Form 10KSB40
period 1996-07-31
INNOVATIVE MEDICAL SERVICES
filed 1996-10-31
CIK 1006028

Form 10-K

             Annual Report Pursuant to Section 13 or 15 (d) of
                    the Securities Exchange Act of 1934
                  For the fiscal year ended July 30, 1996
                       Commission file number 0-21019

                        INNOVATIVE MEDICAL SERVICES
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)

              California                            84-110928
         ----------------------------------------------------------
        (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)          Identification No.)

               1725 Gillespie Way, El Cajon, California 92020
             --------------------------------------------------
            (Address of principal executive offices) (Zip Code)

             Registrant's Telephone Number:      (619) 596 8600

        Securities registered pursuant to Section 12(b) of the Act:

                       Common Stock, Class A Warrants
                       ------------------------------
                              (Title of Class)

      Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, Class A Warrants
                       ------------------------------
                              (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

                             Yes        No X
                            -------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ X ]

     State issuer's revenues for its most recent fiscal year: $825,695

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: Approximately $4,887,748 as of October 31, 1996

     Indicate the number of shares outstanding of each of the issuer's classes of common stock: 3,220,851 shares of common stock as of October 31, 1996.

Documents incorporated by reference: Exhibits to Form SB-2 Registration
Statement
                                   File #333-00434

PART I
------

ITEM 1.  DESCRIPTION OF BUSINESS

     Innovative Medical Services (the Company) was incorporated in the State of California on August 24, 1992 to pursue the immediate business of manufacturing and marketing of the Fillmaster(R) (or the Product) and subsequently a broadly based business of delivering advanced technology, equipment and supplies to the Pharmacy Industry. Over the past three years, the Company has established the production and design, entered into contracts with its parts suppliers and or manufacturers, developed its initial assembly process and initiated its marketing program for the Product.

     In August, 1996 the Company completed its initial public offering whereby it sold 1,387,000 shares of its common stock at a public offering price of $4.00 per share and 1,437,500 Class A Warrants at a public offering price of $0.10 per Class A Warrant.

     The Product is an apparatus that provides measured amounts of "Purified Water" (as defined by the United States Pharmacopoeia, ("USP") for reconstitution of liquid oral antibiotics and certain other pharmacy applications. It consists of a six-stage water purification unit, an electronic water purity testing module, an auxiliary faucet for dispensing purified water and a calibrated volumetric measuring and dispensing apparatus for the actual reconstitution. The entire system is closed and pressurized and, according to the Company's testing, has a fill rate at least three times that of current methods.

     The Company also markets unique and proprietary filter replacements for the purification unit which require changing at intervals of approximately 9-12 months or whenever indicated by the purity testing module. The filter replacements represent a significant continuing source of future sales and cash flow to the Company.

     There are approximately 72,000 pharmacies in the United States and Canada, with many thousands more world-wide. Water-mixed antibiotic prescriptions, for which the Fillmaster(R) is primarily used, make up approximately 12.6% of a pharmacy's total prescriptions and approximately 25% of a pharmacy's gross profit.

     Approximately 4,500 units of the Product have been sold to date, and the Fillmaster(R) is specified as standard equipment for all newly constructed and remodeled pharmacies at Walgreens, Target, Eckerd and SavOn/Osco. In addition, Fillmasters(R) have been purchased and are now being used by such pharmacy chains as Wal-Mart, Thrifty PayLess, Thrift Drug, Dillon Stores, City Market, Kroger, Smith's Food and Drug, Longs Drugs, Rite-Aid, Revco, Drug Emporium and Acme Markets. Also included in the customer base are United States Military Clinics, including Bethesda Naval Hospital; the Kaiser Foundation for Medical Care; the Mayo Clinic and several hundred Independent and Hospital Pharmacies.

     Gross Sales of the Company have been $179,000 and $459,000 for the fiscal years ended 1994 and 1995 respectively. In the fiscal year ended July, 31, 1996, the Company's sales were $825,700. In 1994 it began selling the proprietary replacement filters which represent a long-term, repeat sale market with profit margins far exceeding those from the original sale of the Product.

Principal Product and its Market

     The Fillmaster(R) consists of a six-stage water purification unit, a pharmaceutical water dispenser with precise measuring capabilities, a purity testing module and anti-contamination controls for use by pharmacists in mixing liquid prescriptions. The entire system integrates with the building's tap water system, is closed and pressurized, and therefore has a fill rate 300% faster than the bottle-and-hose systems which are the only known competition. The Product utilizes proprietary filter cartridges which are changed every 9-12 months or when prompted by the Product's purity test indicator. The Product is packed and shipped by the Company and installed by the End-User who follows the illustrated instructions included with the Product using common household tools.

     The United States Pharmacopeia (USP) is a comprehensive reference work which has established the standards for pharmacy practices and supplies in the United States for over one hundred years. The USP is recognized as the official standard for pharmacy practice and supply by various federal statutes, including the Food Drug and Cosmetic Act, and by virtually all states. The USP requires pharmacists to use "Purified Water" in reconstituting powdered medications such as antibiotics. "Purified Water" is defined as "...water obtained by distillation, ion-exchange treatment, reverse osmosis or other suitable process." Also, ". . .Purified Water contains no added substances." Previously, the only realistic source of "Purified Water" conforming to the USP standard was bottled distilled water. Other forms of bottled water prepared through purification have minerals and other substances added to them for taste purposes.

     Historically, pharmacists have either hand poured water for reconstitution directly from a bottle into a measuring container and then into the medicine bottle, or they used a wall-mounted measuring and gravity-flow dispensing cylinder connected by a system of rubber siphon tubing and pinch clamps to a water bottle. Both of these methods have significant drawbacks and possibilities for contamination which the Fillmaster(R) minimizes. Both old methods have the potential for inaccurate measurements: the first method because two hands are required and the latter because the gravity-fed system can produce a variable fill rate due to variation in siphon pressure. (The siphoning rate decreases as the bottles empties thus producing a reduced flow of water.) The Fillmaster(R) uses precision valves which exactly control the water flow.

     Also, use of the Fillmaster(R) ensures that pharmacies that water used in prescriptions will conform to USP standards. Prior methods pose the risk of accidental use of "spring" or bottled "drinking water" due to label similarities, simple mistakes in supply purchasing, or the pharmacy staff's unawareness of the differences in water types. Water that does not qualify as "Purified Water" contains minerals and other impurities which will reduce the stability and potency of the prescription medicine. The use of such water, in essence, is an adulteration of the medication by the introduction of foreign materials and a violation of the Federal Food Drug and Cosmetic Act.

     Even when using the intended conforming water, these unsealed methods allow bacteria, mold and other airborne contaminants to enter and grow within the water supply. In addition, the dispensing tips of the other methods can accumulate residue from the various prescriptions being mixed and cause cross-contamination of the medications. Cross-contamination creates a danger of serious reactions by the patient.

     The hazards of contamination in the Pharmacy's water source are greatly reduced by the Fillmaster(R). The Product's filtering system consists of a sediment filter, two multi-stage carbon block filters and a reverse osmosis membrane. The system produces "Purified Water", eliminating the problem of incorrect source. The Fillmaster(R) is a closed, pressurized system; therefore, the airborne contamination problem is eliminated, and the rate of filling is increased dramatically. Finally, cross-contamination of medications is easily prevented by the Fillmaster's(R) cleanable and disposable dispensing tips.

     Competition and the proliferation of "third party" reimbursement plans have combined to reduce pharmacy margins nationwide to dangerously low levels, mandating efficiency and higher volumes as the only practical means to continued profitability. In this context, time becomes valuable in the extreme. Blocking the road to maximum time utilization is recent federal legislation (OBRA-90) and conforming state mandates requiring pharmacists to counsel each patient receiving a new prescription. The time spent filling liquid antibiotics for which the Fillmaster(R) is used is disproportionately time-consuming and difficult when compared with the time necessary to fill other prescriptions. In addition, virtually all liquid antibiotic prescriptions are new prescriptions, and each requires an additional expenditure of time for patient counseling as required by OBRA-90.

     Extensive testing performed by the Company shows that use of the Fillmaster(R) saves a pharmacy more than 20 seconds of actual filling time for each liquid antibiotic prescription. When multiplied by over 6,000 antibiotics per year (on average), the resulting time savings are dramatic. Coupled with the time savings generated by eliminating water bottle changes (once for each 28 to 30 prescriptions -- approximately 5 minutes for each change), the profitability of liquid antibiotics is substantially enhanced, and pharmacist time for patient counseling and other activities is multiplied.

     The burdensome nature of these medications is compounded by their natural instability once reconstituted. Post-reconstitution shelf life is extremely limited and, once reconstituted, the medications require refrigeration. A pharmacy will generally add water to the medication only when the patient is physically present. If the patient is delayed or does not pick up the prescription, the medication often must be discarded. As a result, the workflow related to these medications is determined not by efficiency, but by the arrival of the patient. Furthermore, the efficiencies and time savings generated by use of the Fillmaster(R) have a dramatic effect on customer satisfaction because of the reduced waiting time at the pickup window.

     Direct and indirect costs associated specifically with bottled water are reduced or eliminated by use of the Fillmaster(R). Pharmacy storage space can be reallocated to more profitable items, and the expense of bottled water purchases of up to $1.25 for each gallon is replaced by one annual filter replacement currently costing $65. Under optimum usage, the cost of "Purified Water" is reduced to approximately $.04 per gallon.

     Based on the Company's surveys of Fillmaster(R) users, customer satisfaction levels are extremely high. Users agree unanimously that the Product is faster, easier to use, cleaner, and that the elimination of the aggravation and difficulties associated with all other methods of reconstitution make the Fillmaster(R) well worth the investment in its acquisition.

     The Product carries a suggested list price of $659, and quantity discounts are available for volume purchase agreements. This price level was established to provide reasonable gross profit margins even after the negotiation of volume discounts. These margins have been calculated at actual production levels and are likely to increase through a reduction of costs associated with higher volumes.

     After installation, the filters require replacement approximately every 9 to 12 months in order to maintain water purity. Since filters compatible with the Fillmaster(R) system are proprietary and only available from the Company, Management is confident that future replacement filter sales will be an ongoing and significant source of income.

     Revenues from the replacement filter sales, over a five-year period, will approach the revenue generated by the original sale of the Product with much higher profit levels. Thus, Management views the sale of the Product as occurring in two distinct stages: immediate and deferred. The acquisition of a new customer, while generating profit during the current year, produces a deferred income stream with at least twice as much gross margin and minimal or no sales expense.

     The Product is primarily assembled from purchased components. It is the Company's goal to perform minor manufacturing in the Company's facility to minimize wages, equipment expense and insurance. No components of the Product have permanent or unequivocally restricted availability. Most are items that are common in either design or manufacture, and a change in suppliers would result in virtually no lost production. There are no plans to alter production methods.

     The purification module is the major component of the Product and is purchased under an agreement with its manufacturer that is exclusive with the Company as to Pharmaceutical uses. While Management regards this particular product as the finest of its kind, suitable alternatives are available on the open market. This module and its accompanying hardware and accessories are repackaged and labeled with Fillmaster(R) graphics, the dispensing apparatus is inserted, and the system is shipped to the customer.

     The dispenser apparatus is assembled mostly from parts that are standard items stocked by wholesale supply houses or fabricated to Company specifications from injection-molded plastic and acrylic. The sole deviation is the Reconstitube(R): an integral part of the dispensing apparatus and available only from its manufacturer. This product's patent expired in 1992, and in the unlikely event of supply difficulties, the Company has a contingency plan that will allow for the fabrication of a replacement with loss of production limited to 2-4 weeks.

     Recently, the Company began offering lease financing through a third party lender that will open the market to customers whose capital resources are limited. This program will allow the customer to lease the Product and a five-year supply of replacement filters for less than current expenditures for bottled water.

     New sales of the Fillmaster(R) continue to rise. More significant, however, is fact that the number of chain pharmacies testing the product has doubled in the last year. Company records show that more than 80% of pharmacies that test the Fillmaster(R) place orders within 6 months. Also this year, the Company began working to establish long-term agreements with chain pharmacies to specify installation of the Fillmaster(R) as standard pharmacy equipment in new and remodeled stores. Naturally, as product sales increase, the sale of replacement filters will increase.

     As of October 31, 1996, the Company employed seventeen individuals whose principal responsibilities are product assembly and shipping (four employees), marketing (four employees), new product development (two employees) and administration (seven employees).


ITEM 2.  PROPERTIES

     The Company's business operates in a 10,000 square foot facility located in a light industrial/office park in El Cajon, California. This location houses all administrative, executive, sales, assembly, shipping and manufacturing functions for the Company.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant in a lawsuit filed by Durland and Company of West Palm Beach, Florida in the Circuit Court of Palm Beach County, Florida which claims approximately $25,000 of fees owed for accounting services. The Company has moved to quash services of the summons in this action as the Company has never conducted business in the State of Florida. The Company believes the law suit is completely without merit and will vigorously defend the action. The Company believes that any financial exposure is adequately provided for in its financial statements and that this matter will not have a material adverse effect on the financial condition or operating results of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 17, 1996, a Special Meeting of the Shareholders was held in San Diego, California. At this meeting the Shareholders elected Dennis Brovarone and Patrick Galuska to the Board of Directors for their first term. The Shareholders also re-elected Norman Andersen, Michael L. Krall, Eugene Peiser and Gary Brownell to the Board of Directors. The Shareholders also approved the Company's Incentive Stock Option Plan. Of the 1,828,851 shares entitled to vote at this meeting, 754,977 were present in person or by proxy. Voting for the nominees and in favor of the Incentive Stock Option Plan was unanimous by those shares represented.

PART II
-------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     (1) Market Information: The Company's common stock is traded on the NASDAQ SmallCap Market under the symbol "PURE" and its Class A Warrants are traded under the symbol "PUREW". The Company's common stock and Class A Warrants are also traded on the Boston Stock Exchange. The Company's Class Z Warrants are not listed for trading on any recognized market.

     (2) HIGH AND LOW BID PRICES: The following table sets forth high and low bid prices for the first fiscal quarter for which there has been a market for the common stock. Such quotations represent inter-dealer prices without retail mark-ups, mark-downs, or commissions and, accordingly, may not represent actual transactions.

     Quarter Ended                      High      Low
     -------------                      ---------------
     October 31 (common stock)          7.75      1.81
     October 31 (class A warrants)      3.37       .25

     (3) Security Holders: As of October 31, 1996, the Company had approximately 39 holders of record of its common stock, 16 holders of its Class A Warrants and 18 holders of the Company's Class Z Warrants. This does not include beneficial owners holding shares or Class A Warrants in street name.

     (4) Dividend Plans: The Company has paid no common stock cash dividends and has no current plans to do so.

     (5) Preferred Stock: There are no shares of preferred stock presently outstanding.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited and unaudited financial statements of the Company and related notes included therein.


Overview

     Innovative Medical Services is engaged principally in the business of manufacturing and marketing of the Fillmaster(R), a unique water purification, measuring and dispensing apparatus used in pharmacies to reconstitute oral antibiotic suspensions. In addition, the company intends to develop and market other pharmacy-related efficiency products worldwide.


Results of operations Fiscal 1996 vs. Fiscal 1995

     Revenues of $825,700 in fiscal year ending 1996 were 172% of the $479,000 in revenues reported for fiscal year 1995. This revenue increase was attributable to increased sales of Fillmaster(R) Purification Systems and the continued growth of replacement filter sales. Fillmaster(R) Purification System sales in fiscal 1996 were $761,300, and replacement filter sales were $64,400. In 1995, Fillmaster(R) Purification System sales were $427,000, and replacement filter sales were $33,000. While occurring in all markets, more than 80% of the volume increase in Fillmaster(R) Purification System sales took place in the chain pharmacy marketplace. The increase in replacement filter sales was expected due to the increased number of Fillmaster(R) Purification Systems in use.

     Gross profits in 1996 were $207,000 vs. $169,000 in 1995. Gross profit percentages in 1996 (25%) were lower vs. 1995 (37%) because the Company offered penetration (lower) pricing to a national chain purchaser of the Product for the initial installation of the systems.

     Net loss for fiscal 1996 was $430,048 vs. a net profit of $2,400 for fiscal 1995. This decrease was due to the decrease in gross profit as outlined above. In addition, Selling Expenses and General and Administrative Expenses increased approximately $419,000 from 1995 to 1996 due to costs incurred to position the Company for growth.


Liquidity and Capital Resources

     The Company's current asset to liabilities ratio fell from 1.73 in fiscal year 1995 to 0.29 in fiscal year 1996. The majority of this decrease was the addition of the $375,000 bridge loan to current liabilities and the accrual of officer compensation. Historically, expansion has been financed by the sale of common stock. Equity financing activities have provided cash in the amounts of $172,000, $45,000 and $66,000 for fiscal years 1994, 1995 and 1996, respectively. Debt financing has been in the amounts of $9,000, $21,000 and $25,000 for the same periods. Cash flows provided (used) from operations were $(327,000) in 1996 and $26,000 in 1995. Cash flows used in investing activities were, respectively, $101,000 and $8,000 for the purchase of machinery and equipment. Cash flows from investing activities were $402,000 in 1996 and 23,000 in 1995.

     The Company has operated on a just-in-time assembly and manufacturing basis and therefore has kept inventory to low levels. Parts and components have been, for the most part, brought into the factory for assembly and shipment only after a firm customer order has been received. As a result, the time period during which cash resources must be utilized for inventory has been compressed as much as possible. Also, aggressive receivables management combined with the quality of the customer base has resulted in a very favorable position with regards to receivables aging.

     Nonetheless, the extremely vigorous growth of the Company has created an ongoing dilemma related to cash. The very expansion that has made revenue projections appear so positive has at the same time hindered the Company's ability to expand sales at an even faster rate. The need to finance ever-increasing part and component inventories, even for a short period of time, has served to divert cash resources from critical sales, marketing and new product development areas that could enhance future revenues to an even greater extent. Sales and marketing decisions have often been driven by the lack of available cash resources, frequently to the exclusion of valuable opportunities.

     During the past months, the Company has focused on establishing a strong foundation for realistic, sustainable growth. The Company has recruited key marketing, sales, customer service and financial professionals who have outstanding industry experience and credibility, and who have the ability to spur the Company to achieve sales results. In addition, the Company moved into a larger facility that houses both production and administration. The new facility provides for improvement of current operations, increased production capacity and advances in the areas of research and development. Such corporate growth would not have been possible without the efforts of Michael L. Krall, the Company's President, during the weeks leading to NASDAQ approval of the Initial Public Offering. To compensate Mr. Krall for his outstanding work during that time, the Board of Directors awarded Mr. Krall a bonus of 257,500.

     To generate capital for further expansion and to alleviate the cash issues described above, the company has issued $5,810,000 in marketable equity securities subsequent to the balance sheet date.

Management intends that the proceeds of the offering will provide liquidity for:

Sales and Marketing expansion: (a) expand the sales force, (b) recruit a director of marketing, (c) elevated public exposure through increased public relations efforts, (d) increased trade show participation, (e) advertising in trade journals and via targeted direct response advertising,
(f) increased face-to-face sales calls with corporate customers and, (g) development of new marketing materials.

Inventory increase: (a) support the increased sales activity expected, (b) to reduce the cost of goods through volume purchasing.

Receivables Financing: (a) support the increased sales activity expected,
(b) eliminate early-payment discounts given to customers.

New Product Development: (a) further development of advanced concepts for the existing product line, (b) further develop and bring to market new products currently in various stages of development, (c) identify new products for future development.

Lease Financing: (a) provide alternative financing to its customers where few options exist (b) provide the ability to finance the purchase of the Company's products internally, (c) establish an additional source of profit and cash flow.

Facilities Expansion: (a) provide adequate production facilities for the anticipated increased Fillmaster(R) product sales, (b) production facilities for new products (c) office and administrative space for increased staff requirements.

Patent, Trademark and Legal Expense: (a) provide patent and trademark protection for existing and anticipated products.

Manufacturing/Computer Equipment: (a) provide production and assembly equipment to improve production efficiency (b) provide additional computer equipment for increased productivity by administrative and executive staff.

     Working Capital: (a) provide liquidity for general business contingencies.

     Management believes that the offering of its securities will provide sufficient liquidity to meet the requirements described above for the balance of fiscal 1996 and 1997.

Future Outlook

     The key to long term profitability of the Fillmaster(R) product line and, ultimately the company, is to establish a substantial number of Fillmaster(R) units installed and in use. Since each unit requires a replacement of its filters at least once a year, each new system installed becomes a source of steady future income that potentially exceeds the income from the initial sale of the Product. In addition, each pharmacy using the Fillmaster(R) will be an easily-approachable candidate for any new pharmacy tools developed by the Company in the future.

     These multiple reasons for establishing a solid base of users have caused the Company's sales efforts to focus primarily on the chain pharmacy market. When combined with the short-term efficiencies inherent in multiple-unit sales and the expanding nature of the market, chain pharmacies were the most attractive of the options. This strategy has been successful, as the Company continues to build an ever-increasing sales revenue base with sales and marketing expenditures a fraction of those necessary to reach independent and hospital pharmacies.

     At the beginning of fiscal year 1994, the Company's chain pharmacy customer base consisted of scattered individual locations in three chains. By the end of fiscal year 1996, the Fillmaster(R) product was installed at more than 4,500 total locations representing 6% of the total domestic market, with approximately 3,500 of these locations being in more than 20 regional and national chains ranging in size from 30 to 2600 stores. These customers include the nation's largest drug store chain, Walgreens, and Wal-Mart, the world's largest retailer. The 3,500 locations represent approximately 11% of a total chain pharmacy market that is expanding at the rate of approximately 10% per year.

     The Company's chain customer base continues to expand at the rate of approximately one chain per month and is expected to continue at that pace for the foreseeable future. Acquisition of a new chain customer generally results in staged product acquisition after initial testing, typically beginning with higher-volume pharmacies. Complete saturation of each customer's locations generally takes place over an extended period. Thus, gaining a new chain customer bodes well for sales of new Fillmaster(R) Purification Systems over the intermediate term and for continuing replacement filter sales over the long term. Currently, the 3,500 chain drug store locations in which the Product is installed are less than 20% of the available locations in the chains represented

     The logical, ultimate and final development in the chain sales cycle will be when the Product becomes specified as standard equipment for all new and remodeled pharmacies, making new orders automatic as construction occurs. As of July 31, 1996, Walgreens, Eckerd, Target and Sav-On/Osco, have designated the Fillmaster(R) as standard equipment for their new and remodeled pharmacies. Sales revenues for new Fillmaster(R) units from these customers' new openings and remodeling programs are projected at approximately $600,000 per year (1300 units) for each of the next five years with virtually no additional sales effort or expense. Each succeeding year, these installations will generate an equal incremental increase in the number of replacement filter sets sold.

     The Company expects that additional chains will make the same specification during the balance of fiscal 1996, 97 and 98, expanding the ongoing base of recurring orders.

     In the upcoming year, the introduction of leasing is anticipated to have a positive effect on sales revenues, with more dramatic results expected in ensuing years. Through leasing, which is currently being offered through a third-party lender, new chain customers whose capital resources are limited will be able to acquire the Product with no effect on the balance sheet, and a net monthly decrease in expenses associated with water in the pharmacy.

     As resources allow, marketing expenditures will increase significantly to focus on the costlier-and more difficult-to-reach independent pharmacy market. This market, although shrinking somewhat due to inroads made by the chains, is still relatively stable in size. Representing more than 30,000 locations, the independent pharmacy market has remained virtually untapped. Currently, the Company's penetration is less than 3%.

     Near-term sales efforts in the independent pharmacy market will focus primarily on offering price concessions based upon quantity sales to the members of independent buying cooperatives and quasi-chains created by wholesale drug distributors. By accessing large numbers of pharmacies through their cooperatives and wholesalers, the Company retains the economies of scale associated with chain sales but generates higher margins through higher negotiated pricing and direct sales to the customer.

     Wholesale distributors have exited the durable goods markets and are not in a position to be able to stock and distribute the Product on any reasonable basis; however, at the same time, they do offer centralized access to large numbers of independent pharmacy customers. By utilizing their customer structures but not their distribution systems, the Company will retain margins that would otherwise be paid to the distributor. Recently, the Company formed an alliance with McKesson Drug Company to promote the Fillmaster(R) Purification System to its Value-Rite quasi-chain group of independent pharmacies at a price that is discounted, but not to wholesale or chain pricing levels. McKesson is distributing product information in its regular mailings to this group, with the Product being sold and distributed directly to the customer by the Company.

     Longer-term marketing efforts in the independent pharmacy market will concentrate on non-affiliated independent community pharmacies. Leasing is expected to be an especially powerful tool in the independent pharmacy market once the Company has generated the capital necessary to be able to finance a leasing program internally. Capital expenditures are difficult for the independent community pharmacy because of limited cash resources, so access to this market has been problematical. The higher sales and marketing expenses associated with this market segment require the Company to retain the full $659 list price in order to maintain profit margins. Leasing allows the customer to acquire a Fillmaster(R) unit for a monthly payment equal to or less than its existing monthly bottled water expenditures. Third-party lease financing is not currently available for fewer than four Fillmaster(R) units due to minimums imposed by the lenders.

     Reduction of the cash outlay necessary to acquire a Fillmaster(R) unit from $659 to an affordable monthly payment will allow the Company to penetrate this market to a much greater degree. The Company has calculated that the profits generated from internal leasing of Fillmaster(R) Filtration Systems and replacement filters will be more than double that generated by straight sales or third-party leasing for an equal number of units.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 13 of this Report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: None

PART III
--------

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company and their ages are as follows:

Name                          Age       Position
----                          ---       --------

Michael L. Krall              44        President, CEO, Director

Norman Andersen               77        Chairman of the Board, Director

Gary Brownell, CPA            47        Chief Financial Officer, Director

Dennis Atchley, Esq.          44        Secretary

Eugene Peiser, PD             65        Director

Patrick Galuska               37        Director

Dennis Brovarone              40        Director


     The Directors serve until their successors are elected by the shareholders. Vacancies on the Board of Directors may be filled by appointment of the majority of the continuing directors. The executive officers serve at the discretion of the Board of Directors.

DENNIS B. ATCHLEY   Mr. Atchley, 44, is a civil litigation attorney with
the law firm of Epsten & Grinnell since January 1995. He was a sole practitioner from 1985 to 1995, was formerly a partner in the firm of Winters ad Atchley and served as an associate attorney with several larger law firms. He became an officer of Innovative Medical Services in 1992. Mr. Atchley graduated from Loyola University of Los Angeles in 1973 with a Bachelor of Arts degree in political science. He received his Juris Doctorate in 1976 from California Western University School of Law. Mr. Atchley is a member of the American Bar Association and the American Arbitration Association. Mr. Atchley resides in San Diego with his wife and two children.

GARY W. BROWNELL    Mr. Brownell, 47, is a Certified Public Accountant in
a private partnership practice. He is the partner in charge of taxes and municipal audits for his firm. Mr. Brownell graduated from San Diego State University in 1973 with a Bachelor of Science degree in accounting. He received his Certified Public Accountant designation in 1983. Mr. Brownell has been a partner in Brownell and Duffy since 1985.

MICHAEL L. KRALL    Mr. Krall, 44, is the President and CEO of Innovative
Medical Services, a position he has held since 1993. He is responsible for the strategic planning, product development, and day-to-day operations of IMS. Previously, Mr. Krall was the President and CEO of Bettis-Krall Construction, Inc. a successful building-development company of custom homes and commercial property in San Diego County, California. He has also held numerous positions in general management in the hospitality industry. Mr. Krall attended Pepperdine University (economics, statistics mechanical engineering). He previously served 4 years in the United States Marine Corps and was elected, by general election, to a 4 year term on the Valle de Oro Planning Board. Mr. Krall lives in El Cajon, California with his wife, Connie and two children.

NORMAN L. ANDERSEN Mr. Andersen, 77, currently retired, was from 1974 until September of 1994, Chairman of the Board of Cord North American Moving and Storage, Inc., in Earth City, MO, a suburb of St. Louis. Prior to serving solely as Chairman of the Board from 1987 until this year, he also served as its Chief Executive Officer. Cord North American is a holding company for several moving and storage concerns in the St. Louis area. Mr. Andersen served for many years and in several capacities in the Al Bahr Shrine. He is widowed and lives in Fairview Heights, IL.

EUGENE S. PEISER, DOCTOR OF PHARMACY    Dr. Peiser, 65, has been an
independent consultant to FDA regulated industries since 1974 and a Member of the Board of Innovative Medical Services since 1994. He graduated from the University of Tennessee College of Pharmacy with a Bachelor of Science in Pharmacy in 1951 and has received his Doctorate of Pharmacy. Dr. Peiser's consultancy advises on a wide variety of subjects, including compliance with the Prescription Drug Marketing Act and other government compliance matters, employee training and drug repackaging. Dr. Peiser furnishes expert witness services and has provides approved Pharmaceutical Continuing Education to several thousand attendees at his seminars. Dr. Peiser is a Founding Director of the Association of Drug Repackagers; is appointed as a Registered Arbitrator by the American Registry of Arbitrators; serves as a member of the Surgeon General's Speakers Bureau; and is President of the Southwest Chapter of the Association of Military Surgeons. Dr. Peiser lives and works in Palm Harbor, FL.

PATRICK GALUSKA     Mr. Galuska, 37, is a Petroleum Engineer and has been
with Meridian Oil Inc., since 1982. He is responsible for the financial viability of numerous properties located in the Rocky Mountains and has also been involved in many property acquisitions and contract negotiations. He is a Registered Professional Engineer and is a member of the Society of Petroleum Engineers. Mr. Galuska graduated from the University of Wyoming in 1982 with a Bachelor of Science degree in Petroleum Engineering. He received his Masters in Business Administration, specializing in Finance from the University of Denver in 1992. Mr. Galuska resides in Denver, Colorado with his wife.

DENNIS BROVARONE    Mr. Brovarone, 40 has been practicing corporate and
securities law since 1986 and as a solo practitioner since 1990. He was elect to the Company's Board of Directors in April, 1996. Prior to 1990, Mr. Brovarone served as in-house counsel to R.B. Marich, Inc., a Denver, Colorado based brokerage firm. Mr. Brovarone also serves as President (chairman) of the Board of Directors of The Community Involved Charter School, a three year old K-12 public school located in Lakewood, Colorado, operating under an independent charter and serving approximately 350 students in an individualized, experiential learning environment. Mr. Brovarone lives and works in Denver, Colorado.


Compensation of Directors

     Directors are entitled to receive $300 plus reimbursement for all out-of-pocket expenses incurred for attendance at Board of Directors meetings. Mr. Anderson receives a salary of $2,000 for services as Chairman of the Board and of the Board's Compensation and Budget Committees.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table shows for the past three fiscal years ending July 31, the compensation awarded or paid by the Company to its Chief Executive Officer and its executive officers during such years:

                                                        Restricted
Name & Position     Total Annual Cash Compensation        Stock or
                    (Year ended 7/31)   ($ Amt.)     Options Granted


Michael L. Krall    1994                 30,000                    0
                    1995                 45,000                    0
                    1996                 96,000        31,250 shares  (1)
                    1996                257,500(2)

Dennis Atchley      1994                0              21,978 shares
                    1995                0                          0
                    1996                0

Gary Brownell       1994                0              18,315 shares
                    1995                0              14,000 shares
                    1996                0                          0

Dennis Brovarone    1996                36,000         13,334 shares

(1) Five year Options exerciseable after April, 1997 at $3.20 per share. See EMPLOYMENT CONTRACTS below.

(2) A bonus awarded in September, 1996 by the Board of Directors

No other executive officer earned more than $100,000 during the current fiscal year.


Employment Agreements

     In April, 1996, the Board of Directors approved a five year employment agreement for Michael Krall, its President. Mr. Krall is to receive a salary of $108,000 per year, an amount equal to 3% of the Company's net income before taxes if any plus other benefits. In addition, the Board of Directors awarded Mr. Krall compensation in the amount of $30,000, $45,000 and $60,000 for the fiscal years ended July 31, 1994, 1995 and the eight month period ended March 31, 1996. Mr. Krall has contributed these amounts back to the Company as additional paid in capital for shares previously issued to Mr. Krall. Mr. Krall was also awarded five year options to acquire 31,250 common shares at $3.20 per share which are first exerciseable in April, 1997. In September, 1996, the Board of Directors awarded Mr. Krall a bonus of $257,500 as compensation for his extraordinary work in the weeks preceding the Initial Public Offering.

     Mr. Brovarone serves as securities counsel for the Company and receives $3,000 per month plus expenses.

     Mr. Atchley serves as Secretary for the Company and beginning September, 1996, receives $1,000 per month.


Incentive Stock Option Plan

     On April 17, 1996, the Shareholders approved the Company's 1995 Incentive Stock Option Plan (the Plan). The purpose of the Plan is to advance the business and development of the Company and its shareholders by affording to the key employees of the Company the opportunity to acquire a propriety interest in the Company by the grant of Options to acquire shares of the Company's common stock. The Options granted are "Incentive Stock Options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as
amended, for certain key employees. The Plan is administered by an Administrative Committee whom shall serve a one year term. Subject to anti-dilution provisions, the Plan may issue Options to acquire up to 1,000,000 shares to Key Employees. The maximum number of shares subject to Options granted to any one Key Employee shall not exceed 100,000 shares. The exercise price for Options shall be set by the Administrative Committee but shall not be for less than the fair market value of the shares on the date the Option is granted. The period in which Options can be exercised shall be set by the Administrative Committee not to exceed five years from the date of Grant. The Plan may be terminated, modified or amended by the Board of directors upon the recommendation of the Administrative Committee. The issuance of options pursuant to this Plan is not expected to be a taxable event for recipient until such time that the recipient elects to exercise the option whereupon the recipient is expected to recognize income to the extent the market price of the shares exceeds the exercise price of the option on the date of exercise. All Key Employees of the Company and its subsidiaries are eligible to participate in the Incentive Stock Options. A Key Employee is defined in the Plan as a Company employee who in the judgment of the Administrative Committee has the ability to positively affect the profitability and economic well-being of the Company. Part time employees, independent contractors, consultants and advisors performing bona fide services to the Company shall be considered employees for purposes of participation in the Plan.

     On April 17, 1996, the Company's Board of Directors approved a Directors and Officers Stock Option Plan. The purpose of the Plan is to advance the business and development of the Company and its shareholders by affording to the Directors and Officers of the Company who are ineligible to participate in the above Incentive Stock Option Plan, the opportunity to acquire a propriety interest in the Company by the grant of Options to acquire shares of the Company's common stock. The Plan is administered by the entire Board of Directors. The Plan became effective on April 17, 1996 by the Board of Directors, was not subject to Shareholder approval and shall terminate on April 17, 2006. Subject to anti-dilution provisions, the Plan may issue Options to acquire up to 1,000,000 shares to Directors and Officers. The maximum number of shares subject to Options granted to any one Director or Officer shall not exceed 100,000 shares. The exercise price for Options shall be set by the Board of Directors but shall not be for less than eighty-five (85%) of the fair market value per share on the date of grant. The period in which Options can be exercised shall be set by the Board of Directors not to exceed five years from the date of Grant. The Plan may be terminated, modified or amended by the Board of Directors.
 As of the date of this Prospectus, Michael L. Krall the Company's president has been awarded options to purchase up to 31,250 shares at $3.20 per share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all Directors individually and all Directors and Officers of the Company as a group.

Name and Address             Common Stock           Percentage
of Beneficial Owner          Ownership(1)           of Class
-------------------          ---------              --------

Norman Anderson                51,334                 1.59%
1725 Gillespie Way
El Cajon, CA 92020

Dennis Atchley                 22,000                 0.68%
1725 Gillespie Way
El Cajon, CA 92020

Gary Brownell                  32,334                 1.00%
1725 Gillespie Way
El Cajon, CA 92020

Michael L. Krall(2)           618,307                19.20%
1725 Gillespie Way
El Cajon, CA 92020

Thomas E. Smith(3)            618,307                19.20%
9408 Lightwood Cove
Austin, TX 78748

Eugene Peiser                   6,334                 0.20%
1725 Gillespie Way
El Cajon, CA 92020

Patrick Galuska                33,334                 1.03%
8137 S. Downing St.
Littleton, CO 80122

Dennis Brovarone               13,334                 0.41%
11249 W. 103rd Dr.
Westminster, CO 80021

Officers and Directors
as a group (7 Persons)        776,977                24.12%


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In December, 1995, Dennis Brovarone was issued 20,000 (pre-split) shares of common stock in consideration of services rendered to the Company with respect to corporate financing plans and federal securities law compliance.

  Since inception, the Company has periodically made loans to Mr. Krall and Thomas E. Smith, (Jr.) which accrued interest at the rate of 7% per annum. These debt balances were also periodically reduced by Mr. Krall and Thomas E. Smith,(Jr.) by cash payments to the Company. These loans were made by the Company to insure Mr. Krall and Mr. Smith's availability to the Company and the proceeds were used by Mr. Krall and Mr. Smith for personal expenses unrelated to the Company. While the Company does not make loans to unrelated parties, it believes that the terms of these loans were favorable to the Company.

  As of July 31, 1994, Thomas E. Smith, (Jr.)'s balance was $21,449.23 and the Company received a Promissory Note in the principal amount of $21,449.23 from Thomas E. Smith, (Jr.). The Note accrued interest at the rate of 7% per annum was payable in one installment on or before September 30, 1995. In November, 1994, Thomas E. Smith, (Jr.) partially repaid his balance by contribution of $29,000 of proceeds from the sale of 29,000 of Thomas E. Smith, (Jr.)'s shares of the Company's common stock. As of July 31, 1995, Thomas E. Smith, (Jr.)'s balance owed was $9,128.199 and Thomas
E. Smith, (Jr.) issued a new Promissory Note dated July 31, 1995 in the principal amount of $9,128.19 which accrues interest at the rate of 7% per annum and is payable on or before September 30, 1996. As of July 31, 1996, the balance owed on this note is $9,128.

  As of July 31, 1994, Mr. Krall had a debt balance of $0.00 and had contributed an additional $16,620.40 to the Company. On July 31, 1994, the Company issued Mr. Krall a Promissory Note in the principal amount of $16,620.40. The Note accrued interest at the rate of 7% per annum was payable on or before September 30, 1995. In November, 1994, Mr. Krall contributed $29,000 of proceeds from the sale of 29,000 of Mr. Krall's shares of the Company's common stock. As of July 31, 1995 and as a result of additional borrowing by Mr. Krall, Mr. Krall's balance owed was $15,857.71 and Mr. Krall issued a new Promissory Note dated July 31, 1995 in the principal amount of $15,857.71 which accrues interest at the rate of 7% per annum and is payable on or before September 30, 1996. As of July 31, 1996, the balance owed on this note is $76,387.

  On January 1, 1994, the Company issued a Promissory Note with a principal amount of $30,000 to Thomas E. Smith, Sr., a Director of the Company. The Note accrued interest at the rate of 9.873% per annum. The Note was repaid by the conversion of $5,000 into 5,000 shares of common stock in November, 1994 and the issuance on January 1, 1995, of another Promissory Note for the remaining principal amount of $25,000. This Note accrues interest at the rate of 11.848% per annum and is payable in monthly interest with the principal due on or before January 1, 1997. The Company is current in its payments on this Note.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A.     Exhibits

  (3)(i) Articles of Incorporation (Incorporated by reference from Form SB-2 Registration SEC File # 333-00434 effective August 8, 1996)

  (3)(ii) By-Laws of Corporation (Incorporated by reference from Form SB-2 Registration SEC File # 333-00434 effective August 8, 1996)


  (27) Financial Data Schedule


B.     Reports on Form 8-K: None

                        INNOVATIVE MEDICAL SERVICES

             FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

             For the Years Ended July 31, 1996 and July 31, 1995

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors and Stockholders
Innovative Medical Services
El Cajon, California

I have audited the balance sheets of Innovative Medical Services as of July 31, 1996 and July 31, 1995, and the related statements of income, accumulated deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted the audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Medical Services as at July 31, 1996 and July 31, 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





Steven Holland
Certified Public Accountant


San Diego, California
October 25, 1996

                         INNOVATIVE MEDICAL SERVICES
                               BALANCE SHEETS
                                                       July 31
                                                 ----------------------
                                                    1996        1995
                                                 ----------  ----------
                                    ASSETS
Current Assets
    Cash                                         $   21,706  $   47,180
    Accounts receivable, net of allowance for
          doubtful accounts of $ 9,000 in 1996
          and $ 500 in 1995                          81,963     174,785
    Notes receivable (Note 2)                        24,986      24,986
    Due from employees                                1,390       4,024
    Due from shareholders and officers (Note 3)      76,887      20,000
    Inventories                                      55,660      23,110
    Prepaid Expenses                                  7,868           0
                                                 ----------  ----------
          Total current assets                      270,460     294,085
                                                 ----------  ----------
Property, Plant and Equipment
    Property, plant and equipment (Note 4)          163,406      91,498
                                                 ----------  ----------
          Total property, plant and equipment       163,406      91,498
                                                 ----------  ----------
 Noncurrent Assets
    Deposits                                          5,649           0
    Organizational costs, net (Note 1)                1,032       2,064
    Deferred public offering costs (Note 1)         376,695      37,630
                                                 ----------  ----------
          Total noncurrent assets                   383,376      39,694
                                                 ----------  ----------
    Total assets                                 $  817,242  $  425,277
                                                 ==========  ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                             $  233,111  $  164,938
    Accrued liabilities                             307,092       4,604
    Notes Payable (Note 5)                          402,154           0
                                                 ----------  ----------
          Total current liabilities                 942,357     169,542
                                                 ----------  ----------
Long-Term Debt  (Note 5)                              2,978      25,000
                                                 ----------  ----------

Stockholders' Equity
    Class A common stock, no par value;
          authorized 20,000,000 shares, issued
          and outstanding 1,833,851 shares at
          July 31, 1996 and  1,791,851 shares at
          July 31, 1995 (Note 8)                    663,181     591,961
    Accumulated deficit                            (791,274)   (361,226)
                                                 ----------  ----------
          Total stockholders' equity               (128,093)    230,735
                                                 ----------  ----------

    Total liabilities and stockholders' equity   $  817,242  $  425,277
                                                 ==========  ==========

  The accompanying notes are an integral part of the financial statements.

                        INNOVATIVE MEDICAL SERVICES
                            STATEMENTS OF INCOME

                                                   For the Years Ended
                                                        July 31
                                                 ----------------------
                                                    1996        1995
                                                 ----------  ----------

Net sales                                        $  825,695  $  459,330
Cost of sales                                       618,274     290,609
                                                 ----------  ----------

Gross profit                                        207,421     168,721
                                                 ----------  ----------

Selling expenses                                     93,940      33,375
General and administrative expenses                 556,489     137,651
                                                 ----------  ----------

          Total operating costs                     650,429     171,026
                                                 ----------  ----------

Operating income (loss)                          (  443,008) (    2,305)
                                                 ----------  ----------

Other income and (expense):
    Interest income                                   1,803       3,266
    Miscellaneous income and (expense)               11,957       2,281
                                                 ----------  ----------

          Total other income and (expense)           13,760       5,547
                                                 ----------  ----------

Income (loss) before income taxes                (  429,248)      3,242

Federal and state income taxes (Note 1)                 800         800
                                                 ----------  ----------

Net income (loss)                                $( 430,048) $    2,442
                                                 ==========  ==========

Net (loss) per common share                      $  (  0.14) $     0.00
                                                 ==========  ==========



   The accompanying notes are an integral part of the financial statements.

                        INNOVATIVE MEDICAL SERVICES
                     STATEMENTS OF ACCUMULATED DEFICIT



                                                   For the Years Ended
                                                         July 31
                                                 ----------------------
                                                    1996        1995
                                                 ----------  ----------

Balance, beginning of year                       $ (361,226) $ (363,668)

Net income (loss)                                  (430,048)      2,442
                                                 ----------  ----------

Balance, end of year                             $ (791,274) $ (361,226)
                                                 ==========  ==========

  The accompanying notes are an integral part of the financial statements.

                        INNOVATIVE MEDICAL SERVICES
                          STATEMENTS OF CASH FLOWS

                                                   For the Years Ended
                                                         July 31
                                                 ----------------------
                                                    1996        1995
                                                 ----------  ----------

Cash flows from operating activities
    Net income (loss)                            $( 430,048)  $   2,442
    Adjustments to reconcile net income
    to net cash provided by operating
    activities:
          Depreciation                               29,054      16,395
          Amortization                                1,032       1,032
          Officers wages contributed to capital      44,000      45,000
          Stock issued for services                   5,000           0
    Changes in assets and liabilities:
          (Increase) decrease in accounts
           receivable                                92,822   ( 130,879)
          (Increase) in due from officers and
           shareholders                           (  56,887)  (   3,537)
          (Increase) decrease in due from
           employees                                  2,634   (   2,634)
          (Increase) in prepaid expense           (   7,868)          0
          (Increase) in inventory                 (  32,550)  (  17,228)
          (Increase) in deferred public
           offering costs                         ( 339,065)  (   5,250)
          (Increase) in deposits                  (   5,649)          0
          Increase in accounts payable               68,173     120,522
          Increase (decrease) in accrued
           liabilities                              302,488   (     178)
                                                 ----------  ----------

          Net cash provided (used) by
           operating activities                   ( 326,864)     25,685
                                                 ----------  ----------

Cash flows from investing activities
    Purchase of property, plant and equipment     ( 100,962)  (   8,224)
                                                 ----------  ----------

          Net cash (used) in investing
           activities                             ( 100,962)  (   8,224)
                                                 ----------  ----------

Cash flows from financing activities
    Increase (decrease) in notes payable            380,132   (  21,620)
    Proceeds from sale of common stock               22,220      44,790
                                                 ----------  ----------

          Net cash provided by
           financing activities                     402,352      23,170
                                                 ----------  ----------

          Net increase (decrease) in cash         (  25,474)     40,631

Cash, at beginning of year                           47,180       6,549
                                                 ----------  ----------

Cash, at end of year                             $   21,706  $   47,180
                                                 ==========  ==========

  The accompanying notes are an integral part of the financial statements.

                        INNOVATIVE MEDICAL SERVICES
                       NOTES TO FINANCIAL STATEMENTS
                          SEE ACCOUNTANTS' REPORT


NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Activity
    Innovative Medical Services was incorporated in San Diego, California on August 24, 1992. The Company was organized with the purpose of manufacturing, marketing, and sales of the Fillmaster, a unique and proprietary pharmaceutical water purification and dispensing product. The Company is fully operational, with more than 4,500 customers in all fifty states, Puerto Rico, The United Kingdom, Australia, Canada, and Europe. The Company intends to expand research and development efforts in order to further develop its product line to include an additional 11 proprietary pharmacy-related efficiency tools.

Revenue Recognition
    The company recognizes revenues when products are delivered.

Research and Development
    Research and development costs are charged to operations when incurred and are included in operating expenses. The total amount charged to Research and Development in the year ended July 31, 1996 was $6,483.

Depreciation Method
    The cost of property, plant and equipment is depreciated on a straight line basis over the estimated useful lives of the related assets. The useful lives of property, plant, and equipment for purposes computing depreciation are:
                   Computers and equipment                  7.0 years
                   Furniture and fixtures                  10.0 years
                   Property held under capital lease       10.0 years

    Leasehold improvements are being depreciated over the life of the lease which is equal to 29 or 149 months depending on the actual lease.

    Depreciation is computed on the Modified Accelerated Cost Recovery System for tax purposes.

Amortization
    The cost of organizational expenses are being amortized on a straight line basis over their remaining lives of five (5) years. Amortization expense charged to general and administrative expense for the years ended July 31, 1996 and July 31, 1995 was $ 1,032 and $ 1,032,
    respectively.

Inventory Cost Method
    Inventories are stated at the lower of cost determined by the Average Cost method and net realizable value.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Common Stock Public Offering
    The Board of Directors authorized the Company to sell up to 1,250,000 shares of the Company s common stock and 1,250,000 Class A warrants in a public offering pursuant to a Registration Statement on Form SB-2 under the Securities Act of 1933. The board of directors also authorized obtaining a bridge loan of up to $ 375,000 to facilitate the public offering (Note 11).

    On April 17, 1996, the Company entered into an agreement with Monitor Investment Group, Inc. of New York, whereby Monitor agreed to structure a Bridge Financing and act as the sole placement agent on a best effort basis (Note 5) and act as an underwriter on a firm-commitment basis for 1,250,000 shares of the Company's common stock and 1,250,000 Class A warrants. Monitor Investment Group, Inc. completed the Bridge Financing placement. Subsequently, Monitor Investment Group, Inc. and the Company agreed that Meyers Pollock Robbins, Inc. would replace Monitor as the lead underwriter for the offering. The Class A warrants will be exerciseable commencing one year after the effective date of the offering and entitles each holder to purchase one share of common stock at $5.25 per common share during the four year period commencing one year from the effective date of the offering. The Class A Warrants are redeemable by the Company for $.05 per warrant, at the Company's option, commencing one year after the effective date of the offering provided the closing bid price for the Company's common shares shall have averaged in excess of $9.00 per share for thirty consecutive business days ending within five days of the date of a notice of redemption.

    The principal terms of the agreement with the Representative are as follows:
    a) Underwriter's discount and commission shall be ten percent of the aggregate public offering, and
    b) The non-accountable expense allowance will be three percent of the total amount raised, and
    c) The Company shall be responsible for and shall bear all expenses incurred in connection with the bridge financing and the public offering, and
    d) The Company will grant the Representative an option to purchase all or part of an additional number of securities (the "Over-Allotment Option") as will be equal to not more than fifteen percent of the total number of securities initially offered for a period of thirty days from the closing date of the public offering in order to cover over-allotments, if any.

Deferred Public Offering Cost
    The company has incurred $ 376,695 of costs as of July 31, 1996 related to an initial public offering. These costs have been deferred, pending completion of the offering, at which time such costs will be reclassified to shareholders' equity.

Net Loss Per Common Share
    Pursuant to the requirements of the Securities and Exchange Commission
    (SEC), common stock issued by the Company during the twelve months immediately preceding an initial public offering, plus the number of common equivalent shares which became issuable during the same period pursuant to the grant of stock options and Bridge Financing (Note 11) have been included in the calculation of the shares used in computing net loss per common share as if these shares were outstanding for all periods presented using the treasury stock method.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Following is a reconciliation of the weighted average number of shares actually outstanding with the number of shares used in the computations of loss per common share:


                                            July 31,1996    July 31, 1995
                                            ------------    -------------
Weighted average number of shares
 actually outstanding                          1,821,792       1,782,009
Stock options issued to officer (Note 8)          31,250          31,250
Bridge financing warrants                      1,187,500       1,187,500
                                              ----------      ----------
                                               3,040,542       3,000,759
                                              ==========      ==========

     The number of shares that would be issued from the exercise of the warrants has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of $ 9.00 per share for Class A warrants and $ 15.00 per share for Class Z warrants, which represents the redemption prices.

Income Taxes
     At July 31, 1996, the Company has financial, federal, and California tax net operating loss carryforwards of approximately $ 791,000, $ 617,000, and $ 433,000, respectively. The difference between the financial reporting and the federal tax loss carryforward is primarily due to the capitalization of research and development expenses and start-up expenses for tax purposes with an amortization over five (5) years, but for financial reporting purposes these expenses are charged to operations as incurred. The difference between federal and California tax loss carryforwards is primarily due to the fifty percent limitation on California loss carryforwards. The tax loss carryforwards will begin expiring in fiscal year ended July 31, 2009, unless previously utilized. Under the Tax Reform Act of 1986, the use of the Company's net operating loss carryforwards may be limited if the public offering contemplated results in a cumulative change in ownership of more than 50%.

     The Company adopted Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, beginning in fiscal year ended July 31, 1993. The adoption had no impact on 1993 results. In accordance with this new standard, the Company has recorded total deferred tax assets of $ 158,000 and a related valuation reserve of $ 158,000 as of July 31, 1996. Realization of these deferred tax assets, which relate to operating loss carryforwards and timing differences from the amortization of research and development expenses and start-up expenses, is dependent on future earnings. The timing and amount of future earnings are uncertain and therefore, the valuation reserve has been established.


NOTE 2. NOTES RECEIVABLE

     At July 31, 1996, notes receivable in the amount of $ 15,858 represents amounts due from an officer and $ 9,128 represents amounts due from a shareholder. All notes receivable are due and payable within one year.


NOTE 3. DUE FROM SHAREHOLDERS AND OFFICERS

     At July 31, 1996, due from shareholder is $ 500 and due from officers and shareholders is $ 76,387.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

     The following is a summary of property, plant, and equipment - at cost, less accumulated depreciation:


                                            July 31, 1996   July 31, 1995
                                            -------------   -------------

      Computers and equipment                 $  132,715      $   91,582

      Furniture and fixtures                      47,993          20,336

      Property held under capital lease            7,511               0

      Leasehold improvements                      41,751          17,090
                                              ----------      ----------
                                                 229,970         129,008

          Less: accumulated depreciation          66,564          37,510
                                              ----------      ----------

              Total                           $  163,406      $   91,498
                                              ==========      ==========

    Depreciation expense charged to general and administrative expense for the years ended July 31, 1996 and 1995 was $ 29,054 and $ 16,395, respectively.

NOTE 5. DEBT

    The details relating to debt are as follows:

                                            July 31, 1996   July 31, 1995
                                            -------------   -------------

    Notes payable to a stockholder with
     interest at 12% interest payable in
     monthly installments  of $ 247 and
     principal all due and payable on
     January 1, 1997                          $   25,000      $   25,000

    Obligation under capital lease                 5,132               0

    Bridge financing ( Note 11)                  375,000               0
                                              ----------      ----------
          Total notes payable                    405,132          25,000
    Less: Current maturities of notes payable
          included in current liabilities        402,154               0
                                              ----------      ----------

          Total long term debt                $    2,978      $   25,000
                                              ==========      ==========

NOTE 6. CAPITAL LEASE

    The company is the lessee of a display booth under a capital lease expiring in August of 1998. The asset and liability under the capital lease is recorded at the lower of the present values of the minimum lease payments or the fair market value of the asset. The asset is amortized over the estimated useful life of ten years. Depreciation of the asset under capital lease charged to expense in the year ended July 31, 1996 was $ 474. The monthly lease payment which began in September 1995 is $ 262.

     Minimum future lease payments under the capital lease as of July 31, 1996 for each of the next five years and in the aggregate are:

                    Year ended July 31
                    ------------------
                         1997                     $  3,144
                         1998                        3,144
                         1999                          262
                                                  --------
     Total minimum lease payments                 $  6,550
     Less the amount representing interest           1,418
                                                  --------
     Present value of net minimum lease payment   $  5,132
                                                  --------

     The interest rate on the capital lease is approximately 23.6%.

NOTE 7. COMMITMENTS

     The company leases office and warehouse facilities under an operating lease expiring on December 31, 1996. The rental expense recorded in general and administrative expenses for the years ended July 31, 1996 and July 31, 1995 was $ 23,279 and $ 13,631, respectively.

     On May 14, 1996, the Company entered into a new operating lease agreement for sixty-five months commencing on July 1, 1996. The rent payment portion of the lease will be for sixty-three months which allows for an initial building improvement period of two months. The monthly rental for the 7,000 square foot facility will be $ .61 per square foot plus $ .08 per square foot for maintenance of common areas. There is also a fixed yearly increase of 4%. The company has also signed an amendment to the lease to allow for an option to lease the building for an additional five years. The company has budgeted approximately $ 250,000 for leasehold improvements in the new building.

NOTE 8. CAPITAL STOCK

     The following schedule summarizes the change in capital stock:


                                               Common          Common
                                            Stock Shares       Stock $
                                            ------------    ------------

          Balance, July 31, 1994              2,568,750      $  482,171

          Reverse stock split                (  856,233)              0

          Sale of stock                          76,000          59,790

          Stock issued for debt                   3,334           5,000

          Contribution of officers wages              0          45,000

          Balance, July 31, 1995              1,791,851      $  591,961

          Sale of stock                          37,000          22,220

          Stock issued for services               5,000           5,000

          Contribution of officers wages              0          44,000

          Balance, July 31, 1996              1,833,851      $  663,181


     On May 4, 1994, the Shareholders voted to increase authorized common stock from 100,000 to 5,000,000 shares. On November 22, 1993, the Board of Directors authorized a stock split for shareholders of record of September 30, 1993, thereby increasing the number of issued and outstanding shares to 2,117,520.

     On April 17, 1996, the Board of Directors approved a 2 for 3 reverse stock split of the common stock of the founding shareholders of the corporation, thus reducing the outstanding shares. Also, the board authorized the issuance of two classes of shares, to be designated
     respectively as  Common shares   and  Preferred shares . The total
     number of authorized common shares of the corporation was increased from 5,000,000 shares to 20,000,000 shares, with no par value. The total number of authorized preferred shares of the corporation was increased from 1,000,000 shares to 5,000,000 shares, with no par value. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the stock splits.

NOTE 9. RELATED PARTY TRANSACTIONS

     On April 1, 1996, the Company entered into an employment agreement with the President and Chief Executive Officer. The term of the agreement is for five years with an automatic renewal of another five years. The following are the major provisions of the agreement:
          1.   Compensation -
               a.   Salary of $108,000 per year, and
               b. Additional compensation equal to 3% of the net income before taxes earned by the corporation during each full fiscal year, and
               c. A monthly amount of not more than $500 per month for a auto lease, and
               d. A five year option to purchase as many shares of the corporation's common stock as equals one hundred thousand dollars at 80% of the initial public offering price of the Company's common stock, approximately 31,250 shares at $3.20 per share, which are exercisable in April, 1997.
          2.   Compensation for past services -
               In consideration of services which have been rendered during the fiscal years ended July 31, 1994 and July 31, 1995 and the eight months period ended March 31, 1996, the corporation granted the following compensation for past services rendered:
                    a. $30,000 for fiscal year ended July 31, 1994, and
                    b. $45,000 for fiscal year ended July 31, 1995, and
                    c. $60,000 for the eight months ended March 31, 1996.

     The President (Mr. Krall) waived the payment of $119,000 of the compensation for past services and contributed this amount as an additional payment for the common stock he presently owns.
     In order to reward the efforts of Director Krall for his outstanding performance in the weeks leading to NASDAQ approval of the initial public offering, the Compensation Committee recommended and the Board of Directors authorized a bonus to Mr. Krall in the amount of $ 257,500. The bonus of $ 257,500 has been accrued at July 31, 1996.

NOTE 10. STOCK OPTION PLANS

     On April 17, 1996, the Board of Directors and the shareholders approved a stock option plan for the key employees of the Company and non-employee Directors of the Company. Under the plan the number of shares of stock which may be issued and sold shall not exceed 1,000,000 shares, with 900,000 shares reserved for issuance to key employees pursuant to their Incentive Stock Options and 100,000 shares reserved for issuance to non-employee Directors pursuant to their non-statutory options. The per share option shall be determined by committee, but the per share exercise price shall not be less than the fair market value of the stock on the date the option is granted. No person shall receive options, first exercisable during any single calendar year for stock, the fair market value of which exceeds $100,000.

     On April 17, 1996, the Board of Directors approved a stock option plan for the executive officers and Directors of the Company. Under the plan the maximum number of shares of stock which may be issued and sold shall not exceed 1,000,000 shares ,with the maximum number of shares for which an option may be granted to any one Director or officer shall be 100,000. The per share option price for the stock subject to each option shall be $1.00 per share or such other price as the Board of Directors may determine.

     Also, on April 17, 1996, the Board of Directors approved the issuance of 2,500 shares to each of two retiring board members for past services.

NOTE 11. BRIDGE FINANCING

     In May 1996, the Company offered in a private placement 15 Bridge Loan Units each originally consisting of one $25,000 secured promissory note, 50,000 common shares, 50,000 Class A Bridge Warrants to acquire one common share at $5.25 and 50,000 Class Z Warrants to acquire one common share at $10.00 per share. On August 1, 1996 the Company renegotiated the terms of the Bridge Financing with the investors therein in order to address concerns of The Nasdaq SmallCap Market as to the potential return to these investors. As a result, the Bridge Financing investors agreed to the cancellation of the 50,000 common shares per the Bridge Loan Unit (750,000 common shares in total) and an increase of 100,000 Class A Warrants per Bridge Loan Unit (1,500,000 additional Class A Warrants in total). As a result, the Bridge Financing investors have been issued a total 2,250,000 Class A warrants and 750,000 Class Z Warrants. In addition, the Bridge Financing investors have each agreed to an irrevocable and complete restriction on the transfer of each investor s Class A Warrants for a six month period from August 8, 1996. The promissory notes bear interest at the rate of (5%) five percent and are due and payable on the earlier of the closing of the public offering or October 26, 1996. The Bridge Loan promissory notes are secured by substantially all of the assets of the Company and a personal guaranty granted by Michael Krall, the Company's president. The Class A and Class Z Warrants cannot be exercised for one year and two years, respectively, and both expire in August 2001. The Company will receive the exercise price of the Bridge Loan Unit warrants, but will not receive any proceeds from any sale of the Bridge Loan Unit warrants or the shares underlying the warrants. The net proceeds to the Company from the issuance of the promissory notes was $ 292,150, after payment of $ 82,850 for public offering costs.

     The Bridge Financing and the public offering may be deemed integrated together and as a result, the Bridge Financing may have been in violation of the registration requirements of Section 5 of the Securities Act of 1933. This results in a contingent liability for the purchase price of the securities sold in violation of section 5 in the amount of $ 375,000 as well as other damages and litigation cost. The Company is already contractually bound to repay the entire consideration given for the Bridge Financing Units. No assurance can be given that this contingent liability will not have a material adverse effect upon the company or its operations. On August 16, 1996, after the closing of the initial public offering, all Bridge loans were repaid with interest.

NOTE 12. SUBSEQUENT EVENTS

Initial public offering
     On August 13, 1996, the Company completed a public offering of its common stock and Class A warrants. A registration statement covering that offer was filed with the SEC on August 8, 1996. The IPO price to the public was $ 4.00 per share of the common stock and $ .10 per share on the warrants. The total proceeds from the IPO was $ 5,125,000 (1,250,000 shares of common and 1,250,000 Class A warrants). The net proceeds after deducting the underwriters fees and other costs was $ 4,525,625. On September 13, 1996, the overallottment shares were sold as per the underwriters agreement and the Company received $ 476,760
     ( 137,000 shares of common at $ 4.00 per share and 137,000 Class A warrants at $ .10 per warrant less underwriters fees and costs).

Directors and officers stock option plan
     On September 20, 1996, the Board of Directors approved subject to underwriters approval an offer to all Directors and Executive Officers, the option of purchasing up to 50,000 shares of the corporations stock at $ 4.00 per share. The option would be for a period of five years with the underlying shares registered with the SEC on form S-8.

                          Auditor's Report
                     on Supplementary Information


     Our audits of the basic financial statements were made primarily to form an opinion on such financial statements taken as a whole. The supplementary information contained in the following pages is presented for the purpose of additional analysis and, although not required for a fair presentation of financial position, results of operations, and cash flows, was subjected to the audit procedures applied in the examinations of the basic financial statements. In our opinion, the supplementary information is fairly presented in all material respects in relation to the basic financial statements taken as a whole.







Steven Holland
Certified Public Accountant


San Diego, Ca.
October 25, 1996

                        INNOVATIVE MEDICAL SERVICES
                         SUPPLEMENTARY INFORMATION



                                                   For the Years Ended
                                                         July 31
                                                 ----------------------
                                                    1996        1995
                                                 ----------  ----------
Schedule of Cost of Sales
    Material purchases                            $  503,721  $  250,148
    Production labor                                  73,151      18,783
    Freight                                           41,138      21,214
    Supplies and miscellaneous                           264         464
                                                  ----------  ----------

          Total cost of sales                     $  618,274  $  290,609
                                                  ==========  ==========


Schedule of Selling Expenses
    Advertising and promotion                     $        0  $   15,886
    Brochures and catalogs                             4,146          80
    Demo and evaluation systems                        2,185         467
    Marketing expenses                                11,516       3,448
    Sales wages                                       46,184      10,577
    Travel and entertainment                          12,435       2,877
    Trade shows                                       17,474          40
                                                  ----------  ----------

          Total selling expenses                  $   93,940  $   33,375
                                                  ==========  ==========

                        Innovative Medical Services
                         Supplementary Information



                                                   For the Years Ended
                                                         July 31
                                                 ----------------------
                                                    1996        1995
                                                 ----------  ----------

Schedule of General and Administrative Expenses
    Auto expenses                                $    15,698  $   11,046
    Amortization                                       1,032       1,032
    Bad debt expense                                   8,500           0
    Bank charges                                         720         225
    Computer expenses                                 12,652       4,445
    Contributions                                        205           0
    Credit card fees                                     165          78
    Depreciation                                      29,054      16,395
    Dues and subscriptions                             2,711          32
    Equipment rental                                     337           0
    Insurance                                          7,833       5,334
    Interest expense                                   9,163       3,061
    Legal and professional                             8,000       2,503
    License and permits                                  743          52
    Miscellaneous                                      1,551         556
    Office supplies and expense                       15,213       9,098
    Office wages and payroll taxes                    38,017      11,928
    Officers wages                                   353,500      45,000
    Postage                                            1,089       1,030
    Rent expense                                      23,279      13,631
    Repairs and maintenance                            4,360         262
    Research and development expenses                  6,483           0
    Security                                             210         211
    Taxes: business and sales                          4,192           0
    Telephone expense                                  8,152       9,687
    Utilities                                          3,630       2,045
                                                  ----------  ----------

      Total general and administrative expenses   $  556,489  $  137,651
                                                  ==========  ==========

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INNOVATIVE MEDICAL SERVICES



                                        /s/ NORMAN ANDERSON
                                        ----------------------------
                                        Norman Anderson, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     NAME                          TITLE                    DATE


/s/ MICHAEL L. KRALL        Chief Executive Officer     October 31, 1996
--------------------------  Director and President      ----------------
Michael L. Krall


/s/ EUGENE PEISER           Director                    October 31, 1996
--------------------------                              ----------------
Eugene Peiser


/s/ PATRICK GALUSAK         Director                    October 31, 1996
--------------------------                              ----------------
Patrick Galuska


/s/ DENNIS BROVARONE        Director                    October 31, 1996
--------------------------                              ----------------
Dennis Brovarone


/s/ GARY BROWNELL           Chief Financial Officer     October 31, 1996
--------------------------  Director                    ----------------
Gary Brownell