Form 10QSB
period 1996-10-31
INNOVATIVE MEDICAL SERVICES
filed 1996-12-16
CIK 1006028

U.S. Securities and Exchange Commission
                        Washington, D.C. 20549

                              Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period year ended October 31, 1996
                                         ----------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
     For the transition period from                to
                                    --------------


     Commission File number 0-21019
                            -------


                      INNOVATIVE MEDICAL SERVICES
                      ---------------------------
            (Name of small business issuer in its charter)


     California                              84-110928
-------------------------------              ---------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)



            1725 Gillespie Way, El Cajon, California 92020
            ----------------------------------------------
               (Address of principal executive offices)


                             619 596 8600
                             ------------
                       Issuer's telephone number

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
     Yes  X     No
        ------     ------

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. 3,220,851 as of December 13, 1996.

                      INNOVATIVE MEDICAL SERVICES
                              FORM 10-QSB

                                 INDEX

PART 1.   FINANCIAL INFORMATION
Item 1.   Financial Statements
          Balance Sheets as of July 31, 1996 and October 31, 1996
          Statements of Operations for the three months ended October 31, 1995 and 1996
          Statements of Cash Flows for the three months ended October 31, 1995 and 1996
          Notes to Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART 2.   OTHER INFORMATION
          Item 1. Legal Proceedings: None
          Item 2. Changes in Securities: None
          Item 3. Defaults Upon Senior Securities: None
          Item 4. Submission of Matters to a Vote of Security Holders:
                  None
          Item 5. Other information
          Item 6. Exhibits and Reports on Form 8-K
          Signatures

                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                      INNOVATIVE MEDICAL SERVICES
                            BALANCE SHEETS


                                              (Unaudited)
                                           October 31, 1996   July 31, 1996
                                           ----------------   -------------

                                 ASSETS

Current Assets
     Cash and cash equivalents                   $3,980,760     $    21,706
     Accounts receivable, net of
          allowance for doubtful
          accounts of $9,000                         80,469          81,963
     Notes receivable (Note 2)                       24,986          24,986
     Due from employees                               3,666           1,390
     Due from shareholders and officers
          (Note 3)                                  113,737          76,887
     Inventories                                     11,365          55,660
     Prepaid Expenses                                16,694           7,868
                                                 ----------      ----------
          Total current assets                    4,231,677         270,460
                                                 ----------      ----------

Property, Plant and Equipment
     Property, plant and equipment
          (Note 4)                                  454,812         163,406
                                                 ----------      ----------
          Total property, plant
           and equipment                            454,812         163,406
                                                 ----------      ----------
Noncurrent Assets
     Deposits                                         4,742           5,649
     Organizational costs, net (Note 1)                 774           1,032
     Deferred public offering costs (Note 1)              -         376,695
                                                 ----------      ----------
          Total noncurrent assets                     5,516         383,376
                                                 ----------      ----------

     Total assets                                $4,692,005      $  817,242
                                                 ==========      ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
     Accounts payable                            $   41,163      $  233,111
     Accrued liabilities                            344,003         307,092
     Notes Payable (Note 5)                           2,154         402,154
                                                 ----------      ----------
          Total current liabilities                 387,320         942,357
                                                 ----------      ----------
Long-Term Debt (Note 5)                               2,362           2,978
                                                 ----------      ----------

Stockholders' Equity
     Class A common stock, no par value;
          authorized 20,000,000 shares,
          issued and outstanding 3,220,851
          at October 31, 1996 and 1,833,851
          shares at July 31, 1996 (Note 8)        5,182,671         663,181
     Accumulated deficit                           (880,348)       (791,274)
                                                 ----------      ----------
          Total stockholders' equity              4,302,323        (128,093)
                                                 ----------      ----------

     Total liabilities and stockholders' equity  $4,692,005      $  817,242
                                                 ==========      ==========

    The accompanying notes are an integral part of the financial statements.

                      INNOVATIVE MEDICAL SERVICES
                         STATEMENTS OF INCOME
                              (UNAUDITED)


                                                 For the Three Months Ended
                                                         October 31
                                                 --------------------------
                                                     1996            1995
                                                 --------------------------

Net sales                                        $  219,668      $  334,941
Cost of sales                                       160,766         233,494
                                                 ----------      ----------

Gross profit                                         58,902         101,447
                                                 ----------      ----------

Selling expenses                                     33,297          30,340
General and administrative expenses                 159,248          47,180
                                                 ----------      ----------

          Total operating costs                     192,545          77,520
                                                 ----------      ----------

Operating income (loss)                            (133,643)         23,927
                                                 ----------      ----------

Other income and (expense):
     Interest income                                 44,769               -
     Miscellaneous income and (expense)                   -               1
                                                 ----------      ----------

          Total other income and (expense)           44,769               1
                                                 ----------      ----------

Income (loss) before income taxes                   (88,874)         23,928

Federal and state income taxes                          200               -
                                                 ----------      ----------

Net income (loss)                                $  (89,074)     $   23,928
                                                 ==========      ==========

Net (loss) per common share                      $    (0.03)     $     0.01
                                                 ==========      ==========








    The accompanying notes are an integral part of the financial statements.

                      INNOVATIVE MEDICAL SERVICES
                   STATEMENTS OF ACCUMULATED DEFICIT




                                                (Unaudited)
                                               Three Months      Year Ended
                                                   Ended       July 31, 1996
                                             October 31, 1996
                                             --------------------------------
                                                  1996              1995
                                             --------------------------------

Balance, beginning of year                       $ (791,274)     $ (361,226)

Net income (loss)                                   (89,074)       (430,048)
                                                 ----------      ----------

Balance, end of quarter                          $ (880,348)     $ (791,274)
                                                 ==========      ==========
























    The accompanying notes are an integral part of the financial statements.

                      INNOVATIVE MEDICAL SERVICES
                       STATEMENTS OF CASH FLOWS
                              (UNAUDITED)


                                                 For the Three Months Ended
                                                         October 31
                                                 --------------------------
                                                    1996            1995
                                                 --------------------------

Cash flows from operating activities
     Net income (loss)                           $  (89,074)    $    23,928
     Adjustments to reconcile net income
     to net cash provided by operating
     activities:
          Depreciation                                7,299           4,125
          Amortization                                  258             258
     Changes in assets and liabilities:
          Decrease in accounts receivable             1,494          81,781
          (Increase) decrease in due from
             officers and shareholders              (36,850)         10,000
          (Increase) in due from employees           (2,278)           (643)
          (Increase) in prepaid expense              (8,826)        (14,700)
          (Increase) decrease in inventory           44,295            (810)
          (Increase) in notes receivable                  -         (22,500)
          (Increase) decrease in deposits               907         (21,805)
          (Decrease) in accounts payable           (191,948)        (81,993)
          Increase in accrued liabilities            36,911              62
                                                 ----------      ----------

            Net cash provided (used) by
            operating activities                   (237,812)        (22,297)
                                                 ----------      ----------

Cash flows from investing activities
     Purchase of property, plant and equipment     (291,406)        (25,484)
                                                 ----------      ----------

            Net cash (used) in investing
            activities                             (291,406)        (25,484)
                                                 ----------      ----------

Cash flows from financing activities
     Increase (decrease) in notes payable          (400,616)              -
     Proceeds from sale of common stock           4,888,888          21,000
                                                 ----------      ----------

            Net cash provided by financing
            activities                            4,488,272          21,000
                                                 ----------      ----------

            Net increase (decrease) in cash       3,959,054         (26,781)

Cash and cash equivalents, at beginning of year      21,706          47,180
                                                 ----------      ----------

Cash and cash equivalents, at end of quarter     $3,980,760      $   20,399
                                                 ==========      ==========







    The accompanying notes are an integral part of the financial statements.

                      INNOVATIVE MEDICAL SERVICES
                     NOTES TO FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Activity
     Innovative Medical Services was incorporated in San Diego, California on August 24, 1992. The Company was organized with the purpose of manufacturing, marketing, and sales of the Fillmaster(R), a unique and proprietary pharmaceutical water purification and dispensing product. The Company is fully operational, with more than 4,500 customers in all fifty states, Puerto Rico, The United Kingdom, Australia, Canada, and Europe. The Company intends to expand research and development efforts in order to further develop its product line to include an additional 11 proprietary pharmacy-related efficiency tools.

Revenue Recognition
     The company recognizes revenues when products are delivered.

Research and Development
     Research and development costs are charged to operations when incurred and are included in operating expenses. The total amount charged to Research and Development in the three months ended October 31, 1996 was $11,617.

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

Amortization
     The cost of organizational expenses are being amortized on a straight line basis over their remaining lives of five (5) years. Amortization expense charged to general and administrative expense for the quarters ended October 31, 1996 and October 31, 1995 was $258 and $258, respectively.

Inventory Cost Method
     Inventories are stated at the lower of cost determined by the Average Cost method and net realizable value.

Common Stock Public Offering
     The Board of Directors authorized the Company to sell up to 1,250,000 shares of the Company's common stock and 1,250,000 Class A warrants in a public offering pursuant to a Registration Statement on Form SB-2 under the Securities Act of 1933. The board of directors also authorized obtaining bridge financing of up to $375,000 to facilitate the public offering which was repaid after the offering.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     On August 13, 1996, the Company completed a public offering of its common stock and Class A warrants. A registration statement covering that offer was filed with the SEC on August 8, 1996. The IPO price to the public was $4.00 per share of the common stock and $.10 per share on the warrants. The total proceeds from the IPO was $5,125,000 (1,250,000 shares of common and 1,250,000 Class A warrants). The net proceeds after deducting the underwriters fees and other costs was $4,525,625. On September 13, 1996, the overallottment shares were sold as per the underwriters agreement and the Company received $476,760 (137,000 shares of common at $4.00 per share and 137,000 Class A warrants at $.10 per warrant less underwriters fees and costs).

Net Gain (Loss) Per Common Share
     Pursuant to the requirements of the Securities and Exchange Commission
     (SEC), common stock issued by the Company during the twelve months immediately preceding an initial public offering, plus the number of common equivalent shares which became issuable during the same period pursuant to the grant of stock options and Bridge Financing have been included in the calculation of the shares used in computing net loss per common share as if these shares were outstanding for all periods presented using the treasury stock method.

     Following is a reconciliation of the weighted average number of shares actually outstanding with the number of shares used in the computations of loss per common share:

                                                  October 31,    October 31,
                                                     1996            1995
                                                  ----------      ----------

          Weighted average number of shares
           actually outstanding                   $1,821,792      $1,782,009
          Stock options issued to
           officer (Note 8)                           31,250          31,250
          Bridge financing warrants                1,187,500       1,187,500
                                                  ----------      ----------
                                                  $3,040,542      $3,000,759
                                                  ==========      ==========

     The number of shares that would be issued from the exercise of the warrants has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of $9.00 per share for Class A warrants and $15.00 per share for Class Z warrants, which represents the redemption prices.

Income Taxes

     At October 31, 1996, the Company has financial, federal, and California tax net operating loss carryforwards of approximately $880,000, $699,000, and $502,000, respectively. The difference between the financial reporting and the federal tax loss carryforward is primarily due to the capitalization of research and development expenses and start-up expenses for tax purposes with an amortization over five (5) years, but for financial reporting purposes these expenses are charged to operations as incurred. The difference between federal and California tax loss carryforwards is primarily due to the fifty percent limitation on California loss carryforwards. The tax loss carryforwards will begin expiring in fiscal year ended July 31, 2009, unless previously utilized.

     The Company adopted Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, beginning in fiscal year ended July 31, 1993. The adoption had no impact on 1993 results. In accordance with this new standard, the Company has recorded total deferred tax assets of $244,000 and a related valuation reserve of $244,000 as of October 31, 1996. Realization of these deferred tax assets, which relate to operating loss carryforwards and timing differences from the amortization of research and development expenses and start-up expenses, is dependent on future earnings. The timing and amount of future earnings are uncertain and therefore, the valuation reserve has been established.

NOTE 2. NOTES RECEIVABLE

     At October 31, 1996, notes receivable in the amount of $15,858 represents amounts due from an officer and $9,128 represents amounts due from a shareholder. All notes receivable are due and payable within one year.


NOTE 3. DUE FROM SHAREHOLDERS AND OFFICERS

     At October 31, 1996, due from shareholder is $500 and due from officers and shareholders is $113,237.


NOTE 4. PROPERTY, PLANT AND EQUIPMENT

     The following is a summary of property, plant, and equipment - at cost, less accumulated depreciation:

                                                  October 31,       July 31,
                                                     1996            1996
                                                  ----------      ----------

          Computers and equipment                 $  200,259      $  132,715

          Furniture and fixtures                      75,190          47,993

          Property held under capital lease            7,511           7,511

          Construction in progress                    88,752               -

          Leasehold improvements                     156,963          41,751
                                                  ----------      ----------
                                                     528,675         229,970

            Less: accumulated depreciation            73,863          66,564
                                                  ----------      ----------

            Total                                 $  454,812      $  163,406
                                                  ==========      ==========

     Depreciation expense charged to general and administrative expense for the quarters ended October 31, 1996 and 1995 was $7,299 and $4,125, respectively.


NOTE 5. DEBT

     The details relating to debt are as follows:

                                                  October 31,      July 31,
                                                     1996            1996
                                                  ----------      ----------

     Notes payable to a stockholder with
          interest at 12% interest payable
          in monthly installments of $247
          and principal all due and payable
          on January 1, 1997                      $        -      $   25,000

     Obligation under capital lease                    4,516           5,132

     Bridge financing                                      -         375,000
                                                  ----------      ----------
          Total notes payable                          4,516         405,132
     Less: Current maturities of notes
           payable included in current
           liabilities                                 2,154         402,154
                                                  ----------      ----------

          Total long term debt                    $    2,362      $    2,978
                                                  ==========      ==========

NOTE 6. CAPITAL LEASE

     The company is the lessee of a display booth under a capital lease expiring in August of 1998. The asset and liability under the capital lease is recorded at the lower of the present values of the minimum lease payments or the fair market value of the asset. The asset is amortized over the estimated useful life of ten years. Depreciation of the asset under capital lease charged to expense in the three months ended October 31, 1996 was $376. The monthly lease payment which began in September 1995 is $262.

     Minimum future lease payments under the capital lease as of October 31, 1996 for each of the next five years and in the aggregate are:

                                           Year ended October 31
                                           ---------------------
                                                    1997           $   3,144
                                                    1998               2,620
                                                                   ---------
     Total minimum lease payments                                      5,764
     Less the amount representing interest                             1,248
                                                                   ---------
     Present value of net minimum lease payment                    $   4,516
                                                                   =========

     The interest rate on the capital lease is approximately 23.6%.


NOTE 7. COMMITMENTS

     The company leases office and warehouse facilities under an operating lease expiring on December 31, 1996. The rental expense recorded in general and administrative expenses for the three months ended October 31, 1996 and October 31, 1995 was $13,144 and $3,588, respectively.

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

NOTE 8. CAPITAL STOCK

     The following schedule summarizes the change in capital stock:

                                                    Common          Common
                                                 Stock Shares      Stock $
                                                  ----------      ----------


     Balance, July 31, 1994                       2,568,750       $  482,171

     Reverse stock split                           (856,233)               -

     Sale of stock                                   76,000           59,790

     Stock issued for debt                            3,334            5,000

     Contribution of officers wages                       0           45,000

     Balance, July 31, 1995                       1,791,851          591,961

     Sale of stock                                   37,000           22,220

     Stock issued for services                        5,000            5,000

     Contribution of officers wages                       0           44,000

     Balance, July 31, 1996                       1,833,851          663,181

     Public offering on August 8, 1996            1,387,000        4,519,490

     Balance, October 31, 1996                    3,220,851       $5,182,671


     On May 4, 1994, the Shareholders voted to increase authorized common stock from 100,000 to 5,000,000 shares. On November 22, 1993, the Board of Directors authorized a stock split for shareholders of record of September 30, 1993, thereby increasing the number of issued and outstanding shares to 2,117,520.

     On April 17, 1996, the Board of Directors approved a 2 for 3 reverse stock split of the common stock of the founding shareholders of the corporation, thus reducing the outstanding shares. Also, the board authorized the issuance of two classes of shares, to be designated respectively as "Common shares" and "Preferred shares". The total number of authorized common shares of the corporation was increased from 5,000,000 shares to 20,000,000 shares, with no par value. The total number of authorized preferred shares of the corporation was increased from 1,000,000 shares to 5,000,000 shares, with no par value. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the stock splits.

NOTE 9. RELATED PARTY TRANSACTIONS

     On April 1, 1996, the Company entered into an employment agreement with the President and Chief Executive Officer. The term of the agreement is for five years with an automatic renewal of another five years. The following are the major provisions of the agreement:
          1.   Salary of $108,000 per year, and
          2. Additional compensation equal to 3% of the net income before taxes earned by the corporation during each full fiscal year, and
          3. A monthly amount of not more than $500 per month for a auto lease, and
          4. A five year option to purchase as many shares of the corporation's common stock as equals one hundred thousand dollars at 80% of the initial public offering price of the Company's common stock, approximately 31,250 shares at $3.20 per share, which are exercisable in April, 1997.

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

     On April 17, 1996, the Board of Directors approved a stock option plan for the executive officers and Directors of the Company. Under the plan the maximum number of shares of stock which may be issued and sold shall not exceed 1,000,000 shares, with the maximum number of shares for which an option may be granted to any one Director or officer shall be 100,000. The per share option price for the stock subject to each option shall be $1.00 per share or such other price as the Board of Directors may determine.

     Also, on April 17, 1996, the Board of Directors approved the issuance of 2,500 shares to each of two retiring board members for past services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited and unaudited financial statements of the Company and related notes included therein.

OVERVIEW

Innovative Medical Services is engaged principally in the business of manufacturing and marketing the Fillmaster(R), a unique water purification, measuring and dispensing apparatus used in pharmacies to reconstitute oral antibiotic suspensions. In addition, the Company intends to develop and market other pharmacy-related efficiency products worldwide.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 1996 VERSUS THREE MONTHS ENDED OCTOBER 31, 1995

Revenues of $220,000 in the quarter ended October 31, 1996 were 34% less than the $335,000 in revenues reported for the quarter ended October 31, 1995. This revenue decrease resulted because the 1995 quarter contained an atypically large order from a major chain customer which distorted the results of the quarter. Had this sale been spread over the entire year, the 1996 quarter would actually show an increase of 17% over the same period in 1995. Fillmaster(R) Purification System sales in the 1996 quarter were $197,000, and replacement filter sales were $23,000. In the 1995 quarter, Fillmaster(R) Purification System sales were $315,000 and replacement filter sales were $19,000. The revenue generated from filter sales in the 1995 quarter was atypically high because replacement filters were sold with systems included in the extraordinary order as mentioned above. In spite of the high filter sales in 1995, sales of filters rose in 1996 as expected due to the continually increasing number of Fillmaster(R) Purification Systems in use. The Company expects such non-regular, periodic bulk orders to occur in the future as Fillmaster(R) sales to major chain customers continue to grow.

Gross profits in first quarter of fiscal year 1996 were $59,000 versus $101,000 in the same period in 1995. Gross profit percentages in 1996 (27%) were lower versus 1995 (30%) because the Company offered more penetration (lower) pricing of the product for the initial installations of the systems in the 1996 quarter.

Net loss for the quarter ended October 31 was $89,000 versus a net profit of $24,000 for the same quarter in 1995. This decrease was due in part to the decrease in gross profit as outlined above. In addition, Selling Expenses and General and Administrative Expenses increased approximately $115,000 from 1995 to 1996 due to costs incurred to position the Company for growth which included facilities expansion to provide increased production and office space for increased marketing, sales, customer service and administration requirements for anticipated increased Fillmaster(R) product sales.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended October 31, 1996, the Company's current asset to liabilities ratio rose from .29 to 10.93. Current assets grew by $3,961,000 which was mainly due to the increase in cash and cash equivalents resulting from the proceeds of the Company's initial public offering in August of 1996. Current liabilities decreased by $555,000 because a portion of the offering proceeds were used to pay down accounts payable and to retire substantially all of the Company's short term debt including the IPO bridge financing of $375,000. Historically, the Company has operated without incurring significant long term debt. Management expects to continue this policy into the foreseeable future.

Cash flows used from operations were $238,000 in the first quarter of fiscal year 1996 and $22,000 in 1995. For those quarters, cash flows used in investing activities were, respectively, $291,000 and $25,000 for the purchase of machinery and equipment and leasehold improvements. The Company generated $4,489,000 from the public offering during the quarter resulting in a net increase in cash equivalents of $3,959,000.

                      PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
Not applicable.

ITEM 2.   CHANGES IN SECURITIES
Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5.   OTHER INFORMATION
Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (A)  EXHIBITS
               EXHIBITS DESCRIPTION
                    11   Statement re: computation of per share earnings
                    27   Financial data schedule
          (B)  REPORTS ON FORM 8-K
                    None.

                              SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              INNOVATIVE MEDICAL SERVICES
                                  (Registrant)


                              By: /s/ MICHAEL L. KRALL
                                 -----------------------------------
                                 Michael L. Krall, President/CEO



                              BY: /s/ GARY BROWNELL
                                 -----------------------------------
                                 Gary Brownell, Chief Financial Officer