Form 10QSB/A
period 1996-10-31
INNOVATIVE MEDICAL SERVICES
filed 1997-02-07
CIK 1006028

U.S. Securities and Exchange Commission
                        Washington, D.C. 20549

                             Form 10-QSB/A

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

                      INNOVATIVE MEDICAL SERVICES
                             FORM 10-QSB/A

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

PART 2.   OTHER INFORMATION
          Item 1. Legal Proceedings
          Item 2. Changes in Securities: None
          Item 3. Defaults Upon Senior Securities: None
          Item 4. Submission of Matters to a Vote of Security Holders:
          None
          Item 5. Other information
          Item 6. Exhibits and Reports on Form 8-K
          Signatures

                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                      INNOVATIVE MEDICAL SERVICES
                            BALANCE SHEETS


                                              (Unaudited)
                                           October 31, 1996   July 31, 1996
                                           ----------------   -------------

                                 ASSETS

Current Assets
     Cash and cash equivalents                   $3,980,760         $21,706
     Accounts receivable, net of
          allowance for doubtful
          accounts of $9,000                         80,469          81,963
     Notes receivable (Note 2)                       24,986          24,986
     Due from employees                               3,666           1,390
     Due from shareholders and officers
          (Note 3)                                  113,737          76,887
     Inventories                                     11,365          55,660
     Prepaid Expenses                                16,694           7,868
                                                 ----------      ----------
          Total current assets                    4,231,677         270,460
                                                 ----------      ----------

Property, Plant and Equipment
     Property, plant and equipment
          (Note 4)                                  454,812         163,406
                                                 ----------      ----------
          Total property, plant
           and equipment                            454,812         163,406
                                                 ----------      ----------
Noncurrent Assets
     Deposits                                         4,742           5,649
     Organizational costs, net (Note 1)                 774           1,032
     Deferred public offering costs (Note 1)              -         376,695
                                                 ----------      ----------
          Total noncurrent assets                     5,516         383,376
                                                 ----------      ----------

     Total assets                                $4,692,005      $  817,242
                                                 ==========      ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
     Accounts payable                            $   41,163      $  233,111
     Accrued liabilities                            344,003         307,092
     Notes Payable (Note 5)                           2,154         402,154
                                                 ----------      ----------
          Total current liabilities                 387,320         942,357
                                                 ----------      ----------
Long-Term Debt (Note 5)                               2,362           2,978
                                                 ----------      ----------

Stockholders' Equity
     Class A common stock, no par value;
          authorized 20,000,000 shares,
          issued and outstanding 3,220,851
          at October 31, 1996 and 1,833,851
          shares at July 31, 1996 (Note 8)        5,182,671         663,181
     Accumulated deficit                           (880,348)       (791,274)
                                                 ----------      ----------
          Total stockholders' equity              4,302,323        (128,093)
                                                 ----------      ----------

     Total liabilities and stockholders' equity  $4,692,005      $  817,242
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

                      INNOVATIVE MEDICAL SERVICES
                   STATEMENTS OF ACCUMULATED DEFICIT




                                                (Unaudited)
                                               Three Months      Year Ended
                                                   Ended       July 31, 1996
                                             October 31, 1996
                                             -------------------------------
                                                  1996            1995
                                             -------------------------------

Balance, beginning of year                       $ (791,274)     $ (361,226)

Net income (loss)                                   (89,074)       (430,048)
                                                 ----------      ----------

Balance, end of quarter                          $ (880,348)     $ (791,274)
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

                      PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

      As previously disclosed in the Company's Annual Report on Form 10KSB for the fiscal year ended July 31, 1996, the Company is a defendant in a lawsuit filed by Durland and Company of West Palm Beach, Florida in the Circuit Court of Palm Beach County, Florida which claims approximately $25,000 of fees owed for accounting services. The Company has moved to quash service of the summons in this action as the Company has never conducted business in the State of Florida. As of January 24, 1997, the Court has not ruled on the Company's motion and has allowed discovery to proceed prior to making its ruling.

     It is the position of the Company that Mr. Durland was in fact a partner or employee of David Reitz dba Zedburn Corporation, and that the Company was fraudulently induced to engage Mr. Durland as auditor. It is the Company's position that the alleged contract with Mr. Durland is voidable by the Company as a result of Mr. Durland's fraud in the inducement to enter into the contract. In addition, as Mr. Durland's alleged contract provided for his payment from the proceeds of a public offering for which he was to be the auditor, such contract would be void as against the public policy of not allowing an accountant to have a financial stake in a company for which the accountant serves as auditor .

     The Company has not accrued a liability in its financial statements regarding Mr. Durland's litigation nor disclose the matter in the footnotes thereof because the Company does not believe there is any merit to Mr. Durland's claim and that the likelihood that the Company will realize a loss from this matter is believed remote. In addition, the Company believes that in the unlikely event that the Company settles with Mr. Durland, the amount of any such settlement would not be material to the Company's financial statements.

     In November, 1996, the Company filed an action in Superior Court of the State of California in and for the County of San Diego against David Reitz, Zedburn Corporation, Capital Development Group and Does 1 through 100 seeking damages for fraud in connection with a scheme to obtain money and common stock from the Company for services never intended to be performed. Mr. Reitz moved to quash service of process and on January 27, 1997, Court ruled that Florida would be the proper forum for the action based upon a forum selection provision in the contract between the Company and Zedburn Management. As a result, the Company expects the California case to be dismissed. The Company is seeking monetary damages of approximately $30,000 and an order of the Court that the Defendants have no right, title or interest in any shares of the Company's common stock.
While the Company has not determined the best course of action in light of the California Court's ruling regarding jurisdiction, it is the Company intention to pursue an action against Mr. Reitz, Zedburn and any other liable parties associated with Mr. Reitz.

ITEM 2.   CHANGES IN SECURITIES
Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5.   OTHER INFORMATION
Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (A)  EXHIBITS
               EXHIBITS DESCRIPTION
                    11   Statement re: computation of per share earnings*
                    27   Financial data schedule*
          (B)  REPORTS ON FORM 8-K

                    None.

* previously filed

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