Form 10QSB
period 1997-01-31
INNOVATIVE MEDICAL SERVICES
filed 1997-03-14
CIK 1006028

U.S. Securities and Exchange Commission
                        Washington, D.C. 20549

                              Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the period ended January 31, 1997
                         ------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
     For the transition period from                to
                                    --------------


     Commission File number 0-21019
                            -------


                      INNOVATIVE MEDICAL SERVICES
                      ---------------------------
            (Name of small business issuer in its charter)


     California                                84-110928
-------------------------------              -----------------
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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date 3,370,851 as of March 14, 1997.

                      INNOVATIVE MEDICAL SERVICES
                              FORM 10-QSB

                                 INDEX

PART 1.   FINANCIAL INFORMATION
Item 1.   Financial Statements
          Balance Sheets as of October 31, 1996 and January 31, 1997 Statements of Operations for the six months ended January 31, 1995 and 1996
          Statements of Cash Flows for the six months ended January 31, 1995 and 1996
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

                    PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                      INNOVATIVE MEDICAL SERVICES
                            BALANCE SHEETS


                                            (Unaudited)
                                         January 31, 1997  July 31, 1996
                                         ----------------  -------------
                                ASSETS

Current Assets
   Cash and cash equivalents                $3,157,794       $   21,706
   Accounts receivable, net of
      allowance for doubtful
      accounts of $9,000                       123,961           81,963
   Notes receivable                             24,986           24,986
   Due from employees                            3,488            1,390
   Due from shareholders and
      officers                                 156,914           76,887
   Inventories                                  12,801           55,660
   Prepaid Expenses                            341,124            7,868
                                            ----------       ----------
      Total current assets                   3,821,068          270,460
                                            ----------       ----------

Property, Plant and Equipment
   Property, plant and equipment               546,226          163,406
                                            ----------       ----------
      Total property, plant and
       equipment                               546,226          163,406
                                            ----------       ----------
Noncurrent Assets
   Deposits                                     14,198            5,649
   Patent Costs                                 10,000              -
   Organizational costs, net                       516            1,032
   Deferred public offering costs                  -            376,695
                                            ----------       ----------
      Total noncurrent assets                   24,714          383,376
                                            ----------       ----------

   Total assets                             $4,392,008       $  817,242
                                            ==========       ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                         $  173,207       $  233,111
   Accrued liabilities                         201,987          307,092
   Notes Payable                                 2,154          402,154
                                            ----------       ----------
      Total current liabilities                377,348          942,357
                                            ----------       ----------
Long-Term Debt                                   1,402            2,978
                                            ----------       ----------

Stockholders' Equity
   Class A common stock, no par value;
      authorized 20,000,000 shares,
      issued and outstanding
      3,370,851 at January 31, 1997
      and 1,833,851 shares at
      July 31, 1996                          5,264,374          663,181
   Accumulated deficit                      (1,251,116)        (791,274)
                                            ----------       ----------
      Total stockholders' equity             4,013,258         (128,093)
                                            ----------       ----------

   Total liabilities and
    stockholders' equity                    $4,392,008       $  817,242
                                            ==========       ==========

                      INNOVATIVE MEDICAL SERVICES
                         STATEMENTS OF INCOME
                              (UNAUDITED)

                                             For the Six Months Ended
                                                    January 31
                                           ----------------------------
                                              1997             1996
                                           ----------------------------

Net sales                                   $  434,142       $  612,657
Cost of sales                                  306,987          443,223
                                            ----------       ----------

Gross profit                                   127,155          169,434
                                            ----------       ----------

Selling expenses                               188,778           47,159
General and administrative expenses            488,373          141,113
                                            ----------       ----------

        Total operating costs                  677,151          188,272
                                            ----------       ----------

Operating income (loss)                       (549,996)         (18,838)
                                            ----------       ----------

Other income and (expense):
     Interest income                            90,954              -
     Miscellaneous income and (expense)            -                  1
                                            ----------       ----------

        Total other income
         and (expense)                          90,954                1
                                            ----------       ----------

Income (loss) before income taxes             (459,042)         (18,839)

Federal and state income taxes                     800              -
                                            ----------       ----------

Net income (loss)                           $ (459,842)      $  (18,839)
                                            ==========       ==========

Net (loss) per common share                 $    (0.09)      $    (0.01)
                                            ==========       ==========

                      INNOVATIVE MEDICAL SERVICES
                   STATEMENTS OF ACCUMULATED DEFICIT


                                            (Unaudited)
                                            Six Months
                                               Ended         Year Ended
                                         January 31, 1997  July 31, 1996
                                         --------------------------------
                                         --------------------------------

Balance, beginning of year                  $ (791,274)      $ (361,226)

Net income (loss)                             (459,842)        (430,048)
                                            ----------       ----------

Balance, end of quarter                    $(1,251,116)      $ (791,274)
                                            ==========       ==========

                      INNOVATIVE MEDICAL SERVICES
                       STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                             For the Six Months Ended
                                                    January 31
                                           ----------------------------
                                              1997             1996
                                           ----------------------------

Cash flows from operating activities
   Net income (loss)                        $ (459,842)      $  (18,839)
   Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Depreciation                              24,984            8,251
      Amortization                                 516              516
      Officer wages contributed                      0           33,000
   Changes in assets and liabilities:
      Decrease in accounts receivable          (41,998)         118,844
      (Increase) decrease in due from
         officers and shareholders             (80,027)          19,800
      (Increase) in due from employees          (2,098)           1,395
      (Increase) in prepaid expense           (333,256)         (11,462)
      (Increase) decrease in inventory          42,859          (10,130)
      (Increase) in notes receivable               -            (30,487)
      (Increase) decrease in deposits           (8,549)         (34,835)
      (Increase) in patent costs               (10,000)             -
      (Decrease) in accounts payable          (159,904)         (90,268)
      (Decrease) increase in
         accrued liabilities                  (105,105)          (2,680)
                                            ----------       ----------

        Net cash provided (used)
         by operating activities            (1,132,420)         (16,895)
                                            ----------       ----------

Cash flows from investing activities
   Purchase of property, plant
      and equipment                           (407,804)         (29,258)
                                            ----------       ----------

         Net cash (used) in
          investing activities                (407,804)         (29,258)
                                            ----------       ----------

Cash flows from financing activities
   Increase (decrease) in notes
    payable                                   (401,576)             -
   Proceeds from sale of common stock        5,077,888           22,210
                                            ----------       ----------

         Net cash provided by
          financing activities               4,676,312           22,210
                                            ----------       ----------

         Net increase (decrease) in
          cash                               3,136,088          (23,943)

Cash and cash equivalents, at
   beginning of year                            21,706           47,180
                                            ----------       ----------

Cash and cash equivalents, at
   end of period                            $3,157,794       $   23,237
                                            ==========       ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited and unaudited financial statements of the Company.

OVERVIEW

Innovative Medical Services is engaged principally in the business of manufacturing and marketing the Fillmaster(R), a unique water purification, measuring and dispensing apparatus used in pharmacies to reconstitute oral suspensions. The Company intends to develop and market other pharmacy-related efficiency products and other water filtration systems worldwide.

Early in the second quarter of fiscal year 1996/97, Innovative Medical Services began designing a new, electronically automated version of the Fillmaster(R). The new product provides easier and more precise measurement than the original Fillmaster(R) and features bar code technology to ensure even greater time savings in the dispensing of oral solution prescriptions. In February, the Company announced that it filed a patent application for the new product. The Company has completed the design phase of development and plans to distribute prototype electronic dispensers to beta sites by the end of April. The Company expects sales of the electronic dispenser to begin in the third quarter.

In addition, the Company is developing a line of reverse osmosis residential water filtration systems. The Company is currently establishing marketing strategies and distribution channels to begin selling the first of the systems, the "Nutri-Pure" consumer water filtration system, later this year. Based on the technology used in the Fillmaster(R) Water Purification System, the residential product will filter and dispense purified water for home use.

Aside from developing new products and entering new markets, Innovative Medical Services will continue to increase sales of the Fillmaster(R) to national and regional chain pharmacies. In the coming weeks the Company will implement a direct mail program to individual stores within large national chains and expects strong profit potential as a result of strengthened direct response capabilities. The Company continues its campaign to gain recognition and increase Fillmaster(R) sales to the independent pharmacy market through trade show representation, trade publication advertising and targeted mailings.

The Company continues to actively investigate possible mergers and acquisitions and has hired an investment banking firm to assist with identification, evaluation and due diligence matters with regard to mergers and acquisitions.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 1997 VERSUS SIX MONTHS ENDED JANUARY 31, 1996

During the first half of fiscal year 1996/97, Innovative Medical Services focused on positioning for growth. The Company expanded its production capacity and its sales force in preparation for: 1. aggressive market penetration of chain pharmacies, 2. increased marketing efforts aimed toward independent pharmacies, and 3. entry into the residential water filtration market. In October, the Company moved from a 2,000 square foot production and administration facility to a technologically-advanced 10,000 square foot facility. Following the move to the new facility, the Company increased its sales force by 500%, added a marketing manager, hired telemarketing personnel and expanded its customer service department to ensure continued support and service to its customers.

Revenues of $434,100 in the six months ended January 31, 1997 were 29% less than the $612,600 in revenues reported for the six months ended January 31, 1996. This revenue decrease resulted because the prior period contained an atypically large order from a major chain customer which distorted the results of the period. Had this sale been spread over the entire year, the first six months would actually show an increase of 5% over the same period in fiscal 1995/96. Fillmaster(R) Purification System sales in the six months ended January 31, 1997 were $389,100 and replacement filter sales were $45,000. In the prior period, Fillmaster(R) Purification System sales were $572,800 and replacement filter sales were $39,800. The revenue generated from filter sales in the six months ended January 31, 1996 was atypically high because replacement filters were sold with systems included in the extraordinary order as mentioned above. Sales of filters rose in fiscal 1996/97 as expected due to the continually increasing number of

Fillmaster(R) Purification Systems in use. Although revenues from the recent six month period are lower that those from the period prior, it is important to note that filling such a large sales order in 1995/96 required the Company to operate beyond its sales and production capacity. Sales during the recent six month period reflect a much smaller percentage of capacity as the Company has aggressively committed financial and personal resources to build the sales and production capacity to a level at which the Company can move ahead.

Gross profits for the first six months ended January 31, 1997 were $127,100 versus $169,400 in 1995/96. Gross profit percentages in 1996/97 (29%) were higher versus 1995/96 (28%), in spite of the fact that the Company offered more penetration (lower) pricing of the product for the initial installations of the systems in the six months 1996/97. The gross profit increase reflects increased filter sales in the recent six month period.
As the number of Fillmaster(R) system installations increases, so will the volume of replacement filter sales. The Company anticipates a strong influx of filter orders in the coming months resulting from sales of systems during the second half of fiscal 1995/96.

Net loss for first six months ended January 31, 1997 was $460,000 versus a net loss of $19,000 for the same period in 1995/96. The decrease was due to lower sales volume as noted above. In addition, Selling Expenses and General and Administrative Expenses increased approximately $347,000 from 1995/96 to 1996/97 due to continued product development costs, associated expenses for additional management and sales personnel, and costs associated with the development of new markets.

The Company has progressed through its planning and development stages and has begun vigorously implementing its sales plan and marketing strategies. Innovative Medical Services views this mid-point in the fiscal year as a turning point in revenues. The investment made during the first half of the year to position the Company for growth should begin to be realized in the second half of the year.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended January 31, 1997, the Company's current assets to liabilities ratio rose from .29 to 10.13. Current assets grew by $3,550,000 which was mainly due to the increase in cash and cash equivalents resulting from the proceeds of the Company's initial public offering in August of 1996. Current liabilities decreased by $565,000 because a portion of the offering proceeds were used to pay down accounts payable and to retire substantially all of the Company's short term debt including the IPO bridge financing of $375,000. Historically, the Company has operated without incurring significant long-term debt. Management expects to continue this policy into the foreseeable future.

Cash flows used from operations were $1,132,000 in the first six months of fiscal year 1996/97 and $17,000 in 1995/96. For those periods, cash flows used in investing activities were, respectively, $408,000 and $29,000 for the purchase of machinery and equipment and for leasehold improvements.
The Company generated $4,489,000 from the public offering during the period resulting in a net increase in cash equivalents of $3,100,000.

The Company believes that the expenditures necessary to achieve the sales capacity required to implement the sales plan have been completed, and Innovative Medical Services is now successfully positioned to dramatically increase revenues through existing and new markets.

                      PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As previously disclosed, the Company is a defendant in a lawsuit filed by Durland and Company of West Palm Beach, Florida in the Circuit Court of Palm Beach County, Florida. The action claims approximately $25,000 of fees owed for accounting services allegedly performed between February 1994 and June 1995. The Company moved to quash service of the summons on jurisdictional grounds. As of March 12, 1997, the Court has not ruled on the Company's motion and has allowed discovery to proceed prior to making its ruling.

In November 1996, the Company filed an action in Superior Court of the State of California in and for the County of San Diego against David Reitz, Zedburn Corporation, Capital Development Group and Does 1 through 100 seeking damages and cancellation of 140,000 shares of common stock. Mr. Reitz moved to quash service of process and on January 27, 1997, Court ruled that Florida would be the proper forum for the action based upon a forum selection provision in the contract between the Company and Zedburn Management. As a result, the Company expects the California case to be dismissed.

In anticipation of the dismissal of the California case, the Company filed a new action in Federal District Court in Tampa, Florida against David Reitz, Zedburn Corporation, Capital Development Group and Does 1 through 100 seeking the same relief as requested in California State Court. Prior to being served with the Company's Federal Court action, Mr. Reitz filed an action in Circuit Court of Pinellas County, Florida seeking unspecified damages from the Company for breach of contract. It is the Company's intention to seek a stay of the State Court actions of both Mr. Reitz and Mr. Durland and to litigate all issues in Federal Court.

It is the Company's position that Mr. Durland is owed nothing and that the Company was fraudulently induced to engage Mr. Durland as auditor. It is the Company's position that Mr. Durland was in fact a partner or employee of David Reitz d.b.a. Zedburn Corporation. Zedburn Corporation is a Florida corporation believed to be the alter ego of Mr. Reitz. It is the Company's position that in February 1994, Mr. Reitz perpetrated a scheme to defraud the Company of cash fees and securities in connection with his purported services of arranging a public offering of the Company's common stock. The Company terminated its relationships with Mr. Durland in June of 1995 and that of Mr. Reitz in August 1995. In April of 1996, the Company's Board of Directors voted to cancel the 140,000 shares of common stock which Mr. Reitz obtained through fraud.

The Company has not accrued a liability in its financial statements regarding this litigation. The Company has not done so because it does not believe there is any merit to Mr. Durland's or Mr. Reitz'es claims and that the likelihood that the Company will realize a loss from these matters is believed remote. In addition, the Company believes that in the unlikely event that the Company settles, the amount of any such settlement would not be material to the Company's financial statements.

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

                                   INNOVATIVE MEDICAL SERVICES
                                            (Registrant)



                                   By: /s/ MICHAEL L. KRALL
                                      --------------------------------
                                      Michael L. Krall, President/CEO



                                   By: /s/ GARY BROWNELL
                                      --------------------------------
                                      Gary Brownell,
                                      Chief Financial Officer