Form 10QSB/A
period 1997-01-31
INNOVATIVE MEDICAL SERVICES
filed 1997-03-26
CIK 1006028

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
                                            ==========       ==========

                      INNOVATIVE MEDICAL SERVICES
                         STATEMENTS OF INCOME
                              (UNAUDITED)

                              For the Three Months      For the Six Months
                                Ended January 31,        Ended January 31,
                             ----------------------   ----------------------
                                1997        1996         1997        1996
                             ----------------------   ----------------------

Net sales                    $  214,474 $   277,716   $  434,142  $  612,657
Cost of sales                   146,221     209,729      306,987     443,223
                             ----------  ----------   ----------  ----------

Gross profit                     68,253      67,987      127,155     169,434
                             ----------  ----------   ----------  ----------

Selling expenses                155,481      16,819      188,778      47,159
General and
 administrative expenses        329,125      93,934      488,373     141,113
                             ----------  ----------   ----------  ----------

   Total operating costs        484,606     110,753      677,151     188,272
                             ----------  ----------   ----------  ----------

Operating income (loss)        (416,353)    (42,766)    (549,996)    (18,838)
                             ----------  ----------   ----------  ----------

Other income and (expense):
 Interest income                 46,185         -         90,954         -
 Miscellaneous income
  and (expense)                     -             1          -             1
                             ----------  ----------   ----------  ----------

   Total other income
    and (expense)                46,185           1       90,954           1
                             ----------  ----------   ----------  ----------

Income (loss) before
 income taxes                  (370,168)    (42,767)    (459,042)    (18,839)

Federal and state
 income taxes                       600         -            800         -
                             ----------  ----------   ----------  ----------

Net income (loss)            $ (370,768) $  (42,767)  $ (459,842) $  (18,839)
                             ==========  ==========   ==========  ==========

Net (loss) per
 common share                $    (0.06) $    (0.02)  $    (0.09) $    (0.01)
                             ==========  ==========   ==========  ==========

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


RESULTS OF OPERATIONS FOR THE QUARTER ENDED JANUARY 31, 1997 VERSUS QUARTER ENDED JANUARY 31, 1996

Revenues of $214,500 in the quarter ended January 31, 1997 were 23% less than the $277,700 in revenues reported for the quarter ended January
31, 1996. This revenue decrease resulted because the prior period contained an atypically large order from a major chain customer which distorted the results of the quarter. Fillmaster(R) Purification System sales in the quarter ended January 31, 1997 were $188,000 and replacement filter sales were $26,500. In the prior quarter, Fillmaster(R) Purification System sales were $256,100 and replacement filter sales were $21,600. Sales of filters rose as expected during the quarter due to the continually increasing number of Fillmaster(R) Purification Systems in use.

     Gross profits for the quarter ended January 31, 1997 were $68,300 versus $68,000 in 1995/96. Gross profit percentages in 1996/97 (32%) were higher versus 1995/96 (24%). The gross profit increase reflects increased filter sales in the recent quarter.

     Net loss for the quarter ended January 31, 1997 was $370,800 versus a net loss of $42,800 for the same period in 1995/96. The decrease was due to lower sales volume as noted above. In addition, Selling Expenses and General and Administrative Expenses increased approximately $235,000 from 1995/96 to 1996/97.

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

*previously filed

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