Form 10QSB
period 1997-04-30
INNOVATIVE MEDICAL SERVICES
filed 1997-06-16
CIK 1006028

U.S. Securities and Exchange Commission
                        Washington, D.C. 20549

                              Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the period ended April 30, 1997
                          --------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
     For the transition period from __________ to


     Commission File number 0-21019
                            -------


                      INNOVATIVE MEDICAL SERVICES
                      ---------------------------
            (Name of small business issuer in its charter)


      California                                    33-0530289
-------------------------------         ---------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)



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
Yes  X     No
   ------    -----

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 3,520,851 as of June 13, 1997.

                      INNOVATIVE MEDICAL SERVICES
                              FORM 10-QSB

                                 INDEX

PART 1.   FINANCIAL INFORMATION
Item 1.   Financial Statements
          Balance Sheets as of July 30, 1996 and April 30, 1997
          Statements of Operations for the nine months ended April 30, 1995 and 1996
          Statements of Cash Flows for the nine months ended April 30, 1995 and 1996
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART 2.   OTHER INFORMATION
          Item 1. Legal Proceedings
          Item 2. Changes in Securities: None
          Item 3. Defaults Upon Senior Securities: None
          Item 4. Submission of Matters to a Vote of Security Holders: None
          Item 5. Other information
          Item 6. Exhibits and Reports on Form 8-K
          Signatures

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      Innovative Medical Services
                            Balance Sheets


                                          (Unaudited)
                                        April 30, 1997      July 31, 1996
                                        --------------     --------------

                                 ASSETS

Current Assets
   Cash and cash equivalents                $2,652,560          $   21,706
   Accounts receivable, net of
      allowance for doubtful
      accounts of $9,000                       212,976              81,963
   Notes receivable                             24,968              24,986
   Due from employees                            2,420               1,390
   Due from shareholders and officers          145,820              76,887
   Inventories                                  21,185              55,660
   Prepaid expenses                            283,209               7,868
                                            ----------          ----------
      Total current assets                   3,343,138             270,460
                                            ----------          ----------

Property, Plant and Equipment
   Property, plant and equipment,
      net                                      581,861             163,406
                                            ----------          ----------
      Total property, plant
       and equipment                           581,861             163,406
                                            ----------          ----------
Noncurrent Assets
   Deposits                                     30,760               5,649
   Patent costs                                 10,000                   -
   Organizational costs, net                       258               1,032
   Acquisition costs                             2,794                   -
   Deferred public offering costs                    -             376,695
                                            ----------          ----------
      Total noncurrent assets                   43,812             383,376
                                            ----------          ----------

   Total assets                             $3,968,811          $  817,242
                                            ==========          ==========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                         $  196,457          $  233,111
   Accrued liabilities                         206,199             307,092
   Notes payable                                 2,771             402,154
                                            ----------          ----------
      Total current liabilities                405,427             942,357
                                            ----------          ----------
Long-Term Debt                                       -               2,978
                                            ----------          ----------

Stockholders' Equity
   Class A common stock, no par value;
      authorized 20,000,000 shares,
      issued and outstanding
      3,520,851 at April 30, 1997
      and 1,833,851 shares at
      July 31, 1996                          5,264,374             663,181
   Accumulated deficit                      (1,700,990)           (791,274)
                                            ----------          ----------
      Total stockholders' equity             3,563,384            (128,093)
                                            ----------          ----------

Total liabilities and stockholders'
 equity                                     $3,968,811          $  817,242
                                            ==========          ==========

                       INNOVATIVE MEDICAL SERVICES
                          STATEMENTS OF INCOME
                               (UNAUDITED)





                                    For the Three             For the Nine
                                     Months Ended             Months Ended
                                       April 30                 April 30
                            ----------------------------------------------------
                                1997          1996        1997          1996
                            ----------------------------------------------------
Net sales                       $273,904      $88,431     $708,046      $701,088
Cost of sales                    172,092       65,266      479,079       508,489
                              ----------   ----------   ----------    ----------

Gross profit                     101,812       23,165      228,967       192,599
                              ----------   ----------   ----------    ----------

Selling expenses                 233,267       18,040      422,045        65,199
General and administrative
  expenses                       354,122       61,859      842,495       202,972
                              ----------   ----------   ----------    ----------

    Total operating costs        587,389       79,899    1,264,540       268,171
                              ----------   ----------   ----------    ----------

Operating income (loss)         (485,577)     (56,734)  (1,035,573)      (75,572)
                              ----------   ----------   ----------    ----------

Other income and (expense):
  Interest income                 35,703            -      126,657             -
  Miscellaneous income
    and (expense)                      -          181            -           180
                              ----------   ----------   ----------    ----------

    Total other income
     and (expense)                35,703          181      126,657           180
                              ----------   ----------   ----------    ----------

Income (loss) before
  income taxes                  (449,874)     (56,553)    (908,916)      (75,392)

Federal and state income taxes         -          800          800           800
                              ----------   ----------   ----------    ----------

Net income (loss)             $ (449,874)  $  (57,353)  $ (909,716)   $  (76,192)
                              ==========   ==========   ==========    ==========

Net (loss) per common share   $    (0.08)  $    (0.02)  $    (0.16)   $    (0.02)
                              ==========   ==========   ==========    ==========

                       INNOVATIVE MEDICAL SERVICES
                    STATEMENTS OF ACCUMULATED DEFICIT


                                           (Unaudited)
                                           Nine Months
                                              Ended         Year Ended
                                         April 30, 1997    July 31, 1996
                                        --------------------------------

Balance, beginning of year                  $ (791,274)      $ (361,226)

Net income (loss)                             (909,716)        (430,048)
                                            ----------       ----------

Balance, end of period                     $(1,700,990)      $ (791,274)
                                            ==========       ==========

                      INNOVATIVE MEDICAL SERVICES
                       STATEMENTS OF CASH FLOWS
                              (UNAUDITED)


                                             For the Nine Months Ended
                                                     April 30
                                           ----------------------------
                                               1997             1996
                                           ----------------------------

Cash flows from operating activities
  Net income (loss)                         $ (909,716)      $  (76,192)
  Adjustments to reconcile net
  income to net cash provided by
  operating activities:
    Depreciation                                51,149           20,029
    Amortization                                   774              774
    Officer wages contributed                        -           44,000
  Changes in assets and liabilities:
    (Increase) decrease in accounts
      receivable                              (131,013)         129,547
    (Increase) decrease in due from
      officers and shareholders                (68,933)          19,790
    (Increase) in due from employees            (1,030)           2,395
    (Increase) in prepaid expense             (275,341)          (6,604)
    (Increase) decrease in inventory            34,475           (9,863)
    (Increase) in notes receivable                   -          (48,325)
    (Increase) in deposits                     (25,111)               -
    (Increase) in patent costs                 (10,000)               -
    (Increase) in acquisition costs             (2,794)               -
    (Increase) in deferred public
      offering costs                                 -          (58,735)
    (Decrease) in accounts payable             (36,654)         (68,846)
    (Decrease) increase in accrued
      liabilities                             (100,893)           9,636
                                            ----------       ----------

      Net cash (used) by
        operating activities                (1,475,087)         (42,394)
                                            ----------       ----------

Cash flows from investing activities
  Purchase of property, plant
    and equipment                             (469,586)         (30,838)
                                            ----------       ----------

      Net cash (used) in
        investing activities                  (469,586)         (30,838)
                                            ----------       ----------

Cash flows from financing activities
  Proceeds from debt                                 -           25,000
  Payments on debt                            (402,361)               -
  Proceeds from sale of common stock         4,977,888           22,220
                                            ----------       ----------

      Net cash provided by
        financing activities                 4,575,527           47,220
                                            ----------       ----------

      Net increase (decrease) in cash        2,630,854          (26,012)

Cash and cash equivalents,
 at beginning of period                         21,706           47,180
                                            ----------       ----------

Cash and cash equivalents,
 at end of period                           $2,652,560       $   21,168
                                            ==========       ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited and unaudited financial statements of the Company.

OVERVIEW
Innovative Medical Services manufactures and markets reverse osmosis water filtration systems and related technologies to national health care and consumer markets. The Company's two principal products are the Fillmaster(R): a water purification, measuring and dispensing apparatus used in pharmacies to reconstitute oral antibiotic suspensions; and the Nutri-Pure(TM) consumer water filtration system. The Company also markets proprietary filters for both products that require changing at intervals of nine to twelve months or whenever indicated by the AquaScan 2000 purity testing module. The filter replacements represent a significant continuing source of future sales and cash flow to the Company.

Early in the second quarter of fiscal year 1996/97, Innovative Medical Services began designing a new, electronically automated version of the Fillmaster(R). The new product provides easier and more precise measurement than the original Fillmaster(R) and features bar code technology to ensure even greater time savings in the dispensing of oral solution prescriptions. In February, the Company announced that it filed a patent application for the new product. Beta testing of the dispenser is underway, and the Company expects to launch the new Fillmaster in August 1997.

In addition, the Company has developed a line of reverse osmosis residential water filtration systems and has established marketing strategies and distribution channels for the first of the systems, the Nutri-Pure(TM) home water filtration system. Based on the technology used in the Fillmaster(R) Water Purification System, the residential product filters and dispenses water for home use. This June the Company began promotion of the product through a targeted direct mail program which offered the NutriPure system to existing Fillmaster users. Following the direct mailing, the Company will establish lines of distribution for NutriPure through independent pharmacies.

Innovative Medical Services continues to increase sales of the Fillmaster(R) to national and regional chain pharmacies. The Company continues its campaign to gain recognition and increase Fillmaster(R) sales to the independent pharmacy market through trade show representation, trade publication advertising, targeted mailings and telemarketing.

The Company continues to actively investigate possible mergers and acquisitions and has hired an investment banking firm to assist with identification, evaluation and due diligence matters with regard to mergers and acquisitions.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED APRIL 30, 1997 VERSUS QUARTER ENDED APRIL 30, 1996
Revenues of $273,900 in the quarter ended April 30, 1997 were 210% greater than the $88,400 in revenues reported for the quarter ended April 30, 1996. This revenue increase was attributable to increased sales of Fillmaster(R) Purification Systems and the growth of replacement filters. Fillmaster Purification System sales in the quarter ended April 30, 1997 were $215,700 and replacement filter sales were $58,100. In the third quarter of 1996, Fillmaster(R) Purification System sales were $76,200 and replacement filter sales were $12,200. Sales of filters rose as expected during the quarter due to the continually increasing number of Fillmaster(R) Purification Systems in use.

Gross profits for the quarter ended April 30, 1997 were $101,800 versus $23,200 in 1996. Gross profit percentages in 1997 (37%) were higher versus 1996 (26%). The gross profit increase reflects increased filter sales in the recent quarter.

Net loss for the quarter ended April 30, 1997 was $449,900 versus a net loss of $57,400 for the same period in 1996. This decrease in net profits was due to increased Selling Expenses and General and Administrative Expenses. These expenses increased approximately $507,500 from 1996 to 1997.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 1997 VERSUS NINE MONTHS ENDED APRIL 30, 1996
During the first nine months of fiscal year 1996/97, Innovative Medical Services focused on positioning for growth. The Company expanded its production capacity and its sales force in preparation for: 1) aggressive market penetration of chain pharmacies, 2) increased marketing efforts aimed toward independent pharmacies, and 3) entry into the residential water filtration market. In October, the Company moved from a 2,000 square foot production and administration facility to a technologically-advanced 10,000 square foot facility. Following the move to the new facility, the Company increased its sales force by 500% by hiring a Vice President of Sales and Marketing, adding a marketing manager, hiring telemarketing personnel and expanding its customer service department to ensure continued support and service to its customers. The Company has also hired a director of finance and a market research specialist.

Revenues of $708,000 in the nine months ended April 30, 1997 were slightly higher than the $701,000 in revenues reported for the nine months ended April 30, 1996. Fillmaster(R) Purification System sales in the nine months ended April 30, 1997 were $589,900 and replacement filter sales were $118,100. In the prior period, Fillmaster(R) Purification System sales were $649,000 and replacement filter sales were $52,000. Sales of filters rose in fiscal 1996/97 as expected due to the continually increasing number of Fillmaster(R) Purification Systems in use. Although the nine month period ended April 30, 1996 contained an atypically large order from a major chain, the 210% sales increase during the third quarter 1997 enabled the Company to exceed revenues from the prior period.

Gross profits for the first nine months ended April 30, 1997 were $229,000 versus $192,600 in 1995/96. Gross profit percentages in 1996/97 (32%) were higher versus 1995/96 (27%), in spite of the fact that the Company offered more penetration (lower) pricing of the product for the initial installations of the systems in the nine months 1996/97. The gross profit increase reflects increased filter sales in the recent nine month period. As the number of Fillmaster(R) system installations increases, so will the volume of replacement filter sales. The Company anticipates a strong influx of filter orders in the coming months resulting from sales of systems during the nine months of fiscal 1995/96.

Net loss for first nine months ended April 30, 1997 was $909,700 versus a net loss of $76,200 for the same period in 1995/96. The net profit decrease was due to increased costs associated with the Company's recent expansion. Selling Expenses and General and Administrative Expenses increased approximately $960,000 from 1995/96 to 1996/97 due to continued product development costs, expenses for additional management and sales personnel, and costs associated with the development of new markets.

The Company has established the necessary infrastructure to accommodate the increasing Fillmaster sales and the anticipated NutriPure sales. As recognition of the Company and its products continues to grow, the Company expects sales to follow accordingly. The residential water filtration market represents an expansive market into which the Company has introduced a superior product at a moderate price.

LIQUIDITY AND CAPITAL RESOURCES
During the nine months ended April 1997, the Company's current assets to liabilities ratio rose from .29 to 8.25. Current assets grew by $3,072,700 which was mainly due to the increase in cash and cash equivalents resulting from the proceeds of the Company's initial public offering in August of 1996. Current liabilities decreased by $536,900 because a portion of the offering proceeds were used to pay down accounts payable and to retire substantially all of the Company's short term debt including the IPO bridge financing of $375,000. Historically, the Company has operated without incurring significant long-term debt. Management expects to continue this policy into the foreseeable future.

Cash flows used from operations were $1,475,087 in the first nine months of fiscal year 1996/97 and $17,000 in 1995/96. For those periods, cash flows used in investing activities were, respectively, $418,500 and $29,000 for the purchase of machinery and equipment and for leasehold improvements.
The Company generated $4,489,000 from the public offering during the period resulting in a net increase in cash equivalents of $3,100,000.

The Company believes that the expenditures necessary to achieve the sales capacity required to implement the sales plan have been completed, and Innovative Medical Services is now successfully positioned to dramatically increase revenues through existing and new markets.


                      PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As previously disclosed, the Company is a defendant in a lawsuit filed by Durland and Company of West Palm Beach, Florida in the Circuit Court of Palm Beach County, Florida. The action claims approximately $25,000 of fees owed for accounting services allegedly performed between February 1994 and June 1995. The Company moved to quash service of the summons on jurisdictional grounds. In May 1997, the Court held a hearing on the jurisdictional issue and found that there were insufficient contacts with the State of Florida to maintain the action. As a result, Mr. Durland's action was dismissed.

In November 1996, the Company filed an action in Superior Court of the State of California in and for the County of San Diego against David Reitz, Zedburn Corporation, Capital Development Group and Does 1 through 100, seeking damages and cancellation of 140,000 shares of common stock. Mr. Reitz moved to quash service of process, and on January 27, 1997, the Court ruled that Florida would be the proper forum for the action based upon a forum selection provision in the contract between the Company and Zedburn Management. As a result, the California case has been dismissed.

The Company filed a new action in Federal District Court in Tampa, Florida against David Reitz, Zedburn Corporation, Capital Development Group and Does 1 through 100, seeking the same relief as requested in California State Court. Prior to being served with the Company's Federal Court action, Mr. Reitz filed an action in Circuit Court of Pinellas County, Florida seeking unspecified damages from the Company for breach of contract. The State Court action of Mr. Reitz has been stayed and all issues will be litigated in Federal Court.

The Company has amended its complaint to include Mr. Durland as an individual defendant. It is the Company's position that Mr. Durland is owed nothing and that the Company was fraudulently induced to engage Mr. Durland as auditor. It is the Company's position that Mr. Durland was in fact a partner or employee of David Reitz d.b.a. Zedburn Corporation. Zedburn Corporation is a Florida corporation believed to be the alter ego of Mr. Reitz. It is the Company's position that in February 1994, Mr. Reitz perpetrated a scheme to defraud the Company of cash fees and securities in connection with his purported services of arranging a public offering of the Company's common stock. The Company terminated its relationship with Mr. Durland in June 1995 and that of Mr. Reitz in August 1995. In April of 1996, the Company's Board of Directors voted to cancel the 140,000 shares of common stock which Mr. Reitz obtained through fraud.

The Company has not accrued a liability in its financial statements regarding this litigation nor disclosed the matter in the footnotes thereof. The Company has not done so because it does not believe there is any merit to Mr. Durland's or Mr. Reitz's claims and that the likelihood that the Company will realize a loss from these matters is believed remote. In addition, the Company believes that in the unlikely event that the Company settles, the amount of any such settlement would not be material to the Company's financial statements.

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