Form 10KSB40
period 1997-07-31
INNOVATIVE MEDICAL SERVICES
filed 1997-10-29
CIK 1006028

FORM 10-KSB

           Annual Report Pursuant to Section 13 or 15 (d) of
                  the Securities Exchange Act of 1934
                For the fiscal year ended July 31, 1997
                    Commission file number 0-21019

                      INNOVATIVE MEDICAL SERVICES
                      ---------------------------
        (Exact name of registrant as specified in its charter)

           California                            33-0530289
           ------------------------------------------------
      (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)          Identification No.)

            1725 Gillespie Way, El Cajon, California 92020
            ----------------------------------------------
          (Address of principal executive offices) (Zip Code)

          Registrant's Telephone Number:      (619)-596-8600

   Securities registered pursuant to Section 12(b) of the Act:

                                 None
                    ------------------------------
                           (Title of Class)

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

                       Yes X       No
                       --------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year: $1,024,667

State the aggregate market value of the voting stock held by non-affiliates of the registrant: Approximately $4,475,045 as of October 27, 1997.

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 3,532,851 shares of class A common stock as of October 27, 1997.

Documents incorporated by reference: Exhibits to Form SB-2 Registration
Statement

                             File #333-00434

PART I
------

ITEM 1.  DESCRIPTION OF BUSINESS
COMPANY OVERVIEW
Innovative Medical Services (the Company) is engaged principally in the business of manufacturing and marketing the Fillmaster(r), a water purification, measuring and dispensing apparatus used in pharmacies to reconstitute oral antibiotic suspensions. Innovative Medical Services has also entered the consumer market with NutriPure(r), a residential drinking water system. The Company markets, for both products, proprietary filters that require changing at intervals of nine to twelve months or whenever indicated by the systems' water quality monitors. The filter replacements represent a significant continuing source of sales and cash flow to the Company.

HISTORY
Innovative Medical Services was incorporated in the State of California on August 24, 1992, to pursue the immediate business of manufacturing and marketing the Fillmaster and subsequently a broadly based business of delivering advanced technology, equipment and supplies to the pharmacy industry, in addition to pursuing the business of residential water filtration. During its first three years, the Company established the production and design, entered into contracts with its parts suppliers and manufacturers, developed its initial assembly process and implemented its marketing program for the Fillmaster.

In August, 1996 the Company completed its initial public offering whereby it sold 1,387,000 shares of its common stock at a public offering price of $4.00 per share and 1,437,500 Class A Warrants at a public offering price of $0.10 per Class A Warrant.

In the past year, Innovative Medical Services has launched two new products, the Fillmaster 1000e and the NutriPure residential drinking water system, and corresponding national marketing campaigns; expanded into new markets; and invested in research and development of future products.

PRINCIPAL PRODUCT AND ITS MARKET
FILLMASTER(r) The Fillmaster(r) apparatus provides measured amounts of "Purified Water" as defined by the United States Pharmacopoeia, ("USP") for reconstitution of liquid oral antibiotics and certain other pharmacy applications. It consists of a six-stage water purification unit, an electronic water purity testing module, an auxiliary faucet for dispensing purified water and a calibrated volumetric measuring and dispensing apparatus. The entire system integrates with the building's tap water plumbing, is closed and pressurized and, according to the Company's testing, has a fill rate at least three times that of current bottle-and-hose methods - the only know competition. The Company manufactures, sells and distributes the Fillmaster. The end-user installs the system following step-by-step illustrated instructions using common household tools.

The United States Pharmacopoeia (USP), a comprehensive reference work, has established the standards for pharmacy practices and supplies in the United States for over one hundred years. The USP is recognized as the official standard for pharmacy practice and supply by various federal statutes, including the Food Drug and Cosmetic Act, and by virtually all states. The USP requires pharmacists to use "Purified Water" in reconstituting powdered medications such as antibiotics. "Purified Water" is defined as "...water obtained by distillation, ion-exchange treatment, reverse osmosis or other suitable process." Also, ". . .Purified Water contains no added substances." Previously, the only realistic source of "Purified Water" conforming to the USP standard was bottled distilled water or expensive bagged sterile water. Other forms of bottled water prepared through purification have minerals and other substances added to them for taste purposes.

Historically, pharmacists have either hand-poured water for reconstitution directly from a bottle into a measuring container and then into the medicine bottle, or they used a wall-mounted measuring and gravity-flow dispensing cylinder connected by a system of rubber siphon tubing and pinch clamps to a water bottle. Traditional methods produce inaccurate measurements either because two hands are required or because the gravity-fed system can produce a variable fill rate due to variation in siphon pressure.

Also, prior methods pose the risk of accidental use of "spring" or bottled "drinking water" due to label similarities, simple mistakes in supply purchasing, or the pharmacy staff's unawareness of the differences in water types. Water that does not qualify as "Purified Water" contains minerals and other impurities that reduce the stability and potency of the prescription medicine. The use of such water adulterates the medication by introduction of foreign materials and violates the Federal Food Drug and Cosmetic Act.

Even when using the intended conforming water, unsealed bottle-and-hose methods allow bacteria, mold and other airborne contaminants to enter and grow within the water supply. In addition, the dispensing tips of the other methods can accumulate residue from the various prescriptions being mixed and cause cross-contamination of the medications, creating the potential for serious reactions by the patient.

The Fillmaster greatly reduces these hazards of contamination in the pharmacy's water source. The pharmaceutical water purification system consists of a sediment filter, two multi-stage carbon block filters and a fine-pore reverse osmosis membrane. The system produces "Purified Water", eliminating the problem of incorrect source. The Fillmaster's closed, pressurized system eliminates the airborne contamination problem, and the rate of filling is increased dramatically. Finally, cross-contamination of medications is easily prevented by the Fillmaster's cleanable and disposable dispensing tips.

Pharmacy competition and the proliferation of "third party" reimbursement plans have combined to reduce pharmacy margins nationwide to dangerously low levels, mandating efficiency and higher volumes as the only practical means to continued profitability. In this context, time becomes valuable in the extreme. Recent federal legislation (OBRA-90) and conforming state mandates requiring pharmacists to counsel each patient receiving a new prescription has resulted in the realignment of time resources for the pharmacist. The time spent filling liquid antibiotics for which the Fillmaster is used is disproportionately time-consuming and difficult when compared with the time necessary to fill other prescriptions. In addition, virtually all liquid antibiotic prescriptions are new prescriptions, and each requires an additional expenditure of time for patient counseling as required by OBRA-90.

Extensive testing performed by the Company shows that use of the Fillmaster saves a pharmacist more than 20 seconds of actual filling time for each liquid antibiotic prescription. When multiplied by over 6,000 antibiotics per year (on average), the resulting time savings are dramatic. Coupled with the time savings generated by eliminating water bottle changes (once for each 28 to 30 prescriptions -- approximately 5 minutes for each change), use of the Fillmaster enhances profitability of liquid antibiotics and multiplies pharmacist time for patient counseling and other activities.

The burdensome nature of these medications is compounded by their natural instability once reconstituted. Post-reconstitution shelf life is extremely limited and, once reconstituted, the medications require refrigeration. A pharmacy will generally add water to the medication only when the patient is physically present. If the patient is delayed or does not pick up the prescription, the medication often must be discarded. As a result, the workflow related to these medications is determined not by efficiency, but by the arrival of the patient. Furthermore, the efficiencies and time savings generated by use of the Fillmaster have a dramatic effect on customer satisfaction because of the reduced waiting time at the pickup window.

Direct and indirect costs associated specifically with bottled water are reduced or eliminated by use of the Fillmaster. Pharmacy storage space can be reallocated to more profitable items, and the expense of bottled water purchases of up to $1.25 for each gallon is replaced by one annual filter replacement currently costing $65. Under optimum usage, the cost of "Purified Water" is reduced to approximately $.04 per gallon.

Based on the Company's surveys of Fillmaster users, customer satisfaction levels are extremely high. Users agree unanimously that the Fillmaster is faster, easier to use, cleaner, and that the elimination of the aggravation and difficulties associated with all other methods of reconstitution make the Fillmaster well worth the investment in its acquisition.

New sales of the Fillmaster continue to rise. More significantly, however, the number of chain pharmacies testing the product continues to grow. Company records show that more than 85% of pharmacies that test the Fillmaster place orders within 8 months. This year, the Company finalized several long-term agreements with national chain pharmacies to specify installation of the Fillmaster as standard pharmacy equipment in new and remodeled stores.

The Fillmaster carries a suggested list price of $659, and the Company offers quantity for volume purchase agreements. This price level was established to provide reasonable gross profit margins even after the negotiation of volume discounts. These margins have been calculated at actual production levels and are likely to increase through a reduction of costs associated with higher volumes.

There are approximately 72,000 pharmacies in the United States and Canada, with many thousands more world-wide. Water-mixed antibiotic prescriptions, for which the Fillmaster is primarily used, make up approximately 12.6% of a pharmacy's total prescriptions and approximately 25% of a pharmacy's gross profit.

More than 7,000 Fillmaster systems have been sold to date, and the Fillmaster is specified as standard equipment for all newly constructed and remodeled pharmacies at Walgreens, Target, Eckerd, SavOn/Osco, Walmart, Giant Foods, Wegman's and Fry's. In addition, Fillmaster systems have been purchased and are now being used by such pharmacy chains as Thrifty PayLess, Thrift Drug, Dillon Stores, City Market, Kroger, Smith's Food and Drug, Longs Drugs, Rite-Aid, Revco, Drug Emporium and Acme Markets. Also included in the customer base are United States Military Clinics, including Bethesda Naval Hospital; the Kaiser Foundation for Medical Care; the Mayo Clinic and several hundred Independent and Hospital Pharmacies.

FILLMASTER FILTERS The Company also markets unique and proprietary filter replacements for the Fillmaster purification system which require changing at intervals of approximately 9-12 months or whenever indicated by the purity testing module. The filter replacements represent a significant continuing source of sales and cash flow to the Company.

Revenues from the replacement filter sales, over a five-year period, approach the revenue generated by the original sale of the Fillmaster with much higher profit levels. Thus, Management views the sale of the Fillmaster as occurring in two distinct stages: immediate and deferred.
The acquisition of a new customer, while generating profit during the current year, produces a deferred income stream with at least twice as much gross margin and minimal or no sales expense. In May 1997, the Company established a program through which chain and independent customers can automatically be shipped replacement filters annually on the anniversary date of the system purchase. Already, more than half of the Company's current customers have signed up for this automatic filter shipment program, and approximately 90% of new customers subscribe to the program upon purchase of a system.

NEW PRODUCTS
FILLMASTER(r) 1000e In August 1997, Innovative Medical Services launched the Fillmaster(r) 1000e, a fully programmed, computerized dispenser for use with the Fillmaster water purification system. Designed as an addition to the Fillmaster dispenser product line, the battery-operated Fillmaster 1000e employs multiple microprocessors to provide accurate and even-flow dispensing. By using the electronic dispenser, pharmacists increase prescription integrity by greatly reducing the possibility for human error while dispensing prescriptions. The Fillmaster 1000e was developed with bar code reading capabilities, and an upgrade scanning module will be available by the end of the year. Like the original Fillmaster, the Fillmaster 1000e is manufactured, sold and distributed by Innovative Medical Services. The filtration and dispensing system retails for under $800.

NUTRIPURE(r) The NutriPure(r) residential drinking water system combines high-quality reverse osmosis technology with carbon filtration to improve the taste, smell, quality and safety of standard tap water. Designed for residential use, NutriPure produces at least 150 gallons of clean, healthy water per month. The Company's drinking water system provides the best reverse osmosis technology available today at a moderate price, and is therefore a strong value purchase. Incorporating the same filtration technology as the Company's Fillmaster pharmaceutical water purification system, NutriPure provides healthy, safe and great tasting drinking water.

The Company distributes NutriPure through independent pharmacists, providing them an exclusive health product dealership with a high profit margin. Gallup polls reflect the public's respect for pharmacists as ethical and honest professionals, and the Company has based the marketing of NutriPure on both the pharmacist's reputation and relationship with his customers as well as his testimonial to the quality of the product as a Fillmaster user. Although the market for water systems is quite competitive, the pharmacist's recommendation of a system they use in their pharmacy to reconstitute prescriptions sets NutriPure apart from all other residential drinking water systems.

Innovative Medical Service's qualitative and quantitative research over the past year reveals a strong need for independent pharmacists to find alternative sources to pharmacy revenues. Shrinking margins on medicines and increased competition from national chains have left the independent, neighborhood pharmacist scrambling to maintain market share and profitability. The Company's research shows that independent pharmacists welcome a drinking water system as an addition to their home health care product lines and recognize the powerful endorsement they provide for NutriPure as Fillmaster users.

The Company supports the independent pharmacist dealer network with a targeted, comprehensive marketing program that includes counter top displays, consumer brochures and health education materials. The dealer program provides an opportunity for an independent pharmacist to realize a significant profit without any investment, start-up or inventory costs. In addition, the dealer program further distinguishes the independent from the chain pharmacist.

The NutriPure drinking water system is sold by authorized independent pharmacists at a retail price of $499 and drop-shipped by the Company directly to the customer.

NUTRIPURE FILTERS The Company also markets unique and proprietary filter replacements for the NutriPure residential drinking water system that require changing every 9-12 months or whenever indicated by the water quality monitor. The filter replacements represent a significant continuing source of sales and cash flow to the Company. Management is confident that future replacement filter sales will be an ongoing and significant source of income

Revenues from the replacement filter sales, over a five-year period, approach the revenue generated by the original sale of the system with much higher profit levels. Thus, Management views the sale of the system as occurring in two distinct stages: immediate and deferred. The acquisition of a new customer, while generating profit during the current year, produces a deferred income stream with at least twice as much gross margin and minimal or no sales expense. NutriPure customers are encouraged to subscribe to the Company's automatic filter shipment programs in which the Company automatically ships replacement filters annually on the anniversary date of the system purchase.

MEDIFIER(tm) In July 1997, the Company acquired the Medifier(tm), a unique patented universal prescription bottle label magnifier. The Medifier holds various sized prescription bottles in position under a magnifier strip that enlarges dosage and use instructions to a clearly readable size. The
Company purchased the patent and all rights to manufacture and market the product from an individual inventor for an aggregate consideration of $5,000 in cash and 12,000 shares of Class A stock. The first in a series of products for the retail pharmacy market, the Medifier will be distributed through Innovative Medical Services' existing sales channels, as well as through catalogue sales.

MANUFACTURING
The Fillmaster and NutriPure systems are assembled primarily from purchased components. It is the Company's goal to perform minor manufacturing in the Company's facility to minimize wages, equipment expense and insurance. No components of the systems have permanent or unequivocally restricted availability. Most are items that are common in either design or manufacture, and a change in suppliers would result in virtually no lost production. There are no plans to alter production methods.

The Fillmaster dispenser apparatus is assembled mostly from parts that are standard items stocked by wholesale supply houses or fabricated to Company specifications from injection-molded plastic and fabricated acrylic.

The purification modules are the major components of each of the two systems and are purchased under an agreement with its manufacturer that is exclusive with the Company as to Pharmaceutical uses. While Management regards this particular product as the finest of its kind, suitable alternatives are available on the open market. This module and its accompanying hardware and accessories are repackaged and labeled with Fillmaster or NutriPure graphics, the dispensing apparatus is inserted, and the system is shipped to the customer.

RESEARCH AND DEVELOPMENT
Research and Development costs that have no alternative future uses are charged to operations when incurred and are included in operating expenses. The total amounts charged to Research and Development expense were $64,104 and $6,483 in the fiscal years ended July 31, 1997 and 1996, respectively. In addition, $73,876 of Research and Development related equipment purchases were capitalized during fiscal year ended July 31, 1997. The Company's investment in Research and Development during the past year resulted in the release of two major additions to the Company's product line, the Fillmaster 1000e and the NutriPure drinking water system. Innovative Medical Services anticipates at least two more new products in the coming year.

EMPLOYEES
As of October 27, 1997, the Company employed twenty-one people, nineteen of whom are full-time individuals whose principal responsibilities are: product assembly and shipping (four employees), sales, marketing and customer service

(seven employees), research and development (two employees) and administration (six employees). The Company chooses to outsource more expensive, specialized functions including public relations, graphic design, and selected engineering projects.

ITEM 2.  PROPERTIES
The Company's business operates in a 10,000 square foot facility located in a light industrial/office park in El Cajon, California. This location houses all administrative, executive, sales, assembly, shipping and manufacturing functions for the Company.

ITEM 3.  LEGAL PROCEEDINGS
In February 1997, the Company filed an action in Federal District Court in Tampa, Florida against David Reitz, Zedburn Corporation, Capital Development Group and Does 1 through 100 seeking damages and cancellation of 140,000 shares of common stock. Zedburn Corporation is a Florida corporation believed to be the alter ego of Mr. Reitz. Prior to being served with the Company's Federal Court action, Mr. Reitz filed an action in Circuit Court of Pinellas County, Florida seeking unspecified damages
from the Company for breach of contract.   The State Court action of Mr.
Reitz has been stayed and all issues will be litigated in Federal Court. The Company amended its complaint to include Steven Durland as an individual defendant. Based upon information derived from discovery that the defendants had perpetrated similar schemes against other parties, the Company moved the Court for leave to file a second amended complaint in September 1997 based upon the Racketeer Influenced and Corrupt Organization
(RICO) Act against the existing defendants and additional defendants. In October 1997 Mr. Reitz and Zedburn filed a counterclaim against the Company for breach of contract and claim against some of the Company's directors alleging fraud in the cancellation of the stock certificates previously issued to Mr. Reitz. The Company has moved to dismiss the fraud count of the counterclaim for failure to state a claim as well as sanctions against Mr. Reitz's legal counsel for filing a frivolous counterclaim. In October 1997 Mr. Reitz and Zedburn filed for protection under the federal bankruptcy laws.

It is the Company's position that Mr. Reitz and others perpetrated a scheme to defraud the Company of cash fees and securities in connection with purported services of arranging a public offering of the Company's common stock. It is also the Company's position that it was fraudulently induced to execute an engagement of Mr. Durland as auditor.

The Company has neither accrued a liability in its financial statements regarding this litigation nor disclosed the matter in the footnotes thereof. The Company has not done so because it does not believe there is any merit to Mr. Reitz's counterclaim and that the likelihood that the Company will realize a loss from these matters is believed remote. In addition, the Company believes that in the unlikely event that the Company settles, the amount of any such settlement would not be material to the Company's financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to shareholders in the fourth quarter of the fiscal year.

PART II
-------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
     (1) Market Information: The Company's common stock is traded on the NASDAQ SmallCap Market under the symbol "PURE" and its Class A Warrants are traded under the symbol "PUREW". The Company's common stock and Class A Warrants are also traded on the Boston Stock Exchange. The Company's Class Z Warrants are not listed for trading on any recognized market.
     (2) High and Low Bid Prices: The following table sets forth high and low bid prices for the first fiscal quarter, as reported by NASDAQ, for which there has been a market for the common stock. Such quotations represent inter-dealer prices without retail mark-ups, mark-downs, or commissions and, accordingly, may not represent actual transactions.

               Quarter Ended            High           Low
               -------------            ----           ---
               October 31, 1996         7.75           1.875
               January 31, 1997         4.25           2.188

               April 30, 1997           4.625          3.5
               July 31, 1997            4.375          1.688

     (3) Security Holders: As of October 27, 1997, the Company had approximately 118 holders of record of its common stock, 46 holders of its Class A Warrants and 18 holders of the Company's Class Z Warrants. This does not include beneficial owners holding shares or Class A Warrants in street name. The closing price per share on October 27, 1997 was $1.625.
     (4) Dividend Plans: The Company has paid no common stock cash dividends and has no current plans to do so.
     (5) Preferred Stock: There are no shares of preferred stock presently outstanding.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited financial statements of the Company and related notes included therein.

OVERVIEW
Innovative Medical Services, through an aggressive, growth-oriented business strategy, has built a strong market presence in the manufacturing and marketing of pharmacy efficiency products, as well as in water filtration systems. Since its founding in August 1992, and subsequent to its initial public offering in August 1996, the Company has invested in its research and development department, production facilities and sales and marketing resources. The Company's principal products are the Fillmaster(r) Pharmacy Water Purification and Dispensing System for reconstituting oral suspensions, and the NutriPure(r) Residential Drinking Water System. The Company also markets, for both products, proprietary filters that require changing at intervals of nine to twelve months or whenever indicated by the purity testing module. The filter replacements represent a significant continuing source of revenue to the Company.

In addition, Innovative Medical Services has acquired the patent, manufacturing and marketing rights to the Medifier(tm), a unique magnifying device for use with any size prescription bottle label, targeted to the growing elderly population. The Medifier represents a low-cost entry into the retail pharmacy market and will be sold through the Company's current distribution channels as well as through catalogues.

Innovative Medical Services continues to aggressively explore acquisition opportunities, specifically in the areas of wholesale distribution of medical supplies and international exporting of medical supplies and devices.


RESULTS OF OPERATIONS FISCAL 1997 VS. FISCAL 1996
During fiscal year 1996/97, Innovative Medical Services focused on implementing a growth strategy to increase current market shares, launch new products supported by targeted marketing campaigns, and acquire new companies and products. The Company expanded its production capacity and its sales force in preparation for: 1. aggressive market penetration of chain pharmacies, 2. increased marketing efforts aimed toward independent pharmacies, and 3. entry into the residential water filtration market. In October 1996, the Company moved from a 2,000 square foot production and administration facility to a technologically-advanced 10,000 square foot facility. Since moving to the new facility, the Company increased its sales force by 700%, added a marketing manager, hired telemarketing personnel and expanded its customer service department to ensure continued support and service to its customers. The Company has also hired a director of finance, a market research specialist and an additional research and development technician.

Revenues of $1,024,700 in the fiscal year ending 1997 increased 24% over the $825,700 in revenues reported for fiscal year 1996. This revenue increase was attributable to increased sales of Fillmaster Purification Systems and to continued growth of replacement filter sales. Fillmaster Purification System sales in fiscal 1997 were $848,200, and replacement filter sales were $141,200. In 1996, Fillmaster Purification System sales were $761,300, and replacement filter sales were $64,400. While occurring in all markets, more than 92% of the volume increase in Fillmaster Purification System sales took place in the chain pharmacy marketplace. The 119% increase in replacement filter sales was expected due to the growing number of Fillmaster Purification Systems in use.

Gross profits in 1997 were $303,800 versus $207,400 in 1996. The 30% gross profits in 1997 were higher compared to 25% 1996, in spite of the fact that the Company offered lower penetration pricing of the product for the initial installations of the systems in fiscal 1997. The gross profit increase reflects increased filter sales (with associated higher margins) during the year. As the number of Fillmaster system installations increases, so will the volume of replacement filter sales. The Company anticipates a strong growth of filter orders in the coming year resulting from sales of systems during the previous three years.

Net loss for fiscal 1997 was $1,407,300 versus a net loss of $430,100 for fiscal 1996. The decrease was due to increased costs associated with the Company's recent expansion. Selling Expenses and General and Administrative Expenses increased approximately $1,218,000 from 1996 to 1997 due to continued product development costs, associated expenses for additional management and sales personnel, and costs associated with the development of new markets, new products and supporting targeted marketing campaigns. The Company has established the necessary infrastructure to accommodate the steadily growing Fillmaster sales and NutriPure sales. As recognition of the Company and its products continues to increase, the Company expects sales to follow accordingly.


LIQUIDITY AND CAPITAL RESOURCES
The Company's current assets-to-liabilities ratio rose from 0.29 in fiscal year 1996 to 17.85 in fiscal year 1997. Current assets grew by $2,564,000 which was mainly due to the increase in cash and cash equivalents resulting from the proceeds of the Company's initial public offering in August of 1996. Current liabilities decreased by $783,600 because a portion the offering proceeds were used to pay down accounts payable and accrued liabilities and to retire substantially all of the Company's short-term debt including the IPO bridge financing of $375,000. Historically the Company has operated without incurring significant long-term debt. Management expects to continue this policy into the foreseeable future.

Cash flows used by operating activities were $1,282,500 in fiscal 1996/97 and $326,900 in fiscal 1995/96. For those periods, cash flows used in investing activities were $590,600 and $101,000 respectively. These cash expenditures were used to purchase machinery and equipment and for leasehold improvements. The Company generated $4,236,200 from the sale of common stock and warrants in the public offering during the period resulting in a net increase in cash and cash equivalents of $1,961,000 for the year.

The Company operates on a just-in-time assembly and manufacturing basis and therefore keeps inventory to low levels. Parts and components are brought into the factory for assembly and shipment only after a firm customer order has been received. As a result, the time period during which cash resources must be utilized for inventory is compressed as much as possible.

During the past year, the Company established a pattern of sustainable growth with its Fillmaster system and Fillmaster filter sales. The Company recruited key marketing, sales, customer service, research, engineering and financial professionals who have outstanding industry experience and credibility, and who have the ability to spur the Company to achieve sales results. In addition, the Company moved into a larger facility that houses both production and administration. The new facility provides for improvement of current operations, increased production capacity and advances in the areas of research and development.

FUTURE OUTLOOK
FILLMASTER SALES TO CHAIN PHARMACIES Long term profitability of the Fillmaster product line depends on establishing a substantial number of Fillmaster units installed and in use. Since each unit requires a replacement of its filters at least once a year, each new system installed becomes a source of steady future income that potentially exceeds the income from the initial sale of the Fillmaster. In addition, each pharmacy using the Fillmaster becomes an easily-approachable candidate for any new pharmacy tools developed by the Company in the future.

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

At the beginning of fiscal year 1994, the Company's chain pharmacy customer base consisted of scattered individual locations in three chains. By the end of fiscal year 1996, the Fillmaster product was installed at more than 4,500 total locations representing 6% of the total domestic market, with approximately 3,500 of these locations being in more than 20 regional and national chains ranging in size from 30 to 2600 stores. These customers include the nation's largest drug store chain, Walgreens, and Wal-Mart, the world's largest retailer. The 3,500 locations represent approximately 11% of a total chain pharmacy market that is expanding at the rate of approximately 10% per year. To date, Fillmaster systems are installed in 7,000 pharmacies, an increase of 55% over last year's total.

As of July 31, 1996, Walgreens, Walmart, Eckerd, Target, Sav-On/Osco, Giant Foods, Wegman's and Fry's have installed Fillmaster systems in the majority of their current stores and have designated the Fillmaster as standard equipment for their new and remodeled chain pharmacies. These construction and remodeling installations will generate steady sales of Fillmaster systems at a low cost of sales and an incremental increase in the number of replacement filters sold. The Company expects that additional chains will make the same specification during the balance of fiscal years1997, 1998 and 1999, expanding the ongoing base of recurring orders.

FILLMASTER SALES TO INDEPENDENT PHARMACIES The independent pharmacy market represents more than 30,000 locations and remains an untapped market for the Company. Targeted marketing programs focusing on the costlier-and more difficult-to-reach independent pharmacy market will be implemented in the coming months and will correspond with the NutriPure dealer program for independents. Capital expenditures are often difficult for the independent community pharmacy because of limited cash resources. Becoming a NutriPure dealer will offer the independent a means of increasing cash flow and thereby the means to purchase a Fillmaster. The NutriPure program depends upon Fillmaster use by the independent pharmacists selling the residential drinking water system, and the Company will offer extended payment terms to dealers on their Fillmaster purchase to allow them time to sell NutriPure units and use the proceeds to purchase the Fillmaster. Currently, the Company's penetration is approximately 5%, and the Company expects its independent pharmacy market share to substantially increase as the NutriPure dealer program grows.

Other sales efforts in the independent pharmacy market have focused primarily on offering price concessions based upon quantity sales to members of independent buying cooperatives and quasi-chains created by wholesale drug distributors. By accessing large numbers of pharmacies through their cooperatives and wholesalers, the Company retains the economies of scale associated with chain sales but generates higher margins through higher negotiated pricing and direct sales to the customer. During the last fiscal year, Innovative Medical Services worked to increase exposure to independent buying groups and develop relationships with decision-makers within the groups. The Company expects to close several volume sales in the coming year as a result of its marketing program to independent buying groups.

NUTRIPURE SALES THROUGH INDEPENDENT PHARMACIES For years, Gallup polls have reflected the public's respect for pharmacists as ethical and honest professionals, and the Company has based the marketing of NutriPure on both the pharmacist's reputation and relationship with his customers as well as his testimonial to the quality of the product as a Fillmaster user. The pharmacist's recommendation of a system they use in their pharmacy to reconstitute prescriptions sets NutriPure apart from all other residential drinking water systems.

The Company had two dealers prior to the official NutriPure dealer program launch in October 1997, and currently has 15 dealers. As the targeted marketing program continues to inform independent pharmacists of this revenue opportunity, the Company expects the dealer network to exceed 100 dealers within the next twelve months.

The Company's research shows that consumer awareness of the quality of water they consume has risen drastically over the past decade, and continues to rise as municipal water supplies become less reliable. Although the water filtration industry has many players, Innovative Medical Services' NutriPure system incorporates the highest quality reverse osmosis equipment available on the market today, and NutriPure's moderate retail price of $499 is very competitive. The Company believes that NutriPure's value, combined with the powerful recommendation of the pharmacist and the unique distribution exclusively through independent pharmacies make it a major potential source of revenue for the Company in the coming year.

FILLMASTER AND NUTRIPURE FILTER SALES The water filtration industry sees its highest profit margin in the aftermarket of filter sales, and as water systems are sold to pharmacies and to home owners, filter sales for both products will continue to increase. Filter sales during this past fiscal year doubled sales from the year prior, and the Company expects that trend to continue as systems are sold and customers subscribe to the automatic filter shipment program.

MEDIFIER The Company plans to distribute the Medifier through catalogues and existing pharmacy customers, and will market a private labeling options should a company wish to purchase the Medifier as a promotional item. The Company will begin marketing the Medifier by mid-1998.

NEW PRODUCT INNOVATION During final quarter of the fiscal year, the Company launched major marketing campaigns for two new products: the Fillmaster 1000e computerized pharmacy water purification and dispensing system and the NutriPure residential drinking water system. Revenues from sales of these new products will begin to be realized in the second and third quarters of this year. The Company continues to develop new and innovative pharmacy efficiency products and plans to release two new products in the coming year.

ACQUISITIONS During the past twelve months, Innovative Medical Services has pursued possible acquisition opportunities in the wholesale medical distribution industry. Acquisition of such companies will provide Innovative Medical Services the means to expand into related markets and enhance current product offerings and lines of distribution within the medical market.

As announced in September, Innovative Medical Services has signed a letter of intent to purchase the assets of Xetal, Inc. and its wholly owned subsidiaries, an Oceanside, New York based wholesale distributor of medical, dental and veterinary supplies. To date, the Company is involved in ongoing negotiations with Xetal, and continues its investigation of other medical supply acquisitions.

In addition to domestic medical supply markets, Innovative Medical Services plans to expand into the global marketplace with its current and future products. To this end, the Company has signed a letter of intent with Export Company of America, Inc. (EXCOA), a Fort Lauderdale, Florida based distributor of medical, dental and veterinary supplies. EXCOA's products are distributed to Brazil through Ampromed, A Rio de Janeiro based import company which is 45% owned by EXCOA. EXCOA's products are sold to practitioners, retail outlets and government agencies. The Brazilian government is actively promoting growth and higher quality health services by infusing $36 billion over the next five years into a nationwide healthcare upgrade. This massive public health initiative will increase demand for a wide range of medical and dental supplies and offers a bright forecast for EXCOA product sales. The Company also plans to tap Brazil's agricultural market with specialized veterinary supplies sold by EXCOA.
The Company anticipates that this acquisition will result in an additional $3 million in revenue in the first 12 months. The Excoa acquisition is currently in negotiation. Additional details of the transaction will be made available as soon as the companies conclude their respective due diligence and audit requirements.

Innovative Medical Services, in cooperation with its investment banking firm, continues its pursuit of potential acquisition opportunities for medical supply distribution, both domestic and abroad.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA














                       INNOVATIVE MEDICAL SERVICES

           FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION
           For the Years Ended July 31, 1997 and July 31, 1996

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors and Stockholders
Innovative Medical Services
El Cajon, California

I have audited the balance sheets of Innovative Medical Services as of July 31, 1997 and July 31, 1996, and the related statements of income, accumulated deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Medical Services as at July 31, 1997 and July 31, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ STEVEN HOLLAND
Steven Holland
Certified Public Accountant


San Diego, California
October 25, 1997

                       INNOVATIVE MEDICAL SERVICES
                             BALANCE SHEETS

                                                            July 31
                                                  ----------------------------
                                                       1997          1996
                                                  ----------------------------

                                 ASSETS
Current Assets
   Cash and cash equivalents (Note 2)               $1,982,660    $   21,706
   Accounts receivable, net of allowance for
      doubtful accounts of $ 17,850 in 1997
      and $ 9,000 in 1996                              219,047        81,963
   Notes receivable (Note 3)                            25,930        24,986
   Due from employees                                        0         1,390
   Due from shareholders and officers (Note 4)               0        76,887
   Inventories                                          23,532        55,660
   Prepaid Expenses                                    583,333         7,868
                                                    ----------    ----------
      Total current assets                           2,834,502       270,460
                                                    ----------    ----------

Property, Plant and Equipment
   Property, plant and equipment (Note 5)              685,187       163,406
                                                    ----------    ----------
      Total property, plant and equipment              685,187       163,406
                                                    ----------    ----------
Noncurrent Assets
   Deposits                                             25,375         5,649
   Organizational costs, net (Note 1)                        0         1,032
   Patents                                              44,806             0
   Deferred public offering costs (Note 1)                   0       376,695
   Deferred acquisition costs (Note 1)                  45,431             0
                                                    ----------    ----------
   Total noncurrent assets                             115,612       383,376
                                                    ----------    ----------
   Total assets                                     $3,635,301    $  817,242
                                                    ==========    ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                 $   91,487    $  233,111
   Accrued liabilities                                  64,550       307,092
   Notes Payable (Note 6)                                2,721       402,154
                                                    ----------    ----------
      Total current liabilities                        158,758       942,357
                                                    ----------    ----------

Long-Term Debt (Note 6)                                    257         2,978
                                                    ----------    ----------

Stockholders' Equity
   Class A common stock, no par value;
      authorized 20,000,000 shares, issued
      and outstanding 3,532,851 shares at
      July 31, 1997 and 1,833,851 shares at
      July 31, 1996 (Note 9)                         5,566,124       663,181
   Class A Warrants; issued and outstanding
      3,687,500 warrants at July 31, 1997
      (Note 9)                                         108,750             0
   Accumulated deficit                              (2,198,588)     (791,274)
                                                    ----------    ----------
      Total stockholders' equity                     3,476,286      (128,093)
                                                    ----------    ----------

   Total liabilities and stockholders' equity       $3,635,301    $  817,242
                                                    ==========    ==========
The accompanying notes are an integral part of the financial statements.

                      INNOVATIVE MEDICAL SERVICES
                         STATEMENTS OF INCOME

                                                      For the Years Ended
                                                            July 31
                                                  ----------------------------
                                                       1997          1996
                                                  ----------------------------

Net sales                                           $1,024,667    $  825,695
Cost of sales                                          720,895       618,274
                                                    ----------    ----------

Gross profit                                           303,772       207,421
                                                    ----------    ----------

Selling expenses                                       447,249        93,940
General and administrative expenses                  1,421,064       556,489
                                                    ----------    ----------

      Total operating costs                          1,868,313       650,429
                                                    ----------    ----------

Operating income (loss)                             (1,564,541)   (  443,008)
                                                    ----------    ----------

Other income and (expense):
   Interest income                                       1,057         1,803
   Dividend income                                     156,744             0
   Miscellaneous income                                    226        11,957
                                                    ----------    ----------

      Total other income                               158,027        13,760
                                                    ----------    ----------

Income (loss) before income taxes                   (1,406,514)   (  429,248)

Federal and state income taxes (Note 1)                    800           800
                                                    ----------    ----------

Net income (loss)                                  $(1,407,314)   $( 430,048)
                                                    ==========    ==========

Net (loss) per common share                         $  (  0.26)   $  (  0.14)
                                                    ==========    ==========


The accompanying notes are an integral part of the financial statements.

                     INNOVATIVE MEDICAL SERVICES
                   STATEMENTS OF ACCUMULATED DEFICIT



                                                      For the Years Ended
                                                            July 31
                                                  ----------------------------
                                                       1997          1996
                                                  ----------------------------

Balance, beginning of year                          $ (791,274)   $ (361,226)

Net income (loss)                                   (1,407,314)     (430,048)
                                                    ----------    ----------

Balance, end of year                               $(2,198,588)   $ (791,274)
                                                    ==========    ==========


The accompanying notes are an integral part of the financial statements.

                     INNOVATIVE MEDICAL SERVICES
                       STATEMENTS OF CASH FLOWS

                                                      For the Years Ended
                                                            July 31
                                                  ----------------------------
                                                       1997          1996
                                                  ----------------------------

Cash flows from operating activities
   Net income (loss)                               $(1,407,314)   $( 430,048)
   Adjustments to reconcile net income
   to net cash provided by operating
   activities:
      Depreciation                                      68,843        29,054
      Amortization                                       1,032         1,032
      Officers wages contributed to capital                  0        44,000
      Stock issued for services                        775,500         5,000
   Changes in assets and liabilities:
      (Increase) decrease in accounts
        receivable                                   ( 137,085)       92,822
      (Increase) decrease in due from
        officers and shareholders                       76,887     (  56,887)
      (Increase) decrease in due from
        employees                                        1,390         2,634
      (Increase) decrease in notes receivable        (     944)            0
      (Increase) decrease in prepaid expense         ( 575,465)    (   7,868)
      (Increase) decrease in inventory                  32,128     (  32,550)
      (Increase) decrease in deferred
        public offering costs                          376,695     ( 339,065)
      (Increase) in deposits                         (  19,726)    (   5,649)
      (Increase) in patents                          (  44,806)            0
      (Increase) in deferred acquisition costs       (  45,430)            0
      Increase (decrease) in accounts payable        (  12,372)       68,173
      Increase (decrease) in accrued
        liabilities                                  ( 371,794)      302,488
                                                    ----------    ----------

        Net cash provided (used) by
         operating activities                       (1,282,461)    ( 326,864)
                                                    ----------    ----------

Cash flows from investing activities
   Purchase of property, plant and equipment         ( 590,624)    ( 100,962)
                                                    ----------    ----------

        Net cash (used) in
         investing activities                        ( 590,624)    ( 100,962)
                                                    ----------    ----------

Cash flows from financing activities
   Increase (decrease) in notes payable              ( 402,154)      380,132
   Proceeds from sale of warrants                      108,750             0
   Proceeds from sale of common stock                4,127,443        22,220
                                                    ----------    ----------

        Net cash provided by
         financing activities                        3,834,039       402,352
                                                    ----------    ----------

        Net increase (decrease) in cash
         and cash equivalents                        1,960,954     (  25,474)

Cash, at beginning of year                              21,706        47,180
                                                    ----------    ----------

Cash and cash equivalents, at end of year           $1,982,660    $   21,706
                                                    ==========    ==========
   Interest Paid                                         1,440         8,487
   Taxes Paid                                              800           800

The accompanying notes are an integral part of the financial statements.

                      INNOVATIVE MEDICAL SERVICES
                     NOTES TO FINANCIAL STATEMENTS
                        SEE ACCOUNTANTS' REPORT


NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Activity
     Innovative Medical Services was incorporated in San Diego, California on August 24, 1992. The Company was organized with the purpose of manufacturing, marketing, and sales of the Fillmaster, a unique and proprietary pharmaceutical water purification and dispensing product. The Company is fully operational, with more than 7,000 customers in all fifty states, Puerto Rico, The United Kingdom, Australia, Canada, and Europe. The Company has expanded research and development efforts in order to further develop its product line to include an additional 10 proprietary pharmacy-related efficiency tools.

Revenue Recognition
     The company recognizes revenues when products are delivered.

Research and Development
     Research and development costs that have no alternative future uses are charged to operations when incurred and are included in operating expenses. The total amount charged to Research and Development expense was $ 64,104 and $ 6,483 in the fiscal years ended July 31, 1997 and 1996, respectively.

Depreciation Method
     The cost of property, plant and equipment is depreciated on a straight-line basis over the estimated useful lives of the related assets. The useful lives of property, plant, and equipment for purposes computing depreciation are:
               Computers and equipment                  7.0 years
               Furniture and fixtures                  10.0 years
               Property held under capital lease       10.0 years
               Vehicle                                  7.0 years

     Leasehold improvements are being depreciated over the life of the lease, which is equal to 120 months.

     Depreciation is computed on the Modified Accelerated Cost Recovery System for tax purposes.

Amortization
     The cost of organizational expenses is being amortized on a straight-line basis over the remaining lives of five (5) years. Amortization expense charged to general and administrative expense for the years ended July 31, 1997 and July 31, 1996 was $ 1,032 and $ 1,032,
     respectively.

     The cost of patents acquired will be amortized on a straight-line basis over the remaining lives of 17 years beginning in fiscal year ended July 31, 1999.

Inventory Cost Method
     Inventories are stated at the lower of cost determined by the Average Cost method and net realizable value.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Common Stock Public Offering
     The Board of Directors authorized the Company to sell up to 1,250,000 shares of the Company's common stock and 1,250,000 Class A warrants in a public offering pursuant to a Registration Statement on Form SB-2 under the Securities Act of 1933. The board of directors also authorized obtaining a bridge loan of up to $ 375,000 to facilitate the public offering (Note 12).

     On August 13, 1996, the Company completed a public offering of its common stock and Class A warrants. A registration statement covering that offer was filed with the SEC on August 8, 1996. The IPO price to was $ 4.00 per share of the common stock and $ .10 per share on the warrants. The total proceeds from the IPO were $ 5,125,000 (1,250,000 shares of common and 1,250,000 Class A warrants). Each class A warrant entitles the holder to acquire an additional common share for $ 5.25 per common share beginning August 8, 1997 and expiring August 8, 2001. The Class A warrants will be exercisable commencing one year after the effective date of the offering and entitles each holder to purchase one share of common stock at $5.25 per common share during the four year period commencing one year from the effective date of the offering. The Class A Warrants are redeemable by the Company for $ .05 per warrant, at the Company's option, commencing one year after the effective date of the offering provided the closing bid price for the Company's common shares shall have averaged in excess of $ 9.00 per share for thirty consecutive business days ending within five days of the date of a notice of redemption. The net proceeds after deducting the underwriters fees and other costs was $ 4,525,625. On September 13, 1996, the overallottment shares were sold as per the underwriters agreement and the Company received $ 476,760 (137,000 shares of common at $ 4.00 per share and 137,000 Class A warrants at $ .10 per warrant, less underwriter's fees and costs).

Deferred Public Offering Cost
     The company had incurred $ 376,695 of costs as of July 31, 1996 related to an initial public offering. Those costs were deferred, pending completion of the offering. After the completion of the offering, the total of the public offering costs $ 1,436,807 was reclassified to shareholders' equity.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Deferred Acquisition Costs
     The Company has expended $ 45,430 in fiscal year ended July 31, 1997 during the process of evaluating certain companies for acquisition. These costs have been capitalized and will be reclassified if the acquisitions are successful as a cost of the investment or expensed in the future if the acquisitions are not successful.

Net Loss Per Common Share
     Pursuant to the requirements of the Securities and Exchange Commission
     (SEC), common stock issued by the Company during the twelve months immediately preceding an initial public offering, plus the number of common equivalent shares which became issueable during the same period pursuant to the grant of stock options and Bridge Financing (Note 12) have been included in the calculation of the shares used in computing net loss per common share as if these shares were outstanding for all periods presented using the treasury stock method.

     Following is a reconciliation of the weighted average number of shares actually outstanding with the number of shares used in the computations of loss per common share:

                                               July 31, 1997   July 31, 1996
                                               -------------   -------------

          Weighted average number of
           shares actually outstanding            3,284,158       1,821,792
          Stock options                             406,250          31,250
          Warrants                                1,798,125       1,187,500
                                                 ----------      ----------
                                                  5,488,533       3,040,542
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

Income Taxes
     At July 31, 1997, the Company has financial, federal, and California tax net operating loss carryforwards of approximately $ 2,199,000, $ 2,056,000, and $ 1,153,000, respectively. At July 31, 1996, the
     Company has financial, federal, and California tax net operating loss carryforwards of approximately $ 791,000, $ 617,000, and $ 433,000, respectively. The difference between the financial reporting and the federal tax loss carryforward is primarily due to the capitalization of research and development expenses and start-up expenses for tax purposes with an amortization over five (5) years, however for financial reporting purposes these expenses are charged to operations as incurred. The difference between federal and California tax loss carryforwards is primarily due to the fifty percent limitation on California loss carryforwards. The tax loss carryforwards will begin expiring in fiscal year ended July 31, 2009, unless previously utilized.

     The Company adopted Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, beginning in fiscal year ended July 31, 1993. The adoption had no impact on 1993 results. In accordance with this new standard, the Company has recorded total deferred tax assets of $ 499,000 and $ 158,000 and a related valuation reserve of $ 499,000 and $ 158,000 for the fiscal years ended July 31, 1997 and 1996, respectively. Realization of these deferred tax assets, which relate to operating loss carryforwards and timing differences from the amortization of research and development expenses and start-up expenses, is dependent on future earnings. The timing and amount of future earnings are uncertain and therefore, the valuation reserve has been established.



NOTE 2. CASH EQUIVALENTS

     Cash equivalents represent cash deposited in the Merrill Lynch Institutional Fund. This fund invests in securities with maturities of 270 days or less and includes US Treasury instruments and other governmental securities and commercial paper of large public companies. Innovative Medical Services receives dividend income from the fund. This cash can be withdrawn upon giving 24 hours notice. The total cash deposited in this fund at July 31, 1997 was $ 1,903,327.

     The carrying amounts for cash and cash equivalents approximate fair value because of the short maturity of these instruments. The Company maintains cash balances at several financial institutions. Accounts at each institution, other than Merrill Lynch, are insured by the Federal Deposit Insurance Corporation up to $ 100,000. At July 31, 1997, the Company's uninsured cash equivalent balances total $ 1,922,714.

NOTE 3. NOTES RECEIVABLE

     At July 31, 1997, notes receivable of $ 25,930 represents amounts due from employees. At July 31, 1996, notes receivable in the amount of $ 15,858 represents amounts due from an officer and $ 9,128 represents amounts due from a shareholder. All notes receivable are due and payable within one year. The carrying value of the notes, based on the terms at which those same loans would be made currently, approximate their fair value.


NOTE 4. DUE FROM SHAREHOLDERS AND OFFICERS

     At July 31, 1996, due from shareholder is $ 500 and due from officers and shareholders is $ 76,387.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

     The following is a summary of property, plant, and equipment - at cost, less accumulated depreciation:

                                               July 31, 1997   July 31, 1996
                                               -------------   -------------

          Computers and equipment                $  402,906      $  132,715

          Furniture and fixtures                     80,530          47,993

          Property held under capital lease           7,511           7,511

          Vehicle                                    40,670               0

          Leasehold improvements                    279,353          41,751
                                                 ----------      ----------
                                                    810,970         229,970

             Less: accumulated depreciation         125,783          66,564
                                                 ----------      ----------

                        Total                    $  685,187      $  163,406
                                                 ==========      ==========

     Depreciation expense charged to general and administrative expense for the years ended July 31, 1997 and 1996 was $ 68,843 and $ 29,054, respectively.

NOTE 6. DEBT

     The details relating to debt are as follows:

                                               July 31, 1997   July 31, 1996
                                               -------------   -------------

     Note payable to stockholder with
      interest at 12%.                           $        0      $   25,000
     Interest is payable in monthly
      installments of $ 247.  The
      principal is all due and payable
      on January 1, 1997

     Obligation under capital lease                   2,978           5,132

     Bridge financing (Note 12)                           0         375,000
                                                 ----------      ----------
               Total notes payable                    2,978         405,132
     Less: Current maturities of
      notes payable included in
      current liabilities                             2,721         402,154
                                                 ----------      ----------

               Total long term debt              $      257      $    2,978
                                                 ==========      ==========


NOTE 7. CAPITAL LEASE

     The company is the lessee of a display booth under a capital lease expiring in August of 1998. The asset and liability under the capital lease is recorded at the lower of the present values of the minimum lease payments or the fair market value of the asset. The asset is amortized over the estimated useful life of ten years. Depreciation of the asset under capital lease charged to expense in the year ended July 31, 1997 and 1996 was $ 751 and $ 474, respectively. The monthly lease payment, which began in September 1995, is $ 262.

     Minimum future lease payments under the capital lease as of July 31, 1997 for each of the next five years and in the aggregate are:
                             Year ended July 31
                             ------------------

                                   1998           $    3,144
                                   1999                  262
                                                  ----------
     Total minimum lease payments                 $    3,406
     Less the amount representing interest               428
                                                  ----------
     Present value of net minimum lease payment   $    2,978
                                                  ----------

     The interest rate on the capital lease is approximately 23.6%.

NOTE 8. COMMITMENTS

     The company leased office and warehouse facilities under an operating lease that expired on December 31, 1996.
     On May 14, 1996, the Company entered into a new operating lease agreement for sixty-five months commencing on July 1, 1996. The rent payment portion of the lease will be for sixty-three months which allows for an initial building improvement period of two months. The monthly rental for the 7,000 square foot facility will be $ .61 per square foot plus $ .08 per square foot for maintenance of common areas. There is also a fixed yearly increase of 4%. The company has also signed an amendment to the lease to allow for an option to lease the building for an additional five years. The company made improvements to the new building in the amount of $ 279,000.

     The rental expense recorded in general and administrative expenses for the years ended July 31, 1997 and July 31, 1996 was $ 70,423 and
     $ 23,279, respectively.

NOTE 9. CAPITAL STOCK

     The following schedule summarizes the change in capital stock:

                                   Common       Common      A Warrants    A Warrants        Z Warrants
                                 Stock Shares   Stock $      Options          $              Options
                                 ------------   -------      -------       --------          -------
  Balance, July 31, 1995         1,791,851    $  591,961             0     $        0             0

  Sale of stock                     37,000        22,220             0              0             0

  Stock issued for services          5,000         5,000             0              0             0

  Contribution of officers
   wages                                 0        44,000             0              0             0

  Balance, July 31, 1996         1,833,851    $  663,181             0              0             0

  Bridge loan holders                    0             0     2,250,000              0       750,000

  Sale of stock (net of costs)   1,387,000     4,127,443     1,437,500        108,750             0

  Stock issued for services        312,000       775,500             0              0        35,000

  Balance, July 31, 1997         3,532,851    $5,566,124     3,687,500     $  108,750       785,000

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

NOTE 10. RELATED PARTY TRANSACTIONS

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

     The President (Mr. Krall) waived the payment of $119,000 of the compensation for past services and contributed this amount as an additional payment for the common stock he presently owns. In order to reward the efforts of Director Krall for his outstanding performance in the weeks leading to NASDAQ approval of the initial public offering, the Compensation Committee recommended and the Board of Directors authorized a bonus to Mr. Krall in the amount of $ 257,500. The bonus of $ 257,500 was accrued at July 31, 1996.

     On April 26, 1997, the board of directors approved the renewal of the employment contract for Michael Krall for the position of President and Chief Executive Officer and also increased his salary to $ 12,000 per month.

NOTE 11. STOCK OPTION PLANS

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

     On April 26, 1997, the Board of Directors approved the option to purchase 25,000 shares for the Vice President, Sales and Marketing as part of the ISOP plan. It was also agreed to award stock options of up to 300,000 shares from the ISOP to current and future employees at or above the market price at the time of the grant.

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

     On September 20, 1996, the Board of Directors approved, subject to underwriter's approval, an offer to all Directors and Executive Officers, the option of purchasing up to 50,000 shares of the corporations stock at $ 4.00 per share. The option would be for a period of five years with the underlying shares registered with the SEC on Form S-8.

     On August 6, 1997, the Board of Directors authorized options to purchase 50,000 shares at $ 2.00 per share to the Board of Directors pursuant to the Directors and Officers 1996 Stock Option Plan.

NOTE 12. BRIDGE FINANCING

     In May 1996, the Company offered in a private placement 15 Bridge Loan Units each originally consisting of one $25,000 secured promissory note, 50,000 common shares, 50,000 Class A Bridge Warrants to acquire one common share at $5.25 and 50,000 Class Z Warrants to acquire one common share at $10.00 per share. On August 1, 1996 the Company renegotiated the terms of the Bridge Financing with the investors therein in order to address concerns of The NASDAQ SmallCap Market as to the potential return to these investors. As a result, the Bridge Financing investors agreed to the cancellation of the 50,000 common shares per the Bridge Loan Unit (750,000 common shares in total) and an increase of 100,000 Class A Warrants per Bridge Loan Unit (1,500,000 additional Class A Warrants in total). As a result, the Bridge Financing investors have been issued a total 2,250,000 Class A warrants and 750,000 Class Z Warrants. In addition, the Bridge Financing investors have each agreed to an irrevocable and complete restriction on the transfer of each investor's Class A Warrants for a six-month period from August 8, 1996. The promissory notes bear interest at the rate of (5%) five percent and are due and payable on the earlier of the closing of the public offering or October 26, 1996. The Bridge Loan promissory notes are secured by substantially all of the assets of the Company and a personal guaranty granted by Michael Krall, the Company's president. The Class A and Class Z Warrants cannot be exercised for one year and two years, respectively, and both expire in August 2001. The Company will receive the exercise price of the Bridge Loan Unit warrants, but will not receive any proceeds from any sale of the Bridge Loan Unit warrants or the shares underlying the warrants. The net proceeds to the Company from the issuance of the promissory notes was $ 292,150, after payment of $ 82,850 for public offering costs.

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

NOTE 13. PENSION PLAN

     The Company participates in a Small SEP program under which the employer makes contributions to a SEP, which includes a salary reduction arrangement (SARSEP). Employees who participate in the SARSEP may elect to have the employer: (a) make contributions to the SEP on their behalf, or (b) pay them cash. A salary reduction arrangement may be used only in years in which the SEP meets requirements that the IRS may impose to ensure distribution of excess contributions. Annual contributions of an employer under a SEP are excluded from the participant's gross income.

NOTE 14. CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company markets its products to numerous customers in various geographic regions, thereby spreading its credit risk related to receivables. See Note 2. Cash and Cash Equivalents as to the discussion of credit risks concerning cash equivalents.

     The carrying amounts for cash and cash equivalents, receivables, and payables approximate fair value because of the short maturity, generally less than three months, of these instruments. The carrying value of the Company's long-term debt approximates fair value since the current borrowing rates available for financing are similar in terms.

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






/s/ STEVEN HOLLAND
Steven Holland
Certified Public Accountant



San Diego, Ca.
October 25, 1997

                      INNOVATIVE MEDICAL SERVICES
                       SUPPLEMENTARY INFORMATION



                                                      For the Years Ended
                                                            July 31
                                                  ----------------------------
                                                       1997          1996
                                                  ----------------------------

Schedule of Cost of Sales
   Material purchases                               $  548,814    $  503,721
   Production labor                                     99,947        73,151
   Freight                                              62,382        41,138
   Supplies and miscellaneous                            9,752           264
                                                    ----------    ----------

      Total cost of sales                           $  720,895    $  618,274
                                                    ==========    ==========


Schedule of Selling Expenses
   Advertising and promotion                        $  124,198    $        0
   Brochures and catalogs                               37,462         4,146
   Demo and evaluation systems                          18,080         2,185
   Marketing expenses                                   12,485        11,516
   Sales wages                                         184,566        46,184
   Travel and entertainment                             46,031        12,435
   Trade shows                                          24,427        17,474
                                                    ----------    ----------

      Total selling expenses                        $  447,249    $   93,940
                                                    ==========    ==========

                      INNOVATIVE MEDICAL SERVICES
                       SUPPLEMENTARY INFORMATION


                                                      For the Years Ended
                                                            July 31
                                                  ----------------------------
                                                       1997          1996
                                                  ----------------------------

Schedule of General and
 Administrative Expenses
   Auto expenses                                    $   13,700    $   15,698
   Amortization                                          1,032         1,032
   Bad debt expense                                      8,900         8,500
   Bank charges                                          1,611           720
   Board meetings and fees                              15,142             0
   Computer expenses                                     3,736        12,652
   Contributions                                         2,000           205
   Consulting                                          297,439         2,632
   Credit card fees                                          0           165
   Depreciation                                         68,843        29,054
   Dues and subscriptions                               14,926         2,711
   Employee benefits                                     1,692             0
   Equipment rental                                      5,316           337
   Insurance                                            67,689         7,833
   Interest expense                                      1,441         9,163
   Legal and professional                              135,794         5,368
   License and permits                                     563           743
   Miscellaneous                                         1,925         1,551
   Office supplies and expense                          25,217        15,213
   Office wages and payroll taxes                      320,945        38,017
   Officers wages                                      117,000       353,500
   Postage                                              10,157         1,089
   Public relations                                     78,947             0
   Recruiting                                            5,719             0
   Rent Expense                                         70,423        23,279
   Repairs and maintenance                               9,365         4,360
   Research and development expenses                    64,104         6,483
   SEC compliance costs                                 35,660             0
   Security                                                308           210
   Taxes: business and sales                               151         4,192
   Telephone expense                                    30,767         8,152
   Utilities                                            10,552         3,630
                                                    ----------    ----------
      Total general and administrative
       expenses                                     $1,421,064    $  556,489
                                                    ==========    ==========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: None

PART III
--------

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The executive officers and directors of the Company and their ages are as follows:

      Name                    Age     Position
      ----                    ---     --------
      Michael L. Krall        45      President, CEO, Director
      Norman Andersen         78      Chairman of the Board, Director
      Gary Brownell, CPA      49      Chief Financial Officer, Director
      Dennis Atchley, Esq.    45      Secretary
      Eugene Peiser, PD       66      Director
      Patrick Galuska         38      Director
      Dennis Brovarone        41      Director

The Directors serve until their successors are elected by the shareholders. Vacancies on the Board of Directors may be filled by appointment of the majority of the continuing directors. The executive officers serve at the discretion of the Board of Directors.

DENNIS B. ATCHLEY   Mr. Atchley, 45, is a civil litigation attorney. He has
been a sole practitioner from 1985 to 1997, was formerly a partner in the firm of Winters ad Atchley and served as an associate attorney with several larger law firms. He became an officer of Innovative Medical Services in 1992. Mr. Atchley graduated from Loyola University of Los Angeles in 1973 with a Bachelor of Arts degree in political science. He received his Juris Doctorate in 1976 from California Western University School of Law. Mr. Atchley is a member of the American Bar Association and the American Arbitration Association. Mr. Atchley resides in San Diego with his wife and two children.

GARY W. BROWNELL    Mr. Brownell, 48, is a Certified Public Accountant in
a private partnership practice. He is the partner in charge of taxes and municipal audits for his firm. Mr. Brownell graduated from San Diego State University in 1973 with a Bachelor of Science degree in accounting. He received his Certified Public Accountant designation in 1983. Mr. Brownell has been a partner in Brownell and Duffy since 1985.

MICHAEL L. KRALL    Mr. Krall, 45, is the President and CEO of Innovative
Medical Services, a position he has held since 1993. He is responsible for the strategic planning, product development, and day-to-day operations of IMS. Previously, Mr. Krall was the President and CEO of Bettis-Krall Construction, Inc. a successful building-development company of custom homes and commercial property in San Diego County, California. He has also held numerous positions in general management in the hospitality industry. Mr. Krall attended Pepperdine University (economics, statistics mechanical engineering). He previously served 4 years in the United States Marine Corps and was elected, by general election, to a 4 year term on the Valle de Oro Planning Board. Mr. Krall lives in El Cajon, California with his wife, Connie and two children.

NORMAN L. ANDERSEN Mr. Andersen, 78, currently retired, was from 1974 until September of 1994, Chairman of the Board of Cord North American Moving and Storage, Inc., in Earth City, MO, a suburb of St. Louis. Prior to serving solely as Chairman of the Board from 1987 until this year, he also served as its Chief Executive Officer. Cord North American is a holding company for several moving and storage concerns in the St. Louis area. Mr. Andersen served for many years and in several capacities in the Al Bahr Shrine. He is widowed and lives in Fairview Heights, IL.

EUGENE S. PEISER, DOCTOR OF PHARMACY    Dr. Peiser, 66, has been an
independent consultant to FDA regulated industries since 1974 and a Member of the Board of Innovative Medical Services since 1994. He graduated from the University of Tennessee College of Pharmacy with a Bachelor of Science in Pharmacy in 1951 and has received his Doctorate of Pharmacy. Dr. Peiser's consultancy advises on a wide variety of subjects, including compliance with the Prescription Drug Marketing Act and other government compliance matters, employee training and drug repackaging. Dr. Peiser furnishes expert witness services and has provides approved Pharmaceutical Continuing Education to several thousand attendees at his seminars. Dr. Peiser is a Founding Director of the Association of Drug Repackagers; is appointed as a Registered Arbitrator by the American Registry of Arbitrators; serves as a member of the Surgeon General's Speakers Bureau; and is President of the Southwest Chapter of the Association of Military Surgeons. Dr. Peiser lives and works in Palm Harbor, FL.

PATRICK GALUSKA     Mr. Galuska, 38, is a Petroleum Engineer and has been
with Meridian Oil Inc., since 1982. He is responsible for the financial viability of numerous properties located in the Rocky Mountains and has also been involved in many property acquisitions and contract negotiations. He is a Registered Professional Engineer and is a member of the Society of Petroleum Engineers. Mr. Galuska graduated from the University of Wyoming in 1982 with a Bachelor of Science degree in Petroleum Engineering. He received his Masters in Business Administration, specializing in Finance from the University of Denver in 1992. Mr. Galuska resides in Denver, Colorado with his wife.

DENNIS BROVARONE    Mr. Brovarone, 41 has been practicing corporate and
securities law since 1986 and as a solo practitioner since 1990. He was elect to the Company's Board of Directors in April, 1996. Prior to 1990, Mr. Brovarone served as in-house counsel to R.B. Marich, Inc., a Denver, Colorado based brokerage firm. Mr. Brovarone also serves as President (Chairman) of the Board of Directors of The Community Involved Charter School, a four year old K-12 public school located in Lakewood, Colorado, operating under an independent charter and serving approximately 350 students in an individualized, experiential learning environment. Mr. Brovarone lives and works in Denver, Colorado.

COMPENSATION OF DIRECTORS
Directors are entitled to receive $300 plus reimbursement for all out-of-pocket expenses incurred for attendance at Board of Directors meetings. Mr. Anderson receives a salary of $2,000 for services as Chairman of the
Board and of the Board's Compensation and Budget Committees. In September 1996, the Board of Directors, and Executive Officers were each granted
50,000 five-year options to purchase stock at $4.00 per share, exercisable September 1996. In September 1997, the Directors and executive officers were each granted an additional 50,000 five-year options to purchase stock
at $2.00 per share, exercisable September 1997.   No options granted to
Directors or Officers of the Company have been exercised to date.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
The following table shows for the past three fiscal years ending July 31, the compensation awarded or paid by the Company to its Chief Executive Officer and its executive officers during such years:


                                                        Restricted
Name & Position   Total Annual Cash Compensation         Stock or
---------------   (Year ended 7/31)   ($ Amt.)        Options Granted
                  -----------------   --------        ---------------


Michael L. Krall       1995             45,000               0
                       1996             96,000 (2)      31,250 shares (1)
                       1997            117,000          50,000 options (3)

Dennis Atchley         1995                  0               0
                       1996                  0               0
                       1997             24,000          50,000 options (3)

Gary Brownell          1995                  0          14,000
                       1996                  0               0
                       1997             52,000          50,000 options (3)

(1) Five year Options exerciseable after April, 1997 at $3.20 per share. See EMPLOYMENT CONTRACTS below.
(2) A bonus awarded in September, 1996 by the Board of Directors.
(3) Five year Options exercisable September 1996 at $4.00 per share as part of grant to directors and officers made on that date. No options from that grant have been exercised to date.

No other executive officer earned more than $100,000 during the current fiscal year.

EMPLOYMENT AGREEMENTS
In April, 1996, the Board of Directors approved a five year employment agreement for Michael Krall, its President. Mr. Krall is to receive a salary of $108,000 per year, an amount equal to 3% of the Company's net income before taxes if any plus other benefits. In addition, the Board of Directors awarded Mr. Krall compensation in the amount of $30,000, $45,000 and $60,000 for the fiscal years ended July 31, 1994, 1995 and the eight month period ended March 31, 1996. Mr. Krall has contributed these amounts back to the Company as additional paid in capital for shares previously issued to Mr. Krall. Mr. Krall was also awarded five year options to acquire 31,250 common shares at $3.20 per share which are first exerciseable in April, 1997. In September, 1996, the Board of Directors awarded Mr. Krall a bonus of $257,500 as compensation for his extraordinary
work in the weeks preceding the Initial Public Offering.   The Board of
Directors increased Mr. Krall's salary to $144,000 per year, effective May
1997.

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

DIRECTORS AND OFFICERS STOCK OPTION PLAN
On April 17, 1996, the Company's Board of Directors approved a Directors and Officers Stock Option Plan. The purpose of the Plan is to advance the business and development of the Company and its shareholders by affording to the Directors and Officers of the Company who are ineligible to participate in the above Incentive Stock Option Plan, the opportunity to acquire a propriety interest in the Company by the grant of Options to
acquire shares of the Company's common stock.   The Plan is administered by
the entire Board of Directors. The Plan became effective on April 17, 1996 by the Board of Directors, was not subject to Shareholder approval and shall terminate on April 17, 2006. Subject to anti-dilution provisions, the Plan may issue Options to acquire up to 1,000,000 shares to Directors and Officers. The maximum number of shares subject to Options granted to any one Director or Officer shall not exceed 100,000 shares. The exercise price for Options shall be set by the Board of Directors but shall not be for less than eighty-five (85%) of the fair market value per share on the date of grant. The period in which Options can be exercised shall be set by the Board of Directors not to exceed five years from the date of Grant. The Plan may be terminated, modified or amended by the Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all Directors individually and all Directors and Officers of the Company as a group.

Name and Address                 Common Stock        Percentage
of Beneficial Owner               Ownership           of Class
-------------------               ---------           --------

Norman Anderson                      51,334              1.45%
1725 Gillespie Way
El Cajon, CA 92020

Dennis Atchley                       22,000              0.62%
1725 Gillespie Way
El Cajon, CA 92020

Gary Brownell                        32,334               .92%
1725 Gillespie Way
El Cajon, CA 92020

Michael L. Krall                    618,307             17.50%
1725 Gillespie Way
El Cajon, CA 92020

Thomas E. Smith                     618,307             17.50%
9408 Lightwood Cove
Austin, TX 78748

Eugene Peiser                         6,334              0.18%
1725 Gillespie Way
El Cajon, CA 92020

Patrick Galuska                      35,334              1.00%
8137 S. Downing St.
Littleton, CO 80122

Dennis Brovarone                     13,334              0.38%
11249 W. 103rd Dr.
Westminster, CO 80021

Officers and Directors
as a group (7 Persons)              778,977             22.05%


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

As of July 31, 1994, Thomas E. Smith, (Jr.)'s balance was $21,449.23 and the Company received a Promissory Note in the principal amount of $21,449.23 from Thomas E. Smith, (Jr.). The Note accrued interest at the rate of 7% per annum was payable in one installment on or before September 30, 1995. In November, 1994, Thomas E. Smith, (Jr.) partially repaid his balance by contribution of $29,000 of proceeds from the sale of 29,000 of Thomas E. Smith, (Jr.)'s shares of the Company's common stock. As of July 31, 1995, Thomas E. Smith, (Jr.)'s balance owed was $9,128.19 and Thomas E. Smith, (Jr.) issued a new Promissory Note dated July 31, 1995 in the principal amount of $9,128.19 which accrues interest at the rate of 7% per annum and is payable on or before September 30, 1996. As of April 30, 1996, the balance owed on this note was $9,628. As of July 31, 1997, the balance owed on this note was $0.00.

As of July 31, 1994, Mr. Krall had a debt balance of $0.00 and had contributed an additional $16,620.40 to the Company. On July 31, 1994, the Company issued Mr. Krall a Promissory Note in the principal amount of $16,620.40. The Note accrued interest at the rate of 7% per annum was payable on or before September 30, 1995. In November, 1994, Mr. Krall contributed $29,000 of proceeds from the sale of 29,000 of Mr. Krall's shares of the Company's common stock. As of July 31, 1995 and as a result of additional borrowing by Mr. Krall, Mr. Krall's balance owed was $15,857.71 and Mr. Krall issued a new Promissory Note dated July 31, 1995 in the principal amount of $15,857.71 which accrued interest at the rate of 7% per annum and is payable on or before September 30, 1996. As of July 31, 1996, the balance owed on this note was $76,387. As of July 31, 1997, the balance owed on this note was $0.00.

On January 1, 1994, the Company issued a Promissory Note with a principal amount of $30,000 to Thomas E. Smith,

Sr., a Director of the Company. The Note accrued interest at the rate of 9.873% per annum. The Note was repaid by the conversion of $5,000 into 5,000 shares of common stock in November, 1994 and the issuance on January 1, 1995, of another Promissory Note for the remaining principal amount of $25,000. This Note accrued interest at the rate of 11.848% per annum and is payable in monthly interest with the principal due on or before January 1, 1997. This note was paid off during fiscal year ended July 31, 1997.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits
(3) (i) Articles of Incorporation (Incorporated by reference from Form SB-2 Registration SEC File # 333-00434 effective August 8, 1996)

(3) (ii) By-Laws of Corporation (Incorporated by reference from Form SB-2 Registration SEC File # 333-00434 effective August 8, 1996)


     (11) Statement Re: Computation of Per Share Earnings
     (23) Auditor's Consent
     (27) Financial Data Schedule


B.   Reports on Form 8-K: None

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                   INNOVATIVE MEDICAL SERVICES



                                   /s/ NORMAN ANDERSEN, CHAIRMAN
                                   ------------------------------------
                                   Norman Andersen, Chairman



Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                  TITLE                   DATE



/s/ MICHAEL L. KRALL        Chief Executive Officer,   October 29, 1997
--------------------------  Director and President
Michael L. Krall



/s/ EUGENE PEISER           Director                   October 29, 1997
--------------------------
Eugene Peiser



/s/ PATRICK GALUSKA         Director                   October 29, 1997
--------------------------
Patrick Galuska



/s/ DENNIS BROVARONE        Director                   October 29, 1997
--------------------------
Dennis Brovarone



/s/ GARY BROWNELL           Chief Financial Officer    October 29, 1997
--------------------------  and Director
Gary Brownell