Form 10QSB
period 1997-10-31
INNOVATIVE MEDICAL SERVICES
filed 1997-12-15
CIK 1006028

U.S. Securities and Exchange Commission
                        Washington, D.C. 20549

                              Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the period ended October 31, 1997
                         ------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
     For the transition period from                to
                                    --------------


     Commission File number 0-21019
                            -------


                      INNOVATIVE MEDICAL SERVICES
                      ---------------------------
            (Name of small business issuer in its charter)


     California                               33-0530289
-------------------------------              -----------------
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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date 3,532,851 as of October 31, 1997.

INNOVATIVE MEDICAL SERVICES
INDEX



PART 1.   FINANCIAL INFORMATION
          Item 1.   Financial Statements
                    Balance Sheets as of July 31, 1997 and October 31, 1997 Statements of Operations for the nine months ended October 31, 1996 and 1997
                    Statements of Cash Flows for the nine months ended October 31, 1996 and 1997
          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART 2.   OTHER INFORMATION
          Item 1. Legal Proceedings
          Item 2. Changes in Securities: None
          Item 3. Defaults Upon Senior Securities: None
          Item 4. Submission of Matters to a Vote of Security Holders: None
          Item 5. Other information
          Item 6. Exhibits and Reports on Form 8-K
          Signatures

PART 1.   FINANCIAL INFORMATION

INNOVATIVE MEDICAL SERVICES
BALANCE SHEETS
-----------------------------------------------------------------------------

                                                   (unaudited)
                                                   October 31,    July 31,
                                                     1997           1997
ASSETS                                             ----------     ----------

Current Assets
   Cash and cash equivalents                        $1,277,292    $1,982,660
   Accounts receivable, net of allowance
      for doubtful accounts of $17850                  423,106       219,047
   Notes receivable                                    156,035        25,930
   Inventories                                          66,537        23,532
   Prepaid expenses                                    550,765       583,333
                                                    ----------    ----------

   Total current assets                              2,473,735     2,834,502
                                                    ----------    ----------

Property, Plant and Equipment
   Property, plant and equipment                       727,860       685,187
                                                    ----------    ----------

      Total property, plant and equipment              727,860       685,187
                                                    ----------    ----------

Noncurrent Assets
   Deposits                                             25,375        25,375
   Patents                                              44,806        44,806
   Deferred acquisition costs                           66,500        45,431
                                                    ----------    ----------

      Total noncurrent assets                          136,681       115,612
                                                    ----------    ----------

   Total assets                                     $3,338,277    $3,635,301
                                                    ==========    ==========

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
   Account payable                                  $  214,994    $   91,487
   Accrued liabilities                                  31,387        64,550
   Notes payable                                         2,187         2,721
                                                    ----------    ----------

      Total current liabilities                        248,568       158,758
                                                    ----------    ----------

Long-Term Debt                                               -           257
                                                    ----------    ----------

Stockholders' Equity
   Class A common stock, no par value:
      authorized 20,000,000 shares, issued
      and outstanding 3,532,851                      5,566,124     5,566,124
   Class A warrants: issued and outstanding
      3,687,500 warrants                               108,750       108,750
   Accumulated deficit                              (2,585,165)   (2,198,588)
                                                    ----------    ----------

      Total stockholders' equity                     3,089,709     3,476,286
                                                    ----------    ----------

   Total liabilities and stockholders' equity       $3,338,277    $3,635,301
                                                    ==========    ==========

INNOVATIVE MEDICAL SERVICES
STATEMENTS OF INCOME (Unaudited)
-----------------------------------------------------------------------------

                                                  FOR THE THREE MONTHS ENDED
                                                       OCTOBER 31, 1997
                                                     1997           1996
                                                  --------------------------

Net sales                                           $  435,259    $  219,668
Cost of sales                                          248,418       160,766
                                                    ----------    ----------

Gross profit                                           186,841        58,902
                                                    ----------    ----------

Selling expenses                                       152,463        33,297
General and Administrative expenses                    389,199       159,248
Research and development                                53,265             -
                                                    ----------    ----------

Total operating costs                                  594,927       192,545
                                                    ----------    ----------

Operating income (loss)                               (408,086)     (133,643)
                                                    ----------    ----------

Other income and (expense):
Interest income                                              -        44,769
Dividend income                                         21,709             -
                                                    ----------    ----------

Total other income (expense)                            21,709        44,769
                                                    ----------    ----------

Income (loss) before income taxes                     (386,377)      (88,874)

Federal and state income taxes                             200           200
                                                    ----------    ----------

Net income (loss)                                   $ (386,577)   $  (89,074)
                                                    ==========    ==========


Net (loss) per common share                         $        -    $    (0.03)
                                                    ==========    ==========


STATEMENTS OF ACCUMULATED DEFICIT
-----------------------------------------------------------------------------

                                                   (unaudited)
                                                  Three Months
                                                      Ended       Year Ended
                                                   October 31,     July 31,
                                                      1997           1997
                                                   -------------------------

Balance, beginning of period                       $(2,198,588)   $ (791,274)

Net income (loss)                                     (386,577)   (1,407,314)
                                                    ----------    ----------

Balance, end of period                             $(2,585,165)  $(2,198,588)
                                                    ==========    ==========

INNOVATIVE MEDICAL SERVICES
STATEMENTS OF CASH FLOWS (Unaudited)
----------------------------------------------------------------------------

                                                  FOR THE THREE MONTHS ENDED
                                                       OCTOBER 31, 1997
                                                     1997           1996
                                                  --------------------------

Cash flows from operating activities
   Net income (loss)                                $ (386,577)   $  (89,074)


   Adjustments to reconcile net income
   to net cash provided by operating
   activities:
      Depreciation                                      27,542         7,299
      Amortization                                           -           258
   Changes in assets and liabilities:
      (Increase) decrease in accounts
      receivable                                      (204,059)        1,494
      (Increase) decrease in due from
      officers                                               -       (36,850)
      (Increase) decrease in due from
      employees                                              -        (2,278)
      (Increase) decrease in notes receivable         (130,105)
      (Increase) decrease in prepaid expense            32,568        (8,826)
      (Increase) decrease in inventory                 (43,005)       44,295
      (Increase) decrease in deposits                        -           907
      (Increase) decrease in deferred
      acquisition costs                                (21,069)            -
      Increase (decrease) in accounts payable          123,507      (191,948)
      Increase (decrease) in accrued
      liabilities                                      (33,163)       36,911
                                                    ----------    ----------

        Net cash provided (used)
          by operating activities                     (634,361)     (237,812)


Cash flows from investing activities
   Purchase of property, plant and equipment           (70,215)     (291,406)
                                                    ----------    ----------

        Net cash (used) in investing
          activities                                   (70,215)     (291,406)
                                                    ----------    ----------

Cash flows from financing activities
   Increase (decrease) in notes payable                   (792)     (400,616)
   Proceeds from sale of common stock                        -     4,888,888
                                                    ----------    ----------

        Net cash provided by financing
          activities                                      (792)    4,488,272
                                                    ----------    ----------

        Net increase (decrease) in cash
          and cash equivalents                        (705,368)    3,959,054

Cash at beginning of period                          1,982,660        21,706
                                                    ----------    ----------

Cash at end of period                               $1,277,292    $3,980,760
                                                    ==========    ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the audited and unaudited financial statements of the Company and related notes included therein.

Overview
Innovative Medical Services, through an aggressive, growth-oriented business strategy, has built a strong market presence in the manufacturing and marketing of pharmacy efficiency products, as well as in water filtration systems. Since its founding in August 1992, and subsequent to its initial public offering in August 1996, the Company has invested in its research and development department, production facilities and sales and marketing resources. The Company's principal products are the Fillmaster(R) Pharmacy Water Purification and Dispensing System for reconstituting oral suspensions, and the NutriPure(R) Home Drinking Water System. The Company also markets, for both products, proprietary filters that require changing at intervals of nine to twelve months or whenever indicated by the purity testing module.
The filter replacements represent a significant continuing source of revenue to the Company.

During the first quarter of this fiscal year, Innovative Medical Services launched two new products: the Fillmaster 1000e computerized pharmacy water purification and dispensing system and the NutriPure home drinking water system. In August, the Company introduced the Fillmaster 1000e at the National Association of Chain Drug Stores (NACDS) 1997 Pharmacy Conference in Boston, Massachusetts. In October, at the National Community Pharmacists Association meeting in Denver, Colorado, Innovative Medical Services launched the NutriPure home drinking water system. Both product launches were very well received, and the Company anticipates revenues from sales of these products early in 1998.

In addition, Innovative Medical Services has acquired the patent, manufacturing and marketing rights to the Medifier(TM), a unique magnifying device for use with any size prescription bottle label, targeted to the growing elderly population. The Medifier represents a low-cost entry into the premium/promotional product market and will be sold through the Company's current distribution channels as well as through catalogues and independent dealers.

During the past year, Innovative Medical Services has pursued possible acquisition opportunities in the wholesale medical distribution industry. Acquisition of such companies provides Innovative Medical Services the means to expand into related markets and enhance current product offerings and lines of distribution within the medical market.

As announced in September, Innovative Medical Services has signed a letter of intent to purchase the assets of Xetal, Inc. and its wholly owned subsidiaries, an Oceanside, New York based wholesale distributor of medical, dental and veterinary supplies. To date, the Company is involved in ongoing negotiations with Xetal, and continues its investigation of other medical supply acquisitions.

In addition to domestic medical supply markets, Innovative Medical Services plans to expand into the global marketplace with its current and future products. To this end, in November, the Company signed a definitive agreement to acquire Export Company of America, Inc. (EXCOA), a Fort Lauderdale, Florida based distributor of medical, dental and veterinary supplies. EXCOA's products are distributed to Brazil through Ampromed, a Rio de Janeiro based import company which is 45% owned by EXCOA. EXCOA's products are sold to practitioners, retail outlets and government agencies. The Brazilian government is actively promoting growth and higher quality health services by infusing $36 billion over the next five years into a nationwide healthcare upgrade. This massive public health initiative will increase demand for a wide range of medical and dental supplies and offers a bright forecast for EXCOA product sales. The Company also plans to tap Brazil's agricultural market with specialized veterinary supplies sold by EXCOA. The Company anticipates that this acquisition will result in an additional $3 million in revenue in the first 12 months.

Innovative Medical Services, in cooperation with its investment banking firm, continues its pursuit of potential acquisition opportunities for medical supply distribution, both domestic and abroad.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 1997 VERSUS THREE MONTHS ENDED OCTOBER 31, 1996
Revenues of $435,300 in the three months ended October 31, 1997 were 98% greater than the $219,700 in revenues reported for the three months ended October 31, 1996. This revenue increase resulted because of increased sales of Fillmaster Pharmacy Water Purification and Dispensing Systems and to continued growth of replacement filter sales. Purification System sales in the 1997 quarter were approximately $290,000 and replacement filter sales were $125,000. In the 1996 quarter, Fillmaster Purification System sales were $197,000 and replacement filter sales were $23,000. The increase of 443% in replacement filters was expected due to the continually increasing number of Fillmaster Purification Systems in use.

While occurring in all markets, more than 75% of the volume increase in Fillmaster Purification System sales took place in the chain pharmacy marketplace, bringing the total number of Fillmaster Systems in use to approximately 8,000. In spite of this substantial market share, about 80% of America's pharmacies remain as potential customers of the Company.

Gross profits in 1997 were $186,800 versus $58,900 in 1996. Gross profit percentages in 1997 (43%) were higher versus 1996 (27%) because the Company offered more penetration (lower) pricing of the product for the initial installations of the systems in the 1996 quarter. The gross profit percentage increase also reflects increased filter sales (associated with higher margins) during the year.

Net loss for the quarter ended October 31, 1997 was $386,600 versus a net loss of $89,100 for the same quarter in 1996. This decrease was due in part to the $119,200 increase in Selling Expenses which includes marketing and advertising costs incurred to promote the Company and the Company's products. In addition, General and Administrative Expenses increased approximately $230,000 from 1996 to 1997 due to continued costs incurred to position the Company for growth. The Company also expensed $53,300 of Research and Development costs associated with production and development of new products.

LIQUIDITY AND CAPITAL RESOURCES
During the three months ended October 31, 1997, the Company's current asset to liabilities ratio fell from 17.85 to 9.95. Current assets decreased $360,800 from $2,834,500 to $2,473,700. Current liabilities increased $89,800 from $158,800 to $248,700. Although the dollar amount of increase in current liabilities is modest, it represents a substantial percentage change for the period resulting in the large fluctuation in the Company's current ratio. The increase in current liabilities was the result of increased accounts payable associated with a corresponding increase in accounts receivable.

Cash flows used from operations were $634,400 in the first quarter of fiscal year 1997 and $237,800 in 1996. For those quarters, cash flows used in investing activities were, respectively, $70,200 and $291,400 for the purchase of machinery and equipment and leasehold improvements. The total decrease in cash and cash equivalents for the 1997 quarter was $705,400 which was largely a result of a decrease in accounts payable and an increase in accounts and notes receivable. The Company generated $4,489,000 from a public offering during the 1996 quarter resulting in a net increase in cash equivalents of $3,959,000.

PART 2    OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS
In February 1997, the Company filed an action in Federal District Court in Tampa, Florida against David Reitz, Zedburn Corporation, Capital Development Group and Does 1 through 100 seeking damages and cancellation of 140,000 shares of common stock. Zedburn Corporation is a Florida corporation believed to be the alter ego of Mr. Reitz. Prior to being served with the Company's Federal Court action, Mr. Reitz filed an action in Circuit Court of Pinellas County, Florida seeking unspecified damages from the Company for
breach of contract.   The State Court action of Mr. Reitz has been stayed and
all issues will be litigated in Federal Court. The Company amended its complaint to include Steven Durland as an individual defendant. Based upon information derived from discovery that the defendants had perpetrated similar schemes against other parties, the Company moved the Court for leave to file a second amended complaint in September 1997 based upon the Racketeer Influenced and Corrupt Organization (RICO) Act against the existing defendants and additional defendants. In October 1997 Mr. Reitz and Zedburn filed a counterclaim against the Company for breach of contract and claim against some of the Company's directors alleging fraud in the cancellation of the stock certificates previously issued to Mr. Reitz. The Company has moved to dismiss the fraud count of the counterclaim for failure to state a claim as well as sanctions against Mr. Reitz's legal counsel for filing a frivolous counterclaim. In October 1997 Mr. Reitz and Zedburn filed for protection under the federal bankruptcy laws. The Company is pursuing discovery in the bankruptcy proceeding.

It is the Company's position that Mr. Reitz and others perpetrated a scheme to defraud the Company of cash fees and securities in connection with purported services of arranging a public offering of the Company's common stock. It is also the Company's position that it was fraudulently induced to execute an engagement of Mr. Durland as auditor. The Company terminated its relationships with Mr. Durland in June 1995 and that of Mr. Reitz in August 1995. In April of 1996, the Company's Board of Directors authorized the cancellation of the 140,000 shares of common stock which Mr. Reitz obtained through fraud.

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