Form 10QSB/A
period 1997-10-31
INNOVATIVE MEDICAL SERVICES
filed 1998-01-06
CIK 1006028

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
-----------------------------------------------------------------------------

                                                   FOR THE THREE MONTHS ENDED
                                                        OCTOBER 31, 1997
                                                       1997          1996
                                                   --------------------------

Net sales                                           $  435,259    $  219,668
Cost of sales                                          248,418       160,766
                                                    ----------    ----------

Gross profit                                           186,841        58,902
                                                    ----------    ----------

Selling expenses                                       152,463        33,297
General and Administrative expenses                    389,199       159,248
Research and development                                53,265             -
                                                    ----------    ----------

Total operating costs                                  594,927       192,545
                                                    ----------    ----------

Operating income (loss)                               (408,086)     (133,643)
                                                    ----------    ----------

Other income and (expense):
Interest income                                              -        44,769
Dividend income                                         21,709             -
                                                    ----------    ----------

Total other income (expense)                            21,709        44,769
                                                    ----------    ----------

Income (loss) before income taxes                     (386,377)      (88,874)

Federal and state income taxes                             200           200
                                                    ----------    ----------

Net income (loss)                                   $ (386,577)   $  (89,074)
                                                    ==========    ==========


Net (loss) per common share                         $    (0.07)   $    (0.03)
                                                    ==========    ==========



STATEMENTS OF ACCUMULATED DEFICIT
-----------------------------------------------------------------------------

                                                    (unaudited)
                                                   Three Months
                                                       Ended      Year Ended
                                                    October 31,    July 31,
                                                       1997          1997
                                                   ------------------------

Balance, beginning of period                       $(2,198,588)   $ (791,274)

Net income (loss)                                     (386,577)   (1,407,314)
                                                    ----------    ----------

Balance, end of period                             $(2,585,165)  $(2,198,588)
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