Form 10QSB
period 1998-01-31
INNOVATIVE MEDICAL SERVICES
filed 1998-03-16
CIK 1006028

U.S. Securities and Exchange Commission
                        Washington, D.C. 20549

                              Form 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the period ended January 31, 1998
                         ------------------


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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date 3,832,851 as of March 16, 1998.

INNOVATIVE MEDICAL SERVICES
INDEX

PART 1. FINANCIAL INFORMATION
        Item 1. Financial Statements
                Balance Sheets as of July 31, 1997 and January 31, 1998 Statements of Operations for the three months and six months ended January 31, 1997 and 1998
                Statements of Cash Flows for the three months and six months ended January 31, 1997 and 1998
        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART 2. OTHER INFORMATION
        Item 1. Legal Proceedings
        Item 2. Changes in Securities: None
        Item 3. Defaults Upon Senior Securities: None
        Item 4. Submission of Matters to a Vote of Security Holders: None
        Item 5. Other information
        Item 6. Exhibits and Reports on Form 8-K
        Signatures

BALANCE SHEETS
-----------------------------------------------------------------------------

                                                   (unaudited)
                                                   January 31,     July 31,
                                                      1998           1997
Assets                                             -----------    ----------
Current Assets
   Cash and cash equivalents                        $  685,795    $1,982,660
   Accounts receivable, net of
      allowance for doubtful
      accounts of $17,850                              274,698       219,047
   Notes receivable                                    418,059        25,930
   Inventories                                          84,944        23,532
   Prepaid expenses                                    528,637       583,333
                                                    ----------    ----------

   Total current assets                              1,992,133     2,834,502
                                                    ----------    ----------

Property, Plant and Equipment
   Property, plant and equipment                       793,043       685,187
                                                    ----------    ----------

      Total property, plant and equipment              793,043       685,187
                                                    ----------    ----------

Noncurrent Assets
   Deposits                                             73,375        25,375
   Patents                                              44,806        44,806
   Deferred acquisition costs                          478,532        45,431
                                                    ----------    ----------

      Total noncurrent assets                          596,713       115,612
                                                    ----------    ----------

   Total assets                                     $3,381,889    $3,635,301
                                                    ==========    ==========

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
   Account payable                                  $  153,635    $   91,487
   Line of credit                                       94,025             -
   Accrued liabilities                                   1,255        64,550
   Notes payable                                         1,390         2,721
                                                    ----------    ----------

      Total current liabilities                        250,305       158,758
                                                    ----------    ----------

Long-Term Debt                                               -           257
                                                    ----------    ----------

Stockholders' Equity
   Class A common stock, no par value:
      authorized 20,000,000 shares,
      issued and outstanding 3,832,851               6,016,124     5,566,124
   Class A warrants: issued and
      outstanding 3,687,500 warrants                   108,750       108,750
   Accumulated deficit                              (2,993,290)   (2,198,588)
                                                    ----------    ----------

      Total stockholders' equity                     3,131,584     3,476,286
                                                    ----------    ----------

   Total liabilities and stockholders' equity       $3,381,889    $3,635,301
                                                    ==========    ==========

STATEMENTS OF INCOME (Unaudited)
-----------------------------------------------------------------------------


                                 For the Three            For the Six
                                 Months Ended            Months Ended
                                  January 31              January 31
                           ------------------------ ------------------------
                              1998         1997         1998        1997
                           ------------------------ ------------------------
Net sales                    $  423,790  $  214,474   $  859,048  $  434,142
Cost of sales                   267,750     146,221      516,167     306,987
                             ----------  ----------   ----------  ----------

Gross profit                    156,040      68,253      342,881     127,155
                             ----------  ----------   ----------  ----------

Selling expenses                221,826     155,481      374,289     188,778
General and administrative
  expenses                      310,711     329,125      699,911     488,373
Research and development         39,321           -       92,586           -
                             ----------  ----------   ----------  ----------

Total operating costs           571,858     484,606    1,166,786     677,151
                             ----------  ----------   ----------  ----------

Operating income (loss)        (415,818)   (416,353)    (823,905)   (549,996)
                             ----------  ----------   ----------  ----------

Other income and (expense)
  Interest income                     -      46,185            -      90,954
  Dividend income                 7,893           -       29,603           -
                             ----------  ----------   ----------  ----------

Total other income (expense)      7,893      46,185       29,603      90,954
                             ----------  ----------   ----------  ----------

Income (loss) before income
  taxes                        (407,925)   (370,168)    (794,302)   (459,042)

Federal and state income
  taxes                             200         200          400         800
                             ----------  ----------   ----------  ----------

Net income (loss)            $ (408,125) $ (370,368)  $ (794,702) $ (459,842)
                             ==========  ==========   ==========  ==========


Net (loss) per common share  $    (0.07) $    (0.06)  $    (0.14) $    (0.09)
                             ==========  ==========   ==========  ==========


STATEMENTS OF ACCUMULATED DEFICITS
-----------------------------------------------------------------------------

                                                    (Unaudited)
                                                    Six Months
                                                      Ended       Year Ended
                                                    January 31     July 31
                                                      1998           1997
                                                   --------------------------

Balance, beginning of period                       $(2,198,588)   $ (791,274)

Net income (loss)                                     (794,702)   (1,407,314)
                                                    ----------    ----------

Balance, end of period                             $(2,993,290)  $(2,198,588)
                                                    ==========    ==========

STATEMENTS OF CASH FLOWS (Unaudited)
-----------------------------------------------------------------------------


                                                   FOR THE SIX MONTHS ENDED
                                                           JANUARY 31
                                                      1998           1997
                                                   --------------------------

Cash flows from operating activities
   Net income (loss)                                $ (794,702)   $ (459,842)

   Adjustments to reconcile net income
   to net cash provided by operating
   activities:
      Depreciation                                      58,044        24,984
      Amortization                                           -           516
      Stock issued for services                        450,000             -
   Changes in assets and liabilities:
      (Increase) decrease in accounts
       receivable                                      (55,651)      (41,998)
      (Increase) decrease in due from
       officers                                              -       (80,027)
      (Increase) decrease in due from employees              -        (2,098)
      (Increase) decrease in notes receivable         (392,129)            -
      (Increase) decrease in prepaid expense            54,696      (333,256)
      (Increase) decrease in inventory                 (61,412)       42,859
      (Increase) decrease in deposits                  (48,000)       (8,549)
      (Increase) decrease in patent costs                    -       (10,000)
      (Increase) decrease in deferred
       acquisition costs                              (433,101)            -
      Increase (decrease) in accounts payable           62,148      (159,904)
      Increase (decrease) in line of credit             94,025             -
      Increase (decrease) in accrued
       liabilities                                     (63,295)     (105,105)
                                                    ----------    ----------

         Net cash provided (used) by
            operating activities                    (1,129,377)   (1,132,420)
                                                    ----------    ----------

Cash flows from investing activities
   Purchase of property, plant and equipment          (165,899)     (407,804)
                                                    ----------    ----------

         Net cash (used) in investing
            activities                                (165,899)     (407,804)
                                                    ----------    ----------

Cash flows from financing activities
   Increase (decrease) in notes payable                 (1,589)     (401,576)
   Proceeds from sale of common stock                        -     5,077,888
                                                    ----------    ----------

         Net cash provided by financing
            activities                                  (1,589)    4,676,312
                                                    ----------    ----------

         Net increase (decrease) in cash
            and cash equivalents                    (1,296,865)    3,136,088

Cash at beginning of period                          1,982,660        21,706
                                                    ----------    ----------

Cash at end of period                               $  685,795    $3,157,794
                                                    ==========    ==========

Item 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited and unaudited financial statements of the Company and related notes included therein.

OVERVIEW
Innovative Medical Services, through an aggressive, growth-oriented business strategy, has built a strong market presence in the manufacturing and marketing of water filtration systems and pharmacy efficiency products. In addition, the Company is moving through acquisitions into the international distribution of medical, dental and veterinary supplies. The Company's principal products are the Fillmaster(R) Pharmacy Water Purification and Dispensing System for reconstituting oral suspension prescriptions, and the NutriPure(R) Home Drinking Water System. The Company also markets, for both products, proprietary filters that require changing at intervals of nine to twelve months or whenever indicated by the purity testing module. The filter replacements represent a significant continuing source of revenue to the Company.

During the first half of this fiscal year, Innovative Medical Services launched two new products: the computerized Fillmaster 1000e Pharmacy Water Purification and Dispensing System and the NutriPure Home Drinking Water System. To facilitate successful product launches, the Company tripled its participation in national and regional industry trade shows, increased trade publication advertising, initiated several direct marketing campaigns and continued its aggressive media relations program. The increased marketing efforts have resulted in substantially elevated industry awareness of Innovative Medical Services and our products and have generated significant interest in and excitement over the new products being released by the Company.

The Company beta tested the Fillmaster 1000e during the second quarter, and since March 1, 1998 has been accepting advanced orders for the product. A major advertising campaign begun in December announces the arrival of the new Fillmaster and will continue through April. The Company expects Fillmaster 1000e revenues to build not only through new sales to new chain and independent pharmacies, but also through an upgrade sales program established for existing Fillmaster customers.

During the second quarter of this fiscal year, the Company test marketed its NutriPure Home Drinking Water System and received highly favorable market reaction. In March 1998, after the end of the second quarter, Innovative Medical Services established 30 independent pharmacy dealers across the nation who recommend the product to their pharmacy customers. The Company has already begun to see sales results from the program and continues its marketing campaign to recruit dealers.

The Medifier, to which Innovative Medical Services has acquired the patent, manufacturing and marketing rights, is a unique magnifying device for use with any size prescription bottle label, targeted to the growing elderly population. The Medifier represents a low-cost entry into the premium/promotional product market and is being sold though the Company's current distribution channels as well as through catalogues and independent dealers. In the second quarter, the Company reported an initial Medifier sale of $40,000. The Company anticipates similar bulk sales of the Medifier in the second half of the year.

During the second quarter, Innovative Medical Services took steps to acquire the assets of Export Company of America, Inc. (EXCOA), a Fort Lauderdale, Florida-based distributor of medical, dental and veterinary supplies. Acquisition of distributors such as EXCOA provides Innovative Medical Services the means to expand into related markets, to enhance current product offerings and lines of distribution within the medical market, and to expand into the global marketplace with current and future products.

EXCOA's products are distributed to Brazil through Ampromed, a Rio de Janeiro-based import company which is owned by EXCOA. EXCOA's products are
sold to practitioners, retail outlets and government agencies.   The
Brazilian government is actively promoting growth and higher quality health services by infusing $36 billion over the next five years into a nationwide healthcare upgrade. This massive public health initiative will increase demand for a wide range of medical and dental supplies and offers a bright forecast for EXCOA product sales. The Company also plans to tap Brazil's agricultural market with specialized veterinary supplies sold by EXCOA.
The Company anticipates that this acquisition will result in an additional $3 million in revenue in the next 12 months.

Innovative Medical Services continues to pursue additional possible acquisition opportunities in the wholesale medical distribution industry. As announced in September, Innovative Medical Services has signed a letter of intent to purchase the assets of Xetal, Inc. and its wholly owned subsidiaries, an Oceanside, New York-based wholesale distributor of medical, dental and veterinary supplies. To date, the Company is in involved in ongoing negotiations with Xetal and continues its investigation of other medical supply acquisitions, both domestic and international.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 1998 VERSUS THREE MONTHS ENDED JANUARY 31, 1997
Revenues of $423,800 in the second quarter ended January 31, 1998 were 98% greater than the $214,500 in revenues reported for the same quarter ended January 31, 1997. This revenue increase resulted from increased sales of Fillmaster Pharmacy Water Purification and Dispensing Systems and from continued growth of replacement filter sales. Fillmaster Purification System sales in the 1998 quarter were approximately $289,000 and replacement filter sales were $94,000. In the 1997 quarter, Fillmaster Purification System sales were $188,000 and replacement filter sales were $26,500. The 255% increase in replacement filter sales was expected due to the continually increasing number of Fillmaster Purification Systems in use.

While occurring in all markets, more than 75% of the volume increase in Fillmaster Purification System sales took place in the chain pharmacy marketplace, bringing the total number of Fillmaster Systems in use to approximately 8,500. In spite of this substantial market share, about 80% of America's pharmacies remain as potential customers of the Company.

Gross profits in the most recent quarter were $156,000 versus $68,300 in the year-earlier second fiscal quarter. Gross profit percentages of 37% in the 1998 quarter were higher versus the 32% gross profit percentage in the 1997 quarter. The gross profit percentage increase reflects increased filter sales associated with higher margins during the year.

Net loss for the quarter ended January 31, 1998 was $408,100 versus a net loss of $370,400 for the same quarter in 1997. The increased loss was due to increases in Selling Expenses, which includes marketing and advertising costs incurred to promote the Company and the Company's products, and Research and Development costs associated with production and development of new products.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 1998 VERSUS SIX MONTHS ENDED JANUARY 31, 1997
Revenues of $859,000 in the six months ended January 31, 1998 were 98% higher than the $434,100 in revenues reported for the six months ended January 31, 1997. Fillmaster Purification System sales in the six months ended January 31, 1998 were $579,000 and replacement filter sales were $219,000. In the prior period, Fillmaster Purification System sales were $389,100 and replacement filter sales were $45,000. Sales of filters rose 387% in fiscal 1998 as expected due to the continually increasing number of Fillmaster Purification Systems in use.

Gross profits for the six months ended January 31, 1998 were $342,900 versus $127,100 in the 1997 six month period. Gross profit percentage of 39% in 1998 was higher versus 29% in 1997. The gross profit increase reflects increased filter sales in the recent six months period. As the number of Fillmaster system installations increases, so will the volume of replacement filter sales. The Company anticipates a strong influx of filter orders in the coming months resulting from sales of systems during the second half of fiscal 1997.

Net loss for the first six months ended January 31, 1998 was $794,700 versus a net loss of $460,000 for the same period in 1997. The increased loss was due in part to the $185,500 (98%) increase in Selling Expenses, which includes marketing and advertising costs incurred to promote the Company's products. In addition, General and Administrative Expenses increased approximately $211,600 (43%) from 1997 to 1998 due to continued product development costs associated with the development of new markets. The Company also expensed $92,600 of Research and Development costs associated with production and development of new products.

LIQUIDITY AND CAPITAL RESOURCES
During the six months ended January 31, 1998, the Company's current asset to liabilities ratio fell from 17.85 to 7.96. Current assets decreased $842,400 from $2,834,500 to $1,992,100. Current liabilities increased $91,500 from $158,800 to $250,300. Although the dollar amount of increase in current liabilities is modest, it represents a substantial percentage change for the period resulting in the large fluctuation in the Company's current ratio. The increase in current liabilities was the result of increased accounts payable associated with a corresponding increase in accounts receivable. In addition, the Company installed a line of credit, from which $94,000 has been drawn.

Cash flows used from operations were $1,129,400 in the first half of fiscal year 1998 and $1,132,400 in 1997. For those periods, cash flows used in investing activities were, respectively, $165,900 and $407,800 for the purchase of machinery and equipment and leasehold improvements. The total decrease in cash and cash equivalents for 1998 six month period was $1,296,900 which was largely a result of an increase in notes receivable and an increase in deferred acquisition costs. The Company generated $5,077,900 from a public offering during the 1996 period resulting in a net increase in cash equivalents of $3,136,100.

PART 2    OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS

In February 1997, the Company filed an action in Federal District Court in Tampa, Florida against David Reitz, Zedburn Corporation, Capital Development Group and Does 1 through 100 seeking damages and cancellation of 140,000 shares of common stock. Zedburn Corporation is a Florida corporation believed to be the alter ego of Mr. Reitz. Prior to being served with the Company's Federal Court action, Mr. Reitz filed an action in Circuit Court of Pinellas County, Florida seeking unspecified damages from the Company for breach of contract. The State Court action of Mr. Reitz has been stayed and all issues will be litigated in Federal Court. The Company amended its complaint to include Steven Durland as an individual defendant. Based upon information derived from discovery that the defendants had perpetrated similar schemes against other parties, the Company moved the Court for leave to file a second amended complaint in September 1997 based upon the Racketeer Influenced and Corrupt Organization
(RICO) Act against the existing defendants and additional defendants. In October 1997, Mr. Reitz and Zedburn filed a counterclaim against the Company for breach of contract and claim against some of the Company's directors alleging fraud in the cancellation of the stock certificates previously issued to Mr. Reitz. The Company has moved to dismiss the fraud count of the counterclaim for failure to state a claim as well as sanctions against Mr. Reitz's legal counsel for filing a frivolous counterclaim. In October 1997, Mr. Reitz and Zedburn filed for protection under the federal bankruptcy laws. The Company is pursuing discovery in the bankruptcy proceeding.

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

                                 INNOVATIVE MEDICAL SERVICES
                                 (Registrant)

                              By: /s/ MICHAEL L. KRALL
                                 ----------------------------------------
                                 Michael L. Krall, President/CEO


                              By: /s/ GARY BROWNELL
                                 ----------------------------------------
                                 Gary Brownell, Chief Financial Officer