Form 10QSB
period 1998-04-30
INNOVATIVE MEDICAL SERVICES
filed 1998-06-12
CIK 1006028

U.S. Securities and Exchange Commission
                         Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the period ended April 30, 1998
                         ------------------


[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [No Fee Required]
     For the transition period from ______________ to


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
  Yes  X     No
     -----     -----

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 3,832,851 as of June 11, 1998.

INNOVATIVE MEDICAL SERVICES
INDEX

PART 1.     FINANCIAL INFORMATION
            Item 1. Financial Statements
                    Balance Sheets as of July 31, 1997 and April 30, 1998 Statements of Operations for the three months and nine months ended April 30, 1997 and 1998
                    Statements of Cash Flows for the three months and nine months ended April 30, 1997 and 1998
            Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

PART 2.     OTHER INFORMATION
            Item 1. Legal Proceedings
            Item 2. Changes in Securities: None
            Item 3. Defaults Upon Senior Securities: None
            Item 4. Submission of Matters to a Vote of Security Holders:
                    None
            Item 5. Other information
            Item 6. Exhibits and Reports on Form 8-K
            Signatures

BALANCE SHEETS
----------------------------------------------------------------------------

                                                    (unaudited)
                                                     April 30,     July 31,
                                                       1998          1997
                                                  --------------------------
ASSETS
Current Assets
   Cash and cash equivalents                        $  302,922    $1,982,660
   Accounts receivable, net of
      allowance for doubtful
      accounts of $17,850                              182,874       219,047
   Notes receivable                                    498,746        25,930
   Inventories                                         125,049        23,532
   Prepaid expenses                                      5,001       583,333
                                                    ----------    ----------

   Total current assets                              1,114,592     2,834,502
                                                    ----------    ----------

Property, Plant and Equipment
   Property, plant and equipment                       774,181       685,187
                                                    ----------    ----------

      Total property, plant and equipment              774,181       685,187
                                                    ----------    ----------

Noncurrent Assets
   Deposits                                             18,030        25,375
   Patents                                              57,806        44,806
   Deferred acquisition costs                          513,555        45,431
                                                    ----------    ----------

      Total noncurrent assets                          589,391       115,612
                                                    ----------    ----------

   Total assets                                     $2,478,164    $3,635,301
                                                    ==========    ==========

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
   Account payable                                  $  203,993    $   91,487
   Line of credit                                      179,648             -
   Accrued liabilities                                  53,617        64,550
   Notes payable                                           601         2,721
                                                    ----------    ----------

      Total current liabilities                        437,859       158,758
                                                    ----------    ----------

Long-Term Debt                                               -           257
                                                    ==========    ==========

Stockholders' Equity
   Class A common stock, no par value:
      authorized 20,000,000 shares,
      issued and outstanding 3,832,851               6,016,124     5,566,124
   Class A warrants: issued and
      outstanding 3,687,500 warrants                   108,750       108,750
   Accumulated deficit                              (4,084,569)   (2,198,588)
                                                    ----------    ----------

      Total stockholders' equity                     2,040,305     3,476,286
                                                    ----------    ----------

   Total liabilities and stockholders' equity       $2,478,164    $3,635,301
                                                    ==========    ==========

STATEMENTS OF INCOME (Unaudited)
----------------------------------------------------------------------------

                                  For the Three            For the Nine
                                  Months Ended             Months Ended
                                    April 30                 April 30
                           ------------------------ ------------------------
                                1998        1997         1998        1997
                           ------------------------ ------------------------
Net sales                    $  291,348  $  273,904   $1,150,396  $  708,046
Cost of sales                   168,778     172,092      684,945     479,079
                             ----------  ----------   ----------  ----------

Gross profit                    122,570     101,812      465,451     228,967
                             ----------  ----------   ----------  ----------

Selling expenses                164,658     233,267      538,947     422,045
General and administrative
  expenses                      953,597     354,122    1,653,508     842,495
Research and development        102,605           -      195,191           -
                             ----------  ----------   ----------  ----------

Total operating costs         1,220,860     587,389    2,387,646   1,264,540
                             ----------  ----------   ----------  ----------

Operating income (loss)      (1,098,290)   (485,577)  (1,922,195) (1,035,573)
                             ----------  ----------   ----------  ----------

Other income and (expense):
Interest income                       -      35,703            -     126,657
Dividend income                   7,211           -       36,814           -
                             ----------  ----------   ----------  ----------

Total other income (expense)      7,211      35,703       36,814     126,657
                             ----------  ----------   ----------  ----------

Income (loss) before income
  taxes                      (1,091,079)   (449,874)  (1,885,381)   (908,916)

Federal and state income
  taxes                             200           -          600         800
                             ----------  ----------   ----------  ----------

Net income (loss)           $(1,091,279) $ (449,874) $(1,885,981) $ (909,716)
                             ==========  ==========   ==========  ==========


Net (loss) per common share  $    (0.18) $    (0.08)  $    (0.32) $    (0.16)
                             ==========  ==========   ==========  ==========


STATEMENTS OF ACCUMULATED DEFICITS
----------------------------------------------------------------------------

                                                    (unaudited)
                                                    Nine Months
                                                      Ended       Year Ended
                                                     April 30,      July 31,
                                                       1998          1997
                                                  --------------------------
Balance, beginning of period                       $(2,198,588)   $ (791,274)

Net income (loss)                                   (1,885,981)   (1,407,314)
                                                    ----------    ----------

Balance, end of period                             $(4,084,569)  $(2,198,588)
                                                    ==========    ==========

STATEMENTS OF CASH FLOWS (Unaudited)
----------------------------------------------------------------------------

                                                   FOR THE NINE MONTHS ENDED
                                                           APRIL 30,
                                                       1998          1997
                                                  --------------------------

Cash flows from operating activities
   Net income (loss)                               $(1,885,981)   $ (909,716)

   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation                                      90,087        51,149
      Amortization                                           -           774
      Stock issued for services                        450,000             -
   Changes in assets and liabilities:
      (Increase) decrease in accounts
       receivable                                       36,175      (131,013)
      (Increase) decrease in due from
       officers                                              -       (68,933)
      (Increase) decrease in due from
       employees                                             -        (1,030)
      (Increase) decrease in notes
       receivable                                     (472,816)           -
      (Increase) decrease in prepaid expense           578,332      (275,341)
      (Increase) decrease in inventory                (101,517)       34,475
      (Increase) decrease in deposits                    7,345       (25,111)
      (Increase) decrease in patent costs              (13,000)      (10,000)
      (Increase) decrease in deferred
       acquisition costs                              (468,124)       (2,794)
      Increase (decrease) in accounts
       payable                                         112,506       (36,654)
      Increase (decrease) in line of credit            179,648             -
      Increase (decrease) in accrued
       liabilities                                     (10,933)     (100,893)
                                                    ----------    ----------
        Net cash provided (used) by
          operating activities                      (1,498,278)   (1,475,087)
                                                    ----------    ----------

Cash flows from investing activities
   Purchase of property, plant and equipment          (179,081)     (469,586)
                                                    ----------    ----------

      Net cash (used) in investing activities         (179,081)     (469,586)
                                                    ----------    ----------

Cash flows from financing activities
   Increase (decrease) in notes payable                 (2,379)     (402,361)
   Proceeds from sale of common stock                        -     4,977,888
                                                    ----------    ----------

        Net cash provided by financing
         activities                                     (2,379)    4,575,527
                                                    ----------    ----------

        Net increase (decrease) in cash
         and cash equivalents                       (1,679,738)    2,630,854

Cash at beginning of period                          1,982,660        21,706
                                                    ----------    ----------

Cash at end of period                               $  302,922    $2,652,560
                                                    ==========    ==========

Item 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited and unaudited financial statements of the Company.

OVERVIEW
Innovative Medical Services, through an aggressive, growth-oriented business strategy, has built a strong market presence in the manufacturing and marketing of water filtration systems and pharmacy efficiency products. In addition, the Company is moving through acquisitions into the international distribution of medical, dental and veterinary supplies. The Company's principal products are the Fillmaster(R) Pharmacy Water Purification and Dispensing System for reconstituting oral suspension prescriptions, and the Nutripure(R) line of residential drinking water systems. The Company also markets, for all products, proprietary filters that require changing at intervals of nine to twelve months. Filter replacements represent a significant continuing source of revenue to the Company.

Last year, Innovative Medical Services began designing an electronically automated version of the Fillmaster. The new, Fillmaster 1000E (patents pending) provides easier and more precise measurement than the original Fillmaster and features bar code technology to ensure even greater time savings in dispensing oral solution prescriptions. The Company originally planned to distribute the new product in April; however, based on feedback from the beta testing sites, the Company upgraded the hardware to be compatible with industry standards and added features that were recommended by pharmacists. Response from recent testing has been very positive, and the release delay resulted in a backlog of orders for the 1000E that will be filled in the fourth quarter.

For years, pharmacists across the US have been asking Innovative Medical Services for a home water filtration system. In response to that demand, Innovative Medical Services developed the Nutripure(R) line of residential water filtration products, which includes both high-end reverse osmosis systems and entry-level carbon systems. Based on technology used in the Fillmaster system, the residential products filter and dispense drinking water for home use. Innovative Medical Services completed test marketing for the "pharmacist-recommended" Nutripure Elite reverse osmosis systems last year and has established a beta test network of independent pharmacist dealer/distributors for these more expensive water systems. To date, the beta sites have proved successful, and the Company plans to continue to expand its distribution of its Nutripure Elite reverse osmosis products through independent pharmacies.

In addition to the reverse osmosis Nutripure Elite products, the Company has developed an entry-level water system. After 18 months of extensive market research, Innovative Medical Services has completed development of its entry-level carbon countertop system and is releasing this product in June 1998. Nutripure NP2000CT, developed specifically for mass merchandising, offers excellent water filtration technology at competitive pricing through a unique marketing approach: Nutripure is the only filtration system in its class of countertop carbon systems that is "pharmacist recommended". National mass merchandisers and drugstores are currently evaluating the Nutripure NP2000CT, and Innovative Medical Services expects sales to begin in the fourth quarter.

In May, Innovative Medical Services announced that it completed the acquisition of AMPROMED, Rio de Janeiro, Brazil, and certain assets of Export Company of America Inc. (EXCOA), Fort Lauderdale, FL. EXCOA is a Florida-based distributor of medical, dental and veterinary supplies which distributes its products to Brazil through AMPROMED, a Rio de Janeiro import company. Innovative Medical Services established a new Nevada subsidiary to hold and operate the export/import operation. The government of Brazil is promoting growth and higher quality health services by infusing $36 billion over the next five years into a nationwide healthcare system. Innovative Medical Services believes that the combined prospects of expanded disposable medical and dental product sales with a massive public health initiative offers a bright future for the AMPROMED operations. Innovative Medical Services closed the EXCOA operation during May to reorganize management, implement consistent accounting controls and upgrade computer hardware and software systems. Operations resumed June 1, 1998, and Innovative Medical Services expects to begin realizing revenues from the acquisition toward the end of the fourth quarter.

Innovative Medical Services continues to pursue additional acquisition opportunities in the wholesale medical distribution industry. As announced in September, Innovative Medical Services has signed a letter of intent to purchase the assets of Xetal, Inc., an Oceanside, New York-- based wholesale distributor of medical, dental and veterinary supplies. To date, the Company is involved in ongoing negotiations with Xetal and continues its investigation of other medical supply acquisitions, both domestic and international.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED APRIL 30, 1998 VERSUS QUARTER ENDED APRIL 30, 1997
Revenues of $291,300 in the third quarter ended April 30, 1998 were 6% higher than the $273,900 in revenues reported for the same quarter ended April 30, 1997. Fillmaster Purification System sales in the 1998 quarter were $138,000 and replacement filter sales were $111,500. In the 1997 quarter, Fillmaster Purification System sales were $215,700 and replacement filter sales were $58,100. The 92% increase in replacement filter sales was expected due to the continually increasing number of Fillmaster(R) Purification Systems in use. The Company also had sales of $41,000 during the quarter from the Medifier, one of its new products.

Gross profit in the most recent quarter was $122,500 versus $101,800 in the year-earlier quarter. Gross profit percentage of 42% in the 1998 quarter was higher versus the 37% gross profit percentage in the 1997 quarter. The gross profit percentage increase reflects the increased proportion of filter sales (associated with higher margins) during the quarter.

Net loss for the quarter ended April 30, 1998 was $1,091,300 versus a net loss of $449,900 for the same quarter in 1997. The increased loss was due to increases in Selling Expenses, which includes marketing and advertising costs incurred to promote the Company and its products, as well as a $102,600 increase in Research and Development costs associated with production and development of new products. Also, the Company took a one-time charge of approximately $450,000 by writing off remaining prepaid investment banker fees.

As mentioned in the Overview, the Company expected to begin selling its Fillmaster 1000E computerized pharmaceutical water dispenser during the third quarter. Design adjustments and enhancements, however, postponed the release of the product until after quarter end and created a backlog of orders from customers preferring to wait for the computerized Fillmaster rather than install the original manual version. Although the backlog resulted in a sharp decline in sales during the quarter, pent-up demand for the new product will be fulfilled in the fourth quarter, significantly raising fourth quarter revenues. The Company expects that the sales decrease in the third quarter will be more than made up for in the fourth quarter.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 1998 VERSUS NINE MONTHS ENDED APRIL 30, 1997
Revenues of $1,150,400 in the nine months ended April 30, 1998 were 62% higher than the $708,100 in revenues reported for the nine months ended April 30, 1997. Fillmaster Purification System sales in the nine months ended April 30, 1998 were $758,000 and replacement filter sales were $330,500. In the prior period, Fillmaster Purification System sales were $589,900 and replacement filter sales were $118,100. Sales of the Fillmaster Purification System rose 28% over the prior period in spite of the decline in the third quarter as discussed in the quarter end analysis above. Sales of filter replacements rose 180% in fiscal 1998 as expected due to the continually increasing number of Fillmaster Purification Systems in use.

Gross profit for the nine months ended April 30, 1998 was $465,500 versus $229,000 in 1997. Gross profit percentage of 40% in 1998 was higher versus 32% in 1997. The gross profit increase reflects increased filter sales in the recent nine-month period. As the number of Fillmaster system installations increases, so will the volume of replacement filter sales and the related improved gross profit margins.

Net loss for the nine months ended April 30, 1998 was $1,886,000 versus a net loss of $909,700 for the same period in 1997. The increased loss was due in part to the $116,900 (28%) increase in Selling Expenses, which includes marketing and advertising costs incurred to promote the Company's products. In addition, General and Administrative Expenses increased approximately $811,000 (96%) from 1997 to 1998 due to continued product development costs, associated expenses for additional management and sales personnel, and costs associated with the development of new markets. This amount also includes the write off of approximately $450,000 of prepaid expenses discussed in the quarter end analysis. During the current fiscal year, the Company incurred expenses of $195,200 for Research and Development costs associated with production and development of new products.

LIQUIDITY AND CAPITAL RESOURCES
During the nine months ended April 30, 1998, the Company's current assets to liabilities ratio fell from 17.85 to 2.55. Current assets decreased $1,719,900 from $2,834,500 to $1,114,600. Current assets at April 30,
1998 include $498,700 of notes receivable. Of this amount, $316,000 represents loans made to EXCOA, certain assets of which the Company has since acquired. Non-current assets include $513,500 of deferred acquisition costs comprised largely of investment banker fees related to the acquisition of AMPROMED and certain assets of EXCOA. Current liabilities increased $279,100 from $158,800 to $437,900. The increase in current liabilities was the result of increased accounts payable associated with a corresponding increase in inventories. Also, the company established a line of credit during the period on which it has drawn $179,600.

Cash flows used from operations were $1,498,300 in the first nine months of fiscal year 1998 and $1,475,100 in 1997. For those periods, cash flows used in investing activities were, respectively, $179,100 and $469,600 for the purchase of machinery and equipment and for leasehold improvements. The total decrease in cash and cash equivalents for the 1998 nine month period was $1,679,700 which was largely a result of an increase in notes receivable, inventory, and an increase in deferred acquisition costs associated with the EXCOA acquisition. The Company generated $4,977,900 from a public offering during the 1997 period resulting in a net increase in cash equivalents of $2,630,900.

PART 2    OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS

The following is an update of developments in the previously disclosed litigation the Company filed in Federal District Court in Tampa, Florida against David Reitz, Zedburn Corporation, Capital Development Group, Steven Durland and other defendants. It is the Company's position that Mr. Reitz and others perpetrated a scheme to defraud the Company of cash fees and securities in connection with purported services of arranging a public offering of the Company's common stock.

Prior to being served with the Company's Federal Court action, Mr. Reitz filed an action in the Circuit Court of Pinellas County, Florida against the Company for breach of contract. This State Court action was stayed and all issues were to be litigated in Federal Court. In October 1997, Mr. Reitz then filed a motion to dismiss the federal action based upon a choice of venue provision in the Zedburn contract. The Company opposed the motion to dismiss on grounds that because the Company's claims were based upon fraud, the choice of venue provisions should not apply and that jurisdiction and venue were proper in the Federal District Court. The Federal District Court Judge allowed discovery to proceed for approximately one year while the Reitz motion to dismiss was awaiting the Judge's decision on the Motion. In April 1998, the Federal District Court ruled in favor of the Motion to Dismiss and directed the Company to proceed with its case in the Florida State Court.

The Company has been informed by its legal counsel that the Judge's ruling is based upon a mistake of law and may be appealed. In order to proceed rapidly with an adjudication on the merits of its claims, in June 1998, the Company filed counterclaims based upon the Racketeer Influenced and Corrupt Organization (RICO) Act in the State Court action against Zedburn, Durland and other defendants, while taking all necessary steps to preserve its right to appeal the Judge's order.

The State Court action counterclaims are based upon information derived from discovery in the Federal court action, the Company believes that the defendants had perpetrated similar schemes against other parties. The Company believes that it has substantially completed discovery and complied compelling evidence to prove its claims. It is the Company's intention to vigorously pursue a trial in the State Court action as soon as possible now that there can be no further procedural delays.

In October 1997, Mr. Reitz and Zedburn also filed for protection under the Federal bankruptcy laws. The bankruptcy court had lifted the automatic stay of legal proceedings against Zedburn so that the Company could pursue its fraud claim against Zedburn in the Federal Court action. As a result of the choice of venue ruling, this stay was temporarily re-instated. The Company moved for relief from stay so as to proceed against Zedburn in the State Court action and in May 1998, the Bankruptcy Court granted the relief from stay. In June 1998 the counterclaim against Zedburn was filed in the State Court action. The Company is also opposing the plan of reorganization filed by Mr. Reitz and has moved the Bankruptcy Judge to dismiss his bankruptcy filing due to fraud and other substantial deficiencies. If the Company is successful in having Mr. Ritz's bankruptcy dismissed it will amend its State Court action to name Mr. Reitz as a defendant to its counterclaims.

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