Form 10KSB40
period 1998-07-31
INNOVATIVE MEDICAL SERVICES
filed 1998-10-28
CIK 1006028

FORM 10-KSB

           Annual Report Pursuant to Section 13 or 15 (d) of
                  the Securities Exchange Act of 1934
                For the fiscal year ended July 31, 1998
                    Commission file number 0-21019

                      INNOVATIVE MEDICAL SERVICES
                      ---------------------------
        (Exact name of registrant as specified in its charter)

          California                               33-0530289
          ---------------------------------------------------
       (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)          Identification No.)

            1725 Gillespie Way, El Cajon, California 92020
          (Address of principal executive offices) (Zip Code)

          Registrant's Telephone Number:      (619) 596-8600

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

                             Yes X    No
                             ---------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year: $1,675,131

State the aggregate market value of the voting stock held by non-affiliates of the registrant: Approximately $3,184,508 as of October 26, 1997.

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 3,916,351 shares of class A common stock as of October 26, 1997.

Documents incorporated by reference: Exhibits to Form SB-2 Registration Statement File # 33-00434

Part III of this report is incorporated by reference from the Registrant's Proxy Statement to be filed on or before November 27, 1998.

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

In the past two years, Innovative Medical Services has launched three new products, the Fillmaster 1000e and three products in the Company's Nutripure line of residential drinking water systems. The Company continued its marketing campaigns to expand into new markets while pursuing development of future products.

Finalized in October 1998, Innovative Medical Services completed the acquisition of AMPROMED, Rio de Janeiro, Brazil, and certain assets of Export Company of America Inc. (EXCOA), Fort Lauderdale, FL, and established a new Nevada corporation to hold and operate the export/import operation. The required Contract Social was granted by the Brazilian government in October 1998, and AMPROMED will soon resume sales of medical products. In addition to medical supplies, Innovative Medical Services plans to distribute water filtration products to Brazil through AMPROMED. The principal terms of the acquisition were forgiveness of certain debt, assumption of certain ongoing obligations of AMPROMED, and employment contracts for former principals of the Brazilian company.

PRINCIPAL PRODUCT AND ITS MARKET
FILLMASTER(R) The Fillmaster(R) dispensing apparatus, connected to the Pharmapure(R) reverse osmosis water filtration system, provides measured amounts of "Purified Water" as defined by the United States Pharmacopoeia, ("USP") for reconstitution of liquid oral antibiotics and certain other pharmacy applications. Pharmapure is six-stage water purification unit featuring an electronic water purity testing module and an auxiliary faucet for dispensing purified water. Fillmaster is a calibrated volumetric measuring and dispensing apparatus. The entire system (the "'Fillmaster System") integrates with the building's tap water plumbing, is closed and pressurized and, according to the Company's testing, has a fill rate at least three times that of current bottle-and-hose methods - the only know competition. The Company manufactures, sells and distributes the Fillmaster dispenser and Pharmapure water system. The end-user installs the equipment following step-by-step illustrated instructions using common household tools.

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

The Fillmaster dispenser, combined with the Pharmapure water system, greatly reduces these hazards of contamination in the pharmacy's water source. The system produces and dispenses "Purified Water", eliminating the problem of incorrect source. The closed, pressurized system eliminates the airborne contamination problem, and the rate of filling is increased dramatically. Finally, cross-contamination of medications is easily prevented by the Fillmaster dispenser's cleanable and disposable dispensing tips.

Extensive testing performed by the Company shows that use of the Fillmaster System saves a pharmacist more than 20 seconds of actual filling time for each liquid antibiotic prescription. When multiplied by over 12,000 antibiotics per year (on average), the resulting time savings are dramatic. Coupled with the time savings generated by eliminating water bottle changes (once for each 28 to 30 prescriptions -- approximately 5 minutes for each change), use of the Fillmaster System enhances profitability of liquid antibiotics and multiplies pharmacist time for patient counseling and other activities.

Direct and indirect costs associated specifically with bottled water are reduced or eliminated by use of the Fillmaster System. Pharmacy storage space can be reallocated to more profitable items, and the expense of bottled water purchases of up to $1.25 for each gallon is replaced by one annual filter replacement currently costing $65. Under optimum usage, the cost of "Purified Water" using the Fillmaster System is reduced to approximately $.04 per gallon.

Based on the Company's surveys of Fillmaster users, customer satisfaction levels are extremely high. Users agree unanimously that the Fillmaster System is faster, easier to use, cleaner, and that the elimination of the aggravation and difficulties associated with all other methods of reconstitution make the Fillmaster well worth the investment in its acquisition.

New sales of Fillmaster Systems continue to rise. More significantly, however, the number of chain pharmacies testing the product continues to grow. Company records show that more than 85% of pharmacies that test the Fillmaster place orders within 8 months. The Company has established long-term agreements with national chain pharmacies to specify installation of the Fillmaster as standard pharmacy equipment in new and remodeled stores.

The Fillmaster System carries a suggested list price of $659, and the Company offers discounts for volume purchase agreements.

There are approximately 72,000 pharmacies in the United States and Canada, with many thousands more worldwide. Water-mixed antibiotic prescriptions, for which the Fillmaster is primarily used, make up approximately 12.6% of a pharmacy's total prescriptions and approximately 25% of a pharmacy's gross profit.

More than 9,500 Fillmaster systems have been sold to date, and the Fillmaster is specified as standard equipment for all newly constructed and remodeled pharmacies at Walgreen's, Wal-Mart, Target, Fred Meyer, Osco, Jewel, Acme, Lucky, Sav-On, Kroger, Dillon Stores, United Supermarkets, Phar-Mor, Giant Eagle, Giant Foods, Meijer, City Markets and Eckerd. In addition, Fillmaster systems have been purchased and are now being used by such pharmacy chains as Smith's Food and Drug, Longs Drugs, CVS, Rite-Aid, Drug Emporium, Fry's, Hi-School Pharmacies and Snyders. Also included in the customer base are many United States Military Clinics, including Bethesda Naval Hospital; the Kaiser Foundation for Medical Care; the Mayo Clinic and several hundred Independent and Hospital Pharmacies.

FILLMASTER SYSTEM FILTERS The Company also markets unique and proprietary filter replacements for the Pharmapure water purification system which require changing at intervals of approximately 9-12 months or whenever indicated by the purity testing module. The filter replacements represent a significant continuing source of sales and cash flow to the Company.

Revenues from the replacement filter sales, over a five-year period, approach the revenue generated by the original sale of the Fillmaster with much higher profit levels. Thus, Management views the sale of the Fillmaster as occurring in two distinct stages: immediate and deferred.
The acquisition of a new customer, while generating profit during the current year, produces a deferred income stream with at least twice as much gross margin and minimal or no sales expense. In May 1997, the Company established a program through which chain and independent customers can automatically be shipped replacement filters annually on the anniversary date of the system purchase. More than half of the Company's current customers have signed up for this automatic filter shipment program, and most new customers subscribe to the program upon purchase of a system.

NEW PRODUCTS
FILLMASTER(R) 1000e In August 1997, Innovative Medical Services launched the Fillmaster(R) 1000e, a fully programmed, computerized dispenser for use with the Pharmapure water purification system. Designed as an addition to the Fillmaster dispenser product line, the battery-operated Fillmaster 1000e employs multiple microprocessors to provide accurate and even-flow dispensing. By using the electronic dispenser, pharmacists increase prescription integrity by greatly reducing the possibility for human error while dispensing prescriptions. Full production began in May 1998, and since June the Company has been selling Fillmaster 1000e dispensers both as upgrades to existing Fillmaster Systems and as new sales to new customers. The upgrade list price of the Fillmaster 1000e dispenser is $399, and the list price for the Fillmaster 1000e electronic dispenser with the Pharmapure water system is $899. The Fillmaster 1000e was developed with bar code reading capabilities, and an upgrade scanning module will be released later this year.

NUTRIPURE(R) ELITE The Nutripure(R) Elite line of residential drinking water systems combines high-quality reverse osmosis technology with carbon filtration to improve the taste, smell, quality and safety of standard tap water. Designed for residential use, Nutripure Elite systems produce at least 150 gallons of clean, healthy water per month. The Company's drinking water systems provide the best reverse osmosis technology available today at a moderate price, and are therefore strong value purchases. Incorporating the same filtration technology as the Company's Fillmaster pharmaceutical water purification system, Nutripure Elite systems provide healthy, safe and great tasting drinking water.

The Company distributes Nutripure Elite systems through independent pharmacists, providing them an exclusive health product dealership with a high profit margin. Gallup polls reflect the public's respect for pharmacists as ethical and honest professionals, and the Company has based the marketing of Nutripure Elite systems on both the pharmacist's reputation and relationship with his customers as well as his testimonial to the quality of the product as a Fillmaster user. Although the market for water systems is quite competitive, the pharmacist's recommendation of a system they use in their pharmacy to reconstitute prescriptions sets Nutripure apart from all other residential drinking water systems.

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

NUTRIPURE(R) ELITE FILTERS The Company also markets unique and proprietary filter replacements for the Nutripure residential drinking water system that require changing every 9-12 months or whenever indicated by the water quality monitor. The filter replacements represent a significant continuing source of sales and cash flow to the Company. Management is confident that future replacement filter sales will be an ongoing and significant source of income.

Revenues from the replacement filter sales, over a five-year period, approach the revenue generated by the original sale of the system with much higher profit levels. Thus, Management views the sale of the system as occurring in two distinct stages: immediate and deferred. The acquisition of a new customer, while generating profit during the current year, produces a deferred income stream with at least twice as much gross margin and minimal or no sales expense. Nutripure customers are encouraged to subscribe to the Company's automatic filter shipment program in which the Company automatically ships replacement filters annually on the anniversary date of the system purchase.

NUTRIPURE(R) NP2000CT Innovative Medical Services is proud to announce its entry into the retail venue with its Nutripure Countertop Water Filtration System (model number NP2000CT). Nutripure NP2000CT, developed specifically for mass merchandising, offers excellent water filtration technology at competitive pricing through a unique marketing approach. Nutripure's professional one-micron, carbon microfilter removes dirt, chemicals, lead and parasites to improve the taste, quality and safety of water. Most importantly, Nutripure is the only filtration system in its class that is pharmacist recommended. The product has been tested and certified by Spectrum Laboratories to meet or exceed ANSI/NSF standard No. 53 Health Effects and ANSI/NSF Standard No. 42 Aesthetic Effects.

Nutripure NP2000CT features enhancements that position the product to compete well in the competitive residential water filtration market. Nutripure NP2000CT contains a high-capacity 2,000-gallon filter that requires replacement only once a year. Capacities of other leading filters are much less and therefore require more frequent changing. Also, the NP2000CT incorporates a unique Automatic Bypass Valve that shuts off after every use to prevent accidental waste of filtered water. Other countertop filters may easily be left "on" resulting in the use of filtered water for dishwashing or other non-consumption uses. The NP2000CT requires no assembly, and its sealed cartridge design prevents leaking and contamination because water flows only through the completely sealed filter cartridge. Other filter systems are designed so that water flows not only in, but also around the filter cartridge, increasing the potential for leaking and also increasing the risk of contamination as the consumer must handle the filter during assembly and replacement processes.

Several national mass merchandisers as well as department and specialty stores are currently evaluating the Nutripure NP2000CT. Because of its strong pharmacy tie-in, Nutripure may be marketed as a healthcare product in the pharmacy department as well as a home product in the general merchandise department. Trial orders have been placed, and the Company expects larger orders will be place in the coming year. The NP2000CT will be competitively priced to retail between $59.00 and $79.99.

NUTRIPURE(R) NP2000CT REPLACEMENT FILTERS The Company also manufactures and markets replacement filters for the Nutripure NP2000CT water system. The NP2000CT contains a 2,000-gallon filter that must be changed every year. Replacement filters will be sold through retail outlets along with the Nutripure system. The replacement filters will retail for approximately $25.00 and represent a significant continuing source of sales and cash flow to the Company.

MEDIFIER(TM) In July 1997, the Company acquired the Medifier(TM), a unique patented universal prescription bottle label magnifier. The Medifier holds various sized prescription bottles in position under a magnifier strip that enlarges dosage and use instructions to a clearly readable size. The Company purchased the patent and all rights to manufacture and market the product from an individual inventor for an aggregate consideration of $4,000 in cash and 12,000 shares of common stock. The first in a series of products for the retail pharmacy market, the Medifier will be distributed through Innovative Medical Services' existing sales channels, as well as through catalogue sales and promotional products distributors.

MANUFACTURING
The Fillmaster and Nutripure systems are assembled primarily from custom manufactured components. It is the Company's goal to perform minor manufacturing in the Company's facility to minimize wages, equipment expense and insurance. No components of the systems have permanent or unequivocally restricted availability. Many manufacturers are available to produce the components, and a change in suppliers would result in virtually no lost production.

The original Fillmaster dispenser and the new Fillmaster 1000e dispenser are both assembled mostly from proprietary and custom parts fabricated to Company specifications from injection-molded plastic and fabricated acrylic.

The Pharmapure purification modules are the major components of each of the two Fillmaster systems and are purchased under agreements with several manufacturers that are exclusive with the Company as to Pharmaceutical uses. While Management regards this particular product as the finest of its kind, suitable alternative manufacturers exist.

The Nutripure line of water filtration products is also assembled from proprietary and custom parts manufactured under exclusive agreements with several different manufacturers. Alternative manufacturers exist, and a change in suppliers would result in virtually no lost production. There are no plans to alter production methods.

RESEARCH AND DEVELOPMENT
Research and Development costs that have no alternative future uses are charged to operations when incurred and are included in operating expenses. The total amounts charged to Research and Development expense were $177,384 and $64,104 in the fiscal years ended July 31, 1998 and 1997, respectively. In addition, $29,935 and $73,876 of Research and Development related equipment purchases were capitalized during fiscal years ended July 31, 1998 and 1997. The Company's investment in Research and Development during the past year resulted in the release of four major additions to the Company's product line, the Fillmaster 1000e and the Nutripure line drinking water systems. Innovative Medical Services anticipates more new products in the coming year.

EMPLOYEES
As of October 27, 1998, the Company employed twenty-three people, nineteen of whom are full-time individuals whose principal responsibilities are: product assembly and shipping (four employees), sales, marketing and customer service (six employees), research and development (three employees) and administration (six employees). The Company chooses to outsource more expensive, specialized functions including public relations, investor relations, graphic design, and selected engineering projects.


ITEM 2.  PROPERTIES
The Company's business operates in a 10,000 square foot facility located in a light industrial/office park in El Cajon, California. This location houses all administrative, executive, sales, assembly, shipping and manufacturing functions for the Company.

The Company's AMPROMED subsidiary leases from an unaffiliated third party a 39,000 square foot building, including office, warehouse, manufacturing and showroom facilities in Rio de Janeiro, Brazil.


ITEM 3.  LEGAL PROCEEDINGS
The following is an update of developments in the previously disclosed litigation involving the Company filed in the Circuit Court of Pinellas County, Florida by Zedburn Corporation, against the Company for breach of contract in October, 1997. The Company has filed counterclaims based upon the Racketeer Influenced and Corrupt Organization (RICO) Act against Mr. Reitz, Zedburn Corporation, Capital Development Group, Steven Durland and other defendants. It is the Company's position that Mr. Reitz and others perpetrated a scheme to defraud the Company of cash fees and securities in connection with purported services of arranging a public offering of the Company's common stock.

The Company believes that the defendants had perpetrated similar schemes against other parties. The Company believes that it has substantially completed discovery and complied compelling evidence to prove its claims. Several of the Defendants filed Motions to Dismiss the Company's counterclaims. A hearing on the Motions was held on October 1, 1998 and the judge has not yet ruled upon the Motions. A ruling is expected on or before November 15, 1998. It is the Company's belief that the Motions to Dismiss will be denied and it is the Company's intention to vigorously pursue a trial in the State Court action as soon as possible.

In October 1997, Mr. Reitz and Zedburn filed for protection under the Federal bankruptcy laws. In August 1998, Mr. Reitz voluntarily dismissed his bankruptcy and as a result thereof the Company has named Mr. Reitz as a defendant to its counterclaims.

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

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     (1) Market Information: The Company's common stock is traded on the NASDAQ SmallCap Market under the symbol "PURE" and its Class A Warrants are traded under the symbol "PUREW". The Company's common stock and Class A Warrants are also traded on the Boston Stock Exchange. The Company's Class Z Warrants are not listed for trading on any recognized market.
     (2) High and Low Bid Prices: The following table sets forth high and low bid prices for each fiscal quarter, as reported by NASDAQ, for the last two fiscal years. Such quotations represent inter-dealer prices without retail mark-ups, mark-downs, or commissions and, accordingly, may not represent actual transactions.

                    FISCAL 1998                      FISCAL 1997
         QUARTER ENDED     HIGH    LOW    QUARTER ENDED     HIGH     LOW
         -----------------------------    ------------------------------
         October 31, 1998  2.94    1.38   October 31, 1997  7.75     1.88
         January 31, 1998  3.22    1.41   January 31, 1997  4.25     2.19
         April 30, 1998    2.06    1.00   April 30, 1997    4.63     3.50
         July 31, 1998     1.34    .044   July 31, 1997     4.38     1.69

     (3) Security Holders: As of October 27, 1997, the Company had approximately 920 holders of record of its common stock, 380 holders of its Class A Warrants and 18 holders of the Company's Class Z Warrants. This does not include beneficial owners holding common stock or Class A Warrants in street name. The closing price per share on October 26, 1998 was $1.00.
     (4) Dividend Plans: The Company has paid no common stock cash dividends and has no current plans to do so.
     (5) Preferred Stock: There are no shares of preferred stock presently outstanding.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the audited financial statements of the Company and related notes included therein.

OVERVIEW
Innovative Medical Services, through an aggressive, growth-oriented business strategy, has built a strong market presence in the manufacturing and marketing of pharmacy efficiency products, as well as in water filtration systems. Since its founding in August 1992, and subsequent to its initial public offering in August 1996, the Company has invested in its research and development department, production facilities and sales and marketing resources. The Company's principal products are the Pharmapure(R) pharmacy water purification system, the Fillmaster(R) dispensing units for reconstituting oral suspensions, and the Nutripure(R) line of residential drinking water systems. The Company also markets, for all water filtration products, proprietary filters that require changing at intervals of nine to twelve months. Filter replacements represent a significant continuing source of revenue to the Company.

In addition, Innovative Medical Services markets the Medifier(TM), a unique magnifying device for use with any size prescription bottle label, targeted to the growing elderly population. The Medifier represents a low-cost entry into the retail pharmacy market and will be sold through the Company's current distribution channels as well as through catalogues and promotional products distributors.

Innovative Medical Services also owns Export Company of America, Inc. (EXCOA), a Nevada corporation that holds and operates the Company's Brazilian export/import operation. The Company distributes medical, dental and veterinary supplies into Brazil and plans to use this distribution conduit for the Company's water filtration products.

RESULTS OF OPERATIONS FISCAL 1998 VS. FISCAL 1997
Revenues of $1,675,100 in the fiscal year ended July 31, 1998 were 63% higher than the $1,024,700 in revenues reported for the fiscal year ended July 31, 1997. Fillmaster Purification System sales in the year ended July 31, 1998 were $1,082,000 and replacement filter sales were $439,100. In the prior year, Fillmaster Purification System sales were $848,200 and replacement filter sales were $141,200. Sales of the Fillmaster Purification System rose 28% over the prior period. Sales of filters rose 211% in fiscal 1998 as expected due to the continually increasing number of Fillmaster Purification Systems in use.

Gross profits for the year ended July 31, 1998 were $673,100 versus $303,800 in 1997. Gross profit percentage of 40% in 1998 was higher versus 30% in 1997. The gross profit increase reflects increased filter sales in the current year. As the number of Fillmaster system installations increases, so will the volume of replacement filter sales and the related improved gross profit margins.

Net loss for the year ended July 31, 1998 was $1,902,800 versus a net loss of $1,407,300 for the same period in 1997. This decrease was due in part to the $200,400 or 46% increase in Selling Expenses, which includes marketing and advertising costs incurred to promote the Company's products. In addition, General and Administrative Expenses increased approximately $432,700 or 32% from 1997 to 1998 due to continued product development costs, associated expenses for additional management and sales personnel, and costs associated with the development of new markets. Revenues for the year were less than previously anticipated because a large corporate order will be recognized in the first quarter of fiscal 1999 instead of the fiscal 1998 fourth quarter. Also, the Company took a one-time charge of approximately $450,000 by writing off remaining prepaid investment banker fees for which management believes it will derive no further value. During the current fiscal year the Company incurred expenses of $177,400 for Research and Development costs associated with production and development of new products.

LIQUIDITY AND CAPITAL RESOURCES
During the fiscal year ended July 31, 1998, the Company's current assets to liabilities ratio fell from 17.85 to 1.21. Current assets decreased $1,824,400 from $2,834,500 to $1,010,100. Current assets at July 31, 1998 include $360,600 of inventories consisting mainly of new electronic dispensers built in the fourth quarter for the cancelled Walgreens order. Noncurrent assets include $1,096,900 of deferred acquisition costs comprised largely of investment banker fees related to the acquisition of a Florida export company and a related medical supply company located in Brazil. Current liabilities increased $678,600 from $158,800 to $837,400. The increase in current liabilities was the result of increased accounts payable associated with a corresponding increase in inventories. Also, the Company has established a line of credit during the period on which it has drawn $295,000.

Cash flows used from operations were $1,994,100 in fiscal year 1998 and $1,282,500 in 1997. For those periods, cash flows used in investing activities were, respectively, $232,300 and $590,600 for the purchase of machinery and equipment and for leasehold improvements. The total decrease in cash and cash equivalents for the 1998 period was $1,934,400 which was largely a result of an increase in inventory and an increase in deferred acquisition costs. The Company generated $4,236,200 from a public offering during the 1997 period resulting in a net increase in cash equivalents of $1,961,000.

The Company operates on a just-in-time assembly and manufacturing basis and typically keeps inventory to low levels. Parts and components are brought into the factory for assembly and shipment only after a firm customer order has been received. As a result, the time period during which cash resources must be utilized for inventory is compressed as much as possible.

FUTURE OUTLOOK
FILLMASTER SALES TO CHAIN PHARMACIES Long term profitability of the Fillmaster System product line depends on establishing a substantial number of Fillmaster units installed and in use. Since each unit requires replacement of its filters at least once a year, each new system installed becomes a source of steady future income potentially exceeding the income from the initial sale of the Fillmaster System. In addition, each pharmacy using the Fillmaster becomes an easily approachable candidate for any new pharmacy tools developed by the Company in the future. The Company continues to build an ever-increasing sales revenue base of chain pharmacies with sales and marketing expenditures a fraction of those necessary to reach independent and hospital pharmacies. To date, Fillmaster Systems are installed in approximately 9,500 pharmacies, an increase of 36% over last year's total. The 9,500 locations represent approximately 13% of the total pharmacy market. Although 13% constitutes a significant hold on the pharmacy market, the Company sees significant growth potential for the Fillmaster System in both the United States and abroad.

The Fillmaster System is specified as standard equipment for all newly constructed and remodeled pharmacies at Walgreen's, Wal-Mart, Target, Fred Meyer, Osco, Jewel, Acme, Lucky, Sav-On, Kroger, Dillon Stores, United Supermarkets, Phar-Mor, Giant Eagle, Giant Foods, Meijer, City Markets and Eckerd. Construction and remodeling installations of Fillmaster Systems generate steady sales at a low cost of sales and, therefore, a steady increase in replacement filter sales. The Company expects that additional chain stores will add Fillmaster Systems to their blueprints and specifications for new construction and remodeling of pharmacies in the coming year. The Company will continue to aggressively market the Fillmaster System to chain pharmacies and expects growth to continue as the Fillmaster becomes an industry-wide standard in pharmacy dispensing equipment.

FILLMASTER SALES TO INDEPENDENT PHARMACIES The independent pharmacy market represents more than 30,000 locations and remains an untapped market for the Company. The Company continues its targeted Fillmaster System marketing program and corresponding Nutripure Elite dealer program focusing on the costlier-and more difficult-to-reach independent pharmacy market. Capital expenditures are often difficult for the independent community pharmacy because of limited cash resources. Becoming a Nutripure dealer will offer the independent pharmacist a means of increasing cash flow and thereby the means to purchase a

Fillmaster. The Nutripure program depends upon Fillmaster use by the independent pharmacists selling the residential drinking water system, and the Company will offer extended payment terms to dealers on their Fillmaster purchase to allow them time to sell Nutripure units and use the proceeds to purchase the Fillmaster. Currently, the Company's penetration is approximately 7%, and the Company expects its independent pharmacy market share to substantially increase as the Nutripure dealer program grows.

Other sales efforts in the independent pharmacy market have focused primarily on offering price concessions based upon quantity sales to members of independent buying cooperatives and quasi-chains created by wholesale drug distributors. By accessing large numbers of pharmacies through their cooperatives and wholesalers, the Company retains the economies of scale associated with chain sales but generates higher margins through higher negotiated pricing and direct sales to the customer. During the last fiscal year, Innovative Medical Services continued increasing its exposure to independent buying groups and developing its relationships with decision-makers within the groups. The Company expects relationships with independent pharmacy buying groups to result in volume sales of Fillmaster Systems.

NUTRIPURE ELITE SALES THROUGH INDEPENDENT PHARMACIES For years, Gallup polls have reflected the public's respect for pharmacists as ethical and honest professionals, and the Company has based the marketing of Nutripure Elite on both the pharmacist's reputation and relationship with his customers as well as his testimonial as a Fillmaster user to the quality of the product. The pharmacist's recommendation of a system they use in their pharmacy to reconstitute prescriptions sets Nutripure Elite apart from all other residential drinking water systems.

The Company currently has approximately 60 dealers of Nutripure Elite products. As the targeted marketing program continues to inform independent pharmacists of this revenue opportunity, the Company expects the dealer network to exceed 200 dealers within the next 12 months.

The Company's research shows that consumer awareness of the quality of water they consume has risen drastically over the past decade, and continues to rise as municipal water supplies become less reliable. Although the water filtration industry has many players, Innovative Medical Services' Nutripure Elite systems incorporates the highest quality reverse osmosis equipment available on the market today, and Nutripure Elite's moderate retail price of $499 is very competitive. The Company believes that Nutripure Elite's value, combined with the powerful recommendation of the pharmacist and the unique distribution exclusively through independent pharmacies will make it a significant source of revenue for the Company in the coming year.

FILLMASTER AND NUTRIPURE FILTER SALES The water filtration industry sees its highest profit margin in after-market filter sales, and as water systems are sold to pharmacies and to home owners, filter sales for both products will continue to increase. Filter sales during this past fiscal year doubled sales from the year prior, and the Company expects that trend to continue as systems are sold and customers subscribe to the automatic filter shipment program.

MEDIFIER The Company distributes the Medifier through catalogues, existing pharmacy customers and promotional products distributors, and markets a private labeling option for organizations wishing to purchase the Medifier as a promotional item. The Company began marketing the Medifier during the past fiscal year and expects sales to grow as exposure to and awareness of the Medifier increases.

NEW PRODUCT INNOVATION During first quarter of the fiscal year, the Company completed major marketing campaigns for two new products: the Nutripure Elite line of residential drinking water systems and the Fillmaster 1000e computerized pharmacy water dispensing system. Revenues from sales of the Nutripure Elite products were realized throughout the year, and revenues from sales of the Fillmaster 1000e began to be realized in the fourth quarter of the fiscal year.

Also during the year, the Company developed its entry-level water system, Nutripure NP2000CT. After 18 months of extensive market research, Innovative Medical Services completed development of this carbon countertop system and released the product in June 1998. Nutripure NP2000CT, developed specifically for mass merchandising, offers excellent water filtration technology at competitive pricing through a unique marketing approach: Nutripure is the only filtration system in its class of countertop carbon systems that is "pharmacist recommended". National mass merchandisers, drugstores, department stores and specialty stores are currently evaluating the Nutripure NP2000CT, and Innovative Medical Services expects sales to begin during the coming year.

The Company continues to develop new and innovative pharmacy efficiency products and water filtration products and plans to release two new products this year.

ACQUISITIONS In May 1998, Innovative Medical Services completed negotiating the acquisition of AMPROMED, Rio de Janeiro, Brazil, and certain assets of Export Company of America Inc. (EXCOA), Fort Lauderdale, FL, and established a new Nevada subsidiary to hold and operate the export/import operation. The government of Brazil is promoting growth and higher quality health services by infusing $36 billion over the next five years into a nationwide healthcare system. Innovative Medical Services believes that the combined prospects of expanded disposable medical and dental product sales with a massive public health initiative offers a bright future for the AMPROMED operations. Innovative Medical Services has been awaiting the required Brazilian business certification before commencing sales in Brazil. The required Contract Social was granted by the Brazilian government in October 1998, and AMPROMED will soon resume sales of medical products. In addition to medical supplies, Innovative Medical Services plans to distribute water filtration products to Brazil through AMPROMED. As in other emerging areas of the world, Brazilians have recognized clean water as an integral element of good health, and consumer awareness is growing rapidly. Innovative Medical Services expects to begin realizing revenues from sales of medical supplies and water filtration products in Brazil in the second quarter of 1999. The Company anticipates that the acquisition will result in an additional $3 million in revenue in the next year.

Innovative Medical Services, in cooperation with its investment banking firm, continues to explore potential acquisition opportunities for medical supply distribution, both domestic and abroad.

ITEM 7.  FINANCIAL STATEMENTS












                       INNOVATIVE MEDICAL SERVICES

           FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION
           For the Years Ended July 31, 1998 and July 31, 1997

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors and Stockholders
Innovative Medical Services
El Cajon, California

I have audited the balance sheets of Innovative Medical Services as of July 31, 1998 and July 31, 1997, and the related statements of income, accumulated deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.
My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Medical Services as at July 31, 1998 and July 31, 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ STEVEN HOLLAND
Steven Holland
Certified Public Accountant


San Diego, California
October 23, 1998

INNOVATIVE MEDICAL SERVICES
BALANCE SHEETS
-----------------------------------------------------------------------------

                                                      FOR THE YEARS ENDED
                                                            JULY 31
                                                      1998          1997
ASSETS                                            --------------------------
Current Assets
   Cash and cash equivalents (Note 2)              $    48,250   $ 1,982,660
   Restricted cash (Note 3)                            206,230             -
   Accounts receivable, net of allowance
      for doubtful accounts of $17,850                 276,619       219,047
   Notes receivable (Note 4)                           106,918        25,930
   Inventories                                         360,566        23,532
   Prepaid expenses                                     11,556       583,333
                                                   -----------   -----------

      Total current assets                           1,010,139     2,834,502
                                                   -----------   -----------

Property, Plant and Equipment
   Property, plant and equipment (Note 5)              791,599       685,187
                                                   -----------   -----------

      Total property, plant and equipment              791,599       685,187
                                                   -----------   -----------

Noncurrent Assets
   Deposits                                             14,075        25,375
   Patents                                              57,806        44,806
   Deferred acquisition costs (Note 1 & 15)          1,096,852        45,431
                                                   -----------   -----------

      Total noncurrent assets                        1,168,733       115,612
                                                   -----------   -----------

   Total assets                                    $ 2,970,471   $ 3,635,301
                                                   ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Account payable                                 $   495,287   $    91,487
   Accrued liabilities                                  47,060        64,550
   Notes payable (Note 6)                              294,986         2,721
                                                   -----------   -----------

      Total current liabilities                        837,333       158,758
                                                   -----------   -----------

Long-Term Debt                                               -           257
                                                   -----------   -----------

Stockholders' Equity
   Class A common stock, no par value:
      authorized 20,000,000 shares,
      issued and outstanding 3,916,351
      shares at July 31, 1998 and 3,532,851
      shares at July 31, 1997  (Note 9)              6,125,718     5,566,124
   Class A warrants: issued and outstanding
      3,687,500 warrants (Note 9)                      108,750       108,750
   Accumulated deficit                              (4,101,330)   (2,198,588)
                                                   -----------   -----------

      Total stockholders' equity                     2,133,138     3,476,286
                                                   -----------   -----------

   Total liabilities and stockholders' equity      $ 2,970,471   $ 3,635,301
                                                   ===========   ===========
 The accompanying notes are an integral part of the financial statements

INNOVATIVE MEDICAL SERVICES
STATEMENTS OF INCOME
-----------------------------------------------------------------------------
                                                      FOR THE YEARS ENDED
                                                           JULY 31,
                                                      1998          1997
                                                  --------------------------

Net sales                                          $ 1,675,131   $ 1,024,667
Cost of sales                                        1,001,999       720,895
                                                   -----------   -----------

Gross profit                                           673,132       303,772
                                                   -----------   -----------

Selling expenses                                       647,637       447,249
General and administrative expenses                  1,789,655     1,356,960
Research and development                               177,384        64,104
                                                   -----------   -----------

Total operating costs                                2,614,676     1,868,313
                                                   -----------   -----------

Operating income (loss)                             (1,941,544)   (1,564,541)
                                                   -----------   -----------

Other income and (expense):
Interest income                                         39,602       157,801
Miscellaneous income                                         -           226
                                                   -----------   -----------

Total other income (expense)                            39,602       158,027
                                                   -----------   -----------

Income (loss) before income taxes (Note 1)          (1,901,942)   (1,406,514)

Federal and state income taxes                             800           800
                                                   -----------   -----------

Net income (loss)                                  $(1,902,742)  $(1,407,314)
                                                   ===========   ===========

Net (loss) per common share                        $     (0.50)  $     (0.43)
                                                   ===========   ===========


STATEMENTS OF ACCUMULATED DEFICITS
-----------------------------------------------------------------------------
                                                      FOR THE YEARS ENDED
                                                           JULY 31,
                                                      1998          1997
                                                  --------------------------

Balance, beginning of period                       $(2,198,588)  $  (791,274)

Net income (loss)                                   (1,902,742)   (1,407,314)
                                                   -----------   -----------

Balance, end of period                             $(4,101,330)  $(2,198,588)
                                                   ===========   ===========

 The accompanying notes are an integral part of the financial statements

INNOVATIVE MEDICAL SERVICES
STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------
                                                      FOR THE YEARS ENDED
                                                           JULY 31,
                                                      1998          1997
                                                  --------------------------

Cash flows from operating activities
   Net income (loss)                               $(1,902,742)  $(1,407,314)

   Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation                                      125,935        68,843
     Amortization                                            -         1,032
     Stock issued for services                         559,595       775,500
   Changes in assets and liabilities:
     (Increase) decrease in restricted cash           (206,230)            -
     (Increase) decrease in accounts receivable        (57,572)     (137,085)
     (Increase) decrease in due from officers
      and shareholders                                       -        76,887
     (Increase) decrease in due from employees               -         1,390
     (Increase) decrease in notes receivable           (80,988)         (944)
     (Increase) decrease in prepaid expense            571,777      (575,465)
     (Increase) decrease in inventory                 (337,034)       32,128
     (Increase) decrease in deferred public
      offering costs                                         -       376,695
     (Increase) decrease in deposits                    11,300       (19,726)
     (Increase) decrease in patent costs               (13,000)      (44,806)
     (Increase) decrease in deferred
      acquisition costs                             (1,051,421)      (45,430)
     Increase (decrease) in accounts payable           403,800       (12,372)
     Increase (decrease) in accrued liabilities        (17,490)     (371,794)
                                                   -----------   -----------

       Net cash provided (used) by operating
         activities                                 (1,994,069)   (1,282,461)
                                                   -----------   -----------

Cash flows from investing activities
   Purchase of property, plant and equipment          (232,347)     (590,624)
                                                   -----------   -----------

       Net cash (used) in investing activities        (232,347)     (590,624)
                                                   -----------   -----------

Cash flows from financing activities
   Increase (decrease) in notes payable                292,007      (402,154)
   Proceeds from sale of warrants                            -       108,750
   Proceeds from sale of common stock                        -     4,127,443
                                                   -----------   -----------

       Net cash provided by financing
         activities                                    292,007     3,834,039
                                                   -----------   -----------

       Net increase (decrease) in cash and
         cash equivalents                           (1,934,410)    1,960,954

Cash at beginning of period                          1,982,660        21,706
                                                   -----------   -----------

Cash at end of period                              $    48,250   $ 1,982,660
                                                   ===========   ===========

Interest Paid                                      $     8,243   $     1,440
Taxes Paid                                         $       800   $       800
 The accompanying notes are an integral part of the financial statements

                       INNOVATIVE MEDICAL SERVICES
                      NOTES TO FINANCIAL STATEMENTS
                         SEE ACCOUNTANTS' REPORT

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Activity
   Innovative Medical Services was incorporated in San Diego, California on August 24, 1992. The Company was organized with the purpose of manufacturing, marketing, and sales of the Fillmaster, a unique and proprietary pharmaceutical water purification and dispensing product. The Company is fully operational, with more than 9,500 customers in all fifty states, Puerto Rico, The United Kingdom, Australia, Canada, and Europe. The Company has expanded research and development efforts in order to further develop its product line to include an additional 10 proprietary pharmacy-related efficiency tools.

Revenue Recognition
   The company recognizes revenues when products are delivered.

Research and Development
   Research and development costs that have no alternative future uses are charged to operations when incurred and are included in operating expenses. The total amount charged to Research and Development expense was $177,384 and $64,104 in the fiscal years ended July 31, 1998 and 1997, respectively.

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

Amortization
   The cost of organizational expenses is being amortized on a straight-line basis over the remaining lives of five (5) years. Amortization expense charged to general and administrative expense for the years ended July 31, 1998 and July 31, 1997 was $0 and $1,032, respectively.

   The cost of patents acquired will be amortized on a straight-line basis over the remaining lives of 17 years beginning in fiscal year ended July 31, 1999.

Inventory Cost Method
   Inventories are stated at the lower of cost determined by the Average Cost method and net realizable value.

Use of Estimates
   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments
   The fair value of financial instruments, consisting primarily of the line of credit, is based on interest rates available to the Company and comparison to quoted prices. The fair value of these financial instruments approximates carrying value.

Advertising and promotional Costs
   Cost of advertising and promotion are expensed as incurred or the first-time advertising and promotion takes place. Such costs were $272,191 and $136,683 for the years ended July 31, 1998 and July 31, 1997, respectively.

Common Stock Public Offering
   The Board of Directors authorized the Company to sell up to 1,250,000 shares of the Company's common stock and 1,250,000 Class A warrants in a public offering pursuant to a Registration Statement on Form SB-2 under the Securities Act of 1933. The board of directors also authorized obtaining a bridge loan of up to $375,000 to facilitate the public offering (Note 11).

   On August 13, 1996, the Company completed a public offering of its common stock and Class A warrants. A registration statement covering that offer was filed with the SEC on August 8, 1996. The IPO price to was $4.00 per share of the common stock and $0.10 per share on the warrants. The total proceeds from the IPO were $5,125,000 (1,250,000 shares of common and 1,250,000 Class A Warrants). Each class A warrant entitles the holder to acquire an additional common share for $5.25 per common share beginning August 8, 1997 and expiring August 8, 2001. The Class A Warrants are redeemable by the Company for $0.05 per warrant, at the Company's option, commencing one year after the effective date of the offering provided the closing bid price for the Company's common shares shall have averaged in excess of $9.00 per share for thirty consecutive business days ending within five days of the date of a notice of redemption. The net proceeds after deducting the underwriters fees and other costs was $4,525,625. On September 13, 1996, the overallottment shares were sold as per the underwriters agreement and the Company received $476,760 (137,000 shares of common at $4.00 per share and 137,000 Class A warrants at $0.10 per warrant, less underwriter's fees and costs).

Deferred Public Offering Cost
   The company had incurred $376,695 of costs as of July 31, 1996 related to an initial public offering. Those costs were deferred, pending completion of the offering. After the completion of the offering, the total of the public offering costs $1,436,807 was reclassified to shareholders' equity.

Deferred Acquisition Costs
   During the process of evaluating certain companies for acquisition, the Company has expended $1,096,852 and $45,430 in fiscal years ended July 31, 1998 and July 31, 1997, respectively. These costs have been capitalized and will be reclassified if the acquisitions are successful as a cost of the investment or expensed in the future if the acquisitions are not successful.

Net Loss Per Common Share
   The Company adopted FASB Statement No. 128, Earnings Per Share ("SFAS 128"), which is effective for periods ending after December 15, 1997. Entities that have only common stock outstanding are required to present basic earnings per share amounts. All other entities are required to present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations.

   As required by SFAS 128, earnings per share is computed based upon the weighted average common shares outstanding for the year. Earnings per share excludes the effect of outstanding warrants and stock options and the conversion of convertible debt because the effect of their inclusion would be antidilutive, as defined in the Statement. In conjunction with SFAS 128, the Company has restated the accompanying financial statements of July 31, 1997 for all per share data presented.

   Following is a reconciliation of the weighted average number of shares actually outstanding with the number of shares used in the computations of loss per common share:


                                               July 31, 1998   July 31, 1997
                                               -------------   -------------

          Weighted average number of
           shares actually outstanding            3,779,543       3,284,158

          Net income (loss)                    $ (1,902,742)   $ (1,407,314)

          Net (loss) per common share            $    (0.50)     $    (0.43)

     Potential common stock instruments at July 31, 1998, which include 1,521,250 stock options and 1,798,125 warrants, are not included in the loss per share calculation because their inclusion would be antidilutive. Potential common stock instruments at July 31, 1997, which include 406,250 stock options and 1,798,125 warrants, are not included in the loss per share calculation because their inclusion would be antidilutive.

Income Taxes
     At July 31, 1998, the Company has financial, federal, and California tax net operating loss carryforwards of approximately $4,101,000, $3,994,000, and $2,122,000, respectively. At July 31, 1997, the
     Company has financial, federal, and California tax net operating loss carryforwards of approximately $2,199,000, $2,056,000, and $1,153,000, respectively. The difference between the financial reporting and the federal tax loss carryforward is primarily due to the capitalization of research and development expenses and start-up expenses for tax purposes with an amortization over five (5) years, however for financial reporting purposes these expenses are charged to operations as incurred. The difference between federal and California tax loss carryforwards is primarily due to the fifty percent limitation on California loss carryforwards. The tax loss carryforwards will begin expiring in fiscal year ended July 31, 2009, unless previously utilized.

     The Company adopted Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, beginning in fiscal year ended July 31, 1993. The adoption had no impact on 1993 results. In accordance with this new standard, the Company has recorded total deferred tax assets of $962,000 and $499,000 and a related valuation reserve of $962,000 and $499,000 for the fiscal years ended July 31, 1998 and 1997, respectively. Realization of these deferred tax assets, which relate to operating loss carryforwards and timing differences from the amortization of research and development expenses and start-up expenses, is dependent on future earnings. The timing and amount of future earnings are uncertain and therefore, the valuation reserve has been established.

NOTE 2. CASH AND CASH EQUIVALENTS

     At July 31, 1997 cash equivalents represented cash deposited in the Merrill Lynch Institutional Fund. This fund invests in securities with maturities of 270 days or less and includes US Treasury instruments and other government securities and commercial paper of large public companies. Innovative Medical Services receives interest income from the fund. This cash can be withdrawn upon giving 24 hours notice. The total cash deposited in this fund at July 31, 1997 was $1,903,327. The carrying amounts for cash and cash equivalents approximate fair value because of the short maturity of these instruments. The Company maintains cash balances at several financial institutions. Accounts at each institution, other than Merrill Lynch, are insured by the Federal Deposit Insurance Corporation up to $100,000. At July 31, 1997, the Company's uninsured cash equivalent balances total $1,922,714.

     At July 31, 1998, the Company's cash and cash equivalents is represented by $48,250 in cash or checking accounts.


NOTE 3. RESTRICTED CASH

     At July 31, 1998, the Company's restricted cash consisted of a certificate of deposit of $206,229. The certificate of deposit is held by a bank, as security for a line of credit with the same bank.


NOTE 4. NOTES RECEIVABLE

     At July 31, 1998, notes receivable of $80,074 represents amounts due from officers and $26,844 represent amounts due from employees. At July 31, 1997, notes receivable of $25,930 represents amounts due from employees. All notes receivable are due and payable within one year. The carrying value of the notes, based on the terms at which those same loans would be made currently, approximate their fair value.


NOTE 5. PROPERTY, PLANT AND EQUIPMENT

     The following is a summary of property, plant, and equipment - at cost, less accumulated depreciation:

                                               July 31, 1998   July 31, 1997
                                               -------------   -------------

          Computers and equipment               $   628,074     $   402,906

          Furniture and fixtures                     86,487          80,530

          Property held under capital lease           7,511           7,511

          Vehicle                                    40,670          40,670

          Leasehold improvements                    280,575         279,353
                                                -----------     -----------
                                                  1,043,317         810,970

          Less: accumulated depreciation            251,718         125,783
                                                -----------     -----------

             Total                              $   791,599     $   685,187
                                                ===========     ===========

     Depreciation expense charged to general and administrative expense for the years ended July 31, 1998 and 1997 was $125,935 and $68,843, respectively.

NOTE 6. DEBT

     The details relating to debt are as follows:


                                               July 31, 1998   July 31, 1997
                                               -------------   -------------

          Obligation under capital lease        $       969     $     2,978

          Line of Credit Valle de Oro Bank,
            $ 200,000 line of credit,
            Interest at 7.7% due and payable
            February 25, 1999
            Secured by certificate of
            deposit of $ 206,230                    199,483               0

          Line of Credit Flagship Capital, Inc.
            for financing of  accounts
            payable, interest at 17% payable
            at $27,052 monthly beginning
            September 13, 1998                       94,533               0
                                                -----------     -----------

               Total notes payable                  294,985           2,978

          Less: Current maturities of
            notes payable included in
            current liabilities                     294,985           2,721
                                                -----------     -----------

               Total long term debt             $         0     $       257
                                                ===========     ===========

NOTE 7. CAPITAL LEASE

     The company is the lessee of a display booth under a capital lease expiring in August of 1998. The asset and liability under the capital lease is recorded at the lower of the present values of the minimum lease payments or the fair market value of the asset. The asset is amortized over the estimated useful life of ten years. Depreciation of the asset under capital lease charged to expense in the year ended July 31, 1998 and 1997 was $751 and $751, respectively. The monthly lease payment, which began in September 1995, is $262. At July 31,1998 the remaining lease is represented by 2 payments of $262 plus a buyout of $407. The interest rate on the capital lease is approximately 23.6%.


NOTE 8. COMMITMENTS

     The company leased office and warehouse facilities under an operating lease that expired on December 31, 1996. On May 14, 1996, the Company entered into a new operating lease agreement for sixty-five months commencing on July 1, 1996. The rent payment portion of the lease will be for sixty-three months, which allows for an initial building improvement period of two months. The monthly rental for the 9,443 square foot facility will be $ .61 per square foot plus $ .08 per square foot for maintenance of common areas. There is also a fixed yearly increase of 4%. The company has also signed an amendment to the lease to allow for an option to lease the building for an additional five years. The company made improvements to the new building in the amount of $280,000.

     The rental expense recorded in general and administrative expenses for the years ended July 31, 1998 and July 31, 1997 was $ 76,400 and $ 70,423, respectively.


NOTE 9. CAPITAL STOCK

     The following schedule summarizes the change in capital stock:


                                Common       Common
                                Stock        Stock     A Warrants   A Warrants  Z Warrants
                                Shares         $         Options         $       Options
                               --------     -------    ----------   ----------  ----------
Balance, July 31, 1995         1,791,851     591,961           0           0           0

Sale of Stock                     37,000      22,220           0           0           0

Stock issued for services          5,000       5,000           0           0           0

Contribution of officers wages         0      44,000           0           0           0

Balance, July 31, 1996         1,833,851     663,181           0           0           0

Bridge loan holders                    0           0   2,250,000           0     750,000

Sale of stock (net of costs)   1,387,000   4,127,443   1,437,500     108,750           0

Stock issued for services        312,000     775,500           0           0      35,000

Balance, July 31, 1997         3,532,851   5,566,124   3,687,500     108,750     785,000

Stock issued for services        383,500     559,594           0           0           0

Balance, July 31, 1998         3,916,351   6,125,718   3,687,500     108,750     785,000

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

     The President (Mr. Krall) waived the payment of $119,000 of the compensation for past services and contributed this amount as an additional payment for the common stock he presently owns. In order to reward the efforts of Director Krall for his outstanding performance in the weeks leading to NASDAQ approval of the initial public offering, the Compensation Committee recommended and the Board of Directors authorized a bonus to Mr. Krall in the amount of $ 257,500. The bonus of $257,500 was accrued at July 31, 1996.

     On April 26, 1997, the board of directors approved the renewal of the employment contract for Michael Krall for the position of President and Chief Executive Officer and also increased his salary to $12,000 per month.


NOTE 11. STOCK OPTION PLANS

     On April 17, 1996, the Board of Directors and the shareholders approved a stock option plan for the key employees of the Company and non-employee Directors of the Company. Under the plan the number of shares of stock which may be issued and sold shall not exceed 1,000,000 shares, with 900,000 shares reserved for issuance to key employees pursuant to their Incentive Stock Options and 100,000 shares reserved for issuance to non-employee Directors pursuant to their non-statutory options. The per share option shall be determined by fair market value of the stock on the date the option is granted. No person shall receive options, first exercisable during any single calendar year for stock, the fair market value of which exceeds $100,000.

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

     On September 20, 1996, the Board of Directors approved, subject to underwriter's approval, an offer to all Directors and Executive Officers, the option of purchasing up to 50,000 shares of the corporations stock at $4.00 per share. The option would be for a period of five years with the underlying shares registered with the SEC on Form S-8. On November 12, 1997, the Board of Directors and officers agreed to forfeit their options to purchase shares at $4.00 per share.

     On August 6, 1997, the Board of Directors authorized options to purchase 50,000 shares be issued $2.00 per share to each of the Board of Directors pursuant to the Directors and Officers 1996 Stock Option Plan.

     On July 15, 1998, the Board of Directors authorized options to purchase 50,000 shares be issued at $1.00 per share to each of the Board of Directors pursuant to the Directors and Officers 1996 Stock Option Plan.

     On July 15, 1998, the Board of Directors also authorized 360,000 options to purchase shares at $0.563 per share to members of the Board of Directors that worked directly on the EXCOA acquisition, pursuant to the Directors and Officers 1996 Stock Option Plan.


NOTE 12. BRIDGE FINANCING

     In May 1996, the Company offered in a private placement 15 Bridge Loan Units each originally consisting of one $25,000 secured promissory note, 50,000 common shares, 50,000 Class A Bridge Warrants to acquire one common share at $5.25 and 50,000 Class Z Warrants to acquire one common share at $10.00 per share. On August 1, 1996 the Company renegotiated the terms of the Bridge Financing with the investors therein in order to address concerns of The NASDAQ SmallCap Market as to the potential return to these investors. As a result, the Bridge Financing investors agreed to the cancellation of the 50,000 common shares per the Bridge Loan Unit (750,000 common shares in total) and an increase of 100,000 Class A Warrants per Bridge Loan Unit (1,500,000 additional Class A Warrants in total). As a result, the Bridge Financing investors have been issued a total 2,250,000 Class A warrants and 750,000 Class Z Warrants. In addition, the Bridge Financing investors have each agreed to an irrevocable and complete restriction on the transfer of each investor's Class A Warrants for a six-month period from August 8, 1996. The promissory notes bear interest at the rate of (5%) five percent and are due and payable on the earlier of the closing of the public offering or October 26, 1996. The Bridge Loan promissory notes are secured by substantially all of the assets of the Company and a personal guaranty granted by Michael Krall, the Company's president. The Class A and Class Z Warrants cannot be exercised for one year and two years, respectively, and both expire in August 2001. The Company will receive the exercise price of the Bridge Loan Unit warrants, but will not receive any proceeds from any sale of the Bridge Loan Unit warrants or the shares underlying the warrants. The net proceeds to the Company from the issuance of the promissory notes was $292,150, after payment of $82,850 for public offering costs.

     The Bridge Financing and the public offering may be deemed integrated together and as a result, the Bridge Financing may have been in violation of the registration requirements of Section 5 of the

     Securities Act of 1933. This results in a contingent liability for the purchase price of the securities sold in violation of section 5 in the amount of $375,000 as well as other damages and litigation cost. The Company is already contractually bound to repay the entire consideration given for the Bridge Financing Units. No assurance can be given that this contingent liability will not have a material adverse effect upon the Company or its operations. On August 16, 1996, after the closing of the initial public offering, all Bridge loans were repaid with interest.


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


NOTE 14. CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company markets its products to numerous customers in various geographic regions, thereby spreading its credit risk related to receivables. See Note 2 Cash and Cash Equivalents as to the discussion of credit risks concerning cash equivalents.

     The carrying amounts for cash and cash equivalents, receivables, and payables approximate fair value because of the short maturity, generally less than three months, of these instruments. The carrying value of the Company's long-term debt approximates fair value since the current borrowing rates available for financing are similar in terms.


NOTE 15. SUBSEQUENT EVENTS

     After July 31, 1998 the Company has purchased the assets of Export Company of America, Inc. (EXCOA), a privately held Fort Lauderdale, Florida-based distributor of disposable medical, dental and veterinary supplies. The major asset of this company was its 45% interest in Ampromed Comercio Importacao E Exportacao Ltda (AMPROMED), a Rio de Janeiro-based import company that sells medical, dental and veterinary supplies and water filtration products to practitioners, retail outlets and government agencies. The Company has acquired the remaining 55% interest in AMPROMED from a private individual. To facilitate this transaction the Company has formed EXCOA Nevada, a 100% owned subsidiary of Innovative Medical Services. This company was incorporated in Nevada. A 99% interest in AMPROMED will be held by EXCOA Nevada, with the remaining 1% of AMPROMED being owned by Innovative Medical Services. The Company has $1,051,422 of acquisition costs as of July 31, 1998 for these two entities plus an additional $39,900 incurred after the balance sheet date. The final documents needed for AMPROMED to conduct business in Brazil under its new ownership were executed on October 16, 1998.

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






/s/ STEVEN HOLLAND
Steven Holland
Certified Public Accountant



San Diego, California
October 23, 1998

                       INNOVATIVE MEDICAL SERVICES
                        SUPPLEMENTARY INFORMATION

                                                      FOR THE YEARS ENDED
                                                           JULY 31,
                                                  --------------------------
                                                      1998          1997
                                                  --------------------------
Schedule of Cost of Sales

   Material purchases                              $   809,528   $   548,814
   Production labor                                    100,562        99,947
   Freight                                              82,752        62,382
   Supplies and miscellaneous                            9,157         9,752
                                                   -----------   -----------

      Total cost of sales                          $ 1,001,999   $   720,895
                                                   ===========   ===========

Schedule of Selling Expenses

   Advertising and marketing                       $   272,191   $   136,683
   Brochures and catalogs                                  146        37,462
   Demo and evaluation                                   4,053        18,080
   Sales wages                                         335,098       184,566
   Travel and entertainment                              9,037        46,031
   Trade shows                                          27,112        24,427
                                                   -----------   -----------

      Total selling expenses                       $   647,637   $   447,249
                                                   ===========   ===========

                       INNOVATIVE MEDICAL SERVICES
                        SUPPLEMENTARY INFORMATION


                                                      FOR THE YEARS ENDED
                                                           JULY 31,
                                                  --------------------------
                                                      1998          1997
                                                  --------------------------
Schedule of General and Administrative Expenses

   Accounting fees                                 $    17,181   $    13,700
   Amortization                                              -         1,032
   Auto expenses                                         1,621             -
   Bad debts                                                 -         8,900
   Bank charges and processing fees                      2,640         1,611
   Board meetings and fees                              33,864        15,142
   Cleaning                                                 60             -
   Computer expense                                      5,712         3,736
   Contributions                                             -         2,000
   Consulting fees                                     654,565       297,439
   Depreciation                                        125,935        68,843
   Dues & subscriptions                                 15,072        14,926
   Employee benefits                                     6,521         1,692
   Equipment rent                                       10,579         5,316
   Insurance                                            54,083        67,689
   Interest expense                                      8,243         1,441
   Investor relations                                   14,410             -
   Legal and professional                               71,433       135,794
   Licenses and fees                                       130           563
   Miscellaneous                                         2,474         1,925
   Office supplies and expense                          14,893        25,217
   Office wages and payroll taxes                      271,133       320,945
   Officers wages                                      146,215       117,000
   Payroll processing service                            3,040             -
   Postage/shipping                                     36,373        10,157
   Printing                                              4,377             -
   Public relations                                     56,946        78,947
   Recruiting - employment                                 936         5,719
   Rent expense                                         76,700        70,423
   Repairs and maintenance                               5,765         9,365
   SEC compliance costs                                 62,201        35,660
   Security                                                428           308
   Small tools                                           1,667             -
   Taxes: business                                       6,313           151
   Telephone                                            61,751        30,767
   Utilities                                            16,395        10,552
                                                   -----------   -----------

      Total general and administrative expenses    $ 1,789,655   $ 1,356,960
                                                   ===========   ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: None

PART III
--------

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference from the Registrant's Proxy Statement to be filed on or before November 27, 1998.


ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the Registrant's Proxy Statement to be filed on or before November 27, 1998.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from the Registrant's Proxy Statement to be filed on or before November 27, 1998.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this Item is incorporated by reference from the Registrant's Proxy Statement to be filed on or before November 27, 1998.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits
   (3) (i) Articles of Incorporation (Incorporated by reference from Form SB-2 Registration SEC File # 333-00434 effective August 8, 1996)

   (3) (ii) By-Laws of Corporation (Incorporated by reference from Form SB-2 Registration SEC File # 333-00434 effective August 8, 1996)

   (11)     Statement Re: Computation of Per Share Earnings

   (13)     Subsidiaries of the Registrant

   (27)     Financial Data Schedule

B. Reports on Form 8-K: None

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




INNOVATIVE MEDICAL SERVICES                                DATE



/s/ MICHAEL L. KRALL                                     October 26, 1998
--------------------------------                         ----------------
Michael L. Krall, Chairman/President/CEO




Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      NAME                      TITLE                      DATE



/s/ DENNIS BROVARONE          Director                   October 26, 1998
----------------------------                             ----------------
Dennis Brovarone



/s/ GARY BROWNELL             Chief Financial Officer    October 26, 1998
----------------------------  and Director               ----------------
Gary Brownell



/s/ PATRICK GALUSKA           Director                   October 26, 1998
----------------------------                             ----------------
Patrick Galuska



/s/ EUGENE PEISER             Director                   October 26, 1998
----------------------------                             ----------------
Eugene Peiser