Form 10KSB40/A
period 1998-07-31
INNOVATIVE MEDICAL SERVICES
filed 1998-12-14
CIK 1006028

FORM 10-KSB/A1


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




/s/ STEVEN HOLLAND
Steven Holland
Certified Public Accountant


San Diego, California
October 23, 1998

INNOVATIVE MEDICAL SERVICES
BALANCE SHEETS
-----------------------------------------------------------------------------

                                                            JULY 31
                                                      1998          1997
ASSETS                                            --------------------------
Current Assets
   Cash and cash equivalents (Note 2)              $    48,250   $ 1,982,660
   Restricted cash (Note 3)                            206,230             -
   Accounts receivable, net of allowance
      for doubtful accounts of $17,850
      at July 31, 1998 and 1997                        276,619       219,047
   Notes receivable (Note 4)                           106,918        25,930
   Inventories                                         360,566        23,532
   Prepaid expenses                                     11,556       583,333
                                                   -----------   -----------

      Total current assets                           1,010,139     2,834,502
                                                   -----------   -----------

Property, Plant and Equipment
   Property, plant and equipment (Note 5)              791,599       685,187
                                                   -----------   -----------

      Total property, plant and equipment              791,599       685,187
                                                   -----------   -----------

Noncurrent Assets
   Deposits                                             14,075        25,375
   Patents                                              57,806        44,806
   Deferred acquisition costs (Note 1 & 15)          1,096,852        45,431
                                                   -----------   -----------

      Total noncurrent assets                        1,168,733       115,612
                                                   -----------   -----------

   Total assets                                    $ 2,970,471   $ 3,635,301
                                                   ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Account payable                                 $   495,287   $    91,487
   Accrued liabilities                                  47,060        64,550
   Notes payable (Note 6)                              294,986         2,721
                                                   -----------   -----------

      Total current liabilities                        837,333       158,758
                                                   -----------   -----------

Long-Term Debt                                               -           257
                                                   -----------   -----------

Stockholders' Equity
   Class A common stock, no par value:
      authorized 20,000,000 shares,
      issued and outstanding 3,916,351
      shares at July 31, 1998 and 3,532,851
      shares at July 31, 1997  (Note 9)              6,125,718     5,566,124
   Class A warrants: issued and outstanding
      3,687,500 warrants (Note 9)                      108,750       108,750
   Accumulated deficit                              (4,101,330)   (2,198,588)
                                                   -----------   -----------

      Total stockholders' equity                     2,133,138     3,476,286
                                                   -----------   -----------

   Total liabilities and stockholders' equity      $ 2,970,471   $ 3,635,301
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
                                                   ===========   ===========

 The accompanying notes are an integral part of the financial statements

INNOVATIVE MEDICAL SERVICES
STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------
                                                      FOR THE YEARS ENDED
                                                           JULY 31,
                                                      1998          1997
                                                  --------------------------

Cash flows from operating activities
   Net income (loss)                               $(1,902,742)  $(1,407,314)

   Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation                                      125,935        68,843
     Amortization                                            -         1,032
     Stock issued for services                         559,595       775,500
   Changes in assets and liabilities:
     (Increase) decrease in restricted cash           (206,230)            -
     (Increase) decrease in accounts receivable        (57,572)     (137,085)
     (Increase) decrease in due from officers
      and shareholders                                       -        76,887
     (Increase) decrease in due from employees               -         1,390
     (Increase) decrease in notes receivable           (80,988)         (944)
     (Increase) decrease in prepaid expense            571,777      (575,465)
     (Increase) decrease in inventory                 (337,034)       32,128
     (Increase) decrease in deferred public
      offering costs                                         -       376,695
     (Increase) decrease in deposits                    11,300       (19,726)
     (Increase) decrease in patent costs               (13,000)      (44,806)
     Increase (decrease) in accounts payable           403,800       (12,372)
     Increase (decrease) in accrued liabilities        (17,490)     (371,794)
                                                   -----------   -----------


       Net cash provided (used) by operating
         activities                                 (1,502,244)   (1,237,031)
                                                   -----------   -----------


Cash flows from investing activities

   Deferred acquisition costs                         (491,827)      (45,431)
   Purchase of property, plant and equipment          (232,347)     (590,624)
                                                   -----------   -----------

       Net cash (used) in investing activities        (724,174)     (636,054)
                                                   -----------   -----------


Cash flows from financing activities

   Increase (decrease) in notes payable                292,008      (402,154)

   Proceeds from sale of warrants                            -       108,750
   Proceeds from sale of common stock                        -     4,127,443
                                                   -----------   -----------


       Net cash provided by financing
         activities                                    292,008     3,834,039
                                                   -----------   -----------


       Net increase (decrease) in cash and
         cash equivalents                           (1,934,410)    1,960,954

Cash at beginning of period                          1,982,660        21,706
                                                   -----------   -----------

Cash at end of period                              $    48,250   $ 1,982,660
                                                   ===========   ===========

Interest Paid                                      $     8,243   $     1,440
Taxes Paid                                         $       800   $       800

Non cash investing and financing transactions:
   In fiscal years ended July 31, 1998 and 1997 stocks were issued for services in the amount of $559,594 and $775,500, respectively. The stock issued in 1998 related to acquisition costs.

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


                                                    For the Years Ended

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


     The rental expense recorded in general and administrative expenses for the years ended July 31, 1998 and July 31, 1997 was $ 76,400 and $ 70,423, respectively. Future minimum rental payments required for each of the 5 succeeding years are as follows:

                Year Ended July 31, 1998          Amount

                                    1999        $   81,756
                                    2000            85,026
                                    2001            88,428
                                    2002            16,277
                                    2003                 0

NOTE 9. CAPITAL STOCK

     The following schedule summarizes the change in capital stock:



                                Common       Common
                                Stock        Stock     A Warrants   A Warrants  Z Warrants
                                Shares         $         Issued          $        Issued
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

     Also, on April 17, 1996, the Board of Directors approved the issuance of 2,500 shares to each of two retiring board members for past services.
                                  -24-

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


NOTE 15. SUBSEQUENT EVENTS


     After July 31, 1998 the Company has purchased the assets of Export Company of America, Inc. (EXCOA), a privately held Fort Lauderdale, Florida-based distributor of disposable medical, dental and veterinary supplies. The major asset of this company was its 45% interest in Ampromed Comercio Importacao E Exportacao Ltda (AMPROMED), a Rio de Janeiro-based import company that sells medical, dental and veterinary supplies and water filtration products to practitioners, retail outlets and government agencies. The Company has acquired the remaining 55% interest in AMPROMED from a private individual. To facilitate this transaction the Company has formed EXCOA Nevada, a 100% owned subsidiary of Innovative Medical Services. This company was incorporated in Nevada. A 99% interest in AMPROMED will be held by EXCOA Nevada, with the remaining 1% of AMPROMED being owned by
     Innovative Medical Services.    The final documents needed for
     AMPROMED to conduct business in Brazil under its new ownership were executed on October 16, 1998. The Company has incurred $1,051,422 of acquisition costs as of July 31, 1998 for these two entities plus an additional $39,900 incurred after the balance sheet date. At July 31, 1998 $514,594 of the acquisition costs incurred relate to the issuance of stock for services. These business combinations occurred after July 31, 1998 and will be accounted for using the purchase method.



NOTE 16.  YEAR 2000

     The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems even though the newly acquired in-house software system is Year 2000 compliant. The Company has established processes for evaluating and managing the risks and costs associated with this problem. The Company is also communicating with suppliers, dealers, financial institutions and others with which it does business to ensure their systems will be Year 2000 compliant. The cost of compliance will be incurred through fiscal year ended July 31, 1999.

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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits
   (3) (i) Articles of Incorporation (Incorporated by reference from Form SB-2 Registration SEC File # 333-00434 effective August 8, 1996)

   (3) (ii) By-Laws of Corporation (Incorporated by reference from Form SB-2 Registration SEC File # 333-00434 effective August 8, 1996)


   (11)     Statement Re: Computation of Per Share Earnings*

   (13)     Subsidiaries of the Registrant*

   (27)     Financial Data Schedule*

* previously filed


B. Reports on Form 8-K: None

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




INNOVATIVE MEDICAL SERVICES                                DATE



/s/ MICHAEL L. KRALL                                     December 14, 1998
--------------------------------                         -----------------
Michael L. Krall, Chairman/President/CEO





Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      NAME                      TITLE                      DATE




/s/ DENNIS BROVARONE          Director                   December 14, 1998
----------------------------                             -----------------
Dennis Brovarone



/s/ GARY BROWNELL             Chief Financial Officer    December 14, 1998
----------------------------  and Director               -----------------
Gary Brownell



/s/ PATRICK GALUSKA           Director                   December 14, 1998
----------------------------                             -----------------
Patrick Galuska



/s/ EUGENE PEISER             Director                   December 14, 1998
----------------------------                             -----------------
Eugene Peiser