Form 10QSB
period 1998-10-31
INNOVATIVE MEDICAL SERVICES
filed 1998-12-15
CIK 1006028

U.S. Securities and Exchange Commission
                        Washington, D.C. 20549

                              Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the period ended October 31, 1998
                         -----------------


[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [No Fee Required]
     For the transition period from _______________ to


     Commission File number 0-21019
                            -------


                      INNOVATIVE MEDICAL SERVICES
                      ---------------------------
            (Name of small business issuer in its charter)



         California                               33-0530289
---------------------------------       ---------------------------------
(State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)



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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 3,916,351 as of December 14, 1998.

INNOVATIVE MEDICAL SERVICES
INDEX

PART 1.   FINANCIAL INFORMATION
          Item 1.   Financial Statements
                    Balance Sheets as of July 31, 1998 and October 31, 1998 Statements of Operations for the three months and nine months ended October 31, 1997 and 1998
                    Statements of Cash Flows for the three months and nine
                         months ended October 31, 1997 and 1998
          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART 2.   OTHER INFORMATION
          Item 1.   Legal Proceedings
          Item 2.   Changes in Securities
          Item 3.   Defaults Upon Senior Securities: None
          Item 4.   Submission of Matters to a Vote of Security Holders: None
          Item 5.   Other information
          Item 6.   Exhibits and Reports on Form 8-K
          Signatures

INNOVATIVE MEDICAL SERVICES

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------
                                                    (UNAUDITED)
                                                    OCTOBER 31      JULY 31
                                                       1998           1998
                                                  ---------------------------
ASSETS
Current Assets
   Cash and cash equivalents                       $    41,567   $    48,250
   Restricted cash                                     204,722       206,230
   Accounts receivable, net of allowance
      for doubtful accounts of $17,850                 637,037       276,619
   Notes receivable                                    123,428       106,918
   Inventories                                         525,341       360,566
   Prepaid expenses                                     10,526        11,556
                                                   -----------   -----------

      Total current assets                           1,542,620     1,010,139
                                                   -----------   -----------

Property, Plant and Equipment
   Property, plant and equipment                       810,079       791,599
                                                   -----------   -----------

      Total property, plant and equipment              810,079       791,599
                                                   -----------   -----------

Noncurrent Assets
   Deposits                                             17,075        14,075
   Patents and licenses                                405,077        57,806
   Goodwill                                            261,322             -
   Other intangible assets                             360,000             -
   Deferred acquisition costs                           45,430     1,096,852
                                                   -----------   -----------

      Total noncurrent assets                        1,088,904     1,168,733
                                                   -----------   -----------

   Total assets                                    $ 3,441,603   $ 2,970,471
                                                   ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                $   656,458   $   495,287
   Accrued liabilities                                   5,647        47,060
   Notes payable                                       508,620       294,986
                                                   -----------   -----------

      Total current liabilities                      1,170,724       837,333
                                                   -----------   -----------

Long-Term Debt                                               -             -
                                                   -----------   -----------

Stockholders' Equity
   Class A common stock, no par value:
      authorized 20,000,000 shares, issued
      and outstanding 3,916,351                      6,125,718     6,125,718
   Class A warrants: issued and outstanding
      3,687,500 warrants                               108,750       108,750
   Accumulated deficit                              (3,963,589)   (4,101,330)
                                                   -----------   -----------

      Total stockholders' equity                     2,270,879     2,133,138
                                                   -----------   -----------

   Total liabilities and stockholders' equity      $ 3,441,603   $ 2,970,471
                                                   ===========   ===========

INNOVATIVE MEDICAL SERVICES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
-----------------------------------------------------------------------------

                                                  FOR THE THREE MONTHS ENDED
                                                           OCTOBER 31,
                                                       1998          1997
                                                  ---------------------------
Net sales                                          $   795,519   $   435,259
Cost of sales                                          282,289       248,418
                                                   -----------   -----------

Gross profit                                           513,230       186,841
                                                   -----------   -----------

Selling expenses                                        71,306       152,463
General and administrative expenses                    268,638       389,199
Research and development                                38,037        53,265
                                                   -----------   -----------

Total operating costs                                  377,982       594,927
                                                   -----------   -----------

Operating income (loss)                                135,248      (408,086)
                                                   -----------   -----------

Other income and (expense)
   Interest income                                       2,693             -
   Miscellaneous income                                      -        21,709
                                                   -----------   -----------

Total other income (expense)                             2,693        21,709
                                                   -----------   -----------

Income (loss) before income taxes                      137,941      (386,377)

Federal and state income taxes                             200           200
                                                   -----------   -----------

Net income (loss)                                  $   137,741   $  (386,577)
                                                   ===========   ===========


Net income per common share (primary)              $      0.04   $     (0.11)
                                                   ===========   ===========
Net income per common share (fully diluted)        $      0.02   $     (0.07)
                                                   ===========   ===========

 CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICITS
-----------------------------------------------------------------------------
                                                   (UNAUDITED)
                                                  THREE MONTHS
                                                      ENDED       YEAR ENDED
                                                    OCTOBER 31     JULY 31
                                                      1998           1998
                                                  ---------------------------

Balance, beginning of period                       $(4,101,330)  $(2,198,588)

Net income (loss)                                      137,741    (1,902,742)
                                                   -----------   -----------

Balance, end of period                             $(3,963,589)  $(4,101,330)
                                                   ===========   ===========

INNOVATIVE MEDICAL SERVICES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
-----------------------------------------------------------------------------

                                                  FOR THE THREE MONTHS ENDED
                                                          OCTOBER 31,
                                                       1998          1997
                                                  --------------------------
Cash flows from operating activities
   Net income (loss)                               $   137,741   $  (386,577)

   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation                                      35,786        27,542
   Changes in assets and liabilities:
      (Increase) decrease in restricted cash             1,507             -
      (Increase) decrease in accounts
       receivable                                     (360,418)     (204,059)
      (Increase) decrease in notes receivable          (16,510)     (130,105)
      (Increase) decrease in prepaid expense             1,030        32,568
      (Increase) decrease in inventory                (164,775)      (43,005)
      (Increase) decrease in deposits                   (3,000)            -
      (Increase) decrease in patents and
       licenses                                       (347,271)            -
      (Increase) decrease in deferred
       acquisition costs                             1,051,422       (21,069)
      Increase (decrease) in accounts payable          161,171       123,507
      Increase (decrease) in accrued liabilities       (41,413)      (33,163)
                                                   -----------   -----------

         Net cash provided (used) by operating
            activities                                 455,269      (634,361)
                                                   -----------   -----------

Cash flows from investing activities
   Goodwill                                           (261,322)            -
   Other intangible assets                            (360,000)            -
   Purchase of property, plant and equipment           (54,266)      (70,215)
                                                   -----------   -----------

         Net cash (used) in investing
            activities                                (675,588)      (70,215)
                                                   -----------   -----------

Cash flows from financing activities
   Increase (decrease) in notes payable                213,634          (792)
                                                   -----------   -----------

         Net cash provided by financing
            activities                                 213,634          (792)
                                                   -----------   -----------

         Net increase (decrease) in cash and
            cash equivalents                            (6,683)     (705,368)

Cash and cash equivalents at beginning of period        48,250     1,982,660
                                                   -----------   -----------

Cash and cash equivalents at end of period         $    41,567   $ 1,277,292
                                                   ===========   ===========

Interest Paid                                      $     9,797   $       120

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited and unaudited financial statements of the Company.

OVERVIEW
Innovative Medical Services, through an aggressive, growth-oriented business strategy, has built a strong market presence in the manufacturing and marketing of pharmacy efficiency products, as well as water filtration systems. Since its founding in August 1992, and subsequent to its initial public offering in August 1996, the Company has invested in its research and development department, production facilities and sales and marketing resources. The Company's principal products are the Pharmapure(R) pharmacy water purification system, the Fillmaster(R) dispensing units for reconstituting oral suspensions, and the Nutripure(R) line of residential drinking water systems. The Company also markets, for all water filtration products, proprietary filters that require changing at intervals of nine to twelve months. Filter replacements represent a significant continuing source of revenue to the Company.

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

Innovative Medical Services' customer base for its pharmaceutical water purification systems includes Wal-Mart, Walgreens, American Stores, Eckerd, Kroger, Fred Meyer, Target and CVS, and IMS' expertise in pharmaceutical water systems provides a strong foundation for its "pharmacist recommended" Nutripure line of residential water filtration systems. The Company's Nutripure Elite reverse osmosis residential water system usually retails for $499, and is available as either a convenient, compact, unit easily installed beneath the sink, or as an attractive, counter-top appliance requiring no installation. The Nutripure 2000 countertop water filter retails for $79.99 and competes with PUR(R), Brita(R) and Culligan(R) products.

In December, the Company launched a major internet marketing strategy beginning with its new internet shopping sites and its links to Lycos(R), Excite(R), Netscape(R), Info Seek(R) and Alta Vista(R). The Company's opened its first online store on Yahoo!(R) Store at STORES.YAHOO.COM/NUTRIPURE, from which all of the Company's residential and pharmacy water systems may be purchased. The Company's products, including the popular Nutripure(R) 2000 residential water filtration system, may also be purchased from its recently expanding corporate web site at WWW.IMSPURE.COM.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 1998 VERSUS THREE MONTHS ENDED OCTOBER 31, 1997
Revenues of $795,500 in the first quarter ended October 31, 1998 were 83% higher than the $435,300 in revenues reported for the same quarter ended October 31, 1997. Fillmaster

Purification System sales in the 1998 quarter were $620,100 and replacement filter sales were $157,600. In the 1997 quarter, Fillmaster Purification System sales were $290,000 and replacement filter sales were $125,000. The 115% increase in system sales was largely due to the popularity of the new electronic dispenser. The 26% increase in replacement filter sales was expected due to the continually increasing number of Fillmaster(R) Purification Systems in use.

Gross profit in the most recent quarter was $513,200 versus $186,800 in the year-earlier quarter. Gross profit percentage of 65% in the 1998 quarter was higher versus the 43% gross profit percentage in the 1997 quarter. The gross profit percentage increase reflects an increased proportion of filter sales (associated with higher margins) during the quarter, new product launch pricing, and lower component costs resulting from economies of scale realized with volume purchasing.

Income for the quarter ended October 31, 1998 was $137,700 versus a net loss of $386,600 for the same quarter in 1997. The increased income was due to increased sales of Fillmaster pharmacy water purification and dispensing systems and disposable filter replacements, and to growing revenues from sales of new products, including the Nutripure line of residential water filtration systems.


LIQUIDITY AND CAPITAL RESOURCES
During the three months ended October 31, 1998, the Company's current assets to liabilities ratio rose from 1.21 to 1.32. Current assets increased $532,500 from $1,010,100 to 1,542,600. Current assets at October 31, 1998 include an increase of $360,400 of accounts receivable on higher sales volume. Inventories increased $164,700 from $360,600 to $525,300 on anticipation of increased sales of the new electronic dispenser. Current liabilities increased $333,400 from $837,300 to $1,170,700. The increase in current liabilities was the result of increased accounts payable associated with a corresponding increase in inventories. Also, the company established an additional credit facility during the period on which it has drawn $260,900.

Cash flows provided from operations were $455,300 in the first three months of fiscal year 1998. Cash flows used from operations were a negative $634,400 for the same period in 1997. For those periods, cash flows used in investing activities included, respectively, $54,300 and $70,200 for the purchase of machinery and equipment and for leasehold improvements. Cash flows used in investing activities for the recent quarter also consisted of $261,300 of goodwill and $360,000 of other intangible assets related to the purchase of EXCOA, a privately held Florida-based distributor, and AMPROMED, a Rio de Janeiro-based import company. The purchase did not have a material impact on the income statement of the Company for the quarter. The total decrease in cash and cash equivalents for the 1998 three month period was $6,700.

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

Several of the Parties, including the Company, had filed Motions to Dismiss the Zedburn and Reitz claims and the Company's counterclaims. A hearing on the Motions was held on October 1, 1998. On November 23, 1998, the judge ruled on the various motions. The judge denied the Company's motion to dismiss the Zedburn claim and granted the Company's motion to dismiss Mr. Reitz's claim. The judge granted motions to dismiss certain of the Company's claims for rescission, constructive trust, and attorney's fees and denied motions to dismiss the principal count of the Company's claims including the Company's allegation that a contingent fee contract to perform an audit is a violation of state and federal law. The judge also granted one defendant's motion to dismiss the Company's RICO claim for failure to allege sufficient facts to sustain the claim. All parties were granted twenty days to amend their pleadings to correct the deficiencies as stated in the judge's orders. The Company intends to amend its complaint as to the one dismissed Defendant and to vigorously pursue a trial in the State Court action as soon as possible.

The Company has neither accrued a liability in its financial statements regarding this litigation nor disclosed the matter in the footnotes thereof. The Company has not done so because it does not believe there is any merit to Zedburn's claims and that the likelihood that the Company will realize a loss from these matters is believed remote. In addition, the Company believes that in the unlikely event that the Company settles, the amount of any such settlement would not be material to the Company's financial statements.

ITEM 2.
CHANGES IN SECURITIES

During the quarter in August 1998 the Company issued an option to acquire 40,000 shares of common stock to Glenn Hall in connection with a Consulting Agreement regarding the Company's debt and receivable financing. The option is non-transferable and permits the holder to acquire the shares for $0.625 per share on or before August 3, 2003 and provided a registration statement covering the underlying shares is effective at the time of exercise. In November 1998, the Company issued an option to acquire 300,000 shares of common stock to The Minneapolis Company, Inc., in
connection with an investment banking agreement.   The option is non-
transferable and permits the holder to acquire the shares for $1.1875 per share. The option shall be exercisable upon the effective date of a registration statement covering the underlying shares and expire as to 100,000 shares sixty days after the effective date; 100,000 shares one hundred twenty days after the effective date; and 100,000 shares one hundred eighty days after the effective date. The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, in that the options are non-transferable and were issued with restrictive legends.

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


                         INNOVATIVE MEDICAL SERVICES
                         (Registrant)

                         By:/s/ MICHAEL L. KRALL
                            ----------------------------------------
                              Michael L. Krall, President/CEO


                         By:/s/ GARY BROWNELL
                            ----------------------------------------
                              Gary Brownell, Chief Financial Officer