Form 10QSB
period 1999-01-31
INNOVATIVE MEDICAL SERVICES
filed 1999-03-16
CIK 1006028

U.S. Securities and Exchange Commission
                        Washington, D.C. 20549

                              FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the period ended January 31, 1999
                          ----------------


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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 4,149,476 as of March 15, 1999.

Innovative Medical Services
INDEX

PART 1.   FINANCIAL INFORMATION
          Item 1.   Financial Statements
                    Balance Sheets as of July 31, 1998 and January 31, 1999 Statements of Operations for the three months and nine months ended January 31, 1998 and 1999
                    Statements of Cash Flows for the three months and nine
                         months ended January 31, 1998 and 1999
          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART 2.   OTHER INFORMATION
          Item 1.   Legal Proceedings
          Item 2.   Changes in Securities
          Item 3.   Defaults Upon Senior Securities: None
          Item 4.   Submission of Matters to a Vote of Security Holders: None
          Item 5.   Other information
          Item 6.   Exhibits and Reports on Form 8-K
          Signatures

INNOVATIVE MEDICAL SERVICES
BALANCE SHEETS
----------------------------------------------------------------------------
                                                   (unaudited)
                                                   January 31,     July 31,
                                                      1999           1998
ASSETS                                                ----           ----
Current Assets
   Cash and cash equivalents                       $    18,877   $    48,250
   Restricted cash                                     203,589      $206,230
   Accounts receivable, net of allowance
      for doubtful accounts of $17,850                 719,363       276,619
   Notes receivable                                    125,079       106,918
   Inventories                                         564,282       360,566
   Prepaid expenses                                     24,101        11,556
                                                   -----------   -----------

   Total current assets                              1,655,291     1,010,139
                                                   -----------   -----------

Property, Plant and Equipment
   Property, plant and equipment                       808,587       791,599
                                                   -----------   -----------

      Total property, plant and equipment              808,587       791,599
                                                   -----------   -----------


Noncurrent Assets
   Deposits                                             18,525        14,075
   Patents and licenses                                405,077        57,806
   Goodwill                                            261,322             -
   Other intangible asstes                             360,000             -
   Deferred acquisition costs                           45,430     1,096,852
                                                   -----------   -----------

      Total noncurrent assets                        1,090,354     1,168,733
                                                   -----------   -----------

   Total assets                                    $ 3,554,232   $ 2,970,471
                                                   ===========   ===========

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
   Account payable                                 $   545,286   $   495,287
   Accrued liabilities                                   5,449        47,060
   Notes payable                                       552,204       294,986
                                                   -----------   -----------

      Total current liabilities                      1,102,939       837,333
                                                   -----------   -----------

Long-Term Debt                                               -             -
                                                   -----------   -----------

Stockholders' Equity
   Class A common stock, no par value:
      authorized 20,000,000 shares, issued
      and outstanding 4,149,476 at January 31,
      1999 and 3,916,351 at July 31, 1998            6,149,730     6,125,718
   Class A warrants: issued and outstanding
      3,687,500 warrants                               108,750       108,750
   Accumulated deficit                              (3,807,187)   (4,101,330)
                                                   -----------   -----------

      Total stockholders' equity                     2,451,293     2,133,138
                                                   -----------   -----------

   Total liabilities and stockholders' equity      $ 3,554,232   $ 2,970,471
                                                   ===========   ===========

INNOVATIVE MEDICAL SERVICES
STATEMENTS OF INCOME (Unaudited)
----------------------------------------------------------------------------

                                 For the Three            For the Six
                                 Months Ended             Months Ended
                                  January 31               January 31
                               1999        1998         1999        1998
                            ------------------------ ------------------------

Net sales                    $  767,979  $  423,790   $1,563,498  $  859,048
Cost of sales                   271,631     267,750      553,920     516,167
                             ----------  ----------   ----------  ----------

Gross profit                    496,348     156,040    1,009,578     342,881
                             ----------  ----------   ----------  ----------

Selling expenses                116,466     221,826      187,772     374,289
General and Administrative
 expenses                       179,067     310,712      447,705     699,911
Research and development         46,902      39,321       84,939      92,586
                             ----------  ----------   ----------  ----------

Total operating costs           342,435     571,859      720,416   1,166,786
                             ----------  ----------   ----------  ----------

Operating income (loss)         153,913    (415,819)     289,162    (823,905)
                             ----------  ----------   ----------  ----------

Other income and (expense)
Interest income                   2,688           -        5,381           -
Dividend income                       -       7,894            -      29,603
                             ----------  ----------   ----------  ----------

Total other income (expense)      2,688       7,894        5,381      29,603
                             ----------  ----------   ----------  ----------

Income (loss) before income
 taxes                          156,601    (407,925)     294,543    (794,302)

Federal and state income taxes      200         200          400         400
                             ----------  ----------   ----------  ----------

Net income (loss)            $  156,401  $ (408,125)  $  294,143  $ (794,702)
                             ==========  ==========   ==========  ==========


Net income per common
 share(primary)              $     0.04  $    (0.10)  $     0.07  $    (0.20)
                             ==========  ==========   ==========  ==========
Net income per common
 share (diluted)             $     0.02  $    (0.07)  $     0.04  $    (0.13)
                             ==========  ==========   ==========  ==========

STATEMENTS OF ACCUMULATED DEFICITS
----------------------------------------------------------------------------

                                                   (unaudited)
                                                   Six Months
                                                     Ended        Year Ended
                                                   January 31       July 31
                                                      1999           1998
                                                  ---------------------------

Balance, beginning of period                       $(4,101,330)  $(2,198,588)

Net income (loss)                                      294,143    (1,902,742)
                                                   -----------   -----------

Balance, end of period                             $(3,807,187)  $(4,101,330)
                                                   ===========   ===========

INNOVATIVE MEDICAL SERVICES
STATEMENTS OF CASH FLOWS (Unaudited)
----------------------------------------------------------------------------


                                                   For The Six Months Ended
                                                          January 31
                                                      1999          1998
                                                   ------------------------

Cash flows from operating activities
   Net income (loss)                               $   294,143   $  (794,702)

   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation                                      70,550        58,044
      Stock issued for services                              -       450,000
   Changes in assets and liabilities:
      (Increase) decrease in restricted cash             2,641             -
      (Increase) decrease in accounts receivable      (442,744)      (55,651)
      (Increase) decrease in notes receivable          (18,161)     (392,129)
      (Increase) decrease in prepaid expense           (12,545)       54,696
      (Increase) decrease in inventory                (203,716)      (61,412)
      (Increase) decrease in deposits                   (4,450)      (48,000)
      (Increase) decrease in patent costs             (347,271)            -
      (Increase) decrease in deferred
       acquisition costs                             1,051,422      (433,101)
      Increase (decrease) in accounts payable           49,999        62,148
      Increase (decrease) in notes payable             257,216        94,025
      Increase (decrease) in accrued liabilities       (41,610)      (63,295)
                                                   -----------   -----------

           Net cash provided (used) by
                operating activities                   655,474    (1,129,377)
                                                   -----------   -----------

Cash flows from investing activities
   Purchase of property, plant and equipment           (87,538)     (165,899)
   Purchase of goodwill                               (261,322)            -
   Purchase of other intangible assets                (360,000)            -
                                                   -----------   -----------

           Net cash (used) in investing
                activities                            (708,860)     (165,899)
                                                   -----------   -----------

Cash flows from financing activities
   Increase (decrease) in long-term notes payable            -        (1,589)
   Sales of common stock                                24,013             -
                                                   -----------   -----------
                                                             -
           Net cash provided by financing
                activities                              24,013        (1,589)
                                                   -----------   -----------

           Net increase (decrease) in cash
                and cash equivalents                   (29,373)   (1,296,865)

Cash at beginning of period                             48,250     1,982,660
                                                   -----------   -----------

Cash at end of period                              $    18,877   $   685,795
                                                   ===========   ===========

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

Innovative Medical Services' customer base for its pharmaceutical water purification systems includes Wal-Mart, Walgreens, American Stores, Eckerd, Kroger, Fred Meyer, Target and CVS, and IMS' expertise in pharmaceutical water systems provides a strong foundation for its "pharmacist recommended" Nutripure line of residential water filtration systems. The Company's Nutripure Elite reverse osmosis residential water system usually retails for $499, and is available as either a convenient, compact, unit easily installed beneath the sink, or an attractive, counter-top appliance requiring no installation. The Nutripure 2000 countertop water filter retails for $79.99 and competes with PUR(R), Brita(R) and Culligan(R) products.

In December, the Company launched a major internet marketing strategy beginning with its new internet shopping sites and its links to Lycos(R), Excite(R), Netscape(R), Info Seek(R) and Alta Vista(R). The Company's opened its first online store on Yahoo!(R) Store at STORES.YAHOO.COM/NUTRIPURE, from which all of the Company's residential and pharmacy water systems may be purchased. The Company's products, including the popular Nutripure(R) 2000 residential water filtration system, may also be purchased from its recently expanding corporate web site at WWW.IMSPURE.COM. The Company also contracted with Yahoo!(R), Lycos(R) and AOL.com(R) to develop an internet advertising campaign to dramatically increase brand awareness of Nutripure 2000 and to drive targeted consumers to the online store sites.

Also in December, the Company placed its Nutripure 2000 countertop water filtration system in approximately 100 Fred Meyer stores. After tracking sale rates from its December opening order for stores in the Portland and Seattle regions, Fred Meyer has begun reordering in multi-case lots for those stores and has expanded retail placement of Nutripure 2000 to all Fred Meyer Stores. Innovative Medical Services continues to negotiate placement in other regional and national chains.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 1999 VERSUS THREE MONTHS ENDED 31 JANUARY, 1998
Revenues of $768,000 in the first quarter ended January 31, 1999 were 81% higher than the $424,800 in revenues reported for the same quarter ended January 31, 1998. Fillmaster Purification System sales in the 1999 quarter were $475,400 and replacement filter sales were $260,100. In the 1998 quarter, Fillmaster Purification System sales were $289,000 and replacement filter sales were $113,000. The 64%increase in systems sales was largely due to the popularity of the new electronic dispenser. The 130% increase in replacement filter sales was expected due to the continually increasing number of Fillmaster(R) Purification Systems in use.

Gross profit in the most recent quarter was $496,300 versus $156,000 in the year-earlier quarter. Gross profit percentage of 65% in the 1998 quarter was higher versus the 37% gross profit percentage in the 1998 quarter. The gross profit percentage increase reflects the increased proportion of dispenser and filter sales associated with higher margins during the quarter.

Income for the quarter ended January 31, 1999 was $156,400 versus a net loss of $408,100 for the same quarter in 1998. The increased income was due to increased sales of Fillmaster pharmacy water purification and dispensing systems and disposable filter replacements, and to growing revenues from sales of new products, including the Nutripure line of residential water filtration systems.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 1999 VERSUS SIX MONTHS ENDED JANUARY 31, 1998
Revenues of $1,563,500 in the six months ended January 31, 1999 were 82% higher than the $859,000 in revenues reported for the six months ended January 31, 1998. Fillmaster(R) Purification System sales in the six months ended January 31, 1999 were $1,099,500 and replacement filter sales were $417,700. In the prior period, Fillmaster(R) Purification System sales were $579,000 and replacement filter sales were $238,000. Sales of filters rose 143% in fiscal 1998/99 as expected due to the continually increasing number of Fillmaster(R) Purification Systems in use.

Gross profits for the six months ended January 31, 1999 were $1,009,600 versus $342,900 in 1997/98. The gross profit of 65% in 1998/99 was higher versus the 39% gross profit in 1997/98. The gross profit increase reflects increased filter sales in the recent six-month period. As the number of Fillmaster(R) system installations increases, so does the volume of replacement filter sales. The Company anticipates a strong influx of filter orders in the coming months resulting from sales of systems during the second half of fiscal 1997/98.

Net income for first six months ended January 31, 1999 was $294,100 versus a net loss of $794,700 for the same period last year. This turnaround was the result of increased sales and improved gross profit margins. Also, while increasing sales, the Company cut Selling Expenses by $186,500, or 50%, from $374,300 in the prior six-month period to $187,800 in the current period. The Company also reduced General and Administrative expenses by $252,200, or 36%, from

$699,900 to $447,700. The Company expensed $84,900 of Research and Development costs associated with production and development of new products during the current six-month period.

LIQUIDITY AND CAPITAL RESOURCES
During the six months ended January 31, 1999, the Company's current assets to liabilities ratio rose from 1.21 to 1.50. Current assets increased $645,200 from $1,010,100 to $1,655,300. Current assets at January 31, 1999 include an increase of $442,800 of accounts receivable due mainly to a large order from a major drug store chain during the quarter. Inventories increased $203,700 from $360,600 to $564,300 on anticipation of increased sales of the new electronic dispenser. Current liabilities increased $265,600 from $837,300 to $1,102,900. The increase in current liabilities was the result of increased accounts payable associated with a corresponding increase in inventories. Also, the company established an additional credit facility during the period on which it has drawn $202,700.

Cash flows from operations were $294,100 in the first six months of fiscal year 1998/99. Cash flows used from operations were a negative $794,700 for the same period in 1997/98. For those periods, cash flows used in investing activities included, respectively, $87,500 and $165,900 for the purchase of machinery and equipment and for leasehold improvements. Cash flows used in investing activities for the recent quarter also included $261,300 of goodwill and $360,000 of other intangible assets related to the purchase of EXCOA, a privately held Florida based distributor, and AMPROMED a Rio de Janeiro based import company. The purchase did not have a material impact on the income statement of the company for the period. The company has temporarily minimized its current activity in Brazil due to recent economic developments in the region. The total decrease in cash and cash equivalents for the 1999 six month period was $29,400 as compared to decrease of $1,296,900 during the same period in 1998. *

PART 2    OTHER INFORMATION

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

The Company believes that the defendants had perpetrated similar schemes against other parties. The Company believes that it has substantially completed discovery and complied compelling evidence to prove its claims. Several of the Defendants filed Motions to Dismiss the Company's counterclaims. A hearing on the Motions was held on October 1, 1998. Certain of the Motions were granted pending the Company's amendment of its Counterclaim. The Company amended its Counterclaims in accordance with the judge's rulings. Certain Defendants filed second Motions to Dismiss the amended counterclaims. A hearing on these latest motions is scheduled for March 1999. It is the Company's belief that the latest Motions to Dismiss will be denied and it is the Company's intention to vigorously pursue a trial in the State Court action as soon as possible.

The Company has neither accrued a liability in its financial statements regarding this litigation nor disclosed the matter in the footnotes thereof. The Company has not done so because it does not believe there is any merit to Mr. Reitz's claims and that the likelihood that the Company will realize a loss from these matters is believed remote. In addition, the Company believes that in the unlikely event that the Company settles, the amount of any such settlement would not be material to the Company's financial statements. *

ITEM 2.
CHANGES IN SECURITIES
None

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