Form 10QSB
period 1999-04-30
INNOVATIVE MEDICAL SERVICES
filed 1999-06-14
CIK 1006028

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended April 30, 1999


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from to


     Commission File number 0-21019


                          INNOVATIVE MEDICAL SERVICES
                          ---------------------------
                 (Name of small business issuer in its charter)

            California                           33-0530289
    ------------------------------     --------------------------------
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

     Check  whether  the issuer (1) filed all reports to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 4,392,242 as of June 11, 1999.

INNOVATIVE MEDICAL SERVICES
INDEX

PART 1.       FINANCIAL INFORMATION
              Item 1.   Financial Statements
                        Balance Sheets as of July 31, 1998 and April 30, 1999 Statements of Operations for the three months and nine months ended April 30, 1998 and 1999
                        Statements of Cash Flows for the three  months and nine
                            months  ended April 30, 1998 and 1999
              Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART 2.       OTHER INFORMATION
              Item 1.  Legal Proceedings
              Item 2.  Changes in Securities
              Item 3.  Defaults Upon Senior Securities: None
              Item 4.  Submission of Matters to a Vote of Security Holders: None
              Item 5.  Other information
              Item 6.  Exhibits and Reports on Form 8-K
              Signatures

The interim financial statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.


INNOVATIVE MEDICAL SERVICES
BALANCE SHEETS
--------------------------------------------------------------------------------

                                        (unaudited)
ASSETS                                  April 30, 1999          July 31, 1998
                                        --------------          -------------
Current Assets
  Cash and cash equivalents              $     155,572           $     48,250
  Restricted cash                              104,805                206,230
  Accounts receivable, net of
     allowance for doubtful
     accounts of $17,850                     1,297,684                276,619
  Notes receivable                             190,317                106,918
  Inventories                                  422,661                360,566
  Prepaid expenses                              12,636                 11,556
                                                ------                 ------

Total current assets                         2,183,675              1,010,139
                                             ---------              ---------

Property, Plant and Equipment
  Property, plant and equipment                796,227                791,599
                                               -------                -------

    Total property, plant and equipment        796,227                791,599
                                               -------                -------
Noncurrent Assets
  Deposits                                      18,525                 14,075
  Patents and licenses                         424,946                 57,806
  Goodwill                                     258,055                      -
  Other intangible assets                      355,500                      -
  Deferred acquisition costs                    45,431              1,096,852
                                                ------              ---------

     Total noncurrent assets                 1,102,457              1,168,733
                                             ---------              ---------

  Total assets                             $ 4,082,359            $ 2,970,471
                                           ===========            ===========

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
   Accounts payable                          $ 424,233              $ 495,287
   Accrued liabilities                           3,133                 47,060
   Notes payable                               656,159                294,986
                                               -------                -------

      Total current liabilities              1,083,525                837,333
                                             ---------                -------

Long-Term Debt                                       -                      -
                                             ---------                -------

Stockholders' Equity
  Class A common stock, no par value:
    authorized 20,000,000 shares, issued
    and outstanding 4,392,242 at
    April 30, 1999 and 3,916,351 at
    July 31, 1998                            6,500,955              6,125,718
  Class A warrants: issued and
    outstanding 3,687,500 warrants             108,750                108,750
  Accumulated deficit                       (3,610,871)            (4,101,330)
                                            ----------             ----------

       Total stockholders' equity            2,998,834              2,133,138
                                             ---------              ---------

   Total liabilities and stockholders'
     equity                                $ 4,082,359            $ 2,970,471
                                           ===========            ===========

INNOVATIVE MEDICAL SERVICES
STATEMENTS OF INCOME (Unaudited)
--------------------------------------------------------------------------------


                                             For the Three Months Ended   For the Nine Months Ended
                                                  April 30                      April 30
                                             1999           1998           1999           1998
                                             -------------------------    ------------------------
Net sales                                  $ 1,169,903     $ 291,348     $ 2,733,401     $ 1,150,396
Cost of sales                                  496,960       168,778       1,050,880         684,945
                                               --------      --------      ----------        -------

Gross profit                                   672,943       122,570       1,682,521         465,451
                                               --------      --------      ----------        -------

Selling expenses                               101,256       164,658         289,028         538,947
General and administrative expenses            342,964       953,597         790,669       1,653,508
Research and development                        34,923       102,605         119,862         195,191
                                                -------      --------        --------        -------

Total operating costs                          479,143     1,220,860       1,199,559       2,387,646
                                               --------    ----------      ----------      ---------


Operating income (loss)                        193,800    (1,098,290)       482,962       (1,922,195)
                                               --------   -----------       --------      -----------

Other income and (expense):
Interest income                                  2,716             -           8,097               -
Dividend income                                      -         7,211               -          36,814
                                                 ------        ------         ------         -------

Total other income (expense)                     2,716         7,211           8,097          36,814
                                                 ------        ------          ------         ------


Income (loss) before income taxes              196,516    (1,091,079)        491,059      (1,885,381)

Federal and state income taxes                     200           200             600             600
                                                -------      --------         -------       ---------

Net income (loss)                            $ 196,316  $ (1,091,279)      $ 490,459      (1,885,981)
                                             ========== =============      ==========    ============


Net income per common share(primary)            $ 0.05       $ (0.28)         $ 0.12         $ (0.51)
                                                ======       =======          ======         =======
Net income per common share (fully diluted)     $ 0.03       $ (0.18)         $ 0.07         $ (0.32)
                                                =======      ========         =======        ========



STATEMENTS OF ACCUMULATED DEFICITS
--------------------------------------------------------------------------------

                                            (Unaudited)
                                            Nine Months
                                               Ended             Year Ended
                                              April 30             July 31
                                                1999                1998
                                           -------------------------------------

Balance, beginning of period                $ (4,101,330)       $ (2,198,588)

Net income (loss)                                490,459          (1,902,742)
                                                 --------         -----------

Balance, end of period                      $ (3,610,871)       $ (4,101,330)
                                            =============       =============

INNOVATIVE MEDICAL SERVICES
STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                         For the Nine Months Ended
                                                                  April 30
                                                        1999                 1998
                                                    ---------------------------------
Cash flows from operating activities
 Net income (loss)                               $     490,459         $  (1,885,981)

 Adjustments  to  reconcile  net
 income to net cash provided by operating activities:
   Depreciation                                        116,189                90,087
   Stock issued for services                                 -               450,000
Changes in assets and liabilities:
 (Increase) decrease in restricted cash                101,425                     -
 (Increase) decrease in accounts receivable         (1,021,065)               36,175
 (Increase) decrease in notes receivable               (83,399)             (472,816)
 (Increase) decrease in prepaid expense                 (1,080)              578,331
 (Increase) decrease in inventory                      (62,095)             (101,517)
 (Increase) decrease in deposits                        (4,450)                7,345
 (Increase) decrease in patent costs                  (367,140)              (13,000)
 (Increase) decrease in deferred acquisition costs   1,051,422              (468,124)
 Increase (decrease) in accounts payable               (71,054)              112,506
 Increase (decrease) in notes payable                  361,172               179,648
 Increase (decrease) in accrued liabilities            (43,928)              (10,933)
                                                   ------------        ---------------
    Net cash provided (used) by operating
       activities                                      466,456            (1,498,279)
                                                   ------------        ---------------

Cash flows from investing activities
  Purchase of property, plant and equipment           (120,817)             (179,081)
  Purchase of goodwill                                (258,055)                    -
  Purchase of other intangible assets                 (355,500)                    -
                                                   ------------        ---------------

      Net cash (used) in investing activities         (734,372)             (179,081)
                                                   ------------        ---------------

Cash flows from financing activities
  Increase (decrease) in long-term notes payable             -                (2,378)
  Sale of common stock                                 375,238                     -
                                                   ------------        ---------------

       Net cash provided by financing activities       375,238                (2,378)
                                                   ------------        ---------------

       Net increase (decrease) in cash and cash
           equivalents                                 107,322            (1,679,738)

Cash at beginning of period                             48,250             1,982,660
                                                   ------------        ---------------

Cash at end of period                                $ 155,572             $ 302,922
                                                   ============        ================

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

In the second quarter, the Company launched a major internet marketing strategy beginning with its new internet shopping sites and its links to Lycos(R), Excite(R), Netscape(R), Info Seek(R) and Alta Vista(R). The Company's opened its first online store on Yahoo!(R) Store at stores.yahoo.com/nutripure, from which all of the Company's residential and pharmacy water systems may be purchased.


Also in the second quarter, the Company placed its Nutripure 2000 countertop water filtration system in approximately 100 Fred Meyer stores. After tracking sale rates from its December opening order for stores in the Portland and Seattle regions, Fred Meyer has begun reordering in multi-case lots for those stores and has expanded retail placement of Nutripure 2000 to all Fred Meyer Stores. Innovative Medical Services continues to negotiate placement in other regional and national chains.

During the third quarter, the Company introduced the ScanMaster(TM). Developed as an enhancement to the Company's popular Fillmaster 1000e computerized pharmaceutical water dispenser, the ScanMaster enhances prescription dispensing by adding the assurance and efficiency of bar code reading technology. Users simply scan a prescription's NDC bar code in front of the dispenser and the Fillmaster 1000e displays the product name and required water quantity. The prescription is then dispensed with one touch of button. The ScanMaster's database contains proprietary and generic oral drug types by manufactures including Bristol-Meyers Squibb Co. (NYSE: BMY), Apothecon, SmithKline Beecham (NYSE: SBH), Wyeth-Ayerst Laboratories, Eli Lilly & Co. (NYSE: LLY) and many others.

The Company continued its progress on two major projects which, when fully launched, should create significant quantum growth for the Company: 1) Nutripure 2000CT countertop water filtration system and 2) expansion of the Company's online retailing intiative through the addition of vitamins and supplements to the Company's existing product line. The Nutripure 2000CT residential countertop water filtration system has been very well received by the mass merchandisers and is undergoing final evaluations in several chains. The online retailing expansion to include vitamins and supplements should be completed within 60 days. Both retail programs are strongly supported by IMS' internet market presence, and the Company expects these two projects to dramatically accelerate the Company's growth. As mentioned earlier, marketing for the Company's products is supported by consumer targeted, e-commerce advertising campaigns on AOL(R) (NYSE: AOL), Yahoo(R) (NASDAQ: YHOO) and Lycos(R) (NASDAQ: LCOS). The Company's products can be purchased online from IMS' Yahoo!(R) Store at stores.yahoo.com/nutripure or from its web site at www.imspure.com.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 1999 VERSUS THREE MONTHS ENDED APRIL 30, 1998
Revenues of $1,169,900 in the third quarter ended April 30, 1999 were 302% higher than the $291,300 in revenues reported for the same quarter ended April 30, 1998. Fillmaster Purification System sales in the 1999 quarter were $922,100 and replacement filter sales were $247,800. In the 1998 quarter, Fillmaster Purification System sales were $138,000 and replacement filter sales were $111,500. The 568%increase in systems sales was largely due to the popularity of the new electronic dispenser. The 122% increase in replacement filter sales was expected due to the continually increasing number of Fillmaster(R)Purification Systems in use.

Gross profit in the most recent quarter was $672,900 versus $122,600 in the year-earlier quarter. Gross profit percentage of 58% in the 1999 quarter was higher versus the 42% gross profit percentage in the 1998 quarter. The gross profit percentage increase reflects the increased proportion of electronic dispenser and filter sales associated with higher margins during the quarter.

Income for the quarter ended April 30, 1999 was $196,300 versus a net loss of $(1,091,300) for the same quarter in 1998. The increased income was due to increased sales of Fillmaster pharmacy water purification and dispensing systems and disposable filter replacements, and to growing revenues from sales of new products, including the Nutripure line of residential water filtration systems. The increase in income was accompanied by a 61% decrease in total operating costs from $1,220,860 in the third quarter of 1998 to $479,142 in 1999.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 1999 VERSUS NINE MONTHS ENDED APRIL 30, 1998
Revenues of $2,733,400 in the nine months ended April 30, 1999 were 138% higher than the $1,150,400 in revenues reported for the nine months ended April 30, 1998. Fillmaster(R) Purification System sales in the nine months ended April 30, 1999 were $2,035,500 and replacement filter sales were $665,400. In the prior period, Fillmaster Purification System sales were $758,000 and replacement filter sales were $330,500. Sales of filters rose 101% during the period as expected due to the continually increasing number of Fillmaster Purification Systems in use.

Gross profits for the nine months ended April 30, 1999 were $1,682,500 versus $465,500 in 1998. The gross profit margin in 1999 was 62% compared to 41% gross profit margin in 1998. The gross profit margin increase reflects increased sales of electronic dispensers and replacement filters in the recent nine-month period. As the number of Fillmaster system installations increases, so does the volume of replacement filter sales.

Net income for first nine months ended April 30, 1999 was $490,500 versus a net loss of $(1,886,000) for the same period last year. This turnaround was the result of increased sales and improved gross profit margins. Also, while increasing sales, the Company cut Selling Expenses by $249,900, or 46%, from $538,900 in the prior nine-month period to $289,000 in the current period. The Company also reduced General and Administrative expenses by $862,800, or 52%, from $1,653,500 to $790,700. The Company expensed $119,900 of Research and Development costs associated with production and development of new products during the current nine-month period.

LIQUIDITY AND CAPITAL RESOURCES
During the nine months ended April 30, 1999, the Company's current assets to liabilities ratio rose from 1.21 to 2.02. Current assets increased $1,173,500 from $1,010,100 to $2,183,700. Current assets at April 30, 1999 include an increase of $1,021,000 of accounts receivable due to sharply increased sales during the quarter. Inventories increased $62,100 from $360,600 to $422,700 on anticipation of increased sales of the new electronic dispenser. Current liabilities increased $246,200 from $837,300 to $1,083,500. The increase in current liabilities was the result of increased use of the Company's credit facility associated with a corresponding increase in accounts receivable and inventories.

Cash flows from operations were $466,500 in the first nine months of fiscal year 1999. Cash flows used from operations were a negative $1,498,300 for the same period in 1998. For those periods, cash flows used in investing activities included, respectively, $120,800 and $179,100 for the purchase of machinery and equipment and for leasehold improvements. Cash flows used in investing activities for the recent period also included $258,100 of goodwill and $355,500 of other intangible assets related to the purchase of EXCOA, a privately held Florida based distributor, and AMPROMED a Rio de Janeiro based import company. The purchase did not have a material impact on the income statement of the company for the period. The company has temporarily minimized its current activity in Brazil due to recent economic developments in the region.

The Company received $375,200 from financing activities during the period. In February 1999, the Company issued 242,800 shares of common stock to two accredited investors for $360,750 ($1.486 per share) in a private placement of the shares offered to the two accredited investors. With respect to the sales made, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered to accredited investors who were provided all of the current public information available on the Company.

The total increase in cash and cash equivalents for the 1999 nine month period was $107,300 as compared to decrease of $(1,679,700) during the same period in 1998.

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

The Company believes that the defendants had perpetrated similar schemes against other parties. The Company also believes it has substantially completed discovery and complied compelling evidence to prove its claims.

Several of the Defendants filed Motions to Dismiss the Company's counterclaims. A hearing on the Motions was held on October 1, 1998. Certain of the Motions were granted pending the Company's amendment of its Counterclaim. The Company amended its Counterclaims in accordance with the judge's rulings. Certain Defendants filed second Motions to Dismiss the amended Counterclaims. A hearing on these latest motions was held in March 1999, before a different judge than the judge who ruled on the first motions. On April 20,1999, Orders were entered granting the Defendants' Motions to Dismiss. However these Orders did not state the basis for the Orders, nor was the Company's legal counsel provided notice of the Orders or a copy of the new judge's correspondence offering a "formal ruling" upon request. In May 1999 the Company filed an Appeal of the Orders and Motions for Reconsideration based upon inconsistency of the Orders with the previous judge's rulings and the lack of notice to the Company. The Company believes that its Motions have merit and will be granted. In any event the Company intends to pursue a trial as soon as possible.

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

ITEM 2.
CHANGES IN SECURITIES

In February 1999, the Company issued 242,766 shares of common stock to two accredited investors for $360,750 ($1.486 per share) in a private placement of the shares offered to the two accredited investors.

With respect to the sales made, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered to accredited investors who were provided all of the current public information available on the Company.

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


INNOVATIVE MEDICAL SERVICES
(Registrant)
By:  /s/ Michael L. Krall
---- --------------------
Michael L. Krall, President/CEO

By:  /s/ Gary Brownell
----------------------
Gary Brownell, Chief Financial Officer