Form 10KSB40
period 1999-07-31
INNOVATIVE MEDICAL SERVICES
filed 1999-10-29
CIK 1006028

Form 10-KSB

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934
                     For the fiscal year ended July 31, 1999
                         Commission file number 0-21019

                           INNOVATIVE MEDICAL SERVICES
             (Exact name of registrant as specified in its charter)

                      California                     33-0530289
           (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)       Identification No.)

                 1725 Gillespie Way, El Cajon, California 92020
               (Address of principal executive offices) (Zip Code)

                  Registrant's Telephone Number: (619) 596-8600

Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                 --------------
                                (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, Class A Warrants
                         ------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X  No
                                    -----------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year: $3,379,984

State the aggregate market value of the voting stock held by non-affiliates of the registrant: Approximately $3,934,100 as of October 26, 1999.

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 4,562,242 shares of class A common stock as of October 26, 1999.

Documents incorporated by reference:
                    Exhibits to Form SB-2 Registration Statement File # 33-00434
                    Part III of this report is incorporated by reference from the Registrant's Proxy Statement to be filed on or before November 29, 1999.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS
Company Overview
----------------
Innovative   Medical   Services  (the   Company)  is  the  nation's   leader  in
pharmaceutical water purification. Innovative Medical Services is engaged principally in the business of manufacturing and marketing the Fillmaster(R), a water purification, measuring and dispensing apparatus used in pharmacies to reconstitute oral antibiotic suspensions. Innovative Medical Services has also entered the consumer market with its Nutripure(R) line of residential drinking water systems. The Company markets, for both product lines, proprietary filters that require changing at intervals of nine to twelve months or whenever indicated by the systems' water quality monitors. The filter replacements represent a significant continuing source of sales and cash flow to the Company.

History
-------
Innovative Medical Services was incorporated in the State of California on August 24, 1992, to pursue the immediate business of manufacturing and marketing the Fillmaster and subsequently a broadly based business of delivering advanced technology, equipment and supplies to the pharmacy industry, in addition to pursuing the business of residential water filtration. During its first three years, the Company established the production and design, entered into contracts with its parts suppliers and manufacturers, developed its initial assembly process and implemented its marketing program for the Fillmaster.

In August, 1996 the Company completed its initial public offering whereby it sold 1,387,000 shares of its common stock at a public offering price of $4.00 per share and 1,437,500 Class A Warrants at a public offering price of $0.10 per Class A Warrant.

In the past three years, Innovative Medical Services has launched five new products, the Fillmaster(R) 1000e, the Scanmaster(R) and three products in the Company's Nutripure(R) line of residential drinking water systems. The Company continued its marketing campaigns to expand into new markets while pursuing development of future products.

In October 1998, Innovative Medical Services acquired AMPROMED, Rio de Janeiro, Brazil, and certain assets of Export Company of America Inc. (EXCOA), Fort Lauderdale, FL, and established a new Nevada corporation to hold and operate the export/import operation. AMPROMED's primary business is the sale of medical, dental and veterinary disposable products. In addition to medical supplies, Innovative Medical Services plans to distribute water filtration products to Brazil through AMPROMED. The principal terms of the acquisition were forgiveness of certain debt, assumption of certain ongoing obligations of AMPROMED, and employment contracts for former principals of the Brazilian company.

Principal Products and Markets
------------------------------
FILLMASTER(R) The Fillmaster dispensing apparatus, connected to the Pharmapure(R) reverse osmosis water filtration system, provides measured amounts of "Purified Water" as defined by the United States Pharmacopoeia, ("USP") for reconstitution of liquid oral antibiotics and certain other pharmacy applications. Pharmapure is six-stage water purification unit featuring an electronic water purity testing module and an auxiliary faucet for dispensing purified water. Fillmaster is a calibrated volumetric measuring and dispensing apparatus. The entire system (the "'Fillmaster System") integrates with the building's tap water plumbing, is closed and pressurized and, according to the Company's testing, has a fill rate at least three times that of current bottle-and-hose methods. The Company manufactures, sells and distributes the Fillmaster dispenser and Pharmapure water system. The end-user installs the equipment following step-by-step illustrated instructions using common household tools.

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

Extensive testing performed by the Company shows that use of the Fillmaster System saves a pharmacist more than 20 seconds of actual filling time for each liquid antibiotic prescription. When multiplied by over 12,000 antibiotics per year (on average), the resulting time savings is dramatic. Coupled with the time savings generated by eliminating water bottle changes (once for each 28 to 30 prescriptions -- approximately 5 minutes for each change), use of the Fillmaster System enhances profitability of liquid antibiotics and multiplies pharmacist time for patient counseling and other activities.

Direct and indirect costs associated specifically with bottled water are reduced or eliminated by use of the Fillmaster System. Pharmacy storage space can be reallocated to more profitable items, and the expense of bottled water purchases of up to $1.25 for each gallon is replaced by one annual filter replacement currently costing $85. Under optimum usage, the cost of "Purified Water" using the Fillmaster System is reduced to approximately $.04 per gallon.

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

The original, manual Fillmaster System carries a suggested list price of $858, and the Company offers discounts for volume purchase agreements.

There are approximately 72,000 pharmacies in the United States and Canada, with many thousands more worldwide. Water-mixed antibiotic prescriptions, for which the Fillmaster is primarily used, make up approximately 12.6% of a pharmacy's total prescriptions and approximately 25% of a pharmacy's gross profit.

More than 15,000 Fillmaster systems have been sold to date, and the Fillmaster is specified as standard equipment for all newly constructed and remodeled pharmacies at Walgreen's, Wal-Mart, Target, Fred Meyer, Ralph's, Osco, Jewel, Acme, Lucky, Sav-On, Kroger, Dillon Stores, United Supermarkets, Phar-Mor, Giant Eagle, Giant Foods, Meijer, City Markets and Eckerd. In addition, Fillmaster systems have been purchased and are now being used by such pharmacy chains as Kroger, Smith's Food and Drug, Longs Drugs, CVS, Rite-Aid, Drug Emporium, Fry's, Hi-School Pharmacies, H-E-B, Fleming, Giant and Snyders. Also included in the customer base are many United States Military Clinics, including Bethesda Naval Hospital; the Kaiser Foundation for Medical Care; the Mayo Clinic and several hundred Independent and Hospital Pharmacies.

FILLMASTER(R) SYSTEM FILTERS The Company also markets unique and proprietary filter replacements for the Pharmapure water purification system which require changing at intervals of approximately 9-12 months or whenever indicated by the purity testing module. The filter replacements represent a significant continuing source of sales and cash flow to the Company.

Revenues from the replacement filter sales, over a five-year period, approach the revenue generated by the original sale of the Fillmaster with much higher profit levels. Thus, Management views the sale of the Fillmaster as occurring in two distinct stages: immediate and deferred. The acquisition of a new customer, while generating profit during the current year, produces a deferred income stream with at least twice as much gross margin and minimal or no sales expense. The Company offers a program through which chain and independent customers can automatically be shipped replacement filters annually on the anniversary date of the system purchase. More than 75% of the Company's current customers have signed up for this automatic filter shipment program, and most new customers subscribe to the program upon purchase of a system.

New Products
------------
FILLMASTER(R) 1000E Designed as an addition to the Fillmaster dispenser product line, the fully computerized, battery-operated Fillmaster 1000e dispenser employs multiple microprocessors to provide accurate and even-flow dispensing. By using the electronic dispenser, pharmacists increase prescription integrity by greatly reducing the possibility for human error while dispensing prescriptions. The Company sells Fillmaster 1000e dispensers both as upgrades to existing Fillmaster Systems and as new sales to new customers. The upgrade list price of the Fillmaster 1000e dispenser is $399, and the list price for the Fillmaster 1000e electronic dispenser with the Pharmapure water system is $1,158.

SCANMASTER(R) The Scanmaster is a pager-sized, plug-in modular upgrade to the company's popular Fillmaster 1000e computerized pharmaceutical water dispenser. Users simply scan a prescription's NDC bar code in front of the dispenser, and the Fillmaster 1000e displays the product name and required water quantity. The prescription is then dispensed with one touch of a button. The Scanmaster's database contains proprietary and generic oral drug types by manufactures including Bristol-Meyers Squibb Co. (NYSE: BMY), Apothecon, SmithKline Beecham (NYSE: SBH), Eli Lilly & Co. (NYSE: LLY) and many others. List price for the Scanmaster bar code reader is $699.

NUTRIPURE(R) Elite The Nutripure Elite line of residential drinking water systems combines high-quality reverse osmosis technology with carbon filtration to improve the taste, smell, quality and safety of standard tap water. Designed for residential use, Nutripure Elite systems produce at least 150 gallons of clean, healthy water per month. The Company's drinking water systems provide the best reverse osmosis technology available today at a moderate price, and are therefore strong value purchases. Incorporating the same filtration technology as the Company's Fillmaster pharmaceutical water purification system, Nutripure Elite systems provide healthy, safe and great tasting drinking water.

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

Innovative Medical Service's qualitative and quantitative research reveals a strong need for independent pharmacists to find alternative sources to pharmacy revenues. Shrinking margins on medicines and increased competition from national chains have left the independent, neighborhood pharmacist scrambling to maintain market share and profitability. The Company's research shows that independent pharmacists welcome a drinking water system as an addition to their home health care product lines and recognize the powerful endorsement they provide for Nutripure as Fillmaster users.

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

NUTRIPURE(R) ELITE FILTERS The Company also markets unique and proprietary filter replacements for the Nutripure residential drinking water system that require changing every 9-12 months. The filter replacements represent a significant continuing source of sales and cash flow to the Company. Management is confident that future replacement filter sales will be an ongoing and significant source of income.

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

NUTRIPURE(R) NP2000CT Innovative Medical Services is proud to announce its entry into the retail venue with its Nutripure Countertop Water Filtration System (model number NP2000CT). Nutripure NP2000CT, developed specifically for mass merchandising, offers excellent water filtration technology at competitive pricing through a unique marketing approach. Nutripure's professional one-micron, carbon microfilter reduces dirt, chemicals, lead and parasites to improve the taste, quality and safety of water. Most importantly, Nutripure is the only filtration system in its class that is pharmacist recommended. The product has been tested by Spectrum Laboratories to meet or exceed ANSI/NSF standard No. 53 Health Effects and ANSI/NSF Standard No. 42 Aesthetic Effects.

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

Several national mass merchandisers as well as department and specialty stores have completed their evaluations of the Nutripure 2000. Trial orders have been placed, and the Company expects to begin a nation-wide rollout of the product in the first half of the year. The NP2000CT is be competitively priced to retail between $59.00 and $79.99.

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

MEDIFIER(TM) The Company also markets the Medifier, a unique patented universal prescription bottle label magnifier. The Medifier holds various sized prescription bottles in position under a magnifier strip that enlarges dosage and use instructions to a clearly readable size. The Medifier is distributed through Innovative Medical Services' existing sales channels, as well as through catalogue sales and promotional products distributors.

Internet Marketing Programs
---------------------------
Innovative Medical Services' internet market presence allows customers direct and user-friendly access to the Company's home water filtration products. During the past fiscal year, the Company launched a major internet marketing strategy beginning with its new internet shopping sites and its links to Lycos(R), Excite(R), Netscape(R), Info Seek(R) and Alta Vista(R). The Company opened its first online store on Yahoo!(R) Store at www.stores.yahoo.com/nutripure, from which all of the Company's residential and pharmacy water systems may be purchased. In addition, the Company is currently engaged in contracts with major web portals and search engines including Yahoo!(R) AOL(R) and Lycos(R) for banner and keyword advertising that generate significant traffic on its corporate web site, www.imspure.com.

The Company's exitsing internet exposure is easily expanded to create an avenue for untapped revenue at minimal cost to the Company. Innovative Medical Services will take advantage of hits on its site by presenting an expanded and integrated product line. The Company is developing a strategic partnership with a leading producer of vitamins and minerals to create an e-commerce medium for high quality products at value pricing and expects the cross-marketing of water filtration systems and vitamins, minerals and supplements will dramatically increase traffic on the web site and maximize purchasing from online consumers.

Manufacturing
-------------
The Fillmaster and Nutripure systems are assembled primarily from custom manufactured components. It is the Company's goal to perform minor manufacturing in the Company's facility to minimize wages, equipment expense and insurance. No components of the systems have permanent or unequivocally restricted availability. Many manufacturers are available to produce the components, and a change in suppliers would result in virtually no lost production.

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

Research and Development
------------------------
Research and Development costs that have no alternative future uses are charged to operations when incurred and are included in operating expenses. The total amounts charged to Research and Development expense were $157,000 and $177,400 in the fiscal years ended July 31, 1999 and 1998, respectively. The Company's investment in Research and Development during the past year resulted in the release of five major additions to the Company's product line, the Fillmaster 1000e, the Scanmaster and the Nutripure line of drinking water systems. Innovative Medical Services anticipates more new products in the coming year.

Employees
---------
As of October 26, 1999, the Company employed twenty-three people, eighteen of whom are full-time individuals whose principal responsibilities are: product assembly and shipping (five employees), sales, marketing and customer service (four employees), research and development (three employees) and administration (six employees). The Company chooses to outsource more expensive, specialized functions including public relations, investor relations, graphic design, and selected engineering projects.


ITEM 2.  PROPERTIES
The Company's business operates in a 10,000 square foot facility located in a light industrial/office park in El Cajon, California. This location houses all administrative, executive, sales, assembly, shipping and manufacturing functions for the Company. The Space is leased from an unaffiliated third party under a sixty-five month agreement commencing July 1, 1996. The monthly rental is $0.61 per square foot plus $0.08 per square foot for maintenance of common areas. There is also a fixed yearly increase of 4%. The Company has also signed an amendment to the lease to allow for an option to lease the building for an additional five years.


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

Several of the Defendants filed Motions to Dismiss the Company's counterclaims. A hearing on the Motions was held on October 1, 1998. Certain of the Motions were granted pending the Company's amendment of its Counterclaim. The Company amended its Counterclaims in accordance with the judge's rulings. Certain Defendants filed second Motions to Dismiss the amended Counterclaims. A hearing on these latest motions was held in March 1999, before a different judge than the judge who ruled on the first motions. On April 20,1999, Orders were entered granting the Defendants' Motions to Dismiss. However these Orders did not state the basis for the Orders, nor was the Company's legal counsel provided notice of the Orders or a copy of the new judge's correspondence offering a "formal ruling" upon request. In May 1999 the Company filed an Appeal of the Orders and Motions for Reconsideration based upon inconsistency of the Orders with the previous judge's rulings and the lack of notice to the Company. The Company believes that its Appeal and Motions have merit and will be granted. In any event the Company intends to pursue a trial as soon as possible. As of October 26, 1999, no ruling has been received on the Company's Appeal.

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

                               Fiscal 1999                                    Fiscal 1998
                   Quarter Ended     High      Low      Quarter Ended        High      Low
                   -------------------------------------------------------------------
                  July 31, 1999      $2.406   $1.625    July 31, 1998      $1.313   $0.438
                  April 30, 1999     $2.313   $0.656    April 30, 1998     $2.000   $1.000
                  January 31, 1999   $4.750   $0.938    January 31, 1998   $3.125   $1.375
                  October 31, 1998   $1.219   $0.250    October 31, 1997   $2.688   $1.344

         (3) Security Holders: As of October 26, 1999, the Company had approximately 1134 holders of record of its common stock, 428 holders of its Class A Warrants and 18 holders of the Company's Class Z Warrants. This does not include beneficial owners holding common stock or Class A Warrants in street name. The closing price per share on October 26, 1999 was $1.563.

          (4) Dividend Plans: The Company has paid no common stock cash dividends and has no current plans to do so.

          (5) Preferred Stock: There are no shares of preferred stock presently outstanding.

Change in Securities
--------------------
In September 1999, the Company issued 160,000 shares of common stock to a single accredited investor for $200,000 ($1.25 per share) in a private placement of the shares offered to the one accredited investor.

With respect to the sales made, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered solely to the one accredited investor who was provided all of the current public information available on the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not guarantees of our future performance. They are subject to risks and uncertainties related to business operations, some of which are beyond our control. Our actual results may differ materially from those anticipated in these forward-looking statements.

The Company's objective is to maximize shareholder value by focusing on growth, product innovation and profitability. The following discussion highlights the Company's performance and should be read in conjunction with the Consolidated Financial Statements and related notes included therein.

Results of operations Fiscal 1999 vs. Fiscal 1998
-------------------------------------------------
Revenues of $3,380,000 in the fiscal year ended July 31, 1999 were 102% higher than the $1,675,100 in revenues reported for the fiscal year ended July 31, 1998. Fillmaster Purification System sales in the year ended July 31, 1999 were $2,320,000 and replacement filter sales were $889,000. In the prior year, Fillmaster Purification System sales were $1,082,000 and replacement filter sales were $439,100. Sales of the Fillmaster Purification System rose 114% over the prior period due largely to the popularity of the new electronic dispenser and bar code reader. Sales of filters rose 102% in fiscal 1999 as expected due to the continually increasing number of Fillmaster Purification Systems in use.

Gross profits for the year ended July 31, 1999 were $1,936,700 versus $673,100 in 1998. Gross profit percentage of 57% in 1999 was higher versus 40% in 1998. The gross profit increase reflects the increased proportion of electronic dispenser and filter sales associated with higher margins in the current year. As the number of Fillmaster system installations increases, so will the volume of replacement filter sales and the related improved gross profit margins.

Net income for the year ended July 31, 1999 was $260,700 versus a net loss of $(1,902,800) for the same period in 1998. This turnaround was the result of increased sales and improved gross profit margins resulting from increased sales of Fillmaster pharmacy water purification and dispensing systems and disposable filter replacements, and to growing sales of new products, including the Fillmaster 1000e dispenser, the Scanmaster bar code reader and the Nutripure line of home water filtration systems. Also while increasing sales, the Company cut Selling Expenses by $291,000 (45%) from $647,600 in the prior year to $356,600 in the current period. In addition, the Company reduced General and Administrative Expenses by $611,500 (34%) from $1,789,700 in the year ending July 31, 1998 to $1,178,100 in the year ending July 31, 1999. During the current fiscal year the Company incurred expenses of $157,000 for Research and Development costs associated with production and development of new products compared to $177,400 for the prior year.

Liquidity and Capital Resources Fiscal 1999 vs. 1998
----------------------------------------------------
During the fiscal year ended July 31, 1999, the Company's current assets to liabilities ratio rose from 1.21 to 1.95. Current assets increased $1,104,300 from $1,010,100 to $2,114,400. Current assets at July 31, 1999 include an increase of $513,500 in accounts receivable associated with higher sales volume. Inventories increased $359,400 from $360,600 in fiscal 1998 to $720,000 in fiscal 1999 on anticipated sales of the new electronic dispenser, bar code reader and residential water systems. Noncurrent assets decreased by $73,100 during the year; however, within this item there was a large reclassification of acquisition costs during the year due to the purchase of the Company's Brazilian subsidiary. In October of 1998 the Company purchased the assets of Export Company of America, Inc. (EXCOA), a privately held Fort Lauderdale, Florida-based distributor of disposable medical, dental and veterinary supplies. The major asset of this company was its 45% interest in Ampromed Comercio Importacao E Exportacao Ltda (AMPROMED), a Rio de Janeiro-based import company that sells medical, dental and veterinary supplies and water filtration products to practitioners, retail outlets and government agencies. The Company acquired the remaining 55% interest in AMPROMED from a private individual. To facilitate this transaction the Company has formed EXCOA Nevada, a 100% owned subsidiary of Innovative Medical Services incorporated in Nevada. A 99% interest in AMPROMED will be held by EXCOA Nevada, with the remaining 1% of AMPROMED being owned by

Innovative Medical Services. These business combinations were accounted for using the purchase method. The Company reclassified $1,091,400 of acquisition cost for these two entities. Of this amount, the Company recorded $261,300 of goodwill and $360,000 of other intangible assets. These assets are being amortized over a period of forty (40) years. The results of operations of the acquired companies are included in the accompanying consolidated financial statements beginning November 1, 1998. The purchase did not have a material impact on the income statement of the company for the fiscal year ended July 31, 1999. Current liabilities increased $246,800 from $837,300 to $1,084,100. The increase in current liabilities was the result of increased accounts payable associated with a corresponding increase in inventories. Also, the Company has established an accounts receivable financing facility during the year on which it has drawn $250,100.

Cash flows used from operations were $556,900 in fiscal year 1999 and $1,994,100 in 1998. For those periods, cash flows used in investing activities were, respectively, $158,000 and $232,300 for the purchase of machinery and equipment and for leasehold improvements. Cash flows from financing activities were $688,700 in fiscal 1999. Investing activities for the current year included an increase of $151,100 in notes payable. Also, the Company received $360,750 ($1.486 per share) from the issuance of 242,766 shares of common stock to two accredited investors during the current year. With respect to the sales made, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered to accredited investors who were provided all of the current public information available on the Company. Cash flows financing activities in fiscal 1998 of $292,000 resulted from an increase in notes payable.

The total decrease in cash and cash equivalents for the fiscal years ended July 31, 1999 and July 31, 1998 was $26,200 and $1,934,400

Future Outlook
--------------
STEADY GROWTH Looking forward to the year 2000, the management of Innovative Medical Services has committed to reducing operating costs and improving efficiencies while employing an aggressive and focused growth strategy to realize increased sales and earnings. Innovative Medical Services has experienced strong, steady annual growth rates over the past 7 years and expects continued stable growth from its cornerstone products - the Fillmaster and related components.

Long term profitability of the Fillmaster product line depends on establishing a substantial number of Fillmaster units in the retail pharmacy market. Since each unit requires replacement of its filters at least once a year, each new system installed becomes a source of steady future income, eventually exceeding the income from the initial sale of the Fillmaster system. The Fillmaster system is specified as standard equipment for all newly constructed and remodeled pharmacies in over a dozen national retail pharmacy chains. Construction and remodeling installations of Fillmaster systems generate steady sales at a low cost of sales and, therefore, a steady increase in replacement filter sales. The Company expects additional retail pharmacies to add the Fillmaster system to their blueprints for new construction and remodeling in the coming year.

The Company will continue to aggressively market the Fillmaster system to independent and chain pharmacies and expects growth to continue because the Fillmaster has become an industry-wide standard in pharmacy dispensing equipment. To date, Fillmaster Systems are installed in approximately 15,000 pharmacies, an increase of 58% over last year's total. The 15,000 locations represent approximately 20% of the total pharmacy market, leaving significant growth potential for the Fillmaster system not only in the US, but also abroad.

QUANTUM GROWTH In the coming weeks, Innovative Medical Services expects to complete two major projects which, when fully launched, should create significant quantum growth for the Company: 1) nationwide roll-out of the Nutripure 2000, and 2) expansion of the Company's online retailing initiative.

The Nutripure 2000 countertop residential water filtration system has been very well received by mass merchandisers, wholesale club discounters, department stores and specialty retailers that represent approximately 40,000 retail locations in the US. The product has undergone final evaluation in several national chains, and the Company expects to begin shipping to retail outlets at the beginning of the year. The Company has made the necessary adjustments in capacity to accommodate large orders of Nutripure 2000 and can begin fulfilling bulk orders immediately. Revenues from nationwide retail sales of the Nutripure 2000 should dramatically accelerate the Company's growth.

The online retailing expansion should be completed by the end of the year. The Company has teamed with an industry leader in pharmaceutical wholesale distribution to create an online "pharmacist hosted" web supersite to provide consumers with high-quality, value priced vitamins, minerals and supplements as well as health resource information. The web site will also feature cross-maketing programs for the company's nutipure line of water filtration systems. The online retailing program is strongly supported by the Company's internet marketing presence, including targeted advertising campaigns on major web portals, and the company expects the supersite to become key to the Company's escalating growth.

In addition to growth by adding new products and entering new markets, Innovative Medical Services, in cooperation with its investment banking firm, continues to explore potential complementary acquisition opportunities for pharmaceutical, medical and related health care product distribution in the United States and Worldwide.

ITEM 7.  FINANCIAL STATEMENTS


                               Steven Holand, CPA
                       3914 Murphy Canyon Rd., Ste. A126
                               San Diego CA 92123
                               Phone 619-279-1640
                                Fax 619-279-9221



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors and Stockholders
Innovative Medical Services
El Cajon, California

I have audited the consolidated balance sheets of Innovative Medical Services as of July 31, 1999 and July 31, 1998, and the related consolidated statements of income, accumulated deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovative Medical Services at July 31, 1999 and July 31, 1998, and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.




/s/ STEVEN HOLLAND
------------------
Steven Holland
Certified Public Accountant


San Diego, California
October 25, 1999


                          CONSOLIDATED BALANCE SHEETS
                                                                       July 31
ASSETS                                                         1999               1998
                                                           -------------------------------
Current Assets
      Cash and cash equivalents (Note 2)                   $   22,056          $   48,250
      Restricted cash (Note 3)                                205,574             206,230
      Accounts receivable, net of allowance for doubtful
          accounts of $ 50,000 at July 31, 1999               790,166             276,619
          and $ 17,850 at July 31, 1998
      Notes receivable (Note 4)                               339,524             106,918
      Inventories                                             719,972             360,566
      Prepaid expenses                                         37,078              11,556
                                                           -----------         -----------

          Total current assets                              2,114,370           1,010,139
                                                           -----------         -----------

Property, Plant and Equipment
      Property, plant and equipment (Note 5)                  805,523             791,599
                                                           -----------         -----------

          Total property, plant and equipment                 805,523             791,599
                                                           -----------         -----------

Noncurrent Assets
      Deposits                                                  6,575              14,075
      Patents and license                                     425,550              57,806
      Goodwill                                                256,422                   -
      Customer list                                           353,250                   -
      Deferred acquisition costs (Note 1 and 13)               53,851           1,096,852
                                                           -----------         -----------

          Total noncurrent assets                           1,095,648           1,168,733
                                                           -----------         -----------

      Total assets                                         $4,015,541          $2,970,471
                                                           ===========         ===========

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
      Accounts payable                                     $  594,948          $  495,287
      Accrued liabilities                                      43,068              47,060
      Notes payable (Note 6)                                  446,067             294,986
                                                           -----------         -----------

          Total current liabilities                         1,084,083             837,333
                                                           -----------         -----------

Stockholders' Equity
      Class A common stock, no par value: authorized
          20,000,000 shares, issued and outstanding
           4,392,242 at July 31, 1999 and
           3,916,351 at July 31, 1998 (Note 8)              6,663,318           6,125,718
      Class A warrants: issued and outstanding 3,687,500
          warrants (Note 8)                                   108,750             108,750
      Accumulated deficit                                  (3,840,610)         (4,101,330)
                                                           -----------         -----------

          Total stockholders' equity                        2,931,458           2,133,138
                                                           -----------         -----------

      Total liabilities and stockholders' equity           $4,015,541          $2,970,471
                                                           ===========         ===========

    The accompanying notes are an integral part of the financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                      For the Years Ended
                                                            July 31
                                                      1999            1998
                                                   --------------------------


Net sales                                          $ 3,379,984    $ 1,675,131
Cost of sales                                        1,443,307      1,001,999
                                                   ------------   ------------

Gross profit                                         1,936,677        673,132
                                                   -----------    -----------

Selling expenses                                       356,611        647,637
General and administrative expenses                  1,178,128      1,789,655
Research and development                               157,049        177,384
                                                   -----------    -----------

Total operating costs                                1,691,788      2,614,676
                                                   ------------   ------------
Operating income (loss)                                244,889     (1,941,544)
                                                   ------------   ------------
Other income and (expense):
Interest income                                         16,631         39,602
                                                   ------------   ------------

Total other income (expense)                            16,631         39,602
                                                   ------------   ------------

Income (loss) before income taxes (Note 1)             261,520     (1,901,942)

Federal and state income taxes                             800            800
                                                   ------------   ------------

Net income (loss)                                    $ 260,720    $(1,902,742)
                                                   ------------   ------------

Net income (loss) per common share (basic)         $       0.06   $     (0.50)
                                                   ------------   ------------

Net income (loss) per common share (diluted)       $       0.04    $    (0.27)
                                                   ------------   ------------


                CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICITS

Balance, beginning of period                      $ (4,101,330)    $ (2,198,588)

Net income (loss)                                      260,720       (1,902,742)
                                                       -------       ----------

Balance, end of period                            $ (3,840,610)    $ (4,101,330)
                                                   ------------    ------------


    The accompanying notes are an integral part of the financial statements


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   For the Years Ended
                                                                          July 31
                                                                 1999                 1998

                                                            -----------------------------------
Cash flows from operating activities
      Net income (loss)                                     $   260,720           $ (1,902,742)

      Adjustments to reconcile net income to net cash
      provided by operating activities:
           Depreciation                                         144,075                125,935
      Changes in assets and liabilities:
           (Increase) decrease in restricted cash                   655               (206,230)
           (Increase) decrease in accounts receivable          (513,547)               (57,572)
           (Increase) decrease in notes receivable             (232,606)               (80,988)
           (Increase) decrease in prepaid expense               (25,522)               571,777
           (Increase) decrease in inventory                    (359,406)              (337,034)
           (Increase) decrease in deposits                        7,500                 11,300
           (Increase) decrease in patent and licenses          (367,744)               (13,000)
           (Increase) decrease in deferred acquisition costs  1,043,001               (491,827)
           (Increase) decrease in goodwill                     (256,422)                   -
           (Increase) decrease in intangible assets            (353,250)                   -
           Increase (decrease) in accounts payable               99,661                403,800
           Increase (decrease) in accrued liabilities            (3,992)               (17,490)
                                                            ------------          -------------
                Net cash provided (used) by operating                                      -
                     activities                                (556,877)             (1,994,071)
                                                            ------------          -------------
Cash flows from investing activities
      Purchase of property, plant and equipment                (157,999)              (232,347)
                                                            ------------          -------------

                Net cash (used) in investing activities        (157,999)              (232,347)
                                                            ------------          -------------

Cash flows from financing activities
      Increase (decrease) in notes payable                      151,081                292,008
      Proceeds from sale of common stock                        537,601                    -
                                                            ------------          -------------

                Net cash provided by financing activities       688,682                292,008
                                                            ------------          -------------

                Net increase (decrease) in cash and cash
                     equivalents                                (26,194)            (1,934,410)


Cash at beginning of period                                      48,250              1,982,660
                                                            ------------          -------------

Cash at end of period                                       $    22,056          $     48,250
                                                            ============          =============
Interest paid                                               $    69,591           $      8,243
Taxes paid                                                  $       800           $        800

      Non cash investing and financing transactions:

In fiscal year ended July 31, 1998 stocks were issued for services in the amount of $ 559,594. The stock issued in fiscal year ended July 31, 1998 related to acquisition costs.




     The accompanying notes are an integral part of the financial statements.

                           Innovative Medical Services
                          Notes to Financial Statements
                             See Accountants' Report

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Business Activity
         ----------------------------------
         Innovative Medical Services was incorporated in San Diego, California on August 24, 1992. The Company was organized with the purpose of manufacturing, marketing, and selling the Fillmaster, a unique and proprietary pharmaceutical water purification and dispensing product. The Company is fully operational, with more than 15,000 customers in all fifty states, Puerto Rico, The United Kingdom, Australia, Canada, and Europe. The Company has expanded research and development efforts in order to further develop its product line to include an additional 8 proprietary pharmacy-related efficiency tools.

         Revenue Recognition
         -------------------
         The company recognizes revenues when products are shipped.

         Research and Development
         ------------------------
         Research and development costs that have no alternative future uses are charged to operations when incurred and are included in operating expenses. The total amount charged to Research and Development expense was $157,049 and $177,384 in the fiscal years ended July 31, 1999 and 1998, respectively.

         Depreciation Method
         -------------------
         The cost of property, plant and equipment is depreciated on a straight-line basis over the estimated useful lives of the related assets. The useful lives of property, plant, and equipment for purposes of computing depreciation are:

                Computers and equipment                   7.0 years
                Furniture and fixtures                   10.0 years
                Property held under capital lease        10.0 years
                Vehicle                                   5.0 years to 7.0 years

         Leasehold improvements are being depreciated over the life of the lease, which is equal to 120 months.

         Depreciation is computed on the Modified Accelerated Cost Recovery System for tax purposes.

         Amortization
         ------------
         Goodwill and Customer List are being amortized on the straight-line basis over forty (40) years (Note 13). Amortization expense for the years ended July 31, 1999 and July 31, 1998 was $11,650 and $0, respectively.

         The cost of patents acquired will be amortized on a straight-line basis over the remaining lives of 17 years beginning in fiscal year ended July 31, 2000.

         Inventory Cost Method
         ---------------------
         Inventories are stated at the lower of cost or market determined by the Average Cost method and net realizable value. Inventories at July 31st consisted of:


                                            1999          1998

                  Finished Goods    $       212,335    $ 183,777
                  Work in Progress          108,770       37,246
                  Raw Materials             398,867      139,543
                                            -------      -------
                                    $       719,972    $ 360,566
                                            -------      -------

         Use of Estimates
         ----------------
         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Fair Value of Financial Instruments
         -----------------------------------
         The fair value of financial instruments, consisting primarily of the line of credit, is based on interest rates available to the Company and comparison to quoted prices. The fair value of these financial instruments approximates carrying value.

         Advertising and Promotional Costs
         ---------------------------------
         Cost of advertising and promotion are expensed as incurred or the first-time advertising and promotion takes place. Such costs were $101,063 and $272,191 for the years ended July 31, 1999 and July 31, 1998, respectively.

         Deferred Public Offering Cost
         -----------------------------
         The company had incurred $376,695 of costs as of July 31, 1996 related to an initial public offering. Those costs were deferred, pending completion of the offering. After the completion of the offering, the total of the public offering costs $1,436,807 was reclassified to shareholders' equity.

         Deferred Acquisition Costs
         --------------------------
          During the process of evaluating certain companies for acquisition, the Company expended $48,391 and $1,096,852 in fiscal years ended July 31, 1999 and July 31, 1998, respectively. These costs were capitalized and will be reclassified if the acquisitions are successful as a cost of the investment or expensed in the future if the acquisitions are not successful. During fiscal year ended July 31, 1999, the company completed the acquisition of Export Company of America, Inc. (EXCOA) and reclassified $1,051,493 of the July 31, 1998 balance of deferred acquisition costs and $39,900 of the July 31, 1999 fiscal year end expenditures to investment in that purchase (Note 13).

         Net Income (Loss) Per Common Share
         ----------------------------------
         The Company adopted FASB Statement No. 128, Earnings Per Share ("SFAS 128"), which is effective for periods ending after December 15, 1997. Entities that have only common stock outstanding are required to present basic earnings per share amounts. All other entities are required to present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations.

         As required by SFAS 128, earnings per share is computed based upon the weighted average common shares outstanding for the year. Earnings per share does not exclude the effect of outstanding warrants and stock options even though the effect of their inclusion in fiscal year ended July 31, 1998 is antidilutive, as defined in the Statement.

         Following is a reconciliation of the weighted average number of shares actually outstanding with the number of shares used in the computations of loss per common share:

                                                             For the Years Ended
                                                      July 31, 1999        July 31, 1998
                                                      -------------        -------------
             Shares outstanding                           4,392,242            3,916,351

             Weighted average number of
               shares actually outstanding                4,148,879            3,779,543

             Stock Options                                1,417,969            1,471,250
             Warrants                                     1,798,125            1,798,125
                                                          ---------            ---------
                Total weighted average shares             7,364,972            7,048,918
                                                          ---------            ---------
             Net income (loss)                            $ 257,195          $(1,902,742)
                                                          =========         ============

             Basic net earnings (loss) per share            $  0.06          $     (0.50)
                                                            -------          ------------

             Diluted net earnings (loss) per share          $  0.03          $     (0.27)
                                                            -------          ------------


         Potential common stock instruments at July 31, 1999, which include 1,417,969 stock options and 1,798,125 warrants, are included in the loss per share calculation. Potential common stock instruments at July 31, 1998, which include 1,471,250 stock options and 1,798,125 warrants, are included in the loss per share calculation even though their inclusion is antidilutive for the fiscal year ended July 31, 1998.

         Income Taxes
         ------------
         At July 31, 1999, the Company has financial, federal, and California tax net operating loss carryforwards of approximately $3,844,000, $3,771,000, and $1,899,000, respectively. At July 31, 1998, the Company has financial, federal, and California tax net operating loss carryforwards of approximately $4,101,000, $3,994,000, and $2,122,000, respectively. The difference between the financial reporting and the federal tax loss carryforward is primarily due to the capitalization of research and development expenses and start-up expenses for tax purposes with an amortization over five (5) years, however for financial reporting purposes these expenses are charged to operations as incurred. The difference between federal and California tax loss carryforwards is primarily due to the fifty percent limitation on California loss carryforwards. The tax loss carryforwards will begin expiring in fiscal year ended July 31, 2008, unless previously utilized.

         The Company adopted Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, beginning in fiscal year ended July 31, 1993. The adoption had no impact on 1993 results. In accordance with this new standard, the Company has recorded total deferred tax assets of $899,000 and $962,000 and a related valuation reserve of $899,000 and $962,000 for the fiscal years ended July 31, 1999 and 1998, respectively. Realization of these deferred tax assets, which relate to operating loss carryforwards and timing differences from the amortization of research and development expenses and start-up expenses, is dependent on future earnings. The timing and amount of future earnings are uncertain and therefore, the valuation reserve has been established.

NOTE 2. CASH AND CASH EQUIVALENTS

         The carrying amounts for cash and cash equivalents approximate fair value because of the short maturity of these instruments. The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

          At July 31, 1999 and July 31 1998, the Company's cash and cash equivalents is represented by $22,580 and $48,250, respectively, in cash or checking accounts.

NOTE 3. RESTRICTED CASH

         At July 31, 1999, the Company's restricted cash consisted of a certificate of deposit of $205,574 and at July 31, 1998 the Company's restricted cash consisted of a certificate of deposit of $206,230. These certificates of deposit were held by a bank, as security for a line of credit with the same bank (Note 6).

NOTE 4. NOTES RECEIVABLE

         At July 31, 1999, notes receivable of $153,578 represents amounts due from officers and $169,772 represents amounts due from employees and $16,174 represents amount due from ex-employees and others. At July 31, 1998, notes receivable of $80,074 represents amounts due from officers and $26,844 represent amounts due from employees. All notes receivable are due and payable within one year. The carrying value of the notes, based on the terms at which those same loans would be made currently, approximate their fair value. All notes in excess of $10,000 have interest accrued at 6%.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

          The following is a summary of property, plant, and equipment - at cost, less accumulated depreciation:

                                                    July 31, 1999       July 31, 1998
                                                    -------------       -------------

                Computers and equipment             $     719,410      $      628,074

                Furniture and fixtures                    107,431              86,487

                Property held under capital lease               0               7,511

                Vehicle                                    52,670              40,670

                Leasehold improvements                    322,805             280,575
                                                          -------             -------
                                                        1,202,316           1,043,317

                Less: accumulated depreciation            396,793             251,718
                                                          -------             -------

                         Total                      $     805,523       $     791,599
                                                    =============       =============

          Depreciation expense charged to general and administrative expense for the years ended July 31, 1999 and 1998 was $144,075 and $125,935, respectively.

NOTE 6. DEBT

         The details relating to debt are as follows:
                                                                     July 31, 1999   July 31, 1998

           Obligation under capital lease                            $           0   $         969

            Line of Credit Valle de Oro Bank
            $200,000 line of credit, interest
            at 7.7% Due and payable February 25, 2000
            Secured by certificate of deposit of @205,574                  196,009         199,484

            Line of Credit Flagship Capital, Inc. for financing
            of accounts payable, interest at 17% payable
            at $27,052 monthly beginning September 17, 1998                      0          94,533

            Business Alliance Capital Corporation for accounts
            receivable financing of up to 80% of
            the aggregate outstanding eligible accounts
            receivables at 3% plus prime beginning
            September 1998 for period of one year
            renewable on an annual basis                                   250,058              0
                                                                   ---------------   -------------

            Total notes payable                                            446,067         294,986

            Current maturities of notes payable included in
            current liabilities                                            446,067         294,986
                                                                   ---------------   --------------

            Total long term debt                                   $             0    $          0
                                                                   ===============    =============

NOTE 7. COMMITMENTS

         The company leased office and warehouse facilities under an operating lease that expired on December 31, 1996. On May 14, 1996, the Company entered into a new operating lease agreement for sixty-five months commencing on July 1, 1996. The rent payment portion of the lease is for sixty-three months, which allows for an initial building improvement period of two months. The monthly rental for the 9,443 square foot facility is $0.61 per square foot plus $0.08 per square foot for maintenance of common areas. There is also a fixed yearly increase of 4%. The company has also signed an amendment to the lease to allow for an option to lease the building for an additional five years. The company made improvements to the new building in the amount of $280,000.

         The rental expense recorded in general and administrative expenses for the years ended July 31, 1999 and July 31, 1998 was $78,393 and $76,700, respectively. Future minimum rental payments required for each of the 5 succeeding years assuming exercise of the option are as follows:

               Year Ended July 31,           Amount

                             2000       $    85,026
                             2001            88,428
                             2002            91,965
                             2003            95,644
                             2004            99,470


NOTE 8. CAPITAL STOCK

         The following schedule summarizes the change in capital stock:

                                       Common            Common
                                        Stock             Stock             A                 A          Z Warrants
                                       Shares               $            Warrants         Warrants          Issued
                                                                          Issued              $
                                     ---------         ---------       ---------         --------       -----------
         Balance, July 31, 1997       3,532,851        $5,566,124       3,687,500          $108,750         785,000

         Stock issued for services      383,500           559,594               0                 0               0

         Balance, July 31, 1998       3,916,351         6,125,718       3,687,500           108,750         785,000

         Sale of stock                  233,125           189,375               0                 0               0

         Private placement              242,766           348,225               0                 0               0

         Balance, July 31, 1999       4,392,242        $6,663,318       3,687,500          $108,750         785,000


         Each class A warrant entitles the holder to acquire an additional common share for $5.25 per common share beginning August 8, 1997 and expiring August 8, 2001. The Class A Warrants are redeemable by the Company for $0.05 per warrant, at the Company's option, commencing one year after the effective date of the offering provided the closing bid price for the Company's common shares shall have averaged in excess of $9.00 per share for thirty consecutive business days ending within five days of the date of notice of redemption.

         Each class Z warrant entitles the holder to acquire an additional common share for $10.00 per common share beginning August 8, 1998 and expiring August 8, 2001. The Class A Warrants are redeemable by the Company for $0.10 per warrant, at the Company's option, commencing one year after the effective date of the offering provided the closing bid price for the Company's common shares shall have averaged in excess of $15.00 per share for thirty consecutive business days ending within five days of the date of notice of redemption.

NOTE 9. RELATED PARTY TRANSACTIONS

         On April 1, 1996, the Company entered into an employment agreement with the President and Chief Executive Officer. The term of the agreement is for five years with an automatic renewal of another five years. The following are the major provisions of the agreement:

     1.   Compensation
          a.   Salary of $108,000 per year, and
          b. Additional compensation equal to 3% of the net income before taxes earned by the corporation during each full fiscal year, and
          c. A monthly amount of not more than $500 per month for an auto lease, and
          d. A five year option to purchase as many shares of the corporation's common stock as equals one hundred thousand dollars at 80% of the initial public offering price of the Company's common stock, approximately 31,250 shares at $3.20 per share, which are exercisable in April, 1997.

     2.   Compensation for past services
          a. In consideration of services which have been rendered during the fiscal years ended July 31, 1994 and July 31, 1995 and the eight months period ended March 31, 1996, the corporation granted the following compensation for past services rendered:
               i.   $30,000 for fiscal year ended July 31, 1994, and
               ii.  $45,000 for fiscal year ended July 31, 1995, and
               iii. $60,000 for the eight months ended March 31, 1996.

         The President (Mr. Krall) waived the payment of $119,000 of the compensation for past services and contributed this amount as an additional payment for the common stock he presently owns. In order to reward the efforts of Director Krall for his performance in the weeks leading to NASDAQ approval of the initial public offering, the Compensation Committee recommended and the Board of Directors authorized a bonus to Mr. Krall in the amount of $257,500. The bonus of $257,500 was accrued at July 31, 1996.

         On April 26, 1997, the board of directors approved the renewal of the employment contract for Michael Krall for the position of President and Chief Executive Officer and increased his salary to $12,000 per month.

NOTE 10. STOCK OPTION PLANS

         The Company has three stock option plans (the Plans) pursuant to which options to acquire common stock have been granted. These are the 1996 Incentive Stock Option Plan (the 1996 Incentive Plan) approved by the Company's Shareholders in April, 1996, the 1996 Directors and Officers Stock Option Plan (the 1996 D&O Plan) adopted by the Board in April, 1996 and the Amended Innovative Medical Services 1998 Directors and Officers Stock Option Plan (the 1998 D&O Plan) approved by the Company's Shareholders in December, 1998. The Plans are administered by a Committee of the Board of Directors or the entire Board. The exercise price of options granted under any of the Plans must be the fair market value for the common stock at the date of grant.

         1996 Incentive Plan: The maximum number of shares which may be offered pursuant to stock options under the 1996 Incentive Plan is 1,000,000 Shares. The maximum number of shares subject to Options granted to any one Key Employee shall not exceed 100,000 shares. The Options granted are "Incentive Stock Options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, for certain key employees. All Key Employees of the Company and its subsidiaries are eligible to participate in the 1996 Incentive Plan. A Key Employee is defined in the Plan as a Company employee who in the judgment of the Administrative Committee has the ability to positively affect the profitability and economic well-being of the Company. Part time employees, independent contractors, consultants and advisors performing bona fide services to the Company shall be considered employees for purposes of participation in the Plan. No Executive Officer or Director of the Company has received options pursuant to this Plan. Options to acquire 143,125 shares under the 1996 Incentive Plan were outstanding as of July 31, 1999 with 673,750 shares remaining under the 1996 Incentive Plan for which options may be granted.

         1996 D&O Plan: The maximum number of shares which may be offered pursuant to stock options under the 1996 D&O Plan was 1,000,000 Shares. The maximum number of shares subject to options granted under the 1996 D&O Plan to any one Director or Officer shall not exceed 200,000 shares in any 12-month period. Options to acquire 400,000 shares under the 1996 D&O Plan were outstanding as of July 31, 1999 and there are no shares remaining under the 1996 D&O Plan for which options may be granted.

         1998 D&O Plan: The maximum number of shares which may be offered pursuant to stock options under the 1998 D&O Plan is 2,000,000 shares. The maximum number of shares subject to options granted under the 1998 D&O Plan to any one Director or Officer shall not exceed 200,000 shares in any 12-month period. Upon the election of a continuing director or the further appointment of a continuing executive officer, the continuing director or officer will receive an additional option for 50,000 shares. A newly elected director or newly appointed executive officer is entitled to receive an option for 100,000 shares. Options to acquire 991,250 shares under the 1998 D&O Plan were outstanding as of July 31, 1999 and there are 958,750 shares remaining under the 1998 D&O Plan for which options may be granted.

          During fiscal year ended July 31, 1999 employees and officers exercised options on 233,125 shares of stock.

NOTE 11. PENSION PLAN

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

NOTE 12. CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 13. ACQUISITIONS

         In October of 1998 the Company purchased the assets of Export Company of America, Inc. (EXCOA), a privately held Fort Lauderdale, Florida-based distributor of disposable medical, dental and veterinary supplies. The major asset of this company was its 45% interest in Ampromed Comercio Importacao E Exportacao Ltda (AMPROMED), a Rio de Janeiro-based import company that sells medical, dental and veterinary supplies and water filtration products to practitioners, retail outlets and government agencies. The Company acquired the remaining 55% interest in AMPROMED from a private individual. To facilitate this transaction the Company has formed EXCOA Nevada, a 100% owned subsidiary of Innovative Medical Services. This company was incorporated in Nevada. A 99% interest in AMPROMED will be held by EXCOA Nevada, with the remaining 1% of AMPROMED being owned by Innovative Medical Services. These business combinations were accounted for using the purchase method. The Company incurred $1,091,393 of acquisition cost for these two entities. Of this amount the Company recorded $261,322 of goodwill and $360,000 of other intangible assets. These assets are being amortized over a period of forty (40) years.

         The results of operations of the acquired companies are included in the accompanying consolidated financial statements beginning November 1st of 1998. The Company has made a substantial investment to establish a facility and obtain access to Brazilian markets. However, due to recent economic conditions in the region, activities in Brazil were temporarily scaled back.

          The assets acquired, including the cost in excess of net assets acquired in the acquisition of AMPROMED are as follows:

             Tangible assets acquired at fair value                    $122,801
             Intangible assets acquired (Licenses and customer list)    707,271
             Costs in excess of net assets acquired                     261,322
             Total purchase price                                    $1,091,394

         Selected unaudited pro forma combined results of operations for the years ended July 31, 1999 and 1998, assuming AMPROMED acquisition occurred on August 1, 1998 and 1997, are presented as follows:

     Total Revenues                         $  3,379,984     $        1,763,515
     Net income (loss)                      $    257,502     $       (1,996,119)

     Basic net earnings (loss) per share    $       0.06     $            (0.53)

NOTE 14. YEAR 2000

         The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems even though the newly acquired in-house software system is Year 2000 compliant. The Company has established processes for evaluating and managing the risks and costs associated with this problem. The Company is also communicating with suppliers, dealers, financial institutions and others with which it does business to ensure their systems will be Year 2000 compliant. The cost of compliance will be incurred through December 31, 1999.

                              Steven Holland, CPA
                       3914 Murphy Canyon Rd., Ste. A126
                              San Diego, CA 92123
                               Phone 619-279-1640
                                Fax 619-279-9221

Auditor's Report
on Supplementary Information


         My audits of the basic financial statements were made primarily to form an opinion on such financial statements taken as a whole. The supplementary information contained in the following pages is presented for the purpose of additional analysis and, although not required for a fair presentation of consolidated financial position, results of operations, and cash flows, was subjected to the audit procedures applied in the examinations of the basic financial statements. In my opinion, the supplementary information is fairly presented in all material respects in relation to the basic financial statements taken as a whole.



/s/ STEVEN HOLLAND
------------------
Steven Holland
Certified Public Accountant



San Diego, California
October 25, 1999

                   COST OF SALES AND SELLING EXPENSES SCHEDULE


                                                 For the Years Ended
                                                       July 31
                                           1999                  1998
                                         --------------------------------
Schedule of Cost of Sales

     Material purchases                    $ 1,152,821       $   809,528
     Production labor                          143,017           100,562
     Freight                                   138,653            82,752
     Supplies and miscellaneous                  8,816             9,157
                                           -----------       -----------

                 Total cost of sales       $ 1,443,307       $ 1,001,999
                                           ===========      ============

Schedule of Selling Expenses

     Advertising and marketing             $   101,063       $   276,390
     Sales wages                               216,895           335,098
     Travel and entertainment                   31,758             9,037
     Trade shows                                 6,895            27,112
                                           -----------       -----------

                 Total selling expenses    $   356,611       $   647,637
                                           ===========       ===========

                 SCHEDULE OF GENERAL AND ADMINSTRATIVE EXPENSES



                                                       For the Years Ended
                                                             July 31
                                                     1999            1998
                                                 -----------------------------
Schedule of General and Administrative Expenses

   Accounting fees                              $   42,330      $   17,180
   Amortization                                     11,650               -
   Auto expenses                                       747           1,621
   Bad debts                                        32,400               -
   Bank charges and processing fees                  3,122           2,640
   Board meetings and fees                           7,038          33,864
   Cleaning                                          1,314              60
   Computer expense                                  2,320           5,712
   Contributions                                       205               -
   Consulting fees                                  40,500         654,565
   Depreciation                                    144,075         125,935
   Dues & subscriptions                             10,583          15,072
   Employee benefits                                12,386           6,521
   Equipment rent                                   16,649          10,579
   Insurance                                        56,617          54,083
   Interest expense                                 69,591           8,243
   Investor relations                               31,182          14,410
   Legal and professional                           66,875          71,433
   Licenses and fees                                     -             130
   Miscellaneous                                     2,466           2,474
   Office supplies and expense                       8,737          14,893
   Office wages and payroll taxes                  287,241         271,133
   Officers wages                                  144,000         146,215
   Overhead application to WIP                     (74,559)              -
   Payroll processing service                        3,074           3,040
   Postage/shipping                                 16,554          36,373
   Printing                                          3,019           4,377
   Public relations                                 24,009          56,946
   Recruiting - employment                           3,496             936
   Rent expense                                     78,393          76,700
   Repairs and maintenance                             792           5,765
   SEC compliance costs                             37,560          62,201
   Security                                            240             428
   Services charges                                 33,000               -
   Small tools                                         361           1,667
   Taxes: business                                   6,241           6,313
   Telephone                                        38,844          61,751
   Travel                                              778               -
   Utilities                                        14,298          16,395
                                                -----------     -----------

     Total general and administrative expenses  $1,178,128      $1,789,655
                                                ===========     ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: None

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference from the Registrant's Proxy Statement to be filed on or before November 29, 1999.


ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the Registrant's Proxy Statement to be filed on or before November 29, 1999.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from the Registrant's Proxy Statement to be filed on or before November 29, 1999.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the Registrant's Proxy Statement to be filed on or before November 29, 1999.


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




INNOVATIVE MEDICAL SERVICES                                           DATE



/s/ MICHAEL L. KRALL                                            October 28, 1999
--------------------
Michael L. Krall, Chairman/President/CEO



Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    NAME                TITLE                                  DATE

/s/ DENNIS BROVARONE    Director                                October 28, 1999
--------------------
Dennis Brovarone

/s/ GARY BROWNELL       Chief Financial Officer and Director    October 28, 1999
-----------------

/s/ PATRICK GALUSKA     Director                                October 28, 1999
-------------------
Patrick Galuska

/s/ EUGENE PEISER       Director                                October 28, 1999
-----------------
Eugene Peiser

/s/ DONNA SINGER        Executive Vice President and Director   October 28, 1999
----------------
Donna Singer