Form 10QSB
period 1999-10-31
INNOVATIVE MEDICAL SERVICES
filed 1999-12-15
CIK 1006028

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended October 31, 1999


[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT  OF  1934  [No  Fee  Required]  For  the  transition   period
     from _______ to _____

                         Commission File number 0-21019


                           INNOVATIVE MEDICAL SERVICES
                           ---------------------------
                 (Name of small business issuer in its charter)


                  California                         33-0530289
                  ----------                         ----------

        (State or other jurisdiction
       of incorporation or organization)    (IRS Employer Identification No.)


                 1725 Gillespie Way, El Cajon, California 92020
                 ----------------------------------------------
                    (Address of principal executive offices)


                                  619 596 8600
                                  ------------
                            Issuer's telephone number

         Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 4,552,242 as of December 14, 1999.

INNOVATIVE MEDICAL SERVICES
INDEX

PART 1.  FINANCIAL INFORMATION
         Item 1.  Financial Statements
                  Balance Sheets as of July 31, 1999 and October 31, 1999 Statements of Operations for the three months ended October 31, 1998 and 1999 Statements of Cash Flows for the three months ended October 31, 1998 and 1999
         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART 2.  OTHER INFORMATION
         Item 1.   Legal Proceedings
         Item 2.   Changes in Securities
         Item 3.   Defaults Upon Senior Securities: None
         Item 4.   Submission of Matters to a Vote of Security Holders: None
         Item 5.   Other information
         Item 6.   Exhibits and Reports on Form 8-K
         Signatures

ITEM 1


The interim financial statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                 (Unaudited)
                                                                 October 31     July 31
ASSETS                                                              1999         1999
                                                                 ----------------------
Current Assets
     Cash and cash equivalents                                    $ 22,248     $ 22,056
     Restricted cash                                               201,462      205,574
     Accounts receivable, net of allowance for doubtful
         accounts of $ 17,850                                    1,231,289      790,166
     Notes receivable                                              339,975      339,524
     Inventories                                                   776,833      719,972
     Prepaid expenses                                               65,559       37,078
                                                                   -------       ------

         Total current assets                                    2,637,366    2,114,370
                                                                ----------    ---------

Property, Plant and Equipment
     Property, plant and equipment                                 819,487      805,523
                                                                  --------      -------

         Total property, plant and equipment                       819,487      805,523
                                                                  --------      -------

Noncurrent Assets
     Deposits                                                       13,083        6,575
     Patents and license                                           428,550      425,550
     Goodwill                                                      254,789      256,422
     Other intangible assets                                       351,000      353,250
     Deferred acquisition costs                                     53,851       53,851
                                                                   -------       ------

         Total noncurrent assets                                 1,101,274    1,095,648
                                                                ----------    ---------

     Total assets                                             $  4,558,126  $ 4,015,541
                                                              ============  ===========




LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
     Accounts payable                                            $ 683,301    $ 594,948
     Accrued liabilities                                            13,088       43,068
     Notes payable                                                 567,367      446,067
                                                                  --------      -------

         Total current liabilities                               1,263,757    1,084,083
                                                                ----------    ---------

Stockholders' Equity
     Class A common stock, no par value: authorized
         20,000,000 shares, issued and outstanding
          4,552,242 at October 31, 1999 and
          4,392,242 at July 31, 1999                             6,880,068    6,663,318
     Class A warrants: issued and outstanding 3,687,500
         warrants                                                  108,750      108,750
     Accumulated deficit                                        (3,694,448)  (3,840,610)
                                                               -----------  -----------

         Total stockholders' equity                              3,294,370    2,931,458
                                                                 ---------    ---------

     Total liabilities and stockholders' equity                $ 4,558,126  $ 4,015,541
                                                              ============  ===========


CONSOLIDATED STATEMENTS OF INCOME (Uuaudited)

                                                             For the Three Months Ended
                                                                      October 31
                                                                1999             1998
Net sales                                                     $ 904,888       $ 795,519
Cost of sales                                                   410,213         282,289
                                                               --------         -------

Gross profit                                                    494,675         513,230
                                                               --------         -------

Selling expenses                                                112,704          71,306
General and administrative expenses                             198,085         268,638
Research and development                                         38,603          38,037
                                                                -------          ------

Total operating costs                                           349,391         377,982
                                                               --------         -------

Operating income (loss)                                         145,284         135,248
                                                               --------         -------

Other income and (expense):
Interest income                                                   1,078           2,693
                                                                 ------           -----

Total other income (expense)                                      1,078           2,693
                                                                 ------           -----

Income (loss) before income taxes                               146,361         137,941

Federal and state income taxes                                      200             200
                                                                   ----             ---

Net income (loss)                                            $  146,161      $  137,741
                                                             ==========       =========


Net income (loss) per common share (basic)                      $  0.03          $ 0.04
                                                                =======          ======
Net income (loss) per common share (diluted)                    $  0.02          $ 0.02
                                                                =======          ======

                                                         Three Months
                                                             Ended            Year Ended
                                                          October 31        Ended July 31
CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICITS              1999               1999
--------------------------------------------------------------------------------------------

Balance, beginning of period                             $ (3,842,457)     $ (4,101,330)

Net income (loss)                                             146,161           258,873
                                                             --------           -------

Balance, end of period                                   $ (3,696,296)      $(3,842,457)
                                                         =============     =============

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                    For the Three Months Ended
                                                               October 31
                                                                  1999                     1998
                                                                  ----                     ----
Cash flows from operating activities
   Net income (loss)                                         $ 146,161            $ 137,741,161

   Adjustments to reconcile net income to net cash
   provided by operating activities:
        Depreciation                                            42,484                   35,786
   Changes in assets and liabilities:
        (Increase) decrease in restricted cash                   4,113                    1,507
        (Increase) decrease in accounts receivable            (441,123)                (360,418)
        (Increase) decrease in notes receivable                   (452)                 (16,510)
        (Increase) decrease in prepaid expense                 (28,481)                   1,030
        (Increase) decrease in inventory                       (56,861)                (164,775)
        (Increase) decrease in deposits                         (6,508)                  (3,000)
        (Increase) decrease in patent and licenses              (3,000)                (347,271)
        (Increase) decrease in deferred acquisition costs            -                1,051,422
        (Increase) decrease in goodwill                          1,633                 (261,322)
        (Increase) decrease in intangible assets                 2,250                 (360,000)
        Increase (decrease) in accounts payable                 88,353                  161,171
        Increase (decrease) in accrued liabilities             (29,980)                 (41,413)
                                                              --------                ---------
                                                                                                                  -
             Net cash provided (used) by operating                                                                -
                    activities                                (281,410)                (166,052)
                                                              --------                 --------

Cash flows from investing activities
      Purchase of property, plant and equipment                (56,448)                 (54,266)
                                                              --------                  -------

            Net cash (used) in investing activities            (56,448)                 (54,266)
                                                              --------                  -------

Cash flows from financing activities
      Increase (decrease) in notes payable                     121,300                  213,634
      Proceeds from sale of common stock                       216,750                        -
                                                              --------                  -------
                                                                                             -
            Net cash provided by financing activities          338,050                  213,634
                                                               -------                  -------

            Net increase (decrease) in cash and cash
                equivalents                                        192                   (6,684)

Cash at beginning of period                                     22,056                   48,250
                                                                ------                   ------

Cash at end of period                                         $ 22,248                 $ 41,566
                                                             =========                 ========

Interest paid                                                 $ 16,299                  $ 9,797
Taxes paid                                                    $    800                  $   800


ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited and unaudited financial statements of the Company.

OVERVIEW

Innovative Medical Services (the Company) is the nation's leader in pharmaceutical water purification. The Company is engaged principally in the business of manufacturing and marketing the Fillmaster(R), a water purification, measuring and dispensing apparatus used in pharmacies to reconstitute oral antibiotic suspensions. Innovative Medical Services has also entered the consumer market with its Nutripure(R)line of residential drinking water systems. The Company markets, for both product lines, proprietary filters that require changing at intervals of nine to twelve months or whenever indicated by the systems' water quality monitors. The filter replacements represent a significant continuing source of sales and cash flow to the Company.

In the past three years, Innovative Medical Services has launched five new products: the Fillmaster(R)1000e, the Scanmaster(R), and three products in the Company's Nutripure(R)line of residential drinking water systems. The Company continued its marketing campaigns to expand into new markets while pursuing development of future products.

Innovative Medical Services' customer base for its pharmaceutical water purification systems includes Wal-Mart, Walgreens, American Stores, Eckerd, Kroger, Fred Meyer, Target and CVS, and IMS' expertise in pharmaceutical water systems provides a strong foundation for its "pharmacist recommended" Nutripure line of residential water filtration systems. The Company's Nutripure Elite reverse osmosis residential water system usually retails for $499, and is available as either a convenient, compact, unit easily installed beneath the sink, or an attractive, counter-top appliance requiring no installation. The Nutripure 2000 countertop water filter retails for $79.99 and competes with PUR(R), Brita(R)and Culligan(R)products.

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

During the first quarter of the fiscal year, the Company continued its progress on three major projects which, when fully launched, should create significant quantum growth for the Company: 1) Retail rollout of the Nutripure 2000CT countertop water filtration system; 2) expansion of the Company's online retailing initiative through the addition of vitamins and supplements to the Company's existing product line; and 3) Addition of patented ionic water treatment and disinfecting technologies.

The Nutripure 2000CT residential countertop water filtration system has been very well received by the mass merchandisers and is undergoing final evaluations in several chains. The online retailing expansion to include vitamins and supplements should be completed within 30 days. Both retail programs are strongly supported by IMS' internet market presence, and the Company expects these two projects to dramatically accelerate the Company's growth. As mentioned earlier, marketing for the Company's products is supported by consumer targeted, e-commerce advertising campaigns on AOL(R)(NYSE: AOL), Yahoo(R)(NASDAQ: YHOO) and Lycos(R)(NASDAQ: LCOS). The Company's products can be purchased online from IMS' Yahoo!(R)Store at stores.yahoo.com/nutripure or from its web site at www.imspure.com.

As announced in November and December 1999, Innovative Medical Services is entering into licensing agreements for three ionic water treatment and disinfecting technologies. Innovative Medical Services expects to generate immediate revenues from sales of RMS technology in the hospital market because the system solves a very serious problem in hospital infrastructures. Hospital water systems can harbor bacteria, including Legionella-- the bacteria responsible for Legionnaires' disease, which can be deadly to patients with compromised immune systems. The RMS integrates with a hospital's water system to control and eliminate bio-film buildup. Treatment of hospital water could reduce or eliminate patient infections and death resulting from Legionella, and national attention has focused on Legionnaires' disease as a critical threat to hospital patients.

Axenohl is a patent-pending, non-toxic aqueous disinfectant. Based upon proprietary ionization stabilization technology, Axenohl does not include the use of traditional disinfectants such as quaternary ammonium salts, phenols, glutaraldehyde, chlorine or bromine compounds. Axenohl enhances the disinfection properties of halogens (chlorine) at reduced levels and is a cost effective, stand alone alternative to halogens in many markets where conventional disinfection methodologies are employed. Innovative Medical Services will market Axenohl to the medical, dental and food processing markets in addition to the commercial and consumer drinking water markets in conjunction with IMS' Nutripure line of water treatment systems.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 1999 VERSUS THREE MONTHS ENDED OCTOBER 31, 1998

Total revenues of $904,900 in the first quarter ended October 31, 1999 were 14% higher than the $795,500 in revenues reported for the same quarter ended October 31, 1998. Fillmaster Purification System sales in the 1999 quarter were $609,000 and replacement filter sales were $192,300. In the 1998 quarter, Fillmaster Purification System sales were $620,100 and replacement filter sales were $157,600. Although system sales decreased 2% during the current period, replacement filter sales rose 22% as expected due to the continually increasing number of Fillmaster(R) Purification Systems in use. The decrease in Fillmaster system revenues reflects the Company's offering of penetration pricing to gain access to a new national chain customer during the quarter. The remaining sales during the current period came from retail and international sales that were not available to the company during the prior quarter ending October 31, 1998.

Gross profit in the most recent quarter was $494,700 versus $513,200 in the year-earlier quarter. Gross profit percentage of 55% in the 1999 quarter was lower versus the 65% gross profit percentage in the 1998 quarter. The gross profit percentage decrease reflects the combination of penetration pricing as mentioned above and the Company's addition of sophisticated technology components in its newer products.

Income for the quarter ended October 31, 1999 was $146,200 versus $137,700 for the same quarter in 1998. The increased income was due to increased sales volume during the period.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended October 31, 1999 the Company's current assets to current liabilities ratio rose from 1.32 to 2.09. Current assets increased $523,000 from $2,114,400 to $2,637,400. Current assets at October 31, 1999 include an increase of $441,100 of accounts receivable on higher sales volume. Inventories increased $56,900 from $720,000 to $776,900 on anticipation of increased sales of the new electronic dispenser. Current liabilities increased $179,700 from $1,084,100 to $1,263,800. The increase in current liabilities was the result of increased accounts payable associated with a corresponding increase in accounts receivables and inventories. Also, the company borrowed an additional $121,300 on its credit facility during the period.

Cash flows used by operations were $284,400 in the first three months of fiscal year 1999. Cash flows used by operations were $166,100 for the same period in 1998. For those periods, cash flows used in investing activities included, respectively, $56,400 and $54,300 for the purchase of machinery and equipment and for leasehold improvements. Investing activities included an increase of $121,300 in notes payable in the current quarter compared to an increase of $213,600 in the prior quarter ending October 31, 1998. Also, during the current quarter, the Company received $200,000 ($1.25 per share) from the issuance of 160,000 shares of common stock to an accredited investor during the current quarter. With respect to the sale made, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered to accredited investor who was provided all of the current public information available on the Company.

The total increase in cash and cash equivalents for the quarter ended October 31, 1999 was $200 as compared to a decrease of cash and cash equivalents of $6,700 for the same period in the prior fiscal year. u

PART 2 OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS

The following is an update of developments in the previously disclosed litigation involving the Company filed in the Circuit Court of Pinellas County, Florida by Zedburn Corporation, against the Company for breach of contract in October 1997. The Company has filed counterclaims based upon the Racketeer Influenced and Corrupt Organization (RICO) Act against Mr. Reitz, Zedburn Corporation, Capital Development Group, Steven Durland and other defendants. It is the Company's position that Mr. Reitz and others perpetrated a scheme to defraud the Company of cash fees and securities in connection with purported services of arranging a public offering of the Company's common stock. In October 1997, Mr. Reitz and Zedburn filed for protection under the Federal bankruptcy laws. In August 1998, Mr. Reitz voluntarily dismissed his bankruptcy and as a result thereof the Company has named Mr. Reitz as a defendant to its counterclaims.

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

ITEM 2.
CHANGES IN SECURITIES

In September 1999, the Company issued 160,000 shares of common stock to an accredited investor for $200,000 ($1.25 per share) in a private placement of the shares.

With respect to the sale, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered to an accredited investor was were provided all of the current public information available on the Company.

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


INNOVATIVE MEDICAL SERVICES
(Registrant)
By:

/s/ MICHAEL L. KRALL
--------------------
Michael L. Krall, President/CEO

By:

/s/ GARY BROWNELL
-----------------
Gary Brownell, Chief Financial Officer