Form 10QSB
period 2000-01-31
INNOVATIVE MEDICAL SERVICES
filed 2000-03-16
CIK 1006028

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended January 31, 2000


[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT  OF  1934  [No  Fee  Required]  For  the  transition   period
     from _______ to _____

                         Commission File number 0-21019


                           INNOVATIVE MEDICAL SERVICES
                           ---------------------------
                 (Name of small business issuer in its charter)


                  California                         33-0530289
                  ----------                         ----------
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

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 5,152,117 as of March 14, 2000.

INNOVATIVE MEDICAL SERVICES

INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Balance Sheets as of July 31, 1999 and January 31, 2000 Statements of Operations for the three months ended January 31, 1999 and 2000 Statements of Cash Flows for the three months ended January 31, 1999 and 2000

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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




INNOVATIVE MEDICAL SERVICES

CONSOLIDATED BALANCE SHEETS


                                                           (Unaudited)
                                                           January 31           July 31
ASSETS                                                        2000                1999
                                                          --------------------------------
Current Assets

     Cash and cash equivalents                            $     79,400       $     22,056
     Restricted cash                                           203,611            205,574
     Accounts receivable, net of allowance for doubtful
         accounts of $ 17,850                                1,015,258            790,166
     Notes receivable                                          406,677            339,524
     Inventories                                               716,800            719,972
     Prepaid expenses                                           50,324             37,078
                                                          -------------      -------------

         Total current assets                                2,472,069          2,114,370
                                                          -------------      -------------

Property, Plant and Equipment

     Property, plant and equipment                           1,067,846            805,523
                                                          -------------      -------------

         Total property, plant and equipment                 1,067,846            805,523
                                                          -------------      -------------

Noncurrent Assets

     Deposits                                                   13,083              6,575
     Patents and license                                       493,950            425,550
     Goodwill                                                  253,156            256,422
     Other intangible asstes                                   348,750            353,250
     Deferred acquisition costs                                 53,851             53,851
                                                          -------------      -------------

         Total noncurrent assets                             1,162,790          1,095,648
                                                          -------------      -------------

     Total assets                                         $  4,702,705       $  4,015,541
                                                          -------------      -------------

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities

     Accounts payable                                     $    376,992          $ 594,948
     Accrued liabilities                                         9,602             43,068
     Notes payable                                             425,538            446,067
                                                          -------------      -------------

         Total current liabilities                             812,131          1,084,083
                                                          -------------      -------------

Stockholders' Equity

     Class A common stock, no par value: authorized
         20,000,000 shares, issued and outstanding
          4,704,117 at January 31, 2000 and
          4,392,242 at July 31, 1999                         7,435,093          6,663,318
     Class A warrants: issued and outstanding 3,687,500
         warrants                                              108,750            108,750
     Accumulated deficit                                    (3,653,268)        (3,840,610)
                                                          -------------      -------------

         Total stockholders' equity                          3,890,575          2,931,458
                                                          -------------      -------------

     Total liabilities and stockholders' equity           $  4,702,705       $  4,015,541
                                                          =============      =============


INNOVATIVE MEDICAL SERVICES

CONSOLIDATED STATEMENTS OF INCOME (Uuaudited)

                                                           For the Six Months Ended             For the Three Months Ended
                                                                  Jaunuary 31                          Jaunuary 31
                                                              2000              1999                2000               1999
                                                          ---------------------------------------------------------------------
Net sales                                                 $ 1,551,745        $ 1,563,498          $  646,857         $  767,979
Cost of sales                                                 575,053            553,920             164,840            271,631
                                                          -------------      -------------        ----------         ----------
Gross profit                                                  976,692          1,009,578             482,017            496,348
                                                          -------------      -------------        ----------         ----------

Selling expenses                                              258,430            187,772             145,726            116,466
General and administrative expenses                           488,909            447,705             290,824            179,067
Research and development                                       44,116             84,939               5,513             46,902
                                                          -------------      -------------        ----------         ----------
                                                                    -
Total operating costs                                         791,455            720,416             442,063            342,435
                                                          -------------      -------------        ----------         ----------

Operating income (loss)                                       185,237            289,162              39,954            153,913
                                                          -------------      -------------        ----------         ----------
Other income and (expense):
Interest income                                                 2,504              5,381               1,426              2,688
                                                          -------------      -------------        ----------         ----------

Total other income (expense)                                    2,504              5,381               1,426              2,688
                                                          -------------      -------------        ----------         ----------

Income (loss) before income taxes                             187,741            294,543              41,380            156,601
Federal and state income taxes                                    400                400                 200                200
                                                          -------------      -------------        ----------         ----------
Net income (loss)                                         $   187,341        $   294,143          $   41,180         $  156,401
                                                          =============      =============        ==========         ==========


Net income (loss) per common share (basic)                $     0.04         $     0.07           $    0.01          $    0.04
                                                          =============      =============        ==========         ==========
Net income (loss) per common share (diluted)              $     0.02         $     0.04           $    0.01          $    0.02
                                                          =============      =============        ==========         ==========





CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICITS

                                                                                                  Six Months
                                                                                                    Ended           Year Ended
                                                                                                  January 31       Ended July 31
                                                                                                     2000               1999
                                                                                                 -------------------------------
Balance, beginning of period                                                                     $(3,840,610)      $ (4,101,330)

Net income (loss)                                                                                    187,341            260,720
                                                                                                 ------------      -------------
Balance, end of period                                                                           $(3,653,269)      $ (3,840,610)
                                                                                                 ============      =============



INNOVATIVE MEDICAL SERVICES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                      For the Six Months Ended
                                                                              January 31
                                                                ---------------------------------
                                                                     2000                1999
                                                                -------------         -----------
Cash flows from operating activities
      Net income (loss)                                         $   187,341           $  294,143
      Adjustments to reconcile net income to net cash
      provided by operating activities:
           Depreciation                                               67,301              70,550
      Changes in assets and liabilities:                                                    -
           (Increase) decrease in restricted cash                      1,963               2,641
           (Increase) decrease in accounts receivable               (225,092)           (442,744)
           (Increase) decrease in notes receivable                   (67,153)            (18,161)
           (Increase) decrease in prepaid expense                    (13,245)            (12,545)
           (Increase) decrease in inventory                            3,172            (203,716)
           (Increase) decrease in deposits                            (6,508)             (4,450)
           (Increase) decrease in patent and licenses                (68,400)           (347,271)
           (Increase) decrease in deferred acquisition costs            -              1,051,422
           (Increase) decrease in goodwill                             3,267            (261,322)
           (Increase) decrease in intangible assets                    4,500            (360,000)
           Increase (decrease) in accounts payable                  (217,957)             49,999
           Increase (decrease) in accrued liabilities                (33,467)            (41,611)
                                                                -------------         -----------
                                                                                            -
                Net cash provided (used) by operating                                       -
                     activities                                     (364,278)           (223,065)
                                                                -------------         -----------

Cash flows from investing activities
      Purchase of property, plant and equipment                     (329,624)            (87,539)
                                                                -------------         -----------

                Net cash (used) in investing activities             (329,624)            (87,539)
                                                                -------------         -----------

Cash flows from financing activities
      Increase (decrease) in notes payable                           (20,529)            257,216
      Proceeds from sale of common stock                             771,775              24,015
                                                                -------------         -----------

                Net cash provided by financing activities            751,246             281,231
                                                                -------------         -----------

                Net increase (decrease) in cash and cash
                     equivalents                                      57,344             (29,373)

Cash at beginning of period                                           22,056              48,250
                                                                -------------         -----------

Cash at end of period                                           $     79,400          $   18,877
                                                                =============         ===========

Interest paid                                                   $     35,514          $    4,807
Taxes paid                                                      $        400          $      400


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
===============================================================

The following discussion and analysis should be read in conjunction with the audited and unaudited financial statements of the Company.


OVERVIEW
--------
Innovative Medical Services (the Company), based in El Cajon, California, markets unique water treatment and disinfecting solutions to a broad range of customers, including pharmaceutical, healthcare and consumer markets.

The Company is the nation's leader in pharmaceutical water purification. The Company's cornerstone products have been the Fillmaster(R), Fillmaster(R) 1000e and Scanmaster(TM) water purification, measuring and dispensing technologies used in pharmacies to reconstitute oral antibiotic prescriptions. The Company markets proprietary filters for the aforementioned products, thereby gaining another significant source of revenues and cash flow.

Innovative Medical Services has also entered the consumer market with its Nutripure(R) line of residential drinking water systems, including the Nutripure Elite reverse osmosis water system available as either a convenient, compact unit easily installed beneath the sink, or as an attractive countertop appliance requiring no installation. Brand recognition for the Nutripure products is driven by the Nutripure 2000 countertop water filtration system. Nutripure 2000 competes with PUR(R), Brita(R) and Culligan(R) products, delivering superior product quality and capacity to consumers.

The Company has licensed silver ion water treatment and disinfecting technologies for the healthcare market, including hospitals, clinics, surgical centers, dentists' and doctors' offices and other medical and health related facilities. Innovative Medical Services has also secured rights to market the Axenohl(TM) disinfectant technology to the healthcare, food processing, dental, point-of-use and point-of-entry drinking water markets.

During the second quarter of the fiscal year, the Company made great strides in three new markets which should create significant quantum growth for the
Company: 1) Expansion of the Company's online retailing initiative through the addition of vitamins and supplements to the Company's existing product line; 2) Licensing and marketing of patented ionic water treatment and disinfecting technologies; and 3) Retail rollout of the Nutripure 2000CT countertop water filtration system.

In February, Innovative Medical Services launched Nutripure.com: an e-commerce web supersite providing consumers a wide variety of vitamins, minerals, nutritional supplements, homeopathic remedies and natural products. In addition to products, the website offers comprehensive health and wellness information in an easy-to-access, intuitive reference format. The website will also present the Nutripure line of water filtration systems.

During the quarter, the Company formed Nutripure.com as a wholly owned subsidiary and declared a dividend in kind of Nutripure.com shares. Holders of Innovative Medical Services Common Stock will receive one share of Nutripure.com Common Stock for each ten shares of Innovative Medical Services Common Stock held as of a record date to be specified. The record date and distribution date for the dividend will promptly follow completion of the registration of Nutripure.com as a reporting issuer with the Securities and Exchange Commission. A registration statement on Form 10SB relating to these securities will be filed with the SEC in March, pending completion of the required audit of Nutripure.com.

Also during the quarter Innovative Medical Services entered into licensing agreements for several ionic water treatment and disinfecting technologies. Innovative Medical Services expects to generate immediate revenues from sales of RMS technology in the hospital market because the system solves a very serious problem in hospital infrastructures. Hospital water systems can harbor bacteria, including Legionella -- the bacteria responsible for Legionnaires' disease, which can be deadly to patients with compromised immune systems. The RMS integrates with a hospital's water system to control and eliminate bio-film buildup. Treatment of hospital water could reduce or eliminate patient infections and death resulting from Legionella, and national attention has focused on Legionnaires' disease as a critical threat to hospital patients.

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

The Company continues its marketing campaigns to expand into new markets while pursuing development of future products.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2000 VERSUS THREE MONTHS ENDED JANUARY 31, 1999
--------------------------------------------------------------------------------
During the second quarter, Innovative Medical Services experienced an unexpected turnover in sales personnel. Revenues of $646,900 in the first quarter ended January 31, 2000 were 16% lower than the $768,000 in revenues reported for the same quarter ended January 31, 1999. Fillmaster Purification System sales in the 2000 quarter were $234,600 and replacement filter sales were $74,000. In the 1999 quarter, Fillmaster Purification System sales were $475,400 and replacement filter sales were $260,100. Net income for the quarter ended January 31, 2000 was $41,200 versus $156,400 for the same quarter in 1999. The decreased income was due to decreased sales as outlined above and to an increase in General and Administrative expenses as the Company positions for anticipated rapid growth activity related to new ventures, including expanded retail distribution of the Nutripure 2000 home water system, Nutripure.com and the new silver ion technologies. Management believes that the quarter's results are an aberration and not a trend. The Company took immediate action to fortify the sales department with highly qualified and experienced sales people who will lead the Company to greater markets and increased results. Fillmaster sales are expected to return to normal levels.

The decrease in Fillmaster Purification System and replacement filter sales was partially offset by the sale of an internally developed e-commerce supersite. During the period the Company sold the website to its new subsidiary, Nutripure.com, an initial purchase price of $1,000,000. Of this amount, $665,200 was eliminated from sales in inter-company consolidation adjustments. The remaining $334,800 represents the cost of the website development not capitalized in previous quarters. During the quarter Nutripure.com paid the Company $350,000 of the purchase price for the website.

Gross profit in the most recent quarter was $482,000 versus $496,300 in the year-earlier quarter. Gross profit percentage of 74% in the 2000 quarter was higher versus the 65% gross profit percentage in the 1999 quarter. The gross profit percentage increase reflects profit on the sale of the website.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2000 VERSUS SIX MONTHS ENDED JANUARY 31, 1999
--------------------------------------------------------------------------------
Revenues of $1,551,700 in the six months ended January 31, 1999 were 1% lower than the $1,563,500 in revenues reported for the six months ended January 31, 1999. Fillmaster Purification System sales in the six months ended January 31, 2000 were $843,600 and replacement filter sales were $266,000. In the prior period, Fillmaster Purification System sales were $1,099,500 and replacement filter sales were $417,700. Sales of Fillmaster Purification System decreased 23% and sales of filter replacements decreased 36% during the fiscal quarter 1999/2000. The sale of the website during the period increased sales 27%.

Gross profits for the six months ended January 31, 2000 were $976,700 versus $1,009,600 in 1999. The gross profit of 63% in 2000 was lower versus the 65% gross profit in 1999. The gross profit decrease resulting from decreased Fillmaster and replacement filter sales was largely offset by the website sale described above.

Net income for first six months ended January 31, 2000 was $187,300 versus $294,100 for the same period last year.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
During the six months ended January 31, 2000, the Company's current assets to liabilities ratio rose from 1.95 to 3.04. Current assets increased $357,700 from $2,114,400 to $2,472,100. Current assets at January 31, 2000 include an increase of $57,300 in cash on hand, $225,100 of accounts receivable and $67,200 of notes receivable.. Inventories remained constant during the period. Current liabilities decreased $272,000 from $1,084,100 to $812,100. The decrease in current liabilities was the result of the Company's ability to pay down accounts payable by $218,000 during the recent quarter.

Cash flows used from operations were $364,300 in the first six months of fiscal year 2000. Cash flows used from operations were $223,100 for the same period in 1999. For those periods, cash flows used in investing activities included, respectively, $364,300 and $87,500 for the purchase of fixed assets. Cash flows used in investing activities for the recent quarter included $334,800 capitalized website cost by Nutripure.com. Cash flows from financing activities were $771,800 from the sale of common stock including $500,000 from proceeds received through a Nutripure.com private placement. In addition, approximately $271,800 was received from exercise of outstanding stock options which management believes were largely exercised in anticipation of the Nutripure.com stock dividend. The total increase in cash and cash equivalents for the 2000 six-month period was $79,400 as compared to increase of $18,900 during the same period in 1999.

PART 2  OTHER INFORMATION
===========================

ITEM 1

LEGAL PROCEEDINGS
-----------------
The following is an update of developments in the previously disclosed litigation involving the Company filed in the Circuit Court of Pinellas County, Florida by Zedburn Corporation, against the Company for breach of contract in October 1997. The Company has filed counterclaims based upon the Racketeer Influenced and Corrupt Organization (RICO) Act against Mr. Reitz, Zedburn Corporation, Capital Development Group, Steven Durland and other defendants. It is the Company's position that Mr. Reitz and others perpetrated a scheme to defraud the Company of cash fees and securities in connection with purported services of arranging a public offering of the Company's common stock. In October 1997, Mr. Reitz and Zedburn filed for protection under the Federal bankruptcy laws. In August 1998, Mr. Reitz voluntarily dismissed his bankruptcy and as a result thereof the Company has named Mr. Reitz as a defendant to its counterclaims.

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


ITEM 2.
CHANGES IN SECURITIES
---------------------
None.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES
-------------------------------
Not applicable.


ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------
Not applicable.


ITEM 5.
OTHER INFORMATION
-----------------
Not applicable.


ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K
---------------------------------
        (A)      EXHIBITS

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