Form 10QSB
period 2000-04-30
INNOVATIVE MEDICAL SERVICES
filed 2000-06-14
CIK 1006028

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended April 30, 2000
                                  --------------

[    ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT  OF  1934  [No  Fee  Required]  For  the  transition   period
     from        to
          ------   ------


                         Commission File number 0-21019


                           INNOVATIVE MEDICAL SERVICES
                           ---------------------------
                 (Name of small business issuer in its charter)


                California                            33-0530289
          -------------------------------------------------------------------
          (State or other jurisdiction
         of incorporation or organization)  (IRS Employer Identification No.)



                    1725 Gillespie Way, El Cajon, California 92020
                -------------------------------------------------------
                    (Address of principal executive offices)


                                  619 596 8600
                            -------------------------
                            Issuer's telephone number

         Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 6,443,814 as of June 8, 2000.

INNOVATIVE MEDICAL SERVICES
INDEX

PART 1. FINANCIAL INFORMATION

  Item 1. Financial Statements Balance Sheets as of July 31, 1999 and April 30, 2000 Statements of Operations for the three months ended April 30, 1999 and 2000 Statements of Cash Flows for the three months ended April 30, 1999 and 2000

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

ITEM 1



CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------
                                                                (Unaudited)
                                                                 April 30            July 31
ASSETS                                                             2000               1999
                                                               ---------------   ----------------
Current Assets
      Cash and cash equivalents                                   $ 1,413,219           $ 22,056
      Restricted cash                                                 200,962            205,574
      Accounts receivable, net of allowance for doubtful
          accounts of $ 50,000                                      1,144,105            790,166
      Notes receivable                                                216,647            339,524
      Inventories                                                     712,214            719,972
      Prepaid expenses                                                 59,153             37,078
                                                                      -------             ------

          Total current assets                                      3,746,299          2,114,370
                                                                   ----------          ---------

Property, Plant and Equipment
      Property, plant and equipment                                 1,237,287            805,523
                                                                   ----------            -------

          Total property, plant and equipment                       1,237,287            805,523
                                                                   ----------            -------

Noncurrent Assets
      Deposits                                                         13,083              6,575
      Patents and license                                             576,016            425,550
      Goodwill                                                        252,522            256,422
      Other intangible assets                                         346,500            353,250
      Deferred acquisition costs                                      103,376             53,851
                                                                     --------             ------

          Total noncurrent assets                                   1,291,498          1,095,648
                                                                   ----------          ---------

      Total assets                                                $ 6,275,083        $ 4,015,541
                                                                 ============        ===========

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
      Accounts payable                                              $ 321,962          $ 594,948
      Accrued liabilities                                              55,709             43,068
      Notes payable                                                   260,411            446,067
                                                                     --------            -------

          Total current liabilities                                   638,082          1,084,083
                                                                     --------          ---------

Minority interest payable                                              71,877                  -
                                                                      -------          ---------

Stockholders' Equity
      Class A common stock, no par value: authorized
          20,000,000 shares, issued and outstanding
           6,416,939 at April 30, 2000 and
           4,392,242 at July 31, 1999                               9,771,973          6,663,318
      Class A warrants: issued and outstanding 3,687,500
          warrants                                                    108,750            108,750
      Accumulated deficit                                          (4,315,598)        (3,840,610)
                                                                   -----------        -----------

          Total stockholders' equity                                5,565,125          2,931,458
                                                                   ----------          ---------

      Total liabilities and stockholders' equity                  $ 6,275,083        $ 4,015,541
                                                                 ============        ===========

STATEMENT OF INCOME (Unaudited)
----------------------------------------------------------------------------------------------------------------------------
                                                         For the Nine Months Ended            For the Three Months Ended
                                                                 April 30                             April 30
                                                          2000              1999               2000              1999
----------------------------------------------------------------------------------------------------------------------------
Net sales                                                  1,909,590         2,733,401            357,845          1,169,903
Cost of sales                                                809,301         1,050,880            234,249            496,960
                                                            --------        ----------           --------           -------

Gross profit                                               1,100,288         1,682,521            123,596            672,943
                                                          ----------        ----------           --------           -------

Selling expenses                                             406,378           289,028            147,947            101,256
General and administrative expenses                        1,117,945           790,669            629,036            342,964
Research and development                                      84,496           119,862             40,380             34,923
                                                             -------          --------            -------            ------
                                                                   -
Total operating costs                                      1,608,818         1,199,559            817,363            479,143
                                                          ----------        ----------           --------           -------

Operating income (loss)                                     (508,530)         482,962            (693,767)          193,800
                                                            ---------         --------           ---------          -------

Other income and (expense):
Interest income                                                4,218             8,097              1,714              2,716
                                                              ------            ------             ------             -----

Total other income (expense)                                   4,218             8,097              1,714              2,716
                                                              ------            ------             ------             -----

Income (loss) before income taxes and
     Minority interest in subsidiary operations             (504,312)          491,059           (692,053)           196,516

Federal and state income taxes                                  600               600                 200                200
                                                                ----              ----               ----                ---

Income (loss) before minority interest in
     Subsidiary operations                                  (504,912)          490,459           (692,253)           196,316

Minority interest in subsidiary operations                   29,923                 -              29,923                 -
                                                             -------           -------            -------            -------

Net income (loss)                                         $ (474,989)       $ 490,459          $ (662,331)        $ 196,316
                                                          ===========       ==========         ===========        =========


Net income (loss) per common share (basic)                   $ (0.10)          $ 0.12             $ (0.12)           $ 0.05
                                                             ========          =======            ========           ======
Net income (loss) per common share (diluted)                 $ (0.06)          $ 0.07             $ (0.08)           $ 0.03
                                                             ========          =======            ========           ======


                                                             April 30        Ended July 31
CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICITS                  2000                 1999
-------------------------------------------------------------------------------------------
Balance, beginning of period                            $ (3,840,610)         $ (4,101,330)

Net income (loss)                                           (474,989)              260,720
                                                           ---------               -------

Balance, end of period                                  $ (4,315,599)         $ (3,840,610)
                                                       =============          =============


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
------------------------------------------------------------------------------------------------
                                                                       For the Nine Months Ended
                                                                               April 30
                                                                        2000                1999
                                                                        ----                ----

Cash flows from operating activities
      Net income (loss)                                           $ (474,989)         $ 490,459

      Adjustments to reconcile net income to net cash
      provided by operating activities:
           Depreciation                                              115,324            116,189
           Minority interest in subsidiary operations                 71,877                  -

      Changes in assets and liabilities:
           (Increase) decrease in restricted cash                      4,613            101,425
           (Increase) decrease in accounts receivable               (353,939)        (1,021,065)
           (Increase) decrease in notes receivable                   122,877            (83,399)
           (Increase) decrease in prepaid expense                    (22,075)            (1,080)
           (Increase) decrease in inventory                            7,758            (62,095)
           (Increase) decrease in deposits                            (6,508)            (4,450)
           (Increase) decrease in patent and licenses               (150,465)          (367,140)
           (Increase) decrease in deferred acquisition costs         (49,525)         1,051,422
           (Increase) decrease in goodwill                             3,900           (258,055)
           (Increase) decrease in intangible assets                    6,750           (355,500)
           Increase (decrease) in accounts payable                  (272,987)           (71,054)
           Increase (decrease) in accrued liabilities                 12,641            (43,928)
                                                             ---------------------------------------

                Net cash provided (used) by operating
                    activities                                      (984,749)           (508,272)
                                                             ----------------  -------------------

Cash flows from investing activities
      Purchase of property, plant and equipment                     (547,088)           (120,817)
                                                             ----------------  -------------------

                Net cash (used) in investing activities             (547,088)           (120,817)
                                                             ----------------           ---------

Cash flows from financing activities
      Increase (decrease) in notes payable                          (185,656)             361,172
      Proceeds from sale of common stock                           3,108,655              375,238
                                                             ---------------   -------------------
                                                                          -                      -
                Net cash provided by financing activities         2,923,000                736,410
                                                             ---------------   -------------------

                Net increase (decrease) in cash and cash
                    equivalents                                   1,391,163                107,320

Cash at beginning of period                                          22,056                 48,250
                                                             ---------------------------------------

Cash at end of period                                           $ 1,413,219              $ 155,570
                                                                ============             =========

Interest paid                                                      $ 65,286               $ 39,622
Taxes paid                                                            $ 600                  $ 600

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited and unaudited financial statements of the Company.

OVERVIEW
Innovative Medical Services (the Company), based in El Cajon, California, markets unique water treatment and disinfecting solutions to a broad range of customers, including pharmaceutical, healthcare and consumer markets.

The Company is the nation's leader in pharmaceutical water purification. The Company's cornerstone products have been the Fillmaster(R), Fillmaster
1000e(R)and Scanmaster(TM)water purification, measuring and dispensing technologies used in pharmacies to reconstitute oral antibiotic prescriptions. The Company markets proprietary filters for the aforementioned products, thereby gaining another significant source of revenues and cash flow.

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

The Company has licensed silver ion water treatment and disinfecting technologies for the healthcare market, including hospitals, clinics, surgical centers, dentists' and doctors' offices and other medical and health related facilities. Innovative Medical Services has also secured rights to market the Axenohl(TM)disinfectant technology to the healthcare, food processing, dental, point-of-use and point-of-entry drinking water markets.

During the third quarter, the Company launched Nutripure.com, an e-commerce supersite providing consumers a wide variety of vitamins, minerals, nutritional supplements, homeopathic remedies and natural products. In addition to products, the website offers comprehensive health and wellness information in an easy-to-access, intuitive reference format. The website also presents the Nutripure line of water filtration systems.

Nutripure.com has formed a strategic alliance with Bergen Brunswig Corporation to provide a seamless online interface for efficient, direct-to-consumer distribution of products through Bergen Brunswig's strategically located state-of-the-art distribution facility in Louisville, Kentucky. The alliance combines the strengths of Nutirpure.com's aggressive sales, marketing and customer support programs with Bergen Brunswig's leadership, buying power and order fulfillment and delivery system.

Also during the quarter, the Company filed a registration statement for Nutripure.com to register the stock under the Securities and Exchange Act of 1934. After the Company receives notice of the effectiveness of the registration statement, the Company will set a record date and distribution date for the Nutripure.com dividend to shareholders of Innovative Medical Services. Holders of Innovative Medical Services Common Stock will receive one share of Nutripure.com Common Stock for each ten shares of Innovative Medical Services Common Stock held as of a record date to be specified. The Company expects SEC clearance and to set the record date in June 2000.

In March 2000, the Company announced that it began shipping its Nutripure(R)2000 countertop water system and replacement filters to Wal-Mart Stores and Super Centers. The regional rollout included four states, and the Company has received several reorders from Wal-Mart to restock stores in that region. IMS expects to expand distribution of the Nutripure 2000 system not only to additional Wal-Mart regions, but also to additional national retailers in the coming months.

The Nutripure 2000 professional, one-micron, carbon microfilter is trusted to reduce dirt, chorine, lead and filterable cysts, including cryptosporidium and giardia, to improve the taste, quality and safety of drinking water. In this era of water awareness, consumers are turning away from tap water to cleaner, safer sources of water. The "pharmacist recommended" Nutripure(R)2000 countertop carbon filtration system leads its category with a 2,000 gallon-capacity filter and a unique electronic monitor to remind users when to change the filter.

The Company continued to broaden its reach in the disinfecting technologies market by launching the Reservoir Metering System (RMS) in March 2000. The new product was unveiled at the 4th Decennial Conference on Nosocomial and Healthcare-Associated Infections held in Atlanta. Recent outbreaks of Legionnaires' disease and national media attention regarding the transmission of Legionella have created a heightened awareness about the role that contaminated water systems play in nosocomial infections.

The Reservoir Metering System is a non-halogen disinfection system that effectively treats large volumes of water with ionic silver compounds. Designed to be a cost effective alternative to the use of halogens (chlorine) for water disinfection in either single pass or re-circulating systems, RMS technology delivers ionic silver using proprietary assayed electrodes. The ions are metered into the process water by dosing pumps based upon flow rates to ensure precise dosage of ions. Generation of the ion concentrate is produced off-line by the RMS without utilizing the process water, enabling the equipment to produce ions more effectively and efficiently than conventional ionization systems.

In addition to the RMS silver ion product, the Company moved forward with its antimicrobial product line featuring Axenohl(TM) (Axen(TM)). The Company has developed equipment to dispense Axen in measured doses to municipal, commercial and point-of-use water supplies to kill bacteria, viruses and fungi originating from the water source or the delivery infrastructure. Axen may be used to replace, or drastically reduce, halogens (e.g. chlorine) as the primary method of disinfection. International trials of the system are progressing well, and the Company expects to begin marketing the Axen product for water treatment later in the year.

The Company has also established a veterinary line of products featuring Axen including antimicrobial shampoo, hoof spray, wound salve and stall and kennel spray. These products will be launched in June 2000.

The Company plans to launch a consumer line of products featuring Axen in the coming quarter. The first products to launch will be antimicrobial soap and hand lotion.

Axenohl(TM)(Axen(TM)) is a patent-pending, non-toxic aqueous disinfectant. Based upon proprietary ionization stabilization technology, Axenohl does not include the use of traditional disinfectants such as quaternary ammonium salts, phenols, glutaraldehyde, chlorine or bromine compounds. Axenohl enhances the disinfection properties of halogens (chlorine) at reduced levels and is a cost effective, stand alone alternative to halogens in many markets where conventional disinfection methodologies are employed. Innovative Medical Services will market Axenohl to the medical, dental and food processing markets in addition to the commercial and consumer drinking water markets in conjunction with IMS' Nutripure line of water treatment systems.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2000 VERSUS THREE MONTHS ENDED APRIL 30, 1999
Revenues of $357,800 in the third quarter ended April 30, 2000 were 69% lower than the $1,169,900 in revenues reported for the same quarter ended April 30, 1999. Fillmaster Purification System sales in the 2000 quarter were $206,600 and replacement filter sales were $123,000. In the 1999 quarter, Fillmaster
Purification System sales were $922,100 and replacement filter sales were $247,800. As anticipated, filter sales are recovering from the second quarter of the fiscal year. Net loss for the quarter ended April 30, 2000 was $662,300 versus net income of $196,300 for the same quarter in 1999. The decreased income was due to decreased sales and an increase in General and Administrative expenses as the Company positions for anticipated rapid growth activity related to new ventures, including expanded retail distribution of the Nutripure 2000 home water system, Nutripure.com and the new silver ion technologies.

During the third quarter, management worked to strengthen the Company by adding key personnel in the areas of sales, marketing, infectious diseases management and web design. The Company continues its marketing campaigns to expand into new markets while pursuing development of future products.

Gross profit in the most recent quarter was $123,600 versus $672,900 in the year-earlier quarter. Gross profit percentage of 35% in the 2000 quarter was lower versus the 58% gross profit percentage in the 1999 quarter. The decrease in gross profit percentage was largely due to applying fixed production labor costs to the unexpected lower sales volume for the quarter.

The Company is transitioning from a niche market company that provides pharmacy water purification to an international company containing several divisions to manage new products and programs in consumer and commercial water treatment, direct-to-consumer e-commerce and retail distribution of multiple product lines.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2000 VERSUS NINE MONTHS ENDED APRIL 30, 1999
Revenues of $1,909,600 in the nine months ended April 30, 2000 were 30% lower than the $2,733,400 in revenues reported for the nine months ended April 30, 1999. Fillmaster Purification System sales in the nine months ended April 30, 2000 were $1,042,900 and replacement filter sales were $377,500. In the prior period, Fillmaster Purification System sales were $2,035,500 and replacement filter sales were $665,400. Sales of Fillmaster Purification System decreased 49% and sales of filter replacements decreased 43% during the recent fiscal period.

The decrease in Fillmaster Purification System and replacement filter sales was partially offset by the sale of an internally developed e-commerce supersite. During the period the Company sold the website to its new subsidiary, Nutripure.com, for an initial purchase price of $1,000,000. Of this amount, $665,200 was eliminated from sales in inter-company consolidation adjustments. The remaining $334,800 represents the cost of the website development not capitalized in previous quarters. During the period Nutripure.com paid the Company $492,000 of the purchase price for the website. The sale of the website during the period increased total sales 18%.

Gross profits for the nine months ended April 30, 2000 were $1,100,300 versus $1,682,500 in 1999. The gross profit of 58% in 2000 was lower versus the 62% gross profit in 2000. The gross profit decrease resulting from decreased Fillmaster and replacement filter sales was largely offset by the website sale described above.

Net loss for first nine months ended April 30, 2000 was $475,000 versus a net income of $490,500 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
During the nine months ended April 30, 2000, the Company's current assets to liabilities ratio rose from 1.95 to 5.87. Current assets increased $1,631,900 from $2,114,400 to $3,746,300. Current assets at April 30, 2000 include an increase of $1,391,200 in cash on hand and an increase of $353,900 in accounts receivable. Notes receivable decreased $122,900 while inventories remained constant during the period. Current liabilities decreased $446,000 from $1,084,100 to $638,100. The decrease in current liabilities was the result of the Company's ability to pay down accounts payable by $273,000 and notes payable by $185,700 during the recent period. The company has no long-term debt.

Cash flows used from operations were $475,000 in the first nine months of fiscal year 2000. Cash flows from operations were $490,500 for the same period in 1999. For those periods, cash flows used in investing activities included, respectively, $547,100 and $120,800 for the purchase of fixed assets. Cash flows used in investing activities for the recent period included $334,800 capitalized website cost by Nutripure.com. Cash flows from financing activities in the current period were $3,108,700 from the sale of common stock including $2,596,500 from proceeds received through private placements of IMS and Nutripure.com. Of the $2,596,500, $200,000 was received through a private placement of 160,000 common shares of Innovative Medical Services at $1.25 per share in October 1999; $500,000 received from the private sale of 1,000,000 shares of Nutripure.com common stock in Dec-Feb 2000; and $1,896,500 received through a private placement of 607,411 units sold at $3.375 per unit in March 2000. Each unit contained one share of Innovative Medical Services common stock and one warrant exercisable at $5.25 expiring March 2001. In addition, approximately $500,000 was received from exercise of outstanding stock options which management believes were largely exercised in anticipation of the Nutripure.com stock dividend. The total increase in cash and cash equivalents for the 2000 nine-month period was $1,413,200 as compared to an increase of $155,600 during the same period in 1999.

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

The Company believes that the defendants had perpetrated similar schemes against other parties. The Company also believes it has substantially completed discovery and compiled compelling evidence to prove its claims.

Several of the Defendants filed Motions to Dismiss the Company's counterclaims. A hearing on the Motions was held on October 1, 1998. Certain of the Motions were granted pending the Company's amendment of its Counterclaim. The Company amended its Counterclaims in accordance with the judge's rulings. Certain Defendants filed second Motions to Dismiss the amended Counterclaims. A hearing on these latest motions was held in March 1999, before a different judge than the judge who ruled on the first motions. On April 20,1999, Orders were entered granting the Defendants' Motions to Dismiss. However these Orders did not state the basis for the Orders, nor was the Company's legal counsel provided notice of the Orders or a copy of the new judge's correspondence offering a "formal ruling" upon request. In May 1999 the Company filed an Appeal of the Orders and Motions for Reconsideration based upon inconsistency of the Orders with the previous judge's rulings and the lack of notice to the Company. The Company believes that its Appeal and Motions have merit and will be granted. In any event the Company intends to pursue a trial as soon as possible. As of June 8, 2000, no ruling has been received on the Company's Appeal.

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

ITEM 2. CHANGES IN SECURITIES
In March 2000, the Company issued 607,411 units, consisting of one share of common stock and one warrant to purchase an additional share of common stock @ $5.25 per share on or before March 31, 2001 for $1,896,500 ($3.375 per unit) in a private placement of the units to 15 accredited investors.

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

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5.
OTHER INFORMATION
Not applicable.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K
         (A)      EXHIBITS
                  EXHIBITS DESCRIPTION
                        11       Statement re: computation of per share earnings
                        27       Financial data schedule
         (B)      REPORTS ON FORM 8-K
                  Change in Auditor filed June 12, 2000

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INNOVATIVE MEDICAL SERVICES
(Registrant)
By: /s  Michael L. Krall
------------------------
Michael L. Krall, President/CEO

By: /s/ Gary Brownell
---------------------
Gary Brownell, Chief Financial Officer