Form 10QSB/A
period 1999-10-31
INNOVATIVE MEDICAL SERVICES
filed 2000-10-20
CIK 1006028

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

                              Text of the Amendment

Explanatory note:

Each of the above listed items is hereby amended by deleting the item in its entirety and replacing it with the items attached hereto and filed herewith.

The purpose of this amendment is to amend the Company's 10-QSB for the period ending October 31, 1999 (the "Original Filing").

During the period from January 1999 to January 2000, the Company's Research and Development Department created an e-commerce web supersite. The costs of development during this period were expensed as incurred. According to SOP98-1 (Statement of Position issued by the Accounting Standards Executive Committee) these costs should have been capitalized and included in the Company's assets. The Company had identified $450,100 of costs associated with the construction of the website during this period. As the software neared completion, Nutripure.com, a wholly owned subsidiary of the Company, was formed to acquire and operate the website. The website was sold to Nutripure.com for $1,000,000. In order to correct not previously capitalizing the costs of the website development, the Company accounted for this transaction by capitalizing $115,300 of the identified costs that occurred in the current quarter and by eliminating from inter-company sales $665,200, and with the remaining $334,800 representing the costs not capitalized in previous quarters, increased revenues and earnings for the period.

The accompanying restated consolidated financial statements retroactively reflect a lowered amount of $207,707 of website cost. These reduced costs, which represent only those expenses directly related to website development, are consistent with the newly issued EITF Issue No. 00-2 -Emerging Issues Task Force Issue Titled: Accounting for Web Site Development Costs dated March 16, 2000. Of this amount, $79,900 was incurred before the beginning of the fiscal year and is shown as a cumulative change in accounting principle. At the same time, the entire $1,000,000 is eliminated from inter-company sales to correctly state total revenues.

The accompanying financial statements also reflect an increase of $130,000 in General and Administrative Expenses that represents an addition to bad debt expense for a receivable that is now considered a doubtful account.

As a result, General and Administrative Expenses were decreased by $64,800 of website expense and increased by $130,000 of bad debt expense for a net increase of $65,200 for the three months ended October 31, 1999. The cumulative change in accounting principle resulted in a net gain of $79,900. Net income increased $14,600 from $146,200 to $160,800 for the quarter.

CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------
                                                                  (Unaudited)
                                                                  October 31           July 31
ASSETS                                                                  1999            1999
                                                                ----------------   ----------------
Current Assets
     Cash and cash equivalents                                         $ 22,248           $ 22,056
     Restricted cash                                                    201,462            205,574
     Accounts receivable, net of allowance for doubtful
         accounts of $ 147,850                                        1,101,289            790,166
     Notes receivable                                                   339,975            339,524
     Inventories                                                        776,833            719,972
     Prepaid expenses                                                   65,559             37,078
                                                                        -------            ------

         Total current assets                                        2,507,366          2,114,370
                                                                     ----------         ---------

Property, Plant and Equipment
     Property, plant and equipment                                     962,298            805,523
                                                                       --------           -------

         Total property, plant and equipment                           962,298            805,523
                                                                       --------           -------

Noncurrent Assets
     Deposits                                                           13,083              6,575
     Patents and license                                               428,550            425,550
     Goodwill                                                          254,789            256,422
     Other intangible assets                                           351,000            353,250
     Deferred acquisition costs                                         53,851             53,851
                                                                        -------            ------

         Total noncurrent assets                                     1,101,274          1,095,648
                                                                     ----------         ---------

     Total assets                                                  $ 4,570,937        $ 4,015,541
                                                                   ============       ===========

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
     Accounts payable                                                $ 683,301          $ 594,948
     Accrued liabilities                                                13,088             43,068
     Notes payable                                                     567,367            446,067
                                                                       --------           -------

         Total current liabilities                                   1,263,757          1,084,083
                                                                     ----------         ---------

Stockholders' Equity
     Class A common stock, no par value: authorized
         20,000,000 shares, issued and outstanding
          4,552,242 at October 31, 1999 and
          4,392,242 at July 31, 1999                                  6,880,068          6,663,318
     Class A warrants: issued and outstanding 3,687,500
         warrants                                                       108,750            108,750
     Accumulated deficit                                             (3,681,636)        (3,840,610)
                                                                     -----------        -----------

         Total stockholders' equity                                   3,307,182          2,931,458
                                                                     ----------          ---------

     Total liabilities and stockholders' equity                    $ 4,570,937        $ 4,015,540
                                                                   ============       ===========





CONSOLIDATED STATEMENTS OF INCOME (Uuaudited)
----------------------------------------------------------------------------------------
                                                             For the Three Months Ended
                                                                      October 31
                                                               1999            1998
                                                             -----------      ----------
Net sales                                                     $ 904,888        $ 795,519
Cost of sales                                                   410,213          282,289
                                                                --------         -------

Gross profit                                                    494,675          513,230
                                                                --------         -------

Selling expenses                                                112,704           71,306
General and administrative expenses                             263,321          268,638
Research and development                                        38,603            38,037
                                                                -------           ------

Total operating costs                                           414,628          377,982
                                                                -------          -------

Operating income (loss)                                          80,047          135,248
                                                                 ------          -------
Other income and (expense):
Interest income                                                   1,078            2,693
                                                                  ------           -----

Total other income (expense)                                      1,078            2,693
                                                                  ------           -----

Income (loss) before income taxes and cumulative
     change in accounting principle                              81,125          137,941

Federal and state income taxes                                      200              200
                                                                   ----              ---

Net income (loss) before cumulative
      change in accounting principle                             80,925          137,741

Cumulative effect (to August 31, 1999) of change
     in accounting principle (see explanatory note)              79,896                -
                                                                -------            -----

Net income (loss)                                             $ 160,821        $ 137,741
                                                              ==========       =========


Net income (loss) per common share before change
     in accounting principle (basic)                             $ 0.02           $ 0.04
Cumulative effect (to August 31, 1999) of change
     in accounting principle (see explanatory note)                0.02                -
                                                                  -----           ------
Net income (loss) per common share (basic)                       $ 0.04           $ 0.04
                                                                 =======          ======

Net income (loss) per common share before change
     in accounting principle (diluted)                           $ 0.01           $ 0.02
Cumulative effect (to August 31, 1999) of change
     in accounting principle (see explanatory note)                0.01                -
                                                                  -----            -----
Net income (loss) per common share (diluted)                     $ 0.02           $ 0.02
                                                                 =======          ======


                                                           Three Months
                                                               Ended         Year Ended
                                                            October 31     Ended July 31
CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICITS                1999            1999
------------------------------------------------------------------------------------------

Balance, beginning of period                               $ (3,842,457)    $ (4,101,330)

Net income (loss)                                               160,821          258,873
                                                                --------         -------

Balance, end of period                                     $ (3,681,636)    $ (3,842,457)
                                                           =============    =============


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
------------------------------------------------------------------------------------------------------

                                                                          For the Three Months Ended
                                                                                   October 31
                                                                        1999                     1998
                                                                     -----------           -----------
Cash flows from operating activities
      Net income (loss)                                               $ 160,821             $ 137,741

      Adjustments to reconcile net income to net cash
      provided by operating activities:
           Depreciation                                                  42,484                35,786
      Changes in assets and liabilities:
           (Increase) decrease in restricted cash                         4,113                 1,507
           (Increase) decrease in accounts receivable                  (311,123)             (360,418)
           (Increase) decrease in notes receivable                         (452)              (16,510)
           (Increase) decrease in prepaid expense                       (28,481)                1,030
           (Increase) decrease in inventory                             (56,861)             (164,775)
           (Increase) decrease in deposits                               (6,508)               (3,000)
           (Increase) decrease in patent and licenses                    (3,000)             (347,271)
           (Increase) decrease in deferred acquisition costs                  -             1,051,422
           (Increase) decrease in goodwill                                1,633              (261,322)
           (Increase) decrease in intangible assets                       2,250              (360,000)
           Increase (decrease) in accounts payable                       88,353               161,171
           Increase (decrease) in accrued liabilities                   (29,980)              (41,413)
                                                                    ------------           ----------
                                                                                                    -
                Net cash provided (used) by operating                                               -
                     activities                                        (136,751)             (166,052)
                                                                    ------------           ----------

Cash flows from investing activities
      Purchase of property, plant and equipment                        (201,107)              (54,266)
                                                                    ------------           ----------

                Net cash (used) in investing activities                (201,107)              (54,266)
                                                                    ------------           ----------

Cash flows from financing activities
      Increase (decrease) in notes payable                              121,300               213,634
      Proceeds from sale of common stock                                216,750                     -
                                                                    ------------           ----------
                                                                                                    -
                Net cash provided by financing activities               338,050               213,634
                                                                    ------------           ----------

                Net increase (decrease) in cash and cash
                     equivalents                                            192                (6,684)

Cash at beginning of period                                              22,056                48,250
                                                                    ------------           ----------

Cash at end of period                                                  $ 22,248              $ 41,566
                                                                      =========              ========

Interest paid                                                          $ 16,299               $ 9,797
Taxes paid                                                                $ 800                 $ 800


SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INNOVATIVE MEDICAL SERVICES
(Registrant)
By:

/s/ MICHAEL L. KRALL
--------------------
Michael L. Krall, President/CEO
Date:  October 20, 2000


By:

/s/ GARY BROWNELL
-----------------
Gary Brownell, Chief Financial Officer
Date:  October 20, 2000