Form 10QSB/A
period 2000-01-31
INNOVATIVE MEDICAL SERVICES
filed 2000-10-20
CIK 1006028

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

The purpose of this amendment is to amend the Company's 10-QSB for the period ending January 31, 2000 (the "Original Filing").

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

As a result, sales decreased $334,800 from $1,551,800 to $1,217,000 for the six months ended January 31, 2000 and from $646,900 to $312,100 for the quarter ending January 31, 2000. At the same time, General and Administrative Expenses decreased by $12,100 of website expense and increased by $130,000 of bad debt expense for a net increase of $117,800. The cumulative change in accounting principle resulted in a net gain of $79,900. Net income decreased $372,400 from a profit of $187,400 to a loss of $185,000 for the six months ended January 31, 2000 and $305,000 from a profit of $41,200 to a loss of $263,800 for the quarter ended January 31, 2000.


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
                                                                                        January 31          July 31
ASSETS                                                                                     2000               1999
                                                                                      ---------------    ---------------
Current Assets
     Cash and cash equivalents                                                              $ 79,570           $ 22,056
     Restricted cash                                                                         203,611            205,574
     Accounts receivable, net of allowance for doubtful
         accounts of $ 147,850                                                               885,408            790,166
     Notes receivable                                                                        436,677            339,524
     Inventories                                                                             716,800            719,972
     Prepaid expenses                                                                        50,324              37,078
                                                                                             -------            -------

         Total current assets                                                              2,372,389          2,114,370
                                                                                          ----------         ----------

Property, Plant and Equipment
     Property, plant and equipment                                                         1,025,435            805,523
                                                                                          ----------           --------

         Total property, plant and equipment                                               1,025,435            805,523
                                                                                          ----------           --------

Noncurrent Assets
     Deposits                                                                                 13,083              6,575
     Patents and license                                                                     493,950            425,550
     Goodwill                                                                                253,156            256,422
     Other intangible assets                                                                 348,750            353,250
     Deferred acquisition costs                                                               53,851             53,851
                                                                                             -------            -------

         Total noncurrent assets                                                           1,162,790          1,095,648
                                                                                          ----------          ---------

     Total assets                                                                       $  4,560,614        $ 4,015,541
                                                                                        ============        ===========

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
     Accounts payable                                                                      $ 505,822         $ 594,948
     Accrued liabilities                                                                       9,602            43,068
     Notes payable                                                                           425,538           446,067
                                                                                            --------           -------

         Total current liabilities                                                           940,961         1,084,083
                                                                                            --------         ---------

Minority interest payable                                                                    101,490                 -
                                                                                          ----------              ----
Stockholders' Equity
     Class A common stock, no par value: authorized
          20,000,000 shares, issued and outstanding
         4,704,117 at January 31, 2000 and
         4,392,242 at July 31, 1999                                                        7,435,093         6,663,318
     Class A warrants: issued and outstanding 3,687,500

         warrants                                                                            108,750          108,750
     Accumulated deficit                                                                  (4,025,680)      (3,840,610)
                                                                                          -----------       -----------

         Total stockholders' equity                                                        3,518,163        2,931,458
                                                                                        ============       ===========

     Total liabilities and stockholders' equity                                         $  4,560,614       $ 4,015,541
                                                                                        ============       ===========


CONSOLIDATED STATEMENTS OF INCOME (Uuaudited)
------------------------------------------------------------------------------------------------------
                                           For the Six Months Ended   For the Three Months Ended
                                              January 31, 2000            January 31, 2000
                                             2000          1999          2000          1999

Net sales                                $ 1,216,995   $ 1,563,498     $ 312,107      $ 767,979
Cost of sales                                575,053       553,920       164,840        271,631
                                             --------      --------      --------       -------

Gross profit                                 641,942     1,009,578       147,267        496,348
                                             --------    ----------      --------       -------

Selling expenses                             258,430       187,772       145,726        116,466
General and administrative expenses          606,776       447,705       341,296        179,067
Research and development                      44,116        84,939         5,513         46,902
                                              -------       -------        ------        ------
                                                   -
Total operating costs                        909,323       720,416       492,536        342,435
                                             --------      --------      --------       -------

Operating income (loss)                     (267,380)      289,162      (345,268)      153,913
                                             ---------     --------      ---------      -------

Other income and (expense):
Interest income                                2,504         5,381         1,426          2,688
                                               ------        ------        ------         -----
                                                                                              -
Total other income (expense)                   2,504         5,381         1,426          2,688
                                               ------        ------        ------         -----

Income (loss) before income taxes, minority
    Interest in subsidiary operations and
    change in accounting principle          (264,876)      294,543      (343,842)       156,601

Federal and state income taxes                   400           400           200            200
                                                 ----          ----          ----           ---

Income (loss) before minority interest
   in subsidiary operations and
   change in accounting principle           (265,276)      294,143      (344,042)       156,401

Minority interest in subsidiary operations       310             -           310              -
                                                 ----            --          ----             -

Net income (loss) before cumulative
    change in accounting principle          (264,966)      294,143      (343,732)       156,401

Cumulative effect (to August 31, 1999) of change
    in accounting principle
   (see explanatory note)                     79,896             -        79,896              -
                                              -------            --       -------             -

Net income (loss)                         $ (185,070)    $ 294,143     $ (263,836)    $ 156,401
                                          ===========    ==========    ===========    =========


Net income (loss) per common share before change
    in accounting principle (basic)          $ (0.06)       $ 0.07       $ (0.07)        $ 0.04
Cumulative effect (to August 31, 1999) of change
    in accounting principle
   (see explanatory note)                       0.02             -          0.02              -
                                                -----         ----         -----          -----
Net income (loss) per common share (basic)  $ (0.04)       $ 0.07        $ (0.05)       $  0.04
                                             ========      =======       ========       =======

Net income (loss) per common share before change
    in accounting principle (diluted)        $ (0.03)       $ 0.04       $ (0.04)        $ 0.02
Cumulative effect (to August 31, 1999) of change
    in accounting principle
   (see explanatory note)                       0.01             -          0.01              -
                                                -----        -----         -----              -
Net income (loss) per common share (diluted) $ (0.02)      $ 0.04        $ (0.03)       $  0.02
                                             ========      =======       ========       =======

                                                             Six Months
                                                                Ended       Year Ended
                                                             January 31   Ended July 31
CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICITS                 2000          1999
----------------------------------------------------------------------------------------
Balance, beginning of period                              $ (3,840,610)  $ (4,101,330)

Net income (loss)                                             (185,070)       260,720
                                                             ---------        -------

Balance, end of period                                    $ (4,025,680)  $ (3,840,610)
                                                          =============  =============


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
-----------------------------------------------------------------------------------------------
                                                                       For the Six Months Ended
                                                                             January 31
                                                                   2000               1999
                                                                   -----------        ---------
Cash flows from operating activities
      Net income (loss)                                            $ (185,070)        $ 294,143

      Adjustments to reconcile net income to net cash
      provided by operating activities:
           Depreciation                                                72,324            70,550
           Minority interest in subsidiary operations                 101,490                 -
      Changes in assets and liabilities:
           (Increase) decrease in restricted cash                       1,963             2,641
           (Increase) decrease in accounts receivable                 (95,242)         (442,744)
           (Increase) decrease in notes receivable                    (97,153)          (18,161)
           (Increase) decrease in prepaid expense                     (13,245)          (12,545)
           (Increase) decrease in inventory                             3,172          (203,716)
           (Increase) decrease in deposits                             (6,508)           (4,450)
           (Increase) decrease in patent and licenses                 (68,400)         (347,271)
           (Increase) decrease in goodwill                              3,267          (261,322)
           (Increase) decrease in intangible assets                     4,500          (360,000)
           (Increase) decrease in deferred acquisition costs                -         1,051,422
           Increase (decrease) in accounts payable                    (89,127)           49,999
           Increase (decrease) in accrued liabilities                 (33,467)          (41,611)
                                                                   -----------     ------------

                Net cash provided (used) by operating
                     activities                                      (401,496)         (223,065)
                                                                   -----------     ------------

Cash flows from investing activities
      Purchase of property, plant and equipment                      (292,236)          (87,539)
                                                                   -----------     ------------

                Net cash (used) in investing activities              (292,236)          (87,539)
                                                                   -----------     ------------

Cash flows from financing activities
      Increase (decrease) in notes payable                            (20,529)          257,216
      Proceeds from sale of common stock                              771,775            24,015
                                                                   -----------     ------------
                Net cash provided by financing activities             751,246           281,231
                                                                   -----------     ------------

                Net increase (decrease) in cash and cash
                     equivalents                                       57,514           (29,373)

Cash at beginning of period                                            22,056            48,250
                                                                   ----------      ------------
Cash at end of period                                                $ 79,570          $ 18,877
                                                                    =========          ========

Interest paid                                                        $ 35,514           $ 4,807
Taxes paid                                                           $    400           $   400


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