Form 10QSB/A
period 2000-04-30
INNOVATIVE MEDICAL SERVICES
filed 2000-10-20
CIK 1006028

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

The purpose of this amendment is to amend the Company's 10-QSB for the period ending April 30, 2000 (the "Original Filing").

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

As a result, sales decreased $334,800 from $1,909,600 to $1,574,800 for the nine months ended April 30, 2000. At the same time, General and Administrative Expenses decreased by $28,500 of website expense and by $130,000 of bad debt expense for a total of $101,500. The cumulative change in accounting principle resulted in a net gain of $79,900. Net loss increased $359,600 from $474,900 to $834,500 for the nine months ended April 30, 2000. Net loss decreased $13,200 from $662,300 to $649,100 for the quarter ended April 30, 2000 due to less amortization on the lower capitalized amount of the website.



CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------
                                                                (Unaudited)
                                                                 April 30           July 31
ASSETS                                                             2000               1999
                                                              ---------------    ---------------
Current Assets
     Cash and cash equivalents                                   $ 1,413,219           $ 22,056
     Restricted cash                                                 200,962            205,574
     Accounts receivable, net of allowance for doubtful
         accounts of $ 180,000                                     1,014,104            790,166
     Notes receivable                                                216,647            339,524
     Inventories                                                     712,214            719,972
     Prepaid expenses                                                 59,153             37,078
                                                                     -------             ------

         Total current assets                                      3,616,299          2,114,370
                                                                  ----------          ---------

Property, Plant and Equipment
     Property, plant and equipment                                 1,010,900            805,523
                                                                  ----------            -------

         Total property, plant and equipment                       1,010,900            805,523
                                                                  ----------            -------

Noncurrent Assets
     Deposits                                                         13,083              6,575
     Patents and license                                             576,016            425,550
     Goodwill                                                        252,522            256,422
     Other intangible assets                                         346,500            353,250
     Deferred acquisition costs                                      103,376             53,851
                                                                    --------            ------

         Total noncurrent assets                                   1,291,498          1,095,648
                                                                  ----------          ---------

     Total assets                                                $ 5,918,696        $ 4,015,541
                                                                ============        ===========

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
     Accounts payable                                              $ 321,961          $ 594,948
     Accrued liabilities                                              55,709             43,068
     Notes payable                                                   260,411            446,067
                                                                    --------            -------

         Total current liabilities                                   638,082          1,084,083
                                                                    --------          ---------

Minority interest payable                                             75,082                  -
                                                                    --------              -----
Stockholders' Equity
     Class A common stock, no par value: authorized
          20,000,000 shares, issued and outstanding
         6,416,939 at April 30, 2000 and
         4,392,242 at July 31, 1999                                9,771,973          6,663,318
     Class A warrants: issued and outstanding 3,687,500
         warrants                                                    108,750            108,750
     Accumulated deficit                                          (4,675,190)        (3,840,610)
                                                                  -----------        -----------

         Total stockholders' equity                                5,205,533          2,931,458
                                                                ============        ===========

     Total liabilities and stockholders' equity                 $  5,918,696        $ 4,015,541
                                                                ============        ===========


STATEMENT OF INCOME (Unaudited)
------------------------------------------------------------------------------------------------
                                          For the Nine Months Ended   For the Three Months Ended
                                                 April 30                    April 30
                                            2000          1999          2000          1999
                                         -----------   -----------     ---------   ------------
Net sales                                $ 1,574,840   $ 2,733,401     $ 357,845    $ 1,169,903
Cost of sales                                809,301     1,050,880       234,249        496,960
                                            --------    ----------      --------       -------

Gross profit                                 765,539     1,682,521       123,596        672,943
                                            --------    ----------      --------        -------

Selling expenses                             406,377       289,028       147,947        101,256
General and administrative expenses        1,219,428       790,669       612,652        342,964
Research and development                      84,496       119,862        40,380         34,923
                                             -------      --------       -------         ------
                                                   -
Total operating costs                      1,710,301     1,199,559       800,979        479,143
                                          ----------    ----------      --------        -------

Operating income (loss)                     (944,762)      482,962      (677,383)       193,800
                                            ---------     --------      ---------       -------

Other income and (expense):
Interest income                                4,218         8,097         1,714          2,716
                                              ------        ------        ------          -----

Total other income (expense)                   4,218         8,097         1,714          2,716
                                              ------        ------        ------          -----

Income (loss) before income taxes, minority
    Interest in subsidiary operations and
    change in accounting principle          (940,544)      491,059      (675,669)       196,516

Federal and state income taxes                   600           600           200            200
                                                ----          ----          ----            ---

Income (loss) before minority interest in subsidiary
    operations and change in
    accounting principle                    (941,144)      490,459      (675,869)       196,316

Minority interest in subsidiary operations    26,718             -        26,718              -
                                             -------            --       -------             --

Net income (loss) before cumulative
    change in accounting principle          (914,427)      490,459      (649,151)       196,316

Cumulative effect (to August 31, 1999) of change
    in accounting principle
   (see explanatory note)                     79,896             -             -              -
                                             -------            --            --             --

Net income (loss)                         $ (834,531)   $  490,459    $ (649,151)    $  196,316
                                          ===========   ==========    ===========    ==========


Net income (loss) per common share before change
    in accounting principal (basic)            (0.17)         0.07         (0.12)          0.04
Cumulative effect (to August 31, 1999) of change
    in accounting principle
   (see explanatory note)                       0.01             -             -              -
                                               -----       -------        ------         ------
Net income (loss) per common share (basic)   $ (0.16)      $  0.07         (0.12)        $ 0.04
                                             ========      =======        ======         ======

Net income (loss) per common share before change
    in accounting principal (diluted)          (0.11)         0.04         (0.08)          0.02
Cumulative effect (to August 31, 1999) of change
    in accounting principle
   (see explanatory note)                       0.01             -             -              -
                                               -----       -------       -------        -------
Net income (loss) per common share (diluted) $ (0.10)      $  0.04        $(0.08)       $  0.02
                                             ========      =======       ========       =======



                                                                      Nine Months
                                                                        Ended       Year Ended
                                                                      April 30    Ended July 31
CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICITS                         2000          1999
-----------------------------------------------------------------------------------------------

Balance, beginning of period                                        $ (3,840,610)  $ (4,101,330)

Net income (loss)                                                       (834,531)       260,720
                                                                        ---------       -------

Balance, end of period                                              $ (4,675,191)  $ (3,840,610)
                                                                    =============  =============


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                         For the Nine Months Ended
                                                                                  April 30
                                                                         2000                1999
                                                                     ------------     ------------
Cash flows from operating activities
   Net income (loss)                                                  $ (834,531)       $ 490,459

   Adjustments to reconcile net income to net cash
   provided by operating activities:
       Depreciation                                                      115,324          116,189
       Minority interest in subsidiary operations                         75,082
   Changes in assets and liabilities:
       (Increase) decrease in restricted cash                              4,613          101,425
       (Increase) decrease in accounts receivable                       (223,938)      (1,021,065)
       (Increase) decrease in notes receivable                           122,877          (83,399)
       (Increase) decrease in prepaid expense                              7,758           (1,080)
       (Increase) decrease in inventory                                  (22,075)         (62,095)
       (Increase) decrease in deposits                                    (6,508)          (4,450)
       (Increase) decrease in patent and licenses                       (150,465)        (367,140)
       (Increase) decrease in goodwill                                     6,750         (258,055)
       (Increase) decrease in intangible assets                          (49,525)        (355,500)
       (Increase) decrease in deferred acquisition costs                       -        1,051,422
       Increase (decrease) in accounts payable                          (272,987)         (71,054)
       Increase (decrease) in accrued liabilities                         12,641          (43,928)
                                                                    -------------     ------------

            Net cash provided (used) by operating
                  activities                                          (1,214,985)        (508,272)
                                                                    -------------     ------------

Cash flows from investing activities
   Purchase of property, plant and equipment                            (316,851)        (120,817)
                                                                                      ------------

            Net cash (used) in investing activities                     (316,851)        (120,817)
                                                                  ---------------     ------------

Cash flows from financing activities
   Increase (decrease) in notes payable                                 (185,656)         361,172
   Proceeds from sale of common stock                                  3,108,655          375,238
                                                                  ---------------     ------------

            Net cash provided by financing activities                  2,923,000          736,410
                                                                  ---------------     ------------

            Net increase (decrease) in cash and cash
                  equivalents                                          1,391,163          107,320

Cash at beginning of period                                               22,056           48,250
                                                                  ---------------     ------------

Cash at end of period                                                $ 1,413,219        $ 155,570
                                                                  ==============        =========

Interest paid                                                        $    65,286        $  39,622
Taxes paid                                                           $       600        $     600

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INNOVATIVE MEDICAL SERVICES
(Registrant)

By: /s  Michael L. Krall
------------------------
Michael L. Krall, President/CEO
Date:  October 20, 2000


By: /s/ Gary Brownell
---------------------
Gary Brownell, Chief Financial Officer
Date:  October 20, 2000