Form 10KSB
period 2000-07-31
INNOVATIVE MEDICAL SERVICES
filed 2000-10-30
CIK 1006028

Form 10-KSB

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934
                     For the fiscal year ended July 31, 2000
                         Commission file number 0-21019

                           INNOVATIVE MEDICAL SERVICES
                           ---------------------------
             (Exact name of registrant as specified in its charter)

                    California                      33-0530289
                    ------------------------------------------
              (State or other jurisdiction of      (I.R.S. Employer
               incorporation or organization)       Identification No.)

                 1725 Gillespie Way, El Cajon, California 92020
                 ----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                  Registrant's Telephone Number: (619) 596-8600

           Securities registered pursuant to Section 12(b)of the Act:

                                      None
                               -----------------
                                (Title of Class)

           Securities registered pursuant to Section 12(g)of the Act:

                         Common Stock, Class A Warrants
                         ------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year: $1,661,462

State the aggregate market value of the voting stock held by non-affiliates of the registrant: Approximately $15,181,557 as of October 25, 1999.

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 5,982,728 shares of Class A common stock as of October 25, 1999.

Documents  incorporated  by  reference:
                    Exhibits to Form SB-2 Registration Statement File # 33-00434
                    Part III of this report is incorporated by reference from the Registrant's Proxy Statement to be filed on or before November 29, 2000.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS
Company Overview
----------------
Innovative Medical Services (the Company) is the nation's leader in pharmaceutical water purification. The Company has expanded from its niche pharmacy market into other, broader markets with new products, including residential and commercial water filtration systems, health and wellness-related retail merchandise, e-commerce products, and silver ion bioscience technologies.

The Fillmaster(R)pharmaceutical water purification, dispensing and measuring products include the Pharmapure(R)water purification system, the FMD 550 dispenser, the patented Fillmaster 1000e computerized dispenser and the patented Scanmaster(TM)bar code reader. The Company also markets proprietary NSF certified replacement filters for the Fillmaster Systems.

The Company's "Pharmacist Recommended" Nutripure(R) line of water treatment and filtration systems includes the Nutripure 3000S-Series whole-house water softening systems, the Nutripure Elite reverse osmosis point-of-use systems, the Nutripure 2000 countertop water filtration system and the Nutripure Sport filtered sport bottle. The Company distributes its various Nutripure products in several ways, including retail sales, catalogue placement, business-to-business sales, internet promotion and in-home sales presentations.

The Company, through its subsidiary Nutripure.com(R), operates an e-commerce health supersite, which provides consumers a wide variety of vitamins, minerals, nutritional supplements, homeopathic remedies and natural products. In addition to merchandise, the supersite offers comprehensive health and wellness information in an easy-to-access, intuitive reference format.

Innovative Medical Services has obtained worldwide manufacturing and marketing rights for advanced silver ion technologies. Potential applications for these products include municipal and point-of-use/point-of-entry water treatment, food processing, personal disinfecting retail products, and commercial and retail hard surface disinfecting products. In addition, these technologies may prove to be revolutionary in the healthcare market for treatment of including human and animal infections and wounds, and for and disinfecting applications in hospitals, clinics, surgical centers and other medical and health related facilities.

History
-------
Innovative Medical Services was incorporated in the State of California on August 24, 1992, to pursue the immediate business of manufacturing and marketing the Fillmaster and subsequently a broadly based business of delivering advanced technology, equipment and supplies to not only the pharmacy industry, but also other healthcare markets and to retail consumers.

In the past four years, Innovative Medical Services transitioned from a one-product company supplying a niche market to a multi-division company managing new products and programs. In addition to expanding the Fillmaster product line with the Fillmaster 1000e and the Scanmaster, the Company launched a line of residential water treatment and filtration products and several other health related retail products. The Company distributes many of the new products through distribution channels established by sales of Fillmaster Systems to retailers. The Company also launched a strong e-commerce initiative and entered the bioscience arena with its silver ion disinfecting technologies.

In October 1998, Innovative Medical Services acquired AMPROMED, Rio de Janeiro, Brazil, and certain assets of Export Company of America Inc. (EXCOA), Fort Lauderdale, FL, and established a new Nevada corporation to hold and operate the export/import operation. AMPROMED's primary business is the sale of medical, dental and veterinary disposable products. In addition to medical supplies, Innovative Medical Services plans to distribute water treatment and silver ion products to Brazil through AMPROMED.

In December 1999, Innovative Medical Services formed a wholly owned subsidiary, Nutripure.com, to capitalize on internet commerce opportunities focusing on health and wellness. In January 2000, the Company began the process to spin off Nutripure.com as a separate public company. During the intervening time, adverse market conditions for solely internet-based ventures have eroded Management's confidence in the viability of a public market for Nutripure.com common stock. Therefore, in October 2000, the Company's Board of Directors elected to retain Nutripure.com as an operating division of Innovative Medical Services in order to minimize the substantial administrative expense associated with launching and operating a public company.

Principal Products and Markets

WATER TREATMENT DIVISION

Pharmaceutical Water Treatment
------------------------------
Fillmaster(R)The Fillmaster dispensing apparatus, connected to the Pharmapure(R)reverse osmosis water filtration system, provides measured amounts of "Purified Water" as defined by the United States Pharmacopoeia, ("USP") for reconstitution of liquid oral antibiotics and certain other pharmacy applications. Pharmapure is a six-stage water purification unit featuring an electronic water purity testing module and an auxiliary faucet for dispensing purified water. Fillmaster is a calibrated volumetric measuring and dispensing apparatus. The entire system (the "Fillmaster System") integrates with the building's tap water plumbing and is closed and pressurized to prevent contamination.

The Fillmaster System saves time and money for pharmacies. According to the Company's testing, the Fillmaster has a fill rate at least three times that of previous bottle-and-hose methods, and direct and indirect costs associated specifically with bottled water are reduced or eliminated. Pharmacy storage space can be reallocated to more profitable items, labor savings accompany the efficiencies, and the expense of bottled water purchases of up to $1.25 per gallon is replaced by one annual filter change. Under optimum usage, a pharmacy reduces the cost of "purified water" to approximately $.04 per gallon.

In addition to efficiency and cost savings, the Fillmaster System increases prescription integrity by greatly reducing the possibility of human error while dispensing prescriptions. The patented Fillmaster 1000e employs multiple microprocessors to provide accurate and even-flow dispensing. The Company sells Fillmaster 1000e dispensers as an upgrade to existing installations and as a component of new installations. The Scanmaster, launched in August 1999, is a pager-sized, modular upgrade to the Fillmaster 1000e. A user simply scans a prescription's NDC bar code in front of the dispenser, and the Fillmaster 1000e displays the product name and required water quantity. The Fillmaster System then dispenses the prescription with one touch of a button. The advanced technology of the Fillmaster 1000e computerized dispenser and the Scanmaster bar code reader ensures accuracy of measurement and assurance of compliance to minimize liability.

There are approximately 72,000 pharmacies in the United States and Canada, with many thousands more worldwide. Water-mixed antibiotic prescriptions, for which the Fillmaster is primarily used, make up approximately 12.6% of a pharmacy's total prescriptions and approximately 20% of a pharmacy's gross profit. The Company has installed over 20,000 Fillmaster dispensers in pharmacies across the nation, including Wal-Mart, Walgreens, Albertson's/American Stores, Eckerd, Fred Meyer, Target, CVS, Kroger, Smith' Food and Drug, Longs Drugs, Rite-Aid, Drug Emporium, Fry's, Hi-School Pharmacies, H-E-B, Fleming, Giant and Snyders. Also included in the customer base are many United States Military Clinics, including Bethesda Naval Hospital; the Kaiser Foundation for Medical Care; the Mayo Clinic and several hundred Independent and Hospital Pharmacies.

Fillmaster(R)System Filters The Company also markets unique and proprietary NSF certified filter replacements for the Fillmaster's Pharmapure water purification system, which require changing at intervals of approximately 12 months or sooner as indicated by the purity testing module. The filter replacements represent a significant continuing source of revenues to the Company.

Customer Service Plan 2000(TM) Innovative Medical Services offers outstanding service to its pharmacy customers with its exclusive Customer Service Plan 2000 (CSP 2000). The CSP 2000 provides an unlimited warranty on all Innovative Medical Services pharmacy products, regardless of age or quantity; significant discounts on maintenance item costs; free software upgrades for the Fillmaster 1000e and Scanmaster; a secure web site that allows pharmacy customers to monitor history, scheduled maintenance and and account status; automatic replacement filter shipments; and simplified, annual invoicing. Motivated by the cost savings and the extended warranty coverage, most of the Company's chain customers have entered into multi-year contracts for the CSP 2000.

Residential Water Treatment Products
------------------------------------
Nutripure(R) 3000S Series Innovative Medical Services has created the most comprehensive marketing program ever introduced to the water treatment industry. The program offers existing independent water treatment dealers a line of residential water softening and other point-of-use water treatment equipment for sale to the public under IMS' reputable "Pharmacist Recommended" Nutripure brand. In addition, the program provides complementary, industry-unique financing that extends credit to consumers for the purchase of water treatment equipment from participating dealers. The Company realizes revenues from both the sale of Nutripure equipment and the financing.

IMS formed alliances with independent dealer groups, finance companies and leading equipment component manufacturers to create a marketing program to sell and finance whole-house water treatment systems through existing dealers. The elite marketing strategy provides consumers and independent dealers a name and image they can trust. Combined with proven in-home marketing practices, this strategy provides a powerful advantage to the Nutripure direct sales force. The Nutripure 3000S Series is top-of-the line equipment that ensures excellent performance, customer satisfaction and no-hassle installation and aftermarket maintenance. The programmable systems come equipped with microprocessors and electronic water meters to monitor daily water usage and provide automatic, demand-based water conditioning. An electronic memory stores operating system information, and battery backup keeps it current if power is lost. Dealers can dramatically bolster their sales results by promoting the professional image and excellent reputation of the Nutripure brand name.

Nutripure(R) Elite The Nutripure Elite line of residential drinking water systems combines high-quality reverse osmosis technology with carbon filtration to improve the taste, smell, quality and safety of standard tap water. The Company's drinking water systems provide the best reverse osmosis technology available at a moderate price, and are therefore strong value purchases. Incorporating the same filtration technology as the Company's Fillmaster pharmaceutical water purification system, Nutripure Elite systems provide healthy, safe and great tasting drinking water. The Company distributes Nutripure Elite systems through independent pharmacists, providing them an exclusive health product dealership with a high profit margin. Although the market for water systems is quite competitive, the pharmacists' recommendation of a system they use in their pharmacies to reconstitute prescriptions sets Nutripure apart from all other residential drinking water systems. The Company's direct sales force of independent water treatment dealers also distributes the Nutripure Elite system in conjunction with sales of the Nutripure 3000S Series water softening equipment.

Nutripure(R)Elite Filters The Company also markets unique and proprietary filter replacements for the Nutripure Elite residential drinking water systems that require changing every 12 months.

Nutripure(R)2000 Innovative Medical Services entered the retail venue with its Nutripure 2000 Countertop Water Filtration System. Nutripure 2000, developed specifically for mass merchandising, offers excellent water filtration technology at competitive pricing through a unique marketing approach. Nutripure's professional one-micron, carbon microfilter reduces dirt, chemicals, lead and parasites to improve the taste, quality and safety of tap water. Most importantly, Nutripure is the only filtration system in its class that is

"Pharmacist Recommended". The product has been tested by Spectrum Laboratories to meet or exceed ANSI/NSF Standard No. 53 Health Effects and ANSI/NSF Standard No. 42 Aesthetic Effects.

The "Pharmacist Recommended" Nutripure 2000 requires no assembly and leads its category with other unique enhancements including: a 2,000-gallon capacity filter, an automatic bypass shutoff valve, an electronic monitor that reminds users when to change the filter, and an exclusive filter design that prevents leaking and contamination because water flows only through the completely sealed filter cartridge.

Innovative Medical Services distributes Nutripure 2000 through retail outlets and catalogues in the United States and Canada. In many cases, product placement is established through existing channels of distribution in retail chains that use Fillmaster equipment in their pharmacies.

Nutripure(R)2000 Replacement Filters The Company also manufactures and markets replacement filters for the Nutripure 2000 water system. The Nutripure 2000 contains a 2,000-gallon filter that must be changed every year.

Nutripure(R)Sport Filtered Sport Bottle The "Pharmacist Recommended" Nutripure Filtered Sport Bottle, also offered as a private label or premium item, provides clean, great-tasting water for on-the-go consumers. An innovative alternative to buying expensive bottled water, Nutripure Sport can be refilled 60 times before an inexpensive filter change is required. The Nutripure Sport program provides recurring revenue through sales of the replacement filter twin pack. Excellent margins and high-impact merchandising, including hot colors and small-footprint shipper/floor displays, make Nutripure Sport a category leader.

RETAIL PRODUCTS DIVISION

Medifier(TM)The Company also markets the Medifier, a unique patented universal prescription bottle label magnifier. The Medifier holds various sized prescription bottles in position under a magnifier strip that enlarges dosage and use instructions to a clearly readable size. The Medifier is distributed through Innovative Medical Services' existing sales channels, as well as through catalogue sales and promotional products distributors.

Nutripure(R)Lancets "Pharmacist Recommended" Nutripure Lancets for diabetic glucose testing combine superior design technology and customer satisfaction with maximized margins. The 100-count box of sterile-tip, one-time use lancets provides retailers with ongoing profitability.

Nutripure(R)Antibacterial Hand Soap Nutripure Antibacterial Hand Soap is a hypoallergenic, all natural, gentle hand soap that provides excellent antibacterial protection in a luxurious formula containing goat's milk and coconut oil to smooth and soften dry skin. Available in attractive 8oz. pump dispenser bottles and 30 oz. refills, "Pharmacist Recommended" Nutripure Antibacterial Hand Soap provides superior quality and big profits compared to leading national brands.

Nutripure(R)Antibacterial Hand Sanitizer Nutripure Antibacterial Hand Sanitizer provides gentle, long-lasting protection from germs. Available in 4oz. and 8 oz. bottles, "Pharmacist Recommended" Nutripure Hand Sanitizer will maximize sales in the growing antibacterial personal products category.

E-COMMERCE DIVISION

Nutripure.com(R)The Company operates Nutripure.com, an e-commerce supersite providing consumers a wide variety of vitamins, minerals, nutritional supplements, homeopathic remedies and natural products. In addition to products, the website offers comprehensive health and wellness information in an easy-to-access, intuitive reference format. The website also presents the Nutripure 2000 water filtration system.

Nutripure.com has formed a strategic alliance with Bergen Brunswig Corporation to provide a seamless online interface for efficient, direct-to-consumer distribution of products through Bergen Brunswig's strategically located state-of-the-art distribution facility in Louisville, Kentucky. The alliance combines the strengths of Nutripure.com's aggressive sales, marketing and customer support programs with Bergen Brunswig's leadership, buying power and order fulfillment and delivery system.

BIOSCIENCE DIVISION

Axenohl(TM)Innovative Medical Services obtained worldwide manufacturing and marketing rights to Axenohl ("Axen(TM)"), an advanced silver ion technology. Axenohl is a patent-pending, non-toxic aqueous disinfectant. Based upon proprietary ionization stabilization technology, Axenohl does not include the use of traditional disinfectants such as quaternary ammonium salts, phenols, glutaraldehyde, chlorine or bromine compounds. Axenohl enhances the disinfection properties of halogens (chlorine) at reduced levels and is a cost effective, stand alone alternative to halogens in many markets where conventional disinfection methodologies are employed.

Submissions have been made to the Food and Drug Administration and the Environmental Protection Agency for a variety of Axenohl uses. If approved by the FDA as safe and efficacious, and the EPA as non-toxic, the potential uses of Axen could make dramatic improvement in many aspects in the treatment of wounds and burns in humans and animals and in disinfecting hard surfaces in hospital ERs, surgeries, laboratories, dental and medical offices and for decontamination of municipal water supplies. Additional applications for this product include point-of-use/point-of-entry water treatment, personal disinfecting retail products, and commercial and retail hard surface disinfecting products.

The Company has developed equipment to dispense Axen in measured doses to municipal, commercial and point-of-use water supplies to kill bacteria, viruses and fungi originating from the water source or the delivery infrastructure.

Upon receiving appropriate approvals, the Company plans to launch a consumer line of products featuring Axen. The first products to be introduced will be the improved Nutripure antimicrobial soap and hand sanitizer featuring Axen. The Company has also established a line of veterinary products featuring Axen including antimicrobial shampoo, hoof spray, wound salve, and stall and kennel spray.

In July 2000, the Company formed a Scientific Advisory Board to assist Management with its new Bioscience division and all aspects of the development and identification of uses for the Division's new products. The first product under review is Axenohl. The Advisory Board will specifically examine the potential uses and avoidance of toxicity as well as support Management's efforts to obtain governmental approvals for Axen. Management expects the leadership and experience of the members of the Scientific Advisory Board to play a key role in moving Axen-containing products to market. The Company is investing aggressively in Axen because it believes Axen, of all the Company's new products, carries the greatest potential for explosive growth into very profitable, worldwide markets.

Manufacturing
-------------
The Fillmaster and Nutripure water systems are assembled primarily from custom manufactured components. It is the Company's goal to perform minor manufacturing in the Company's facility to minimize wages, equipment expense and insurance. No components of the systems have permanent or unequivocally restricted availability. Many manufacturers are available to produce the components, and a change in suppliers would result in virtually no lost production.

The original Fillmaster dispenser and the new Fillmaster 1000e dispenser are both assembled mostly from proprietary and custom parts fabricated to Company specifications from injection-molded plastic and fabricated acrylic.

The Nutripure Sport bottle, Nutripure lancets and Nutripure antibacterial hand soap and sanitizer are also assembled from proprietary and custom components manufactured under exclusive agreements with several different manufacturers. Alternative manufacturers exist, and a change in suppliers would result in virtually no lost production. There are no plans to alter production methods.

Research and Development
------------------------
Research and Development costs that have no alternative future uses are charged to operations when incurred and are included in operating expenses. The total amounts charged to Research and Development expense were $114,000 and $157,000 in the fiscal years ended July 31, 2000 and 1999, respectively. The Company's investment in Research and Development during the past year resulted in the release of five major additions to the Company's product line, the Fillmaster 1000e, the Scanmaster and the Nutripure line of drinking water systems. Innovative Medical Services anticipates more new products in the coming year.

Employees
---------
As of October 25, 2000, the Company employed thirty people, twenty-seven of whom are full-time individuals whose principal responsibilities are: product assembly and shipping (nine employees), sales, marketing and customer service (eight employees), research and development (six employees) and administration (seven employees). The Company chooses to outsource more expensive, specialized functions including public relations, graphic design and selected engineering projects.


ITEM 2.  PROPERTIES
The Company's business operates in an 11,255 square foot facility located in a light industrial/office park in El Cajon, California. This location houses all administrative, executive, sales, assembly, shipping and manufacturing functions for the Company. The space is leased from an unaffiliated third party under a sixty-five month agreement commencing on July 1, 1996. The monthly rental is $0.69 per square foot plus $0.14 per square foot for maintenance of common areas. There is also a fixed yearly increase of 4%. The Company has also signed an amendment to the lease to allow for an option to lease the building for an additional five years.


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

However these Orders did not state the basis for the Orders, nor was the Company's legal counsel provided notice of the Orders or a copy of the new judge's correspondence offering a "formal ruling" upon request. In May 1999 the Company filed an Appeal of the Orders and Motions for Reconsideration based upon inconsistency of the Orders with the previous judge's rulings and the lack of notice to the Company. The Company believes that its Appeal and Motions have merit and will be granted. In any event the Company intends to pursue a trial as soon as possible. As of October 25, 2000, no ruling has been received on the Company's Appeal.

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

The Company has filed an action against John Woodard, former Vice President of Sales, in Superior Court in the State of California in April 2000. The Company has alleged Mr. Woodard violated his non-competition/non-disclosure agreement and provided proprietary information, including information regarding the Company's Fillmaster line of products and Fillmaster customer base, to Fresh
Water Systems, Inc. The Company is seeking monetary damages and injunctive relief.

The Company has also filed an action against Fresh Water Systems, Inc., Steven Norvell, Brian Folk and Eric Norvell in Superior Court in the State of California. The action was filed in August 2000 and amended in October 2000. The Company alleges Fresh Water Systems and it's officers and directors misappropriated trade secrets of the Company obtained from former employees of the Company, engaged in unfair competition in violation of the California Unfair Practices Act, tortious interference with contractual relations, tortious interference with prospective business advantage, fraud, trade libel and conspiracy with regard to the Fillmaster line of products and Fillmaster customer base. The Company is seeking monetary damages and injunctive relief.

The Company filed an action against Eckerd Corporation in Superior Court in the State of California in August 2000. The Company alleges Eckerd Corporation has not paid for Fillmaster products ordered by and shipped to Eckerd pharmacies. The Company seeks monetary damages not less than $170,000 plus interest and attorney's fees.

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

                  Fiscal 2000                                       Fiscal 1999
       Quarter Ended         High       Low              Quarter Ended        High       Low
       ---------------------------------------           --------------------------------------
       July 31, 2000         $1.969     $1.250           July 31, 1999        $2.406     $1.625
       April 30, 2000        $4.188     $1.594           April 30, 1999       $2.313     $0.656
       January 31, 2000      $6.875     $1.375           January 31, 1999     $4.750     $0.938
       October 31, 1999      $4.188     $1.500           October 31, 1998     $1.219     $0.250



(3) Security Holders: As of October 25, 2000, the Company had approximately 115 holders of record of its common stock, 45 holders of its Class A Warrants and 17 holders of the Company's Class Z Warrants. This does not include beneficial owners holding common stock or Class A Warrants in street name. The closing price per share on October 25, 2000 was $3.00.
(4) Dividend Plans: The Company has paid no common stock cash dividends and has no current plans to do so. In January 2000, the Company declared a dividend in kind of Nutripure.com common stock. The record date and distribution date were to be set following completion of the registration of Nutripure.com as a reporting issuer with the Securities and Exchange Commission. In October 2000, the Board of Directors of Innovative Medical Services determined that in light of adverse market conditions for solely internet-based enterprises, a public market for Nutripure.com common stock may not be viable. Therefore, the Board amended its declaration of a Nutripure.com dividend to a dividend of Innovative Medical Services' common stock. The Company will distribute one share of Innovative Medical Services' common stock for every fifty shares held of record on November 6, 2000 with fractional shares rounded up to the nearest whole share. The stock will trade ex-dividend on November 2, 2000. Distribution, determined by NASDAQ, is anticipated for November 20, 2000.
(5)  Preferred  Stock:   There  are  no  shares  of  preferred  stock  presently
     outstanding.

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

Results of Operations Fiscal 2000 vs. Fiscal 1999
-------------------------------------------------
Revenues of $1,661,500 in the fiscal year ended July 31, 2000 were 51% lower than the $3,380,000 in revenues reported for the fiscal year ended July 31, 1999. Fillmaster Purification System sales in the year ended July 31, 2000 were $1,242,900 and replacement filter sales were $383,000. In the prior year, Fillmaster Purification System sales were $2,320,000 and replacement filter sales were $889,000. Sales of the Fillmaster Purification System decreased 46% over the prior period. Sales of filters decreased 57% in fiscal 2000. Management believes the decline in Fillmaster revenues is due to multiple factors, including the fact that the market for pharmacy products is maturing in that there is a decreasing number of pharmacy chains that do not have water filtration products, and that the Company has sold systems to most major chains. The focus for further Fillmaster sales will be on incremental and upgrade sales to individual pharmacies within current chain accounts, although the Company is still actively pursuing Fillmaster sales to remaining chains. Management expects to close such volume sales to new chains in the coming year, and, as in prior years, those sales will result in spikes in Fillmaster revenues. The Company works to retain customers with its Customer Service Plan 2000, a multi-year service and warranty contract (please see "Principal Products and Markets).

The Company also experienced a substantial turnover in sales personnel during fiscal 2000. Sales projected by the departed personnel were not realized, and the Company subsequently established its current sales department of highly qualified and experienced sales people. In addition, Management believes a former Vice President of Sales misappropriated trade secrets and revealed them to a competitor, and that Fillmaster sales were significantly impacted by these unfair business practices (please see "Lega Proceedings"). In the last quarter of fiscal 2000, the Company began to implement a superior competitive strategy of multi-year customer service contracts and cross-marketing programs with retail products.

Gross profits for the year ended July 31, 2000 were $564,000 versus $1,936,700 in 1999. Gross profit percentage of 34% in 2000 was lower versus 57% in 1999. The decrease in gross profit percentage was largely due to fixed production and labor costs being applied to the lower sales volume for the year.

Net loss for the year ended July 31, 2000 was $1,745,400 versus net income of $260,700 for the same period in 1999. The decreased income was due to decreased sales as outlined above and to an increase in General and Administrative expenses as the Company positions for expansion into new markets with new products (Please refer to "Principal Products and Markets" and "Future Outlook" sections.) General and Administrative expenses increased $535,200 from $1,178,100 in fiscal 1999 to $1,713,300 in fiscal 2000. $200,500 of these expenses were related to Nutripure.com. $225,000 is allowance for doubtful accounts, of which $175,000 is due from Eckerd Corporation. The Company is actively seeking recovery, including taking legal action. The Company is recognizing approximately $80,000 in gain from change in accounting principal as required by a recent accounting pronouncement arising from retroactively capitalizing part of the cost of website development. Selling expense increased approximately $250,000 as a result of increased sales personnel, trade shows, marketing materials and product launches.

Liquidity and Capital Resources Fiscal 2000 vs. 1999
----------------------------------------------------
During the fiscal year ended July 31, 2000, the Company's current assets to liabilities ratio rose from 1.95 to 5.02. Current assets increased $680,000 from $2,114,400 to $2,794,400. Current assets at July 31, 2000 include an increase of $1,099,300 in cash and cash equivalents due to a private placement in the third quarter. Accounts receivable decreased $345,300 on lower sales volume. Inventories increased $76,200 from $720,000 in fiscal 1999 to $796,100 in fiscal 2000 on anticipated sales of new products. Noncurrent assets increased by $213,300 during the year due to an increase in patents and deferred acquisition costs related to silver ion technology purchases. Current liabilities decreased $527,800 from $1,084,100 to $556,300. The decrease in current liabilities was the result of the Company's ability to pay down accounts and note payable by $521,600 during the period.

Cash flows used from operations were $1,557,900 in fiscal year 2000 and $556,900 in 1999. For those periods, cash flows used in investing activities were, respectively, $462,900 and $158,000 for the purchase of machinery and equipment and for website development. Cash flows from financing activities were $3,120,080 in fiscal 2000 and $688,700 in fiscal 1999. Investing activities for the current year included a decrease of $235,500 in notes payable. Also, the Company received $3,355,600 from proceeds sales of common stock.

In September 1999, the Company issued 160,000 shares of common stock to a single accredited investor for $200,000 ($1.25 per share) in a private placement of the shares offered to the one accredited investor.

In December 1999, the Company's subsidiary, Nutripure.com, issued 1,000,000 shares of common stock to accredited investors for $500,000 ($0.50 per share) in a private placement of the shares.

In March 2000, the Company issued 607,411 units, consisting of one share of common stock and one warrant to purchase an additional share of common stock at $5.25 per share on or before March 31, 2001 for $1,896,500 ($3.375 per unit) in a private placement of the units to 15 accredited investors.

In addition, approximately $759,000 was received from exercise of outstanding stock options.

Cash flows from financing activities in fiscal 1999 resulted from an increase in notes payable of $151,100 and sale of common stock of $537,600.

The total increase in cash and cash equivalents for the fiscal years ended July 31, 2000 and July 31, 1999 was $1,131,000 and $26,200.


Future Outlook
--------------

In the first quarter of fiscal year 2001, Innovative Medical Services began realizing revenues from the new Nutripure water treatment dealer program. The dealer base grows steadily, and Management believes that the program will produce notably increased revenues and earnings in the coming quarters. In addition to the ongoing expansion of the water dealer program, retail products currently in distribution are experiencing increased growth, and the Company expects to see revenue from new products and new distribution channels this year. Regarding silver ion technologies, regulatory approval is a threshold event for the Company's commercial launch of Axenohl and related products. Once approvals are received, Management expects revenues from Axenohl to rapidly and substantially develop.

Throughout the past year, Innovative Medical Services focused its resources on expanding the current and future scope of business and related growth potential. The Company's increased selling expenses and general and administrative expenses reflect the Company's transition from a niche market company that provides water purification equipment to pharmacies to an international company containing several divisions to manage new products and programs in consumer and commercial water treatment, direct-to- consumer e-commerce and retail distribution of multiple product lines. This investment has proved successful, as the Company has made great strides in product development and distribution. Although Fillmaster is the cornerstone of the Company's business, the new products have much greater growth potential.

ITEM 7 - FINANCIAL STATEMENTS



                              MILLER AND MCCOLLOM
                          CERTIFIED PUBLIC ACCOUNTANTS



                          INDEPENDENT AUDITORS' REPORT


We have audited the accompanying consolidated balance sheet of Innovative Medical Services, Inc. as of July 31, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovative Medical Services, Inc. at July 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                        /s/  Miller and McCollom



Denver, Colorado
September 28, 2000



    2170 South Parker Road Suite 270 - Denver Colorado 80231 - 303 745-2217 -
                                FAX 303 745-2265

                               Steven Holand, CPA
                       3914 Murphy Canyon Rd., Ste. A126
                               San Diego CA 92123
                               Phone 619-279-1640
                                Fax 619-279-9221



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors and Stockholders
Innovative Medical Services
El Cajon, California

I have audited the consolidated balance sheet of Innovative Medical Services as of July 31, 1999, and the related consolidated statements of income, accumulated deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovative Medical Services at July 31, 1999, and the consolidated results of its operations and its consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ STEVE HOLLAND
-----------------
Steve Holland
Certified Public Accountant

San Diego, California
October 25, 1999

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------
                                                                           July 31
ASSETS                                                             2000             1999
                                                               ----------------------------
Current Assets
     Cash and cash equivalents                                   $ 1,121,316    $   22,056
     Restricted cash                                                 204,887       205,574
     Accounts receivable, net of allowance for doubtful
          accounts of $ 225,000                                      444,842       790,166
     Notes receivable                                                193,210       339,524
     Inventories                                                     796,136       719,972
     Prepaid expenses                                                 33,975        37,078
                                                                     -------        ------

          Total current assets                                     2,794,366     2,114,370
                                                                  ----------     ---------

Property, Plant and Equipment
     Property, plant and equipment                                 1,056,252       805,523
                                                                  ----------       -------

          Total property, plant and equipment                      1,056,252       805,523
                                                                  ----------       -------

Noncurrent Assets
     Deposits                                                         13,083         6,575
     Patents and license                                             498,181       425,550
     Goodwill                                                        250,889       256,422
     Other intangible assets                                         344,250       353,250
     Deferred acquisition costs                                      202,542        53,851
                                                                    --------        ------

          Total noncurrent assets                                  1,308,945     1,095,648
                                                                  ----------     ---------

     Total assets                                               $  5,159,563   $ 4,015,541
                                                                ============   ===========

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
     Accounts payable                                           $    308,812   $   594,948
     Accrued liabilities                                              36,880        43,068
     Notes payable                                                   210,592       446,067
                                                                    --------       -------

          Total current liabilities                                  556,284     1,084,083
                                                                    --------     ---------

Minority interest payable                                             61,696             -
                                                                     -------       -------

Stockholders' Equity
     Class A common stock, no par value: authorized
          20,000,000 shares, issued and outstanding
           5,942,903 at July 31, 2000 and
           4,392,242 at July 31, 1999                             10,018,873     6,663,318
     Class A warrants: issued and outstanding 3,687,500
          warrants                                                   108,750       108,750
     Accumulated deficit                                          (5,586,040)   (3,840,610)
                                                                  -----------  -----------

          Total stockholders' equity                               4,541,583     2,931,458
                                                                  ----------     ---------

     Total liabilities and stockholders' equity                 $  5,159,563   $ 4,015,541
                                                                ============   ===========




CONSOLIDATED STATEMENTS OF INCOME
-----------------------------------------------------------------------------------

                                                             For the Years Ended
                                                                    July 31
                                                           2000           1999
                                                         -----------    -----------
Net sales                                                $ 1,661,462    $ 3,379,984
Cost of sales                                              1,097,419      1,443,307
                                                          ----------      ---------

Gross profit                                                 564,043      1,936,677
                                                            --------      ---------

Selling expenses                                             595,142        356,611
General and administrative expenses                        1,713,337      1,178,128
Research and development                                     114,756        157,049
                                                            --------        -------

Total operating costs                                      2,423,235      1,691,788
                                                          ----------      ---------
Operating income (loss)                                   (1,859,192)       244,889
                                                          -----------       -------

Other income and (expense):
Interest income                                               34,763         16,631
Loss on sale of assets                                       (40,200)             -
                                                             --------        ------

Total other income (expense)                                  (5,437)        16,631
                                                              -------        ------

Income (loss) before income taxes, minority
     Interest in subsidiary operations and
     change in accounting principle                       (1,864,629)       261,520

Federal and state income taxes                                   800            800
                                                                ----            ---

Income (loss) before minority interest in subsidiary
     operations and change in accounting principle        (1,865,429)       260,720

Minority interest in subsidiary operations                    40,103              -
                                                             -------        -------

Net income (loss) before cumulative
     change in accounting principle                       (1,825,326)       260,720

Cumulative effect of change
     in accounting principle                                  79,896              -
                                                             -------        -------

Net income (loss)                                       $ (1,745,430)    $  260,720
                                                        =============    ==========


Net income (loss) per common share before change
     in accounting principle (basic)                           (0.36)          0.06
Cumulative effect of change
     in accounting principle                                    0.02              -
                                                               -----          -----
Net income (loss) per common share (basic)                   $ (0.34)       $  0.06
                                                             ========       =======

Net income (loss) per common share before change
     in accounting principal (diluted)                         (0.36)          0.04
Cumulative effect of change
     in accounting principle                                    0.01              -
                                                               -----          -----
Net income (loss) per common share (diluted)                 $ (0.35)       $  0.04
                                                             ========       =======


CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICITS


Balance, beginning of period                            $ (3,840,610)  $ (4,101,330)

Net income (loss)                                         (1,745,430)       260,720
                                                          -----------      --------

Balance, end of period                                  $ (5,586,040)  $ (3,840,610)
                                                        =============  =============

CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------
                                                                        For the Years Ended
                                                                             July 31
                                                                      2000              1999
                                                                   -------------    -----------
Cash flows from operating activities
       Net income (loss)                                           $ (1,745,430)     $ 260,720

       Adjustments to reconcile net income to net cash
       provided by operating activities:
           Amortization                                                  52,546              -
           Depreciation                                                 159,624        144,075
           Minority interest in subsidiary operations                    61,696              -
       Changes in assets and liabilities:
           (Increase) decrease in restricted cash                           687            655
           (Increase) decrease in accounts receivable                   345,324       (513,547)
           (Increase) decrease in notes receivable                      146,314       (232,606)
           (Increase) decrease in prepaid expense                         3,103        (25,522)
           (Increase) decrease in inventory                             (76,163)      (359,406)
           (Increase) decrease in deposits                               (6,508)         7,500
           (Increase) decrease in patent and licenses                   (72,631)      (367,744)
           (Increase) decrease in deferred acquisition costs          (148,691)      1,043,001
           (Increase) decrease in goodwill                                5,533       (256,422)
           (Increase) decrease in intangible assets                       9,000       (353,250)
           Increase (decrease) in accounts payable                    (286,136)         99,661
           Increase (decrease) in accrued liabilities                    (6,187)        (3,992)
                                                                     ----------      ---------

                Net cash provided (used) by operating
                      activities                                     (1,557,919)      (556,877)
                                                                     ----------     ----------

Cash flows from investing activities
       Purchase of property, plant and equipment                       (462,901)      (157,999)
                                                                      ---------     ----------

                Net cash (used) in investing activities                (462,901)      (157,999)
                                                                      ---------     ----------

Cash flows from financing activities
       Increase (decrease) in notes payable                            (235,475)       151,081
       Proceeds from sale of common stock                             3,355,555        537,601
                                                                     ----------     ----------

                Net cash provided by financing activities             3,120,080        688,682
                                                                     ----------     ----------

                Net increase (decrease) in cash and cash
                      equivalents                                     1,099,260        (26,194)

Cash at beginning of period                                              22,056         48,250
                                                                     ----------     ----------

Cash at end of period                                             $   1,121,316      $  22,056
                                                                  =============      =========

Interest paid                                                     $      73,990      $  69,591
Taxes paid                                                        $         800      $     800

Innovative Medical Services
                   Notes to Consolidated Financial Statements
                       See Independent Accountants' Report

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

     In October of 1998, the Company purchased the assets of Export Company of America, Inc. (EXCOA), a privately held Fort Lauderdale, Florida-based distributor of disposable medical, dental and veterinary supplies. The major asset of this company was its 45% interest in Ampromed Comercio Importacao E Exportacao Ltda (AMPROMED), a Rio de Janeiro-based import company that sells medical, dental and veterinary supplies and water filtration products to practitioners, retail outlets and government agencies. The Company acquired the remaining 55% interest in AMPROMED from a private individual. To facilitate this transaction the Company has formed EXCOA Nevada, a 100% owned subsidiary of Innovative Medical Services. This company was incorporated in Nevada. A 99% interest in AMPROMED will be held by EXCOA Nevada, with the remaining 1% of AMPROMED being owned by Innovative Medical Services. These business combinations were accounted for using the purchase method. The Company incurred $1,091,393 of acquisition cost for these two entities. Of this amount the Company recorded $261,322 of goodwill and $360,000 of other intangible assets. These assets are being amortized over a period of forty (40) years.

     In  December  1999,  the Company  formed  NUTRIPURE.COM  as a wholly  owned subsidiary, incorporated in the state of Nevada. NUTRIPURE.COM is an e-commerce web supersite providing consumers a wide variety of vitamins, minerals, nutritional supplements, homeopathic remedies and natural products. In addition to products, the website offers comprehensive health and wellness information in an easy-to-access, intuitive reference format. The website will also present the Nutripure line of water filtration systems.

     Basis of Presentation and Principals of Consolidation
     -----------------------------------------------------
     The accompanying  financial statements include the consolidated accounts of
     Innovative  Medical  Services  and  its  subsidiaries.   All  inter-company
     balances and transactions have been eliminated.

     Revenue Recognition
     -------------------
     The company recognizes revenues when products are shipped.

     Research and Development
     ------------------------
     Research and development costs that have no alternative future uses are charged to operations when incurred and are included in operating expenses. The total amount charged to Research and Development expense was $114,756 and $157,049 in the fiscal years ended July 31, 2000 and 1999, respectively.

     Depreciation Method
     -------------------
     The cost of property, plant and equipment is depreciated on a straight-line basis over the estimated useful lives of the related assets. The useful lives of property, plant, and equipment for purposes of computing depreciation are:

         Computers and equipment                     7.0 years
         Furniture and fixtures                     10.0 years
         Website                                     3.0 years
         Property held under capital lease          10.0 years
         Vehicle                                     5.0 years to 7.0 years

     Leasehold improvements are being depreciated over the life of the lease, which is equal to 120 months.

     Depreciation is computed on the Modified Accelerated Cost Recovery System for tax purposes.

     Amortization
     ------------
     Goodwill and customer list are being amortized on the straight-line basis over forty (40) years. The cost of patents acquired are being amortized on a straight-line basis over the remaining lives of 17 years. Website development costs are being amortized on the straight-line basis over three
     (3) years.

     Amortization expense for the years ended July 31, 2000 and July 31, 1999 was $47,801 and $11,650, respectively.

     Long-Lived Assets
     -----------------
     In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the carrying value of intangible assets and other long-lived assets will be reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. To date, no such impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on undiscounted expected future cash flows from the impaired assets. The cash flow estimates that will be used will contain management's best estimates, using appropriate and customary assumptions and projections at the time.

     Inventory Cost Method
     ---------------------
     Inventories are stated at the lower of cost or market determined by the Average Cost method and net realizable value. Inventories at July 31 consisted of:
                                              2000             1999
                                           ----------       ---------
                   Finished Goods          $  108,528       $ 212,335
                   Work in Progress           180,198         108,770
                   Raw Materials              494,743         398,867
                                           ----------       ---------
                                           $  783,469       $ 719,972
                                           ==========       =========

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

     Advertising and Promotional Costs
     ---------------------------------
     Cost of advertising and promotion are expensed as incurred or at the first-time advertising and promotion takes place. Such costs were $197,908 and $101,063 for the years ended July 31, 2000 and July 31, 1999, respectively.

     Deferred Public Offering Cost
     -----------------------------
     The company had incurred $376,695 of costs as of July 31, 1996 related to an initial public offering. Those costs were deferred, pending completion of the offering. After the completion of the offering, the total of the public offering costs $1,436,807 was reclassified to shareholders' equity.

     Deferred Acquisition Costs
     --------------------------
     During the process of evaluating certain companies for acquisition, the Company expended $133,573 and $49,391 in fiscal years ended July 31, 2000 and July 31, 1999, respectively. These costs were capitalized and will be reclassified if the acquisitions are successful as a cost of the investment or expensed in the future if the acquisitions are not successful. During fiscal year ended July 31, 1999, the company completed the acquisition of Export Company of America, Inc. (EXCOA) and reclassified $1,051,493 of the July 31, 1998 balance of deferred acquisition costs and $39,900 of the July 31, 1999 fiscal year end expenditures to investment in that purchase.

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

     Following is a reconciliation of the weighted average number of shares actually outstanding with the number of shares used in the computations of loss per common share:

                                                                   For the Years Ended
                                                           July 31, 2000         July 31, 1999
                                                           -------------         --------------
         Shares outstanding                                    5,942,903             4,392,242
         Weighted average number of shares actually
          outstanding                                          5,056,141             4,148,879
         Stock Options                                         1,214,309             1,417,969
         Warrants                                              1,798,125             1,798,125
                                                               ---------             ---------

           Total weighted average shares                       8,068,575             7,364,973
                                                               ---------             ---------
         Net income (loss) before cumulative
          Change in accounting principle                    $ (1,825,326)            $ 260,720

         Cumulative change in accounting principle                79,896                     -

         Net income (loss)                                  $ (1,745,430)            $ 260,720
                                                            ============             =========

         Basic net earnings (loss) per share
           Net income (loss) per common share
            before change in accounting principle           $      (0.36)             $   0.06
           Cumulative effect of change in
            accounting principle                                    0.02                     -
                                                               ---------             ---------
           Net income (loss) per common share               $      (0.34)             $   0.06
                                                               =========             =========

         Diluted net earnings (loss) per share

           Net income (loss) per common share
            before change in accounting principle           $      (0.36)             $   0.04
           Cumulative effect of change in
            accounting principle                                    0.01                     -
           Net income (loss) per common share               $      (0.35)             $   0.04
                                                               =========              ========


     Potential common stock instruments at July 31, 2000, which include 1,214,309 stock options and 1,798,125 warrants, are included in the loss per share calculation for fiscal year ended July 31, 2000. Potential common stock instruments at July 31, 1999, which include 1,417,969 stock options and 1,798,125 warrants, are included in the loss per share calculation for fiscal year ended July 31, 1999.

     Recent Accounting Pronouncements
     --------------------------------
     In June of 1998, the FASB issued Statement of Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters to all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this standard to have a material impact on its results of operation, financial position, or cash flows as the Company currently does not engage in any derivative or hedging activities.


     Income Taxes
     ------------
     At July 31, 2000, the Company has financial, federal, and California tax net operating loss carryforwards of approximately $5,589,000, $5,071,000, and $2,374,000, respectively. At July 31, 1999, the Company has financial, federal, and California tax net operating loss carryforwards of approximately $3,844,000, $3,771,000, and $1,899,000, respectively. The difference between the financial reporting and the federal tax loss carryforward is primarily due to the capitalization of research and development expenses and start-up expenses for tax purposes with an amortization over five (5) years; however, for financial reporting purposes, these expenses are charged to operations as incurred. The difference between federal and California tax loss carryforwards is primarily due to the fifty percent limitation on California loss carryforwards. The tax loss carryforwards will begin expiring in fiscal year ended July 31, 2008, unless previously utilized.

     The Company adopted Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, beginning in fiscal year ended July 31, 1993. The adoption had no impact on 1993 results. In accordance with this new standard, the Company has recorded total deferred tax assets of $1,180,000 and $899,000 and a related valuation reserve of $1,180,000 and $899,000 for the fiscal years ended July 31, 2000 and 1999, respectively. Realization of these deferred tax assets, which relate to operating loss carryforwards and timing differences from the amortization of research and development expenses and start-up expenses, is dependent on future earnings. The timing and amount of future earnings are uncertain and therefore, the valuation reserve has been established.

     Comprehensive Income
     --------------------
     The Company adopted Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income" FAS No.130 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arise from nonowner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. The Company does not have any components of comprehensive income other than net income.


Note 2. Cash and Cash Equivalents

     The carrying amounts for cash and cash equivalents approximate fair value because of the short maturity of these instruments. The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

     At July 31, 2000 and July 31 1999, the Company's cash and cash equivalents is represented by $1,121,316 and $22,056, respectively, in cash or checking accounts.

Note 3. Restricted Cash

     At July 31, 2000, the Company's restricted cash consisted of a certificate of deposit of $204,887 and at July 31, 1999 the Company's restricted cash consisted of a certificate of deposit of $205,574. These certificates of deposit were held by a bank, as security for a line of credit with the same bank (Note 6).

Note 4. Notes Receivable

     At July 31, 2000, notes receivable of $162,793 represents amounts due from officers and $30,417 represents amounts due from employees. At July 31, 1999, notes receivable of $153,578 represents amounts due from officers and $185,946 represent amounts due from employees. All notes receivable are due and payable within one year. The carrying value of the notes, based on the terms at which those same loans would be made currently, approximate their fair value. All notes in excess of $10,000 have interest accrued at 6%

Note 5. Property, Plant and Equipment

     The following is a summary of property, plant, and equipment - at cost, less accumulated depreciation:

                                          July 31, 2000        July 31, 1999
                                          --------------      ---------------
        Computers and equipment           $      927,257       $      719,410
        Furniture and fixtures                   100,630              107,431
        Website                                  182,166                    -
        Vehicle                                   50,985               52,670
        Leasehold improvements                   304,623              322,805
                                          --------------      ---------------
                                               1,565,661            1,202,316
        Less: accumulated depreciation
              and amortication                   535,159              396,793
                                          --------------      ---------------
                 Total                    $    1,030,502       $      805,523
                                          ==============      ===============


     Depreciation expense charged to general and administrative expense for the years ended July 31, 2000 and 1999 was $159,624 and $144,075, respectively.

Note 6. Debt

     The details relating to debt are as follows:

                                                        July 31, 2000       July 31, 1999
     Line of Credit Community 1st Bank
     $200,000 line of credit, interest at 8.35%
     Due and payable February 25, 2001
     Secured by certificate of deposit of $205,574       $    196,009       $     196,009

     Line of Credit Flagship Capital, Inc. for
     financing of accounts payable, interest at 9%
     payable at $15,823 monthly beginning March
     17, 2000                                                  14,583                   -
                                                         ------------       -------------
     Total notes payable                                      210,592             446,067

     Current maturities of notes payable included in
      current liabilities                                     210,592             446,067
                                                         ------------       -------------
     Total long term debt                                 $         -       $           -
                                                         ============       =============


Note 7. Commitments

     The company leased office and warehouse facilities under an operating lease that expired on December 31, 1996. On May 14, 1996, the Company entered into a new operating lease agreement for sixty-five months commencing on July 1, 1996. The rent payment portion of the lease is for sixty-three months, which allows for an initial building improvement period of two months. The monthly rental for the 11,255 square foot facility is $0.69 per square foot plus $0.14 per square foot for maintenance of common areas. There is also a fixed yearly increase of 4%. The company has also signed an amendment to the lease to allow for an option to lease the building for an additional five years. The company made improvements to the new building in the amount of approximately $305,000.

     The rental expense recorded in general and administrative expenses for the years ended July 31, 2000 and July 31, 1999 was $98,835 and $78,393,
     respectively. Future minimum rental payments required for each of the 5 succeeding years assuming exercise of the option are as follows:


Note 8.  Capital Stock

     The following schedule summarizes the change in capital stock:

                                      Common             Common
                                      Stock              Stock              A                 A            Z Warrants
                                      Shares               $             Warrants          Warrants          Issued
                                                                          Issued              $
                                      ---------         ----------     ----------          --------        ----------
         Balance, July 31, 1997       3,532,851         $5,566,124      3,687,500          $108,750         785,000

         Stock issued for services      383,500            559,594              -                 -               -
                                      ---------         ----------      ---------          --------        ----------

         Balance, July 31, 1998       3,916,351          6,125,718      3,687,500           108,750         785,000

         Sale of stock                  233,125            189,375              -                 -               -

         Private placement              242,766            348,225              -                 -               -
                                      ---------          ---------      ---------          --------         -------
         Balance, July 31, 1999       4,392,242          6,663,318      3,687,500          $108,750         785,000

         Sale of stock                  783,250            759,055              -                 -               -

         Private placement              767,411          2,596,500
                                      ---------        -----------      ---------          --------         -------
         Balance, July 31, 2000       5,942,903        $10,018,873      3,687,500          $108,750         785,000
                                      =========        ===========      =========          ========         =======


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

     Each Class Z warrant entitles the holder to acquire an additional common share for $10.00 per common share beginning August 8, 1998 and expiring August 8, 2001. The Class Z Warrants are redeemable by the Company for $0.10 per warrant, at the Company's option, commencing one year after the effective date of the offering provided the closing bid price for the Company's common shares shall have averaged in excess of $15.00 per share for thirty consecutive business days ending within five days of the date of notice of redemption.



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



     The President (Mr. Krall) waived the payment of $119,000 of the compensation for past services and contributed this amount as an additional payment for the common stock he presently owns. In order to reward the efforts of Mr. Krall for his performance in the weeks leading to NASDAQ approval of the initial public offering, the Compensation Committee recommended and the Board of Directors authorized a bonus to Mr. Krall in the amount of $257,500. The bonus of $257,500 was accrued at July 31, 1996.

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

     During the fiscal year ended July 31, 2000, employees and officers exercised options on 691,750 shares of stock.

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


Note 13. Cumulative Change in Accounting Policy

     The Company incurred approximately $208,000 in development costs related to construction of the Nutripure.com website. These costs were originally expensed as incurred. In the accompanying financial statements, these costs have been retroactively capitalized and included in fixed assets at July 31, 2000 in compliance with SOP 98-1 (Statement of Position issued by the Accounting Standards Executive Committee). Of these costs, $79,900 were incurred in prior years and are shown as a change in accounting principle consistent with the newly issued EITF Issue No. 00-2 - Emerging Issues Task Force Issue titled: Accounting for Web Site Development Costs dated March 16, 2000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective June 6, 2000, Steven Holland, CPA, the Registrant's independent accountant, for the fiscal years ended July 31, 1998, 1997 and 1996 declined to stand for re-election as auditor. Also, effective on June 6, 2000 the Registrant's Board of Directors approved the engagement of Miller and McCollom, Certified Public Accountants as its new auditors. No consultation regarding accounting policy or procedures with new auditors occurred prior to their engagement.

Steven Holland, CPA's report for the fiscal years ended July 31, 1998, 1997 and 1996 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. Nor has there been any disagreement with Steven Holland, CPA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or reportable events during the Registrant's most recent fiscal year through June 6, 2000 which if not resolved to the satisfaction of Steven Holland, CPA would have caused them to make reference thereto in their report on the financial statements for such period.

The Registrant has provided Steven Holland, CPA with a copy of the disclosure contained herein and has requested that Steven Holland, CPA provide the Registrant with a letter addressed to the U.S. Securities and Exchange Commission stating whether or they agree with the disclosure. Steven Holland, CPA has provided such a letter, which was filed as an Exhibit to the Current Report on Form 8-K dated June 6, 2000.



PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference from the Registrant's Proxy Statement to be filed on or before November 29, 2000.


ITEM 10.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the Registrant's Proxy Statement to be filed on or before November 29, 2000.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from the Registrant's Proxy Statement to be filed on or before November 29, 2000.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the Registrant's Proxy Statement to be filed on or before November 29, 2000.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     (3) (i) Articles of Incorporation (Incorporated by reference from Form SB-2 Registration SEC File # 333-00434 effective August 8, 1996)

     (3) (ii) By-Laws of Corporation (Incorporated by reference from Form SB-2 Registration SEC File # 333-00434 effective August 8, 1996)

     (11) Statement Re: Computation of Per Share Earnings

     (13) Subsidiaries of the Registrant

     (27) Financial Data Schedule

B.   Reports on Form 8-K

     Change in Auditor filed June 12, 2000 and amended July 20, 2000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




INNOVATIVE MEDICAL SERVICES                                     DATE

/s/ MICHAEL L. KRALL                                           October 25, 2000
--------------------
Michael L. Krall, Chairman/President/CEO



Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                               TITLE                        DATE

/s/ DENNIS BROVARONE               Director                     October 25, 2000
--------------------
Dennis Brovarone



/s/ GARY BROWNELL                  Chief Financial Officer
-----------------                  and Director                 October 25, 2000
Gary Brownell

/s/ PATRICK GALUSKA                Director                     October 25, 2000
-------------------
Patrick Galuska



/s/ EUGENE PEISER                  Director                     October 25, 2000
-----------------
Eugene Peiser



/s/ DONNA SINGER                   Executive Vice President
----------------                   and Director                 October 25, 2000
Donna Singer