Form 10QSB
period 2000-10-31
INNOVATIVE MEDICAL SERVICES
filed 2000-12-15
CIK 1006028

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(MarkOne)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended October 31, 2000
                                               -----------------


[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
    ACT OF 1934 [No Fee Required] For the transition period from ____ to _____


     Commission File number 0-21019
                            -------


                           INNOVATIVE MEDICAL SERVICES
                           ---------------------------
                 (Name of small business issuer in its charter)


                  California                          33-0530289
         ------------------------------    -------------------------------
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

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 6,257,739 as of December 12, 2000.

INNOVATIVE MEDICAL SERVICES

INDEX

PART 1. FINANCIAL INFORMATION
        Item 1. Financial Statements
                Balance Sheets as of July 31, 2000 and October 31, 2000 Statements of Operations for the three months ended
                 October 31, 1999 and 2000
                Statements of Cash Flows for the three months ended
                 October 31, 1999 and 2000
       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Item 1


CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------
                                                                 (Unaudited)
                                                                 October 31           July 31
ASSETS                                                               2000               2000
                                                             ----------------   ----------------
Current Assets
      Cash and cash equivalents                                   $ 614,440       $ 1,121,316
      Restricted cash                                               207,923           204,887
      Accounts receivable, net of allowance for doubtful
          accounts of $ 225,000                                     305,657           411,322
      Notes receivable                                              233,321           226,729
      Inventories                                                   888,779           796,136
      Prepaid expenses                                              101,789            33,975
                                                                   --------           -------
          Total current assets                                    2,351,909         2,794,365
                                                                 ----------         ---------

Property, Plant and Equipment

      Property, plant and equipment                               1,009,462         1,056,252
                                                                 ----------         ---------
          Total property, plant and equipment                     1,009,462         1,056,252
                                                                 ----------         ---------
Noncurrent Assets
      Deposits                                                        8,127            13,083
      Patents and license                                           536,065           498,181
      Goodwill                                                      248,256           250,889
      Other intangible assets                                       342,000           344,250
      Deferred acquisition costs                                    403,694           202,542
                                                                   --------           -------
          Total noncurrent assets                                 1,538,143         1,308,946
                                                                 ----------         ---------

      Total assets                                              $ 4,899,514       $ 5,159,563
                                                                ============      ===========

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities

      Accounts payable                                            $ 413,829         $ 308,812
      Accrued liabilities                                            55,994            36,880
      Notes payable                                                 196,009           210,592
                                                                   --------           -------

          Total current liabilities                                 665,831           556,284
                                                                   --------           -------

Minority interest payable                                            46,726            61,697
                                                                    -------            ------

Stockholders' Equity
      Class A common stock, no par value: authorized
          20,000,000 shares, issued and outstanding
           6,077,068 at October 31, 2000 and
           5,942,903 at July 31, 2000                            10,103,805        10,018,873
      Class A warrants: issued and outstanding 3,686,000
          warrants                                                  108,750           108,750
      Accumulated deficit                                        (6,025,597)       (5,586,041)
                                                                 -----------      -----------
          Total stockholders' equity                              4,186,958         4,541,582
                                                                 ----------         ---------

      Total liabilities and stockholders' equity                $ 4,899,514       $ 5,159,563
                                                               ============       ===========

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
-----------------------------------------------------------------------------------------
                                                              For the Three Months Ended
                                                                      October 31
                                                                  2000          1999
                                                              ------------   -----------
Net sales                                                      $ 366,126     $ 904,888
Cost of sales                                                    164,077       410,213
                                                                --------       -------

Gross profit                                                     202,049       494,675
                                                                --------       -------

Selling expenses                                                 174,518       112,704
General and administrative expenses                              445,473       263,321
Research and development                                          50,985        38,603
                                                                 -------       -------

Total operating costs                                            670,976       414,628
                                                                --------       -------

Operating income (loss)                                         (468,927)       80,047
                                                                ---------       ------
Other income and (expense):
Interest income                                                   14,599         1,078
                                                                  ------        ------

Total other income (expense)                                      14,599         1,078
                                                                  ------        ------
Income (loss) before income taxes, minority
     Interest in subsidiary operations and
     change in accounting principle                             (454,328)       81,125

Federal and state income taxes                                       200           200
                                                                 -------        ------
Income (loss) before minority interest in subsidiary
     operations and change in accounting principle              (454,528)       80,925

Minority interest in subsidiary operations                        14,972             -
                                                                 -------       ------
Net income (loss) before cumulative
     change in accounting principle                             (439,556)       80,925
Cumulative effect of change
     in accounting principle                                           -        79,896
                                                                 -------       -------
Net income (loss)                                              $(439,556)   $  160,821
                                                              ===========   ==========
Net income (loss) per common share before change
     in accounting principle (basic)                           $   (0.07)   $     0.02
Cumulative effect of change
     in accounting principle                                           -          0.02
                                                                  ------         -----
Net income (loss) per common share (basic)                     $   (0.07)   $     0.04
                                                                ========      ========
Net income (loss) per common share before change
     in accounting principal (diluted)                         $   (0.07)   $     0.01
Cumulative effect of change
     in accounting principle                                           -          0.01
                                                                  ------        ------
Net income (loss) per common share (diluted)                   $   (0.07)   $     0.02
                                                                ========      ========


                                                             Three Months
                                                                Ended       Year Ended
                                                             October 31      July 31
CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICITS                 2000           2000

Balance, beginning of period                                $ (5,586,041)  $(3,840,610)

Net income (loss)                                               (439,556)   (1,745,431)
                                                                ---------   -----------
Balance, end of period                                      $ (6,025,597)  $(5,586,041)
                                                            ============= =============

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
------------------------------------------------------------------------------------------------------------

                                                                           For the Three Months Ended
                                                                                  October 31
                                                                           2000                 1999
                                                                     -----------------   -------------------

Cash flows from operating activities
       Net income (loss)                                                $ (439,556)        $ 160,821

       Adjustments  to  reconcile  net income to net cash
       provided by operating activities:
           Amortization                                                     21,192                 -
           Depreciation                                                     47,500            42,824
           Minority interest in subsidiary operations                      (14,972)                -
       Changes in assets and liabilities:
           (Increase) decrease in restricted cash                           (3,036)            4,113
           (Increase) decrease in accounts receivable                      105,665          (311,123)
           (Increase) decrease in notes receivable                          (6,592)             (452)
           (Increase) decrease in prepaid expense                          (67,814)          (28,481)
           (Increase) decrease in inventory                                (92,644)          (56,861)
           (Increase) decrease in deposits                                   4,956            (6,508)
           (Increase) decrease in patent and licenses                      (37,884)           (3,000)
           (Increase) decrease in deferred acquisition costs              (201,152)                -
           (Increase) decrease in goodwill                                   2,633             1,633
           (Increase) decrease in intangible assets                          2,250             2,250
           Increase (decrease) in accounts payable                         105,017            88,353
           Increase (decrease) in accrued liabilities                       19,114           (29,980)
                                                                        ----------        -----------

                Net cash provided (used) by operating
                      activities                                          (555,322)         (136,751)
                                                                        ----------        -----------

Cash flows from investing activities
       Purchase of property, plant and equipment                           (21,903)         (201,107)
                                                                        ----------        -----------

                Net cash (used) in investing activities                    (21,903)         (201,107)
                                                                        ----------        -----------
Cash flows from financing activities
       Increase (decrease) in notes payable                                (14,583)          121,300
       Proceeds from sale of common stock                                   84,932           216,750
                                                                        ----------        -----------

                Net cash provided by financing activities                   70,349           338,050
                                                                        ----------        -----------
                Net increase (decrease) in cash and cash
                      equivalents                                         (506,876)              192

Cash at beginning of period                                              1,121,316            22,056
                                                                        ----------        -----------
Cash at end of period                                                    $ 614,440         $  22,248
                                                                        ==========        ==========

Interest paid                                                            $   5,462         $  16,299
Taxes paid                                                               $     800         $     800


NOTES TO FINANCIAL STATEMENTS

Note 1. Financial Statements

          The financial statements included herein have been prepared by Innovative Medical Services (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Innovative Medical Services believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the July 31, 2000 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist and procedures that will be accomplished by Innovative Medical Services later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

Note 2. Stock Dividend

          On October 26, 2000 Innovative Medical Services announced that the Board of Directors voted to declare a dividend in kind of Innovative Medical Services' common stock. This common stock dividend was declared and distributed in lieu of the previously announced dividend of Nutripure.com shares. The Company distributed one share of Innovative Medical Services' common stock for every fifty shares held of record on November 6, 2000, with fractional shares rounded up to the nearest whole share, for a total of 121,961 shares.

          In December 1999, Innovative Medical Services formed a wholly owned subsidiary, Nutripure.com, to capitalize on internet commerce opportunities focusing on health and wellness. In January 2000, Innovative Medical Services declared a dividend in kind of Nutripure.com common stock as the Company began the process to spin off Nutripure.com as a separate public company. The record date and
          distribution  date  were  to  be  set  following   completion  of  the
          registration of Nutripure.com as a reporting issuer with the Securities and Exchange Commission. During the last several months, however, adverse market conditions for solely internet-based ventures have eroded Management's confidence in the viability of a public market for Nutripure.com common stock. Therefore, the Board has amended its declaration of a Nutripure.com dividend to a dividend of Innovative Medical Services' common stock. The Company will retain Nutripure.com as an operating division of Innovative Medical Services in order to minimize the substantial administrative expense associated with launching and operating a public company.

Note 3. Subsequent Events

          In November of 2000 Innovative Medical Services acquired 100% of the stock of ETIH2O, Inc., a Florida corporation, for approximately $228,000. The transaction was recorded using the purchase method of accounting. The Company intends to place the assets of ETIH2O into a newly formed Nevada corporation of similar name and dissolve the Florida corporation. ETI-H2O, a privately held technology corporation, developed Axenohl and previously manufactured the product in cooperation with NVID. ETI-H2O is an industry leader in research and development of varied water treatment applications, including electronic RF scale control, copper/silver ionization and filtration technologies.

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

The Fillmaster(R) pharmaceutical water purification, dispensing and measuring products include the Pharmapure(R) water purification system, the FMD 550 dispenser, the patented Fillmaster 1000e computerized dispenser and the patented Scanmaster(TM) bar code reader. The Company also markets proprietary NSF certified replacement filters for the Fillmaster Systems.

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

In the first quarter of fiscal year 2001, Innovative Medical Services began realizing revenues from the new Nutripure water treatment dealer program. The dealer base grows steadily, and Management believes that the program will produce notably increased revenues and earnings in the coming quarters. In addition to the ongoing expansion of the water dealer program, retail products currently in distribution are experiencing increased growth, and the Company expects to see revenue from new products and new distribution channels this year. The Company recently received notice from Wal-Mart that the rollout of Nutripure 2000 will continue to additional stores in the coming year.

Regarding silver ion technologies, regulatory approval is a threshold event for the Company's commercial launch of Axenohl and related products. EPA approval of Axenohl for use as a hard surface disinfectant is believed imminent. If approvals are received, Management expects revenues from Axenohl to rapidly and substantially develop.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2000 VERSUS THREE MONTHS ENDED OCTOBER 31, 1999

Total revenues of $366,100 in the first quarter ended October 31, 2000 were 60% lower than the $904,900 in revenues reported for the same quarter ended October 31, 1999. Fillmaster Purification System sales in the 2000 quarter were $239,400 and replacement filter sales were $121,700. In the 1999 quarter, Fillmaster Purification System sales were $609,100 and replacement filter sales were $192,300. Management believes the decline in Fillmaster revenues is due to multiple factors, including the fact that the market for pharmacy products is maturing in that there is a decreasing number of pharmacy chains that do not have water filtration products, and that the Company has sold systems to most major chains. The focus for further Fillmaster sales will be on incremental and upgrade sales to individual pharmacies within current chain accounts, although the Company is still actively pursuing Fillmaster sales to remaining chains. Management expects to close such volume sales to new chains in the coming year, and, as in prior years, those sales will result in spikes in Fillmaster revenues. The Company works to retain customers with its Customer Service Plan 2000, a multi-year service and warranty contract (please see "Principal Products and Markets).

Gross profit in the most recent quarter was $202,000 versus $494,700 in the year-earlier quarter. Gross profit percentage of 55% in the 2000 quarter remained unchanged from the gross profit percentage in the 1999 quarter.

Net loss for the quarter ended October 31, 2000 was $439,600 versus a net income of $160,800 for the same quarter in 1999. The decreased income was due to decreased sales and to an increase in General and Administrative expenses as the Company positions for anticipated rapid growth activity related to new ventures, including expanded retail distribution of the Nutripure 2000 home water system, Nutripure.com. and the new silver ion technologies. General and Administrative expenses increased $182,200 from $263,300 in fiscal 1999 to $445,500 in fiscal 2000, $75,100 of these expenses were related to Nutripure.com, a wholly owned subsidiary incorporated in the state of Nevada in December 1999. Nutripure.com is an e-commerce web supersite providing consumers a wide variety of vitamins, minerals, nutritional supplements, homeopathic remedies and natural products. In addition to products, the website offers comprehensive health and wellness information in an easy-to-access, intuitive reference format. The website also presents the Nutripure line of water filtration systems.

Throughout the quarter, Innovative Medical Services focused its resources on expanding the current and future scope of business and related growth potential. The Company's increased selling expenses and general and administrative expenses reflect the Company's transition from a niche market company that provides water purification equipment to pharmacies to an international company containing several divisions to manage new products and programs in consumer and commercial water treatment, direct-to-consumer e-commerce and retail distribution of multiple product lines.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended October 31, 2000 the Company's current assets to liabilities ratio decreased from 5.02 to 3.53. Current assets decreased $442,500 from $2,794,400 to $2,351,900. Current liabilities increased $109,600 from $556,300 to $665,800.

Cash flows used by operations were $555,30 in the first three months of fiscal year 2000. Cash flows used by operations were $136,800 for the same period in 1999. For those periods, cash flows used in investing activities included, respectively, $21,900 and $201,100 for the purchase of machinery and equipment and for leasehold improvements. Financing activities included a decrease of $14,600 in notes payable in the current quarter compared to an increase of $121,300 in the prior quarter ending October 31, 1999. The Company also received $84,900 from the sale of common stock resulting from the exercising of employees options.

The total decrease in cash and cash equivalents for the quarter ended October 31, 2000 was $506,900 as compared to an increase of cash and cash equivalents of $200 for the same period in the prior fiscal year.

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

Several of the Defendants filed Motions to Dismiss the Company's counterclaims. A hearing on the Motions was held on October 1, 1998. Certain of the Motions were granted pending the Company's amendment of its Counterclaim. The Company amended its Counterclaims in accordance with the judge's rulings. Certain Defendants filed second Motions to Dismiss the amended Counterclaims. A hearing on these latest motions was held in March 1999, before a different judge than the judge who ruled on the first motions. On April 20,1999, Orders were entered granting the Defendants' Motions to Dismiss. However these Orders did not state the basis for the Orders, nor was the Company's legal counsel provided notice of the Orders or a copy of the new judge's correspondence offering a "formal ruling" upon request. In May 1999 the Company filed an Appeal of the Orders and Motions for Reconsideration based upon inconsistency of the Orders with the previous judge's rulings and the lack of notice to the Company. The Company believes that its Appeal and Motions have merit and will be granted. In any event the Company intends to pursue a trial as soon as possible. As of December 12, 2000, no ruling has been received on the Company's Appeal.

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

ITEM 2.
CHANGES IN SECURITIES

In November 2000, the Company issued 94,340 shares of common stock at $2.625 per share for $1,896,500 in a private placement to five investors.

In November 2000, the Company issued 31,240 shares of common stock to eight investors in exchange for their shares in ETI H2O, Inc. An additional 3,143 shares were issued to a single investor in satisfaction of debt of ETI H2O, Inc.

Also in November 2000, the Company issued 121,961 shares in a dividend payment to holders of Innovative Medical Services common stock. The Company distributed one share of Innovative Medical Services common stock for every fifty shares held of record on November 6, 2000

With respect to the sales made, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered solely to accredited or sophisticated investors who were provided all of the current public information available on the Company.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5.
OTHER INFORMATION
Not applicable.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K
         (A)  EXHIBITS
              EXHIBITS DESCRIPTION
                11   Statement re: computation of per share earnings
                27   Financial data schedule
(B)      REPORTS ON FORM 8-K
                  None

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE MEDICAL SERVICES
(Registrant)

By:  /s/ Michael L. Krall
-------------------------------
Michael L. Krall, President/CEO

By: /s/ Gary Brownell
--------------------------------------
Gary Brownell, Chief Financial Officer