Form 10QSB
period 2001-01-31
INNOVATIVE MEDICAL SERVICES
filed 2001-03-19
CIK 1006028

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended January 31, 2001
                                  -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
     For  the  transition   period  from       to
                                       -------    -------

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

         Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 6,625,752 as of March 16, 2001.

INNOVATIVE MEDICAL SERVICES

INDEX

PART 1. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets as of July 31, 2000 and January 31, 2001

          Statements of Operations for the three months ended January 31, 2000 and 2001

          Statements of Cash Flows for the three months ended January 31, 2000 and 2001

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

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                           (Unaudited)
                                                           January 31          July 31
ASSETS                                                        2001               2000
                                                        --------------    ---------------
Current Assets
     Cash and cash equivalents                            $    348,578    $  1,121,316
     Restricted cash                                           211,004         204,887
     Accounts receivable, net of allowance for doubtful             --
          accounts of $ 225,000                                285,574         411,322
     Notes receivable                                          335,624         226,729
     Inventories                                               891,056         796,136
     Prepaid expenses                                           63,842          33,975
                                                             ---------       ---------
          Total current assets                               2,135,677       2,794,365
                                                             ---------       ---------
Property, Plant and Equipment
     Property, plant and equipment                             968,773       1,056,252
                                                             ---------       ---------
          Total property, plant and equipment                  968,773       1,056,252
                                                             ---------       ---------
Noncurrent Assets
     Deposits                                                    8,127          13,083
     Patents and license                                     1,008,048         498,181
     Goodwill                                                  246,623         250,889
     Other intangible assets                                   339,750         344,250
     Deferred acquisition costs                                     --         202,542
                                                             ---------       ---------
          Total noncurrent assets                            1,602,548       1,308,946
                                                             ---------       ---------
     Total assets                                         $  4,706,998    $  5,159,563
                                                             =========       =========
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
     Accounts payable                                     $    319,321    $    308,812
     Accrued liabilities                                        46,867          36,880
     Notes payable                                             196,009         210,592
                                                             ---------       ---------
          Total current liabilities                            562,196         556,284
                                                             ---------       ---------
Minority interest payable                                           --          61,697
                                                             ---------       ---------
Stockholders' Equity
     Class A common stock, no par value: authorized
          20,000,000 shares, issued and outstanding
           6,504,351 at January 31, 2001 and
           5,942,903 at July 31, 2000                       10,556,543      10,018,873
     Class A warrants: issued and outstanding 3,686,000
          warrants                                             108,750         108,750
     Accumulated deficit                                    (6,520,490)     (5,586,041)
                                                            ----------       ---------
          Total stockholders' equity                         4,144,803       4,541,582
                                                             ---------       ---------
     Total liabilities and stockholders' equity           $  4,706,998    $  5,159,563
                                                             =========       =========

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
--------------------------------------------------------------------------------

                                                                For the Six Months Ended   For the Three Months Ended
                                                                       January 31                  January 31
                                                                  2001            2000         2001          2000
                                                              -----------    -----------    ---------   ----------
Net sales                                                     $   761,441    $ 1,216,995    $ 395,315    $ 312,107
Cost of sales                                                     424,517        575,053      260,440      164,840
                                                              -----------    -----------    ---------    ---------
Gross profit                                                      336,924        641,942      134,874      147,267
                                                              -----------    -----------    ---------    ---------
Selling expenses                                                  277,166        258,430      102,647      145,726
General and administrative expenses                               949,138        606,776      503,665      341,296
Research and development                                           82,803         44,116       31,818        5,513
                                                              -----------    -----------    ---------    ---------
Total operating costs                                           1,309,106        909,323      638,130      492,536
                                                              -----------    -----------    ---------    ---------
Operating income (loss)                                          (972,182)      (267,380)    (503,256)    (345,268)
                                                              -----------    -----------    ---------    ---------
Other income and (expense):
Interest income                                                    23,161          2,504        8,562        1,426
                                                              -----------    -----------    ---------    ---------
Total other income (expense)                                       23,161          2,504        8,562        1,426
                                                              -----------    -----------    ---------    ---------
Income (loss) before income taxes, minority
     Interest in subsidiary operations and
     change in accounting principle                              (949,021)      (264,876)    (494,693)    (343,842)

Federal and state income taxes                                        400            400          200          200
                                                              -----------    -----------    ---------    ---------
Income (loss) before minority interest in subsidiary
     operations and change in accounting principle               (949,421)      (265,276)    (494,893)    (344,042)

Minority interest in subsidiary operations                         14,972            310            0          310
                                                              -----------    -----------    ---------    ---------
Net income (loss) before cumulative
     change in accounting principle                              (934,449)      (264,966)    (494,893)    (343,732)

Cumulative effect of change
     in accounting principle                                           --         79,896           --       79,896
                                                              -----------    -----------    ---------    ---------
Net income (loss)                                             $  (934,449)   $  (185,070)   $(494,893)   $(263,836)
                                                              ===========    ===========    =========    =========
Net income (loss) per common share before change
     in accounting principle (basic)                          $     (0.15)   $     (0.06)   $   (0.08)   $   (0.07)
Cumulative effect of change
     in accounting principle                                           --           0.02           --         0.02
                                                              -----------    -----------    ---------    ---------
Net income (loss) per common share (basic)                    $     (0.15)   $     (0.04)   $   (0.08)   $   (0.06)
                                                              ===========    ===========    =========    =========
Net income (loss) per common share before change
     in accounting principal (diluted)                        $     (0.15)   $     (0.03)   $   (0.08)   $   (0.04)
Cumulative effect of change
     in accounting principle                                           --           0.01           --         0.01
                                                              -----------    -----------    ---------    ---------
Net income (loss) per common share (diluted)                  $     (0.15)   $     (0.02)   $   (0.08)   $   (0.03)
                                                              ===========    ===========    =========    =========

                                                         Six Months
                                                           Ended          Year Ended
                                                         January 31         July 31
CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICITS             2001             2000
-------------------------------------------------------------------------------------
Balance, beginning of period                            $(5,586,041)     $(3,840,610)

Net income (loss)                                          (934,449)      (1,745,431)
                                                        -----------      -----------
Balance, end of period                                  $(6,520,490)     $(5,586,041)
                                                        ===========      ===========


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                                For the Six Months Ended
                                                                       January 31
                                                                2001                2000
                                                             -------------   ------------

Cash flows from operating activities
       Net income (loss)                                       $  (934,449)   $ 160,821

       Adjustments to reconcile net income to net cash
       provided by operating activities:
           Amortization                                             42,385           --
           Depreciation                                             95,370       42,824
           Minority interest in subsidiary operations              (61,697)          --
       Changes in assets and liabilities:
           (Increase) decrease in restricted cash                   (6,117)       4,113
           (Increase) decrease in accounts receivable              125,748     (311,123)
           (Increase) decrease in notes receivable                (108,895)        (452)
           (Increase) decrease in prepaid expense                  (29,867)     (28,481)
           (Increase) decrease in inventory                        (94,920)     (56,861)
           (Increase) decrease in deposits                           4,956       (6,508)
           (Increase) decrease in patent and licenses             (509,867)      (3,000)
           (Increase) decrease in deferred acquisition costs       202,542           --
           (Increase) decrease in goodwill                           4,267        1,633
           (Increase) decrease in intangible assets                  4,500        2,250
           Increase (decrease) in accounts payable                  10,509       88,353
           Increase (decrease) in accrued liabilities                9,987      (29,980)
                                                                ----------    ---------
                Net cash provided (used) by operating
                      activities                                (1,245,548)    (136,751)
                                                                ----------    ---------
Cash flows from investing activities
       Purchase of property, plant and equipment                   (50,276)    (201,107)
                                                                ----------    ---------
                Net cash (used) in investing activities            (50,276)    (201,107)
                                                                ----------    ---------
Cash flows from financing activities
       Increase (decrease) in notes payable                        (14,583)     121,300
       Proceeds from sale of common stock                          537,669      216,750
                                                                ----------    ---------
                Net cash provided by financing activities          523,086      338,050
                                                                ----------    ---------
                Net increase (decrease) in cash and cash
                      equivalents                                 (772,738)         192

Cash at beginning of period                                      1,121,316       22,056
                                                               -----------    ---------
Cash at end of period                                          $   348,578    $  22,248
                                                               ===========    =========
Interest paid                                                  $     9,645    $  16,299
Taxes paid                                                     $       800    $     800

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

Note 3. Acquisitions

     In November 2000, Innovative Medical Services acquired 100% of the stock of ETIH2O, Inc., a Florida corporation, for 56,381 shares of IMS stock valued at $140,953 ($2.50 per share). The transaction was recorded using the purchase method of accounting. The assets acquired and liabilities assumed are as follows:

              Assets:

              Notes Receivable                  $   33,655
              Inventories                           32,077
              Equipment                             16,932
              Licensing & Distribution Rights      118,324
                                                ----------
                 Total Assets                      200,988
              Liabilities:
                 Notes Payable - IMS                60,035
              Equity                            $  140,953
                                                ==========

     Assets and liabilities were valued at historical cost and no goodwill was recorded in the transaction. Results of operations of ETIH2O Inc. are included in the current quarter. The acquired entity was a startup company, if results of operations were included in prior periods and shown as though the companies had been combined at the beginning of the period, it would not have a material affect on the consolidated financial statements of Innovative Medical Services.

     The Company merged ETIH2O with a newly formed Nevada corporation of similar name and dissolved the Florida corporation. ETI-H2O, a privately held technology corporation, developed Axenohl and focuses on research and development of varied water treatment applications, including electronic RF scale control, copper/silver ionization and filtration technologies.

Note 4. Common Stock

     In addition to the common stock issued, described in Notes 2 and 3, the Company completed a $250,000 private placement in January 2001 in which the Company issued 83,334 shares of common stock to six investors at $3.00 per Unit. Each Unit contained one share of common stock and a warrant to acquire an additional share of common stock for $4.00 per share up to January 28, 2003.

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

During the first half of fiscal 2001, Innovative Medical Services created the most comprehensive marketing program ever introduced to the water treatment industry. The program offers existing independent water treatment dealers a line of residential water softening and other point-of-use water treatment equipment for sale to the public under IMS' reputable "Pharmacist Recommended" Nutripure brand. In addition, the program provides complementary, industry-unique financing that extends credit to consumers for the purchase of water treatment equipment. During the second quarter, the Company partnered with Automated Payment Services ("APS"), and MBNA to strengthen and streamline the financing program and administration of the Nutripure dealer program. Under the unique Nutripure program, independent water treatment dealers may now offer credit to all prospective customers because the Nutripure programs offers competitive, risk-based interest rates. In addition, through APS, dealers can obtain real-time processing and approval information online for their customers. The dealer base for the program grows steadily, and the Company expects revenues from the Nutripure dealer program to accelerate in the second half of the year.

The Company, through its subsidiary Nutripure.com(R), operates an e-commerce health supersite, which provides consumers a wide variety of vitamins, minerals, nutritional supplements, homeopathic remedies and natural products. In addition to merchandise, the supersite offers comprehensive health and wellness information in an easy-to-access, intuitive reference format.

Innovative Medical Services has obtained worldwide manufacturing and marketing rights for advanced silver ion technologies. Axenohl(TM) is a revolutionary antimicrobial technology that uses the biocidal properties of ionic silver to kill bacteria viruses and fungi. Axenohl's broad effectiveness works to prevent and treat infection, and, unlike traditional disinfectants, Axenohl is non-toxic and environmentally friendly. Potential applications for products containing Axenohl include municipal and point-of-use/point-of-entry water treatment, food processing, personal disinfecting retail products, and commercial and retail hard surface disinfecting products. In addition, this technology may prove to be revolutionary in the healthcare market for treatment of disease, including human and animal infections and wounds, and for disinfecting applications in hospitals, clinics, surgical centers, dental offices and other medical and health related facilities.

The disinfection efficacy of Axenohl has been well documented by independent testing laboratories. Axenohl eliminates the following test organism strains all within one minute and with 99.9999% efficacy (complete kill): Pseudomonas aeruginosa ATCC 15422, Staphylococcus aureus ATCC 6538, Salmonella cholerasuis ATCC 10708, E. Coli ATCC 0157:H7, Listeria monocytogenes ATCC 11543, Entrococcus facium ATCC 11543, Rhino virus (common colds), and Rotavirus (infectious diarrhea).

In March 2001, the US Patent and Trademark Office issued US Patent Number 6,197,814 for Axenohl. Patent applications have been filed in more than 50 countries and regions, and the World Intellectual Property Organization published the Axenohl International Patent Application on April 22, 1999 under publication number WO 99/18790.

Regulatory approval is a threshold event for the Company's commercial launch of Axenohl and related products in the United States. EPA approval of Axenohl for use as a hard surface disinfectant is believed imminent. Meanwhile, the Company has applied for approvals in several other countries. Axenohl is approved in Costa Rica for use as a water treatment chemical, hard surface disinfectant, and industrial disinfectant for direct food contact. Approval in Costa Rica for human and veterinary topical use is expected this quarter.

In March 2001, the Company signed its first significant contract for Axenohl with a Korean cosmetics company. Dodo & Company is launching a revolutionary line of acne-fighting cosmetics containing Axen as its active ingredient. (Axen(TM) is the trade name for the use dilution Axenohl solution.) Under the terms of the contract, Dodo & Company will purchase approximately $1.2 million dollars of product from Innovative Medical Services over five years. In addition to the purchase price, Innovative Medical Services will receive a royalty on sales of the Axen-containing products. The Company anticipates that total revenues from the contract should exceed $5 Million over five years. Dodo & Company plans to begin purchasing product in May 2001 in preparation for the September launch of its new product line. The company expects to begin realizing revenues from sales of Axenohl to additional international customers in the third fiscal quarter of 2001.

In January 2001, the Company acquired a revolutionary, safe pesticide technology. The EPA-approved RoachX(R) will be the first product to launch from the line. RoachX is over 96% effective in three to four days with one application for indoor and outdoor eradication of cockroaches. The patent-pending time-released formulation protects the boric acid from dissolving in water and maintains the integrity of the pesticide to obtain maximum killing effect. The product line, containing particular formulas for specific pests, provides excellent results against cockroaches, ants, palmetto bugs, silverfish, waterbugs, ticks, fleas, lice and garden pests.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2001 VERSUS THREE MONTHS ENDED JANUARY 31, 2000

Total revenues of $395,300 in the first quarter ended January 31, 2001 were 27% higher than the $312,100 in revenues reported for the same quarter ended January 31, 2000. Fillmaster Purification System sales in the 2001 quarter were $298,900 and replacement filter sales were $77,800. In the 2000 quarter, Fillmaster Purification System sales were $234,600 and replacement filter sales were $74,000.

Gross profit in the most recent quarter was $134,900 versus $147,300 in the year-earlier quarter. The gross profit of 34% in 2001 was lower versus the 47% gross profit in 2000.

Net loss for the quarter ended January 31, 2001 was $494,900 versus a loss of $263,800 for the same quarter in 2000.

In November 2000, Innovative Medical Services acquired 100% of the stock of ETIH2O, Inc., a Florida corporation, for approximately 56,400 shares of IMS stock valued at approximately $141,000. The transaction was recorded using the purchase method of accounting. The Company merged ETIH2O with a newly formed Nevada corporation of similar name and dissolved the Florida corporation. ETI-H2O, a privately held technology corporation, developed Axenohl and previously manufactured the product in cooperation with NVID. ETI-H2O is an industry leader in research and development of varied water treatment applications, including electronic RF scale control, copper/silver ionization and filtration technologies.

During the second quarter, the Company partnered with Automated Payment Services ("APS"), and MBNA to strengthen and streamline the financing program and administration of the Nutripure dealer program. Under the unique Nutripure program, independent water treatment dealers may now offer credit to all prospective customers because the Nutripure programs offers competitive, risk-based interest rates. In addition, through APS, dealers can obtain real-time processing and approval information online for their customers. Revenues from the Nutripure water treatment dealer program continue to ramp up. The dealer base grows steadily, and Management believes that the program will accelerate through the second half of the year.

In addition to the ongoing expansion of the water dealer program, distribution of the Company's other products in the Water Treatment Division continued to grow in the second quarter. The Nutripure Sport Bottle was shipped to 900 GNC stores. Shaws Supermarkets has stocked the Nutripure Sport Bottle and the Nutripure 2000 and also will be installing Fillmaster Systems in the coming quarter. In March, Kaiser Permanente began purchasing Fillmaster pharmaceutical water filtration systems for all California pharmacies. Wal-Mart has placed

Nutripure 2000 countertop water filtration systems in over 350 of its highest volume stores. CVS currently purchases Fillmaster systems for its new and remodeled stores at a rate of at least 50 units per month and plans to continue the roll out through the end of the calendar year. Nutripure Sport Bottle, Nutripure 2000 and Fillmaster are also being tested in Canada, with initial placement in some Pharma Plus and Wal-Mart Canada Stores. The Company expects retail product distribution to continue to increase in the second half of the fiscal year.

As mentioned in the Company Overview, regulatory approval is a threshold event for the Company's commercial launch of Axenohl and related products in the United States. EPA approval of Axenohl for use as a hard surface disinfectant is believed imminent, and if approvals are received, Management expects revenues from Axenohl to rapidly and substantially develop. Meanwhile, the Company has applied for international approvals in several countries. Axenohl is approved in Costa Rica for use as a water treatment chemical, hard surface disinfectant, and industrial disinfectant for direct food contact. Approval in Costa Rica for human and veterinary topical use is expected this quarter.

In March 2001, Innovative Medical Services signed a five-year contract with Dodo & Company, a leading Korean cosmetics manufacturer and marketer to provide Axenohl. Dodo & Company is launching a revolutionary line of acne-fighting cosmetics containing Axen as its active ingredient. (Axen is the trade name for the use-dilution Axenohl solution.) Under the terms of the contract, Dodo & Company will purchase approximately $1.2 million dollars of product from Innovative Medical Services over five years. In addition to the purchase price, Innovative Medical Services will receive a royalty on sales of the Axen-containing products. The Company anticipates that, over the five years, the revenues from the cosmetics royalties will exceed the revenues from sales of Axen.

In January 2001, the Company announced its acquisition of a new, non-toxic pesticide technology. RoachX is the first product to launch, and since January, the Company has been working to increase distribution to commercial applicators and retailers. Major distribution projects are underway in the United States, Canada, Mexico, Germany, the United Kingdom, Korea, China and South Africa. The Company expects revenues from sales of RoachX to accelerate in the coming quarter and have a very significant short and long-term impact on revenues and earnings.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2001 VERSUS SIX MONTHS ENDED JANUARY 31, 2000

Revenues of $761,400 in the six months ended January 31, 2001 were 37% lower than the $1,217,000 in revenues reported for the six months ended January 31, 2000. Fillmaster Purification System sales in the six months ended January 31, 2001 were $483,100 and replacement filter sales were $199,600. In the prior period, Fillmaster Purification System sales were $843,000and replacement filter sales were $266,000. Sales of Fillmaster Purification System decreased 23% and sales of filter replacements decreased 36% during the fiscal quarter 2000/2001. Management believes the decline in Fillmaster revenues is due to multiple factors, including the fact that the market for pharmacy products is maturing in that there is a decreasing number of pharmacy chains that do not have water filtration products, and that the Company has sold systems to most major chains. The focus for further Fillmaster sales will be on incremental and upgrade sales to individual pharmacies within current chain accounts, although the Company is still actively pursuing Fillmaster sales to remaining chains. Management expects to close such volume sales to new chains in the coming year, and, as in prior years, those sales will result in spikes in Fillmaster revenues. The Company works to retain customers with its Customer Service Plan 2000, a multi-year service and warranty contract.

Gross profits for the six months ended January 31, 2001 were $336,900 versus $641,900 in 2000. The gross profit of 44% in 2001 was lower versus the 53% gross profit in 2000. The decrease in gross profit percentage was largely due to fixed production and labor costs being applied to the unexpected lower sales volume for the year.

Net loss for first  six  months  ended  January  31,  2001 was  $934,400  versus
$185,100 for the same period last year. The decreased income was due to decreased sales and to an increase in General and Administrative expenses as the Company positions for anticipated rapid growth activity related to new ventures, including expanded retail distribution of the Nutripure 2000 home water system, Nutripure.com. and the new silver ion technologies. General and Administrative expenses increased $342,400 from $606,700 in fiscal 2000 to $949,100 in fiscal 2001, $137,600 of these expenses were related to Nutripure.com, a wholly owned subsidiary incorporated in the state of Nevada in December 1999. Nutripure.com is an e-commerce web supersite providing consumers a wide variety of vitamins, minerals, nutritional supplements, homeopathic remedies and natural products. In addition to products, the website offers comprehensive health and wellness information in an easy-to-access, intuitive reference format. The website also presents the Nutripure line of water filtration systems.

Throughout the six-month period, Innovative Medical Services focused its resources on expanding the current and future scope of business and related growth potential. The Company's increased selling expenses and general and administrative expenses reflect the Company's transition from a niche market company that provides water purification equipment to pharmacies to an international company containing several divisions to manage new products and programs in consumer and commercial water treatment, direct-to-consumer e-commerce and retail distribution of multiple product lines.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended January 31, 2000, the Company's current assets to liabilities ratio decreased from 5.02 to 3.80. Current assets decreased $658,700 from $2,794,400 to $2,135,700. The change in current assets during the six months ended January 31, 2001 include an decrease of $772,700 in cash on hand, an increase in inventories of $94,900, while total receivables remained constant during the period. Current liabilities also remained virtually constant during the six months ended January 31, 2001.

Cash flows used from operations were $1,245,500 in the first six months of fiscal year 2001. Cash flows used from operations were $136,800 for the same period in 2000. For those periods, cash flows used in investing activities included, respectively, $50,300 and $201,100 for the purchase of fixed assets. Cash flows from financing activities were $523,700 from the sale of common stock, which included a $250,000 private placement in January 2001 in which the Company issued 83,334 shares of common stock to six investors at $3.00 per Unit. Each Unit contained one share of common stock and a warrant to acquire an additional share of common stock for $4.00 per share up to 5:00 p.m. Pacific time, January 28, 2003. Also, In November 2000, Innovative Medical Services acquired 100% of the stock of ETIH2O, Inc., a Florida corporation, for approximately 56,400 shares of IMS stock valued at approximately $141,000. The transaction was recorded using the purchase method of accounting. In addition, approximately $132,700 was received from exercise of outstanding stock options.

The total decrease in cash and cash equivalents for the 2001 six-month period was $772,700 as compared to increase of $200 during the same period in 2000. u

PART 2        OTHER INFORMATION

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

Several of the Defendants filed Motions to Dismiss the Company's counterclaims. A hearing on the Motions was held on October 1, 1998. Certain of the Motions were granted pending the Company's amendment of its Counterclaim. The Company amended its Counterclaims in accordance with the judge's rulings. Certain Defendants filed second Motions to Dismiss the amended Counterclaims. A hearing on these latest motions was held in March 1999, before a different judge than the judge who ruled on the first motions. On April 20,1999, Orders were entered granting the Defendants' Motions to Dismiss. However these Orders did not state the basis for the Orders, nor was the Company's legal counsel provided notice of the Orders or a copy of the new judge's correspondence offering a "formal ruling" upon request. In May 1999 the Company filed an Appeal of the Orders and Motions for Reconsideration based upon inconsistency of the Orders with the previous judge's rulings and the lack of notice to the Company. The Company believes that its Appeal and Motions have merit and will be granted. In any event the Company intends to pursue a trial as soon as possible. As of March 16, 2001, no ruling has been received on the Company's Appeal.

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

The Company has filed an action against John Woodard, former Vice President of Sales, in Superior Court in the State of California in April 2000. The Company has alleged Mr. Woodard violated his non-competition/non-disclosure agreement and provided proprietary information, including information regarding the Company's Fillmaster line of products and Fillmaster customer base, to Fresh
Water Systems, Inc. The Company is seeking monetary damages and injunctive relief. On November 20, 2000 an "Amendment to Complaint" was filed adding Lisa Still as a new Defendant. The Company alleges the same causes of actions to Lisa Still as previously alleged against Mr. Woodard.

The Company has also filed an action against Fresh Water Systems, Inc., Steven Norvell, Brian Folk and Eric Norvell in Superior Court in the State of California. The action was filed in August 2000 and amended in October 2000. The Company alleges Fresh Water Systems and it's officers and directors misappropriated trade secrets of the Company obtained from former employees of the Company, engaged in unfair competition in violation of the California Unfair Practices Act, tortious interference with contractual relations, tortious interference with prospective business advantage, fraud, trade libel and conspiracy with regard to the Fillmaster line of products and Fillmaster customer base. The Company is seeking monetary damages and injunctive relief. On or about October 20, 2000 a motion for Consolidation was granted by the Superior Court, thereby merging the Fresh Water Systems lawsuit into the Woodard lawsuit. A jury trial date was set in the above matters for January 2002. Numerous discovery issues propounded to defendants are still awaiting responses.

The Company filed an action against Eckerd Corporation in Superior Court in the State of California in August 2000. The Company alleges Eckerd Corporation has not paid for Fillmaster products ordered by and shipped to Eckerd pharmacies. The Company seeks monetary damages not less than $170,000 plus interest and attorney's fees. In September 2000, Defendant filed a "Notice of Removal" moving said case from California Superior Court to the Federal Court for the Southern District of California. Minimal discovery commenced regarding Eckerd's contacts with California. Defendants then filed a motion to "Dismiss for Lack of Personal Jurisdiction." On March 5, 2001 this motion was granted dismissing said action. The Company plans to appeal this motion and/or file this action in the state of Florida.

ITEM 2.
CHANGES IN SECURITIES

In January 2001, the Company issued 83,334 shares of common stock to six investors in a private placement at $3.00 per Unit. Each unit contained one share of common stock and a warrant to acquire an additional share of common stock for $4.00 per share up to 5:00 p.m. Pacific time, January 28, 2003.

With respect to the sales made, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered solely to accredited or sophisticated investors who were provided all of the current public information available on the Company.

Also in February 2001, the Company issued 20,000 shares of common stock to a single investor in settlement of a debt of ETI H2O, Inc.

With respect to these shares, the Company relied on Section 3(a)(10) of the Securities Act of 1933, as amended as the shares were a security issued in exchange for a bona fide outstanding claim where the terms and conditions of such issuance and exchange have been approved, after a hearing by a court of the United States.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5.
OTHER INFORMATION
Not applicable.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS
          EXHIBITS DESCRIPTION
               11 Statement re: computation of per share earnings
     (B)  REPORTS ON FORM 8-K
          None

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