Form 10QSB
period 2001-04-30
INNOVATIVE MEDICAL SERVICES
filed 2001-06-14
CIK 1006028

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



                                   FORM 10-QSB




(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended April 30, 2001
                                  --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [No Fee Required] For the transition period from ____ to ____



    Commission File number 0-21019
                           -------


                           INNOVATIVE MEDICAL SERVICES
                           ---------------------------
                 (Name of small business issuer in its charter)


                 California                                33-0530289
 -----------------------------------------------  ------------------------------
(State or other jurisdiction of incorporation or  (IRS Employer Identification
                organization)                                 No.)



                 1725 Gillespie Way, El Cajon, California 92020
                 ----------------------------------------------
                    (Address of principal executive offices)


                                  619 596 8600
                                  ------------
                            Issuer's telephone number

         Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 6,785,799 as of June 14, 2001.

INNOVATIVE MEDICAL SERVICES
INDEX

PART 1.  FINANCIAL INFORMATION
         Item 1.   Financial Statements
                   Balance Sheets as of July 31, 2000 and April 30, 2001 Statements of Operations for the three months and nine months ended April 30, 2000 and 2001 Statements of Cash
                   Flows for the nine months ended April 30, 2000 and 2001
         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                         (Unaudited)
                                                           April 30         July 31
ASSETS                                                       2001            2000
                                                       ------------    ------------
Current Assets
  Cash and cash equivalents                            $    520,086    $  1,121,316
  Restricted cash                                                --         204,887
  Accounts receivable, net of allowance for doubtful
    accounts of $ 225,000                                   408,361         411,322
  Notes receivable                                          292,913         226,729
  Inventories                                               823,609         796,136
  Prepaid expenses                                           39,805          33,975
                                                          ---------      ----------
    Total current assets                                  2,084,774       2,794,365
                                                          ---------      ----------
Property, Plant and Equipment
  Property, plant and equipment                             934,132       1,056,252
                                                          ---------      ----------
    Total property, plant and equipment                     934,132       1,056,252
                                                          ---------      ----------
Noncurrent Assets
  Deposits                                                    8,127          13,083
  Patents and license                                     1,167,992         498,181
  Goodwill                                                  244,989         250,889
  Other intangible assets                                   337,500         344,250
  Deferred acquisition costs                                     --         202,542
                                                          ---------      ----------
    Total noncurrent assets                               1,758,609       1,308,946
                                                          ---------      ----------
  Total assets                                         $  4,777,514    $  5,159,563
                                                       ============    ============
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
  Accounts payable                                     $    480,112    $    308,812
  Accrued liabilities                                        57,762          36,880
  Notes payable                                             200,000         210,592
                                                          ---------      ----------
    Total current liabilities                               737,874         556,284
                                                          ---------      ----------
Minority interest payable                                        --          61,697
                                                          ---------      ----------
Stockholders' Equity
  Class A common stock, no par value: authorized
     20,000,000 shares, issued and outstanding
     6,630,091 at April 30, 2001 and
     5,942,903 at July 31, 2000                          11,001,345      10,018,873
  Class A warrants: issued and outstanding 3,686,000
     warrants                                               108,750         108,750
  Accumulated deficit                                    (7,070,455)     (5,586,041)
                                                        ------------    ------------
     Total stockholders' equity                           4,039,640       4,541,582
                                                        ------------    ------------
  Total liabilities and stockholders' equity           $  4,777,514    $  5,159,563
                                                        ============    ============

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
--------------------------------------------------------------------------------

                                                        For the Nine Months Ended   For the Three Months Ended
                                                                 April 31                   April 31
                                                           2001            2000         2001         2000
                                                       -----------    -----------    ---------    ---------
Net sales                                              $ 1,462,586    $ 1,574,840    $ 701,146    $ 357,845
Cost of sales                                              894,457        809,301      469,940      234,249
                                                       -----------    -----------    ---------    ---------
Gross profit                                               568,129        765,539      231,206      123,596
                                                       -----------    -----------    ---------    ---------
Selling expenses                                           483,605        406,377      206,439      147,947
General and administrative expenses                      1,340,438      1,219,429      391,300      612,652
Research and development                                   268,203         84,496      185,400       40,380
                                                       -----------    -----------    ---------    ---------
Total operating costs                                    2,092,246      1,710,302      783,139      800,979
                                                       -----------    -----------    ---------    ---------
Operating income (loss)                                 (1,524,117)      (944,763)    (551,933)    (677,383)
                                                       -----------    -----------    ---------    ---------
Other income and (expense):
Interest income                                             25,930          4,218        2,768        1,714
                                                       -----------    -----------    ---------    ---------
Total other income (expense)                                25,930          4,218        2,768        1,714
                                                       -----------    -----------    ---------    ---------
Income (loss) before income taxes, minority
  Interest in subsidiary operations and
  change in accounting principle                        (1,498,187)      (940,545)    (549,165)    (675,669)

Federal and state income taxes                               1,200            600          800          200
                                                       -----------    -----------    ---------    ---------
Income (loss) before minority interest in subsidiary
  operations and change in accounting principle         (1,499,387)      (941,145)    (549,965)    (675,869)

Minority interest in subsidiary operations                  14,972         26,718           --       26,718
                                                       -----------    -----------    ---------    ---------
Net income (loss) before cumulative
  change in accounting principle                        (1,484,415)      (914,427)    (549,965)    (649,151)

Cumulative effect of change
  in accounting principle                                       --         79,896           --           --
                                                       -----------    -----------    ---------    ---------
Net income (loss)                                      $(1,484,415)   $  (834,531)   $(549,965)   $(649,151)
                                                       -----------    -----------    ---------    ---------

Net income (loss) per common share before change
  in accounting principle (basic)                      $     (0.24)   $     (0.17)   $   (0.09)   $   (0.12)
Cumulative effect of change
  in accounting principle                                       --           0.02           --           --
                                                       -----------    -----------    ---------    ---------
Net income (loss) per common share (basic)             $     (0.24)   $     (0.15)   $   (0.09)   $   (0.12)
                                                       -----------    -----------    ---------    ---------
Net income (loss) per common share before change
  in accounting principal (diluted)                    $     (0.24)   $     (0.16)   $   (0.09)   $   (0.12)
Cumulative effect of change
  in accounting principle                                       --           0.01           --           --
                                                       -----------    -----------    ---------    ---------
Net income (loss) per common share (diluted)           $     (0.24)   $     (0.15)   $   (0.09)   $   (0.12)
                                                       -----------    -----------    ---------    ---------


                                                  Nine Months
                                                     Ended         Year Ended
                                                   April 30         July 31
CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICITS      2001             2000
--------------------------------------------------------------------------------

Balance, beginning of period                   $ (5,586,041)    $ (3,840,610)


Net income (loss)                                (1,484,415)      (1,745,431)
                                                 -----------      -----------

Balance, end of period                         $ (7,070,455)    $ (5,586,041)
                                               =============    =============

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                                           For the Nine Months Ended
                                                                                    April 30
                                                                              2001            2000
                                                                         -------------   -------------

Cash flows from operating activities
  Net income (loss)                                                        $(1,484,415)   $  (834,531)

  Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization                                                               63,577             --
     Depreciation                                                              143,602        115,324
     Minority interest in subsidiary operations                                (61,697)        75,082
  Changes in assets and liabilities:
     (Increase) decrease in restricted cash                                    204,887          4,613
     (Increase) decrease in accounts receivable                                  2,961       (223,938)
     (Increase) decrease in notes receivable                                   (66,183)       122,877
     (Increase) decrease in prepaid expense                                     (5,830)         7,758
     (Increase) decrease in inventory                                          (27,473)       (22,075)
     (Increase) decrease in deposits                                             4,956         (6,508)
     (Increase) decrease in patent and licenses                               (669,811)      (150,465)
     (Increase) decrease in deferred acquisition costs                         202,542             --
     (Increase) decrease in goodwill                                             5,900          6,750
     (Increase) decrease in intangible assets                                    6,750        (49,525)
      Increase (decrease) in accounts payable                                  171,300       (272,987)
      Increase (decrease) in accrued liabilities                                20,883         12,641
                                                                            ----------     ----------
        Net cash provided (used) by operating
            activities                                                      (1,488,051)    (1,214,984)
                                                                            ----------     ----------
Cash flows from investing activities
  Purchase of property, plant and equipment                                    (85,058)      (316,852)
                                                                            ----------     ----------
        Net cash (used) in investing activities                                (85,058)      (316,852)
                                                                            ----------     ----------
Cash flows from financing activities
  Increase (decrease) in notes payable                                         (10,592)      (185,656)
  Proceeds from sale of common stock                                           982,471      3,108,655
                                                                            ----------     ----------
        Net cash provided by financing activities                              971,879      2,922,999
                                                                            ----------     ----------
        Net increase (decrease) in cash and cash
            equivalents                                                       (601,230)     1,391,163

Cash at beginning of period                                                  1,121,316         22,056
                                                                            ----------     ----------
Cash at end of period                                                      $   520,086    $ 1,413,219
                                                                           ===========    ===========
Supplemental disclosures of cash flow information
  Cash paid for interest paid                                              $    11,100    $    65,286
  Cash paid for taxes paid                                                 $     1,200    $       600
  Noncash investing and financing activities:
  Value of shares issued in exchange for Nutripure.com minority interest   $   550,011    $        --
                                                                           ===========    ===========

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

Note 2.   Stock Dividend and Share Exchange
          In December 1999, Innovative Medical Services formed a wholly owned subsidiary, Nutripure.com, to capitalize on internet commerce opportunities focusing on health and wellness. In January 2000, Innovative Medical Services declared a dividend in kind of Nutripure.com common stock as the Company began the process to spin off Nutripure.com as a separate public company. The record date and distribution date were to be set following completion of the registration of Nutripure.com as a reporting issuer with the Securities and Exchange Commission. Following the announcement of the dividend, however, adverse market conditions for solely internet-based ventures eroded Management's confidence in the viability of a public market for Nutripure.com common stock. Therefore, the Board amended its declaration of a Nutripure.com dividend to a dividend of Innovative Medical Services' common stock and the Company purchased the minority interest in Nutripure.com through an exchange of shares. The Company retains Nutripure.com as an operating division of Innovative Medical Services in order to minimize the substantial administrative expense associated with launching and operating a public company.

          On October 24, 2001, the Company issued 183,337 shares of common stock valued at $550,011 ($3.00 per share) in exchange of 1,100,000 shares of Nutripure.com stock representing the remaining minority interest outstanding shares of Nutripure.com. Management of Nutripure.com did not exchange shares. Shares held by Management were eliminated by a reverse split, effective March 16, 2001.

          On October 26, 2000, Innovative Medical Services announced that the Board of Directors voted to declare a dividend in kind of Innovative Medical Services' common stock. This common stock dividend was declared and distributed in lieu of the previously announced dividend of Nutripure.com shares. The Company distributed one share of Innovative Medical Services' common stock for every fifty shares held of record on November 6, 2000, with fractional shares rounded up to the nearest whole share, for a total of 121,961 shares.

Note 3.   Acquisitions
          In November 2000, Innovative Medical Services acquired 100% of the stock of ETIH2O, Inc., a Florida corporation, for 56,381 shares of IMS stock valued at $140,953 ($2.50 per share). The transaction was recorded using the purchase method of accounting. The assets acquired and liabilities assumed are as follows:

             Assets:
                    Notes Receivable                          $ 33,655
                    Inventories                                 32,077
                    Equipment                                   16,932
                    Licensing & Distribution Rights            118,324
                                                               -------
                     Total Assets                              200,988
             Liabilities:
                    Notes Payable - IMS                         60,035
                                                                ------
             Equity                                          $ 140,953
                                                             =========

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

          The Company merged ETIH2O with a newly formed Nevada corporation of similar name and dissolved the Florida corporation. ETI-H2O, a privately held technology corporation, developed Axenohl is responsible for processing, and production of Axenohl and Axen. ETI-H2O is also responsible for all supervision of all research, studies, data and quality control of the Axenohl/Axen product line.

          During the quarter, the Company completed the purchase of the entire right, title and interest in and to specific patent-pending boric acid pesticide technologies and all rights, title and interest in and to all patents, for approximately $160,000 plus a royalty structure based upon revenues. RoachX is a safe pesticide technology containing a familiar active ingredient, boric acid, bound to a masking agent and combined with an attractant fragrance and proteins in a colloidal suspension. The patent-pending time-released formulation protects the boric acid from dissolving in water and maintains the integrity of the pesticide to obtain maximum killing effect.

Note 4.   Common Stock
          In addition to the common stock issued, described in Notes 2 and 3, the Company completed the following private placements during the nine months ended April 30, 2001:

               1. A $250,000 private placement in October 2000 in which the Company issued 94,340 shares of common stock to six investors at $2.65 per Unit.

               2. A $250,002 private placement in January 2001 in which the Company issued 83,334 shares of common stock to six investors at $3.00 per Unit. Each Unit contained one share of common stock and a warrant to acquire an additional share of common stock for $4.00 per share up to January 28, 2003.

               3. A $225,000 private placement in April 2001 in which the Company issued 150,000 shares of common stock to four investors at $1.50 per Unit. As part of this registration the Company also issued $200,000 of convertible debentures at 10% interest due July 31, 2001. The holders of this debenture are entitled to convert all or any amount over $10,000 of principal face amount and accrued interest into Units each consisting of one share of Common Stock and a Common Stock Purchase Warrant. The conversion price for each Unit shall equal 80% of the average closing bid price for the five trading days immediately preceding the receipt of Notice of Conversion. The exercise price for the Warrant in each unit shall equal 120% of the average closing bid price for the five trading days immediately preceding the receipt of Notice of Conversion.

          The Company also received approximately $151,000 from the exercise of options during the nine-month period ending April 30, 2001.

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

During the first nine months of fiscal 2001, Innovative Medical Services created and launched the most comprehensive marketing program ever introduced to the water treatment industry. The program offers existing independent water treatment dealers a line of residential water softening and other point-of-use water treatment equipment for sale to the public under IMS' reputable "Pharmacist Recommended" Nutripure brand. In addition, the program provides complementary, industry-unique financing that extends credit to consumers for the purchase of water treatment equipment. The Company has partnered with MBNA and Automated Payment Services ("APS") to strengthen and streamline the financing program and administration of the Nutripure dealer program. Under the unique Nutripure program, independent water treatment dealers may now offer credit to all prospective customers because the Nutripure programs offers competitive, risk-based interest rates. In addition, through APS, dealers can obtain real-time processing and approval information online for their customers. The dealer base for the program grows steadily, and the Company expects revenues from the Nutripure dealer program to accelerate in the second half of the year.

In the third quarter, the Company announced that it has partnered with USFilter(R) to provide equipment to the Nutripure dealers. The Company believes that combining the unique Nutripure marketing and financing programs with USFilter's excellent products positions Innovative Medical Services to become a leader in the home water treatment industry. Also in the third quarter, Innovative Medical Services launched its first Nutripure Master Dealer.

Innovative Medical Services launched its second Nutripure Master Dealer on June 6, 2001. The June launch, like the May launch, included a 2-day training seminar for the sales people. The conversion to Nutripure included adopting the Nutripure "Pharmacist Recommended" logo and style on all buildings, collateral materials, vehicles and attire. Innovative Medical Services expects to add four additional master dealers in the coming quarter. The Company has been receiving purchase orders and shipping products to its master dealers since April and is on schedule to add four additional master dealers in the coming quarter.

Innovative Medical Services has obtained worldwide manufacturing and marketing rights for advanced silver ion technologies. Axenohl(TM)/Axen(TM) is a revolutionary antimicrobial technology that uses the biocidal properties of ionic silver to kill bacteria, viruses and fungi. Axenohl's broad effectiveness works to prevent and treat infection, and, unlike traditional disinfectants, Axenohl is non-toxic and environmentally friendly. Potential applications for products containing Axenohl include municipal and point-of-use/point-of-entry water treatment, food processing, personal disinfecting retail products, and commercial and retail hard surface disinfecting products. In addition, this technology may prove to be revolutionary in the healthcare market for treatment of disease, including human and animal infections and wounds, and for disinfecting applications in hospitals, clinics, surgical centers, dental offices and other medical and health related facilities.

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

In March 2001, the US Patent and Trademark Office issued US Patent Number 6,197,814 for Axenohl. Patent applications have been filed in more than 50 countries and regions, and the World Intellectual Property Organization published the Axenohl International Patent Application on April 22, 1999 under publication number WO 99/18790. The inventor of Axenohl is Mr. Andrew B. Arata, President of ETIH2O Corporation, and the registered patent assignee is NVID International, Inc. Innovative Medical Services entered into a sales, marketing, distribution and manufacturing agreement for particular geographic areas and particular market segments for Axenohl/Axen with NVID International on November 24, 1999. On March 26, 2000, Innovative Medical Services entered into a superseding contract with NVID and ETI-H2O, Inc. of Florida for exclusive, worldwide sales, marketing and distribution rights for Axenohl/Axen. The latter contract is the subject of pending litigation with NVID. (Please see Legal Proceedings.)

Regulatory approval is a threshold event for the Company's commercial launch of Axenohl and related products in the United States. Innovative Medical Services continues to contact the EPA and its Congressional liaison to the EPA on a weekly basis and expects to receive EPA approval as early as June 2001. Meanwhile, the Company has applied for regulatory approvals in several other countries. Axen(TM) is approved in Costa Rica for use as a water treatment chemical, hard surface disinfectant, and industrial disinfectant for direct food contact. (Axen(TM) is the trade name for the use dilution Axenohl solution.) Approval in Costa Rica for human and veterinary topical use is expected by the end of the year.

In the third quarter, Dodo & Company began purchasing product in preparation for the September launch of its new product line of acne-fighting cosmetics containing Axen as its active ingredient. The Company expects to continue to receive purchase orders from Dodo & Company. In May 2001, Innovative Medical Services began realizing revenues from sales of Axenohl to additional international customers.

During the quarter, the Company completed the acquisition of a revolutionary, safe pesticide technology. The EPA-approved RoachX(R) was the first product to launch from the line, and the Company has submitted for and anticipates EPA approval for AntX. RoachX is over 96% effective in three to four days with one application for indoor and outdoor eradication of cockroaches. The patent-pending time-released formulation protects the boric acid from dissolving in water and maintains the integrity of the pesticide to obtain maximum killing effect. The product line, containing particular formulas for specific pests, provides excellent results against cockroaches, ants, palmetto bugs, silverfish, waterbugs, ticks, fleas, lice and garden pests. RoachX is available through Vopak (formerly Van, Waters & Rogers) and members of the Speckoz group of nine regional independent wholesalers.

Innovative Medical Services believes that with RoachX, and AntX it is well positioned to capitalize on the recent federal restrictions on poisonous pesticides and the subsequent industry trend of eliminating spray pesticides and increasing the use of bait-style products like RoachX and AntX. RoachX is a safe bait that is 96-100% effective, as tested by the USDA. Many states, including California, New York and Florida, have legislated to eliminate pesticide spraying in public schools and move to 100% IPM (integrated pest management) practices, such as using baits. In addition to school districts, RoachX is currently being tested and test marketed by dozens of companies in the US and abroad and is also being tested by the US Navy aboard ships afloat as a safer and more effective alternative to traditional sprays and other baits that evaporate or emit fumes.

Also during the quarter, Innovative Medical Services announced the re-launch of its corporate website - www.IMSPURE.com(TM), and the launch of two new product websites - www.Axenohl.com(TM) and www.RoachX.com(TM). The dynamic, user-friendly websites link to each other and provide a complete overview of the company, its subsidiaries, products, executive management team, company news and stock information. The new websites also provide key technical data to Innovative Medical Services' current and prospective customers. Visitors to the sites may also go to www.Nutripure.com(R), the Innovative Medical Services e-commerce health products subsidiary. Nutripure.com provides consumers a wide variety of vitamins, minerals, nutritional supplements, homeopathic remedies and natural products. In addition to merchandise, the supersite offers comprehensive health and wellness information in an easy-to-access, intuitive reference format.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2001 VERSUS THREE MONTHS ENDED APRIL 30, 2000
During the quarter, the Company began to realize revenues from multiple product lines in its different divisions. In order to be more informative regarding distribution of revenues, discussion of revenues will be in terms of the Company's water treatment, silver ionization and pesticide divisions, rather than in terms of individual products. Total revenues of $701,100 in the third quarter ended April 30, 2001 were 96% higher than the $357,800 in revenues reported for the same quarter ended April 30, 2000. Water treatment division sales in the 2001 quarter were $667,300, which includes $140,200 in revenues from the new Nutripure water dealer program. Revenues from the silver ionization division in the quarter were $30,300. Revenues from the pesticide division were $3,500.

Gross profit in the most recent quarter was $231,200 versus $123,600 in the year-earlier quarter. The gross profit of 33% in 2001 remained relatively constant compared to the 35% gross profit in 2000.

Net loss for the quarter ended April 30, 2001 was $550,000 versus a loss of $649,200 for the same quarter in 2000. During the period General and Administrative expenses decreased 36% from $612,600 to $391,300. Research and Development costs increased 359% from $40,400 to $185,400. Selling and marketing expenses also increased over the prior period rising 40% from $148,000 to $206,400.

In addition to the ongoing expansion of the water dealer program, distribution of the Company's other products in the Water Treatment Division continues to grow. Fillmaster rollouts to Shaws and Kaiser Permanente are on schedule. Wal-Mart submits reorders on a regular basis for the Nutripure 2000 countertop water filtration systems stocked in over 350 of its highest volume stores, and the Company is now connected directly to Wal-Mart's ordering and inventory system via EDI (Electronic Data Interchange). CVS continues to purchase Fillmaster systems for its new and remodeled stores at a rate of at least 50 units per month and plans to continue the roll out through the end of the calendar year. Fillmaster and replacement filter sales to the Company's existing customers continues steadily. Nutripure Sport Bottle, Nutripure 2000 and Fillmaster are being tested in Canada, with initial placement in some Pharma Plus and Wal-Mart Canada Stores. Drug Trading, the eight largest wholesaler in North America, is now purchasing Fillmaster, Nutripure 2000 and Nutripure Sport Bottles for their member and associate stores, and Fillmaster, Nutripure 2000 and Nutripure Sport bottles are being sold through several other regional chains in the US and Canada. In addition to retail sales, the Company is conducting a successful direct mail program with Nutripure 2000 and the Nutripure Sport Bottle.

During the quarter, the Company launched its first Nutripure Master Dealer, and, subsequently, launched its second Master Dealer in June. Revenues from the program began in the third quarter, and continue to ramp up, with over $61,800 in sales since April 30, 2001, the end of the third quarter, and a backlog of orders for approximately $48,000.

In March 2001, Innovative Medical Services signed a five-year contract with Dodo & Company, a leading Korean cosmetics manufacturer and marketer to provide Axenohl. Dodo & Company will purchase approximately $1.2 million dollars of product from Innovative Medical Services over five years. In addition to the purchase price, Innovative Medical Services will receive a royalty on sales of the Axen-containing products. The Company anticipates that, over the five years, the revenues from Dodo & Company cosmetics royalties will exceed $5 Million. In the third quarter, Dodo & Company began purchasing product in April 2001 in preparation for the September launch of its new product line.

In May 2001, Innovative Medical Services began realizing revenues from sales of Axenohl to additional international customers. Revenues from Axenohl began in the second half of the third quarter, and continue to ramp up, with over $230,000 in sales since April 30, 2001, the end of the third quarter.

In January 2001, the Company announced its acquisition of a new, non-toxic pesticide technology. The acquisition was completed in April 2001 for approximately $160,000. RoachX is the first product to launch, and during the third quarter, the Company focused on gaining distribution to more than 40,000 commercial pest control companies through national wholesalers. The commercial industry provides larger dollar volume potential and select and controlled distribution. During the third quarter, the Company began receiving purchase orders and shipping RoachX to customers in the western regions of the United States. The national kickoff will take place at the National Pest Management Association meeting in New Orleans in October. Innovative Medical Services has taken an aggressive approach by introducing an incentive point program for wholesalers to accumulate points used to redeem top brand merchandise based upon purchases.

Revenues from RoachX began in the second half of the third quarter, and continue to ramp up, with over $23,000 in sales since the end of the third quarter. The Company expects revenues from sales of RoachX to accelerate in the coming quarter and have a very significant short and long-term impact on revenues and earnings.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2001 VERSUS NINE MONTHS ENDED APRIL 30, 2000
Revenues of $1,462,600 in the nine months ended April 30, 2001 were 7% lower than the $1,574,800 in revenues reported for the nine months ended April 30, 2000. The decrease was due to a decline in sales of Fillmaster pharmaceutical purification systems and filter replacements in the current nine-month period. Management believes the decline in Fillmaster revenues was due to multiple factors, including the fact that the market for pharmacy products is maturing in that there is a decreasing number of pharmacy chains that do not have water filtration products, and that the Company has sold systems to most major chains. The focus for further Fillmaster sales will be on incremental and upgrade sales to individual pharmacies within current chain accounts, although the Company is still actively pursuing Fillmaster sales to remaining chains. Management expects to close such volume sales to new chains in the coming year, and, as in prior years, those sales will result in spikes in Fillmaster revenues. The Company works to retain customers with its Customer Service Plan 2000, a multi-year service and warranty contract.

Water treatment division sales in the 2001 period were $1,428,800. Revenues from the silver ionization division in the period were $30,300. Revenues from the pesticide division were $3,500.

Gross profits for the nine months ended April 30, 2001 were $568,100 versus $765,500 in 2000. The gross profit of 39% in 2001 was lower versus the 49% gross profit in 2000. The decrease in gross profit percentage was due to fixed production and labor costs being applied to the lower sales volume for the period and to additional costs associated with the launch of the Company's new product lines.

Net loss for first nine months ended April 30, 2001 was $1,484,400 versus $834,500 for the same period last year. The decreased income was due to decreased sales and to an increase in Research and Development costs and General and Administrative expenses as the Company positions for anticipated rapid growth activity related to new ventures, including expanded distribution of the Nutripure line of water treatment systems, RoachX, and the new silver ion technologies. Research and Development costs increased $183,700 (217%) from $84,500 in the prior period to $268,200 in the current period. Selling and marketing expenses rose $77,200 (19%) from $406,400 to $483,600. General and Administrative expenses increased $121,000 (9%) from $1,219,400 in fiscal 2000 to $1,340,400 in fiscal 2001. $178,200 of these expenses were related to Nutripure.com, a wholly owned subsidiary. The Company believes it has created and maintains a robust website at a fraction of the cost of other stand alone e-commerce engines. Although sales to date from Nutripure.com are non-material, the Company has minimized costs related to the operation and promotion of Nutripure.com and has plans for strategic partnership and future promotion. The Company does not anticipate significant revenues from Nutripure.com until the coming fiscal year.

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

Throughout the nine-month period, Innovative Medical Services focused its resources on expanding the current and future scope of business and related growth potential. The Company's increased selling expenses and general and administrative expenses reflect the Company's transition from a niche market company that provides water purification equipment to pharmacies to an international company containing several divisions to manage new products and programs in consumer and commercial water treatment, direct-to-consumer e-commerce and retail distribution of multiple product lines.

LIQUIDITY AND CAPITAL RESOURCES
During the nine months ended April 30, 2001, the Company's current assets to liabilities ratio decreased from 5.02 to 2.83. Current assets decreased $709,300 from $2,794,400 to $2,084,800. The change in current assets during the nine months ended April 30, 2001 include a decrease of $601,200 in cash on hand and a decrease of $204,900 in restricted cash which was pledged against a line of credit that was paid off during the period. Accounts and notes receivable, inventories and prepaid expenses increased slightly during the recent nine months. Current liabilities rose $181,600 which was mainly a result of an increase in accounts payable. Notes payable decreased $210,600 as the Company paid off it's line of credit but increased $200,000 by the sale of convertible debentures described below.

Cash flows used from operations were $1,488,100 in the first nine months of fiscal year 2001. Cash flows used from operations were $1,213,000 for the same period in 2000. For those periods, cash flows used in investing activities included, respectively, $85,100 and $316,900 for the purchase of fixed assets. Cash flows from financing activities were $971,800 during the current period which included the following common stock transactions:

     1. A $250,000 private placement in October 2000 in which the Company issued 94,340 shares of common stock to six investors at $2.65 per Unit.
     2. A $250,002 private placement in January 2001 in which the Company issued 83,334 shares of common stock to six investors at $3.00 per Unit. Each Unit contained one share of common stock and a warrant to acquire an additional share of common stock for $4.00 per share up to January 28, 2003.
     3. A $225,000 private placement in April 2001 in which the Company issued 150,000 shares of common stock to four investors at $1.50 per Unit. As part of this registration the Company also issued $200,000 of convertible debentures at 10% interest due July 31, 2001. The holders of this debenture are entitled to convert all or any amount over $10,000 of principal face amount and accrued interest into Units each consisting of one share of Common Stock and a Common Stock Purchase Warrant. The conversion price for each Unit shall equal 80% of the average closing bid price for the five trading days immediately preceding the receipt of Notice of Conversion.
     4. In November 2000, Innovative Medical Services acquired 100% of the stock of ETIH2O, Inc., a Florida corporation, for approximately 56,400 shares of IMS stock valued at approximately $141,000. The transaction was recorded using the purchase method of accounting.
     5. In addition, approximately $151,000 was received from exercise of outstanding stock options.

In the prior nine month period cash flows from financing activities were $2,923,000 which included $2,596,500 received through private placements of IMS and Nutripure.com. The total decrease in cash and cash equivalents for the 2001 nine-month period was $220,100 as compared to an increase of $1,413,200 during the same period in 2000.

PART 2   OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS

There have been no developments in the case involving the Company and Zedburn Corporation et al in Circuit Court of Pinellas County, Florida as previously discussed. Rulings on motions are on appeal, and as of June 14, 2001, no rulings have been received.

The Company has filed an action against John Woodard, former Vice President of Sales, in Superior Court in the State of California in April 2000. The Company has alleged Mr. Woodard violated his non-competition/non-disclosure agreement. The Company is seeking monetary damages and injunctive relief.

The Company has also filed an action against Fresh Water Systems, Inc., Steven Norvell, Brian Folk and Eric Norvell in Superior Court in the State of California. The action was filed in August 2000. The Company alleges Fresh Water Systems and its officers and directors misappropriated trade secrets of the Company obtained from former employees of the Company, engaged in unfair competition in violation of the California Unfair Practices Act, tortious interference with contractual relations, tortious interference with prospective business advantage, fraud, trade libel and conspiracy. The Company is seeking monetary damages and injunctive relief.

The Company filed an action against Eckerd Corporation in Superior Court in the State of California in August 2000. The Company alleges Eckerd Corporation has not paid for Fillmaster products ordered by and shipped to Eckerd pharmacies. The Company seeks monetary damages not less than $170,000 plus interest and attorney's fees. In September 2000, the action was removed to the Federal Court for the Southern District of California. On March 5, 2001 Defendant's motion to "Dismiss for Lack of Personal Jurisdiction" was granted.. The Company filed an appeal on April 5, 2001. This matter is now before the United States Court of Appeals for the Ninth Circuit.

On April 12, 2001, NVID, International, Inc. filed a declaratory judgment action in the Circuit Court of Pinellas County, Florida against the Company and ETI-H2O, Inc. The lawsuit seeks a judicial declaration that the Manufacturing, Licensing and Distribution Agreement, dated March 26, 2000 between the Company, NVID, International, Inc. and ETI-H2O does not constitute a binding contract and seeks unspecified damages. The lawsuit does not challenge the binding effect of the Standard Manufacturing Agreements dated November 30, 1998 and September 17, 1999 between NVID, International, Inc. and ETI-H2O and the November 24, 1999 License Agreement between the Company and NVID, International, Inc.

On May 17, 2001, the Company and ETI-H2O removed NVID'S declaratory judgment action from Pinellas County Circuit Court to the United States District Court for the Middle District of Florida. The Company and ETI-H2O has filed a Motion To Dismiss, which is currently pending.

On May 7, 2001, the Company and EIT-H2O filed a separate action, a Petition to Compel Arbitration, in the United States District Court for the Southern District of California based on arbitration clauses contained in the March 26, 2000 and November 24, 1999 agreements. Contemporaneously with filing the Petition, the Company and ETI-H2O filed a demand for arbitration against NVID, International, Inc. with the American Arbitration Association ("AAA") in San Diego, California. NVID, International, Inc. has notified AAA that it objects to the arbitration demand. The Company's Petition to compel Arbitration is scheduled to be heard in July 2001.

ITEM 2.
CHANGES IN SECURITIES
In February 2001, the Company issued 20,000 shares of common stock to a single investor in settlement of a debt of ETI H2O, Inc.

With respect to these shares, the Company relied on Section 3(a)(10) of the Securities Act of 1933, as amended as the shares were a security issued in exchange for a bona fide outstanding claim where the terms and conditions of such issuance and exchange have been approved, after a hearing by a court of the United States.

In April 2001, the Company issued 150,000 shares of common stock in a private placement to four investors at $1.50 per Unit. In April, the Company also issued $200,000 of convertible debentures at 10% interest due July 31, 2001. The holders of this debenture are entitled to convert all or any amount over $10,000 of principal face amount and accrued interest into Units each consisting of one share of Common Stock and a Common Stock Purchase Warrant. The conversion price for each Unit shall equal 80% of the average closing bid price for the five trading days immediately preceding the receipt of Notice of Conversion. The exercise price of the Warrants shall equal 120% of the average closing bid price for the five trading days immediately preceding the receipt of Notice of Conversion.

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


ITEM 3.
DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5.
OTHER INFORMATION
Not applicable.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K
         (A)      EXHIBITS
                  EXHIBITS DESCRIPTION
                       11  Statement re: computation of per share earnings
(B)      REPORTS ON FORM 8-K
                  The Company filed a Report on Form 8-K on May 24, 2001 regarding the current IMS/ETI-H2O Manufacturing, Licensing and Distribution Agreement with NVID. The entire contract was filed as an exhibit.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         INNOVATIVE MEDICAL SERVICES
                         (Registrant)


                     By:  /s/ Michael L. Krall
                          -----------------------
                          Michael L. Krall, President/CEO



                     By:  /s/ Garu Brownell
                          -----------------------
                          Gary Brownell, Chief Financial Officer