Form 10KSB/A
period 2000-07-31
INNOVATIVE MEDICAL SERVICES
filed 2001-08-13
CIK 1006028

Form 10-KSB/A

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934
                     For the fiscal year ended July 31, 2000
                         Commission file number 0-21019

                           INNOVATIVE MEDICAL SERVICES
                           ---------------------------
             (Exact name of registrant as specified in its charter)

                    California                      33-0530289
          ------------------------------        -------------------
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

                                      None
                          ---------------------- -----
                                (Title of Class)

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant: Approximately $15,181,557 as of October 25, 2000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 5,982,728 shares of common stock as of October 25, 2000.

Documents incorporated by reference: Exhibits to Form SB-2 Registration
                                     Statement File # 33-00434
                                     Part III of this report is incorporated by reference from the Registrant's
                                     Proxy Statement to be filed on or before November 29, 2000.

Explanatory note on amendment

The Registrant has filed this Amendment in response to comments received from the staff of the U.S. Securities and Exchange Commission. The Amendment has revised the following sections:

    Description of Business
    Legal Proceedings
    Management's Discussion and Analysis of Financial Condition and
            Results of Operations
    Financial Statements
    Notes to Financial Statements
    Management
    Security Ownership of Management
    Executive Compensation
    Related Transactions
    Signatures
    Exhibits

PART I

ITEM 1.  DESCRIPTION OF BUSINESS
Company Overview

Innovative Medical Services (the Company) began as a provider of pharmaceutical water purification products. Although the Company's current revenues are still primarily from the pharmacy industry, the Company has expanded from its niche pharmacy market into other, broader markets with new products, including residential and commercial water filtration systems, health and wellness-related retail merchandise, e-commerce products, and silver ion bioscience technologies.


The Fillmaster(R) pharmaceutical water purification, dispensing and measuring products include the Pharmapure(R) water purification system, the FMD 550 dispenser, the patented Fillmaster 1000e computerized dispenser and the patented Scanmaster(TM) bar code reader. The Company also markets proprietary NSF certified replacement filters for the Fillmaster Systems.

The Company's Nutripure(R) line of water treatment and filtration systems includes the Nutripure 3000S-Series whole-house water softening systems, the Nutripure Elite reverse osmosis point-of-use systems, the Nutripure 2000 countertop water filtration system and the Nutripure Sport filtered sport bottle.

The Company distributes its various Nutripure products in several ways, including retail sales, catalogue placement, business-to-business sales, internet promotion and in-home sales presentations.

The Company, through its subsidiary Nutripure.com(R), operates an e-commerce health website, Nutripure.com(R), distributes Bergen Brunswig products which provides consumers a wide variety of vitamins, minerals, nutritional supplements, homeopathic remedies and natural products. In addition to merchandise, the site offers comprehensive health and wellness information in an easy-to-access, intuitive reference format.


Innovative Medical Services has obtained worldwide manufacturing and marketing rights for advanced silver ion technologies. . The EPA registration for use of Axenohl(TM) and Axen(TM) as hard surface disinfectants has been issued, and the Company plans to pursue additional EPA, USDA and FDA regulatory approvals for other applications Additional possible uses for this product include wound care, topical infection care, and personal disinfecting retail products, which may require FDA approvals as well as municipal water treatment, point-of-use/point-of-entry water treatment products, which may require additional EPA approvals.

Competition
Although the Innovative Medical Services has only one known competitor in its pharmaceutical water purification market, the Company faces very strong competition in the residential water treatment markets where many large, long-established competitors currently hold most of the market share and have the capital resources available to invest in large national marketing campaigns.. The market for Axenohl is highly competitive because the Company must work to displace traditional disinfecting technologies sold by well-known international industry leaders. The market is similar for RoachX. Although recent changes in EPA regulations may ease the Company's ability to enter the market, ongoing strong market presence of existing pesticide companies may make it difficult to compete. The online marketing arena is highly competitive, and with the Company's minimal promotion of Nutripure.com, revenues are not expected to be realized in the foreseeable future. The Company recognizes that innovative marketing methods are required in such competitive markets. The Company works to focus on the high quality and value price of its products in their markets.

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

Principal Products and Markets

WATER TREATMENT DIVISION

Pharmaceutical Water Treatment
Fillmaster(R) The Fillmaster dispensing apparatus, connected to the Pharmapure(R) reverse osmosis water filtration system, provides measured amounts of "Purified Water" as defined by the United States Pharmacopoeia, ("USP") for reconstitution of liquid oral antibiotics and certain other pharmacy applications. Pharmapure is a six-stage water purification unit featuring an electronic water purity testing module and an auxiliary faucet for dispensing purified water. Fillmaster is a calibrated volumetric measuring and dispensing apparatus. The entire system (the "Fillmaster System") integrates with the building's tap water plumbing and is closed and pressurized to prevent contamination.

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


This is a finite, niche market in which the Company's significant customers to date consist primarily of domestic retail chain pharmacies. There are approximately 72,000 pharmacies in the United States and Canada, with many thousands more worldwide. Water-mixed antibiotic prescriptions, for which the Fillmaster is primarily used, make up approximately 12.6% of a pharmacy's total prescriptions and approximately 20% of a pharmacy's gross profit. The Company has installed over 20,000 Fillmaster dispensers in pharmacies across the nation, including Wal-Mart, Walgreens, Albertson's/American Stores, Eckerd, Fred Meyer, Target, CVS, Kroger, Smith's Food and Drug, Longs Drugs, Rite-Aid, Drug Emporium, Fry's, Hi-School Pharmacies, H-E-B, Fleming, Giant and Snyders. Also included in the customer base are many United States Military Clinics, including Bethesda Naval Hospital; the Kaiser Foundation for Medical Care; the Mayo Clinic and several hundred Independent and Hospital Pharmacies.


Fillmaster(R) System Filters The Company also markets unique and proprietary NSF certified filter replacements for the Fillmaster's Pharmapure water purification system, which require changing at intervals of approximately 12 months or sooner as indicated by the purity testing module. The filter replacements represent a significant continuing source of revenues to the Company.

Customer Service Plan 2000(TM) Innovative Medical Services offers outstanding service to its pharmacy customers with its exclusive Customer Service Plan 2000 (CSP 2000). The CSP 2000 provides an unlimited warranty on all Innovative Medical Services pharmacy products, regardless of age or quantity; significant discounts on maintenance item costs; free software upgrades for the Fillmaster 1000e and Scanmaster; a secure web site that allows pharmacy customers to monitor history, scheduled maintenance and account status; automatic replacement filter shipments; and simplified, annual invoicing. Motivated by the cost savings and the extended warranty coverage, most of the Company's chain customers have entered into multi-year contracts for the CSP 2000.

Residential Water Treatment Products

Nutripure(R) 3000S Series Innovative Medical Services' Nutripure Water Dealer Program program offers existing independent water treatment dealers a line of residential water softening and other point-of-use water treatment equipment for sale to the public under IMS' Nutripure brand. In addition, the program provides complementary, industry-unique financing that extends credit to consumers for the purchase of water treatment equipment from participating dealers. The Company realizes revenues from both the sale of Nutripure equipment and the financing.

The Nutripure 3000S-Series whole-house water softening systems, like most water softening systems on the market, are typically professionally installed in a customer's basement or garage and require electricity. The Nutripure water softening systems, comprised of a resin tank, brine tank and controller, extract minerals from the water through an ion exchange process. Nutripure 3000 systems are often installed in conjunction with Nutripure Elite systems.

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


Nutripure(R) Elite The Nutripure Elite line of residential drinking water systems combines high-quality reverse osmosis technology with carbon filtration to improve the taste, smell, quality and safety of standard tap water. Reverse osmosis is a water treatment process that removes contaminants from water by using pressure to force the water molecules through a semi-permeable membrane. Carbon (also referred to as activated carbon) is a water treatment medium commonly used for dechlorination and for reducing trace and soluble materials from water. The Company believes its drinking water systems provide excellent reverse osmosis technology at a moderate price, and are therefore strong value purchases. Incorporating the same filtration technology as the Company's Fillmaster pharmaceutical water purification system, Nutripure Elite systems provide healthy, safe and great tasting drinking water.

The Nutripure Elite reverse osmosis filtration system is comprised of a storage tank, a faucet and a water filtration apparatus which includes a sediment filter, pre- and post-carbon filters and a reverse osmosis membrane. Nutripure Elite requires neither professional installation nor electricity to operate. The Nutripure Elite system filters to .001 micron and reduces heavy metals, chemicals and microorganisms, such as cryptosporidium and giardia, as well as reducing bad taste and odor from drinking water. A micron is measurement unit equal to one millionth of a meter. Micron measurements are applied to water filtration systems to indicate the particle size at which suspended solids larger than that size will be removed.


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

Nutripure(R) 2000 Innovative Medical Services entered the retail venue with its Nutripure 2000 Countertop Water Filtration System. Nutripure 2000, developed specifically for mass merchandising, offers excellent water filtration technology at competitive pricing through a unique marketing approach. Nutripure's professional one-micron, carbon microfilter reduces dirt, chemicals, lead and parasites to improve the taste, quality and safety of tap water. . The product has been tested by Spectrum Laboratories to meet or exceed ANSI/NSF Standard No. 53 Health Effects and ANSI/NSF Standard No. 42 Aesthetic Effects.

The Nutripure 2000 requires no assembly and mounts directly to a faucet.Nutripure 2000 features a 2,000-gallon capacity filter, an automatic bypass shutoff valve, an electronic monitor that reminds users when to change the filter, and an exclusive filter design that prevents leaking and contamination because water flows only through the completely sealed filter cartridge.

Innovative Medical Services distributes Nutripure 2000 through retail outlets and catalogues in the United States and Canada. In many cases, product placement is established through existing channels of distribution in retail chains that use Fillmaster equipment in their pharmacies.

Nutripure(R) 2000 Replacement Filters The Company also manufactures and markets replacement filters for the Nutripure 2000 water system. The Nutripure 2000 contains a 2,000-gallon filter that must be changed every year.


Nutripure(R) Sport Filtered Sport Bottle The Nutripure Filtered Sport Bottle, also offered as a private label or premium item, provides clean, great-tasting water for on-the-go consumers. The Nutripure Filtered Sport Bottle features a small carbon filter at the bottom end of the plastic straw so that, as the consumer drinks through the straw, the water is drawn up through the filter. An innovative alternative to buying expensive bottled water, Nutripure Sport filters an average of approximately 30 microns, reducing sediment and chlorine, and can be refilled 60 times before an inexpensive filter change is required. The Nutripure Sport program provides recurring revenue through sales of the replacement filter twin pack. Nutripure Sport Bottles offer excellent margins and high-impact merchandising, including hot colors and small-footprint shipper/floor displays.


RETAIL PRODUCTS DIVISION

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

Nutripure(R) Lancets Nutripure Lancets for diabetic glucose testing combine superior design technology and customer satisfaction with maximized margins. The 100-count box of sterile-tip, one-time use lancets provides retailers with ongoing profitability.

Nutripure(R) Antibacterial Hand Soap Nutripure Antibacterial Hand Soap is a hypoallergenic, all natural, gentle hand soap that provides excellent antibacterial protection in a luxurious formula containing goat's milk and coconut oil to smooth and soften dry skin. Available in attractive 8oz. pump dispenser bottles and 30 oz. refills, Nutripure Antibacterial Hand Soap provides superior quality and big profits compared to leading national brands.

Nutripure(R)Antibacterial Hand Sanitizer Nutripure Antibacterial Hand Sanitizer provides gentle, long-lasting protection from germs. Available in 4oz. and 8 oz. bottles, Nutripure Hand Sanitizer will maximize sales in the growing antibacterial personal products category.

E-COMMERCE DIVISION

Nutripure.com(R) The Company operates Nutripure.com, an e-commerce website providing consumers a wide variety of vitamins, minerals, nutritional supplements, homeopathic remedies and natural products. In addition to products, the website offers comprehensive health and wellness information in an easy-to-access, intuitive reference format. The website also presents the Nutripure 2000 water filtration system.

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

BIOSCIENCE DIVISION

Axenohl(TM) Innovative Medical Services obtained worldwide manufacturing and marketing rights to Axenohl and Axen(TM), advanced silver ion technologies. Axenohl is a patent-pending, non-toxic aqueous disinfectant. Based upon proprietary ionization stabilization technology, Axenohl does not include the use of traditional disinfectants such as quaternary ammonium salts, phenols, glutaraldehyde, chlorine or bromine compounds. Axenohl enhances the disinfection properties of halogens (chlorine) at reduced levels and is a cost effective, stand alone alternative to halogens in many markets where conventional disinfection methodologies are employed.

The Company obtained its worldwide manufacturing and marketing rights to Axen from NVID International, Inc., in a License Agreement dated November 24, 1999 and a Manufacturing, Licensing and Distribution Agreement dated March 26, 2000 which supersedes the November 1999 Agreement.

In November, 2000, the Company closed an acquisition agreement whereby it acquired all of the outstanding common stock of ETIH20, Inc., in exchange for 51,240 shares of its common stock and employment agreements with Andrew Arata and George Duren, the executive officers of ETIH2O, Inc.


The EPA registrations for Axen and Axenohl as hard surface disinfectants were granted in June of 2001. The Company plans to pursue FDA approval in the future, but no applications have been made to date. The Company is currently researching the FDA approval process and plans to hire an experienced FDA consultant to assist with the process. With EPA approval the potential uses of Axen could make dramatic improvement in retail hard surface disinfecting products as well as in disinfecting hard surfaces in hospital ERs, surgeries, laboratories, dental and medical offices. The Company has funded testing with the United Stated Department of Agriculture for use of Axenohl in poultry processing. The USDA reported that the testing was to be completed in June, and the Company is awaiting the final report that will document the testing results. Additional potential applications for this product include wound care, topical infection care, and personal disinfecting retail products, which may require FDA approvals as well as municipal water treatment, point-of-use/point-of-entry water treatment products, which may require additional EPA approvals..


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

Competition

Although the Innovative Medical Services has only one known competitor in its pharmaceutical water purification market, the Company faces very strong competition in the residential water treatment markets where many large, long-established competitors currently hold most of the market share and have the capital resources available to invest in large national marketing campaigns.. The market for Axenohl is highly competitive because the Company must work to displace traditional disinfecting technologies sold by well-known international industry leaders. The market is similar for RoachX. Although recent changes in EPA regulations may ease the Company's ability to enter the market, ongoing strong market presence of existing pesticide companies may make it difficult to compete. On June 8, 2000, the United States EPA reclassified the Dow Chemical product Dursban (also sold as Lorsban). Over 800 products containing the organophosphate pesticide chlorpyrifos are reclassified and now may only be sold in a significantly diluted form. Sales of original, stronger formulations of such products to retailers ended February 1, 2001, and retailers must remove the products from shelves by December 31, 2001. The current formulations are also banned for commercial and agriculture professionals as of December 31, 2000. Professional pest control companies must use a 100 to 1 diluted version of the current product strength and obtain a waiver of responsibility from the home or business owner. As of June 6, 2001, the product underwent a further 10 to 1 dilution, creating a 1000 to 1 diluted treatment. The online marketing arena is highly competitive, and with the Company's minimal promotion of Nutripure.com, revenues are not expected to be realized in the foreseeable future. The Company recognizes that innovative marketing methods are required in such competitive markets. The Company works to focus on the high quality and value price of its products in their markets.


Patents and Intellectual Property

Most of the components used by the Company are products patented by other companies, and all of those components are similar to other equipment available through multiple manufacturers. However, the Company owns patents on Medifier and the Fillmaster 1000e Electronic Dispenser and has a patent application pending for Roach X.

The Medifier patent, which expires in March 2010, protects a device for use as a magnifying implement which has a housing member designed to accommodate prescription bottles of various popular sizes therein in a fixed position. A longitudinally moveable magnifying lens slideably mounted in the housing member is utilized to magnify the print contained on an instruction label located on the side of the prescription bottle. Alternate embodiments allow different size medicine bottles to be alternately mounted in concentric fashion, or with the side of the medicine bottles facing the lens in a fixed position.

The Fillmaster 1000e patent expires in August 2017 and protects a method and apparatus for dispensing fluids in response to a user request for a specified amount of the fluid. A microprocessor opens and closes a fluid port for predetermined amounts of time to control the amount of fluid dispensed. The microprocessor monitors the elapsed time and the amount of fluid that has been dispensed since the last time the filter was serviced. In one preferred embodiment, the amount of fluid that is dispensed is measured by continuously monitoring the volume of fluid flowing through the apparatus. A pressure measurement device allows the microprocessor to monitor the fluid pressure. The microprocessor prevents fluid from being dispensed if the pressure is not within a predetermined range of tolerances. The fluid port is opened and closed by activating and deactivating a solenoid. A keypad allows the user to input the amount of fluid that is to be dispensed. A "Wait" period is imposed between the time that the user initiates the first stage and the time the user may initiate the second stage. The microprocessor does not open the fluid port if a "Failure" condition exists. An LCD is provided to display the amount of fluid that the user has requested. In an alternative embodiment, a bar code scanner or other input device allows the user to automatically input the amount of fluid that is to be dispensed.

A patent application for RoachX was filed in February 1998 to protect a nonaqueous form of insecticide consisting of a desiccant, preferably boric acid, with additional ingredients for binding, stability and target insect attraction.

The Company has licensed patented Axenohl/Axen silver ion technology from NVID International, Inc. The patent for Axenohl/Axen expires in March 2018 and protects a non-toxic environmentally friendly aqueous disinfectant for specific use as prevention against contamination by potentially pathogenic bacteria and virus. The aqueous disinfectant is formulated by electrolytically generating silver ions in water in combination with a citric acid. The aqueous disinfectant may include a suitable alcohol and/or a detergent.

The Company obtained its worldwide manufacturing and marketing rights to Axen/Axenohl from NVID International, Inc., in a License Agreement dated November 24, 1999 and a Manufacturing, Licensing and Distribution Agreement dated March 26, 2000 which supersedes the November 1999 Agreement.

The November 1999 license agreement granted the Company a three year marketing and distribution license for the following markets:

         Point of Use Market, defined as water purification and disinfectant systems for consumer and commercial use. Worldwide exclusive rights.

         Healthcare Market, defined as all water purification and disinfectant systems for hospitals, clinics, surgical centers, doctors' offices or other similar medical or health related facilities, including military medical and health facilities. Exclusive rights for Australia, North, Central and South America and non-exclusive rights for Costa Rica, Mexico and other world markets.

         Food Processing Market, defined as water purification and disinfectant systems for commercial human or animal food preparation or processing operations. Exclusive rights for Australia, North, Central and South America and non-exclusive rights for Costa Rica and other world markets.

         Dental Market, defined as water purification and disinfectant systems for use by dentists and oral surgeons. Worldwide exclusive rights.

The Company was obligated to begin paying a licensing fee of $70,000 to NVID at the rate of $10,000 per month one month after the Company begins selling Axenohl in the Point of Use or Healthcare Markets. As the Company had not begun sales in these markets prior to the superceding March 2000 agreement, payment of the licensing fee has not begun. The Company was also obligated to pay up to $20,000 to NVID and $50,000 to the third party laboratory conducting the EPA certification testing and $29,500 to the Department of Agriculture for a one year research and testing agreement. The Company has made these payments as well as funding all other testing expenses. The Company is also obligated to pay a royalty to NVID equal to fifteen percent of the manufactured cost of Axenohl sold pursuant to the agreement and up to twenty percent of any licensing fees the Company receives granting licenses to use Axenohl in the Food Processing Market. The agreement automatically renews for additional three year terms provided there have been no breaches of the agreement which have not been cured within thirty days of notice thereof.


The superseding March 2000 agreement was an agreement by and among the Company, NVID International, Inc. and ETIH2O, Inc. ETIH20, Inc. is the manufacturer of Axen/Axenohl. The agreement granted the Company an exclusive worldwide license to market and distribute Axen/Axenohl and all related products for all markets. This agreement also granted the Company the right to manufacture Axenohl in the event NVID was unable to deliver Axenohl to the Company. The agreement included the prior agreement obligations of the Company to begin paying a licensing fee of $70,000 to NVID at the rate of $10,000 per month one month after the Company begins selling Axenohl in the Point of Use or Healthcare Markets. The Company agreed to pay up to $70,000 to the third party laboratory conducting the EPA certification testing. The agreement also confirmed that the Company had paid NVID and ETIH2O approximately $80,000 which included the $29,500 which was to have been paid to the Department of Agriculture for a one year research and testing agreement. The Company originally agreed to pay the Department of Agriculture fee directly, but, subsequently, at the request of NVID, the Company paid NVID the $29,500 specifically designated for the Department of Agriculture research project. NVID acknowledged receipt of the $29,500 in the March 2000 contract. The agreement requires a royalty to NVID equal to fifteen percent of the manufactured cost of Axenohl sold pursuant to the agreement and up to fifty percent of any licensing fees the Company receives granting licenses to use Axenohl in all markets.

In November, 2000, the Company closed an acquisition agreement whereby it acquired all of the outstanding common stock of ETIH20, Inc., in exchange for 51,240 shares of its common stock and employment agreements with Andrew Arata and George Duren, the executive officers of ETIH2O, Inc. The primary objective of the ETIH2O purchase was to acquire the testing data, manufacturing rights and capacity to Axenohl held by ETIH2O and to maintain and assure product availability and quality.


Manufacturing
The Fillmaster and Nutripure water systems are assembled primarily from custom manufactured components. It is the Company's goal to perform minor manufacturing in the Company's facility to minimize wages, equipment expense and insurance. No components of the systems have permanent or unequivocally restricted availability. Many manufacturers are available to produce the components, and a change in suppliers would result in virtually no lost production.

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

Employees
As of October 25, 2000, the Company employed thirty people, twenty-seven of whom are full-time individuals whose principal responsibilities are: product assembly and shipping (nine employees), sales, marketing and customer service (eight employees), research and development (six employees) and administration (seven employees). The Company chooses to outsource more expensive, specialized functions including public relations, graphic design and selected engineering projects.


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


ITEM 3.  LEGAL PROCEEDINGS
The following is an update of developments in the previously disclosed litigation involving the Company filed in the Circuit Court of Pinellas County, Florida by Zedburn Corporation, against the Company for breach of contract in October 1997. The breach of contract alleged was for payment of fees for Mr. David Reitz's and Mr. Steven Durland's services of arranging a public offering of the Company's common stock. The Company has filed counterclaims based upon the Racketeer Influenced and Corrupt Organization (RICO) Act against David Reitz, Zedburn Corporation, Capital Development Group, Steven Durland and other defendants. It is the Company's position that Mr. Reitz and others perpetrated a scheme to defraud the Company of cash fees and securities in connection with purported services of arranging a public offering of the Company's common stock. In October 1997, Mr. Reitz and Zedburn filed for protection under the Federal bankruptcy laws. In August 1998, Mr. Reitz voluntarily dismissed his bankruptcy and as a result thereof the Company has named Mr. Reitz as a defendant to its counterclaims.

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

The Company has filed an action against John Woodard, former Vice President of Sales, in Superior Court in the State of California in April 2000. The Company has alleged Mr. Woodard violated his non-competition/non-disclosure agreement and provided proprietary information, including information regarding the Company's Fillmaster line of products and Fillmaster customer base, to Fresh Water Systems, Inc. The Company has alleged the misappropriation of customer lists, equipment service and maintenance schedules, equipment data, business plans and research and development secrets. The Company is seeking monetary damages and injunctive relief.

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

                                     Fiscal 2000                                             Fiscal 1999
                  Quarter Ended               High           Low           Quarter Ended             High           Low
                  ------------------------- ---------- -- ----------       ----------------------- ---------- -- -----------
                  July 31, 2000             $1.969        $1.250           July 31, 1999           $2.406        $1.625
                  April 30, 2000            $4.188        $1.594           April 30, 1999          $2.313        $0.656
                  January 31, 2000          $6.875        $1.375           January 31, 1999        $4.750        $0.938
                  October 31, 1999          $4.188        $1.500           October 31, 1998        $1.219        $0.250

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

Results of Operations Fiscal 2000 vs. Fiscal 1999

Revenues of $1,661,500 in the fiscal year ended July 31, 2000 were 51% lower than the $3,380,000 in revenues reported for the fiscal year ended July 31, 1999. Fillmaster Purification System sales in the year ended July 31, 2000 were $1,242,900 and replacement filter sales were $383,000. In the prior year, Fillmaster Purification System sales were $2,320,000 and replacement filter sales were $889,000. Sales of the Fillmaster Purification System decreased 46% over the prior period. Sales of filters decreased 57% in fiscal 2000. In fiscal year 2000, sales from other product lines were non-material. Management believes the decline in Fillmaster revenues is due to multiple factors, including the fact that the market for pharmacy products is maturing in that there is a decreasing number of pharmacy chains that do not have water filtration products, and that the Company has sold systems to most major chains. In addition, the Company is facing its first significant competitor in the pharmacy industry, FreshWater Systems. The competitor's impact on the market has affected the volume of filter replacement sales of the Company. The focus for further Fillmaster sales will be on incremental and upgrade sales to individual pharmacies within current chain accounts, although the Company is still actively pursuing Fillmaster sales to remaining chains. Management expects to close such volume sales to new chains in the coming year, and, as in prior years, those sales will result in spikes in Fillmaster revenues. The Company works to retain customers with its Customer Service Plan 2000, a multi-year service and warranty contract (please see "Principal Products and Markets"). The Customer Service Plan contracts range in duration from one to four years and have little effect on financial results. Although the Company realizes a slightly lower margin from sales of filters under the plan, the increased volume of filter sales under the plan makes up that difference.


The Company also experienced a substantial turnover in sales personnel during fiscal 2000. Sales projected by the departed personnel were not realized, and the Company subsequently established its current sales department of highly qualified and experienced sales people. In addition, Management believes a former Vice President of Sales misappropriated trade secrets and revealed them to a competitor, and that Fillmaster sales were significantly impacted by these unfair business practices (please see "Legal Proceedings"). In the last quarter of fiscal 2000, the Company began to implement a superior competitive strategy of multi-year customer service contracts and cross-marketing programs with retail products.

Gross profits for the year ended July 31, 2000 were $564,000 versus $1,936,700 in 1999. Gross profit percentage of 34% in 2000 was lower versus 57% in 1999. The decrease in gross profit percentage was largely due to fixed production and labor costs being applied to the lower sales volume for the year.

Net loss for the year ended July 31, 2000 was $1,745,400 versus net income of $260,700 for the same period in 1999. The decreased income was due to decreased sales as outlined above and to an increase in General and Administrative expenses as the Company positions for expansion into new markets with new products (Please refer to "Principal Products and Markets" and "Future Outlook" sections.) General and Administrative expenses increased $535,200 from $1,178,100 in fiscal 1999 to $1,713,300 in fiscal 2000. $200,500 of these expenses were related to Nutripure.com. $225,000 is allowance for doubtful accounts, of which $175,000 is due from Eckerd Corporation. The Company is actively seeking recovery, including taking legal action. The Company is recognizing approximately $80,000 in gain from change in accounting principal as required by a recent accounting pronouncement arising from retroactively capitalizing part of the cost of website development. Although sales decreased significantly during the year, selling expense increased approximately $250,000 as a result of the Company's recognition of market saturation and competition in the pharmacy market and its subsequent efforts to transition to a multi-dimensional company. The increased selling expenses included development of marketing materials, hiring of additional sales personnel, trade shows and product launches.

Liquidity and Capital Resources Fiscal 2000 vs. 1999

From inception through July 31, 2000, the Company has financed its operations primarily through its initial public offering in August of 1996, by a subsequent private placement in March of 2000 and by other smaller private placement stock sales. The Company has operated without long-term debt and has no plans to obtain long-term financing in the next twelve months. Management believes that sales from its new product lines will not provide sufficient capital resources to sustain operations and fund product development until fiscal year 2001/2002. In the short term, the Company expects to raise capital through equity sales as necessary to fund future growth until it operates above the break-even point. The Company continually evaluates opportunities to sell additional equity or debt securities, or obtain credit facilities from lenders to strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders.


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

ITEM 7 FINANCIAL STATEMENTS


                              MILLER AND MCCOLLOM
                          CERTIFIED PUBLIC ACCOUNTANTS



                          INDEPENDENT AUDITORS' REPORT




Board of Directors
Innovative Medical Services, Inc.


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


Previously published financial statements have been restated to recognize the impairment on certain intangible assets as described in Note 1.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovative Medical Services, Inc. at July 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted account principles.



/s/ MILLER AND MCCOLLOM
-----------------------
MILLER AND MCCOLLOM, CPAs
Lakewood, Colorado
September 20, 2000, except for Notes 1, 10, 14, 15 and 16 which are as of July 9, 2001.


    2170 South Parker Road Suite 270 - Denver Colorado 80231 - 303 745-2217 -
                                FAX 303 745-2265

                               Steven Holland, CPA
                       3914 Murphy Canyon Rd., Ste. A126
                               San Diego CA 92123
                               Phone 619-279-1640
                                Fax 619-279-9221




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



Steve Holland
Certified Public Accountant

San Diego, California
October 25, 1999

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------

                                                                           July 31
ASSETS                                                             2000             1999
                                                                 Restated
                                                                 (Note 16)
                                                               ----------------------------
Current Assets
     Cash and cash equivalents                                   $ 1,121,316    $   22,056
     Restricted cash                                                 204,887       205,574
     Accounts receivable, net of allowance for doubtful
          accounts of $ 225,000 at July 31, 2000
          and $50,000 at July 31, 1999                               411,322       790,166
     Due from officers and employees                                 226,729       339,524
     Inventories                                                     796,136       719,972
     Prepaid expenses                                                 33,975        37,078
                                                                     -------        ------

          Total current assets                                     2,794,365     2,114,370
                                                                  ----------     ---------

Property, Plant and Equipment
     Property, plant and equipment                                 1,056,252       805,523
                                                                  ----------       -------

          Total property, plant and equipment                      1,056,252       805,523
                                                                  ----------       -------

Noncurrent Assets
     Deposits                                                         14,083         6,575
     Patents and license                                             300,910       425,550
     Goodwill                                                              -       256,422
     Other intangible assets                                               -       353,250
     Deferred acquisition costs                                      202,542        53,851
                                                                    --------        ------

          Total noncurrent assets                                    517,536     1,095,648
                                                                  ----------     ---------

     Total assets                                               $  4,368,152   $ 4,015,541
                                                                ============   ===========

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
     Accounts payable                                           $    308,812   $   594,948
     Accrued liabilities                                              36,880        43,068
     Notes payable                                                   210,592       446,067
                                                                    --------       -------

          Total current liabilities                                  556,284     1,084,083
                                                                    --------     ---------

Minority interest payable                                             61,697             -
                                                                     -------       -------

Stockholders' Equity
     Class A common stock, no par value: authorized
          20,000,000 shares, issued and outstanding
           5,942,903 at July 31, 2000 and
           4,392,242 at July 31, 1999                             10,018,873     6,663,318
     Class A warrants: issued and outstanding 3,687,500
          warrants                                                   108,750       108,750
     Accumulated deficit                                          (6,377,452)   (3,840,610)
                                                                  -----------  -----------

          Total stockholders' equity                               3,750,171     2,931,458
                                                                  ----------     ---------

     Total liabilities and stockholders' equity                 $  4,368,152   $ 4,015,541
                                                                ============   ===========


CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------

                                                             For the Years Ended
                                                                    July 31
                                                            2000           1999
                                                          Restated
                                                          (Note 16)
                                                         -----------    -----------
Net sales                                                $ 1,661,462    $ 3,379,984
Cost of sales                                              1,097,419      1,443,307
                                                          ----------      ---------

Gross profit                                                 564,043      1,936,677
                                                            --------      ---------

Selling expenses                                             595,142        356,611
General and administrative expenses                        1,639,347      1,108,537
Research and development                                     114,756        157,049
Impairment of long lived assets                              791,411              -
                                                            --------        -------

Total operating costs                                      3,140,657      1,622,197
                                                          ----------      ---------
Operating income (loss)                                   (2,576,614)       314,480
                                                          -----------       -------

Other income and (expense):
Interest income                                               34,763         16,631
Interest expense                                             (73,990)       (69,591)
Loss on abandoned assets                                     (40,200)             -
                                                             --------        ------

Total other income (expense)                                 (79,427)       (52,960)
                                                              -------        ------

Income (loss) before income taxes, minority
     Interest in subsidiary operations and
     change in accounting principle                       (2,656,041)       261,520

Federal and state income taxes                                   800            800
                                                                ----            ---

Income (loss) before minority interest in subsidiary
     operations and change in accounting principle        (2,656,841)       260,720

Minority interest in subsidiary operations                    40,103              -
                                                             -------        -------

Net income (loss) before cumulative
     change in accounting principle                       (2,616,738)       260,720

Cumulative effect of change
     in accounting principle                                  79,896              -
                                                             -------        -------

Net income (loss)                                       $ (2,536,842)    $  260,720
                                                        =============    ==========


Net income (loss) per common share before change
     in accounting principle (basic)                           (0.52)          0.06
Cumulative effect of change
     in accounting principle                                    0.02              -
                                                               -----          -----
Net income (loss) per common share (basic)                   $ (0.50)       $  0.06
                                                             ========       =======

Net income (loss) per common share before change
     in accounting principal (diluted)                         (0.52)          0.04
Cumulative effect of change
     in accounting principle                                    0.01              -
                                                               -----          -----
Net income (loss) per common share (diluted)                 $ (0.51)       $  0.04
                                                             ========       =======


CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICITS


Balance, beginning of period                            $ (3,840,610)  $ (4,101,330)

Net income (loss)                                         (2,536,842)       260,720
                                                          -----------      --------

Balance, end of period                                  $ (6,377,452)  $ (3,840,610)
                                                        =============  =============


CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------

                                                                        For the Years Ended
                                                                             July 31
                                                                      2000              1999
                                                                    Restated
                                                                    (Note 16)
                                                                   -------------    -----------
Cash flows from operating activities
       Net income (loss)                                           $ (2,536,842)     $ 260,720

       Adjustments to reconcile net income to net cash
       provided by operating activities:
           Amortization                                                  52,546         11,650
           Depreciation                                                 159,624        144,075
           Minority interest in subsidiary operations                    61,697              -
           Impairment of long li assets                                 791,411              -
           Loss on sale of assets                                        40,200              -
       Changes in assets and liabilities:
           (Increase) decrease in restricted cash                           687            655
           (Increase) decrease in accounts receivable                   378,843       (513,547)
           (Increase) decrease in due from officers and employees       112,795       (232,606)
           (Increase) decrease in prepaid expense                         3,103        (25,522)
           (Increase) decrease in inventory                             (76,163)      (301,189)
           (Increase) decrease in deposits                               (7,508)         7,500
           Increase (decrease) in accounts payable                     (286,136)        74,971
           Increase (decrease) in accrued liabilities                    (6,188)        (3,992)
                                                                     ----------      ---------

                Net cash provided (used) by operating
                      activities                                     (1,311,932)      (577,285)
                                                                     ----------     ----------

Cash flows from investing activities
       Purchase of property, plant and equipment                       (503,100)      (124,808)
       Purchase of patent and licenses                                  (57,099)       (12,783)
       Deferred acquisition costs                                      (148,691)             -
                                                                      ---------     ----------

                Net cash (used) in investing activities                (708,890)      (137,591)
                                                                      ---------     ----------

Cash flows from financing activities
       Proceeds from debt obligations                                   275,436        250,058
       Payments on debt obligations                                    (510,910)       (98,977)
       Proceeds from sale of common stock                             3,355,555        537,601
                                                                     ----------     ----------

                Net cash provided by financing activities             3,120,081        688,682
                                                                     ----------     ----------

                Net increase (decrease) in cash and cash
                      equivalents                                     1,099,260        (26,194)

Cash at beginning of period                                              22,056         48,250
                                                                     ----------     ----------

Cash at end of period                                             $   1,121,316      $  22,056
                                                                  =============      =========
Supplemental disclosures of cash flow information
   Interest paid                                                  $      73,990      $  69,591
   Taxes paid                                                     $         800      $     800
   Noncash investing and financing activities:
      Acquisition of subsidiary - purchase price paid in
       prior period                                                               $  1,091,393


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


         In October of 1998, the Company purchased the assets of Export Company of America, Inc. (EXCOA), a privately held Fort Lauderdale, Florida-based distributor of disposable medical, dental and veterinary supplies. The major asset of this company was its 45% interest in Ampromed Comercio Importacao E Exportacao Ltda (AMPROMED), a Rio de Janeiro-based import company that sells medical, dental and veterinary supplies and water filtration products to practitioners, retail outlets and government agencies. The Company acquired the remaining 55% interest in AMPROMED from a private individual. To facilitate this transaction the Company has formed EXCOA Nevada, a 100% owned subsidiary of Innovative Medical Services. This company was incorporated in Nevada. A 99% interest in AMPROMED will be held by EXCOA Nevada, with the remaining 1% of AMPROMED being owned by Innovative Medical Services. These business combinations were accounted for using the purchase method. The Company incurred $1,091,393 of acquisition costs for these two entities all of which was paid in cash. The majority of the purchase price was advanced to the previous owners in fiscal year 1998 and recorded as deferred acquisition costs until the purchase was concluded. The assets acquired and liabilities assumed are as follows:


        Assets:
           Accounts Receivable                      $        32,500
           Inventory                                         58,217
           Fixed Assets                                      49,083
           Customer List                                    360,000
           Licenses                                         354,961
           Goodwill                                         261,322
                                                    ---------------
               Total Assets                               1,116,083
        Liabilities
           Accounts Payable                                  24,690
                                                    ----------------
        Equity                                      $     1,091,393
                                                    ===============



         The above listed goodwill of $261,322 and customer list of $360,000 were being amortized over a period of forty (40) years. The licenses are being amortized over fifteen (15) years. The value of these assets and the amortization periods were reassessed at July 31, 2000 and adjusted as described in footnote 16.


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

         Basis of Presentation and Principles of Consolidation
         The accompanying financial statements include the consolidated accounts of Innovative Medical Services and its subsidiaries. All inter-company balances and transactions have been eliminated.


         Previously published financial statements have been restated to write down certain intangible assets by $791,411. The net loss for the year ended July 31, 2000 increased to $2,536,842 from $1,745,430 that was previously reported. An explanation of the detail of the adjustment is included in Note 16.



         Revenue Recognition
         Generally, the company recognizes income based upon concluded arrangements with customers and all events have occurred by delivery or performance. Certain income is recognized upon shipment where the sale is made f.o.b. shipping point. Customer acceptance provisions and installation procedures accompanying delivery are minor in nature, and the Company has not experienced any material expense in satisfying customer satisfaction. Revenue is recognized on sales to dealers and to pharmacists as shipped, since the Company does not sell to third party customers of the dealers and pharmacies. Software upgrades are provided free to customers resulting from implants included in products which they purchase. In a minor amount of e-commerce business conducted to date, sales are recorded on a gross basis resulting from credit card sales, the Company does not charge the customer until the product is shipped and the Company has been billed.

         The Company began its program of providing financing to independent dealers in fiscal year ending July 31, 2001. Currently the financing is for equipment of other manufacturers and not the Company's products. The Company receives funds from its primary lender and disperses the funds to the dealer, less a commission charged by the Company, upon completion of the contract. The Company records a liability when the funds are received and relief of liability when funds are dispersed. The Company is recording only the commissions earned as revenues.

         Software Development Costs
         The Company capitalizes software development costs incurred to develop certain assets in accordance with Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Certain costs of computer software developed or obtained for internal use are capitalized and amortized on a straight-line basis over the estimated useful life of the software . Costs for general and administrative, overhead, maintenance and training, are expensed as incurred. To date $207,707 of costs related to the Nutripure.com website have been capitalized under SOP 98-1 and are being amortized over a period of 3 years.

         Stock-Based Compensation

         The Company follows FASB Statement No. 123, 'Accounting for Stock-Based Compensation' ('FAS 123'). The provisions of FAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, 'Accounting for Stock Issued to Employees' ('APB 25') but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option plans (Note 10). For awards that generate compensation expense as defined under APB 25, the Company calculates the amount of expenses and recognizes the expense over the vesting period of the award.


         In March 2000, the FASB issued FASB Interpretation No. 44, 'Accounting for Certain Transactions involving Stock Compensation' ('FIN 44'), which contains rules designed to clarify the application of APB 25. FIN 44 became effective on July 1, 2000 at which time the Company adopted it. The impact of the adoption of FIN 44 was not material to the earnings or financial position of the Company.

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

            Computers and equipment                 7.0 years
            Furniture and fixtures                 10.0 years
            Website                                 3.0 years
            Vehicle                                 5.0 years to 7.0 years

         Leasehold improvements are being depreciated over the life of the lease, which is equal to 120 months.

         Depreciation is computed on the Modified Accelerated Cost Recovery System for tax purposes.

         Amortization
         Goodwill and customer list were being amortized on the straight-line basis over 40 years for the year ending July 31, 1999 (see note 16). The cost of patents acquired are being amortized on a straight-line basis over the remaining lives of 17 years. Licenses which include the Ampromed Limitada and the right of Nutripure to distribute and disseminate certain information through it's website are being amortized on a straight line basis over periods ranging from 15 to 20 years. Website development costs are being amortized on the straight-line basis over 3 years.

         Amortization expense for the years ended July 31, 2000 and July 31, 1999 was $52,546 and $11,650, respectively.

         Long-Lived Assets

         In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the carrying value of intangible assets and other long-lived assets will be reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. The Company has recognized impairment of the assets purchased with the Ampromed acquisition and has reassessed the value of certain assets as described in footnote 16. Should there be additional impairment in the future, the Company will measure the amount of the impairment based on undiscounted expected future cash flows from the impaired assets. The cash flow estimates that will be used will contain management's best estimates, using appropriate and customary assumptions and projections at the time.

         Inventory Cost Method
         Inventories are stated at the lower of cost or market determined by the Average Cost method and net realizable value. Inventories at July 31 consisted of:

                                                  2000                 1999
                                               ------------        -------------
                Finished Goods              $      108,528         $   212,335
                Work in Progress                   180,198             108,770
                Raw Materials                      494,743             398,867
                                               ------------        -------------
                                            $      783,469         $   719,972
                                               ------------        -------------

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

         Advertising and Promotional Costs
         Cost of advertising and promotion are expensed as incurred or at the first-time advertising and promotion takes place. Such costs were $197,908 and $101,063 for the years ended July 31, 2000 and July 31, 1999, respectively.

         Deferred Public Offering Cost
         The company had incurred $376,695 of costs as of July 31, 1996 related to an initial public offering. Those costs were deferred, pending completion of the offering. After the completion of the offering, the total of the public offering costs $1,436,807 was reclassified to shareholders' equity.

         Deferred Acquisition Costs
         During the process of evaluating certain companies for acquisition, the Company expended $133,573 and $49,391 in fiscal years ended July 31, 2000 and July 31, 1999, respectively. These costs were capitalized and will be reclassified if the acquisitions are successful as a cost of the investment or expensed in the future if the acquisitions are not successful. During fiscal year ended July 31, 1999, the company completed the acquisition of Export Company of America, Inc. (EXCOA) and reclassified $1,051,493 of the July 31, 1998 balance of deferred acquisition costs and $39,900 of the July 31, 1999 fiscal year end expenditures to investment in that purchase.

         Net Income (Loss) Per Common Share
         The Company adopted FASB Statement No. 128, Earnings Per Share ("SFAS 128"), which is effective for periods ending after December 15, 1997. Entities that have only common stock outstanding are required to present basic earnings per share amounts. All other entities are required to present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations.

         As required by SFAS 128, earnings per share is computed based upon the weighted average common shares outstanding for the year.

         Following is a reconciliation of the weighted average number of shares actually outstanding with the number of shares used in the computations of loss per common share:

                                                                         For the Years Ended
                                                                   July 31, 2000      July 31, 1999
                                                                ------------------    -----------------
             Shares outstanding                                      5,942,903           4,392,242

             Weighted average number of shares
                actually outstanding
                                                                     5,056,141           4,148,879
             Stock Options                                           1,214,309           1,417,969
             Warrants                                                1,798,125           1,798,125
                                                                     ---------           ---------
                  Total weighted average shares                      8,068,575           7,364,973
                                                                     ---------           ---------
             Net income (loss) before cumulative
                  Change in accounting principle                   $(2,616,738)         $  260,720

             Cumulative change in accounting principle                  79,896                   -
                                                                  ------------          ----------
             Net income (loss)                                    $(2,536,842)          $  260,720
                                                                  ============          ==========
             Basic net earnings (loss) per share
                  Net income (loss) per common share
                   before change in accounting principle             $   (0.52)           $   0.06
                  Cumulative effect of change in
                 accounting principle                                     0.02                   -
                                                                  ------------           ---------

                   Net income (loss) per common share                $  (0.50)            $   0.06
                                                                     =========           =========

               Diluted net earnings (loss) per share
                  Net income (loss) per common share
                   before change in accounting principle             $   (0.52)           $   0.04
                  Cumulative effect of change in
                 accounting principle                                     0.01                   -
                                                                     ---------            --------

                   Net income (loss) per common share                $   (0.51)           $   0.04
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

         Recent Accounting Pronouncements
         In June of 1998, the FASB issued Statement of Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters to all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this standard to have a material impact on its results of operation, financial position, or cash flows as the Company currently does not engage in any derivative or hedging activities.

         Income Taxes

         The current provisions for income taxes of $800 for fiscal years ended July 31, 1999 and July 31, 2000 is the minimum franchise tax paid to the State of California regardless of income or loss.


         At July 31, 2000, the Company has financial, federal, and California tax net operating loss carryforwards of approximately $ 5,589,000, and $ 5,071,000, and $2,374,000, respectively. At July 31, 1999, the
         Company has financial, federal, and California tax net operating loss carryforwards of approximately $ 3,844,000. $3,771,000, and $1,899,000, respectively. The difference between the financial reporting and the federal tax loss carryforward is primarily due to accrued expenses and valuation allowances reported in the financials but not deductible for tax purposes. The difference between federal and California tax loss carryforwards is primarily due to the fifty percent limitation on California loss carryforwards. The federal tax loss carryforwards will begin expiring in the fiscal year ended July 31, 2011, unless previously utilized and will completely expire in fiscal year ended July 31, 2020. The California tax loss carryforwards will begin expiring in fiscal year ended July 31, 2001, unless previously utilized and will completely expire in fiscal year ended July 31. 2010.

         The Company adopted Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, beginning in fiscal year ended July 31, 1993. The adoption had no impact on 1993 results. In accordance with this new standard, the Company has recorded total deferred tax assets of $ 1,180,000 and $ 899,000 for the fiscal years ended July 31, 2000 and 1999, respectively. Realization of these deferred tax assets, which relate to operating loss carryforwards and timing differences, is dependant on future earnings. The timing and amount of future earnings are uncertain and therefore, the valuation allowance had been established. The increase in the valuation allowance on the deferred tax asset during the fiscal year ended July 31, 2000 was $ 281,000.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:


                                                                 July 31         July 31
                                                                   2000           1999
                                                                   ----           ----
           Net operating loss carryforward                    $ 1,107,000      $ 888,000
           Depreciation and amortization                                0          2,000
           Accrued expenses and calculation allowances             71,000          8,000
           Other                                                    2,000          1,000
                                                                    -----          -----
           Total deferred tax assets                            1,180,000        899,000

           Valuation allowance for deferred tax assets         (1,180,000)      (899,000)
                                                               -----------     ---------
           Net deferred tax assets                             $        0      $       0
                                                               ===========     ==========


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

Note 4. Due from Officers and Employees


         At July 31, 2000, notes receivable of $162,793 represents amounts due from officers and $30,417 represents amounts due from employees. At July 31, 1999, notes receivable of $153,578 represents amounts due from officers and $185,946 represent amounts due from employees. Due from officers at July 31, 2000 consisted of a loan to the president of $117,339 and a loan to the chief financial officer of $45,454 due and payable at July 31, 2001. These were renewals and increases of prior year notes to $110,697 and $42,881, respectively, that were due at July 31, 2000. All notes receivable are due and payable within one year. The carrying value of the notes, based on the terms at which those same loans would be made currently, approximate their fair value. All notes in excess of $10,000 have interest accrued at 6%


Note 5. Property, Plant and Equipment

        The following is a summary of property, plant, and equipment - at cost, less accumulated depreciation:

                                            July 31, 2000       July 31, 1999
                                           ---------------   -----------------

          Computers and equipment          $      927,257      $      719,410

          Furniture and fixtures                  100,630             107,431

          Website                                 182,166                   -

          Vehicle                                  50,985              52,670

          Leasehold improvements                  304,623             322,805
                                            -------------        ------------
                                                1,565,661           1,202,316

          Less: accumulated depreciation
                   and amortization               535,159             396,793
                                            -------------        ------------

                   Total                    $   1,030,502        $    805,523
                                            -------------        ------------

         Depreciation expense charged to general and administrative expense for the years ended July 31, 2000 and 1999 was $159,624 and $144,075, respectively.

Note 6. Debt

         The details relating to debt are as follows:

                                                        July 31, 2000        July 31, 1999
                                                     -----------------     ----------------

           Line of Credit Community 1st Bank
           $200,000 line of credit, interest
           at 8.35% Due and payable
           February 25, 2001 Secured by
           certificate of deposit of $205,574
                                                     $        196,009         $     196,009

           Line of Credit Flagship Capital, Inc.
           for financing of accounts payable,
           interest at 9% payable at $15,823
           monthly beginning March 17, 2000.                   14,583                    -

                                                         ------------         ------------

           Total notes payable                                210,592              446,067

           Current maturities of notes payable
           included in current liabilities                    210,592              446,067
                                                         ------------         ------------

           Total long term debt                          $          -         $          -
                                                         ------------         ------------

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

         The rental expense recorded in general and administrative expenses for the years ended July 31, 2000 and July 31, 1999 was $98,835 and $78,393, respectively. Future minimum rental payments required for each of the 5 succeeding years assuming exercise of the option are as follows:

                        Year Ended July 31           Amount

                               2001                 $102,804
                               2002                 $106,916
                               2003                 $111,192
                               2004                 $115,640
                               2005                 $120,266

Note 8. Capital Stock

         The following schedule summarizes the change in capital stock:


                                      Common            Common
                                      Stock             Stock         A Warrants        A Warrants      Z Warrants
                                      Shares              $             Issued               $            Issued
                                   -------------    ---------------  -------------      ------------   -------------

         Balance, July 31, 1997       3,532,851         $5,566,124      3,687,500          $108,750         785,000

         Stock issued for services
                                        383,500            559,594              -                 -               -
                                         -------            -------   -------------      -------------   -----------
         Balance, July 31, 1998       3,916,351          6,125,718      3,687,500           108,750         785,000

         Sale of stock                  233,125            189,375              -                 -               -

         Private placement              242,766            348,225              -                 -               -
                                        -------            -------   -------------      -------------     ----------

         Balance, July 31, 1999       4,392,242          6,663,318      3,687,500          $108,750         785,000

         Sale of stock                  783,250            759,055              -                 -               -

         Private placement              767,411          2,596,500              -                 -               -
                                        -------          ---------   -------------      -------------     ----------

         Balance, July 31, 2000       5,942,903        $10,018,873      3,687,500          $108,750         785,000
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

         The Company estimates a fair value method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
         123). In accordance with SFAS 123, the Company has chosen to continue to account for employee stock-based compensation utilizing the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

         Also, in accordance with SFAS 123, the Company has provided footnote disclosure with respect to stock-based employee compensation. The cost of stock-based employee compensation is measured at the grant date based on the value of the award and is recognized over the service period. The value of the stock based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

         The Company accounts for non-employee stock based compensation by establishing a fair value for stock options granted. Compensation cost is measured as the excess, if any, of the fair value of the Company's stock over the amount the non-employee must pay to acquire the stock and is recognized over the anticipated service period.

         The effect of applying FAS 123 on the years ended July 31, 2000 and 1999 pro forma net income (loss) as stated below is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under FAS 123, the Company's net loss in the years ended July 31, 2000 and 1999 would have been approximately $3,292,510 and $133,682 or $(0.66) per share and $(0.02) per share, respectively, on a diluted basis. The fair value of the options granted during the years ended July 31, 2000 and 1999 are estimated at $1.84 per share and $0.72 per share, respectively, on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants in 2000 and 1999; no dividend yield, volatility of 1.24% and 1.80%, respectively; a risk-free interest rate of 5.50% and 5.25%, respectively and an expected life of 1.2 year from date of vesting. A summary of stock option activity is as follows:

                                                              Weighted-Average
                                       Number of Shares        Exercise Price

        Balance at July 31, 1998             1,731,875        $      1.14

        Granted                                 80,000               .081

        Exercised                            (188,125)               .076

        Forfeited                              (8,750)               1.00
                                               -------
        Balance at July 31, 1999             1,615,000               1.17
        Granted                              1,246,540               1.81

        Exercised                            (781,750)               1.18

        Forfeited                             (44,250)               1.34
                                              --------
        Balance at July 31, 2000            2,035,540                1.55
                                            ==========



                                                              Outstanding                            Exercisable
                                   Number        Weighted Average    Weighted Average                           Weighted
        Range of                   Shares              Life              Exercise            Number             Average
        Exercise Prices         Outstanding         (in years)            Price            Exercisable           Price
        ---------------         -----------         ----------            -----            -----------           -----

               $0.56               235,000              2.9               $ 0.56              235,000       $    0.56
               $1.00               406,875              2.7               $ 1.00              406,875       $    1.00
          $1.31 to $1.50           215,000              4.2               $ 1.41              215,000       $    1.41
          $1.63 to $1.90           335,000              4.1               $ 1.73              175,000       $    1.81
          $2.00 to $2.50           320,000              2.1               $ 2.20              320,000       $    2.20
          $2.93 to $3.25           523,665              4.6               $ 2.96              492,415       $    2.93
                             --------------             ---               ------        --------------     ----------
                                2,035,540              3.51               $ 1.81           1,844,290        $    1.79
                             =============             ====               ======        =============      ==========

Note 11. Pension Plan

         The Company participates in a Small SEP program under which the employer makes contributions to a SEP, which includes a salary reduction arrangement (SARSEP). Employees who participate in the SARSEP may elect to have the employer: (a) make contributions to the SEP on their behalf, or (b) pay them cash. A salary reduction arrangement may be used only in years in which the SEP meets requirements that the IRS may impose to ensure distribution of excess contributions. Annual contributions of an employer under a SEP are excluded from the participant's gross income. No employer contributions were made during the fiscal years ending July 31, 1999 and July 31, 2000.

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


Note 14. Business Segment and Sales Concentrations

         The Company operates in a single operating segment and is engaged in the development, manufacturing and marketing of water purification and dispensing equipment and related filter sales to independent pharmacies and large chain drug stores. Although the Company has expanded from its niche pharmacy market into other, broader markets with new products, including residential and commercial water filtration systems, health and wellness-related retail merchandise, e-commerce products, and silver ion bioscience technologies, at the July 31, 2000 revenues from these future segments were not material to the consolidated financial statements and no disaggregated information was reviewed.


         Significant customers consisted primarily of domestic retail chain pharmacies. Sales concentration to major chain stores were approximately $1,348,400 and $607,700, respectively, for the years ended July 31, 1999 and 2000. No customer accounted for more than 10% of consolidated sales in 1999 or 2000. Export sales were $13,500 in fiscal year 1999 and $65,800 in fiscal year 2000.

Note 15. Interim Adjustments
         During the fourth quarter ending July 31, 2000, certain adjustment was made which changed the amount of sales for the three months. Prior to the adjustment, sales were $152,074 and was reduced by an adjustment of $65,826 resulting from a change in a customer contract which had not been accounted for according to the changes made in the contract. Also adjustments were made to cost of sales during the fourth quarter increasing cost of sales by $115,368 and $63,237. The former adjustment was to correct a credit to cost of sales made earlier in the year which should have been to made to general and administrative expenses. The latter adjustment of $65,826 resulted from a write-down of year-end inventory,

Note 16.  Write Down of Impaired Assets

         Ampromed was purchased in October 1998 to enable the Company to take advantage of the lucrative markets for medical and dental supplies in Brazil and other South American countries and to later introduce and distribute its water purification products to these markets. Since the acquisition the economic conditions in the region have declined and implementation of the project has been delayed. The Company made its last sale in the region in October of 1999 and in May of 2000 terminated its lease in Rio de Janeiro and did not replenish the Ampromed inventory. The Company no longer has immediate plans to import medical and dental supplies into Brazil but believes, however, that Ampromed is a vital part of its plan to market and sell "Axenohl", RoachX and the Nutripure line of water treatment products. The Company believes there is considerable value in owning a Brazilian Limitada but has reassessed the value of the goodwill the customer list it purchased. Statement of Financial Accounting Standards No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of) requires an entity to review long-lived assets and identifiable intangible assets when, among other factors, there is a change in the extent or manner in which an asset is to be used or when there is a significant change in the business climate that could affect the value of an asset. The statement requires an entity estimate the future cash flows expected to result from the use of the asset and to recognize an impairment loss when the sum of the future cash flows is less than the carrying amount of the asset. Because of the unique nature of the products to be introduced, the Company does not believe it has enough quantifiable historical information to reliably predict future cash flows from this operation. For this reason the Company believes the Goodwill and Customer List assets should be written off, and the value of the Limitada license to do business in Brazil should be written down to what it would cost to acquire in today's market. This is estimated to be approximately $150,000 which will be amortized over its expected useful life of 15 years. The total charge to income for this restatement is $791,411 in the year ended July 31, 2000.



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



PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and directors of the Company and their ages are as follows:

         Name                       Age      Position
-------------------------      -----------  ------------------------------------

         Michael L. Krall           48      President, CEO, Chairman, Director
         Gary Brownell, CPA         52      Treasurer CFO, Director
         Donna Singer               30      Executive Vice President, Director
         Dennis Atchley, Esq.       48      Secretary
         Eugene Peiser, PD          69      Director
         Patrick Galuska            41      Director
         Dennis Brovarone           44      Director

         The Directors serve until their successors are elected by the shareholders. Vacancies on the Board of Directors may be filled by appointment of the majority of the continuing directors. The executive officers serve at the discretion of the Board of Directors except as subject to the employment agreement with Mr. Krall.

BUSINESS EXPERIENCE
DENNIS B. ATCHLEY, ESQ. Mr. Atchley is the Secretary of Innovative Medical Services and currently practices as a sole practitioner in Carlsbad, California handling corporate and business related litigation matters. A 1973 graduate of Loyola Marymount University in Los Angeles and a 1976 graduate of California Western School of Law in San Diego, California, Mr. Atchley is a member of the California Bar, the San Diego County Bar Association, and the Association of Business Trial Lawyers.

DENNIS BROVARONE Mr. Brovarone has been practicing corporate and securities law since 1986 and as a solo practitioner since 1990. He was elected to the Company's Board of Directors in April 1996. From December 1997 to April 2000, Mr. Brovarone has served as the President and Chairman of the Board of Directors of Ethika Corporation, a publicly held, Mississippi corporation investment holding company with its office in Littletons, Colorado. From January 1995 to March 1998 Mr. Brovarone served as President (Chairman) of the Board of Directors of The Community Involved Charter School, a four year old K-12 public school located in Lakewood, Colorado, operating under an independent charter and serving approximately 350 students in an individualized, experiential learning environment. Prior to 1990, Mr. Brovarone served as in-house counsel to R.B. Marich, Inc., a Denver, Colorado based brokerage firm. Mr. Brovarone lives and works in Littleton, Colorado.

GARY W. BROWNELL Mr. Brownell is a Certified Public Accountant in a private partnership practice. He is the partner in charge of taxes and municipal audits for his firm. Mr. Brownell graduated from San Diego State University in 1973 with a Bachelor of Science degree in accounting. He received his Certified Public Accountant designation in 1983. Mr. Brownell has been a partner in Brownell and Duffy since 1985.

PATRICK GALUSKA Mr. Galuska is a consulting petroleum engineer in Denver, Colorado. His practice focuses mainly on the acquisition and exploitation of underdeveloped oil and gas assets in the Rocky Mountain area. He is a Registered Professional Engineer and is a member of the Society of Petroleum Engineers. Mr. Galuska earned his BS degree in petroleum engineering from the University of Wyoming and received his MBA degree in Finance from the University of Denver. Mr. Galuska resides in Littleton, Colorado with his wife and two children.

MICHAEL L. KRALL Mr. Krall is the President, CEO and Chairman of the Board of Directors of Innovative Medical Services, a position he has held since 1993. He is responsible for the strategic planning, product development, and day-to-day operations of IMS. Previously, Mr. Krall was the President and CEO of Bettis-Krall Construction, Inc. a successful building-development company of custom homes and commercial property in San Diego County, California. He has also held numerous positions in general management in the hospitality industry. Mr. Krall attended Pepperdine University (economics, statistics mechanical engineering). He previously served 4 years in the United States Marine Corps and was elected, by general election, to a 4 year term on the Valle de Oro Planning Board. Mr. Krall lives in El Cajon, California with his wife, Connie and two children.

EUGENE S. PEISER, DOCTOR OF PHARMACY Dr. Peiser has been an independent consultant to FDA regulated industries since 1974 and a Member of the Board of Innovative Medical Services since 1994. He graduated from the University of Tennessee College of Pharmacy with a Bachelor of Science in Pharmacy in 1951 and has received his Doctorate of Pharmacy. Dr. Peiser's consultancy advises on a wide variety of subjects, including compliance with the Prescription Drug Marketing Act and other government compliance matters, employee training and drug repackaging. Dr. Peiser furnishes expert witness services and has provides approved Pharmaceutical Continuing Education to several thousand attendees at his seminars. Dr. Peiser is a Founding Director of the Association of Drug Repackagers; is appointed as a Registered Arbitrator by the American Registry of Arbitrators; serves as a member of the Surgeon General's Speakers Bureau; and is President of the Southwest Chapter of the Association of Military Surgeons. Dr. Peiser lives and works in Palm Harbor, FL.

DONNA SINGER Ms. Singer is the Executive Vice President of Innovative Medical Services. From 1996-1998 Ms. Singer served as Vice President of Operations for the Company. Ms. Singer is responsible for company operations, corporate communications, investor relations, marketing and sales. Previously, Ms. Singer served as the investor relations executive at Western Garnet International, a Toronto Stock Exchange mining company. Ms. Singer graduated from Gonzaga University with a Bachelor of Arts degree in English and lives in El Cajon, California.

Committees: Meetings of the Board
The Company has a Compensation/Administration Committee and an Audit Committee. The Compensation/Administration Committee and the Audit Committee were formed in 1995. Messrs. Brovarone, Galuska and Peiser comprise the Compensation/Administration Committee and Messrs. Brownell, Galuska and Peiser, are the Audit Committee. The Compensation/Administration Committee recommends to the Board the compensation of executive officers and will serve as the Administrative Committee for the Company's Stock Option Plans. The Audit Committee serves as a liaison between the Board and the Company's auditor. The Compensation/Administration Committee met once during the fiscal year ended July 31, 2000, and the Audit Committee met once during the fiscal year ended July 31, 2000.

The Company's Board of Directors held six meetings during the fiscal year ended July 31, 2000, at which time all the then Directors were present or consented in writing to the action taken at such meetings. No incumbent Director attended fewer than 100% of said meetings.

Compliance with Section 16(a) of Securities Exchange Act of 1934
To the Company's knowledge, during the fiscal year ended July 31, 2000, the Company's Directors and Officers complied with all applicable Section 16(a) filing requirements. This statement is based solely on a review of the copies of such reports furnished to the Company by its Directors and Officers and their written representations that such reports accurately reflect all reportable transactions.

Family Relationships
There is no family relationship between any Director, executive or person nominated or chosen by the Company to become a Director or executive officer.

Transactions with Management
The Company did not enter into any transactions with Management during the fiscal year ended July 31, 2000.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table
The following table shows for the fiscal year ending July 31, 2000, the compensation awarded or paid by the Company to its Chief Executive Officer and any of the executive officers of the Company whose total salary and bonus exceeded $100,000 during such year (The "Named Executive Officers"):

-------------------------------------------------------------------------------------------------------
                           SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------
                                                                |  Long Term Compensation
                                                                |
 ------------------------------------------------------------------------------------------------------
                                  |      Annual Compensation    |   Awards    |         Payouts
                                  |                             |             |
--------------------------------------------------------------------------------------------------------
                                  |       Salary   Other Annual |  Securities   |
   Name and Principle Position    | Year    ($)    Compensation |  Underlying   | All Other Compensation
                                  |                   n($)      |  Option (#)   |           ($)
--------------------------------------------------------------------------------------------------------
  Michael L. Krall President/CEO  | 2000   144,000         0    |  50,000 Common|            0
--------------------------------------------------------------------------------------------------------
  Michael L. Krall President/CEO  | 1999   144,000         0    | 190,000 Common|            0
--------------------------------------------------------------------------------------------------------
  Michael L. Krall President/CEO  | 1998   144,000         0    | 200,000 Common|            0
--------------------------------------------------------------------------------------------------------

No other executive officer earned more than $100,000 during the current fiscal year.

-------------------------------------------------------------------------------------------------
                        Option Grants in Last Fiscal Year
-------------------------------------------------------------------------------------------------
                                Individual Grants
-------------------------------------------------------------------------------------------------
       Name          Number of
                   Common Shares
                    Underlying
                  Options Granted    % of Total Options Granted to   Exercise Price   Expiration
                        (#)             Employees in Fiscal Year         ($/Sh)          Date
-------------------------------------------------------------------------------------------------
  Michael L. Krall
  President/CEO       50,000                     6.7                      1.90         11/16/04
-------------------------------------------------------------------------------------------------

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option/Values The following table sets forth the number and value of the unexercised options held by each of the Named Executive Officers at July 31, 2000.

--------------------------------------------------------------------------------------------------------------------
     Aggregate Option Exercises in Last Fiscal Year and FY-End Option Values
--------------------------------------------------------------------------------------------------------------------
                          Shares        Value        Number of Securities Underlying     Value of Unexercised In-the
                       Acquired on   Realized at    Unexercised Options at FY-End (#)    Money Options at FY-End ($)
          Name         Exercise (#)   FY-End ($)        Exercisable/Unexercisable         Exercisable/Unexercisable
--------------------------------------------------------------------------------------------------------------------
  Michael L. Krall        50,000       135,000                431,250 Common              767,400/Exercisable (1)
  President/CEO                                              Shares/Exercisable
--------------------------------------------------------------------------------------------------------------------

(1) Option value based on the difference between the exercise price of unexercised options and the average closing price of $2.70 for the 30 trading days ending July 31, 2000.

Employment Agreements and Executive Compensation
In April 1996, the Board of Directors approved a five-year employment agreement for Michael Krall, its President. Mr. Krall receives a salary of $144,000 per year, an amount equal to 3% of the Company's net income before taxes if any plus other benefits. The Board of Directors have extended Mr. Krall's employment agreement on identical terms for an additional year.

Compensation of Directors
Directors are entitled to receive $300 plus reimbursement for all out-of-pocket expenses incurred for attendance at Board of Directors meetings.

Other Arrangements
DIRECTORS AND OFFICERS STOCK OPTION PLAN: On April 17, 1996, the Company's Board of Directors approved a Directors and Officers Stock Option Plan. The purpose of the Plan is to advance the business and development of the Company and its shareholders by affording to the Directors and Officers of the Company who are ineligible to participate in the above Incentive Stock Option Plan, the opportunity to acquire a propriety interest in the Company by the grant of Options to acquire shares of the Company's common stock. The Plan is administered by the entire Board of Directors. The Plan became effective on April 17, 1996 by the Board of Directors, was not subject to Shareholder approval and shall terminate on April 17, 2006. Subject to anti-dilution provisions, the Plan may issue Options to acquire up to 1,000,000 shares to Directors and Officers. The maximum number of shares subject to Options granted to any one Director or Officer shall not exceed 200,000 shares in any 12-month period. The exercise price for Options shall be set by the Board of Directors but shall not be for less than eighty-five (85%) of the fair market value per share on the date of grant. The period in which Options can be exercised shall be set by the Board of Directors not to exceed five years from the date of Grant. The Plan may be terminated, modified or amended by the Board of Directors.

THE INNOVATIVE MEDICAL SERVICES 1998 DIRECTORS AND OFFICERS STOCK OPTION PLAN On December 19, 1998, the Company's Shareholders Approved the Amended Innovative Medical Services 1998 Officers and Directors Stock Option Plan. The purpose of the Plan is to advance the business and development of the Company and its shareholders by affording to the Directors and Officers of the Company the opportunity to acquire a propriety interest in the Company by the grant of Options to acquire shares of the Company's common stock.

The Options granted are not "Incentive Stock Options" within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended. The issuance of such non-qualified options pursuant to this Plan is not expected to be a taxable event for recipient until such time that the recipient elects to exercise the option whereupon the recipient is expected to recognize income to the extent the market price of the shares exceeds the exercise price of the option on the date of exercise.

The Plan is administered by an Administrative Committee whom shall serve a one year term. The Administrative Committee is composed of the Board's Compensation/Administration Committee. Subject to anti-dilution provisions, the Plan may issue Options to acquire up to 2,000,000 shares to Directors and Officers. The exercise price for Options shall be set by the Administrative Committee but shall not be for less than the fair market value of the shares on the date the Option is granted. Fair market value shall mean the average of the closing price for ten consecutive trading days at which the Stock is listed in the NASDAQ quotation system ending on the day prior to the date an Option is granted. The period in which Options can be exercised shall be set by the Administrative Committee not to exceed five years from the date of Grant. Options granted to new executive officers or directors shall vest one year from date of appointment or election. Shares issuable under options granted to continuing officers or directors are immediately exercisable and vest upon exercise. The maximum number of shares subject to Options granted to any on Director of Officer shall not exceed 200,000 shares in any 12-month period.

The Executive Officers and Directors of the Company are eligible to participate in the Plan. The Administrative Committee has granted the present Executive Officers and Directors an option to purchase 100,000 shares of common stock at $1.00 per share. The Administrative Committee shall grant to individuals newly appointed as Executive Officers or as Directors, an option to purchase 100,000 shares of common stock at fair market value. Upon each subsequent anniversary thereof, each such Officer and Director will receive an option to purchase 50,000 shares of common stock at fair market value. The plan also gives the Administrative Committee discretion to award additional options. The aggregate number and kind of shares within the Plan and the rights under outstanding Options granted hereunder, both as to the number of shares and Option price, will be adjusted accordingly in the event of a reverse split in the outstanding shares of the Common Stock of the Company.

The Board may at any time terminate the plan. The approval of the majority of shareholders is required to increase the total number of shares subject to the plan, change the manner of determining the option price or to withdraw the administration of the plan from the Administrative Committee.

Termination of Employment and Change of Control Arrangement
There is no compensatory plan or arrangement with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with the Company, or from a change in the control of the Company.

ITEM 11.  Security Ownership of Certain Beneficial Owners and of Management
The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of June 30, 2001 by individual directors and executive officers and by all directors and executive officers of the Company as a group. Based upon a review of the Company's shareholders list as of June 30, 2001, there are no other registered holders of five percent or more of the Company's Common Stock. As of June 30, 2001 there were 6,785,799 shares outstanding.

    Name and Address of                                         Common Stock           Percentage of Shares
     Beneficial Owner                Title                       Ownership                  Outstanding
----------------------------  -----------------------       ---------------------     ------------------------

   Dennis Atchley               Secretary                           97,940 (1)                  1.4%
   1725 Gillespie Way
   El Cajon, CA 92020

   Dennis Brovarone             Director                           313,983 (2)                  4.5%
   18 Mountain Laurel
   Littleton, CO  80127

   Gary Brownell                Treasurer, CFO/Director            225,321 (3)                  3.2%
   1725 Gillespie Way
   El Cajon, CA 92020

   Patrick Galuska              Director                           160,690 (4)                  2.3%
   8137 S. Downing St.
   Littleton, CO 80122

   Michael L. Krall             President, CEO/Chairman          1,103,560 (5)                 15.0%
   1725 Gillespie Way
   El Cajon, CA 92020

   Eugene Peiser                Director                           239,555 (6)                  3.5%
   1725 Gillespie Way
   El Cajon, CA 92020

   Donna Singer                 Executive VP, Director             153,356 (7)                  2.2%
   1725 Gillespie Way
   El Cajon, CA 92020

   Directors and Officers as a Group
   (7 individuals)                                               2,294,405 (8)                 28.2%

(1)      Includes presently exercisable options to acquire up to 50,000 shares.
(2)      Includes presently exercisable options to acquire up to 235,000 shares.
(3)      Includes presently exercisable options to acquire up to 175,000 shares.
(4)      Includes presently exercisable options to acquire up to 100,000 shares.
(5)      Includes presently exercisable options to acquire up to 481,250 shares.
(6)      Includes presently exercisable options to acquire up to 150,000 shares
(7)      Includes presently exercisable options to acquire up to 150,000 shares
(8) Includes presently exercisable options held by all of the above officers and directors to acquire up to 1,341,250 shares

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         At July 31, 2000, notes receivable of $162,793 represents amounts due from officers of Innovative Medical Services. These loans from the Company to officers consist of a loan to Michael L. Krall, President and CEO of $117,339 and a loan to Gary Brownell, Chief Financial officer of $45,454. Both loans are due and payable at July 31, 2001. These were renewals and increases of prior year notes of $110,697 and $42,881, respectively, that were due at July 31, 2000. All notes receivable are due and payable within one year. The carrying value of the notes, based on the terms at which those same loans would be made currently, approximate their fair value. All notes in excess of $10,000 have interest accrued at 6%.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
A.       Exhibits

     3.1  (1) -- Articles of Incorporation, Articles of Amendment and Bylaws

     4.1  (1) -- Form of Class A Warrant

     4.2  (1) -- Form of Class Z Warrant

     4.3  (1) -- Form of Common Stock Certificate

     4.4  (1) -- Warrant Agreement

     4.5  (2) -- March 2000 Warrant

     4.6  (3) -- January 2001 Warrant

     4.7  (4) -- Convertible Debenture

     4.8  (5) -- Convertible Debenture Purchase Agreement

     4.9  (6) -- Convertible Debenture Warrant

     10.1 (1) -- Employment Contract/Michael L. Krall

     10.2 (7) -- Manufacturing, Licensing and Distribution Agreement dated
                 March 26, 2001

     10.3     -- Axenohl License Agreement dated November 24, 1999

     10.4 (8) -- Weaver - Roach X Assignment dated January 4, 2001

     10.5 (9) -- Dodo Agreement dated March 5, 2001 [CONFIDENTIAL TREATMENT
                 REQUESTED FOR CERTAIN SECTIONS]

     10.6     -- Promissory Note of Michael L. Krall

     10.7     -- Promissory Note of Gary Brownell

     10.8 (9) -- Nutripure Dealer Agreement

     10.9 (9) -- Sales Finance Agreement

     11       -- Statement re: computation of per shares earnings

     21       --  Subsidiaries of the Registrant

(1) Incorporated by reference from Form SB-2 registration statement SEC File # 333-00434 effective August 8, 1996
(2) Incorporated by reference from S-3 registration statement, SEC File #333-36248 effective on May 17, 2000
(3) Incorporated by reference from S-3 registration statement, SEC File #333-55758 effective on February 26, 2001
(4) Incorporated by reference from S-3 registration statement SEC File #333-61664 filed on May 25, 2001
(5) Incorporated by reference from pre-effective amendment no. 1 to S-3 registration statement SEC File #333-61664 filed on July 10, 2001
(6) Incorporated by reference from pre-effective amendment no.2 to S-3 registration statement SEC File #333-61664 filed on August 13, 2001
(7) Incorporated by reference from Current Report on Form 8-K filed on May 24, 2001
(8) Incorporated by reference from Form 10-QSB/A for the six month period ended January 31, 2001 filed on August 13, 2001
(9) Incorporated by reference from Form 10-QSB/A for the nin month period ended April 30, 2001 filed on August 13, 2001

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE MEDICAL SERVICES

/s/ MICHAEL L. KRALL                             August 10, 2001
----------------------------------------         --------------
Michael L. Krall, Chairman/President/CEO



Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                     TITLE                                      DATE


/s/ DENNIS BROVARONE     Director                               August 10, 2001
------------------------                                        ----------------
Dennis Brovarone


/s/ GARY BROWNELL        Chief Financial Officer and Director   August 10, 2001
------------------------                                        ----------------
Gary Brownell


/s/ PATRICK GALUSKA      Director                               August 10, 2001
------------------------                                        ----------------
Patrick Galuska


/s/ MICHAEL L. KRALL     President/CEO and Director             August 10, 2001
------------------------                                        ----------------
Michael L. Krall

/s/ EUGENE PEISER        Director                               August 10, 2001
------------------------                                        ----------------
Eugene Peiser

/s/ DONNA SINGER         Executive Vice President and Director  August 10, 2001
------------------------                                        ----------------
Donna Singer