Form 10QSB/A
period 2000-10-31
INNOVATIVE MEDICAL SERVICES
filed 2001-08-13
CIK 1006028

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB/A


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended October 31, 2000
                                  -----------------

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [No Fee Required] For the transition period from ___ to ___

     Commission File number 0-21019
                            -------


                           INNOVATIVE MEDICAL SERVICES
                  --------------------------------------------
                 (Name of small business issuer in its charter)


                 California                             33-0530289
       --------------------------------          -------------------------
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

  Financial Statements
  Notes to Financial Statements
  Management's Discussion and Analysis of Financial Condition and Results
    of Operations
  Exhibits
  Signatures

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

Item 1.  Financial Statements


CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                         (Unaudited)
                                                          October 31     July 31
                                                             2000          2000
                                                          Restated       Restated
ASSETS                                                    (Note 5)       (Note 5)
                                                        -------------  -----------
Current Assets
     Cash and cash equivalents                            $  614,440   $1,121,316
     Restricted cash                                         207,923      204,887
     Accounts receivable, net of allowance for doubtful
          accounts of $ 225,000 at January 2000
          and $225,000 at July 31, 2000                      305,657      411,322
     Notes receivable                                        233,321      226,729
     Inventories                                             888,779      796,136
     Prepaid expenses                                        101,789       33,975
                                                          ----------   ----------

          Total current assets                             2,351,909    2,794,365
                                                          ----------   ----------

Property, Plant and Equipment
     Property, plant and equipment                         1,009,462    1,056,252
                                                          ----------   ----------

          Total property, plant and equipment              1,009,462    1,056,252
                                                          ----------   ----------

Noncurrent Assets
     Deposits                                                  8,127       14,083
     Patents and license                                     334,910      300,910
     Deferred acquisition costs                              403,694      202,542
                                                          ----------   ----------

          Total noncurrent assets                            746,731      517,535
                                                          ----------   ----------

     Total assets                                         $4,108,103   $4,368,152
                                                          ==========   ==========

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
     Accounts payable                                   $    413,829   $  308,812
     Accrued liabilities                                      55,994       36,880
     Notes payable                                           196,009      210,592
                                                        ------------ ------------

          Total current liabilities                          665,831      556,284
                                                        ------------ ------------

Minority interest payable                                     46,726       61,697
                                                        ------------ ------------

Stockholders' Equity
   Class A common stock, no par value: authorized
      20,000,000 shares, issued and outstanding
      6,077,068 at October 31, 2000 and
      5,942,903 at July 31, 2000                          10,103,805   10,018,873
   Class A warrants: issued and outstanding 3,686,000
      warrants                                               108,750      108,750
   Accumulated deficit                                    (6,817,008)  (6,377,452)
                                                        ------------ ------------

      Total stockholders' equity                           3,395,547    3,750,171
                                                        ------------ ------------

     Total liabilities and stockholders' equity         $  4,108,103  $ 4,368,152
                                                        ============ ============

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------

                                                     For the Three Months Ended
                                                              October 31
                                                          2000          1999
                                                     -----------   ----------
Net sales                                              $ 366,126    $ 904,888
Cost of sales                                            164,077      410,213
                                                       ---------    ---------
Gross profit                                             202,049      494,675
                                                       ---------    ---------

Selling expenses                                         174,518      112,704
General and administrative expenses                      440,011      247,022
Research and development                                  50,985       38,603
                                                       ---------    ---------

Total operating costs                                    665,514      398,329
                                                       ---------    ---------

Operating income (loss)                                 (463,465)      96,346
                                                       ---------    ---------

Other income and (expense):
Interest income                                           14,599        1,078
Interest Expense                                          (5,462)     (16,299)
                                                       ---------    ---------

Total other income (expense)                               9,137      (15,221)
                                                       ---------    ---------

Income (loss) before income taxes, minority
     Interest in subsidiary operations and
     change in accounting principle                     (454,328)      81,125

Federal and state income taxes                               200          200
                                                       ---------    ---------

Income (loss) before minority interest in subsidiary
     operations and change in accounting principle      (454,528)      80,925

Minority interest in subsidiary operations                14,972           --
                                                       ---------    ---------

Net income (loss) before cumulative
     change in accounting principle                     (439,556)      80,925

Cumulative effect of change
     in accounting principle                                  --       79,896
                                                       ---------    ---------

Net income (loss)                                      $(439,556)   $ 160,821
                                                       =========    =========


Net income (loss) per common share before change
     in accounting principle (basic)                   $   (0.07)   $    0.02
Cumulative effect of change
     in accounting principle                                  --         0.02
                                                       ---------    ---------
Net income (loss) per common share (basic)             $   (0.07)   $    0.04
                                                       =========    =========

Net income (loss) per common share before change
     in accounting principal (diluted)                 $   (0.07)   $    0.01
Cumulative effect of change
     in accounting principle                                  --         0.01
                                                       ---------    ---------
Net income (loss) per common share (diluted)           $   (0.07)   $    0.02
                                                       =========    =========


                                                    Three Months
                                                           Ended    Year Ended
                                                      October 31       July 31
CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICITS             2000          2000
-----------------------------------------------------------------------------------------------------

Balance, beginning of period                        $ (6,377,452) $ (3,840,610)

Net income (loss)                                       (439,556)   (2,536,842)
                                                       ---------   -----------

Balance, end of period                              $ (6,817,008) $ (6,377,452)
                                                    ============= =============

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                             For the Three Months Ended
                                                                      October 31
                                                                  2000          1999
                                                             ------------   ------------

Cash flows from operating activities
  Net income (loss)                                          $  (439,556)   $ 160,821

  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Amortization                                                  21,192           --
    Depreciation                                                  47,500       42,484
    Minority interest in subsidiary operations                   (14,972)          --
  Changes in assets and liabilities:
    (Increase) decrease in restricted cash                        (3,036)       4,113
    (Increase) decrease in accounts receivable                   105,665     (311,123)
    (Increase) decrease in due from officers and employees        (6,592)        (452)
    (Increase) decrease in prepaid expense                       (67,814)     (28,481)
    (Increase) decrease in inventory                             (92,644)     (56,861)
    (Increase) decrease in deposits                                5,956       (6,508)
    (Increase) decrease in goodwill                                   --        1,633
    (Increase) decrease in intangible assets                          --        2,250
    Increase (decrease) in accounts payable                      105,017       88,353
    Increase (decrease) in accrued liabilities                    19,114      (29,980)
                                                             -----------    ---------

       Net cash provided (used) by operating
            activities                                          (320,170)    (133,751)
                                                             -----------    ---------

Cash flows from investing activities
   Purchase of patent and licenses                               (34,000)      (3,000)
   Deferred acquisition costs                                   (201,152)          --
   Purchase of property, plant and equipment                     (21,903)    (201,107)
                                                             -----------    ---------

       Net cash (used) in investing activities                  (257,055)    (204,107)
                                                             -----------    ---------

Cash flows from financing activities
  Proceeds from debt obligations                                      --      121,300
  Payments on debt obligations                                   (14,583)          --
  Proceeds from sale of common stock                              84,932      216,750
                                                             -----------    ---------

      Net cash provided by financing activities                   70,349      338,050
                                                             -----------    ---------

      Net increase (decrease) in cash and cash
          equivalents                                           (506,876)         192

Cash at beginning of period                                    1,121,316       22,056
                                                             -----------    ---------

Cash at end of period                                        $   614,440    $  22,248
                                                             ===========    =========

Supplemental disclosures of cash flow information
  Cash paid for interest paid                                $     5,462    $  16,299
  Cash paid for taxes paid                                   $       800    $     800
  Noncash investing and financing activities:
  Value of shares issued in exchange for
     Nutripure.com minority interest                         $   550,011    $      --

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

Note 3.   Subsequent Events

          In November 2000, Innovative Medical Services acquired 100% of the stock of ETIH2O, Inc., a Florida corporation, for 56,381 shares of IMS stock valued at $140,953 ($2.50 per share). The transaction was recorded using the purchase method of accounting. The assets acquired and liabilities assumed are as follows:

           Assets:
                  Notes Receivable                         $ 33,655
                  Inventories                                32,077
                  Equipment                                  16,932
                  Licensing & Distribution Rights           118,324
                   Total Assets                             200,988
           Liabilities:
                  Notes Payable - IMS                        60,035
           Equity                                         $ 140,953

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

          In November of 2000 Innovative Medical Services acquired 100% of the stock of ETIH2O, Inc., a Florida corporation, for approximately $228,000. The transaction was recorded using the purchase method of accounting. The Company intends to place the assets of ETIH2O into a newly formed Nevada corporation of similar name and dissolve the Florida corporation. ETI-H2O, a privately held technology corporation, developed Axenohl and previously manufactured the product in cooperation with NVID. ETI-H2O is an industry leader in research and development of varied water treatment applications, including electronic RF scale control, copper/silver ionization and filtration technologies

Note 4.   Business Segment and Sales Concentrations

          The Company operates in a single operating segment and is engaged in the development, manufacturing and marketing of water purification and dispensing equipment and related filter sales to independent pharmacies and large chain drug stores. Although the Company has expanded from its niche pharmacy market into other, broader markets with new products, including residential and commercial water filtration systems, health and wellness-related retail merchandise, e-commerce products, and silver ion bioscience technologies, at the October 31, 2000 revenues from these future segments were not material to the consolidated financial statements and no disaggregated information was reviewed.

          Significant customers consisted primarily of domestic retail chain pharmacies. Sales concentrations to major chain stores were approximately $436,700 and $262,300, respectively, for the three months ended October 31, 1999 and 2000. No customer accounted for more than 10% of consolidated sales in 1999 or 2000. Export sales were $29,500in fiscal year 1999 and $16,900 in fiscal year 2000.

Note 5.   Prior Period Adjustment - Write Down of Impaired Assets
          The balance sheets have been adjusted to reflect the write-down of impaired assets in the fourth quarter of 2000. Ampromed was purchased in October of 1998 to enable the Company to take advantage of the lucrative markets for medical and dental supplies in Brazil and other South American countries and to later introduce and distribute its water purification products to these markets. Since the acquisition the economic conditions in the region have declined and implementation of the project has been delayed. The Company made its last sale in the region in October of 1999 and in May of 2000 terminated its lease in Rio de Janeiro and did not replenish the Ampromed inventory. The Company no longer has immediate plans to import medical and dental supplies into Brazil but believes, however, that Ampromed is a vital part of its plan to market and sell "Axenohl", RoachX and the Nutripure line of water treatment products. The Company believes there is considerable value in owning a Brazilian Limitada but has reassessed the value of the goodwill the customer list it purchased. Statement of Financial Accounting Standards No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of) requires an entity to review long-lived assets and identifiable intangible assets when, among other factors, there is a change in the extent or manner in which an asset is to be used or when there is a significant change in the business climate that could affect the value of an asset. The statement requires an entity estimate the future cash flows expected to result from the use of the asset and to recognize an impairment loss when the sum of the future cash flows is less than the carrying amount of the asset. Because of the unique nature of the products to be introduced, the Company does not believe it has enough quantifiable historical information to reliably predict future cash flows from this operation. For this reason the Company believes the Goodwill and Customer List should be written off, and the value of the Limitada license to do business in Brazil should be written down to what it would cost to acquire in today's market. This is estimated to be approximately $150,000 which will be amortized over its expected useful life of 15 years. The total reduction of assets from this restatement was $791,411. Because the effect of the write-down on the statements of operations presented was only a $700 they have not been restated. Instead the adjustment will be made in the fourth quarter of 2001.

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

Net loss for the quarter ended October 31, 2000 was $439,600 versus a net income of $160,800 for the same quarter in 1999. The decreased income was due to decreased sales and to an increase in General and Administrative expenses as the Company positions for anticipated rapid growth activity related to new ventures, including expanded retail distribution of the Nutripure 2000 home water system, Nutripure.com. and the new silver ion technologies. General and Administrative expenses increased $193,000 from $247,000 in fiscal 1999 to $440,000 in fiscal 2000, $75,100 of these expenses were related to Nutripure.com, a wholly owned subsidiary incorporated in the state of Nevada in December 1999. Nutripure.com is an e-commerce web supersite providing consumers a wide variety of vitamins, minerals, nutritional supplements, homeopathic remedies and natural products. In addition to products, the website offers comprehensive health and wellness information in an easy-to-access, intuitive reference format. The website also presents the Nutripure line of water filtration systems.


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

Cash flows used by operations were $320,200 in the first three months of fiscal year 2000. Cash flows used by operations were $133,800 for the same period in 1999. For those periods, cash flows used in investing activities included, respectively, $21,900 and $201,100 for the purchase of machinery and equipment and for leasehold improvements. Investing activities also included the purchase of $34,000 of Patents and Licenses and $201,200 of deferred acquisition costs for the three months ended January 31, 2000. Financing activities included a decrease of $14,600 in notes payable in the current quarter compared to an increase of $121,300 in the prior quarter ending October 31, 1999. The Company also received $84,900 from the sale of common stock resulting from the exercising of employees options.

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

ITEM 2.
CHANGES IN SECURITIES

In November 2000, the Company issued 94,340 shares of common stock at $2.625 per share for $247,642 in a private placement to five investors.

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

                               INNOVATIVE MEDICAL SERVICES
                               (Registrant)


                     By:       /s/ Michael L. Krall
                               -------------------------------
                               Michael L. Krall, President/CEO
                               August 13, 2001


                     By:       /s/ Gary Brownell
                               --------------------------------------
                               Gary Brownell, Chief Financial Officer
                               August 13, 2001