Form 10QSB/A
period 2001-01-31
INNOVATIVE MEDICAL SERVICES
filed 2001-08-13
CIK 1006028

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

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                          (Unaudited)
                                                          January 31        July 31
                                                             2001            2000
                                                           Restated        Restated
ASSETS                                                     (Note 6)        (Note 6)
                                                        -------------   -------------
Current Assets
  Cash and cash equivalents                             $    348,578    $  1,121,316
  Restricted cash                                            211,004         204,887
  Accounts receivable, net of allowance for doubtful
      accounts of $ 225,000 at January 2001
      and $225,000 at July 31, 2000                          285,574         411,322
  Due from officers and employees                            335,624         226,729
  Inventories                                                892,937         796,136
  Prepaid expenses                                            63,842          33,975
                                                        ------------    ------------

     Total current assets                                  2,137,559       2,794,365
                                                        ------------    ------------

Property, Plant and Equipment
  Property, plant and equipment                              966,892       1,056,252
                                                        ------------    ------------

     Total property, plant and equipment                     966,892       1,056,252
                                                        ------------    ------------

Noncurrent Assets
  Deposits                                                     8,127          14,083
  Patents and license                                        803,009         300,910
  Deferred acquisition costs                                      --         202,542
                                                        ------------    ------------

     Total noncurrent assets                                 811,137         517,535
                                                        ------------    ------------

     Total assets                                       $  3,915,587    $  4,368,152
                                                        ============    ============

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
   Accounts payable                                     $    319,321    $    308,812
   Accrued liabilities                                        46,867          36,880
   Notes payable                                             196,009         210,592
                                                        ------------    ------------

     Total current liabilities                               562,196         556,284
                                                        ------------    ------------

Minority interest payable                                         --          61,697
                                                        ------------    ------------

Stockholders' Equity
   Class A common stock, no par value: authorized
      20,000,000 shares, issued and outstanding
      6,504,351 at January 31, 2001 and
      5,942,903 at July 31, 2000                          10,556,543      10,018,873
   Class A warrants: issued and outstanding 3,686,000
      warrants                                               108,750         108,750
   Accumulated deficit                                    (7,311,901)     (6,377,452)
                                                        ------------    ------------

      Total stockholders' equity                           3,353,391       3,750,171
                                                        ------------    ------------

   Total liabilities and stockholders' equity           $  3,915,587    $  4,368,152
                                                        ============    ============


CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
-------------------------------------------------------------------------------------------------------

                                                For the Six Months Ended    For the Three Months Ended
                                                      January 31                  January 31
                                                      ----------                  ----------
                                                 2001          2000           2001           2000
                                             ------------- -------------- -------------- --------------

Net sales                                       $ 761,441    $ 1,216,995      $ 395,315      $ 312,107
Cost of sales                                     424,517        575,053        260,440        164,840
                                                 --------       --------       --------       -------

Gross profit                                      336,924        641,942        134,874        147,267
                                                 --------       --------       --------       -------

Selling expenses                                  277,166        258,430        102,647        145,726
General and administrative expenses               939,493        571,262        492,565        322,081
Research and development                           82,803         44,116         31,818          5,513
                                                  -------        -------        -------         -----
                                                                       -
Total operating costs                           1,299,461        909,323        628,485        492,536
                                               ----------       --------       --------       -------

Operating income (loss)                          (962,537)      (267,380)      (493,611)      (345,268)
                                                 ---------      ---------      ---------      ---------

Other income and (expense):
     Interest income                               23,161          2,504          8,562          1,426
     Interest Expense                              (9,645)       (35,514)        (1,455)       (19,215)
                                                   -------       --------        -------       --------
                                                                                      -
Total other income (expense)                       13,516         (33,010)        7,107         (17,789)
                                                  -------        --------        ------        --------

Income (loss) before income taxes, minority
     Interest in subsidiary operations and
     change in accounting principle              (949,021)      (264,876)      (494,693)      (343,842)

Federal and state income taxes                        400            400            200            200
                                                 --------       --------       --------       --------
Income (loss) before minority interest in
  subsidiary operations and change in
  accounting principl                           (949,421)      (265,276)      (494,893)      (344,042)

Minority interest in subsidiary operations        14,972            310              0            310
                                                  -------           ----             --           ---

Net income (loss) before cumulative
     change in accounting principle              (934,449)      (264,966)      (494,893)      (343,732)

Cumulative effect of change
     in accounting principle                           -         79,896              -         79,896
                                                  -------        -------        -------        ------

Net income (loss)                              $ (934,449)    $ (185,070)    $ (494,893)    $ (263,836)
                                               ===========    ===========    ===========    ===========


Net income (loss) per common share before change
     in accounting principle (basic)              $ (0.15)       $ (0.06)       $ (0.08)       $ (0.07)
Cumulative effect of change
     in accounting principle                            -           0.02              -           0.02
                                                  -------         ------        -------         -----
Net income (loss) per common share (basic)        $ (0.15)       $ (0.04)       $ (0.08)       $ (0.06)
                                                  ========       ========       ========       ========

Net income (loss) per common share before change
     in accounting principal (diluted)            $ (0.15)       $ (0.03)       $ (0.08)       $ (0.04)
Cumulative effect of change
     in accounting principle                            -           0.01              -           0.01
                                                  -------        -------        -------        -------
Net income (loss) per common share (diluted)      $ (0.15)       $ (0.02)       $ (0.08)       $ (0.03)
                                                  ========       ========       ========       ========


                                                       Six Months
                                                         Ended        Year Ended
                                                       January 31       July 31
CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICITS           2001           2000
--------------------------------------------------------------------------------

Balance, beginning of period                        $ (6,377,452)  $ (3,840,610)

Net income (loss)                                       (934,449)    (2,536,842)
                                                        ---------    -----------
Balance, end of period                              $ (7,311,901)  $ (6,377,452)
                                                    =============  =============

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                                            For the Six Months Ended
                                                                                   January 31
                                                                              2001            2000
                                                                          ------------   ----------

Cash flows from operating activities
  Net income (loss)                                                       $  (934,449)   $(185,070)

  Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization                                                              43,099           --
     Depreciation                                                              95,370       72,324
     Minority interest in subsidiary operations                               (61,697)     101,490
  Changes in assets and liabilities:
    (Increase) decrease in restricted cash                                     (6,117)       1,963
    (Increase) decrease in accounts receivable                                125,748      (95,242)
    (Increase) decrease in due from officers and employees                   (108,895)     (97,153)
    (Increase) decrease in prepaid expense                                    (29,867)     (13,245)
    (Increase) decrease in inventory                                          (96,801)       3,172
    (Increase) decrease in deposits                                             5,956       (6,508)
    (Increase) decrease in goodwill                                                --        3,267
    (Increase) decrease in intangible assets                                       --        4,500
    Increase (decrease) in accounts payable                                    10,509      (89,127)
    Increase (decrease) in accrued liabilities                                  9,987      (33,467)
                                                                          -----------    ---------

      Net cash provided (used) by operating
          activities                                                         (947,157)    (333,096)
                                                                          -----------    ---------

Cash flows from investing activities
   Purchase of patents and licenses                                          (299,558)     (68,400)
   Purchase of property, plant and equipment                                  (49,109)    (292,236)
                                                                          -----------    ---------

          Net cash (used) in investing activities                            (348,667)    (360,636)
                                                                          -----------    ---------

Cash flows from financing activities
   Proceeds from debt obligations                                                  --      121,300
   Payments on debt obligations                                               (14,583)    (141,829)
   Proceeds from sale of common stock                                         537,669      771,775
                                                                          -----------    ---------
                                                                                         ---------
         Net cash provided by financing activities                            523,086      751,246
                                                                          -----------    ---------

         Net increase (decrease) in cash and cash
             equivalents                                                     (772,738)      57,514

Cash at beginning of period                                                 1,121,316       22,056
                                                                          -----------    ---------

Cash at end of period                                                     $   348,578    $  79,570
                                                                          ===========    =========

Supplemental disclosures of cash flow information
   Cash paid for interest paid                                            $     9,645    $  35,514
   Cash paid for taxes paid                                               $       800    $     800
   Noncash investing and financing activities:
   Value of shares issued in exchange for
      Nutripure.com minority interest                                     $   550,011    $      --
   Value of shares issued in exchange for ETI H2O                         $   140,953

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


Note 5.   Business Segment and Sales Concentrations
          The Company operates in a single operating segment and is engaged in the development, manufacturing and marketing of water purification and dispensing equipment and related filter sales to independent pharmacies and large chain drug stores. Although the Company has expanded from its niche pharmacy market into other, broader markets with new products, including residential and commercial water filtration systems, health and wellness-related retail merchandise, e-commerce products, and silver ion bioscience technologies, at the January 31, 2001 revenues from these future segments were not material to the consolidated financial statements and no disaggregated information was reviewed.

          Significant customers consisted primarily of domestic retail chain pharmacies. Sales concentrations to major chain stores were approximately $175,900 and $448,200, respectively, for the three months and the six months ended January 31, 2001. No customer accounted for more than 10% of consolidated sales in 2000 or 2001. Export sales were $26,200 for the quarter and $41,300 for the six months ended January 31, 2001.


Note 6.   Prior Period Adjustment - Write Down of Impaired Assets
          The balance sheets have been adjusted to reflect the write-down of impaired assets in the fourth quarter of 2000. Ampromed was purchased in October of 1998 to enable the Company to take advantage of the lucrative markets for medical and dental supplies in Brazil and other South American countries and to later introduce and distribute its water purification products to these markets. Since the acquisition the economic conditions in the region have declined and implementation of the project has been delayed. The Company made its last sale in the region in October of 1999 and in May of 2000 terminated its lease in Rio de Janeiro and did not replenish the Ampromed inventory. The Company no longer has immediate plans to import medical and dental supplies into Brazil but believes, however, that Ampromed is a vital part of its plan to market and sell "Axenohl", RoachX and the Nutripure line of water treatment products. The Company believes there is considerable value in owning a Brazilian Limitada but has reassessed the value of the goodwill the customer list it purchased. Statement of Financial Accounting Standards No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of) requires an entity to review long-lived assets and identifiable intangible assets when, among other factors, there is a change in the extent or manner in which an asset is to be used or when there is a significant change in the business climate that could affect the value of an asset. The statement requires an entity estimate the future cash flows expected to result from the use of the asset and to recognize an impairment loss when the sum of the future cash flows is less than the carrying amount of the asset. Because of the unique nature of the products to be introduced, the Company does not believe it has enough quantifiable historical information to reliably predict future cash flows from this operation. For this reason the Company believes the Goodwill and Customer List should be written off, and the value of the Limitada license to do business in Brazil should be written down to what it would cost to acquire in today's market. This is estimated to be approximately $150,000 which will be amortized over its expected useful life of 15 years. The total reduction of assets from this restatement was $791,411. Because the effect of the write-down on the statements of operations presented was only a $1,400 they have not been restated. Instead the adjustment will be made in the fourth quarter of 2001.

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

During the first half of fiscal 2001, Innovative Medical Services created the Nutripue dealer program, a comprehensive sales and marketing program for the water treatment industry. The program offers existing independent water treatment dealers a line of residential water softening and other point-of-use water treatment equipment for sale to the public under IMS' Nutripure brand. In addition, the program provides complementary, industry-unique financing that extends credit to consumers for the purchase of water treatment equipment. During the second quarter, the Company partnered with Automated Payment Services ("APS"), and MBNA to strengthen and streamline the financing program and administration of the Nutripure dealer program. Under the unique Nutripure program, independent water treatment dealers may now offer credit to all prospective customers because the Nutripure programs offers competitive, risk-based interest rates. In addition, through APS, dealers can obtain real-time processing and approval information online for their customers. The dealer base for the program grows steadily, and the Company expects revenues from the Nutripure dealer program to accelerate in the second half of the year.

The Company, through its subsidiary Nutripure.com(R), operates an e-commerce health website, Nutripure.com, as a distributor of Bergen Brunswig products, which provides consumers a wide variety of vitamins, minerals, nutritional supplements, homeopathic remedies and natural products. In addition to merchandise, the website offers comprehensive health and wellness information in an easy-to-access, intuitive reference format.

Innovative Medical Services has obtained worldwide manufacturing and marketing rights for advanced silver ion technologies. Axenohl(TM) is an antimicrobial technology that uses the biocidal properties of ionic silver to kill bacteria viruses and fungi. Axenohl's broad effectiveness works to prevent and treat infection, and, unlike traditional disinfectants, Axenohl is non-toxic and environmentally friendly. Potential applications for products containing Axenohl include municipal and point-of-use/point-of-entry water treatment, food processing, personal disinfecting retail products, and commercial and retail hard surface disinfecting products. In addition, this technology may provide applications in the healthcare market for treatment of disease, including human and animal infections and wounds, and for disinfecting applications in hospitals, clinics, surgical centers, dental offices and other medical and health related facilities.

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

In January 2001, the Company acquired a new, pesticide technology. The EPA-approved RoachX(R) will be the first product to launch from the line. RoachX is over 96% effective in three to four days with one application for indoor and outdoor eradication of cockroaches, and can be used near children and food preparation areas. The patent-pending time-released formulation protects the boric acid from dissolving in water and maintains the integrity of the pesticide to obtain maximum killing effect. The product line, containing particular formulas for specific pests, provides excellent results against cockroaches, ants, palmetto bugs, silverfish, waterbugs, ticks, fleas, lice and garden pests.

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

In November 2000, Innovative Medical Services acquired 100% of the stock of ETIH2O, Inc., a Florida corporation, for approximately 56,400 shares of IMS stock valued at approximately $141,000. The transaction was recorded using the purchase method of accounting. The Company merged ETIH2O with a newly formed Nevada corporation of similar name and dissolved the Florida corporation. ETI-H2O, a privately held technology corporation, developed Axenohl and previously manufactured the product in cooperation with NVID. ETI-H2O specializes in research and development of varied water treatment applications, including electronic RF scale control, copper/silver ionization and filtration technologies.

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

Net loss for first six months ended January 31, 2001 was $934,400 versus $185,100 for the same period last year. The decreased income was due to decreased sales and to an increase in General and Administrative expenses as the Company positions for anticipated rapid growth activity related to new ventures, including expanded retail distribution of the Nutripure 2000 home water system, Nutripure.com. and the new silver ion technologies. General and Administrative expenses increased $368,200 from $571,300 in fiscal 2000 to $939,500 in fiscal 2001, $137,600 of these expenses were related to Nutripure.com, a wholly owned subsidiary incorporated in the state of Nevada in December 1999. Nutripure.com is an e-commerce web supersite providing consumers a wide variety of vitamins, minerals, nutritional supplements, homeopathic remedies and natural products. In addition to products, the website offers comprehensive health and wellness information in an easy-to-access, intuitive reference format. The website also presents the Nutripure line of water filtration systems.

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

Cash flows used from operations were $947,200in the first six months of fiscal year 2001. Cash flows used from operations were $333,100 for the same period in 2000. For those periods, cash flows used in investing activities included, respectively, $49,100 and $292,200 for the purchase of fixed assets and $299,600and $68,400 for the purchase of patents and licenses. Cash flows from financing activities were decreased by payments on debt obligation of $14,600 and increased by $537,100 from the sale of common stock, which included a $250,000 private placement in January 2001 in which the Company issued 83,334 shares of common stock to six investors at $3.00 per Unit. Each Unit contained one share of common stock and a warrant to acquire an additional share of common stock for $4.00 per share up to 5:00 p.m. Pacific time, January 28, 2003. Also, In November 2000, Innovative Medical Services acquired 100% of the stock of ETIH2O, Inc., a Florida corporation, for approximately 56,400 shares of IMS stock valued at approximately $141,000. The transaction was recorded using the purchase method of accounting. In addition, approximately $132,700 was received from exercise of outstanding stock options.



The total decrease in cash and cash equivalents for the 2001 six-month period was $772,700 as compared to increase of $57,500 during the same period in 2000.

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

The Company has filed an action against John Woodard, former Vice President of Sales, in Superior Court in the State of California in April 2000. The Company has alleged Mr. Woodard violated his non-competition/non-disclosure agreement and provided proprietary information, including information regarding the Company's Fillmaster line of products and Fillmaster customer base, to Fresh Water Systems, Inc. The Company ha alleged the misappropriation of customer lists, equipment service and maintenance schedules, equipment data, business plans and research and development secrets. The Company is seeking monetary damages and injunctive relief. On November 20, 2000 an "Amendment to Complaint" was filed adding Lisa Still as a new Defendant. The Company alleges the same causes of actions to Lisa Still as previously alleged against Mr. Woodard.

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

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On January 8, 2001 the Registrant held its annual meeting of shareholders in San Diego, California. The following Directors of the Registrant were reelected to the Board of Directors by the votes as follows:

Nominee             Votes For     Votes Withheld    Abstentions/Broker Non-Votes
Dennis Brovarone    5,093,587     13,832                     0
Gary Brownell       5,093,587     13,832                     0
Patrick Galuska     5,093,629     13,790                     0
Michael L. Krall    5,093,587     13,832                     0
Eugene Peiser       5,093,629     13,790                     0
Donna Singer        5,093,629     13,790                     0

The only other item of business at the meeting was approval of the Innovative Medical Services 2001 Officers Directors Stock Option Plan. The plan was approved by the following vote:

         Votes For         Votes Against    Abstentions     Broker Non-Votes

           922,944                93,831         14,300            4,076,344

ITEM 5.
OTHER INFORMATION
Not applicable.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K
         (A)      EXHIBITS
                  10.4  -- Weaver - Roach X Assignment dated January 4, 2001

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