Form 10QSB/A
period 2001-04-30
INNOVATIVE MEDICAL SERVICES
filed 2001-08-13
CIK 1006028

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                  FORM 10-QSB/A



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended April 30, 2001
                                  ---------------

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [No Fee Required] For the transition period from ___ to ___


     Commission File number 0-21019
                            -------


                           INNOVATIVE MEDICAL SERVICES
                           ---------------------------
                 (Name of small business issuer in its charter)


              California                               33-0530289
    ------------------------------          -------------------------------
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

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                                          (Unaudited)
                                                           April 30        July 31
                                                             2001           2000
                                                           Restated       Restated
ASSETS                                                     (Note 6)       (Note 6)
                                                      --------------   -------------
Current Assets
  Cash and cash equivalents                            $    520,086    $  1,121,316
  Restricted cash                                                --         204,887
  Accounts receivable, net of allowance for doubtful
     accounts of $ 225,000 at April 2001
     and $225,000 at July 31, 2000                          408,361         411,322
  Due from officers and employees                           292,913         226,729
  Inventories                                               823,609         796,136
  Prepaid expenses                                           39,805          33,975
                                                       ------------    ------------

     Total current assets                                 2,084,774       2,794,365
                                                       ------------    ------------

Property, Plant and Equipment
 Property, plant and equipment                              934,132       1,056,252
                                                       ------------    ------------

     Total property, plant and equipment                    934,132       1,056,252
                                                       ------------    ------------

Noncurrent Assets
  Deposits                                                    8,127          14,083
  Patents and licenses                                      956,927         300,910
  Deferred acquisition costs                                     --         202,542
                                                       ------------    ------------

     Total noncurrent assets                                965,055         517,535
                                                       ------------    ------------

  Total assets                                         $  3,983,960    $  4,368,152
                                                       ============    ============

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
  Accounts payable                                     $    480,112    $    308,812
  Accrued liabilities                                        57,762          36,880
  Notes payable                                             200,000         210,592
                                                       ------------    ------------

     Total current liabilities                              737,874         556,284
                                                       ------------    ------------

Minority interest payable                                        --          61,697
                                                       ------------    ------------

Stockholders' Equity
  Class A common stock, no par value: authorized
     20,000,000 shares, issued and outstanding
      6,630,091 at April 30, 2001 and
      5,942,903 at July 31, 2000                         11,001,345      10,018,873
  Class A warrants: issued and outstanding 3,686,000
      warrants                                              108,750         108,750
  Accumulated deficit                                    (7,864,009)     (6,377,452)
                                                       ------------    ------------

      Total stockholders' equity                          3,246,087       3,750,171
                                                       ------------    ------------

  Total liabilities and stockholders' equity           $  3,983,960    $  4,368,152
                                                       ============    ============

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------
                                                           For the Nine Months Ended  For the Three Months Ended
                                                                   April 30                     April 30
                                                                   --------                     --------
                                                               2001          2000           2001          2000
                                                           -----------    -----------    ---------    ---------
Net sales                                                  $ 1,462,586    $ 1,574,840    $ 701,146    $ 357,845
Cost of sales                                                  894,457        809,301      469,940      234,249
                                                           -----------    -----------    ---------    ---------

Gross profit                                                   568,129        765,539      231,205      123,596
                                                           -----------    -----------    ---------    ---------

Selling expenses                                               483,605        406,377      206,439      147,947
General and administrative expenses                          1,329,341      1,154,143      389,846      582,880
Research and development                                       268,203         84,496      185,400       40,380
                                                           -----------    -----------    ---------    ---------
                                                                                                      ---------
Total operating costs                                        2,081,148      1,645,016      781,685      771,207
                                                           -----------    -----------    ---------    ---------

Operating income (loss)                                     (1,513,019)      (879,477)    (550,480)    (647,611)
                                                           -----------    -----------    ---------    ---------

Other income and (expense):
Interest income                                                 25,932          4,218        2,770        1,714
Interest Expense                                               (11,100)       (65,286)      (1,455)     (29,772)
                                                           -----------    -----------    ---------    ---------

Total other income (expense)                                    14,832        (61,068)       1,315      (28,058)
                                                           -----------    -----------    ---------    ---------

Income (loss) before income taxes, minority
    Interest in subsidiary operations and
    change in accounting principle                          (1,498,187)      (940,545)    (549,165)    (675,669)

Federal and state income taxes                                   1,200            600          800          200
                                                           -----------    -----------    ---------    ---------

Income (loss) before minority interest in subsidiary
    operations and change in accounting principle           (1,499,387)      (941,145)    (549,965)    (675,869)

Minority interest in subsidiary operations                      14,972         26,718           --       26,718

Net income (loss) before cumulative
    change in accounting principle                          (1,484,415)      (914,427)    (549,965)    (649,151)

Cumulative effect of change
    in accounting principle                                         --         79,896           --           --
                                                           -----------    -----------    ---------    ---------
                                                                                                      ---------
Net income (loss)                                          $(1,484,415)   $  (834,531)   $(549,965)   $(649,151)
                                                           ===========    ===========    =========    =========


Net income (loss) per common share before change
    in accounting principle (basic)                        $     (0.24)   $     (0.17)   $   (0.09)   $   (0.12)
Cumulative effect of change
    in accounting principle                                         --           0.02           --           --
                                                           -----------    -----------    ---------    ---------
Net income (loss) per common share (basic)                 $     (0.24)   $     (0.15)   $   (0.09)   $   (0.12)
                                                           ===========    ===========    =========    =========

Net income (loss) per common share before change
    in accounting principal (diluted)                      $     (0.24)   $     (0.16)   $   (0.09)   $   (0.12)
Cumulative effect of change
    in accounting principle                                         --           0.01           --           --
                                                           -----------    -----------    ---------    ---------
Net income (loss) per common share (diluted)               $     (0.24)   $     (0.15)   $   (0.09)   $   (0.12)
                                                           ===========    ===========    =========    =========


                                                           Nine Months
                                                              Ended      Year Ended
                                                            April 30      July 31
CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICITS               2001          2000


Balance, beginning of period                              $ (6,377,452) $ (3,840,610)

Net income (loss)                                           (1,486,557)   (1,745,431)
                                                            -----------   -----------

Balance, end of period                                    $ (7,864,009) $ (5,586,041)
                                                          ============= =============

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                                             For the Nine Months Ended
                                                                                      April 30
                                                                                 2001           2000
                                                                            -----------    ------------
Cash flows from operating activities
 Net income (loss)                                                          $(1,484,415)   $  (834,531)

 Adjustments to reconcile net income to net cash provided by operating activities:
   Amortization                                                                  63,579             --
   Depreciation                                                                 143,602        115,324
   Minority interest in subsidiary operations                                   (61,697)        75,082
 Changes in assets and liabilities:
   (Increase) decrease in restricted cash                                       204,887          4,613
   (Increase) decrease in accounts receivable                                     2,961       (223,938)
   (Increase) decrease in due from officers and employees                       (66,183)       122,877
   (Increase) decrease in prepaid expense                                        (5,830)         7,758
   (Increase) decrease in inventory                                             (27,473)       (22,075)
   (Increase) decrease in deposits                                                5,956         (6,508)
   (Increase) decrease in goodwill                                                   --          6,750
   (Increase) decrease in intangible assets                                          --        (49,525)
   Increase (decrease) in accounts payable                                      171,300       (272,987)
   Increase (decrease) in accrued liabilities                                    20,883         12,641
                                                                            -----------    -----------
     Net cash provided (used) by operating
          activities                                                         (1,032,431)    (1,064,519)
                                                                            -----------    -----------

Cash flows from investing activities
   Purchase of property, plant and equipment                                    (87,202)      (316,852)
   Purchase of patent and licenses                                             (453,475)      (150,465)
                                                                            -----------    -----------

      Net cash (used) in investing activities                                  (540,677)      (467,317)
                                                                            -----------    -----------

Cash flows from financing activities
   Proceeds from debt obligations                                               200,000        121,300
   Payments on debt obligations                                                (210,593)      (306,956)
   Proceeds from sale of common stock                                           982,471      3,108,655
                                                                            -----------    -----------
      Net cash provided by financing activities                                 971,878      2,922,999
                                                                            -----------    -----------

      Net increase (decrease) in cash and cash
          equivalents                                                          (601,230)     1,391,163

Cash at beginning of period                                                   1,121,316         22,056
                                                                            -----------    -----------

Cash at end of period                                                       $   520,086    $ 1,413,219
                                                                            ===========    ===========

Supplemental disclosures of cash flow information
   Cash paid for interest paid                                              $    11,100    $    65,286
   Cash paid for taxes paid                                                 $     1,200    $       600
   Noncash investing and financing activities:
   Value of shares issued in exchange for Nutripure.com minority interest   $   550,011    $        --
   Value of shares issued in exchange for ETI H2O                           $   140,953    $        --

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

          On October 24, 2000, the Company issued 183,337 shares of common stock valued at $550,011 ($3.00 per share) in exchange of 1,100,000 shares of Nutripure.com stock representing the remaining 10% minority interest outstanding shares of Nutripure.com, which were originally purchased for $.50 cents per share. Management of Nutripure.com did not exchange shares. Shares held by Management were eliminated by a reverse split, effective March 16, 2001.

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

          In April 2001, the Company completed the purchase of the entire right, title and interest in and to specific patent-pending boric acid pesticide technologies and all rights, title and interest in and to all patents for RoachX from a private individual, for approximately $160,000 in cash. The owner/inventor accepted a position with the Company to serve as Senior Scientist and to head the Company's new Pest Management Division. The employment agreement included bonuses at certain revenue thresholds of RoachX sales. The owner/inventor of RoachX died unexpectedly in June of 2001. Because the initial payment was primarily for the patents and for the EPA licenses it is included in Patents and Licenses and will be amortized over a period of 17 years. RoachX is a safe pesticide technology containing a familiar active ingredient, boric acid, bound to a masking agent and combined with an attractant fragrance and proteins in a colloidal suspension. The patent-pending time-released formulation protects the boric acid from dissolving in water and maintains the integrity of the pesticide to obtain maximum killing effect.

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

Note 5.   Segment Information
          In accordance with the provisions of SFAS No. 131, certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance. In determining operating segments, the Company reviewed the current management structure reporting to the chief operating decision-maker ('CODM') and analyzed the reporting the CODM receives to allocate resources and measure performance.

          The Company's business activities are divided, managed and conducted in two basic business segments, the Water Treatment segment and the Bio Sciences segment. These two segments were determined by management based upon the inherent differences in the end use of the products, the inherent differences in the value added processes made by the Company, the differences in the regulatory requirements and the inherent differences in the strategies required to successfully market finished products. The Water Treatment segment can be broken down further into Commercial Water treatment, Residential Retail products and the Nutripure Water Dealer program. Bio Sciences include two new products, Axenohl (Silver Ion Technology) and RoachX ( Pest Management).

          The Company plans to utilize multiple forms of analysis and control to evaluate the performance of the segments and to evaluate investment decisions. In general, gross margin and Earnings Before Interest Depreciation and Amortization (EBITDA) are deemed to be the most significant measurements of performance, although collection volumes and certain controllable costs also provide useful "early warning signs" of future performance. Because the Company has just recently changed to multiple segments, historical data on gross profit and income from operations is not available. However, the following is a summary of segment revenues at April 30, 2001:



                                  Three months Ended         Nine months Ended
                                      April 30, 2001            April 30, 2001


Revenues:

    Commercial Water Treatment              $415,600                $1,142,800

    Residential Retail Products              111,500                   145,800

    Nutripure Dealership Program             140,200                   140,200

    Silver Ion Technology                     30,300                    30,300

    Pest Management                            3,500                     3,500

Total Revenues                              $701,100                $1,462,600


          Significant customers consisted primarily of domestic retail chain pharmacies. Sales concentrations to major chain stores were approximately $329,800and $754,600, respectively, for the three months and the nine months ended April 30, 2001. No customer accounted for more than 10% of consolidated sales. Export sales were $48,000 for the quarter and $89,300 for the nine months ended April 30, 2001.

Note 6.   Write Down of Impaired Assets
          Ampromed was purchased in October of 1998 to enable the Company to take advantage of the lucrative markets for medical and dental supplies in Brazil and other South American countries and to later introduce and distribute its water purification products to these markets. Since the acquisition the economic conditions in the region have declined and implementation of the project has been delayed. The Company made its last sale in the region in October of 1999. In May of 2000 the Company terminated its lease in Rio de Janeiro and did not replenish the Ampromed inventory. The Company no longer has immediate plans to import medical and dental supplies into Brazil but believes, however, that Ampromed is a vital part of its plan to market and sell "Axenohl", RoachX and the Nutripure line of water treatment products. The Company believes there is considerable value in owning a Brazilian Limitada but the Company has reassessed the value of the goodwill the customer list it purchased Statement of Financial Accounting Standards No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of) requires an entity to review long-lived assets and identifiable intangible assets when, among other factors, there is a change in the extent or manner in which an asset is to be used or when there is a significant change in the business climate that could affect the value of an asset. The statement requires an entity estimate the future cash flows expected to result from the use of the asset and to recognize an impairment loss when the sum of the future cash flows is less than the carrying amount of the asset. Because of the unique nature of the products to be introduced, the Company does not believe it has enough quantifiable historical information to reliably predict future cash flows from this operation. For this reason the Company believes the Goodwill and Customer List should be written off, and the value of the Limitada license to do business in Brazil should be written down to what it would cost to acquire in today's market. This is estimated to be approximately $150,000 which will be amortized over its expected useful life of 15 years. The total reduction of assets from this restatement was $791,411. Because the effect of the write-down on the statements of operations presented was only a $2,100 they have not been restated. Instead the adjustment will be made in the fourth quarter of 2001.

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

During the first nine months of fiscal 2001, Innovative Medical Services created and launched the Nutripure water dealer program, a comprehensive sales and marketing program for the water treatment industry. The program offers existing independent water treatment dealers a line of residential water softening and other point-of-use water treatment equipment for sale to the public under IMS' Nutripure brand. In addition, the program provides complementary, industry-unique financing that extends credit to consumers for the purchase of water treatment equipment. The Company has partnered with MBNA and Automated Payment Services ("APS") to strengthen and streamline the financing program and administration of the Nutripure dealer program. Under the unique Nutripure program, independent water treatment dealers may now offer credit to all prospective customers because the Nutripure programs offers competitive, risk-based interest rates. In addition, through APS, dealers can obtain real-time processing and approval information online for their customers. The dealer base for the program grows steadily, and the Company expects revenues from the Nutripure dealer program to accelerate in the second half of the year.

In the third quarter, the Company announced that it has partnered with USFilter(R) to provide equipment to the Nutripure dealers. The Company believes that combining the unique Nutripure marketing and financing programs with USFilter's excellent products positions it to become a leader in the home water treatment industry. Also in the third quarter, Innovative Medical Services launched its first Nutripure Master Dealer.

Innovative Medical Services launched its second Nutripure Master Dealer on June 6, 2001. The June launch, like the May launch, included a 2-day training seminar for the sales people. The conversion to Nutripure included adopting the Nutripure logo and style on all buildings, collateral materials, vehicles and attire. Innovative Medical Services expects to add four additional master dealers in the coming quarter. The Company has been receiving purchase orders and shipping products to its master dealers since April and is on schedule to add four additional master dealers in the coming quarter.

Innovative Medical Services has obtained worldwide manufacturing and marketing rights for advanced silver ion technologies. Axenohl(TM)/Axen(TM) is an antimicrobial technology that uses the biocidal properties of ionic silver to kill bacteria, viruses and fungi. Axenohl's broad effectiveness works to prevent and treat infection, and, unlike traditional disinfectants, Axenohl is non-toxic and environmentally friendly. Potential applications for products containing Axenohl include municipal and point-of-use/point-of-entry water treatment, food processing, personal disinfecting retail products, and commercial and retail hard surface disinfecting products. In addition, this technology may provide applications in the healthcare market for treatment of disease, including human and animal infections and wounds, and for disinfecting applications in hospitals, clinics, surgical centers, dental offices and other medical and health related facilities.

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

In March 2001, the US Patent and Trademark Office issued US Patent Number 6,197,814 for Axenohl. Patent applications have been filed in more than 50 countries and regions, and the World Intellectual Property Organization published the Axenohl International Patent Application on April 22, 1999 under publication number WO 99/18790. The inventor of Axenohl is Mr. Andrew B. Arata, President of ETIH2O Corporation, and the registered patent assignee is NVID International, Inc. Innovative Medical Services entered into a sales, marketing, distribution and manufacturing agreement for particular geographic areas and particular market segments for Axenohl/Axen with NVID International on November 24, 1999. On March 26, 2000, Innovative Medical Services entered into a superseding contract with NVID and ETI-H2O, Inc. of Florida for exclusive, worldwide sales, marketing and distribution rights for Axenohl/Axen. The latter contract is the subject of pending litigation with NVID. The lawsuit seeks a judicial declaration that the Manufacturing, Licensing and Distribution Agreement, dated March 26, 2000 between the Company, NVID, International, Inc. and ETI-H2O does not constitute a binding contract and seeks unspecified damages. The lawsuit does not challenge the binding effect of the Standard Manufacturing Agreements dated November 30, 1998 and September 17, 1999 between NVID, International, Inc. and ETI-H2O and the November 24, 1999 License Agreement between the Company and NVID, International, Inc. The dispute does not affect any of the Company's rights associated with the EPA registrations. Under the registrations, ETI-H2O is the only EPA-approved producer of Axenohl and Axen. Registration under the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA) is required before a product can be sold in the United States. Should NVID prevail in its lawsuit, Innovative Medical Services would be limited by both geography and market segments in its exclusive rights to sell Axenohl.

The EPA registrations for Axen and Axenohl as hard surface disinfectants were granted in June of 2001. Axen(TM) is also approved in Costa Rica for use as a water treatment chemical, hard surface disinfectant, and industrial disinfectant for direct food contact. (Axen(TM) is the trade name for the use dilution Axenohl solution.) Approval in Costa Rica for human and veterinary topical use is expected by the end of the year.

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

During the quarter, the Company completed the acquisition of a new pesticide technology. The EPA-approved RoachX(R) was the first product to launch from the line, and the Company has submitted for and anticipates EPA approval for AntX. RoachX is over 96% effective in three to four days with one application for indoor and outdoor eradication of cockroaches, and can be used near children and food preparation areas. The patent-pending time-released formulation protects the boric acid from dissolving in water and maintains the integrity of the pesticide to obtain maximum killing effect. The product line, containing particular formulas for specific pests, provides excellent results against cockroaches, ants, palmetto bugs, silverfish, waterbugs, ticks, fleas, lice and garden pests. RoachX is available through Vopak (formerly Van, Waters & Rogers) and members of the Speckoz group of nine regional independent wholesalers.

Innovative Medical Services believes that with RoachX, and AntX it is well positioned to capitalize on the recent federal restrictions on poisonous pesticides and the subsequent industry trend of eliminating spray pesticides and increasing the use of bait-style products like RoachX and AntX. Of all pesticides not rated "non-toxic", boric acid, the active ingredient in RoachX, has been found to be "least toxic" technology by the U.S. Environmental Protection Agency and is 96-100% effective, as tested by the USDA. Many states, including California, New York and Florida, have legislated to eliminate pesticide spraying in public schools and move to 100% IPM (integrated pest management) practices, such as using baits. In addition to school districts, RoachX is currently being tested and test marketed by dozens of companies in the US and abroad and is also being tested by the US Navy aboard ships afloat as a safer and more effective alternative to traditional sprays and other baits that evaporate or emit fumes.

Also during the quarter, Innovative Medical Services announced the re-launch of its corporate website - www.IMSPURE.com(TM), and the launch of two new product websites - www.Axenohl.com(TM) and www.RoachX.com(TM). The dynamic, user-friendly websites link to each other and provide a complete overview of the company, its subsidiaries, products, executive management team, company news and stock information. The new websites also provide key technical data to Innovative Medical Services' current and prospective customers. Visitors to the sites may also go to www.Nutripure.com(R), the Innovative Medical Services e-commerce health products subsidiary. Nutripure.com provides consumers a wide variety of Bergen Brunswig vitamins, minerals, nutritional supplements, homeopathic remedies and natural products. In addition to merchandise, the supersite offers comprehensive health and wellness information in an easy-to-access, intuitive reference format.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2001 VERSUS THREE MONTHS ENDED APRIL 30, 2000
During the quarter, the Company began to realize revenues from multiple product lines in its different divisions. In order to be more informative regarding distribution of revenues, discussion of revenues will be in terms of the Company's water treatment, silver ionization and pesticide divisions, rather than in terms of individual products. Total revenues of $701,100 in the third quarter ended April 30, 2001 were 96% higher than the $357,800 in revenues reported for the same quarter ended April 30, 2000. Water treatment division sales in the 2001 quarter were $667,300. The increase was due to increased Fillmaster system sales, and increased residential water treatment sales, including $140,200 in revenues from the new Nutripure water dealer program. Revenues from the silver ionization division in the quarter were $30,300. Revenues from the pesticide division were $3,500.

Currently, water dealer program sales consist mostly of sales of other manufacturers products to independent dealers. Revenue is recognized on sales to dealers as shipped since the Company currently does not sell to third party customers of the dealers. Revenues of silver ion and pesticide products are recognized on shipment where the sale is made f.o.b. shipping point.

Gross profit in the most recent quarter was $231,200 versus $123,600 in the year-earlier quarter. The gross profit of 33% in 2001 remained relatively constant compared to the 35% gross profit in 2000. The slight decrease in gross profit reflects the changing product mix of the Company. Although the gross profit of products in the Nutripure line of water treatment products is slightly less than the gross profit of the specialized Fillmaster line of pharmacy products, the margins associated with RoachX and Axen/Axenohl are higher than those of the water treatment products.

Net loss for the quarter ended April 30, 2001 was $550,000 versus a loss of $649,200 for the same quarter in 2000. During the period General and Administrative expenses decreased 35% from $582,900 to $389,900. This decrease was mainly due to a reduction in administrative salaries and bad debt expense. Also General and Administrative expenses in the recent quarter were reduced $50,200 by an adjustment to inventory which allocates a portion of G & A expense to "Work in Process". Research and Development costs increased 359% from $40,400 to $185,400. The increase was due to costs associated with research and testing of the Axen and Axenohl products and costs associated with RoachX. Selling and marketing expenses also increased over the prior period rising 40% from $148,000 to $206,400. The increase was due to expenses associated with the launch of the Nutripure dealer program as well as the costs associated with the marketing of the Company's newest product, RoachX.

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

In May 2001, Innovative Medical Services began realizing revenues from sales of Axenohl to additional international customers. Revenues from Axenohl began in the second half of the third quarter, and continue to ramp up, with over $230,000 in sales since April 30, 2001, the end of the third quarter. In addition to sales to Dodo cosmetics, the recent sales of Axenohl have been to companies in South Korea for testing purposes. Regulatory clearances have not yet been issued in South Korea.

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


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2001 VERSUS NINE MONTHS ENDED APRIL 30, 2000
Revenues of $1,462,600 in the nine months ended April 30, 2001 were 7% lower than the $1,574,800 in revenues reported for the nine months ended April 30, 2000. The decrease was due to a decline in sales of Fillmaster pharmaceutical purification systems and filter replacements in the current nine-month period. Management believes the decline in Fillmaster revenues was due to multiple factors, including the fact that the market for pharmacy products is maturing in that there is a decreasing number of pharmacy chains that do not have water filtration products, and that the Company has sold systems to most major chains. The focus for further Fillmaster sales will be on incremental and upgrade sales to individual pharmacies within current chain accounts, although the Company is still actively pursuing Fillmaster sales to remaining chains. Management expects to close such volume sales to new chains in the coming year, and, as in prior years, those sales will result in spikes in Fillmaster revenues because of the nature of a bulk sale of a rollout to a new customer as compared to the continued, slower rollout of systems to new and remodeled stores of existing customers. The Company works to retain customers with its Customer Service Plan 2000, a multi-year service and warranty contract.

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

Net loss for first nine months ended April 30, 2001 was $1,484,400 versus $834,500 for the same period last year. The decreased income was due to decreased sales and to an increase in Research and Development costs and General and Administrative expenses as the Company positions for anticipated rapid growth activity related to new ventures, including expanded distribution of the Nutripure line of water systems, RoachX, and the new silver ion technologies. Research and Development costs increased $183,700 (217%) from $84,500 in the prior period to $268,200 in the current period. Selling and marketing expenses rose $77,200 (19%) from $406,400 to $483,600. General and Administrative expenses increased $121,000 (9%) from $1,219,400 in fiscal 2000 to $1,340,400 in fiscal 2001. $178,200 of these expenses were related to Nutripure.com, a wholly owned subsidiary. The Company believes it has created and maintains a robust website at a fraction of the cost of other stand alone e-commerce engines. Although sales to date from Nutripure.com are non-material, the Company has minimized costs related to the operation and promotion of Nutripure.com and has plans for strategic partnership and future promotion. The Company does not anticipate significant revenues from Nutripure.com until the coming fiscal year.

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


LIQUIDITY AND CAPITAL RESOURCES
During the nine months ended April 30, 2001, the Company's current assets to liabilities ratio decreased from 5.02 to 2.83. Current assets decreased $709,300 from $2,794,400 to $2,084,800. The change in current assets during the nine months ended April 30, 2001 include a decrease of $601,200 in cash on hand and a decrease of $204,900 in restricted cash which was pledged against a line of credit that was paid off during the period. Accounts and notes receivable, inventories and prepaid expenses increased slightly during the recent nine months. Current liabilities rose $181,600 which was mainly a result of an increase in accounts payable. Notes payable decreased $210,600 as the Company paid off its line of credit but increased $200,000 by the sale of convertible debentures described below.

The Company's liquidity is unaffected by the financing program offered to participating dealers in the Nutripure water dealer program. The Company receives funds from its primary lender and disperses the funds to the dealer, less a commission charged by the Company, upon completion of the contract. The primary lender disperses funds to the consumer, and the Company does not retain liability on the credit extended. The Company records a liability when the funds are received and relief of liability when funds are dispersed.

Cash flows used from operations were $1,032,400 in the first nine months of fiscal year 2001. Cash flows used from operations were $1,064,500 for the same period in 2000. For those periods, cash flows used in investing activities included, respectively, $87,200 and $316,900 for the purchase of fixed assets and $453,500 and $150,500 for the purchase of patents and licenses. Cash flows from financing activities were $971,800 during the current period which included the following common stock transactions:

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

In the prior nine month period, cash flows from financing activities were $2,923,000 which included $2,596,500 received through private placements of IMS and Nutripure.com. The total decrease in cash and cash equivalents for the 2001 period was $601,200 as compared to an increase of $1,391,200 during the same period in 2000.

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

In April 2001, the Company issued 150,000 shares of common stock in a private placement to four investors at $1.50 per Unit. In April, the Company also issued $200,000 of convertible debentures at 10% interest due July 31, 2001. The holders of this debenture are entitled to convert all or any amount over $10,000 of principal face amount and accrued interest into Units, each consisting of one share of Common Stock and a Common Stock Purchase Warrant. The conversion price for each Unit shall equal 80% of the average closing bid price for the five trading days immediately preceding the receipt of Notice of Conversion. The exercise price of the Warrants shall equal 120% of the average closing bid price for the five trading days immediately preceding the receipt of Notice of Conversion.

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

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5.
OTHER INFORMATION
Not applicable.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K
         (A)      EXHIBITS
                  10.5  -- Dodo Agreement dated March 5, 2001
                  [CONFIDENTIAL TREATMENT REQUESTED  FOR CERTAIN SECTIONS]
                  10.8  --  Nutripure Dealer Agreement
                  10.9  --  Sales Finance Agreements

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