Form 10KSB/A
period 2000-07-31
INNOVATIVE MEDICAL SERVICES
filed 2001-10-19
CIK 1006028

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

                                      None
                          --------------------------
                                (Title of Class)

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

Explanatory note on amendment

The Registrant has filed this Amendment in response to comments received from the staff of the U.S. Securities and Exchange Commission. The Amendment has revised the following sections:

    Description of Business
    Management's Discussion and Analysis of Financial Condition and
            Results of Operations
    Financial Statements
    Notes to Financial Statements
    Related Transactions
    Signatures
    Exhibits

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


Patents and Intellectual Property

The Company owns patents on Medifier and the Fillmaster 1000e Electronic Dispenser and has a patent application pending for Roach X. Except for the Nutripure whole-house water treatment systems, the Company's other water treatment products are comprised of combinations of the Company's proprietary components, custom made components and patented, off-the-shelf components and are assembled and packaged by the Company. The Nutripure whole-house water treatment system sold through the Nutripure dealer program is purchased from USFilter as a private label product manufactured specifically for Innovative Medical Services. USFilter uses patented key components in its product.

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

Net loss for the year ended July 31, 2000 was $2,384,100 versus net income of $107,900 for the same period in 1999. The decreased income was due to decreased sales as outlined above and to an increase in General and Administrative expenses as the Company positions for expansion into new markets with new products (Please refer to "Principal Products and Markets" and "Future Outlook" sections.) General and Administrative expenses increased $511,200 from $1,261,300 in fiscal 1999 to $1,772,500 in fiscal 2000. $200,500 of these expenses were related to Nutripure.com. $225,000 is allowance for doubtful accounts, of which $175,000 is due from Eckerd Corporation. The Company is actively seeking recovery, including taking legal action. Also General and Administrative Expenses were increased $152,800 in fiscal 1999 and $133,200 in fiscal 2000 due to an increase in amortization expense resulting from a change in the estimated useful lives of intangible assets acquired with purchase of Ampromed. In addition the Company took a charge to income of $505,400 for the write down of impaired assets in connection with the Ampromed acquisition (see footnote 16 of the financial statements). The Company is recognizing approximately $80,000 in gain from change in accounting principal as required by a recent accounting pronouncement arising from retroactively capitalizing part of the cost of website development. Although sales decreased significantly during the year, selling expense increased approximately $250,000 as a result of the Company's recognition of market saturation and competition in the pharmacy market and its subsequent efforts to transition to a multi-dimensional company. The increased selling expenses included development of marketing materials, hiring of additional sales personnel, trade shows and product launches.

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

During the fiscal year ended July 31, 2000, the Company's current assets to liabilities ratio rose from 1.95 to 5.02. Current assets increased $680,000 from $2,114,400 to $2,794,400. Current assets at July 31, 2000 include an increase of $1,099,300 in cash and cash equivalents due to a private placement in the third quarter. Accounts receivable decreased $345,300 on lower sales volume. Inventories increased $76,200 from $720,000 in fiscal 1999 to $796,100 in fiscal 2000 on anticipated sales of new products. Noncurrent assets increased by $213,300 during the year due to an increase in patents and deferred acquisition costs related to silver ion technology purchases but decreased $505,400 due to a write down of impaired assets (see footnote 16 of the financial statements). Current liabilities decreased $527,800 from $1,084,100 to $556,300. The decrease in current liabilities was the result of the Company's ability to pay down accounts and note payable by $521,600 during the period.


Cash flows used from operations were $1,311,900 in fiscal year 2000 and $577,300 in 1999. For those periods, cash flows used in investing activities were, respectively, $503,100 and $124,800 for the purchase of machinery and equipment and for website development. Also in Fiscal Year 2000, the Company incurred $148,700 in deferred acquisition costs. Cash flows from financing activities were $3,120,080 in fiscal 2000 and $688,700 in fiscal 1999. Investing activities for the current year included a decrease of $235,500 in notes payable. Also, the Company received $3,355,600 from proceeds sales of common stock.

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



Steve Holland
Certified Public Accountant

San Diego, California
October 25, 1999

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                       July 31
                                                                 2000           1999
                                                               Restated       Restated
ASSETS                                                        (Note 16)      (Note 16)
                                                          ----------------------------
Current Assets
      Cash and cash equivalents                            $  1,121,316    $    22,056
      Restricted cash                                           204,887        205,574
      Accounts receivable, net of allowance for doubtful
          accounts of $ 225,000 at July 31, 2000
          and $50,000 at July 31, 1999                          411,322        790,166
      Due from officers and employees                           226,729        339,524
      Inventories                                               796,136        719,972
      Prepaid expenses                                           33,975         37,078
                                                              ---------      ---------
          Total current assets                                2,794,365      2,114,370
                                                              ---------      ---------
Property, Plant and Equipment
      Property, plant and equipment                           1,056,252        805,523
                                                              ---------      ---------
          Total property, plant and equipment                 1,056,252        805,523
                                                              ---------      ---------
Noncurrent Assets
      Deposits                                                   14,084          6,575
      Patents and license                                       300,910        341,550
      Goodwill                                                       --        226,831
      Other intangible assets                                        --        314,052
      Deferred acquisition costs                                202,542         53,851
                                                              ---------      ---------
          Total noncurrent assets                               517,536        942,859
                                                              ---------      ---------
      Total assets                                         $  4,368,153    $ 3,862,752
                                                           ============    ===========
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
      Accounts payable                                     $    308,812    $   594,948
      Accrued liabilities                                        36,880         43,068
      Notes payable                                             210,592        446,067
                                                               --------      ---------
          Total current liabilities                             556,284      1,084,083
                                                               --------      ---------
Minority interest payable                                        61,697             --
                                                               --------      ---------
Stockholders' Equity
      Class A common stock, no par value: authorized
          20,000,000 shares, issued and outstanding
           5,942,903 at July 31, 2000 and
           4,392,242 at July 31, 1999                        10,018,873      6,663,318
      Class A warrants: issued and outstanding 3,687,500
          warrants                                              108,750        108,750
      Accumulated deficit                                    (6,377,451)    (3,993,399)
                                                             ----------    -----------
          Total stockholders' equity                          3,750,172      2,778,669
                                                             ----------    -----------
      Total liabilities and stockholders' equity           $  4,368,153    $ 3,862,752
                                                           ============    ============


CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                            For the Years Ended
                                                                  July 31
                                                            2000          1999
                                                          Restated      Restated
                                                         (Note 16)      (Note 16)
                                                       -------------- ------------
Net sales                                              $ 1,661,462    $ 3,379,984
Cost of sales                                            1,097,419      1,443,307
                                                       -----------    -----------
Gross profit                                               564,043      1,936,677
                                                       -----------    -----------
Selling expenses                                           595,142        356,611
General and administrative expenses                      1,772,536      1,261,326
Research and development                                   114,756        157,049
Impairment of long lived assets                            505,433             --
                                                       -----------    -----------
Total operating costs                                    2,987,868      1,774,986
                                                       -----------    -----------
Operating income (loss)                                 (2,423,824)       161,691
                                                       -----------    -----------
Other income and (expense):
Interest income                                             34,763         16,631
Interest expense                                           (73,990)       (69,591)
Loss on abandoned assets                                   (40,200)            --
                                                       -----------    -----------
Total other income (expense)                               (79,427)       (52,960)
                                                       -----------    -----------
Income (loss) before income taxes, minority
     Interest in subsidiary operations and
     change in accounting principle                     (2,503,251)       108,731

Federal and state income taxes                                 800            800
                                                       -----------    -----------
Income (loss) before minority interest in subsidiary
     operations and change in accounting principle      (2,504,051)       107,931

Minority interest in subsidiary operations                  40,102             --
                                                       -----------    -----------
Net income (loss) before cumulative
     change in accounting principle                     (2,463,949)       107,931

Cumulative effect of change
     in accounting principle                                79,896             --
                                                       -----------    -----------
Net income (loss)                                      $(2,384,053)   $   107,931
                                                       ===========    ===========

Net income (loss) per common share before change
     in accounting principle (basic)                         (0.47)          0.03
Cumulative effect of change
     in accounting principle                                  0.02             --
                                                       -----------    -----------
Net income (loss) per common share (basic)             $     (0.46)   $      0.03
                                                       ===========    ===========
Net income (loss) per common share before change
     in accounting principal (diluted)                       (0.47)          0.01
Cumulative effect of change
     in accounting principle                                  0.02             --
                                                       -----------    -----------
Net income (loss) per common share (diluted)           $     (0.46)   $      0.01
                                                       ===========    ===========

CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICITS
--------------------------------------------------------------------------------

Balance, beginning of period                           $(3,993,399)   $(4,101,330)

Net income (loss)                                       (2,384,053)       107,931
                                                       -----------    -----------
Balance, end of period                                 $(6,377,451)   $(3,993,399)
                                                       ===========    ===========


CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                             For the Years Ended
                                                                                   July 31
                                                                             2000         1999
                                                                           Restated     Restated
                                                                          (Note 16)     (Note 16)
                                                                        ------------   -----------

Cash flows from operating activities
  Net income (loss)                                                     $(2,384,053)   $ 107,931

  Adjustments to reconcile net income to net cash
  provided by operating activities:
      Amortization                                                          185,735      164,439
      Depreciation                                                          159,624      144,075
      Minority interest in subsidiary operations                             61,697           --
      Impairment of long lived assets                                       505,433           --
      Loss on abandoned assets                                               40,200           --
  Changes in assets and liabilities:
      (Increase) decrease in restricted cash                                    687          655
      (Increase) decrease in accounts receivable                            378,843     (513,547)
      (Increase) decrease in due from officers and employees                112,795     (232,606)
      (Increase) decrease in prepaid expense                                  3,103      (25,522)
      (Increase) decrease in inventory                                      (76,163)    (301,189)
      (Increase) decrease in deposits                                        (7,508)       7,500
      Increase (decrease) in accounts payable                              (286,136)      74,971
      Increase (decrease) in accrued liabilities                             (6,188)      (3,992)
                                                                         ----------    ---------
           Net cash provided (used) by operating
                 activities                                              (1,311,931)    (577,285)
                                                                         ----------    ---------
Cash flows from investing activities
  Purchase of property, plant and equipment                                (503,100)    (124,808)
  Purchase of patent and licenses                                           (57,099)     (12,783)
  Deferred acquisition costs                                               (148,691)          --
                                                                         ----------    ---------
           Net cash (used) in investing activities                         (708,890)    (137,591)
                                                                         ----------    ---------
Cash flows from financing activities
  Proceeds from debt obligations                                            275,436      250,058
  Payments on debt obligations                                             (510,910)     (98,977)
  Proceeds from sale of common stock                                      3,355,555      537,601
                                                                          ---------    ---------
           Net cash provided by financing activities                      3,120,081      688,682
                                                                          ---------    ---------
           Net increase (decrease) in cash and cash
                 equivalents                                              1,099,260      (26,194)

Cash at beginning of period                                                  22,056       48,250
                                                                          ---------    ---------
Cash at end of period                                                   $ 1,121,316    $  22,056
                                                                        ===========    =========
Supplemental disclosures of cash flow information
  Cash paid for interest paid                                           $    73,990    $  69,591
  Cash paid for taxes paid                                              $       800    $     800
  Noncash investing and financing activities:
      Acquisition of subsidiary - purchase price paid in prior period                 $1,091,393



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

         Amortization expense for the years ended July 31, 2000 and July 31, 1999 was $193,300 and $170,400, respectively.

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

Note 15. Interim Adjustments
         During the fourth quarter ending July 31, 2000, certain adjustment was made which changed the amount of sales for the three months. Prior to the adjustment, sales were $152,074 and was reduced by an adjustment of $65,826 resulting from a change in a customer contract which had not been accounted for according to the changes made in the contract. Also adjustments were made to cost of sales during the fourth quarter increasing cost of sales by $115,368 and $63,237. The former adjustment was to correct a credit to cost of sales made earlier in the year which should have been to made to general and administrative expenses. The latter adjustment of $65,826 resulted from a write-down of year-end inventory,

Note 16.  Write Down of Impaired Assets And Change in Asset Lives

          Ampromed was purchased in October 1998 to enable the Company to take advantage of the lucrative markets for medical and dental supplies in Brazil and other South American countries and to later introduce and distribute its water purification products to these markets. Since the acquisition the economic conditions in the region have declined and implementation of the project has been delayed. The Company no longer has immediate plans to import medical and dental supplies into Brazil but believes, however, that Ampromed is a vital part of its plan to market and sell "Axenohl", RoachX and the Nutripure line of water treatment products. The Company believes there is considerable value in owning a Brazilian Limitada but has reassessed the value of the goodwill and the customer list it purchased. Statement of Financial Accounting Standards No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of) requires an entity to review long-lived assets and identifiable intangible assets when, among other factors, there is a change in the extent or manner in which an asset is to be used or when there is a significant change in the business climate that could affect the value of an asset. Because the Company suspended its plans to market medical and dental supplies in Brazil in May of 2000 it believes the Goodwill and Customer List assets should be written off, and the value of the Limitada license to do business in Brazil should be written down to what it would cost to acquire in today's market. This is estimated to be approximately $150,000 which will be amortized over its expected useful life of 15 years.


          At the date of acquisition of Ampromed the Company established amortization periods for the assets purchased at the maximum allowable life of 40 years. We now believe these estimated lives are too long and the life of the goodwill should be set at 5 years to reflect a more reasonable amortization expense under the circumstances and the uncertainty involved in commitments from a foreign government. Also, an analysis of the customer list based on original estimates indicates that a 6 year life is a more appropriate amortization period for this intangible asset. In addition, instead of the straight-line method, the Company has computed an accelerated method of amortization for the customer list based on an analysis of expected future cash flows at July 31, 1999 and July 31, 2000. The effect of this restatement is to increase General and Administrative Expense by an increase to amortization cost of $152,800 in the year ended July 31,1999. The effect of the restatement in the year ended July 31, 2000 is a write down of impaired asset charge of $505,400 and also an increase in General and Administrative Expense by an increase to amortization cost of $133,200.


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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          At July 31, 2000, notes receivable of $162,793 represents amounts due from officers of Innovative Medical Services. In July 1999, the Board of Directors authorized a personal loan to Michael L. Krall, President and CEO of $110,697. Interest accrues at 6% per annum. On July 31, 2000, the accrued interest was added to the loan balance, bringing the outstanding balance to $117,339. In July 1999 the Board of Directors authorized a personal loan to Gary Brownell, Chief Financial officer of $42,881. Interest accrues at 6% per annum. On July 31, 2000, the accrued interest was added to the loan balance, bring the outstanding balance to $45,454. Both loans are due and payable at July 31, 2001. The loans to Mr. Krall and Mr. Brownell were made so that these executive officers could meet personal financial obligations. The carrying value of the notes, based on the terms at which those same loans would be made currently, approximate their fair value.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
A.       Exhibits

     3.1  (1) -- Articles of Incorporation, Articles of Amendment and Bylaws

     4.1  (1) -- Form of Class A Warrant

     4.2  (1) -- Form of Class Z Warrant

     4.3  (1) -- Form of Common Stock Certificate

     4.4  (1) -- Warrant Agreement

     4.5  (2) -- March 2000 Warrant

     4.6  (3) -- January 2001 Warrant

     4.7  (4) -- Convertible Debenture (Previously filed)

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

     10.1 (1) -- Employment Contract/Michael L. Krall

     10.2 (7) -- Manufacturing, Licensing and Distribution Agreement dated
                 March 26, 2001

     10.3     -- Axenohl License Agreement dated November 24, 1999

     10.4 (8) -- Weaver - Roach X Assignment dated January 4, 2001

     10.5 (9) -- Dodo Agreement dated March 5, 2001 [CONFIDENTIAL TREATMENT
                 REQUESTED FOR CERTAIN OMITTED INFORMATION FILED SEPARATELY]

     10.6     -- Promissory Note of Michael L. Krall

     10.7     -- Promissory Note of Gary Brownell

     10.8 (9) -- Nutripure Dealer Agreement

     10.9 (9) -- Sales Finance Agreement

     11       -- Statement re: computation of per shares earnings

     21       -- Subsidiaries of the Registrant

(1) Incorporated by reference from Form SB-2 registration statement SEC File # 333-00434 effective August 8, 1996
(2) Incorporated by reference from S-3 registration statement, SEC File #333-36248 effective on May 17, 2000
(3) Incorporated by reference from S-3 registration statement, SEC File #333-55758 effective on February 26, 2001
(4) Incorporated by reference from S-3 registration statement SEC File #333-61664 filed on May 25, 2001
(5) Incorporated by reference from pre-effective amendment no. 1 to S-3 registration statement SEC File #333-61664 filed on July 10, 2001
(6) Incorporated by reference from pre-effective amendment no.2 to S-3 registration statement SEC File #333-61664 filed on August 13, 2001
(7) Incorporated by reference from Current Report on Form 8-K filed on May 24, 2001
(8) Incorporated by reference from Form 10-QSB/A for the six month period ended January 31, 2001 filed on August 13, 2001
(9) Incorporated by reference from Form 10-QSB/A for the nine month period ended April 30, 2001 filed on October 8, 2001

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE MEDICAL SERVICES

/s/ MICHAEL L. KRALL                             October 17, 2001
----------------------------------------         --------------
Michael L. Krall, Chairman/President/CEO



Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                     TITLE                                      DATE


/s/ DENNIS BROVARONE     Director                               October 17, 2001
------------------------                                        ----------------
Dennis Brovarone


/s/ GARY BROWNELL        Chief Financial Officer and Director   October 17, 2001
------------------------                                        ----------------
Gary Brownell


/s/ PATRICK GALUSKA      Director                               October 17, 2001
------------------------                                        ----------------
Patrick Galuska


/s/ MICHAEL L. KRALL     President/CEO and Director             October 17, 2001
------------------------                                        ----------------
Michael L. Krall

/s/ EUGENE PEISER        Director                               October 17, 2001
------------------------                                        ----------------
Eugene Peiser

/s/ DONNA SINGER         Executive Vice President and Director  October 17, 2001
------------------------                                        ----------------
Donna Singer