Form 10QSB/A
period 2001-04-30
INNOVATIVE MEDICAL SERVICES
filed 2001-10-19
CIK 1006028

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
                                                       ============    ============

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------
                                                           For the Nine Months Ended  For the Three Months Ended
                                                                   April 30                     April 30
                                                                   --------                     --------
                                                               2001          2000           2001          2000
                                                           -----------    -----------    ---------    ---------
Net sales                                                  $ 1,462,586    $ 1,574,840    $ 701,146    $ 357,845
Cost of sales                                                  894,457        809,301      469,941      234,249
                                                           -----------    -----------    ---------    ---------

Gross profit                                                   568,129        765,539      231,205      123,596
                                                           -----------    -----------    ---------    ---------

Selling expenses                                               483,605        406,377      206,439      147,947
General and administrative expenses                          1,329,340      1,154,143      389,846      582,880
Research and development                                       268,203         84,496      185,400       40,380
                                                           -----------    -----------    ---------    ---------
                                                                                                      ---------
Total operating costs                                        2,081,148      1,645,016      781,685      771,207
                                                           -----------    -----------    ---------    ---------

Operating income (loss)                                     (1,513,019)      (879,477)    (550,480)    (647,611)
                                                           -----------    -----------    ---------    ---------

Other income and (expense):
Interest income                                                 25,932          4,218        2,770        1,714
Interest Expense                                               (11,100)       (65,286)      (1,455)     (29,772)
                                                           -----------    -----------    ---------    ---------

Total other income (expense)                                    14,832        (61,068)       1,315      (28,058)
                                                           -----------    -----------    ---------    ---------

Income (loss) before income taxes, minority
    Interest in subsidiary operations and
    change in accounting principle                          (1,498,187)      (940,545)    (549,165)    (675,669)

Federal and state income taxes                                   1,200            600          800          200
                                                           -----------    -----------    ---------    ---------

Income (loss) before minority interest in subsidiary
    operations and change in accounting principle           (1,499,387)      (941,145)    (549,965)    (675,869)

Minority interest in subsidiary operations                      14,972         26,718           --       26,718
                                                           -----------    -----------    ---------    ----------
Net income (loss) before cumulative
    change in accounting principle                          (1,484,415)      (914,427)    (549,965)    (649,151)

Cumulative effect of change
    in accounting principle                                         --         79,896           --           --
                                                           -----------    -----------    ---------    ---------
                                                                                                      ---------
Net income (loss)                                          $(1,484,415)   $  (834,531)   $(549,965)   $(649,151)
                                                           ===========    ===========    =========    =========


Net income (loss) per common share before change
    in accounting principle (basic)                        $     (0.24)   $     (0.17)   $   (0.09)   $   (0.12)
Cumulative effect of change
    in accounting principle                                         --           0.02           --           --
                                                           -----------    -----------    ---------    ---------
Net income (loss) per common share (basic)                 $     (0.24)   $     (0.15)   $   (0.09)   $   (0.12)
                                                           ===========    ===========    =========    =========

Net income (loss) per common share before change
    in accounting principal (diluted)                      $     (0.24)   $     (0.16)   $   (0.09)   $   (0.12)
Cumulative effect of change
    in accounting principle                                         --           0.01           --           --
                                                           -----------    -----------    ---------    ---------
Net income (loss) per common share (diluted)               $     (0.24)   $     (0.15)   $   (0.09)   $   (0.12)
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
                                                          ============= =============

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                                             For the Nine Months Ended
                                                                                      April 30
                                                                                 2001           2000
                                                                            -----------    ------------
Cash flows from operating activities
 Net income (loss)                                                          $(1,484,415)   $  (834,531)

 Adjustments to reconcile net income to net cash provided by operating activities:
   Amortization                                                                  63,579             --
   Depreciation                                                                 143,602        115,324
   Minority interest in subsidiary operations                                   (61,697)        75,082
 Changes in assets and liabilities:
   (Increase) decrease in restricted cash                                       204,887          4,613
   (Increase) decrease in accounts receivable                                     2,961       (223,938)
   (Increase) decrease in due from officers and employees                       (66,183)       122,877
   (Increase) decrease in prepaid expense                                        (5,830)         7,758
   (Increase) decrease in inventory                                             (27,473)       (22,075)
   (Increase) decrease in deposits                                                5,956         (6,508)
   (Increase) decrease in goodwill                                                   --          6,750
   (Increase) decrease in intangible assets                                          --        (49,525)
   Increase (decrease) in accounts payable                                      171,300       (272,987)
   Increase (decrease) in accrued liabilities                                    20,882         12,641
                                                                            -----------    -----------
     Net cash provided (used) by operating
          activities                                                         (1,032,431)    (1,064,519)
                                                                            -----------    -----------

Cash flows from investing activities
   Purchase of property, plant and equipment                                    (87,202)      (316,852)
   Purchase of patent and licenses                                             (453,475)      (150,465)
                                                                            -----------    -----------

      Net cash (used) in investing activities                                  (540,677)      (467,317)
                                                                            -----------    -----------

Cash flows from financing activities
   Proceeds from debt obligations                                               200,000        121,300
   Payments on debt obligations                                                (210,593)      (306,956)
   Proceeds from sale of common stock                                           982,471      3,108,655
                                                                            -----------    -----------
      Net cash provided by financing activities                                 971,878      2,922,999
                                                                            -----------    -----------

      Net increase (decrease) in cash and cash
          equivalents                                                          (601,230)     1,391,163

Cash at beginning of period                                                   1,121,316         22,056
                                                                            -----------    -----------

Cash at end of period                                                       $   520,086    $ 1,413,219
                                                                            ===========    ===========

Supplemental disclosures of cash flow information
   Cash paid for interest paid                                              $    11,100    $    65,286
   Cash paid for taxes paid                                                 $     1,200    $       600
   Noncash investing and financing activities:
   Value of shares issued in exchange for Nutripure.com minority interest   $   550,011    $        --
   Value of shares issued in exchange for ETI H2O                           $   140,953    $        --

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

Note 2.   Stock Dividend and Share Exchange

          In December 1999, Innovative Medical Services formed a wholly owned subsidiary, Nutripure.com, to capitalize on internet commerce opportunities focusing on health and wellness. Total authorized capitalization of the corporation was 50,000,000 shares of common stock at $.001 par value. IMS purchased 8,000,000 shares and the newly formed board of directors of the subsidiary purchased 900,000 shares all at par value. In February of 2000 the corporation raised $550,000 in a private placement of 1,100,000 at $0.50 per share. At this point the minority interest represented 20% of the outstanding common stock of the corporation. Minority interest payable and income from operations were first recognized in the consolidated financial statements in the quarter ended 4/30/2000. On October 24, 2000, the Company issued 183,337 shares of common stock valued at $550,011 ($3.00 per share) in exchange of 1,100,000 shares of Nutripure.com stock representing the 10% minority interest outstanding shares of Nutripure.com, which were originally purchased for $.50 cents per share. Management of Nutripure.com did not exchange shares. Shares held by Management were eliminated by a reverse split, effective March 16, 2001.

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

Note 6.   Write Down of Impaired Assets

          Ampromed was purchased in October of 1998 to enable the Company to take advantage of the lucrative markets for medical and dental supplies in Brazil and other South American countries and to later introduce and distribute its water purification products to these markets. Since the acquisition the economic conditions in the region have declined and implementation of the project has been delayed. The Company no longer has immediate plans to import medical and dental supplies into Brazil but believes, however, that Ampromed is a vital part of its plan to market and sell "Axenohl", RoachX and the Nutripure line of water treatment products. The Company believes there is considerable value in owning a Brazilian Limitada but the Company has reassessed the value of the goodwill the customer list it purchased Statement of Financial Accounting Standards No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of) requires an entity to review long-lived assets and identifiable intangible assets when, among other factors, there is a change in the extent or manner in which an asset is to be used or when there is a significant change in the business climate that could affect the value of an asset. Because the Company suspended its plans to market medical and dental supplies in Brazil in May of 2000 the Company believes the Goodwill and Customer List should be written off, and the value of the Limitada license to do business in Brazil should be written down to what it would cost to acquire in today's market. This is estimated to be approximately $150,000 which will be amortized over its expected useful life of 15 years. The total reduction of assets from this restatement was $505,400. Because the effect of the write-down on the statements of operations presented was only a $2,100 they have not been restated. Instead the adjustment will be made in the fourth quarter of 2001.

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

During the quarter, the Company completed the acquisition of a new pesticide technology. The EPA-approved RoachX(R) was the first product to launch from the line, and the Company has submitted for and anticipates EPA approval for AntX. RoachX is over 96% effective in three to four days with one application for indoor and outdoor eradication of cockroaches, and can be used near children and food preparation areas. Boric acid is a well-known and effective deterrent of cockroaches and will kill them on contact, but cockroaches do not naturally eat the repellent. Although many pesticide products contain boric acid as the listed active ingredient, the Company believes RoachX to be new because of the combination of boric acid and glycerin in a colloidal suspension to create three unique results: 1) The formula protects the boric acid from water and humidity,
2) The cockroaches perceive formulation as food and will actually eat the glycerin-encapsulated boric acid, and 3) The formula acts as a time-released pesticide, allowing the cockroach to return to the nest before it dies and then becomes a "bait station" for other roaches in the colony. The product line, containing particular formulas for specific pests, provides excellent results against cockroaches, ants, palmetto bugs, silverfish, waterbugs, ticks, fleas, lice and garden pests. RoachX is available through Vopak (formerly Van, Waters & Rogers) and members of the Speckoz group of nine regional independent wholesalers.


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

Currently, water dealer program sales consist mostly of sales of other manufacturers' products to independent dealers. Revenue is recognized on sales to dealers as shipped since the Company currently does not sell to third party customers of the dealers. Revenues of silver ion and pesticide products are recognized on shipment where the sale is made f.o.b. shipping point.

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


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2001 VERSUS NINE MONTHS ENDED APRIL 30, 2000

Revenues of $1,462,600 in the nine months ended April 30, 2001 were 7% lower than the $1,574,800 in revenues reported for the nine months ended April 30, 2000. The decrease was due to a decline in sales of Fillmaster pharmaceutical purification systems and filter replacements in the current nine-month period. Management believes the decline in Fillmaster revenues was due to multiple factors, including the fact that the market for pharmacy products is maturing in that there is a decreasing number of pharmacy chains that do not have water filtration products, and that the Company has sold systems to most major chains. The focus for further Fillmaster sales will be on incremental and upgrade sales to individual pharmacies within current chain accounts, although the Company is still actively pursuing Fillmaster sales to remaining chains. Management expects to close such volume sales to new chains in the coming year, and, as in prior years, those sales will result in spikes in Fillmaster revenues because of the nature of a bulk sale of a rollout to a new customer as compared to the continued, slower rollout of systems to new and remodeled stores of existing customers. The Company works to retain customers with its Customer Service Plan 2000, a multi-year service and warranty contract. Fillmaster customers that subscribe to the Company's Customer Service Plan have contracted to continue purchasing; otherwise, customers do not have an obligation to continue historic purchasing patterns.

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

The Company's liquidity is unaffected by the financing program offered to participating dealers in the Nutripure water dealer program. The Company receives funds from its primary lender and disperses the funds to the dealer, less a commission charged by the Company, upon completion of the contract. The primary lender disperses funds to the Company. The Company records a liability when the funds are received and relief of liability when funds are dispersed, and the Company does not retain liability on the credit exended.

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

ITEM 5.
OTHER INFORMATION
Not applicable.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K
         (A)      EXHIBITS
                  10.5  -- Dodo Agreement dated March 5, 2001
                  [CONFIDENTIAL TREATMENT REQUESTED FOR CERTAIN OMITTED
                   INFORMATION FILED SEPARATLEY]
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

                                     INNOVATIVE MEDICAL SERVICES
                                     (Registrant)


                           By:       /s/ Michael L. Krall
                                     -------------------------------
                                     Michael L. Krall, President/CEO
                                     October 8, 2001



                           By:       /s/ Gary Brownell
                                     --------------------------------------
                                     Gary Brownell, Chief Financial Officer
                                     October 8, 2001