Form 10KSB
period 2001-07-31
INNOVATIVE MEDICAL SERVICES
filed 2001-10-29
CIK 1006028

Form 10-KSB

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934
                     For the fiscal year ended July 31, 2001
                         Commission file number 0-21019

                           INNOVATIVE MEDICAL SERVICES
                           ---------------------------
             (Exact name of registrant as specified in its charter)

                   California                      33-0530289
         ---------------------------------------------------------
        (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)         Identification No.)

                 1725 Gillespie Way, El Cajon, California 92020
                -----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                  Registrant's Telephone Number: (619) 596-8600

           Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                 --------------
                                (Title of Class)

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                 --------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes |X| No| |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year: $2,409,700

State the aggregate market value of the voting stock held by non-affiliates of the registrant: Approximately $15,693,000 as of October 25, 2001.

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 6,974,699 shares of common stock as of October 25, 2001.

Documents incorporated by reference: Certain exhibits

PART I

ITEM 1.  DESCRIPTION OF BUSINESS
Company Overview
----------------
Innovative Medical Services began as a provider of pharmaceutical water purification products. Although our current revenues are still primarily from the pharmacy industry, we have expanded from our niche pharmacy market into other, broader markets with new products, including residential and commercial water filtration systems, health and wellness-related retail and e-commerce merchandise, silver ion bioscience technologies and boric acid based pesticide technologies.

The Fillmaster(R) pharmaceutical water purification, dispensing and measuring products include the Pharmapure(R) water purification system, the FMD 550 dispenser, the patented Fillmaster 1000e computerized dispenser and the patented Scanmaster(TM) bar code reader. We also market proprietary National Sanitation Foundation certified replacement filters for the Fillmaster Systems.

Our Nutripure(R) line of water treatment and filtration systems includes the Nutripure 3000S-Series whole-house water softening systems, the Nutripure Elite reverse osmosis point-of-use systems, the Nutripure 2000 countertop water filtration system and the Nutripure Sport filtered sport bottle. We distribute our various Nutripure products in several ways, including retail sales, catalogue placement, business-to-business sales, internet promotion and in-home sales presentations.

Through our subsidiary Nutripure.com, we operate an e-commerce health website, Nutripure.com(TM), that distributes Bergen Brunswig products. We provide consumers a wide variety of vitamins, minerals, nutritional supplements, homeopathic remedies and natural products. In addition to merchandise, the site offers comprehensive health and wellness information in an easy-to-access, intuitive reference format.

We have obtained worldwide manufacturing and marketing rights for advanced silver ion technologies. Axenohl(TM) is a patented, non-toxic aqueous disinfectant. The use dilution formulation of Axenohl is called Axen(TM). The EPA registration for use of Axenohl and Axen as hard surface disinfectants has been issued, and we plan to pursue additional EPA, USDA and FDA regulatory approvals for other applications. Additional possible uses for this product include wound care, topical infection care and personal disinfecting retail products, which may require FDA approvals, as well as municipal water treatment and point-of-use/point-of-entry water treatment products, which may require additional EPA approvals.

We expanded our bioscience division by acquiring a new pesticide technology during the year. The product line contains particular formulas for specific pests and targets cockroaches, ants, palmetto bugs, silverfish, waterbugs, ticks, fleas, lice and garden pests. We are marketing the first product from the line, the EPA-approved RoachX(TM), to the pest control industry through the two largest pest control wholesalers in the United States. We have submitted for and anticipate EPA approval for AntX(TM), the next product in the line. We are ready to begin selling AntX as soon as approval is received.


History
-------
Innovative Medical Services was incorporated in the State of California on August 24, 1992, to pursue the immediate business of manufacturing and marketing the Fillmaster and subsequently a broadly based business of delivering advanced technology, equipment and supplies to not only the pharmacy industry, but also other healthcare markets and to retail consumers.

In the past five years, Innovative Medical Services transitioned from a one-product company supplying a niche market to a multi-division company managing new products and programs. In addition to expanding the Fillmaster product line with the Fillmaster 1000e and the Scanmaster, we launched a line of residential water treatment and filtration products and several other health related retail products. We distribute many of the new products through distribution channels established by sales of Fillmaster Systems to retailers. We also launched a strong e-commerce initiative and entered the bioscience arena with our silver ion disinfecting technologies and our boric acid based pesticide technologies

In October 1998, Innovative Medical Services acquired AMPROMED, Rio de Janeiro, Brazil, and certain assets of Export Company of America Inc. (EXCOA), Fort Lauderdale, FL, and established a new Nevada corporation to hold and operate the export/import operation. AMPROMED's primary business is the sale of medical, dental and veterinary disposable products. In addition to medical supplies, we plan to distribute water treatment and silver ion products to Brazil through AMPROMED. Since the acquisition, the economic conditions in the region have declined and implementation of the project has been delayed. We no longer have immediate plans to import medical and dental supplies into Brazil but we believe, however, that Ampromed is a vital part of our plan to market and sell Axenohl, RoachX and the Nutripure line of water treatment products.

In December 1999, we formed a wholly owned subsidiary, Nutripure.com, to capitalize on internet commerce opportunities focusing on health and wellness. In January 2000, we began the process to spin off Nutripure.com as a separate public company. During the intervening time, adverse market conditions for solely internet-based ventures eroded Management's confidence in the viability of a public market for Nutripure.com common stock. Therefore, in October 2000, our Board of Directors elected to retain Nutripure.com as an operating division of Innovative Medical Services in order to minimize the substantial administrative expense associated with launching and operating a public company.

Principal Products and Markets

WATER TREATMENT DIVISION

Pharmaceutical Water Treatment
Fillmaster(R) The Fillmaster dispensing apparatus, connected to the Pharmapure(R) reverse osmosis water filtration system, provides measured amounts of purified water for reconstitution of liquid oral antibiotics and certain other pharmacy applications. Pharmapure is a six-stage water purification unit featuring an electronic water purity testing module and an auxiliary faucet for dispensing purified water. Fillmaster is a calibrated volumetric measuring and dispensing apparatus. The entire system (the "Fillmaster System") integrates with the building's tap water plumbing and is closed and pressurized to prevent contamination.

The Fillmaster System saves time and money for pharmacies. According to our testing, the Fillmaster has a fill rate at least three times that of previous bottle-and-hose methods, and direct and indirect costs associated specifically with bottled water are reduced or eliminated. Pharmacy storage space can be reallocated to more profitable items, labor savings accompany the efficiencies, and the expense of bottled water purchases of up to $1.25 per gallon is replaced by one annual filter change. Under optimum usage, a pharmacy reduces the cost of "purified water" to approximately $.04 per gallon.

In addition to efficiency and cost savings, the Fillmaster System increases prescription integrity by greatly reducing the possibility of human error while dispensing prescriptions. The patented Fillmaster 1000e employs multiple microprocessors to provide accurate and even-flow dispensing. We sell Fillmaster 1000e dispensers as an upgrade to existing installations and as a component of new installations. The Scanmaster, launched in August 1999, is a pager-sized, modular upgrade to the Fillmaster 1000e. A user simply scans a prescription's NDC bar code in front of the dispenser, and the Fillmaster 1000e displays the product name and required water quantity. The Fillmaster System then dispenses the prescription with one touch of a button. The advanced technology of the Fillmaster 1000e computerized dispenser and the Scanmaster bar code reader ensures accuracy of measurement and assurance of compliance to minimize liability.

This is a finite, niche market in which our significant customers to date consist primarily of domestic retail chain pharmacies. There are approximately 72,000 pharmacies in the United States and Canada, with many thousands more worldwide. Water-mixed antibiotic prescriptions, for which the Fillmaster is primarily used, make up approximately 12.6% of a pharmacy's total prescriptions and approximately 20% of a pharmacy's gross profit. We have installed over 20,000 Fillmaster dispensers in pharmacies across the nation, including Wal-Mart, Walgreens, Albertson's/American Stores, Eckerd, Fred Meyer, Target, CVS, Kroger, Smith's Food and Drug, Longs Drugs, Rite-Aid, Drug Emporium, Fry's, Hi-School Pharmacies, H-E-B, Fleming, Giant and Snyders. Also included in the customer base are many United States Military Clinics, including Bethesda Naval Hospital; the Kaiser Foundation for Medical Care; the Mayo Clinic and several hundred Independent and Hospital Pharmacies.

Fillmaster(R) System Filters We also market unique and proprietary NSF certified filter replacements for the Fillmaster's Pharmapure water purification system, which require changing at intervals of approximately 12 months or sooner as indicated by the purity testing module. The filter replacements represent a significant continuing source of revenues to us.

Customer Service Plan 2000(TM) Innovative Medical Services offers outstanding service to its pharmacy customers with its exclusive Customer Service Plan 2000 (CSP 2000). The CSP 2000 provides an unlimited warranty on all Innovative Medical Services pharmacy products, regardless of age or quantity; significant discounts on maintenance item costs; free software upgrades for the Fillmaster 1000e and Scanmaster; a secure web site that allows pharmacy customers to monitor history, scheduled maintenance and account status; automatic replacement filter shipments; and simplified, annual invoicing. Motivated by the cost savings and the extended warranty coverage, most of our chain customers have entered into multi-year contracts for the CSP 2000.

Residential Water Treatment Products
Nutripure(R) 3000S Series Innovative Medical Services' Nutripure Water Dealer Program offers existing independent water treatment dealers a line of residential water softening and other point-of-use water treatment equipment for sale to the public under IMS' Nutripure brand. In addition, the program provides complementary, industry-unique financing that extends credit to consumers for the purchase of water treatment equipment from participating dealers. We realize revenues from both the sale of Nutripure equipment and the financing.

The Nutripure 3000S Series whole-house water softening systems, like most water softening systems on the market, are typically professionally installed in a customer's basement or garage and require electricity. The Nutripure water softening systems, comprised of a resin tank, brine tank and controller, extract minerals from the water through an ion exchange process. Nutripure 3000 systems are often installed in conjunction with Nutripure Elite systems.

We have formed alliances with independent dealer groups, finance companies and leading equipment component manufacturers to create a marketing program to sell and finance whole-house water treatment systems through existing dealers. We believe this marketing strategy provides consumers and independent dealers a name and image they can trust. The programmable systems come equipped with microprocessors and electronic water meters to monitor daily water usage and provide automatic, demand-based water conditioning. An electronic memory stores operating system information, and battery backup keeps it current if power is lost.

Nutripure(R) Elite The Nutripure Elite line of residential drinking water systems combines reverse osmosis technology with carbon filtration to improve the taste, smell, quality and safety of standard tap water. Reverse osmosis is a water treatment process that removes contaminants from water by using pressure to force the water molecules through a semi-permeable membrane. Carbon, sometimes referred to as activated carbon, is a water treatment medium commonly used for dechlorination and for reducing trace and soluble materials from water.

The Nutripure Elite reverse osmosis filtration system is comprised of a storage tank, a faucet and a water filtration apparatus which includes a sediment filter, pre- and post-carbon filters and a reverse osmosis membrane. Nutripure Elite requires neither professional installation nor electricity to operate. The Nutripure Elite system filters to .001 micron and reduces heavy metals, chemicals and microorganisms, such as cryptosporidium and giardia, as well as reducing bad taste and odor from drinking water. A micron is a measurement unit equal to one millionth of a meter. Micron measurements are applied to water filtration systems to indicate the particle size at which suspended solids larger than that size will be removed.

We distribute Nutripure Elite systems through independent pharmacists, providing them an exclusive health product. Our direct sales force of independent water treatment dealers also distributes the Nutripure Elite system in conjunction with sales of the Nutripure 3000S Series water softening equipment.

Nutripure(R) Elite Filters We also market unique and proprietary filter replacements for the Nutripure Elite residential drinking water systems that require changing every 12 months.

Nutripure(R) 2000 Innovative Medical Services entered the retail venue with its Nutripure 2000 Countertop Water Filtration System. Nutripure 2000, developed specifically for mass merchandising, offers water filtration technology at competitive pricing. Nutripure's professional one-micron, carbon microfilter reduces dirt, chemicals, lead and parasites to improve the taste, quality and safety of tap water. The Nutripure 2000 requires no assembly, mounts directly to a faucet and features a 2,000-gallon capacity filter, an automatic bypass shutoff valve, an electronic monitor that reminds users when to change the filter, and an exclusive filter design that prevents leaking and contamination because water flows only through the completely sealed filter cartridge.

We distribute Nutripure 2000 through retail outlets and catalogues in the United States and Canada. In many cases, product placement is established through existing channels of distribution in retail chains that use Fillmaster equipment in their pharmacies.

Nutripure(R) 2000 Replacement Filters We also market replacement filters for the Nutripure 2000 water system. The Nutripure 2000 contains a 2,000-gallon filter that must be changed every year.

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

RETAIL PRODUCTS DIVISION

Medifier(TM) We also market the Medifier, a patented universal prescription bottle label magnifier. The Medifier holds various sized prescription bottles in position under a magnifier strip that enlarges dosage and use instructions to a clearly readable size. The Medifier is distributed through Innovative Medical Services' existing sales channels, as well as through catalogue sales and promotional products distributors.

E-COMMERCE DIVISION

Nutripure.com(R) We operate Nutripure.com, an e-commerce website providing consumers a wide variety of vitamins, minerals, nutritional supplements, homeopathic remedies and natural products. In addition to products, the website offers comprehensive health and wellness information in an easy-to-access, intuitive reference format. The website also presents the Nutripure 2000 water filtration system.

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

Although sales to date from Nutripure.com are non-material, we have minimized costs related to the operation and promotion of Nutripure.com, and we have plans for strategic partnership and future promotion.


BIOSCIENCE DIVISION

Silver Ionization Technologies Innovative Medical Services obtained worldwide manufacturing and marketing rights to Axenohl(TM) and Axen(TM), advanced silver ion technologies. Axenohl is a patented, non-toxic aqueous disinfectant. The use dilution formulation of Axenohl is called Axen. Based upon proprietary ionization stabilization technology, Axenohl does not include the use of traditional disinfectants such as quaternary ammonium salts, phenols, glutaraldehyde, chlorine or bromine compounds. Axenohl enhances the disinfection properties of halogens (chlorine) at reduced levels and is a cost effective, stand alone alternative to halogens in many markets where conventional disinfection methodologies are employed.

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

We obtained our worldwide manufacturing and marketing rights to Axenohl from NVID International, Inc., in a License Agreement dated November 24, 1999 and a Manufacturing, Licensing and Distribution Agreement dated March 26, 2000 which supersedes the November 1999 Agreement.

In November 2000, we closed an acquisition agreement whereby we acquired all of the outstanding common stock of ETIH20, Inc., in exchange for 51,240 shares of its common stock and employment agreements with Andrew Arata and George Duren, the executive officers of ETIH2O, Inc. The primary objective of the ETIH2O purchase was to acquire the testing data, manufacturing rights and capacity to Axenohl held by ETIH2O and to maintain and assure product availability and quality.

In March 2001, the US Patent and Trademark Office issued US Patent Number 6,197,814 for Axenohl. Patent applications have been filed in more than 50 countries and regions, and the World Intellectual Property Organization published the Axenohl International Patent Application on April 22, 1999 under publication number WO 99/18790. The inventor of Axenohl is Mr. Andrew B. Arata, President of ETIH2O Corporation, and the registered patent assignee is NVID International, Inc. Innovative Medical Services entered into a sales, marketing, distribution and manufacturing agreement for particular geographic areas and particular market segments for Axenohl/Axen with NVID International on November 24, 1999. On March 26, 2000, Innovative Medical Services entered into a superseding contract with NVID and ETI-H2O, Inc. of Florida for exclusive, worldwide sales, marketing and distribution rights for Axenohl/Axen. The latter contract is the subject of pending litigation with NVID. The lawsuit seeks a judicial declaration that the Manufacturing, Licensing and Distribution Agreement, dated March 26, 2000 between Innovative Medical Services, NVID, International, Inc. and ETI-H2O does not constitute a binding contract and seeks unspecified damages. The lawsuit does not challenge the binding effect of the Standard Manufacturing Agreements dated November 30, 1998 and September 17, 1999 between NVID, International, Inc. and ETI-H2O and the November 24, 1999 License Agreement between Innovative Medical Services and NVID, International, Inc. The dispute does not affect any of our rights associated with the EPA registrations. Under the registrations, ETI-H2O is the only EPA-approved producer of Axenohl and Axen. Registration under the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA) is required before a product can be sold in the United States. Should NVID prevail in its lawsuit, Innovative Medical Services would be limited by both geography and market segments in its exclusive rights to sell Axenohl.

The EPA registrations for Axen and Axenohl as hard surface disinfectants were granted in June of 2001. With EPA approval the potential uses of Axen could make dramatic improvement in retail hard surface disinfecting products as well as in disinfecting hard surfaces in hospital ERs, surgeries, laboratories, dental and medical offices. We have developed equipment to dispense Axen in measured doses to municipal, commercial and point-of-use water supplies to kill bacteria, viruses and fungi originating from the water source or the delivery infrastructure, but additional EPA approvals may be required for such water treatment applications. To date, no additional EPA applications have been made. We plan to pursue FDA approval in the future, but no applications have been made to date. We are currently researching the FDA approval process and plans to hire an experienced FDA consultant to assist with the process. Potential applications for this product which may require FDA approvals include wound care, topical infection care, and personal disinfecting retail products. We have funded testing with the United Stated Department of Agriculture for use of Axenohl in poultry processing. The USDA reported that the testing was to be completed in June, and we are awaiting the final report that will document the testing results.

Boric Acid Based Pesticide Technologies During the year, we completed the acquisition of a new pesticide technology. The EPA-approved RoachX(R) was the first product to launch from the line, and we have submitted for and anticipate EPA approval for AntX. RoachX is over 96% effective in three to four days with one application for indoor and outdoor eradication of cockroaches, and can be used near children and food preparation areas. Boric acid is a well-known and effective deterrent of cockroaches and will kill them on contact, but cockroaches do not naturally eat the repellent. Although many pesticide products contain boric acid as the listed active ingredient, we believe RoachX to be new because of the combination of boric acid and glycerin in a colloidal suspension to create three unique results: 1) The formula protects the boric acid from water and humidity, 2) The cockroaches perceive formulation as food and will actually eat the glycerin-encapsulated boric acid, and 3) The formula acts as a time-released pesticide, allowing the cockroach to return to the nest before it dies and then becomes a "bait station" for other roaches in the colony. The product line, containing particular formulas for specific pests, provides excellent results against cockroaches, ants, palmetto bugs, silverfish, waterbugs, ticks, fleas, lice and garden pests. RoachX is available through Vopak (formerly Van, Waters & Rogers) and members of the Speckoz group of nine regional independent wholesalers.

We believe that with RoachX and AntX we are well positioned to capitalize on the recent federal restrictions on poisonous pesticides and the subsequent industry trend of eliminating spray pesticides and increasing the use of bait-style products like RoachX and AntX. The U.S. Environmental Protection Agency classifies chemicals according to its published "Toxicity Rating Scale". The scale lists Categories I, II, III and IV and defines them as Highly Toxic, Moderately Toxic, Slightly Toxic and Not Toxic. The EPA has placed Boric Acid, the active ingredient in RoachX, in Toxicity Category III: Slightly Toxic. Boric Acid is in the "least toxic" EPA category and is 96-100% effective, as tested by the USDA. Many states, including California, New York and Florida, have legislated to eliminate pesticide spraying in public schools and move to 100% IPM (integrated pest management) practices, such as using baits.

Competition
Although we have only one known competitor in our pharmaceutical water purification market, we face very strong competition in the residential water treatment markets where many large, long-established competitors currently hold most of the market share and have the capital resources available to invest in large national marketing campaigns. The market for Axenohl is highly competitive because we must work to displace traditional disinfecting technologies sold by well-known international industry leaders. The market is similar for RoachX. Although recent changes in EPA regulations may ease our ability to enter the market, ongoing strong market presence of existing pesticide companies may make it difficult to compete. On June 8, 2000, the United States EPA reclassified the Dow Chemical product Dursban (also sold as Lorsban). Over 800 products containing the organophosphate pesticide chlorpyrifos are reclassified and now may only be sold in a significantly diluted form. Sales of original, stronger formulations of such products to retailers ended February 1, 2001, and retailers must remove the products from shelves by December 31, 2001. The current formulations are also banned for commercial and agriculture professionals as of December 31, 2000. Professional pest control companies must use a 100 to 1 diluted version of the current product strength and obtain a waiver of responsibility from the home or business owner. As of June 6, 2001, the product underwent a further 10 to 1 dilution, creating a 1000 to 1 diluted treatment. The online marketing arena is highly competitive, and with our minimal promotion of Nutripure.com, revenues are not expected to be realized in the foreseeable future. We recognize that innovative marketing methods are required in such competitive markets. We work to focus on the high quality and value price of our products in their markets.

Patents and Intellectual Property
We own patents on Medifier and the Fillmaster 1000e Electronic Dispenser and have a patent application pending for Roach X. Except for the Nutripure whole-house water treatment systems, our other water treatment products are comprised of combinations of our own proprietary components, custom made components and patented, off-the-shelf components and are assembled and packaged by us. The Nutripure whole-house water treatment system sold through the Nutripure dealer program is purchased from USFilter as a private label product manufactured specifically for Innovative Medical Services. USFilter uses patented key components in its product.

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

A patent application for RoachX and related products was filed in February 1998 to protect a nonaqueous form of insecticide consisting of a desiccant, preferably boric acid, with additional ingredients for binding, stability and target insect attraction.

We have licensed patented Axenohl/Axen silver ion technology from NVID International, Inc. The patent for Axenohl/Axen expires in March 2018 and protects a non-toxic environmentally friendly aqueous disinfectant for specific use as prevention against contamination by potentially pathogenic bacteria and virus. The aqueous disinfectant is formulated by electrolytically generating silver ions in water in combination with a citric acid. The aqueous disinfectant may include a suitable alcohol and/or a detergent.

We obtained our worldwide manufacturing and marketing rights to Axen/Axenohl from NVID International, Inc., in a License Agreement dated November 24, 1999 and a Manufacturing, Licensing and Distribution Agreement dated March 26, 2000 which supersedes the November 1999 Agreement.

The November 1999 license agreement granted us a three year marketing and distribution license for the following markets:

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

In accordance with this agreement and the superseding March 2000 agreement, we began paying a licensing fee of $70,000 to NVID at the rate of $10,000 per month one month after we began selling Axenohl in the Point of Use or Healthcare Markets. We were also obligated to pay up to $20,000 to NVID and $50,000 to the third party laboratory conducting the EPA certification testing and $29,500 to the Department of Agriculture for a one year research and testing agreement. We have made these payments as well as funding all other testing expenses. We are also obligated to pay a royalty to NVID equal to fifteen percent of the manufactured cost of Axenohl sold pursuant to the agreement and up to twenty percent of any licensing fees we receive granting licenses to use Axenohl in the Food Processing Market. The agreement automatically renews for additional three year terms provided there have been no breaches of the agreement which have not been cured within thirty days of notice thereof.

The superseding March 2000 agreement was an agreement by and among Innovative Medical Services, NVID International, Inc. and ETIH2O, Inc. ETIH20, Inc. is the manufacturer of Axen/Axenohl. The agreement granted us an exclusive worldwide license to market and distribute Axen/Axenohl and all related products for all markets. This agreement also granted us the right to manufacture Axenohl in the event NVID was unable to deliver Axenohl to us. The agreement included the prior agreement obligations of ours to begin paying a licensing fee of $70,000 to NVID at the rate of $10,000 per month one month after we began selling Axenohl in the Point of Use or Healthcare Markets. We agreed to pay up to $70,000 to the third party laboratory conducting the EPA certification testing. The agreement also confirmed that we had paid NVID and ETIH2O approximately $80,000 which included the $29,500 which was to have been paid to the Department of Agriculture for a one year research and testing agreement. We originally agreed to pay the Department of Agriculture fee directly, but, subsequently, at the request of NVID, we paid NVID the $29,500 specifically designated for the Department of Agriculture research project. NVID acknowledged receipt of the $29,500 in the March 2000 contract. The agreement requires a royalty to NVID equal to fifteen percent of the manufactured cost of Axenohl sold pursuant to the agreement and up to fifty percent of any licensing fees we receive granting licenses to use Axenohl in all markets.

In November, 2000, we closed an acquisition agreement whereby we acquired all of the outstanding common stock of ETIH20, Inc., in exchange for 51,240 shares of our common stock and employment agreements with Andrew Arata and George Duren, the executive officers of ETIH2O, Inc. The primary objective of the ETIH2O purchase was to acquire the testing data, manufacturing rights and capacity to Axenohl held by ETIH2O and to maintain and assure product availability and quality.

Manufacturing
The Fillmaster and Nutripure water systems are assembled primarily from custom manufactured components. It is our goal to perform minor manufacturing in our facility to minimize wages, equipment expense and insurance. No components of the systems have permanent or unequivocally restricted availability. Many manufacturers are available to produce the components, and a change in suppliers would result in virtually no lost production.

The original Fillmaster dispenser and the new Fillmaster 1000e dispenser are both assembled mostly from proprietary and custom parts fabricated to our specifications from injection-molded plastic and fabricated acrylic.

The Nutripure Sport bottle is also assembled from proprietary and custom components manufactured under exclusive agreements with several different manufacturers. Alternative manufacturers exist, and a change in suppliers would result in virtually no lost production. There are no plans to alter production methods.

Research and Development
Research and Development costs that have no alternative future uses are charged to operations when incurred and are included in operating expenses. The total amounts charged to Research and Development expense were $292,964 and $114,756 in the fiscal years ended July 31, 2001 and 2000, respectively.

Employees
As of October 19, 2001, Innovative Medical Services employed thirty-two people, twenty-nine of whom are full-time individuals whose principal responsibilities are: product assembly and shipping (nine employees), sales, marketing and customer service (ten employees), research and development (five employees) and administration (eight employees). We choose to outsource more expensive, specialized functions including public relations, graphic design and selected engineering projects.

ITEM 2.  PROPERTIES
Our business operates in an 11,255 square foot facility located in a light industrial/office park in El Cajon, California. This location houses all administrative, executive, sales, assembly, shipping and manufacturing functions. The space is leased from an unaffiliated third party under a sixty-five month agreement commencing on July 1, 1996. The monthly rental is $0.69 per square foot plus $0.14 per square foot for maintenance of common areas. There is also a fixed yearly increase of 4%. We have also signed an amendment to the lease to allow for an option to lease the building for an additional five years.

ITEM 3.  LEGAL PROCEEDINGS
The following is an update of developments in the previously disclosed litigation involving Innovative Medical Services filed in the Circuit Court of Pinellas County, Florida by Zedburn Corporation, against us for breach of contract in October 1997. The breach of contract alleged was for payment of fees for Mr. David Reitz's and Mr. Steven Durland's services of arranging a public offering of our common stock. We have filed counterclaims based upon the Racketeer Influenced and Corrupt Organization (RICO) Act against David Reitz, Zedburn Corporation, Capital Development Group, Steven Durland and other defendants. It is our position that Mr. Reitz and others perpetrated a scheme to defraud us of cash fees and securities in connection with purported services of arranging a public offering of our common stock. In October 1997, Mr. Reitz and Zedburn filed for protection under the Federal bankruptcy laws. In August 1998, Mr. Reitz voluntarily dismissed his bankruptcy and as a result thereof we have named Mr. Reitz as a defendant to our counterclaims.

We believe that the defendants had perpetrated similar schemes against other parties. We also believe we have substantially completed discovery and complied compelling evidence to prove our claims.

Several of the Defendants filed Motions to Dismiss our counterclaims. A hearing on the Motions was held on October 1, 1998. Certain of the Motions were granted pending our amendment of our Counterclaim. We amended our Counterclaims in accordance with the judge's rulings. Certain Defendants filed second Motions to Dismiss the amended Counterclaims. A hearing on these latest motions was held in March 1999, before a different judge than the judge who ruled on the first motions. On April 20, 1999, Orders were entered granting the Defendants' Motions to Dismiss. However these Orders did not state the basis for the Orders, nor was our legal counsel provided notice of the Orders or a copy of the new judge's correspondence offering a "formal ruling" upon request. In May 1999, we filed an Appeal of the Orders and Motions for Reconsideration based upon inconsistency of the Orders with the previous judge's rulings and the lack of notice to us. We intend to pursue a trial as soon as possible. In August 2001, the Court of Appeals reversed the trial court's ruling and reinstated our claim against the defendants with the exception of Innovative Medical Services' RICO action.

We have neither accrued a liability in our financial statements regarding this litigation nor disclosed the matter in the footnotes thereof. We have not done so because we do not believe there is any merit to Mr. Reitz's claims and that the likelihood that we will realize a loss from these matters is believed remote. In addition, we believe that in the unlikely event that we settle, the amount of any such settlement would not be material to our financial statements.

We have filed an action against John Woodard, former Vice President of Sales, in Superior Court in the State of California in April 2000. We alleged Mr. Woodard violated his non-competition/non-disclosure agreement and provided proprietary information, including information regarding our Fillmaster line of products and Fillmaster customer base, to Fresh Water Systems, Inc. We alleged the misappropriation of customer lists, equipment service and maintenance schedules, equipment data, business plans and research and development secrets. We are seeking monetary damages and injunctive relief.

We have also filed an action against Fresh Water Systems, Inc., Steven Norvell, Brian Folk and Eric Norvell in Superior Court in the State of California. The action was filed in August 2000 and amended in October 2000. We allege Fresh Water Systems and its officers and directors misappropriated trade secrets obtained from former employees of ours, engaged in unfair competition in violation of the California Unfair Practices Act, tortious interference with contractual relations, tortious interference with prospective business advantage, fraud, trade libel and conspiracy with regard to the Fillmaster line of products and Fillmaster customer base. We are seeking monetary damages and injunctive relief.

The previously reported action against Eckerd Corporation has been settled.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to shareholders in the fourth quarter of the fiscal year.


PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     (1) Market Information: Innovative Medical Services' common stock is traded on the NASDAQ SmallCap Market under the symbol "PURE".
     (2) High and Low Bid Prices: The following table sets forth high and low bid prices for each fiscal quarter, as reported by NASDAQ, for the last two fiscal years. Such quotations represent inter-dealer prices without retail mark-ups, mark-downs, or commissions and, accordingly, may not represent actual transactions.

                         Fiscal 2001                               Fiscal 2000
           Quarter Ended        High       Low      Quarter Ended          High       Low
           -------------------------------------    -------------------- --------- -----------
           July 31, 2001        $2.68     $2.52     July 31, 2000        $1.969    $1.250
           April 30, 2001       $1.81     $1.75     April 30, 2000       $4.188    $1.594
           January 31, 2001     $4.032    $3.75     January 31, 2000     $6.875    $1.375
           October 31, 2000     $2.70     $2.21     October 31, 1999     $4.188    $1.500


     (3) Security Holders: As of October 19, 2001, we had approximately 115 holders of record of our common stock. This does not include beneficial owners holding common stock in street name. The closing price per share on October 25, 2001 was $2.25.
     (4) Dividend Plans: We have paid no common stock cash dividends and have no current plans to do so. In January 2000, we declared a dividend in kind of Nutripure.com common stock. The record date and distribution date were to be set following completion of the registration of Nutripure.com as a reporting issuer with the Securities and Exchange Commission. In October 2000, the Board of Directors of Innovative Medical Services determined that in light of adverse market conditions for solely internet-based enterprises, a public market for Nutripure.com common stock may not be viable. Therefore, the Board amended its declaration of a Nutripure.com dividend to a dividend of Innovative Medical Services' common stock. On November 20, 2000, we distributed one share of Innovative Medical Services' common stock for every fifty shares held of record on November 6, 2000 with fractional shares rounded up to the nearest whole share.
     (5) Preferred Stock: There are no shares of preferred stock presently outstanding.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations Fiscal 2001 vs. Fiscal 2000
During the quarter, we began to realize revenues from multiple product lines in our different divisions. In order to be more informative regarding distribution of revenues, discussion of revenues will be in terms of our water treatment, silver ionization and pesticide divisions.

Revenues of $2,409,700 in the fiscal year ended July 31, 2001 were 45% higher than the $1,661,500 in revenues reported for the fiscal year ended July 31, 2000. The increase was due to increases in revenues in all of our company divisions. Water treatment division sales were $2,086,100, silver ionization division sales were $320,300 and pesticide division sales were $32,200.

Currently, water dealer program sales consist mostly of sales of other manufacturers' products to independent dealers. Revenue is recognized on sales to dealers as shipped since we currently do not sell to third party customers of the dealers. Revenues of silver ion and pesticide products are recognized on shipment where the sale is made F.O.B. shipping point.

Gross profit for the year ended July 31, 2001 was $1,047,100 versus $564, 000 in 2000. Gross profit percentage of 43% in 2001 was higher versus 34% in 2000. The increase in gross profit percentage was largely due to higher margins associated with our pesticide and silver ion technology product lines.

Net loss for the year ended July 31, 2001 was $1,782,200 versus net loss of $2,384,100 for the same period in 2000. During the year, General and Administrative expenses increased 1% or $18,000 from $1,772,500 in fiscal 2000 to $1,790,500 in fiscal 2001. Selling expense increased approximately $186,700, or 31%, from $595,100 in 2000 to $781,800 in 2001 because of increased costs associated with development of marketing materials, hiring of additional sales personnel, trade shows and product launches for the Nutripure dealer program, and the silver ion and pesticide divisions.

In addition to the ongoing expansion of the water dealer program, distribution of our other products in the Water Treatment Division continues to grow. Although the market for our pharmacy products is maturing in that there is a decreasing number of pharmacy chains that do not have water filtration product, and that we have sold systems to most major chains, Fillmaster sales to additional chain pharmacies are steady, as are replacement filter sales to existing customers. The focus for further Fillmaster sales will be on incremental and upgrade sales to individual pharmacies within current chain accounts, although we are still actively pursuing Fillmaster sales to remaining chains. We work to retain Fillmaster customers with our Customer Service Plan 2000, a multi-year service and warranty contract. Fillmaster customers that subscribe to our Customer Service Plan have contracted to continue purchasing; otherwise, customers do not have an obligation to continue historic purchasing patterns.

We continue to receive reorders and new orders for the Nutripure 2000 countertop water filtration system and the Nutripure Sport Bottle stocked in retail stores in the US, and those retail products are being test marketed in several other mass merchandise chains in the US and Canada. In addition to retail sales, we are conducting a successful direct mail program with Nutripure 2000 and the Nutripure Sport Bottle.

In October 2000, we launched our Nutripure Dealer Program. Revenues from the program began in the third quarter and continue to ramp up as we work to sign up new dealers to the program. We partnered with Automated Payment Services ("APS"), and MBNA to strengthen and streamline the financing program and administration of the Nutripure dealer program. Under the unique Nutripure program, independent water treatment dealers may now offer credit to all prospective customers because the Nutripure program offers competitive, risk-based interest rates. In addition, through APS, dealers can obtain real-time processing and approval information online for their customers.

In January 2001, we announced the acquisition of a new, non-toxic pesticide technology. The acquisition was completed in April 2001 for approximately $160,000. RoachX is the first product to launch, and during the second half of the year, we focused on gaining distribution to more than 40,000 commercial pest control companies through national wholesalers. The commercial industry provides larger dollar volume potential and select and controlled distribution. During the second half of the year, we began receiving purchase orders and shipping RoachX across the United States. The national kickoff will take place at the National Pest Management Association meeting in New Orleans in October 2001.

In March 2001, we signed a five-year contract to provide Axenohl to Dodo & Company, a Korean cosmetics manufacturer and marketer. Under the contract, Dodo & Company will purchase approximately $1.2 million dollars of product from us over five years. In addition to the purchase price, we will receive a royalty on sales of the Axen-containing products. We anticipate that, over the five years, the revenues from Dodo & Company cosmetics royalties will exceed $5 Million. In addition to sales to Dodo cosmetics, other recent sales of Axenohl have been to companies in South Korea for testing purposes. Regulatory clearances have not yet been issued in South Korea.

Liquidity and Capital Resources Fiscal 2001 vs. 2000
From inception through July 31, 2001, we have financed our operations primarily through our initial public offering in August of 1996, by a subsequent private placement in March of 2000, and by other smaller private placement stock sales. We have operated without long-term debt and have no plans to obtain long-term financing in the next twelve months. We believe that sales from our new product lines will not provide sufficient capital resources to sustain operations and fund product development until fiscal year 2001/2002. In the short term, we expect to raise capital through equity sales as necessary to fund future growth until we operate above the break-even point. We continually evaluate opportunities to sell additional equity or debt securities, or obtain credit facilities from lenders to strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

During the fiscal year ended July 31, 2001, our current assets to liabilities ratio decreased from 5.02 to 3.15. Current assets decreased $883,000 from $2,794,400 to $1,911,400. Current assets at July 31, 2001 include a decrease of $914,200 in cash and cash equivalents and a decrease in restricted cash of $204,900 which was pledged against a line of credit which was paid off during the year. Accounts receivable increased $159,400 on increased sales volume. Inventories decreased $85,100 from $796,100 in fiscal 2000 to $711,000 in fiscal 2001 which reflects a changing product mix and more efficient purchasing. Noncurrent assets increased by $734,900 during the year mainly due to an increase in Patents and Licenses of $713,400. Current liabilities increased $50,600 from $556,300 to $606,900. The increase in current liabilities was the net result of an increase in accounts payable and accrued liabilities of $261,200 and a payoff of a line of credit of $210,600.

Our liquidity is unaffected by the financing program offered to participating dealers in the Nutripure water dealer program. We receive funds from our primary lender and disperse the funds to the dealer, less a commission charged by us, upon completion of the contract. The primary lender disperses funds to us. We record a liability when the funds are received and relief of liability when funds are dispersed, and we do not retain liability on the credit extended.

Cash flows used from operations were $1,108,500 in fiscal year 2001 and $1,311,900 in 2000. For fiscal year 2001 cash flows used in investing activities included $40,300 for the purchase of machinery and equipment and $621,100 for the purchase of patents and licenses. In fiscal 2000 cash flows used in investing activities included $503,100 for the purchase of machinery and equipment and for website development and $57,100 for the purchase of patents and licenses. Also, we incurred $230,000 and $148,700 in deferred acquisition costs during fiscal 2001 and fiscal 2000 respectively. Cash flows from financing activities were $1,085,700 in fiscal 2001 and $3,120,100 in fiscal 2000. Financing activities for the current year included a decrease of $210,600 in notes payable. Cash flows from financing activities during the year included the following common stock transactions:

     1. A $250,000 private placement in October 2000 in which we issued 94,340 shares of common stock to six investors at $2.65 per Unit.
     2. A $250,002 private placement in January 2001 in which we issued 83,334 shares of common stock to six investors at $3.00 per Unit. Each Unit contained one share of common stock and a warrant to acquire an additional share of common stock for $4.00 per share up to January 28, 2003.
     3. A $225,000 private placement in April 2001 in which we issued 150,000 shares of common stock to four investors at $1.50 per Unit. As part of this registration we also issued $200,000 of convertible debentures at 10% interest due July 31, 2001. The holders of this debenture are entitled to convert all or any amount over $10,000 of principal face amount and accrued interest into Units each consisting of one share of Common Stock and a Common Stock Purchase Warrant. The conversion price for each Unit shall equal 80% of the average closing bid price for the five trading days immediately preceding the receipt of Notice of Conversion. The debentures were converted to common stock on July 31, 2001.
     4. In addition, approximately $245,135 was received from exercise of outstanding stock options.

In the prior year, cash flows from financing activities were $3,120,100, which included $3,355,600 received through private placements of IMS and Nutripure.com. The total decrease in cash and cash equivalents for 2001 was $914,200 as compared to an increase of $1,099,300 during the same period in 2000.


Future Outlook

We believe that, during fiscal year 2001, we successfully transitioned from our niche pharmacy market into other, broader markets with our expanded water treatment division and our new bioscience division. Although our Fillmaster products still comprised the majority of our sales in 2001, we believe that will change in the coming fiscal year.

Looking ahead, we see a year of continued growth in the water treatment division as the Nutripure Dealer program fully develops and sales of our retail water filtration products continue to grow.

We also see the bioscience division growing in the coming year. We have focused the sales efforts of our pesticide technologies on the commercial pesticide industry to take advantage of key market opportunities. We have earned the support of and are selling RoachX through the largest distributors in the United States, and we believe in the coming year RoachX will become an industry leading technology in cockroach control.

This fall we plan to formally launch three new products from this division:
AntX(TM), our latest development in pesticide technology, CleanKill(TM), the Axen-based hard surface disinfectant for the pest control industry, and ProChoice(TM) caulk for pest control operators. We believe adding sales of these products to the already climbing RoachX revenues will have a very material positive effect on revenues in the coming fiscal year.

Although we think that the pesticide technologies will have the most immediate material impact on revenues in the coming year, we believe that the silver ion technologies will ultimately become the largest revenue generator for Innovative Medical Services. We intend not only to sell our own Axen-based products, like CleanKill, but also to sell Axen as an additive to other manufacture's products, like Dodo Cosmetics' acne-fighting product line. We believe that the innumerable applications for a non-toxic, tasteless, odorless, highly effective antimicrobial agent present an outstanding market opportunity for our Axenohl products.

The investment necessary to pursue regulatory approval for Axenohl will be significant, but as additional US and international approvals for Axenohl uses are received, we expect revenues to develop quickly.

                         Independent Accountants' Report




Board of Directors
Innovative Medical Services


     We have audited the accompanying consolidated balance sheets for Innovative Medical Services and Consolidated Subsidiaries as of July 31, 2001 and 2000, and the related consolidated statements of operations, statement of accumulated deficits and cash flows for the years ended July 31, 2001 and July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of Innovative Medical Services and Consolidate Subsidiaries as of July 31, 2001 and July 31, 2000, and the results of its operations and its cash flows for the years ended July 31, 2001 and July 31, 2000, in conformity with generally accepted accounting principles in the United States of America.

/s/ Miller and McCollom

MILLER AND MCCOLLOM
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado
October 19, 2001

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------
                                                             July 31       July 31
                                                               2001          2000
                                                                           Restated
ASSETS                                                                     (Note 16)
                                                         -----------    ------------
Current Assets
   Cash and cash equivalents                            $    207,092    $  1,121,316
   Restricted cash                                                --         204,887
   Accounts receivable, net of allowance for doubtful
     accounts of $ 115,000 at July 2001
     and $225,000 at July 31, 2000                           570,733         411,323
   Due from officers and employees                           240,001         226,729
   Inventories                                               711,018         796,136
   Prepaid expenses                                          182,556          33,975
                                                           ---------       ---------
      Total current assets                                 1,911,400       2,794,366
                                                           ---------       ---------
Property, Plant and Equipment
   Property, plant and equipment                             903,072       1,056,252
                                                           ---------       ---------
      Total property, plant and equipment                    903,072       1,056,252
                                                           ---------       ---------
Noncurrent Assets
   Deposits                                                    8,127          14,083
   Patents and licenses                                    1,014,282         300,910
   Deferred acquisition costs                                230,000         202,542
                                                           ---------       ---------
      Total noncurrent assets                              1,252,409         517,535
                                                           ---------       ---------
   Total assets                                         $  4,066,881    $  4,368,153
                                                        ============    ============
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
   Accounts payable                                     $    543,992    $    308,812
   Accrued liabilities                                        62,900          36,880
   Notes payable                                                  --         210,592
                                                        ------------    ------------
      Total current liabilities                              606,892         556,284
                                                        ------------    ------------
Minority interest payable                                         --          61,697
                                                        ------------    ------------
Stockholders' Equity
   Class A common stock, no par value: authorized
      20,000,000 shares, issued and outstanding
       6,954,699 at July 31, 2001 and
       5,942,902 at July 31, 2000                         11,510,915      10,018,873
   Class A warrants: issued and outstanding 3,686,000
      warrants                                               108,750         108,750
   Accumulated deficit                                    (8,159,676)     (6,377,451)
                                                        ------------    ------------
      Total stockholders' equity                           3,459,989       3,750,172
                                                        ------------    ------------
   Total liabilities and stockholders' equity           $  4,066,881    $  4,368,153
                                                        ============    ============



   The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------
                                                                     For Year Ended
                                                                      July 31 2001
                                                                 2001               2000
                                                                                  Restated
                                                                                  (Note 16)
                                                             -----------         -----------
Net sales                                                    $ 2,409,721         $ 1,661,462
Cost of sales                                                  1,362,670           1,097,419
                                                             -----------         -----------
Gross profit                                                   1,047,051             564,043
                                                             -----------         -----------
Selling expenses                                                 781,810             595,142
General and administrative expenses                            1,790,511           1,772,536
Research and development                                         292,964             114,756
Impairment of long lived assets                                       --             505,433
                                                             -----------         -----------
Total operating costs                                          2,865,285           2,987,868
                                                             -----------         -----------
Operating income (loss)                                       (1,818,234)         (2,423,824)
                                                             -----------         -----------
Other income and (expense):
Interest income                                                   33,738              34,763
Interest Expense                                                 (11,100)            (73,990)
Loss on abandoned assets                                              --             (40,200)
                                                             -----------         -----------
Total other income (expense)                                      22,638             (79,427)
                                                             -----------         -----------
Income (loss) before income taxes, minority
     Interest in subsidiary operations and
     change in accounting principle                           (1,795,596)         (2,503,251)

Federal and state income taxes                                     1,600                 800
                                                             -----------         -----------
Income (loss) before minority interest in subsidiary
     operations and change in accounting principle            (1,797,196)         (2,504,051)
                                                             -----------         -----------
Minority interest in subsidiary operations                        14,972              40,103
                                                             -----------         -----------
Net income (loss) before cumulative
     change in accounting principle                           (1,782,224)         (2,463,948)

Cumulative effect of change
     in accounting principle                                          --              79,896
                                                             -----------         -----------
Net income (loss)                                           $ (1,782,224)       $ (2,384,052)
                                                            ============        ============

Net income (loss) per common share before change
     in accounting principle (basic)                          $    (0.28)              (0.49)
Cumulative effect of change
     in accounting principle                                          --                0.02
                                                             -----------         -----------
Net income (loss) per common share (basic)                    $    (0.28)         $    (0.47)
                                                             ===========         ===========
Net income (loss) per common share before change
     in accounting principal (diluted)                        $    (0.28)              (0.49)
Cumulative effect of change
     in accounting principle                                          --                0.02
                                                             -----------         -----------
Net income (loss) per common share (diluted)$                 $    (0.28)         $    (0.47)
                                                             ===========         ===========



CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICITS
--------------------------------------------------------------------------------------------
Balance, beginning of period                                $ (6,377,451        $ (3,993,399)

Net income (loss)                                             (1,782,224)         (2,384,052)
                                                             -----------         -----------
Balance, end of period                                      $ (8,159,676        $ (6,377,451)
                                                            ============        ============


   The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------
                                                                   For the Year Ended
                                                                        July 31
                                                                  2001           2000
                                                                               Restated
                                                                               (Note 16)
                                                             ------------    -----------

Cash flows from operating activities
   Net income (loss)                                         $ (1,782,224)   $(2,384,053)

   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Amortization                                                  96,961        185,735
     Depreciation                                                 193,477        159,624
     Minority interest in subsidiary operations                   (61,697)        61,697
     Impairment of long lived assets                                   --        505,433
     Loss on abandoned assets                                          --         40,200
   Changes in assets and liabilities:
     (Increase) decrease in restricted cash                       204,887            687
     (Increase) decrease in accounts receivable                  (159,409)       378,843
     (Increase) decrease in due from officers and employees       (13,272)       112,795
     (Increase) decrease in prepaid expense                        60,489          3,103
     (Increase) decrease in inventory                              85,118        (76,163)
     (Increase) decrease in deposits                                5,956         (7,508)
     Increase (decrease) in accounts payable                      235,180       (286,136)
     Increase (decrease) in accrued liabilities                    26,020         (6,188)
                                                               ----------     ----------
        Net cash provided (used) by operating
            activities                                         (1,108,514)    (1,311,931)
                                                               ----------     ----------
Cash flows from investing activities
   Purchase of property, plant and equipment                      (40,297)      (503,100)
   Purchase of patents and licenses                              (621,114)       (57,099)
   Deferred acquisition costs                                    (230,000)      (148,691)
                                                               ----------     ----------
        Net cash (used) in investing activities                  (891,411)      (708,890)
                                                               ----------     ----------
Cash flows from financing activities
   Proceeds from debt obligations                                 200,000        275,436
   Payments on debt obligations                                  (210,592)      (510,910)
   Proceeds from sale of common stock                           1,096,293      3,355,555
                                                               ----------     ----------
        Net cash provided by financing activities               1,085,701      3,120,081
                                                               ----------     ----------
        Net increase (decrease) in cash and cash
            equivalents                                          (914,224)     1,099,260

Cash at beginning of period                                     1,121,316         22,056
                                                               ----------     ----------
Cash at end of period                                         $   207,092    $ 1,121,316
                                                              -----------    -----------
Supplemental disclosures of cash flow information
   Cash paid for interest paid                                $    11,100    $    73,990
   Cash paid for taxes paid                                   $     1,600    $       800
   Noncash investing and financing activities:
   Value of shares issued in exchange for Nutripure.com
      minority interest                                       $   550,011    $        --
   Value of shares issued in exchange for ETI H2O             $   140,953    $        --

   The accompanying notes are an integral part of these financial statements

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

         In October of 1998, the Company purchased the assets of Export Company of America, Inc. (EXCOA), a privately held Fort Lauderdale, Florida-based distributor of disposable medical, dental and veterinary supplies. The major asset of this company was its 45% interest in Ampromed Comercio Importacao E Exportacao Ltda (AMPROMED), a Rio de Janeiro-based import company that sells medical, dental and veterinary supplies and water filtration products to practitioners, retail outlets and government agencies. The Company acquired the remaining 55% interest in AMPROMED from a private individual. To facilitate this transaction the Company has formed EXCOA Nevada, a 100% owned subsidiary of Innovative Medical Services. This company was incorporated in Nevada. A 99% interest in AMPROMED is held by EXCOA Nevada, with the remaining 1% of AMPROMED being owned by Innovative Medical Services. These business combinations were accounted for using the purchase method. The Company incurred $1,091,393 of acquisition costs for these two entities all of which was paid in cash. The majority of the purchase price was advanced to the previous owners in fiscal year 1998 and recorded as deferred acquisition costs until the purchase was concluded. The assets acquired and liabilities assumed are as follows:

            Assets:
               Accounts Receivable                    $  32,500
               Inventory                                 58,217
               Fixed Assets                              49,083
               Customer List                            360,000
               Licenses                                 354,961
               Goodwill                                 261,322
                                                        -------
                   Total Assets                       1,116,083
            Liabilities
               Accounts Payable                          24,690
                                                         ------
            Equity                                  $ 1,091,393
                                                    ===========


         The above listed goodwill of $261,322 and customer list of $360,000 were being amortized over a period of forty (40) years. The licenses are being amortized over fifteen (15) years. The value of these assets and the amortization periods were reassessed at July 31, 2000 and adjusted as described in Note 16.

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

         In November 2000, Innovative Medical Services acquired 100% of the stock of ETIH2O, Inc., a Florida corporation, for 56,381 shares of IMS stock valued at $140,953 ($2.50 per share). The transaction was recorded using the purchase method of accounting. The assets acquired and liabilities assumed are as follows:

             Assets:
                    Notes Receivable                         $   33,655
                    Inventories                                  32,077
                    Equipment                                    16,932
                    Licensing & Distribution Rights             118,324
                                                             ----------
             Total Assets                                       200,988
             Liabilities:
                    Notes Payable - IMS                          60,035
                                                             ----------
             Equity                                           $ 140,953
                                                             ==========

         Assets and liabilities were valued at historical cost and no goodwill was recorded in the transaction. Results of operations of ETIH2O Inc. are included in the current period. The acquired entity was a startup company, if results of operations were included in prior periods and shown as though the companies had been combined at the beginning of the period, it would not have a material affect on the consolidated financial statements of Innovative Medical Services.

         The Company merged ETI-H2O with a newly formed Nevada corporation of similar name and dissolved the Florida corporation. ETI-H2O, a privately held technology corporation, developed Axenohl and is responsible for processing, and production of Axenohl and Axen. ETI-H2O is also responsible for all supervision of all research, studies, data and quality control of the Axenohl/Axen product line.

         In April 2001, the Company completed the purchase of the entire right, title and interest in and to specific patent-pending boric acid pesticide technologies and all rights, title and interest in and to all patents for RoachX from a private individual, for approximately $160,000 in cash. The owner/inventor accepted a position with the Company to serve as Senior Scientist and to head the Company's new Pest Management Division. The employment agreement included bonuses at certain revenue thresholds of RoachX sales. The owner/inventor of RoachX died unexpectedly in June of 2001. Because the initial payment was primarily for the patents and for the EPA licenses, it is included in Patents and Licenses and is amortized over a period of 17 years. RoachX is a pesticide technology containing a familiar active ingredient, boric acid, bound to a masking agent and combined with an attractant fragrance and proteins in a colloidal suspension. The patent-pending time-released formulation protects the boric acid from dissolving in water and maintains the integrity of the pesticide to obtain maximum killing effect.

         Basis of Presentation and Principles of Consolidation
         The accompanying financial statements include the consolidated accounts of Innovative Medical Services and its subsidiaries. All inter-company balances and transactions have been eliminated.

         Previously published financial statements have been restated to write down certain intangible assets by $505,433. The net loss for the year ended July 31, 2000 increased to $2,384,052 from $1,745,430 that was previously reported. An explanation of the detail of the adjustment is included in Note 16.

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

         Software Development Costs
         The Company capitalizes software development costs incurred to develop certain assets in accordance with Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Certain costs of computer software developed or obtained for internal use are capitalized and amortized on a straight-line basis over the estimated useful life of the software. Costs for general and administrative, overhead, maintenance and training, are expensed as incurred. To date $207,707 of costs related to the Nutripure.com website have been capitalized under SOP 98-1 and are being amortized over a period of 3 years.

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

         Research and Development
         Research and development costs that have no alternative future uses are charged to operations when incurred and are included in operating expenses. The total amount charged to Research and Development expense was $292,964 and $114,756 in the fiscal years ended July 31, 2001 and 2000, respectively.

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

         Amortization
         The cost of patents acquired is being amortized on a straight-line basis over the remaining lives of 17 years. Licenses which include the Ampromed Limitada, the right of Nutripure to distribute and disseminate certain information through its website, and costs to acquire EPA approval on Axen and Axenohl, are being amortized on a straight line basis over periods ranging from 15 to 20 years. Website development costs are being amortized on the straight-line basis over 3 years.

         Amortization expense for the years ended July 31, 2001 and July 31, 2000 was $97,000 and $185,700, respectively.

         Long-Lived Assets
         In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the carrying value of intangible assets and other long-lived assets will be reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. The Company has recognized impairment of the assets purchased with the Ampromed acquisition and has reassessed the value of certain assets as described in Note 16. Should there be additional impairment in the future, the Company will measure the amount of the impairment based on undiscounted expected future cash flows from the impaired assets. The cash flow estimates that will be used will contain management's best estimates, using appropriate and customary assumptions and projections at the time.

         Inventory Cost Method
         Inventories are stated at the lower of cost or market determined by the Average Cost method and net realizable value. Inventories at July 31 consisted of:

                                            2001                2000
                                         ------------       ------------
             Finished Goods              $   246,374         $   108,528

             Work in Progress                150,815             180,770

             Raw Materials                   313,829             507,410
                                         -----------        ------------
                                         $   711,018         $   796,136
                                         ===========        ============

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

         Advertising and Promotional Costs
         Cost of advertising and promotion are expensed as incurred or at the first-time advertising and promotion takes place. Such costs were $276,492 and $197,908 for the years ended July 31, 2001 and July 31, 2000, respectively.

         Deferred Acquisition Costs
         During the process of evaluating certain companies for acquisition, the Company expended $230,000 and $202,542 in fiscal years ended July 31, 2001 and July 31, 2000, respectively. These costs were capitalized and will be reclassified if the acquisitions are successful as a cost of the investment or expensed in the future if the acquisitions are not successful.

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

         Following is a reconciliation of the weighted average number of shares actually outstanding with the number of shares used in the computations of loss per common share:

                                                      For the Years Ended
                                                  July 31, 2001  July 31, 2000
                                                 --------------   ------------
Shares outstanding                                    6,954,699      5,942,903

Weighted average number of shares actually
   outstanding                                        6,420,926      5,056,141
Stock Options                                         1,815,625      1,214,309
Warrants                                              1,797,500      1,798,125
                                                   ------------    -----------
   Total weighted average shares                     10,034,051      8,068,575
                                                   ------------    -----------
Net income (loss) before cumulative
   Change in accounting principle                  $ (1,782,224)   $(2,463,949)
Cumulative change in accounting principle                    --         79,896
                                                   ------------    -----------
Net income (loss)                                  $ (1,782,224)   $(2,384,053)
                                                   ============    ===========
Basic net earnings (loss) per share
    Net income (loss) per common share
     before change in accounting principle          $     (0.28)   $     (0.49)
    Cumulative effect of change in
     accounting principle                                    --           0.02
                                                   ------------    -----------
    Net income (loss) per common share              $     (0.28)   $     (0.47)
                                                   ============    ===========

Diluted net earnings (loss) per share
    Net income (loss) per common share
     before change in accounting principle          $     (0.28)   $     (0.49)
    Cumulative effect of change in
     accounting principle                                    --           0.02
                                                   ------------    -----------
    Net income (loss) per common share              $     (0.28)   $     (0.47)
                                                   ============    ===========



         Potential common stock instruments at July 31, 2001, which include 1,815,625 stock options and 1,797,500 warrants, are included in the loss per share calculation for fiscal year ended July 31, 2001. Potential common stock instruments at July 31, 2000, which include 1,214,309 stock options and 1,798,125 warrants, are included in the loss per share calculation for fiscal year ended July 31, 2000.

         On August 8, 2001, the warrants expired without exercise.

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

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim period financial statements have not been previously issued. The adoption of SFAS 141 did not have a material effect on the Company's operating results or financial condition. The Company is currently assessing the impact of SFAS 142 on its operating results and financial condition.

         Income Taxes
         The current provisions for income taxes of $1,600 for fiscal year ended July 31, 2001 and $800 for July 31, 2000 is the minimum franchise tax paid to the State of California regardless of income or loss.

         At July 31, 2001, the Company has financial, federal, and California tax net operating loss carryforwards of approximately $6,917,000, and $6,294,000, and $2,958,000, respectively. At July 31, 2000, the Company has financial, federal, and California tax net operating loss carryforwards of approximately $5,589,000. $5,071,000, and $2,374,000, respectively. The difference between the financial reporting and the federal tax loss carryforward is primarily due to accrued expenses and valuation allowances reported in the financials but not deductible for tax purposes. The difference between federal and California tax loss carryforwards is primarily due to the fifty percent limitation on California loss carryforwards. The federal tax loss carryforwards will begin expiring in the fiscal year ended July 31, 2011, unless previously utilized and will completely expire in fiscal year ended July 31, 2020. The California tax loss carryforwards will begin expiring in fiscal year ended July 31, 2001, unless previously utilized and will completely expire in fiscal year ended July 31. 2010.

         The Company adopted Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, beginning in fiscal year ended July 31, 1993. The adoption had no impact on 1993 results. In accordance with this new standard, the Company has recorded total deferred tax assets of $ 1,263,000 and $ 1,263,000 for the fiscal years ended July 31, 2001 and 2000, respectively. Realization of these deferred tax assets, which relate to operating loss carryforwards and timing differences, is dependant on future earnings. The timing and amount of future earnings are uncertain and therefore, the valuation allowance had been established. The increase in the valuation allowance on the deferred tax asset during the fiscal year ended July 31, 2001 was $ 83,000.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:


                                                         July 31       July 31
                                                          2001           2000
                                                     -----------    -----------
     Net operating loss carryforward                 $ 1,222,000    $ 1,107,000
     Depreciation and amortization                             0              0
     Accrued expenses and calculation allowances          36,000         71,000
     Other                                                 5,000           2000
                                                           -----           ----
     Total deferred tax assets                         1,263,000      1,180,000

     Valuation allowance for deferred tax assets      (1,263,000)   (1,180,000)
                                                     -----------    -----------

         Net deferred tax assets                       $       0     $        0
                                                       =========     ==========

Note 2. Cash and Cash Equivalents
         The carrying amounts for cash and cash equivalents approximate fair value because of the short maturity of these instruments. The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

         At July 31, 2001 and July 31, 2000, the Company's cash and cash equivalents is represented by $207,092 and $1,121,316, respectively, in cash or checking accounts.

Note 3. Restricted Cash
         At July 31, 2001, the Company had no restricted cash. At July 31, 2000, the Company's restricted cash consisted of a certificate of deposit of $205,574. These certificates of deposit were held by a bank, as security for a line of credit with the same bank (Note 6).

Note 4. Due from Officers and Employees
         At July 31, 2001, notes receivable of $66,561 represents amounts due from officers and $173,440 represents amounts due from employees. At July 31, 2000, notes receivable of $162,793 represents amounts due from officers and $63,936 represent amounts due from employees. Due from officers at July 31, 2001 consisted of a loan to the president of $18,379 and a loan to the chief financial officer of $48,182 due and payable at July 31, 2002. These were renewals and changes of prior year notes to $117,339 and $45,454, respectively, that were due at July 31, 2001. All notes receivable are due and payable within one year. The carrying value of the notes, based on the terms at which those same loans would be made currently, approximate their fair value. All notes in excess of $10,000 have interest accrued at 6%

Note 5. Property, Plant and Equipment
         The following is a summary of property, plant, and equipment - at cost, less accumulated depreciation:

                                             July 31, 2001      July 31, 2000
                                            --------------     --------------
         Computers and equipment            $    1,061,197      $     927,257

         Furniture and fixtures                    103,855            100,630

         Website                                   207,916            207,916

         Vehicle                                    50,985             50,985

         Leasehold improvements                    307,606            304,623
                                            ---------------      -------------
                                                 1,731,559          1,591,411
         Less: accumulated depreciation
                  and amortization                 828,487            535,159
                                            ---------------      -------------
                  Total                     $      903,072       $  1,056,252
                                            ---------------      -------------

          Depreciation expense charged to general and administrative expense for the years ended July 31, 2001 and July 31, 2000 was $193,477 and $159,624, respectively.

Note 6. Debt
         The details relating to debt are as follows:

                                                July 31, 2001    July 31, 2000
                                                -------------    -------------


      Line of Credit Community 1st Bank
      $200,000 line of credit, interest at
      8.35% Due and payable February 25, 2001
      Secured by certificate of deposit
      of $205,574
                                                 $          -     $    196,009


      Line of Credit Flagship Capital, Inc.
      for financing of accounts payable,
      interest at 9% payable at $15,823
      monthly beginning March 17, 2000.                     -           14,583

                                                 ------------     ------------

      Total notes payable                                   -          210,592

      Current maturities of notes payable
      included in current liabilities                       -          210,592
                                                 ------------     ------------

      Total long term debt                       $          -     $          -
                                                 ------------     ------------

Note 7. Commitments
         The company leased office and warehouse facilities under an operating lease that expired on December 31, 1996. On May 14, 1996, the Company entered into a new operating lease agreement for sixty-five months commencing on July 1, 1996. The rent payment portion of the lease is for sixty-three months, which allows for an initial building improvement period of two months. The monthly rental for the 11,255 square foot facility is $0.69 per square foot plus $0.14 per square foot for maintenance of common areas. There is also a fixed yearly increase of 4%. The company has also signed an amendment to the lease to allow for an option to lease the building for an additional five years. The company made improvements to the new building in the amount of approximately $307,000.

         The rental expense recorded in general and administrative expenses for the years ended July 31, 2001 and July 31, 2000 was $133,968 and $98,835, respectively. Future minimum rental payments required for each of the 5 succeeding years assuming exercise of the option are as follows:

                   Year Ended July 31           Amount

                          2002                 $139,327
                          2003                 $144,900
                          2004                 $150,696
                          2005                 $156,724
                          2006                 $162,993

Note 8. Capital Stock
         The following schedule summarizes the change in capital stock:

                                        Common             Common
                                        Stock              Stock        A Warrants        A Warrants      Z Warrants
                                        Shares               $            Issued               $            Issued
                                      ---------        -----------     -----------       -----------    ------------

         Balance, July 31, 1999       4,392,242          6,663,318       3,687,500           108,750         785,000

         Sale of stock                  783,250            759,055              --                --              --

         Private placement              767,411          2,596,500              --                --              --
                                        -------          ---------       ---------          --------        --------
         Balance, July 31, 2000       5,942,903         10,018,873      3,687,500           108,750         785,000

         Sale of stock                  245,467            640,884

         Private placement              421,314            851,158

         Stock Dividends                121,961                 --

         Acquisitions                   223,054                 --
                                        -------

         Balance, July 31, 2001       6,954,699        $11,510,915       3,687,500          $108,750         785,000
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

         On August 8, 2001 the total 3,687,500 Class A warrants and the total 785,000 Class Z warrants expired without exercise.

Note 9. Related Party Transactions
         See Note 4 and Note 10.

Note 10. Stock Option Plans
         The Company has the following stock option plans (the Plans) pursuant to which options to acquire common stock have been granted.

         1996 Incentive Stock Option Plan: Approved by Shareholders in April, 1996 with 1,000,000 shares authorized under this Plan. The maximum number of shares subject to options granted under this Plan to any one Key Employee is 100,000 shares. The Options granted are "Incentive Stock Options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, for certain key employees. All Key Employees of the Company and its subsidiaries are eligible to participate in the 1996 Incentive Plan. A Key Employee is defined in the Plan as a Company employee who in the judgment of the Administrative Committee has the ability to positively affect the profitability and economic well-being of the Company. Part time employees, independent contractors, consultants and advisors performing bona fide services to the Company shall be considered employees for purposes of participation in the Plan. No Executive Officer or Director of the Company has received options pursuant to this Plan. Options to acquire 350,125 shares under the 1996 Incentive Plan were outstanding as of July 31, 2001 with 356,125 shares remaining under this Incentive Plan for which options may be granted.

         1996 Directors and Officers Stock Option Plan: Adopted by the Board in April, 1996 with 1,000,000 shares authorized under this Plan. The maximum number of shares subject to options granted under this Plan to any one Director or Officer shall not exceed 200,000 shares in any 12-month period. Options to acquire 549,625 shares under the 1996 D&O Plan were outstanding as of July 31, 2001 and there are no shares remaining under this Plan for which options may be granted.

         Amended 1998 Directors and Officers Stock Option Plan: Approved by Shareholders in December, 1998 with 2,000,000 shares authorized under this Plan. The maximum number of shares subject to options granted under this Plan to any one Director or Officer shall not exceed 200,000 shares in any 12-month period. Upon the election of a continuing director or the further appointment of a continuing executive officer, the continuing director or officer will receive an additional option for 50,000 shares. A newly elected director or newly appointed executive officer is entitled to receive an option for 100,000 shares. Options to acquire 1,281,250 shares under this Plan were outstanding as of July 31, 2001 and there are no shares remaining under this Plan for which options may be granted.

         2001 Directors and Officers Stock Option Plan: Approved by Shareholders in January 2001 with 1,000,000 shares authorized under this Plan. The maximum number of shares subject to options granted under this Plan to any one Director or Officer shall not exceed 200,000 shares in any 12-month period. Upon the election of a continuing director or the further appointment of a continuing executive officer, the continuing director or officer will receive an additional option for 50,000 shares. A newly elected director or newly appointed executive officer is entitled to receive an option for 100,000 shares. Options to acquire 44,790 shares under this Plan were outstanding as of July 31, 2001 and there are 955,210 shares remaining under this Plan for which options may be granted.

         2001 ETI-H2O Stock Option Plan: Adopted by the Board in January 2001 with 1,000,000 shares authorized under this Plan. Options to acquire 550,000 shares under this Plan were outstanding as of July 31, 2001 and there are 450,000 shares remaining under this Plan for which options may be granted.

         2001 Consultants and Advisors Stock Option Plan: Adopted by the Board in January 2001 with 500,000 shares authorized under this Plan. The maximum number of shares subject to options granted under this Plan to any one participant shall not exceed 50,000 shares in any 12-month period. No options to acquire shares under this Plan were outstanding as of July 31, 2001 and there are 500,000 shares remaining under this Plan for which options may be granted.

         The Plans are administered by a Committee of the Board of Directors or the entire Board. The exercise price of options granted under any of the Plans must be at or above the fair market value for the common stock at the date of grant.

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

          The effect of applying FAS 123 on the years ended July 31, 2001 and 2000 pro forma net loss as stated below is not necessarily representative of the effects on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under FAS 123, the Company's net loss in the years ended July 31, 2001 and 2000 would have been approximately $2,420,628 and $3,292,510 or $(0.38) per share and $(0.66) per share, respectively, on a diluted basis. The fair value of the options granted during the years ended July 31, 2001 and 2000 are estimated at $1.22 per share and $1.84 per share, respectively, on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants in 2001 and 2000; no dividend yield, volatility of 98.79% and 124%, respectively; a risk-free interest rate of 5.50% and 5.50%, respectively and an expected life of 3.51 year from date of vesting. A summary of stock option activity is as follows:



                                                               Weighted-Average
                                         Number of Shares       Exercise Price
                                                                      ($)

        Balance at July 31, 1999               1,615,000              1.17

        Granted                                1,246,540              1.81

        Exercised                              (781,750)              1.78

        Forfeited                               (44,250)              1.34
                                               --------
        Balance at July 31, 2000               2,035,540              1.55
        Granted                                  997,000              2.21

        Exercised                              (203,824)              1.78

        Forfeited                               (93,750)              1.50
                                               --------
        Balance at July 31, 2001               2,734,966              1.72
                                               =========

                                                     Outstanding                    Exercisable
                              Number    Weighted Average    Weighted Average                  Weighted
        Range of              Shares          Life              Exercise        Number         Average
        Exercise Prices    Outstanding     (in years)            Price        Exercisable       Price
               $0.56          285,000          2.0               $ 0.56          235,000       $  0.56
               $1.00          553,750          1.9               $ 1.00          352,500       $  1.00
          $1.31 to $1.50      274,966          3.7               $ 1.45          176,875       $  1.48
          $1.63 to $1.90      315,000          3.6               $ 1.71          165,000       $  1.79
          $2.00 to $2.50      900,000          3.0               $ 3.01          480,000       $  2.01
          $2.93 to $3.20      406,250          3.3               $ 3.01          406,250       $  3.01
                            ---------                                          ---------
                            2,734,966          2.9               $ 1.72        1,815,625       $  1.78
                            =========                                          =========

Note 11. Pension Plan
         The Company participates in a Small SEP program under which the employer makes contributions to a SEP, which includes a salary reduction arrangement (SARSEP). Employees who participate in the SARSEP may elect to have the employer: (a) make contributions to the SEP on their behalf, or (b) pay them cash. A salary reduction arrangement may be used only in years in which the SEP meets requirements that the IRS may impose to ensure distribution of excess contributions. Annual contributions of an employer under a SEP are excluded from the participant's gross income. No employer contributions were made during the fiscal years ending July 31, 2000 and July 31, 2001.

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

Note 13. Cumulative Change in Accounting Principle

         During fiscal years 1999 and 2000, the Company incurred approximately $208,000 in development costs related to construction of the Nutripure.com website. These costs were originally expensed as incurred. In the accompanying financial statements, these costs have been retroactively capitalized and included in fixed assets at July 31, 2000 in compliance with SOP 98-1 (Statement of Position issued by the Accounting Standards Executive Committee). Of these costs, $79,900 were incurred in prior years and are shown as a change in accounting principle consistent with issued EITF No. 00-2 - Emerging Issues
         Task Force Issue titled: Accounting for Web Site Development Costs dated March 16, 2000.

Note 14. Business Segment and Sales Concentrations
         In accordance with the provisions of SFAS No. 131, certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance. In determining operating segments, the Company reviewed the current management structure reporting to the chief operating decision-maker ('CODM') and analyzed the reporting the CODM receives to allocate resources and measure performance.

         The Company's business activities are divided, managed and conducted in two basic business segments, the Water Treatment segment and the Bioscience segment. These two segments were determined by management based upon the inherent differences in the end use of the products, the inherent differences in the value added processes made by the Company, the differences in the regulatory requirements and the inherent differences in the strategies required to successfully market finished products. The Water Treatment segment includes Commercial Water treatment, Residential Retail products and the Nutripure Water Dealer program. Bioscience includes two new products, Axenohl (Silver Ion Technology) and RoachX (Pest Management).

         The Company plans to utilize multiple forms of analysis and control to evaluate the performance of the segments and to evaluate investment decisions. In general, gross margin and Earnings Before Interest Depreciation and Amortization (EBITDA) are deemed to be the most significant measurements of performance, although collection volumes and certain controllable costs also provide useful "early warning signs" of future performance. Because the Company has just recently changed to multiple segments, historical data on gross profit and income from operations is not available. However, the following is a summary of segment revenues at July 31, 2001:

                                                                    %                            % Total
                                                 Fiscal Year End   Total   Fiscal Year End 2000   Sales
                                                      2001         Sales
         Water Treatment Division
           Commercial Water Treatment             $1,698,900        71%       $1,597,500           96%
           Residential Retail Water Treatment       $190,800         8%          $29,800            2%
           Nutripure Dealer Program                 $167,400         7%          $34,200            2%

         Bioscience Division
           Silver Ion Technology                    $320,300        13%                -            -
           Pest Management Technology                $32,300         1%                -            -
                                                ----------------             --------------
         Total Revenues                           $2,409,700                  $1,661,500




          Significant customers primarily consisted of domestic retail chain pharmacies. Sales concentrations to major chain stores were approximately $1,294,600 and export sales were $390,100 for the year ended July 31, 2001. No customer accounted for more than 10% of consolidated sales.

Note 15.  Stock Dividend and Share Exchange

          In December 1999, Innovative Medical Services formed a wholly owned subsidiary, Nutripure.com, to capitalize on internet commerce opportunities focusing on health and wellness. Total authorized capitalization of the corporation was 50,000,000 shares of common stock at $.001 par value. The Company purchased 8,000,000 shares and the newly formed board of directors of the subsidiary purchased 900,000 shares all at par value. In February of 2000 the corporation raised $550,000 in a private placement of 1,100,000 at $0.50 per share. At this point the minority interest represented 20% of the outstanding common stock of the corporation. Minority interest payable and income from operations were first recognized in the consolidated financial statements in the quarter ended April 30, 2000. On October 24, 2000, the Company issued 183,337 shares of common stock valued at $550,011 ($3.00 per share) in exchange of 1,100,000 shares of Nutripure.com stock representing the 10% minority interest outstanding shares of Nutripure.com, which were originally purchased for $.50 cents per share. Management of Nutripure.com did not exchange shares. Shares held by Management were eliminated by a reverse split, effective March 16, 2001.

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

Note 16.  Write Down of Impaired Assets And Change in Asset Lives
         Ampromed was purchased in October 1998 to enable the Company to take advantage of the lucrative markets for medical and dental supplies in Brazil and other South American countries and to later introduce and distribute its water purification products to these markets. Since the acquisition the economic conditions in the region have declined and implementation of the project has been delayed. The Company no longer has immediate plans to import medical and dental supplies into Brazil but believes, however, that Ampromed is a vital part of its plan to market and sell "Axenohl", RoachX and the Nutripure line of water treatment products. The Company believes there is considerable value in owning a Brazilian Limitada but has reassessed the value of the goodwill and the customer list it purchased. Statement of Financial Accounting Standards No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of) requires an entity to review long-lived assets and identifiable intangible assets when, among other factors, there is a change in the extent or manner in which an asset is to be used or when there is a significant change in the business climate that could affect the value of an asset. Because the Company suspended its plans to market medical and dental supplies in Brazil in May of 2000 it believes the Goodwill and Customer List assets should be written off, and the value of the Limitada license to do business in Brazil should be written down to what it would cost to acquire in today's market. This is estimated to be approximately $150,000 and is being amortized over its expected useful life of 15 years.

         At the date of acquisition of Ampromed the Company established amortization periods for the assets purchased at the maximum allowable life of 40 years. We now believe these estimated lives were too long and the life of the goodwill has been set at 5 years to reflect a more reasonable amortization expense under the circumstances and the uncertainty involved in commitments from a foreign government. Also, an analysis of the customer list based on original estimates indicates that a 6 year life is a more appropriate amortization period for this intangible asset. In addition, instead of the straight-line method, the Company has computed an accelerated method of amortization for the customer list based on an analysis of expected future cash flows at July 31, 1999 and July 31, 2000. The effect of this restatement is to increase General and Administrative Expense by an increase to amortization cost of $152,800 in the year ended July 31,1999. The effect of the restatement in the year ended July 31, 2000 is a write down of impaired asset charge of $505,400 and an increase in General and Administrative Expense by an increase to amortization cost of $133,200.

Note 17. Subsequent Events
         On August 14, 2001, 20,000 options were exercised bringing the total outstanding shares of common stock to 6,974,699 as of October 29, 2001, the date of the Form 10KSB filing.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         None.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and directors of the Company and their ages are as follows:

         Name                      Age      Position
         -----------------         ---      ----------------------------------
         Michael L. Krall           49      President, CEO, Chairman, Director
         Gary Brownell, CPA         53      Treasurer CFO, Director
         Donna Singer               31      Executive Vice President, Director
         Dennis Atchley, Esq.       49      Secretary
         Eugene Peiser, PD          70      Director
         Patrick Galuska            42      Director
         Dennis Brovarone           45      Director

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

DENNIS BROVARONE Mr. Brovarone has been practicing corporate and securities law since 1986 and as a sole practitioner since 1990. He was elected to the Company's Board of Directors in April 1996. From December 1997 to April 2001, Mr. Brovarone has served as the President and Chairman of the Board of Directors of Ethika Corporation, a publicly held, Mississippi corporation investment holding company with its office in Littleton, Colorado. From January 1995 to March 1998 Mr. Brovarone served as President (Chairman) of the Board of Directors of The Community Involved Charter School, a four year old K-12 public school located in Lakewood, Colorado, operating under an independent charter and serving approximately 350 students in an individualized, experiential learning environment. Prior to 1990, Mr. Brovarone served as in-house counsel to R.B. Marich, Inc., a Denver, Colorado based brokerage firm. Mr. Brovarone lives and works in Littleton, Colorado.

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

EUGENE S. PEISER, DOCTOR OF PHARMACY Dr. Peiser has been an independent consultant to FDA regulated industries since 1974 and a Member of the Board of Innovative Medical Services since 1994. He graduated from the University of Tennessee College of Pharmacy with a Bachelor of Science in Pharmacy in 1951 and has received his Doctorate of Pharmacy. Dr. Peiser's consultancy advises on a wide variety of subjects, including compliance with the Prescription Drug Marketing Act and other government compliance matters, employee training and drug repackaging. Dr. Peiser furnishes expert witness services and has provides approved Pharmaceutical Continuing Education to several thousand attendees at his seminars. Dr. Peiser is a Founding Director of the Association of Drug Repackagers; is appointed as a Registered Arbitrator by the American Registry of Arbitrators; and is President of the Southwest Chapter of the Association of Military Surgeons. Dr. Peiser lives and works in Palm Harbor, Florida.

DONNA SINGER Ms. Singer is the Executive Vice President of Innovative Medical Services. From 1996-1998 Ms. Singer served as Vice President of Operations for the Company. Ms. Singer is responsible for company operations, corporate communications, and investor relations. Previously, Ms. Singer served as the investor relations executive at Western Garnet International, a Toronto Stock Exchange mining company. Ms. Singer graduated from Gonzaga University with a Bachelor of Arts degree in English and lives in El Cajon, California.

Committees: Meetings of the Board
We have a Compensation/Administration Committee and an Audit Committee. The Compensation/Administration Committee and the Audit Committee were formed in 1995. Messrs. Brovarone, Galuska and Peiser comprise the Compensation/Administration Committee and Messrs. Brownell, Galuska and Peiser, are the Audit Committee. The Compensation/Administration Committee recommends to the Board the compensation of executive officers and will serve as the Administrative Committee for the Company's Stock Option Plans. The Audit Committee serves as a liaison between the Board and the Company's auditor. The Compensation/Administration Committee met once during the fiscal year ended July 31, 2001, and the Audit Committee met once during the fiscal year ended July 31, 2001.

Our Board of Directors held five meetings during the fiscal year ended July 31, 2001, at which time all the then Directors were present or consented in writing to the action taken at such meetings. No incumbent Director attended fewer than 100% of said meetings.

Compliance with Section 16(a) of Securities Exchange Act of 1934
To our knowledge, during the fiscal year ended July 31, 2001, the Company's Directors and Officers complied with all applicable Section 16(a) filing requirements except that Eugene Peiser, a director, failed to timely report two transactions. This statement is based solely on a review of the copies of such reports furnished to us by our Directors and Officers and their written representations that such reports accurately reflect all reportable transactions.

Family Relationships
There is no family relationship between any Director, executive or person nominated or chosen by Innovative Medical Services to become a Director or executive officer.

Transactions with Management
Innovtive Medcial Services did not enter into any transactions with Management during the fiscal year ended July 31, 2001.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table
The following table shows for the fiscal year ending July 31, 2001, the compensation awarded or paid by the Company to its Chief Executive Officer and any of the executive officers of the Company whose total salary and bonus exceeded $100,000 during such year (The "Named Executive Officers"):

 --------------------------------------------------------------------------------------------------------
                           SUMMARY COMPENSATION TABLE
 --------------------------------------------------------------------------------------------------------
                                                                 |    Long Term Compensation            |
 --------------------------------------------------------------------------------------------------------
                                        Annual Compensation      |   Awards     |    Payouts            |
---------------------------------------------------------------------------------------------------------
                                |      |  Salary  | Other Annual | Securities   |                       |
   Name and Principle Position  |  Year|     (S)  | Compensation | Underlying   |All Other Compensation |
                                |      |          |       ($)    | Options (#)  |       ($)             |
---------------------------------------------------------------------------------------------------------
  Michael L. Krall President/CEO|  2001|  144,000 |       0      |50,000 Common |        0              |
---------------------------------------------------------------------------------------------------------
  Michael L. Krall President/CEO|  2000|  144,000 |       0      |50,000 Common |        0              |
---------------------------------------------------------------------------------------------------------
  Michael L. Krall President/CEO|  1999|  144,000 |       0      |190,000 Common|        0              |
---------------------------------------------------------------------------------------------------------

No other executive officer earned more than $100,000 during the current fiscal year.

-----------------------------------------------------------------------------------------------------------------------
                        Option Grants in Last Fiscal Year
-----------------------------------------------------------------------------------------------------------------------
                                Individual Grants
-----------------------------------------------------------------------------------------------------------------------
                                     Number of
                                   Common Shares
                                     Underlying
                                  Options Granted     % of Total Options Granted to     Exercise Price  Expiration
  Name                                  (#)               Employees in Fiscal Year          ($/Sh)         Date
-----------------------------------------------------------------------------------------------------------------------
Michael L. Krall President/CEO       50,000                        5                          2.93        11/16/05
-----------------------------------------------------------------------------------------------------------------------

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option/Values The following table sets forth the number and value of the unexercised options held by each of the Named Executive Officers at July 31, 2001.

------------------------------------------------------------------------------------------------------------------------
                        Aggregate Option Exercises in Last Fiscal Year and FY-End Option Values
------------------------------------------------------------------------------------------------------------------------
                         Shares       Value       Number of Securities Underlying   Value of Unexercised In-the Money
                      Acquired on   Realized at   Unexercised Options at FY-End (#)        Options at FY-End ($)
         Name         Exercise (#)  FY-End ($)        Exercisable/Unexercisable          Exercisable/Unexercisable
------------------------------------------------------------------------------------------------------------------------
  Michael L. Krall         0             0        531,250 Common Shares/Exercisable       901,500/Exercisable (1)
  President/CEO
------------------------------------------------------------------------------------------------------------------------

(1) Option value based on the difference between the exercise price of unexercised options and the average closing price of $3.01 for the 30 trading days ending July 31, 2001.

Employment Agreements and Executive Compensation
In April 1996, the Board of Directors approved a five-year employment agreement for Michael Krall, its President. Mr. Krall receives a salary of $144,000 per year, an amount equal to 3% of the Company's net income before taxes, if any, plus other benefits. The Board of Directors has extended Mr. Krall's employment agreement on identical terms for an additional year.

Compensation of Directors
Directors are entitled to receive $300 plus reimbursement for all out-of-pocket expenses incurred for attendance at Board of Directors meetings.

Other Arrangements
1996 Directors And Officers Stock Option Plan: On April 17, 1996, the Company's Board of Directors approved a Directors and Officers Stock Option Plan. The purpose of the Plan is to advance the business and development of the Company and its shareholders by affording to the Directors and Officers of the Company who are ineligible to participate in the above Incentive Stock Option Plan, the opportunity to acquire a propriety interest in the Company by the grant of Options to acquire shares of the Company's common stock. The Plan is administered by the entire Board of Directors. The Plan became effective on April 17, 1996 by the Board of Directors, was not subject to Shareholder approval and shall terminate on April 17, 2006. Subject to anti-dilution provisions, the Plan may issue Options to acquire up to 1,000,000 shares to Directors and Officers. The maximum number of shares subject to Options granted to any one Director or Officer shall not exceed 200,000 shares in any 12-month period. The exercise price for Options shall be set by the Board of Directors but shall not be for less than eighty-five (85%) of the fair market value per share on the date of grant. The period in which Options can be exercised shall be set by the Board of Directors not to exceed five years from the date of Grant. The Plan may be terminated, modified or amended by the Board of Directors.

The Innovative Medical Services 1998 Directors And Officers Stock Option Plan:
On December 19, 1998, the Company's Shareholders approved the Amended Innovative Medical Services 1998 Officers and Directors Stock Option Plan. The purpose of the Plan is to advance the business and development of the Company and its shareholders by affording to the Directors and Officers of the Company the opportunity to acquire a propriety interest in the Company by the grant of Options to acquire shares of the Company's common stock.

The Innovative Medical Services 2001 Directors And Officers Stock Option Plan:
On January 8, 2001, the Company's Shareholders approved the Innovative Medical Services 2001 Officers and Directors Stock Option Plan. The purpose of the Plan is to advance the business and development of the Company and its shareholders by affording to the Directors and Officers of the Company the opportunity to acquire a propriety interest in the Company by the grant of Options to acquire shares of the Company's common stock.

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

The Plans are administered by an Administrative Committee whom shall serve a one year term. The Administrative Committee is composed of the Board's Compensation/Administration Committee. Subject to anti-dilution provisions, each Plan may issue Options to acquire up to 2,000,000 shares to Directors and Officers. The exercise price for Options shall be set by the Administrative Committee but shall not be for less than the fair market value of the shares on the date the Option is granted. Fair market value shall mean the average of the closing price for ten consecutive trading days at which the Stock is listed in the NASDAQ quotation system ending on the day prior to the date an Option is granted. The period in which Options can be exercised shall be set by the Administrative Committee not to exceed five years from the date of Grant. Options granted to new executive officers or directors shall vest one year from date of appointment or election. Shares issuable under options granted to continuing officers or directors are immediately exercisable and vest upon exercise. The maximum number of shares subject to Options granted to any on Director of Officer shall not exceed 200,000 shares in any 12-month period.

The Executive Officers and Directors of the Company are eligible to participate in the Plans. The Administrative Committee first granted the Executive Officers and Directors an option to purchase 100,000 shares of common stock at $1.00 per share in 1998. The Administrative Committee shall grant to individuals newly appointed as Executive Officers or as Directors, an option to purchase 100,000 shares of common stock at fair market value. Upon each subsequent anniversary thereof, each such Officer and Director will receive an option to purchase 50,000 shares of common stock at fair market value. The Plans also give the Administrative Committee discretion to award additional options. The aggregate number and kind of shares within the Plans and the rights under outstanding Options granted hereunder, both as to the number of shares and Option price, will be adjusted accordingly in the event of a reverse split in the outstanding shares of the Common Stock of the Company.

The Board may at any time terminate the Plans. The approval of the majority of shareholders is required to increase the total number of shares subject to the Plans, change the manner of determining the option price or to withdraw the administration of the Plans from the Administrative Committee.

Termination of Employment and Change of Control Arrangement
There is no compensatory plan or arrangement with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with the Company, or from a change in the control of the Company.

ITEM 11.  Security Ownership of Certain Beneficial Owners and of Management
The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of July 31, 2001 by individual directors and executive officers and by all directors and executive officers of the Company as a group. Based upon a review of the Company's shareholders list as of July 31, 2001, there are no other registered holders of five percent or more of the Company's Common Stock. As of July 31, 2001 there were 6,954,699 shares outstanding.

    Name and Address of                                           Common Stock        Percentage of Shares
     Beneficial Owner                 Title                       Ownership               Outstanding
----------------------------      -------------------------       --------------      --------------------

   Dennis Atchley                 Secretary                           93,860 (1)               1.3%
   1725 Gillespie Way
   El Cajon, CA 92020

   Dennis Brovarone               Director                           309,483 (2)               4.4%
   18 Mountain Laurel
   Littleton, CO  80127

   Gary Brownell                  Treasurer, CFO/Director            250,321 (3)               3.6%
   1725 Gillespie Way
   El Cajon, CA 92020

   Patrick Galuska                Director                           210,690 (4)               3.0%
   8137 S. Downing St.
   Littleton, CO 80122

   Michael L. Krall               President, CEO/Chairman          1,153,560 (5)              16.6%
   1725 Gillespie Way
   El Cajon, CA 92020

   Eugene Peiser                  Director                           276,136 (6)               4.0%
   1725 Gillespie Way
   El Cajon, CA 92020

   Donna Singer                   Executive VP, Director             178,356 (7)               2.6%
   1725 Gillespie Way
   El Cajon, CA 92020

   Directors and Officers as a Group
   (7 individuals)                                                 2,472,406 (8)              35.6%

(1)      Includes presently exercisable options to acquire up to 50,000 shares.
(2)      Includes presently exercisable options to acquire up to 235,000 shares.
(3)      Includes presently exercisable options to acquire up to 200,000 shares.
(4)      Includes presently exercisable options to acquire up to 150,000 shares.
(5)      Includes presently exercisable options to acquire up to 531,250 shares.
(6)      Includes presently exercisable options to acquire up to 200,000 shares
(7)      Includes presently exercisable options to acquire up to 150,000 shares
(8) Includes presently exercisable options held by all of the above officers and directors to acquire up to 1,516,250 shares

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         At July 31, 2001, notes receivable included $66,561 which represents amounts due from officers of Innovative Medical Services. In July 1999, the Board of Directors authorized a personal loan to Michael L. Krall, President and CEO of $110,697. Interest accrues at 6% per annum. On July 31, 2000, the accrued interest was added to the loan balance, bringing the outstanding balance to $117,339. During Fiscal 2001, this loan was paid down to $18,379. In July 1999, the Board of Directors authorized a personal loan to Gary Brownell, Chief Financial Officer of $42,881. Interest accrues at 6% per annum. On July 31, 2000, the accrued interest was added to the loan balance, bring the outstanding balance to $45,454. On July 31, 2001, the accrued interest was added to the loan balance, bring the outstanding balance to $48,182. Both loans are due and payable at July 31, 2002. The loans to Mr. Krall and Mr. Brownell were made so that these executive officers could meet personal financial obligations. The carrying value of the notes, based on the terms at which those same loans would be made currently, approximate their fair value.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
A.  Exhibits

3.1  (1) -- Articles of Incorporation, Articles of Amendment and Bylaws
4.3  (1) -- Form of Common Stock Certificate
4.5  (2) -- March 2000 Warrant
4.6  (3) -- January 2001 Warrant
4.7  (4) -- Convertible Debenture
4.8  (5) -- Convertible Debenture Purchase Agreement
4.9  (6) -- Convertible Debenture Warrant
10.1 (1) -- Employment Contract/Michael L. Krall
10.2 (7) -- Manufacturing, Licensing and Distribution Agreement dated
            March 26, 2001
10.3 (8) -- Axenohl License Agreement
10.4 (9) -- Weaver - Roach X Assignment
10.5 (9) -- Dodo Agreement [CONFIDENTIAL TREATMENT REQUESTED
                  FOR CERTAIN OMITTED INFORMATION FILED SEPARATELY]
10.6 (8) -- Promissory Note of Michael Krall
10.7 (8) -- Promissory Note of Gary Brownell
10.8 (9) -- Nutripure Dealer Agreement
10.9 (9) -- Sales Finance Agreement
11       -- Statement re: Computation of per share earnings
21       -- Subsidiaries of the registrant

(1) Incorporated by reference from Form SB-2 registration statement SEC File # 333-00434 effective August 8, 1996
(2) Incorporated by reference from S-3 registration statement, SEC File #333-36248 effective on May 17, 2000
(3) Incorporated by reference from S-3 registration statement, SEC File #333-55758 effective on February 26, 2001
(4) Incorporated by reference from S-3 registration statement, SEC File #333-61664 filed on May 25, 2001
(5) Incorporated by reference from pre-effective amendment no. 1 to S-3 registration statement, SEC File #333-61664 filed on July 10, 2001
(6) Incorporated by reference from pre-effective amendment no. 2 to S-3 registration statement, SEC File #333-61664 filed on August 13, 2001
(7) Incorporated by reference from Current Report on Form 8-K filed on May 24, 2001 as amended on October 19, 2001
(8) Incorporated by reference from the Amended Annual Report on Form 10KSB for the fiscal year ended July 31, 2000 filed on October 19, 2001
(9) Incorporated by reference from Amended Form 10QSB for the nine month period ended April 30, 2001 filed on October 19, 2001

B. Reports on Form 8-K: A Current Report on Form 8-K was filed on May 24, 2001 and amended on October 19, 2001

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




INNOVATIVE MEDICAL SERVICES                                DATE

/s/ MICHAEL L. KRALL                                       October 25, 2001
----------------------------------------                   ----------------
Michael L. Krall, Chairman/President/CEO



Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       NAME                TITLE                                      DATE

/s/ DENNIS BROVARONE       Director                                 October 25, 2001
--------------------------                                          ----------------
Dennis Brovarone

/s/ GARY BROWNELL          Chief Financial Officer and Director     October 25, 2001
--------------------------                                          ----------------
Gary Brownell

/s/ PATRICK GALUSKA        Director                                 October 25, 2001
--------------------------                                          ----------------
Patrick Galuska

/s/ MICHAEL L. KRALL       President/CEO and Director               October 25, 2001
--------------------------                                          ----------------
Michael L. Krall


/s/ EUGENE PEISER          Director                                 October 25, 2001
--------------------------                                          ----------------
Eugene Peiser

/s/ DONNA SINGER           Executive Vice President and Director    October 25, 2001
--------------------------                                          ----------------
Donna Singer