Form 10KSB/A
period 2001-07-31
INNOVATIVE MEDICAL SERVICES
filed 2001-11-15
CIK 1006028

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

Documents incorporated by reference: Certain exhibits

Explanatory note on amendment

The Registrant has filed this Amendment in response to comments received from the staff of the U.S. Securities and Exchange Commission. The Amendment has revised the following sections:

   Description of Business
   Legal Proceedings
   Management's Discussion and Analysis of Financial Condition and
     Results of Operations
   Financial Statements
   Related Transactions
   Exhibits


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

In October 2001, we have elected to discontinue marketing of the Nutripure lancets, Nutripure hand soap and Nutripure hand sanitizer in oder to focus on our more productive revenue generating product lines in the water treatment and bioscience divisions.


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

Boric Acid Based Pesticide Technologies During the year, we completed the acquisition of a new pesticide technology. The EPA-approved RoachX(R) was the first product to launch from the line, and we have submitted for and anticipate EPA approval for AntX. RoachX is over 96% effective in three to four days with one application for indoor and outdoor eradication of cockroaches, and can be used near children and food preparation areas. Boric acid is a well-known and effective deterrent of cockroaches and will kill them on contact, but cockroaches do not naturally eat the repellent. Although many pesticide products contain boric acid as the listed active ingredient, we believe RoachX to be new because of the combination of boric acid and glycerin in a colloidal suspension to create three unique results: 1) The formula protects the boric acid from water and humidity, 2) The cockroaches perceive formulation as food and will actually eat the glycerin-encapsulated boric acid, and 3) The formula acts as a time-released pesticide, allowing the cockroach to return to the nest before it dies and then becomes a "bait station" for other roaches in the colony. We believe the product line, containing particular formulas for specific pests, is effective against cockroaches, ants, palmetto bugs, silverfish, waterbugs, ticks, fleas, lice and garden pests. RoachX is available through Vopak (formerly Van, Waters & Rogers) and members of the Speckoz group of nine regional independent wholesalers.

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

Competition

We face a significant competitor in the pharmacy water treatment market, Freshwater Systems. This new competition had a significant effect on our revenues in fiscal year 2000, but our sales have begun to recover. Fillmaster system sales increased 6% from fiscal year 2000 to fiscal year 2001, and Fillmaster replacement filter sales increased 24% from fiscal year 2000 to fiscal year 2001.

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

Manufacturing

The Fillmaster and Nutripure water systems are assembled in our manufacturing facility at our corporate offices primarily from custom manufactured components. It is our goal to perform minor manufacturing in our facility to minimize wages, equipment expense and insurance. No components of the systems have permanent or unequivocally restricted availability. Many manufacturers are available to produce the components, and a change in suppliers would result in virtually no lost production.

The original Fillmaster dispenser and the new Fillmaster 1000e dispenser are both assembled in our manufacturing facility at our corporate office mostly from proprietary and custom parts fabricated to our specifications from injection-molded plastic and fabricated acrylic.

The Nutripure Sport bottle is also assembled in our manufacturing facility at our corporate offices from proprietary and custom components manufactured under exclusive agreements with several different manufacturers. Alternative manufacturers exist, and a change in suppliers would result in virtually no lost production. There are no plans to alter production methods.

We produce RoachX in our manufacturing facility at our corporate offices and outsource some of the packaging functions. The active and inactive ingredients of RoachX are readily available from chemical supply companies.

We produce Axenohl in our manufacturing facility at our corporate offices. Silver, the primary active ingredient, is a readily available commodity, and the other active and inactive ingredients of Axenohl are readily available from chemical supply companies.

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

On April 12, 2001, NVID, International, Inc. filed a declaratory judgment action in the Circuit Court of Pinellas County, Florida against Innovative Medical Services and ETI-H2O, Inc. The lawsuit seeks a judicial declaration that the Manufacturing, Licensing and Distribution Agreement, dated March 26, 2000 between us, NVID, International, Inc. and ETI-H2O does not constitute a binding contract and seeks unspecified damages. The lawsuit does not challenge the binding effect of the Standard Manufacturing Agreements dated November 30, 1998 and September 17, 1999 between NVID, International, Inc. and ETI-H2O and the November 24, 1999 License Agreement between us and NVID, International, Inc.

On May 17, 2001, we and ETI-H2O removed NVID'S declaratory judgment action from Pinellas County Circuit Court to the United States District Court for the Middle District of Florida. We and ETI-H2O has filed a Motion To Dismiss, which is currently pending.

On May 7, 2001, we and EIT-H2O filed a separate action, a Petition to Compel Arbitration, in the United States District Court for the Southern District of California based on arbitration clauses contained in the March 26, 2000 and November 24, 1999 agreements. Contemporaneously with filing the Petition, we and ETI-H2O filed a demand for arbitration against NVID, International, Inc. with the American Arbitration Association ("AAA") in San Diego, California. NVID, International, Inc. has notified AAA that it objects to the arbitration demand. Our Petition to compel Arbitration was granted in July 2001.

On August 2, 2001, Innovative Medical Services and Eckerd Corporation settled the previously reported litigation. We had filed an action against Eckerd Corporation in Superior Court in the State of California in August 2000, in which we alleged Eckerd Corporation had not paid for Fillmaster products ordered by and shipped to Eckerd pharmacies. Executives of both companies determined it was in their mutual best interest to avoid the costs and risks associated with litigation and settle the dispute. The terms of the settlement include a payment to Innovative Medical Services by Eckerd of a compromised amount of the claim and a commitment by Innovative Medical Services to supply product to Eckerd.


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

In addition to the ongoing expansion of the water dealer program, distribution of our other products in the Water Treatment Division continues to grow. A competitor in the industry, Freshwater Systems, had a significant effect on our revenues in fiscal year 2000, but our sales have begun to recover. Fillmaster system sales increased 6% from fiscal year 2000 to 2001, and Fillmaster replacement filter sales increased 24% from fiscal year 2000 and 2001.
Although the market for our pharmacy products is maturing in that there is a decreasing number of pharmacy chains that do not have water filtration products, and that we have sold systems to most major chains, Fillmaster sales to additional chain pharmacies are steady, as are replacement filter sales to existing customers. The focus for further Fillmaster sales will be on incremental and upgrade sales to individual pharmacies within current chain accounts, although we are still actively pursuing Fillmaster sales to remaining chains. We work to retain Fillmaster customers with our Customer Service Plan 2000, a multi-year service and warranty contract. Fillmaster customers that subscribe to our Customer Service Plan have contracted to continue purchasing; otherwise, customers do not have an obligation to continue historic purchasing patterns.

Although retail sales of Nutripure 2000 and Nutripure Sport Bottles comprise only 11% of Water Treatment Division Sales, we continue to receive and fulfill reorders and new orders. In addition to retail sales, we are conducting a direct mail program with these products.


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

This fall we plan to formally launch three new products from this division:
AntX(TM), our latest development in pesticide technology, CleanKill(TM), the Axen-based hard surface disinfectant for the pest control industry, and ProChoice(TM) caulk for pest control operators. We have submitted for and anticipate receiving EPA approval for AntX. CleanKill is approved by the EPA as an additional brand name of Axen. We repackage an NSF, USDA and FDA approved food-grade silicone caulk as our ProChoice product. We believe adding sales of these products to the already climbing RoachX revenues will have a very material positive effect on revenues in the coming fiscal year.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          At July 31, 2001, notes receivable included $66,561 which represents amounts due from officers of Innovative Medical Services. In July 1999, the Board of Directors authorized a personal loan to Michael L. Krall, President and CEO of $110,697. Interest accrues at 6% per annum. On July 31, 2000, the accrued interest was added to the loan balance, bringing the outstanding balance to $117,339. During Fiscal 2001, this loan was paid down to $18,379. In July 1999, the Board of Directors authorized a personal loan to Gary Brownell, Chief Financial Officer of $42,881. Interest accrues at 6% per annum. On July 31, 2000, the accrued interest was added to the loan balance, bring the outstanding balance to $45,454. On July 31, 2001, the accrued interest was added to the loan balance, bring the outstanding balance to $48,182. Mr. Krall and Mr. Brownell requested of and were granted by the Board of Directors a one-year extension on the loan balances. Both loans are due and payable at July 31, 2002. The loans to Mr. Krall and Mr. Brownell were made so that these executive officers could meet personal financial obligations. The carrying value of the notes, based on the terms at which those same loans would be made currently, approximate their fair value.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
A.  Exhibits

3.1  (1) -- Articles of Incorporation, Articles of Amendment and Bylaws
4.3  (1) -- Form of Common Stock Certificate
4.5  (2) -- March 2000 Warrant
4.6  (3) -- January 2001 Warrant
4.7  (4) -- Convertible Debenture
4.8  (5) -- Convertible Debenture Purchase Agreement
4.9  (6) -- Convertible Debenture Warrant
10.1 (1) -- Employment Contract/Michael L. Krall
10.2 (7) -- Manufacturing, Licensing and Distribution Agreement dated
            March 26, 2001
10.3 (8) -- Axenohl License Agreement
10.4 (9) -- Weaver - Roach X Assignment
10.5 (9) -- Dodo Agreement [CONFIDENTIAL TREATMENT REQUESTED
                  FOR CERTAIN OMITTED INFORMATION FILED SEPARATELY]
10.6 (8) -- Promissory Note of Michael Krall
10.7 (8) -- Promissory Note of Gary Brownell
10.8 (9) -- Nutripure Dealer Agreement
10.9 (9) -- Sales Finance Agreement
10.10    -- ETIH2O, Inc. Acquisition Agreement
11       -- Statement re: Computation of per share earnings (Previously filed)
21       -- Subsidiaries of the registrant (Previously filed)

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




INNOVATIVE MEDICAL SERVICES                                DATE

/s/ MICHAEL L. KRALL                                       November 14, 2001
----------------------------------------                   -----------------
Michael L. Krall, Chairman/President/CEO



Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       NAME                TITLE                                      DATE

/s/ DENNIS BROVARONE       Director                                 November 14, 2001
--------------------------                                          ----------------
Dennis Brovarone

/s/ GARY BROWNELL          Chief Financial Officer and Director     November 14, 2001
--------------------------                                          ----------------
Gary Brownell

/s/ PATRICK GALUSKA        Director                                 November 14, 2001
--------------------------                                          ----------------
Patrick Galuska

/s/ MICHAEL L. KRALL       President/CEO and Director               November 14, 2001
--------------------------                                          ----------------
Michael L. Krall


/s/ EUGENE PEISER          Director                                 November 14, 2001
--------------------------                                          ----------------
Eugene Peiser

/s/ DONNA SINGER           Executive Vice President and Director    November 14, 2001
--------------------------                                          ----------------
Donna Singer