Form 10KSB/A
period 2001-07-31
INNOVATIVE MEDICAL SERVICES
filed 2001-12-04
CIK 1006028

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

In November 2001, we acquired the patent for Axenohl(TM). Axenohl(TM) is a patented, non-toxic aqueous disinfectant. The use dilution formulation of Axenohl is called Axen(TM). The EPA registration for use of Axenohl and Axen as hard surface disinfectants has been issued, and we plan to pursue additional EPA, USDA and FDA regulatory approvals for other applications. Additional possible uses for this product include wound care, topical infection care and personal disinfecting retail products, which may require FDA approvals, as well as municipal water treatment and point-of-use/point-of-entry water treatment products, which may require additional EPA approvals.

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

Nutripure(R) 2000 Innovative Medical Services entered the retail venue with its Nutripure 2000 Countertop Water Filtration System. Nutripure 2000, developed specifically for mass merchandising, offers water filtration technology at competitive pricing. Nutripure's filter component is a one-micron, carbon microfilter reduces dirt, chemicals, lead and parasites to improve the taste, quality and safety of tap water. The Nutripure 2000 requires no assembly, mounts directly to a faucet and features a 2,000-gallon capacity filter, an automatic bypass shutoff valve, an electronic monitor that reminds users when to change the filter, and an exclusive filter design that prevents leaking and contamination because water flows only through the completely sealed filter cartridge.

The filter component, manufactured by Omnipure Filter Company of Caldwell, Idaho, has been tested by Spectrum Laboratories to meet or exceed National Sanitation Foundation Standard No. 53 Health Effects and Standard No. 42 Aesthetic Effects. These tests determine if the product meets the most stringent standards set by the NSF for consumer water filtration. Spectrum Labs, Inc. is an independent laboratory in New Brighton, Minnesota. The testing on the Nutripure product was paid for by Omnipure Filter Company, Caldwell, Idaho. The test reports were submitted by Spectrum Labs, Inc. to Omnipure on April 6, 1998. We had no prior relationship with Spectrum Labs when the tests were conducted. We selected the Omnipure filter component for the Nutripure 2000 in part because it had this testing available, though there are several other similar quality filter components readily available. Other than purchase orders there is no written agreement between us and Omnipure.

Spectrum Labs' Product Testing Department conducted testing on the product for chlorine reduction in accordance with test protocol contained in NSF International Standard Number 42 "Drinking Water Treatment Units/Aesthetic Effects," Appendix B, "Chemical Unit Test Methods," Section I, "Procedure - Plumbed-In and Faucet Mounted Taste, Odor and Chlorine Reduction Units Without Reservoir," revised June 1988. The product was found to meet the requirements for compliance under Standard Number 42 for taste, odor and chlorine reduction for Class I filters.

In addition, Spectrum Labs evaluated the product for cyst and turbidity reduction and structural integrity in accordance with test protocol contained in NSF International Standard Number 53, "Drinking Water Treatment Unites/Health Effects," Section 6.12, "Mechanical Filtration Test Methods," and Section 6.6, "Structural Integrity Performance. The filter media evaluation was performed based on test protocol contained in NSF Standard Number 53, Section 6.7, "Filter Media." Influent and effluent samples were analyzed for cyst reduction using American Society for Testing and Materials Method Number F796 which is a standard particle counting method. Samples evaluated for turbidity were analyzed using EPA Method Number 180.1 which is a nephelometric method. NSF Standard Number 53, Section 6.6.1.2 protocol was used to perform the pressure evaluation for structural integrity. The product was found to meet the requirements for compliance under NSF Standard Number 53 for cyst and turbidity reduction, filter media evaluation and structural integrity performance.

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



Originally, we obtained worldwide manufacturing and marketing rights to Axen/Axenohl from NVID International, Inc., in a License Agreement dated November 24, 1999 and a Manufacturing, Licensing and Distribution Agreement dated March 26, 2000 which supersedes the November 1999 Agreement. The latter agreement became the subject of litigation that has subsequently settled.

Under the terms of the settlement, we acquired the Axenohl patent from NVID in exchange for 700,000 shares of our common stock and 5% of our gross Axenohl sales until March 2018, the end of the life of the patent. As the sole owner of the patent, we control the granting of rights to market and distribute Axenohl and related products. ETI-H2O, our wholly owned subsidiary, retains sole manufacturing rights. As part of the settlement agreement, we have entered into non-exclusive marketing agreements for Axenohl with Watertronics, Ltd., for the United Kingdom and Aqua Biotech S.A. de C.V. for the Republic of Mexico. In addition, Innovative Medical Services reaffirmed the exclusive right of Sistecam, S.A. to manufacture and market Axenohl for sale in Costa Rica for the duration of the patent.

In November 2000, we closed an acquisition agreement whereby we acquired all of the outstanding common stock of ETIH20, Inc., in exchange for 51,240 shares of its common stock and employment agreements with Andrew Arata and George Duren, the executive officers of ETIH2O, Inc. The primary objective of the ETIH2O purchase was to acquire the testing data, manufacturing rights and capacity to Axenohl held by ETIH2O and to maintain and assure product availability and quality. Mr. Arata is the inventor of Axenhol.

In March 2001, the US Patent and Trademark Office issued US Patent Number 6,197,814 for Axenohl. Patent applications have been filed in more than 50 countries and regions, and the World Intellectual Property Organization published the Axenohl International Patent Application on April 22, 1999 under publication number WO 99/18790. The dispute does not afffect any of our rights associated with the EPA registrations.

The EPA registrations for Axen and Axenohl as hard surface disinfectants were granted in June of 2001. Under the registration, ETI-H20 is the only EPA-approved producer of Axenohl and Axen. Registration under the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA) is required before a product can be sold in the United States. With EPA approval the potential uses of Axen could make dramatic improvement in retail hard surface disinfecting products as well as in disinfecting hard surfaces in hospital ERs, surgeries, laboratories, dental and medical offices. We have developed equipment to dispense Axen in measured doses to municipal, commercial and point-of-use water supplies to kill bacteria, viruses and fungi originating from the water source or the delivery infrastructure, but additional EPA approvals may be required for such water treatment applications. To date, no additional EPA applications have been made. We plan to pursue FDA approval in the future, but no applications have been made to date. We are currently researching the FDA approval process and plans to hire an experienced FDA consultant to assist with the process. Potential applications for this product which may require FDA approvals include wound care, topical infection care, and personal disinfecting retail products. We have funded testing with the United Stated Department of Agriculture for use of Axenohl in poultry processing. The USDA reported that the testing was to be completed in June, and we are awaiting the final report that will document the testing results.

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

We also offer our pest control operator customers our ProChoice(TM) caulk. ProChoice is an NSF, USDA and FDA approved food-grade silicone caulk manufactured by General Electric that we repackage and sell as a companion product to our pesticides. ProChoice does not contain any pesticide and is a convenience tool for pest control operators for "exclusion", or the filling of cracks and crevices to create a physical barrier insects cannot penetrate.

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

The market is similar for RoachX. Although recent changes in EPA regulations may ease our ability to enter the market, ongoing strong market presence of existing pesticide companies may make it difficult to compete. On June 8, 2000, the United States EPA reclassified the Dow Chemical product Dursban (also sold as Lorsban). Over 800 products containing the organophosphate pesticide chlorpyrifos are reclassified and now may only be sold in a significantly diluted form. Sales of original, stronger formulations of such products to retailers ended February 1, 2001, and retailers must remove the products from shelves by December 31, 2001. The current formulations are also banned for commercial and agriculture professionals as of December 31, 2000. Professional pest control companies must use a 100 to 1 diluted version of the current product strength and obtain a waiver of responsibility from the home or business owner. As of June 6, 2001, the product underwent a further 10 to 1 dilution, creating a 1000 to 1 diluted treatment. The online marketing arena is highly competitive, and with our minimal promotion of Nutripure.com, revenues are not expected to be realized in the foreseeable future. We recognize that innovative marketing methods are required in such competitive markets. We work to focus on the high quality and value price of our products in their markets. Our ProChoice caulk, a companion product to our pesticide products, is a repackaged readily available food-grade silicone caulk manufactured by General Electric. Although competition is significant because the caulk is commercially available from multiple manufacturers in standard 10-11 ounce tubes, we have repackaged it for the convenience of our customers into 4 ounce tubes that fit bait guns used by the pest control operators.




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



Originally, we obtained worldwide manufacturing and marketing rights to Axen/Axenohl from NVID International, Inc., in a License Agreement dated November 24, 1999 and a Manufacturing, Licensing and Distribution Agreement dated March 26, 2000 which supersedes the November 1999 Agreement. The latter agreement became the subject of litigation that has subsequently settled.


Under the terms of the settlement, we acquired the Axenohl patent from NVID in exchange for 700,000 shares of our common stock and 5% of our gross Axenohl sales until March 2018, the end of the life of the patent. As the sole owner of the patent, we control the granting of rights to market and distribute Axenohl and related products. ETI-H2O, our wholly owned subsidiary, retains sole manufacturing rights. As part of the settlement agreement, we have entered into non-exclusive marketing agreements for Axenohl with Watertronics, Ltd., for the United Kingdom and Aqua Biotech S.A. de C.V. for the Republic of Mexico. In addition, Innovative Medical Services reaffirmed the exclusive right of Sistecam, S.A. to manufacture and market Axenohl for sale in Costa Rica for the duration of the patent.




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

We purchase chalk manufaxtured by General Electric for our ProChoice product from a General Electric authorized distributor and repackager. This chaulk is readily available through several other manufacturers.

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

On April 12, 2001, NVID, International, Inc. filed a declaratory judgment action in the Circuit Court of Pinellas County, Florida against Innovative Medical Services and ETI-H2O, Inc. The lawsuit sought a judicial declaration that the Manufacturing, Licensing and Distribution Agreement, dated March 26, 2000 between us, NVID, International, Inc. and ETI-H2O did not constitute a binding contract and seeks unspecified damages. The lawsuit did not challenge the binding effect of the Standard Manufacturing Agreements dated November 30, 1998 and September 17, 1999 between NVID, International, Inc. and ETI-H2O and the November 24, 1999 License Agreement between us and NVID, International, Inc. After removing the case from Pinellas County Circuit Court to the United States District Court for the Middle District of Florida and filing a Motion to Dismiss in May 2001, we filed and were granted a Petition to Compel Arbitration in the United States District Court for the Southern District of California in July 2001.

On November 30, 2001, we settled the dispute with NVID. Under the terms of the agreement, NVID dismissed its case against us and assigned the Axenohl patent to us. In return, NVID receives 700,000 shares of our common stock and 5% of our gross Axenohl sales until March 2018, the end of the life of the patent. As the sole owner of the patent, we control the granting of rights to market and distribute Axenohl and related products. ETI-H2O, our wholly owned subsidiary, retains sole manufacturing rights. As part of the settlement agreement, we have entered into non-exclusive marketing agreements for Axenohl with Watertronics, Ltd., for the United Kingdom and Aqua Biotech S.A. de C.V. for the Republic of Mexico. In addition, Innovative Medical Services reaffirmed the exclusive right of Sistecam, S.A. to manufacture and market Axenohl for sale in Costa Rica for the duration of the patent.

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

We also see the bioscience division growing in the coming year. We have focused the sales efforts of our pesticide technologies on the commercial pesticide industry to take advantage of key market opportunities. We have earned the support of and are selling RoachX through Vopak (formerly Van, Waters & Rogers) and members of the Speckoz group of nine regional independent wholesalers. Based upon these distributors' representations to us and upon their own websites and promotional materials, we believe them to be the largest distributors of pesticide products in the United States. Other than purchase orders, we do not have written agreements with the distributors. We believe in the coming year RoachX will become an industry leading technology in cockroach control.


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

/s/ MICHAEL L. KRALL                                       December 3, 2001
----------------------------------------                   -----------------
Michael L. Krall, Chairman/President/CEO



Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       NAME                TITLE                                      DATE

/s/ DENNIS BROVARONE       Director                                 December 3, 2001
--------------------------                                          ----------------
Dennis Brovarone

/s/ GARY BROWNELL          Chief Financial Officer and Director     December 3, 2001
--------------------------                                          ----------------
Gary Brownell

/s/ PATRICK GALUSKA        Director                                 December 3, 2001
--------------------------                                          ----------------
Patrick Galuska

/s/ MICHAEL L. KRALL       President/CEO and Director               December 3, 2001
--------------------------                                          ----------------
Michael L. Krall


/s/ EUGENE PEISER          Director                                 December 3, 2001
--------------------------                                          ----------------
Eugene Peiser

/s/ DONNA SINGER           Executive Vice President and Director    December 3, 2001
--------------------------                                          ----------------
Donna Singer