Form 10QSB
period 2001-10-31
INNOVATIVE MEDICAL SERVICES
filed 2001-12-17
CIK 1006028

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended October 31, 2001
                                  ----------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [No Fee Required] For the transition period from      to
                                                                 -----   ----


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


                                  619 596 8600
                            Issuer's telephone number

         Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ----
         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 7,678,099 as of December 14, 2001.

                           INNOVATIVE MEDICAL SERVICES
                                      INDEX

PART 1. FINANCIAL INFORMATION

         Item 1.   Financial Statements
                   Balance Sheets as of July 31, 2001 and October 31, 2001 Consolidated Statements of Operations for the three months ended October 31, 2000 and 2001
                   Statements of Cash Flows for the three months ended
                      October 31, 2000 and 2001

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



 The interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the financial statements not misleading.


CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------

                                                           (Unaudited)
                                                            October 31      July 31
ASSETS                                                         2001          2001
                                                          ------------    ------------
Current Assets
     Cash and cash equivalents                            $    101,917    $    207,092
     Accounts receivable, net of allowance for doubtful
        accounts of $ 100,000 at October 2001
        and $115,000 at July 31, 2001                          534,177         570,733
     Due from officers and employees                           256,936         240,001
     Inventories                                               621,439         711,018
     Prepaid expenses                                          176,799         182,556
                                                          ------------    ------------

        Total current assets                                 1,691,268       1,911,400
                                                          ------------    ------------

Property, Plant and Equipment
     Property, plant and equipment                             842,192         903,072
                                                          ------------    ------------

        Total property, plant and equipment                    842,192         903,072
                                                          ------------    ------------

Noncurrent Assets
     Deposits                                                    8,127           8,127
     Patents and licenses                                    1,071,704       1,014,282
     Deferred acquisition costs                                230,000         230,000
                                                          ------------    ------------

        Total noncurrent assets                              1,309,831       1,252,409
                                                          ------------    ------------

     Total assets                                         $  3,843,291    $  4,066,881
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
     Accounts payable                                     $    351,043    $    543,992
     Accrued liabilities                                        62,549          62,900
     Notes payable                                             300,000              --
                                                          ------------    ------------

        Total current liabilities                              713,592         606,891
                                                          ------------    ------------

Stockholders' Equity
     Common stock, no par value: authorized
        20,000,000 shares, issued and outstanding
         6,974,699 at October 31, 2001 and
         6,954,699 at July 31, 2001                         11,670,446      11,619,666
     Accumulated deficit                                    (8,540,747)     (8,159,676)
                                                          ------------    ------------

        Total stockholders' equity                           3,129,699       3,459,990
                                                          ------------    ------------

     Total liabilities and stockholders' equity           $  3,843,291    $  4,066,881
                                                          ============    ============

                 See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
-------------------------------------------------------------------------
                                               For The Three Months Ended
                                                       October 31
                                               --------------------------
                                                   2001            2000
                                                 --------        --------
Net sales                                      $ 864,028       $ 366,126
Cost of sales                                    487,864         164,077
                                                 --------        --------

Gross profit                                     376,164         202,049
                                                 --------        --------

Selling expenses                                 234,409         174,518
General and administrative expenses              449,925         445,473
Research and development                          70,823          50,985
                                                  -------         -------

Total operating costs                            755,157         670,976
                                                 --------        --------

Operating income (loss)                         (378,993)       (468,927)
                                                 ---------       ---------

Other income and (expense):
Interest income                                      212          14,599
Interest expense                                  (1,690)             -
                                                  -------             --

Total other income (expense)                      (1,478)        14,599
                                                  -------        -------

Income (loss) before income taxes, minority
     interest in subsidiary operations          (380,471)       (454,328)

Federal and state income taxes                       600             200
                                                     ----            ----

Income (loss) before minority interest in
     subsidiary operations                      (381,071)       (454,528)

Minority interest in subsidiary operations             -          14,972
                                                      --         -------

Net income (loss)                             $ (381,071)     $ (439,556)
                                               ===========     ===========


Net income (loss) per common share (basic)       $ (0.05)        $ (0.07)
                                                 ========        ========

Net income (loss) per common share (diluted)     $ (0.05)        $ (0.07)
                                                 ========        ========


CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICITS
--------------------------------------------------------------------------

Balance, beginning of period                 $ (8,159,676)  $ (5,586,041)

Net income (loss)                                (381,071)       (439,556)
                                                 ---------       ---------

Balance, end of period                       $ (8,540,747)  $ (6,025,597)
                                              =============  =============

                 See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
----------------------------------------------------------------------------------------------------------
                                                                            For The Three Months Ended
                                                                                     October 31
                                                                                2001            2000
                                                                            -------------  ---------------

Cash flows from operating activities
     Net income (loss)                                                        $(381,071)   $  (439,556)

     Adjustments to reconcile net income to net cash provided by operating activities:
         Amortization                                                            14,165         21,192
         Depreciation                                                            67,315         47,500
         Minority interest in subsidiary operations                                  --        (14,972)
     Changes in assets and liabilities:
         (Increase) decrease in restricted cash                                      --         (3,036)
         (Increase) decrease in accounts receivable                              36,556        105,665
         (Increase) decrease in due from officers and employees                 (16,935)        (6,592)
         (Increase) decrease in prepaid expense                                   5,757        (67,814)
         (Increase) decrease in inventory                                        89,579        (92,644)
         (Increase) decrease in deposits                                             --          5,956
         Increase (decrease) in accounts payable                               (192,949)       105,017
         Increase (decrease) in accrued liabilities                                (351)        19,114
                                                                             ----------    -----------

             Net cash provided (used) by operating
                 activities                                                    (377,932)      (320,170)
                                                                             ----------     ----------
Cash flows from investing activities
     Purchase of property, plant and equipment                                  (6,434)       (21,903)
     Purchase of patents and licenses                                          (71,589)       (34,000)
     Deferred acquisition costs                                                      --      (201,152)
                                                                              ---------      ---------

             Net cash (used) in investing activities                           (78,023)      (257,055)
                                                                              ---------      ---------

Cash flows from financing activities
     Proceeds from debt obligations                                            300,000             --
     Payments on debt obligations                                                   --        (14,583)
     Proceeds from sale of common stock                                         50,780         84,932
                                                                              ---------      --------
             Net cash provided by financing activities                         350,780         70,349
                                                                              ---------      --------

             Net increase (decrease) in cash and cash
                 equivalents                                                  (105,175)      (506,876)

Cash at beginning of period                                                    207,092      1,121,316
                                                                              ---------     ---------

Cash at end of period                                                        $ 101,917    $   614,440
                                                                             ==========   ===========

Supplemental disclosures of cash flow information
     Cash paid for interest paid                                              $  1,690    $     5,462
     Cash paid for taxes paid                                                 $  2,400    $       800
     Noncash investing and financing activities:
     Value of shares issued in exchange for Nutripure.com minority interest   $     --    $   550,011

                 See notes to consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1.   Financial Statements
          The financial statements included herein have been prepared by Innovative Medical Services (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Innovative Medical Services believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the July 31, 2001 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist and procedures that will be accomplished by Innovative Medical Services later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

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

          The Company plans to utilize multiple forms of analysis and control to evaluate the performance of the segments and to evaluate investment decisions. In general, gross margin and Earnings Before Interest Depreciation and Amortization (EBITDA) are deemed to be the most significant measurements of performance, although collection volumes and certain controllable costs also provide useful "early warning signs" of future performance. Because the Company has just recently changed to multiple segments, historical data on gross profit and income from operations is not available. However, the following is a summary of segment revenues at October 31, 2001:

                                           Three months        %         Three months Ended       %
                                               Ended         Total        October 31, 2001      Total
                                         October 31, 2000    Sales                              Sales
                                        ------------------ ----------- ------------------------ --------
                     Revenues:
                        Water Treatment        $326,200          100%           $528,300            61%
                        Bioscience                    0            0%            335,700            39%
                                               --------          ----            -------            ---

                     Total Revenues            $326,200          100%           $864,000           100%
                                               ========          ====           ========           ====

Note 3.   Subsequent Events
          On November 30, 2001, we settled the dispute with NVID. Under the terms of the agreement, NVID dismissed its case against us and assigned the Axenohl patent to us. In return, NVID receives 651,000 shares of our common stock and 5% of our gross Axenohl sales until March 2018, the end of the life of the patent. Innovative Medical Services issued an additional 49,000 shares to settle claims on behalf of NVID. There are minimum royalties of $1,000,000 for the period of November 2001 to July 31, 2004 and for each fiscal year thereafter. If the minimum royalty for any period is not met, we have the right, in our sole and absolute discretion to pay NVID the deficiency in cash, in our common stock at prevailing market prices or transfer the patent back to NVID without further royalty obligation. As the sole owner of the patent, we control the granting of rights to market and distribute Axenohl and related products. ETI-H2O, our wholly owned subsidiary, retains sole manufacturing rights. As part of the settlement agreement, we have entered into non-exclusive marketing agreements for Axenohl with Watertronics, Ltd., for the United Kingdom and Aqua Biotech S.A. de C.V. for the Republic of Mexico. In addition, Innovative Medical Services reaffirmed the exclusive right of Sistecam, S.A. to manufacture and market Axenohl for sale in Costa Rica for the duration of the patent.

Note 4.   Warrants
          On August 8, 2001 the total 3,687,500 Class A warrants and the total 785,000 Class Z warrants expired without exercise.

Note 5.   Reclassifications
          Certain reclassifications have been made to previously reported statements to conform to the Company's current financial statement format.

Note 6.   Line of Credit
          During the quarter, the Company obtained line of credit financing with a private lender. The term of the agreement is one year beginning September 15, 2001 with an interest rate of 12% per annum The Company may borrow up to $500,000, which is fully secured against the Company's accounts receivables. At October 31, 2001, the Company had drawn $300,000 against the line of credit.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the audited and unaudited financial statements of Innovative Medical Services.

OVERVIEW
Innovative Medical Services began as a provider of pharmaceutical water purification products. Although the majority of our current revenues are still from the pharmacy industry, we have expanded from our commercial pharmacy market into other, broader markets with new products, including residential water filtration systems , heath and wellness related e-commerce products and bioscience technologies.

Water Treatment Division
The Fillmaster(R) pharmaceutical water purification, dispensing and measuring products include the Pharmapure(R) water purification system, the FMD 550 dispenser, the patented Fillmaster 1000e computerized dispenser and the patented Scanmaster(TM) bar code reader. We also market proprietary National Sanitation Foundation certified replacement filters for the Fillmaster Systems.

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

E-Commerce
Through our subsidiary Nutripure.com, we operate Nutripure.com(TM), an e-commerce health website that distributes Bergen Brunswig products. We provide consumers a wide variety of vitamins, minerals, nutritional supplements, homeopathic remedies and natural products. In addition to merchandise, the site offers comprehensive health and wellness information in an easy-to-access, intuitive reference format. Although sales from Nutripure.com are non-material, we have minimized costs related to the operation and promotion of the website.

Bioscience Division
Our bioscience division includes a silver ion technology called Axenohl(TM). Axenohl is a patented, non-toxic aqueous disinfectant. The use dilution formulation of Axenohl is called Axen(TM). The EPA registration for use of Axenohl and Axen as hard surface disinfectants has been issued. The first Axen-containing product we developed is our CleanKill(TM) hard surface disinfectant for sale to the pest control industry. We intend not only to sell our own Axen-based hard surface disinfectant products, but also to sell Axen as an additive to other manufacture's products

We plan to pursue additional EPA, USDA and FDA regulatory approvals for other applications. Additional possible uses for this product include wound care, topical infection care and personal disinfecting retail products, which may require FDA approvals, as well as municipal water treatment and point-of-use/point-of-entry water treatment products, which may require additional EPA approvals. The investment necessary to pursue regulatory approval for Axenohl will be significant, but as additional US and international approvals for Axenohl uses are received, we expect revenues to develop quickly.

We currently operate under a five-year contract signed in March 2001 to provide Axenohl to Dodo & Company, a Korean cosmetics manufacturer and marketer. Dodo & Company has developed an Axen-containing line of skin care products for the treatment of acne. The product line, called A-Clinic, launched in South Korea in September 2001. Under the contract, Dodo & Company will purchase approximately $1.2 million dollars of product from us over five years. In addition to the purchase price, we will receive a royalty on sales of the Axen-containing products. We anticipate that, over the five years, the revenues from Dodo & Company cosmetics royalties will exceed $5 Million. Regulatory clearances have not been issued in South Korea.

Originally, we obtained worldwide manufacturing and marketing rights to Axen/Axenohl from NVID International, Inc., in a License Agreement dated November 24, 1999 and a Manufacturing, Licensing and Distribution Agreement dated March 26, 2000 which supersedes the November 1999 Agreement. The latter agreement became the subject of litigation that has subsequently settled in November 2001.

Under the terms of the settlement, we acquired the Axenohl patent from NVID in exchange for 700,000 shares of our common stock and 5% of our gross Axenohl sales until March 2018, the end of the life of the patent. There are minimum royalties of $1,000,000 for the period of November 2001 to July 31, 2004 and for each fiscal year thereafter. If the minimum royalty for any period is not met, we have the right, in our sole and absolute discretion to pay NVID the deficiency in cash, in our common stock at prevailing market prices or transfer the patent back to NVID without further royalty obligation. As the sole owner of the patent, we control the granting of rights to market and distribute Axenohl and related products. ETI-H2O, our wholly owned subsidiary, retains sole manufacturing rights. As part of the settlement agreement, we have entered into non-exclusive marketing agreements for Axenohl with Watertronics, Ltd., for the United Kingdom and Aqua Biotech S.A. de C.V. for the Republic of Mexico. In addition, Innovative Medical Services reaffirmed the exclusive right of Sistecam, S.A. to manufacture and market Axenohl for sale in Costa Rica for the duration of the patent.

Our bioscience division also includes a line of pesticide technologies. The EPA-approved RoachX(TM) was the first product to launch from the line. The national kickoff took place at the National Pest Management Association meeting in New Orleans, Louisiana, in October 2001. We have earned the support of and are selling RoachX through Vopak (formerly Van, Waters & Rogers) and members of the Speckoz group of nine regional independent wholesalers.

United States Department of Agriculture testing confirms that RoachX is over 96% effective in three to four days with one application for indoor and outdoor eradication of cockroaches, and can be used near children and food preparation areas. Boric acid is a well-known and effective deterrent of cockroaches and will kill them on contact, but cockroaches do not naturally eat the repellent. Although many pesticide products contain boric acid as the listed active ingredient, we believe RoachX to be new because of the combination of boric acid and glycerin in a colloidal suspension to create three unique results: 1) The formula protects the boric acid from water and humidity, 2) The cockroaches perceive formulation as food and will actually eat the glycerin-encapsulated boric acid, and 3) The formula acts as a time-released pesticide, allowing the cockroach to return to the nest before it dies and then becomes a "bait station" for other roaches in the colony. We believe the product line, containing particular formulas for specific pests, is effective against cockroaches, ants, palmetto bugs, silverfish, waterbugs, ticks, fleas, lice and garden pests.

At the October trade show, we also launched ProChoice(TM) caulk for pest control operators. We repackage an NSF, USDA and FDA approved food-grade silicone caulk as our ProChoice product. ProChoice does not contain any pesticide and is a convenience tool for pest control operators for "exclusion", or the filling of cracks and crevices to create a physical barrier insects cannot penetrate.

In January 2002, we will formally launch CleanKill(TM), the Axen-based hard surface disinfectant for the pest control industry. CleanKill is approved by the EPA as an additional brand name of Axen. We believe adding sales of these products to the already climbing RoachX revenues will have a very material positive effect on revenues in the coming fiscal year.

By February 2002, we plan to launch AntX(TM), our latest development in pesticide technology. We have submitted for and anticipate receiving EPA approval for AntX(TM), the next product in the line. We are ready to begin selling AntX as soon as approval is received.

Although we think that the pesticide technologies will have the most immediate material impact on revenues in the coming quarters, we believe that the silver ion technologies will ultimately become the largest revenue generator for Innovative Medical Services. We intend not only to sell our own Axen-based products, like CleanKill, but also to sell Axen as an additive to other manufacturer's products, like Dodo Cosmetics' acne-fighting product line. We believe that the innumerable applications for a non-toxic, tasteless, odorless, highly effective antimicrobial agent present an outstanding market opportunity for our Axenohl products.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2001 VERSUS THREE MONTHS ENDED OCTOBER 31, 2001
During the quarter, we continued to realize revenues from multiple product lines in our different divisions. In order to be more informative regarding distribution of revenues, discussion of revenues will be in terms of our water treatment and bioscience divisions.

Revenues of $864,000 in the quarter ended October 31, 2001 were 136% higher than the $366,100 in revenues reported for the quarter ended October 31, 2000. In the prior period, revenues were exclusively from sales of commercial and residential water treatment products. In the current period, revenues were also generated from our new bioscience division. The increase in revenues was due to an increase in revenues in our water treatment division and the addition of revenues from our bioscience division. During the quarter, water treatment division revenues of $528,400 were 42% higher than the prior quarter and include $411,400 in Fillmaster commercial water purification product sales and $117,000 in Nutripure residential water treatment product sales. Bioscience division revenues were $335,600 and include silver ionization product sales of $210,000 and pesticide product sales of $125,600.

Except for products sold through the Nutripure water dealer program, revenues of all products are recognized on shipment where the sale is made F.O.B. shipping point. Nutripure water dealer program sales consist mostly of sales of other manufacturers' products to independent dealers. Revenue is recognized on sales to dealers as shipped since we currently do not sell to third party customers of the dealers.

Gross profit for the quarter ended October 31, 2001 was $487,900 versus $164,100 in 2000. Gross profit percentage of 44% in 2001 was lower versus 55% in 2000. The decrease in gross profit percentage was largely due to lower margins associated with the Nutripure water dealer program products. Also in the prior quarter, Fillmaster replacement filter sales, which are associated with higher margins, comprised 33% of total sales compared to only 14% of total sales in the recent quarter.

Net loss for the quarter ended October 31, 2001 was $381,100 versus net loss of $439,600 for the same period in 2000. During the quarter, General and Administrative expenses remained constant increasing only 1% or $4,400 from $445,500 in fiscal 2000 to $449,900 in fiscal 2001. Selling expense increased approximately $59,900, or 34%, from $174,500 in 2000 to $234,400 in 2001 because of increased costs associated with development of marketing materials, hiring of additional sales personnel, trade shows and product launches for the bioscience division. Research and Development costs were higher; increasing $19,800 or 39% from $51,000 in the quarter ended October 31, 2000 to $70,800 in the current quarter. The increase was due mainly to costs associated with development of bioscience division products, including RoachX, AntX and Clean Kill.

LIQUIDITY AND CAPITAL RESOURCES
From inception through October 31, 2001, we have financed our operations primarily through our initial public offering in August of 1996, by a subsequent private placement in March of 2000, and by other smaller private placement stock sales. We have operated without long-term debt and have no plans to obtain long-term financing in the next twelve months. We believe that sales from our new product lines will not provide sufficient capital resources to sustain operations and fund product development through fiscal year 2002. In the short term, we expect to raise capital through equity sales as necessary to fund future growth until we operate above the break-even point. We continually evaluate opportunities to sell additional equity or debt securities, or obtain credit facilities from lenders to strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

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

During the fiscal quarter ended October 31, 2001, our current assets to liabilities ratio decreased from 3.15 to 2.37. Current assets decreased $220,100 from $1,911,400 to $1,691,300. Current assets at October 31, 2001 include a decrease of $105,200 in cash and cash equivalents and a decrease of $89,600 in inventories, which reflects a changing product mix and more efficient purchasing. Accounts receivable and other current assets remained relatively constant.

Current liabilities increased $106,700 from $606,900 to $713,600. The increase in current liabilities was the net result of a pay down of accounts payable of $193,000 and an increase in notes payable of $300,000. The note payable was drawn against a $500,000 credit line we established during the quarter, which is secured against our accounts receivable.

Noncurrent assets increased by $57,400 during the quarter due to the increase in Patents and Licenses.

Cash flows used from operations were $381,100 in the quarter ended October 31, 2001 and $439,600 in 2000. For fiscal 2001, cash flows used in investing activities included $6,400 for the purchase of machinery and equipment and $71,600 for the purchase of patents and licenses. In fiscal 2000 cash flows used in investing activities included $21,900 for the purchase of machinery and equipment and $34,000 for the purchase of patents and licenses. We also incurred $201,200 in deferred acquisition costs during fiscal 2000. Cash flows from financing activities were $350,800 in fiscal 2001 and $70,300 in fiscal 2000.

Financing activities for the current quarter included the addition of $300,000 in notes payable from a line of credit established in September 2001. Cash flows from financing activities also included an increase of common stock of $51,000 from the exercise of options during the quarter. In the prior quarter, cash flows from financing activities included a pay down of $14,600 in notes payable and an increase of common stock of $84,900 from the exercise of options during the quarter. The total decrease in cash and cash equivalents for 2001 was $105,200 as compared to an increase of $506,900 during the same period in 2000.

PART 2   OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS
There have been no developments in the case involving Innovative Medical Services and Zedburn Corporation et. al. in Circuit Court of Pinellas County, Florida as previously disclosed and incorporated by reference herein from Annual Report on Form 10KSB for fiscal year ended July 31, 2001 as filed on October 29, 2001.

In August 2001, Innovative Medical Services and Eckerd Corporation settled the previously reported litigation. We had filed an action against Eckerd Corporation in Superior Court in the State of California in August 2000, in which we alleged Eckerd Corporation had not paid for Fillmaster products ordered by and shipped to Eckerd pharmacies. Executives of both companies determined it was in their mutual best interest to avoid the costs and risks associated with litigation and settle the dispute. The terms of the settlement include a payment to Innovative Medical Services by Eckerd of a compromised amount of the claim and a commitment by Innovative Medical Services to supply product to Eckerd.

As previously reported, we had filed an action against John Woodard, former Vice President of Sales, in Superior Court in the State of California in April 2000, alleging Mr. Woodard violated his non-competition/non-disclosure agreement. We had also filed an action against Fresh Water Systems, Inc., Steven Norvell, Brian Folk and Eric Norvell in Superior Court in the State of California in August 2000, alleging Fresh Water Systems and its officers and directors misappropriated trade secrets of ours obtained from former employees, engaged in unfair competition in violation of the California Unfair Practices Act, tortious interference with contractual relations, tortious interference with prospective business advantage, fraud, trade libel and conspiracy.

In December 2001, a settlement was reached in the matter of Innovative Medical Services v. Fresh Water Systems, Inc., et. al. Executives of both companies determined it was in their mutual best interest to avoid the costs and risks associated with litigation and settle the dispute. All claims and cross-claims were resolved. The terms of the settlement include a payment to Innovative Medical Services by Fresh Water Systems of a compromised amount of the claim and a commitment by Innovative Medical Services to license its patented electronic dispensing technology to Fresh Water Systems.

As previously reported, on April 12, 2001, NVID, International, Inc. filed a declaratory judgment action in the Circuit Court of Pinellas County, Florida against Innovative Medical Services and ETI-H2O, Inc. The lawsuit sought a judicial declaration that the Manufacturing, Licensing and Distribution Agreement, dated March 26, 2000 between us, NVID, International, Inc. and ETI-H2O did not constitute a binding contract and sought unspecified damages. The lawsuit did not challenge the binding effect of the Standard Manufacturing Agreements dated November 30, 1998 and September 17, 1999 between NVID, International, Inc. and ETI-H2O and the November 24, 1999 License Agreement between us and NVID, International, Inc. After removing the case from Pinellas County Circuit Court to the United States District Court for the Middle District of Florida and filing a Motion to Dismiss in May 2001, we filed and were granted a Petition to Compel Arbitration in the United States District Court for the Southern District of California in July 2001.

On November 30, 2001, we settled the dispute with NVID. Under the terms of the agreement, NVID dismissed its case against us and assigned the Axenohl patent to us. In return, NVID receives 651,000 shares of our common stock and 5% of our gross Axenohl sales until March 2018, the end of the life of the patent. An additional 49,000 shares of stock were issued to settle claims on behalf of NVID. There are minimum royalties to be paid by Innovative Medical Services to NVID of $1,000,000 for the period of November 2001 to July 31, 2004 and for each fiscal year thereafter. If the minimum royalty for any period is not met, we have the right, in our sole and absolute discretion to pay NVID the deficiency in cash, in our common stock at prevailing market prices or transfer the patent back to NVID without further royalty obligation. Pursuant to the terms of the agreement, NVID assigned 17,500 shares to Andrew Arata, 17,500 shares to George Duren and 14,000 shares to Dr. Charles Lewis in settlement of claims by these individuals against NVID. Mr. Arata and Mr. Duren are executive officers of ETI-H2O, our wholly owned subsidiary. ETI-H2O remains the sole manufacturer of Axenohl. As the sole owner of the patent, we control the granting of rights to market and distribute Axenohl and related products. As part of the settlement agreement, we have entered into non-exclusive marketing agreements for Axenohl with Watertronics, Ltd., for the United Kingdom and Aqua Biotech S.A. de C.V. for the Republic of Mexico. In addition, Innovative Medical Services reaffirmed the exclusive right of Sistecam, S.A. to manufacture and market Axenohl for sale in Costa Rica for the duration of the patent.

All documents required by the agreement have been executed and delivered except for the personal guaranty of one of the NVID directors to indemnify us and our successors and assigns in respect of any and all claims, losses, damages and expenses which may be incurred by us as a result of or arising out of any claims of ownership or interest in the Patent, including but not limited to claims of license, assignment or security interest by any party. As a result of the failure to deliver this personal guaranty, the 651,000 shares issued to NVID are to be held by the Arbitrator until such time the time period in which adverse claims may be filed against the assignment of the patent with the U.S. Patent Office has expired. This time period is five months from the date of the filing of the assignment of the patent with the U.S. Patent Office. We anticipate the filing of the assignment of patent with the U.S. Patent Office on or before December 14, 2001.


ITEM 2.
CHANGES IN SECURITIES
In December 2001, we issued 700,000 shares of common stock pursuant to the settlement of our litigation with NVID International, Inc. in exchange for the Axenohl patent. We issued 651,000 shares to NVID International and 49,000 shares to three other individuals in settlement of their claims against NVID with respect to the patent.

With respect to the sales made, we relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered solely to accredited or sophisticated investors who were provided all of the current public information available on Innovative Medical Services.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5.
OTHER INFORMATION
Not applicable.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K
A.  Exhibits

3.1 (1) -- Articles of Incorporation, Articles of Amendment and Bylaws
4.1 (1) -- Form of Class A Warrant
4.2 (1) -- Form of Class Z Warrant
4.3 (1) -- Form of Common Stock Certificate
4.4 (1) -- Warrant Agreement
4.5 (2) -- March 2000 Warrant
4.6 (3) -- January 2001 Warrant
4.7 (4) -- Convertible Debenture
4.8 (5) -- Convertible Debenture Purchase Agreement
4.9 (6) -- Convertible Debenture Warrant
10.1 (1)-- Employment Contract/Michael L. Krall
10.2 (7)-- Manufacturing, Licensing and Distribution Agreement dated March 26,
            2001
10.3 (8) -- Axenhol License Agreement
10.4 (9) -- Weaver - Roach X Assignment
10.5 (9) -- Dodo Agreement [CONFIDENTIAL TREATMENT REQUESTED FOR CERTAIN OMITTED
                            INFORMATION FILED SEPARATELY]
10.6 (8) -- Promissory Note of Michael Krall
10.7 (8) -- Promissory Note of Gary Brownell
10.8 (9) -- Nutripure Dealer Agreement
10.9 (9) -- Sales Finance Agreement
10.10(10)-- ETIH2O, Inc., Acquisition Agreement
10.11(11)-- NVID Litigation Settlement Agreement
10.12(12)-- Addendum #1 to NVID Settlement Agreement
11       --  Statement re: computation of per share earnings

(1)      Incorporated by reference from Form SB-2 registration statement
         SEC File # 333-00434 effective August 8, 1996
(2)      Incorporated by reference from S-3 registration statement,
         SEC File #333-36248 effective on May 17, 2000
(3)      Incorporated by reference from S-3 registration statement,
         SEC File #333-55758 effective on February 26, 2001
(4)      Incorporated by reference from S-3 registration statement,
         SEC File #333-61664 filed on May 25, 2001
(5) Incorporated by reference from pre-effective amendment no. 1 to S-3 registration statement, SEC File #333-61664 filed on July 10, 2001
(6)      Incorporated by reference from pre-effective amendment no. 2 to
         S-3 registration statement, SEC File  #333-61664 filed on
         August 13, 2001
(7)      Incorporated by reference from Current Report on Form 8-K filed on
         May 24, 2001 as amended on October 19, 2001
(8)      Incorporated by reference from the Amended Annual Report on Form
         10KSB for the fiscal year ended July 31, 2000 filed on October 19, 2001
(9) Incorporated by reference from Amended Form 10QSB for the nine month period ended April 30, 2001 filed on October 19, 2001
(10)     Incorporated by reference from the Amended Annual Report on Form
         10KSB for the fiscal year ended July 31, 2001 filed on November 13,
         2001
(11) Incorporated by reference from Current Report on Form 8-K filed on December 6, 2001
(12) Incorporated by reference from Amended Current Report on Form 8-K filed on December 7, 2001

B.  Reports on Form 8-K:

A Current Report on Form 8-K was filed on December 6, 2001 and amended on December 7, 2001


SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INNOVATIVE MEDICAL SERVICES
                                          (Registrant)


                                By:       /s/ Michael L. Krall
                                          -------------------------------
                                          Michael L. Krall, President/CEO
                                          December 14, 2001



                                By:       /s/ Gary Brownell
                                          --------------------------------------
                                          Gary Brownell, Chief Financial Officer
                                          December 14, 2001