Form 10QSB
period 2002-01-31
INNOVATIVE MEDICAL SERVICES
filed 2002-03-18
CIK 1006028

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended January 31, 2002
                                  -----------------


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [No Fee Required] For the transition period from       to
                                                                 ------   -----


         Commission File number 0-21019
                                -------


                           INNOVATIVE MEDICAL SERVICES
                           ---------------------------
                 (Name of small business issuer in its charter)


                California                              33-0530289
       --------------------------------        -------------------------------
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

         Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No| |

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 7,928,099 as of March 15, 2002.

INNOVATIVE MEDICAL SERVICES
INDEX

PART 1.  FINANCIAL INFORMATION
         Item 1.   Financial Statements
                   Balance Sheets as of July 31, 2001 and January 31, 2002 Statements of Operations for the three months ended January 31, 2001 and 2002 Statements of Cash Flows for the three months ended January 31, 2001 and 2002

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------
                                                            (Unaudited)
                                                            January 31         July 31
                                                               2002              2001
                                                           --------------   ---------------
ASSETS
Current Assets
     Cash and cash equivalents                            $    330,238    $    207,092
     Accounts receivable, net of allowance for doubtful
         accounts of $ 110,000 at January 2002
         and $115,000 at July 31, 2001                         503,713         570,734
     Subscriptions receivable                                  100,000              --
     Due from officers and employees                           239,688         240,001
     Inventories                                               653,473         711,018
     Prepaid expenses                                          173,158         182,556
                                                             ---------       ---------

         Total current assets                                2,000,270       1,911,400
                                                             ---------       ---------

Property, Plant and Equipment
     Property, plant and equipment                             790,210         903,072
                                                             ---------       ---------

         Total property, plant and equipment                   790,210         903,072
                                                             ---------       ---------

Noncurrent Assets
     Deposits                                                    8,953           8,127
     Patents and license                                     2,650,645       1,014,282
     Deferred acquisition costs                                243,000         230,000
                                                             ---------       ---------

         Total noncurrent assets                             2,902,598       1,252,409
                                                             ---------       ---------

     Total assets                                         $  5,693,077    $  4,066,881
                                                             =========       =========


LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
     Accounts payable                                     $    520,948    $    543,992
     Accrued liabilities                                       108,300          62,900
     Notes payable                                             400,245              --
                                                             ---------       ---------
         Total current liabilities                           1,029,492         606,892
                                                             ---------       ---------

Stockholders' Equity
     Class A common stock, no par value: authorized
         20,000,000 shares, issued and outstanding
          7,928,099 at January 31, 2002 and
          6,954,699 at July 31, 2001                        13,620,475      11,619,665
     Accumulated deficit                                    (8,956,890)     (8,159,676)
                                                             ---------       ---------
         Total stockholders' equity                          4,663,585       3,459,989
                                                             ---------       ---------

     Total liabilities and stockholders' equity           $  5,693,077    $  4,066,881
                                                             =========       =========



CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
------------------------------------------------------------------------------------------------------------

                                                        For the Six Months Ended   For the Three Months Ended
                                                                 January 31                 January 31
                                                             2002          2001         2002           2001
                                                       ------------  ------------  ------------  ------------
Net sales                                              $ 1,698,183    $   761,441    $ 834,155    $ 395,315
Cost of sales                                              805,819        424,517      317,955      260,440
                                                       -----------    -----------    ---------    ---------
Gross profit                                               892,364        336,924      516,200      134,875
                                                       -----------    -----------    ---------    ---------
Selling expenses                                           354,525        277,166      120,116      102,647
General and administrative expenses                      1,006,793        939,493      556,868      492,565
Research and development                                   316,212         82,803      245,389       41,773
                                                       -----------    -----------    ---------    ---------
Total operating costs                                    1,677,531      1,299,462      922,374      636,985
                                                       -----------    -----------    ---------    ---------
Operating income (loss)                                   (785,167)      (962,538)    (406,174)    (502,110)
                                                       -----------    -----------    ---------    ---------
Other income and (expense):
     Interest income                                           343         23,161          131        8,562
     Interest Expense                                      (11,190)        (9,645)      (9,500)      (1,455)
                                                       -----------    -----------    ---------    ---------
Total other income (expense)                               (10,848)        13,516       (9,370)       7,107
                                                       -----------    -----------    ---------    ---------
Income (loss) before income taxes, minority
     Interest in subsidiary operations                    (796,014)      (949,022)    (415,543)    (495,003)

Federal and state income taxes                               1,200            400          600          200
                                                       -----------    -----------    ---------    ---------
Income (loss) before minority interest in subsidiary
     operations                                           (797,214)      (949,422)    (416,143)    (495,203)

Minority interest in subsidiary operations                      --         14,972           --          310
                                                       -----------    -----------    ---------    ---------
Net income (loss) before cumulative                    $  (797,214)   $  (934,450)   $(416,143)   $(494,893)
                                                       ===========    ===========    =========    =========

Net income (loss) per common (basic)                   $     (0.11)   $     (0.15)   $   (0.06)   $   (0.08)
                                                       ===========    ===========    =========    =========
Net income (loss) per common share (diluted)           $     (0.11)   $     (0.15)   $   (0.06)   $   (0.08)
                                                       ===========    ===========    =========    =========



                                                        Six Months
                                                          Ended       Year Ended
                                                        January 31      July 31
CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICITS            2002           2001
--------------------------------------------------------------------------------


Balance, beginning of period                         $(8,159,676)   $(6,377,451)

Net income (loss)                                       (797,214)    (1,782,224)
                                                     -----------    -----------

Balance, end of period                               $(8,956,890)   $(8,159,676)
                                                     ===========    ===========

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
-------------------------------------------------------------------------------------------------------

                                                                           For the Six Months Ended
                                                                                  January 31
                                                                             2002            2001
                                                                         -------------  ---------------

Cash flows from operating activities
  Net income (loss)                                                     $  (797,214)   $  (934,449)

  Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization                                                          115,483         42,385
      Depreciation                                                          128,429         95,370
      Minority interest in subsidiary operations                                 --        (61,697)
  Changes in assets and liabilities:
      (Increase) decrease in restricted cash                                     --         (6,117)
      (Increase) decrease in accounts receivable                             67,021        125,748
      (Increase) decrease in subscriptions receivable                      (100,000)            --
      (Increase) decrease in due from officers and employees                    313       (108,895)
      (Increase) decrease in prepaid expense                                  9,398        (29,867)
      (Increase) decrease in inventory                                       57,545        (96,801)
      (Increase) decrease in deposits                                          (826)         4,956
      (Increase) decrease in goodwill                                            --          4,267
      (Increase) decrease in intangible assets                                   --          4,500
      Increase (decrease) in accounts payable                               (23,044)        10,509
      Increase (decrease) in accrued liabilities                             45,400          9,987
                                                                          ---------      ---------
          Net cash provided (used) by operating
              activities                                                   (497,496)      (940,104)
                                                                          ---------      ---------
Cash flows from investing activities
  Purchase of patents and licenses                                          (83,334)      (307,325)
  Purchase of property, plant and equipment                                (131,049)       (48,395)
  Purchase of deferred acqusition costs                                     (13,000)            --
                                                                          ---------      ---------

          Net cash (used) in investing activities                          (227,383)      (355,720)
                                                                          ---------      ---------
Cash flows from financing activities
  Proceeds from debt obligations                                            400,245             --
  Payments on debt obligations                                                   --        (14,583)
  Proceeds from sale of common stock                                        447,780        537,669
                                                                          ---------      ---------

          Net cash provided by financing activities                         848,025        523,086
                                                                          ---------      ---------
          Net increase (decrease) in cash and cash
              equivalents                                                   123,146       (772,738)

Cash at beginning of period                                                 207,092      1,121,316
                                                                          ---------      ---------

Cash at end of period                                                   $   330,238    $   348,578
                                                                        ===========    ===========
Supplemental disclosures of cash flow information
  Cash paid for interest paid                                           $    11,190    $     9,645
  Cash paid for taxes paid                                              $     1,200    $       400
  Noncash investing and financing activities:
  Value of shares issued in exchange for Silver Ion Technology patent   $ 1,540,600    $        --


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

              The Company's business activities are divided, managed and conducted in two basic business segments, the Water Treatment segment and the Biosciences segment. These two segments were determined by management based upon the inherent differences in the end use of the products, the inherent differences in the value added processes made by the Company, the differences in the regulatory requirements and the inherent differences in the strategies required to successfully market finished products. The Water Treatment segment includes Commercial Water treatment, Residential Retail products and the Nutripure Water Dealer program. Bioscience includes two new products, Axenohl (Silver Ion Technology) and RoachX (Pest Management).

              The Company plans to utilize multiple forms of analysis and control to evaluate the performance of the segments and to evaluate investment decisions. In general, gross margin and Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) are deemed to be the most significant measurements of performance, although collection volumes and certain controllable costs also provide useful "early warning signs" of future performance. Because the Company has just recently changed to multiple segments, current and historical data on gross profit, income from operations and changes in material assets is not yet available. However, the following is a summary of segment revenues at January 31, 2001 and January 31, 2002:


                             Three months          %       Three months Ended      %
                                Ended            Total       January 31, 2002    Total
                           January 31, 2001      Sales                           Sales
                        ----------------------- --------- --------------------- --------
 Revenues:
    Water Treatment            $393,700             100%        $409,800            49%
    Bioscience                        0               0%         423,500            51%
                               --------           ------         -------            ---

 Total Revenues                $393,700             100%        $833,300           100%
                               ========           ======        ========           ====


                              Six months           %            Six months      %
                                Ended           Total            Ended          Total
                           January 31, 2001      Sales      January 31, 2002     Sales
                        ----------------------- --------- --------------------- --------
 Revenues:
    Water Treatment            $759,500             100%        $959,800            57%
    Bioscience                        0               0%         736,600            43%
                               --------           ------         -------            ---

 Total Revenues                $759,500             100%      $1,696,400           100%
                               ========             ====      ==========           ====

Note 3.       Patent Acquisition
              On November 30, 2001, we settled the dispute with NVID. Under the terms of the agreement, NVID dismissed its case against us and assigned the Axenohl patent to us. In return, NVID receives 651,000 shares of our common stock and 5% of our gross Axenohl sales until March 2018, the end of the life of the patent. Innovative Medical Services issued an additional 49,000 shares to settle claims on behalf of NVID. There are minimum royalties of $1,000,000 for the period of November 2001 to July 31, 2004 and for each fiscal year thereafter. If the minimum royalty for any period is not met, we have the right, in our sole and absolute discretion to pay NVID the deficiency in cash, in our common stock at prevailing market prices or transfer the patent back to NVID without further royalty obligation. As the sole owner of the patent, we control the granting of rights to market and distribute Axenohl and related products. ETI-H2O, our wholly owned subsidiary, retains sole manufacturing rights. As part of the settlement agreement, we have entered into non-exclusive marketing agreements for Axenohl with Watertronics, Ltd., for the United Kingdom and Aqua Biotech S.A. de C.V. for the Republic of Mexico. In addition, Innovative Medical Services reaffirmed the exclusive right of Sistecam, S.A. to manufacture and market Axenohl for sale in Costa Rica for the duration of the patent.

Note 4.       Warrants
              On August 8, 2001 the total 3,687,500 Class A warrants and the total 785,000 Class Z warrants expired without exercise.

Note 5.       Line of Credit
              During the quarter, the Company obtained line of credit financing with a private lender. The term of the agreement is one year beginning September 15, 2001 with an interest rate of 12% per annum The Company may borrow up to $500,000, which is fully secured against the Company's accounts receivable. At January 31, 2002, the Company had drawn $400,000 against the line of credit.

Note 6.       Common Stock
              During the quarter, the Company conducted a $400,000 private placement in which the Company issued 250,000 shares of common stock to eleven accredited investors at a price of $1.60 per share. The Company received $300,000 before the end of the quarter. The remaining $100,000 was received in February and recorded as subscriptions receivable at January 31, 2002. With respect to the sales made, we relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered solely to accredited or sophisticated investors who were provided all of the current public information available on Innovative Medical Services. The Company also received approximately $48,000 from the exercise of options.

Note 7.       Subsequent Events
              On March 11, 2002, the Company's shareholders approved the Innovative Medical Services 2002 Employee Incentive Stock Option Plan. The purpose of the Plan is to advance the business and development of the Company and its shareholders by affording to the key employees and non-employee directors of the Company the opportunity to acquire a propriety interest in the Company by the grant of Options to acquire shares of the Company's common stock.

              The Options granted are "Incentive Stock Options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, for certain key employees. The Plan is administered by an Administrative Committee whom shall serve a one-year term. Subject to anti-dilution provisions, the Plan may issue Options to acquire up to 4,000,000 shares to Key Employees. The exercise price for Options shall be set by the Administrative Committee but shall not be for less than the fair market value of the shares on the date the Option is granted. The period in which Options can be exercised shall be set by the Administrative Committee not to exceed five years from the date of Grant. The Plan may be terminated, modified or amended by the Board of directors upon the recommendation of the Administrative Committee.

              On March 11, 2002, the Company's shareholders approved the Innovative Medical Services 2002- Non-Qualified Stock Option Plan. The purpose of the Plan is to advance the business and development of the Company and its shareholders by affording Eligible Plan Participants the opportunity to acquire a propriety interest in the Company by the grant of Options to acquire shares of the Company's common stock. Eligible Plan Participants include the Directors and Officers of the Company, consultants, advisors and other individuals deemed by the Compensation Committee to provide valuable services to the Company but who are not otherwise eligible to participate in the Employee Incentive Stock Option Plan.

              The Plan is administered by an Administrative Committee whom shall serve a one-year term. The Administrative Committee is composed of the Board's Compensation/Administration Committee. Subject to anti-dilution provisions, the Plan may issue Options to acquire up to 2,000,000 shares to Eligible Plan Participants. The Company will not receive any consideration for the grant of options under the Plan and approximate market value of the shares to be reserved for the plan is $4,000,000 based upon the average thirty trading day closing price for the Company's common stock for the period ending January 31, 2002. The exercise price for Options shall be set by the Administrative Committee but shall not be for less than the fair market value of the shares on the date the Option is granted. Fair market value shall mean the average of the closing price for ten consecutive trading days at which the Stock is listed in the Nasdaq quotation system ending on the day prior to the date an Option is granted. The period in which Options can be exercised shall be set by the Administrative Committee not to exceed five years from the date of Grant.

Note 7.       Reclassifications
              Certain reclassifications have been made to previously reported statements to conform to the Company's current financial statement format.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the audited and unaudited financial statements of Innovative Medical Services.

OVERVIEW
Innovative Medical Services began as a provider of pharmaceutical water purification products. Although the majority of our current revenues are still from the pharmacy industry, we have expanded from our commercial pharmacy market into other, broader markets with new products, including residential water filtration systems and bioscience technologies.

Water Treatment Division
The Fillmaster(R) pharmaceutical water purification, dispensing and measuring products include the Pharmapure(R) water purification system, the FMD 550 dispenser, the patented Fillmaster 1000e computerized dispenser and Scanmaster(TM) bar code reader. We also market proprietary National Sanitation Foundation certified replacement filters for the Fillmaster Systems.

Our Nutripure(R) line of water treatment and filtration systems includes Nutripure whole-house water softening systems, the Nutripure reverse osmosis point-of-use systems, the Nutripure 2000 countertop water filtration system and the Nutripure Sport filtered sport bottle. We distribute our various Nutripure products in several ways, including retail sales, catalogue placement, business-to-business sales and in-home sales presentations.

E-Commerce
In December 2001, Bergen Brunswig Corporation requested we release it from its contract to provide the vitamins, minerals, nutritional supplements, homeopathic remedies and natural products sold on our Nutripure.com website. We agreed, and therefore, on January 15, 2002, Bergen Brunswig Corporation terminated the distribution license for these products. As a result, we have closed our e-commerce division.

Bioscience Division
Our bioscience division includes a silver ion technology called Axenohl(TM). Axenohl is a patented, aqueous disinfectant. The use dilution formulation of Axenohl is called Axen(TM). The EPA registration for use of Axenohl and Axen as hard surface disinfectants has been issued. The first Axen-containing product we developed was our CleanKill(TM) hard surface disinfectant for sale to the pest control industry. We intend not only to sell our own Axen-based hard surface disinfectant products, but also to sell Axen as an additive to other manufacturer's products.

The current EPA approval of Axen is based on prior testing using 12-part per million (ppm) strength. In February and March 2002, we announced the results of a battery of tests using an increased formula strength of 30-ppm to meet rigorous standards of potential product partners and to achieve the shortest possible kill times on a greater scope of microbes. The tests were performed by nationally recognized independent laboratories under AOAC protocol and GLP regulations in accordance with EPA regulations.

Specific Axen test results include:

     - 30-Second Kill Time ---At 30 ppm, Axen demonstrated a 30-second, 99.9999% kill of standard indicator organisms including Staphylococcus aureus ATCC 6538, Pseudomonas aeruginosa ATCC 15442 and Salmonella cholerasuis ATCC 10708. Each is regarded as ever present in nearly every person's life and is also a frequent human pathogen.

     - Residual Kill Activity --- The residual activity of Axen was tested at 0, 1, 6, and 24 hours after application to a hard surface against standard indicator organisms (Staphylococcus aureus ATCC 6538, Pseudomonas aeruginosa ATCC 15442 and Salmonella cholerasuis ATCC 10708). Quantitative residual results at 24 hours after initial application show a 99.99% reduction in all three bacteria tested.

     - Bacteria---Additional testing of Axen against Methicillin Resistant Staphylococcus aureus ATCC 700698 (MRSA), Vancomycin Resistant Enterococcus faecium ATCC 700221 (VRE) and Escherichia coli OH157 ATCC 43888 demonstrated a 99.9999% kill in 2 minutes. These specific bacteria are especially problematic in hospitals because of their resistance to antibiotics. Further, Axen showed a 99.9999% kill in 30 seconds against Listeria monocytogenes ATCC 19111. Food processing operations are challenged to keep this bacterium under control.

     - Fungus --- Axen demonstrated a 99.9999% kill in 10 minutes of the common athlete's foot fungus, Trichophyton mentagrophytes ATCC 9533. After review and approval by the EPA, this data will allow the Company to add a fungicidal claim to its hard surface disinfectant label.

     - Viruses --- Axen also demonstrated 99.9999% virucidal efficacy against HIV Type 1 in 30 seconds, Herpes simplex virus type 1 in one minute, and Influenza A virus ATCC VR-544, Rhinovirus type R 37 ATCC VR-1147, Strain 151-1 and Poliovirus type 2 ATCC VR-1022, Strain Lansing in 10 minutes. After review and approval by the EPA, this data will allow the Company to add these virucidal claims to its hard surface disinfectant label.

We plan to submit this new test data to the EPA as the basis for expanding the existing Axen efficacy claims as a hard surface disinfectant.

Based on the EPA toxicity categorization of antimicrobial products that ranges from Category I (high toxicity) down to Category IV, Axen, with its combination of the biocidal properties of ionic silver and citric acid, is an EPA Category IV antimicrobial for which precautionary labeling statements are normally not required. This compares with Category II warning statements for most leading brands of antimicrobial products.

We plan to pursue additional EPA and FDA regulatory approvals for other applications. Additional possible uses for this product include wound care, topical infection care and personal disinfecting retail products, which may require FDA approvals, as well as municipal water treatment and point-of-use/point-of-entry water treatment products, which may require additional EPA approvals. The investment necessary to pursue regulatory approval for Axenohl will be significant, but as additional US and international approvals for Axenohl uses are received, we expect revenues to develop quickly.

We currently operate under a five-year contract signed in March 2001 to provide Axenohl to Dodo & Company, a Korean cosmetics manufacturer and marketer. Dodo & Company has developed an Axen-containing line of skin care products for the treatment of acne. The product line, called A-Clinic, launched in South Korea in September 2001. Under the contract, Dodo & Company will purchase approximately $1.2 million dollars of product from us over five years. In addition to the purchase price, we receive a royalty on sales of the Axen-containing products. We anticipate that, over the five years, the revenues from Dodo & Company cosmetics royalties will exceed $5 Million. Regulatory clearances have not been issued in South Korea.

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

The United States patent for Axenohl was issued on March 6, 2001, and a supplemental patent has been filed to cover the substitution of 14 other organic acids for citric acid in the formulation.

Our bioscience division also includes a line of pesticide technologies. The EPA-approved, patent-pending RoachX(TM) was the first product to launch from the line. The national kickoff took place at the National Pest Management Association meeting in New Orleans, Louisiana, in October 2001. We are selling RoachX through Vopak (formerly Van, Waters & Rogers) and members of the Speckoz group of nine regional independent wholesalers.

United States Department of Agriculture testing confirms that RoachX is over 96% effective in three to four days with one application for indoor and outdoor eradication of cockroaches, and can be used near children and food preparation areas. Boric acid is a well-known and effective deterrent of cockroaches and will kill them on contact, but cockroaches do not naturally eat the repellent. Although many pesticide products contain boric acid as the listed active ingredient, we believe RoachX to be new because of the combination of boric acid, glycerin and a protein-based attractant in a colloidal suspension to create three unique results: 1) The formula protects the boric acid from water and humidity, 2) The cockroaches perceive the formulation as food and will actually eat the glycerin-encapsulated boric acid, and 3) The formula acts as a time-released pesticide, allowing the cockroach to return to the nest before it dies and then becomes a "bait station" for other roaches in the colony. We believe the product line, containing particular formulas for specific pests, is effective against cockroaches, ants, palmetto bugs, silverfish, waterbugs, ticks, fleas, lice and garden pests.

At the October trade show, we also launched Pro's Choice(TM) caulk for pest control operators. We repackage an NSF, USDA and FDA approved food-grade silicone caulk as our Pro's Choice product. Pro's Choice does not contain any pesticide and is a convenience tool for pest control operators for "exclusion", or the filling of cracks and crevices to create a physical barrier insects cannot penetrate.

In January 2002, we formally launched CleanKill(TM), the Axen-based hard surface disinfectant for the pest control industry. CleanKill is approved by the EPA as an additional brand name of Axen. We believe adding sales of these products to the already climbing RoachX revenues will have a very material positive effect on revenues in the coming fiscal year.

In March 2002, we received EPA approval for our second pesticide product, AntX(TM). Targeted to pest control professionals, AntX 75 will soon be available through commercial distributors in the pesticide industry. AntX 75 combines our patent-pending glycerol boric acid technology with a carbohydrate-based attractant to create a non-drying, time-released bait. The non-drying formula allows ants to feed until the bait is gone. The formula also completely masks the borate in the bait and produces a time-released effect that lengthens the kill time, giving the ants time to return to their nests before dying.

Although we think that the pesticide technologies will have the most immediate material impact on revenues in the coming quarters, we believe that the silver ion technologies will ultimately become the largest revenue generator for Innovative Medical Services. We intend not only to sell our own Axen-based products, like CleanKill, but also to sell Axen as an additive to other manufacturer's products, like Dodo Cosmetics' acne-fighting product line. We believe that the innumerable applications for a Class IV, tasteless, odorless, highly effective antimicrobial agent present an outstanding market opportunity for our Axenohl products.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2002 VERSUS THREE MONTHS ENDED JANUARY 31, 2001
During the quarter, we continued to realize revenues from multiple product lines in our different divisions. In order to be more informative regarding distribution of revenues, discussion of revenues will be in terms of our water treatment and bioscience divisions.

Revenues of $834,200 in the quarter ended January 31, 2002 were 111% higher than the $395,300 in revenues reported for the quarter ended January 31, 2001. In the prior period, revenues were exclusively from sales of commercial and residential water treatment products. In the current period, revenues were also generated from our new bioscience division. The increase in revenues was due to both an increase in revenues in our water treatment division and the addition of revenues from our bioscience division. During the quarter, water treatment division revenues of $409,800 were 9% higher than the prior quarter and include $319,900 in Fillmaster commercial water purification product sales and $89,900 in Nutripure residential water treatment product sales. This compares to $298,900 in Fillmaster and $77,800 in Nutripure sales in the quarter ended January 31, 2001. Bioscience division revenues were $423,500 and include silver ionization product sales of $336,700 and pesticide product sales of $86,800.

Revenues of all products are recognized on shipment where the sale is made F.O.B. shipping point, including the Nutripure water dealer program sales, which consist mostly of sales of other manufacturers' products to independent dealers. Revenue is recognized on sales to dealers as shipped since we currently do not sell to third party customers of the dealers.

Gross profit for the quarter ended January 31, 2002 was $516,200 versus $134,900 in 2001. Gross profit percentage of 62% in 2002 was higher versus 34% in 2001. The increase in gross profit percentage was largely due to higher margins associated with the silver ionization and pesticide products.

Net loss for the quarter ended January 31, 2002 was $416,100 versus net loss of $495,200 for the same period in 2001. During the quarter, General and Administrative expenses increased 13% or $64,300 from $492,600 in fiscal 2001 to $556,900 in fiscal 2002. Selling expense increased approximately $17,500, or 17%, from $102,600 in 2001 to $120,100 in 2002 because of increased costs associated with development of marketing materials, hiring of additional sales personnel, trade shows and product launches for the bioscience division. Research and Development costs were higher; increasing $203,600 or 487% from $41,800 in the quarter ended January 31, 2001 to $245,400 in the current quarter. The increase was due mainly to costs associated with development of bioscience division products, including RoachX, AntX and Clean Kill.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2002 VERSUS SIX MONTHS ENDED JANUARY 31, 2001
Revenues of $1,698,200 in the six months ended January 31, 2002 were 123% higher than the $761,400 in revenues reported for the six months ended January 31, 2001. In the prior period, revenues were exclusively from sales of commercial and residential water treatment products. In the current period, revenues were also generated from our new bioscience division. The increase in revenues was due to both an increase in revenues in our water treatment division and the addition of revenues from our bioscience division. During the current six months, water treatment division revenues of $959,800 were 26% higher than the prior six-month period and include $725,900 in Fillmaster commercial water purification product sales and $223,900 in Nutripure residential water treatment product sales. Bioscience division revenues were $736,600 and include silver ionization product sales of $546,700 and pesticide product sales of $189,900.

Gross profit for the six months ended January 31, 2002 was $892,400 versus $336,900 in 2001. Gross profit percentage of 53% in 2002 was higher versus 44% in 2001. The increase in gross profit percentage was largely due to higher margins associated with the silver ionization and pesticide products.

Net loss for the six months ended January 31, 2002 was $797,200 versus net loss of $934,500 for the same period in 2001. Selling expense increased approximately $77,300, or 28%, from $277,200 in 2001 to $354,500 in 2002 because of increased costs associated with development of marketing materials, hiring of additional sales personnel, trade shows and product launches for the bioscience division. Research and Development costs were higher; increasing $233,400 or 282% from $82,800 in the six months ended January 31, 2001 to $245,400 in the current period. The increase was due mainly to costs associated with development of bioscience division products, including RoachX, AntX and Clean Kill.

During the current six months, General and Administrative expenses increased 7% or $67,300 from $939,500 in fiscal 2001 to $1,006,800 in fiscal 2002. Included in General and Administrative expenses during the current six month period is $115,700 of expenses related to Nutripure.com, a wholly owned subsidiary incorporated in the state of Nevada in December 1999. Nutripure.com was an e-commerce website that provided consumers a wide variety of vitamins, minerals, nutritional supplements, homeopathic remedies and natural products. In December 2001, Bergen Brunswig Corporation requested we release it from its contract to provide the vitamins, minerals, nutritional supplements, homeopathic remedies and natural products sold on our Nutripure.com website. We agreed, and therefore, on January 15, 2002, Bergen Brunswig Corporation terminated the distribution license for these products. As a result, we have closed our e-commerce division. Sales to date from the e-commerce division have not been material and closing the e-commerce division will result in cost savings of approximately $35,000 per quarter in maintenance and service fees, amortization and labor costs. The General and Administrative expenses of Nutripure.com in the six months ended January 31, 2002 included writing off approximately $70,000 of the value attributed to the Bergen Brunswig Corporation license. The website software with a value of approximately $75,000 will be held as an asset for resale.

LIQUIDITY AND CAPITAL RESOURCES
From inception through January 31, 2002, we have financed our operations primarily through our initial public offering in August of 1996, by a subsequent private placement in March of 2000, and by other smaller private placement stock sales. We have operated without long-term debt and have no plans to obtain long-term financing in the next twelve months. We believe that sales from our new product lines will not provide sufficient capital resources to sustain operations and fund product development through fiscal year 2002. In the short term, we expect to raise capital through equity sales as necessary to fund future growth until we operate above the break-even point. We continually evaluate opportunities to sell additional equity or debt securities, or obtain credit facilities from lenders to strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

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

During the fiscal six months ended January 31, 2002, our current assets to liabilities ratio decreased from 3.15 to 1.94. Current assets remained virtually unchanged increasing $88,900 from $1,911,400 at July 31, 2001 to $2,000,300 at
January 31, 2002. Current liabilities, however, increased $422,600 from $606,900 to $1,029,500. The increase in current liabilities was mainly the result of an increase in notes payable of $400,000. The note payable was drawn against a $500,000 credit line we established during the period, which is secured against our accounts receivable.

Noncurrent assets increased by $1,650,200 during the period due to the increase in Patents and Licenses of approximately $1,550,000 mainly from the purchase of a Silver Ionization technology patent. Of this amount, $83,300 was paid in cash and $1,636,300 was paid with common stock of the Company.

Cash flows used from operations were $497,500 in the six months ended January 31, 2002 and $940,100 in 2001. For fiscal 2002, cash flows used in investing activities included $131,000 for the purchase of machinery and equipment and $83,300 for the purchase of patents and licenses. In fiscal 2001 cash flows used in investing activities included $48,400 for the purchase of machinery and equipment and $307,300 for the purchase of patents and licenses. We also incurred $13,000 in deferred acquisition costs during fiscal 2002.

Cash flows from financing activities were $848,000 in fiscal 2002 and $523,100 in fiscal 2001. Financing activities for the current period included the addition of $400,000 in notes payable from a line of credit established in September 2001. Cash flows from financing activities also included an increase of common stock of $391,400 which included a $400,000 private placement in which the Company issued 250,000 shares of common stock to eleven accredited investors at a price of $1.60 per share. The Company received $300,000 of the funds before the end of the quarter. The remaining $100,000 was received in February and was recorded as subscriptions receivable at January 31, 2002. The Company also received approximately $48,000 from the exercise of options during the period. In the prior period, cash flows from financing activities included a pay down of $14,600 in notes payable and an increase of common stock of $537,700 from the sale of common stock, which included a $250,000 private placement in January 2001 and the acquisition of 100% of the stock of ETIH2O, Inc., a Florida corporation, for approximately 56,400 shares of IMS stock valued at approximately $141,000. In addition, approximately $132,700 was received from exercise of outstanding stock options in the prior period. The total increase in cash and cash equivalents for 2002 was $123,100 as compared to a decrease of $772,700 during the same period in 2001.

PART 2   OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS
There have been no developments in the case involving Innovative Medical Services and Zedburn Corporation et. al. in Circuit Court of Pinellas County, Florida as previously disclosed and incorporated by reference herein from Annual Report on Form 10KSB for fiscal year ended July 31, 2001 as filed on October 29, 2001.

ITEM 2.
CHANGES IN SECURITIES
During the quarter, we conducted a private placement of common stock and as a result, we issued 250,000 shares of common stock to eleven accredited investors at a price of $1.60 per share.

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

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5.
OTHER INFORMATION
Not applicable.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K
A.  Exhibits

    11   --  Statement re: computation of per share earnings


B.  Reports on Form 8-K:

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       INNOVATIVE MEDICAL SERVICES
                       (Registrant)


             By:       /s/  Michael L. Krall
                       --------------------------------
                       Michael L. Krall, President/CEO
                       March 15, 2002



             By:       /s/  Gary Brownell
                       ------------------------------
                       Gary Brownell, Chief Financial Officer
                       March 15, 2002