Form 10QSB
period 2002-04-30
INNOVATIVE MEDICAL SERVICES
filed 2002-06-14
CIK 1006028

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



                                   FORM 10-QSB




(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended April 30, 2002
                                  --------------


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [No Fee Required] For the transition period from       to
                                                                 ------   -----


         Commission File number 0-21019
                                -------


                           INNOVATIVE MEDICAL SERVICES
                           ---------------------------
                 (Name of small business issuer in its charter)


                    California                       33-0530289
         --------------------------------   --------------------------------
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

         Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 7,939,899 as of June 14, 2002.

INNOVATIVE MEDICAL SERVICES
INDEX

PART 1. FINANCIAL INFORMATION
        Item 1.   Financial Statements
                  Balance Sheets as of July 31, 2001 and April 30, 2002 Statements of Operations for the three and nine months ended April 30, 2001 and 2002 Statements of Cash Flows for the nine months ended April 30, 2001 and 2002
        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

PART 1
ITEM 1 Financial Statements


CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------
                                                            (Unaudited)
                                                              April 30        July 31
                                                                2002            2001
                                                           ------------   -------------
ASSETS
Current Assets
     Cash and cash equivalents                            $    209,774    $    207,092
     Accounts receivable, net of allowance for doubtful
        accounts of $ 125,000 at April 30, 2002
        and $115,000 at July 31, 2001                          597,102         570,734
     Due from officers and employees                           245,284         240,001
     Inventories                                               588,261         711,018
     Prepaid expenses                                          186,518         182,556
                                                             ---------       ---------
        Total current assets                                 1,826,939       1,911,400
                                                             ---------       ---------
Property, Plant and Equipment
     Property, plant and equipment                             717,789         903,072
                                                             ---------       ---------
        Total property, plant and equipment                    717,789         903,072
                                                             ---------       ---------
Noncurrent Assets
     Deposits                                                    8,953           8,127
     Patents and license                                     2,654,507       1,014,282
     Deferred acquisition costs                                243,000         230,000
                                                             ---------       ---------
        Total noncurrent assets                              2,906,460       1,252,409
                                                             ---------       ---------
     Total assets                                         $  5,451,187    $  4,066,881
                                                          ============    ============
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
     Accounts payable                                     $    722,406    $    543,992
     Accrued liabilities                                       154,993          62,900
     Notes payable                                             519,338              --
                                                             ---------       ---------
        Total current liabilities                            1,396,737         606,892
                                                             ---------       ---------

Stockholders' Equity
     Class A common stock, no par value: authorized
        50,000,000 shares, issued and outstanding
         7,939,899 at April 30, 2002 and
         6,954,699 at July 31, 2001                         13,607,991      11,619,665
     Accumulated deficit                                    (9,553,542)     (8,159,676)
                                                             ---------       ---------
        Total stockholders' equity                           4,054,450       3,459,989
                                                             ---------       ---------
     Total liabilities and stockholders' equity           $  5,451,187    $  4,066,881
                                                          ============    ============


CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
------------------------------------------------------------------------------------------------------------

                                                  For the Nine Months Ended      For the Three Months Ended
                                                          April 30                       April 30
                                                    2002           2001           2002            2001
                                                -------------  -------------- --------------  --------------
Net sales                                        $ 2,575,624    $ 1,462,586      $ 877,441       $ 701,146
Cost of sales                                      1,304,151        894,457        498,332         469,940
                                                 -----------    -----------      ---------       ---------
Gross profit                                       1,271,473        568,129        379,109         231,206
                                                 -----------    -----------      ---------       ---------
Selling expenses                                     576,641        483,605        222,115         206,439
General and administrative expenses                1,487,307      1,329,341        480,514         389,846
Research and development                             571,201        268,203        254,989         185,400
                                                 -----------    -----------      ---------       ---------
Total operating costs                              2,635,149      2,081,149        957,618         781,685
                                                 -----------    -----------      ---------       ---------
Operating income (loss)                           (1,363,676)    (1,513,020)      (578,509)       (550,479)
                                                 -----------    -----------      ---------       ---------
Other income and (expense):
     Interest income                                     467         25,932            124           2,770
     Interest Expense                                (28,857)       (11,100)       (17,667)         (1,455)
                                                 -----------    -----------      ---------       ---------
Total other income (expense)                         (28,390)        14,832        (17,543)          1,315
                                                 -----------    -----------      ---------       ---------
Income (loss) before income taxes, minority
     Interest in subsidiary operations            (1,392,066)    (1,498,188)      (596,052)       (549,164)

Federal and state income taxes                         1,800          1,200            600             800
                                                 -----------    -----------      ---------       ---------
Income (loss) before minority interest in subsidiary
     operations                                   (1,393,866)    (1,499,388)      (596,652)       (549,964)

Minority interest in subsidiary operations                -          14,972              -               -
                                                 -----------    -----------      ---------       ---------
Net income (loss)                               $ (1,393,866)  $ (1,484,416)    $ (596,652)     $ (549,964)
                                                ============   ============     ==========      ==========

Net income (loss) per common share (basic)           $ (0.19)       $ (0.24)       $ (0.08)        $ (0.09)
                                                ============   ============     ==========      ==========
Net income (loss) per common share (diluted)         $ (0.19)       $ (0.24)       $ (0.08)        $ (0.09)
                                                ============   ============     ==========      ==========



                                                          Nine Months
                                                             Ended         Year Ended
                                                           April 30         July 31
CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICITS              2002            2001
---------------------------------------------------------------------------------------


Balance, beginning of period                               $(8,159,676)   $ (6,377,451)

Net income (loss)                                           (1,393,866)     (1,782,224)
                                                          ------------    ------------
Balance, end of period                                    $ (9,553,542)   $ (8,159,676)
                                                          ============    ============

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
-------------------------------------------------------------------------------

                                                                                        For the Nine Months Ended
                                                                                                  April 30
                                                                                           2002             2001
                                                                                      -------------  --------------

Cash flows from operating activities
     Net income (loss)                                                                 $(1,393,866)   $(1,484,415)

     Adjustments to reconcile net income to net cash provided by operating activities:
         Amortization                                                                      144,206         63,579
         Depreciation                                                                      200,895        143,602
         Minority interest in subsidiary operations                                             --        (61,697)
     Changes in assets and liabilities:
         (Increase) decrease in restricted cash                                                 --        204,887
         (Increase) decrease in accounts receivable                                        (26,368)         2,961
         (Increase) decrease in due from officers and employees                             (5,283)       (66,183)
         (Increase) decrease in prepaid expense                                             (3,962)        (5,830)
         (Increase) decrease in inventory                                                  122,757        (27,473)
         (Increase) decrease in deposits                                                      (826)         5,956
         (Increase) decrease in goodwill                                                        --             --
         (Increase) decrease in intangible assets                                               --             --
         Increase (decrease) in accounts payable                                           178,414        171,300
         Increase (decrease) in accrued liabilities                                         92,093         20,882
                                                                                       -----------    -----------
             Net cash provided (used) by operating
                 activities                                                               (691,939)    (1,032,431)
                                                                                       -----------    -----------
Cash flows from investing activities
     Purchase of patents and licenses                                                      (87,196)      (453,475)
     Purchase of property, plant and equipment                                            (159,818)       (87,202)
     Purchase of deferred acquisition costs                                                (13,000)            --
                                                                                       -----------    -----------
             Net cash (used) in investing activities                                      (260,013)      (540,677)
                                                                                       -----------    -----------
Cash flows from financing activities
     Proceeds from debt obligations                                                        519,338        200,000
     Payments on debt obligations                                                               --       (210,593)
     Proceeds from sale of common stock                                                    435,296        982,471
                                                                                       -----------    -----------
             Net cash provided by financing activities                                     954,635        971,878
                                                                                       -----------    -----------
             Net increase (decrease) in cash and cash
                 equivalents                                                                 2,682       (601,230)

Cash at beginning of period                                                                207,092      1,121,316
                                                                                       -----------    -----------
Cash at end of period                                                                  $   209,774    $   520,086
                                                                                       ===========    ===========
Supplemental disclosures of cash flow information
     Cash paid for interest paid                                                       $    28,857    $    11,100
     Cash paid for taxes paid                                                          $     1,800    $     1,200
     Noncash investing and financing activities:
     Value of shares issued in exchange for Silver Ion Technology patent               $ 1,540,600    $        --
     Value of shares issued in exchange for Nutripure.com minority interest                           $   550,011
     Value of shares issued in exchange for ETI H2O                                                   $   140,953

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

              The Company's business activities are divided, managed and conducted in two basic business segments, the Water Treatment segment and the Biosciences segment. These two segments were determined by management based upon the inherent differences in the end use of the products, the inherent differences in the value added processes made by the Company, the differences in the regulatory requirements and the inherent differences in the strategies required to successfully market finished products. The Water Treatment segment includes Commercial Water treatment, Residential Retail products and the Nutripure Water Dealer program. Bioscience includes two product lines: 1) Axenohl products (Silver Ion Technology) and 2) Pest Management products including RoachX, AntX, TrapX and Pro's Choice.

              The Company plans to utilize multiple forms of analysis and control to evaluate the performance of the segments and to evaluate investment decisions. In general, gross margin and Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) are deemed to be the most significant measurements of performance, although collection volumes and certain controllable costs also provide useful "early warning signs" of future performance. Because the Company has just recently changed to multiple segments, current and historical data on gross profit, income from operations and changes in material assets is not yet available. However, the following is a summary of segment revenues at April 30, 2001 and April 30, 2002:


                            Three months           %       Three months Ended    %
                               Ended             Total       April 30, 2002     Total
                           April 30, 2001        Sales                          Sales
                       ----------------------- ---------- --------------------- -------
Revenues:
   Water Treatment           $ 598,400               95%       $ 574,500           66%
   Bioscience                  34,600                5%         302,000           34%
                               -------               ---        --------          ---

Total Revenues               $ 633,000              100%      $ 876,500           100%
                             =========              ====      ==========          ====



                             Nine months            %         Nine months        %
                                Ended            Total           Ended          Total
                           April 30, 2001        Sales       April 30, 2002     Sales
                       ----------------------- ---------- --------------------- -------
Revenues:
   Water Treatment        $ 1,358,200               98%     $ 1,534,300           60%
   Bioscience                  34,300                2%       1,038,600           40%
                              -------               ---      ----------          ---

Total Revenues            $ 1,392,500               100%    $ 2,572,900          100%
                          ============              ====     ===========         ====

Note 3.       Patent Acquisition
              On November 30, 2001, we settled the dispute with NVID. Under the terms of the agreement, NVID dismissed its case against us and assigned the Axenohl patent to us. In return, NVID received 651,000 shares of our common stock and 5% of our gross Axenohl sales until March 2018, the end of the life of the patent. Innovative Medical Services issued an additional 49,000 shares to settle claims on behalf of NVID. There are minimum royalties of $1,000,000 for the period of November 2001 to July 31, 2004 and for each fiscal year thereafter. If the minimum royalty for any period is not met, we have the right, in our sole and absolute discretion to pay NVID the deficiency in cash, in our common stock at prevailing market prices or transfer the patent back to NVID without further royalty obligation. Royalty expense under the terms of this agreement of $6,600 was accrued during the current quarter. As the sole owner of the patent, we control the granting of rights to market and distribute Axenohl and related products. ETI-H2O, our wholly owned subsidiary, retains sole manufacturing rights. As part of the settlement agreement, we have entered into non-exclusive marketing agreements for Axenohl with Watertronics, Ltd., for the United Kingdom and Aqua Biotech S.A. de C.V. for the Republic of Mexico. In addition, Innovative Medical Services reaffirmed the exclusive right of Sistecam, S.A. to manufacture and market Axenohl for sale in Costa Rica for the duration of the patent.

Note 4.       Stock Option Plans
              On March 11, 2002, the Company's shareholders approved the Innovative Medical Services 2002 Employee Incentive Stock Option Plan. The purpose of the Plan is to advance the business and development of the Company and its shareholders by affording to the key employees and non-employee directors of the Company the opportunity to acquire a propriety interest in the Company by the grant of Options to acquire shares of the Company's common stock.

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

              The Plan is administered by an Administrative Committee whom shall serve a one-year term. The Administrative Committee is composed of the Board's Compensation/Administration Committee. Subject to anti-dilution provisions, the Plan may issue Options to acquire up to 2,000,000 shares to Eligible Plan Participants. The Company will not receive any consideration for the grant of options under the Plan and approximate market value of the shares to be reserved for the plan is $4,000,000 based upon the average thirty trading day closing price for the Company's common stock for the period ending January 31, 2002. The exercise price for Options shall be set by the Administrative Committee but shall not be for less than the fair market value of the shares on the date the Option is granted. Fair market value shall mean the average of the closing price for ten consecutive trading days at which the Stock is listed in the Nasdaq quotation system ending on the day prior to the date an Option is granted. The period in which Options can be exercised shall be set by the Administrative Committee not to exceed five years from the date of Grant. To date no options have been granted from these new plans.

Note 5.       Line of Credit
              The Company has obtained line of credit financing with a private lender. The term of the agreement is one year beginning September 15, 2001 with an interest rate of 12% per annum The Company may borrow up to $500,000, which is fully secured against the Company's accounts receivable. At April 30, 2002, the Company had drawn $500,000 against the line of credit.

Note 6.       Common Stock
              During the quarter ended April 30, 2002, the Board of Directors and the stockholders approved an amendment to Article Four of the Company's Articles of Incorporation to increase the number of shares of common stock which the Company is authorized to issue from 20,000,000 to 50,000,000. The number of shares outstanding increased 11,800 during the quarter from the exercise of stock options.

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

We have begun the submission process of this new test data to the EPA as the basis for expanding the existing Axen efficacy claims as a hard surface disinfectant.

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

In March 2002, we received EPA approval for our second pesticide product, AntX(TM). Targeted to pest control professionals, AntX 75 is available through commercial distributors in the pesticide industry. AntX 75 combines our patent-pending glycerol boric acid technology with a carbohydrate-based attractant to create a non-drying, time-released bait. The non-drying formula allows ants to feed until the bait is gone. The formula also completely masks the borate in the bait and produces a time-released effect that lengthens the kill time, giving the ants time to return to their nests before dying.

In April 2002, we launched two formulas of non-toxic TrapX rodent lure. This conveniently packaged, non-drying EPA-exempt product is available in fruit formula for roof rats and protein formula for Norway rats and squirrels. Both formulas work well for field and house mice and may be used in all types of traps. TrapX is available through commercial distributors in the pesticide industry.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2002 VERSUS THREE MONTHS ENDED APRIL 30, 2001
During the quarter, we continued to realize revenues from multiple product lines in our different divisions. In order to be more informative regarding distribution of revenues, discussion of revenues will be in terms of our water treatment and bioscience divisions.

Revenues of $877,400 in the quarter ended April 30, 2002 were 25% higher than the $701,100 in revenues reported for the quarter ended April 30, 2001. In the prior period, revenues were mostly from sales of commercial and residential water treatment products. In the current period, increased revenues were generated from our new bioscience division. During the quarter, water treatment division revenues of $574,500 were 4% lower than the $598,400 in the prior quarter and include $419,500 in Fillmaster commercial water purification product sales and $154,900 in Nutripure residential water treatment product sales. This compares to $ 398,500 in Fillmaster and $199,900 in Nutripure sales in the quarter ended April 30, 2001. The 4% difference reflects an unusually large order shipped for Nutripure 2000 countertop systems last year. Bioscience division revenues in the current quarter of $302,000 were 773% higher than the prior quarter and include silver ionization product sales of $202,500 and pesticide product sales of $99,500. In the quarter ended April 30, 2001, revenues from silver ionization product sales were $30,000 and pesticide product sales were $4,600.

Revenues of all products are recognized on shipment where the sale is made F.O.B. shipping point, including the Nutripure water dealer program sales, which consist mostly of sales of other manufacturers' products to independent dealers. Revenue is recognized on sales to dealers as shipped since we currently do not sell to third party customers of the dealers.

Gross profit for the quarter ended April 30, 2002 was $379,100 versus $231,200 in 2001. Gross profit percentage of 43% in 2002 was higher versus 33% in 2001. The increase in gross profit percentage was largely due to higher margins associated with the silver ionization and pesticide products.

Net loss for the quarter ended April 30, 2002 was $596,700 versus net loss of $550,000 for the same period in 2001. During the quarter, General and Administrative expenses increased 23% or $90,700 from $389,800 in fiscal 2001 to $480,500 in fiscal 2002. Administrative expenses increased due to increased amortization associated with patents and licenses as well as to increased costs associated with the hiring of additional employees. Selling expense increased approximately $15,700, or 8%, from $206,400 in 2001 to $222,100 in 2002 because of increased costs associated with development of marketing materials, hiring of additional sales personnel, trade shows and product launches for the bioscience division. Research and Development costs were higher; increasing $69,600 or 38% from $185,400 in the quarter ended April 30, 2001 to $255,000 in the current quarter. The increase was due mainly to costs associated with development of bioscience division products.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2002 VERSUS NINE MONTHS ENDED APRIL 30, 2001
Revenues of $2,575,600 in the nine months ended April 30, 2002 were 76% higher than the $1,462,600 in revenues reported for the nine months ended April 30, 2001. In the prior period, revenues were mostly from sales of commercial and residential water treatment products. In the current period, revenues were also generated from our new bioscience division. The increase in revenues was due to both an increase in revenues in our water treatment division and the addition of revenues from our bioscience division. During the current nine months, water treatment division revenues of $1,534,300 were 13% higher than the prior nine-month period and include $1,179,400 in Fillmaster commercial water purification product sales and $354,900 in Nutripure residential water treatment product sales. Bioscience division revenues were $1,038,600 and include silver ionization product sales of $719,200 and pesticide product sales of $289,400. This compares to a total of $34,600 in sales of the bioscience division for the quarter ended April 30, 2001.

Gross profit for the nine months ended April 30, 2002 was $1,271,500 versus $568,100 in 2001. Gross profit percentage of 49% in 2002 was higher versus 39% in 2001. The increase in gross profit percentage was largely due to higher margins associated with the silver ionization and pesticide products.

Net loss for the nine months ended April 30, 2002 was $1,393,900 versus net loss of $1,484,400 for the same period in 2001. Selling expense increased approximately $93,000, 19%, from $483,600 in 2001 to $576,600 in 2002 because of increased costs associated with development of marketing materials, hiring of additional sales personnel, trade shows and product launches for the bioscience division. Research and Development costs were higher; increasing $303,000 or 113% from $268,200 in nine months ended April 30, 2001 to $571,200 in the current period. The increase was due mainly to costs associated with development of bioscience division products.

During the current nine months, General and Administrative expenses increased 12% or $157,900 from $1,329,400 in fiscal 2001 to $1,487,300 in fiscal 2002.
Included in General and Administrative expenses during the current nine month period is $134,400 of expenses related to Nutripure.com, a wholly owned subsidiary incorporated in the state of Nevada in December 1999. Nutripure.com was an e-commerce website that provided consumers a wide variety of vitamins, minerals, nutritional supplements, homeopathic remedies and natural products. In December 2001, Bergen Brunswig Corporation requested we release it from its contract to provide the vitamins, minerals, nutritional supplements, homeopathic remedies and natural products sold on our Nutripure.com website. We agreed, and therefore, on January 15, 2002, Bergen Brunswig Corporation terminated the distribution license for these products. As a result, we have closed our e-commerce division. Sales to date from the e-commerce division have not been material and closing the e-commerce division will result in cost savings of approximately $35,000 per quarter in maintenance and service fees, amortization and labor costs. The General and Administrative expenses of Nutripure.com in the nine months ended April 30, 2002 included writing off approximately $70,000 of the value attributed to the Bergen Brunswig Corporation license. The website software with a value of approximately $75,000 is being held as an asset for resale.

LIQUIDITY AND CAPITAL RESOURCES
From inception through April 30, 2002, we have financed our operations primarily through our initial public offering in August of 1996, by subsequent private placement stock sales. We have operated without long-term debt and have no plans to obtain long-term financing in the next twelve months. We believe that sales from our new product lines will not provide sufficient capital resources to sustain operations and fund product development through fiscal year 2002. In the short term, we expect to raise capital through equity sales as necessary to fund future growth until we operate above the break-even point. We continually evaluate opportunities to sell additional equity or debt securities, or obtain credit facilities from lenders to strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, but is necessary to execute our growth plan.
                              --------------------------------------------
Our liquidity is unaffected by the financing program offered to participating dealers in the Nutripure water dealer program. We receive funds from our primary lender and disperse the funds to the dealer, less a commission charged by us, upon completion of the contract. The primary lender disperses funds to us. We record a liability when the funds are received and relief of liability when funds are dispersed, and we do not retain liability on the credit extended.

During the fiscal nine months ended April 30, 2002, our current assets to liabilities ratio decreased from 3.15 to 1.31. Current assets decreased $84,500 from $1,911,400 at July 31, 2001 to $1,826,900 at April 30, 2002 due mainly to a decrease in inventories. Current liabilities increased $789,800 from $606,900 to $1,396,700. The increase in current liabilities was mainly the result of an increase in notes payable of $500,000 and an increase in accounts payable of $178,400. The note payable was drawn against a $500,000 credit line we established during the period, which is secured against our accounts receivable.

Noncurrent assets increased by $1,654,100 during the period due to the increase in Patents and Licenses of approximately $1,640,000 mainly from the purchase of a Silver Ionization technology patent. Of this amount, $87,200 was paid in cash and $1,540,600 was paid with common stock of the Company.

Cash flows used from operations were $706,900 in the nine months ended April 30, 2002 and $1,032,400 in 2001. For fiscal 2002, cash flows used in investing activities included $144,900 for the purchase of machinery and equipment and $87,200 for the purchase of patents and licenses. In fiscal 2001 cash flows used in investing activities included $87,200 for the purchase of machinery and equipment and $453,500 for the purchase of patents and licenses. We also incurred $13,000 in deferred acquisition costs during fiscal 2002.

Cash flows from financing activities were $954,600 in fiscal 2002 and $971,900 in fiscal 2001. Financing activities for the current period included the addition of $500,000 in notes payable from a line of credit established in September 2001. Cash flows from financing activities also included an increase of common stock of $435,300 which included a $400,000 private placement in which the Company issued 250,000 shares of common stock to eleven accredited investors at a price of $1.60 per share. The Company also received approximately $68,000 from the exercise of options during the period. In the prior period, cash flows from financing activities included an increase of common stock of $982,500 from the sale of common stock, which included a $250,000 private placement in January 2001 and the acquisition of 100% of the stock of ETIH2O, Inc., a Florida corporation, for approximately 56,400 shares of IMS stock valued at approximately $141,000. In addition, approximately $132,700 was received from exercise of outstanding stock options in the prior period. The total increase in cash and cash equivalents for 2002 was $2,700 as compared to a decrease of $601,200 during the same period in 2001.

PART 2   OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS
There have been no developments in the case involving Innovative Medical Services and Zedburn Corporation et. al. in Circuit Court of Pinellas County, Florida as previously disclosed and incorporated by reference herein from Annual Report on Form 10KSB for fiscal year ended July 31, 2001 as filed on October 29, 2001.

ITEM 2.
CHANGES IN SECURITIES
None.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5.
OTHER INFORMATION
Not applicable.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K
A.       Exhibits
         11.  Statement RE: Computation of Per Share Earnings
B.       Reports on Form 8-K:
         None

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    INNOVATIVE MEDICAL SERVICES
                    (Registrant)


          By:       /s/  Michael L. Krall
                    -------------------------------
                    Michael L. Krall, President/CEO
                    June 14, 2002



          By:       /s/ Gary Brownell
                    --------------------------------------
                    Gary Brownell, Chief Financial Officer
                    June 14, 2002