Form 10KSB
period 2002-07-31
INNOVATIVE MEDICAL SERVICES
filed 2002-10-29
CIK 1006028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   Form 10-KSB



              ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 31, 2002

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

                 1725 Gillespie Way, El Cajon, California 92020
          (Address of principal executive offices, including Zip Code)

                                 (619) 596-8600
              (Registrant's Telephone Number, including area code)

             Securities registered pursuant to Section 12(b) of the
               Act: None Securities registered pursuant to Section
                                12(g) of the Act:
                                  Common Stock
                                (Title of Class)

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

State issuer's revenues for its most recent fiscal year: $2,409,700

Aggregate market value of the voting stock held by non-affiliates of the registrant: Approximately $3,107,000 as of October 25, 2002.

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 8,780,899 shares of common stock as of October 25, 2002.

Documents incorporated by reference: Certain Exhibits

PART I

ITEM 1.  DESCRIPTION OF BUSINESS
Company Overview
Innovative Medical Services began as a provider of pharmaceutical water purification products. Although our current revenues are still primarily from the pharmacy industry, we have expanded from our niche pharmacy market into other, broader markets with new products, including residential and commercial water filtration systems, health and wellness-related retail and e-commerce merchandise, silver ion bioscience technologies and boric acid based pesticide technologies.

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

E-Commerce Division
Through our subsidiary Nutripure.com, we had operated an e-commerce health website, Nutripure.com(TM), that distributed Bergen Brunswig products. We provided consumers a wide variety of vitamins, minerals, nutritional supplements, homeopathic remedies and natural products. In addition to merchandise, the site offered comprehensive health and wellness information in an easy-to-access, intuitive reference format. In December 2001 Bergen Brunswig Corporation requested we release it from its contract to provide the vitamins, minerals, nutritional supplements, homeopathic remedies and natural products sold on our Nutripure.com website. We agreed, and therefore, on January 15, 2002, Bergen Brunswig Corporation terminated the distribution license for these products. As a result, we closed our e-commerce division.

Bioscience Division
Our bioscience division features a patented, aqueous disinfectant called Axenohl(TM). In November 2001, we acquired the patent for Axenohl(TM). The use dilution formulation of Axenohl is called Axen(TM). The EPA registration for use of Axenohl and Axen as hard surface disinfectants has been issued, and we plan to pursue additional EPA and FDA regulatory approvals for other applications. Additional possible uses for this product include wound care, topical infection care, personal disinfecting retail products and food processing, which may require FDA approvals, as well as municipal water treatment and point-of-use/point-of-entry water treatment products, which may require additional EPA approvals.

Our bioscience division also includes a line of pesticide technologies. Branded as Innovex(TM), the product line launched in October 2001 with our EPA-approved, patent-pending RoachX(TM). Subsequently, we have developed and launched additional products in the Innovex product line, including and AntX75(TM) baits, two formulas of EPA-exempt non-toxic TrapX rodent lure, Pro's Choice(TM) caulk for pest control operators, and EPA approved CleanKill(TM), the Axen-based hard surface disinfectant for the pest control industry.

History
Innovative Medical Services was incorporated in the State of California on August 24, 1992, to pursue the immediate business of manufacturing and marketing the Fillmaster and subsequently a broadly based business of delivering advanced technology, equipment and supplies to not only the pharmacy industry, but also other healthcare markets and to retail consumers.

In the past five years, Innovative Medical Services transitioned from a one-product company supplying a niche market to a multi-division company managing new products and programs. In addition to expanding the Fillmaster product line with the Fillmaster 1000e and the Scanmaster, we launched a line of residential water treatment and filtration products. Through acquisition, we have also expanded into the bioscience arena with our Axenohl antimicrobial products and our Innovex pesticide products.

In 1997, we developed and launched the now-patented Fillmaster 1000e computerized, electronic dispenser as an upgrade dispenser to the Fillmaster pharmaceutical water purification and dispensing system.

In 1997 and 1998 we developed our entry-level residential water system, Nutripure(R) NP2000CT. After 18 months of extensive market research, Innovative Medical Services completed development of this carbon countertop system and released the product in June 1998.

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

In 1999 we developed and launched yet another enhancement to our Fillmaster pharmaceutical water purification and dispensing system, the Scanmaster bar code reader. Designed as an add-on upgrade to the Fillmaster 1000e computerized dispenser, the Scanmaster allows the user to scan a prescription's NDC bar code in front of the dispenser, and the Fillmaster 1000e displays the product name and required water quantity. The Fillmaster System then dispenses the prescription with one touch of a button.

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

Also in 1999, we began investigating marketing opportunities for a silver-ion based technology called Axenohl. The Axenohl patent was owned at the time by NVID International.

Early in 2000, after concluding that we wished to pursue development and marketing of the Axenohl technology, we engaged in a marketing and licensing agreement with NVID International for Axenohl for specific market segments in specific geographic areas.

In mid 1999, we launched Nutripure.com, a wholly-owned subsidiary e-commerce venture established to market vitamins, minerals, nutritional supplements, homeopathic remedies and natural products sold on our Nutripure.com website. We partnered with Bergen Brunswig as our supplier for this program.

In 2000 we launched the Nutripure Dealer program which expanded our product line to include whole-house water conditioning systems other point-of-use water treatment equipment while expanding our distribution network by offering these products to independent water treatment for sale to the public under IMS' Nutripure brand.

In 2001 we acquired the marketing rights and patent to our boric acid pesticide technologies. The first of these products developed, RoachX, launched in October 2001.

In late 2001, as part of a litigation settlement with NVID regarding the marketing rights to Axenohl, we acquired the patent to the Axenohl technology.

In December 2001 Bergen Brunswig Corporation requested we release it from its contract to provide the vitamins, minerals, nutritional supplements, homeopathic remedies and natural products sold on our Nutripure.com website. We agreed, and therefore, on January 15, 2002, Bergen Brunswig Corporation terminated the distribution license for these products. As a result, we closed our e-commerce division. The website is being held for resale.

In mid-2002 we expanded our Innovex line of pesticides to include RoachX, AntX75, two formulas of TrapX, Pro's Choice silicone caulk and CleanKill, a hard surface disinfectant for use in the pest control industry that uses Axenohl disinfecting technology.

In 2002 we relaunched the Nutripure Dealer program and changed our Nutripure.com wholly-owned subsidiary to Nutripure Corporation The corporation is now being used to operate the Nutripure Dealer program.

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

Residential Water Treatment Products
Nutripure(R) Dealer Program Innovative Medical Services' Nutripure Water Dealer Program offers existing independent water treatment dealers a line of residential water softening and other point-of-use water treatment equipment for sale to the public under IMS' Nutripure brand. In addition, the program provides complementary, industry-unique financing that extends credit to consumers for the purchase of water treatment equipment from participating dealers. We realize revenues from both the sale of Nutripure equipment and the financing.

The Nutripure whole-house water softening systems, like most water softening systems on the market, are typically professionally installed in a customer's basement or garage and require electricity. The Nutripure water softening systems, comprised of a resin tank, brine tank and controller, extract minerals from the water through an ion exchange process. Nutripure whole house systems are often installed in conjunction with Nutripure reverse osmosis systems.

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

Innovative Medical Services' Nutripure Water Dealer Program also offers a Nutripure line of residential drinking water systems combines reverse osmosis technology with carbon filtration to improve the taste, smell, quality and safety of standard tap water. Reverse osmosis is a water treatment process that removes contaminants from water by using pressure to force the water molecules through a semi-permeable membrane. Carbon, sometimes referred to as activated carbon, is a water treatment medium commonly used for dechlorination and for reducing trace and soluble materials from water. We also market unique and proprietary filter replacements for the Nutripure residential drinking water systems that require changing every 12 months.

The Nutripure reverse osmosis filtration system is comprised of a storage tank, a faucet and a water filtration apparatus which includes a sediment filter, pre- and post-carbon filters and a reverse osmosis membrane. Nutripure requires neither professional installation nor electricity to operate. The Nutripure system filters to .001 micron and reduces heavy metals, chemicals and microorganisms, such as cryptosporidium and giardia, as well as reducing bad taste and odor from drinking water. A micron is a measurement unit equal to one millionth of a meter. Micron measurements are applied to water filtration systems to indicate the particle size at which suspended solids larger than that size will be removed.

Nutripure(R) 2000 Innovative Medical Services entered the retail venue with its Nutripure 2000 Countertop Water Filtration System. Nutripure 2000, developed specifically for mass merchandising, offers water filtration technology at competitive pricing. Nutripure's filter component is a one-micron, carbon microfilter that reduces dirt, chemicals, lead and parasites to improve the taste, quality and safety of tap water. The Nutripure 2000 requires no assembly, mounts directly to a faucet and features a 2,000-gallon capacity filter, an automatic bypass shutoff valve, an electronic monitor that reminds users when to change the filter, and an exclusive filter design that prevents leaking and contamination because water flows only through the completely sealed filter cartridge. We distribute Nutripure 2000 through retail outlets in the United States.

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

RETAIL PRODUCTS DIVISION

Medifier(TM) We also market the Medifier, a patented universal prescription bottle label magnifier. The Medifier holds various sized prescription bottles in position under a magnifier strip that enlarges dosage and use instructions to a clearly readable size. The Medifier is marketed to Innovative Medical Services' existing sales channels, as well as through catalogue sales and promotional products distributors.

E-COMMERCE DIVISION

Nutripure.com(R) In December 1999, we formed a wholly owned subsidiary, Nutripure.com, to capitalize on internet commerce opportunities focusing on health and wellness. In January 2000, we began the process to spin off Nutripure.com as a separate public company. During the intervening time, adverse market conditions for solely internet-based ventures eroded Management's confidence in the viability of a public market for Nutripure.com common stock. Therefore, in October 2000, our Board of Directors elected to retain Nutripure.com as an operating division of Innovative Medical Services in order to minimize the substantial administrative expense associated with launching and operating a public company.

In December 2001 Bergen Brunswig Corporation requested we release it from its contract to provide the vitamins, minerals, nutritional supplements, homeopathic remedies and natural products sold on our Nutripure.com website. We agreed, and therefore, on January 15, 2002, Bergen Brunswig Corporation terminated the distribution license for these products. As a result, we closed our e-commerce division.

BIOSCIENCE DIVISION

Silver Ion Technologies Our bioscience division includes a silver ion technology called Axenohl(TM). Axenohl is a patented, aqueous disinfectant. The use dilution formulation of Axenohl is called Axen(TM). The EPA registration for use of Axenohl and Axen as hard surface disinfectants has been issued. The first Axen-containing product we developed was our CleanKill(TM) hard surface disinfectant for sale to the pest control industry. We intend not only to sell our own Axen-based hard surface disinfectant products, but also to sell Axen as an additive to other manufacturer's products.

The current EPA approval of Axen is based on prior testing using 12-part per million (ppm) strength. In February and March 2002, we announced the results of a battery of tests using an increased formula strength of 30-ppm to meet rigorous standards of potential product partners and to achieve the shortest possible kill times on a greater scope of microbes. The tests were performed by nationally recognized independent laboratories Nelson Laboratories of Salt Lake City, Utah and AppTec ATS, St. Paul, Minnesota, under AOAC protocol and GLP regulations in accordance with EPA regulations.

Specific Axen test results include:

o 30-Second Kill Time ---At 30 ppm, Axen demonstrated a 30-second, 99.9999% kill of standard indicator organisms including Staphylococcus aureus ATCC 6538, Pseudomonas aeruginosa ATCC 15442 and Salmonella cholerasuis ATCC 10708. Each is regarded as ever present in nearly every person's life and is also a frequent human pathogen.

o Residual Kill Activity --- The residual activity of Axen was tested at 0, 1, 6, and 24 hours after application to a hard surface against standard indicator organisms (Staphylococcus aureus ATCC 6538, Pseudomonas aeruginosa ATCC 15442 and Salmonella cholerasuis ATCC 10708). Quantitative residual results at 24 hours after initial application show a 99.99% reduction in all three bacteria tested.

o Bacteria---Additional testing of Axen against Methicillin Resistant Staphylococcus aureus ATCC 700698 (MRSA), Vancomycin Resistant Enterococcus faecium ATCC 700221 (VRE) and Escherichia coli OH157 ATCC 43888 demonstrated a 99.9999% kill in 2 minutes. These specific bacteria are especially problematic in hospitals because of their resistance to antibiotics. Further, Axen showed a 99.9999% kill in 30 seconds against Listeria monocytogenes ATCC 19111. Food processing operations are challenged to keep this bacterium under control.

o Fungus --- Axen demonstrated a 99.9999% kill in 10 minutes of the common athlete's foot fungus, Trichophyton mentagrophytes ATCC 9533. After review and approval by the EPA, this data will allow the Company to add a fungicidal claim to its hard surface disinfectant label.

o Viruses --- Axen also demonstrated 99.9999% virucidal efficacy against HIV Type 1 in 30 seconds, Herpes simplex virus type 1 in one minute, and Influenza A virus ATCC VR-544, Rhinovirus type R 37 ATCC VR-1147, Strain 151-1 and Poliovirus type 2 ATCC VR-1022, Strain Lansing in 10 minutes. After review and approval by the EPA, this data will allow the Company to add these virucidal claims to its hard surface disinfectant label.

We are awaiting EPA approval of the 30-ppm formula. After receiving EPA approval, we will be able to expand the existing Axen efficacy claims as a hard surface disinfectant.

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

We plan to pursue additional EPA and FDA regulatory approvals for other applications. Additional possible uses for this product include wound care, topical infection care, personal disinfecting retail products and food processing, which may require FDA approvals, as well as municipal water treatment and point-of-use/point-of-entry water treatment products, which may require additional EPA approvals.

In March 2001, we signed a five-year contract to provide Axenohl to Dodo & Company, a Korean cosmetics manufacturer and marketer. Under the contract, Dodo & Company would purchase approximately $1.2 million dollars of product from us over five years. In addition to the purchase price, the contract calls for us to receive a reimbursement for research and development and a royalty on sales of the Axen-containing products. The contract requires Dodo & Company to obtain appropriate regulatory clearances in South Korea, but we have no documentation to show that this has been completed. We believe that Dodo & Company has miscalculated the royalties due to us, and we have requested that Dodo & Company reevaluate their royalty calculations. Dodo & Company has requested a renegotiation of the contract including the royalty fee calculation. During the year, Dodo & Company has continued to expand its A-Clinic Club line to include over 10 different products, all of which contain Axenohl as an active ingredient. Because of Dodo & Company's significant investment in the product line, we believe we will be able to renegotiate the contract to the satisfaction of both parties. Until this matter is resolved, however, we are unlikely to ship additional product to Dodo & Company.

On November 30, 2001, the Company acquired the patent for Axenohl, a silver ion based technology which is the basis for the Company's silver ion products. The Company previously licensed the use of this patent.

The Company purchased the patent for 700,000 shares of its common stock plus certain expenses. The Company valued the patent at $1,540,600 based on the market price of the stock exchanged. In addition, the Company agreed to pay royalties in the amount of 5% of gross Axenohl sales until March 2018, the end of the life of the patent. There are minimum royalties due of $1,000,000 for the period of November 2001 to July 31, 2004 and for each fiscal year thereafter. Innovative Medical Services has the right, in its sole and absolute discretion, to pay the minimum royalty in cash or in common stock at prevailing market prices. If the Company determines it does not wish to pay the minimum royalty payment, it has the option at any time to transfer the patent back to the prior owner rather than pay the minimum royalty.

BORIC ACID BASED PESTICIDE TECHNOLOGIES Our bioscience division also includes a line of pesticide technologies. The EPA-approved, patent-pending RoachX(TM) was the first product to launch from the line. The national kickoff took place at the National Pest Management Association meeting in New Orleans, Louisiana, in October 2001. We are selling RoachX through Univar (formerly Vopak) and members of the Speckoz group of nine regional independent wholesalers.

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

At the October 2001 trade show, we also launched Pro's Choice(TM) caulk for pest control operators. We repackage an NSF, USDA and FDA approved food-grade silicone caulk as our Pro's Choice product. Pro's Choice does not contain any pesticide and is a convenience tool for pest control operators for "exclusion", or the filling of cracks and crevices to create a physical barrier insects cannot penetrate.

In January 2002, we formally launched CleanKill(TM), the Axen-based hard surface disinfectant for the pest control industry. CleanKill is approved by the EPA as an additional brand name of Axen.

In March 2002, we received EPA approval for our second pesticide product, AntX 75(TM). Targeted to pest control professionals, AntX 75 is available through commercial distributors in the pesticide industry. AntX 75 combines our patent-pending glycerol boric acid technology with a carbohydrate-based attractant to create a non-drying, time-released bait. The non-drying formula allows ants to feed until the bait is gone. The formula also completely masks the borate in the bait and produces a time-released effect that lengthens the kill time, giving the ants time to return to their nests before dying.

In April 2002, we launched two formulas of non-toxic TrapX rodent lure. This conveniently packaged, non-drying EPA-exempt product is available in fruit formula for roof rats and protein formula for Norway rats and squirrels and eliminates the hassles of mixing and cross contamination that are currently issues for pest management professionals. Both formulas work well for field and house mice and may be used in all types of traps. TrapX is available through commercial distributors in the pesticide industry.

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

The market is similar for our pesticide products. Although recent changes in EPA regulations may ease our ability to enter the market, ongoing strong market presence of existing pesticide companies may make it difficult to compete. On June 8, 2000, the United States EPA reclassified the Dow Chemical product Dursban (also sold as Lorsban). Over 800 products containing the organophosphate pesticide chlorpyrifos are reclassified and now may only be sold in a significantly diluted form. Sales of original, stronger formulations of such products to retailers ended February 1, 2001, and retailers must remove the products from shelves by December 31, 2001. The current formulations are also banned for commercial and agriculture professionals as of December 31, 2000. Professional pest control companies must use a 100 to 1 diluted version of the current product strength and obtain a waiver of responsibility from the home or business owner. As of June 6, 2001, the product underwent a further 10 to 1 dilution, creating a 1000 to 1 diluted treatment.

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

PATENTS AND INTELLECTUAL PROPERTY
We own patents on the Medifier, the Fillmaster 1000e Electronic Dispenser and the Axenohl technology. In addition, we have a patent application pending for RoachX and related pesticide products. Except for the Nutripure whole-house water treatment systems, our other water treatment products are comprised of combinations of our own proprietary components, custom made components and patented, off-the-shelf components and are assembled and packaged by us. The Nutripure whole-house water treatment systems sold through the Nutripure dealer program are purchased from a variety of manufacturers as private label products for Innovative Medical Services. These manufacturers use patented key components in their products.

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

On November 30, 2001, the Company acquired the patent for Axenohl, a silver ion based technology and its method of making which is the basis for the Company's silver ion products. The Company previously licensed the use of this patent.

The Company purchased the patent for 700,000 shares of its common stock plus certain expenses. The Company valued the patent at $1,540,600 based on the market price of the stock exchanged. In addition, the Company agreed to pay royalties in the amount of 5% of gross Axenohl sales until March 2018, the end of the life of the patent. There are minimum royalties due of $1,000,000 for the period of November 2001 to July 31, 2004 and for each fiscal year thereafter. Innovative Medical Services has the right, in its sole and absolute discretion, to pay the minimum royalty in cash or in common stock at prevailing market prices. If the Company determines it does not wish to pay the minimum royalty payment, it has the option at any time to transfer the patent back to the prior owner rather than pay the minimum royalty.

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

The original Fillmaster dispenser and the new Fillmaster 1000e dispenser are both assembled in our manufacturing facility at our corporate offices mostly from proprietary and custom parts fabricated to our specifications from injection-molded plastic and fabricated acrylic.

The Nutripure Sport bottle is also assembled in our manufacturing facility at our corporate offices from proprietary and custom components manufactured under exclusive agreements with several different manufacturers. Alternative manufacturers exist, and a change in suppliers would result in virtually no lost production. There are no plans to alter production methods.

We manufacture RoachX, AntX and TrapX in our manufacturing facility at our corporate offices and outsource some of the packaging functions. The active and inactive ingredients of these products are readily available multiple manufacturers in the US and abroad.

We purchase caulk manufactured by General Electric for our ProChoice product from a General Electric authorized distributor and repackager. This caulk is readily available through several other manufacturers.

We blend the Axenohl products in our manufacturing facility at our corporate offices from concentrate produced by our subsidiary, ETI-H2O. Silver, the primary active ingredient, is a readily available commodity, and the other active and inactive ingredients of Axenohl are readily available from chemical supply companies.

We purchase water softening and filtering equipment from a variety of manufacturers for the Nutripure water dealer program which they produce and label as Nutripure equipment. We resell to participating water treatment equipment dealers.

RESEARCH AND DEVELOPMENT
Research and Development costs that have no alternative future uses are charged to operations when incurred and are included in operating expenses. The total amounts charged to Research and Development expense were $780,500 and $293,000 in the fiscal years ended July 31, 2002 and 2001, respectively. Our investment in Research and Development during the past year resulted in the release of 4 additions to our pesticide product line, including AntX, Pro's Choice and two formulas of TrapX. Our investment also yielded significant testing results on the new 30-ppm Axenohl formula which in turn allowed us to apply to the EPA for approval of expanded efficacy claims for our hard surface disinfectant.

EMPLOYEES
As of October 25, 2002, Innovative Medical Services employed thirty-one people, twenty-seven of whom are full-time individuals: nine employees in product assembly and shipping, six employees in sales, marketing and customer service, six employees in research and development and ten employees in management and administration. We choose to outsource more expensive, specialized functions including public relations and selected engineering projects.

ITEM 2.  PROPERTIES
Our business operates in a 13,067 square foot facility located in a light industrial/office park in El Cajon, California. This location houses all administrative, executive, sales, assembly, shipping and manufacturing functions. The space is leased from an unaffiliated third party under a sixty-five month agreement commencing on July 1, 1996. The monthly rental is $0.74 per square foot plus $0.15 per square foot for maintenance of common areas. There is also a fixed yearly increase of 4%. We have also signed an amendment to the lease and exercised an option to lease the building for an additional five years.

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

We believe that the defendants had perpetrated similar schemes against other parties. We also believe we have substantially completed discovery and compiled compelling evidence to prove our claims.

Several of the Defendants filed Motions to Dismiss our counterclaims. A hearing on the Motions was held on October 1, 1998. Certain of the Motions were granted pending our amendment of our Counterclaim. We amended our Counterclaims in accordance with the judge's rulings. Certain Defendants filed second Motions to Dismiss the amended Counterclaims. A hearing on these latest motions was held in March 1999, before a different judge than the judge who ruled on the first motions. On April 20, 1999, orders were entered granting the Defendants' Motions to Dismiss. However these Orders did not state the basis for the Orders, nor was our legal counsel provided notice of the Orders or a copy of the new judge's correspondence offering a "formal ruling" upon request. In May 1999, we filed an Appeal of the Orders and Motions for Reconsideration based upon inconsistency of the Orders with the previous judge's rulings and the lack of notice to us. In August 2001, the Court of Appeals reversed the trial court's ruling and reinstated our claim against the defendants with the exception of Innovative Medical Services' RICO action. We intend to pursue a trial as soon as possible.

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

                Fiscal 2002                         Fiscal 2001
     Quarter Ended       High   Low     Quarter Ended       High     Low
     ----------------- ------- ------   ----------------- -------- --------
     July 31, 2001     $1.76   $0.47    July 31, 2000      $2.68    $2.52
     April 30, 2001    $2.29   $1.58    April 30, 2000     $1.81    $1.75
     January 31, 2001  $2.55   $1.85    January 31, 2000   $4.03    $3.75
     October 31, 2000  $3.47   $1.90    October 31, 1999   $2.70    $2.21

(3) Security Holders: As of October 25, 2002, we had approximately 201 holders of record of our common stock. This does not include beneficial owners holding common stock in street name. The closing price per share on October 25, 2002 was $0.40.
(4) Dividend Plans: We have paid no common stock cash dividends and have no current plans to do so.
(5) Preferred Stock: There are no shares of preferred stock presently outstanding.
(6) Changes in Securities: During the fourth quarter of the fiscal year, we conducted a private placement of common stock and as a result, we issued 261,000 shares of common stock to seven accredited investors at a price of $1.00 per share. With respect to the sales made, we relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered solely to accredited or sophisticated investors who were provided all of the current public information available on Innovative Medical Services.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Competition and elsewhere in this Form 10KSB. Our consolidated financial data includes Export Company of America, Inc., Ampromed Comercia Importacao e Exportacao Ltda., ETI-H2O Corporation, and Nutripure Corporation.

RESULTS OF OPERATIONS FISCAL 2002 VS. FISCAL 2001
During the year, we realized revenues from multiple product lines in our different divisions. In order to be more informative regarding distribution of revenues, discussion of revenues will be in terms of our water treatment segment and our and bioscience segment which includes silver ionization and pesticide divisions.

Revenues of $3,206,500 in the fiscal year ended July 31, 2002 were 33% higher than the $2,409,700 in revenues reported for the fiscal year ended July 31, 2001. The increase was due to increases in revenues in all of our company divisions with the addition of new products and increased market penetration of existing products. Water treatment division revenues were $2,189,000, silver ionization division revenues were $683,100 and pesticide division sales were $334,400 in 2002. In 2001, water treatment division revenues were $2,057,100, silver ionization division revenues were $320,300 and pesticide division revenues were $32,200.

Our water treatment division grew 6% during the year and produced the majority of our sales in 2002. We believe that the revenue mix will continue to shift toward the bioscience division products in the coming fiscal year. Although we had expected even more growth in the water treatment division with the addition of the Nutripure dealer program, we anticipate that this division will grow at a quicker pace in the coming year, especially as the water dealer program continues to expand. This market continues to be very competitive, and we expect revenues from our other commercial/retail water treatment products to continue their historic steady growth.

We believe that during fiscal year 2002, we made good progress into our new bioscience markets with the launch of several additions to the Innovex line of pesticide products and increased sales of our Axenohl silver ion technology products.

Revenues in the newly launched pesticide division rose 939% during the year. Since the formal launch of RoachX in October 2001, we have expanded the Innovex division from that one product to a more complete line of pest control products, including RoachX, AntX75, CleanKill, TrapX and Pro's Choice. We believe that during the past year we concluded the majority of the research testing and regulatory approvals for our current Innovex pesticide products; therefore, research and development expenditures for these products should decrease in the coming year. We face significant competition from larger, better capitalized companies in this market, but as we continue to gain industry acceptance of our pesticide products, we expect that revenues will continue to increase rapidly in the coming year.

During the year, revenues from our Axenohl technology rose 113%. The disinfectant market is highly competitive, and we anticipate that market acceptance of a brand new technology may be a long term achievement. In addition to competition challenges, we believe that the investment necessary to pursue research testing and regulatory approval for Axenohl products will continue to be significant. As we receive additional regulatory approvals for Axenohl, however, we expect revenues to develop quickly. For example, we are currently awaiting EPA approval on the Clean Kill 30-part per million formulation of Axen. We believe that approval is imminent, and we also believe that upon receipt of that approval, sales of Clean Kill 30 will have a significant impact on revenues in the coming year.

In March 2001, we signed a five-year contract to provide Axenohl to Dodo & Company, a Korean cosmetics manufacturer and marketer. Under the contract, Dodo & Company would purchase approximately $1.2 million dollars of product from us over five years. In addition to the purchase price, the contract calls for us to receive a reimbursement for research and development and a royalty on sales of the Axen-containing products. The contract requires Dodo & Company to obtain appropriate regulatory clearances in South Korea, but we have no documentation to show that this has been completed. We believe that Dodo & Company has miscalculated the royalties due to us, and we have requested that Dodo & Company reevaluate their royalty calculations. Dodo & Company has requested a renegotiation of the contract including the royalty fee calculation. During the year, Dodo & Company has continued to expand its A-Clinic Club line to include over 10 different products, all of which contain Axenohl as an active ingredient. Because of Dodo & Company's significant investment in the product line, we believe we will be able to renegotiate the contract to the satisfaction of both parties. Until this matter is resolved, however, we are unlikely to ship additional product to Dodo & Company.

Although we think that the pesticide technologies will have the most immediate material impact on revenues in the coming year, we continue to believe that the silver ion technologies will ultimately become the largest revenue generator for Innovative Medical Services.

Gross profit for the year ended July 31, 2002 was $1,607,900 versus $1,047,100 in 2001. Gross profit percentage of 50% in 2002 was higher versus 43% in 2001. The increase in gross profit percentage was largely due to higher margins associated with our pesticide and silver ion technology product lines.

Loss from operations for the year ended July 31, 2002 was $2,220,000 versus loss of $1,613,000 for the same period in 2001. During the year, General and Administrative expenses increased 27% or $434,900 from $1,585,300 in fiscal 2001 to $2,020,200 in fiscal 2002 because of increased costs associated with developing and marketing the water dealer program as well as the emerging silver ion and pesticide divisions.

Selling expense decreased approximately $32,500, or 4%, from $781,800 in 2001 to $749,300 in 2002 due primarily to a decrease in sales personnel. Research and Development costs increased 166%, or $487,500, over the prior year rising from $293,000 in 2001 to $780,500 in 2002. This increase was the result of continued time and resources devoted to the development and testing of our emerging pesticide and silver ion technology product lines.

During the year, we incurred a loss from discontinued operations of Nutripure.com of $193,500. For the fiscal year 2001, $205,200 of the General and Administrative expenses have been reclassified in the prior year to Loss from Discontinued Operations as required by APB Opinion No. 30. Nutripure.com was an e-commerce website that provided consumers a wide variety of vitamins, minerals, nutritional supplements, homeopathic remedies and natural products. In December 2001, Bergen Brunswig Corporation requested we release it from its contract to provide the vitamins, minerals, nutritional supplements, homeopathic remedies and natural products sold on our Nutripure.com website. We agreed, and, therefore, on January 15, 2002, Bergen Brunswig Corporation terminated the distribution license for these products. As a result, we have closed our e-commerce division. Sales to date from the e-commerce division have not been material and closing the e-commerce division resulting in cost savings of approximately $35,000 per quarter in maintenance and service fees, amortization and labor costs.

LIQUIDITY AND CAPITAL RESOURCES FISCAL 2002 VS. 2001
From inception through July 31, 2002, we have financed our operations primarily through our initial public offering in August of 1996, by a subsequent private placement in March of 2000, and by other smaller private placement stock sales. We have no long-term debt and have no plans to obtain long-term financing in the next twelve months. We believe that sales from our new product lines will not provide sufficient capital resources to sustain operations and fund product development until fiscal year 2003. In the short term, we expect to raise capital through equity sales as necessary to fund future growth until we operate above the break-even point. We continually evaluate opportunities to sell additional equity or debt securities, or obtain credit facilities from lenders to strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

During the fiscal year ended July 31, 2002, our current assets to liabilities ratio decreased from 3.15 to 1.10. Current assets decreased $620,200 from $1,911,400 to $1,291,200. The decrease was mainly due to a decrease in accounts receivable of $404,100 from $570,700 in 2001 to $166,600 in 2002. The decrease was the result of lower sales volume in July of 2002 compared to July of 2001 and to a concentrated effort to collect outstanding receivables in a more efficient and timely manner. Inventories decreased $115,900 from $711,000 in fiscal 2001 to $595,100 in fiscal 2002 which reflects a changing product mix and more efficient purchasing. Noncurrent assets increased by $1,382,900 during the year. This change was mainly the result of the combination of purchases of patents and licenses of $1,612,100 and the decrease of $277,800 of deferred acquisition costs during the current year. Most of the increase in patents and licenses was for the acquisition of the Axenohl patent which was purchased for 700,000 shares of our common stock valued at $1,540,600. The deferred acquisition costs were written off as abandoned projects during the year. Current liabilities increased $561,700 from $606,900 to $1,168,600. The increase in current liabilities was the result of an increase in notes payable of $500,000. The note payable was drawn against a $500,000 credit line we established during the period, which was secured against our accounts receivable. The terms of the line of credit required us to maintain current accounts receivable of a minimum of $500,000. At the end of the fiscal year, we were in technical violation with this provision. We renegotiated the line of credit in September of 2002 and extended the line of credit to $600,000 with an interest rate of 1 1/2 % per month secured against our entire assets excluding the Axenohl patent.

Our liquidity is unaffected by the financing program offered to participating dealers in the Nutripure water dealer program. We receive funds from our lender and disperse the funds to the dealer, less a commission charged by us, upon completion of the contract. The lender disperses funds to us. We record a liability when the funds are received and relief of liability when funds are dispersed, and we do not retain liability on the credit extended.

Cash flows used from continuing operations were $987,500 in fiscal year 2002 and $1,108,500 in 2001. For fiscal year 2002 cash flows used in investing activities included $165,200 for the purchase of machinery and equipment and $59,100 for the cash purchase of patents and licenses. In fiscal 2001 cash flows used in investing activities included $40,300 for the purchase of machinery and equipment and for and $621,100 for the purchase of patents and licenses. Also, we incurred $47,800 and $230,000 in deferred acquisition costs during fiscal 2002 and fiscal 2001 respectively. The total deferred acquisition costs of $277,800 were written off during the year and are included in cash flows used from continuing operations. Cash flows from financing activities were $1,203,800 in fiscal 2002 and $1,085,700 in fiscal 2001. Financing activities for the current period included the addition of $500,000 in notes payable from a line of credit established in September 2001. Cash flows from financing activities also included an increase of common stock of $703,800 which included a $400,000 private placement in which we issued 250,000 shares of common stock to eleven accredited investors at a price of $1.60 per share. In addition, during the fourth quarter of the fiscal year, we conducted a private placement of common stock and as a result, issued 261,000 shares of common stock to seven accredited investors at a price of $1.00 per share. With respect to the sales made, we relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. In addition, we issued 200,000 shares of common stock for services during the fourth quarter of 2002 at $0.50 per share. We received approximately $68,000 from the exercise of options during the period. In the prior period, cash flows from financing activities also included the following:

1. A $250,000 private placement in October 2000 in which we issued 94,340 shares of common stock to six investors at $2.65 per Unit.
2. A $250,000 private placement in January 2001 in which we issued 83,334 shares of common stock to six investors at $3.00 per Unit. Each Unit contained one share of common stock and a warrant to acquire an additional share of common stock for $4.00 per share up to January 28, 2003.
3. A $225,000 private placement in April 2001 in which we issued 150,000 shares of common stock to four investors at $1.50 per Unit. As part of this registration we also issued $200,000 of convertible debentures at 10% interest due July 31, 2001. The holders of this debenture are entitled to convert all or any amount over $10,000 of principal face amount and accrued interest into Units each consisting of one share of Common Stock and a Common Stock Purchase Warrant. The conversion price for each Unit shall equal 80% of the average closing bid price for the five trading days immediately preceding the receipt of Notice of Conversion. The debentures were converted to common stock on July 31, 2001.
4. In addition, approximately $245,135 was received from exercise of outstanding stock options.

The total decrease in cash and cash equivalents for 2002 was $55,800 as compared to a decrease of $914,200 during the same period in 2001.

                           INNOVATIVE MEDICAL SERVICES

                        CONSOLIDATED FINANCIAL STATEMENTS
               For the Years Ended July 31, 2002 and July 31, 2001

                         Independent Accountants' Report






Board of Directors
Innovative Medical Services


         We have audited the accompanying consolidated balance sheets for Innovative Medical Services as of July 31, 2002 and 2001, and the related consolidated statements of operations, statement of accumulated deficits and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of Innovative Medical Services as of July 31, 2002 and July 31, 2001, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.





/s/ Miller and McCollom
-----------------------

MILLER AND MCCOLLOM, CPAs
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado
October 27, 2002

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------

                                                                      July 31
                                                                      -------
                                                              2002              2001
                                                         ---------------   ---------------
ASSETS
Current Assets
     Cash and cash equivalents                            $    151,257    $    207,092
     Accounts receivable, net of allowance for doubtful
         accounts of $ 111,000 at July 31, 2002
         and $115,000 at July 31, 2001                         166,601         570,734
     Due from officers and employees                           209,437         240,001
     Inventories                                               595,071         711,018
     Prepaid expenses                                          168,835         182,556
                                                             ---------       ---------
         Total current assets                                1,291,201       1,911,400
                                                             ---------       ---------
Property, Plant and Equipment
     Property, plant and equipment                             613,909         903,072
                                                             ---------       ---------
         Total property, plant and equipment                   613,909         903,072
                                                             ---------       ---------
Noncurrent Assets
     Deposits                                                    8,954           8,127
     Patents and licenses                                    2,626,376       1,014,282
     Deferred acquisition costs                                     --         230,000
                                                             ---------       ---------
         Total noncurrent assets                             2,635,331       1,252,409
                                                             ---------       ---------
     Total assets                                         $  4,540,440    $  4,066,881
                                                          ============    ============
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
     Accounts payable                                     $    591,031    $    543,992
     Accrued liabilities                                        77,530          62,900
     Notes payable                                             500,000              --
                                                             ---------       ---------
         Total current liabilities                           1,168,561         606,892
                                                             ---------       ---------
Stockholders' Equity
     Class A common stock, no par value: authorized
         50,000,000 shares, issued and outstanding
          8,400,899 at July 31, 2002 and
          6,954,699 at July 31, 2001                        13,976,448      11,619,665
     Accumulated deficit                                   (10,604,569)     (8,159,676)
                                                           -----------      -----------
         Total stockholders' equity                          3,371,879       3,459,989
                                                           -----------      -----------
     Total liabilities and stockholders' equity           $  4,540,440    $  4,066,881
                                                          ============    =============



   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                          For the Years Ended
                                                               July 31
                                                         2002           2001
                                                     -----------   ------------

Net revenues                                         $ 3,206,448    $ 2,409,721
Cost of sales                                          1,598,553      1,362,670
                                                     -----------    -----------
Gross profit                                           1,607,895      1,047,051
                                                     -----------    -----------
Selling expenses                                         749,348        781,810
General and administrative expenses                    2,020,221      1,585,320
Research and development                                 780,510        292,964
Abandoned projects                                       277,831             --
                                                     -----------    -----------
Total operating costs                                  3,827,909      2,660,094
                                                     -----------    -----------
Loss from operations                                  (2,220,014)    (1,613,043)
                                                     -----------    -----------
Other income and (expense):
     Interest income                                       9,999         33,738
     Interest Expense                                    (39,024)       (11,100)
     Other                                                (2,400)        (1,600)
                                                     -----------    -----------
Total other income (expense)                             (31,425)        21,038

Loss from continuing operations before minority
     interest in subsidiary                           (2,251,439)    (1,592,005)
                                                     -----------    -----------
Minority interest in subsidiary operations                    --         14,972

Loss from continuing operations                       (2,251,439)    (1,577,033)
                                                     -----------    -----------
Discontinued operations:
     Loss from discontinued operations                   152,405        205,191
     Loss from disposal of discontinued operations        41,049             --
                                                     -----------    -----------
         Total discontinued operations                   193,454        205,191
                                                     -----------    -----------
Net loss                                             $(2,444,893)   $(1,782,224)
                                                     ===========    ===========

Net loss per common share, basic and diluted
     Continuing operations                           $     (0.30)   $     (0.25)
     Discontinued operations                               (0.02)         (0.03)
                                                     -----------    -----------
     Net loss                                        $     (0.32)   $     (0.28)
                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------

                                                                                            For the Years Ended
                                                                                                  July 31
                                                                                            2002           2001
                                                                                        -----------    -----------

Cash flows from operating activities
      Net loss                                                                          $(2,444,893)   $(1,782,224)

      Adjustments to reconcile net income to net cash provided by operating activities:
          Amortization                                                                      187,870         96,961
          Depreciation                                                                      266,530        193,477
          Minority interest in subsidiary operations                                             --        (61,697)
          Loss on abandoned projects                                                        277,831             --
      Changes in assets and liabilities:
          (Increase) decrease in restricted cash                                                 --        204,887
          (Increase) decrease in accounts receivable                                        404,133       (159,409)
          (Increase) decrease in due from officers and employees                             30,564        (13,272)
          (Increase) decrease in prepaid expense                                             13,721         60,489
          (Increase) decrease in inventory                                                  115,947         85,118
          (Increase) decrease in deposits                                                      (827)         5,956
          (Increase) decrease in goodwill                                                        --             --
          (Increase) decrease in intangible assets                                               --             --
          Increase (decrease) in accounts payable                                           147,039        235,180
          Increase (decrease) in accrued liabilities                                         14,631         26,020
                                                                                       ------------    -----------
              Net cash provided (used) by operating
                   activities                                                              (987,455)    (1,108,514)

Cash flows from investing activities
      Purchase of patents and licenses                                                      (59,065)      (621,114)
      Purchase of property, plant and equipment                                            (165,236)       (40,297)
      Deferred acquisition costs                                                            (47,831)      (230,000)
                                                                                       ------------    -----------
              Net cash (used) in investing activities                                      (272,132)      (891,411)
                                                                                       ------------    -----------
Cash flows from financing activities
      Proceeds from debt obligations                                                        500,000        200,000
      Payments on debt obligations                                                               --       (210,592)
      Proceeds from sale of common stock                                                    703,753      1,096,293
                                                                                       ------------    -----------
              Net cash provided by financing activities                                   1,203,753      1,085,701
                                                                                       ------------    -----------
Net increase (decrease) in cash and cash equivalents                                        (55,835)      (914,224)
                                                                                       ------------    -----------
Cash and cash equivalents at beginning of period                                            207,092      1,121,316
                                                                                       ------------    -----------
Cash and cash equivalents at end of period                                              $   151,257    $   207,092
                                                                                       ============    ===========
Supplemental disclosures of cash flow information
      Cash paid for interest paid                                                       $    39,024    $    11,100
      Cash paid for taxes paid                                                          $     2,400    $     1,600
      Noncash investing and financing activities:
      Value of shares issued in exchange for Silver Ion Technology patent               $ 1,540,600    $        --
      Value of shares issued for services                                               $   100,000    $        --
      Value of shares issued in exchange for Nutripure.com minority interest                           $   550,011
      Value of shares issued in exchange for ETI H2O                                                   $   140,953




 The accompanying notes are an integral part of these financial statements.

                           Innovative Medical Services
                   Notes to Consolidated Financial Statements
                       See Independent Accountants' Report

Note 1.  Organization and Summary of Significant Accounting Policies
         This summary of significant accounting policies of Innovative Medical Services is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements. The financial statements are stated in United States of America dollars.

         Organization and Business Activity
         Innovative Medical Services was incorporated in San Diego, California on August 24, 1992 as a provider of pharmaceutical water purification products. Based on revenues, the Company's primary business is the sale and manufacture of residential and commercial water filtration systems. In addition, the Company produces, manufactures and licenses silver ion bioscience technologies (Axenohl and Axen) and produces products for the pesticide industry (Innovex).

         In October of 1998, the Company formed a subsidiary, EXCOA Nevada to purchase the assets of Export Company of America, Inc. (EXCOA), a privately held Fort Lauderdale, Florida-based distributor of disposable medical, dental and veterinary supplies. The major asset of this company was its 45% interest in Ampromed Comercio Importacao E Exportacao Ltda (AMPROMED), a Rio de Janeiro-based import company that sells medical, dental and veterinary supplies and water filtration products to practitioners, retail outlets and government agencies. The Company acquired the remaining 55% interest in AMPROMED from a private individual and transferred it to EXCOA Nevada.

         In December 1999, the Company incorporated NUTRIPURE.COM in the state of Nevada to pursue the creation of a health products e-commerce website. The Company discontinued operation of the website in January of 2002.

         In November 2000, Innovative Medical Services acquired 100% of the stock of ETIH2O, Inc, a privately held technology corporation that developed Axenohl and is responsible for processing, and production of Axenohl and Axen. ETI-H2O is also responsible for all supervision of all research, studies, data and quality control of the Axenohl/Axen product line.

         Basis of Presentation and Principles of Consolidation
         The accompanying financial statements include the consolidated accounts of Innovative Medical Services and its subsidiaries. All inter-company balances and transactions have been eliminated.

         Revenue Recognition
         Generally, the company recognizes income based upon concluded arrangements with customers and when all events have occurred by delivery or performance. Certain income is recognized upon shipment where the sale is made f.o.b. shipping point including sales to dealers and pharmacists. Customer acceptance provisions and installation procedures accompanying delivery are minor in nature, and the Company has not experienced any material expense in satisfying warranties and returns.

         The Company has a program of providing financing to independent dealers for equipment of other manufacturers and not the Company's products. The Company receives funds from its primary lender and disperses the funds to the dealer, less a commission charged by the Company, upon completion of the contract. The Company records the commissions earned as revenues when received.

         Accounts Receivable
         The Company sells on terms of cash or net 30 days. Invoices not paid within stated terms are considered delinquent. The Company analyzes its accounts receivable periodically and recognizes an allowance for doubtful accounts based on estimated collectibility. Individual accounts deemed uncollectible are charged to the allowance.

         Stock-Based Compensation
         The Company follows FASB Statement No. 123, 'Accounting for Stock-Based Compensation' ('FAS 123'). The provisions of FAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, 'Accounting for Stock Issued to Employees' ('APB 25') but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option plans. For awards that generate compensation expense as defined under APB 25, the Company calculates the amount of expenses and recognizes the expense over the vesting period of the award.

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

         Research and Development
         Research and development costs that have no alternative future uses are charged to operations when incurred and are included in operating expenses. The total amount charged to Research and Development expense was $780,500 and $293,000 in the fiscal years ended July 31, 2002 and 2001, respectively.

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

         Amortization of Intangible Assets
         The cost of patents acquired is amortized on a straight-line basis over the remaining lives of the patents. Licenses are amortized on a straight-line basis over periods ranging from 15 to 20 years. The weighted average amortization period for all patents and licenses is
         17.71 years. The estimated amortization expense over each of the next five years is $145,700.

         Amortization expense for the years ended July 31, 2002 and July 31, 2001 was $187,900 and $97,000, respectively.

         Long-Lived Assets
         In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for Impairment of Long-Lived Assets, and for Long-Lived Assets to be Disposed, the Company periodically analyzes its intangible assets and long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

         Inventory
         Inventories are stated at the lower of cost or net realizable value using the average cost method. Inventories at July 31 consisted of:

                                     2002                        2001
                                  ------------               ------------
             Finished Goods       $    257,600               $    246,400
             Work in Progress           29,900                    150,800
             Raw Materials             334,600                    313,800
                                  ------------               ------------
                                  $    622,100               $    711,000
                                  ------------               ------------

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

         Fair Value of Financial Instruments
         The carrying amounts for cash equivalents, receivables, and payables approximate fair value because of the short maturity, generally less than three months, of these instruments. The carrying value of the Company's line of credit approximates fair value since the current borrowing rates available for financing are similar in terms.

         Advertising and Promotional Costs
         Cost of advertising and promotion are expensed as incurred. Such costs were $448,800 and $276,500 for the years ended July 31, 2002 and July 31, 2001, respectively.

         Deferred Acquisition Costs
         The Company capitalizes costs incurred to evaluate and acquire other businesses and technologies. If the acquisitions are successful these costs are reclassified as a cost of the investment or expensed as loss on abandoned projects when the acquisitions are not successful. Deferred costs were zero at July 31, 2002 and $230,000 at July 31, 2001.

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

         Following is a reconciliation of the weighted average number of shares actually outstanding with the number of shares used in the computations of loss per common share:

                                                                           For the Years Ended
                                                                      July 31, 2002    July 31, 2001
                                                                      -------------    -------------
             Shares outstanding                                           8,400,899       6,954,699
             Weighted average number of shares actually
                 outstanding                                              7,607,146       6,420,926
             Stock Options                                                3,691,250       1,815,625
             Warrants                                                             0       1,797,500
                                                                        ------------      ---------
                  Total weighted average shares                          11,298,396      10,034,051
                                                                         ----------      ----------

             Loss from continuing operations                            (2,251,439)     (1,577,033)

             Loss from discontinued operations                            (193,454)       (205,191)
                                                                          ---------       ---------

             Net loss                                                  $(2,444,893)    $(1,782,224)
                                                                       ------------    ------------


             Net loss per common share, basic and diluted
                   Continued operations                                   $  (0.30)       $  (0.25)
                   Discontinued operations                                   (0.02)          (0.03)
                                                                             ------          ------
                   Net loss                                               $  (0.32)       $  (0.28)
                                                                          =========       =========


         On August 8, 2001, all outstanding warrants expired without exercise.

         Recent Accounting Pronouncements
         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim period financial statements have not been previously issued. The adoption of SFAS's 141 and142 did not have a material effect on the Company's operating results or financial condition.

         Income Taxes
         The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

         Other
         The Company's fiscal year end is July 31.

         The Company paid no cash dividends during the periods presented.

         Shipping and handling costs payable by the Company are charged to cost of sales.

         Certain comparative figures have been reclassified to conform to the current year presentation.

         All of the Company's assets are located in the United States.

Note 2. Cash and Cash Equivalents
         For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At July 31, 2002, the Company has deposits of $30,052 in excess of FDIC insured limits. At July 31, 2001, the Company had no deposits in excess of FDIC insured limits.

Note 3. Due from Officers and Employees  (Related Parties)
         At July 31, 2002, notes receivable of $64,075 represents amounts due from officers and $145,362 represents amounts due from employees. At July 31, 2001, notes receivable of $66,561 represents amounts due from officers and $173,440 represent amounts due from employees. Increases in the officer loans during the current year were $17,644, pay-downs of these loans totaled $20,100 in the same period. All notes receivable are due and payable within one year. The carrying value of the notes, based on the terms at which those same loans would be made currently, approximate their fair value. All notes in excess of $10,000 have interest accrued at 6%.

         Notes receivable includes $32,606 from terminated employees for which the Company is litigating for repayment.

Note 4. Property, Plant and Equipment
         The following is a summary of property, plant, and equipment - at cost, less accumulated depreciation:

                                               July 31, 2002        July 31, 2001
                                             ----------------    -----------------

          Computers and equipment            $     1,076,466       $    1,061,197

          Furniture and fixtures                     103,855              103,855

          Website                                    207,916              207,916

          Vehicle                                     50,985               50,985

          Leasehold improvements                     307,606              307,606

                                             ----------------    -----------------
                                                   1,746,828            1,731,559

          Less: accumulated depreciation
                   and amortization                1,091,870              828,487
                                             ----------------    -----------------

                   Total                     $       654,958       $      903,072
                                             ----------------    -----------------

         Depreciation expense charged to general and administrative expense for the years ended July 31, 2002 and July 31, 2001 was $266,500 and $193,500, respectively.

Note 5. Debt
         The details relating to debt are as follows:

                                                                 July 31, 2002              July 31, 2001
                                                                -----------------          -----------------
         Line of Credit S.P.S. LLC
         $500,000 line of credit, interest at 12%
         Due and payable September 13, 2002
         Secured by accounts receivable                         $        500,000           $              -


         Current maturities of notes payable included in
         current liabilities                                             500,000                          -
                                                                -----------------          -----------------

         Total long term debt                                   $              -           $              -
                                                                -----------------          -----------------

         The terms of the line of credit required the Company to maintain current accounts receivable of a minimum of $500,000. At the end of year, the Company was in technical violation with this provision. The Company renegotiated the line of credit with S.P.S. LLC in September of 2002 and extended the line of credit to $600,000 with an interest rate of 1 1/2 % per month secured against the entire assets of the Company excluding the Axenohl patent.

Note 6. Commitments
         On May 14, 1996, the Company entered into an operating lease agreement for its home office which expires (under extension) in October 2006. The lease includes a yearly increase of 4%. The rental expense recorded in general and administrative expenses for the years ended July 31, 2002 and July 31, 2001 was $144,348 and $133,968, respectively. Future minimum rental payments required for each of the 5 succeeding years assuming exercise of the option are as follows:

                   Year Ended July 31           Amount

                          2003                 $144,348
                          2004                 $150,122
                          2005                 $156,127
                          2006                 $162,372
                          2007                 $ 37,970

         The Company has an employment contract with its Chief Executive Officer/President which includes a provision for him to be paid an amount equal to 3% of the Company's net income before taxes, if any.

         During the year the Company acquired the patent for Axenohl, a silver ion based technology (Note 14). The Company agreed to pay royalties in the amount of 5% of gross Axenohl sales until March 2018, the end of the life of the patent. There are minimum royalties due of $1,000,000 for the period of November 2001 to July 31, 2004 and for each fiscal year thereafter. Future minimum royalty payments required for each of the 5 succeeding years are as follows:

                      Year Ended July 31           Amount
                             2003                        $0
                             2004                $1,000,000
                             2005                $1,000,000
                             2006                $1,000,000
                             2007                $1,000,000

         The maximum royalty payments cannot be estimated because they are based on future sales.


Note 7. Equity and Common Stock
        The following schedule summarizes the change in Equity:

                              Common          Common
                              Stock           Stock         A Warrants     A Warrants     Z Warrants    Accumulated       Total
                              Shares            $             Issued           $            Issued        Deficit
                           -------------  ---------------  -------------  -------------   ------------------------------------------

Balance, July 31, 2000        5,942,903      $10,018,873      3,687,500       $108,750        785,000    $(6,377,451) $(3,750,172)

Sale of Stock                   245,467          640,884                                                                  640,884

Private Placement               421,314          851,158                                                                  851,158

Stock Dividends                 121,961

Acquisitions                    223,054

Net Loss                              0                0              0              0              0     (1,782,225)   (1,782,225)
                           -------------- --------------   -------------- --------------  --------------  -----------   -----------

Balance, July 31, 2001        6,954,699      $11,510,915      3,687,500       $108,750        785,000    $(8,159,676)   (3,459,989)
                              ---------      -----------      ---------       --------        -------    ------------   -----------

Sale of Stock                    35,200           75,183                                                                     75,183

Private Placement               511,000          641,000                                                                    641,000

Shares Issued for Services
                                200,000          100,000                                                                    100,000

Expiration of Warrants                           108,750    (3,687,500)      (108,750)      (785,000)

Purchase of Patents             700,000        1,540,600                                                                  1,540,600

Net Loss                              0                0              0              0              0      (2,444,893)   (2,444,893)
                           -------------- --------------   -------------- --------------  --------------   -----------   ----------

Balance, July 31, 2002        8,400,899      $13,976,448         $    -        $     -         $    -     $(10,604,569) $(3,371,879)
                              =========      ===========         ======        =======       ======       ============= ============



         Each Class A warrant entitled the holder to acquire an additional common share for $5.25 per common share beginning August 8, 1997 and expiring August 8, 2001. The Class A Warrants were redeemable by the Company for $0.05 per warrant, at the Company's option, commencing one year after the effective date of the offering provided the closing bid price for the Company's common shares shall have averaged in excess of $9.00 per share for thirty consecutive business days ending within five days of the date of notice of redemption.

         Each Class Z warrant entitled the holder to acquire an additional common share for $10.00 per common share beginning August 8, 1998 and expiring August 8, 2001. The Class Z Warrants were redeemable by the Company for $0.10 per warrant, at the Company's option, commencing one year after the effective date of the offering provided the closing bid price for the Company's common shares shall have averaged in excess of $15.00 per share for thirty consecutive business days ending within five days of the date of notice of redemption.

         The Company also has 5,000,000 shares of preferred stock authorized, no preferred stock has been issued.

         On August 8, 2001 the total 3,687,500 Class A warrants and the total 785,000 Class Z warrants expired without exercise.

         On October 26, 2000, Innovative Medical Services distributed a dividend of one share of Innovative Medical Services' common stock for every fifty shares held of record on November 6, 2000, with fractional shares rounded up to the nearest whole share, for a total of 121,961 shares.


Note 8. Related Party Transactions
         See Note 3.

Note 9. Stock Option Plans
         The Company has the following stock option plans (the Plans) pursuant to which options to acquire common stock have been granted.

         1996 Incentive Stock Option Plan: Approved by Shareholders in April, 1996 with 1,000,000 shares authorized under this Plan. The options have a five-year term with vesting ratably over a five-year period.

         1996 Directors and Officers Stock Option Plan: Adopted by the Board in April, 1996 with 1,000,000 shares authorized under this Plan. The maximum number of shares subject to options granted under this Plan to any one Director or Officer shall not exceed 200,000 shares in any 12-month period. The options have a five-year term with vesting ratably over a five-year period.

         Amended 1998 Directors and Officers Stock Option Plan: Approved by Shareholders in December, 1998 with 2,000,000 shares authorized under this Plan. The maximum number of shares subject to options granted under this Plan to any one Director or Officer shall not exceed 200,000 shares in any 12-month period. The options have a five-year term with vesting ratably over a five-year period.

         2001 Directors and Officers Stock Option Plan: Approved by Shareholders in January 2001 with 1,000,000 shares authorized under this Plan. The maximum number of shares subject to options granted under this Plan to any one Director or Officer shall not exceed 200,000 shares in any 12-month period. The options have a five-year term with vesting ratably over a five-year period.

         2001 ETIH2O Stock Option Plan: Adopted by the Board in January 2001 with 1,000,000 shares authorized under this Plan. The options have a five-year term with vesting ratably over a five-year period.

         2001 Consultants and Advisors Stock Option Plan: Adopted by the Board in January 2001 with 500,000 shares authorized under this Plan. The maximum number of shares subject to options granted under this Plan to any one participant shall not exceed 50,000 shares in any 12-month period. The options have a five-year term with vesting ratably over a five-year period.

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

         The Options granted are "Incentive Stock Options" within the meaning of
         Section 422 of the Internal Revenue Code of 1986, as amended, for certain key employees. The Plan is administered by an Administrative Committee whom shall serve a one-year term. Subject to anti-dilution provisions, the Plan may issue Options to acquire up to 4,000,000 shares to Key Employees. The exercise price for Options shall be set by the Administrative Committee but shall not be for less than the fair market value of the shares on the date the Option is granted. The period in which Options can be exercised shall be set by the Administrative Committee not to exceed five years from the date of Grant. The Plan may be terminated, modified or amended by the Board of directors upon the recommendation of the Administrative Committee. The options vest ratably over a five-year period.

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

         The Company accounts for non-employee stock based compensation by recording the fair value of the stock options granted over the anticipated service period.

         The effect of applying FAS 123 on the years ended July 31, 2002 and 2001 pro forma net loss as stated below is not necessarily representative of the effects on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under FAS 123, the Company's net loss in the years ended July 31, 2002 and 2001 would have been approximately $2,856,400 and $2,420,600 or $(0.38) per share and $(0.38) per share, respectively, on a diluted basis. Compensation cost for non-employees of $27,300 was charged to income in the year ended July 31, 2002 and zero in the year ended July 31, 2001. The weighted average fair value of the options granted during the years ended July 31, 2002 and 2001 are estimated at $1.13 per share and $1.22 per share, respectively, on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants in 2002 and 2001; no dividend yield, volatility of 101.48% and 98.79%, respectively; a risk-free interest rate of 5.25% and 5.50%, respectively and an expected life of 2.98 years from date awarded. A summary of stock option activity is as follows:

                                                               Weighted-Average
                                          Number of Shares    Exercise Price ($)
                                        ------------------- --------------------

        Balance at July 31, 2000                2,035,540             1.55
        Granted                                   997,000             2.21
        Exercised                               (203,824)             1.78
        Forfeited                                (93,750)             1.50
                                                 --------
        Balance at July 31, 2001               2,734,966              1.72
                                               ==========
        Granted                                 1,850,000             1.56
        Exercised                                (35,200)             1.93
        Forfeited                               (338,091)             1.63
                                                ---------
        Balance at July 31, 2002                4,21,675              1.74
                                                =========

                                                             Outstanding               Exercisable
                                                     Weighted      Weighted
             Range of              Number             Average       Average                    Weighted
             Exercise              Shares         Remaining Life    Exercise       Number      Average
              Prices            Outstanding         (in years)       Price       Exercisable    Price
        -------------------- ------------------- ---------------- ----------- --------------- ---------

          $0.56 to $0.74            635,000               3.49       $0.59           335,000    $0.56
               $1.00                533,125               1.81       $1.00           523,125    $1.00
          $1.31 to $1.90            547,300               2.39       $1.72           532,500    $1.73
               $2.00              1,600,000               3.25       $2.00         1,300,000    $2.00
          $2.10 to $2.50            460,000               4.18       $2.11           460,000    $2.11
          $2.93 to $3.56            436,250               2.17       $3.05           436,250    $3.05
                                  4,211,675               2.98       $1.74         3,586,875    $1.82
                              ==============                                      ==============

Note 10. Pension Plan
         The Company participates in a Small SEP program under which the employer makes contributions to a SEP, which includes a salary reduction arrangement (SARSEP). Employees who participate in the SARSEP may elect to have the employer: (a) make contributions to the SEP on their behalf, or (b) pay them cash. A salary reduction arrangement may be used only in years in which the SEP meets requirements that the IRS may impose to ensure distribution of excess contributions. Annual contributions of an employer under a SEP are excluded from the participant's gross income. No employer contributions were made during the fiscal years ending July 31, 2001 and July 31, 2002.

Note 11. Income Taxes
         The current provisions for income taxes of $2,400 for fiscal year ended July 31, 2002 and $1,600 for July 31, 2001 is the minimum franchise tax paid to the State of California regardless of income or loss. The Company files federal and California consolidated tax returns with its subsidiaries.

         At July 31, 2002, the Company had federal, and California tax net operating loss carryforwards of approximately $8,968,100 and $3,789,500 respectively. At July 31, 2001, the Company had federal, and California tax net operating loss carryforwards of approximately $7,107,301 and $2,766,100 respectively. The difference between the financial reporting and the federal tax loss carryforwards is primarily due to accrued expenses and valuation allowances reported in the financials but not deductible for tax purposes. The difference between federal and California tax loss carryforwards is primarily due to the limitation on California loss carryforwards. The federal tax loss carryforwards will begin expiring in the fiscal year ended July 31, 2011, unless previously utilized and will completely expire in fiscal year ended July 31, 2021. The California tax loss carryforwards will begin to expiring in fiscal year ended July 31, 2011, unless previously utilized and will completely expire in fiscal year ended July 31, 2021.

         The Company has total deferred tax assets of $3,325,700 and $1,263,000 for the fiscal years ended July 31, 2002 and 2001, respectively. Realization of these deferred tax assets, which relate to operating loss carryforwards and timing differences, is dependant on future earnings. The timing and amount of future earnings are uncertain and therefore, the valuation allowance had been established. The increase in the valuation allowance on the deferred tax asset during the fiscal year ended July 31, 2002 was $2,062,700.

         Significant components of the Company's deferred tax assets are as follows:

                                                                July 31             July 31
                                                                  2002               2001
                                                                  ----               ----
          Net operating loss carryforward                   $ 3,547,800         $ 1,222,000
          Depreciation and amortization                          90,500                   0
          Accrued expenses and calculation
          allowances                                           (342,400)              36,000
          Other                                                  29,800                5,000
                                                                 ------                -----
          Total deferred tax assets                           3,325,700            1,263,000

          Valuation allowance for deferred tax assets       (3,325,700)          (1,263,000)
                                                            -----------          -----------

          Net deferred tax assets                           $        0           $        0
                                                           ============         ============

          A reconciliation of income taxes computed using the statutory income tax compared to the effective tax rate is as follows:

                                                              2002        2001
                                                              ----        ----

         Federal tax benefit at the expected statutory rate     34%        34%
         State income tax, net of federal tax benefit            9          9
         Valuation allowance                                   (43)       (43)
                                                              -----       ----

         Income tax benefit - effective rate                     0%         0%
                                                              ====        ====


Note 12. Risks and Uncertainties
         The Company faces competitive risks for its Axenohl and pesticide products because the products displace traditional technologies sold by better capitalized and established companies.

         A significant part of the Company's revenues are from pharmaceutical water products.

Note 13. Business Segment and Sales Concentrations
         In accordance with the provisions of SFAS No. 131, certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance. In determining operating segments, the Company reviewed the current management structure reporting to the chief operating decision-maker ('CODM') and analyzed the reporting the CODM receives to allocate resources and measure performance.

         The Company's business activities are divided, managed and conducted in two basic business segments, the Water Treatment segment and the Bioscience segment. These two segments were determined by management based upon the inherent differences in the end use of the products, the inherent differences in the value added processes made by the Company, the differences in the regulatory requirements and the inherent differences in the strategies required to successfully market finished products. The Water Treatment segment includes Commercial Water and Residential Retail products and the Nutripure Water Dealer program. Bioscience includes Axenohl (Silver Ion Technology) and the Innovex line of pest control products.

         Segment information is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue and operating income based upon internal accounting methods. The Company's financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with U.S. generally accepted accounting principles. Assets are not allocated to segments for internal reporting presentations. Reconciling amounts consist of unallocated general and administrative expenses including $454,400 of depreciation and amortization in 2002 and $290,400 of depreciation and amortization in 2001.



                                       Water                       Reconciling
                                    Treatment     Biosciences        Amounts      Consolidated
                                    ---------     -----------     -------------   ------------
         2001
         Revenues                   $2,057,100      $ 352,600      $        0       $2,409,700
        Operating Income/(Loss)
                                      $404,100      $(263,600)    $(1,922,700)     $(1,782,200)

         2002
         Revenues                    2,188,900     $1,017,500      $        0      $ 3,206,400
         Operating Income/(Loss)
                                     $ 452,600     $ (529,400)    $(2,368,100)     $(2,444,900)


              Significant customers primarily consisted of domestic retail chain pharmacies. Sales concentrations to major chain stores were approximately $1,107,200 and export sales were $584,600 for the year ended July 31, 2002. Sales concentrations to major chain stores were approximately $1,294,600 and export sales were $390,100 for the year ended July 31, 2001 No customer accounted for more than 10% of consolidated sales.

Note 14.      Patent Acquisition
              On November 30, 2001, the Company acquired the patent for Axenohl, a silver ion based technology which is the basis for the Company's silver ion products. The Company previously licensed the use of this patent.

              The Company purchased the patent for 700,000 shares of its common stock plus certain expenses. The Company valued the patent at $1,540,600 based on the market price of the stock exchanged. In addition, the Company agreed to pay royalties in the amount of 5% of gross Axenohl sales until March 2018, the end of the life of the patent. There are minimum royalties due of $1,000,000 for the period of November 2001 to July 31, 2004 and for each fiscal year thereafter. Innovative Medical Services has the right, in its sole and absolute discretion, to pay the minimum royalty in cash or in common stock at prevailing market prices. If the Company determines it does not wish to pay the minimum royalty payment, it has the option at any time to transfer the patent back to the prior owner rather than pay the minimum royalty.

Note 15.      Business Combinations
              In November 2000, Innovative Medical Services acquired 100% of the stock of ETIH2O, Inc., a Florida corporation, for 56,381 shares of IMS stock valued at $140,953 based on market value of the stock exchanged ($2.50 per share). The transaction was recorded using the purchase method of accounting. Assets and liabilities were recorded based on fair value and no goodwill was recorded in the transaction. The Company merged ETI-H2O with a newly formed Nevada corporation of similar name and dissolved the Florida corporation. ETI-H2O, a privately held technology corporation, developed Axenohl and is responsible for processing, and production of Axenohl and Axen. ETI-H2O is also responsible for all supervision of all research, studies, data and quality control of the Axenohl/Axen product line. The results of operations for ETI-H2O are included in the consolidated financial statements since the date of acquisition. The acquired entity was a startup company, if results of operations were included in prior periods and shown as though the companies had been combined at the beginning of the period, it would not be materially different from the consolidated financial statements of Innovative Medical Services.

              The assets acquired and liabilities assumed are as follows:

                Assets:
                  Notes Receivable                       $   33,655
                  Inventories                                32,077
                  Equipment                                  16,932
                  Licensing & Distribution Rights           118,324
                                                         ----------
                Total Assets                                200,988
                                                         ----------

                Liabilities                               $  60,035
                                                         ----------

Note 16. Discontinued Operations
         In December 1999, the Company formed NUTRIPURE.COM as a wholly owned subsidiary to operate an e-commerce health website, composed primarily of Bergen Brunswig products. On January 15, 2002, Bergen Brunswig Corporation terminated the distribution license for these products. As a result, we closed our e-commerce division. The Nutripure subsidiary now is holding the website for resale, which is its only remaining asset. Assets of the subsidiary were zero at July 31, 2002 and at $187,600 July 31, 2001. Revenues from discontinued operations were $1,800 in 2002 and $7,000 in 2001. No income tax expense was allocated to discontinued operations because of the uncertainty of realizing net operating loss carryforwards.

Note 17. Subsequent Events
         On August 30, 2002, 60,000 shares of common stock were issued in exchange for a 1 year agreement for EPA regulatory consulting. On September 18, 2002, 120,000 shares were issued in exchange for a 1-year consulting agreement to facilitate the identification and facilitation of sponsored research relationships and outlicensing opportunities for the Company. On September 18, 2002, 65,000 shares were issued in exchange for a 1-year marketing and business development consulting agreement. On September 18, 2002, options on 135,000 shares were exercised.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         None.


PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and directors Innovative Medical Services and their ages are as follows:

         Name                   Age    Position
-------------------------      -----   -----------------------------------

Michael L. Krall                50     President, CEO, Chairman, Director
Gary Brownell, CPA              54     Treasurer CFO, Director
Gene Auerbach                   58     Chief Operating Officer
Donna Singer                    32     Executive Vice President, Director
Dennis Atchley, Esq.            50     Secretary
Greg Barnhill                   49     Director
Dennis Brovarone                46     Director
Patrick Galuska                 43     Director
Eugene Peiser, PD               71     Director

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

GREGORY H. BARNHILL Mr. Barnhill is Managing Director of North American Equity Sales at Deutsche Bank Securities, Inc., Baltimore, MD. He joined the firm in 1975, following his graduation from Brown University with an AB degree in economics.

DENNIS BROVARONE Mr. Brovarone has been practicing corporate and securities law since 1986 and as a sole practitioner since 1990. He was elected to the Company's Board of Directors in April 1996. From December 1997 to April 2001, Mr. Brovarone served as the President and Chairman of the Board of Directors of Ethika Corporation, a publicly held, Mississippi corporation investment holding company with its office in Littleton, Colorado. From January 1995 to March 1998, Mr. Brovarone served as President (Chairman) of the Board of Directors of The Community Involved Charter School, a four year old K-12 public school located in Lakewood, Colorado, operating under an independent charter and serving approximately 350 students in an individualized, experiential learning environment. Prior to 1990, Mr. Brovarone served as in-house counsel to R.B. Marich, Inc., a Denver, Colorado based brokerage firm. Mr. Brovarone lives and works in Littleton, Colorado.

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

MICHAEL L. KRALL Mr. Krall is the President, CEO and Chairman of the Board of Directors of Innovative Medical Services, a position he has held since 1993. He is responsible for the strategic planning, product development, and day-to-day operations of IMS. Previously, Mr. Krall was the President and CEO of Bettis-Krall Construction, Inc. a successful building-development company of custom homes and commercial property in San Diego County, California. He has also held numerous positions in general management in the hospitality industry. Mr. Krall attended Pepperdine University (economics, statistics, mechanical engineering). He previously served 4 years in the United States Marine Corps and was elected, by general election, to a 4 year term on the Valle de Oro Planning Board. Mr. Krall lives in El Cajon, California with his wife, Connie, and two children.

EUGENE S. PEISER, DOCTOR OF PHARMACY Dr. Peiser has been an independent consultant to FDA regulated industries since 1974 and a Member of the Board of Innovative Medical Services since 1994. He graduated from the University of Tennessee College of Pharmacy with a Bachelor of Science in Pharmacy in 1951 and has received his Doctorate of Pharmacy. Dr. Peiser's consultancy advises on a wide variety of subjects, including compliance with the Prescription Drug Marketing Act and other government compliance matters, employee training and drug repackaging. Dr. Peiser furnishes expert witness services and has provided approved Pharmaceutical Continuing Education to several thousand attendees at his seminars. Dr. Peiser is a Founding Director of the Association of Drug Repackagers; is appointed as a Registered Arbitrator by the American Registry of Arbitrators; and is President of the Southwest Chapter of the Association of Military Surgeons. Dr. Peiser lives and works in Palm Harbor, FL.

DONNA SINGER Ms. Singer is the Executive Vice President of Innovative Medical Services. From 1996-1998, Ms. Singer served as Vice President of Operations for the Company. Ms. Singer is responsible for company operations, corporate communications, investor relations and marketing. Previously, Ms. Singer served as the investor relations executive at Western Garnet International, a Toronto Stock Exchange mining company. Ms. Singer graduated from Gonzaga University with a Bachelor of Arts degree and lives in El Cajon, California.

Committees: Meetings of the Board
We have a Compensation/Administration Committee and an Audit Committee. The Compensation/Administration Committee and the Audit Committee were formed in 1995. Messrs. Barnhill, Brovarone, Galuska and Peiser comprise the Compensation/Administration Committee and Messrs. Barnhill, Brownell, Galuska and Peiser are the Audit Committee. The Compensation/Administration Committee recommends to the Board the compensation of executive officers and will serve as the Administrative Committee for the Company's Stock Option Plans. The Audit Committee serves as a liaison between the Board and the Company's auditor. The Compensation/Administration Committee met once during the fiscal year ended July 31, 2002, and the Audit Committee met once during the fiscal year ended July 31, 2002.

Our Board of Directors held five meetings during the fiscal year ended July 31, 2002, at which time all the then Directors were present or consented in writing to the action taken at such meetings. No incumbent Director attended fewer than 100% of said meetings.

Compliance with Section 16(a) of Securities Exchange Act of 1934
To our knowledge, during the fiscal year ended July 31, 2002, our Directors and Officers complied with all applicable Section 16(a) filing requirements except that Dennis Brovarone, a director, failed to timely report one transaction. This statement is based solely on a review of the copies of such reports furnished to us by our Directors and Officers and their written representations that such reports accurately reflect all reportable transactions.

Family Relationships
There is no family relationship between any Director, executive or person nominated or chosen by Innovative Medical Services to become a Director or executive officer.

Transactions with Management
Innovative Medical Services did not enter into any transactions with Management during the fiscal year ended July 31, 2002.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table
The following table shows for the fiscal year ending July 31, 2002, the compensation awarded or paid by the Company to its Chief Executive Officer and any of the executive officers of the Company whose total salary and bonus exceeded $100,000 during such year (The "Named Executive Officers"):

--------------------------------------------------------------------------------------------------------
                           SUMMARY COMPENSATION TABLE
 --------------------------------------------------------------------------------------------------------
                                                                 |    Long Term Compensation            |
 --------------------------------------------------------------------------------------------------------
                                        Annual Compensation      |   Awards     |    Payouts            |
---------------------------------------------------------------------------------------------------------
                                |      |  Salary  | Other Annual | Securities   |                       |
   Name and Principle Position  |  Year|     (S)  | Compensation | Underlying   |All Other Compensation |
                                |      |          |       ($)    | Options (#)  |       ($)             |
---------------------------------------------------------------------------------------------------------
  Michael L. Krall President/CEO|  2002|  144,000 |       0      |150,000 Common|        0              |
---------------------------------------------------------------------------------------------------------
  Michael L. Krall President/CEO|  2001|  144,000 |       0      |50,000 Common |        0              |
---------------------------------------------------------------------------------------------------------
  Michael L. Krall President/CEO|  2000|  144,000 |       0      |50,000 Common |        0              |
---------------------------------------------------------------------------------------------------------

No other executive officer earned more than $100,000 during the current fiscal year.

-----------------------------------------------------------------------------------------------------------------------
                        Option Grants in Last Fiscal Year
-----------------------------------------------------------------------------------------------------------------------
                                Individual Grants
-----------------------------------------------------------------------------------------------------------------------
                                     Number of
                                   Common Shares
                                     Underlying
                                  Options Granted     % of Total Options Granted to     Exercise Price  Expiration
  Name                                  (#)               Employees in Fiscal Year          ($/Sh)         Date
-----------------------------------------------------------------------------------------------------------------------
Michael L. Krall President/CEO       50,000                        7.0                        2.10        11/08/06
-----------------------------------------------------------------------------------------------------------------------
Michael L. Krall President/CEO      100,000                       14.0                        2.00        1/31/07
-----------------------------------------------------------------------------------------------------------------------


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End
Option/Values
The following table sets forth the number and value of the unexercised options held by each of the Named Executive Officers at July 31, 2002.



------------------------------------------------------------------------------------------------------------------------
                        Aggregate Option Exercises in Last Fiscal Year and FY-End Option Values
------------------------------------------------------------------------------------------------------------------------
                         Shares       Value       Number of Securities Underlying   Value of Unexercised In-the Money
                      Acquired on   Realized at   Unexercised Options at FY-End (#)        Options at FY-End ($)
         Name         Exercise (#)  FY-End ($)        Exercisable/Unexercisable          Exercisable/Unexercisable
------------------------------------------------------------------------------------------------------------------------
  Michael L. Krall         0             0        681,250 Common Shares/Exercisable       40,000/Exercisable (1)
  President/CEO
------------------------------------------------------------------------------------------------------------------------


(1) Option value based on the difference between the exercise price of unexercised options and the average closing price of $0.72 for the 30 trading days ending July 31, 2002.

Employment Agreements and Executive Compensation
In April 1996, the Board of Directors approved a five-year employment agreement for Michael Krall, its President. Mr. Krall receives a salary of $144,000 per year, an amount equal to 3% of Innovative Medical Services' net income before taxes, if any, plus other benefits. The Board of Directors has extended Mr. Krall's employment agreement for an additional year.

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

The Innovative Medical Services 2002 Non-Qualified Stock Option Plan: On March 11, 2002, the Company's Shareholders approved the Innovative Medical Services 2002- Non-Qualified Stock Option Plan. The purpose of the Plan is to advance the business and development of the Company and its shareholders by affording Eligible Plan Participants the opportunity to acquire a propriety interest in the Company by the grant of Options to acquire shares of the Company's common stock. Eligible Plan Participants include the Directors and Officers of the Company, consultants, advisors and other individuals deemed by the Compensation Committee to provide valuable services to the Company but who are not otherwise eligible to participate in the Employee Incentive Stock Option Plan.

The Options granted are not "Incentive Stock Options" within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended. The issuance of such non-qualified options pursuant to this Plan is not expected to be a taxable event for the recipient until such time that the recipient elects to exercise the option whereupon the recipient is expected to recognize income to the extent the market price of the shares exceeds the exercise price of the option on the date of exercise.

The Plans are administered by an Administrative Committee whom shall serve a one year term. The Administrative Committee is composed of the Board's Compensation/Administration Committee. Subject to anti-dilution provisions, each Plan may issue Options to acquire up to 2,000,000 shares to Directors and Officers. The exercise price for Options shall be set by the Administrative Committee but shall not be for less than the fair market value of the shares on the date the Option is granted. Fair market value shall mean the average of the closing price for ten consecutive trading days at which the Stock is listed in the NASDAQ quotation system ending on the day prior to the date an Option is granted. The period in which Options can be exercised shall be set by the Administrative Committee not to exceed five years from the date of Grant. Options granted to new executive officers or directors shall vest one year from date of appointment or election. Shares issuable under options granted to continuing officers or directors are immediately exercisable and vest upon exercise. The maximum number of shares subject to Options granted to any one Director of Officer shall not exceed 200,000 shares in any 12-month period.

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

ITEM 11.  Security Ownership of Certain Beneficial Owners and of Management
The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of July 31, 2002 by individual directors and executive officers and by all directors and executive officers of the Company as a group. Based upon a review of the Company's shareholders list as of October 25, 2002, there is one other registered holder of five percent or more of the Company's Common Stock. As of October 25, 2002 there were 8,780,899 shares outstanding.

    Name and Address of                                          Common Stock           Percentage of Shares
     Beneficial Owner                 Title                       Ownership                Outstanding (%)
----------------------------    ----------------------       ---------------------     ------------------------
   Dennis Atchley                Secretary                          193,860 (1)                  1.67
   1725 Gillespie Way
   El Cajon, CA 92020

   Gene Auerbach                 Chief Operating Officer            125,000 (2)                  1.08
   1725 Gillespie Way
   El Cajon, CA  92020

   Gregory Barnhill              Director                           225,000 (3)                  1.94
   10801 Stevenson Road
   Stevenson, MD  21153

   Dennis Brovarone              Director                           456,483 (4)                  3.93
   18 Mountain Laurel
   Littleton, CO  80127

   Gary Brownell                 Treasurer, CFO/Director            400,321 (5)                  3.44
   1725 Gillespie Way
   El Cajon, CA 92020

   Patrick Galuska               Director                           370,690 (6)                  3.19
   8137 S. Downing St.
   Littleton, CO 80122

   Michael L. Krall              President, CEO/Chairman          1,303,560 (7)                 11.22
   1725 Gillespie Way
   El Cajon, CA 92020

   Eugene Peiser                 Director                           426,136 (8)                  3.67
   1725 Gillespie Way
   El Cajon, CA 92020

   Donna Singer                  Executive VP, Director             353,356 (9)                  3.04
   1725 Gillespie Way
   El Cajon, CA 92020

   Directors and Officers as a Group
   (9 individuals)                                                3,854,406 (10)                33.16

   Charles Siddle                                                   475,000 (11)                 5.41
   5364 N. 31st Place
   Phoenix, AZ  85016

(1)      Includes presently exercisable options to acquire up to 150,000 shares.
(2)      Includes presently exercisable options to acquire up to 100,000 shares.
(3)      Includes presently exercisable options to acquire up to 200,000 shares.
(4)      Includes presently exercisable options to acquire up to 385,000 shares.
(5)      Includes presently exercisable options to acquire up to 350,000 shares.
(6)      Includes presently exercisable options to acquire up to 300,000 shares.
(7)      Includes presently exercisable options to acquire up to 681,250 shares.
(8)      Includes presently exercisable options to acquire up to 350,000 shares.
(9)      Includes presently exercisable options to acquire up to 325,000 shares.
(10) Includes presently exercisable options held by all of the above officers and directors to acquire up to 2,814,250 shares.
(11)     Includes 350,000 shares owned by Colt Communications LLC; 50,000 shares owned by Colt Communications Money Purchase Pension Plan; 25,000 shares owned by Siddle Family Trust and 50,000 shares owned by SPS LLC
         - all of which are affiliates of Charles Siddle.
(12) Percentage ownership is based only on shares outstanding and does not include exercisable options held by Directors and Officers.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
At July 31, 2001, notes receivable included $66,561 which represented amounts due from officers of Innovative Medical Services. This amount includes personal loans authorized by the Board of Directors of $18,379 to Michael L. Krall, President and CEO and $48,182 to Gary Brownell, Chief Financial Officer. Interest accrues at 6% per annum.

Mr. Krall's loan increased during fiscal year 2002 by $13,817 to $32,196 and was subsequently paid down during the year by $8,100 to $24,096. On July 31, 2002, the accrued interest was added to the loan balance, bringing the year-end balance to $25,723.

Mr. Brownell's loan was paid down during fiscal year 2002 by $12,000 to $36,182. On July 31, 2002, the accrued interest was added to the loan balance, bringing the year-end balance to $38,352.

As of October 25, 2002, Mr. Krall has made additional pay-downs on his loan, bringing the current balance to $17,623.

As of October 25, 2002, Mr. Brownell has made additional pay-downs on his loan, bringing the current balance to $26,352.

ITEM 13.  EXHIBITS.
The following Exhibits are filed as part of this registration statement pursuant to Item 601 of Regulation S-B:

3.1(1)   -- Articles of Incorporation, Articles of Amendment and Bylaws
3.1.1    -- Articles of Amendment dated March 11, 2002
4.1 (1)  -- Form of Class A Warrant
4.2 (1)  -- Form of Class Z Warrant
4.3 (1)  -- Form of Common Stock Certificate
4.4 (1)  -- Warrant Agreement
4.5 (2)  -- March 2000 Warrant
4.6 (3)  -- January 2001 Warrant
4.7 (4)  -- Convertible Debenture
4.8 (5)  -- Convertible Debenture Purchase Agreement
4.9 (6)  -- Convertible Debenture Warrant
10.1 (1) -- Employment Contract/Michael L. Krall
10.2 (7) -- Manufacturing, Licensing and Distribution Agreement dated March 26,
            2001
10.3 (8) -- Axenohl License Agreement
10.4 (9) -- Weaver - Roach X Assignment
10.5 (9) -- Dodo Agreement [CONFIDENTIAL TREATMENT REQUESTED FOR CERTAIN OMITTED
                           INFORMATION FILED SEPARATELY]
10.6 (8) -- Promissory Note of Michael Krall
10.7 (8) -- Promissory Note of Gary Brownell
10.8 (9) -- Nutripure Dealer Agreement
10.9 (9) -- Sales Finance Agreement
10.10 (10) -- ETIH2O, Inc., Acquisition Agreement
10.11 (11) -- NVID Litigation Settlement Agreement
10.12 (12) -- Addendum #1 to NVID Settlement Agreement
11         -- Statement re:  Computation of earnings
21         -- Subsidiaries of the registrant

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

B. Reports on Form 8-K: No Reports on Form 8-K were filed during the fourth quarter of the fiscal year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




INNOVATIVE MEDICAL SERVICES                                 DATE


/s/ MICHAEL L. KRALL                                  October 29, 2002
----------------------------------------              -----------------
Michael L. Krall, Chairman/President/CEO



Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                      TITLE                                      DATE

/s/ GREGORY BARNHILL      Director                             October 29, 2002
-------------------------                                      -----------------
Gregory Barnhill

/s/ DENNIS BROVARONE      Director                             October 29, 2002
-------------------------                                      -----------------
Dennis Brovarone

/s/ GARY BROWNELL         Chief Financial Officer and Director October 29, 2002
-------------------------                                      -----------------
Gary Brownell

/s/ PATRICK GALUSKA       Director                             October 29, 2002
-------------------------                                      -----------------
Patrick Galuska

/s/ MICHAEL L. KRALL      President/CEO and Director           October 29, 2002
-------------------------                                      -----------------
Michael L. Krall

/s/ EUGENE PEISER         Director                             October 29, 2002
-------------------------                                      -----------------
Eugene Peiser

/s/ DONNA SINGER        Executive Vice President and Director  October 29, 2002
-------------------------                                      -----------------
Donna Singer

 Certification of Principal Executive Officer Regarding Facts and Circumstances
                        Relating to Exchange Act Filings


I, Michael L. Krall, certify that:

1.   I have read this annual report on Form 10-KSB of Innovative Medical
     Services;

2. To my knowledge, the information in this report is true in all important respects as of July 31, 2002; and

3. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of July 31, 2002.

     For purposes of this certification, information is "important to a reasonable investor" if:


     (a) There is a substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

     (b) The report would be misleading to a reasonable investor if the information is omitted from the report.


BY:   /s/ Michael L. Krall                          Subscribed and sworn to
      -----------------------------------           before me this 28th day of
      Michael L. Krall, President and C.E.O.        October, 2002
      (Principal Executive Officer)

DATE: October 28, 2002
      ------------------                             /s/ Dolana Blount
                                                     -------------------------
                                                     Notary Public

                                                     My Commission Expires:
                                                     March 17, 2005

 Certification of Principal Financial Officer Regarding Facts and Circumstances
                        Relating to Exchange Act Filings


I, Gary Brownell, certify that:

1.   I have read this annual report on Form 10-KSB of Innovative Medical
     Services;

2. To my knowledge, the information in this report is true in all important respects as of July 31, 2002; and

3. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of July 31, 2002.

     For purposes of this certification, information is "important to a reasonable investor" if:


     (a) There is a substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

     (b) The report would be misleading to a reasonable investor if the information is omitted from the report.


BY:   /s/ Gary Brownell                              Subscribed and sworn to
      -----------------------------------            before me this 28th day of
      Gary Brownell, Treasurer and CFO               October, 2002
      (Principal Accounting Officer)

DATE: October 28, 2002
      ------------------                             /s/ Dolana Blount
                                                     -------------------------
                                                     Notary Public

                                                     My Commission Expires:
                                                     March 17, 2005