Form 10KSB/A
period 2002-07-31
INNOVATIVE MEDICAL SERVICES
filed 2002-11-26
CIK 1006028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



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

Explanatory note on amendment

The Registrant has filed this Amendment in order to correct an omission of the business experience of Gene Auerbach, our Chief Operating Officer from the filing of the 10-KSB on October 29, 2002. The Amendment has revised the following section:

PART III
--------

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Business Experience - Gene Auerbach



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


GENE AUERBACH Mr. Auerbach is the Chief Operating Officer of Innovative Medical Services. Prior to joining the Company in June 2002, Mr. Auerbach served as Senior Vice President, Global Supply Chain for Estee Lauder Companies (NYSE: EL) in New York City. Previously, he served as Senior Vice President for Development and International Development at AutoZone (NYSE: AZO) in Memphis, Tennessee. Prior to joining AutoZone, Mr. Auerbach gained significant international experience as Regional Director, Asia for Dairy Farm International (Jardines), where he played a key role in the executive management of 1400 retail stores in eight countries, including supermarkets, drug stores, convenience stores and restaurants. Before joining Dairy Farm International, Mr. Auerbach held the position of Senior Vice President at Costco (NasdaqNM: COST) and, prior thereto, Executive Vice President for Price Club. Before joining Price Club/Costco, Mr. Auerbach served 22 years in the US Navy where he was, and still is, the youngest officer ever selected for Captain (06) in the history of the Navy Supply Corps. Mr. Auerbach holds a BA degree in Business Administration from University of Washington and an MBA degree from Wharton School of Finance and Commerce.


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

3.1.1(13)-- Articles of Amendment dated March 11, 2002

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

11 (13)    -- Statement re:  Computation of earnings
21 (13)    -- Subsidiaries of the registrant

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

(13) Incorporated by reference from the Annual Report on Form 10KSB for the fiscal year ended July 31, 2002 filed on October 29, 2002.

B. Reports on Form 8-K: No Reports on Form 8-K were filed during the fourth quarter of the fiscal year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




INNOVATIVE MEDICAL SERVICES                                 DATE


/s/ MICHAEL L. KRALL                                  November 25, 2002
----------------------------------------              -----------------
Michael L. Krall, Chairman/President/CEO



Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                      TITLE                                      DATE

/s/ GREGORY BARNHILL      Director                             November 25, 2002
-------------------------                                      -----------------
Gregory Barnhill

/s/ DENNIS BROVARONE      Director                             November 25, 2002
-------------------------                                      -----------------
Dennis Brovarone

/s/ GARY BROWNELL         Chief Financial Officer and Director November 25, 2002
-------------------------                                      -----------------
Gary Brownell

/s/ PATRICK GALUSKA       Director                             November 25, 2002
-------------------------                                      -----------------
Patrick Galuska

/s/ MICHAEL L. KRALL      President/CEO and Director           November 25, 2002
-------------------------                                      -----------------
Michael L. Krall

/s/ EUGENE PEISER         Director                             November 25, 2002
-------------------------                                      -----------------
Eugene Peiser

/s/ DONNA SINGER        Executive Vice President and Director  November 25, 2002
-------------------------                                      -----------------
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