Form 10QSB
period 2002-10-31
INNOVATIVE MEDICAL SERVICES
filed 2002-12-16
CIK 1006028

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



                                   FORM 10-QSB




(Mark One) [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
               For the period ended October 31, 2002
                                    -----------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [No Fee Required]
    For the transition period from      to
                                   ----   ---


    Commission File number 0-21019
                           -------


                           INNOVATIVE MEDICAL SERVICES
                           ---------------------------
                 (Name of small business issuer in its charter)


              California                               33-0530289
    ------------------------------            --------------------------------
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

         Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 8,780,899 as of December 13, 2002.

INNOVATIVE MEDICAL SERVICES
INDEX

PART 1. FINANCIAL INFORMATION
        Item 1.   Financial Statements
                  Balance Sheets as of July 31, 2002 and October 31, 2002 Statements of Operations for the three months ended
                  October 31, 2001 and 2002 Statements of Cash Flows for the three months ended October 31, 2001 and 2002
        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART 2. OTHER INFORMATION
        Item 1.   Legal Proceedings
        Item 2.   Changes in Securities
        Item 3.   Defaults Upon Senior Securities: None
        Item 4.   Submission of Matters to a Vote of Security Holders: None
        Item 5.   Other information
        Item 6.   Exhibits and Reports on Form 8-K
        Signatures and Certifications













 The interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the financial statements not misleading.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------
                                                            (Unaudited)
                                                             October 31      July 31
                                                                2002           2002
                                                          -------------  -------------
ASSETS
Current Assets
     Cash and cash equivalents                            $    121,534    $    151,257
     Accounts receivable, net of allowance for doubtful
        accounts of $ 111,000 at October 31, 2002
        and $111,000 at July 31, 2002                          222,865         166,601
     Due from officers and employees                           186,457         209,437
     Inventories                                               537,168         595,071
     Prepaid expenses                                          303,295         168,835
                                                           -----------     -----------
        Total current assets                                 1,371,319       1,291,201
                                                           -----------     -----------
Property, Plant and Equipment
     Property, plant and equipment                             574,149         613,909
                                                           -----------     -----------
        Total property, plant and equipment                    574,149         613,909
                                                           -----------     -----------
Noncurrent Assets
     Deposits                                                    9,341           8,954
     Patents and licenses                                    2,593,079       2,626,376
                                                           -----------     -----------
        Total noncurrent assets                              2,602,420       2,635,330
                                                           -----------     -----------
     Total assets                                         $  4,547,888    $  4,540,440
                                                          ============    ============
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
     Accounts payable                                     $    693,048    $    591,031
     Accrued liabilities                                        85,381          77,530
     Loans from shareholders                                        --         500,000
                                                           -----------     -----------
        Total current liabilities                              778,429       1,168,561
                                                           -----------     -----------
Long-term debt
     Loans from shareholders                                   600,000              --
                                                           -----------     -----------
Stockholders' Equity
     Class A common stock, no par value: authorized
        50,000,000 shares, issued and outstanding
         8,780,899 at October 31, 2002 and
         8,400,899 at July 31, 2002                         14,252,853      13,976,448
     Accumulated deficit                                   (11,083,394)    (10,604,569)
                                                           -----------     -----------
        Total stockholders' equity                           3,169,459       3,371,879
                                                           -----------     -----------
     Total liabilities and stockholders' equity           $  4,547,888    $  4,540,440
                                                          ============    ============




    The accompanying notes are an integral part of the financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
-------------------------------------------------------------------------

                                               For the Three Months Ended
                                                      October 31
                                                  2002         2001
                                             ---------------------------

Net revenues                                   $ 727,261    $ 864,028
Cost of sales                                    424,141      487,864
                                               ---------    ---------
Gross profit                                     303,120      376,164
                                               ---------    ---------
Selling expenses                                 150,200      234,409
General and administrative expenses              442,535      449,925
Research and development                         173,068       70,823
                                               ---------    ---------
Total operating costs                            765,803      755,157
                                               ---------    ---------
Loss from operations                            (462,683)    (378,993)
                                               ---------    ---------
Other income and (expense):
     Interest income                               1,328          212
     Interest Expense                            (17,470)      (1,690)
     Other                                            --         (600)
                                               ---------    ---------
Total other income (expense)                     (16,142)      (2,078)

Net loss                                       $(478,825)   $(381,071)
                                               =========    =========

Net loss per common share, basic and diluted   $   (0.05)   $   (0.05)
                                               =========    =========

                                                                        For the Years Ended
                                                                               July 31
CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICITS (Unaudited)              2002           2001
-------------------------------------------------------------------------------- --------------
Balance, beginning of period                                        $(10,604,569)   $(8,159,676)

Net income (loss)                                                       (478,825)    (2,444,893)
                                                                   -------------  -------------
Balance, end of period                                             $ (11,083,394) $ (10,604,569)
                                                                   =============  =============




    The accompanying notes are an integral part of the financial statements


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
-----------------------------------------------------------------------------------------------------

                                                                 For the Three Months Ended
                                                                        October 31
                                                                    2002          2001
                                                                  ----------  -----------

Cash flows from operating activities
     Net loss                                                     $(478,825)   $(381,071)

     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Amortization                                                38,037       14,165
         Depreciation                                                48,688       67,317
     Changes in assets and liabilities:
         (Increase) decrease in accounts receivable                 (56,264)      36,556
         (Increase) decrease in due from officers and employees      22,980      (16,935)
         (Increase) decrease in prepaid expense                      64,996        5,757
         (Increase) decrease in inventory                            57,903       89,579
         (Increase) decrease in deposits                               (387)          --
         Increase (decrease) in accounts payable                    102,017     (192,949)
         Increase (decrease) in accrued liabilities                   7,851         (351)
                                                                 ----------    ----------
             Net cash provided (used) by operating
                 activities                                        (193,004)    (377,932)
                                                                 ----------    ----------
Cash flows from investing activities
     Purchase of patents and licenses                                (4,741)     (71,588)
     Purchase of property, plant and equipment                       (8,928)      (6,434)
                                                                 ----------    ----------
             Net cash (used) in investing activities                (13,669)     (78,022)
                                                                 ----------    ----------
Cash flows from financing activities
     Proceeds from debt obligations                                 100,000      300,000
     Proceeds from sale of common stock                              76,950       50,779
                                                                 ----------    ----------
             Net cash provided by financing activities              176,950      350,779
                                                                 ----------    ----------
Net increase (decrease) in cash and cash equivalents                (29,723)    (105,175)
                                                                 ----------    ----------
Cash and cash equivalents at beginning of period                    151,257      207,092
                                                                 ----------    ----------
Cash and cash equivalents at end of period                        $ 121,534    $ 101,917
                                                                 ==========    ==========
Supplemental disclosures of cash flow information
     Cash paid for interest paid                                  $  17,470    $   1,690
     Cash paid for taxes paid                                     $      --    $   2,400
Noncash investing and financing activities:
     Value of shares issued in exchange for services              $ 139,650
     Value of options issued in exchange for services             $  59,805




   The accompanying notes are an integral part of these financial statements

NOTES TO FINANCIAL STATEMENTS

Note 1.   Financial Statements
          The financial statements included herein have been prepared by Innovative Medical Services (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Innovative Medical Services believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the July 31, 2002 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist and procedures that will be accomplished by Innovative Medical Services later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

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

          Segment information is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue and operating income based upon internal accounting methods. The Company's financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with U.S. generally accepted accounting principles. Assets are not allocated to segments for internal reporting presentations. Reconciling amounts consist of unallocated general and administrative expenses including $86,700 of depreciation and amortization in 2002 and $81,500 of depreciation and amortization in 2001.

     -------------------- -------------------- --------------------- ------------------- ---------------
                                                                        Reconciling
                            Water Treatment        Biosciences            Amounts         Consolidated
     -------------------- -------------------- --------------------- ------------------- ---------------
            2001
     -------------------- -------------------- --------------------- ------------------- ---------------
          Revenues             $ 528,300            $ 335,700               $ 0             $864,000
     -------------------- -------------------- --------------------- ------------------- ---------------
          Operating
        Income/(Loss)          $ 26,500              $ 15,100            $(422,700)        $(381,100)
     -------------------- -------------------- --------------------- ------------------- ---------------

     -------------------- -------------------- --------------------- ------------------- ---------------
            2002
     -------------------- -------------------- --------------------- ------------------- ---------------
          Revenues             $ 693,400             $ 33,900               $ 0             $727,300
     -------------------- -------------------- --------------------- ------------------- ---------------
          Operating
        Income/(Loss)          $ 125,600           $ (230,100)           $(374,300)        $(478,800)
     -------------------- -------------------- --------------------- ------------------- ---------------

          Significant customers primarily consisted of domestic retail chain pharmacies. Sales concentrations to major chain stores were approximately $375,100 and export sales were $2,400 for the quarter ended October 31, 2002. Sales concentrations to major chain stores were approximately $171,100 and export sales were $405,500 for the quarter ended October 31, 2001. No customer accounted for more than 10% of consolidated sales.

Note 3.   Common Stock
          On August 30, 2002, 60,000 shares of common stock were issued in exchange for a 1 year agreement for EPA regulatory consulting. On September 18, 2002, 120,000 shares were issued in exchange for a 1-year consulting agreement to facilitate the identification and facilitation of sponsored research relationships and outlicensing opportunities for the Company. On September 18, 2002, 65,000 shares were issued in exchange for a 1-year marketing and business development consulting agreement. On September 18, 2002, options on 135,000 shares were exercised.

Note 4.   Loans from Shareholders and Stock Options (Related Party Transactions)

          The Company renegotiated its line of credit with S.P.S. LLC. and Colt Communications LLC in September of 2002 and extended the line of credit until November 2003. The extension includes an increase from $500,000 to $600,000 at an interest rate of 1 1/2 % per month secured against the entire assets of the Company excluding the Axenohl patent. At October 31, 2002 the Company has drawn the maximum $600,000 against the credit line. Colt Communications LLC is owned by a principal shareholder of the Company. During the quarter the Company also entered into a one year marketing and business development consulting agreement with Colt Communications for 65,000 shares of stock valued at $0.57 per share plus 135,000 options valued at $0.44 per share using the Black Scholes Option Pricing Model. The cost of the consulting agreement is being expensed over the one-year term of the contract.

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

OVERVIEW
Innovative Medical Services began as a provider of pharmaceutical water purification products. Although our current revenues are still primarily from the pharmacy industry, we have expanded from our niche pharmacy market into other, broader markets with new products, including residential and commercial water filtration systems, silver ion bioscience technologies and boric acid based pesticide technologies.

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

Our Nutripure(R) line of water treatment and filtration systems includes a line of Nutripure whole-house water softening systems, a line of Nutripure reverse osmosis point-of-use systems, the Nutripure 2000 countertop water filtration system and the Nutripure Sport filtered sport bottle. We distribute our various Nutripure products in several ways, including retail sales, catalogue placement, business-to-business sales, internet promotion and in-home sales presentations.

Bioscience Division
Our bioscience division features a patented, aqueous disinfectant called Axenohl(TM). Based on the EPA toxicity categorization of antimicrobial products that ranges from Category I (high toxicity) down to Category IV, Axen, with its combination of the biocidal properties of ionic silver and citric acid, is an EPA Category IV antimicrobial for which precautionary labeling statements are normally not required. This compares with Category II warning statements for most leading brands of antimicrobial products.

The EPA registration for use of Axenohl and Axen as hard surface disinfectants has been issued, and we plan to pursue additional EPA and FDA regulatory approvals for other applications. For example, we are currently awaiting EPA approval on a 30 parts per million formula of Axen. After receiving EPA approval, we will be able to expand the existing Axen efficacy claims as a hard surface disinfectant, including a 30 second kill time on standard indicator bacteria, a 24 hour residual kill on standard indicator bacteria, a 2 minute kill time on some resistant strains of bacteria, 10 minute kill time on fungi, 30 second kill time on HIV Type I, and 10 minute kill time on other viruses.

We plan to pursue additional EPA and FDA regulatory approvals for other applications. Additional possible uses for this product include wound care, topical infection care, personal disinfecting retail products, food processing, and food safety applications which may require FDA approvals, as well as municipal water treatment and point-of-use/point-of-entry water treatment products, which may require additional EPA approvals.

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

United States Department of Agriculture testing confirms that RoachX is over 96% effective in three to four days with one application for indoor and outdoor eradication of cockroaches, and can be used near children and food preparation areas. Boric acid is a well-known and effective deterrent of cockroaches and will kill them on contact, but cockroaches do not naturally eat the repellent. Although many pesticide products contain boric acid as the listed active ingredient, we believe RoachX to be new because of the endothermic reaction caused by the combination of boric acid and polyglycol that produces three unique results: 1) The formula protects the boric acid from water and humidity,
2) The cockroaches perceive the formulation as food and will actually eat the polyglycol-encapsulated boric acid, and 3) The formula acts as a time-released pesticide, allowing the cockroach to return to the nest before it dies and then becomes a "bait station" for other roaches in the colony. We believe the product line, containing particular formulas for specific pests, is effective against cockroaches, ants, palmetto bugs, silverfish, waterbugs, ticks, fleas, lice and garden pests.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2002 VERSUS THREE MONTHS ENDED OCTOBER 31, 2001

During the quarter, we continued to realize revenues from multiple product lines in our different divisions. In order to be more informative regarding distribution of revenues, discussion of revenues will be in terms of our water treatment segment and our bioscience segment, which includes silver ionization and pesticide divisions.

Revenues of $727,300 in the quarter ended October 31, 2002 were 16% lower than the $864,100 in revenues reported for the quarter ended October 31, 2001. The decrease was due to a decrease in sales in the biosciences division. During the quarter, water treatment division revenues of $693,400 were 31% higher than the $528,300 in the prior quarter. Bioscience segment revenues in the current quarter of $33,900 were 90% lower than the $335,600 in the prior quarter and reflect a large decrease in both silver ionization and pesticide product sales.

In addition to a slight increase in water treatment sales to pharmacies, the increase in water treatment division revenues was due primarily to increased sales of the Nutripure residential water treatment products. We anticipate that the water treatment division revenues will continue to grow, especially as the water dealer program continues to expand. The market continues to be very competitive, and we expect revenues from our other commercial/retail water treatment products to continue their historic steady growth.

Although we had expected that during the quarter we would see a shift in revenues toward the bioscience division, sales in that division were down significantly over the prior quarter. The decrease in pesticide product sales was due to a change in sales strategy, including a change from salaried sales employees to commissioned outside sales representatives. During the quarter, we also began refocusing our market strategy from marketing primarily to the pest control industry wholesalers to including marketing directly to major industry leaders. The change in sales and marketing strategy resulted in a decrease in sales as we restructured the pesticide division to more effectively target the professional pest control industry's need for highly effective but least toxic pest control products. We believe that our restructuring will result in increased sales, but we recognize that we face significant competition from larger, better capitalized companies in this market.

The decrease in silver ionization sales was due to lack of sales of Axen to Dodo & Company. In March 2001, we signed a five-year contract to provide Axenohl to Dodo & Company, a Korean cosmetics manufacturer and marketer. Under the contract, Dodo & Company would purchase approximately $1.2 million dollars of product from us over five years. In addition to the purchase price, the contract calls for us to receive a reimbursement for research and development and a royalty on sales of the Axen-containing products. The contract requires Dodo & Company to obtain appropriate regulatory clearances in South Korea, but we have no documentation to show that this has been completed. We believe that Dodo & Company has miscalculated the royalties due to us, and we have requested that Dodo & Company reevaluate their royalty calculations. Dodo & Company has requested a renegotiation of the contract including the royalty fee calculation. During last fiscal year, Dodo & Company continued to expand its A-Clinic Club line to include over 10 different products, all of which contain Axenohl as an active ingredient. Because of Dodo & Company's significant investment in the product line, we believed we would be able to renegotiate the contract to the satisfaction of both parties; however, in early December 2002, we were informed by the Chairman of Dodo & Company that Dodo & Company has begun a bankruptcy reorganization process. Until the contract matter is resolved and Dodo & Company restabilizes, we will not ship additional product to Dodo & Company. No Axen was shipped to Dodo & Company and no Axen revenue was recognized during the quarter ended October 31, 2002.

The disinfectant market is highly competitive, and we anticipate that market acceptance of a brand new technology may be a long term achievement. In addition to competition challenges, we believe that the investment necessary to pursue research testing and regulatory approval for Axenohl products will continue to be significant. As we receive additional regulatory approvals for Axenohl, however, we expect revenues to develop quickly. For example, we are currently awaiting EPA approval on the Clean Kill 30-part per million formulation of Axen. We believe that approval is imminent, and we also believe that upon receipt of that approval, sales of Clean Kill 30 will have a significant impact on revenues in the coming quarters.

We continue to believe that pesticide technologies will have a material impact on revenues in the coming quarters, and we continue to believe that the silver ion technologies will ultimately become the largest revenue generator for Innovative Medical Services.

Gross profit for the quarter ended October 31, 2002 was $303,100 versus $376,200 in 2001. Gross profit percentage of 42% in 2002 remained virtually unchanged when compared to 44% in 2001.

Loss from operations for the quarter ended October 31, 2002 was $478,800 versus loss from operations of $381,100 for the same period in 2001. During the quarter, General and Administrative expenses decreased 2% or $7,400 from $449,900 in fiscal 2001 to $442,500 in fiscal 2002. Administrative expenses were lower in spite of an increase in amortization costs associated with purchased patents and licenses. Selling expense decreased approximately $84,200, or 36%, from $234,400 in 2001 to $150,200 in 2002 because of a decreased reliance on salaried sales personnel. Research and Development costs were higher; increasing $102,200 or 144% from $70,800 in the quarter ended October 31, 2001 to $173,100 in the current quarter. This increase was the result of continued time and resources devoted to the development and testing of our emerging pesticide and silver ion technology product lines.

LIQUIDITY AND CAPITAL RESOURCES
From inception through October 31, 2002, we have financed our operations primarily through our initial public offering in August of 1996 and by subsequent private placement stock sales. In addition, the Company had obtained short term financing through a $500,000 line of credit. In September 2002 the Company renegotiated its line of credit and extended it until November 2003. Because of the extension, the Company has reclassified this debt from short-term to long-term and will report long-term debt for the first time. The extension includes an increase from $500,000 to $600,000 at an interest rate of 1 1/2 % per month secured against the entire assets of the Company excluding the Axenohl patent. We believe that sales from our new product lines will not provide sufficient capital resources to sustain operations and fund product development through fiscal year 2003. In the short term, we expect to raise capital through equity sales as necessary to fund future growth until we operate above the break-even point. We continually evaluate opportunities to sell additional equity or debt securities, or obtain credit facilities from lenders to strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

During the fiscal three months ended October 31, 2002, our current assets to liabilities ratio rose from 1.10 to 1.76. Current assets increased $80,200 from $1,291,200 at July 31, 2002 to $1,371,400 at October 31, 2002 due mainly to an increase in accounts receivable and prepaid expenses. Current liabilities decreased $390,200 from $1,168,600 to $778,400. During the current quarter accounts payable increased approximately $102,000, but current loans payable decreased by $500,000 due to the extension of line of credit described above.

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

As a condition of the purchase agreement of the Axenohl patent, the Company agreed to make certain royalty payments to NVID of 5% of the gross product sales with a minimum royalty payment total of $1,000,000 for the period from November 15, 2001 to July 31, 2004 and subsequently $1,000,000 per year for the remaining life of the patent. The contract states that at July 31, 2004 the Company shall have the right, in its sole and absolute discretion, to do one of the following:
a) pay $1,000,000 in cash or common stock of the Company to NVID, less royalty amounts already paid, on or before July 31, 2004, b) transfer the patent back to NVID, at which time the Company would be released of any future minimum payments and granted a license to manufacture and distribute products covered by the patent, or c) cancel any royalty obligation under the contract by selling or assigning its ownership of the patent to a third party and paying NVID a percentage of the gross proceeds of 10% or 5% depending on how near the date of the transfer is to July 31, 2004. The Company has not recorded or accrued an amount for the minimum royalty payments in the financial statements because it has not determined which of these options it intends to exercise.

Noncurrent assets decreased by $32,900 during the period due to the amortization of Patents and Licenses. Also, fixed assets decreased approximately 39,800 due mainly to depreciation of equipment.

Cash flows used from operations were $193,000 in the three months ended October 31, 2002 and $377,900 in 2001. For fiscal 2002, cash flows used in investing activities included $4,700 for the purchase of machinery and equipment and $8,900 for the purchase of patents and licenses. In fiscal 2001 cash flows used in investing activities included $6,400 for the purchase of machinery and equipment and $71,500 for the purchase of patents and licenses.

Cash flows from financing activities were $176,900 in fiscal 2002 and $350,800 in fiscal 2001. Financing activities for the current period included the addition of $100,000 in loans payable from a line of credit renegotiated in September 2002 which was reclassified to long-term debt. Cash flows from financing activities also included an increase of common stock of $76,950 from the exercise of stock options. In the prior period, cash flows from financing activities included an increase notes payable of $300,000 from draws against our existing credit line. In addition, approximately $50,800 was received from exercise of outstanding stock options in the prior period. The total decrease in cash and cash equivalents for 2002 was $29,700 as compared to a decrease of $105,200 during the same period in 2001.

PART 2   OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS
There have been no developments in the case involving Innovative Medical Services and Zedburn Corporation et. al. in Circuit Court of Pinellas County, Florida as previously disclosed and incorporated by reference herein from Annual Report on Form 10KSB for fiscal year ended July 31, 2002 as filed on October 29, 2002.

ITEM 2.
CHANGES IN SECURITIES
On August 30, 2002, 60,000 shares of common stock were issued in exchange for a 1-year agreement for EPA regulatory consulting. On September 18, 2002, 120,000 shares were issued in exchange for a 1-year consulting agreement to facilitate the identification and facilitation of sponsored research relationships and outlicensing opportunities for the Company. On September 18, 2002, 65,000 shares were issued in exchange for a 1-year marketing and business development consulting agreement. On September 18, 2002, options on 135,000 shares were exercised.

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

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5.
OTHER INFORMATION
Not applicable.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K

Exhibits A. The following Exhibits are filed as part of this report pursuant to
Item 601 of Regulation S-B:

3.1 (1) -- Articles of Incorporation, Articles of Amendment and Bylaws
3.1.1(13) -- Articles of Amendment dated March 11, 2002
4.1 (1) -- Form of Class A Warrant
4.2 (1) -- Form of Class Z Warrant
4.3 (1) -- Form of Common Stock Certificate
4.4 (1) -- Warrant Agreement
4.5 (2) -- March 2000 Warrant
4.6 (3) -- January 2001 Warrant
4.7 (4) -- Convertible Debenture
4.8 (5) -- Convertible Debenture Purchase Agreement
4.9 (6) -- Convertible Debenture Warrant
10.1 (1) -- Employment Contract/Michael L. Krall
10.2 (7) -- Manufacturing, Licensing and Distribution Agreement dated
            March 26, 2001
10.3 (8) -- Axenohl License Agreement
10.4 (9) -- Weaver - Roach X Assignment
10.5 (9) -- Dodo Agreement [CONFIDENTIAL TREATMENT REQUESTED FOR CERTAIN OMITTED
                            INFORMATION FILED SEPARATELY]
10.6 (8) -- Promissory Note of Michael Krall
10.7 (8) -- Promissory Note of Gary Brownell
10.8 (9) -- Nutripure Dealer Agreement
10.9 (9) -- Sales Finance Agreement
10.10 (10) -- ETIH2O, Inc., Acquisition Agreement
10.11 (11) -- NVID Litigation Settlement Agreement
10.12 (12) -- Addendum #1 to NVID Settlement Agreement
11. -- Statement RE: Computation of Per Share Earnings
13 (13) -- Subsidiaries of the Registrant


(1)      Incorporated by reference from Form SB-2 registration statement
         SEC File # 333-00434 effective August 8, 1996
(2) Incorporated by reference from S-3 registration statement, SEC File #333-36248 effective on May 17, 2000
(3) Incorporated by reference from S-3 registration statement, SEC File #333-55758 effective on February 26, 2001
(4) Incorporated by reference from S-3 registration statement, SEC File #333-61664 filed on May 25, 2001
(5) Incorporated by reference from pre-effective amendment no. 1 to S-3 registration statement, SEC File #333-61664 filed on July 10, 2001
(6) Incorporated by reference from pre-effective amendment no. 2 to S-3 registration statement, SEC File #333-61664 filed on August 13, 2001
(7) Incorporated by reference from Current Report on Form 8-K filed on May 24, 2001 as amended on October 19, 2001
(8) Incorporated by reference from the Amended Annual Report on Form 10KSB for the fiscal year ended July 31, 2000 filed on October 19, 2001
(9) Incorporated by reference from Amended Form 10QSB for the nine month period ended April 30, 2001 filed on October 19, 2001
(10) Incorporated by reference from the Amended Annual Report on Form 10KSB for the fiscal year ended July 31, 2001 filed on November 13, 2001
(11) Incorporated by reference from Current Report on Form 8-K filed on December 6, 2001
(12) Incorporated by reference from Amended Current Report on Form 8-K filed on December 7, 2001
(13) Incorporated by reference from the Annual Report on Form 10KSB for the fiscal year ended July 31, 2002 filed on October 29, 2002

B.       Reports on Form 8-K:
         None

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         INNOVATIVE MEDICAL SERVICES
                         (Registrant)


               By:       /s/ Michael L. Krall
                         -------------------------------
                         Michael L. Krall, President/CEO
                         December 13, 2002



               By:       /s/ Michael L. Krall
                         --------------------------------------
                         Gary Brownell, Chief Financial Officer
                         December 13, 2002

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
       REGARDING FACTS AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS

I, Michael L. Krall, certify that:

     1. I have read this quarterly report on Form 10-QSB of Innovative Medical Services;

     2. To my knowledge, the information in this report is true in all important respects as of December 13, 2002, and

     3. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of October 31, 2002.

     4.   I:

          (a) am responsible for establishing and maintaining internal disclosure controls and procedures;

          (b) have designed such internal disclosure controls and procedures to ensure that material information relating to the company is made known to me by others within the company, particularly during the period in which the periodic reports are being prepared;

          (c) have evaluated the effectiveness of the issuer's internal disclosure controls and procedures as of a date within 90 days prior to the report; and

          (d) have presented in the report my conclusions about the effectiveness of their internal disclosure controls and procedures based on my evaluation as of that date;

     5. I have disclosed to the company's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the company's ability to record, process, summarize, and report financial data and have identified for the company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal controls; and

     6. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     7. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report.

     8. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the period presented in the report.

For purposes of this certification, information is "important to a reasonable investor" if:

     (a) There is a substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

     (b) The report would be misleading to a reasonable investor if the information is omitted from the report.




BY:   /s/ Michael L. Krall                          Subscribed and sworn to
      --------------------                          before me this 13th day
      Michael L. Krall, President and CEO           of December 2002
     (Principal Executive Officer)




DATE:        December 13, 2002                      /s/ Dolana Blount
                                                    -----------------
                                                        Notary Public
                                                        My Commission Expires:
                                                        March 17, 2005

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
       REGARDING FACTS AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS

I, Gary Brownell, certify that:

     1. I have read this quarterly report on Form 10-QSB of Innovative Medical Services;

     2. To my knowledge, the information in this report is true in all important respects as of December 13, 2002, and

     3. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of October 31, 2002.

     4.   I:

          (a) am responsible for establishing and maintaining internal disclosure controls and procedures;

          (b) have designed such internal disclosure controls and procedures to ensure that material information relating to the company is made known to me by others within the company, particularly during the period in which the periodic reports are being prepared;

          (c) have evaluated the effectiveness of the issuer's internal disclosure controls and procedures as of a date within 90 days prior to the report; and

          (d) have presented in the report my conclusions about the effectiveness of their internal disclosure controls and procedures based on my evaluation as of that date;

     5. I have disclosed to the company's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the company's ability to record, process, summarize, and report financial data and have identified for the company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal controls; and

     6. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     7. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report.

     8. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the period presented in the report.

For purposes of this certification, information is "important to a reasonable investor" if:

     (a) There is a substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

     (b) The report would be misleading to a reasonable investor if the information is omitted from the report.




BY:   /s/ Gary Brownell                       Subscribed and sworn to
      ------------------                      before me this 13th day of
      Gary Brownell, Treasurer and CFO        December 2002
      (Principal Accounting Officer)



DATE: December 13, 2002                       /s/ Dolana Blount
                                              -----------------
                                                  Notary Public
                                                  My Commission Expires:
                                                  March 17, 2005