Form 10QSB
period 2003-01-31
INNOVATIVE MEDICAL SERVICES
filed 2003-03-17
CIK 1006028

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



                                   FORM 10-QSB




(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended January 31, 2003


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



                 1725 Gillespie Way, El Cajon, California 92020
                    (Address of principal executive offices)


                                  619 596 8600
                            -------------------------
                            Issuer's telephone number

         Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 9,826,731 as of March 14, 2003.

INNOVATIVE MEDICAL SERVICES
INDEX

PART 1.  FINANCIAL INFORMATION
         Item 1.   Financial Statements
                   Balance Sheets as of July 31, 2002 and January 31, 2003 Statements of Operations for the three and six months ended January 31, 2002 and 2003 Statements of Cash Flows for the six months ended January 31, 2002 and 2003
         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         Item 3.   Controls and Procedures

PART 2.  OTHER INFORMATION
         Item 1.   Legal Proceedings
         Item 2.   Changes in Securities
         Item 3.   Defaults Upon Senior Securities: None
         Item 4.   Submission of Matters to a Vote of Security Holders: None
         Item 5.   Other information
         Item 6.   Exhibits and Reports on Form 8-K
         Signatures and Certifications












 The interim financial statements include all adjustments, which in the opinion of managem6ent, are necessary in order to make the financial statements not misleading.

CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------

                                                              (Unaudited)
                                                              January 31         July 31
                                                                 2003             2002
                                                               ---------      -----------
ASSETS
Current Assets
     Cash and cash equivalents                                  $ 90,936       $ 151,257
     Accounts receivable, net of allowance for doubtful
         accounts of $ 130,000 at January 31, 2003
         and $111,000 at July 31, 2002                           233,029         166,601
     Due from officers and employees                             171,130         209,437
     Inventories                                                 504,413         595,071
     Prepaid expenses                                            184,956         168,835
                                                                --------        -------

         Total current assets                                  1,184,465       1,291,201
                                                               ----------      ---------

Property, Plant and Equipment
     Property, plant and equipment                               525,976         613,909
                                                                 --------        -------

         Total property, plant and equipment                     525,976         613,909
                                                                 --------        -------

Noncurrent Assets
     Deposits                                                      9,341           8,954
     Patents and licenses                                      2,556,166       2,626,376
                                                               ----------      ---------

         Total noncurrent assets                               2,565,507       2,635,330
                                                               ----------      ---------

     Total assets                                            $ 4,275,948     $ 4,540,440
                                                             ============    ===========

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
     Accounts payable                                          $ 798,446       $ 591,031
     Accrued liabilities                                          86,453          77,530
     Loans from shareholders                                     600,000         500,000
                                                                --------        -------

         Total current liabilities                             1,484,899       1,168,561
                                                               ----------      ---------

Stockholders' Equity
     Class A common stock, no par value: authorized
         50,000,000 shares, issued and outstanding
          9,961,837 at January 31, 2003 and
          8,400,899 at July 31, 2002                          14,474,628      13,976,448
     Warrants                                                    660,376               -
     Accumulated deficit                                     (12,343,955)    (10,604,569)
                                                             ------------    ------------

         Total stockholders' equity                            2,791,048       3,371,879
                                                              ----------      ---------

     Total liabilities and stockholders' equity              $ 4,275,948     $ 4,540,440
                                                             ============    ===========



CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
-----------------------------------------------------------------------------------------------------------------

                                                   For the Six Months Ended           For the Three Months Ended
                                                            January 31                          January 31
                                                       2003            2002             2003              2002
                                                  ---------------  --------------  ---------------- -------------
Net revenues                                    $ 1,360,803     $ 1,698,183         $ 633,542          $ 834,155
Cost of sales                                       768,370         805,819           344,229            317,955
                                                    --------        --------          --------           -------

Gross profit                                        592,433         892,364           289,313            516,200
                                                    --------        --------          --------           -------

Selling expenses                                     288,568         354,525           138,368            120,116
General and administrative expenses                  940,191       1,006,793           497,656            556,868
Research and development                             424,250         316,212           251,182            245,389
Start-up costs                                       635,376               -           635,376                  -
                                                    --------        --------          --------            -------

Total operating costs                              2,288,384       1,677,530         1,522,582            922,373
                                                  ----------      ----------        ----------           -------

Loss from operations                              (1,695,952)       (785,166)       (1,233,269)          (406,173)
                                                  -----------       ---------       -----------          ---------

Other income and (expense):
    Interest income                                    1,331             343                 3                131
    Interest Expense                                 (44,765)        (11,190)          (27,295)            (9,500)
    Other                                                 -           (1,200)               -                (600)
                                                          --          -------               --               -----

Total other income (expense)                         (43,434)        (12,047)          (27,292)            (9,969)
                                                     --------        --------          --------            -------
Net loss                                         $(1,739,386)     $ (797,213)     $ (1,260,561)        $ (416,142)
                                                 ============     ===========     =============        ===========

Net loss per common share, basic and diluted         $ (0.20)        $ (0.11)          $ (0.14)           $ (0.06)
                                                     ========        ========          ========           ========






                                                          Six Months             Year
                                                             Ended              Ended
                                                            January            July 31
CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICITS              2003                2002
----------------------------------------------------  ---------------- ------------------
Balance, beginning of period                             $(10,604,569)      $ (8,159,676)

Net income (loss)                                          (1,739,386)        (2,444,893)
                                                           -----------        -----------

Balance, end of period                                   $(12,343,955)     $ (10,604,569)
                                                         =============     ==============



CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
---------------------------------------------------------------------------------------------------------------

                                                                                     For the Six Months Ended
                                                                                            January 31
                                                                                      2003             2002
                                                                                --------------      -------------

Cash flows from operating activities
      Net loss                                                                    $ (1,739,386)       $ (797,213)

      Adjustments to reconcile net income to net cash provided by operating activities:
          Amortization                                                                  77,074           115,483
          Depreciation                                                                  96,361           128,429
          Services paid for with stock and warrants                                    752,355                 -
      Changes in assets and liabilities:
          (Increase) decrease in accounts receivable                                   (66,428)           67,021
          (Increase) decrease in subscriptions receivable                                    -          (100,000)
          (Increase) decrease in due from officers and employees                        38,307               313
          (Increase) decrease in prepaid expense                                        83,755             9,398
          (Increase) decrease in inventory                                              90,658            57,545
          (Increase) decrease in deposits                                                 (387)             (826)
          Increase (decrease) in accounts payable                                      207,415           (23,044)
          Increase (decrease) in accrued liabilities                                     8,923            45,400
                                                                                  ------------       -----------

               Net cash provided (used) by operating
                    activities                                                      (451,353)           (497,494)
                                                                                  ------------       -----------

Cash flows from investing activities
      Purchase of patents and licenses                                                  (6,865)          (83,334)
      Purchase of property, plant and equipment                                         (8,428)         (131,049)
      Deferred acquisition costs                                                             -           (13,000)
                                                                                  ------------       -----------

               Net cash (used) in investing activities                                 (15,293)         (227,383)
                                                                                  ------------       -----------

Cash flows from financing activities
      Proceeds from debt obligations                                                   100,000           400,245
      Proceeds from sale of common stock                                               306,325           447,780
                                                                                  ------------       -----------

               Net cash provided by financing activities                               406,325           848,025
                                                                                  ------------       -----------

Net increase (decrease) in cash and cash equivalents                                   (60,321)          123,148
                                                                                  ------------       -----------

Cash and cash equivalents at beginning of period                                       151,257           207,092
                                                                                  ------------       -----------

Cash and cash equivalents at end of period                                          $   90,936         $ 330,240
                                                                                  ============       ===========

Supplemental disclosures of cash flow information
      Cash paid for interest paid                                                     $ 44,765          $ 11,190
      Cash paid for taxes paid                                                        $      -          $  1,200
Noncash investing and financing activities:
      Value of shares issued in exchange for services                                $ 157,050
      Value of options issued in exchange for services                               $  59,805
      Value of warrants issued in exchange for startup costs                         $ 635,376
      Value of shares issued in exchange for Silver Ion Technology patent                            $ 1,540,600

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


              FOR THE THREE MONTHS ENDED JANUARY       Water                              Reconciling
                            31 2002                  Treatment        Biosciences           Amounts        Consolidated
              ------------------------------------ --------------- ------------------- ------------------  -------------

              Revenues
              Commercial Water Treatment
                  Fillmaster Products              $ 269,200                                               $ 269,200
                  Replacement Filters                108,200                                                 108,200
              Residential Water Treatment             21,800                                                  21,800
              Water Dealer Program                    71,700
                                                                                                              71,700
              Silver Ionization                                         $276,500                             276,500
              Pesticide                                    0              86,800                              86,800
                                                  ----------          ----------                          ----------
                   Total Revenues                   $470,900            $363,300                            $834,200
                                                    ========            ========                            ========
              Operating Income/(Loss)             $(208,700)            $266,900         $(474,300)       $(416,100)
                                                  ==========            ========         ==========       ==========
              Segment Assets                        $802,400          $2,676,900
                                                    ========          ==========

              FOR THE THREE MONTHS
              ENDED JANUARY 31 2003
              -----------------------------------

              Revenues
              Commercial Water Treatment
                  Fillmaster Products                204,000                                                 204,000
                  Replacement Filters                158,200                                                 158,200
              Residential Water Treatment             30,500                                                  30,500
              Water Dealer Program                   208,900                                                 208,900
              Silver Ionization                                           28,100                              28,100
              Pesticide                                                    3,800                               3,800
                                                  ----------          ----------                          ----------
              Total Revenues                        $601,600             $31,900                            $633,500
                                                    ========             =======                            ========
              Operating Income/(Loss)                $48,800           $(51,900)         $(647,100)       $(650,200)
                                                     =======           =========         ==========       ==========
              Segment Assets                        $770,800          $2,381,900
                                                    ========          ==========

                   FOR THE SIX MONTHS ENDED            Water                              Reconciling
                        JANUARY 31 2002              Treatment        Biosciences           Amounts        Consolidated
              ------------------------------------ --------------- ------------------- ------------------ ----------------
              Revenues
              Commercial Water Treatment
                  Fillmaster Products              $ 551,800                                               $ 551,800
                  Replacement Filters                231,100                                                 231,100
              Residential Water Treatment             57,500                                                  57,500
              Water Dealer Program                   181,400                                                 181,400
              Silver Ionization                                         $486,500                             486,500
              Pesticide                                                  189,900                             189,900
                                                 -----------             -------                             -------
                                                           0
                   Total Revenues                 $1,021,800            $676,400                          $1,698,200
                                                  ==========            ========                          ==========
              Operating Income/(Loss)             $(110,300)            $536,700       $(1,233,600)       $(797,200)
                                                  ==========            ========       ============       ==========
              Segment Assets                        $802,400          $2,676,900
                                                    ========          ==========

                   FOR THE SIX MONTHS ENDED
                        JANUARY 31 2003
              -----------------------------------
              Revenues
              Commercial Water Treatment
                  Fillmaster Products                508,500                                                 508,500
                  Replacement Filters                311,400                                                 311,400
              Residential Water Treatment            158,700                                                 158,700
              Water Dealer Program                   316,400                                                 316,400
              Silver Ionization                                           28,100                              28,100
              Pesticide                                                   37,700                              37,700
                                                 -----------              ------                              ------
                                                           0
              Total Revenues                      $1,295,000             $65,800                          $1,360,800
                                                  ==========             =======                          ==========
              Operating Income/(Loss)                 $1,300           $(67,000)       $(1,063,300)     $(1,129,000)
                                                      ======           =========       ============     ============
              Segment Assets                        $770,800          $2,381,900
                                                    ========          ==========



              Significant customers primarily consisted of domestic retail chain pharmacies. Sales concentrations to major chain stores were approximately $266,300 and export sales were $29,100 for the quarter ended January 31, 2003. Sales concentrations to major chain stores were approximately $334,600 and export sales were $41,100 for the six months ended January 31, 2003. No customer accounted for more than 10% of consolidated sales.

Note 3.       Common Stock
              On August 30, 2002, 60,000 shares of common stock valued at $34,200 ($0.57 per share) were issued in exchange for a 1-year agreement for EPA regulatory consulting. On September 18, 2002, 120,000 shares valued at $68,400 ($0.57 per share) were issued in exchange for a 1-year consulting agreement to facilitate the identification and facilitation of sponsored research relationships and out-licensing opportunities for the Company. On September 18, 2002, 65,000 shares valued at $37,050 ($0.57 per share) were issued in exchange for a 1-year marketing and business development consulting agreement. On September 18, 2002, options on 135,000 shares were exercised.

              During the quarter ended January 31, 2003 the Company conducted a $250,000 private placement in which the Company issued 833,332 shares of common stock to six accredited investors at a price of $0.30 per share. Fees connected with the offering consisted of commissions of $25,000 (10%), 135,106 shares of common stock valued at $58,096 ($0.43 per share), and 71,429 warrants to purchase common stock at $0.30 per share valued at $25,000 ($0.35 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 101.48% and a risk-free interest rate of 5.25%). On December 16, 2002, 200,000 shares of common stock valued at $88,000 ($0.44 per share) were issued for attorney fees incurred in connection with the acquisition of the Axenohl patent. Of this amount $70,600 was booked at the date of the patent acquisition. The Company also received $4,375 from the exercise of employee options during the quarter.

              On November 22, 2002 the board of directors approved the Annual Grant of Options to Directors from the 2002 Directors and Officers Stock Option Plan. Officers and directors received a total of 450,000 five-year options with an exercise price of $0.50 per share. On the date of the grant the common stock of the Company closed at $0.45 per share.

   Note 4.    Contracts and Commitments

              In January 2003 the Company signed a cross-marketing and licensing agreement with Nickel Ltd., a manufacturer and distributor of wet wipes in Europe. Under the terms of the three-part agreement, the Company is acquiring two "Super Distribution Agreements." The first Super Distribution agreement grants IMS exclusive rights to sell Nickel's Clean Plus(R) janitorial/sanitation product line in the U.S. to suppliers and distributors in the janitorial and sanitation industries, as well as to mass merchandisers. The second Super Distribution agreement establishes a 50/50 joint venture between IMS and Nickel, to be known as CARLINE AMERICA LTD(TM). This agreement permits the IMS-managed and staffed joint venture to sell and distribute Nickel's Clean Plus(R) line of automotive wet wipe products to automotive aftermarket retailers and mass merchandisers in the United States. CARLINE AMERICA LTD will become a consolidated subsidiary accounted for on the equity method.

              In the third part of the agreement, Nickel Ltd. agrees to process all necessary regulatory and other approvals required as a condition to the commercialization of Axen based products in the European Union and Innovative Medical Services has granted Nickel Ltd. a license for industrial-grade silver di-hydrogen citrate (Axen(TM)) product development in Europe involving hard surface disinfectant sprays (non-exclusive) and hard surface disinfectant wet wipes (exclusive) in the hospital, educational/childcare facilities, hospitality, food processing and military market segments. In exchange, and as total consideration on the Company's part, the Company will issue five-year warrants to Nickel Ltd. to purchase 651,000 shares of common stock for $0.0001 per share valued at $635,376 ($0.976 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 101.48% and a risk-free interest rate of 5.25%). These costs of IMS and CARLINE AMERICA LTD have been expensed as start-up costs in the consolidated financial statements in conformance with SOP 98-5.

              In the contract, IMS must purchase a least 1 pallet of each product from Nickel Ltd. per quarter and must purchase, in the aggregate, not less than Euro 15,000,000 of product within the first three years in order to maintain it's exclusivity rights. The contract also requires the Super Distributor to expend a minimum of 5% of sales revenues from the products on advertising and promotion. Once a year the Super Distributor is reimbursed the lesser of 50% of the amounts paid for advertising and promotion or 2.5% of aggregate purchases of product during the period. The contract is for three years and renewable each year thereafter if the minimum requirements are met.

Note 5.       Subsequent Events
              In February 2003 the Company signed an Investment Banking Advisory Agreement with SBI Discovery Group, a member of Softbank Investment Group, to become the Company's non-exclusive financial advisor in connection with the management of a proposed private placement of equity securities and/or debt securities on a best efforts basis. The agreement contemplates that the gross dollar amount of securities to be offered in the private placement shall be up to $3,000,000 in equity and $1,000,000 in debt. In the contract the Company and the investment banker shall enter into a Managing Dealer Agreement which contains a fee agreement equivalent to a 10% selling fee, a 3% non-accountable expense allowance and warrants to purchase 10% of the underlying securities sold. The Managing Dealer Agreement will also contemplate the issuance of 2,000,000 warrants at $2.00 for twelve months effective upon the closing of the contemplated financing. The agreement provides for an escrow agreement that shall not allow closing on less than $2,000,000 and a monthly retainer to the investment banker of $5,000 per month for six months.

Note 6.       Recent Accounting Pronouncements
              In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". Interpretation 45 is effective for financial statements of interim or annual periods fiscal years ending after December 15, 2002 and requires the following disclosures of the Company's product warranties:

              The Company provides a standard warranty of two years for replacement parts on all Fillmaster systems sold. Most of the Company's chain customers have entered into multi-year contracts for the Customer Service Plan 2000. The CSP 2000 provides an extended warranty on all Innovative Medical Services pharmacy products; significant discounts on maintenance item costs; free software upgrades for the Fillmaster 1000e and Scanmaster; automatic replacement filter shipments and simplified, annual invoicing. When the customer buys a dispenser on the Customer Service Plan 2000 they agree to pay a fixed annual fee that covers replacement filters and parts. The Company monitors the costs of providing replacement parts other than filters. This cost has remained steady and is computed as a percentage of related revenues. The following is a summary of changes in the Company's product warranty liability.


                                         Beginning                                                 Ending
                                                              Expense           Warranty
                                         Liability            Incurred          Payments          Liability

              Three months ended         $  42,750            $  1,789          $  5,879          $  38,660
              January 31, 2003           =========            ========          ========          =========
                           2003



                     Six months ended   $  41,445            $ 9,269           $ 12,054          $  38,660
                     January 31, 2003   =========            =======           ========          =========



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

Our Nutripure(R) line of water treatment and filtration systems includes a line of Nutripure whole-house water softening systems, a line of Nutripure reverse osmosis point-of-use systems, the Nutripure 2000 countertop water filtration system and the Nutripure Sport filtered sport bottle. We distribute our various Nutripure products in several ways, including retail sales, catalogue placement, business-to-business sales and internet promotion.

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

The initial EPA registration for use of Axenohl and Axen (12-parts per million formula) as hard surface disinfectants was issued in 2001. We are currently awaiting EPA approval on a 30-parts per million formula of Axen. After receiving EPA approval, we will be able to expand the existing Axen efficacy claims as a hard surface disinfectant to include a 30 second kill time on standard indicator bacteria, a 24 hour residual kill on standard indicator bacteria, a 2 minute kill time on some resistant strains of bacteria, 10 minute kill time on fungi, 30 second kill time on HIV Type I, and 10 minute kill time on other viruses.

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

United States Department of Agriculture testing confirms that RoachX is over 96% effective in three to four days with one application for indoor and outdoor eradication of cockroaches, and can be used near children and food preparation areas. Boric acid is a well-known and effective deterrent of cockroaches and will kill them on contact, but cockroaches do not naturally eat the repellent. Although many pesticide products contain boric acid as the listed active ingredient, we believe RoachX to be new because of the endothermic reaction caused by the combination of boric acid and polyglycol that produces three unique results: 1) The formula protects the boric acid from water and humidity,
2) When combined with an attractant, the cockroaches perceive the formulation as food and will actually eat the polyglycol-encapsulated boric acid, and 3) The formula acts as a time-released pesticide, allowing the cockroach to return to the nest before it dies and then becomes a "bait station" for other roaches in the colony. We believe the product line, containing particular formulas and attractants for specific pests, is effective against cockroaches, ants, palmetto bugs, silverfish, waterbugs, ticks, fleas, lice and garden pests.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2003 VERSUS THREE MONTHS ENDED JANUARY 31, 2002

During the quarter, we continued to realize revenues from multiple product lines in our different divisions. In order to be more informative regarding distribution of revenues, discussion of revenues will be in terms of our water treatment segment and our bioscience segment, which includes silver ionization and pesticide divisions.

Revenues of $633,500 in the quarter ended January 31, 2003 were 24% lower than the $834,200 in revenues reported for the quarter ended January 31, 2002. The decrease was due to a decrease in sales in the biosciences division. During the quarter, water treatment division revenues of $601,600 were 28% higher than the $470,900 in the same quarter of the prior year. Bioscience segment revenues in the current quarter of $31,900 were 91% lower than the $363,300 in the same quarter of the prior year and reflect a large decrease in both silver ionization and pesticide product sales.

The increase in water treatment division revenues was due primarily to increased sales in the Nutripure dealer program which rose $137,200 from $71,700 in the quarter ended January 31, 2002 to $208,900 in the recent quarter. We anticipate that the water treatment division revenues will continue to grow, especially as the water dealer program continues to expand. The market continues to be very competitive, and we expect revenues from our other commercial/retail water treatment products to continue their historic steady growth.

The decrease in pesticide product sales was due to the recent change in sales strategy, including a change from salaried sales employees to commissioned outside sales representatives. During the quarter, we continued to refocus our market strategy from marketing primarily to the pest control industry wholesalers to include marketing directly to major industry leaders. The change in sales and marketing strategy resulted in a decrease in sales as we restructured the pesticide division to more effectively target the professional pest control industry's need for highly effective but least toxic pest control products. We believe that our restructuring will result in increased sales, but we recognize that we face significant competition from larger, better capitalized companies in this market. We expect to see a shift toward increasing pest control product sales in the coming quarter.

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

Gross profit for the quarter ended January 31, 2003 was $289,300 versus $516,200 in 2002. Gross profit percentage of 46% in 2003 was lower when compared to 62% in 2002 because of the decrease in Axenohl sales associated with higher margins and the increase in Nutripure dealer program revenues which have proportionally lower margins.

Loss from operations for the quarter ended January 31, 2003 was $1,233,300 versus loss from operations of $406,200 for the same period in 2002. Of the loss in the current quarter, $635,400 was non-cash start-up costs (651,000 warrants valued at $0.976 per warrant) used to acquire a three-part cross marketing and licensing agreement described below in the Liquidity and Capital Recourses section. During the quarter, General and Administrative expenses decreased 11% or $59,200 from $556,900 in fiscal 2002 to $497,700 in fiscal 2003.
Administrative expenses were lower in spite of an increase in amortization costs associated with purchased patents and licenses. Selling expense increased approximately $18,300, or 15%, from $120,100 in 2002 to $138,400 in 2003 because of an increase in the use of consultants related to the Axenohl technologies. Research and Development increased $5,800 over the same period in 2002 from $245,400 to $251,200. This increase was the result of continued time and resources devoted to the development and testing of our emerging pesticide and silver ion technology product lines.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2003 VERSUS SIX MONTHS ENDED JANUARY 31, 2002
Revenues of $1,360,800 in the six months ended January 31, 2003 were 20% lower than the $1,698,200 in revenues reported for the six months ended January 31, 2002. The decrease was due to a decrease in sales in the biosciences division. During the recent six months, water treatment division revenues of $1,295,000 were 27% higher than the $1,021,800 in the prior six-month period. Bioscience segment revenues in the current period of $65,800 were 90% lower than the $676,400 in the prior six-month period and reflect a large decrease in both silver ionization and pesticide product sales. The increase in water treatment division revenues was due primarily to increased sales of the Nutripure dealer program which rose $135,000 from $181,400 in the six months ended January 31, 2002 to $316,400 in recent period.

Gross profit for the six months ended January 31, 2003 was $592,400 versus $892,400 in 2002. Gross profit percentage of 44% in 2003 was lower versus 53% in 2002 because of the decrease in Axenohl sales associated with higher margins and the increase in Nutripure dealer program revenues which have proportionally lower margins.

Net loss from operations for the six months ended January 31, 2003 was $1,696,000 versus net loss of $785,200 for the same period in 2002. Of the loss in the current period, $635,400 was non-cash start-up costs described above. Selling expense decreased approximately $65,900, or 19%, from $354,500 in 2002 to $288,600 in 2003 because of a decreased reliance on salaried sales personnel. During the current six months, General and Administrative expenses decreased 7% or $66,600 from $1,006,800 in fiscal 2002 to $940,200 in fiscal 2003.
Administrative expenses were lower in spite of an increase in amortization costs associated with purchased patents and licenses. Research and Development costs were higher; increasing $108,100 or 34% from $316,200 in the six months ended January 31, 2002 to $424,300 in the current period. The increase was due mainly to costs associated with development of bioscience division products, including Axenohl, RoachX, AntX and Clean Kill.

LIQUIDITY AND CAPITAL RESOURCES
From inception through January 31, 2003, we have financed our operations primarily through our initial public offering in August of 1996 and by subsequent private placement stock sales. In addition, the Company had obtained short term financing through a $500,000 line of credit. In September 2002 the Company renegotiated its line of credit and extended it until November 2003. The extension includes an increase from $500,000 to $600,000 at an interest rate of 1 1/2 % per month secured against the entire assets of the Company excluding the Axenohl patent. We believe that sales from our new product lines will not provide sufficient capital resources to sustain operations and fund product development through fiscal year 2003. In the short term, we expect to raise capital through equity sales as necessary to fund future growth until we operate above the break-even point. We continually evaluate opportunities to sell additional equity or debt securities, or obtain credit facilities from lenders to strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

In January 2003 the Company signed a cross-marketing and licensing agreement with Nickel Ltd., a manufacturer and distributor of wet wipes in Europe. Under the terms of the three-part agreement, the Company is acquiring two "Super Distribution Agreements." The first Super Distribution agreement allows IMS to sell Nickel's Clean Plus(R) janitorial/sanitation product line in the U.S. to suppliers and distributors in the janitorial and sanitation industries, as well as to mass merchandisers. The second Super Distribution agreement establishes a 50/50 joint venture between IMS and Nickel, to be known as CARLINE AMERICA LTD(TM). This agreement permits the IMS-managed and staffed joint venture to sell and distribute Nickel's Clean Plus(R) line of automotive wet wipe products to automotive aftermarket retailers and mass merchandisers in the United States. In the third part of the agreement Nickel Ltd. agrees to process all necessary regulatory and other approvals required as a condition to the commercialization of Axen based products in Europe and Innovative Medical Services has granted Nickel Ltd. a license for industrial-grade silver di-hydrogen citrate (Axen(TM)) product development in Europe involving hard surface disinfectant sprays (non-exclusive) and hard surface disinfectant wet wipes (exclusive) in the hospital, educational/childcare facilities, hospitality, food processing and military market segments. In exchange, and as total consideration on the Company's part, the Company will issue warrants to Nickel Ltd. to purchase 651,000 shares of common stock for $0.0001 per share valued at $635,000. Although no cash was expended to acquire these agreements, it is contemplated that plans to utilize the contracts will require a significant outlay of capital over the next twelve months. This situation is aided by a condition of the contract in which Nickel Ltd. has extended its normal terms of 45 days from shipment to 30 days beyond the terms IMS extends to the retailer, not to exceed 170 days. The contract also calls for CARLINE AMERICA LTD to obtain accounts receivable financing.

The Company is currently attempting to strengthen its liquidity position by working with an investment banker to obtain financing consisting of a combination of debt and equity instruments. The Company requires an outside source of capital to fund planned projects relating to new product development and related product launches, research and development projects, regulatory approvals and the execution of the two Super Distribution agreements with Nickel Ltd.. This is because the Company's operations are not expected to generate cash flows, within the next twelve months, sufficient to fund planned expansion. If funds are not available, the Company believes that it can maintain viability, if necessary by scaling back current and planned expansion projects. The Company has no long-term debt. Upon final approval of the current EPA submission, the Company intends to file forward-looking financial projections on the Company as a whole in a Form 8-K.

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

During the fiscal six months ended January 31, 2003, our current assets to liabilities ratio decreased from 1.10 to 0.80. Current assets decreased $106,700 from $1,291,200 at July 31, 2002 to $1,184,500 at January 31, 2003 due mainly to a decrease in inventories associated with lower sales volume and a decrease in cash. Current liabilities increased $316,300 from $1,168,600 to $1,484,900. This increase was due mainly to an increase in loans from shareholders of $100,000 and an increase in accounts payable of approximately $207,400.

Fixed assets decreased approximately $87,900 due mainly to depreciation of equipment. Noncurrent assets remained unchanged at $2,600,000 consisting almost entirely of Patents and Licenses.

Cash flows used from operations were $451,400 in the six months January 31, 2003 and $497,500 in 2002. For fiscal 2003, cash flows used in investing activities included $8,400 for the purchase of machinery and equipment and $6,900 for the purchase of patents and licenses. In fiscal 2002 cash flows used in investing activities included $131,000 for the purchase of machinery and equipment and $83,300 for the purchase of patents and licenses.

Cash flows from financing activities were $406,300 in fiscal 2003 and $848,000 in fiscal 2002. Financing activities for the current period included the addition of $100,000 in loans payable from a line of credit renegotiated in September 2002. Cash flows from financing activities also included an increase of common stock of $306,300. During the current six-month period the Company conducted a $250,000 private placement in which the Company issued 833,332 shares of common stock to six accredited investors at a price of $0.30 per share. $225,000 was received before the end of the current period. The Company also received $81,325 from the exercise of options. In the prior period, cash flows from financing activities included an increase notes payable of $400,300 from draws against our existing credit line. Cash flows from financing activities also included an increase of common stock of $391,400 which included a $400,000 private placement in which the Company issued 250,000 shares of common stock to eleven accredited investors at a price of $1.60 per share. The Company also received approximately $48,000 from the exercise of options during the period. The total decrease in cash and cash equivalents for 2003 was $60,300 as compared to an increase of $123,100 during the same period in 2002.

ITEM 3.
CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.


PART 2   OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS
There have been no developments in the case involving Innovative Medical Services and Zedburn Corporation et. al. in Circuit Court of Pinellas County, Florida as previously disclosed and incorporated by reference herein from Annual Report on Form 10KSB for fiscal year ended July 31, 2002 as filed on October 29, 2002.

On August 12, 2002, Billy Stapleton and Susie Stapleton filed a complaint for patent infringement in the United States District Court Eastern District of Tennessee at Knoxville, against Innovative Medical Services with respect to the RoachX patent. IMS will file answer to the complaint in March 2003. The Company believes the action is frivolous and without merit.

ITEM 2.
CHANGES IN SECURITIES
On December 16, 2002, 200,000 shares of common stock were issued in exchange for attorneys fees incurred in connection with the acquisition of the Axenohl patent. On January 28, 2003, an option on 12,500 shares was exercised. During the quarter we conducted a private placement of common stock, and as a result, we issued 833,332 shares of common stock to six accredited investors at a price of $0.30 per share.

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

ITEM 5.
OTHER INFORMATION
Not applicable.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

A. The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-B:

3.1 (1) -- Articles of Incorporation, Articles of Amendment and Bylaws
3.1.1(13) -- Articles of Amendment dated March 11, 2002
4.1 (1) -- Form of Class A Warrant
4.2 (1) -- Form of Class Z Warrant
4.3 (1) -- Form of Common Stock Certificate
4.4 (1) -- Warrant Agreement \
4.5 (2) -- March 2000 Warrant
4.6 (3) -- January 2001 Warrant
4.7 (4) -- Convertible Debenture \
4.8 (5) -- Convertible Debenture Purchase Agreement
4.9 (6) -- Convertible Debenture Warrant
10.1 (1) -- Employment Contract/Michael L. Krall\
10.2 (7) -- Manufacturing,  Licensing and Distribution Agreement dated
March 26, 2001
10.3 (8) -- Axenohl License Agreement
10.4 (9) -- Weaver - Roach X Assignment
10.5 (9) -- Dodo Agreement [CONFIDENTIAL TREATMENT REQUESTED FOR CERTAIN OMITTED
                            INFORMATION FILED SEPARATELY]
10.6 (8) -- Promissory Note of Michael Krall
10.7 (8) -- Promissory Note of Gary Brownell
10.8 (9) -- Nutripure Dealer Agreement
10.9 (9) -- Sales Finance Agreement
10.10 (10) -- ETIH2O, Inc., Acquisition Agreement
10.11 (11) -- NVID Litigation Settlement Agreement
10.12 (12) -- Addendum #1 to NVID Settlement Agreement
99.1       -- Sarbanes Oxley Section 906 Certification


(1) Incorporated by reference from Form SB-2 registration statement SEC File # 333-00434 effective August 8, 1996
(2) Incorporated by reference from S-3 registration statement, SEC File #333-36248 effective on May 17, 2000
(3) Incorporated by reference from S-3 registration statement, SEC File #333-55758 effective on February 26, 2001
(4) Incorporated by reference from S-3 registration statement, SEC File #333-61664 filed on May 25, 2001
(5) Incorporated by reference from pre-effective amendment no. 1 to S-3 registration statement, SEC File #333-61664 filed on July 10, 2001
(6) Incorporated by reference from pre-effective amendment no. 2 to S-3 registration statement, SEC File #333-61664 filed on August 13, 2001\
(7) Incorporated by reference from Current Report on Form 8-K filed on May 24, 2001 as amended on October 19, 2001\
(8) Incorporated by reference from the Amended Annual Report on Form 10KSB for the fiscal year ended July 31, 2000 filed on October 19, 2001\
(9) Incorporated by reference from Amended Form 10QSB for the nine month period ended April 30, 2001 filed on October 19, 2001
(10) Incorporated by reference from the Amended Annual Report on Form 10KSB for the fiscal year ended July 31, 2001 filed on November 13, 2001
(11) Incorporated by reference from Current Report on Form 8-K filed on December 6, 2001
(12) Incorporated by reference from Amended Current Report on Form 8-K filed on December 7, 2001
(13) Incorporated by reference from the Annual Report on Form 10KSB for the fiscal year ended July 31, 2002 filed on October 29, 2002

B.   Reports on Form 8-K: None

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    INNOVATIVE MEDICAL SERVICES
                    (Registrant)





                     By: /s/ Michael L. Krall
                         -----------------------------------
                         Michael L. Krall, President/CEO
                         March 14, 2003







                     By: /s/ Gary Brownell
                         -----------------------------------
                         Gary Brownell, Chief Financial Officer
                         March 14, 2003

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
       REGARDING FACTS AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS

I, Michael L. Krall, certify that:

1. I have read this quarterly report on Form 10-QSB of Innovative Medical Services.

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report.

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

4.   I and the other certifying officers


     (a) are responsible for establishing and maintaining internal disclosure controls and procedures for the company;

     (b) have designed such disclosure controls and procedures to ensure that material information relating to the company is made known to me and the other certifying officers by others within the company, particularly during the period in which the periodic reports are being prepared;

     (c) have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the report; and

     (d) have presented in the report my conclusions about the effectiveness of their disclosure controls and procedures based on my evaluation as of that date;

5. I and the other certifying officers have disclosed, based on our most recent evaluation to the company's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the company's ability to record, process, summarize, and report financial data and have identified for the company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal controls; and

6. I and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




BY:    /s/ Michael L. Krall                     State of California
       --------------------                     County of San Diego
       Michael L. Krall, President and CEO
       (Principal Executive Officer)            Subscribed and sworn to
                                                before me this 14th day of
                                                March, 2003

                                                /s/ Dolana Blount
                                                -----------------------------
DATE:  March 14, 2003                           Dolana Blount
                                                Notary Public
                                                My Commission Expires:
                                                March 17, 2005

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
       REGARDING FACTS AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS

I, Gary Brownell, certify that:

1. I have read this quarterly report on Form 10-QSB of Innovative Medical Services;

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report.

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

4.   I and the other certifying officers

     (a) are responsible for establishing and maintaining internal disclosure controls and procedures for the company;

     (b) have designed such disclosure controls and procedures to ensure that material information relating to the company is made known to me and the other certifying officers by others within the company, particularly during the period in which the periodic reports are being prepared;

     (c) have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the report; and

     (d) have presented in the report my conclusions about the effectiveness of their disclosure controls and procedures based on my evaluation as of that date;

5. I and the other certifying officers have disclosed, based on our most recent evaluation to the company's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the company's ability to record, process, summarize, and report financial data and have identified for the company's auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal controls; and

6. I and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




BY:      /s/ Gary Brownell                       State of California
        --------------------------------         County of San Diego
        Gary Brownell, Treasurer and CFO
        (Principal Accounting Officer)           Subscribed and sworn to
                                                 before me this 14th day of
                                                 March 2003


                                                /s/ Dolana Blount
                                               -------------------
DATE:    March 14, 2003                          Dolana Blount
                                                 Notary Public
                                                 My Commission Expires:
                                                 March 17, 2005