Form 10KSB/A
period 2002-07-31
INNOVATIVE MEDICAL SERVICES
filed 2003-06-16
CIK 1006028

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

Customer Service Plan 2000(TM) Innovative Medical Services offers outstanding service to its pharmacy customers with its exclusive Customer Service Plan 2000 (CSP 2000). The CSP 2000 provides an extended unlimited warranty on all Innovative Medical Services pharmacy products, regardless of age or quantity; significant discounts on maintenance item costs; free software upgrades for the Fillmaster 1000e and Scanmaster; a secure web site that allows pharmacy customers to monitor history, scheduled maintenance and account status; automatic replacement filter shipments; and simplified, annual invoicing. Motivated by the cost savings and the extended warranty coverage, most of our chain customers have entered into multi-year contracts for the CSP 2000.

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

                           Fiscal 2002                                             Fiscal 2001
        Quarter Ended               High           Low           Quarter Ended             High           Low
        ------------------------- ---------- -- ----------       ----------------------- ---------- -- -----------
        July 31, 2001             $1.76         $0.47            July 31, 2000           $2.68         $2.52
        April 30, 2001            $2.29         $1.58            April 30, 2000          $1.81         $1.75
        January 31, 2001          $2.55         $1.85            January 31, 2000        $4.03         $3.75
        October 31, 2000          $3.47         $1.90            October 31, 1999        $2.70         $2.21

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

(7) Securities Authorized for Issuance under Equity Compensation Plans


                                                                                Number of securities
                                                                                remaining available for
                       Number of securities to                                  future issuance under
                       be issued upon                Weighted-average           equity compensation plans
                       exercise of outstanding       exercise price of          plans (excluding
                       options, warrants and         outstanding options,       securities reflected in
    Plan Category      rights                        warrants and rights        column (a))
                                (a)                          (b)                          (c)
 -------------------- -------------------------- ----------------------------- ----------------------------

 Equity
 compensation  plans
 approved by
 security holders            2,967,295                       1.85                     6,427,278
 -------------------- -------------------------- ----------------------------- ----------------------------
 Equity
 compensation  plans
 not approved by
 security holders            1,150,000                       1.41                       533,000
 -------------------- -------------------------- ----------------------------- ----------------------------
 Total                       4,117,925                       1.77                     6,960,278
 -------------------- -------------------------- ----------------------------- ----------------------------


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

Loss from continuing operations for the year ended July 31, 2002 was $2,029,100 versus net loss from continuing operations of $1,821,300 for the same period in 2001. During the year, General and Administrative expenses increased 28% or $443,300 from $1,584,600 in fiscal 2001 to $2,027,900in fiscal 2002 because of increased costs associated with developing and marketing the water dealer program as well as the emerging silver ion and pesticide divisions. Loss from continuing operations also included expenses for start-up costs of $47,800 for the year ended July 31, 2002 and $230,000 for the year ended July 31, 2001. These costs were capitalized as Deferred Acquisition Costs and then written off as Abandoned Projects before the restatement described in Note 2 of the financial statements.

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

During the fiscal year ended July 31, 2002, our current assets to liabilities ratio decreased from 2.98 to 1.07. Current assets decreased $620,200 from $1,911,400 to $1,291,200. The decrease was mainly due to a decrease in accounts receivable of $404,100 from $570,700 in 2001 to $166,600 in 2002. The decrease was the result of lower sales volume in July of 2002 compared to July of 2001 and to a concentrated effort to collect outstanding receivables in a more efficient and timely manner. Inventories decreased $115,900 from $711,000 in fiscal 2001 to $595,100 in fiscal 2002 which reflects a changing product mix and more efficient purchasing. Noncurrent assets increased by $1,382,900 during the year. This change was mainly the result of the combination of purchases of patents and licenses of $1,612,100 and the decrease of $277,800 of deferred acquisition costs during the current year. Most of the increase in patents and licenses was for the acquisition of the Axenohl patent which was purchased for 700,000 shares of our common stock valued at $1,540,600. The deferred acquisition costs were written off as abandoned projects during the year. Current liabilities increased $569,300 from $640,700 to $1,201,000. The increase in current liabilities was the result of an increase in notes payable of $500,000. The note payable was drawn against a $500,000 credit line we established during the period, which was secured against our accounts receivable. The terms of the line of credit required us to maintain current accounts receivable of a minimum of $500,000. At the end of the fiscal year, we were in technical violation with this provision. We renegotiated the line of credit in September of 2002 and extended the line of credit to $600,000 with an interest rate of 1 1/2 % per month secured against our entire assets excluding the Axenohl patent.

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

Cash flows used from continuing operations were $1,035,300 in fiscal year 2002 and $1,559,000 in 2001. For fiscal year 2002 cash flows used in investing activities included $165,200 for the purchase of machinery and equipment and $59,100 for the cash purchase of patents and licenses. In fiscal 2001 cash flows used in investing activities included $40,300 for the purchase of machinery and equipment and for and $621,100 for the purchase of patents and licenses. Also, we incurred $47,800 and $230,000 in start-up costs during fiscal 2002 and fiscal 2001 respectively. The start-up costs of were expensed and are included in cash flows used from continuing operations. Cash flows from financing activities were $1,216,200 in fiscal 2002 and $1,272,400 in fiscal 2001. Financing activities for the current period included the addition of $500,000 in notes payable from a line of credit established in September 2001. Cash flows from financing activities also included an increase of common stock of $716,200 which included a $400,000 private placement in which we issued 250,000 shares of common stock to eleven accredited investors at a price of $1.60 per share. In addition, during the fourth quarter of the fiscal year, we conducted a private placement of common stock and as a result, issued 261,000 shares of common stock to seven accredited investors at a price of $1.00 per share. With respect to the sales made, we relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. In addition, we issued 200,000 shares of common stock for services during the fourth quarter of 2002 at $0.50 per share. We received approximately $68,000 from the exercise of options during the period. In the prior period, cash flows from financing activities also included the following:

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

         The accompanying financial statements as of July 31, 2002 and 2001 and for the years then ended have been restated to correct errors as described in
Note 2.

         In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of Innovative Medical Services as of July 31, 2002 and July 31, 2001, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

/s/ Miller and McCollom
-----------------------------------
MILLER AND MCCOLLOM, CPAs
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado



October 27, 2002, except for the third paragraph above and Note 2, which is as of June 13, 2003


CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------

                                                                                                                   July 31

                                                                  2002            2001
                                                               Restated        Restated
                                                               (Note 2)        (Note 2)
                                                           ------------   -------------
ASSETS

Current Assets

      Cash and cash equivalents                            $    151,257    $    207,092
      Accounts receivable, net of allowance for doubtful
          accounts of $ 111,000 at July 31, 2002
          and $115,000 at July 31, 2001                         166,601         570,734
      Due from officers and employees                           209,437         240,001
      Inventories                                               595,071         711,018
      Prepaid expenses                                          177,445         182,555
                                                             ----------      ----------
          Total current assets                                1,299,811       1,911,399
                                                             ----------      ----------
Property, Plant and Equipment

      Property, plant and equipment                             613,909         903,072
                                                             ----------      ----------
          Total property, plant and equipment                   613,909         903,072
                                                             ----------      ----------
Noncurrent Assets

      Deposits                                                    8,955           8,127
      Patents and licenses                                    2,626,376       1,014,282
                                                             ----------      ----------
          Total noncurrent assets                             2,635,330       1,022,409
                                                             ----------      ----------
      Total assets                                         $  4,549,050    $  3,836,881
                                                           ============    ============
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities

      Accounts payable                                     $    591,031    $    543,992
      Accrued liabilities                                       118,975          96,691
      Loans from shareholders                                   500,000              --
                                                             ----------      ----------
          Total current liabilities                           1,210,006         640,683
                                                             ----------      ----------
Stockholders' Equity

      Class A common stock, no par value: authorized
          50,000,000 shares, issued and outstanding
           8,400,899 at July 31, 2002 and

           6,954,699 at July 31, 2001                        13,976,448      11,619,665
      Warrants: issued and outstanding 15,000 warrants            8,610              --
      Accumulated deficit                                   (10,646,014)     (8,423,467)
                                                             ----------      ----------
          Total stockholders' equity                          3,339,044       3,196,198
                                                             ----------      ----------
      Total liabilities and stockholders' equity           $  4,549,050    $  3,836,881
                                                           ============    ============




 The accompanying notes are an integral part of these financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------

                                                                    For the Years Ended

                                                                        July 31

                                                        2002               2001
                                                      Restated           Restated
                                                       Note 2             Note 2

                                                    ---------------  -----------------

Net revenues                                         $ 3,206,448    $ 2,409,721
Cost of sales                                          1,598,553      1,362,670
                                                     -----------    -----------
Gross profit                                           1,607,895      1,047,051
                                                     -----------    -----------

Selling expenses                                         749,348        781,810
General and administrative expenses                    2,027,875      1,584,591
Research and development                                 780,510        292,964
Start-up Costs                                            47,831        230,000
                                                     -----------    -----------

Total operating costs                                  3,605,563      2,889,365
                                                     -----------    -----------

Loss from operations                                  (1,997,668)    (1,842,314)
                                                     -----------    -----------

Other income and (expense):
     Interest income                                       9,999         33,738
     Interest Expense                                    (39,024)       (11,100)
     Other                                                (2,400)        (1,600)
                                                     -----------    -----------

Total other income (expense)                             (31,425)        21,038
                                                     -----------    -----------

Loss from continuing operations before minority
     interest in subsidiary                           (2,029,093)    (1,821,276)
                                                     -----------    -----------

Minority interest in subsidiary operations                    --         14,972

Loss from continuing operations                       (2,029,093)    (1,806,304)
                                                     -----------    -----------

Discontinued operations:

     Loss from discontinued operations                   152,405        205,191
     Loss from disposal of discontinued operations        41,049             --
                                                     -----------    -----------
          Total discontinued operations                  193,454        205,191
                                                     -----------    -----------

Net loss                                             $(2,222,547)   $(2,011,495)
                                                     ===========    ===========


Net loss per common share, basic and diluted
     Continuing operations                           $     (0.27)   $     (0.28)
     Discontinued operations                               (0.02)         (0.03)
                                                     -----------    -----------
     Net loss                                        $     (0.29)   $     (0.31)
                                                     ===========    ===========




   The accompanying notes are an integral part of these financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------

                                                                                            For the Years Ended
                                                                                                 July 31
                                                                                    2002           2001
                                                                                  Restated       Restated
                                                                                   Note 2         Note 2

                                                                             -------------  --------------------

Cash flows from operating activities
      Net loss                                                                $ (2,222,547)      $ (2,011,495)
      Adjustments to reconcile net income to net cash
       provided by operating activities:
          Amortization                                                             187,870             96,961
          Depreciation                                                             266,530            193,477
          Minority interest in subsidiary operations                                     -            (61,697)
          Services paid for with stock                                             100,000             42,168
      Changes in assets and liabilities:
          (Increase) decrease in restricted cash                                         -            204,887
          (Increase) decrease in accounts receivable                               404,133           (159,409)
          (Increase) decrease in due from officers and employees                    30,564            (13,272)
          (Increase) decrease in prepaid expense                                     5,110           (168,358)
          (Increase) decrease in inventory                                         115,947             85,118
          (Increase) decrease in deposits                                             (827)             5,956
          (Increase) decrease in goodwill                                                -                  -
          (Increase) decrease in intangible assets                                       -                  -
          Increase (decrease) in accounts payable                                   47,039            235,180
          Increase (decrease) in accrued liabilities                                22,283             25,291
                                                                              ------------         ----------

               Net cash provided (used) by operating
                    activities                                                  (1,035,287)        (1,525,193)
                                                                              ------------         ----------

Cash flows from investing activities
      Purchase of patents and licenses                                             (71,495)          (621,114)
      Purchase of property, plant and equipment                                   (165,236)           (40,297)
                                                                              ------------         ----------

               Net cash (used) in investing activities                            (236,731)          (661,411)
                                                                              ------------         ----------

Cash flows from financing activities
      Proceeds from debt obligations                                               500,000            200,000
      Payments on debt obligations                                                    -              (210,592)
      Proceeds from sale of common stock                                           716,183          1,282,972
                                                                              ------------         ----------
                                                                                                          -
               Net cash provided by financing activities                         1,216,183          1,272,380
                                                                              ------------         ----------

Net increase (decrease) in cash and cash equivalents                               (55,835)          (914,224)
                                                                              ------------         ----------

Cash and cash equivalents at beginning of period                                   207,092          1,121,316
                                                                              ------------         ----------

Cash and cash equivalents at end of period                                   $     151,257         $  207,092
                                                                             ==============        ==========

Supplemental disclosures of cash flow information
      Cash paid for interest paid                                               $   39,024           $ 11,100
      Cash paid for taxes paid                                                  $    2,400           $  1,600
      Noncash investing and financing activities:
      Value of shares issued in exchange for Silver Ion Technology patent       $1,540,600
      Value of shares issued for services                                       $  100,000
      Value of options issued for services                                                         $  209,070
      Value of shares issued in exchange for Nutripure.com minority interest                       $  550,011
      Value of shares issued in exchange for ETI H2O                                               $  140,953




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

Most of the Company's chain customers have entered into multi-year contracts for the Customer Service Plan 2000. The CSP 2000 provides an extended warranty on Innovative Medical Services Fillmaster pharmacy products; significant discounts on maintenance item costs; free software upgrades for the Fillmaster 1000e and Scanmaster; automatic replacement filter shipments; and simplified, annual invoicing. When the customer buys a dispenser on the Customer Service Plan 2000 they agree to pay a fixed annual fee that covers replacement filters and parts. The filters should be replaced once a year. In order to match income with related costs (and for simplicity in accounting and billing) the Company bills the customer the annual fee, and recognizes the revenue, in the same month that it ships the replacement filters to the store. This is done one year after the store is added to the Plan and each year thereafter. Future warranty costs associated with the CSP 2000 Plan are discussed in Note 18. Accounts Receivable The Company sells on terms of cash or net 30 days. Invoices not paid within stated terms are considered delinquent. The Company analyzes its accounts receivable periodically and recognizes an allowance for doubtful accounts based on estimated collectibility. Individual accounts deemed uncollectible are charged to the allowance.

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

Following is a reconciliation of the weighted average number of shares actually outstanding with the number of shares used in the computations of loss per common share:

                                                                           For the Years Ended
                                                                 July 31, 2002             July 31, 2001
                                                               ------------------      -------------------
  Shares outstanding                                                   8,400,899                 6,954,699
  Weighted average number of shares
     actually outstanding                                              7,607,146                 6,420,926
  Stock Options                                                        3,691,250                 1,815,625
  Warrants                                                                     0                 1,797,500
                                                                   -------------              ------------
       Total weighted average shares                                  11,298,396                10,034,051
                                                                   -------------              ------------
  Loss from continuing operations                                    (2,251,439)               (1,577,033)

  Loss from discontinued operations                                    (193,454)                 (205,191)
                                                                       ---------                 ---------
  Net loss                                                          $(2,444,893)              $(1,782,224)
                                                                    ------------              ------------

  Net loss per common share, basic
      and diluted
        Continued operations                                           $  (0.30)                 $  (0.25)
        Discontinued operations                                           (0.02)                    (0.03)
                                                                       ---------                 ---------
        Net loss                                                       $  (0.32)                 $  (0.28)
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

Note 2. Restatement of Financial Statements - Start-up Costs and Warranty Liability

The accompanying financial statements have been restated to correct an error in the recording and reporting of Start-up Costs and the Warranty Liability of the Company.

The Company expended $230,000 during the year ended July 31, 2001 and an additional $47,831 during the July 31, 2002 fiscal year in an effort to acquire and setup a Korean corporation. The Company capitalized these costs as Deferred Acquisition costs as incurred. The Company later determined the venture was not feasible and decided not to go forward with the project. The total costs of $277,831 were written-off as Abandoned Projects at July 31, 2002. We now believe the treatment of these costs was not correct. The accompanying financial statements now show these costs as expensed when incurred as Start-up Costs. The effect of this restatement is to increase the net loss at July 31, 2001 by $230,000 and to decrease the net loss at July 31, 2002 by $230,000.

In previous years the Company had not recorded a liability for its future warranty obligation. Because the Company has now computed and booked this liability the accompanying financial statements have been restated to include this obligation. The warranty liability was $34,520 at July 31, 2000 and is shown in the Equity and Common Stock footnote (Note 8) as a prior period adjustment. A liability of $33,791 at July 31, 2001 and $41,445 at July 31, 2002 are now included in Accrued Liabilities. The income statement effect of theses items was to reduce net loss at July 31, 2001 in $729 and to increase net loss at July 31, 2002 of $7,654.

The accompanying financial statements also include 15,000 warrants issued for $8,310 that were omitted from the July 31, 2002 balance sheet in error.

Note 3. Cash and Cash Equivalents

For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At July 31, 2002, the Company has deposits of $30,052 in excess of FDIC insured limits. At July 31, 2001, the Company had no deposits in excess of FDIC insured limits.

Note 4. Due from Officers and Employees (Related Parties)

At July 31, 2002, notes receivable of $64,075 represents amounts due from officers and $145,362 represents amounts due from employees. At July 31, 2001, notes receivable of $66,561 represents amounts due from officers and $173,440 represent amounts due from employees. Increases in the officer loans during the current year were $17,644, pay-downs of these loans totaled $20,100 in the same period. All notes receivable are due and payable within one year. The carrying value of the notes, based on the terms at which those same loans would be made currently, approximate their fair value. All notes in excess of $10,000 have interest accrued at 6%. Advances to employees of amounts under $10,000 are not charged interest. The total of these loans to employees of under $10,000 was $7,620 at July 31, 2002 and $15,268 at July 31, 2001.

Notes receivable includes $32,606 from terminated employees for which the Company is litigating for repayment.

Note 5. Property, Plant and Equipment

The following is a summary of property, plant, and equipment - at cost, less accumulated depreciation:


                                       July 31, 2002        July 31, 2001
                                      ---------------    -----------------

     Computers and equipment          $    1,076,466       $    1,061,197
     Furniture and fixtures                  103,855              103,855
     Website                                 207,916              207,916
     Vehicle                                  50,985               50,985
     Leasehold improvements                  307,606              307,606
                                      ---------------    -----------------
                                           1,746,828            1,731,559
     Less: accumulated depreciation
           and amortization                1,091,870              828,487
                                      ---------------    -----------------
              Total                   $      654,958       $      903,072
                                      ---------------    -----------------

Depreciation expense charged to general and administrative expense for the years ended July 31, 2002 and July 31, 2001 was $266,500 and $193,500, respectively.

Note 6. Loans from Shareholder The details relating to debt are as follows:

                                                     July 31, 2002    July 31, 2001
                                                     -------------    -------------
    Line of Credit (from shareholder)
    $500,000 line of credit, interest at 12%
    Due and payable September 13, 2002
    Secured by accounts receivable                    $   500,000      $          -
    Current maturities of notes payable included in
    current liabilities                                   500,000                 -
                                                    -------------     -------------

    Total long term debt                              $         -      $          -
                                                    -------------     -------------

The terms of the line of credit required the Company to maintain current accounts receivable of a minimum of $500,000. At the end of year, the Company was in technical violation with this provision. The Company renegotiated the line of credit in September of 2002 and extended the line of credit to $600,000 with an interest rate of 1 1/2 % per month secured against the entire assets of the Company excluding the Axenohl patent.

Note 7. Commitments

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

                       Year Ended July 31            Amount
                       ------------------            ------
                              2003                  $144,348
                              2004                  $150,122
                              2005                  $156,127
                              2006                  $162,372
                              2007                  $ 37,970

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

                                 Year Ended July 31            Amount
                                 ------------------            ------
                                        2003                    $ 0
                                        2004                 $1,000,000
                                        2005                 $1,000,000
                                        2006                 $1,000,000
                                        2007                 $1,000,000

The maximum royalty payments cannot be estimated because they are based on future sales.

Note 8. Equity and Common Stock

The following schedule summarizes the change in equity:


                              Common          Common
                              Stock           Stock           Warrants         Warrants    Accumulated       Total
                              Shares            $             Issued              $          Deficit
                           -------------  ---------------  -------------     ------------------------------------------

Balance, July 31, 2000        5,942,903      $10,018,873      4,472,500        $ 108,750    $(6,377,452) $(3,750,171)


Prior Period
Adjustment
(See Note 2)                                                                                    (34,520)     (34,520)

Sale of Stock                   180,967          431,814                                                     431,814

Private Placement               421,314          851,158                                                     851,158

Options Issued for
Services                         64,500          209,070                                                     209,070

Stock Dividends                 121,961

Acquisitions                    223,054

Net Loss                              0                0              0                0     (2,011,495)   (2,011,495)
                           -------------- --------------   --------------    --------------  -----------   -----------

Balance, July 31, 2001        6,954,699      $11,510,915      4,472,500          108,750    $(8,423,467)   (3,196,198)
                              ---------      -----------      ---------          -------    ------------   -----------

Sale of Stock                    35,200           75,183                                                        75,183

Private Placement               511,000          641,000                                                       641,000

Shares Issued for
Services                        200,000          100,000                                                       100,000

Warrants Issued for
Services                                                         15,000            8,610                         8,610

Expiration of Warrants                           108,750    (4,472,500)        (108,750)

Purchase of Patents             700,000        1,540,600                                                     1,540,600

Net Loss                              0                0              0                0      (2,222,547)   (2,222,547)
                           -------------- --------------   --------------    --------------   -----------   ----------

Balance, July 31, 2002        8,400,899      $13,976,448       $ 15,000         $  8,610     $(10,646,014) $(3,339,044)
                              =========      ===========       ========         ========     ============= ============



The Company had issued Class A warrants which entitled the holder to acquire an additional common share for $5.25 per common share beginning August 8, 1997 and expiring August 8, 2001. The Class A Warrants were redeemable by the Company for $0.05 per warrant, at the Company's option, commencing one year after the effective date of the offering provided the closing bid price for the Company's common shares shall have averaged in excess of $9.00 per share for thirty consecutive business days ending within five days of the date of notice of redemption.

The Company had issued Class Z warrants which entitled the holder to acquire an additional common share for $10.00 per common share beginning August 8, 1998 and expiring August 8, 2001. The Class Z Warrants were redeemable by the Company for $0.10 per warrant, at the Company's option, commencing one year after the effective date of the offering provided the closing bid price for the Company's common shares shall have averaged in excess of $15.00 per share for thirty consecutive business days ending within five days of the date of notice of redemption.

The Company also has 5,000,000 shares of preferred stock authorized, no preferred stock has been issued.

On August 8, 2001 the total 3,687,500 Class A warrants and the total 785,000 Class Z warrants expired without exercise.

On October 26, 2000, Innovative Medical Services distributed a dividend of one share of Innovative Medical Services' common stock for every fifty shares held of record on November 6, 2000, with fractional shares rounded up to the nearest whole share, for a total of 121,961 shares. ARB 43 specifies that stock dividends in small percentages are to be accounted for by transferring an appropriate amount from earned surplus to permanent capital. The Company has no earned surplus, and therefore the Company did not feel this accounting was possible or appropriate. Nor could we find any basis or authority for charging the dividend to the accumulated deficit account. Therefore the Company has accounted for the dividend as a recapitalization with no dollar entries made to capital accounts since the Company has no-par stock. The amount that would have been charged to Earned Surplus and credited to Paid in Capital would have been the 121,961 shares multiplied by market price of the stock at the time (approximately $3.00 per share) or $356,883.

Note 9. Related Party Transactions

See Note 4.

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

A summary of stock option activity is as follows:


                                                                 Weighted-Average
                                            Number of Shares    Exercise Price ($)
                                          --------------------- --------------------
          Balance at July 31, 2000            2,035,540                   1.55
          Granted                               997,000                   2.21
          Exercised                           (203,824)                   1.78
          Forfeited                            (93,750)                   1.50
                                               --------
          Balance at July 31, 2001           2,734,966                    1.72
                                             ==========
          Granted                             1,850,000                   1.56
          Exercised                            (35,200)                   1.93
          Forfeited                           (338,091)                   1.63
                                              ---------
          Balance at July 31, 2002            4,21,675                    1.74
                                             ==========


                                                             Outstanding               Exercisable
                                                     Weighted      Weighted
             Range of              Number             Average       Average                    Weighted
             Exercise              Shares         Remaining Life    Exercise       Number      Average
              Prices            Outstanding         (in years)       Price       Exercisable    Price
        -------------------- ------------------- ---------------- ----------- --------------- ---------

          $0.56 to $0.74            635,000               3.49       $0.59           335,000    $0.56
               $1.00                533,125               1.81       $1.00           523,125    $1.00
          $1.31 to $1.90            547,300               2.39       $1.72           532,500    $1.73
               $2.00              1,600,000               3.25       $2.00         1,300,000    $2.00
          $2.10 to $2.50            460,000               4.18       $2.11           460,000    $2.11
          $2.93 to $3.56            436,250               2.17       $3.05           436,250    $3.05
                                  4,211,675               2.98       $1.74         3,586,875    $1.82
                                 ==========                                       ==========




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

Note 12. Income Taxes

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

Significant components of the Company's deferred tax assets are as follows:


                                                                     July 31, 2002     July 31, 2001
                                                                     =============     =============
                Net operating loss carryforward                        $ 3,547,800       $ 1,222,000

                Depreciation and amortization                               90,500                 0

                Accrued expenses and calculation allowances              (342,400)            36,000

                Other                                                       29,800             5,000
                                                                            ------             -----
                Total deferred tax assets                                3,325,700         1,263,000
                Valuation allowance for deferred tax assets             (3,325,700)       (1,263,000)
                                                                       -----------       -----------
                Net deferred tax assets                                 $        0        $        0
                                                                        ==========        ==========

A reconciliation of income taxes computed using the statutory income tax compared to the effective tax rate is as follows:

                                                                              2002       2001
                                                                             -----       ----
                 Federal tax benefit at the expected statutory rate             34  %      34  %
                 State income tax, net of federal tax benefit                    9          9
                 Valuation allowance                                           (43)       (43)
                                                                               ----        ----

                 Income tax benefit - effective rate                             0  %        0  %
                                                                               ====        ====

Note 13. Risks and Uncertainties

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

Segment information is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue and operating income based upon internal accounting methods. The Company's financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with U.S. generally accepted accounting principles. Reconciling amounts consist of unallocated general and administrative expenses.

                                                        Water                         Reconciling
                                                      Treatment      Biosciences         Amounts       Consolidated
                                                    -----------      -----------      -----------      ------------
                            2001
                            ----
         Revenues
         Commercial Water Treatment
         --------------------------
             Fillmaster Products                     $1,224,200                                          $1,224,200
                                                     ----------                                          ----------
             Replacement Filters (Includes CSP 2000)    474,700                                             474,700
                                                     ----------                                          ----------
         Residential Water Treatment                    190,800                                             190,800
         ---------------------------

         Water Dealer Program                           167,400                                             167,400
         --------------------
         Silver Ionization                                              $320,300                            320,300
         -----------------
         Pesticide                                                        32,300               -             32,300
         ---------                                   ----------         --------           -----           --------
              Total Revenues                         $2,057,100         $352,600           $   0        $ 2,409,700
         -------------------                         ==========         ========           =====        ===========

         Operating Income/(Loss)                      $ 210,600        $(360,600)    $(1,632,200)       $(1,782,200)
         -----------------------                      ---------        ----------    ------------       ------------
         Segment Assets                              $1,127,500         $789,900
         --------------                              ----------         --------




                                                        Water                         Reconciling
                                                      Treatment      Biosciences         Amounts       Consolidated
                                                    -----------      -----------      -----------      ------------
                            2002
                            ----
         Revenues
         Commercial Water Treatment
         --------------------------
             Fillmaster Products                     $1,161,800                                          $1,161,800
                                                     ----------                                          ----------
             Replacement Filters (Includes CSP 2000)    524,000                                             524,000
                                                     ----------                                          ----------
         Residential Water Treatment                    106,400                                             106,400
         ---------------------------

         Water Dealer Program                           396,700                                             396,700
         --------------------
         Silver Ionization                                              $683,100                            683,100
         -----------------
         Pesticide                                                       334,400               -            334,400
         ---------                                   ----------         --------           -----           --------
              Total Revenues                         $2,188,900       $1,017,500           $   0        $ 3,206,400
         -------------------                         ==========         ========           =====        ===========

         Operating Income/(Loss)                      $ 186,100        $(717,300)    $(1,913,700)       $(2,444,900)
         -----------------------                      ---------        ----------    ------------       ------------
         Segment Assets                              $  790,200       $2,450,100
         --------------                              ----------       ----------




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

Note 15.      Patent Acquisition

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

Note 16.      Business Combinations

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

The assets acquired and liabilities assumed are as follows:

    Assets:

          Notes Receivable                   $    33,655
          Inventories                             32,077
          Equipment                               16,932
          Licensing & Distribution Rights        118,324
                                             -----------
    Total Assets                                 200,988
                                             -----------
      Liabilities                            $    60,035
                                             -----------


Note 17.      Discontinued Operations

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

Note 18.      Subsequent Events

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE None.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors Innovative Medical Services and their ages are as follows:

         Name                   Age                   Position
-------------------------   ----------       ------------------------------------------
Michael L. Krall                 50            President, CEO, Chairman, Director
Gary Brownell, CPA               54            Treasurer CFO, Director
Gene Auerbach                    58            Chief Operating Officer
Donna Singer                     32            Executive Vice President, Director
Dennis Atchley, Esq.             50            Secretary
Greg Barnhill                    49            Director
Dennis Brovarone                 47            Director
Patrick Galuska                  43            Director
Eugene Peiser, PD                71            Director



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

    Name and Address of                                               Common Stock           Percentage of Shares
     Beneficial Owner                      Title                       Ownership                Outstanding (%)
----------------------------      -------------------------       ---------------------     ------------------------
   Dennis Atchley                     Secretary                          193,860 (1)                  2.21
   1725 Gillespie Way
   El Cajon, CA 92020

   Gene Auerbach                      Chief Operating Officer            125,000 (2)                  1.42
   1725 Gillespie Way
   El Cajon, CA  92020

   Gregory Barnhill                   Director                           225,000 (3)                  2.56
   10801 Stevenson Road
   Stevenson, MD  21153

   Dennis Brovarone                   Director                           456,483 (4)                  5.20
   18 Mountain Laurel
   Littleton, CO  80127

   Gary Brownell                      Treasurer, CFO/Director            400,321 (5)                  4.56
   1725 Gillespie Way
   El Cajon, CA 92020

   Patrick Galuska                    Director                           370,690 (6)                  4.22
   8137 S. Downing St.
   Littleton, CO 80122

   Michael L. Krall                   President, CEO/Chairman          1,303,560 (7)                 14.85
   1725 Gillespie Way
   El Cajon, CA 92020

   Eugene Peiser                      Director                           426,136 (8)                  4.85
   1725 Gillespie Way
   El Cajon, CA 92020

   Donna Singer                       Executive VP, Director             353,356 (9)                  4.02
   1725 Gillespie Way
   El Cajon, CA 92020

   Directors and Officers as a Group

   (9 individuals)                                                     3,854,406 (10)                43.90

   Charles Siddle                                                        475,000 (11)                 5.41 (12)
   5364 N. 31st Place
   Phoenix, AZ  85016

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

3.1 (1)       -- Articles of Incorporation, Articles of Amendment and Bylaws
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
10.3 (8)      -- Axenohl License Agreement
10.4 (9)      -- Weaver - Roach X Assignment
10.5 (9)      --  Dodo  Agreement   [Confidential   treatment  requested  for
                                     certain  omitted  information  filed
                                     separately.]
10.6 (8       -- Promissory Note of Michael Krall
10.7 (8)      -- Promissory Note of Gary Brownell
10.8 (9)      -- Nutripure Dealer Agreement
10.9 (9)      -- Sales Finance Agreement
10.10 (10)    -- ETIH2O, Inc., Acquisition Agreement
10.11 (11)    -- NVID Litigation Settlement Agreement
10.12 (12)    -- Addendum #1 to NVID Settlement Agreement
11            -- Statement re: Computation of Earnings
21            -- Subsidiaries of the Registrant


(1) Incorporated by reference from Form SB-2 registration statement, SEC File # 333-00434 effective August 8, 1996

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

INNOVATIVE MEDICAL SERVICES                         DATE



/s/ MICHAEL L. KRALL                                June 13, 2003
----------------------------------------         -------------------------
Michael L. Krall, Chairman/President/CEO



Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   NAME                     TITLE                                      DATE

/s/ GREGORY BARNHILL                        Director                                  June 13, 2003
-------------------------------------------                                           ----------------
Gregory Barnhill

/s/ DENNIS BROVARONE                        Director                                  June 13, 2003
-------------------------------------------                                           ----------------
Dennis Brovarone

/s/ GARY BROWNELL                           Chief Financial Officer and Director      June 13, 2003
-------------------------------------------                                           ----------------
Gary Brownell

/s/ PATRICK GALUSKA                         Director                                  June 13, 2003
-------------------------------------------                                           ----------------
Patrick Galuska

/s/ MICHAEL L. KRALL                        President/CEO and Director                June 13, 2003
-------------------------------------------                                           ----------------
Michael L. Krall

/s/ EUGENE PEISER                           Director                                  June 13, 2003
-------------------------------------------                                           ----------------
Eugene Peiser

/s/ DONNA SINGER                            Executive Vice President and Director     June 13, 2003
-------------------------------------------                                           ----------------
Donna Singer

                                 CERTIFICATIONS

I, Michael L. Krall, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of Innovative Medical Services;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 13, 2003


/s/ Michael L. Krall
--------------------
Michael L. Krall
President/CEO

                                 CERTIFICATIONS

I, Gary Brownell, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of Innovative Medical Services;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 13, 2003


/s/ Gary Brownell
-----------------
Gary Brownell
Chief Financial Officer