Form 10QSB/A
period 2003-01-31
INNOVATIVE MEDICAL SERVICES
filed 2003-06-16
CIK 1006028

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended January 31, 2003

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 [No Fee Required]
         For the transition period from        to
                                        --------   ------


         Commission File number 0-21019

                           INNOVATIVE MEDICAL SERVICES
                           ---------------------------
                 (Name of small business issuer in its charter)


                   California                            33-0530289
 -------------------------------              -------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)



                 1725 Gillespie Way, El Cajon, California 92020
                 ----------------------------------------------
                    (Address of principal executive offices)


                                  619 596 8600
                            Issuer's telephone number

         Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 9,826,731 as of March 14, 2003.

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


CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------
                                                                               July 31
                                                            January 31           2002
                                                               2003           (Restated)
                                                            (Unaudited)      (See Note 1)
                                                           ---------------  ---------------
ASSETS

Current Assets

     Cash and cash equivalents                            $     90,936    $    151,257
     Accounts receivable, net of allowance for doubtful
         accounts of $ 130,000 at January 31, 2003
         and $111,000 at July 31, 2002                         233,029         166,601
     Due from officers and employees                           171,130         209,437
     Inventories                                               504,413         595,071
     Prepaid expenses                                          184,956         177,445
                                                             ---------       ---------
         Total current assets                                1,184,465       1,299,811
                                                             ---------       ---------

Property, Plant and Equipment

     Property, plant and equipment                             525,976         613,909
                                                             ---------       ---------
         Total property, plant and equipment                   525,976         613,909
                                                             ---------       ---------

Noncurrent Assets

     Deposits                                                    9,341           8,954
     Patents and licenses                                    2,556,166       2,626,376
                                                             ---------       ---------

         Total noncurrent assets                             2,565,507       2,635,330
                                                             ---------       ---------

     Total assets                                         $  4,275,948    $  4,549,050
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities

     Accounts payable                                     $    798,446    $    591,031
     Accrued liabilities                                        86,453         118,975
     Loans from shareholders                                   600,000         500,000
                                                             ---------       ---------

         Total current liabilities                           1,484,899       1,210,006
                                                             ---------       ---------

Stockholders' Equity

     Class A common stock, no par value: authorized
         50,000,000 shares, issued and outstanding
          9,961,837 at January 31, 2003 and

          8,400,899 at July 31, 2002                        14,474,628      13,976,448
     Warrants                                                  660,376           8,610
     Accumulated deficit                                   (12,343,955)    (10,646,014)
                                                           -----------     -----------

         Total stockholders' equity                          2,791,048       3,339,044
                                                             ---------       ---------

     Total liabilities and stockholders' equity           $  4,275,948      $4,549,050
                                                          ============      ==========

    The accompanying notes are an integral part of the financial statements


CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

----------------------------------------------------------------------------------------------------------
                                                   For the Six Months Ended     For the Three Months Ended
                                                         January 31                   January 31
                                                      2003          2002          2003           2002
                                                 ----------    -----------    -----------    -----------

Net revenues                                    $ 1,360,803    $ 1,698,183    $   633,542    $   834,155
Cost of sales                                       768,370        805,819        344,229        317,955
                                                -----------    -----------    -----------    -----------
Gross profit                                        592,433        892,364        289,313        516,200
                                                -----------    -----------    -----------    -----------

Selling expenses                                    288,568        354,525        138,368        120,116
General and administrative expenses                 940,191      1,006,793        497,656        556,868
Research and development                            424,250        316,212        251,182        245,389
Start-up costs                                      635,376             --        635,376             --
                                                -----------    -----------    -----------    -----------

Total operating costs                             2,288,384      1,677,530      1,522,582        922,373
                                                -----------    -----------    -----------    -----------

Loss from operations                             (1,695,952)      (785,166)     (1,233,269)     (406,173)
                                                -----------    -----------    -----------    -----------

Other income and (expense):
    Interest income                                   1,331            343              3            131
    Interest Expense                                (44,765)       (11,190)       (27,295)        (9,500)
    Other                                                --         (1,200)            --           (600)
                                                -----------    -----------    -----------    -----------

Total other income (expense)                        (43,434)       (12,047)        (27,292)       (9,969)
                                                -----------    -----------    -----------    -----------

Net loss                                        $(1,739,386)    $ (797,213)    $(1,260,561)    $(416,142)
                                                ===========    ===========    ============   ===========


Net loss per common share, basic and diluted    $     (0.20)    $    (0.11)    $     (0.14)    $   (0.06)
                                                ===========    ===========    ============   ===========


                                                                                   Six Months           Year
                                                                                      Ended             Ended
                                                                                     January           July 31
CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICITS                                        2003              2002
--------------------------------------------------------------------------------  ---------------  -----------------


Balance, beginning of period                                                       $ (10,604,569)      $ (8,423,467)

Net income (loss)                                                                     (1,739,386)        (2,222,547)
                                                                                      -----------        -----------

Balance, end of period                                                             $ (12,343,955)     $ (10,646,014)
                                                                                   ==============     ==============


    The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

-----------------------------------------------------------------------------------------------------
                                                                             For the Six Months Ended
                                                                                    January 31
                                                                                2003         2002
                                                                            -----------    ----------
Cash flows from operating activities
      Net loss                                                              $(1,739,386)   $(797,213)
      Adjustments to reconcile net income to net cash provided by operating activities:
          Amortization                                                           77,074      115,483
          Depreciation                                                           96,361      128,429
          Services paid for with stock and warrants                             752,355           --
      Changes in assets and liabilities:
          (Increase) decrease in accounts receivable                            (66,428)      67,021
          (Increase) decrease in subscriptions receivable                             -     (100,000)
          (Increase) decrease in due from officers and employees                 38,307          313
          (Increase) decrease in prepaid expense                                 83,755        9,398
          (Increase) decrease in inventory                                       90,658       57,545
          (Increase) decrease in deposits                                          (387)        (826)
          Increase (decrease) in accounts payable                               207,415      (23,044)
          Increase (decrease) in accrued liabilities                              8,923       45,400
                                                                              ---------    ---------
              Net cash provided (used) by operating
                  activities                                                   (451,353)    (497,494)
                                                                              ---------    ---------
Cash flows from investing activities
      Purchase of patents and licenses                                           (6,865)     (83,334)
      Purchase of property, plant and equipment                                  (8,428)    (131,049)
      Deferred acquisition costs                                                     --      (13,000)
                                                                              ---------    ---------

              Net cash (used) in investing activities                           (15,293)    (227,383)
                                                                              ---------    ---------

Cash flows from financing activities
      Proceeds from debt obligations                                            100,000      400,245
      Proceeds from sale of common stock                                        306,325      447,780
                                                                              ---------    ---------

              Net cash provided by financing activities                         406,325      848,025
                                                                              ---------    ---------

Net increase (decrease) in cash and cash equivalents                            (60,321)     123,148
                                                                              ---------    ---------

Cash and cash equivalents at beginning of period                                151,257      207,092
                                                                              ---------    ---------

Cash and cash equivalents at end of period                                  $    90,936    $ 330,240
                                                                              =========    =========

Supplemental disclosures of cash flow information
      Cash paid for interest paid                                           $    44,765    $  11,190
      Cash paid for taxes paid                                              $        --    $   1,200
Noncash investing and financing activities:

      Value of shares issued in exchange for services                       $   157,050
      Value of options issued in exchange for services                      $    59,805
      Value of warrants issued in exchange for startup costs                $   635,376
      Value of shares issued in exchange for Silver Ion Technology patent                $ 1,540,600



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

              The management of the Company believes that the accompanying audited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

              Amounts shown for July 31, 2002 are taken from the audited financial statements of that date as amended.

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



FOR THE THREE MONTHS ENDED      Water                        Reconciling
JANUARY 31, 2002              Treatment      Biosciences        Amounts      Consolidated
--------------------------   ----------    ------------     ------------    -------------
Revenues
Commercial Water Treatment
    Fillmaster Products       $269,200                                       $   269,200
    Replacement Filters        108,200                                           108,200
Residential Water Treatment     21,800                                            21,800
Water Dealer Program            71,700                                            71,700
Silver Ionization                    0      $   276,500                          276,500
Pesticide                            0           86,800                           86,800
                              --------      -----------       ---------       ----------
     Total Revenues           $470,900      $   363,300                        $ 834,200
                              ========      ===========       =========       ==========
Operating Income/(Loss)      $(208,700)     $  (266,900)      $(474,300)       $(416,100)
                              ========      ===========       =========        =========
Segment Assets                $802,400      $ 2,676,900
                              ========      ===========

FOR THE THREE MONTHS ENDED
JANUARY 31, 2003
----------------------------

Revenues
Commercial Water Treatment

    Fillmaster Products      $ 204,000                                         $ 204,000
    Replacement Filters        158,200                                           158,200
Residential Water Treatment     30,500                                            30,500
Water Dealer Program           208,900                                           208,900
Silver Ionization                    0           28,100                           28,100
Pesticide                            0            3,800                            3,800
                              --------       ----------        --------        ---------
Total Revenues                $601,600          $31,900                         $633,500
                              ========       ==========                        =========
Operating Income/(Loss)       $ 48,800        $( 51,900)     $(1,257,500)    $(1,260,600)
                              ========       ==========       ==========       ==========
Segment Assets                $770,800       $2,381,900
                              ========       ==========





FOR THE  SIX  MONTHS ENDED      Water                        Reconciling
JANUARY 31, 2002              Treatment      Biosciences        Amounts      Consolidated
--------------------------   ----------    ------------     ------------    -------------

Revenues
Commercial Water Treatment
    Fillmaster Products      $ 551,800                                         $ 551,800
    Replacement Filters        231,100                                           231,100
Residential Water Treatment     57,500                                            57,500
Water Dealer Program           181,400                                           181,400
Silver Ionization                    0         $486,500                          486,500
Pesticide                            0          189,900                          189,900
                            ----------         --------                          -------
     Total Revenues         $1,021,800         $676,400                       $1,698,200
                            ==========         ========                       ==========
Operating Income/(Loss)      $(110,300)      $(536,700)      $(1,233,600)     $(797,200)
                              ========       ==========       ==========      ==========
Segment Assets                $802,400       $2,676,900
                              ========       ==========

FOR THE SIX   MONTHS ENDED      Water                        Reconciling
JANUARY 31, 2003              Treatment      Biosciences        Amounts      Consolidated
--------------------------   ----------    ------------     ------------    -------------

Revenues
Commercial Water Treatment
    Fillmaster Products       $508,500                                         $ 508,500
    Replacement Filters        311,400                                           311,400
Residential Water Treatment    158,700                                           158,700
Water Dealer Program           316,400                                           316,400
Silver Ionization                    0          $28,100                           28,100
Pesticide                            0           37,700                           37,700
                             ---------       ----------                           ------


Total Revenues              $1,295,000          $65,800                      $ 1,360,800
                            ==========     ============                      ===========
Operating Income/(Loss)       $  1,300     $(   67,000)     $(1,673,700)     $(1,739,400)
                            ==========     ============     ============     ===========
Segment Assets                $770,800       $2,381,900
                            ==========     ============




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

                                          Beginning                             Ending
                                                        Expense     Warranty
                                          Liability     Incurred    Payments    Liability

             Three months ended         $   42,750     $  1,789    $  5,879    $  38,660
               January 31, 2003          ==========     ========    ========    =========


              Six months ended           $   41,445     $  9,269    $ 12,054    $  38,660
              January 31, 2003           ==========     ========    ========   =========






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

                            INNOVATIVE MEDICAL SERVICES

                            (Registrant)


                  By:       /s/ Michael L. Krall
                            -------------------------------
                            Michael L. Krall, President/CEO
                            June 13, 2003



                  By:       /s/ Gary Brownell
                            --------------------------------------
                            Gary Brownell, Chief Financial Officer
                            June 13, 2003

                                 CERTIFICATIONS

I, Michael L. Krall, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Innovative Medical Services;

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



Date:  June 13, 2003

/s/ Michael L. Krall
---------------------
Michael L. Krall
President/CEO

                                 CERTIFICATIONS

I, Gary Brownell, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Innovative Medical Services;

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

Date:  June 13, 2003


/s/ Gary Brownell
--------------------------------
Gary Brownell
Chief Financial Officer