Form 10QSB
period 2003-04-30
INNOVATIVE MEDICAL SERVICES
filed 2003-06-16
CIK 1006028

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended April 30, 2003
                                  --------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [No Fee Required] For the transition period from     to
                                                                ------  -----


     Commission File number 0-21019

                           INNOVATIVE MEDICAL SERVICES
                  --------------------------------------------
                 (Name of small business issuer in its charter)

              California                             33-0530289
    ------------------------------        ---------------------------------
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

         Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 10,494,088 as of June 12, 2003.

INNOVATIVE MEDICAL SERVICES

INDEX

PART 1.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Balance Sheets as of July 31, 2002 and April 30, 2003 Statements of Operations for the three and nine months ended April 30, 2002 and 2003 Statements of Cash Flows for the nine months ended April 30, 2002 and 2003

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          Item 3.   Controls and Procedures

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



CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------
                                                                               July 31
                                                               April 30          2002
                                                                 2003         (Restated)
                                                             (Unaudited)     (See Note 1)
                                                           -------------    -------------
ASSETS
Current Assets
     Cash and cash equivalents                             $    53,137      $  151,257
     Accounts receivable, net of allowance for doubtful
         accounts of $ 39,000 at April 30, 2003
         and $111,000 at July 31, 2002                         263,551         166,601
     Due from officers and employees                            16,125         209,437
     Inventories                                               374,315         595,071
     Prepaid expenses                                           91,255         177,445
                                                          ------------     -----------
         Total current assets                                  798,383       1,299,811
                                                          ------------     -----------

Property, Plant and Equipment
     Property, plant and equipment                             481,990         613,909
                                                          ------------     -----------

         Total property, plant and equipment                   481,990         613,909
                                                          ------------     -----------

Noncurrent Assets
     Deposits                                                    9,341           8,954
     Patents and licenses                                    2,610,129       2,626,376
                                                          ------------     -----------

         Total noncurrent assets                             2,619,470       2,635,330
                                                          ------------     -----------

     Total assets                                         $  3,899,843    $  4,549,050
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
     Accounts payable                                     $    863,073    $    591,031
     Accrued liabilities                                       161,463         118,975
     Loans from shareholders                                   600,000         500,000
                                                          ------------     -----------

         Total current liabilities                           1,624,536       1,210,006
                                                          ------------     -----------

Stockholders' Equity
     Class A common stock, no par value: authorized
         50,000,000 shares, issued and outstanding
          10,268,981 at April 30, 2003 and
          8,400,899 at July 31, 2002                        14,698,203      13,976,448
     Warrants: issued and outstanding 737,429
         warrants                                              668,986           8,610
     Accumulated deficit                                   (13,091,882)    (10,646,014)
                                                          ------------     -----------

         Total stockholders' equity                          2,275,307       3,339,044
                                                          ------------     -----------

     Total liabilities and stockholders' equity           $  3,899,843      $4,549,050
                                                          ============     ===========




   The accompanying notes are an integral part of these financial statements



CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
------------------------------------------------------------------------------------------------------

                                                For the Nine Months Ended  For the Three Months Ended
                                                          April 30                    April 30
                                                    2003           2002         2003          2002
                                               -----------    -----------    ---------   -----------

Net revenues                                   $ 2,005,448    $ 2,575,624    $ 644,645    $ 877,441
Cost of sales                                    1,191,663      1,304,151      423,293      498,332
                                               -----------    -----------    ---------    ---------
Gross profit                                       813,785      1,271,473      221,352      379,109
                                               -----------    -----------    ---------    ---------

Selling expenses                                   444,295        581,114      155,727      226,589
General and administrative expenses              1,419,058      1,482,834      478,867      476,040
Research and development                           690,491        571,201      266,241      254,989
Start-up costs                                     635,376             --           --           --
                                               -----------    -----------    ---------    ---------

Total operating costs                            3,189,220      2,635,149      900,835      957,618
                                               -----------    -----------    ---------    ---------

Loss from operations                            (2,375,435)    (1,363,676)    (679,483)    (578,509)
                                               -----------    -----------    ---------    ---------

Other income and (expense):
    Interest income                                  1,332            467            1          124
    Interest Expense                               (71,765)       (28,857)     (27,000)     (17,667)
    Other                                               --         (1,800)          --         (600)
                                               -----------    -----------    ---------    ---------

Total other income (expense)                       (70,433)       (30,190)     (26,999)     (18,143)
                                               -----------    -----------    ---------    ---------

Net loss                                      $ (2,445,868)   $(1,393,866)  $ (706,482)   $(596,652)
                                              ============    ===========   ==========    =========


Net loss per common share, basic and diluted   $     (0.27)   $     (0.19)   $   (0.07)   $   (0.08)
                                              ============    ===========    =========    =========


   The accompanying notes are an integral part of these financial statements



                                                                            Nine Months      Year
                                                                                Ended        Ended
                                                                              April 30      July 31
CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICITS                                 2003          2002
-----------------------------------------------                             -----------   ------------

Balance, beginning of period                                             $ (10,646,014)     $ (8,423,467)

Net income (loss)                                                           (2,445,868)       (2,222,547)

Balance, end of period                                                   $ (13,091,882)    $ (10,646,014)


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
-------------------------------------------------------------------------------------------------------

                                                                             For the Nine Months Ended
                                                                                      April 30
                                                                                2003            2002
                                                                           ------------   -------------

Cash flows from operating activities
      Net loss                                                              $(2,445,868)   $(1,393,866)

      Adjustments to reconcile net income to net cash
      provided by operating activities:
          Amortization                                                          115,611        144,206
          Depreciation                                                          142,712        200,895
          Services paid for with stock and warrants                             760,965             --
      Changes in assets and liabilities:
          (Increase) decrease in accounts receivable                            (96,950)       (26,368)
          (Increase) decrease in due from officers and employees                193,312         (5,283)
          (Increase) decrease in prepaid expense                                177,456         (3,962)
          (Increase) decrease in inventory                                      220,756        122,757
          (Increase) decrease in deposits                                          (387)          (826)
          Increase (decrease) in accounts payable                               272,042        178,414
          Increase (decrease) in accrued liabilities                             42,488         92,093
                                                                           ------------    -----------
               Net cash provided (used) by operating
                    activities                                                 (617,862)      (691,940)
                                                                           ------------    -----------

Cash flows from investing activities
      Purchase of patents and licenses                                          (99,365)       (87,196)
      Purchase of property, plant and equipment                                 (10,794)      (159,818)
      Deferred acquisition costs                                                     --        (13,000)
                                                                           ------------    -----------

               Net cash (used) in investing activities                         (110,158)      (260,014)

Cash flows from financing activities
      Proceeds from debt obligations                                            100,000        519,338
      Proceeds from sale of common stock                                        529,900        435,296
                                                                           ------------    -----------

               Net cash provided by financing activities                        629,900        954,634
                                                                           ------------    -----------

Net increase (decrease) in cash and cash equivalents                            (98,120)         2,682
                                                                           ------------    -----------

Cash and cash equivalents at beginning of period                                151,257        207,092
                                                                           ------------    -----------

Cash and cash equivalents at end of period                                  $    53,137    $   209,774
                                                                           ------------    -----------

Supplemental disclosures of cash flow information
      Cash paid for interest paid                                           $    71,765    $    28,857
      Cash paid for taxes paid                                              $        --    $     1,800
Noncash investing and financing activities:
      Value of shares issued in exchange for services                       $   165,660
      Value of options issued in exchange for services                      $    59,805
      Value of warrants issued in exchange for startup costs                $   635,376
      Value of shares issued in exchange for Silver Ion Technology patent                  $ 1,540,600




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



FOR THE THREE MONTHS ENDED      Water                        Reconciling
APRIL 30,  2002               Treatment      Biosciences        Amounts      Consolidated
--------------------------   ----------    ------------     ------------    -------------
Revenues
Commercial Water Treatment
    Fillmaster Products       $260,200                                       $   260,200
    Replacement Filters        167,000                                           167,000
Residential Water Treatment     43,100                                            43,100
Water Dealer Program           111,900                                           111,900
Silver Ionization                    0      $   202,500                          202,500
Pesticide                            0           92,700                           92,700
                              --------      -----------       ---------       ----------
     Total Revenues           $582,200      $   295,200                        $ 877,400
                              ========      ===========       =========       ==========
Operating Income/(Loss)       $143,000      $  (301,400)      $(257,700)       $(416,100)
                              ========      ===========       =========        =========
Segment Assets                $802,400      $ 2,676,900
                              ========      ===========

FOR THE THREE MONTHS ENDED
April 30,  2003
----------------------------

Revenues
Commercial Water Treatment

    Fillmaster Products      $ 328,900                                         $ 328,900
    Replacement Filters        181,500                                           181,500
Residential Water Treatment     20,700                                            20,700
Water Dealer Program           101,800                                           101,800
Silver Ionization                    0           $1,200                            1,200
Pesticide                            0           10,500                           10,500
                              --------       ----------        --------        ---------
Total Revenues                $632,900          $11,700                         $644,600
                              ========       ==========                        =========
Operating Income/(Loss)       $189,100        $(368,900)      $(499,700)       $(679,500)
                              ========       ==========       ==========       ==========
Segment Assets                $427,700       $2,982,900
                              ========       ==========





FOR THE THREE MONTHS ENDED      Water                        Reconciling
APRIL 30,  2002               Treatment      Biosciences        Amounts      Consolidated
--------------------------   ----------    ------------     ------------    -------------

Revenues
Commercial Water Treatment
    Fillmaster Products      $ 844,100                                         $ 844,100
    Replacement Filters        398,100                                           398,100
Residential Water Treatment     61,700                                            61,700
Water Dealer Program           293,300                                           293,300
Silver Ionization                    0         $689,000                          689,000
Pesticide                            0          289,400                          289,400
                            ----------         --------                          -------
     Total Revenues         $1,597,200         $978,400                       $2,575,600
                            ==========         ========                       ==========
Operating Income/(Loss)       $468,400       $(301,400)       $(964,200)      $(797,200)
                              ========       ==========       ==========      ==========
Segment Assets                $802,400       $2,676,900
                              ========       ==========

FOR THE THREE MONTHS ENDED      Water                        Reconciling
APRIL 30,  2002               Treatment      Biosciences        Amounts      Consolidated
--------------------------   ----------    ------------     ------------    -------------

Revenues
Commercial Water Treatment
    Fillmaster Products       $906,300                                         $ 906,300
    Replacement Filters        493,000                                           493,000
Residential Water Treatment    138,900                                           138,900
Water Dealer Program           389,800                                           389,800
Silver Ionization                    0          $29,300                           29,300
Pesticide                                        48,200                           48,200
                             ---------       ----------                           ------


Total Revenues              $1,928,000          $75,500                      $ 2,005,500
                            ==========     ============                      ===========
Operating Income/(Loss)       $622,500     $(1,003,500)     $(1,994,400)     $(2,375,400)
                            ==========     ============     ============     ===========
Segment Assets                $427,700       $2,982,900
                            ==========     ============

     Significant customers primarily consisted of domestic retail chain pharmacies. Sales concentrations to major chain stores were approximately $308,200 and export sales were $12,000 for the quarter ended January 31, 2003. Sales concentrations to major chain stores were approximately $977,900 and export sales were $43,500 for the nine months ended April 30, 2003. No customer accounted for more than 10% of consolidated sales.

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

              During the quarter ended January 31, 2003 the Company conducted a $250,000 private placement in which the Company issued 833,332 shares of common stock to six accredited investors at a price of $0.30 per share. Fees connected with the offering consisted of commissions of $25,000 (10%), 135,106 shares of common stock valued at $58,096 ($0.43 per share), and 71,429 warrants to purchase common stock at $0.30 per share valued at $25,000 ($0.35 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 101.48% and a risk-free interest rate of 5.25%). On December 16, 2002, 200,000 shares of common stock valued at $88,000 ($0.44 per share) were issued for attorney fees incurred in connection with the acquisition of the Axenohl patent. Of this amount $70,600 was booked at the date of the patent acquisition. The Company also received $4,375 from the exercise of employee options during the quarter ended January 31, 2003.

              During the quarter ended April 30, 2003 the Company conducted a $200,000 private placement in which the Company issued 400,000 shares of common stock to six accredited investors at a price of $0.50 per share. On March 17, 2003, 12,250 shares of common stock valued at $8,575 ($0.70 per share) were issued for attorney fees.

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

              In February 2003 the Company signed an Investment Banking Advisory Agreement with SBI Discovery Group, a member of Softbank Investment Group, to become the Company's non-exclusive financial advisor in connection with the management of a proposed private placement of equity securities and/or debt securities on a best efforts basis. The agreement contemplates that the gross dollar amount of securities to be offered in the private placement shall be up to $3,000,000 in equity and $1,000,000 in debt. In the contract the Company and the investment banker shall enter into a Managing Dealer Agreement which contains a fee agreement equivalent to a 10% selling fee, a 3% non-accountable expense allowance and warrants to purchase 10% of the underlying securities sold. The Managing Dealer Agreement will also provide for the issuance of 2,000,000 warrants at $2.00 for twelve months effective upon the closing of the contemplated financing. The agreement provides for an escrow agreement that shall not allow closing on less than $2,000,000 and a monthly retainer to the investment banker of $5,000 per month for six months.

Note 5.       Recent Accounting Pronouncements

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

              The Company provides a standard warranty of two years for replacement parts on all Fillmaster systems sold. Most of the Company's chain customers have entered into multi-year contracts for the Customer Service Plan 2000. The CSP 2000 provides an extended unlimited warranty on all Innovative Medical Services pharmacy products; significant discounts on maintenance item costs; free software upgrades for the Fillmaster 1000e and Scanmaster; automatic replacement filter shipments; and simplified, annual invoicing. When the customer buys a dispenser on the Customer Service Plan 2000 they agree to pay a fixed annual fee that covers replacement filters and parts. The Company monitors the costs of providing replacement parts other than filters. This cost has remained steady and is computed as a percentage of related revenues. The following is a summary of changes in the Company's product warrantee liability.

                                                Beginning      Expense      Warranty      Ending
                                                Liability     Incurred      Payments    Liability

        Three months ended April 30, 2003         $38,660      $29,178       $19,178     $48,660
                                                   ======       ======        ======      ======

         Nine months ended April 30, 2003         $41,445     $33,578        $26,363     $48,660
                                                   ======      =======        ======      ======


Note 6.       Reclassifications

              Certain reclassifications have been made to previously reported statements to conform to the Company's current financial statement format.

Note 7.  Subsequent Events

              In May and June 2003, the Company conducted a private placement of common stock, and as a result, issued 120,000 shares of common stock to 3 accredited investors at $0.50 per share.

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

Bioscience Division

Our bioscience division features a patented, aqueous disinfectant called Axenohl(TM) (silver di-hydrogen citrate). Based on the EPA toxicity categorization of antimicrobial products that ranges from Category I (high toxicity) down to Category IV, Axen, with its combination of the biocidal properties of ionic silver and citric acid, is an EPA Category IV antimicrobial for which precautionary labeling statements are normally not required. This compares with Category II warning statements for most leading brands of antimicrobial products.

The initial EPA registration for use of Axenohl and Axen (12-parts per million formula) as hard surface disinfectants was issued in 2001. In March 2003, we received Environmental Protection Agency (EPA) registration for our new Axen-30(TM) formulated Category IV hard surface disinfectant product for commercial, industrial and consumer applications. Axen-30 is a 30-part per million (ppm) use-dilution formula of our patented antimicrobial technology, Axenohl.

The recent EPA approval allows us to expand the existing Axen efficacy claims as a hard surface disinfectant to include a 30 second kill time on standard indicator bacteria, a 24 hour residual kill on standard indicator bacteria, a 2 minute kill time on some resistant strains of bacteria, 10 minute kill time on fungi, 30 second kill time on HIV Type I, and 10 minute kill time on other viruses. These claims distinguish the efficacy of Axen-30 from many of the leading commercial and consumer products currently on the market, while maintaining lower toxicity ratings.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2003 VERSUS THREE MONTHS ENDED APRIL 30, 2002 During the quarter, we continued to realize revenues from multiple product lines in our different divisions. In order to be more informative regarding distribution of revenues, discussion of revenues will be in terms of our water treatment segment and our bioscience segment, which includes silver ionization and pesticide divisions.

Revenues of $644,600 in the quarter ended April 30, 2003 were 27% lower than the $877,400 in revenues reported for the quarter ended April 30, 2002. The decrease was due to a decrease in sales in the biosciences division. During the quarter, water treatment division revenues of $632,900 were 9% higher than the $582,200 in the prior quarter. Bioscience segment revenues in the current quarter of $11,700 were 96% lower than the $295,200 in the prior quarter and reflect a large decrease in both silver ionization and pesticide product sales.

The increase in water treatment division revenues was due primarily to increased sales of Fillmaster systems which increased $68,700 from $260,200 in the quarter ended April 30, 2002 to $329,900 in recent quarter. The market continues to be very competitive, and we expect revenues from our commercial/retail water treatment products to continue their historic steady growth.

The decrease in pesticide product sales was due to the change in sales strategy implemented earlier this year, including a change from salaried sales employees to commissioned outside sales representatives. During the quarter, we continued to refocus our market strategy from marketing primarily to the pest control industry wholesalers to include marketing directly to major industry leaders. The change in sales and marketing strategy resulted in a decrease in sales as we restructure the pesticide division to more effectively target the professional pest control industry's need for highly effective but least toxic pest control products. We believe that our restructuring will result in increased sales, but we recognize that we face significant competition from larger, better capitalized companies in this market. We expect to see a shift toward increasing pest control product sales in the coming quarter.

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

The disinfectant market is highly competitive, and we anticipate that market acceptance of a brand new technology may be a long term achievement. In addition to competition challenges, we believe that the investment necessary to pursue research testing and regulatory approval for Axenohl products will continue to be significant. As we receive additional regulatory approvals for Axenohl, however, we expect revenues to develop quickly. For example, now that we have received EPA approval on the Clean Kill 30-part per million formulation of Axen, we expect to see a shift toward increasing Axenohl division product sales in the coming quarter and we believe that sales of Clean Kill 30 will have a significant impact on revenues in future.

We continue to believe that pesticide technologies will have a material impact on revenues in the coming quarters, and we continue to believe that the silver ion technologies will ultimately become the largest revenue generator for Innovative Medical Services.

Gross profit for the quarter ended April 30, 2003 was $221,400 versus $379,100 in 2002. Gross profit percentage of 34% in 2003 was lower when compared to 43% in 2002 because of the decrease in Axenohl sales associated with higher margins and the increase in Nutripure dealer program revenues which have proportionally lower margins.

Loss from operations for the quarter ended April 30, 2003 was $679,500 versus loss from operations of $578,500 for the same period in 2002. During the quarter, General and Administrative expenses remained virtually unchanged at $478,900 in fiscal 2003 versus $476,000 in fiscal 2002. Selling expense decreased approximately $70,900, or 31%, from $226,600 in 2002 to $155,700 in 2003 because of a decreased use of salaried sales personnel and an increase in the use of commissioned salespeople. Research and Development increased $11,200 over the same period in 2002 from $255,000 to $266,200. This increase was the result of continued time and resources devoted to the development and testing of our emerging pesticide and silver ion technology product lines.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2003 VERSUS NINE MONTHS ENDED APRIL 30, 2002
Revenues of $2,005,500 in the nine months ended April 30, 2003 were 22% lower than the $2,575,600 in revenues reported for the nine months ended April 30, 2002. The decrease was due to a decrease in sales in the biosciences division. During the recent nine months, water treatment division revenues of $1,928,000 were 21% higher than the $1,597,200 in the prior nine-month period. Bioscience segment revenues in the current period of $75,500 were 92% lower than the $978,400 in the prior nine-month period and reflect a large decrease in both silver ionization and pesticide product sales. The increase of $330,800 in water treatment division revenues was made up of an increase of $62,200 in Fillmaster product sales, a $94,900 increase in replacement filter sales, a $77,200 increase in Residential Water Treatment sales and an increase of $96,500 in the Nutripure dealer program revenues.

Gross profit for the nine months ended April 30, 2003 was $813,800 versus $1,271,500 in 2002. Gross profit percentage of 41% in 2003 was lower versus 49% in 2002 because of the decrease in Axenohl sales associated with higher margins and the increase in Nutripure dealer program revenues which have proportionally lower margins.

Loss from operations for the nine months ended April 30, 2003 was $2,375,400 versus a loss of $1,363,700 for the same period in 2002. Of the loss in the current period, $635,400 was non-cash start-up costs (651,000 warrants valued at $0.976 per warrant) used to acquire a three-part cross marketing and licensing agreement described below in the Liquidity and Capital Recourses section. Selling expense decreased approximately $136,800, or 24%, from $581,100 in 2002 to $444,300 in 2003 because of a decreased reliance on salaried sales personnel. During the current nine months, General and Administrative expenses decreased 7% or $63,700 from $1,482,800 in fiscal 2002 to $1,419,100 in fiscal 2003.
Administrative expenses were lower in spite of an increase in amortization costs associated with purchased patents and licenses. Research and Development costs were higher, increasing $119,300 or 21% from $571,200 in the nine months ended April 30, 2002 to $690,500 in the current period. The increase was due mainly to costs associated with development of bioscience division products, including Axenohl, RoachX, AntX and Clean Kill.

LIQUIDITY AND CAPITAL RESOURCES

From inception through April 30, 2003, we have financed our operations primarily through our initial public offering in August of 1996 and by subsequent private placement stock sales. In addition, the Company had obtained short term financing through a $500,000 line of credit. In September 2002 the Company renegotiated its line of credit and extended it until November 2003. The extension includes an increase from $500,000 to $600,000 at an interest rate of 1 1/2 % per month secured against the entire assets of the Company excluding the Axenohl patent. We believe that sales from our new product lines will not provide sufficient capital resources to sustain operations and fund product development through fiscal year 2003. In the short term, we expect to raise capital through equity sales as necessary to fund future growth until we operate above the break-even point. We continually evaluate opportunities to sell additional equity or debt securities, or obtain credit facilities from lenders to strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

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

The Company is currently attempting to strengthen its liquidity position by working with an investment banker to obtain financing consisting of a combination of debt and equity instruments. The Company requires an outside source of capital to fund planned projects relating to new product development and related product launches, research and development projects, regulatory approvals and the execution of the two Super Distribution agreements with Nickel Ltd. This is because the Company's operations are not expected to generate cash flows, within the next twelve months, sufficient to fund planned expansion. If funds are not available, the Company believes that it can maintain viability, if necessary, by scaling back current and planned expansion projects. The Company has no long-term debt.

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

During the fiscal nine months ended April 30, 2003, our current assets to liabilities ratio decreased from 1.07 to 0.49. Current assets decreased $492,800 from $1,291,200 at July 31, 2002 to $798,400 at April 30, 2003 due to a decrease in inventories associated with lower sales volume and a decrease in officer and employee loans. Current liabilities increased $414,500 from $1,120,000 to $1,624,500. This increase was due mainly to an increase in loans from shareholders of $100,000 and an increase in accounts payable of approximately $272,100.

Fixed assets decreased approximately 131,900 due mainly to depreciation of equipment. Noncurrent assets remained unchanged at $2,600,000 consisting almost entirely of Patents and Licenses.

Cash flows used from operations were $626,500 in the nine months April 30, 2003 and $691,900 in 2002. For fiscal 2003, cash flows used in investing activities included $10,800 for the purchase of machinery and equipment and $99,400 for the purchase of patents and licenses. In fiscal 2002 cash flows used in investing activities included $159,800 for the purchase of machinery and equipment and $87,200 for the purchase of patents and licenses.

Cash flows from financing activities were $538,500 in fiscal 2003 and $954,600 in fiscal 2002. Financing activities for the current period included the addition of $100,000 in loans payable from a line of credit renegotiated in September 2002. Cash flows from financing activities also included an increase of common stock of $538,500. During the current nine-month period the Company conducted a $250,000 private placement in which the Company issued 833,332 shares of common stock to six accredited investors at a price of $0.30 per share and a $200,000 private placement in which the Company issued 400,000 shares of common stock to six different accredited investors at a price of $0.50 per share. The Company also received $81,325 from the exercise of options. In the prior period, cash flows from financing activities included the addition of $500,000 in notes payable from a line of credit established in September 2001. Cash flows from financing activities in the prior period also included an increase of common stock of $435,300 which included a $400,000 private placement in which the Company issued 250,000 shares of common stock to eleven accredited investors at a price of $1.60 per share. The Company also received approximately $68,000 from the exercise of options.

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

On August 8, 2002, Billy Stapleton and Susie Stapleton filed a complaint for patent infringement in the United States District Court Eastern District of Tennessee at Knoxville, against Innovative Medical Services' product RoachX. On August 12, 2002 Billy and Susie Stapleton filed an amended complaint. On May 2, 2003 IMS filed its answer to amended complaint, denying allegations generally and specifically, and stating nine affirmative defenses to the amended complaint. IMS believes Stapleton's amended complaint is frivolous and without merit.

ITEM 2.

CHANGES IN SECURITIES

On December 16, 2002, 200,000 shares of common stock were issued in exchange for attorneys fees incurred in connection with the acquisition of the Axenohl patent. On January 28, 2003, an option on 12,500 shares was exercised. In January 2003 we conducted a private placement of common stock, and as a result, we issued 833,332 shares of common stock to six accredited investors at a price of $0.30 per share. In March 2003, we issued 12,250 in exchange for attorneys fees incurred in connection with the acquisition of the Axenohl patent. In April we conducted a private placement of common stock and, as a result, we issued 400,000 shares of common stock to 6 accredited investors at $0.50 per share. In May and June 2003, we conducted a private placement of common stock and, as a result, we issued 120,000 shares of common stock to 3 accredited investors at $0.50 per share. In May 2003, we issued 135,107 shares of common stock in exchange for financial advising services.

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

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

A. The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-B:

3.1 (1) -- Articles of Incorporation, Articles of Amendment and Bylaws 3.1.1(13) -- Articles of Amendment dated March 11, 2002
4.1  (1) -- Form of Class A Warrant
4.2  (1) -- Form of Class Z Warrant
4.3  (1) -- Form of Common Stock Certificate
4.4  (1) -- Warrant Agreement
4.5  (2) -- March 2000 Warrant
4.6  (3) -- January 2001 Warrant
4.7  (4) -- Convertible Debenture
4.8  (5) -- Convertible Debenture Purchase Agreement
4.9  (6) -- Convertible Debenture Warrant
10.1 (1) -- Employment Contract/Michael L. Krall
10.2 (7) -- Manufacturing, Licensing and Distribution Agreement dated March 26,
           2001
10.3 (8) -- Axenohl License Agreement
10.4 (9) -- Weaver - Roach X Assignment
10.5 (9) -- Dodo Agreement [CONFIDENTIAL TREATMENT REQUESTED FOR CERTAIN OMITTED
                            INFORMATION FILED SEPARATELY]
10.6 (8) -- Promissory Note of Michael Krall
10.7 (8) -- Promissory Note of Gary Brownell
10.8 (9) -- Nutripure Dealer Agreement
10.9 (9) -- Sales Finance Agreement
010.10 (10)-- ETIH2O, Inc., Acquisition Agreement
10.11 (11) -- NVID Litigation Settlement Agreement
10.12 (12) -- Addendum #1 to NVID Settlement Agreement
13 (13) -- Subsidiaries of the Registrant



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

B. Reports on Form 8-K:

         We filed a Form 8-K Current Report, Item 9, on April 1, 2003.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               INNOVATIVE MEDICAL SERVICES

                               (Registrant)


                     By:       /s/ Michael L. Krall
                               -------------------------------
                               Michael L. Krall, President/CEO
                               June 12, 2003



                     By:       /s/ Gary Brownell
                               --------------------------------------
                               Gary Brownell, Chief Financial Officer
                               June 12, 2003

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

Date:  June 13, 2003




/s/ Gary Brownell
-----------------------
Gary Brownell
Chief Financial Officer