Form 10KSB/A
period 2002-07-31
INNOVATIVE MEDICAL SERVICES
filed 2003-07-23
CIK 1006028

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


                                                        Water                         Reconciling
                                                      Treatment      Biosciences         Amounts       Consolidated
                                                    -----------      -----------      -----------      ------------
                            2001
                            ----
         Revenues
         Commercial Water Treatment
         --------------------------
             Fillmaster Products                     $1,224,200                                          $1,224,200
             -------------------
             Replacement Filters (Includes CSP 2000)    474,700                                             474,700
             --------------------------------------
         Residential Water Treatment                    190,800                                             190,800
         ---------------------------

         Water Dealer Program                           167,400                                             167,400
         --------------------
         Silver Ionization                                              $320,300                            320,300
         -----------------
         Pesticide                                                        32,300               -             32,300
         ---------                                   ----------         --------           -----           --------
              Total Revenues                         $2,057,100         $352,600           $   0        $ 2,409,700
         -------------------                         ==========         ========           =====        ===========

         Operating Income/(Loss)                      $ 210,600        $(360,600)    $(1,861,500)       $(2,011,500)
         -----------------------                      ---------        ----------    ------------       ------------
         Segment Assets                              $1,127,500         $789,900
         --------------                              ----------         --------




                                                        Water                         Reconciling
                                                      Treatment      Biosciences         Amounts       Consolidated
                                                    -----------      -----------      -----------      ------------
                            2002
                            ----
         Revenues
         Commercial Water Treatment
         --------------------------
             Fillmaster Products                     $1,161,800                                          $1,161,800
             -------------------
             Replacement Filters (Includes CSP 2000)    524,000                                             524,000
             ---------------------------------------
         Residential Water Treatment                    106,400                                             106,400
         ---------------------------

         Water Dealer Program                           396,700                                             396,700
         --------------------
         Silver Ionization                                              $683,100                            683,100
         -----------------
         Pesticide                                            -          334,400               -            334,400
         ---------                                   ----------         --------           -----           --------
              Total Revenues                         $2,188,900       $1,017,500           $   0        $ 3,206,400
         -------------------                         ==========         ========           =====        ===========

         Operating Income/(Loss)                      $ 186,100        $(717,300)    $(1,691,300)       $(2,222,500)
         -----------------------                      ---------        ----------    ------------       ------------
         Segment Assets                              $  790,200       $2,450,100
         --------------                              ----------       ----------




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



/s/ MICHAEL L. KRALL                                July 23, 2003
----------------------------------------         -------------------------
Michael L. Krall, Chairman/President/CEO



Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                   NAME                     TITLE                                      DATE

/s/ GREGORY BARNHILL                        Director                                  July 23, 2003
-------------------------------------------                                           ----------------
Gregory Barnhill

/s/ DENNIS BROVARONE                        Director                                  July 23, 2003
-------------------------------------------                                           ----------------
Dennis Brovarone

/s/ GARY BROWNELL                           Chief Financial Officer and Director      July 23, 2003
-------------------------------------------                                           ----------------
Gary Brownell

/s/ PATRICK GALUSKA                         Director                                  July 23, 2003
-------------------------------------------                                           ----------------
Patrick Galuska

/s/ MICHAEL L. KRALL                        President/CEO and Director                July 23, 2003
-------------------------------------------                                           ----------------
Michael L. Krall

/s/ EUGENE PEISER                           Director                                  July 23, 2003
-------------------------------------------                                           ----------------
Eugene Peiser

/s/ DONNA SINGER                            Executive Vice President and Director     July 23, 2003
-------------------------------------------                                           ----------------
Donna Singer

                                 CERTIFICATIONS

I, Michael L. Krall, certify that:

1. I have reviewed this annual report on Form 10-KSB of Innovative Medical Services;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 23, 2003


/s/ Michael L. Krall
--------------------
Michael L. Krall
President/CEO

                                 CERTIFICATIONS

I, Gary Brownell, certify that:

1. I have reviewed this annual report on Form 10-KSB of Innovative Medical Services;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 23, 2003


/s/ Gary Brownell
-----------------
Gary Brownell
Chief Financial Officer