Form 10KSB/A
period 2001-07-31
INNOVATIVE MEDICAL SERVICES
filed 2003-08-07
CIK 1006028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Form 10-KSB /A

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

Explanatory note on amendment

The Registrant has filled this amendment to reflect changes made to its financial statements for the fiscal year ended July 31, 2002 with respect to the writing off of certain start up costs which had been previously capitalized. The Amendment revises and replaces the following sections:

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations ;

Item 7. Financial Statements and Notes to Financial Statements

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

Net loss for the year ended July 31, 2001 was $2,011,500 versus net loss of $2,389,400 for the same period in 2000. During the year, General and Administrative expenses increased 1% or $11,800 from $1,789,800 in fiscal 2000 to $1,778,000 in fiscal 2001. Selling expense increased approximately $186,700, or 31%, from $595,100 in 2000 to $781,800 in 2001 because of increased costs associated with development of marketing materials, hiring of additional sales personnel, trade shows and product launches for the Nutripure dealer program, and the silver ion and pesticide divisions.

During the year ended July 31, 2001 the Company expended $230,000 in an effort to acquire and setup a Korean corporation. The Company originally capitalized these costs as Deferred Acquisition costs. The Company later determined the venture was not feasible and decided not to go forward with the project. The total costs were written-off as Abandoned Projects at July 31, 2002. As discussed in Note 2 of our financial statements, we now believe the treatment of these costs was not correct. The accompanying financial statements now show these costs as expensed when incurred as Start-up Costs. The income statement effect of this restatement is to increase the net loss at July 31, 2001 by $230,000 and to decrease the net loss at July 31, 2002 by $230,000. The balance sheet effect is to show a decrease in Deferred Acquisition Costs in 2001 of $230,000.

In addition to the ongoing expansion of the water dealer program, distribution of our other products in the Water Treatment Division continues to grow. A competitor in the industry, Freshwater Systems, had a significant effect on our revenues in fiscal year 2000, but our sales have begun to recover. Fillmaster system sales increased 6% from fiscal year 2000 to 2001, and Fillmaster replacement filter sales increased 24% from fiscal year 2000 to 2001. Although the market for our pharmacy products is maturing in that there is a decreasing number of pharmacy chains that do not have water filtration products, and that we have sold systems to most major chains, Fillmaster sales to additional chain pharmacies are steady, as are replacement filter sales to existing customers. The focus for further Fillmaster sales will be on incremental and upgrade sales to individual pharmacies within current chain accounts, although we are still actively pursuing Fillmaster sales to remaining chains. We work to retain Fillmaster customers with our Customer Service Plan 2000, a multi-year service and warranty contract. Fillmaster customers that subscribe to our Customer Service Plan have contracted to continue purchasing; otherwise, customers do not have an obligation to continue historic purchasing patterns.

Although retail sales of Nutripure 2000 and Nutripure Sport Bottles comprise only 11% of Water Treatment Division Sales, we continue to receive and fulfill reorders and new orders.. . In addition to retail sales, we are conducting a direct mail program with these products.

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

Cash flows used from operations were $1,338,500 in fiscal year 2001 and $1,311,900 in 2000. For fiscal year 2001 cash flows used in investing activities included $40,300 for the purchase of machinery and equipment and $621,100 for the purchase of patents and licenses. In fiscal 2000 cash flows used in investing activities included $503,100 for the purchase of machinery and equipment and for website development and $57,100 for the purchase of patents and licenses. Also, we incurred $148,700 in deferred acquisition costs during fiscal 2000. Cash flows from financing activities were $1,085,700 in fiscal 2001 and $3,120,100 in fiscal 2000. Financing activities for the current year included a decrease of $210,600 in notes payable. Cash flows from financing activities during the year included the following common stock transactions:

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

Item 7.  Financial Statements






                           INNOVATIVE MEDICAL SERVICES

                        CONSOLIDATED FINANCIAL STATEMENTS
               For the Years Ended July 31, 2001 and July 31, 2000

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

     The accompanying financial statements as of July 31, 2001 and 2000 and for the years then ended have been restated to correct errors as described in Note 2.

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

/s/ Miller and McCollom

MILLER AND MCCOLLOM
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado

October 19, 2001 except for the third paragraph above and Note 2, which is as of June 13, 2003.


CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------
                                                         July 31         July 31
                                                          2001             2000
                                                        Restated         Restated
                                                        (Note 2)         (Note 2)
                                                     -------------   -------------
Cash and cash equivalents                            $    207,092    $  1,121,316
Restricted cash                                                --         204,887
Accounts receivable, net of allowance for doubtful
     accounts of $ 115,000 at July 2001
     and $225,000 at July 31, 2000                        570,733         411,323
Due from officers and employees                           240,001         226,729
Inventories                                               711,018         796,136
Prepaid expenses                                          182,556          33,975
                                                       ----------      ----------
     Total current assets                               1,911,400       2,794,366
                                                       ----------      ----------

Property, plant and equipment                             903,072       1,056,252
                                                       ----------      ----------
     Total property, plant and equipment                  903,072       1,056,252
                                                       ----------      ----------


Deposits                                                    8,127          14,083
Patents and licenses                                    1,014,282         300,910
Deferred acquisition costs                                     --         202,542
                                                       ----------      ----------

     Total noncurrent assets                            1,022,409         517,535
                                                       ----------      ----------

Total assets                                         $  3,836,881    $  4,368,153
                                                       ==========    ============


LIABILITIES AND STOCKHOLDERS EQUITY
Accounts payable                                     $    543,992    $    308,812
Accrued liabilities                                        96,691          71,400
Notes payable                                                  --         210,592
                                                       ----------      ----------

     Total current liabilities                            640,683         590,804
                                                       ----------      ----------

Minority interest payable                                      --          61,697
                                                       ----------      ----------


Common stock, no par value: authorized
     20,000,000 shares, issued and outstanding
      6,954,699 at July 31, 2001 and

      5,942,902 at July 31, 2000                       11,510,915      10,018,873
Class A warrants: issued and outstanding 3,686,000
     warrants                                             108,750         108,750
Accumulated deficit                                    (8,423,467)     (6,411,971)
                                                       ----------      ----------

     Total stockholders' equity                         3,196,198       3,715,652
                                                       ----------      ----------

Total liabilities and stockholders' equity           $  3,836,881    $  4,368,153
                                                       ==========     ===========



   The accompanying notes are an integral part of these financial statements.


CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------------------------------
                                                                            For Year Ended
                                                                             July 31 2001

                                                                       2001                   2000
                                                                     Restated               Restated
                                                                     (Note 2)               (Note 2)
                                                                  ------------            -------------
Net sales                                                          $ 2,409,721              $ 1,661,462
Cost of sales                                                        1,362,670                1,097,419
                                                                  ------------             ------------
Gross profit                                                         1,047,051                  564,043
                                                                  ------------             ------------

Selling expenses                                                       781,810                  595,142
General and administrative expenses                                  1,789,783                1,777,903
Research and development                                               292,964                  114,756
Start-up costs                                                         230,000                       --
Impairment of long lived assets                                             --                  505,433
                                                                  ------------             ------------

Total operating costs                                                3,094,557                2,993,234
                                                                  ------------             ------------

Operating income (loss)                                             (2,047,506)              (2,429,191)
                                                                  ------------             ------------
Other income and (expense):
Interest income                                                         33,738                   34,763
Interest Expense                                                       (11,100)                 (73,990)
Loss on abandoned assets                                                    --                  (40,200)
                                                                  ------------             ------------

Total other income (expense)                                            22,638                  (79,427)
                                                                  ------------             ------------

Income (loss) before income taxes, minority
     Interest in subsidiary operations and
     change in accounting principle                                 (2,024,868)              (2,508,618)

Federal and state income taxes                                           1,600                      800
                                                                  ------------             ------------

Income (loss) before minority interest in subsidiary
     operations and change in accounting principle                  (2,026,468)              (2,509,418)

Minority interest in subsidiary operations                              14,972                   40,103
                                                                  ------------             ------------

Net income (loss) before cumulative
     change in accounting principle                                 (2,011,496)              (2,469,315)

Cumulative effect of change
     in accounting principle                                                --                   79,896
                                                                  ------------             ------------

Net income (loss)                                                 $ (2,011,496)            $ (2,389,419)
                                                                  ============             ============


Net income (loss) per common share before change
     in accounting principle (basic)                                $    (0.31)                   (0.49)
Cumulative effect of change
     in accounting principle                                                --                     0.02
                                                                  ------------             ------------

Net income (loss) per common share (basic)                          $    (0.31)              $    (0.47)
                                                                  ============             ============

Net income (loss) per common share before change
     in accounting principal (diluted)                              $    (0.31)                   (0.49)
Cumulative effect of change
     in accounting principle                                                --                     0.02
                                                                  ------------             ------------
Net income (loss) per common share (diluted)                        $    (0.31)              $    (0.47)
                                                                  ============             ============




CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICITS
----------------------------------------------------------------
Balance, beginning of period                                      $ (6,411,971)            $ (3,993,399)

Prior period adjustment (see note 12)                                                           (29,153)

Net income (loss)                                                   (2,011,496)              (2,389,419)
                                                                  ------------            -------------
Balance, end of period                                            $ (8,423,467             $ (6,411,971)
                                                                  ============            =============





   The accompanying notes are an integral part of these financal statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------

                                                                                 For the Year Ended
                                                                                       July 31

                                                                                2001            2000
                                                                              Restated        Restated
                                                                              (Note 2)        (Note 2)
                                                                            -------------  ---------------
Cash flows from operating activities
     Net income (loss)                                                    $ (2,011,496)    $ (2,389,419)

     Adjustments to reconcile net income to net cash provided by operating activities:

         Amortization                                                           96,961          185,735
         Depreciation                                                          193,477          159,624
         Minority interest in subsidiary operations                            (61,697)          61,697
         Impairment of long lived assets                                             -          505,433
         Loss on abandoned assets                                                    -           40,200
     Changes in assets and liabilities:
         (Increase) decrease in restricted cash                                204,887              687
         (Increase) decrease in accounts receivable                           (159,409)         378,843
         (Increase) decrease in due from officers and employees                (13,272)         112,795
         (Increase) decrease in prepaid expense                                 60,489            3,103
         (Increase) decrease in inventory                                       85,118          (76,163)
         (Increase) decrease in deposits                                         5,956           (7,508)
         Increase (decrease) in accounts payable                               235,180         (286,136)
         Increase (decrease) in accrued liabilities                             25,292             (822)
                                                                           -----------      -----------
             Net cash provided (used) by operating
                 activities                                                 (1,338,514)      (1,311,931)
                                                                           -----------      -----------

Cash flows from investing activities
     Purchase of property, plant and equipment                                 (40,297)        (503,100)
     Purchase of patents and licenses                                         (621,114)         (57,099)
     Deferred acquisition costs                                                      -         (148,691)
                                                                           -----------      -----------

             Net cash (used) in investing activities                          (661,411)        (708,890)
                                                                           -----------      -----------

Cash flows from financing activities
     Proceeds from debt obligations                                            200,000          275,436
     Payments on debt obligations                                             (210,592)        (510,910)
     Proceeds from sale of common stock                                      1,096,293        3,355,555
                                                                           -----------      -----------

             Net cash provided by financing activities                       1,085,701        3,120,081
                                                                           -----------      -----------

             Net increase (decrease) in cash and cash
                 equivalents                                                  (914,224)       1,099,260

Cash at beginning of period                                                  1,121,316           22,056
                                                                           -----------      -----------

Cash at end of period                                                        $ 207,092      $ 1,121,316
                                                                           -----------      -----------

Supplemental disclosures of cash flow information
     Cash paid for interest paid                                             $  11,100         $ 73,990
     Cash paid for taxes paid                                                $   1,600         $    800
     Noncash investing and financing activities:
     Value of shares issued in exchange for Nutripure.com minority interest  $ 550,011         $      -
     Value of shares issued in exchange for ETI H2O                          $ 140,953         $      -





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

         In November 2000, Innovative Medical Services acquired 100% of the stock of ETIH2O, Inc., a Florida corporation, for 56,381 shares of IMS stock valued at $140,953 ($2.50 per share). The transaction was recorded using the purchase method of accounting. The assets acquired and liabilities assumed are as follows:

                Assets:
                             Notes Receivable                       $   33,655
                             Inventories                                32,077
                             Equipment                                  16,932
                             Licensing & Distribution Rights           118,324
                                                                    ----------
                       Total Assets                                    200,988
                Liabilities:
                             Notes Payable - IMS                        60,035
                                                                    ----------
                       Equity                                        $ 140,953
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

                           Innovative Medical Services
                   Notes to Consolidated Financial Statements
                       See Independent Accountants' Report



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

                           Innovative Medical Services
                   Notes to Consolidated Financial Statements
                       See Independent Accountants' Report


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

         Inventory Cost Method
         Inventories are stated at the lower of cost or market determined by the Average Cost method and net realizable value. Inventories at July 31 consisted of:

                                              2001                 2000
                                           ------------        -------------
               Finished Goods           $       246,374       $     108,528
               Work in Progress                 150,815             180,770
               Raw Materials                    313,829             507,410
                                           ------------        -------------
                                        $       711,018       $     796,708
                                           ------------        -------------

                           Innovative Medical Services
                   Notes to Consolidated Financial Statements
                       See Independent Accountants' Report

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

                           Innovative Medical Services
                   Notes to Consolidated Financial Statements
                       See Independent Accountants' Report




         Following is a reconciliation of the weighted average number of shares actually outstanding with the number of shares used in the computations of loss per common share:


                                                                For the Years Ended
                                                         July 31, 2001    July 31, 2000
                                                         -------------   --------------
  Shares outstanding                                          6,954,699        5,942,903

  Weighted average number of shares actually outstanding
                                                              6,420,926        5,056,141
  Stock Options                                               1,815,625        1,214,309
  Warrants                                                    1,797,500        1,798,125
                                                            -----------      -----------
       Total weighted average shares                         10,034,051        8,068,575
                                                            -----------      -----------
  Net income (loss) before cumulative
       Change in accounting principle                      $ (2,011,496)     $(2,469,315)

  Cumulative change in accounting principle                          --           79,896
                                                             -----------      -----------
  Net income (loss)                                        $ (2,011,496)     $(2,389,419)
                                                            ===========      ===========

  Basic net earnings (loss) per share
       Net income (loss) per common share
        before change in accounting principle               $     (0.31)     $     (0.49)
       Cumulative effect of change in
        accounting principle                                         --             0.02
                                                            -----------      -----------
        Net income (loss) per common share                  $     (0.31)     $     (0.47)
                                                            ===========      ===========

    Diluted net earnings (loss) per share
       Net income (loss) per common share
        before change in accounting principle               $     (0.31)     $     (0.49)
       Cumulative effect of change in
        accounting principle                                         --             0.02
                                                            -----------      -----------
        Net income (loss) per common share                  $     (0.31)     $     (0.47)
                                                            ===========      ===========

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

                           Innovative Medical Services
                   Notes to Consolidated Financial Statements
                       See Independent Accountants' Report



         Income Taxes
         The current provisions for income taxes of $1,600 for fiscal year ended July 31, 2001 and $800 for July 31, 2000 is the minimum franchise tax paid to the State of California regardless of income or loss.

         At July 31, 2001, the Company has financial, federal, and California tax net operating loss carryforwards of approximately $7,146,000, and $6,523,000, and $3,073,000, respectively. At July 31, 2000, the Company has financial, federal, and California tax net operating loss carryforwards of approximately $5,594,000. $5,076,000, and $2,377,000, respectively. The difference between the financial reporting and the federal tax loss carryforward is primarily due to accrued expenses and valuation allowances reported in the financials but not deductible for tax purposes. The difference between federal and California tax loss carryforwards is primarily due to the fifty percent limitation on California loss carryforwards. The federal tax loss carryforwards will begin expiring in the fiscal year ended July 31, 2011, unless previously utilized and will completely expire in fiscal year ended July 31, 2020. The California tax loss carryforwards will begin expiring in fiscal year ended July 31, 2001, unless previously utilized and will completely expire in fiscal year ended July 31. 2010.

         The Company adopted Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, beginning in fiscal year ended July 31, 1993. The adoption had no impact on 1993 results. In accordance with this new standard, the Company has recorded total deferred tax assets of $ 1,304,000 and $ 1,181,000 for the fiscal years ended July 31, 2001 and 2000, respectively. Realization of these deferred tax assets, which relate to operating loss carryforwards and timing differences, is dependant on future earnings. The timing and amount of future earnings are uncertain and therefore, the valuation allowance had been established. The increase in the valuation allowance on the deferred tax asset during the fiscal year ended July 31, 2001 was $123,000.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:


                                                                      July 31             July 31
                                                                        2001                2000
                                                                        ----                ----
                Net operating loss carryforward                   $ 1,263,000         $ 1,108,000
                Depreciation and amortization                               0                   0
                Accrued expenses and calculation allowances            36,000              71,000
                Other                                                   5,000                2000
                                                                        -----                ----
                Total deferred tax assets                           1,304,000           1,181,000

                Valuation allowance for deferred tax assets        (1,304,000)         (1,181,000)
                                                                  -----------         -----------
                     Net deferred tax assets                     $          0           $       0
                                                                ===============        ==========

                           Innovative Medical Services
                   Notes to Consolidated Financial Statements
                       See Independent Accountants' Report



Note 2. Restatement of Financial Statements

         Year Ended July 31, 2001 - Start-up Costs and Warranty Liability
         The accompanying financial statements have been restated to correct an error in the recording and reporting of Start-up Costs and the Warranty Liability of the Company.

         The Company expended $230,000 during the year ended July 31, 2001 and an additional $47,831 during the July 31, 2002 fiscal year in an effort to acquire and setup a Korean corporation. The Company capitalized these costs as Deferred Acquisition costs as incurred. The Company later determined the venture was not feasible and decided not to go forward with the project. The total costs of $277,831 were written-off as Abandoned Projects at July 31, 2002. We now believe the treatment of these costs was not correct. The accompanying financial statements now show these costs as expensed when incurred as Start-up Costs. The income statement effect of this restatement is to increase the net loss at July 31, 2001 by $230,000 and to decrease the net loss at July 31, 2002 by $230,000. The balance sheet effect is to show a decrease in Deferred Acquisition Costs in 2001 of $230,000.

         In previous years the Company had not recorded a liability for its future warranty obligation. Because the Company has now computed and booked this liability the accompanying financial statements have been restated to include this obligation. The warranty liability was $29,153 at July 31, 1999 and is shown as a prior period adjustment on the Consolidated Statements of Accumulated Deficits. A liability of $33,791 at July 31, 2001 and $34,520 at July 31, 2000 are now included in Accrued Liabilities. The income statement effect of theses items was to reduce net loss at July 31, 2001 in $729 and to increase net loss at July 31, 2000 of $5,367.


         Year Ended July 31, 2000 - Write Down of Impaired Assets And Change in Asset Lives
         Ampromed was purchased in October 1998 to enable the Company to take advantage of the lucrative markets for medical and dental supplies in Brazil and other South American countries and to later introduce and distribute its water purification products to these markets. Since the acquisition the economic conditions in the region have declined and implementation of the project has been delayed. The Company no longer has immediate plans to import medical and dental supplies into Brazil but believes, however, that Ampromed is a vital part of its plan to market and sell "Axenohl", RoachX and the Nutripure line of water treatment products. The Company believes there is considerable value in owning a Brazilian Limitada but has reassessed the value of the goodwill and the customer list it purchased. Statement of Financial Accounting Standards No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of) requires an entity to review long-lived assets and identifiable intangible assets when, among other factors, there is a change in the extent or manner in which an asset is to be used or when there is a significant change in the business climate that could affect the value of an asset. Because the Company suspended its plans to market medical and dental supplies in Brazil in May of 2000 it believes the Goodwill and Customer List assets should be written off, and the value of the Limitada license to do business in Brazil should be written down to what it would cost to acquire in today's market. This is estimated to be approximately $150,000 and is being amortized over its expected useful life of 15 years.

                           Innovative Medical Services
                   Notes to Consolidated Financial Statements
                       See Independent Accountants' Report


         At the date of acquisition of Ampromed the Company established amortization periods for the assets purchased at the maximum allowable life of 40 years. We now believe these estimated lives were too long and the life of the goodwill should have been set at 5 years to reflect a more reasonable amortization expense under the circumstances and the uncertainty involved in commitments from a foreign government. Also, an analysis of the customer list based on original estimates indicates that a 6 year life is a more appropriate amortization period for this intangible asset. In addition, instead of the straight-line method, the Company has computed an accelerated method of amortization for the customer list based on an analysis of expected future cash flows at July 31, 1999 and July 31, 2000. The effect of this restatement is to increase General and Administrative Expense by an increase to amortization cost of $152,800 in the year ended July 31,1999. The effect of the restatement in the year ended July 31, 2000 is a write down of impaired asset charge of $505,400 and an increase in General and Administrative Expense by an increase to amortization cost of $133,20

Note 3. Cash and Cash Equivalents

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

Note 4. Restricted Cash

         At July 31, 2001, the Company had no restricted cash. At July 31, 2000, the Company's restricted cash consisted of a certificate of deposit of $205,574. These certificates of deposit were held by a bank, as security for a line of credit with the same bank (Note 6).

Note 5. Due from Officers and Employees

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

Note 6. Property, Plant and Equipment

         The following is a summary of property, plant, and equipment - at cost, less accumulated depreciation:

                                                             July 31, 2001             July 31, 2000
                                                      ---------------------    ----------------------
                    Computers and equipment           $          1,061,197       $           927,257

                    Furniture and fixtures                         103,855                   100,630

                    Website                                        207,916                   207,916

                    Vehicle                                         50,985                    50,985

                    Leasehold improvements                         307,606                   304,623

                                                      ---------------------    ----------------------
                                                                 1,731,559                 1,591,411

                    Less: accumulated depreciation

                             and amortization                      828,487                   535,159
                                                      ---------------------    ----------------------

                             Total                    $            903,072       $         1,056,252
                                                      ---------------------    ----------------------

         Depreciation expense charged to general and administrative expense for the years ended July 31, 2001 and July 31, 2000 was $193,477and $159,624, respectively.

                           Innovative Medical Services
                   Notes to Consolidated Financial Statements
                       See Independent Accountants' Report


Note 7. Debt

         The details relating to debt are as follows:

                                                                      July 31, 2001       July 31, 2000
                                                                      -------------        ------------


           Line of Credit Community 1st Bank $200,000 line of credit, interest at 8.35% Due and payable February 25, 2001
          Secured by certificate of deposit of $205,574               $         -         $    196,009


           Line of Credit Flagship Capital, Inc. for financing of accounts payable, interest at 9% payable at $15,823 monthly beginning March 17, 2000.

                                                                                 -               14,583

                                                                       -----------          -----------

           Total notes payable                                                   -              210,592

           Current maturities of notes payable included in
           current liabilities                                                   -              210,592
                                                                      ------------          -----------

           Total long term debt                                       $          -         $          -
                                                                      ------------         ------------

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

                           Innovative Medical Services
                   Notes to Consolidated Financial Statements
                       See Independent Accountants' Report



Note 9. Capital Stock

         The following schedule summarizes the change in capital stock:

                                      Common            Common
                                      Stock             Stock         A Warrants        A Warrants      Z Warrants
                                      Shares              $             Issued               $            Issued
                                   -------------    ---------------  -------------      ------------   -------------
         Balance, July 31, 1999       4,392,242          6,663,318      3,687,500           108,750         785,000

         Sale of stock                  783,250            759,055              -                 -               -

         Private placement              767,411          2,596,500              -                 -               -
                                        -------          ---------      ----------          ---------     ----------

         Balance, July 31, 2000       5,942,903         10,018,873      3,687,500           108,750         785,000

         Sale of stock                  245,467            640,884

         Private placement              421,314            851,158

         Stock Dividends                121,961                  -

         Acquisitions                   223,054                  -
                                        -------

         Balance, July 31, 2001       6,954,699        $11,510,915      3,687,500          $108,750         785,000
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

Note 10. Related Party Transactions

         See Note 4 and Note 10.

Note 11. Stock Option Plans

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

                           Innovative Medical Services
                   Notes to Consolidated Financial Statements
                       See Independent Accountants' Report


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

                                                                          Weighted-Average
                                               Number of Shares          Exercise Price ($)
                                             ------------------------- -----------------------
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
                                                    ==========

                           Innovative Medical Services
                   Notes to Consolidated Financial Statements
                       See Independent Accountants' Report






                                                      Outstanding                           Exercisable
                                                 Weighted      Weighted
        Range of                   Number        Average        Average                              Weighted
        Exercise                   Shares          Life        Exercise            Number             Average
        Prices               Outstanding        (in years)      Price            Exercisable           Price
        -------------------- --------------- --------------- ---------------- ------------------ ------------
               $0.56               285,000          2.0         $ 0.56              235,000       $    0.56
               $1.00               553,750          1.9         $ 1.00              352,500       $    1.00
          $1.31 to $1.50           274,966          3.7         $ 1.45              176,875       $    1.48
          $1.63 to $1.90           315,000          3.6         $ 1.71              165,000       $    1.79
          $2.00 to $2.50           900,000          3.0         $ 3.01              480,000       $    2.01
          $2.93 to $3.20           406,250          3.3         $ 3.01              406,250       $    3.01
                                  --------                                         --------
                                 2,734,966          2.9         $ 1.72            1,815,625       $    1.78
                                 =========                                        =========

Note 12. Pension Plan

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

Note 13. Credit Risk and Fair Value of Financial Instruments

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

Note 14. Cumulative Change in Accounting Principle

         During fiscal years 1999 and 2000, the Company incurred approximately $208,000 in development costs related to construction of the Nutripure.com website. These costs were originally expensed as incurred. In the accompanying financial statements, these costs have been retroactively capitalized and included in fixed assets at July 31, 2000 in compliance with SOP 98-1 (Statement of Position issued by the Accounting Standards Executive Committee). Of these costs, $79,900 were incurred in prior years and are shown as a change in accounting principle consistent with EITF Issue No. 00-2 - Emerging Issues Task Force Issue titled: Accounting for Web Site Development Costs dated March 16, 2000.

                           Innovative Medical Services
                   Notes to Consolidated Financial Statements
                       See Independent Accountants' Report



Note 15. Business Segment and Sales Concentrations

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

         The Company plans to utilize multiple forms of analysis and control to evaluate the performance of the segments and to evaluate investment decisions. In general, gross margin and Earnings Before Interest Depreciation and Amortization (EBITDA) are deemed to be the most significant measurements of performance, although collection volumes and certain controllable costs also provide useful "early warning signs" of future performance. Because the Company has just recently changed to multiple segments, historical data on gross profit and income from operations is not available. However, the following is a summary of segment revenues at July 31, 2001:

                                                                         %                      % Total
                                                   Fiscal Year End     Total     Fiscal Year      Sales
                                                        2001           Sales      End 2000
         Water Treatment Division
              Commercial Water Treatment               $1,698,900        71%      $1,597,500        96%
              Residential Retail Water Treatment         $190,800         8%         $29,800         2%
              Nutripure Dealer Program                   $167,400         7%         $34,200         2%

         Bioscience Division

              Silver Ion Technology                      $320,300        13%               -         -
              Pest Management Technology                  $32,300         1%               -         -
                                                       ----------                -----------
         Total Revenues                                $2,409,700                 $1,661,500

         Significant customers primarily consisted of domestic retail chain pharmacies. Sales concentrations to major chain stores were approximately $1,294,600 and export sales were $390,100 for the year ended July 31, 2001. No customer accounted for more than 10% of consolidated sales.

Note 16.  Stock Dividend and Share Exchange

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

                           Innovative Medical Services
                   Notes to Consolidated Financial Statements
                       See Independent Accountants' Report



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



/s/ MICHAEL L. KRALL                                August 4, 2003
----------------------------------------            --------------
Michael L. Krall, Chairman/President/CEO



Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                        TITLE                                  DATE
/s/ DENNIS BROVARONE                        Director                               August 4, 2003
-------------------------------------------                                        --------------
Dennis Brovarone

/s/ GARY BROWNELL                           Chief Financial Officer and Director   August 4, 2003
-------------------------------------------                                        --------------
Gary Brownell

/s/ PATRICK GALUSKA                         Director                               August 4, 2003
-------------------------------------------                                        --------------
Patrick Galuska

/s/ MICHAEL L. KRALL                        President/CEO and Director             August 4, 2003
-------------------------------------------                                        --------------
Michael L. Krall

/s/ EUGENE PEISER                           Director                               August 4, 2003
-------------------------------------------                                        --------------
Eugene Peiser

/s/ GREGORY BARNHILL                        Director                               August 4, 2003
-------------------------------------------                                        --------------
Gregory Barhill