Form 10QSB/A
period 2001-10-31
INNOVATIVE MEDICAL SERVICES
filed 2003-08-07
CIK 1006028

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



         Commission File number 0-21019

                           INNOVATIVE MEDICAL SERVICES
                           ---------------------------
                 (Name of small business issuer in its charter)


                      California                             33-0530289
   ------------------------------------------------    ------------------------
   (State or other jurisdiction of incorporation or     (IRS Employer
                  organization)                       Identification No.)




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

Item 1.    Financial Statements and Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations;





     The interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the financial statements not misleading.

CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------

                                                                      (Unaudited)
                                                                       October 31      July 31
                                                                         2001            2001
                                                                        Restated        Restated

ASSETS                                                                  (Note 2)        (Note 2)
                                                                        --------       ---------

Current Assets

     Cash and cash equivalents                                         $ 101,917       $ 207,092
     Accounts receivable, net of allowance for doubtful
        accounts of $ 100,000 at October 2001
        and $115,000 at July 31, 2001                                    534,177         570,733
     Due from officers and employees                                     256,936         240,001
     Inventories                                                         621,439         711,018
     Prepaid expenses                                                    176,799         182,556
                                                                         --------        -------

        Total current assets                                           1,691,268       1,911,400
                                                                       ----------      ---------

Property, Plant and Equipment

     Property, plant and equipment                                       842,192         903,072
                                                                         --------        -------

        Total property, plant and equipment                              842,192         903,072
                                                                         --------        -------

Noncurrent Assets

     Deposits                                                              8,127           8,127
     Patents and licenses                                              1,071,704       1,014,282
                                                                       ----------      ---------

        Total noncurrent assets                                        1,079,831       1,022,409
                                                                       ----------      ---------


     Total assets                                                    $ 3,613,291     $ 3,836,881
                                                                     ============    ===========

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities

     Accounts payable                                                  $ 351,043       $ 543,992


     Accrued liabilities                                                 106,368          96,691


     Notes payable                                                       300,000               -
                                                                         --------        -------

        Total current liabilities                                        757,411         640,683
                                                                         --------        -------

Stockholders' Equity

     Common stock, no par value: authorized
        20,000,000 shares, issued and outstanding
         6,974,699 at October 31, 2001 and

         6,954,699 at July 31, 2001                                   11,670,446      11,619,665


     Accumulated deficit                                              (8,814,566)     (8,423,467)
                                                                      -----------     -----------

        Total stockholders' equity                                     2,855,880       3,196,198
                                                                       ----------      ---------

     Total liabilities and stockholders' equity                      $ 3,613,291     $ 3,836,881
                                                                     ============    ===========



CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

-------------------------------------------------------------------------------

                                                 For The Three Months Ended
                                                           October 31
                                                           ----------
                                                     2001             2000
                                                   Restated
                                                   (Note 2)
                                                 -------------    -------------
Net sales                                          $ 864,028        $ 366,126
Cost of sales                                        487,864          164,077
                                                     --------         -------

Gross profit                                         376,164          202,049
                                                     --------         -------

Selling expenses                                     234,409          174,518
General and administrative expenses                  459,953          445,473
Research and development                              70,823           50,985
                                                      -------          ------

Total operating costs                                765,185          670,976
                                                     --------         -------

Operating income (loss)                             (389,021)        (468,927)
                                                    ---------        ---------

Other income and (expense):
Interest income                                          212           14,599
Interest Expense                                      (1,690)              -
                                                      -------          -----

Total other income (expense)                          (1,478)          14,599
                                                      -------          ------

Income (loss) before income taxes, minority
      interest in subsidiary operations             (390,499)        (454,328)

Federal and state income taxes                           600              200
                                                         ----             ---

Income (loss) before minority interest in
      subsidiary operations                         (391,099)        (454,528)

Minority interest in subsidiary operations                 -           14,972
                                                  -----------          ------

Net income (loss)                                 $ (391,099)      $ (439,556)
                                                  ===========      ===========


Net income (loss) per common share (basic)           $ (0.06)         $ (0.07)
                                                     ========         ========

Net income (loss) per common share (diluted)         $ (0.06)         $ (0.07)
                                                     ========         ========



CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICITS
-------------------------------------------------------------------------------

                                                  Three Months
                                                     Ended         Year Ended
                                                  October 31        July 31

                                                     2001             2001
                                                 ------------------------------
Balance, beginning of period                    $ (8,423,467)    $ (6,411,971)

Net income (loss)                                   (391,099)      (2,011,496)
                                                    ---------      -----------
Balance, end of period                          $ (8,814,566)    $ (8,423,467)
                                                =============    =============


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------------------------------

                                                                             For The Three Months Ended
                                                                                     October 31
                                                                                2001            2000
                                                                              Restated
                                                                              (Note 2)
                                                                            -------------  ---------------

Cash flows from operating activities
     Net income (loss)                                                       $ (391,099)     $ (439,556)

     Adjustments to reconcile net income to net cash provided by operating activities:

         Amortization                                                            14,165          21,192
         Depreciation                                                            67,315          47,500
         Minority interest in subsidiary operations                                   -         (14,972)
     Changes in assets and liabilities:
         (Increase) decrease in restricted cash                                       -          (3,036)
         (Increase) decrease in accounts receivable                              36,556         105,665
         (Increase) decrease in due from officers and employees                 (16,935)         (6,592)
         (Increase) decrease in prepaid expense                                   5,757         (67,814)
         (Increase) decrease in inventory                                        89,579         (92,644)
         (Increase) decrease in deposits                                              -           5,956
         Increase (decrease) in accounts payable                               (192,949)        105,017
         Increase (decrease) in accrued liabilities                               9,679          19,114
                                                                            ---------------------------

             Net cash provided (used) by operating
                 activities                                                    (377,932)       (320,170)
                                                                        --------------------------------

Cash flows from investing activities
     Purchase of property, plant and equipment                                   (6,434)        (21,903)
     Purchase of patents and licenses                                           (71,589)        (34,000)
     Deferred acquisition costs                                                       -        (201,152)
                                                                        --------------------------------

             Net cash (used) in investing activities                            (78,023)       (257,055)
                                                                        --------------------------------

Cash flows from financing activities
     Proceeds from debt obligations                                             300,000               -
     Payments on debt obligations                                                     -         (14,583)
     Proceeds from sale of common stock                                          50,780          84,932
                                                                         ------------------------------
                                                                                                      -
             Net cash provided by financing activities                          350,780          70,349
                                                                         ------------------------------

             Net increase (decrease) in cash and cash
                 equivalents                                                   (105,175)       (506,876)

Cash at beginning of period                                                     207,092       1,121,316
                                                                         ------------------------------

Cash at end of period                                                         $ 101,917       $ 614,440
                                                                              ==========      =========

Supplemental disclosures of cash flow information
     Cash paid for interest paid                                                $ 1,690       $   5,462
     Cash paid for taxes paid                                                   $ 2,400       $     800
     Noncash investing and financing activities:
     Value of shares issued in exchange for Nutripure.com minority interest     $     -       $ 550,011


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

              The Company expended $230,000 during the year ended July 31, 2001 and an additional $47,831 during the July 31, 2002 fiscal year in an effort to acquire and setup a Korean corporation. The Company capitalized these costs as Deferred Acquisition costs as incurred. The Company later determined the venture was not feasible and decided not to go forward with the project. The total costs of $277,831 were written-off as Abandoned Projects at July 31, 2002. We now believe the treatment of these costs was not correct. The accompanying financial statements now show these costs as expensed when incurred as Start-up Costs. The income statement effect of this restatement was to increase the net loss at July 31, 2001 by $230,000 and to decrease the net loss at July 31, 2002 by $230,000. The balance sheet effect is to show a decrease in Deferred Acquisition Costs ay July 31, 2001 of $230,000.

              In previous years the Company had not recorded a liability for its future warranty obligation. Because the Company has now computed and booked this liability the accompanying financial statements have been restated to include this obligation. A liability of $43,817 at October 31, 2001 and $33,791 at July 31, 2001 are now
              included in Accrued Liabilities. The income statement effect of these items was to reduce net loss at July 31, 2001 by $729 and to increase net loss for the quarter ended October 31, 2001 $10,027.

Note 3. Segment Information
              In accordance with the provisions of SFAS No. 131, certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance. In determining operating segments, the Company reviewed the current management structure reporting to the chief operating decision-maker ('CODM') and analyzed the reporting the CODM receives to allocate resources and measure performance.

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

                                                      Three months          %     Three months Ended   %
                                                          Ended           Total     October 31, 2001  Total
                                                    October 31, 2000       Sales                       Sales
                                                --------------------- ----------- ------------------ --------
                     Revenues:
                        Water Treatment                 $  326,200          100%       $528,300          61%
                        Bioscience                               0            0%        335,700          39%
                                                        ----------          ---        --------          ---

                     Total Revenues                       $326,200          100%       $864,000         100%
                                                          ========          ====       ========         ====

Note 4.       Subsequent Events

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

Note 5.       Warrants

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

Gross profit for the quarter ended October 31, 2001 was $376,164 versus $202,049 in 2000. Gross profit percentage of 44% in 2001 was lower versus 55% in 2000. The decrease in gross profit percentage was largely due to lower margins associated with the Nutripure water dealer program products. Also in the prior quarter, Fillmaster replacement filter sales, which are associated with higher margins, comprised 33% of total sales compared to only 14% of total sales in the recent quarter.

Net loss for the quarter ended October 31, 2001 was $391,100 versus net loss of $439,600 for the same period in 2000. During the quarter, General and Administrative expenses remained constant increasing only 3% or $14,500 from $445,500 in fiscal 2000 to $460,000 in fiscal 2001. Selling expense increased approximately $59,900, or 34%, from $174,500 in 2000 to $234,400 in 2001 because of increased costs associated with development of marketing materials, hiring of additional sales personnel, trade shows and product launches for the bioscience division. Research and Development costs were higher; increasing $19,800 or 39% from $51,000 in the quarter ended October 31, 2000 to $70,800 in the current quarter. The increase was due mainly to costs associated with development of bioscience division products, including RoachX, AntX and Clean Kill.

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

Cash flows used from operations were $377,900 in the quarter ended October 31, 2001 and $320,200 in 2000. For fiscal 2001, cash flows used in investing activities included $6,400 for the purchase of machinery and equipment and $71,600 for the purchase of patents and licenses. In fiscal 2000 cash flows used in investing activities included $21,900 for the purchase of machinery and equipment and $34,000 for the purchase of patents and licenses. We also incurred $201,200 in deferred acquisition costs during fiscal 2000. Cash flows from financing activities were $350,800 in fiscal 2001 and $70,300 in fiscal 2000.

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

                               INNOVATIVE MEDICAL SERVICES

                               (Registrant)


                     By:       /s/ Michael L. Krall
                               -------------------------------
                               Michael L. Krall, President/CEO
                               August 4, 2003



                     By:       Gary Brownell
                               --------------------------------------
                               Gary Brownell, Chief Financial Officer
                               August 4, 2003