Form 10QSB/A
period 2002-01-31
INNOVATIVE MEDICAL SERVICES
filed 2003-08-07
CIK 1006028

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the period ended January 31, 2002

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 [No Fee Required]
         For the transition period from         to
                                        ------     --------


         Commission File number 0-21019

                           INNOVATIVE MEDICAL SERVICES
                           ---------------------------
                 (Name of small business issuer in its charter)


                      California                        33-0530289
    -----------------------------------------------    --------------
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


CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
                                                                     January 31        July 31
                                                                       2002              2001
                                                                      Restated          Restated
                                                                      (Note 2)          (Note 2)
                                                                  ---------------   ---------------
ASSETS
Current Assets
     Cash and cash equivalents                                        $ 330,238        $ 207,092
     Accounts receivable, net of allowance for doubtful
         accounts of $ 110,000 at January 2002
         and $115,000 at July 31, 2001                                  503,713          570,733
     Subscriptions receivable                                           100,000                -
     Due from officers and employees                                    239,688          240,001
     Inventories                                                        653,473          711,018
     Prepaid expenses                                                   173,158          182,556
                                                                       --------          -------

         Total current assets                                         2,000,270        1,911,400
                                                                      ---------        ---------

Property, Plant and Equipment

     Property, plant and equipment                                      790,210          903,072
                                                                        --------         -------

         Total property, plant and equipment                            790,210          903,072
                                                                        --------         -------
Noncurrent Assets

     Deposits                                                             8,953            8,127
     Patents and license                                              2,650,645        1,014,282
                                                                      ----------       ---------
         Total noncurrent assets                                      2,659,598        1,022,409

     Total assets                                                   $ 5,450,078      $ 3,836,881
                                                                    ============     ===========

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities

     Accounts payable                                                 $ 520,948         $ 543,992
     Accrued liabilities                                                147,268            96,691
     Notes payable                                                      400,245                 -
                                                                        --------        ---------

         Total current liabilities                                    1,068,461           640,683
                                                                      ----------          -------

Stockholders' Equity

     Class A common stock, no par value: authorized
         20,000,000 shares, issued and outstanding
          7,928,099 at January 31, 2002 and

          6,954,699 at July 31, 2001                                 13,620,475       11,619,665
     Accumulated deficit                                             (9,238,858)      (8,423,467)
                                                                     -----------      -----------

         Total stockholders' equity                                   4,381,617        3,196,198
                                                                      ----------      -----------

     Total liabilities and stockholders' equity                     $ 5,450,078      $ 3,836,881
                                                                    ============     ============


CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
----------------------------------------------------------------------------------------------------------------------------------
                                                               For the Six Months Ended             For the Three Months Ended
                                                                     January 31                            January 31
                                                              2002              2001               2002               2001
                                                            Restated                             Restated
                                                            (Note 2)                             (Note 2)
                                                        -----------------  ----------------  -----------------  ------------------
Net sales                                                 $ 1,698,183        $ 761,441          $ 834,155           $ 395,315
Cost of sales                                                 805,819          424,517            317,955             260,440
                                                             --------          --------           --------            -------

Gross profit                                                  892,364          336,924            516,200             134,875
                                                              --------         --------           --------            -------

Selling expenses                                              354,525          277,166            120,116             102,647
General and administrative expenses                         1,024,970          939,493            565,018             492,565
Research and development                                      316,212           82,803            245,389              41,773
                                                              --------          -------           --------             ------
                                                                                     -
Total operating costs                                       1,695,707        1,299,462            930,524             636,985
                                                            ----------       ----------           --------            -------

Operating income (loss)                                      (803,343)        (962,538)          (414,324)           (502,110)
                                                             ---------        ---------          ---------           ---------

Other income and (expense):
     Interest income                                              343           23,161                131               8,562
     Interest Expense                                         (11,190)          (9,645)            (9,500)             (1,455)
                                                              --------          -------            -------             -------

Total other income (expense)                                  (10,848)          13,516             (9,370)             7,107
                                                              --------          -------            -------             -----

Income (loss) before income taxes, minority
     Interest in subsidiary operations                       (814,191)        (949,022)          (423,694)           (495,003)

Federal and state income taxes                                  1,200              400                600                 200
                                                                ------             ----               ----                ---

Income (loss) before minority interest in subsidiary
     operations                                              (815,391)        (949,422)          (424,294)           (495,203)

Minority interest in subsidiary operations                          -           14,972                  -                 310
                                                           -----------          -------                 --                ---

Net income (loss) before cumulative                        $ (815,391)      $ (934,450)        $ (424,294)         $ (494,893)
                                                           ===========      ===========        ===========         ===========


Net income (loss) per common (basic)                          $ (0.11)         $ (0.15)           $ (0.06)            $ (0.08)
                                                              ========         ========           ========            ========

Net income (loss) per common share (diluted)                  $ (0.11)         $ (0.15)           $ (0.06)            $ (0.08)
                                                              ========         ========           ========            ========





                                                                                                Six Months
                                                                                                   Ended            Year Ended
                                                                                                January 31           July 31
CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICITS                                                    2002               2001
----------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                                                 $ (8,423,467)       $ (6,411,971)

Net income (loss)                                                                                (815,391)         (2,011,495)
                                                                                                 ---------         -----------

Balance, end of period                                                                       $ (9,238,858)       $ (8,423,467)
                                                                                             =============       =============



CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
------------------------------------------------------------------------------------------------------------------------

                                                                                           For the Six Months Ended
                                                                                                 January 31
                                                                                          2002               2001
                                                                                        Restated
                                                                                        (Note 2)
                                                                                     ---------------   -----------------

Cash flows from operating activities
      Net income (loss)                                                                $ (815,391)        $ (934,449)

      Adjustments to reconcile net income to net cash provided by operating activities:

          Amortization                                                                    115,483             42,385
          Depreciation                                                                    128,429             95,370
          Minority interest in subsidiary operations                                            -            (61,697)
      Changes in assets and liabilities:
          (Increase) decrease in restricted cash                                                -             (6,117)
          (Increase) decrease in accounts receivable                                       67,021            125,748
          (Increase) decrease in subscriptions receivable                                (100,000)                 -
          (Increase) decrease in due from officers and employees                              313           (108,895)
          (Increase) decrease in prepaid expense                                            9,398            (29,867)
          (Increase) decrease in inventory                                                 57,545            (96,801)
          (Increase) decrease in deposits                                                    (826)             4,956
          (Increase) decrease in goodwill                                                       -              4,267
          (Increase) decrease in intangible assets                                              -              4,500
          Increase (decrease) in accounts payable                                         (23,044)            10,509
          Increase (decrease) in accrued liabilities                                       50,576              9,987
                                                                                      -----------          ---------

               Net cash provided (used) by operating
                    activities                                                           (510,496)          (940,104)

Cash flows from investing activities
      Purchase of patents and licenses                                                    (83,334)          (307,325)
      Purchase of property, plant and equipment                                          (131,049)           (48,395)
                                                                                      ------------        ----------

               Net cash (used) in investing activities                                   (214,383)          (355,720)
                                                                                      ------------        ----------

Cash flows from financing activities
      Proceeds from debt obligations                                                      400,245                            -
      Payments on debt obligations                                                              -            (14,583)
      Proceeds from sale of common stock                                                  447,780            537,669
                                                                                      ------------        ----------
                                                                                                                   -
               Net cash provided by financing activities                                  848,025            523,086
                                                                                      ------------        ----------

               Net increase (decrease) in cash and cash
                    equivalents                                                           123,146           (772,738)

Cash at beginning of period                                                               207,092          1,121,316
                                                                                      ------------       -----------

Cash at end of period                                                                   $ 330,238          $ 348,578
                                                                                        ==========         =========

Supplemental disclosures of cash flow information
      Cash paid for interest paid                                                     $    11,190            $ 9,645
      Cash paid for taxes paid                                                        $     1,200            $   400
      Noncash investing and financing activities:
      Value of shares issued in exchange for Silver Ion Technology patent             $ 1,540,600            $     -

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

              The Company expended $230,000 during the year ended July 31, 2001 and an additional $47,831 during the July 31, 2002 fiscal year in an effort to acquire and setup a Korean corporation. The Company capitalized these costs as Deferred Acquisition costs as incurred. The Company later determined the venture was not feasible and decided not to go forward with the project. The total costs of $277,831 were written-off as Abandoned Projects at July 31, 2002. We now believe the treatment of these costs was not correct. The accompanying financial statements now show these costs as expensed when incurred as Start-up Costs. The income statement effect of this restatement was to increase the net loss at July 31, 2001 by $230,000 and to decrease the net loss at July 31, 2002 by $230,000 and to increase net loss for the six months ended January 31, 2002 by $13,000. The balance sheet effect is to show a decrease in Deferred Acquisition Costs of $230,000 at July 31, 2001 and a decrease of $243,000 at January 31, 2002.

              In previous years the Company had not recorded a liability for its future warranty obligation. Because the Company has now computed and booked this liability the accompanying financial statements have been restated to include this obligation. A liability of $38,968 at January 31, 2002 and $33,791 at July 31, 2001 are now
              included in Accrued Liabilities. The income statement effect of these items was to reduce net loss at July 31, 2001 by $729, decrease the net loss for the three months ended January 31, 2002 by $4,850 and to increase net loss for the six months ended January 31, 2002 by $5,177.

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

                                                 Three months      %       Three months Ended     %
                                                    Ended       Total       January 31, 2002    Total
                                               January 31, 200  Sales                           Sales
                                            ------------------- --------- --------------------- --------
                     Revenues:
                        Water Treatment          $  393,700       100%        $409,800            49%
                        Bioscience                        0         0%         423,500            51%
                                                 ----------       ----        --------         -------            ---

                     Total Revenues              $  393,700       100%        $833,300           100%
                                                 ==========       ====        ========           ====



                                                  Six months      %            Six months         %
                                                    Ended       Total            Ended          Total
                                              January 31, 2001  Sales      January 31, 2002     Sales
                                             ------------------- --------- --------------------- --------
                     Revenues:
                        Water Treatment          $  759,500         100%        $959,800            57%
                        Bioscience                        0           0%         736,600            43%
                                                 ----------         ----        --------           ----            ---

                     Total Revenues                $759,500         100%      $1,696,400           100%
                                                   ========         ====      ==========           ====


Note 4.       Patent Acquisition

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

Note 7.       Common Stock

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

Note 8.        Subsequent Events

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

Note 9.       Reclassifications

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

Net loss for the quarter ended January 31, 2002 was $424,300 versus net loss of $495,200 for the same period in 2001. During the quarter, General and Administrative expenses increased 15% or $72,400 from $492,600 in fiscal 2001 to $565,000 in fiscal 2002. Selling expense increased approximately $17,500, or 17%, from $102,600 in 2001 to $120,100 in 2002 because of increased costs associated with development of marketing materials, hiring of additional sales personnel, trade shows and product launches for the bioscience division. Research and Development costs were higher; increasing $203,600 or 487% from $41,800 in the quarter ended January 31, 2001 to $245,400 in the current quarter. The increase was due mainly to costs associated with development of bioscience division products, including RoachX, AntX and Clean Kill.

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

Net loss for the six months ended January 31, 2002 was $815,400 versus net loss of $934,500 for the same period in 2001. Selling expense increased approximately $77,300, or 28%, from $277,200 in 2001 to $354,500 in 2002 because of increased costs associated with development of marketing materials, hiring of additional sales personnel, trade shows and product launches for the bioscience division. Research and Development costs were higher; increasing $233,400 or 282% from $82,800 in the six months ended January 31, 2001 to $245,400 in the current period. The increase was due mainly to costs associated with development of bioscience division products, including RoachX, AntX and Clean Kill.

During the current six months, General and Administrative expenses increased 9% or $88,500 from $939,500 in fiscal 2001 to $1,025,000 in fiscal 2002. Included in General and Administrative expenses during the current six month period is $115,700 of expenses related to Nutripure.com, a wholly owned subsidiary incorporated in the state of Nevada in December 1999. Nutripure.com was an e-commerce website that provided consumers a wide variety of vitamins, minerals, nutritional supplements, homeopathic remedies and natural products. In December 2001, Bergen Brunswig Corporation requested we release it from its contract to provide the vitamins, minerals, nutritional supplements, homeopathic remedies and natural products sold on our Nutripure.com website. We agreed, and therefore, on January 15, 2002, Bergen Brunswig Corporation terminated the distribution license for these products. As a result, we have closed our e-commerce division. Sales to date from the e-commerce division have not been material and closing the e-commerce division will result in cost savings of approximately $35,000 per quarter in maintenance and service fees, amortization and labor costs. The General and Administrative expenses of Nutripure.com in the six months ended January 31, 2002 included writing off approximately $70,000 of the value attributed to the Bergen Brunswig Corporation license. The website software with a value of approximately $75,000 will be held as an asset for resale.

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

During the fiscal six months ended January 31, 2002, our current assets to liabilities ratio decreased from 3.15 to 1.94. Current assets remained virtually unchanged increasing $88,900 from $1,911,400 at July 31, 2001 to $2,000,300 at
January 31, 2002. Current liabilities increased $422,600 from $606,900 to $1,029,500. The increase in current liabilities was mainly the result of an increase in notes payable of $400,000. The note payable was drawn against a $500,000 credit line we established during the period, which is secured against our accounts receivable.

Noncurrent assets increased by $1,650,200 during the period due to the increase in Patents and Licenses of approximately $1,550,000 mainly from the purchase of a Silver Ionization technology patent. Of this amount, $83,300 was paid in cash and $1,636,300 was paid with common stock of the Company.

Cash flows used from operations were $510,500 in the six months ended January 31, 2002 and $940,100 in 2001. For fiscal 2002, cash flows used in investing activities included $131,000 for the purchase of machinery and equipment and $83,300 for the purchase of patents and licenses. In fiscal 2001 cash flows used in investing activities included $48,400 for the purchase of machinery and equipment and $307,300 for the purchase of patents and licenses.

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

                          INNOVATIVE MEDICAL SERVICES

                          (Registrant)


                By:       /s/ Michael L. Krall
                          -------------------------------
                          Michael L. Krall, President/CEO
                          August 4, 2002



                By:       /s/ Gary Brownell
                          --------------------------------------
                          Gary Brownell, Chief Financial Officer
                          August 4, 2003