Form 10QSB/A
period 2002-04-30
INNOVATIVE MEDICAL SERVICES
filed 2003-08-07
CIK 1006028

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the period ended April 30, 2002
                             ---------------


[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 [No Fee Required]
         For the transition period from          to
                                        -------     -------


         Commission File number 0-21019

                           INNOVATIVE MEDICAL SERVICES
                           ---------------------------
                 (Name of small business issuer in its charter)


                      California                         33-0530289
    -----------------------------------------------   ------------------
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


CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
                                                                       April 30         July 31
                                                                         2002             2001
                                                                       Restated         Restated
                                                                       (Note 2)         (Note 2)
                                                                     --------------   --------------
ASSETS
Current Assets
     Cash and cash equivalents                                        $ 209,774        $ 207,092
     Accounts receivable, net of allowance for doubtful
         accounts of $ 125,000 at April 30, 2002
         and $115,000 at July 31, 2001                                  597,102          570,733
     Due from officers and employees                                    245,284          240,001
     Inventories                                                        588,261          711,018
     Prepaid expenses                                                   186,518          182,556
                                                                      ---------        ---------
         Total current assets                                         1,826,939        1,911,400
                                                                      ---------        ---------
Property, Plant and Equipment

     Property, plant and equipment                                      717,789          903,072
                                                                      ---------        ---------

         Total property, plant and equipment                            717,789          903,072
                                                                      ---------        ---------

Noncurrent Assets

     Deposits                                                             8,953            8,127
     Patents and license                                              2,654,507        1,014,282
                                                                      ---------        ---------

         Total noncurrent assets                                      2,663,460        1,022,409
                                                                      ---------        ---------

     Total assets                                                   $ 5,208,188      $ 3,836,881
                                                                    ===========      ===========

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities

     Accounts payable                                                 $ 722,409        $ 543,992
     Accrued liabilities                                                194,452           96,691
     Notes payable                                                      519,338                -
                                                                      ---------        ---------

         Total current liabilities                                    1,436,199          640,683
                                                                      ---------        ---------

Stockholders' Equity

     Class A common stock, no par value: authorized
         50,000,000 shares, issued and outstanding
          7,939,899 at April 30, 2002 and

          6,954,699 at July 31, 2001                                 13,607,991       11,619,665
     Accumulated deficit                                             (9,836,002)      (8,423,467)
                                                                      ---------        ---------

         Total stockholders' equity                                   3,771,989        3,196,198
                                                                      ---------        ---------

     Total liabilities and stockholders' equity                     $ 5,208,188      $ 3,836,881
                                                                    ===========      ===========



CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
---------------------------------------------------------------------------------------------------------

                                                For the Nine Months Ended     For the Three Months Ended
                                                        April 30                      April 30
                                                  2002           2001           2002           2001
                                                Restated                      Restated
                                                (Note 2)                      (Note 2)
                                              -------------- -------------- -------------- --------------
Net sales                                      $ 2,575,624    $ 1,462,586      $ 877,441      $ 701,146
Cost of sales                                    1,304,151        894,457        498,332        469,940
                                               -----------    -----------      ---------      ---------
Gross profit                                     1,271,473        568,129        379,109        231,206
                                               -----------    -----------      ---------      ---------

Selling expenses                                   576,641        483,605        222,115        206,439
General and administrative expenses              1,505,976      1,329,341        481,006        389,846
Research and development                           571,201        268,203        254,989        185,400
                                               -----------    -----------      ---------      ---------

Total operating costs                            2,653,818      2,081,149        958,110        781,685
                                               -----------    -----------      ---------      ---------

Operating income (loss)                         (1,382,345)    (1,513,020)      (579,001)      (550,479)
                                               -----------    -----------      ---------      ---------
Other income and (expense):
     Interest income                                   467         25,932            124          2,770
     Interest Expense                              (28,857)       (11,100)       (17,667)        (1,455)
                                               -----------    -----------      ---------      ---------
Total other income (expense)                       (28,390)       14,832         (17,543)        1,315
                                               -----------    -----------      ---------      ---------
Income (loss) before income taxes, minority
     Interest in subsidiary operations          (1,410,735)    (1,498,188)      (596,544)      (549,164)

Federal and state income taxes                       1,800          1,200            600            800
                                               -----------    -----------      ---------      ---------

Income (loss) before minority interest in subsidiary
     operations                                 (1,412,535)    (1,499,388)      (597,144)      (549,964)

Minority interest in subsidiary operations               -         14,972              -              -
                                               -----------    -----------      ---------      ---------
Net income (loss)                             $ (1,412,535)  $ (1,484,416)    $ (597,144)    $ (549,964)
                                              ============   ============     ==========     ==========

Net income (loss) per common share (basic)         $ (0.19)       $ (0.24)       $ (0.08)       $ (0.09)
                                                   =======        =======        =======        =======
Net income (loss) per common share (diluted)       $ (0.19)       $ (0.24)       $ (0.08)       $ (0.09)
                                                   =======        =======        =======        =======




                                                                             Nine Months
                                                                                Ended        Year Ended
                                                                              April 30        July 31
CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICITS                                 2002           2001
---------------------------------------------------------------------------------------------------------
Balance, beginning of period                                                $ (8,423,467)  $ (6,411,971)

Net income (loss)                                                             (1,412,535)    (2,011,495)
                                                                            ------------   ------------
Balance, end of period                                                      $ (9,836,002)  $ (8,423,466)
                                                                            ============   ============




CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
---------------------------------------------------------------------------------------------------


                                                                        For the Nine Months Ended
                                                                                 April 30
                                                                           2002           2001
                                                                        Restated
                                                                        (Note 2)
                                                                      -------------  --------------
Cash flows from operating activities
     Net income (loss)                                               $ (1,412,535)  $ (1,484,415)


     Adjustments to reconcile net income to net cash provided by operating activities:

         Amortization                                                     144,206         63,579
         Depreciation                                                     200,895        143,602
         Minority interest in subsidiary operations                             -        (61,697)
     Changes in assets and liabilities:
         (Increase) decrease in restricted cash                                 -        204,887
         (Increase) decrease in accounts receivable                       (26,368)         2,961
         (Increase) decrease in due from officers and employees            (5,283)       (66,183)
         (Increase) decrease in prepaid expense                            (3,962)        (5,830)
         (Increase) decrease in inventory                                 122,757        (27,473)
         (Increase) decrease in deposits                                     (826)         5,956
         (Increase) decrease in goodwill                                        -              -
         (Increase) decrease in intangible assets                               -              -
         Increase (decrease) in accounts payable                          178,414        171,300
         Increase (decrease) in accrued liabilities                        97,764         20,882
                                                                        ---------     ----------

            Net cash provided (used) by operating
                activities                                               (704,938)    (1,032,431)
                                                                        ---------     ----------


Cash flows from investing activities
     Purchase of patents and licenses                                     (87,196)      (453,475)
     Purchase of property, plant and equipment                           (159,818)       (87,202)
                                                                        ---------     ----------

            Net cash (used) in investing activities                      (247,014)      (540,677)
                                                                        ---------     ----------



Cash flows from financing activities
     Proceeds from debt obligations                                       519,338        200,000
     Payments on debt obligations                                               -       (210,593)
     Proceeds from sale of common stock                                   435,296        982,471
                                                                        ---------     ----------

            Net cash provided by financing activities                     954,634        971,878
                                                                        ---------     ----------

            Net increase (decrease) in cash and cash
                equivalents                                                 2,682       (601,230)

Cash at beginning of period                                               207,092      1,121,316
                                                                        ---------     ----------

Cash at end of period                                                   $ 209,774      $ 520,086
                                                                        =========     ==========

Supplemental disclosures of cash flow information
     Cash paid for interest paid                                         $    28,857   $  11,100
     Cash paid for taxes paid                                            $     1,800   $   1,200
     Noncash investing and financing activities:
     Value of shares issued in exchange for Silver Ion Technology paten  $ 1,540,600   $       -
     Value of shares issued in exchange for Nutripure,com minority interest            $ 550,011
     Value of shares issued in exchange ETI H2O                                        $ 140,953

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

              The Company expended $230,000 during the year ended July 31, 2001 and an additional $47,831 during the July 31, 2002 fiscal year in an effort to acquire and setup a Korean corporation. The Company capitalized these costs as Deferred Acquisition costs as incurred. The Company later determined the venture was not feasible and decided not to go forward with the project. The total costs of $277,831 were written-off as Abandoned Projects at July 31, 2002. We now believe the treatment of these costs was not correct. The accompanying financial statements now show these costs as expensed when incurred as Start-up Costs. The income statement effect of this restatement was to increase the net loss at July 31, 2001 by $230,000 and to decrease the net loss at July 31, 2002 by $230,000 and to increase net loss for the nine months ended April 30, 2002 by $13,000. The balance sheet effect is to show a decrease in Deferred Acquisition Costs of $230,000 at July 31, 2001 and a decrease of $243,000 at April 30, 2002.

              In previous years the Company had not recorded a liability for its future warranty obligation. Because the Company has now computed and booked this liability the accompanying financial statements have been restated to include this obligation. A liability of $39,459 at April 30, 2002 and $33,791 at July 31, 2001 are now
              included in Accrued Liabilities. The income statement effect of these items was to reduce net loss at July 31, 2001 by $729, increase the net loss for the three months ended April 30, 2002 by $492 and to increase net loss for the six months ended April 30, 2002 by $5,669.

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

                            Three months           %       Three months         %
                               Ended             Total        Ended           Total
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

Note 6.       Line of Credit

              The Company has obtained line of credit financing with a private lender. The term of the agreement is one year beginning September 15, 2001 with an interest rate of 12% per annum The Company may borrow up to $500,000, which is fully secured against the Company's accounts receivable. At April 30, 2002, the Company had drawn $500,000 against the line of credit.

Note 7.       Common Stock

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

Note 8.       Reclassifications

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

Net loss for the quarter ended April 30, 2002 was $597,100 versus net loss of $550,000 for the same period in 2001. During the quarter, General and Administrative expenses increased 23% or $91,200 from $389,800 in fiscal 2001 to $481,000 in fiscal 2002. Administrative expenses increased due to increased amortization associated with patents and licenses as well as to increased costs associated with the hiring of additional employees. Selling expense increased approximately $15,700, or 8%, from $206,400 in 2001 to $222,100 in 2002 because of increased costs associated with development of marketing materials, hiring of additional sales personnel, trade shows and product launches for the bioscience division. Research and Development costs were higher; increasing $69,600 or 38% from $185,400 in the quarter ended April 30, 2001 to $255,000 in the current quarter. The increase was due mainly to costs associated with development of bioscience division products.

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

Net loss for the nine months ended April 30, 2002 was $1,412,500 versus net loss of $1,484,400 for the same period in 2001. Selling expense increased approximately $93,000, 19%, from $483,600 in 2001 to $576,600 in 2002 because of increased costs associated with development of marketing materials, hiring of additional sales personnel, trade shows and product launches for the bioscience division. Research and Development costs were higher; increasing $303,000 or 113% from $268,200 in nine months ended April 30, 2001 to $571,200 in the current period. The increase was due mainly to costs associated with development of bioscience division products.

During the current nine months, General and Administrative expenses increased 13% or $176,600 from $1,329,400 in fiscal 2001 to $1,506,000 in fiscal 2002.
Included in General and Administrative expenses during the current nine month period is $134,400 of expenses related to Nutripure.com, a wholly owned subsidiary incorporated in the state of Nevada in December 1999. Nutripure.com was an e-commerce website that provided consumers a wide variety of vitamins, minerals, nutritional supplements, homeopathic remedies and natural products. In December 2001, Bergen Brunswig Corporation requested we release it from its contract to provide the vitamins, minerals, nutritional supplements, homeopathic remedies and natural products sold on our Nutripure.com website. We agreed, and therefore, on January 15, 2002, Bergen Brunswig Corporation terminated the distribution license for these products. As a result, we have closed our e-commerce division. Sales to date from the e-commerce division have not been material and closing the e-commerce division will result in cost savings of approximately $35,000 per quarter in maintenance and service fees, amortization and labor costs. The General and Administrative expenses of Nutripure.com in the nine months ended April 30, 2002 included writing off approximately $70,000 of the value attributed to the Bergen Brunswig Corporation license. The website software with a value of approximately $75,000 is being held as an asset for resale.

LIQUIDITY AND CAPITAL RESOURCES

From inception through April 30, 2002, we have financed our operations primarily through our initial public offering in August of 1996, by subsequent private placement stock sales. We have operated without long-term debt and have no plans to obtain long-term financing in the next twelve months. We believe that sales from our new product lines will not provide sufficient capital resources to sustain operations and fund product development through fiscal year 2002. In the short term, we expect to raise capital through equity sales as necessary to fund future growth until we operate above the break-even point. We continually evaluate opportunities to sell additional equity or debt securities, or obtain credit facilities from lenders to strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, but is necessary to execute our growth plan.
                              -------------------------------------------

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

Cash flows used from operations were $705,000 in the nine months ended April 30, 2002 and $1,032,400 in 2001. For fiscal 2002, cash flows used in investing activities included $144,900 for the purchase of machinery and equipment and $87,200 for the purchase of patents and licenses. In fiscal 2001 cash flows used in investing activities included $87,200 for the purchase of machinery and equipment and $453,500 for the purchase of patents and licenses.

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