Form 10KSB/A
period 2001-07-31
INNOVATIVE MEDICAL SERVICES
filed 2003-08-19
CIK 1006028

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

Explanatory note on amendment

The Registrant has filed this amendment to reflect changes made to its financial statements for the fiscal year ended July 31, 2002 with respect to the writing off of certain start up costs which had been previously capitalized and include the Sarbanes Oxley certifications as exhibits. The Amendment revises and replaces the following sections:

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations ;

Item 7.  Financial Statements and Notes to Financial Statements ;

Item 13. Exhibits and Reports on Form 8-K

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
A.  Exhibits


     31. -- Sarbanes Oxley Section 302 Certification

     32. -- Sarbanes Oxley Section 906 Certification


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



/s/ MICHAEL L. KRALL                                August 18, 2003
----------------------------------------            --------------
Michael L. Krall, Chairman/President/CEO



Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                        TITLE                                  DATE
/s/ DENNIS BROVARONE                        Director                               August 18, 2003
-------------------------------------------                                        --------------
Dennis Brovarone

/s/ GARY BROWNELL                           Chief Financial Officer and Director   August 18, 2003
-------------------------------------------                                        --------------
Gary Brownell

/s/ PATRICK GALUSKA                         Director                               August 18, 2003
-------------------------------------------                                        --------------
Patrick Galuska

/s/ MICHAEL L. KRALL                        President/CEO and Director             August 18, 2003
-------------------------------------------                                        --------------
Michael L. Krall

/s/ EUGENE PEISER                           Director                               August 18, 2003
-------------------------------------------                                        --------------
Eugene Peiser

/s/ GREGORY BARNHILL                        Director                               August 18, 2003
-------------------------------------------                                        --------------
Gregory Barhill