Form 10QSB/A
period 2001-10-31
INNOVATIVE MEDICAL SERVICES
filed 2003-08-19
CIK 1006028

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

Explanatory note on amendment

The Registrant has filed this amendment to reflect changes made to its financial statements for the fiscal year ended July 31, 2002 with respect to the writing off of certain start up costs which had been previously capitalized and include the Sarbanes Oxley certification as Exhibits. The Amendment revises and replaces the following sections:

Item 1. Financial Statements and Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations;

Item 6. Exhibits and Reports on Form 8-K





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

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

         31. Sarbanes Oxley Section 302 Certification

         32. Sarbanes Oxley Section 906 Certification

B.       Reports on Form 8-K:  None





SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               INNOVATIVE MEDICAL SERVICES

                               (Registrant)


                     By:       /s/ Michael L. Krall
                               -------------------------------
                               Michael L. Krall, President/CEO
                               August 18, 2003



                     By:       Gary Brownell
                               --------------------------------------
                               Gary Brownell, Chief Financial Officer
                               August 18, 2003