Form 10QSB/A
period 2002-01-31
INNOVATIVE MEDICAL SERVICES
filed 2003-08-19
CIK 1006028

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

 Explanatory note on amendment

The Registrant has filed this amendment to reflect changes made to its financial statements for the fiscal year ended July 31, 2002 with respect to the writing off of certain start up costs which had been previously capitalized and included the Sarbanes Oxley certifications as Exhibits. The Amendment revises and replaces the following sections:

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

                          INNOVATIVE MEDICAL SERVICES

                          (Registrant)


                By:       /s/ Michael L. Krall
                          -------------------------------
                          Michael L. Krall, President/CEO
                          August 18, 2002



                By:       /s/ Gary Brownell
                          --------------------------------------
                          Gary Brownell, Chief Financial Officer
                          August 18, 2003