Form 10QSB/A
period 2002-04-30
INNOVATIVE MEDICAL SERVICES
filed 2003-08-19
CIK 1006028

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

Explanatory note on amendment

The Registrant has filed this amendment to reflect changes made to its financial statements for the fiscal year ended July 31, 2002 with respect to the writing off of certain start up costs which had been previously capitalized and includes the Sarbanes Oxley certification as Exhibits. The Amendment revises and replaces the following sections:

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