Form 10KSB
period 2003-07-31
PURE BIOSCIENCE
filed 2003-10-29
CIK 1006028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   Form 10-KSB



              ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 31, 2003

                         Commission file number 0-21019



                                 PURE Bioscience
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $2,589,500

Aggregate market value of the voting stock held by non-affiliates of the registrant: Approximately $10,123,000 as of October 24, 2003.

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 12,654,088 shares of common stock as of October 24, 2003.

Documents incorporated by reference: Certain Exhibits

PART I
------
ITEM 1.  DESCRIPTION OF BUSINESS
Company Overview
PURE Bioscience (formerly Innovative Medical Services) began as a provider of pharmaceutical water purification products. Although our current revenues are still primarily from the pharmacy industry, we have expanded from our niche pharmacy market into other, broader markets with new products, including residential and commercial water filtration systems, and bioscience products based upon our silver ion bioscience technologies and boric acid based pesticide technologies. Because of this business development evolution, in September 2003, shareholders approved a name change from Innovative Medical Services to PURE Bioscience.

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

Bioscience Division
Our bioscience division features a patented, aqueous disinfectant called Axenohl(R). A patented new molecule, silver dihydrogen citrate, Axenohl is an electrolytically generated source of stabilized ionic silver that can serve as the basis for a broad range of products in diverse markets. Axenohl liquid is colorless, odorless, tasteless and non-caustic and formulates well with other compounds. Axenohl-based antimicrobial technology is distinguished from competitors in the marketplace because of its superior efficacy combined with reduced toxicity. In March 2003, we obtained Environmental Protection Agency
(EPA) registration for our Axen-30(TM) hard surface disinfectant. Axen-30 is a 30-part per million use dilution formula of Axenohl. We plan to pursue additional EPA and FDA regulatory approvals for other applications.

The bioscience division also includes a patent-pending pesticide technology, Triglycylboride(TM) which, like Axenohl, provides effective results without human toxicity and is an alternative to traditional poisons. Triglycylboride has been formulated into EPA approved RoachX(TM) and AntX(TM), the key products in the Company's Innovex(TM) line of pest control products. In addition, the Innovex line features two formulas of EPA-exempt non-toxic TrapX rodent lure, Pro's Choice(TM) caulk for pest control operators, and EPA approved CleanKill(TM), the Axen-based hard surface disinfectant for the pest control industry. The pest control products are being marketed to both commercial pest control and consumer products companies.

History
PURE Bioscience was incorporated in the State of California on August 24, 1992, to pursue the immediate business of manufacturing and marketing the Fillmaster and subsequently a broadly based business of delivering advanced technology, equipment and supplies to not only the pharmacy industry, but also other healthcare markets and to retail consumers.

In the past five years, PURE Bioscience transitioned from a one-product company supplying a niche market to a multi-division company managing new products and programs. In addition to expanding the Fillmaster product line with the Fillmaster 1000e and the Scanmaster, we launched a line of residential water treatment and filtration products. Through acquisition, we have also expanded into the bioscience arena with our Axenohl antimicrobial products and our Innovex pesticide products.

In 1997, we developed and launched the now-patented Fillmaster 1000e computerized, electronic dispenser as an upgrade dispenser to the Fillmaster pharmaceutical water purification and dispensing system.

In 1997 and 1998 we developed our entry-level residential water system, Nutripure(R) NP2000CT. After 18 months of extensive market research, PURE Bioscience completed development of this carbon countertop system and released the product in June 1998.

In October 1998, PURE Bioscience acquired AMPROMED, Rio de Janeiro, Brazil, and certain assets of Export Company of America Inc. (EXCOA), Fort Lauderdale, FL, and established a new Nevada corporation to hold and operate the export/import operation. AMPROMED's primary business is the sale of medical, dental and veterinary disposable products. In addition to medical supplies, we plan to distribute water treatment and silver ion products to Brazil through AMPROMED. Since the acquisition, the economic conditions in the region have declined and implementation of the project has been delayed. We no longer have immediate plans to import medical and dental supplies into Brazil but we believe, however, that Ampromed is a vital part of our plan to market and sell Axenohl, RoachX and the Nutripure line of water treatment products.

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

In 2000 we launched the Nutripure Dealer program which expanded our product line to include whole-house water conditioning systems and other point-of-use water treatment equipment while expanding our distribution network by offering these products to independent water treatment for sale to the public under PURE Bioscience's Nutripure brand.

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

In 2002 we relaunched the Nutripure Dealer program and changed our Nutripure.com wholly-owned subsidiary to Nutripure Corporation. The corporation is now being used to operate the Nutripure Dealer program.

In March 2003, we received Environmental Protection Agency (EPA) registration for our new Axen-30 formulated Category IV hard surface disinfectant product for commercial, industrial and consumer applications. Axen-30 is a 30-part per million (ppm) use-dilution formula of our patented antimicrobial technology, Axenohl. The additional EPA approval allows us to expand the existing Axen efficacy claims as a hard surface disinfectant to include a 30 second kill time on standard indicator bacteria, a 24 hour residual kill on standard indicator bacteria, a 2 minute kill time on some resistant strains of bacteria, 10 minute kill time on fungi, 30 second kill time on HIV Type I, and 10 minute kill time on other viruses. These claims distinguish the efficacy of Axen-30 from many of the leading commercial and consumer products currently on the market, while maintaining lower toxicity ratings.

In July 2003 we received a second United States patent granted for the unique disinfectant Axenohl. United States patent 6,583,176 was issued on June 24, 2003 and covers the formulation of the Axenohl aqueous disinfectant in combination with ethyl alcohol. United States patent 6,583,176 is a division of the first United States patent 6,197,814 issued on March 6, 2001 covering the basic Axenohl formulation and the method of making.

In September 2003, PURE Bioscience announced the first significant commercialization of its hard surface disinfectant, Axen-30(R), which is sold by EnvirOx L.L.C. of Danville, Illinois, as Critical Care(TM), a new commercial disinfectant-fungicide-virucide.

Also in September 2003, the Company announced an agreement with Therapeutics, Inc., a drug development company based in La Jolla, California, for the development and commercialization of Food and Drug Administration (FDA) regulated Axenohl-based products. Therapeutics, Inc. will fund and direct all development activities and FDA regulatory filings and will initially focus on development of Axenohl-based products for the treatment of bacterial, viral and fungal mediated diseases and conditions.

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

This is a finite, niche market in which our significant customers to date consist primarily of domestic retail chain pharmacies. There are approximately 72,000 pharmacies in the United States and Canada, with many thousands more worldwide. Water-mixed antibiotic prescriptions, for which the Fillmaster is primarily used, make up approximately 12.6% of a pharmacy's total prescriptions and approximately 20% of a pharmacy's gross profit. We have installed over 22,000 Fillmaster dispensers in pharmacies across the nation, including Wal-Mart, Walgreens, Albertson's/American Stores, Eckerd, Fred Meyer, Target, CVS, Kroger, Smith's Food and Drug, Longs Drugs, Rite-Aid, Drug Emporium, Fry's, Hi-School Pharmacies, H-E-B, Fleming, Giant and Snyders. Also included in the customer base are many United States Military Clinics, including Bethesda Naval Hospital; the Kaiser Foundation for Medical Care; the Mayo Clinic and several hundred Independent and Hospital Pharmacies.

Fillmaster(R) System Filters We also market unique and proprietary NSF certified filter replacements for the Fillmaster's Pharmapure water purification system, which require changing at intervals of approximately 12 months or sooner as indicated by the purity testing module. The filter replacements represent a significant continuing source of revenues to us.

Customer Service Plan 2000(TM) PURE Bioscience offers outstanding service to its pharmacy customers with its exclusive Customer Service Plan 2000 (CSP 2000). The CSP 2000 provides an extended unlimited warranty on all PURE Bioscience's pharmacy products, regardless of age or quantity; significant discounts on maintenance item costs; free software upgrades for the Fillmaster 1000e and Scanmaster; a secure web site that allows pharmacy customers to monitor history, scheduled maintenance and account status; automatic replacement filter shipments; and simplified, annual invoicing. Motivated by the cost savings and the extended warranty coverage, most of our chain customers have entered into multi-year contracts for the CSP 2000.

Residential Water Treatment PURE Bioscience's Nutripure Water Dealer Program offers existing independent water treatment dealers a line of residential water softening and other point-of-use water treatment equipment for sale to the public under PURE Bioscience's Nutripure brand. In addition, the program provides complementary, industry-unique financing that extends credit to consumers for the purchase of water treatment equipment from participating dealers. We realize revenues from both the sale of Nutripure equipment and the financing.

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

PURE Bioscience's Nutripure Water Dealer Program also offers a Nutripure line of residential drinking water systems that combines reverse osmosis technology with carbon filtration to improve the taste, smell, quality and safety of standard tap water. Reverse osmosis is a water treatment process that removes contaminants from water by using pressure to force the water molecules through a semi-permeable membrane. Carbon, sometimes referred to as activated carbon, is a water treatment medium commonly used for dechlorination and for reducing trace and soluble materials from water. We also market unique and proprietary filter replacements for the Nutripure residential drinking water systems that require changing every 12 months.

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

Nutripure(R) 2000 PURE Bioscience entered the retail venue with its Nutripure 2000 Countertop Water Filtration System. Nutripure 2000, developed specifically for mass merchandising, offers water filtration technology at competitive pricing. Nutripure's filter component is a one-micron, carbon microfilter that reduces dirt, chemicals, lead and parasites to improve the taste, quality and safety of tap water. The Nutripure 2000 requires no assembly, mounts directly to a faucet and features a 2,000-gallon capacity filter, an automatic bypass shutoff valve, an electronic monitor that reminds users when to change the filter, and an exclusive filter design that prevents leaking and contamination because water flows only through the completely sealed filter cartridge. We distribute Nutripure 2000 through retail outlets in the United States.

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

RETAIL PRODUCTS DIVISION
Medifier(TM) We also market the Medifier, a patented universal prescription bottle label magnifier. The Medifier holds various sized prescription bottles in position under a magnifier strip that enlarges dosage and use instructions to a clearly readable size. The Medifier is marketed to PURE Bioscience's existing sales channels, as well as through catalogue sales and promotional products distributors.

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

The initial EPA registration for use of Axenohl and Axen (12-parts per million formula) as hard surface disinfectants was issued in 2001. In March 2003, we received Environmental Protection Agency (EPA) registration for our new Axen-30(TM) formulated Category IV hard surface disinfectant product for commercial, industrial and consumer applications. Axen-30 is a 30-part per million (ppm) use-dilution formula of our patented antimicrobial technology, Axenohl(TM) (silver dihydrogen citrate).

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

The tests conducted to obtain the recent EPA approval were performed by nationally recognized independent laboratories Nelson Laboratories of Salt Lake City, Utah and AppTec ATS, St. Paul, Minnesota, under AOAC protocol and GLP regulations in accordance with EPA regulations. Specific Axen test results include:

o 30-Second Kill Time ---At 30 ppm, Axen demonstrated a 30-second, 99.9999% kill of standard indicator organisms including Staphylococcus aureus ATCC 6538, Pseudomonas aeruginosa ATCC 15442 and Salmonella choleraesuis ATCC 10708. Each is regarded as ever present in nearly every person's life and is also a frequent human pathogen.

o Residual Kill Activity --- The residual activity of Axen was tested at 0, 1, 6, and 24 hours after application to a hard surface against standard indicator organisms (Staphylococcus aureus ATCC 6538, Pseudomonas aeruginosa ATCC 15442 and Salmonella choleraesuis ATCC 10708). Quantitative residual results at 24 hours after initial application show a 99.99% reduction in all three bacteria tested.

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

o Fungus --- Axen demonstrated a 99.9999% kill in 10 minutes of the common athlete's foot fungus, Trichophyton mentagrophytes ATCC 9533. This data allows the Company to add a fungicidal claim to its hard surface disinfectant label.

o Viruses --- Axen also demonstrated 99.9999% virucidal efficacy against HIV Type 1 in 30 seconds, Herpes simplex virus type 1 in one minute, and Influenza A virus ATCC VR-544, Rhinovirus type R 37 ATCC VR-1147, Strain 151-1 and Poliovirus type 2 ATCC VR-1022, Strain Lansing in 10 minutes. After review and approval by the EPA, this data allows the Company to add these virucidal claims to its hard surface disinfectant label.

In September 2003, PURE Bioscience announced the first significant commercialization of its hard surface disinfectant, Axen-30(R), which is sold by EnvirOx L.L.C. of Danville, Illinois, as Critical Care(TM), a new commercial disinfectant-fungicide-virucide.

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

Also in September 2003, the Company announced an agreement with Therapeutics, Inc., a drug development company based in La Jolla, California, for the development and commercialization of Food and Drug Administration (FDA) regulated Axenohl-based products. Therapeutics, Inc. will fund and direct all development activities and FDA regulatory filings and will initially focus on development of Axenohl-based products for the treatment of bacterial, viral and fungal mediated diseases and conditions.

Our bioscience division also includes a line of pesticide technologies. Branded as Innovex(TM), the product line launched in October 2001 with our EPA-approved, patent-pending RoachX(TM). Subsequently, we have developed and launched additional products in the Innovex product line, including the EPA-approved AntX75(TM), two formulas of EPA-exempt non-toxic TrapX rodent lure, Pro's Choice(TM) caulk for pest control operators, and EPA approved CleanKill(TM), the Axen-based hard surface disinfectant for the pest control industry.

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

Like the Axenohl antimircrobial technology, the boric acid based pesticides are very competitive with regard to efficacy when compared to leading brands while maintaining lower toxicity ratings.

PURE Bioscience is currently maintaining its initial strategy of marketing its Innovex pest control product line to industry wholesalers, but the Company is in the process of significantly expanding its marketing reach. The Company has taken a high level, executive-to-executive approach with leading national pest control companies, including the two largest companies in this sector which, as of the date of this report, are both evaluating the product line. The Company has also launched an aggressive marketing program to directly target individual pest control operators to either sell directly or create a grass roots demand from pest control professionals for the products to be carried by their distributors. As a final measure to maximize market reach, the Company plans to offer a private label program which should fortify sales to pest control professionals as well as provide a cost-effective entry into the consumer retail marketplace. The company believes the competitive advantages of these products should allow favorable outcomes from both of the additional marketing strategies.

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

Patents and Intellectual Property
We own patents on the Medifier, the Fillmaster 1000e Electronic Dispenser and the Axenohl technology. In addition, we have a patent application pending for RoachX and related pesticide products. Except for the Nutripure whole-house water treatment systems, our other water treatment products are comprised of combinations of our own proprietary components, custom made components and patented, off-the-shelf components and are assembled and packaged by us. The Nutripure whole-house water treatment systems sold through the Nutripure dealer program are purchased from a variety of manufacturers as private label products for PURE Bioscience. These manufacturers use patented key components in their products.

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

The Company purchased the patent for 700,000 shares of its common stock plus certain expenses. The Company valued the patent at $1,540,600 based on the market price of the stock exchanged. In addition, the Company agreed to pay royalties in the amount of 5% of gross Axenohl sales until March 2018, the end of the life of the patent. There are minimum royalties due of $1,000,000 for the period of November 2001 to July 31, 2004 and for each fiscal year thereafter. PURE Bioscience has the right, in its sole and absolute discretion, to pay the minimum royalty in cash or in common stock at prevailing market prices. If the Company determines it does not wish to pay the minimum royalty payment, it has the option at any time to transfer the patent back to the prior owner rather than pay the minimum royalty.

The United States patent for Axenohl was issued on March 6, 2001, and a supplemental patent has been filed to cover the substitution of 14 other organic acids for citric acid in the formulation.

In June 2003, we received a second United States patent granted for Axenohl that covers the formulation of the Axenohl aqueous disinfectant in combination with ethyl alcohol. In addition, the Company has received national patents in Australia and New Zealand as well as regional patents in the Eurasian and OAPI regions of the world. National patent applications are now pending in Brazil, Canada, China, Japan and Mexico as well as the European and the ARIPO regions of the world. The Axenohl International Patent Application was published by the World Intellectual Property Organization (www.wipo.org) on April 22, 1999 under publication Number WO 99/18790.

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

We manufacture RoachX, AntX and TrapX in our manufacturing facility at our corporate offices and outsource some of the packaging functions. The active and inactive ingredients of these products are readily available through multiple manufacturers in the US and abroad.

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

Research and Development
Research and Development costs that have no alternative future uses are charged to operations when incurred and are included in operating expenses. The total amounts charged to Research and Development expense were $981,500 and $780,500 in the fiscal years ended July 31, 2003 and 2002, respectively.

Employees
As of October 24, 2003, PURE Bioscience employed twenty-six people, all of whom are full-time individuals: seven employees in product assembly and shipping, five employees in sales, marketing and customer service, five employees in research and development and eight employees in management and administration. We choose to outsource more expensive, specialized functions including public relations and selected engineering projects.

ITEM 2.  PROPERTIES
Our business operates in a 13,067 square foot facility located in a light industrial/office park in El Cajon, California. This location houses all administrative, executive, sales, assembly, shipping and manufacturing functions. The space is leased from an unaffiliated third party under a sixty-five month agreement commencing on July 1, 1996. The monthly rental is $0.80 per square foot plus $0.15 per square foot for maintenance of common areas. There is also a fixed yearly increase of 4%. We have also signed an amendment to the lease and exercised an option to lease the building for an additional five years.

ITEM 3.  LEGAL PROCEEDINGS
The following is an update of developments in the previously disclosed litigation involving PURE Bioscience filed in the Circuit Court of Pinellas County, Florida by Zedburn Corporation, against us for breach of contract in October 1997. The breach of contract alleged was for payment of fees for Mr. David Reitz's and Mr. Steven Durland's services of arranging a public offering of our common stock. We have filed counterclaims based upon the Racketeer Influenced and Corrupt Organization (RICO) Act against David Reitz, Zedburn Corporation, Capital Development Group, Steven Durland and other defendants. It is our position that Mr. Reitz and others perpetrated a scheme to defraud us of cash fees and securities in connection with purported services of arranging a public offering of our common stock. In October 1997, Mr. Reitz and Zedburn filed for protection under the Federal bankruptcy laws. In August 1998, Mr. Reitz voluntarily dismissed his bankruptcy and as a result thereof we have named Mr. Reitz as a defendant to our counterclaims.

We believe that the defendants had perpetrated similar schemes against other parties. We also believe we have substantially completed discovery and compiled compelling evidence to prove our claims.

Several of the Defendants filed Motions to Dismiss our counterclaims. A hearing on the Motions was held on October 1, 1998. Certain of the Motions were granted pending our amendment of our Counterclaim. We amended our Counterclaims in accordance with the judge's rulings. Certain Defendants filed second Motions to Dismiss the amended Counterclaims. A hearing on these latest motions was held in March 1999, before a different judge than the judge who ruled on the first motions. On April 20, 1999, orders were entered granting the Defendants' Motions to Dismiss. However these Orders did not state the basis for the Orders, nor was our legal counsel provided notice of the Orders or a copy of the new judge's correspondence offering a "formal ruling" upon request. In May 1999, we filed an Appeal of the Orders and Motions for Reconsideration based upon inconsistency of the Orders with the previous judge's rulings and the lack of notice to us. In August 2001, the Court of Appeals reversed the trial court's ruling and reinstated our claim against the defendants with the exception of PURE Biosicence's RICO action. We intend to pursue a trial as soon as possible. On September 5, 2003 the Circuit Court for Pinellas County, determined this case is appropriate for mediation, and ordered the parties to attend mediation.

On August 8, 2002, Billy Stapleton and Susie Stapleton filed a complaint for patent infringement in the United States District Court Eastern District of Tennessee at Knoxville, against PURE Bioscience' product RoachX. On August 12, 2002 Billy and Susie Stapleton filed an amended complaint. On May 2, 2003 PURE Bioscience filed its answer to amended complaint, denying allegations generally and specifically, and stating nine affirmative defenses to the amended complaint. PURE Bioscience believes Stapleton's amended complaint is frivolous and without merit.

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

PART II
ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

     (1) Market Information: PURE Bioscience's common stock is traded on the NASDAQ SmallCap Market under the symbol "PURE".
     (2) High and Low Bid Prices: The following table sets forth high and low bid prices for each fiscal quarter, as reported by NASDAQ, for the last two fiscal years. Such quotations represent inter-dealer prices without retail mark-ups, mark-downs, or commissions and, accordingly, may not represent actual transactions.

                        Fiscal 2003                                             Fiscal 2002
          Quarter Ended               High           Low           Quarter Ended             High           Low
          ------------------------- ---------- -- ----------       ----------------------- ---------- -- -----------
          July 31, 2003             $0.98         $0.56            July 31, 2002           $1.76         $0.47
          April 30, 2003            $1.10         $0.55            April 30, 2002          $2.29         $1.58
          January 31, 2003          $1.23         $0.26            January 31, 2002        $2.55         $1.85
          October 31, 2002          $0.82         $0.25            October 31, 2001        $3.47         $1.90

     (3) Security Holders: As of October 24, 2003, we had approximately 172 holders of record of our common stock. This does not include beneficial owners holding common stock in street name. The closing price per share on October 24, 2003 was $0.80.
     (4) Dividend Plans: We have paid no common stock cash dividends and have no current plans to do so.
     (5) Preferred Stock: There are no shares of preferred stock presently outstanding.
     (6) Changes in Securities: During the fourth quarter of the fiscal year, we conducted a $60,000 private placement in which the Company issued 120,000 shares of common stock to three accredited investors at a price of $0.50 per share. With respect to the sales made, we relied on
          Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered solely to accredited or sophisticated investors who were provided all of the current public information available on PURE Bioscience.
     (7)  Securities Authorized for Issuance under Equity Compensation Plans

           --------------------- ------------------------- ----------------------------- ----------------------------
                                                                                            Number of securities
                                                                                           remaining available for
                                 Number of securities to                                    future issuance under
                                 be issued upon exercise    Weighted-average exercise     equity compensation plans
                                 of outstanding options,       price of outstanding         (excluding securities
                                   warrants and rights     options, warrants and rights   reflected in column (a))
              Plan Category                (a)                         (b)                           (c)
           --------------------- ------------------------- ----------------------------- ----------------------------
           Equity  compensation
           plans   approved  by
           security holders                     3,129,375                          1.86                    5,987,278
           --------------------- ------------------------- ----------------------------- ----------------------------
           Equity  compensation
           plans  not  approved
           by security holders                  1,015,000                          1.63                      533,000
           --------------------- ------------------------- ----------------------------- ----------------------------
           Total                                4,144,375                          1.83                    6,520,278
           --------------------- ------------------------- ----------------------------- ----------------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Competition and elsewhere in this Form 10KSB. Our consolidated financial data includes Export Company of America, Inc., Ampromed Comercia Importacao e Exportacao Ltda., ETI-H2O Corporation, and Nutripure Water Corporation. The following discussion and analysis should be read in conjunction with the audited financial statements of PURE Bioscience.

Results of Operations for the Year Ended July 31, 2003 Versus Year Ended July 31, 2002 During the year, we continued to realize revenues from multiple product lines in our different divisions. In order to be more informative regarding distribution of revenues, discussion of revenues will be in terms of our water treatment segment and our bioscience segment, which includes silver ionization and pesticide divisions.

Revenues of $2,589,500 in the year ended July 31, 2003 were 19% lower than the $3,206,400 in revenues reported for the year ended July 31, 2002. The decrease was due to a decrease in sales in the biosciences division. During the year, water treatment division revenues of $2,473,800 were 13% higher than the $2,188,900 in the prior year. Bioscience segment revenues in the current year of $115,700 were 89% lower than the $1,017,500 in the prior year and reflect a large decrease in both silver ionization and pesticide product sales.

The increase of $284,900 in water treatment division revenues was comprised of an increase of $116,000 in Fillmaster pharmaceutical water system replacement filter sales, an increase of $48,800 in Residential Water Treatment sales and an increase of $120,100 in the Nutripure dealer program revenues. Fillmaster pharmaceutical water system sales remained unchanged at approximately $1,160,700 from the prior year; however, at July 31, 2003 the Company had a backlog of Fillmaster systems of $273,400. The market continues to be very competitive, and we expect revenues from our commercial/retail water treatment products to continue their historic steady growth.

The decrease in pesticide product sales was due to the change in sales strategy implemented earlier this year, including a change from salaried sales employees to commissioned outside sales representatives. During the year, we refocused our market strategy from marketing primarily to the pest control industry wholesalers to include marketing directly to major industry leaders. The change in sales and marketing strategy resulted in a decrease in sales as we restructure the pesticide division to more effectively target the professional pest control industry's need for highly effective but least toxic pest control products. We believe that our restructuring will result in increased sales, but we recognize that we face significant competition from larger, better capitalized companies in this market. We expect to see a shift toward increasing pest control product sales in the coming year.

The decrease in silver ionization sales was solely due to lack of sales of Axen to Dodo & Company. In March 2001, we signed a five-year contract to provide Axenohl to Dodo & Company, a Korean cosmetics manufacturer and marketer. During prior fiscal year, Dodo & Company expanded its A-Clinic Club line to include over 10 different products, all of which contain Axenohl as an active ingredient. Because of Dodo & Company's significant investment in the product line, we believed we would be able to renegotiate the contract to the satisfaction of both parties; however, in early December 2002, we were informed by the Chairman of Dodo & Company that Dodo & Company has begun a bankruptcy reorganization process. We have not yet renegotiated the contract but have resumed incremental shipments to Dodo & Company on a pre-paid, ex-factory basis.

The antimicrobial market is highly competitive, and we anticipate that market acceptance of a brand new technology may be a long term achievement. In addition to competition challenges, we believe that the investment necessary to pursue research testing and regulatory approval for Axenohl products will continue to be significant. As we receive additional regulatory approvals for Axenohl, however, we expect revenues to develop quickly. For example, now that we have received EPA approval on Axen-30(R), our Axenohl-based hard surface disinfectant, and we expect to see a shift toward increasing Axenohl division product sales in the coming year, and we believe that sales of Axen-30 will have a significant impact on revenues in future.

For example, in September 2003, PURE Bioscience announced the first significant commercialization of its hard surface disinfectant, Axen-30(R), which is sold by EnvirOx L.L.C. of Danville, Illinois, as Critical Care(TM), a new commercial disinfectant-fungicide-virucide,

Also in September 2003, the Company announced an agreement with Therapeutics, Inc., a drug development company based in La Jolla, California, for the development and commercialization of Food and Drug Administration (FDA) regulated Axenohl-based products. Therapeutics, Inc. will fund and direct all development activities and FDA regulatory filings and will initially focus on development of Axenohl-based products for the treatment of bacterial, viral and fungal mediated diseases and conditions.

We continue to believe that pesticide technologies will have a material impact on revenues in the coming year, and we continue to believe that the silver ion technologies will ultimately become the largest revenue generator for PURE Bioscience.

Gross profit for the year ended July 31, 2003 was $1,055,500 versus $1,607,900 in 2002. Gross profit percentage of 41% in 2003 was lower when compared to 50% in 2002 because of the decrease in Axenohl sales associated with higher margins and the increase in Nutripure dealer program revenues which have proportionally lower margins.

Net loss from for the year ended July 31, 2003 was $3,284,000 versus net loss of $2,222,500 for the same period in 2002. During the year, General and Administrative expenses increased $154,200, or 8%, from $2,027,900 at in fiscal 2003 versus $2,182,100 in fiscal 2002. Administrative expenses include an increase in amortization costs associated with purchased patents and licenses. Selling expense decreased approximately $283,100, or 38%, from $749,300 in 2002 to $466,200 in 2003 because of a decreased use of salaried sales personnel and an increase in the use of commissioned salespeople. Research and Development increased approximately 26%, or $201,000, over the same period in 2002 from $780,500 to $981,500. This increase was the result of continued time and resources devoted to the development and testing of our emerging pesticide and silver ion technology product lines. Of the loss in the current period, $1,204,000 is attributable to non-cash items: $635,400 of non-cash start-up cost attributed to 651,000 warrants valued at $0.976 per warrant used to acquire a three-part cross marketing and licensing agreement described below in the Liquidity and Capital Recourses section, $225,400 of services paid with stock and warrants, $155,500 of amortization and $187,700 of depreciation.

LIQUIDITY AND CAPITAL RESOURCES
From inception through the present, we have financed our operations primarily through our initial public offering in August of 1996 and by subsequent private placement stock sales. In addition, the Company had obtained short term financing through a $500,000 line of credit. In September 2002 the Company renegotiated its line of credit and extended it until November 2003. The extension includes an increase from $500,000 to $600,000 at an interest rate of 1 1/2 % per month secured against the entire assets of the Company excluding the Axenohl patent. In July 2003, the Company issued a $300,000 convertible debenture at an interest rate of 10% per annum due July 2004.

The Company is currently attempting to strengthen its liquidity position by working with an investment banker because the Company requires an outside source of capital to fund planned projects relating to new product development and related product launches, research and development projects, regulatory approvals. The Company's operations alone may not generate cash flows, within the next twelve months, sufficient to fund planned expansion.

In August of 2003, the Company completed a financing arrangement which included the acquisition of a $1,600,000 Trust Deed asset in exchange for the issuance of 2,000,000 shares of the Company's common stock to a party unrelated to the grantor. In October 2003, the Company signed a term sheet to sell the Trust Deed asset for cash at face value. The purchasing party is also acquiring the water treatment division for $2,750,000 in cash plus up to $1,250,000 in deferred payments over the next year. Completion of the divestment of the water treatment division is subject to approval by PURE Bioscience shareholders. The Company intends to use a portion of the proceeds of this transaction to satisfy outstanding debt. The remaining proceeds should be sufficient to sustain operations and fund product development and commercialization until our bioscience technologies result in positive cash flow.

Although the Company has no plans to continue to fund operations with additional private placements of stock, we may evaluate opportunities to sell additional equity or debt securities, or obtain credit facilities from lenders to strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

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

July 31, 2003, our current assets to liabilities ratio decreased from 1.07 to
0.35. Current assets decreased $590,200 from $1,299,800 at July 31, 2002 to $709,600 at July 31 2003 due to a decrease in inventories associated with lower sales volume and a large decrease in officer and employee loans and prepaid expenses. Current liabilities increased $800,300 from $1,120,000 to $2,010,300. This increase was due mainly to an increase in loans from shareholders of $100,000, the addition of a convertible debenture of $180,500 and an increase in accounts payable of approximately $488,100.

Net fixed assets decreased approximately $181,200 due mainly to depreciation of equipment. Noncurrent assets decreased approximately $151,100 due to amortization. Non-current assets of $2,484,600 consist almost entirely of Patents and Licenses.

Cash flows used from operations were $851,600 in the year ended July 31, 2003 and $1,035,300 in 2002. For fiscal 2003, cash flows used in investing activities included $500 for the purchase of machinery and equipment and $4,300 for the purchase of patents and licenses. In fiscal 2002 cash flows used in investing activities included $71,500 for the purchase of machinery and equipment and $165,200 for the purchase of patents and licenses.

Cash flows from financing activities were $956,300 in fiscal 2003 and $1,216,200 in fiscal 2002. Financing activities for the current period included the addition of $100,000 in loans from shareholders from a line of credit renegotiated in September 2002 and $300,000 from a convertible debenture issued in July of 2003. Cash flows from financing activities also included an increase of common stock of $556,325. During the current year, the Company conducted a $250,000 private placement in which the Company issued 933,332 shares of common stock to six accredited investors at a price of $0.30 per share (less costs), a $200,000 private placement in which the Company issued 400,000 shares of common stock to six accredited investors at a price of $0.50 per share and a $60,000 private placement in which the Company issued 120,000 shares of common stock to three accredited investors at a price of $0.50 per share The Company also received $81,325 from the exercise of options. In the prior period, cash flows from financing activities included the addition of $500,000 in notes payable from a line of credit established in September 2001. Cash flows from financing activities in the prior period also included an increase of common stock of $435,300 which included a $400,000 private placement in which the Company issued 250,000 shares of common stock to eleven accredited investors at a price of $1.60 per share. The Company also received approximately $68,000 from the exercise of options.

Commitments
As a condition of the purchase agreement of the Axenohl patent, the Company agreed to make certain royalty payments to NVID of 5% of the gross product sales with a minimum royalty payment total of $1,000,000 for the period from November 15, 2001 to July 31, 2004 and subsequently $1,000,000 per year for the remaining life of the patent. The contract states that at July 31, 2004 the Company shall have the right, in its sole and absolute discretion, to do one of the following:
a) pay the initial minimum royalty payment of $1,000,000 in cash or common stock of the Company to NVID, less royalty amounts already paid, on or before July 31, 2004, b) transfer the patent back to NVID, at which time the Company would be released of any future minimum payments and granted a license to manufacture and distribute products covered by the patent while retaining all Axen and Axenohl related patents filed by the Company, including retention of all of its previously granted license rights to sell, distribute and manufacture all Axenohl based products, or c) cancel any royalty obligation under the contract by selling, transferring or assigning its ownership of the primary patent to a third party and paying NVID a percentage of the gross proceeds of 10% or 5%, depending on how near the date of the transfer is to July 31, 2004, while retaining all Axen and Axenohl related patents filed by the Company, including retention of all of its previously granted license rights to sell, distribute and manufacture all Axenohl based products. The Company has not recorded or accrued an amount for the minimum royalty payments in the financial statements because the Company has determined that it is unlikely to choose the option to pay the minimum royalty.

In January 2003, the Company signed a cross-marketing and licensing agreement with Nickel Ltd., a manufacturer and distributor of wet wipes in Europe to acquire two "Super Distribution Agreements" and establish a 50/50 joint venture between PURE Bioscience and Nickel, to be known as CARLINE AMERICA LTD(TM). In exchange, and as total consideration on the Company's part, the Company agreed to issue a warrant to Nickel Ltd. to purchase 651,000 shares of common stock for $0.0001 per share valued at $635,000. This amount was expensed as start-up costs in the second quarter of the year. No cash was expended to acquire these agreements. Because of Nickel's failure to pay for product and failure to fulfill key material obligations under the contract, Company does not consider the warrant vested or exercisable and neither the warrant nor the common stock underlying the warrant will be issued.

                                 PURE BIOSCIENCE

                        CONSOLIDATED FINANCIAL STATEMENTS
               For the Years Ended July 31, 2003 and July 31, 2002

                         Independent Accountants' Report






Board of Directors
PURE Bioscience


     We have audited the accompanying consolidated balance sheets for PURE Bioscience as of July 31, 2003 and 2002, and the related consolidated statements of operations, statement of accumulated deficits and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     The accompanying financial statements as of July 31, 2002 and for the year then ended have been restated to correct errors as described in Note 2.

     In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of PURE Bioscience as of July 31, 2003 and July 31, 2002, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.



/s/ Miller and McCollom
-----------------------------------
MILLER AND MCCOLLOM, CPAs
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado
October 21, 2003


CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------
                                                                  July 31           July 31
                                                                   2003              2002
                                                                                  (Restated)
                                                                                 (See Note 2)
                                                               ----------       -------------
ASSETS
Current Assets
     Cash and cash equivalents                                  $ 251,087           $ 151,257
     Accounts receivable, net of allowance for doubtful
         accounts of $ 63,500 at July 31, 2003
         and $111,000 at July 31, 2002                            163,895             166,601
     Due from officers and employees                                   61             209,437
     Inventories                                                  287,940             595,071
     Prepaid expenses                                               6,654             177,445
                                                               ----------          ----------
         Total current assets                                     709,637           1,299,811
                                                               ----------          ----------
Property, Plant and Equipment
     Property, plant and equipment                                432,744             613,909
                                                               ----------          ----------

         Total property, plant and equipment                      432,744             613,909
                                                               ----------          ----------

Noncurrent Assets
     Deposits                                                       9,341               8,954
     Patents and licenses                                       2,475,280           2,626,376
                                                               ----------          ----------

         Total noncurrent assets                                2,484,621           2,635,330
                                                               ----------          ----------

     Total assets                                             $ 3,627,002         $ 4,549,050
                                                              ===========         ===========

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
     Accounts payable                                         $ 1,079,128           $ 591,031
     Accrued liabilities                                          150,688             118,975
     Notes payable                                                180,513                   -
     Loans from shareholders                                      600,000             500,000
                                                               ----------          ----------

         Total current liabilities                              2,010,329           1,210,006
                                                               ----------          ----------

Stockholders' Equity
     Class A common stock, no par value: authorized
         50,000,000 shares, issued and outstanding
          10,594,088 at July 31, 2003 and
          8,400,899 at July 31, 2002                           14,758,203          13,976,448
     Warrants: issued and outstanding 1,037,429
         warrants                                                 788,473               8,610
     Accumulated deficit                                      (13,930,003)        (10,646,014)
                                                              -----------         -----------

         Total stockholders' equity                             1,616,673           3,339,044
                                                               ----------          ----------

     Total liabilities and stockholders' equity               $ 3,627,002         $ 4,549,050
                                                              ===========         ===========




   The accompanying notes are an integral part of these financial statements


CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------------

                                                                        For the Year Ended
                                                                              July 31
                                                                        2003              2002
                                                                                      (Restated)
                                                                                     (See Note 2)
                                                                    ------------     -------------
Net revenues                                                        $  2,589,496     $   3,206,448
Cost of sales                                                          1,533,970         1,598,553
                                                                    ------------     -------------

Gross profit                                                           1,055,526         1,607,895
                                                                    ------------     -------------

Selling expenses                                                         466,198           749,348
General and administrative expenses                                    2,182,097         2,027,875
Research and development                                                 981,493           780,510
Start-up costs                                                           635,376            47,831
                                                                    ------------     -------------

Total operating costs                                                  4,265,164         3,605,564
                                                                    ------------     -------------

Loss from operations                                                  (3,209,638)       (1,997,669)
                                                                    ------------     -------------

Other income and (expense):
     Interest income                                                       1,333             9,999
     Interest expense                                                    (98,765)          (39,024)
     Other                                                                23,081            (2,400)
                                                                    ------------     -------------

Total other income (expense)                                             (74,351)          (31,425)
                                                                    ------------     -------------

Loss from continuing operations                                       (3,283,989)       (2,029,094)
                                                                    ------------     -------------

Discontinued operations:
     Loss from discontinued operations                                         -           152,405
     Loss from disposal of discontinued operations                             -            41,049
                                                                    ------------     -------------
         Total discontinued operations                                         -           193,454
                                                                    ------------     -------------

Net loss                                                            $ (3,283,989)    $  (2,222,548)
                                                                    ============     =============

Net loss per common share, basic and diluted
     Continuing operations                                          $      (0.36)    $       (0.27)
     Discontinued operations                                                   -             (0.02
                                                                    ------------     -------------
     Net loss                                                       $      (0.36)    $       (0.29)
                                                                    ============     =============



    The accompanying notes are an integral part of these financial statements


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------------------------------

                                                                                 For the Year Ended
                                                                                      July 31
                                                                                 2003         2002
                                                                                            (Restated)
                                                                                          (See Note 2)
                                                                           ------------  -------------
Cash flows from operating activities
      Net loss                                                              $(3,283,989)   $(2,222,547)

      Adjustments to reconcile net income to net cash
      provided by operating activities:
          Amortization                                                          155,461        187,870
          Depreciation                                                          181,697        266,530
          Services paid for with stock and warrants                             885,509        100,000
      Changes in assets and liabilities:
          (Increase) decrease in accounts receivable                              2,706        404,133
          (Increase) decrease in due from officers and employees                209,376         30,564
          (Increase) decrease in prepaid expense                                171,087         13,721
          (Increase) decrease in inventory                                      307,131        115,947
          (Increase) decrease in deposits                                          (387)          (827)
          Increase (decrease) in accounts payable                               488,097         47,039
          Increase (decrease) in accrued liabilities                             31,713         22,283
                                                                           ------------  -------------

              Net cash provided (used) by operating
                   activities                                                  (851,599)    (1,035,287)
                                                                           ------------  -------------

Cash flows from investing activities
      Purchase of patents and licenses                                           (4,365)       (71,495)
      Purchase of property, plant and equipment                                    (531)      (165,236)
                                                                           ------------  -------------

              Net cash (used) in investing activities                            (4,896)      (236,731)
                                                                           ------------  -------------

Cash flows from financing activities
      Proceeds from debt obligations                                            400,000        500,000
      Proceeds from sale of common stock                                        556,325        716,183
                                                                           ------------  -------------

              Net cash provided by financing activities                         956,325      1,216,183
                                                                           ------------  -------------

Net increase (decrease) in cash and cash equivalents                             99,830        (55,835)
                                                                           ------------  -------------

Cash and cash equivalents at beginning of period                                151,257        207,092
                                                                           ------------  -------------

Cash and cash equivalents at end of period                                 $    251,087  $     151,257
                                                                           ============  =============

Supplemental disclosures of cash flow information
      Cash paid for interest paid                                          $     98,765  $      39,024
      Cash paid for taxes paid                                             $      3,500  $       2,400
Noncash investing and financing activities:
     Value of shares issued in exchange for Silver Ion Technology patent                 $   1,540,600





    The accompanying notes are an integral part of these financial statements

                                 PURE Bioscience
                   Notes to Consolidated Financial Statements
                       See Independent Accountants' Report



Note 1.  Organization and Summary of Significant Accounting Policies
This summary of significant accounting policies of PURE Bioscience (formerly Innovative Medical Services) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements. The financial statements are stated in United States of America dollars.

Organization and Business Activity The Company was incorporated as Innovative Medical Services in San Diego, California on August 24, 1992 as a provider of pharmaceutical water purification products. Based on revenues, the Company's primary business is the sale and manufacture of residential and commercial water filtration systems. In addition, the Company produces, manufactures and licenses silver ion bioscience technologies (Axenohl and Axen) and produces products for the pesticide industry (Innovex). In September 2003 the Company effected a name change as approved by shareholders to PURE Bioscience.

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

In November 2000, PURE Bioscience acquired 100% of the stock of ETIH2O, Inc, a privately held technology corporation that developed Axenohl and is responsible for processing, and production of Axenohl and Axen. ETI-H2O is also responsible for all supervision of all research, studies, data and quality control of the Axenohl/Axen product line.

Basis of Presentation and Principles of Consolidation
The accompanying financial statements include the consolidated accounts of PURE Bioscience and its subsidiaries. All inter-company balances and transactions have been eliminated.

Revenue Recognition
Generally, the company recognizes income based upon concluded arrangements with customers and when all events have occurred by delivery or performance. Certain income is recognized upon shipment where the sale is made f.o.b. shipping point including sales to dealers and pharmacies. Customer acceptance provisions and installation procedures accompanying delivery are minor in nature, and the Company has not experienced any material expense in satisfying warranties and returns.

The Company has a program of providing financing to independent dealers for equipment of other manufacturers and not the Company's products. The Company receives funds from its primary lender and disperses the funds to the dealer, less a commission charged by the Company, upon completion of the contract. The Company records the commissions earned as revenues when received.

Most of the Company's chain customers have entered into multi-year contracts for the Customer Service Plan 2000. The CSP 2000 provides an extended warranty on PURE Bioscience's Fillmaster pharmacy products; significant discounts on maintenance item costs; free software upgrades for the Fillmaster 1000e and Scanmaster; automatic replacement filter shipments; and simplified, annual invoicing. When the customer buys a dispenser on the Customer Service Plan 2000 it agrees to pay a fixed annual fee that covers replacement filters and parts. The filters should be replaced once a year. In order to match income with related costs, and for simplicity in accounting and billing, the Company bills the customer the annual fee and recognizes the revenue in the same month that it ships the replacement filters to the store. This is done one year after the store is added to the Plan and each year thereafter. Future warranty costs associated with the CSP 2000 Plan are discussed in Note 18.

Accounts Receivable
The Company sells on terms of cash or net 30 days. Invoices not paid within stated terms are considered delinquent. The Company analyzes its accounts receivable periodically and recognizes an allowance for doubtful accounts based on estimated collectibility. Individual accounts deemed uncollectible are charged to the allowance. At July 31, 2003, $47,500 was considered past due, determined by 90 day after invoice date.

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

Research and Development
Research and Development costs that have no alternative future uses are charged to operations when incurred and are included in operating expenses. The total amount charged to Research and Development expense was $981,500 and $780,500 in the fiscal years ended July 31, 2003 and 2002, respectively.

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

Amortization of Intangible Assets
The cost of patents acquired is amortized on a straight-line basis over the remaining lives of the patents. Licenses are amortized on a straight-line basis over periods ranging from 15 to 20 years. The weighted average amortization period for all patents and licenses is 17.56 years. The estimated amortization expense over each of the next five years is $155,700.

Amortization expense for the years ended July 31, 2003 and July 31, 2002 was $155,500 and $187,900, respectively.

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

Inventory
Inventories are stated at the lower of cost or net realizable value using the average cost method. Inventories at July 31 consisted of:

                                              2003                 2002
                                        ---------------       --------------
              Finished Goods            $      133,900        $      257,600
              Work in Progress                       0                29,900
              Raw Materials                    181,900               334,600
                                        ---------------       --------------
                                        $      315,800        $      622,100
                                        ---------------       --------------

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

Advertising and Promotional Costs
Cost of advertising and promotion are expensed as incurred. Such costs were $466,200 and $448,800 for the years ended July 31, 2003 and July 31, 2002, respectively.

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

Following is a reconciliation of the weighted average number of shares actually outstanding with the number of shares used in the computations of loss per common share:

                                                                         For the Years Ended
                                                            July 31, 2003                 July 31, 2002
                                                         -----------------             -----------------
       Shares outstanding                                      10,594,088                     8,400,899

       Weighted average number of shares actually               9,153,887                     7,607,146
           outstanding
       Stock Options                                            4,144,375                     3,586,875
       Warrants
                                                               1,037,429                         15,000
                                                              -----------                  -----------
            Total weighted average shares                      14,335,691                    11,009,021
                                                              ------------                 ------------
       Loss from continuing operations                       $ (3,174,259)                $  (2,251,439)

       Loss from discontinued operations                                -                      (193,454)
                                                             -------------                 ------------

       Net loss                                              $ (3,174,259)                 $ (2,444,893)
                                                             ------------                  ------------

       Net loss per common share
             Continued operations                            $      (0.35)                 $      (0.30)
             Discontinued operations                                (0.00)                        (0.02)
                                                             ------------                  ------------
             Net loss                                        $      (0.35)                 $      (0.32)
                                                             ============                  ============



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

The Company expended $230,000 during the year ended July 31, 2001 and an additional $47,831 during the July 31, 2002 fiscal year in an effort to acquire and set up a Korean corporation. The Company capitalized these costs as Deferred Acquisition costs as incurred. The Company later determined the venture was not feasible and decided not to go forward with the project. The total costs of $277,831 were written-off as Abandoned Projects at July 31, 2002. We now believe the treatment of these costs was not correct. The accompanying financial statements now show these costs as expensed when incurred as Start-up Costs. The effect of this restatement was to increase the net loss at July 31, 2001 by $230,000 and to decrease the net loss at July 31, 2002 by $230,000.

In previous years the Company had not recorded a liability for its future warranty obligation. Because the Company has now computed and booked this liability the accompanying financial statements have been restated to include this obligation.. A liability of $42,430 at July 31, 2003 and $41,445 at July 31, 2002 are included in Accrued Liabilities. The income statement effect of these items was to reduce net loss at July 31, 2001 by $729 and to increase net loss at July 31, 2002 by $7,654.

The accompanying financial statements also include 15,000 warrants issued for $8,310 that were omitted from the July 31, 2002 balance sheet in error.

Note 3. Cash and Cash Equivalents
For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At July 31, 2003, the Company had deposits of $124,842 in excess of FDIC insured limits. At July 31, 2002, the Company had no deposits in excess of FDIC insured limits.

Note 4. Due from Officers and Employees (Related Parties)
At July 31, 2003, there were no amounts due from officers and $61 represents amounts due from employees. At July 31, 2002, there were notes receivable of $64,075 due from officers and $145,362 due from employees. All notes receivable are due and payable within one year. The carrying value of the notes, based on the terms at which those same loans would be made currently, approximate their fair value. All notes in excess of $10,000 have interest accrued at 6%. Advances to employees of amounts under $10,000 are not charged interest. The total of these loans to employees of under $10,000 was $61 at July 31, 2002 and $7,620 at July 31, 2002.

Note 5. Property, Plant and Equipment
The following is a summary of property, plant, and equipment - at cost, less accumulated depreciation:

                                                      July 31, 2003          July 31, 2002
                                                   -----------------    -------------------
        Computers and equipment                     $     1,081,046       $      1,076,466
        Furniture and fixtures                              108,129                103,855
        Website                                                   -                207,916
        Vehicle                                              50,985                 50,985
        Leasehold improvements                              309,830                307,606
                                                   -----------------    -------------------
                                                          1,549,990              1,746,828
        Less: accumulated depreciation
              and amortization                            1,117,246              1,091,870
                                                   -----------------    -------------------
                 Total                              $       432,744       $        654,958
                                                   -----------------    -------------------

Depreciation expense charged to general and administrative expense for the years ended July 31, 2003 and July 31, 2002 was $320,500 and $266,500, respectively.

Note 6. Notes Payable
The details relating to note payable are as follows:

                                                                 July 31, 2003               July 31, 2002
                                                             ------------------          ------------------
      Convertible Debenture, interest payable quarterly at
      10% per annum due and payable on July 24, 2004.         $        300,000            $              -
      Discount
                                                                     (119,487)                           -
      Current maturities of notes payable included in
      current liabilities                                              180,513
                                                             ------------------          ------------------

      Total long term debt                                    $              -            $              -
                                                             ------------------          ------------------

The note contains a provision that the holder can demand the note be paid in full in cash if the Company obtains any future financing (whether debt or equity) of at least $500,000. If held to maturity, principal is automatically converted to common shares of the Company at the conversion price of $0.50 per share. The conversion price can be reset after 180 days and again after one year to 75% of the trading price of the stock if the per share price falls below $0.75 on those dates. The note was contained in a Unit Purchase Agreement in which the holder of the note receives 300,000 five-year warrants to purchase common stock of the Company at an exercise price of $0.75. The recorded value of the note payable and the warrants were apportioned based on their respective fair values. This resulted in the note being recorded at its discounted value of $180,513. The discount of $119,487 will be amortized over the one-year life of the note. If the contract were to have settled on July 31, 2003, the Company would have had to pay the holder of the note 600,000 shares of common stock. The maximum amount of shares the Company would be required to pay under the contract is the lower of 75% of the price of the Company's common stock at the 180 day or one-year reset dates divided by the $300,000 face value of the note.

Note 7. Loans from Shareholder
The details relating to loans from shareholders are as follows:

                                                                              July 31, 2003    July 31, 2002

                                                                           ----------------    --------------
            Line of Credit (from shareholder) $600,000 line of credit, interest at 18% Due and payable November 13, 2003
            Secured by total assets of the Company                         $        600,000     $     500,000
            Excluding the Axenohl patent
            Current maturities of loans payable included in
            current liabilities                                                     600,000           500,000
                                                                           ----------------      ------------

            Total long term debt                                           $              -     $           -
                                                                           ----------------     -------------

The terms of the line of credit required the Company to maintain current accounts receivable of a minimum of $350,000. At the end of year, the Company was in technical violation with this provision.

Note 8.   Warranty Liability

          In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". Interpretation 45 is effective for financial statements of interim or annual periods fiscal years ending after December 15, 2002 and requires the following disclosures of the Company's product warranties:

          The Company provides a standard warranty of two years for replacement parts on all Fillmaster systems sold. Most of the Company's chain customers have entered into multi-year contracts for the Customer Service Plan 2000. The CSP 2000 provides an extended unlimited warranty on all PURE Bioscience pharmacy products; significant discounts on maintenance item costs; free software upgrades for the Fillmaster 1000e and Scanmaster; automatic replacement filter shipments; and simplified, annual invoicing. When the customer buys a dispenser on the Customer Service Plan 2000 it agrees to pay a fixed annual fee that covers replacement filters and parts. The Company monitors the costs of providing replacement parts other than filters. This cost has remained steady and is computed as a percentage of related revenues. The following is a summary of changes in the Company's product warranty liability.


                                            Beginning             Expense          Warranty             Ending
                                            Liability            Incurred          Payments            Liability
                                            ----------          ----------       -----------           ---------
        Year ended July 31, 2002            $   33,791          $   39,602       $    31,948           $  41,445
                                             =========          ==========          ========             =======


        Year ended July 31, 2003            $   41,445          $   33,692       $    32,707           $  42,430
                                             =========          ==========           ======              =======



Note 9. Commitments
On May 14, 1996, the Company entered into an operating lease agreement for its home office which expires (under extension) in October 2006. The lease includes a yearly increase of 4%. The rental expense recorded in general and administrative expenses for the years ended July 31, 2003 and July 31, 2002 was $160,545 and $144,348, respectively. Future minimum rental payments required for each of the 5 succeeding years assuming exercise of the option are as follows:


                    Year Ended July 31            Amount
                    ------------------            ------
                           2004                  $166,967
                           2005                  $173,645
                           2006                  $180,591
                           2007                  $187,815
                           2008                  $195,328

The Company has an employment contract with its Chief Executive
Officer/President which includes a provision for him to be paid an amount equal to 3% of the Company's net income before taxes, if any.

On November 30, 2001 the Company acquired the patent for Axenohl, a silver ion based technology (Note 17). As a condition of the purchase agreement of the Axenohl patent, the Company agreed to make certain royalty payments to NVID of 5% of the gross product sales with a minimum royalty payment total of $1,000,000 for the period from November 15, 2001 to July 31, 2004 and subsequently $1,000,000 per year for the remaining life of the patent. The contract states that at July 31, 2004 the Company shall have the right, in its sole and absolute discretion, to do one of the following: a) pay the initial minimum royalty payment of $1,000,000 in cash or common stock of the Company to NVID, less royalty amounts already paid, on or before July 31, 2004, b) transfer the patent back to NVID, at which time the Company would be released of any future minimum payments and granted a license to manufacture and distribute products covered by the patent while retaining all Axen and Axenohl related patents filed by the Company, including retention of all of its previously granted license rights to sell, distribute and manufacture all Axenohl based products, or c) cancel any royalty obligation under the contract by selling, transferring or assigning its ownership of the primary patent to a third party and paying NVID a percentage of the gross proceeds of 10% or 5%, depending on how near the date of the transfer is to July 31, 2004, while retaining all Axen and Axenohl related patents filed by the Company, including retention of all of its previously granted license rights to sell, distribute and manufacture all Axenohl based products. The Company has not recorded or accrued an amount for the minimum royalty payments in the financial statements because the Company has determined that it is unlikely to choose the option to pay the minimum royalty. There are potential minimum royalties due of $1,000,000 for the period of November 2001 to July 31, 2004 and for each fiscal year thereafter. Future minimum royalty payments required for each of the 5 succeeding years are as follows:

                    Year Ended July 31            Amount
                    ------------------            ------
                           2004                 $1,000,000
                           2005                 $1,000,000
                           2006                 $1,000,000
                           2007                 $1,000,000
                           2008                 $1,000,000

The maximum royalty payments cannot be estimated because they are based on future sales.

In June 2003, the Company signed a Letter of Engagement with GunnAllen Financial to become the Company's exclusive financial advisor. In the agreement the Company agreed to pay GunnAllen Financial a fee of $10,000 per month for a period of two years. As additional compensation, in August of 2003 the agreement was amended to include a warrant to purchase 200,000 shares of common stock of the Company at a strike price of $0.80.

Note 10. Equity and Common Stock
The following schedule summarizes the change in equity:


                             Common        Common
                             Stock          Stock          Warrants       Warrants        Accumulated
                             Shares           $             Issued           $              Deficit         Total
                           ---------     ----------       ----------     -----------     ------------     ---------
Balance, July 31, 2001     6,954,699    $11,510,915       4,472,500        $108,750      $(8,423,467)    $3,196,198
                           ---------     ----------       ---------         -------       -----------     ---------

Sale of Stock                 35,200         75,183                                                          75,183

Private Placement            511,000        641,000                                                         641,000

Shares Issued for
Services                     200,000        100,000                                                         100,000

Warrants Issued for
Services                                                     15,000           8,610                           8,610
Expiration of Warrants
                                            108,750      (4,472,500)       (108,750)

Purchase of Patents          700,000      1,540,600                                                       1,540,600

Net Loss                           0              0               0               0       (2,222,547)    (2,222,547)
                           ---------      ---------       ---------       ---------      -----------    ------------

Balance, July 31, 2002     8,400,899     13,976,448          15,000           8,610      (10,646,014)     3,339,044

Sale of Stock                 72,500         81,325                                                          81,325

Private Placement          1,788,439        475,000         371,429         144,487                         619,487

Shares Issued for
Services                     332,250        225,430                                                         225,430

Warrants Issued for
Services                                                    666,000         635,376                         635,376

Net Loss                           0              0               0               0       (3,283,989)   (3,283,989)
                           ---------      ---------       ---------       ---------      -----------    ------------

Balance, July 31, 2003    10,594,088    $14,758,203       1,037,429       $ 788,473     $(13,930,003)    $1,616,673
                          ==========    ===========    ============       =========     =============    ==========


The Company also has 5,000,000 shares of preferred stock authorized, no preferred stock has been issued.

The following schedule summarizes the outstanding warrants:


                                                               Weighted
                                                               Average
                            Date                               Exercise    Exercise      Expiration
Issued For                 Issued       Amount    $ Amount        Price      Price           Date
------------------        --------   ----------  ----------   ----------    -------      ----------
Services                  6/14/02       15,000      $8,610      $1.00         $1.00         6/14/07

Private Placement         1/31/03       71,429      25,000      $0.30         $0.30         1/31/08

Start-up Costs            1/15/03      651,000     635,376     $0.001        $0.001         1/15/08

Private Placement         7/24/03      300,000     119,487      $0.75         $0.75         7/24/08
                                       -------     -------
Total                                1,037,429    $788,473
                                     =========    ========





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


Note 11. Related Party Transactions
See Note 7.

Note 12. Stock Option Plans
The Company has the following stock option plans (the Plans) pursuant to which options to acquire common stock have been granted.

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

On March 11, 2002, the Company's shareholders approved the PURE Bioscience 2002 Employee Incentive Stock Option Plan. The purpose of the Plan is to advance the business and development of the Company and its shareholders by affording to the key employees and non-employee directors of the Company the opportunity to acquire a propriety interest in the Company by the grant of Options to acquire shares of the Company's common stock.

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

On March 11, 2002, the Company's shareholders approved the PURE Bioscience 2002-Non-Qualified Stock Option Plan. The purpose of the Plan is to advance the business and development of the Company and its shareholders by affording Eligible Plan Participants the opportunity to acquire a propriety interest in the Company by the grant of Options to acquire shares of the Company's common stock. Eligible Plan Participants include the Directors and Officers of the Company, consultants, advisors and other individuals deemed by the Compensation Committee to provide valuable services to the Company but who are not otherwise eligible to participate in the Employee Incentive Stock Option Plan.

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

The effect of applying FAS 123 on the years ended July 31, 2003 and 2002 pro forma net loss as stated below is not necessarily representative of the effects on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under FAS 123, the Company's net loss in the years ended July 31, 2003 and 2002 would have been approximately $4,014,900 and $2,856,400 or $(0.44) per share and $(0.38) per share, respectively, on a diluted basis. Compensation cost for non-employees of $191,600 was charged to income in the year ended July 31, 2003 and $27,300 in the year ended July 31, 2002. The weighted average fair value of the options granted during the years ended July 31, 2003 and 2002 are estimated at $1.16 per share and $1.13 per share, respectively, on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants in 2003 and 2002; no dividend yield, volatility of 137.78% and 101.48%, respectively; a risk-free interest rate of 2.25% and 5.25%, respectively and an expected life of 2.24 and 2.98 years from date awarded.

A summary of stock option activity is as follows:

                                                                    Weighted-Average
                                               Number of Shares    Exercise Price ($)
                                             --------------------- --------------------
             Balance at July 31, 2001            2,734,966                   1.72
             Granted                             1,850,000                   1.56
             Exercised                            (35,200)                   1.93
             Forfeited                           (338,091)                   1.63
                                                ----------
             Balance at July 31, 2002           4,211,675                    1.74
             Granted                              637,500                    0.50
             Exercised                           (156,875)                   0.55
             Forfeited                                 (0)                   0.00
                                                ----------
             Balance at July 31, 2003           4,692,300                    1.64
                                                ==========




                                                            Outstanding                            Exercisable
             Range of              Number        Weighted Average    Weighted Average                          Weighted
             Exercise              Shares         Remaining Life         Exercise            Number            Average
              Prices            Outstanding         (in years)            Price            Exercisable        Price ($)
        -------------------- ------------------- ------------------ ------------------- ------------------ -----------------
          $0.50 to $0.74         1,125,000              3.30              $0.53                892,500           0.53
               $1.00               523,750              0.70              $1.00                518,125           1.00
          $1.31 to $1.90           547,300              3.70              $1.72                537,500           1.73
               $2.00             1,600,000              2.25              $2.00              1,300,000           2.00
          $2.10 to $2.50           460,000              3.18              $2.11                460,000           2.11
          $2.93 to $3.56           436,250              1.31              $3.05                436,250           3.05
                               -----------                                                ------------
                                 4,692,300              2.24              $1.61              4,144,375           1.64
                               ===========                                                ============


Note 13. Pension Plan
The Company participates in a Small SEP program under which the employer makes contributions to a SEP, which includes a salary reduction arrangement (SARSEP). Employees who participate in the SARSEP may elect to have the employer: (a) make contributions to the SEP on their behalf, or (b) pay them cash. A salary reduction arrangement may be used only in years in which the SEP meets requirements that the IRS may impose to ensure distribution of excess contributions. Annual contributions of an employer under a SEP are excluded from the participant's gross income. No employer contributions were made during the fiscal years ending July 31, 2003 and July 31, 2002.

Note 14. Income Taxes
The current provisions for income taxes of $3,200 for fiscal year ended July 31, 2003 and $2,400 for July 31, 2002 is the minimum franchise tax paid to the State of California regardless of income or loss. The Company files federal and California consolidated tax returns with its subsidiaries.

At July 31, 2003, the Company had federal, and California tax net operating loss carryforwards of approximately $12,030,000 and $4,945,700 respectively. At July 31, 2001, the Company had federal, and California tax net operating loss carryforwards of approximately $9,796,900 and $3,717,500 respectively. The difference between the financial reporting and the federal tax loss carryforwards is primarily due to accrued expenses and valuation allowances reported in the financials but not deductible for tax purposes. The difference between federal and California tax loss carryforwards is primarily due to the limitation on California loss carryforwards. The federal tax loss carryforwards will begin expiring in the fiscal year ended July 31, 2011, unless previously utilized and will completely expire in fiscal year ended July 31, 2023. The California tax loss carryforwards will begin to expiring in fiscal year ended July 31, 2011, unless previously utilized and will completely expire in fiscal year ended July 31, 2023.

The Company has total deferred tax assets of approximately $4,726,000 and $3,325,700 for the fiscal years ended July 31, 2003 and 2002, respectively. Realization of these deferred tax assets, which relate to operating loss carryforwards and timing differences, is dependant on future earnings. The timing and amount of future earnings are uncertain and therefore, the valuation allowance had been established. The increase in the valuation allowance on the deferred tax asset during the fiscal year ended July 31, 2003 was $950,300.

Significant components of the Company's deferred tax assets are as follows:


                                                                                July 31, 2003     July 31, 2002
                                                                                -------------     -------------
                Net operating loss carryforward                                 $   4,551,000     $   3,547,800

                Depreciation and amortization                                         124,600            90,500
                Calculation allowances                                              (292,800)          (292,100)
                Stock options and warrant                                             385,400            29,800

                Other                                                                (42,200)           (50,300)
                                                                                     --------          --------
                Total deferred tax assets                                           4,726,000         3,325,700

                Valuation allowance for deferred tax assets                        (4,276,000)       (3,325,700)
                                                                                  -----------       -----------
                           Net deferred tax assets                               $          0      $          0
                                                                                 ============      =============


A reconciliation of income taxes computed using the statutory income tax compared to the effective tax rate is as follows:

                                                                                         2003             2002
                                                                                       ------            ------
                 Federal tax benefit at the expected statutory rate                        34  %            34  %
                 State income tax, net of federal tax benefit                               9                9
                 Valuation allowance                                                      (43)             (43)
                                                                                       ------            ------

                 Income tax benefit - effective rate                                        0  %             0  %
                                                                                       ======            ======

Note 15. Risks and Uncertainties
The Company faces competitive risks for its Axenohl and pesticide products because the products displace traditional technologies sold by better capitalized and established companies.

A significant part of the Company's revenues are from pharmaceutical water products.

Note 16. Business Segment and Sales Concentrations
In accordance with the provisions of SFAS No. 131, certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance. In determining operating segments, the Company reviewed the current management structure reporting to the chief operating decision-maker ('CODM') and analyzed the reporting the CODM receives to allocate resources and measure performance.

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


                                                        Water                              Reconciling
                                                     Treatment           Biosciences         Amounts       Consolidated
                                                   -----------          ------------      ------------    -------------
                            2003
                           ------
         Revenues
         Commercial Water Treatment
             Fillmaster Products                    $1,160,700                                             $ 1,160,700
         -----------------------
             Replacement Filters (Includes CSP 2000)   640,600                                                 640,600
         --------------------------------------
         Residential Water Treatment                   155,200                                                 155,200
         ---------------------------
         Water Dealer Program                          517,300                                                 517,300
         --------------------
         Silver Ionization                                   -           $   54,500                             54,700
         -----------------
         Pesticide                                           -               61,200                             61,200
         ---------                                  ----------           ----------     -------------     ------------
              Total Revenues                        $2,473,800           $  115,700          $     0       $ 2,589,500
         -------------------                        ==========           ==========          =======       ==========

         Operating Income/(Loss)                    $  379,900           $ (173,083)     $(2,967,500)     $ (3,174,300)
         -----------------------                   -----------           ----------     ------------     ------------
         Segment Assets                             $  423,300           $2,436,100
         --------------                            -----------           ----------

                            2002
                           ------
         Revenues
         Commercial Water Treatment
             Fillmaster Products                  $1,161,800                                                $1,161,800
         -----------------------
             Replacement Filters (Includes CSP 2000) 524,000                                                   524,000
         ------------------------------------------
         Residential Water Treatment                 106,400                                                   106,400
         ---------------------------
         Water Dealer Program                        396,700                                                   396,700
         --------------------
         Silver Ionization                                 -              $ 683,100                            683,100
         -----------------
         Pesticide                                         -                334,400                            334,400
         ---------                               -----------           ------------       ------------     -----------
         Total Revenues                          $ 2,188,900            $ 1,017,500       $         0      $ 3,206,400
         --------------                          ===========           ============       ===========      ===========

         Operating Income/(Loss)                 $   186,100            $  (717,300)      $(1,691,300)     $(2,222,500)
         -----------------------                 -----------            ------------      -----------      -----------
         Segment Assets                          $   790,200            $ 2,450,100
         --------------                          -----------            -----------


Significant customers primarily consisted of domestic retail chain pharmacies. Sales concentrations to major chain stores were approximately $923,000 and export sales were $73,000 for the year ended July 31, 2003. Sales concentrations to major chain stores were approximately $1,107,200 and export sales were $584,600 for the year ended July 31, 2002 No customer accounted for more than 10% of consolidated sales.

Note 17.      Patent Acquisition
On November 30, 2001, the Company acquired the patent for Axenohl, a silver ion based technology which is the basis for the Company's silver ion products. The Company previously licensed the use of this patent.

The Company purchased the patent for 700,000 shares of its common stock plus certain expenses. The Company valued the patent at $1,540,600 based on the market price of the stock exchanged. In addition, the Company agreed to pay royalties in the amount of 5% of gross Axenohl sales until March 2018, the end of the life of the patent including minimum royalties (see Note 9).

Note 18.      Discontinued Operations
In December 1999, the Company formed NUTRIPURE.COM as a wholly owned subsidiary to operate an e-commerce health website, composed primarily of Bergen Brunswig products. On January 15, 2002, Bergen Brunswig Corporation terminated the distribution license for these products. As a result, we closed our e-commerce division. The Nutripure subsidiary now is holding the website for resale, which is its only remaining asset. Assets of the subsidiary were zero at July 31, 2003 and zero at July 31, 2002. Revenues from discontinued operations were zero in 2003 and $1,000 in 2002. No income tax expense was allocated to discontinued operations because of the uncertainty of realizing net operating loss carryforwards.

Note 19.      Subsequent Events
In August of 2003 the Company completed a financing arrangement which included the acquisition of a $2,000,000 Trust Deed receivable and $35,000 related accrued interest and issuing a $435,000 note payable resulting in a net increase of $1,600,000 in equity during the period. This note receivable is in exchange for the issuance of 2,000,000 shares of the Company's common stock to a party unrelated to the Company, and that is fully secured by specific assets other than the equity instruments granted.

In October 2003 the Company conducted a $50,000 private placement in which the Company issued 100,000 shares of common stock to an accredited investor at a price of $0.50 per share. Also in October of 2003 the Company conducted a $420,000 private placement in which the Company issued 700,000 shares of common stock to an accredited investor at a price of $0.60 per share.

Note 20.      Recent Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations." The Statement is to be adopted for all business combinations initiated after June 30, 2001. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS No. 142 "Accounting for Goodwill and Intangible Assets." In accordance with certain provisions of the Statement, goodwill acquired after June 30, 2001 is not amortized. All provisions of the Statement are required to be applied in the fiscal year beginning after December 15, 2001. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The Company adopted this statement for the year ending December 31, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In July 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes a single accounting model, based on the framework established in SFAS 121, for long lived assets to be disposed of by sale. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS 145, which is effective for fiscal years beginning after May 15, 2002, provides guidance for income statement classification of gains and losses on extinguishments of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies the guidance of the Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. The provisions of SFAS 146 are required for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In November 2002, the FASB issued FIN 45, which expands previously issued accounting guidance and disclosure requirements for certain guarantees. Except as described in Note 8, the adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies the accounting guidance on certain derivative instruments and hedging activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer of equity (including the equity shares of any entity whose financial statements are included in the consolidated financial statements) classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments after July 1, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE None.


PART III
ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers and directors of PURE Bioscience and their ages are as follows:

         Name                  Age               Position
-------------------------   ---------   ------------------------------------
Michael L. Krall                51        President, CEO, Chairman, Director
Gary Brownell, CPA              54        Treasurer CFO, Director
Gene Auerbach                   58        Chief Operating Officer
Donna Singer                    33        Executive Vice President, Director
Dennis Atchley, Esq.            50        Secretary
Greg Barnhill                   49        Director
Dennis Brovarone                47        Director
Patrick Galuska                 44        Director
Eugene Peiser, PD               71        Director

The Directors serve until their successors are elected by the shareholders. Vacancies on the Board of Directors may be filled by appointment of the majority of the continuing directors. The executive officers serve at the discretion of the Board of Directors except as subject to the employment agreement with Mr. Krall.

Business Experience
-------------------
DENNIS B. ATCHLEY, ESQ. Mr. Atchley is the Secretary of PURE Bioscience and currently practices as a sole practitioner in Carlsbad, California handling corporate and business related litigation matters. A 1973 graduate of Loyola Marymount University in Los Angeles and a 1976 graduate of California Western School of Law in San Diego, California, Mr. Atchley is a member of the California Bar, the San Diego County Bar Association, and the Association of Business Trial Lawyers.

GENE AUERBACH Mr. Auerbach is the Chief Operating Officer of PURE Bioscience. Prior to joining the Company in June 2002, Mr. Auerbach served as Senior Vice President, Global Supply Chain for Estee Lauder Companies (NYSE: EL) in New York City. Previously, he served as Senior Vice President for Development and International Development at AutoZone (NYSE: AZO) in Memphis, Tennessee. Prior to joining AutoZone, Mr. Auerbach gained significant international experience as Regional Director, Asia for Dairy Farm International (Jardines), where he played a key role in the executive management of 1400 retail stores in eight countries, including supermarkets, drug stores, convenience stores and restaurants. Before joining Dairy Farm International, Mr. Auerbach held the position of Senior Vice President at Costco (NasdaqNM: COST) and, prior thereto, Executive Vice President for Price Club. Before joining Price Club/Costco, Mr. Auerbach served 22 years in the US Navy where he was, and still is, the youngest officer ever selected for Captain (06) in the history of the Navy Supply Corps. Mr. Auerbach holds a BA degree in Business Administration from University of Washington and an MBA degree from Wharton School of Finance and Commerce.

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

MICHAEL L. KRALL Mr. Krall is the President, CEO and Chairman of the Board of Directors of PURE Bioscience, a position he has held since 1993. He is responsible for the strategic planning, product development, and day-to-day operations of PURE Bioscience. Previously, Mr. Krall was the President and CEO of Bettis-Krall Construction, Inc. a successful building-development company of custom homes and commercial property in San Diego County, California. He has also held numerous positions in general management in the hospitality industry. Mr. Krall attended Pepperdine University (economics, statistics, mechanical engineering). He previously served 4 years in the United States Marine Corps and was elected, by general election, to a 4 year term on the Valle de Oro Planning Board. Mr. Krall lives in El Cajon, California with his wife, Connie, and two children.

EUGENE S. PEISER, DOCTOR OF PHARMACY Dr. Peiser has been an independent consultant to FDA regulated industries since 1974 and a Member of the Board of PURE Bioscience since 1994. He graduated from the University of Tennessee College of Pharmacy with a Bachelor of Science in Pharmacy in 1951 and has received his Doctorate of Pharmacy. Dr. Peiser's consultancy advises on a wide variety of subjects, including compliance with the Prescription Drug Marketing Act and other government compliance matters, employee training and drug repackaging. Dr. Peiser furnishes expert witness services and has provided approved Pharmaceutical Continuing Education to several thousand attendees at his seminars. Dr. Peiser is a Founding Director of the Association of Drug Repackagers; is appointed as a Registered Arbitrator by the American Registry of Arbitrators; and is President of the Southwest Chapter of the Association of Military Surgeons. Dr. Peiser lives and works in Palm Harbor, FL.

DONNA SINGER Ms. Singer is the Executive Vice President of PURE Bioscience. From 1996-1998, Ms. Singer served as Vice President of Operations for the Company. Ms. Singer is responsible for company operations, corporate communications, investor relations and marketing. Previously, Ms. Singer served as the investor relations executive at Western Garnet International, a Toronto Stock Exchange mining company. Ms. Singer graduated from Gonzaga University with a Bachelor of Arts degree and lives in El Cajon, California.

Committees: Meetings of the Board
We have a Compensation/Administration Committee and an Audit Committee. The Compensation/Administration Committee and the Audit Committee were formed in 1995. Messrs. Barnhill, Brovarone, Galuska and Peiser comprise the Compensation/Administration Committee and Messrs. Barnhill, Brownell, Galuska and Peiser are the Audit Committee. The Compensation/Administration Committee recommends to the Board the compensation of executive officers and will serve as the Administrative Committee for the Company's Stock Option Plans. The Audit Committee serves as a liaison between the Board and the Company's auditor. The Compensation/Administration Committee met once during the fiscal year ended July 31, 2003, and the Audit Committee met once during the fiscal year ended July 31, 2003.

Our Board of Directors held six meetings during the fiscal year ended July 31, 2003, at which time all the then Directors were present or consented in writing to the action taken at such meetings. No incumbent Director attended fewer than 100% of said meetings.

Compliance with Section 16(a) of Securities Exchange Act of 1934
To our knowledge, during the fiscal year ended July 31, 2003, our Directors and Officers complied with all applicable Section 16(a) filing requirements. This statement is based solely on a review of the copies of such reports furnished to us by our Directors and Officers and their written representations that such reports accurately reflect all reportable transactions.

Family Relationships
There is no family relationship between any Director, executive or person nominated or chosen by PURE Bioscience to become a Director or executive officer.

Transactions with Management
PURE Bioscience did not enter into any transactions with Management during the fiscal year ended July 31, 2002.

ITEM 10.  EXECUTIVE COMPENSATION
Summary Compensation Table
The following table shows for the fiscal year ending July 31, 2003, the compensation awarded or paid by the Company to its Chief Executive Officer and any of the executive officers of the Company whose total salary and bonus exceeded $100,000 during such year (The "Named Executive Officers"):

 --------------------------------------------------------------------------------------------------------
                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------
                                                                 |    Long Term Compensation            |
--------------------------------------------------------------------------------------------------------
                                        Annual Compensation      |   Awards     |    Payouts            |
---------------------------------------------------------------------------------------------------------
                                |      |  Salary  | Other Annual | Securities   |                       |
   Name and Principle Position  |  Year|     (S)  | Compensation | Underlying   |All Other Compensation |
                                |      |          |       ($)    | Options (#)  |       ($)             |
---------------------------------------------------------------------------------------------------------
  Michael L. Krall President/CEO|  2003|  168,000 |       0      | 50,000 Common|        0              |
---------------------------------------------------------------------------------------------------------
  Michael L. Krall President/CEO|  2002|  144,000 |       0      |150,000 Common|        0              |
---------------------------------------------------------------------------------------------------------
  Michael L. Krall President/CEO|  2001|  144,000 |       0      | 50,000 Common|        0              |
---------------------------------------------------------------------------------------------------------


No other executive officer earned more than $100,000 during the current fiscal year.

-----------------------------------------------------------------------------------------------------------------------
                        Option Grants in Last Fiscal Year
-----------------------------------------------------------------------------------------------------------------------
                                Individual Grants
-----------------------------------------------------------------------------------------------------------------------
                                     Number of
                                   Common Shares
                                     Underlying
                                  Options Granted     % of Total Options Granted to     Exercise Price  Expiration
  Name                                  (#)               Employees in Fiscal Year          ($/Sh)         Date
-----------------------------------------------------------------------------------------------------------------------
Michael L. Krall President/CEO       50,000                         11                        .50         1/10/08
-----------------------------------------------------------------------------------------------------------------------



Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End
Option/Values
The following table sets forth the number and value of the unexercised options held by each of the Named Executive Officers at July 31, 2003.


------------------------------------------------------------------------------------------------------------------------
                        Aggregate Option Exercises in Last Fiscal Year and FY-End Option Values
------------------------------------------------------------------------------------------------------------------------
                         Shares        Value       Number of Securities Underlying   Value of Unexercised In-the Money
                      Acquired on   Realized at   Unexercised Options at FY-End (#)        Options at FY-End ($)
         Name         Exercise (#)  FY-End ($)        Exercisable/Unexercisable          Exercisable/Unexercisable
------------------------------------------------------------------------------------------------------------------------
  Michael L. Krall         0             0        731,250 Common Shares/Exercisable        48,000/Exercisable (1)
  President/CEO
------------------------------------------------------------------------------------------------------------------------

(1) Option value based on the difference between the exercise price of unexercised options and the average closing price of $0.74 for the 30 trading days ending July 31, 2003.


Employment Agreements and Executive Compensation
In April 1996, the Board of Directors approved a five-year employment agreement for Michael Krall, its President. Mr. Krall receives a salary of $168,000 per year, an amount equal to 3% of PURE Bioscience's net income before taxes, if any, plus other benefits. The Board of Directors has extended Mr. Krall's employment agreement for an additional year.

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

The PURE Bioscience 1998 Directors And Officers Stock Option Plan: On December 19, 1998, the Company's Shareholders approved the Amended PURE Bioscience 1998 Officers and Directors Stock Option Plan. The purpose of the Plan is to advance the business and development of the Company and its shareholders by affording to the Directors and Officers of the Company the opportunity to acquire a propriety interest in the Company by the grant of Options to acquire shares of the Company's common stock.

The PURE Bioscience 2001 Directors And Officers Stock Option Plan: On January 8, 2001, the Company's Shareholders approved the PURE Bioscience 2001 Officers and Directors Stock Option Plan. The purpose of the Plan is to advance the business and development of the Company and its shareholders by affording to the Directors and Officers of the Company the opportunity to acquire a propriety interest in the Company by the grant of Options to acquire shares of the Company's common stock.

The PURE Bioscience 2002 Non-Qualified Stock Option Plan: On March 11, 2002, the Company's Shareholders approved the PURE Bioscience 2002- Non-Qualified Stock Option Plan. The purpose of the Plan is to advance the business and development of the Company and its shareholders by affording Eligible Plan Participants the opportunity to acquire a propriety interest in the Company by the grant of Options to acquire shares of the Company's common stock. Eligible Plan Participants include the Directors and Officers of the Company, consultants, advisors and other individuals deemed by the Compensation Committee to provide valuable services to the Company but who are not otherwise eligible to participate in the Employee Incentive Stock Option Plan.

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

ITEM 11.  Security Ownership of Certain Beneficial Owners and of Management
The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of October 24, 2003 by individual directors and executive officers and by all directors and executive officers of the Company as a group. Based upon a review of the Company's shareholders list as of October 24, 2003, there is one other registered holder of five percent or more of the Company's Common Stock. As of October 24, 2003 there were 12,654,088 shares outstanding.

    Name and Address of                               Common Stock      Percentage of Shares
     Beneficial Owner          Title                   Ownership           Outstanding (%)
-----------------------   ---------------------       ---------------  ------------------------
   Dennis Atchley         Secretary                      243,860 (1)             1.90

   Gene Auerbach          Chief Operating Officer        175,000 (2)             1.38

   Gregory Barnhill       Director                       425,000 (3)             3.36

   Dennis Brovarone       Director                       506,483 (4)             4.00

   Gary Brownell          Treasurer, CFO/Director        450,321 (5)             3.56

   Patrick Galuska        Director                       420,690 (6)             3.32

   Michael L. Krall       President, CEO/Chairman      1,353,560 (7)            10.70

   Eugene Peiser          Director                       476,136 (8)             3.76

   Donna Singer           Executive VP, Director         403,356 (9)             3.19

   Next9, LLC             Shareholder                  2,000,000 (10)           15.81

   Directors and Officers as a Group
   (9 individuals)                                     4,454,406 (11)           35.20


(1)  Includes presently exercisable options to acquire up to 200,000 shares.
(2)  Includes presently exercisable options to acquire up to 150,000 shares.
(3)  Includes presently exercisable options to acquire up to 250,000 shares.
(4)  Includes presently exercisable options to acquire up to 435,000 shares.
(5)  Includes presently exercisable options to acquire up to 400,000 shares.
(6)  Includes presently exercisable options to acquire up to 350,000 shares.
(7)  Includes presently exercisable options to acquire up to 731,250 shares.
(8)  Includes presently exercisable options to acquire up to 400,000 shares.
(9)  Includes presently exercisable options to acquire up to 375,000 shares.
(10) Lee Brukman is the control person of Next9, LLC.
(11) Includes presently exercisable options held by all of the above officers and directors to acquire up to 2,814,250 shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None.

ITEM 13. EXHIBITS. The following Exhibits are filed as part of this registration statement pursuant to Item 601 of Regulation S-B:

3.1 (1)       -- Articles of Incorporation, Articles of Amendment and Bylaws
3.1.1 (2)     -- Articles of Amendment dated March 11, 2002
3.1.2         -- Articles of Amendment dated October 6, 2003
4.1 (1)       -- Form of Class A Warrant
4.2 (1)       -- Form of Class Z Warrant
4.3 (1)       -- Form of Common Stock Certificate
4.4 (1)       -- Warrant Agreement
4.5 (3)       -- March 2000 Warrant
4.6 (4)       -- January 2001 Warrant
4.7 (5)       -- Convertible Debenture
4.8 (6)       -- Convertible Debenture Purchase Agreement
4.9 (7)       -- Convertible Debenture Warrant
10.1 (1)      -- Employment Contract/Michael L. Krall
10.2 (8)      -- Manufacturing, Licensing and Distribution Agreement dated
                 March  26, 2001
10.3 (9)      -- Axenohl License Agreement
10.4 (10)     -- Weaver - Roach X Assignment
10.5 (10)     --  Dodo  Agreement   [Confidential treatment requested  for
                  certain  omitted  information filed separately.]
10.6 (9)      -- Promissory Note of Michael Krall
10.7 (9)      -- Promissory Note of Gary Brownell
10.8 (10)     -- Nutripure Dealer Agreement
10.9 (10)     -- Sales Finance Agreement
10.10 (11)    -- ETIH2O, Inc., Acquisition Agreement
10.11 (12)    -- NVID Litigation Settlement Agreement
10.12 (13)    -- Addendum #1 to NVID Settlement Agreement
21            -- Subsidiaries of the Registrant
31.1          -- Sarbanes Oxley 302 Certification - CEO
31.2          -- Sarbanes Oxley 302 Certification - CFO
32.1          -- Sarbanes Oxley 906 Certification - CEO
32.2          -- Sarbanes Oxley 906 Certification - CFO

(1) Incorporated by reference from Form SB-2 registration statement, SEC File # 333-00434 effective August 8, 1996
(2) Incorporated by reference from the Annual Report on Form 10KSB for the fiscal year ended July 31, 2002 filed on October 29, 2002.
(3) Incorporated by reference from S-3 registration statement, SEC File #333-36248 effective on May 17, 2000
(4) Incorporated by reference from S-3 registration statement, SEC File #333-55758 effective on February 26, 2001
(5) Incorporated by reference from S-3 registration statement, SEC File #333-61664 filed on May 25, 2001
(6) Incorporated by reference from pre-effective amendment no. 1 to S-3 registration statement, SEC File #333-61664 filed on July 10, 2001
(7) Incorporated by reference from pre-effective amendment no. 2 to S-3 registration statement, SEC File #333-61664 filed on August 13, 2001
(8) Incorporated by reference from Current Report on Form 8-K filed on May 24, 2001 as amended on October 19, 2001
(9)  Incorporated by reference from the
     Amended Annual Report on Form 10KSB for the fiscal year ended July 31, 2000 filed on October 19, 2001
(10) Incorporated by reference from Amended Form 10QSB for the nine month period ended April 30, 2001 filed on October 19, 2001
(11) Incorporated by reference from the Amended Annual Report on Form 10KSB for the fiscal year ended July 31, 2001 filed on November 13, 2001
(12) Incorporated by reference from Current Report on Form 8-K filed on December 6, 2001
(13) Incorporated by reference from Amended Current Report on Form 8-K filed on December 7, 2001

B. Reports on Form 8-K: No Reports on Form 8-K were filed during the fourth quarter of the fiscal year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PURE BIOSCIENCE                                                DATE


/s/ MICHAEL L. KRALL                                     October 29, 2003
----------------------------------------               -----------------------
Michael L. Krall, Chairman/President/CEO



Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   NAME                      TITLE                                      DATE

/s/ GREGORY BARNHILL                        Director                                  October 29, 2003
-------------------------------------------                                           -------------------------
Gregory Barnhill

/s/ DENNIS BROVARONE                        Director                                  October 29, 2003
-------------------------------------------                                           -------------------------
Dennis Brovarone

/s/ GARY BROWNELL                           Chief Financial Officer and Director      October 29, 2003
-------------------------------------------                                           -------------------------
Gary Brownell

/s/ PATRICK GALUSKA                         Director                                  October 29, 2003
-------------------------------------------                                           -------------------------
Patrick Galuska

/s/ MICHAEL L. KRALL                        President/CEO and Director                October 29, 2003
-------------------------------------------                                           -------------------------
Michael L. Krall

/s/ EUGENE PEISER                           Director                                  October 29, 2003
-------------------------------------------                                           -------------------------
Eugene Peiser

/s/ DONNA SINGER                            Executive Vice President and Director     October 29, 2003
-------------------------------------------                                           -------------------------
Donna Singer
