Form 10QSB
period 2003-10-31
PURE BIOSCIENCE
filed 2003-12-15
CIK 1006028

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended October 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
     For the transition period from         to
                                    -------    -------


     Commission File number 0-21019
                            -------


                                 PURE Bioscience
                                 ---------------
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

         Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 13,484,088 as of December 12, 2003.

INNOVATIVE MEDICAL SERVICES

INDEX
PART 1.     FINANCIAL INFORMATION
            Item 1.   Financial Statements
                      Balance Sheets as of July 31, 2003 and October 31, 2003 Statements of Operations for the three months ended
                        October 31, 2003 and 2002
                      Statements of Cash Flows for the three months ended
                        October 31, 2003 and 2002
            Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
            Item 3.   Controls and Procedures

PART 2.     OTHER INFORMATION
            Item 1.   Legal Proceedings
            Item 2.   Changes in Securities
            Item 3.   Defaults Upon Senior Securities: None
            Item 4.   Submission of Matters to a Vote of Security Holders: None
            Item 5.   Other information
            Item 6.   Exhibits and Reports on Form 8-K
            Signatures and Certifications

PART 1  ITEM 1 Financial Statements
-----------------------------------

CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------

                                                            (Unaudited)
                                                            October 31       July 31
                                                               2003            2003
                                                               ----            ----
ASSETS
Current Assets
     Cash and cash equivalents                            $    145,827    $    251,087
     Accounts receivable, net of allowance for doubtful
         accounts of $ 63,500 at October 31, 2003
         and $63,500 at July 31, 2003                          256,484         163,895
     Due from officers and employees                                --              61
     Trust deed receivable                                   2,035,000              --
     Inventories                                               112,537         119,237
     Prepaid expenses                                            3,000           6,655
                                                          ------------    ------------

         Total current assets                                2,552,848         540,935
                                                          ------------    ------------

Property, Plant and Equipment

     Property, plant and equipment                             221,554         249,024
                                                          ------------    ------------

         Total property, plant and equipment                   221,554         249,024
                                                          ------------    ------------

Noncurrent Assets

     Deposits                                                    9,744           9,341
     Patents and licenses                                    2,479,769       2,475,280
                                                          ------------    ------------

         Total noncurrent assets                             2,489,513       2,484,621
                                                          ------------    ------------

Assets of the water division held for resale                   337,850         352,423
                                                          ------------    ------------

     Total assets                                         $  5,601,765    $  3,627,002
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities

     Accounts payable                                     $    980,762    $  1,079,128
     Accrued liabilities                                       180,334         114,523
     Notes payable                                             645,385         180,513
     Loans from shareholders                                   600,000         600,000
                                                          ------------    ------------

         Total current liabilities                           2,406,481       1,974,164
                                                          ------------    ------------

Liabilities of the water division held for resale               45,083          36,165
                                                          ------------    ------------

Stockholders' Equity
     Class A common stock, no par value: authorized
         50,000,000 shares, issued and outstanding
          13,604,088 at October 31, 2003 and
          10,594,088 at July 31, 2003                       16,948,203      14,758,203
     Warrants: issued and outstanding 1,037,429
         warrants                                              788,473         788,473
     Accumulated deficit                                   (14,586,475)    (13,930,003)
                                                          ------------    ------------

         Total stockholders' equity                          3,150,201       1,616,673
                                                          ------------    ------------

     Total liabilities and stockholders' equity           $  5,601,765    $  3,627,002
                                                          ============    ============


    The accompanying notes are an integral part of these financial statements



CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
---------------------------------------------------------------------------------------------

                                                                  For the Three Months Ended
                                                                           October 31
                                                                    2003                2002
                                                                    ----                ----
Net revenues                                                    $  39,293           $  36,683
Cost of sales                                                      28,333              26,267
                                                                ---------           ---------

Gross profit                                                       10,960              10,416
                                                                ---------           ---------

Selling expenses                                                   46,697             150,200
General and administrative expenses                               328,432             316,946
Research and development                                          376,941             173,068
                                                                ---------           ---------

Total operating costs                                             752,070             640,214
                                                                ---------           ---------

Loss from operations                                             (741,110)           (629,798)
                                                                ---------           ---------

Other income and (expense):
     Interest income                                               32,329               1,329
     Interest Expense                                             (73,102)            (17,470)
     Other                                                         (1,095)                 --
                                                                ---------           ---------

Total other income (expense)                                      (41,868)            (16,141)
                                                                ---------           ---------

Loss from continuing operations                                  (782,978)           (645,939)

Discontinued operations:

     Income from discontinued operations                          126,506             167,115
                                                                ---------           ---------

Net loss                                                        $(656,472)          $(478,824)
                                                                =========           =========

Net loss per common share, basic and diluted
     Continuing operations                                      $   (0.06)          $   (0.07)
     Discontinued operations                                         0.01                0.02
                                                                ---------           ---------
     Net loss                                                   $   (0.05)          $   (0.05)
                                                                =========           =========

                                                              (Unaudited)
                                                             Three Months            Year
                                                                Ended               Ended
                                                             October 31            July 31
CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICITS                  2003                2003
--------------------------------------------------------------------------  ------------------

Balance, beginning of period                                $ (13,930,003)      $ (10,646,014)

Net income (loss)                                                (656,472)         (3,283,989)
                                                                 ---------         -----------

Balance, end of period                                      $ (14,586,475)      $ (13,930,003)
                                                            ==============      ==============


    The accompanying notes are an integral part of these financial statements



CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
---------------------------------------------------------------------------------------------

                                                                   For the Three Months Ended
                                                                           October 31
                                                                    2003                2002
                                                                    ----                ----
Cash flows from operating activities
      Net loss                                                      $  (656,472)   $(478,825)

      Adjustments to reconcile net income to net cash
      provided by operating activities:
           Amortization                                                  40,511       38,037
           Depreciation                                                  27,473       30,187
           Services and interest paid for with stock and warrants        74,872           --
           Income from discontinued operations                         (126,506)    (167,115)
      Changes in assets and liabilities:
           (Increase) decrease in accounts receivable                   (92,588)     (56,264)
           (Increase) decrease in due from officers and employees            61       22,980
           (Increase) decrease in prepaid expense                         3,655       64,996
           (Increase) decrease in inventory                               6,699       57,903
           (Increase) decrease in deposits                                 (403)        (387)
           Increase (decrease) in accounts payable                      (98,366)     102,017
           Increase (decrease) in accrued liabilities                    65,808        7,851
                                                                    -----------    ---------

                Net cash provided (used) by operating
                     activities                                        (755,256)    (378,620)
                                                                    -----------    ---------

Cash flows from investing activities
      Purchase of patents and licenses                                  (45,000)      (4,740)
      Purchase of property, plant and equipment                              --       (8,928)
                                                                    -----------    ---------

                Net cash (used) in investing activities                 (45,000)     (13,668)
                                                                    -----------    ---------

Cash flows from financing activities
      Proceeds from debt obligations                                         --      100,000
      Proceeds from sale of common stock                                545,000       76,950
                                                                    -----------    ---------

                Net cash provided by financing activities               545,000      176,950
                                                                    -----------    ---------

Cash flows from discontinued operations                                 149,996      185,616
                                                                    -----------    ---------

Net increase (decrease) in cash and cash equivalents                   (105,260)     (29,722)
                                                                    -----------    ---------

Cash and cash equivalents at beginning of period                        251,087      151,257
                                                                    -----------    ---------

Cash and cash equivalents at end of period                          $   145,827    $ 121,535
                                                                    ===========    =========

Supplemental disclosures of cash flow information
      Cash paid for interest                                        $    43,230    $  17,470
Noncash investing and financing activities:
      Value of shares issued in exchange for services               $    45,000    $ 139,650
      Value of options issued in exchange for services              $        --    $  59,805
      Trust Deed received in exchange for stock                     $ 2,035,000




    The accompanying notes are an integral part of these financial statements

NOTES TO FINANCIAL STATEMENTS

Note 1.  Financial Statements

The financial statements included herein have been prepared by PURE Bioscience (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and PURE Bioscience believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the July 31, 2003 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist and procedures that will be accomplished by PURE Bioscience later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

The management of the Company believes that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

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

The Company's business activities are divided, managed and conducted in two basic business segments, the Water Treatment segment and the Bioscience segment. These two segments were determined by management based upon the inherent differences in the end use of the products, the inherent differences in the value added processes made by the Company, the differences in the regulatory requirements and the inherent differences in the strategies required to successfully market finished products. The Water Treatment segment includes Commercial Water and Residential Retail products and the Nutripure Water Dealer program. The Water Treatment division has been discontinued (Note 6). Bioscience includes Axenohl (Silver Ion Technology) and the Innovex line of pest control products.

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




                                                      Water
        FOR THE THREE MONTHS ENDED                  Treatment                              Reconciling
              OCTOBER 31, 2002                    (Discontinued)       Bioscience            Amounts            Consolidated
 ------------------------------------------    ----------------    ----------------     ----------------     -----------------
 Revenues
 Commercial Water Treatment
     Fillmaster Products                       $     304,500       $            -       $            -               304,500
      Replacement Filters (Includes CSP 2000)        153,200                    -                    -               153,200
 Residential Water Treatment                         128,200                    -               (2,800)              125,400
 Water Dealer Program                                107,500                    -                    -               107,500
 Silver Ionization                                         -                    -                    -                     -
 Pesticide                                                 -               36,700                    -                36,700
                                               ----------------    ----------------     ----------------     -----------------
      Total Revenues                           $     693,400       $       36,700       $       (2,800)              727,300
                                               ----------------    ----------------     ----------------     -----------------
 Operating Income/(Loss)                       $     167,100       $     (268,100)      $     (377,800)             (478,800)
                                               ----------------    ----------------     ----------------     -----------------
 Segment Assets                                $   1,303,200       $    1,873,300
                                               ----------------    ----------------


                                                      Water

        FOR THE THREE MONTHS ENDED                  Treatment                              Reconciling
              OCTOBER 31, 2003                    (Discontinued)       Bioscience            Amounts            Consolidated
 ------------------------------------------    ----------------    ----------------     ----------------     -----------------
 Revenues
 Commercial Water Treatment
     Fillmaster Products                       $     236,000       $            -       $            -              236,000
      Replacement Filters (Includes CSP 2000)        184,200                    -                    -              184,200
 Residential Water Treatment                          26,000                    -                    -               26,000
 Water Dealer Program                                 21,000                    -               (3,000)              18,000
 Silver Ionization                                         -                8,600                                     8,600
 Pesticide                                                 -               30,700                                    30,700
                                               ----------------    ----------------     ----------------     -----------------
      Total Revenues                           $     467,200       $       39,300       $       (3,000)              503,500
                                               ----------------    ----------------     ----------------     -----------------
 Operating Income/(Loss)                       $     126,500       $     (167,200)      $     (615,800)             (656,500)
                                               ----------------    ----------------     ----------------     -----------------
 Segment Assets                                $     340,700       $    2,639,200
                                               ----------------    ----------------


Significant customers primarily consisted of domestic retail chain pharmacies. Sales concentrations to major chain stores were approximately $322,300 and export sales were $13,700 for the quarter ended October 31, 2003. Sales concentrations to major chain stores were approximately $375,100 and export sales were $2,400 for the three months ended October 31, 2002. No customer accounted for more than 10% of consolidated sales.

Note 3.  Common Stock
In August of 2003 the Company completed a financing arrangement which included the acquisition of a $2,000,000 Trust Deed receivable and $35,000 related accrued interest and issuing a $435,000 note payable resulting in a net increase of $1,600,000 in equity during the period. This note receivable is in exchange for the issuance of 2,000,000 shares (at fair value of $0.80 per share) of the Company's common stock to a party unrelated to the Company, and that is fully secured by specific assets other than the equity instruments granted.

On August 25, 2003, 60,000 shares were issued in exchange for attorney fees related to the acquisition of the Axenohl patent. The shares were issued at fair value of $0.75 per share. Also during the quarter ended October 31, 2003 the Company conducted three private placements in which it issued 950,000 shares of common stock at prices that range from $0.50 to $0.75 per share for a total of $545,000 with a weighted average price of $0.57 per share.


Note 4.  Recent Accounting Pronouncements
In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". Interpretation 45 is effective for financial statements of interim or annual periods fiscal years ending after December 15, 2002 and requires the following disclosures of the Company's product warranties:

The Company provides a standard warranty of two years for replacement parts on all Fillmaster systems sold. Most of the Company's chain customers have entered into multi-year contracts for the Customer Service Plan 2000. The CSP 2000 provides an extended warranty on all PURE Bioscience pharmacy products; significant discounts on maintenance item costs; annual software upgrades for the Fillmaster 1000e and Scanmaster; automatic replacement filter shipments; and simplified, annual invoicing. When the customer buys a dispenser on the Customer Service Plan 2000 they agree to pay a fixed annual fee that covers replacement filters and parts. The Company monitors the costs of providing replacement parts other than filters. This cost has remained steady and is computed as a percentage of related revenues. The following is a summary of changes in the Company's product warrantee liability.

                                                  Beginning            Expense             Warranty            Ending
                                                  Liability           Incurred             Payments           Liability
                                               ----------------    ----------------     ---------------     --------------
 Three months ended October 31, 2002           $     41,445        $     2,612          $     1,306          $   42,750
                                               ----------------    ----------------     ---------------     --- ----------
 Three months ended October 31, 2003           $     42,430        $     2,903          $     3,067          $   42,265
                                               ----------------    ----------------     ---------------     --- ----------

Note 5.  Reclassifications
Certain reclassifications have been made to previously reported statements to conform to the Company's current financial statement format.


Note 6.  Sale of Water Treatment Division and Discontinued Operations
On October 29, 2003, PURE Bioscience and subsidiaries ("PURE") announced that it had entered into an agreement (the "Agreement For The Purchase and Sale of Assets") to sell substantially all of the assets and certain related liabilities of the water treatment division, including substantially all of the related machinery, equipment, inventory, work in process, licenses, customer lists and certain intellectual property and certain agreements and contracts to Data Recovery Continuum, Inc. (DRCI). The Company will realize a gain on the sale of approximately $2,000,000 after federal and California income taxes.

If the proposed transaction is consummated, DRCI will pay $2.75 million in cash at the closing. DRCI will also pay an additional $250,000 six months later and another $1,000,000 one year after closing after the Nutripure 2000 Countertop water purifier reaches certain agreed upon volume and sales projections in connection with a rollout program with a large general merchandise retailer. In the event the sales of Nutripure products do not achieve the projected levels the additional payment amounts will be reduced on a pro rata basis. Also at closing DRCI has agreed to deposit an additional $2.0 million into escrow to purchase the Company's Trust Deed receivable at face value, PURE Bioscience will incur no gain or loss on this portion of the agreement. The Trust Deed was acquired in August of 2003 in exchange for 2,000,000 unregistered shares of PURE common stock.

In accordance with SFAS 144, the assets and liabilities of the water division are classified as held for sale and are presented separately in the balance sheet. In addition, the results of operations from the water division have been reported as discontinued operations, and were historically shown as the Company's water treatment segment for financial reporting.

Components of the results of discontinued operations are:

                                 Three Months Ended     Three Months Ended
                                  October 31, 2003       October 31, 2002
                                 --------------------   -------------------
         Net revenues                  $     467,000          $    693,400
         Cost of Sales                       209,500               418,300
         Other Expenses                      131,000               108,000
                                 --------------------   -------------------
               Total                   $     126,500         $     167,100
                                 --------------------   -------------------

Assets and liabilities of the water division held for sale include:

                                                                            October 31, 2003        July 31, 2003
                                                                           -----------------   -------------------
         Inventories and other current assets                                  $    171,100          $    168,700
         Property, plant and equipment                                              166,700               183,700
                                                                           -----------------   -------------------
               Total                                                                337,800               352,400

         Accrued liabilities                                                         45,100                36,200
                                                                           -----------------   -------------------

         Net assets and liabilities of the water division held for sale:       $    292,700          $    316,200
                                                                           -----------------   -------------------

The interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the financial statements not misleading.

ITEM 2
------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited and unaudited financial statements of PURE Bioscience.

OVERVIEW
PURE Bioscience (formerly Innovative Medical Services) began as a provider of pharmaceutical water purification products. Although our current revenues are still primarily from the pharmacy industry, we have expanded from our niche pharmacy market into other, broader markets with new, proprietary bioscience products based upon our silver ion bioscience technologies and boric acid based pesticide technologies. Because of this business development evolution, in September 2003, shareholders approved a name change from Innovative Medical Services to PURE Bioscience. In November 2003, we announced that we signed a definitive agreement to sell our water treatment business to Data Recovery Continuum, Inc., a Delaware corporation based in California, for $2.75 million in cash plus up to $1.25 million in deferred payments over the next year. We are also selling to Data Recovery Continuum, Inc. (DRCI) our $2.0 million Note and Deed of Trust asset for face value. Total combined cash proceeds from the transaction will be $4.75 million to $6.0 million to PURE Bioscience. Upon completion of the transaction, we emerge as a focused bioscience company that is debt-free, and we believe that we will be capitalized sufficiently to commercialize our powerful, least toxic and environmentally friendly technologies including our Axenohl(R) antimicrobial technology. Completion of the transaction is subject to approval by PURE Bioscience shareholders. On November 25, 2003, we filed a proxy statement with the Securities and Exchange Commission detailing the proposed sale. A definitive proxy statement will be sent to shareholders of PURE Bioscience seeking their approval of the transaction.

Water Treatment Division (Discontinued Operation) The Fillmaster(R) pharmaceutical water purification, dispensing and measuring products include the Pharmapure(R) water purification system, the FMD 550 dispenser, the patented Fillmaster 1000e computerized dispenser and the patented Scanmaster(TM) bar code reader. We also market proprietary National Sanitation Foundation certified replacement filters for the Fillmaster Systems. Our Nutripure(R) line of water treatment and filtration systems includes a line of Nutripure whole-house water softening systems, a line of Nutripure reverse osmosis point-of-use systems, the Nutripure 2000 countertop water filtration system and the Nutripure Sport filtered sport bottle. Results from this division are shown separately as "Discontinued Operation."

Bioscience Division Our bioscience division features a patented, aqueous disinfectant called Axenohl(R) (silver dihydrogen citrate). Based on the EPA toxicity categorization of antimicrobial products that ranges from Category I (high toxicity) down to Category IV, Axen, with its combination of the biocidal properties of ionic silver and citric acid, is an EPA Category IV antimicrobial for which precautionary labeling statements are normally not required. This compares with Category II warning statements for most leading brands of antimicrobial products.

The initial EPA registration for use of Axenohl and Axen (12-parts per million formula) as hard surface disinfectants was issued in 2001. In March 2003, we received Environmental Protection Agency (EPA) registration for our new Axen-30(R) formulated Category IV hard surface disinfectant product for commercial, industrial and consumer applications. Axen-30 is a 30-part per million (ppm) use-dilution formula of our patented antimicrobial technology, Axenohl.

The recent EPA approval allows us to expand the existing Axen efficacy claims as a hard surface disinfectant to include a 30 second kill time and a 24 hour residual kill on standard indicator bacteria, a 2 minute kill time on some resistant strains of bacteria including MRSE and VRE, 10 minute kill time on fungi, 30 second kill time on HIV Type I, and 10 minute kill time on other viruses. These claims distinguish the efficacy of Axen-30 from many of the leading commercial and consumer products currently on the market, while maintaining lower toxicity ratings.

In September 2003, we announced the first significant commercialization of our hard surface disinfectant, Axen-30, which is sold by EnvirOx L.L.C. of Danville, Illinois, as Critical Care(TM), a new commercial disinfectant-fungicide-virucide.

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

Also in September 2003, we announced an agreement with Therapeutics, Inc., a drug development company based in La Jolla, California, for the development and commercialization of Food and Drug Administration (FDA) regulated Axenohl-based products. Therapeutics, Inc. will fund and direct all development activities and FDA regulatory filings and will initially focus on development of Axenohl-based products for the treatment of bacterial, viral and fungal mediated diseases and conditions.

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

United States Department of Agriculture testing confirms that RoachX is over 96% effective in three to four days with one application for indoor and outdoor eradication of cockroaches, and can be used near children and food preparation areas. Boric acid is a well-known and effective deterrent of cockroaches and will kill them on contact, but cockroaches do not naturally eat the repellent. Although many pesticide products contain boric acid as the listed active ingredient, we believe RoachX to be new because of the endothermic reaction caused by the combination of boric acid and polyglycol that produces three unique results: 1) The formula protects the boric acid from water and humidity,
2) When combined with an attractant, the cockroaches perceive the formulation as food and will actually eat the polyglycol-encapsulated boric acid, and 3) The formula acts as a time-released pesticide, allowing the cockroach to return to the nest before it dies and then becomes a "bait station" for other roaches in the colony. We believe the product line, containing particular formulas and attractants for specific pests, is effective against cockroaches, ants, palmetto bugs, silverfish, waterbugs, ticks, fleas, lice and garden pests. Like the Axenohl antimicrobial technology, the boric acid based pesticides are very competitive with regard to efficacy when compared to leading brands while maintaining lower toxicity ratings.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2003 VERSUS THREE MONTH ENDED OCTOBER 31, 2002
During the quarter we decided to sell our water treatment division. Following the closing of the divestment transaction, we will be focused on our bioscience segment. Our current bioscience technologies include our Axenohl (silver dihydrogen citrate) antimicrobial product and our Innovex (Triglycylboride) pesticide products. We will realize a gain on the water treatment division sale of approximately $2,000,000 after federal and California income taxes.

During the quarter ended October 31, 2003, bioscience segment revenues of $39,300 remained virtually unchanged compared to $33,900 in the prior period. The antimicrobial market is highly competitive, and we anticipate that market acceptance of a brand new technology may be a long term achievement. In addition to competition challenges, we believe that the investment necessary to pursue research testing and regulatory approval for Axenohl products will continue to be significant. As we receive additional regulatory approvals for Axenohl, however, we expect revenues to develop quickly. For example, now that we have received EPA approval on Axen-30, our Axenohl-based hard surface disinfectant, and we expect to see a shift toward increasing Axenohl division product sales in the coming year, and we believe that sales of Axen-30 will have a significant impact on revenues in future. We continue to believe that pesticide technologies will have a material impact on revenues in the coming year, and we continue to believe that the silver ion technologies will ultimately become the largest revenue generator for PURE Bioscience.

Gross profit for the quarter ended October 31, 2003 was $11,000 versus $10,400 in 2002. Gross profit percentage of 28% in 2003 remained unchanged from the prior period.

Net loss from continuing operations for the quarter ended October 31, 2003 was $783,000 versus net loss of $646,000 for the same period in 2002. During the quarter, General and Administrative expenses increased $11,500, or 4%, from $317,000 at in fiscal 2002 versus $328,400 in fiscal 2003. Administrative expenses include an increase in amortization costs associated with purchased patents and licenses. Selling expense decreased approximately $103,500, or 69%, from $150,200 in 2002 to $46,700 in 2003 because of a decreased use of salaried sales personnel and an increase in the use of commissioned salespeople. Research and Development increased approximately 125%, or $203,800, over the same period in 2002 from $173,100 to $376,900. This increase was the result of continued time and resources devoted to the development and testing of our emerging pesticide and silver ion technology product lines. Of the loss in the current period, $159,900 is attributable to non-cash items: $74,900 of services and interest paid with stock and warrants, $40,500 of amortization and $27,500 of depreciation.

DISCONTINUED OPERATION
Income from discontinued operations for the quarter ended October 31, 2003 consisted of revenues of $467,200, cost of sales of $209,700 and other costs of $131,000 resulting in a net income of $126,500. Income from discontinued operations for the same period in 2002 consisted of revenues of $693,400, cost of sales of $418,300 and other costs of $108,000 resulting in a net income of $167,100. At October 31, 2003 the Company had a backlog of $349,300 of water treatment products because cash flow limited the Company's ability to purchase raw materials. Had the Company been able to fulfill these orders in the current quarter, water treatment revenues would have exceeded those of the same quarter in 2002.

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

The Company is currently attempting to strengthen its liquidity position by working with an investment banker because the Company requires an outside source of capital to fund planned projects relating to new product development and related product launches, research and development projects and regulatory approvals. The Company's operations alone may not generate cash flows, within the next twelve months, sufficient to fund planned expansion.

In August of 2003, the Company completed a financing arrangement which included the acquisition of a $2,035,000 Trust Deed asset (and $435,000 offsetting loan payable for a net increase in equity of $1,600,000) in exchange for the issuance of 2,000,000 shares of the Company's common stock to a party unrelated to the grantor. In October 2003, the Company signed a term sheet to sell the Trust Deed asset for cash at face value. The purchasing party is also acquiring the water treatment division for $2,750,000 in cash plus up to $1,250,000 in deferred payments over the next year. Completion of the divestment of the water treatment division is subject to approval by PURE Bioscience shareholders. The Company intends to use a portion of the proceeds of this transaction to satisfy outstanding debt. The remaining proceeds should be sufficient to sustain operations and fund product development and commercialization until our bioscience technologies result in positive cash flow.

If the asset sale is not approved, PURE Bioscience will continue to operate the water treatment division unless and until it is able to negotiate another transaction that the Board of Directors believes is acceptable to the stockholders and to PURE Bioscience. The Board of Directors believes that this transaction relieves the need for additional funding to properly continue the marketing, selling and further development of our bioscience technologies while still making the necessary investments in the water treatment division to maintain our historical growth rates. To the extent that we do not obtain needed capital through the sale of the water treatment division, we will have to obtain it through the issuance of additional debt or equity or through other means, any one of which may reduce the value to us, perhaps substantially, of any commercialization of bioscience products. There is no guarantee that we would be able to obtain such funding on terms acceptable to us or at all.

Stockholder approval is only one of the closing conditions. If the remaining closing conditions are not satisfied or waived, the sale might not be consummated, even if the stockholders approve the sale.

By completing the asset sale, we lose our historical revenue stream and become less diversified. By selling our water treatment division assets, we will be selling approximately 95% of our current source of revenue generation (based upon results from the July 31, 2003 fiscal year end). We will become a bioscience company focused on the marketing, selling and continued development of our Axenohl antimicrobial technology and our Triglycylboride pesticide technology. We may invest in other complementary technologies in the future, but we have no current specific plans to do so at this time. This transaction would increase our business risk because we will be less diversified than before the sale of the water treatment division assets and because our remaining business is in the relatively high-risk, but potentially high reward, field of applied biotechnology.

After the sale, we will become a biotechnology company in a highly regulated field with high investment costs and high risks. We currently have two pesticide products, RoachX and AntX and one antimicrobial product, Axen-30 hard surface disinfectant, being sold or ready for sale. We intend to fund and manage additional EPA regulated product development internally and in conjunction with current regulatory consultants, and we do not expect to be able to introduce additional EPA regulated antimicrobial products for several months. It may be several years before we are able to introduce any FDA regulated antimicrobial pharmaceutical products. To that end, we have partnered with Therapeutics, Inc., a California based drug development company, which has assumed responsibility for funding and managing the testing and regulatory process for potential FDA regulated Axenohl-based pharmaceutical products. The FDA and comparable agencies in many foreign countries impose substantial limitations on the introduction of new products through costly and time-consuming laboratory and clinical testing and other procedures. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain.

Even after we have invested substantial funds in further development of our Axenohl-based products and related technology, and even if the results of our efforts are favorable, there can be no guarantee that we will be granted necessary regulatory approvals.

If we successfully bring additional EPA or FDA regulated products to market, there is no assurance that we will be able to successfully manufacture or market the products or that potential customers will buy them, if for example, a competitive product has greater efficacy or is deemed more cost effective. In addition, the market in which we will sell any such products is dominated by a number of large, well-capitalized corporations, which may impact our ability to successfully market our products or maintain any technological advantage we might develop. We also would be subject to changes in regulations governing the manufacture and marketing of our products, which could increase our costs, reduce any competitive advantage we may have and/or adversely affect our marketing effectiveness.

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

At October 31, 2003, our current assets to liabilities ratio increased from 0.27 to 1.06. Current assets increased $2,011,900 from $540,900 at July 31, 2003 to $2,552,800 at October 31, 2003 due mainly to the acquisition of the $2,035,000 Trust Deed discussed above. Current liabilities increased $432,300 from $1,974,200 to $2,406,500. This increase was due mainly to the addition to notes payable of the $435,000 note also mentioned above

Net fixed assets decreased approximately $27,500 due mainly to depreciation of equipment. Noncurrent assets decreased approximately $4,900 due to amortization. Non-current assets of $2,489,500 consist almost entirely of Patents and Licenses.

Cash flows used from continuing operations were $2,663,800 in quarter ended October 31, 2003 and $211,500 in 2002. For fiscal 2003, cash flows used in investing activities included $45,000 for the purchase of patents and licenses. In fiscal 2002 cash flows used in investing activities included $8,900 for the purchase of machinery and equipment and $4,700 for the purchase of patents and licenses.

Cash flows from financing activities were $545,000 in fiscal 2003 and $176,950 in fiscal 2002. During the quarter ended October 31, 2003 the Company conducted three private placements to three accredited investors in which it issued 950,000 shares of common stock at prices that range from $0.50 to $0.75 per share for a total of $545,000. In the prior period, cash flows from financing activities included the addition of $100,000 in loans payable from a line of credit renegotiated in September 2002 which was reclassified to long-term debt. Cash flows from financing activities in the prior period also included an increase of common stock of $76,950 from the exercise of stock options.

COMMITMENTS
As a condition of the purchase agreement of the Axenohl patent, the Company agreed to make certain royalty payments to NVID of 5% of the gross product sales with a minimum royalty payment total of $1,000,000 for the period from November 15, 2001 to July 31, 2004 and subsequently $1,000,000 per year for the remaining life of the patent. The contract states that at July 31, 2004 the Company shall have the right, in its sole and absolute discretion, to do one of the following:
a) pay the initial minimum royalty payment of $1,000,000 in cash or common stock of the Company to NVID, less royalty amounts already paid, on or before July 31, 2004, b) transfer the patent back to NVID, at which time the Company would be released of any future minimum payments and granted a license to manufacture and distribute products covered by the patent while retaining all Axen and Axenohl related patents filed by the Company, including retention of all of its previously granted license rights to sell, distribute and manufacture all Axenohl based products, or c) cancel any royalty obligation under the contract by selling, transferring or assigning its ownership of the primary patent to a third party and paying NVID a percentage of the gross proceeds of 5% while retaining all Axen and Axenohl related patents filed by the Company, including retention of all of its previously granted license rights to sell, distribute and manufacture all Axenohl based products. The Company has not recorded or accrued an amount for the minimum royalty payments in the financial statements because the Company has determined that it is unlikely to choose the option to pay the minimum royalty.

ITEM 3
------
CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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


PART II  OTHER INFORMATION, ITEM 1
----------------------------------
LEGAL PROCEEDINGS
There have been no developments in the case involving PURE Bioscience and Zedburn Corporation et. al. in Circuit Court of Pinellas County, Florida as previously disclosed and incorporated by reference herein from Annual Report on Form 10KSB for fiscal year ended July 31, 2003.

There have been no developments in the case involving PURE Bioscience and Billy Stapleton and Susie Stapleton as previously disclosed and incorporated by reference herein from Annual Report on Form 10KSB for fiscal year ended July 31, 2003.


ITEM 2
------
CHANGES IN SECURITIES
On August 25, 2003, 60,000 shares of common stock were issued in exchange for attorneys fees incurred in connection with the acquisition of the Axenohl patent. Also in August 2003, the Company completed a financing arrangement with Next9 LLC which included the acquisition of a $2,000,000 Trust Deed receivable and $35,000 related accrued interest and issuing a $435,000 note payable resulting in a net increase of $1,600,000 in equity during the period. This note receivable was in exchange for the issuance of 2,000,000 shares of the Company's common stock to a party unrelated to the Company, and that is fully secured by specific assets other than the equity instruments granted. During the quarter we conducted three private placements to three accredited investors in which it issued 950,000 shares of common stock at prices that range from $0.50 to $0.75 per share for a total of $545,000 with a weighted average price of $0.57 per share.

With respect to the sales made, we relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered solely to accredited or sophisticated investors who were provided all of the current public information available on PURE Bioscience.

ITEM 3.
-------
DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.
-------
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.
-------
OTHER INFORMATION

Not applicable.

ITEM 6.
-------
EXHIBITS AND REPORTS ON FORM 8-K

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

(9) Incorporated by reference from Amended Form 10QSB for the nine month period ended April 30, 2001 filed on October 19, 2001

(10) Incorporated by reference from the Amended Annual Report on Form 10KSB for the fiscal year ended July 31, 2001 filed on November 13, 2001

(11) Incorporated by reference from Current Report on Form 8-K filed on December 6, 2001

(12) Incorporated by reference from Amended Current Report on Form 8-K filed on December 7, 2001

(13) Incorporated by reference from the Annual Report on Form 10KSB for the fiscal year ended July 31, 2002 filed on October 29, 2003

B.   Reports on Form 8-K:

     We filed a Form 8-K Current Report, Item 9, on August 20, 2003 and on August 23, 2003 which was amended on August 26, 2003..

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 PURE BIOSCIENCE

                       By:       /s/ Michael L. Krall
                                 ---------------------------------
                                 Michael L. Krall, President/CEO
                                 December 12, 2003


                       By:       /s/ Gary Brownell
                                 --------------------------------------
                                 Gary Brownell, Chief Financial Officer
                                 December 12, 2003