Form 10KSB/A
period 2003-07-31
PURE BIOSCIENCE
filed 2003-12-24
CIK 1006028

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 13,454,088 shares of common stock as of December 23, 2003.

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
           --------------------- ------------------------- ----------------------------- ----------------------------

The following equity compensation plans were not approved by security holders:
1. 2001 ETIH2O Stock Option Plan: Adopted by the Board in January 2001 with 1,000,000 shares authorized under this Plan. The options have a five-year term with vesting ratably over a five-year period.

2. 2001 Consultants and Advisors Stock Option Plan: Adopted by the Board in January 2001 with 500,000 shares authorized under this Plan. The maximum number of shares subject to options granted under this Plan to any one participant shall not exceed 50,000 shares in any 12-month period. The options have a five-year term with vesting ratably over a five-year period.

3. Executive Officers and Directors are not eligible participants under these plans.

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

     LIQUIDITY AND CAPITAL RESOURCES From inception through the present, we have financed our operations primarily through our initial public offering in August of 1996 and by subsequent private placement stock sales. In addition, the Company had obtained short term financing through a $500,000 line of credit. In September 2002 the Company renegotiated its line of credit and extended it until November 2003. The extension includes an increase from $500,000 to $600,000 at an interest rate of 1 1/2 % per month secured against the entire assets of the Company excluding the Axenohl patent. The terms of the line of credit required the Company to maintain current accounts receivable of a minimum of $350,000. At the end of year, the Company was in technical violation with this provision. The Company has neither requested nor received a waiver of this provision. The Company believes that this violation has no implications because the Company intends to pay off this line of credit with the sale of the trust deed and water treatment division as discussed below. In July 2003, the Company issued a $300,000 convertible debenture at an interest rate of 10% per annum due July 2004.

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


CONSOLIDATED STATEMENTS OF CASH FLOWS
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

The terms of the line of credit required the Company to maintain current accounts receivable of a minimum of $350,000. At the end of year, the Company was in technical violation with this provision. The Company has neither requested nor received a waiver of this provision.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE None.


PART III
--------
ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers and directors of PURE Bioscience and their ages are as follows:

         Name                  Age               Position                      Held Position Since
-------------------------   ---------   ------------------------------------   -------------------
Michael L. Krall                51        President, CEO, Chairman, Director         1992
Gary Brownell, CPA              54        Treasurer CFO, Director                    1996
Gene Auerbach                   58        Chief Operating Officer                    2002
Donna Singer                    33        Executive Vice President, Director         1998
Dennis Atchley, Esq.            50        Secretary                                  1996
Greg Barnhill                   49        Director                                   2001
Dennis Brovarone                47        Director                                   1996
Patrick Galuska                 44        Director                                   1996
Eugene Peiser, PD               71        Director                                   1996


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

DENNIS BROVARONE Mr. Brovarone has been practicing corporate and securities law since 1986 and as a sole practitioner since 1990. He was elected to the Company's Board of Directors in April 1996. From January 3002 to the present, Mr. Brovarone serves on the Board of Directors of Shannon International Resources, Inc., a publicly held Nevada corporation. From December 1997 to April 2001, Mr. Brovarone served as the President and Chairman of the Board of Directors of Ethika Corporation, a publicly held, Mississippi corporation investment holding company with its office in Littleton, Colorado. From January 1995 to March 1998, Mr. Brovarone served as President (Chairman) of the Board of Directors of The Community Involved Charter School, a four year old K-12 public school located in Lakewood, Colorado, operating under an independent charter and serving approximately 350 students in an individualized, experiential learning environment. Prior to 1990, Mr. Brovarone served as in-house counsel to R.B. Marich, Inc., a Denver, Colorado based brokerage firm. Mr. Brovarone lives and works in Littleton, Colorado.

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

Code of Ethics
We have not as yet adopted a Code of Ethics that applies to our principal executive officer and principal financial officer. The Company's recent focus has been codifying internal controls as required by the Sarbanes-Oxley Act. We intend to adopt a Code of Ethics during this fiscal year.

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

ITEM 10.  EXECUTIVE COMPENSATION
Summary Compensation Table
The following table shows for the fiscal year ending July 31, 2003, the compensation awarded or paid by the Company to its Chief Executive Officer and any of the executive officers of the Company whose total salary and bonus exceeded $100,000 during such year (The "Named Executive Officers"):

--------------------------------------------------------------------------------------------------------
                           SUMMARY COMPENSATION TABLE                                                   |
--------------------------------------------------------------------------------------------------------
                                                                 |    Long Term Compensation            |
--------------------------------------------------------------------------------------------------------
                                |       Annual Compensation      |   Awards     |    Payouts            |
---------------------------------------------------------------------------------------------------------
                                |      |  Salary  | Other Annual | Securities   |                       |
   Name and Principle Position  |  Year|     (S)  | Compensation | Underlying   |All Other Compensation |
                                |      |          |       ($)    | Options (#)  |       ($)             |
---------------------------------------------------------------------------------------------------------
  Michael L. Krall President/CEO|  2003|  168,000 |       0      | 50,000 Common|        0              |
---------------------------------------------------------------------------------------------------------
  Michael L. Krall President/CEO|  2002|  144,000 |       0      |150,000 Common|        0              |
---------------------------------------------------------------------------------------------------------
  Michael L. Krall President/CEO|  2001|  144,000 |       0      | 50,000 Common|        0              |
---------------------------------------------------------------------------------------------------------


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


Employment Agreements and Executive Compensation
In April 1996, the Board of Directors approved a five-year employment agreement for Michael Krall, its President. Mr. Krall receives a salary of $168,000 per year plus an amount equal to 3% of PURE Bioscience's net income before taxes, if any, plus other benefits. The Board of Directors has extended Mr. Krall's employment agreement for an additional year.

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

ITEM 11. Security Ownership of Certain Beneficial Owners and of Management The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of December 22, 2003 by individual directors and executive officers and by all directors and executive officers of the Company as a group. Based upon a review of the Company's shareholders list as of December 22, 2003, there are two other registered holders of five percent or more of the Company's Common Stock. As of December 22, 2003 there were 13,454,088 shares outstanding.

    Name and Address of                               Common Stock      Percentage of Shares
     Beneficial Owner          Title                   Ownership           Outstanding (%)
-----------------------   ---------------------       ---------------  ------------------------
   Dennis Atchley         Secretary                      243,860 (1)             1.81
   1725 Gillespie Way
   El Cajon, CA  92020

   Gene Auerbach          Chief Operating Officer        175,000 (2)             1.30
   1725 Gillespie Way
   El Cajon, CA  92020

   Gregory Barnhill       Director                       425,000 (3)             3.16
   1725 Gillespie Way
   El Cajon, CA  92020

   Dennis Brovarone       Director                       506,483 (4)             3.76
   1725 Gillespie Way
   El Cajon, CA  92020

   Gary Brownell          Treasurer, CFO/Director        450,321 (5)             3.35
   1725 Gillespie Way
   El Cajon, CA  92020

   Patrick Galuska        Director                       420,690 (6)             3.13
   1725 Gillespie Way
   El Cajon, CA  92020

   Michael L. Krall       President, CEO/Chairman      1,353,560 (7)            10.06
   1725 Gillespie Way
   El Cajon, CA  92020

   Eugene Peiser          Director                       476,136 (8)             3.54
   1725 Gillespie Way
   El Cajon, CA  92020

   Donna Singer           Executive VP, Director         403,356 (9)             3.00
   1725 Gillespie Way
   El Cajon, CA  92020

   Directors and Officers as a Group
   (9 individuals)                                     4,454,406 (10)           33.11

   Next9, LLC             Shareholder                  2,000,000 (11)           14.87
   850 State Street
   San Diego, CA  92101

   Jeffery P. Dauenhauer  Shareholder                    700,000                 5.20
   800 5th Ave., Suite 4100
   Seattle WA, 98104


(1)  Includes presently exercisable options to acquire up to 200,000 shares.
(2)  Includes presently exercisable options to acquire up to 150,000 shares.
(3)  Includes presently exercisable options to acquire up to 250,000 shares.
(4)  Includes presently exercisable options to acquire up to 435,000 shares.
(5)  Includes presently exercisable options to acquire up to 400,000 shares.
(6)  Includes presently exercisable options to acquire up to 350,000 shares.
(7)  Includes presently exercisable options to acquire up to 731,250 shares.
(8)  Includes presently exercisable options to acquire up to 400,000 shares.
(9)  Includes presently exercisable options to acquire up to 375,000 shares.
(10) Includes presently exercisable options held by all of the above officers and directors to acquire up to 2,814,250 shares.
(11) Lee Brukman is the control person of Next9, LLC.


Securities Authorized for Issuance under Equity Compensation Plans

------------------------ ------------------------- -------------------------- ----------------------------
                                                                                 Number of securities
                                                                                remaining available for
                         Number of securities to                                 future issuance under
                         be issued upon exercise       Weighted-average        equity compensation plans
                         of outstanding options,       exercise price of         (excluding securities
                           warrants and rights       outstanding options,      reflected in column (a))
                                   (a)                warrants and rights                 (c)
     Plan Category                                            (b)
------------------------ ------------------------- -------------------------- ----------------------------
Equity compensation
plans approved  by
security holders                3,129,375                    1.86                     5,987,278
------------------------ ------------------------- -------------------------- ----------------------------
Equity compensation
plans not approved by
security holders                1,015,000                    1.63                       533,000
------------------------ ------------------------- -------------------------- ----------------------------
Total                           4,144,375                    1.83                     6,520,278
------------------------ ------------------------- -------------------------- ----------------------------

The following equity compensation plans were not approved by security holders:

1. 2001 ETIH2O Stock Option Plan: Adopted by the Board in January 2001 with 1,000,000 shares authorized under this Plan. The options have a five-year term with vesting ratably over a five-year period.

2. 2001 Consultants and Advisors Stock Option Plan: Adopted by the Board in January 2001 with 500,000 shares authorized under this Plan. The maximum number of shares subject to options granted under this Plan to any one participant shall not exceed 50,000 shares in any 12-month period. The options have a five-year term with vesting ratably over a five-year period.

3. Executive Officers and Directors are not eligible participants under these plans.




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
10.3 (9)      -- Axenohl License Agreement
10.4 (10)     -- Weaver - Roach X Assignment
10.5 (10)     --  Dodo  Agreement   [Confidential treatment requested  for
                  certain  omitted  information filed separately.]
10.6 (9)      -- Promissory Note of Michael Krall
10.7 (9)      -- Promissory Note of Gary Brownell
10.8 (10)     -- Nutripure Dealer Agreement
10.9 (10)     -- Sales Finance Agreement
10.10 (11)    -- ETIH2O, Inc., Acquisition Agreement
10.11 (12)    -- NVID Litigation Settlement Agreement
10.12 (13)    -- Addendum #1 to NVID Settlement Agreement
10.13         -- Therapeutics, Inc. Agreement [Confidential treatment requested for certain omitted information filed seperately.]
21 (14)       -- Subsidiaries of the Registrant
31.1          -- Sarbanes Oxley 302 Certification - CEO
31.2          -- Sarbanes Oxley 302 Certification - CFO
32.1  (14)    -- Sarbanes Oxley 906 Certification - CEO
32.2  (14)    -- Sarbanes Oxley 906 Certification - CFO

(1) Incorporated by reference from Form SB-2 registration statement, SEC File # 333-00434 effective August 8, 1996
(2) Incorporated by reference from the Annual Report on Form 10KSB for the fiscal year ended July 31, 2002 filed on October 29, 2002.
(3) Incorporated by reference from S-3 registration statement, SEC File #333-36248 effective on May 17, 2000
(4) Incorporated by reference from S-3 registration statement, SEC File #333-55758 effective on February 26, 2001
(5) Incorporated by reference from S-3 registration statement, SEC File #333-61664 filed on May 25, 2001
(6) Incorporated by reference from pre-effective amendment no. 1 to S-3 registration statement, SEC File #333-61664 filed on July 10, 2001
(7) Incorporated by reference from pre-effective amendment no. 2 to S-3 registration statement, SEC File #333-61664 filed on August 13, 2001
(8) Incorporated by reference from Current Report on Form 8-K filed on May 24, 2001 as amended on October 19, 2001
(9)  Incorporated by reference from the
     Amended Annual Report on Form 10KSB for the fiscal year ended July 31, 2000 filed on October 19, 2001
(10) Incorporated by reference from Amended Form 10QSB for the nine month period ended April 30, 2001 filed on October 19, 2001
(11) Incorporated by reference from the Amended Annual Report on Form 10KSB for the fiscal year ended July 31, 2001 filed on November 13, 2001
(12) Incorporated by reference from Current Report on Form 8-K filed on December 6, 2001
(13) Incorporated by reference from Amended Current Report on Form 8-K filed on December 7, 2001
(14) Incorporated by reference from Annual Report on Form 10-KSB for the fiscal year ended July 31, 2003 filed on October 29, 2003

B. Reports on Form 8-K: No Reports on Form 8-K were filed during the fourth quarter of the fiscal year.

ITEM 14. CONTROLS AND PROCEDURES

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

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Miller & McCollom, Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal year ending July 31, 2003. Miller & McCollom has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees
Miller & McCollom was paid aggregate fees of $39,312 for the fiscal year ended July 31, 2002 and $70,457 for the fiscal year ended July 31, 2003 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10QSB during these fiscal years.

Audit -Related Fees
Miller & McCollom was not paid any additional fees for the fiscal year ended July 31, 2002 and July 31, 2003 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees
Miller & McCollom was paid aggregate fees of $15,450 for the fiscal year ended July 31, 2002 and $10,900 for the fiscal year ended July 31, 2003 for professional services rendered for tax compliance, tax advice and tax planning.

Other Fees
Miller & McCollom was paid no other fees for professional services during the fiscal years ended July 31, 2002 and July 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PURE BIOSCIENCE                                                DATE


/s/ MICHAEL L. KRALL                                     December 22, 2003
----------------------------------------               -----------------------
Michael L. Krall, Chairman/President/CEO



Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   NAME                      TITLE                                      DATE

/s/ GREGORY BARNHILL                        Director                                  December 22, 2003
-------------------------------------------                                           -------------------------
Gregory Barnhill

/s/ DENNIS BROVARONE                        Director                                  December 22, 2003
-------------------------------------------                                           -------------------------
Dennis Brovarone

/s/ GARY BROWNELL                           Chief Financial Officer and Director      December 22, 2003
-------------------------------------------                                           -------------------------
Gary Brownell

/s/ PATRICK GALUSKA                         Director                                  December 22, 2003
-------------------------------------------                                           -------------------------
Patrick Galuska

/s/ MICHAEL L. KRALL                        President/CEO and Director                December 22, 2003
-------------------------------------------                                           -------------------------
Michael L. Krall

/s/ EUGENE PEISER                           Director                                  December 22, 2003
-------------------------------------------                                           -------------------------
Eugene Peiser

/s/ DONNA SINGER                            Executive Vice President and Director     December 22, 2003
-------------------------------------------                                           -------------------------
Donna Singer
