Form 10KSB/A
period 2003-07-31
PURE BIOSCIENCE
filed 2004-01-30
CIK 1006028

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 13,454,088 shares of common stock as of January 27, 2004.

Documents incorporated by reference: Certain Exhibits

Explanatory Note on Amendment

This Amendment has been filed to revise Item 6, Management's Discussion and Analysis of Financial Condition to include a new section entitled Valuation of Intangible Assets and to revise Item 14, Controls and Procedures to state that the evaluation of controls and procedures occurred at the end of the period reported upon. Exhibit 10.13 has also been re-filed to indicate on the first page that certain portions of the exhibit have been omitted based on a request for confidential treatment and that the non-public information has been filed with the Securities and Exchange Commission.


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

VALUATION OF INTANGIBLE ASSETS
SFAS 142 requires that goodwill and other intangible assets be tested for impairment on an annual basis and between annual tests in certain circumstances. Recoverability of assets to be held for use is based on expectations of future discounted cash flows from the related operations, and when circumstances dictate, the Company adjusts the asset to the extent the carrying value exceeds the fair value of the asset. Our impairment review process is based on the discounted future cash flow approach that uses our estimates of revenue driven by assumed market segment share and estimated costs. Also included in our analysis is an estimate of revenues expected from our agreement with Therapeutics, Inc. We have entered into an agreement with Therapeutics Inc. for the development and commercialization of FDA regulated Axenohl based products where Therapeutics is responsible for funding and directing all development activities and regulatory filings. In the agreement Therapeutics Inc. has agreed to reimburse the Company for $2.2M of pre-contract acquisition and development costs of the Axenohl intellectual property as well as reimbursement for ongoing intellectual property costs associated with Axenohl. Following reimbursement of costs, depending on the type of product, the Company will receive 40% to 90% of all sales proceeds, licensing fees, royalty payments and all other forms of cash and non-cash consideration. The Company will also realize revenues from the sale of Axenohl raw material as an active ingredient.

Judgments made by the Company related to the expected useful lives of long-lived assets and the Company's ability to realize discounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets and changes in economic and market conditions. As the Company assesses the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause the Company to realize a material impairment charge, which would result in decreased results of operations, and potentially decrease the carrying value of these assets.


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




ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None.

ITEM 13. EXHIBITS. The following Exhibits are filed as part of this registration statement pursuant to Item 601 of Regulation S-B:

3.1 (1)       -- Articles of Incorporation, Articles of Amendment and Bylaws
3.1.1 (2)     -- Articles of Amendment dated March 11, 2002
3.1.2         -- Articles of Amendment dated October 6, 2003
4.1 (1)       -- Form of Class A Warrant
4.2 (1)       -- Form of Class Z Warrant
4.3 (1)       -- Form of Common Stock Certificate
4.4 (1)       -- Warrant Agreement
4.5 (3)       -- March 2000 Warrant
4.6 (4)       -- January 2001 Warrant
4.7 (5)       -- Convertible Debenture
4.8 (6)       -- Convertible Debenture Purchase Agreement
4.9 (7)       -- Convertible Debenture Warrant
10.1 (1)      -- Employment Contract/Michael L. Krall
10.2 (8)      -- Manufacturing, Licensing and Distribution Agreement dated
                 March  26, 2001
10.3 (9)      -- Axenohl License Agreement
10.4 (10)     -- Weaver - Roach X Assignment
10.5 (10)     --  Dodo  Agreement   [Confidential treatment requested  for
                  certain  omitted  information filed separately.]
10.6 (9)      -- Promissory Note of Michael Krall
10.7 (9)      -- Promissory Note of Gary Brownell
10.8 (10)     -- Nutripure Dealer Agreement
10.9 (10)     -- Sales Finance Agreement
10.10 (11)    -- ETIH2O, Inc., Acquisition Agreement
10.11 (12)    -- NVID Litigation Settlement Agreement
10.12 (13)    -- Addendum #1 to NVID Settlement Agreement
10.13         -- Therapeutics, Inc. Agreement [Confidential treatment requested for certain omitted information filed seperately.]
21 (14)       -- Subsidiaries of the Registrant
31.1  (15)    -- Sarbanes Oxley 302 Certification - CEO
31.2  (15)    -- Sarbanes Oxley 302 Certification - CFO
32.1  (14)    -- Sarbanes Oxley 906 Certification - CEO
32.2  (14)    -- Sarbanes Oxley 906 Certification - CFO

(1) Incorporated by reference from Form SB-2 registration statement, SEC File # 333-00434 effective August 8, 1996
(2) Incorporated by reference from the Annual Report on Form 10KSB for the fiscal year ended July 31, 2002 filed on October 29, 2002.
(3) Incorporated by reference from S-3 registration statement, SEC File #333-36248 effective on May 17, 2000
(4) Incorporated by reference from S-3 registration statement, SEC File #333-55758 effective on February 26, 2001
(5) Incorporated by reference from S-3 registration statement, SEC File #333-61664 filed on May 25, 2001
(6) Incorporated by reference from pre-effective amendment no. 1 to S-3 registration statement, SEC File #333-61664 filed on July 10, 2001
(7) Incorporated by reference from pre-effective amendment no. 2 to S-3 registration statement, SEC File #333-61664 filed on August 13, 2001
(8) Incorporated by reference from Current Report on Form 8-K filed on May 24, 2001 as amended on October 19, 2001
(9)  Incorporated by reference from the
     Amended Annual Report on Form 10KSB for the fiscal year ended July 31, 2000 filed on October 19, 2001
(10) Incorporated by reference from Amended Form 10QSB for the nine month period ended April 30, 2001 filed on October 19, 2001
(11) Incorporated by reference from the Amended Annual Report on Form 10KSB for the fiscal year ended July 31, 2001 filed on November 13, 2001
(12) Incorporated by reference from Current Report on Form 8-K filed on December 6, 2001
(13) Incorporated by reference from Amended Current Report on Form 8-K filed on December 7, 2001
(14) Incorporated by reference from Annual Report on Form 10-KSB for the fiscal year ended July 31, 2003 filed on October 29, 2003
(15) Incorporated by reference from Amended Annual Report on Form 10-KSB for the fiscal year ended July 31, 2003 filed on December 24, 2003.

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

As of the end of the period, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

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


/s/ MICHAEL L. KRALL                                     January 29, 2004
----------------------------------------               -----------------------
Michael L. Krall, Chairman/President/CEO



Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   NAME                      TITLE                                      DATE

/s/ GREGORY BARNHILL                        Director                                  January 29, 2004
-------------------------------------------                                           -------------------------
Gregory Barnhill

/s/ DENNIS BROVARONE                        Director                                  January 29, 2004
-------------------------------------------                                           -------------------------
Dennis Brovarone

/s/ GARY BROWNELL                           Chief Financial Officer and Director      January 29, 2004
-------------------------------------------                                           -------------------------
Gary Brownell

/s/ PATRICK GALUSKA                         Director                                  January 29, 2004
-------------------------------------------                                           -------------------------
Patrick Galuska

/s/ MICHAEL L. KRALL                        President/CEO and Director                January 29, 2004
-------------------------------------------                                           -------------------------
Michael L. Krall

/s/ EUGENE PEISER                           Director                                  January 29, 2004
-------------------------------------------                                           -------------------------
Eugene Peiser

/s/ DONNA SINGER                            Executive Vice President and Director     January 29, 2004
-------------------------------------------                                           -------------------------
Donna Singer
