Form 10QSB/A
period 2003-10-31
PURE BIOSCIENCE
filed 2004-01-30
CIK 1006028

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

         Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 13,484,088 as of January 27, 2004.

Explanatory Note on Amendment

This Amendment has been filed to revise Item 2, Management's Discussion and Analysis of Financial Condition to include a new section entitled Valuation of Intangible Assets and to revise Item 3, Controls and Procedures to state that the evaluation of controls and procedures occurred at the end of the period reported upon.




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

31.1 (14) -- Section 302 Certification
31.2 (14) -- Section 302 Certification
32   (14) -- Section 906 Certification


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

(10) Incorporated by reference from the Amended Annual Report on Form 10KSB for the fiscal year ended July 31, 2001 filed on November 13, 2001

(11) Incorporated by reference from Current Report on Form 8-K filed on December 6, 2001

(12) Incorporated by reference from Amended Current Report on Form 8-K filed on December 7, 2001

(13) Incorporated by reference from the Annual Report on Form 10KSB for the fiscal year ended July 31, 2002 filed on October 29, 2003

(14) Incorporated by reference from the Quarterly Report on Form 10QSB for the three month period ended October 31, 2003 filed on December 15, 2003.

B.   Reports on Form 8-K:

     We filed a Form 8-K Current Report, Item 9, on August 20, 2003 and on August 23, 2003 which was amended on August 26, 2003.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 PURE BIOSCIENCE

                       By:       /s/ Michael L. Krall
                                 ---------------------------------
                                 Michael L. Krall, President/CEO
                                 January 29, 2004


                       By:       /s/ Gary Brownell
                                 --------------------------------------
                                 Gary Brownell, Chief Financial Officer
                                 January 29, 2004