Form 10KSB/A
period 2003-07-31
PURE BIOSCIENCE
filed 2004-02-27
CIK 1006028

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 13,854,088 shares of common stock as of February 18, 2004.

Documents incorporated by reference: Certain Exhibits

Explanatory Note on Amendment

This Amendment has been filed to revise Part III, Item 11 Security Ownership of Certain Beneficial Owners and of Management to reflect current information and to include the required Sarbanes Oxley certifications Exhibits 31.1, 31.2, 32.1 and 32.2.



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

ITEM 11. Security Ownership of Certain Beneficial Owners and of Management

The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of February 19, 2004 by individual directors and executive officers and by all directors and executive officers of the Company as a group. Based upon a review of the Company's shareholders list as of February 19, 2004, there are two other registered holders of five percent or more of the Company's Common Stock. As of February 19, 2004 there were 13,854,088 shares outstanding.



    Name and Address of                               Common Stock      Percentage of Shares
     Beneficial Owner          Title                   Ownership           Outstanding (%)
-----------------------   ---------------------       ---------------  ------------------------
   Dennis Atchley         Secretary                      243,860 (1)             1.76
   1725 Gillespie Way
   El Cajon, CA  92020

   Gene Auerbach          Chief Operating Officer        175,000 (2)             1.26
   1725 Gillespie Way
   El Cajon, CA  92020

   Gregory Barnhill       Director                       425,000 (3)             3.07
   1725 Gillespie Way
   El Cajon, CA  92020

   Dennis Brovarone       Director                       506,483 (4)             3.66
   1725 Gillespie Way
   El Cajon, CA  92020

   Gary Brownell          Treasurer, CFO/Director        450,321 (5)             3.25
   1725 Gillespie Way
   El Cajon, CA  92020

   Patrick Galuska        Director                       420,690 (6)             3.04
   1725 Gillespie Way
   El Cajon, CA  92020

   Michael L. Krall       President, CEO/Chairman      1,353,560 (7)             9.77
   1725 Gillespie Way
   El Cajon, CA  92020

   Eugene Peiser          Director                       476,136 (8)             3.44
   1725 Gillespie Way
   El Cajon, CA  92020

   Donna Singer           Executive VP, Director         403,356 (9)             2.91
   1725 Gillespie Way
   El Cajon, CA  92020

   Directors and Officers as a Group
   (9 individuals)                                     4,454,406 (10)           32.15

   Next9, LLC             Shareholder                  2,000,000 (11)           14.44
   850 State Street
   San Diego, CA  92101

   Jeffery P. Dauenhauer  Shareholder                    700,000                 5.05
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




ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None.

ITEM 13. EXHIBITS. The following Exhibits are filed as part of this registration statement pursuant to Item 601 of Regulation S-B:

3.1 (1)       -- Articles of Incorporation, Articles of Amendment and Bylaws
3.1.1 (2)     -- Articles of Amendment dated March 11, 2002
3.1.2         -- Articles of Amendment dated October 6, 2003
4.1 (1)       -- Form of Class A Warrant
4.2 (1)       -- Form of Class Z Warrant
4.3 (1)       -- Form of Common Stock Certificate
4.4 (1)       -- Warrant Agreement
4.5 (3)       -- March 2000 Warrant
4.6 (4)       -- January 2001 Warrant
4.7 (5)       -- Convertible Debenture
4.8 (6)       -- Convertible Debenture Purchase Agreement
4.9 (7)       -- Convertible Debenture Warrant
10.1 (1)      -- Employment Contract/Michael L. Krall
10.2 (8)      -- Manufacturing, Licensing and Distribution Agreement dated
                 March  26, 2001
10.3 (9)      -- Axenohl License Agreement
10.4 (10)     -- Weaver - Roach X Assignment
10.5 (10)     --  Dodo  Agreement   [Confidential treatment requested  for
                  certain  omitted  information filed separately.]
10.6 (9)      -- Promissory Note of Michael Krall
10.7 (9)      -- Promissory Note of Gary Brownell
10.8 (10)     -- Nutripure Dealer Agreement
10.9 (10)     -- Sales Finance Agreement
10.10 (11)    -- ETIH2O, Inc., Acquisition Agreement
10.11 (12)    -- NVID Litigation Settlement Agreement
10.12 (13)    -- Addendum #1 to NVID Settlement Agreement
10.13 (14)    -- Therapeutics, Inc. Agreement [Confidential treatment requested for certain omitted information filed seperately.]
21    (15)    -- Subsidiaries of the Registrant
31.1          -- Sarbanes Oxley 302 Certification - CEO
31.2          -- Sarbanes Oxley 302 Certification - CFO
32.1          -- Sarbanes Oxley 906 Certification - CEO
32.2          -- Sarbanes Oxley 906 Certification - CFO

(1) Incorporated by reference from Form SB-2 registration statement, SEC File # 333-00434 effective August 8, 1996
(2) Incorporated by reference from the Annual Report on Form 10KSB for the fiscal year ended July 31, 2002 filed on October 29, 2002.
(3) Incorporated by reference from S-3 registration statement, SEC File #333-36248 effective on May 17, 2000
(4) Incorporated by reference from S-3 registration statement, SEC File #333-55758 effective on February 26, 2001
(5) Incorporated by reference from S-3 registration statement, SEC File #333-61664 filed on May 25, 2001
(6) Incorporated by reference from pre-effective amendment no. 1 to S-3 registration statement, SEC File #333-61664 filed on July 10, 2001
(7) Incorporated by reference from pre-effective amendment no. 2 to S-3 registration statement, SEC File #333-61664 filed on August 13, 2001
(8) Incorporated by reference from Current Report on Form 8-K filed on May 24, 2001 as amended on October 19, 2001
(9)  Incorporated by reference from the
     Amended Annual Report on Form 10KSB for the fiscal year ended July 31, 2000 filed on October 19, 2001
(10) Incorporated by reference from Amended Form 10QSB for the nine month period ended April 30, 2001 filed on October 19, 2001
(11) Incorporated by reference from the Amended Annual Report on Form 10KSB for the fiscal year ended July 31, 2001 filed on November 13, 2001
(12) Incorporated by reference from Current Report on Form 8-K filed on December 6, 2001
(13) Incorporated by reference from Amended Current Report on Form 8-K filed on December 7, 2001
(14) Incorporated by reference from Amended Annual Report on Form 10-KSB for the fiscal year ended July 31, 2003 filed on January 30, 2004
(15) Incorporated by reference from Annual Report on Form 10-KSB for the fiscal year ended July 31, 2003 filed on October 29, 2003.


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


/s/ MICHAEL L. KRALL                                     February 19,2004
----------------------------------------               -----------------------
Michael L. Krall, Chairman/President/CEO



Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   NAME                      TITLE                                      DATE

/s/ GREGORY BARNHILL                        Director                                  February 19, 2004
-------------------------------------------                                           -------------------------
Gregory Barnhill

/s/ DENNIS BROVARONE                        Director                                  February 19, 2004
-------------------------------------------                                           -------------------------
Dennis Brovarone

/s/ GARY BROWNELL                           Chief Financial Officer and Director      February 19, 2004
-------------------------------------------                                           -------------------------
Gary Brownell

/s/ PATRICK GALUSKA                         Director                                  February 19, 2004
-------------------------------------------                                           -------------------------
Patrick Galuska

/s/ MICHAEL L. KRALL                        President/CEO and Director                February 19, 2004
-------------------------------------------                                           -------------------------
Michael L. Krall

/s/ EUGENE PEISER                           Director                                  February 19, 20044
-------------------------------------------                                           -------------------------
Eugene Peiser

/s/ DONNA SINGER                            Executive Vice President and Director     February 19, 2004
-------------------------------------------                                           -------------------------
Donna Singer
