Form 10QSB/A
period 2003-10-31
PURE BIOSCIENCE
filed 2004-02-27
CIK 1006028

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

         Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 13,884,088 as of February 18, 2004.

Explanatory Note on Amendment

This Amendment has been filed to revise Item 6 Exhibits to list Exhibit 10.13 Therapeutics, Inc. Agreement which has been incorporated by reference, Exhibit
10.14 Promissory Note dated November __, 2003 $4,750,000; and Exhibit 10.15 -- Promissory Note dated January 26, 2004 $100,000



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

ITEM 6.
-------
EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

A. The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-B:

3.1 (1) -- Articles of Incorporation, Articles of Amendment and Bylaws 3.1.1(13) -- Articles of Amendment dated March 11, 2002
4.1  (1) -- Form of Class A Warrant
4.2  (1) -- Form of Class Z Warrant
4.3  (1) -- Form of Common Stock Certificate
4.4  (1) -- Warrant Agreement
4.5  (2) -- March 2000 Warrant
4.6  (3) -- January 2001 Warrant
4.7  (4) -- Convertible Debenture
4.8  (5) -- Convertible Debenture Purchase Agreement
4.9  (6) -- Convertible Debenture Warrant
10.1 (1) -- Employment Contract/Michael L. Krall
10.2 (7) -- Manufacturing, Licensing and Distribution Agreement dated March 26,
           2001
10.3 (8) -- Axenohl License Agreement
10.4 (9) -- Weaver - Roach X Assignment
10.5 (9) -- Dodo Agreement [CONFIDENTIAL TREATMENT REQUESTED FOR CERTAIN OMITTED
            INFORMATION FILED SEPARATELY]
10.6 (8) -- Promissory Note of Michael Krall
10.7 (8) -- Promissory Note of Gary Brownell
10.8 (9) -- Nutripure Dealer Agreement
10.9 (9) -- Sales Finance Agreement
10.10 (10) -- ETIH2O, Inc., Acquisition Agreement
10.11 (11) -- NVID Litigation Settlement Agreement
10.12 (12) -- Addendum #1 to NVID Settlement Agreement
10.13 (14)-- Therapeutics, Inc. Agreement [CONFIDENTIAL TREATMENT REQUESTED FOR
             CERTAIN OMITTED INFORMATION FILED SEPARATELY]
10.14     -- Promissory Note dated Novemeber  , 2003 $4,750,000
10.15     -- Promissory Note dated January 26, 2004 $100,000
13   (13) -- Subsidiaries of the Registrant
31.1      -- Section 302 Certification
31.2      -- Section 302 Certification
32.1      -- Section 906 Certification
32.2      -- Section 906 Certification


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

(10) Incorporated by reference from the Amended Annual Report on Form 10KSB for the fiscal year ended July 31, 2001 filed on November 13, 2001

(11) Incorporated by reference from Current Report on Form 8-K filed on December 6, 2001

(12) Incorporated by reference from Amended Current Report on Form 8-K filed on December 7, 2001

(13) Incorporated by reference from the Annual Report on Form 10KSB for the fiscal year ended July 31, 2002 filed on October 29, 2003

(14) Incorporated by reference from the Amended Annual Report on Form 10KSB for the fiscal year ended July 31, 2003 filed on January 30, 2004.

B.   Reports on Form 8-K:

     We filed a Form 8-K Current Report, Item 9, on August 20, 2003 and on August 23, 2003 which was amended on August 26, 2003.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 PURE BIOSCIENCE

                       By:       /s/ Michael L. Krall
                                 ---------------------------------
                                 Michael L. Krall, President/CEO
                                 February 19, 2004


                       By:       /s/ Gary Brownell
                                 --------------------------------------
                                 Gary Brownell, Chief Financial Officer
                                 February 19, 2004