Form 10QSB
period 2004-01-31
PURE BIOSCIENCE
filed 2004-03-16
CIK 1006028

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended January 31, 2004


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
     For the transition period from  _______ to  _______



     Commission File number 0-21019


                                 PURE Bioscience
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

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 14,024,088 as of March 12, 2004.

Index

Part 1. Financial Information

          Item 1.  Financial Statements
                   Balance Sheets as of July 31, 2003 and January 31, 2004 Statements of Operations for the six months ended
                   January 31, 2004 and 2003
                   Statements of Cash Flows for the six months ended
                   January 31, 2004 and 2003
          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          Item 3.  Controls and Procedures

Part II   Other Information

          Item 1.  Legal Proceedings
          Item 2.  Changes in Securities
          Item 3.  Defaults Upon Senior Securities: None
          Item 4.  Submission of Matters to a Vote of Security Holders: None
          Item 5.  Other Information
          Item 6.  Exhibits and Reports on Form 8-K

          Signatures and Certifications



CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------
                                                            (Unaudited)
                                                            January 31       July 31
                                                               2004            2003
                                                               ----            ----
ASSETS
Current Assets
     Cash and cash equivalents                            $    191,480    $    251,087
     Accounts receivable, net of allowance for doubtful
         accounts of $58,500 at January 31, 2004
         and $63,500 at July 31, 2003                          200,820         163,895
     Due from officers and employees                                --              61
     Trust deed receivable                                   2,035,000              --
     Inventories                                               131,380         119,237
     Prepaid expenses                                           32,329           6,655
                                                          ------------    ------------

         Total current assets                                2,591,009         540,935
                                                          ------------    ------------

Property, Plant and Equipment
     Property, plant and equipment                             196,527         249,023
                                                          ------------    ------------

         Total property, plant and equipment                   196,527         249,023
                                                          ------------    ------------

Noncurrent Assets
     Deposits                                                    9,744           9,341
     Patents and licenses                                    2,439,258       2,475,280
                                                          ------------    ------------

         Total noncurrent assets                             2,449,002       2,484,621
                                                          ------------    ------------

Assets of the water division held for resale                   324,515         352,423
                                                          ------------    ------------

     Total assets                                         $  5,561,053    $  3,627,002
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
     Accounts payable                                     $    916,213    $  1,079,128
     Accrued liabilities                                       404,703         114,523
     Notes payable                                             240,257         180,513
     Loans from shareholders                                 1,135,000         600,000
                                                          ------------    ------------

         Total current liabilities                           2,696,173       1,974,164
                                                          ------------    ------------

Liabilities of the water division held for resale               46,100          36,165
                                                          ------------    ------------

Stockholders' Equity
     Class A common stock, no par value: authorized
         50,000,000 shares, issued and outstanding
          14,174,088 at January 31, 2004 and
          10,594,088 at July 31, 2003                       17,206,687      14,758,203
     Warrants: issued and outstanding 1,321,429
         warrants                                              829,989         788,473
     Accumulated deficit                                   (15,217,896)    (13,930,003)
                                                          ------------    ------------

         Total stockholders' equity                          2,818,780       1,616,673
                                                          ------------    ------------

     Total liabilities and stockholders' equity           $  5,561,053    $  3,627,002
                                                          ============    ============




CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
-------------------------------------------------------------------------------------------------------
                                                For the Six Months Ended     For the Three Months Ended
                                                       January 31                     January 31
                                                       ----------                     ----------
                                                   2004           2003            2004            2003
                                                   ----           ----            ----            ----
Net revenues                                   $    94,057    $    68,628    $    54,764    $    31,945
Cost of sales                                       51,710         42,143         23,377         15,876
                                               -----------    -----------    -----------    -----------

Gross profit                                        42,347         26,485         31,387         16,069
                                               -----------    -----------    -----------    -----------

Selling expenses                                    65,725        288,568         19,029        138,368
General and administrative expenses                600,915        717,469        272,482        400,523
Research and development                           839,275        424,250        462,334        251,182
Start-up costs                                          --        635,376             --        635,376
                                               -----------    -----------    -----------    -----------

Total operating costs                            1,505,915      2,065,663        753,845      1,425,449
                                               -----------    -----------    -----------    -----------

Loss from operations                            (1,463,568)    (2,039,178)      (722,458)    (1,409,380)
                                               -----------    -----------    -----------    -----------

Other income and (expense):
    Interest income                                 32,329          1,331              0              3
    Interest Expense                              (119,474)       (44,765)       (46,371)       (27,295)
    Other                                           (1,843)            --           (749)            --
                                               -----------    -----------    -----------    -----------

Total other income (expense)                       (88,988)       (43,434)       (47,120)       (27,292)
                                               -----------    -----------    -----------    -----------

Loss from continuing operations                 (1,552,556)    (2,082,612)      (769,578)    (1,436,672)

Discontinued operations:
    Income from discontinued operations            264,663        343,226        138,157        176,111
                                               -----------    -----------    -----------    -----------

Net loss                                       $(1,287,893)   $(1,739,386)   $  (631,421)   $(1,260,561)
                                               ===========    ===========    ===========    ===========

Net loss per common share, basic and diluted
    Continuing operations                      $     (0.12)   $     (0.24)   $     (0.06)   $     (0.16)
    Discontinued operations                           0.02           0.04           0.01           0.02
                                               -----------    -----------    -----------    -----------
    Net loss                                   $     (0.10)   $     (0.20)   $     (0.05)   $     (0.14)
                                               ===========    ===========    ===========    ===========


                                              (Unaudited)                    (Unaudited)
                                               Six Months        Year       Three Months        Year
                                                 Ended           Ended          Ended           Ended
                                               January 31       July 31       January 31       July 31
CONSOLIDATED STATEMENTS ACCUMULATED DEFICITS      2004           2003           2004            2003
----------------------------------------------------------- ------------------------------  --------------
Balance, beginning of period                 $ (13,930,003) $ (10,646,014)  $ (13,930,003)  $ (10,646,014)

Net income (loss)                               (1,287,893)    (3,283,989)       (631,421)     (3,283,989)
                                             -------------    -----------       ---------     -----------

Balance, end of period                       $ (15,217,896) $ (13,930,003)  $ (14,561,424)  $ (13,930,003)
                                             ============== ==============  ==============  ==============



CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
---------------------------------------------------------------------------------------------------------
                                                                               For the Six Months Ended
                                                                                       January 31
                                                                                  2004           2003
                                                                                  ----           ----
Cash flows from operating activities
      Net loss                                                                $(1,287,893)   $(1,739,386)

      Adjustments to reconcile net income to net cash provided by operating activities:
           Amortization                                                            81,022         77,074
           Depreciation                                                            54,920         59,359
           Services and interest paid for with stock and warrants                 204,744        752,355
           Income from discontinued operations                                   (264,663)      (343,226)
      Changes in assets and liabilities:
           (Increase) decrease in accounts receivable                             (36,925)       (66,428)
           (Increase) decrease in due from officers and employees                      61         38,307
           (Increase) decrease in prepaid expense                                 (25,674)        83,755
           (Increase) decrease in inventory                                       (12,144)        90,658
           (Increase) decrease in deposits                                           (403)          (387)
           Increase (decrease) in accounts payable                               (162,915)       207,415
           Increase (decrease) in accrued liabilities                             290,178          8,923
                                                                              -----------    -----------
                Net cash provided (used) by operating
                     activities                                                (1,159,692)      (831,581)
                                                                              -----------    -----------

Cash flows from investing activities
      Purchase of patents and licenses                                            (45,000)        (6,865)
      Purchase of property, plant and equipment                                    (2,423)        (8,428)
                                                                              -----------    -----------

                Net cash (used) in investing activities                           (47,423)       (15,293)
                                                                              -----------    -----------

Cash flows from financing activities
      Proceeds from debt obligations                                              100,000        100,000
      Proceeds from sale of common stock                                          745,000        306,325
                                                                              -----------    -----------

                Net cash provided by financing activities                         845,000        406,325
                                                                              -----------    -----------

Cash flows from discontinued operations                                           302,508        380,228
                                                                              -----------    -----------

Net increase (decrease) in cash and cash equivalents                              (59,607)       (60,321)
                                                                              -----------    -----------

Cash and cash equivalents at beginning of period                                  251,087        151,257
                                                                              -----------    -----------

Cash and cash equivalents at end of period                                    $   191,480    $    90,936
                                                                              ===========    ===========

Supplemental disclosures of cash flow information
      Cash paid for interest                                                  $    89,602    $    44,765
Noncash investing and financing activities:
      Value of shares issued in exchange for services                         $   145,000    $   157,050
      Value of options issued in exchange for services                        $        --    $    59,805
      Value of warrants issued in exchange for startup costs                  $        --    $   635,376
      Trust  Deed received in exchange for stock                              $ 2,035,000



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


                                                              Water
                FOR THE THREE MONTHS ENDED                  Treatment                              Reconciling
                      JANUARY 31, 2003                    (Discontinued)       Bioscience            Amounts        Consolidated
         ------------------------------------------    ----------------    ----------------     ----------------    -------------
         Revenues
         Commercial Water Treatment
             Fillmaster Products                       $     204,000       $            -       $            -      $    204,000
              Replacement Filters (Includes CSP 2000)        158,200                    -                    -           153,200
         Residential Water Treatment                          30,500                    -                    -            30,500
         Water Dealer Program                                208,900                    -                    -           208,900
         Silver Ionization                                         -               28,100                    -            28,100
         Pesticide                                                 -                3,800                    -             3,800
                                                       ----------------    ----------------     ----------------    -------------
              Total Revenues                           $     601,600       $       31,900       $            -      $    633,500
                                                       ----------------    ----------------     ----------------    -------------
         Operating Income/(Loss)                       $     176,100       $      (51,900)      $   (1,384,800)     $ (1,260,600)
                                                       ----------------    ----------------     ----------------    -------------
         Segment Assets                                $     770,800       $    2,381,900
                                                       ----------------    ----------------

                                                              Water
                FOR THE THREE MONTHS ENDED                  Treatment                              Reconciling
                      JANUARY 31, 2004                    (Discontinued)       Bioscience            Amounts       Consolidated
         ------------------------------------------    ----------------    ----------------     ----------------   -------------
         Revenues
         Commercial Water Treatment
             Fillmaster Products                       $     284,300       $            -       $            -     $   284,300
              Replacement Filters (Includes CSP 2000)        145,900                    -                    -         145,900
         Residential Water Treatment                          22,200                    -                    -          22,200
         Water Dealer Program                                 18,400                    -                               18,400
         Silver Ionization                                         -               33,500               (3,000)         30,500
         Pesticide                                                 -               24,300                               24,300
                                                       ----------------    ----------------     ----------------   -------------
              Total Revenues                           $     470,800       $       57,800       $       (3,000)    $    525,600
                                                       ----------------    ----------------     ----------------   -------------
         Operating Income/(Loss)                       $     138,200       $      (36,600)      $     (733,000)    $   (631,400)
                                                       ----------------    ----------------     ----------------   -------------
         Segment Assets                                $     340,700       $    2,639,200
                                                       ----------------    ----------------


                                                              Water
                 FOR THE SIX MONTHS ENDED                   Treatment                              Reconciling
                      JANUARY 31, 2003                    (Discontinued)       Bioscience            Amounts       Consolidated
         ------------------------------------------    ----------------    ----------------     ----------------   --------------
         Revenues
         Commercial Water Treatment
             Fillmaster Products                       $     508,500       $            -       $            -     $    508,500
              Replacement Filters (Includes CSP 2000)        311,400                    -                    -          153,200
         Residential Water Treatment                         158,700                    -                    -          158,700
         Water Dealer Program                                316,400                    -                    -          316,400
         Silver Ionization                                         -               28,100                    -           28,100
         Pesticide                                                 -               40,500               (2,800)          37,700
                                                       ----------------    ----------------     ----------------   --------------
              Total Revenues                           $   1,295,000       $       68,600       $       (2,800)    $  1,360,800
                                                       ----------------    ----------------     ----------------   --------------
         Operating Income/(Loss)                       $     343,200       $      (67,000)      $   (2,015,600)    $ (1,739,400)
                                                       ----------------    ----------------     ----------------   --------------
         Segment Assets                                $     770,800       $    2,381,900
                                                       ----------------    ----------------


                                                              Water
                 FOR THE SIX MONTHS ENDED                   Treatment                              Reconciling
                      JANUARY 31, 2004                    (Discontinued)       Bioscience            Amounts       Consolidated
         ------------------------------------------    ----------------    ----------------     ----------------   --------------
         Revenues
         Commercial Water Treatment
             Fillmaster Products                       $     520,300       $            -       $            -     $   520,300
              Replacement Filters (Includes CSP 2000)        330,100                    -                    -         330,100
         Residential Water Treatment                          48,200                    -                    -          48,200
         Water Dealer Program                                 36,400                    -                               36,400
         Silver Ionization                                         -               42,100               (3,000)         39,100
         Pesticide                                                 -               55,000                               55,000
                                                       ----------------    ----------------     ----------------   --------------
              Total Revenues                           $     935,000       $       97,100       $       (3,000)    $  1,029,100
                                                       ----------------    ----------------     ----------------   --------------
         Operating Income/(Loss)                       $     264,600       $      (93,600)      $   (1,458,900)    $ (1,287,900)
                                                       ----------------    ----------------     ----------------   --------------
         Segment Assets                                $     324,500       $    3,096,600
                                                       ----------------    ----------------



Significant customers primarily consisted of domestic retail chain pharmacies. Sales concentrations to major chain stores were approximately $387,700 and export sales were $23,800 for the quarter ended January 31, 2004. Sales concentrations to major chain stores were approximately $709,900 and export sales were $37,500 for the three months ended January 31, 2003. No customer accounted for more than 10% of consolidated sales.

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

On August 25, 2003, 60,000 shares were issued in exchange for attorney fees related to the acquisition of the Axenohl patent. The shares were issued at fair value of $0.75 per share. Also during the quarter ended October 31, 2003 the Company conducted two private placements in which it issued 250,000 shares of common stock at a price of $0.50 per share for a total of $125,000. On October 21, 2003 the Company issued a security which included 700,000 shares of common stock at a price of $0.60 per share and a one-year warrant to purchase 84,000 shares of common stock at $0.80 per share. The warrants were valued at $21,220 ($0.25 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 137.78% and a risk-free interest rate of 5.25%).

On December 18, 2004, 170,000 shares valued at $100,000 ($.59 per share) were issued in exchange for financial and business consulting services. On January 29, 2004 the Company conducted a private placement in which it sold two units of Company securities. Each unit consisted of 200,000 shares of common stock at a price of $.50 per share and a one-year warrant to purchase 50,000 shares of common stock at $1.00 valued at $20,296 ($0.20 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 137.78% and a risk-free interest rate of 5.25%)

Note 4.  Warranty Liability
In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". Interpretation 45 is effective for financial statements of interim or annual periods fiscal years ending after December 15, 2002 and requires the following disclosures of the Company's product warranties:

The Company provides a standard warranty of two years for replacement parts on all Fillmaster systems sold. Most of the Company's chain customers have entered into multi-year contracts for the Customer Service Plan 2000. The CSP 2000 provides an extended warranty on all PURE Bioscience pharmacy products; significant discounts on maintenance item costs; annual software upgrades for the Fillmaster 1000e and Scanmaster; automatic replacement filter shipments; and simplified, annual invoicing. When the customer buys a system on the Customer Service Plan 2000 they agree to pay a fixed annual fee that covers replacement filters and parts. The Company monitors the costs of providing replacement parts other than filters. This cost has remained steady and is computed as a percentage of related revenues. The following is a summary of changes in the Company's product warrantee liability.


                                                Beginning          Expense          Warranty        Ending
                                                Liability         Incurred          Payments       Liability
                                             --------------    --------------    -------------   ------------
     Six Months Ended January 31, 2003       $     41,445      $     4,400       $     7,185      $   38,660
                                             --------------    --------------    -------------   ------------
     Six Months Ended January 31, 2004       $     42,430      $     14,063      $    10,381      $   46,112
                                             --------------    --------------    -------------   ------------

Note 5.   Loans from Shareholders
In August of 2003 the Company obtained a loan from a shareholder of $435,000 in connection with a financing arrangement which included the acquisition of a $2,000,000 Trust Deed receivable. The note bears an interest rate of 10% and is due and payable on June 12, 2004. On January 26, 2004, the same shareholder loaned the Company an additional $100,000 with the same terms. The Company also has a $600,000 loan payable to a different shareholder which was due on November 17, 2003 and is past due. Interest on the note accrues at a rate of 18% per annum and $ 22,500 was in arrears at January 31, 2004.

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

If the proposed transaction is consummated, DRCI will pay $2.75 million in cash at the closing. DRCI will also pay up to an additional $250,000 six months later and up to another $1,000,000 one year after closing after the Nutripure 2000 Countertop water purifier reaches certain agreed upon volume and sales projections in connection with a rollout program with a large general merchandise retailer. In the event the sales of Nutripure products do not achieve the projected levels the additional payment amounts will be reduced on a pro rata basis. Also at closing DRCI has agreed to deposit an additional $2.0 million into escrow to purchase the Company's Trust Deed receivable at face value, PURE Bioscience will incur no gain or loss on this portion of the agreement. The Trust Deed was acquired in August of 2003 in exchange for 2,000,000 unregistered shares of PURE common stock.

In accordance with SFAS 144, the assets and liabilities of the water division are classified as held for sale and are presented separately in the balance sheet. In addition, the results of operations from the water division have been reported as discontinued operations, and were historically shown as the Company's water treatment segment for financial reporting.

Components of the results of discontinued operations are:

                                                                            Three Months Ended    Three Months Ended
                                                                             January 31, 2004      January 31, 2003
                                                                            ------------------  --------------------
         Net revenues                                                          $     470,800          $    601,600
         Cost of Sales                                                               192,500               307,800
         Other Expenses                                                              140,100               117,700
                                                                            ------------------  --------------------
               Total                                                           $     138,200         $     176,100
                                                                            ------------------  --------------------


                                                                             Six Months Ended      Six Months Ended
                                                                             January 31, 2004      January 31, 2003
                                                                            ------------------  --------------------
         Net revenues                                                          $     935,000        $    1,295,000
         Cost of Sales                                                               402,100               690,500
         Other Expenses                                                              268,300               261,300
                                                                            ------------------  --------------------
               Total                                                           $     264,600         $     343,200
                                                                            ------------------  --------------------


Assets and liabilities of the water division held for sale include:

                                                                             January 31, 2004        July 31, 2003
                                                                            ----------------   -------------------
         Inventories and other current assets                                  $    171,500          $    168,700
         Property, plant and equipment                                              153,000               183,700
                                                                            ----------------   -------------------
               Total                                                                324,500               352,400

         Accrued liabilities                                                         46,100                36,200
                                                                            ----------------   -------------------

         Net assets and liabilities of the water division held for sale:       $    278,400          $    316,200
                                                                            ----------------   -------------------


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

OVERVIEW
PURE Bioscience (formerly Innovative Medical Services) began as a provider of pharmaceutical water purification products. Although our current revenues are still primarily from the pharmacy industry, we have expanded from our niche pharmacy market into other, broader markets with new, proprietary bioscience products based upon our silver ion bioscience technologies and boric acid based pesticide technologies. Because of this business development evolution, in September 2003, shareholders approved a name change from Innovative Medical Services to PURE Bioscience. In November 2003, we announced that we signed a definitive agreement to sell our water treatment business to Data Recovery Continuum, Inc., a Delaware corporation based in California, for $2.75 million in cash plus up to $1.25 million in deferred payments over the next year. We are also selling to Data Recovery Continuum, Inc. (DRCI) our $2.0 million Note and Deed of Trust asset for face value. Total combined cash proceeds from the transaction will be $4.75 million to $6.0 million to PURE Bioscience. Upon completion of the transaction, we emerge as a focused bioscience company that is essentially debt-free, and we believe that we will be capitalized sufficiently to commercialize our powerful, least toxic and environmentally friendly technologies including our Axenohl(R) antimicrobial technology. Completion of the transaction is subject to approval by PURE Bioscience shareholders. On March 10, 2004, we filed a definitive proxy statement with the Securities and Exchange Commission detailing the proposed sale. The proxy statement will be sent to shareholders of PURE Bioscience on or about March 15, 2004 seeking their approval of the transaction at a special meeting of shareholders to be held on April 14, 2004.

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

The initial EPA registrations for use of Axenohl, the 2400-parts per million technical grade concentrate used to manufacture our use dilutions, and Axen, a 12-parts per million use dilution hard surface disinfectant were issued in 2001. In March 2003, we received Environmental Protection Agency (EPA) registration for our new Axen-30(R) formulated Category IV hard surface disinfectant product for commercial, industrial and consumer applications. Axen-30 is a 30-part per million (ppm) use-dilution formula of our patented antimicrobial technology, Axenohl.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2004 VERSUS THREE MONTH ENDED JANUARY 31, 2003
During the previous quarter we decided to sell our water treatment division. Following the closing of the divestment transaction, we will be focused on our bioscience segment. Our current bioscience technologies include our Axenohl (silver dihydrogen citrate) antimicrobial product and our Innovex (Triglycylboride) pesticide products. We will realize a gain on the water treatment division sale of approximately $2,000,000 after federal and California income taxes. Revenues and expenses of the Water Division are now netted and shown on the income statement as Income From Discontinued Operations.

During the quarter ended January 31, 2004, bioscience segment revenues of $54,800 increased 72% compared to $31,900 in the prior period. The antimicrobial market is highly competitive, and we anticipate that market acceptance of a brand new technology may be a long term achievement. In addition to competition challenges, we believe that the investment necessary to pursue research testing and regulatory approval for Axenohl products will continue to be significant. As we receive additional regulatory approvals for Axenohl, however, we expect revenues to develop quickly. For example, now that we have received EPA approval on Axen-30, our Axenohl-based hard surface disinfectant, and we expect to see a shift toward increasing Axenohl division product sales in the coming year, and we believe that sales of Axen-30 will have a significant impact on revenues in future. We continue to believe that pesticide technologies will have a material impact on revenues in the coming year, and we continue to believe that the silver ion technologies will ultimately become the largest revenue generator for PURE Bioscience.

Gross profit for the quarter ended January 31, 2004 was $32,400 versus $16,100 in 2003. Gross profit percentage of 57% in 2004 increased compared to 50% in the prior period.

Net loss from continuing operations for the quarter ended January 31, 2004 was $769,600 versus net loss of $1,427,700 for the same period in 2003. The loss in the prior quarter included an expense for start-up costs of $635,376. During the quarter, General and Administrative expenses decreased $128,000, or 32%, from $400,500 at in fiscal 2003 versus $272,500 in fiscal 2004. Administrative expenses decreased mainly due to a decrease in consulting fees. Selling expense decreased approximately $119,400, or 86%, from $138,400 in 2004 to $19,000 in 2003 because of a decreased use of salaried sales personnel and an increase in the use of commissioned salespeople. Research and Development increased approximately 84%, or $211,100, over the same period in 2003 from $251,200 to $462,300. This increase was the result of continued time and resources devoted to the development and testing of our emerging pesticide and silver ion technology product lines.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2004 VERSUS SIX MONTH ENDED JANUARY 31, 2003
During the six months ended January 31, 2004, bioscience segment revenues of $94,100 increased 72% compared to $68,600 in the prior period. Gross profit for the period ended January 31, 2004 was $42,300 versus $26,500 in 2003. Gross profit percentage of 45% in 2004 increased compared to 39% in the prior period.

Net loss from continuing operations for the six months ended January 31, 2004 was $1,552,600 versus net loss of $2,082,612 for the same period in 2003. The loss in the prior period included an expense for start-up costs of $635,376. During the recent six months, General and Administrative expenses decreased $116,600, or 16%, from $717,500 in fiscal 2003 versus $600,900 in fiscal 2004.
Administrative expenses decreased mainly due to a decrease in consulting fees. Selling expense decreased approximately $222,900, or 77%, from $288,600 in 2003 to $65,700 in 2004 because of a decreased use of salaried sales personnel and an increase in the use of commissioned salespeople. Research and Development increased approximately 98%, or $415,000, over the same period in 2003 from $424,300 to $839,300. This increase was the result of continued time and resources devoted to the development and testing of our emerging pesticide and silver ion technology product lines. Of the loss in the current period, $340,600 is attributable to non-cash items: $204,700 of services and interest paid with stock and warrants, $81,000 of amortization and $54,900 of depreciation.

DISCONTINUED OPERATION
Income from discontinued operations for the six months ended January 31, 2004 consisted of revenues of $935,000, cost of sales of $402,100 and other costs of $268,300 resulting in a net income of $264,600. Income from discontinued operations for the same period in 2003 consisted of revenues of $1,295,000, cost of sales of $690,500 and other costs of $261,300 resulting in a net income of $343,200. At January 31, 2004 the Company had a backlog of $257,800 of water treatment products because cash flow limited the Company's ability to purchase raw materials and because the Company experienced a significant interruption in service from its primary component supplier when the supplier relocated its manufacturing from the west coast to the Midwest.

LIQUIDITY AND CAPITAL RESOURCES
From inception through the present, we have financed our operations primarily through our initial public offering in August of 1996 and by subsequent private placement stock sales. In addition, the Company had obtained short term financing through a $500,000 line of credit. In September 2002 the Company renegotiated its line of credit and extended it until November 2003. The extension included an increase from $500,000 to $600,000 at an interest rate of 1 1/2 % per month secured against the entire assets of the Company excluding the Axenohl patent. In late December 2003, Charles Siddle, Colt Communications Money Purchase Pension Plan and LeeAnn Newcomb, SPS Business Services, Inc. 401 (K) Profit Sharing Plan filed an action in District Court of Arizona against PURE Bioscience for the Company's failure to perform under the terms of their loan agreements. The Company intends to cure the default and pay-off the loans from the proceeds of the sale of the Water Division. In July 2003, the Company issued a $300,000 convertible debenture at an interest rate of 10% per annum due July 2004.

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

If the asset sale is not approved, PURE Bioscience will continue to operate the water treatment division. The Board of Directors believes that this transaction relieves the need for additional funding to properly continue the marketing, selling and further development of our bioscience technologies while still making the necessary investments in the water treatment division to maintain our historical growth rates. To the extent that we do not obtain needed capital through the sale of the water treatment division, we will have to obtain it through the issuance of additional debt or equity or through other means, any one of which may reduce the value to us, perhaps substantially, of any commercialization of bioscience products. There is no guarantee that we would be able to obtain such funding on terms acceptable to us or at all.

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

At January 31, 2004, our current assets to liabilities ratio increased from 0.27 to 0.96. Current assets increased $2,050,100 from $540,900 at July 31, 2003 to $2,591,000 at January 31, 2004 due mainly to the acquisition of the $2,035,000 Trust Deed discussed above. Current liabilities increased $722,000 from $1,974,200 to $2,696,200. This increase was due mainly to the addition to notes payable of the $535,000 note also mentioned above and an increase in accrued liabilities.

Net fixed assets decreased approximately $52,500 due mainly to depreciation of equipment. Noncurrent assets decreased approximately $35,600 due to amortization. Non-current assets of $2,449,000 consist almost entirely of Patents and Licenses.

Cash flows used from continuing operations were $1,159,700 in six months ended January 31, 2004 and $831,600 in 2003. For fiscal 2004, cash flows used in investing activities included $45,000 for the purchase of patents and licenses and $2,400 for the purchase of machinery and equipment. In fiscal 2003 cash flows used in investing activities included $6,900 for the purchase of patents and licenses and $8,400 for the purchase of machinery and equipment.

Cash flows from financing activities were $845,000 in fiscal 2004 and $406,300 in fiscal 2003. During the period Company borrowed $100,000 from a private lender. Also during the period ended January 31, 2004 the Company conducted two private placements in which it issued 250,000 shares of common stock at a price of $0.50 per share for a total of $125,000. On October 21, 2003 the Company issued a security which included 700,000 shares of common stock at a price of $0.60 per share and a one-year warrant to purchase 84,000 shares of common stock at $0.80 per share. The warrants were valued at $21,220 ($0.25 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 137.78% and a risk-free interest rate of 5.25. On January 29, 2004 the Company conducted a private placement in which it sold two units of Company securities. Each unit consisted of 200,000 shares of common stock at a price of $.50 per share and a one-year warrant to purchase 50,000 shares of common stock at $1.00 valued at $20,296 ($0.20 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 137.78% and a risk-free interest rate of 5.25%) The total equity raise for the period was $745,000.

In the prior period, cash flows from financing activities included the addition of $100,000 in loans payable from a line of credit renegotiated in September 2002. Cash flows from financing activities also included an increase of common stock of $306,300. During the prior six-month period the Company conducted a $250,000 private placement in which the Company issued 833,332 shares of common stock to six accredited investors at a price of $0.30 per share. $225,000 was received before the end of the current period. The Company also received $81,325 from the exercise of options.

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

PART II
ITEM 1. LEGAL PROCEEDINGS
The case involving PURE Bioscience and Zedburn Corporation et. al. in Circuit Court of Pinellas County, Florida as previously disclosed and incorporated by reference herein from Annual Report on Form 10KSB for fiscal year ended July 31, 2003 was settled in November 2003.

There have been no developments in the case involving PURE Bioscience and Billy Stapleton and Susie Stapleton as previously disclosed and incorporated by reference herein from Annual Report on Form 10KSB for fiscal year ended July 31, 2003.

In October 2003, PURE Bioscience filed an arbitration action against NVID International and Falken Industries to demand a cease and desist from continued and ongoing public dissemination of false, misleading and disparaging statements and complete cooperation in enforcing and defending the Axenohl patent and related technology, pursuant to the Core Settlement Agreement between PURE Bioscience and NVID International.

In late December 2003, Charles Siddle, Colt Communications Money Purchase Pension Plan and LeeAnn Newcomb, SPS Business Services, Inc. 401 (K) Profit Sharing Plan filed an action in District Court of Arizona against PURE Bioscience for PURE's failure to perform under the terms of its loan agreements. PURE Bioscience intends to cure the default and pay-off the loans from the proceeds of the sale of the Water Division.

ITEM 2. CHANGES IN SECURITIES
On January 8, 2004, 170,000 shares of common stock were issued in exchange for business and financial consulting. On January 29, we conducted a private placement to two accredited investors in which we issued 400,000 shares of common stock at prices $0.50 per share for a total of $200,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On or about March 15, 2004, we mailed proxy statement to shareholders to seek approval of the sale of our water treatment division at a special meeting of shareholders to be held on April 14, 2004.

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
10.1 (1)      -- Employment Contract/Michael L. Krall

10.2 (7)      -- Manufacturing, Licensing and Distribution Agreement dated
                 March 26, 2001
10.3 (8)      -- Axenohl License Agreement
10.4 (9)      -- Weaver - Roach X Assignment
10.5 (9)      -- Dodo Agreement [CONFIDENTIAL TREATMENT REQUESTED FOR CERTAIN
                 OMITTED INFORMATION FILED SEPARATELY]
10.6 (8)      -- Promissory Note of Michael Krall
10.7 (8)      -- Promissory Note of Gary Brownell
10.8 (9)      -- Nutripure Dealer Agreement
10.9 (9)      -- Sales Finance Agreement
10.10 (10)    -- ETIH2O, Inc., Acquisition Agreement
10.11 (11)    -- NVID Litigation Settlement Agreement
10.12 (12)    -- Addendum #1 to NVID Settlement Agreement
10.13 (14)    -- Therapeutics, Inc. Agreement [CONFIDENTIAL TREATMENT REQUESTED
                 FOR CERTAIN OMITTED INFORMATION FILED SEPARATELY]
10.14         -- Promissory Note dated November  , 2003 $4,750,000
10.15         -- Promissory Note dated January 26, 2004 $100,000
13 (13)       -- Subsidiaries of the Registrant
31.1          -- Section 302 Certification
31.2          -- Section 302 Certification
32.1          -- Section 906 Certification
32.2          -- Section 906 Certification

(1) Incorporated by reference from Form SB-2 registration statement SEC File #333-00434 effective August 8, 1996

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

(10) Incorporated by reference from the Amended Annual Report on Form 10KSB for the fiscal year ended July 31, 2001 filed on November 13, 2001

(11) Incorporated by reference from Current Report on Form 8-K filed on December 6, 2001

(12) Incorporated by reference from Amended Current Report on Form 8-K filed on December 7, 2001

(13) Incorporated by reference from the Annual Report on Form 10KSB for the fiscal year ended July 31, 2002 filed on October 29, 2003

(14) Incorporated by reference from Amended Annual Report on Form 10QSB for the three month period ended October 31, 2003 filed on January 30, 2003

B.   Reports on Form 8-K: None.



SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PURE BIOSCIENCE


                                 By:  /s/ Michael L. Krall
                                      -------------------------
                                      Michael L. Krall, President/CEO
                                      March 12, 2004


                                 By:  /s/ Gary Brownell
                                      --------------------------------------
                                      Gary Brownell, Chief Financial Officer
                                      March 12, 2004