Form 10QSB
period 2004-04-30
PURE BIOSCIENCE
filed 2004-06-14
CIK 1006028

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



                                   FORM 10-QSB




(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the period ended April 30, 2004
                          ---------------


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

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 14,739,921 as of June 11, 2004.

Index

Part 1.   Financial Information
          Item 1.   Financial Statements
                    Balance Sheets as of July 31, 2003 and April 30, 2004 Statements of Operations for the three and nine months ended April, 2004 and 2003
                    Statements of Cash Flows for the nine months ended April, 2004 and 2003
          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          Item 3.   Controls and Procedures

Part II   Other Information
          Item 1.    Legal Proceedings
          Item 2.    Changes in Securities
          Item 3.    Defaults Upon Senior Securities: None
          Item 4.    Submission of Matters to a Vote of Security Holders: None
          Item 5.    Other Information
          Item 6.    Exhibits and Reports on Form 8-K

          Signatures and Certifications



CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------

                                                          (Unaudited)
                                                            April 30      July  31
                                                             2004           2003
                                                         ------------  -------------
ASSETS
Current Assets
     Cash and cash equivalents                           $     12,970   $    251,087
     Accounts receivable, net of allowance for doubtful
         accounts of $ 58,000 at April 30, 2004
         and $63,500 at July 31, 2003                         153,784        163,895
     Due from officers and employees                               --             61
     Trust deed receivable                                  2,035,000             --
     Inventories                                              130,963        119,237
     Prepaid expenses                                              --          6,655
     Interest receivable                                      141,438             --
                                                         ------------   ------------

         Total current assets                               2,474,155        540,935
                                                         ------------   ------------

Property, Plant and Equipment
     Property, plant and equipment                            187,125        249,023
                                                         ------------   ------------

         Total property, plant and equipment                  187,125        249,023
                                                         ------------   ------------

Noncurrent Assets
     Deposits                                                   9,744          9,341
     Patents and licenses                                   2,381,246      2,475,280
                                                         ------------   ------------

         Total noncurrent assets                            2,390,990      2,484,621
                                                         ------------   ------------

Assets of the water division held for resale                  294,667        352,423
                                                         ------------   ------------

     Total assets                                        $  5,346,937   $  3,627,002
                                                         ============   ============

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
     Accounts payable                                    $    869,808   $  1,079,128
     Accrued liabilities                                      444,135        114,523
     Notes payable                                            270,128        180,513
     Loans from shareholders                                1,135,000        600,000
                                                         ------------   ------------

         Total current liabilities                          2,719,071      1,974,164
                                                         ------------   ------------

Liabilities of the water division held for resale              42,398         36,165
                                                         ------------   ------------

Stockholders' Equity
     Class A common stock, no par value: authorized
         50,000,000 shares, issued and outstanding
          14,461,921 at April 30, 2004 and
          10,594,088 at July 31, 2003                      17,406,687     14,758,203
     Warrants: issued and outstanding 1,321,429
         warrants                                             829,989        788,473
     Accumulated deficit                                  (15,651,208)   (13,930,003)
                                                         ------------   ------------

         Total stockholders' equity                         2,585,468      1,616,673
                                                         ------------   ------------

     Total liabilities and stockholders' equity          $  5,346,937   $  3,627,002
                                                         ============   ============






        See accompanying notes to the consolidated financial statements.




CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
------------------------------------------------------------------------------------------------------------------------

                                                             For the Nine Months Ended       For the Three Months Ended
                                                                      April 30                        April 30
                                                                      --------                        --------
                                                                2004            2003            2004           2003
                                                                ----            ----            ----           ----
Net revenues                                                $    143,862     $    80,307      $   49,805     $   11,679
Cost of sales                                                     74,939          49,752          23,229          7,609
                                                            ------------     -----------      ----------     ----------

Gross profit                                                      68,923          30,555          26,576          4,070
                                                            ------------     -----------      ----------     ----------

Selling expenses                                                 145,318         444,295          79,593        155,727
General and administrative expenses                              883,030       1,155,545         282,116        438,076
Research and development                                       1,105,406         690,491         266,131        266,241
Start-up costs                                                        -          635,376               -              -
                                                            ------------     -----------      ----------     ----------

Total operating costs                                          2,133,754       2,925,707         627,840        860,044
                                                            ------------     -----------      ----------     ----------

Loss from operations                                          (2,064,831)     (2,895,152)       (601,264)      (855,974)
                                                            ------------     -----------      ----------     ----------

Other income and (expense):
    Interest income                                              141,449           1,332         109,120              1
    Interest expense                                            (207,244)        (71,765)        (87,770)       (27,000)
    Other                                                         (2,480)             -             (637)            -
                                                            ------------     -----------      ----------     ----------

Total other income (expense)                                     (68,275)        (70,433)        20,713         (26,999)
                                                            ------------     -----------      ----------     ----------

Loss from continuing operations                               (2,133,106)     (2,965,585)       (580,551)      (882,973)

Discontinued operations:
    Income from discontinued operations                          411,901         519,717         147,238        176,491
                                                            ------------     -----------      ----------     ----------

Net loss                                                    $ (1,721,205)   $ (2,445,868)     $ (433,313)    $ (706,482)
                                                            =============   =============     ===========    ===========

Net loss per common share, basic and diluted
    Continuing operations                                   $      (0.16)   $      (0.32)     $    (0.04)    $    (0.10)
    Discontinued operations                                         0.03            0.05            0.01           0.02
                                                            ------------     -----------      ----------     ----------
    Net loss                                                $      (0.13)   $      (0.27)     $    (0.03)    $    (0.08)
                                                            =============   =============     ===========    ===========



                                                             (Unaudited)                    (Unaudited)
                                                            Nine Months        Year        Three Months       Year
                                                               Ended          Ended           Ended           Ended
                                                               April         July 31          April          July 31
CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICITS                2004            2003            2004           2003
---------------------------------------------------------------------------------------------------------------------


Balance, beginning of period                              $(13,930,003)   $(10,646,014)  $ (13,930,003) $ (10,646,014)

Net income (loss)                                           (1,721,205)     (3,283,989)       (433,313)    (3,283,989)
                                                          ------------    ------------   -------------  -------------

Balance, end of period                                    $(15,651,208)   $(13,930,003)  $ (14,363,316) $ (13,930,003)
                                                          =============   =============  ============== ==============






        See accompanying notes to the consolidated financial statements.




CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
-------------------------------------------------------------------------------------------------------

                                                                              For the Nine Months Ended
                                                                                       April 30
                                                                                 2004          2003
                                                                                 ----          ----
Cash flows from operating activities
      Net loss                                                               $(1,721,205)  $(2,445,868)

      Adjustments to reconcile net income to net cash provided by operating activities:
           Amortization                                                          139,034       115,611
           Depreciation                                                           75,136        87,209
           Services and interest paid for with stock and warrants                259,616       760,965
           Income from discontinued operations                                  (411,901)     (519,717)
      Changes in assets and liabilities:
           (Increase) decrease in accounts receivable                             10,111       (96,950)
           (Increase) decrease in due from officers and employees                     61       193,312
           (Increase) decrease in prepaid expense                                  6,655       177,456
           (Increase) decrease in interest receivable                           (141,438)           --
           (Increase) decrease in inventory                                      (11,727)      220,756
           (Increase) decrease in deposits                                          (403)         (387)
           Increase (decrease) in accounts payable                              (209,320)      272,042
           Increase (decrease) in accrued liabilities                            329,609        42,490
                                                                             -----------   -----------

                Net cash provided (used) by operating
                     activities                                               (1,675,772)   (1,193,081)
                                                                             -----------   -----------

Cash flows from investing activities
      Purchase of patents and licenses                                           (45,000)      (99,365)
      Purchase of property, plant and equipment                                  (13,237)      (10,794)
                                                                             -----------   -----------

                Net cash (used) in investing activities                          (58,237)     (110,159)
                                                                             -----------   -----------

Cash flows from financing activities
      Proceeds from debt obligations                                             100,000       100,000
      Proceeds from sale of common stock                                         920,000       529,900
                                                                             -----------   -----------

                Net cash provided by financing activities                      1,020,000       629,900
                                                                             -----------   -----------

Cash flows from discontinued operations                                          475,892       575,220
                                                                             -----------   -----------

Net increase (decrease) in cash and cash equivalents                            (238,117)      (98,120)
                                                                             -----------   -----------

Cash and cash equivalents at beginning of period                                 251,087       151,257
                                                                             -----------   -----------

Cash and cash equivalents at end of period                                   $    12,970   $    53,137
                                                                             ===========   ===========

Supplemental disclosures of cash flow information
      Cash paid for interest                                                 $   117,628   $    71,765
Noncash investing and financing activities:
      Value of shares issued in exchange for services                        $   170,000   $   165,660
      Value of options issued in exchange for services                       $        --   $    59,805
      Value of warrants issued in exchange for startup costs                 $        --   $   635,376
      Trust  Deed received in exchange for stock                             $ 2,035,000   $        --




       See accompanying notes to the consolidated financial statements.

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




                                                             Water
                FOR THE THREE MONTHS ENDED                 Treatment                      Reconciling
                       APRIL 30, 2003                    (Discontinued)   Bioscience        Amounts     Consolidated
         ------------------------------------------      --------------  -------------    -----------   ------------
        Revenues
        Commercial Water Treatment
            Fillmaster Products                           $   328,900     $        --     $        --   $   328,900
             Replacement Filters (Includes CSP 2000)          181,500              --              --       181,500
        Residential Water Treatment                            20,700              --              --        20,700
        Water Dealer Program                                  101,800              --              --       101,800
        Silver Ionization                                          --           1,200              --         1,200
        Pesticide                                                  --          10,500              --        10,500
                                                          -----------     -----------     -----------   -----------
             Total Revenues                               $   632,900     $    11,700     $        --   $   644,600
                                                          -----------     -----------     -----------   -----------
        Operating Income/(Loss)                           $   176,500     $  (368,900)    $  (487,100)  $  (679,500)
                                                          -----------     -----------     -----------   -----------
        Segment Assets                                    $   427,700     $ 2,676,900
                                                          -----------     -----------


                                                        Water
                FOR THE THREE MONTHS ENDED            Treatment                   Reconciling
                      APRIL 30, 2004                (Discontinued)    Bioscience     Amounts     Consolidated
        ------------------------------------------   ------------    -----------   -----------   ------------
        Revenues
        Commercial Water Treatment
            Fillmaster Products                       $   187,900    $        --   $        --   $   187,900
             Replacement Filters (Includes CSP 2000)      210,200             --            --       210,200
        Residential Water Treatment                         5,400             --            --         5,400
        Water Dealer Program                                   --             --            --            --
        Silver Ionization                                      --         24,600        (3,400)       21,200
        Pesticide                                              --         25,200            --        25,200
                                                      -----------    -----------   -----------   -----------
             Total Revenues                           $   403,500    $    49,800   $    (3,400)  $   449,900
                                                      -----------    -----------   -----------   -----------
        Operating Income/(Loss)                       $   147,200    $   (74,600)  $  (505,900)  $  (433,300)
                                                      -----------    -----------   -----------   -----------
        Segment Assets                                $   294,700    $ 2,709,100
                                                      -----------    -----------


                                                         Water
                 FOR THE NINE MONTHS ENDED             Treatment                   Reconciling
                       APRIL 30, 2003                (Discontinued)   Bioscience     Amounts     Consolidated
        ------------------------------------------    -----------    -----------   -----------   ------------
        Revenues
        Commercial Water Treatment
            Fillmaster Products                       $   906,300    $        --   $        --   $   906,300
             Replacement Filters (Includes CSP 2000)      493,000             --            --       493,000
        Residential Water Treatment                       138,900             --            --       138,900
        Water Dealer Program                              389,800             --            --       389,800
        Silver Ionization                                      --         32,100        (2,800)       29,300
        Pesticide                                              --         48,200            --        48,200
                                                      -----------    -----------   -----------   -----------
             Total Revenues                           $ 1,928,000    $    80,300   $    (2,800)  $ 2,005,500
                                                      -----------    -----------   -----------   -----------
        Operating Income/(Loss)                       $   519,700    $(1,003,500)  $(1,891,600)  $(2,375,400)
                                                      -----------    -----------   -----------   -----------
        Segment Assets                                $   427,700    $ 2,982,900
                                                      -----------    -----------

                                                         Water
                 FOR THE NINE MONTHS ENDED             Treatment                   Reconciling
                       APRIL 30, 2004                (Discontinued)   Bioscience     Amounts     Consolidated
        ------------------------------------------    -----------    -----------   -----------   ------------
        Revenues
        Commercial Water Treatment
            Fillmaster Products                       $   708,200    $        --   $        --   $   708,200
             Replacement Filters (Includes CSP 2000)      540,300             --            --       540,300
        Residential Water Treatment                        53,600             --            --        53,600
        Water Dealer Program                               36,400             --            --        36,400
        Silver Ionization                                      --         63,300        (3,000)       60,300
        Pesticide                                              --         80,200            --        80,200
                                                      -----------    -----------   -----------   -----------
             Total Revenues                           $ 1,338,500    $   143,500   $    (3,000)  $ 1,479,000
                                                      -----------    -----------   -----------   -----------
        Operating Income/(Loss)                       $   411,900    $  (356,700)  $(1,776,400)  $(1,721,200)
                                                      -----------    -----------   -----------   -----------
        Segment Assets                                $   294,700    $ 2,709,100
                                                      -----------    -----------


Significant customers primarily consisted of domestic retail chain pharmacies. Sales concentrations to major chain stores were approximately $272,300 and export sales were $42,800 for the quarter ended April 30, 2004. Sales concentrations to major chain stores were approximately $982,300 and export sales were $80,300 for the nine months ended April 30, 2004. No customer accounted for more than 10% of consolidated sales.

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

On December 18, 2004, 170,000 shares valued at $100,000 ($.59 per share) were issued in exchange for financial and business consulting services. On January 29, 2004 the Company conducted a private placement in which it sold two units of Company securities. Each unit consisted of 200,000 shares of common stock at a price of $.50 per share and a one-year warrant to purchase 50,000 shares of common stock at $1.00 valued at $20,296 ($0.20 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 137.78% and a risk-free interest rate of 5.25%)

On April 30, 2004, 50,000 shares were issued in exchange for attorney fees related to the Axenohl patent. The shares were issued at fair value of $0.50 per share. Also during the quarter ended April 30, 2004 the Company conducted two private placements in which it issued 395,833 shares of common stock at a weighted average price of $0.44 per share for a total of $175,000.

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

                                                     Beginning            Expense             Warranty            Ending
                                                     Liability           Incurred             Payments           Liability
                                                  ----------------    ----------------     ---------------     --------------
          Nine Months Ended April 30, 2003        $     41,445        $     33,578         $    26,363          $   48,660
                                                  ----------------    ----------------     ---------------     --------------
          Nine Months Ended April 30, 2004        $     42,430        $     21,086         $    21,118          $   42,398
                                                  ----------------    ----------------     ---------------     --------------

Note 5.  Loans from Shareholders
In August of 2003 the Company obtained a loan from a shareholder of $435,000 in connection with a financing arrangement which included the acquisition of a $2,000,000 Trust Deed receivable. The note bears an interest rate of 10% and is due and payable on June 12, 2004. On January 26, 2004, the same shareholder loaned the Company an additional $100,000 with the same terms. The Company also has a $600,000 loan payable to a different shareholder which was due on November 17, 2003 and is past due. Interest on the note accrues at a rate of 18% per annum and $ 49,800 was in arrears at April 30, 2004.

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

As of the date of this filing, the transaction has not closed. DRCI has affirmed a willingness and intention to complete the transaction, and we have granted the buyer an extension of time to perform. Although we anticipate a successful transaction, we cannot provide assurance that it will close. If this transaction does not close as anticipated, the Company intends to solicit other offers for the water treatment division.

If the proposed transaction is consummated, DRCI will pay $2.75 million in cash at the closing. DRCI will also pay up to an additional $1,000,000 one year after closing after the Nutripure 2000 Countertop water purifier reaches certain agreed upon volume and sales projections in connection with a rollout program with a large general merchandise retailer. In the event the sales of Nutripure products do not achieve the projected levels the additional payment amounts will be reduced on a pro rata basis. Also at closing DRCI has agreed to deposit an additional $2.0 million into escrow to purchase the Company's Trust Deed receivable at face value, PURE Bioscience will incur no gain or loss on this portion of the agreement. The Trust Deed was acquired in August of 2003 in exchange for 2,000,000 unregistered shares of PURE common stock.

In accordance with SFAS 144, the assets and liabilities of the water division are classified as held for sale and are presented separately in the balance sheet. In addition, the results of operations from the water division have been reported as discontinued operations, and were historically shown as the Company's water treatment segment for financial reporting.

                                                                Three Months    Three Months
                                                                    Ended          Ended
                                                               April 30, 2004  April 30, 2003
                                                               --------------  --------------
       Net revenues                                               $403,200        $632,900
       Cost of Sales                                               134,500         415,700
       Other Expenses                                              121,500          40,700
                                                                  --------        --------
             Total                                                $147,200        $176,500
                                                                  --------        --------


                                                              Nine Months     Nine Months
                                                                Ended            Ended
                                                            April 30, 2004   April 30, 2003
                                                            --------------   --------------
       Net revenues                                           $1,338,200        $1,928,000
       Cost of Sales                                             536,600         1,141,900
       Other Expenses                                            389,700           266,400
                                                              ----------        ----------
             Total                                            $  411,900        $  519,700
                                                              ----------        ----------


Assets and liabilities of the water division held for sale include:

                                                                      April 30, 2004    July 31, 2003
                                                                      --------------    -------------
       Inventories and other current assets                              $170,800         $168,700
       Property, plant and equipment                                      123,900          183,700
                                                                         --------         --------
             Total                                                        294,700          352,400

       Accrued liabilities                                                 42,400           36,200
                                                                         --------         --------

       Net assets and liabilities of the water division held for sale:   $252,300         $316,200
                                                                         --------         --------

The interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the financial statements not misleading.

Note 8.  Trust Deed Receivable
In August 2003, the Company completed a financing arrangement which included the acquisition of a $2,000,000 Note and Trust Deed bearing a rate of interest of 10% with principal and all interest due and payable on or before June 12, 2004. Prior to the due date, the debtors requested a 64 day extension to complete an in-process financing plan for the payment of the principal and interest. The Company reviewed the plan and granted the requested extension until August 15, 2004. There were no other changes to the security or to the terms of the note.

Note 9.  Subsequent Events
Subsequent to quarter end, in May 2004, the Company conducted a private placement in which it issued 415,722 shares of common stock at $0.45 per share for a total of $187,075. Also in May 2004, the Company issued 250,000 shares in exchange for business development consulting services valued at $125,000. In May 2004, an employee exercised options on 20,000 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the audited and unaudited financial statements of PURE Bioscience.

OVERVIEW
PURE Bioscience (formerly Innovative Medical Services) began as a provider of pharmaceutical water purification products. Although our current revenues are still primarily from the pharmacy industry, we have expanded from our niche pharmacy market into other, broader markets with new, proprietary bioscience products based upon our silver ion bioscience technologies and boric acid based pesticide technologies. Because of this business development evolution, in September 2003, shareholders approved a name change from Innovative Medical Services to PURE Bioscience. In November 2003, we announced that we signed a definitive agreement to sell our water treatment business to Data Recovery Continuum, Inc. (DRCI), a Delaware corporation based in California, for $2.75 million in cash plus up to $1.25 million in deferred payments over the next year. The transaction with DRCI also includes the sale of our $2.0 million Note and Deed of Trust asset for face value. Total combined cash proceeds from the transaction will be $4.75 million to $6.0 million to PURE Bioscience. Shareholders approved the transaction at a special meeting of shareholders on April 14, 2004. As of the date of this filing, the transaction has not closed. DRCI has affirmed a willingness and intention to close the transaction; therefore, we have granted the buyer an extension of time to perform. Although we anticipate a successful transaction, we cannot provide assurance that it will close. In the meantime, we continue to operate the water treatment division and retain the profits from that division, and we continue to record the business as a discontinued operation because we intend to solicit other offers for the water treatment division regardless of the outcome of the pending transaction.

After we sell the water treatment division, we will emerge as a focused bioscience company that is essentially debt-free, and we believe that we will be capitalized sufficiently to commercialize our powerful, least toxic and environmentally friendly technologies including our Axenohl(R) antimicrobial technology.

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

Bioscience Division       Our bioscience division features a patented, aqueous
disinfectant called Axenohl(R) (silver dihydrogen citrate). The initial EPA registrations for use of Axenohl, the 2400-parts per million technical grade concentrate used to manufacture our use dilutions, and Axen(R), a 12-parts per million use dilution hard surface disinfectant were issued in 2001. In March 2003, we received Environmental Protection Agency (EPA) registration for our new Axen-30 formulated Category IV hard surface disinfectant product for commercial, industrial and consumer applications. Axen30 is a 30-part per million (ppm) use-dilution formula of our patented antimicrobial technology, Axenohl. Based on the EPA toxicity categorization of antimicrobial products that ranges from Category I (high toxicity) down to Category IV, Axen30, with its combination of the biocidal properties of ionic silver and citric acid, is an EPA Category IV antimicrobial for which precautionary labeling statements are normally not required. This compares with Category II warning statements for most leading brands of antimicrobial products.

The recent EPA approval allows us to expand the existing Axen efficacy claims as a hard surface disinfectant to include a 30 second kill time and a 24 hour residual kill on standard indicator bacteria, a 2 minute kill time on some resistant strains of bacteria including MRSA and VRE, 10 minute kill time on fungi, 30 second kill time on HIV Type I, and 10 minute kill time on other viruses. These claims distinguish the efficacy of Axen-30 from many of the leading commercial and consumer products currently on the market, while maintaining lower toxicity ratings.

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

Also in September 2003, we announced an agreement with Therapeutics, Incorporated, a drug development company based in La Jolla, California, for the development and commercialization of Food and Drug Administration (FDA) regulated Axenohl-based products. Therapeutics, Inc. will fund and direct all development activities and FDA regulatory filings and will initially focus on development of Axenohl-based products for the treatment of bacterial, viral and fungal mediated diseases and conditions.

In May 2004, we announced that Therapeutics, Incorporated began development of the first group of FDA regulated products using PURE's Axenohl silver dihydrogen citrate (SDC) antimicrobial technology. Following months of evaluation of formulations and potential indications, Therapeutics, Incorporated's product development team identified several potential Axenohl based women's health products and initiated work on a lead product for which they intend to pursue FDA approval.

We have filed an additional United States patent covering multiple potential uses for our Axenohl technology including the treatment of specific types of bacteria, fungus and viruses, as well as medical treatment and the preservation of consumable and non-consumable products. The additional Disinfectant and Method of Use patent application was filed in May 2004 and is the seventh Axenohl related patent application filed in the United States covering inventive aspects of manufacturing, composition and formulations of our Axenohl technology.

We have already obtained two U.S. patents related to the Axenohl technology:
U.S. Patent 6,197,814 for the original Axenohl disinfectant and method of making, and Patent 6,583,176 covering the Axenohl aqueous disinfectant in combination with ethyl alcohol. In addition, we have received national patents in Australia and New Zealand as well as regional patents in the Eurasian and OAPI regions of the world. National patent applications are pending in Brazil, Canada, China, Japan and Mexico as well as the European and the ARIPO regions of the world. The Axenohl International Patent Application was published by the World Intellectual Property Organization (www.wipo.org) on April 22, 1999 under publication Number WO 99/18790.

In June 2004, we received EPA approval to expand claims made for our Axen30 hard surface disinfectant to include use on hard surfaces in childcare facilities. The EPA previously approved Axen30 for disinfection of hard surfaces including those in restaurants, homes and medical facilities. Expanded use claims for our Axen30 disinfectant now feature children's toys, toy boxes, play tables and activity centers, jungle gyms, playpens, child car seats, strollers and diaper changing tables. The EPA's approval of such sensitive use sites emphasizes the "least-toxic" characteristics of Axen30 while expanding its versatility in the professional and consumer disinfection markets. We believe that the new claims open key market opportunities for us as our distributors position to penetrate the childcare segment which includes daycare centers, preschools, schools, gymnasiums and children's activity centers.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2004 VERSUS THREE MONTH ENDED APRIL 30, 2003
During the first quarter we decided to sell our water treatment division. Following the closing of the divestment transaction, we will be focused on our bioscience segment. Our current bioscience technologies include our Axenohl (silver dihydrogen citrate) antimicrobial product and our Innovex (Triglycylboride) pesticide products. We will realize a gain on the water treatment division sale of approximately $2,000,000 after federal and California income taxes. Revenues and expenses of the Water Division are now netted and shown on the income statement as Income from Discontinued Operations.

During the quarter ended April 30, 2004, bioscience segment revenues of $49,800 increased 326% compared to $11,700 in the prior period. The antimicrobial market is highly competitive, and we anticipate that market acceptance of a brand new technology may be a long term achievement. In addition to competition challenges, we believe that the investment necessary to pursue research testing and regulatory approval for Axenohl products will continue to be significant. As we receive additional regulatory approvals for Axenohl, however, we expect revenues to develop quickly. For example, now that we have received EPA approval on Axen-30, our Axenohl-based hard surface disinfectant, and we expect to see a shift toward increasing Axenohl division product sales in the coming year, and we believe that sales of Axen-30 will have a significant impact on revenues in the future. We continue to believe that pesticide technologies will have a material impact on revenues in the coming year, and we continue to believe that the silver ion technologies will ultimately become the largest revenue generator for PURE Bioscience.

Gross profit for the quarter ended April 30, 2004 was $26,600 versus $4,100 in 2003. Gross profit percentage of 53% in 2004 increased compared to 35% in the prior period because a larger percent of the revenues in the recent quarter were from the sale of Axenohl products which are associated with higher margins.

Net loss from continuing operations for the quarter ended April 30, 2004 was $580,600 versus net loss of $883,000 for the same period in 2003. During the quarter, General and Administrative expenses decreased $156,000, or 36%, from $438,100 at in fiscal 2003 versus $282,100 in fiscal 2004. Administrative expenses decreased mainly due to a decrease in consulting fees. Selling expense decreased approximately $76,100, or 49%, from $155,700 in 2003 to $79,600 in 2004 because of a decreased use of salaried sales personnel and an increase in the use of commissioned salespeople. Research and Development costs of $266,100 for the quarter ended April 30, 2004 remained unchanged compared to the same period in 2003.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2004 VERSUS NINE MONTH ENDED APRIL 30, 2003
During the nine months ended April 30, 2004, bioscience segment revenues of $143,900 increased 79% compared to $80,300 in the prior period. Gross profit for the period ended April 30, 2004 was $68,900 versus $30,600 in 2003. Gross profit percentage of 48% in 2004 increased compared to 38% in the prior period because a larger percent of the revenues in the recent quarter were from the sale of Axenohl products which are associated with higher margins.

Net loss from continuing operations for the nine months ended April 30, 2004, was $2,133,100 versus net loss of $2,965,600 for the same period in 2003. The loss in the prior period included an expense for start-up costs of $635,376. During the recent nine months, General and Administrative expenses decreased $272,500, or 24%, from $1,155,500 in fiscal 2003 versus $883,000 in fiscal 2004.
Administrative expenses decreased mainly due to a decrease in consulting fees. Selling expense decreased approximately $299,000, or 67%, from $444,300 in 2003 to $145,300 in 2004 because of a decreased use of salaried sales personnel and an increase in the use of commissioned salespeople. Research and Development increased approximately 60%, or $414,900, over the same period in 2003 from $690,500 to $1,105,400. This increase was the result of continued time and resources devoted to the development and testing of our emerging pesticide and silver ion technology product lines. Of the loss in the current period, $473,700 is attributable to non-cash items: $259,600 of services and interest paid with stock and warrants, $139,000 of amortization and $75,100 of depreciation.

DISCONTINUED OPERATION
Income from discontinued operations for the nine months ended April 30, 2004 consisted of revenues of $1,338,500, cost of sales of $536,600 and other costs of $389,700 resulting in a net income of $411,900. Income from discontinued operations for the same period in 2003 consisted of revenues of $1,928,000, cost of sales of $1,141,900 and other costs of $266,400 resulting in a net income of $519,700. At April 30, 2004 the Company had a backlog of $221,500 of water treatment products because cash flow limited the Company's ability to purchase raw materials and because the Company experienced a significant interruption in service from its primary component supplier when the supplier relocated its manufacturing from the west coast to the Midwest.

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

In August of 2003, the Company completed a financing arrangement which included the acquisition of a $2,035,000 Trust Deed asset (and $435,000 offsetting loan payable for a net increase in equity of $1,600,000) in exchange for the issuance of 2,000,000 shares of the Company's common stock to a party unrelated to the grantor. The principal and interest on this Note was due on or before June 12, 2004. Prior to the due date, the debtors requested a 64 day extension of the note and presented their in-progress financing plan for payment of the principal and interest. The Company reviewed the plan and granted the requested extension. In October 2003, the Company signed a term sheet to sell the Trust Deed asset for cash at face value. The purchasing party is also acquiring the water treatment division for $2,750,000 in cash plus up to $1,250,000 in deferred payments over the next year. Shareholders approved the transaction at a special meeting of shareholders on April 14, 2004. As of the date of this filing, the transaction has not closed. DRCI has affirmed a willingness and intention to close the transaction; therefore, we have granted the buyer an extension. Although we anticipate a successful transaction, we cannot provide assurance that it will close. The Company intends to use a portion of the proceeds of this transaction to satisfy outstanding debt. The remaining proceeds should be sufficient to sustain operations and fund product development and commercialization until our bioscience technologies result in positive cash flow.

If the asset sale is not completed, PURE Bioscience will continue to operate the water treatment division, although the Company would work to locate a new buyer for the water treatment division to advance its business strategy of focusing on the bioscience division. The Board of Directors believes that this transaction relieves the need for additional funding to properly continue the marketing, selling and further development of our bioscience technologies while still making the necessary investments in the water treatment division to maintain our historical growth rates. To the extent that we do not obtain needed capital through the sale of the water treatment division, we will have to obtain it through the issuance of additional debt or equity or through other means, any one of which may reduce the value to us, perhaps substantially, of any commercialization of bioscience products. There is no guarantee that we would be able to obtain such funding on terms acceptable to us or at all.

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

Although the Company has no plans to continue to fund operations with additional private placements of stock following the sale of the water treatment division, we may evaluate opportunities to sell additional equity or debt securities, or obtain credit facilities from lenders to strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

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

At April 30, 2004, our current assets to liabilities ratio increased from 0.27 to 0.91. Current assets increased $2,419,200 from $540,900 at July 31, 2003 to $2,474,200 at April 30, 2004 due mainly to the acquisition of the $2,035,000 Trust Deed asset discussed above plus accrued interest receivable. Current liabilities increased $744,900 from $1,974,200 to $2,719,100. This increase was due mainly to the addition to notes payable of the $535,000 note also mentioned above and an increase in accrued liabilities.

Net fixed assets decreased approximately $61,900 due mainly to depreciation of equipment. Noncurrent assets decreased approximately $93,600 due to amortization. Non-current assets of $2,391,000 consist almost entirely of Patents and Licenses.

Cash flows used from continuing operations were $1,675,800 in nine months ended April 30, 2004 and $1,193,100 in 2003. For fiscal 2004, cash flows used in investing activities included $45,000 for the purchase of patents and licenses and $13,200 for the purchase of machinery and equipment. In fiscal 2003 cash flows used in investing activities included $99,400 for the purchase of patents and licenses and $10,800 for the purchase of machinery and equipment.

Cash flows from financing activities were $1,020,000 in fiscal 2004 and $629,900 in fiscal 2003. During the period the Company borrowed $100,000 from a private lender. Also during the nine-month period ended April 30, 2004 the Company conducted two private placements in which it issued 250,000 shares of common stock at a price of $0.50 per share for a total of $125,000. On October 21, 2003 the Company issued a security which included 700,000 shares of common stock at a price of $0.60 per share and a one-year warrant to purchase 84,000 shares of common stock at $0.80 per share. The warrants were valued at $21,220 ($0.25 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 137.78% and a risk-free interest rate of 5.25%. On January 29, 2004 the Company conducted a private placement in which it sold two units of Company securities. Each unit consisted of 200,000 shares of common stock at a price of $.50 per share and a one-year warrant to purchase 50,000 shares of common stock at $1.00 valued at $20,296 ($0.20 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 137.78% and a risk-free interest rate of 5.25%) In addition, during the most recent quarter the Company conducted two private placements in which it issued 395,833 shares of common stock at a weighted average price of $0.44 per share for a total of $175,000. The total equity raise for the period was $920,000.

In the prior period, cash flows from financing activities included the addition of $100,000 in loans payable from a line of credit renegotiated in September 2002. Cash flows from financing activities also included an increase of common stock of $529,900. During the prior nine-month period the Company conducted a $250,000 private placement in which the Company issued 833,332 shares of common stock to six accredited investors at a price of $0.30 per share and a $200,000 private placement in which the Company issued 400,000 shares of common stock to six accredited investors at a price of $0.50 per share . The Company also received $81,325 from the exercise of options.

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

ITEM 3. CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13(a)-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 2. CHANGES IN SECURITIES
On April 30, 2004, 50,000 shares were issued in exchange for attorney fees related to the Axenohl patent. The shares were issued at fair value of $0.50 per share. Also during the quarter ended April 30, 2004 the Company conducted two private placements in which it issued 395,833 shares of common stock at a weighted average price of $0.44 per share for a total of $175,000.

Subsequent to quarter end, in May 2004 the Company conducted a private placement in which it issued 415,722 shares of common stock at $0.45 per share for a total of $187,075. Also in May 2003, the Company issued 250,000 shares in exchange for business development consulting services. In May 2004, an employee exercised an option on 20,000 shares.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On or about March 15, 2004, we mailed proxy statement to shareholders to seek approval of the sale of our water treatment division at a special meeting of shareholders held on April 14, 2004. Shareholders approved the transaction.

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
10.1 (1)      -- Employment Contract/Michael L. Krall
10.2 (7)      -- Manufacturing, Licensing and Distribution Agreement dated
                 March 26, 2001
10.3 (8)      -- Axenohl License Agreement
10.4 (9)      -- Weaver - Roach X Assignment
10.5 (9)      -- Dodo Agreement [CONFIDENTIAL TREATMENT REQUESTED FOR CERTAIN
                 OMITTED INFORMATION FILED SEPARATELY]
10.6 (8)      -- Promissory Note of Michael Krall
10.7 (8)      -- Promissory Note of Gary Brownell
10.8 (9)      -- Nutripure Dealer Agreement
10.9 (9)      -- Sales Finance Agreement
10.10 (10)    -- ETIH2O, Inc., Acquisition Agreement
10.11 (11)    -- NVID Litigation Settlement Agreement
10.12 (12)    -- Addendum #1 to NVID Settlement Agreement
10.13 (14)    -- Therapeutics, Inc. Agreement [CONFIDENTIAL TRREATMENT REQUESTED
                 FOR CERTAIN OMITTED INFORMATION FILED SEPARATELY]
10.14 (15)    -- Promissory Note dated November 2003 $4,750,000
10.15 (15)    -- Promissory Note dated January 26, 2004 $100,000
13 (13)       -- Subsidiaries of the Registrant
31.1          -- Section 302 Certification
31.2          -- Section 302 Certification
32.1          -- Section 906 Certification
32.2          -- Section 906 Certification

(1) Incorporated by reference from Form SB-2 registration statement SEC File #333-00434 effective August 8, 1996
(2) Incorporated by reference from S-3 registration statement, SEC File #333-36248 effective on May 17, 2000
(3) Incorporated by reference from S-3 registration statement, SEC File #333-55758 effective on February 26, 2001
(4) Incorporated by reference from S-3 registration statement, SEC File #333-61664 filed on May 25, 2001
(5) Incorporated by reference from pre-effective amendment no. 1 to S-3 registration statement, SEC File #333-61664 filed on July 10, 2001
(6) Incorporated by reference from pre-effective amendment no. 2 to S-3 registration statement, SEC File #333-61664 filed on August 13, 2001
(7) Incorporated by reference from Current Report on Form 8-K filed on May 24, 2001 as amended on October 19, 2001
(8) Incorporated by reference from the Amended Annual Report on Form 10KSB for the fiscal year ended July 31, 2000 filed on October 19, 2001
(9) Incorporated by reference from Amended Form 10QSB for the nine month period ended April 30, 2001 filed on October 19, 2001
(10) Incorporated by reference from the Amended Annual Report on Form 10KSB for the fiscal year ended July 31, 2001 filed on November 13, 2001
(11) Incorporated by reference from Current Report on Form 8-K filed on December 6, 2001
(12) Incorporated by reference from Amended Current Report on Form 8-K filed on December 7, 2001
(13) Incorporated by reference from the Annual Report on Form 10KSB for the fiscal year ended July 31, 2002 filed on October 29, 2003
(14) Incorporated by reference from the Amended Annual Report on Form 10KSB for the fiscal year ended July 31, 2003 filed on January 30, 2004
(15) Incorporated by reference from the Amended Quarterly Report for the three month period ended October 31, 2003 filed on February 27, 2004

B.   Reports on Form 8-K: None.



                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PURE BIOSCIENCE


                                 By:    /s/ Michael L. Krall
                                        --------------------------------------
                                        Michael L. Krall, President/CEO
                                        June 11, 2004


                                 By:    /s/ Gary Brownell
                                        --------------------------------------
                                        Gary Brownell, Chief Financial Officer
                                        June 11, 2004