Form 10KSB
period 2004-07-31
PURE BIOSCIENCE
filed 2004-10-29
CIK 1006028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended July 31, 2004


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

     Commission file number: 0-21019


                                 PURE Bioscience
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           California                                    33-0530289
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                 1725 Gillespie Way, El Cajon, California 92020
          ------------------------------------------------------------
          (Address of principal executive offices, including Zip Code)

                                 (619) 596-8600
              ----------------------------------------------------
              (Registrant's Telephone Number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                  ------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.

The issuer's revenues for its most recent fiscal year: $2,064,100

Aggregate market value of the voting stock held by non-affiliates of the registrant: Approximately $6,442,100 as of October 28, 2004.

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 15,804,310 shares of common stock as of October 28, 2004.

Documents incorporated by reference: Certain Exhibits

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW
PURE Bioscience (formerly Innovative Medical Services) began as a provider of pharmaceutical water purification products. Although our current revenues are still primarily from the pharmacy industry, we have expanded from our niche pharmacy market into other, broader markets with new, proprietary bioscience products based upon our silver ion antimicrobial technologies and boric acid based pesticide technologies. Because of this business development evolution, in September 2003, shareholders approved a name change from Innovative Medical Services to PURE Bioscience. In November 2003, we announced that we signed a definitive agreement to sell our water treatment business to Data Recovery Continuum, Inc. (DRCI), a Delaware corporation based in California, for $2.75 million in cash plus up to $1.25 million in deferred payments over the next year. The transaction with DRCI also includes the sale of our $2.0 million Note and Deed of Trust asset for face value. Total combined cash proceeds from the transaction will be $4.75 million to $6.0 million to PURE Bioscience. Shareholders approved the transaction at a special meeting of shareholders on April 14, 2004. As of the date of this filing, the transaction has not closed. DRCI has affirmed a willingness and intention to close the transaction; therefore, we have granted the buyer an extension of time to perform. We cannot provide assurance that it will close. In the meantime, we continue to operate the water treatment division and retain the profits from that division, and we continue to record the business as a discontinued operation because we are entertaining other offers for the water treatment division regardless of the outcome of the pending transaction.

After we sell the water treatment division, we will emerge as a focused bioscience company that is essentially debt-free, and we believe that we will be capitalized sufficiently to commercialize our powerful, least toxic and environmentally friendly technologies including our silver dihydrogen citrate antimicrobial technology.

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

Bioscience Division Our bioscience division features an aqueous disinfectant, silver dihydrogen citrate. A patented new molecule, silver dihydrogen citrate
(SDC) is an electrolytically generated source of stabilized ionic silver that can serve as the basis for a broad range of products in diverse markets. SDC liquid is colorless, odorless, tasteless and non-caustic and formulates well with other compounds. As a platform technology, our SDC-based antimicrobial is distinguished from competitors in the marketplace because of its superior efficacy combined with reduced toxicity.

The bioscience division also includes a patent-pending pesticide technology, Triglycylboride(TM) which, like silver dihydrogen citrate, provides effective results without human toxicity and is an alternative to traditional poisons. Triglycylboride has been formulated into EPA registered RoachX(TM) and AntX(TM), the key products in the Company's Innovex(TM) line of pest control products. In addition, the Innovex line features our EPA-exempt non-toxic TrapX rodent lure, and our EPA registered CleanKill(TM), the SDC-based hard surface disinfectant for the pest control industry. The pest control products are being marketed to both commercial pest control and consumer products companies.

History
PURE Bioscience was incorporated in the State of California on August 24, 1992, to pursue the immediate business of manufacturing and marketing the Fillmaster and subsequently a broadly based business of delivering advanced technology, equipment and supplies to not only the pharmacy industry, but also other healthcare markets and to retail consumers. Through acquisition as well as research and development, we have expanded into the bioscience arena with our silver dihydrogen citrate (SDC) antimicrobial products and our Innovex pesticide products.

Since 1992, our water treatment division evolved significantly from the introduction of the original Fillmaster pharmaceutical water purification and dispensing system. In 1997 we launched the now-patented Fillmaster 1000e computerized, electronic dispenser as an upgrade dispenser and in 1999 we launched the Scanmaster, an add-on bar code reader enhancement to the Fillmaster 1000e. In 1998 we developed and launched an entry level residential water filtration system, the Nutripure 2000, and in 2002 we entered the water dealer market with our additional point-of-use and whole house water filtration and treatment systems.

In 1999, we began investigating marketing opportunities for a new antimicrobial molecule, silver dihydrogen citrate (SDC). The SDC patent application was owned at the time by NVID International. Early in 2000, after concluding that we wished to pursue development and marketing of the SDC technology, we engaged in a marketing and licensing agreement with NVID International for specific market segments in specific geographic areas.

In 2001 we acquired the marketing rights and patent to our boric acid pesticide technologies. The first of these products developed, RoachX, launched in October 2001.

In June 2001, Environmental Protection Agency (EPA) registration was obtained for the 2400-parts per million (ppm) technical grade SDC concentrate (trade name Axenohl(R)) as well as for the initial Axen(R) hard surface disinfectant product for commercial, industrial and consumer applications including restaurants, homes and medical facilities

In March 2001, the first United States patent covering the basic SDC formulation and the method of making was issued.

In late 2001, as part of a litigation settlement with NVID regarding the marketing rights to SDC, we purchased the SDC patent for 700,000 shares of our common stock plus certain expenses.

In mid-2002 we expanded our Innovex line of pesticides to include RoachX, AntX75, TrapX and CleanKill, an SDC-based hard surface disinfectant for use in the pest control industry.

In March 2003, we received Environmental Protection Agency (EPA) registration for our new SDC-based Axen(R)30 formulated Category IV hard surface disinfectant product for commercial, industrial and consumer applications. Axen30 is a 30-part per million (ppm) use-dilution formula of our patented SDC antimicrobial technology. The additional EPA registration allows us to expand our hard surface disinfectant claims to include a 30 second kill time on standard indicator bacteria, a 24 hour residual kill on standard indicator bacteria, a 2 minute kill time on some resistant strains of bacteria, 10 minute kill time on fungi, 30 second kill time on HIV Type I, and 10 minute kill time on other viruses. These claims distinguish the efficacy of Axen-30 from many leading commercial and consumer products currently on the market, while maintaining lower toxicity ratings.

In July 2003 we received a second United States patent granted for the unique disinfectant silver dihydrogen citrate. United States patent 6,583,176 was issued on June 24, 2003 and covers the formulation of the aqueous disinfectant in combination with ethyl alcohol. United States patent 6,583,176 is a division of the first United States patent 6,197,814 issued on March 6, 2001 covering the basic SDC formulation and the method of making.

In September 2003, we announced the first significant commercialization of its SDC-based hard surface disinfectant, Axen30, which is sold by EnvirOx L.L.C. of Danville, Illinois, as Critical Care(TM), a new commercial disinfectant-fungicide-virucide.

Also in September 2003, the Company announced an agreement with Therapeutics, Inc., a drug development company based in La Jolla, California, for the development and commercialization of Food and Drug Administration (FDA) regulated SDC-based products. Therapeutics, Inc. will fund and direct all development activities and FDA regulatory filings and will initially focus on development of SDC-based products for the treatment of bacterial, viral and fungal mediated diseases and conditions.

In addition, in September 2003, shareholders approved a name change from Innovative Medical Services to PURE Bioscience.

In November 2003, we signed a definitive agreement to sell our water treatment division. As of the date of this filing, the transaction has not closed. DRCI has affirmed a willingness and intention to close the transaction; therefore, we have granted the buyer an extension of time to perform. We cannot provide assurance that it will close. In the meantime, we continue to operate the water treatment division and retain the profits from that division, and we continue to record the business as a discontinued operation because we are entertaining other offers for the water treatment division regardless of the outcome of the pending transaction. After we sell the water treatment division, we will emerge as a focused bioscience company that is essentially debt-free, and we believe that we will be capitalized sufficiently to commercialize our powerful, least toxic and environmentally friendly technologies including our SDC antimicrobial technology.

In May 2004 we filed an additional United States patent covering multiple potential uses for our SDC technology including the treatment of specific types of bacteria, fungus and viruses, as well as medical treatment and the preservation of consumable and non-consumable products. The additional Disinfectant and Method of Use patent application was the seventh SDC related patent application filed in the United States covering inventive aspects of manufacturing, composition and formulations of our SDC technology.

Also in May 2004, Therapeutics, Incorporated began development of the first two groups of products subject to FDA regulation that use SDC antimicrobial technology: women's health products and acne products.

In June 2004, we obtained EPA registration of expanded claims for our Axen30 hard surface disinfectant to include use on hard surfaces in childcare facilities. The EPA previously registered Axen30 for disinfection of hard surfaces including those in restaurants, homes and medical facilities. Expanded use claims for our Axen30 disinfectant now feature children's toys, toy boxes, play tables and activity centers, jungle gyms, playpens, child car seats, strollers and diaper changing tables. The EPA's registration of such sensitive use sites emphasizes the "least-toxic" characteristics of Axen30 while expanding its versatility in the professional and consumer disinfection markets. We believe that the new claims open key market opportunities for us as our distributors position to penetrate the childcare segment which includes daycare centers, preschools, schools, gymnasiums and children's activity centers.

In August 2004, we filed a utility patent application to protect our proprietary silver dihydrogen citrate disinfectant in combination with other antimicrobial compounds, including quaternary ammonia, oxidizers or halogens such as chlorine, bromine or iodine.

PRINCIPAL PRODUCTS AND MARKETS: BIOSCIENCE DIVISION
Silver Dihydrogen Citrate Our flagship technology is a patented, aqueous antimicrobial called silver dihydrogen citrate (SDC). SDC is an electrolytically generated source of stabilized ionic silver that can serve as the basis for a broad range of products in diverse markets. Colorless, odorless, tasteless and non-caustic, SDC formulates well with other compounds. We sell pre-formulated, ready-to-use product, as well as varying strengths of silver dihydrogen citrate concentrate as an additive or raw material for inclusion in other companies' products.

We currently have Environmental Protection Agency (EPA) registration for our 2400-parts per million (ppm) technical grade SDC concentrate (trade name Axenohl(R)) as well as for our Axen(R) and Axen(R)30 hard surface disinfectant products for commercial, industrial and consumer applications including restaurants, homes and medical facilities. The Axen30 EPA registration allows us to expand the existing efficacy claims as a hard surface disinfectant to include a 30 second kill time on standard indicator bacteria, a 24 hour residual kill on standard indicator bacteria, a 2 minute kill time on some resistant strains of bacteria, 10 minute kill time on fungi, 30 second kill time on HIV Type I, and 10 minute kill time on other viruses. These claims distinguish the efficacy of Axen30 from many of the leading commercial and consumer products currently on the market, while maintaining lower toxicity ratings. Based on the EPA toxicity categorization of antimicrobial products that ranges from Category I (high toxicity) down to Category IV, SDC, with its combination of the biocidal properties of ionic silver and citric acid, is an EPA Category IV antimicrobial for which precautionary labeling statements are normally not required. This compares with Category II warning statements for most leading brands of antimicrobial products

The tests conducted to obtain the recent EPA registration were performed by nationally recognized independent laboratories Nelson Laboratories of Salt Lake City, Utah and AppTec ATS, St. Paul, Minnesota, under AOAC protocol and GLP regulations in accordance with EPA regulations. Specific Axen test results include:

     o 30-Second Kill Time At 30 ppm, Axen demonstrated a 30-second, 99.9999% kill of standard indicator organisms including Staphylococcus aureus ATCC 6538, Pseudomonas aeruginosa ATCC 15442 and Salmonella choleraesuis ATCC 10708. Each is regarded as ever present in nearly every person's life and is also a frequent human pathogen.
     o Residual Kill Activity The residual activity of Axen was tested at 0, 1, 6, and 24 hours after application to a hard surface against standard indicator organisms (Staphylococcus aureus ATCC 6538, Pseudomonas aeruginosa ATCC 15442 and Salmonella choleraesuis ATCC 10708). Quantitative residual results at 24 hours after initial application show a 99.99% reduction in all three bacteria tested.
     o Bacteria Additional testing of Axen against Methicillin Resistant Staphylococcus aureus ATCC 700698 (MRSA), Vancomycin Resistant Enterococcus faecium ATCC 700221 (VRE) and Escherichia coli OH157 ATCC 43888 demonstrated a 99.9999% kill in 2 minutes. These specific bacteria are especially problematic in hospitals because of their resistance to antibiotics. Further, Axen showed a 99.9999% kill in 30 seconds against Listeria monocytogenes ATCC 19111. Food processing operations are challenged to keep this bacterium under control.
     o Fungus Axen demonstrated a 99.9999% kill in 10 minutes of the common athlete's foot fungus, Trichophyton mentagrophytes ATCC 9533. This data allows the Company to add a fungicidal claim to its hard surface disinfectant label.
     o Viruses Axen also demonstrated 99.9999% virucidal efficacy against HIV Type 1 in 30 seconds, Herpes simplex virus type 1 in one minute, and Influenza A virus ATCC VR-544, Rhinovirus type R 37 ATCC VR-1147, Strain 151-1 and Poliovirus type 2 ATCC VR-1022, Strain Lansing in 10 minutes. After review and registration by the EPA, this data allows the Company to add these virucidal claims to its hard surface disinfectant label.

In September 2003, we announced the first significant commercialization of our SDC-based hard surface disinfectant, Axen-30, which is sold by EnvirOx L.L.C. of Danville, Illinois, as Critical Care(TM), a new commercial disinfectant-fungicide-virucide.

In June 2004, we received EPA registration to expand claims made for our Axen30 hard surface disinfectant to include use on hard surfaces in childcare facilities. The EPA previously approved Axen30 for disinfection of hard surfaces including those in restaurants, homes and medical facilities. Expanded use claims for our Axen30 disinfectant now feature children's toys, toy boxes, play tables and activity centers, jungle gyms, playpens, child car seats, strollers and diaper changing tables. The EPA's registration of such sensitive use sites emphasizes the "least-toxic" characteristics of Axen30 while expanding its versatility in the professional and consumer disinfection markets. We believe that the new claims open key market opportunities for us as our distributors position to penetrate the childcare segment which includes daycare centers, preschools, schools, gymnasiums and children's activity centers.

We plan to pursue additional EPA and FDA regulatory approvals for other applications. For example, in September 2003, we announced an agreement with Therapeutics, Incorporated, a drug development company based in La Jolla, California, for the development and commercialization of Food and Drug Administration (FDA) regulated silver dihydrogen citrate-based products. Therapeutics, Incorporated. will fund and direct all development activities and FDA regulatory filings and will initially focus on development of silver dihydrogen citrate-based products for the treatment of bacterial, viral and fungal mediated diseases and conditions. In May 2004, Therapeutics, Incorporated began development of the first two groups of products subject to FDA regulation that use silver dihydrogen citrate antimicrobial technology: women's health products and acne products. Therapeutics, Incorporated expects its development work will result in t multiple Investigational New Drug (IND) filings with the US FDA.

Triglycylboride(TM) Our bioscience division also includes a line of pesticide technologies. Branded as Innovex(TM), the product line launched in October 2001 with our EPA-approved, patent-pending RoachX(TM). Subsequently, we have developed and launched additional products in the Innovex product line, including the EPA-approved AntX75(TM), EPA-exempt non-toxic TrapX rodent lure and EPA approved CleanKill(TM), the SDC-based hard surface disinfectant for the pest control industry. We have taken a high level, executive-to-executive marketing approach with leading national pest control companies. We also offer a private label program to fortify sales to pest control professionals as well as provide a cost-effective entry into the consumer retail marketplace.

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

Like the silver dihydrogen citrate antimircrobial technology, the boric acid based pesticides are very competitive with regard to efficacy when compared to leading brands while maintaining lower toxicity ratings.

PRINCIPAL PRODUCTS AND MARKETS: WATER TREATMENT DIVISION (DISCONTINUED
OPERATION)
The Principal products in our Water Treatment Division include the Fillmaster(R) dispensing apparatus, connected to the Pharmapure(R) reverse osmosis water filtration system, which provides measured amounts of purified water for reconstitution of liquid oral antibiotics and certain other pharmacy applications. We also market filter replacements for the Fillmaster system. Significant customers consist primarily of domestic retail chain pharmacies. In addition, the Water Treatment Division includes our Nutriprue 2000 Countertop Water Filtration System. Developed specifically for mass merchandising, the Nutripure systems are sold through retail outlets in the United States.

Competition
The market for silver dihydrogen citrate is highly competitive because we must work to displace traditional disinfecting technologies sold by well-known international industry leaders.

The market is similar for our pesticide products. Although recent changes in EPA regulations may ease our ability to enter the market, ongoing strong market presence of existing pesticide companies may make it difficult to compete. On June 8, 2000, the United States EPA reclassified the Dow Chemical product Dursban (also sold as Lorsban). Over 800 products containing the organophosphate pesticide chlorpyrifos are reclassified and now may only be sold in a significantly diluted form. Sales of original, stronger formulations of such products to retailers ended February 1, 2001, and retailers were required to remove the products from shelves by December 31, 2001. The current formulations were also banned for commercial and agriculture professionals as of December 31, 2000. Professional pest control companies must use a 100 to 1 diluted version of the current product strength and obtain a waiver of responsibility from the home or business owner. As of June 6, 2001, the product underwent a further 10 to 1 dilution, creating a 1000 to 1 diluted treatment.

We recognize that innovative marketing methods are required in such competitive markets. We work to focus on the high quality and value price of our products in their markets.

Patents and Intellectual Property
We own patents on the Medifier, the Fillmaster 1000e Electronic Dispenser and several patents and patents pending related to the silver dihydrogen citrate technology. In addition, we have a patent pending for RoachX and related pesticide products.

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

On November 30, 2001, we acquired the patent for our silver dihydrogen citrate and its method of making. The Company previously licensed the use of this patent. The Company purchased the patent for 700,000 shares of its common stock plus certain expenses.

The first United States patent for silver dihydrogen citrate was issued on March 6, 2001, and a supplemental patent has been filed to cover the substitution of 14 other organic acids for citric acid in the formulation. In June 2003, we received a second United States patent granted for silver dihydrogen citrate that covers the formulation of the aqueous disinfectant in combination with ethyl alcohol. In addition, PURE has received patents in Australia and New Zealand as well as in the EAPC (Eurasian Patent Community) and the OAPI (Organisation Africaine de la Propriete Intellectuelle). Patent applications are pending in Brazil, Canada, China, Japan, Mexico, the EPO (European Patent Office) and the ARIPO (African Regional Industrial Property Organization). These foreign patent applications were filed through the Patent Cooperation Treaty and were published by the World Intellectual Property Organization (www.wipo.org) as Number WO 99/18790 on April 22, 1999.

In May 2004 we filed an additional United States patent covering multiple potential uses for our SDC technology including the treatment of specific types of bacteria, fungus and viruses, as well as medical treatment and the preservation of consumable and non-consumable products. The additional Disinfectant and Method of Use patent application was the seventh SDC related patent application filed in the United States covering inventive aspects of manufacturing, composition and formulations of our SDC technology. In addition, in August 2004, we filed a utility patent application to protect our proprietary silver dihydrogen citrate disinfectant in combination with other antimicrobial compounds, including quaternary ammonia, oxidizers or halogens such as chlorine, bromine or iodine.

A patent application for RoachX and related products was filed in February 1998 to protect a nonaqueous form of insecticide consisting of a desiccant, preferably boric acid, with additional ingredients for binding, stability and target insect attraction.

We own the trademarks or trademark applications for PURE Bioscience(TM), Axenohl(R), Axen(R), Silverion(R), Kinderguard(TM), Innovex(TM), RoachX(R), AntX(R), TrapX(R), Fillmaster(R), Nutripure(R) and Medifier(R).

Manufacturing
We manufacture and blend the silver dihydrogen citrate products in our manufacturing facility at our corporate headquarters. Silver, the primary active ingredient, is a readily available commodity, and the other active and inactive ingredients of silver dihydrogen citrate are readily available from chemical supply companies.

We manufacture RoachX, AntX and TrapX in our manufacturing facility at our corporate offices and outsource some of the packaging functions. The active and inactive ingredients of these products are readily available through multiple manufacturers in the US and abroad.

Research and Development
Research and Development costs that have no alternative future uses are charged to operations when incurred and are included in operating expenses. The total amounts charged to Research and Development expense were $1,133,000 and $981,500 in the fiscal years ended July 31, 2004 and 2003, respectively.

Employees
As of October 28, 2004, PURE Bioscience employed nineteen people, all of whom are full-time individuals.

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

ITEM 3.  LEGAL PROCEEDINGS
On August 8, 2002, Billy Stapleton and Susie Stapleton filed a complaint for patent infringement in the United States District Court Eastern District of Tennessee at Knoxville, against PURE Bioscience' product RoachX. On August 12, 2002 Billy and Susie Stapleton filed an amended complaint. On May 2, 2003 PURE Bioscience filed its answer to amended complaint, denying allegations generally and specifically, and stating nine affirmative defenses to the amended complaint. The trial is scheduled for April 21, 2004. PURE Bioscience believes Stapleton's amended complaint is frivolous and without merit.

In October 2003, PURE Bioscience filed an arbitration action against NVID International and Falken Industries to demand a cease and desist from continued and ongoing public dissemination of false, misleading and disparaging statements and complete cooperation in enforcing and defending the silver dihydrogen citrate patent and related technology, pursuant to the Core Settlement Agreement between PURE Bioscience and NVID International. In October 2004, PURE was notified by the Arbitrator that PURE has prevailed against NVID in this action. PURE awaits receipt of the formal arbitral award.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     (1) Market Information: PURE Bioscience's common stock is traded on the Bulletin Board under the symbol "PURE".

     (2) High and Low Bid Prices: The following table sets forth high and low bid prices for each fiscal quarter, for the last two fiscal years as reported on myTrack by Track Data Corporation. Such quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

                             Fiscal 2004                                             Fiscal 2003
          Quarter Ended               High           Low           Quarter Ended             High           Low
          ------------------------- ---------- -- ----------       ----------------------- ---------- -- -----------
          July 31, 2004               $1.00         $0.25          July 31, 2003             $0.98         $0.56
          April 30, 2004              $1.00         $0.25          April 30, 2003            $1.10         $0.55
          January 31, 2004            $1.07         $0.68          January 31, 2003          $1.23         $0.26
          October 31, 2003            $1.07         $0.53          October 31, 2002          $0.82         $0.25

     (3) Security Holders: As of October 28, 2004, we had approximately 180 holders of record of our common stock. This does not include beneficial owners holding common stock in street name. The closing price per share on October 28, 2004 was $0.44.

     (4) Dividend Plans: We have paid no common stock cash dividends and have no current plans to do so.

     (5) Preferred Stock: There are no shares of preferred stock presently outstanding.

     (6) Recent Sales of Unregistered Securities: In June and July we conducted two private placements in which we issued 166,667 shares of common stock at $.45 per share for a total of $75,000. With respect to the sales made, we relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered solely to accredited or sophisticated investors who were provided all of the current public information available on PURE Bioscience.

     (7)  Securities Authorized for Issuance under Equity Compensation Plans

          ------------------------ ------------------------- -------------------------- ----------------------------
                                                                                           Number of securities
                                                                                          remaining available for
                                                                                           future issuance under
                                   Number of securities to       Weighted-average        equity compensation plans
                                   be issued upon exercise       exercise price of         (excluding securities
                                   of outstanding options,     outstanding options,      reflected in column (a))
                                     warrants and rights        warrants and rights                 (c)
               Plan Category                 (a)                        (b)
          ------------------------ ------------------------- -------------------------- ----------------------------
          Equity     compensation
          plans    approved    by
          security holders                        3,243,750                       1.83                    6,283,301
          ------------------------ ------------------------- -------------------------- ----------------------------
          Equity     compensation
          plans not  approved  by
          security holders                          740,000                       1.35                    2,033,000
          ------------------------ ------------------------- -------------------------- ----------------------------
          Total                                   3,983,750                       1.74                    8,316,301
          ------------------------ ------------------------- -------------------------- ----------------------------

The following equity compensation plans were not approved by security holders:

     1. 2001 ETIH2O Stock Option Plan: Adopted by the Board in January 2001, there are 1,000,000 shares authorized under this Plan. The options have a five-year term with vesting ratably over a five-year period. Executive Officers and Directors are not eligible participants under this plan.

     2. 2001 Consultants and Advisors Stock Option Plan: Adopted by the Board in January 2001, there are 500,000 shares authorized under this Plan. The options have a five-year term with vesting ratably over a five-year period. Executive Officers and Directors are not eligible participants under this plan.

     3. 2004 Consultants and Advisors Stock Option Plan: Adopted by the Board in April 2004, there are 2,000,000 shares authorized under this plan. The options have a five-year term with vesting ratably over a five-year period. Executive Officers and Directors are not eligible participants under this plan.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED JULY 31, 2004 VERSUS YEAR ENDED JULY 31, 2003

During the first quarter we decided to sell our water treatment division. Following the closing of the divestment transaction, we will be focused on our bioscience segment. Our current bioscience technologies include our silver dihydrogen citrate antimicrobial products and our Innovex pesticide products. We will realize a gain on the water treatment division sale of approximately $2,000,000 after federal and California income taxes. Revenues and expenses of the Water Division are now netted and shown on the income statement as Income from Discontinued Operations.

During the year ended July 31, 2004, bioscience segment revenues of $263,500 increased 128% compared to $115,700 in the prior year. The antimicrobial market is highly competitive, and we anticipate that market acceptance of a brand new technology may be a long term achievement. In addition to competition challenges, we believe that the investment necessary to pursue research, testing and regulatory approval for silver dihydrogen citrate products will continue to be significant. As we receive additional regulatory approvals for silver dihydrogen citrate, however, we expect revenues to develop quickly. For example, now that we have received EPA approval on Axen-30, our silver dihydrogen citrate-based hard surface disinfectant, we expect to see increasing sales of Axen-30 and related products in the coming year. We also believe that pesticide technologies will have a material impact on revenues in the coming year.

Gross profit for the year ended July 31, 2004 was $132,600 versus $57,500 in 2003. Gross profit percentage of 50% in 2004 remained unchanged compared to the prior period.

Net loss from continuing operations for the year ended July 31, 2004 was $2,823,600 versus net loss of $3,663,900 for the same period in 2003. During the year, General and Administrative expenses decreased $244,200, or 16%, from $1,564,000 at in fiscal 2003 versus $1,319,800 in fiscal 2004. Administrative expenses decreased mainly due to a decrease in consulting fees. Selling expense decreased approximately $160,000, or 34%, from $466,200 in 2003 to $306,200 in 2004 because of a decreased use of salaried sales personnel and an increase in the use of commissioned salespeople. Research and Development costs of $1,133,000 for the year ended July 31, 2004 increased $151,500 or 15% compared to the same period in 2003. This increase was the result of continued time and resources devoted to the development and testing of our emerging pesticide and silver ion technology product lines. Of the loss in the current period, $738,200 is attributable to non-cash items: $462,800 of services and interest paid with stock and warrants and $177,000 of amortization and $98,400 of depreciation. Of the loss in the prior period, $1,123,500 was attributable to non-cash items:
$635,400 of non-cash start-up cost attributed to 651,000 warrants valued at $0.976 per warrant, $225,400 of services paid with stock and warrants, $155,500 of amortization and $107,200 of depreciation.

DISCONTINUED OPERATION
Income from discontinued operations for the year ended July 31, 2004 consisted of revenues of $1,800,600, cost of sales of $861,100 and other costs of $423,600 resulting in a net income from discontinued operations of $515,900. Income from discontinued operations for the same period in 2003 consisted of revenues of $2,473,800, cost of sales of $1,475,800 and other costs of $618,100 resulting in a net income from discontinued operations of $379,900. At July 31, 2004 the Company had a backlog of $458,000 of water treatment products.

LIQUIDITY AND CAPITAL RESOURCES
From inception through the present, we have financed our operations primarily through our initial public offering in August of 1996 and by subsequent private placement stock sales. In addition, the Company had obtained short term financing through a $500,000 line of credit. In September 2002, the Company renegotiated its line of credit and extended it until November 2003. The extension included an increase from $500,000 to $600,000 at an interest rate of 1 1/2 % per month secured against the entire assets of the Company excluding the Axenohl patent. In late December 2003, Charles Siddle, Colt Communications Money Purchase Pension Plan and LeeAnn Newcomb, SPS Business Services, Inc. 401 (K) Profit Sharing Plan filed an action in District Court of Arizona against PURE Bioscience for the Company's failure to perform under the terms of their loan agreements. The Company intends to cure the default and pay-off the loans from the proceeds of the sale of the Water Division. In July 2003, the Company issued a $300,000 convertible debenture at an interest rate of 10% per annum due July 2004. This loan is in technical default and the Company also intends to cure the default and pay-off the note from the proceeds of the sale of the Water Division and Trust Deed.

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

In August of 2003, the Company completed a financing arrangement which included the acquisition of a $2,035,000 Trust Deed asset (and $435,000 offsetting loan payable for a net increase in equity of $1,600,000) in exchange for the issuance of 2,000,000 shares of the Company's common stock to a party unrelated to the grantor. The principal and interest on this Note was due on or before June 12, 2004. Prior to the due date, the debtors requested a 64 day extension of the note and presented their in-progress financing plan for payment of the principal and interest. The Company reviewed the plan and granted the requested extension. The Company has now granted an additional extension until November 30, 2004 for the financing plan to be completed. In October 2003, the Company signed a term sheet to sell the Trust Deed asset for cash at face value. The purchasing party is also acquiring the water treatment division for $2,750,000 in cash plus up to $1,250,000 in deferred payments over the next year. Shareholders approved the transaction at a special meeting of shareholders on April 14, 2004. As of the date of this filing, the transaction has not closed. DRCI has affirmed a willingness and intention to close the transaction; therefore, we have granted the buyer an extension. We cannot provide assurance that the transaction will close. The Company intends to use a portion of the proceeds of this transaction to satisfy outstanding debt. The remaining proceeds should be sufficient to sustain operations and fund product development and commercialization until our bioscience technologies result in positive cash flow.

If the above described asset sale is not completed, PURE Bioscience will continue to operate the water treatment division while it entertains other offers for its sale. The Board of Directors believes that this transaction relieves the need for additional funding to properly continue the marketing, selling and further development of our bioscience technologies while still making the necessary investments in the water treatment division to maintain our historical growth rates. To the extent that we do not obtain needed capital through the sale of the water treatment division, we will have to obtain it through the issuance of additional debt or equity or through other means, any one of which may reduce the value to us, perhaps substantially, of any commercialization of bioscience products. There is no guarantee that we would be able to obtain such funding on terms acceptable to us or at all.

By completing the asset sale, we lose our historical revenue stream and become less diversified. By selling our water treatment division assets, we will be selling approximately 87% of our current source of revenue generation (based upon results from the July 31, 2004 fiscal year end). We will become a bioscience company focused on the marketing, selling and continued development of our silver dihydrogen citrate antimicrobial technology and our Triglycylboride pesticide technology. We may invest in other complementary technologies in the future, but we have no current specific plans to do so at this time. This transaction would increase our business risk because we will be less diversified than before the sale of the water treatment division assets and because our remaining business is in the relatively high-risk, but potentially high reward, field of applied biotechnology.

After the sale, we will become a biotechnology company in a highly regulated field with high investment costs and high risks. We currently sell products based upon our silver dihydrogen citrate antimicrobial technologies and boric acid based pesticide technology. PURE's silver dihydrogen citrate is a platform technology rather than a single use applied technology. As such, products developed by PURE from the platform fall under the jurisdiction of multiple U.S. and international regulatory agencies. PURE currently has Environmental Protection Agency (EPA) registration for its 2400-parts per million (ppm) technical grade SDC concentrate (trade name Axenohl(R)) as well as for its Axen(R) and Axen(R)30 hard surface disinfectant products for commercial, industrial and consumer applications including restaurants, homes and medical facilities. We intend to fund and manage additional EPA regulated product development internally and in conjunction with current regulatory consultants, and we do not expect to be able to introduce additional EPA regulated antimicrobial products for several months.

PURE's technology also shows promise as a broad-spectrum antimicrobial for use in human and veterinary healthcare products. PURE has chosen to pursue approvals through the U.S. Food and Drug Administration (FDA) by partnering with Therapeutics, Incorporated, which has assumed responsibility for funding and managing the testing and regulatory process for potential FDA regulated silver dihydrogen citrate-based products. PURE expects Therapeutics' experience with drug development and FDA processing, especially with regard to dermal pharmaceuticals, could lead to IND, NDA and/or 510-K filings for silver dihydrogen citrated-based healthcare products with the FDA. The FDA and comparable agencies in many foreign countries impose substantial limitations on the introduction of new products through costly and time-consuming laboratory and clinical testing and other procedures. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. It may be several years before we are able to introduce any FDA regulated antimicrobial pharmaceutical products.

Uses for which no specific antimicrobial claims are made are typically unregulated by any government agency.

Even after we have invested substantial funds in further development of our silver dihydrogen citrate-based products and related technologies, and even if the results of our efforts are favorable, there can be no guarantee that we will be granted necessary regulatory approvals.

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

At July 31, 2004, our current assets to liabilities ratio decreased from 0.27 to
0.21. Current assets increased $79,700 from $540,900 at July 31, 2003 to $620,600 at July 31, 2004 mainly due to an increase in interest receivable. Other Assets increased $1,903,400 from $2,484,600 and July 31, 2003 to $4,388,000 at July 31, 2004. The increase is due mainly to the acquisition of the $2,035,000 Trust Deed asset discussed above. Although the proceeds from the Trust Deed are expected to be received within 90 days it is not reported in Current Assets because it was not paid when originally due. Current liabilities increased $1,035,300 from $1,967,900 to $3,003,200. This increase was due mainly to the addition to notes payable of the $535,000 note also mentioned above and an increase in accrued liabilities consisting mainly on an increase of accrued interest payable and accrued wages.

Net fixed assets decreased approximately $81,900 due mainly to depreciation of equipment. Other Assets decreased approximately $131,600 due to amortization. Non-current assets of $2,353,000 consist almost entirely of Patents and Licenses.

Cash flows used from continuing operations were $2,018,300 in year ended July 31, 2004 and $1,306,000 in 2003. For fiscal 2004, cash flows used in investing activities included $45,000 for the purchase of patents and licenses and $16,600 for the purchase of machinery and equipment. In fiscal 2003 cash flows used in investing activities included $4,400 for the purchase of patents and licenses and $500 for the purchase of machinery and equipment.

Cash flows from financing activities were $1,282,100 in fiscal 2004 and $956,300 in fiscal 2003. During the period the Company borrowed $100,000 from a private lender. Also during the year ended July 31, 2004, the Company conducted two private placements in which it issued 250,000 shares of common stock at a price of $0.50 per share for a total of $125,000. On October 21, 2003 the Company issued a security which included 700,000 shares of common stock at a price of $0.60 per share and a one-year warrant to purchase 84,000 shares of common stock at $0.80 per share. The warrants were valued at $21,220 ($0.25 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 137.78% and a risk-free interest rate of 5.25%. On January 29, 2004 the Company conducted a private placement in which it sold two units of Company securities. Each unit consisted of 200,000 shares of common stock at a price of $.50 per share and a one-year warrant to purchase 50,000 shares of common stock at $1.00 valued at $20,296 ($0.20 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 137.78% and a risk-free interest rate of 5.25%) In the third quarter of the current fiscal year the Company conducted two private placements in which it issued 395,833 shares of common stock at a weighted average price of $0.44 per share for a total of $175,000. The total equity raise for the period was $920,000. During the fourth quarter of the fiscal year, we conducted two private placements in which we issued 582,389 shares of common stock at $0.45 per share which included warrants to purchase 63,794 shares of common stock at $1.50 per share. The warrants were valued at $7,905 ($0.12 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 137.78% and a risk-free interest rate of 5.25%. Also during the quarter, we issued 295,000 shares in exchange for consulting services valued at $162,500. In addition, options on 50,000 shares were exercised during the quarter.

In the prior year, cash flows from financing activities were $956,300. Financing activities included the addition of $100,000 in loans from shareholders from a line of credit renegotiated in September 2002 and $300,000 from a convertible debenture issued in July of 2003. Cash flows from financing activities also included an increase of common stock of $556,325. In the prior year, the Company conducted a $250,000 private placement in which the Company issued 933,332 shares of common stock to six accredited investors at a price of $0.30 per share (less costs), a $200,000 private placement in which the Company issued 400,000 shares of common stock to six accredited investors at a price of $0.50 per share and a $60,000 private placement in which the Company issued 120,000 shares of common stock to three accredited investors at a price of $0.50 per share The Company also received $81,325 from the exercise of options.

VALUATION OF INTANGIBLE ASSETS
SFAS 142 requires that goodwill and other intangible assets be tested for impairment on an annual basis and between annual tests in certain circumstances. Recoverability of assets to be held for use is based on expectations of future discounted cash flows from the related operations, and when circumstances dictate, the Company adjusts the asset to the extent the carrying value exceeds the fair value of the asset. Our impairment review process is based on the discounted future cash flow approach that uses our estimates of revenue driven by assumed market segment share and estimated costs. Also included in our analysis is an estimate of revenues expected from our agreement with Therapeutics, Inc. We have entered into an agreement with Therapeutics Inc. for the development and commercialization of FDA regulated silver dihydrogen citrate based products where Therapeutics is responsible for funding and directing all development activities and regulatory filings. In the agreement, Therapeutics Inc. has agreed to reimburse the Company for $2.2M of pre-contract acquisition and development costs of the silver dihydrogen citrate intellectual property as well as reimbursement for ongoing intellectual property costs associated with silver dihydrogen citrate. Following reimbursement of costs, depending on the type of product, the Company will receive 40% to 90% of all sales proceeds, licensing fees, royalty payments and all other forms of cash and non-cash consideration. The Company will also realize revenues from the sale of silver dihydrogen citrate raw material as an active ingredient.

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

COMMITMENTS
As a condition of the purchase agreement of the Axenohl patent, in a contract called the Core Settlement Agreement, the Company had agreed to make certain royalty payments to NVID of 5% of the gross product sales with a minimum royalty payment total of $1,000,000 for the period from November 15, 2001 to July 31, 2004 and subsequently $1,000,000 per year for the remaining life of the patent. The contract states that at July 31, 2004 the Company shall have the right, in its sole and absolute discretion, to do one of the following: a) pay the initial minimum royalty payment of $1,000,000 in cash or common stock of the Company to NVID, less royalty amounts already paid, on or before July 31, 2004, b) transfer the patent back to NVID, at which time the Company would be released of any future minimum payments and granted a license to manufacture and distribute products covered by the patent while retaining all Axen and Axenohl related patents filed by the Company, including retention of all of its previously granted license rights to sell, distribute and manufacture all Axenohl based products, or c) cancel any royalty obligation under the contract by selling, transferring or assigning its ownership of the primary patent to a third party and paying NVID a percentage of the gross proceeds of 10% or 5%, depending on how near the date of the transfer is to July 31, 2004, while retaining all related patents filed by the Company, including retention of all of its previously granted license rights to sell, distribute and manufacture all silver dihydrogen citrate based products. The Company had not recorded or accrued an amount for the minimum royalty payments in the financial statements because the Company had determined that it is unlikely to choose the option to pay the minimum royalty.

In October 2003, PURE Bioscience filed an arbitration action against NVID International and Falken Industries to demand a cease and desist from continued and ongoing public dissemination of false, misleading and disparaging statements and complete cooperation in enforcing and defending the silver dihydrogen citrate patent and related technology, pursuant to the Core Settlement Agreement between PURE Bioscience and NVID International. In October 2004, PURE was notified by the Arbitrator that PURE has prevailed against NVID in this action. PURE awaits receipt of the formal arbitral award. As a result of this litigation, the Company believes the royalty obligation is terminated.

The Board of Directors
Pure Bioscience



We have audited the accompanying consolidated balance sheets of Pure Bioscience as of July 31, 2004 and 2003, and the related statements of operations, stockholders' equity and cash flows for the years ended July 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pure Bioscience. and the results of its operations and its cash flows for the years ended July 31, 2004 and 2003, in conformity with generally accepted accounting principles in the United States of America.



MILLER AND McCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033
October 27, 2004



CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------

                                                                    July 31
                                                                    -------
                                                              2004           2003
                                                          ------------    ------------
ASSETS
Current Assets
     Cash                                                 $     17,366    $    251,087
     Accounts receivable, net of allowance for doubtful
         accounts of $ 59,000 at July 31, 2004
         and $63,500 at July 31, 2003                          238,487         163,895
     Due from officers and employees                                --              61
     Inventories                                               172,933         119,237
     Prepaid expenses                                               --           6,654
     Interest receivable                                       191,849              --
                                                          ------------    ------------

         Total current assets                                  620,635         540,934
                                                          ------------    ------------

Property, Plant and Equipment
     Property, plant and equipment                             167,173         249,024
                                                          ------------    ------------

         Total property, plant and equipment                   167,173         249,024
                                                          ------------    ------------

Other Assets
     Trust deed receivable                                   2,035,000              --
     Deposits                                                    9,744           9,341
     Patents and licenses                                    2,343,235       2,475,280
                                                          ------------    ------------

         Total other assets                                  4,387,979       2,484,621
                                                          ------------    ------------

Assets of the water division held for resale                   306,258         352,423
                                                          ------------    ------------

     Total assets                                         $  5,482,045    $  3,627,002
                                                          ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
     Accounts payable                                     $    973,581    $  1,079,128
     Accrued liabilities                                       594,633         108,258
     Notes payable                                             300,000         180,513
     Loans from shareholders                                 1,135,000         600,000
                                                          ------------    ------------

         Total current liabilities                           3,003,214       1,967,899
                                                          ------------    ------------

Liabilities of the water division held for resale               44,464          42,430
                                                          ------------    ------------

Stockholders' Equity
     Preferred Stock                                                --              --
     Class A common stock, no par value: authorized
         50,000,000 shares, issued and outstanding
          15,457,310 at July 31, 2004 and
          10,594,088 at July 31, 2003                       17,834,139      14,758,203
     Warrants: issued and outstanding 1,385,223
         warrants                                              837,894         788,473
     Accumulated deficit                                   (16,237,666)    (13,930,003)
                                                          ------------    ------------

         Total stockholders' equity                          2,434,367       1,616,673
                                                          ------------    ------------

     Total liabilities and stockholders' equity           $  5,482,045    $  3,627,002
                                                          ============    ============



   The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                        For the Year Ended
                                                              July 31
                                                              -------
                                                        2004           2003
                                                    -----------     -----------

Net revenues                                        $   263,499     $   115,700
Cost of sales                                           130,904          58,220
                                                    -----------     -----------

Gross profit                                            132,595          57,480
                                                    -----------     -----------

Selling expenses                                        306,243         466,198
General and administrative expenses                   1,319,774       1,563,951
Research and development                              1,133,007         981,493
Start-up costs                                               --         635,376
                                                    -----------     -----------

Total operating costs                                 2,759,024       3,647,018
                                                    -----------     -----------

Loss from operations                                 (2,626,429)     (3,589,538)
                                                    -----------     -----------

Other income and (expense):
     Interest income                                    191,861           1,333
     Interest expense                                  (315,724)        (98,765)
     Other                                              (73,271)         23,081
                                                    -----------     -----------

Total other income (expense)                           (197,134)        (74,351)
                                                    -----------     -----------

Loss from continuing operations                      (2,823,563)     (3,663,889)

Discontinued operations:
     Income from discontinued operations                515,900         379,900
                                                    -----------     -----------

Net loss                                            $(2,307,663)    $(3,283,989)
                                                    ===========     ===========

Net loss per common share, basic and diluted
     Continuing operations                          $     (0.21)    $     (0.40)
     Discontinued operations                               0.04            0.04
                                                    -----------     -----------
     Net loss                                       $     (0.17)    $     (0.36)
                                                    ===========     ===========



   The accompanying notes are an integral part of these financial statements




CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------

                                                                                  For the Years Ended
                                                                                        July 31
                                                                                        -------
                                                                                  2004           2003
                                                                              -----------    -----------
Cash flows from operating activities
      Net loss                                                                $(2,307,663)   $(3,283,989)

      Adjustments to reconcile net income to net cash provided by operating activities:
           Amortization                                                           177,045        155,461
           Depreciation                                                            98,402        107,201
           Services and interest paid for with stock and warrants                 462,770        885,509
           Income from discontinued operations                                   (515,900)      (379,900)
      Changes in assets and liabilities:
           (Increase) decrease in accounts receivable                             (74,592)         2,706
           (Increase) decrease in due from officers and employees                      61        209,376
           (Increase) decrease in prepaid expense                                   6,654        171,087
           (Increase) decrease in interest receivable                            (191,849)            --
           (Increase) decrease in inventory                                       (53,697)       307,131
           (Increase) decrease in deposits                                           (403)          (387)
           Increase (decrease) in accounts payable                               (105,547)       488,097
           Increase (decrease) in accrued liabilities                             486,372         31,713
                                                                              -----------    -----------

                Net cash provided (used) by operating
                     activities                                                (2,018,347)    (1,305,995)
                                                                              -----------    -----------

Cash flows from investing activities
      Purchase of patents and licenses                                            (45,000)        (4,365)
      Purchase of property, plant and equipment                                   (16,551)          (531)
                                                                              -----------    -----------

                Net cash (used) in investing activities                           (61,551)        (4,896)
                                                                              -----------    -----------

Cash flows from financing activities
      Proceeds from debt obligations                                              100,000        400,000
      Proceeds from sale of common stock                                        1,182,075        556,325
                                                                              -----------    -----------

                Net cash provided by financing activities                       1,282,075        956,325
                                                                              -----------    -----------

Cash flows from discontinued operations                                           564,102        454,396
                                                                              -----------    -----------

Net increase (decrease) in cash and cash equivalents                             (233,721)        99,830
                                                                              -----------    -----------

Cash and cash equivalents at beginning of period                                  251,087        151,257
                                                                              -----------    -----------

Cash and cash equivalents at end of period                                    $    17,366    $   251,087
                                                                              ===========    ===========

Supplemental disclosures of cash flow information
      Cash paid for interest                                                  $   166,236    $    98,765
      Cash paid for taxes                                                     $        --    $     3,500
Noncash investing and financing activities:
      Value of warrants issued in exchange for startup costs                  $        --    $   635,376
      Trust  Deed received in exchange for stock                              $ 2,035,000    $        --



   The accompanying notes are an integral part of these financial statements

                   Notes to Consolidated Financial Statements
                       See Independent Accountants' Report



Note 1.  Organization and Summary of Significant Accounting Policies
         -----------------------------------------------------------
This summary of significant accounting policies of PURE Bioscience (formerly Innovative Medical Services) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to Generally Accepted Accounting Principles in the United States of America and have been consistently applied in the preparation of the financial statements. The financial statements are stated in United States of America dollars.

Organization and Business Activity
----------------------------------
PURE Bioscience was incorporated as Innovative Medical Services in San Diego, California on August 24, 1992 as a provider of pharmaceutical water purification products. Based on revenues, the Company's primary business is the production, sale and licensing of silver ion bioscience technologies and boric acid based pesticides. In September 2003, the Company effected a name change as approved by shareholders to PURE Bioscience.

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

In November 2000, PURE Bioscience acquired 100% of the stock of ETIH2O, Inc, a privately held technology corporation that developed silver dihydrogen citrate and is responsible for processing, and production of Axenohl and Axen. ETI-H2O is also responsible for all supervision of all research, studies, data and quality control of the Axenohl/Axen product line.

Basis of Presentation and Principles of Consolidation
-----------------------------------------------------
The accompanying financial statements include the consolidated accounts of PURE Bioscience and its subsidiaries. All inter-company balances and transactions have been eliminated.

Revenue Recognition
-------------------
Generally, the Company recognizes income based upon concluded arrangements with customers and when all events have occurred by delivery or performance. Certain income is recognized upon shipment where the sale is made f.o.b. shipping point including sales to dealers and pharmacies. Customer acceptance provisions and installation procedures accompanying delivery are minor in nature, and the Company has not experienced any material expense in satisfying warranties and returns.

Most of the Company's chain customers have entered into multi-year contracts for the Customer Service Plan 2000. The Plan provides an extended warranty on PURE Bioscience's Fillmaster pharmacy products; significant discounts on maintenance item costs; free software upgrades for the Fillmaster 1000e and Scanmaster; automatic replacement filter shipments; and simplified, annual invoicing. When the customer buys a dispenser on the Customer Service Plan 2000 it agrees to pay a fixed annual fee that covers replacement filters and parts. The filters should be replaced once a year. In order to match income with related costs, and for simplicity in accounting and billing, the Company bills the customer the annual fee and recognizes revenue in the same month that it ships replacement filters to the store. This is done one year after the store is added to the Plan and each year thereafter. Future warranty costs associated with the CSP 2000 Plan are discussed in Note 18.

Accounts Receivable
-------------------
The Company sells on terms of cash or net 30 days. Invoices not paid within stated terms are considered delinquent. The Company analyzes its accounts receivable periodically and recognizes an allowance for doubtful accounts based on estimated collectibility. Individual accounts deemed uncollectible are charged to the allowance. At July 31, 2004, $59,000 was considered past due, determined at 90 days after invoice date.

Stock-Based Compensation
------------------------
The Company follows FASB Statement No. 123, `Accounting for Stock-Based Compensation' (`FAS 123'). The provisions of FAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, `Accounting for Stock Issued to Employees' (`APB 25') but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply the methods of APB 25 in accounting for its stock option plans. For awards that generate compensation expense as defined under APB 25, the Company calculates the amount of expenses and recognizes the expense over the vesting period of the award.

Research and Development
------------------------
Research and Development costs that have no alternative future uses are charged to operations when incurred and are included in operating expenses. The total amount charged to Research and Development expense was $1,133,000 and $981,500 in the fiscal years ended July 31, 2004 and 2003, respectively.

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

Amortization of Intangible Assets
---------------------------------
The cost of patents acquired is amortized on a straight-line basis over the remaining lives of the patents. Licenses are amortized on a straight-line basis over periods ranging from 15 to 20 years. The weighted average amortization period for all patents and licenses is 17.61 years. The estimated amortization expense over each of the next five years is $152,045. Amortization expense for the years ended July 31, 2004 and July 31, 2003 was $177,045 and $155,500,
respectively.

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

Inventory
---------
Inventories are stated at the lower of cost or net realizable value using the average cost method. Inventories at July 31 consisted of:
                                                     2004            2003
                                                -------------    -------------
                  Finished Goods                $     131,300    $     133,900
                  Work in Progress                     17,700                0
                  Raw Materials                       175,300          181,900
                                                -------------    -------------
                                                $     324,300    $     315,800
                                                -------------    -------------
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

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts for receivables and payables approximate fair value because of the short maturity, generally less than three months, for these instruments. The carrying value of the Company's loans payable, notes from shareholder and trust deed receivable cannot be estimated because of the unique nature of these instruments.

Advertising and Promotional Costs
---------------------------------
Cost of advertising and promotion are expensed as incurred. Such costs were $306,200 and $466,200 for the years ended July 31, 2004 and July 31, 2003, respectively.

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

Following is a reconciliation of the weighted average number of shares actually outstanding with the number of shares used in the computations of loss per common share:

                                                                     For the Years Ended
                                                                 July 31, 2004   July 31, 2003
                                                                 -------------   -------------
       Shares outstanding                                           15,547,310      10,594,088

       Weighted average number of shares actually outstanding       13,836,574       7,607,146
       Stock Options                                                 3,983,750       4,144,375
       Warrants                                                      1,385,223       1,037,429
                                                                  ------------    ------------
            Total weighted average shares                           19,205,547      14,335,691
                                                                  ------------    ------------
       Loss from continuing operations                            $ (2,823,563)   $ (3,663,889)

       Gain from discontinued operations                               515,900         379,900
                                                                  ------------    ------------

       Net loss                                                   $ (2,307,663)   $ (3,283,989)
                                                                  ------------    ------------

       Net loss per common share, basic and diluted
             Continued operations                                 $      (0.21)   $      (0.40)
             Discontinued operations
                                                                          0.04            0.04
                                                                  ------------    ------------
             Net loss                                             $      (0.17)   $      (0.36)
                                                                  ------------    ------------

Income Taxes
------------
The Company records deferred taxes in accordance with the Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The Statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Other
-----
The Company's fiscal year end is July 31.

The Company paid no cash dividends during the periods presented.

Shipping and handling costs payable by the Company are charged to cost of sales.

Certain comparative figures have been reclassified to conform to the current year presentation.

All of the Company's assets are located in the United States.

The Company has no elements of comprehensive income other than net income.

For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At July 31, 2004 and at July 31, 2003, the Company had no deposits in excess of FDIC insured limits.

Note 2. Property, Plant and Equipment
        -----------------------------
The following is a summary of property, plant, and equipment - at cost, less accumulated depreciation:

                                                                 July 31, 2004         July 31, 2003
                                                             ------------------    ------------------
       Computers and equipment                                $      1,054,602       $     1,081,046
       Furniture and fixtures                                          108,129               108,129
       Vehicle                                                          50,985                50,985
       Leasehold improvements                                          309,830               309,830
                                                             ------------------    ------------------
                                                                     1,523,546             1,549,990
       Less: accumulated depreciation and amortization               1,248,235             1,117,246
                                                             ------------------    ------------------
                Total                                         $        275,311       $       432,744
                                                             ------------------    ------------------

Depreciation expense charged to general and administrative expense for the years ended July 31, 2004 and July 31, 2003 was $161,600 and $181,700, respectively.

Note 3. Notes Payable
        -------------
The details relating to note payable are as follows:

                                                              July 31, 2004      July 31, 2003
                                                             ---------------    ---------------
        Convertible Debenture, interest payable quarterly
        at 10% per annum due and payable on July 24, 2004.    $     300,000      $     300,000

        Discount                                                          -          (119,487)

        Current maturities of notes payable included in
        current liabilities                                         300,000            180,513
                                                             ---------------    ---------------

        Total long term debt                                  $           -      $           -
                                                             ---------------    ---------------

The note was contained in a Unit Purchase Agreement in which the holder of the note receives 300,000 five-year warrants to purchase common stock of the Company at an exercise price of $0.75. The recorded value of the note payable and the warrants were apportioned based on their respective fair values. This resulted in the note being recorded at its discounted value of $180,513. The discount of $119,487 was amortized over the one-year life of the note. The note contained provisions for convertibility to common stock of the Company if held to maturity. This note was in technical default at July 31, 2004, but it has been agreed with the lender to be paid off in cash with the proceeds from the sale of the water division and trust deed discussed in note 17 and has been guaranteed by a third party.

Note 4. Loans from Shareholder
        ----------------------
The details relating to loans from shareholders are as follows:

                                                              July 31, 2004       July 31, 2003
                                                            ----------------    ----------------
       Line of Credit (from shareholder)
       $600,000 line of credit, interest at 18%
       Due and payable November 13, 2003
       Secured by total assets of the Company, excluding
       the Axenohl patent                                    $      600,000      $      600,000
       Current maturities of loans payable included in
       current liabilities                                          600,000             600,000
                                                            ----------------    ----------------

       Total long term debt                                  $            -      $            -
                                                            ----------------    ----------------

The terms of the line of credit required the Company to maintain current accounts receivable of a minimum of $350,000. At the end of year, the Company was in technical violation with this provision. The Company has neither requested nor received a waiver of this provision. The note is in technical default and the Company is currently in litigation with the lender. In late December 2003, Charles Siddle, Colt Communications Money Purchase Pension Plan and LeeAnn Newcomb, SPS Business Services, Inc. 401 (K) Profit Sharing Plan filed an action in District Court of Arizona against PURE Bioscience for the Company's failure to perform under the terms of their loan agreements. The Company intends to cure the default and pay-off the loans from the proceeds of the sale of the Water Division.

Note 5. Warranty Liability
        ------------------
In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". Interpretation 45 is effective for financial statements of interim or annual periods fiscal years ending after December 15, 2002 and requires the following disclosures of the Company's product warranties:

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

                                   Beginning           Expense           Warranty            Ending
                                   Liability          Incurred           Payments          Liability
                                 ---------------    --------------     --------------    ---------------
      Year ended July 31, 2004    $      42,430     $      44,663      $      42,629      $      44,464
                                 ---------------    --------------     --------------    ---------------

      Year ended July 31, 2003    $      41,445     $      33,692      $      32,707      $      42,430
                                 ---------------    --------------     --------------    --- -----------

Note 6. Commitments
        -----------

On May 14, 1996, the Company entered into an operating lease agreement for its home office which expires (under extension) in October 2006. The rental expense recorded in general and administrative expenses for the years ended July 31, 2004 and July 31, 2003 was $181,370 and $160,545, respectively. Future minimum rental payments required for each of the 5 succeeding years assuming exercise of the option are as follows:

                     Year Ended July 31             Amount
                   -----------------------  --------------------
                            2005            $           188,625
                            2006            $           196,170
                            2007            $           204,017
                            2008            $           212,178
                            2009            $           220,665

The Company has an employment contract with its Chief Executive
Officer/President which includes a provision for him to be paid an amount equal to 3% of the Company's net income before taxes, if any.

Note 7. Equity and Common Stock
        -----------------------

The following schedule summarizes the change in equity:

                              Common            Common
                              Stock             Stock         Warrants          Warrants        Accumulated
                              Shares              $            Issued              $              Deficit            Total
                            -----------    ---------------   ------------    -------------   -----------------  ---------------
Balance, July 31, 2002      8,400,899      $  13,976,448          15,000     $     8,610     $  (10,646,014)    $   3,339,044
                            -----------    ---------------   ------------    -------------   -----------------  ---------------

Sale of Stock                  72,500             81,325              -                -                  -            81,325

Private Placement           1,788,439            475,000        371,429          144,487                  -           619,487

Shares Issued for Services    332,250            225,430              -                -                  -           225,430

Warrants Issued for                 -                  -        651,000          635,376                  -           635,376
Services


Net Loss                            -                  -              -                -         (3,283,989)       (3,283,989)
                            -----------    ---------------   ------------    -------------   -----------------  ---------------

Balance, July 31, 2003      10,594,088     $  14,758,203      1,037,429      $   788,473     $  (13,930,003)    $   1,616,673
                            -----------    ---------------   ------------    -------------   -----------------  ---------------

Shares Issued for Trust     2,000,000          1,600,000              -                -                  -         1,600,000
Deed

Private Placement           2,438,222          1,132,653        347,794           49,421                  -         1,182,074

Shares Issued for Services    515,000            343,283              -                -                  -           343,283


Net Loss                            -                  -              -                -         (2,354,551)       (2,354,551)
                            -----------    ---------------   ------------    -------------   -----------------  ---------------

Balance, July 31, 2004      15,547,310     $  17,834,139      1,385,223      $   837,894     $  (16,284,554)    $   2,387,479
                            -----------    ---------------   ------------    -------------   -----------------  ---------------

The Company also has 5,000,000 shares of preferred stock authorized; no preferred stock has been issued.

The following schedule summarizes the outstanding warrants:

                                                                        Weighted
                                                                        Average
                        Date                                $           Exercise     Exercise       Expiration
       Issued For      Issued           Amount            Amount         Price        Price            Date
-------------------  -----------    ---------------     ----------    -----------  --------------  ------------
Services                6/14/02          15,000       $      8,610    $     1.00   $       1.00       6/14/07
Private Placement       1/31/03          71,429             25,000    $     0.30   $       0.30       1/31/08
Start-Up Costs          1/15/03         651,000            635,376    $     0.001  $       0.001      1/15/08
Private Placement       7/24/03         300,000            119,487    $     0.75   $       0.75       7/24/08
Private Placement      10/21/03          84,000             21,220    $     0.80   $       0.80      10/21/04
Private Placement       1/29/04         200,000             20,296    $     1.00   $       1.00       1/29/05
Private Placement       5/28/04          41,572              5,145    $     1.50   $       1.50       5/28/05
Private Placement       6/22/04          11,111              1,110    $     1.50   $        1.50      6/22/05
Private Placement       7/12/04          11,111              1,650    $     1.00   $       1.00       7/12/05
                                    --------------    ------------

Total                                 1,385,223        $   837,894
                                    --------------     -----------

Note 8. Related Party Transactions
        --------------------------
See Note 5.

Note 9. Stock Option Plans
        ------------------
The Company has the following stock option plans (the Plans) pursuant to which options to acquire common stock have been granted.

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

2001 ETIH2O Stock Option Plan: Adopted by the Board in January 2001, there are 1,000,000 shares authorized under this Plan. Executive Officers and Directors are not eligible participants under this plan.

2001 Consultants and Advisors Stock Option Plan: Adopted by the Board in January 2001, there are 500,000 shares authorized under this Plan. Executive Officers and Directors are not eligible participants under this plan.

2002 Non-Qualified Stock Option Plan: On March 11, 2002, the Company's Shareholders approved the PURE Bioscience 2002 Non-Qualified Stock Option Plan. Eligible Plan Participants include the Directors and Officers of the Company, consultants, advisors and other individuals deemed by the Compensation Committee to provide valuable services to the Company but who are not otherwise eligible to participate in the Employee Incentive Stock Option Plan.

2002 Employee Incentive Stock Option Plan: On March 11, 2002, the Company's Shareholders approved the PURE Bioscience 2002 Employee Incentive Stock Option Plan. Eligible Plan Participants include employees and non-employee Directors for the Company.

2004 Consultants and Advisors Stock Option Plan: Adopted by the Board in April 2004, there are 2,000,000 shares authorized under this plan. Executive Officers and Directors are not eligible participants under this plan.

Non-employee directors are eligible to receive stock option grants under the Company's 1996, 1998 and 2001 Directors and Officers Stock Option Plans and the 2002 Non-Qualified and Employee/Incentive Stock Option Plans. Employee Directors are eligible to receive stock option grants under the Company's 1996, 1999 and 2001 Directors and Officers Stock Option Plans and the 2002 Non-Qualified Stock Option Plan. The Plans are administered by an Administrative Committee. The exercise price for Options shall be set by the Administrative Committee but shall not be for less than the fair market value of the shares on the date the Option is granted. Fair market value shall mean the average of the closing price for ten consecutive trading days ending on the day prior to the date the option is granted. The period in which Options can be exercised shall be set by the Administrative Committee not to exceed five years from the date of Grant. Options granted to new executive officers or directors shall vest one year from date of appointment or election. Shares issuable under options granted to continuing officers or directors are immediately exercisable and vest upon exercise. The Board may at any time terminate the Plans. The approval of the majority of shareholders is required to increase the total number of shares subject to the Plans, change the manner of determining the option price or to withdraw the administration of the Plans from the Administrative Committee.

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

The effect of applying FAS 123 on the years ended July 31, 2004 and 2003 pro forma net loss as stated below is not necessarily representative of the effects on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under FAS 123, the Company's net loss in the years ended July 31, 2004 and 2003 would have been approximately $3,552,985 and $4,014,900 or $(0.26) per share and $(0.44) per share, respectively, on a diluted basis. Compensation cost for non-employees of $125,000 was charged to income in the year ended July 31, 2004 and $191,600 in the year ended July 31, 2003. The weighted average fair value for all options granted during the years ended July 31, 2004 and 2003 are estimated at $1.24 per share and $1.16 per share, respectively, on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value non-employee options granted during the years ended July 31, 2004 and 2003 are estimated at $0.75 per share and $0.79 per share, respectively using the Black-Scholes option-pricing model. The following assumptions were used for grants in 2004 and 2003; no dividend yield, volatility of 137.78% and 101.48%, respectively; a risk-free interest rate of 1.75% and 2.25%, respectively and an expected life of
2.35 and 2.24 years from date awarded.

A summary of stock option activity is as follows:

                                      Number of        Weighted-Average
                                       Shares         Exercise Price ($)
                                    --------------    -------------------
      Balance at July 31, 2002         4,211,675             1.74
      Granted                            637,500             0.50
      Exercised                         (156,875)            0.55
      Forfeited                                -                -
                                    --------------
      Balance at July 31, 2003         4,692,300             1.61
                                    --------------
      Granted                            500,000             0.46
      Exercised                         (400,300)            0.48

      Forfeited                         (808,550)            1.85
                                    --------------
      Balance at July 31, 2004         3,983,750             1.67
                                    --------------

                                                                  Outstanding                     Exercisable
                                                      ----------------------------------  --------------------------
                                                                               Weighted
      Range of Exercise Prices          Number         Weighted Average         Average                   Weighted
                                        Shares          Remaining Life         Exercise     Number         Average
                                      Outstanding          (in years)             Price    Exercisable      Price ($)
      --------------------------     -------------    -------------------    -----------  -------------    ---------
           $0.35 to $0.57                 562,500            3.20                $0.52         562,500       $0.52
           $1.00 to $1.50                 615,000            3.20                $1.12         615,000       $1.12
           $1.90 to $2.00               2,025,000            2.08                $1.99       2,025,000       $1.99
                $2.10                     450,000            2.27                $2.10         450,000       $2.10
           $2.93 to $3.20                 331,250            1.03                $2.63         331,250       $2.63
                                     -------------                                        -------------
                                        3,983,750            2.35                $1.74       3,983,750       $1.74
                                     -------------                                        -------------

Note 10. Pension Plan
         ------------
The Company participates in a Small SEP program under which the employer makes contributions to a SEP, which includes a salary reduction arrangement (SARSEP). Employees who participate in the SARSEP may elect to have the employer: (a) make contributions to the SEP on their behalf, or (b) pay them cash. A salary reduction arrangement may be used only in years in which the SEP meets requirements that the IRS may impose to ensure distribution of excess contributions. Annual contributions of an employer under a SEP are excluded from the participant's gross income. No employer contributions were made during the fiscal years ending July 31, 2004 and July 31, 2003.

Note 11. Income Taxes
         ------------
The current provisions for income taxes of $2,700 for fiscal year ended July 31, 2004 and $3,200 for July 31, 2003 is the minimum franchise tax paid to the State of California regardless of income or loss. The Company files federal and California consolidated tax returns with its subsidiaries.

At July 31, 2004, the Company had federal and California tax net operating loss carryforwards of approximately $13,939,500 and $5,995,900 respectively. At July 31, 2003, the Company had federal, and California tax net operating loss carryforwards of approximately $12,030,000 and $4,945,700 respectively. The difference between the financial reporting and the federal tax loss carryforwards is primarily due to accrued expenses and valuation allowances reported in the financials but not deductible for tax purposes. The difference between federal and California tax loss carryforwards is primarily due to the limitation on California loss carryforwards. The federal tax loss carryforwards will begin expiring in the fiscal year ended July 31, 2011, unless previously utilized and will completely expire in fiscal year ended July 31, 2023. The California tax loss carryforwards will begin to expire in fiscal year ended July 31, 2011, unless previously utilized and will completely expire in fiscal year ended July 31, 2023.

The Company has total deferred tax assets of approximately $5,661,200 and $4,726,000 for the fiscal years ended July 31, 2004 and 2003, respectively. Realization of these deferred tax assets, which relate to operating loss carryforwards and timing differences, is dependant on future earnings. The timing and amount of future earnings are uncertain and therefore, the valuation allowance had been established. The increase in the valuation allowance on the deferred tax asset during the fiscal year ended July 31, 2004 was $935,200.

Significant components of the Company's deferred tax assets are as follows:

                                                                 July 31, 2004             July 31, 2003
                                                              ---------------------    ----------------------
       Net operating loss carryforward                        $        5,269,500        $        4,551,000
       Depreciation and amortization (Operating)                         134,700                   100,300
       Depreciation and amortization (Discontinued
       Operations)                                                        28,000                    24,300
       Calculation allowances                                           (314,400)                 (292,800)
       Stock options and warrants                                        583,600                   385,400
       Other                                                             (40,200)                  (42,200)
                                                              ---------------------    ----------------------
       Total deferred tax assets                                       5,661,200                 4,726,000
       Valuation allowance for deferred tax assets                    (5,661,200)               (4,726,000)
                                                              ---------------------    ----------------------
            Net deferred tax assets                           $                -        $                -
                                                              ---------------------    ----------------------

A reconciliation of income taxes computed using the statutory income tax compared to the effective tax rate is as follows:

                                                                      2004                       2003
                                                              ---------------------    ----------------------
       Federal tax benefit at the expected statutory rate                      34   %                    34   %
       State income tax, net of federal tax benefit                             9                         9
       Valuation allowance                                                    (43)                      (43)
                                                              ---------------------    ----------------------

       Income tax benefit - effective rate                                      0   %                     0   %
                                                              ---------------------    ----------------------


Note 12. Business Segment and Sales Concentrations
         -----------------------------------------
In accordance with the provisions of SFAS No. 131, certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance. In determining operating segments, the Company reviewed the current management structure reporting to the chief operating decision-maker (`CODM') and analyzed the reporting the CODM receives to allocate resources and measure performance.

The Company's business activity was divided, managed and conducted in two basic business segments, the Water Treatment segment and the Bioscience segment. These two segments were determined by management based upon the inherent differences in the end use of the products, the inherent differences in the value added processes made by the Company, the differences in the regulatory requirements and the inherent differences in the strategies required to successfully market finished products. The Water Treatment segment included Commercial Water and Residential Retail products and the Nutripure Water Dealer program. Bioscience includes the silver dihydrogen citrate antimicrobial and the Innovex line of pest control products. Because the Company plans to sell the Water Treatment segment, it is now reported as Discontinued Operations in the financial statements.

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


                                                  Water                     Reconciling
                  2003                          Treatment    Biosciences      Amounts     Consolidated
                                              (Discontinued)
------------------------------------------    -------------- -----------    -----------   ------------
Revenues
Commercial Water Treatment
    Fillmaster Products                        $ 1,160,700   $        --    $        --    $ 1,160,700
     Replacement Filters (Includes CSP 2000)       640,600            --             --        640,600

Residential Water Treatment                        155,200            --             --        155,200
Water Dealer Program                               517,300            --             --        517,300
Silver Dihydrogen Citrate                               --        54,500             --         54,700
Pesticide                                               --        61,200             --         61,200
                                               -----------   -----------    -----------    -----------
     Total Revenues                            $ 2,473,800   $   115,700    $        --    $ 2,589,500
                                               -----------   -----------    -----------    -----------

Operating Income/(Loss)                        $   379,900   $  (173,100)   $(3,491,200)   $(3,284,400)
                                               -----------   -----------    -----------    -----------

Segment Assets                                 $   423,300   $ 2,436,100
                                               -----------   -----------

             2004
--------------------------------------------
Revenues
Commercial Water Treatment
    Fillmaster Products                        $ 1,035,300   $        --    $        --    $ 1,035,300
     Replacement Filters (Includes CSP 2000)       679,400            --             --        679,400

Residential Water Treatment                         49,900            --             --         49,900
Water Dealer Program                                36,000            --             --         36,000
Silver Dihydrogen Citrate                               --        83,800             --         83,800
Pesticide                                               --       179,700             --        179,700
                                               -----------   -----------    -----------    -----------
    Total Revenues                             $ 1,800,600   $   263,500    $        --    $ 2,064,100
                                               -----------   -----------    -----------    -----------

Operating Income/(Loss)                        $   515,900   $  (248,600)   $(2,600,700)   $(2,333,400)
                                               -----------   -----------    -----------    -----------

Segment Assets                                 $   108,136   $ 2,510,408
                                               -----------   -----------


Significant customers primarily consisted of domestic retail chain pharmacies. Sales concentrations to major chain stores were approximately $1,449,000 and export sales were $76,800 for the year ended July 31, 2004. Sales concentrations to major chain stores were approximately $923,000 and export sales were $76,000 for the year ended July 31, 2003. One of the major retail chain pharmacies accounted for 26% of consolidated sales.

Note 13. Patent Acquisition
         ------------------
On November 30, 2001, the Company acquired the patent for silver dihydrogen citrate, a silver ion based technology which is the basis for the Company's silver ion products. The Company previously licensed the use of this patent.

The Company purchased the patent for 700,000 shares of its common stock plus certain expenses. The Company valued the patent at $1,540,600 based on the market price of the stock exchanged.

As a condition of the purchase agreement of the Axenohl patent, the Company originally agreed to make certain royalty payments to NVID. In October 2003, PURE Bioscience filed an arbitration action against NVID International and Falken Industries to demand a cease and desist from continued and ongoing public dissemination of false, misleading and disparaging statements and complete cooperation in enforcing and defending the silver dihydrogen citrate patent and related technology, pursuant to the Core Settlement Agreement between PURE Bioscience and NVID International. In October 2004, PURE was notified by the Arbitrator that PURE has prevailed against NVID in this action. PURE awaits receipt of the formal arbitral award. As a result of this litigation, we believe the royalty obligation is terminated.

Note 14. Sale of Water Treatment Division and Discontinued Operations
         ------------------------------------------------------------
On October 29, 2003, PURE Bioscience and subsidiaries ("PURE") announced that it had entered into an agreement (the "Agreement For The Purchase and Sale of Assets") to sell substantially all of the assets and certain related liabilities of the water treatment division, including substantially all of the related machinery, equipment, inventory, work in process, licenses, customer lists and certain intellectual property and certain agreements and contracts to Data Recovery Continuum, Inc. (DRCI). The Company will realize a gain on the sale of approximately $2,000,000 after federal and California income taxes.

As of the date of this filing, the transaction has not closed. DRCI has affirmed a willingness and intention to complete the transaction, and we have granted the buyer an extension of time to perform. Although we anticipate a successful transaction, we cannot provide assurance that it will close. In case this transaction does not close as anticipated, the Company has solicited other offers for the water treatment division.

If the proposed transaction is consummated, DRCI will pay $2.75 million in cash at the closing. DRCI will also pay up to an additional $1,000,000 one year after closing, after the Nutripure 2000 Countertop water purifier reaches certain agreed upon volume and sales projections in connection with a rollout program with a large general merchandise retailer. In the event the sales of Nutripure products do not achieve the projected levels the additional payment amounts will be reduced on a pro rata basis. Also at closing DRCI has agreed to deposit an additional $2.0 million into escrow to purchase the Company's Trust Deed receivable at face value, PURE Bioscience will incur no gain or loss on this portion of the agreement. The Trust Deed was acquired in August of 2003 in exchange for 2,000,000 unregistered shares of PURE common stock.

In accordance with SFAS 144, the assets and liabilities of the water division are classified as held for sale and are presented separately on the balance sheet. In addition, the results of operations from the water division have been reported as discontinued operations, and were historically shown as the Company's water treatment segment for financial reporting.

Components of the results of discontinued operations are:

                                                              Year Ended        Year Ended
                                                             July 31, 2004     July 31, 2003
                                                             -------------     -------------
      Net revenues                                            $1,800,600         $2,473,800
      Cost of Sales                                              861,100          1,475,800

      Other Expenses                                             423,600            618,100
                                                              ----------         ----------
           Total                                              $  515,900         $  379,900
                                                              ----------         ----------




Assets and liabilities of the water division held for sale include:

                                                                        July 31, 2004  July 31, 2003
                                                                        -------------  -------------
      Inventories and other current assets                              $    198,100   $   168,700
      Property, plant and equipment                                          108,100       183,700
                                                                        ------------   -----------
          Total                                                              306,200       352,400

      Accrued liabilities                                                     44,500        42,400
                                                                        ------------   -----------

      Net assets and liabilities of the water division held for sale:   $    261,700   $   310,000
                                                                        ------------   -----------


Note 15. Trust Deed Receivable
         ---------------------
In August 2003, the Company completed a financing arrangement which included the acquisition of a $2,000,000 Note and Trust Deed bearing a rate of interest of 10% with principal and all interest due and payable on or before June 12, 2004. Prior to the due date, the debtors requested a 171 day extension to complete an in-process financing plan for the payment of the principal and interest. The Company reviewed the plan and granted the requested extension until November 30, 2004. There were no other changes to the security or to the terms of the note.

Note 16. Subsequent Events
         -----------------
In August we issued 200,000 shares of common stock in exchange for consulting and legal services. In September we issued 7,000 shares for payment of directors' expenses. In September the Company issued 200,000 shares in exchange for the assignment of two patents rights.

Note 17. Recent Accounting Pronouncements
         --------------------------------
In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies the accounting guidance on certain derivative instruments and hedging activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," and a revised interpretation of FIN 46 ("FIN 46-R") in December 2003. FIN 46 requires certain variable interest entities ("VIEs") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company was required to continue to apply FIN 46 through April 30, 2004. The Company was required to adopt the provisions of FIN 46-R for those arrangements on May 1, 2004. For arrangements entered into prior to February 1, 2003, the Company was required to adopt the provisions of FIN 46-R on May 1, 2004. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE:   None.

ITEM 8A.  CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 8B.  OTHER INFORMATION: None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers and directors of PURE Bioscience and their ages are as follows:

         Name           Age           Position                        Held Position Since
--------------------   -----    -----------------------------------   --------------------
Michael L. Krall          52    President, CEO, Chairman, Director              1992
Gary Brownell, CPA        55    Treasurer CFO, Director                         1996
Gene Auerbach             59    Chief Operating Officer                         2002
Donna Singer              34    Executive Vice President, Director              1998
Dennis Atchley, Esq.      51    Secretary                                       1996
Greg Barnhill             50    Director                                        2001
Dennis Brovarone          48    Director                                        1996
Patrick Galuska           45    Director                                        1996
Eugene Peiser, PD         72    Director                                        1996

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

GREGORY H. BARNHILL Mr. Barnhill is a Partner and member of the Board of Brown Advisory Securities, LLC. Previously, Mr. Barnhill served as Managing Director of North American Equity Sales at Deutsche Banc Alex.Brown Inc., Baltimore, MD. He joined the firm in 1975, following his graduation from Brown University with an AB degree in economics.

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

GARY W. BROWNELL Mr. Brownell has been the CFO and a Director of PURE Bioscience since 1996.

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

DONNA SINGER Ms. Singer is the Executive Vice President of PURE Bioscience and has been a director since 1997. From 1996-1998, Ms. Singer served as Vice President of Operations for the Company.

Family Relationships
There is no family relationship between any Director, executive or person nominated or chosen by PURE Bioscience to become a Director or executive officer.

Audit Committee
The Board of Directors does not have an audit committee. The functions of the audit committee are currently performed by the entire board of directors. PURE Bioscience is under no legal obligation to establish an audit committee and has elected not to do so at this time so as to avoid the time and expense of identifying independent directors willing to serve on the audit committee. PURE Bioscience may establish an audit committee in the future if the board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

As the board of directors does not have an audit committee, it therefore has no "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee who understands Generally Accepted Accounting Principles and financial statements; is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves; has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements; understands internal controls over financial reporting, and understands audit committee functions.

Board of Directors Independence
Three of our directors, Gregory Barnhill, Patrick Galuska and Dr. Eugene Peiser are "independent" within the meaning of definitions established by the Securities and Exchange Commission or any self-regulatory organization. PURE is not currently subject to any law, rule or regulation requiring that all or any portion of its board of directors include "independent" directors.

Compliance with Section 16(a) of Securities Exchange Act of 1934
To our knowledge, during the fiscal year ended July 31, 2004, our Directors and Officers complied with all applicable Section 16(a) filing requirements except that Patrick Galuska, a director, failed to report transactions. This statement is based solely on a review of the copies of such reports that reflect all reportable transactions furnished to us by our Directors and Officers and their written representations that such reports accurately reflect all reportable transactions.

Code of Ethics
Under the Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission's related rules, PURE Bioscience is required to disclose whether it has adopted a code of ethics that applies to PURE's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. We have adopted a code of ethics that applies to our chief executive officer, chief financial officer and other officers, legal counsel and to any person performing similar functions. We have made the code of ethics available and intend to provide disclosure of any amendments or waivers of the code within five business days after an amendment or waiver on our website, www.pure-bioscience.com.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table
The following table shows for the fiscal year ending July 31, 2004, the compensation awarded or paid by the Company to its Chief Executive Officer and any of the executive officers of the Company whose total salary and bonus exceeded $100,000 during such year (The "Named Executive Officers"):

--------------------------------------------------------------------------------------------------------
                           SUMMARY COMPENSATION TABLE                                                   |
--------------------------------------------------------------------------------------------------------
                                                                 |    Long Term Compensation            |
--------------------------------------------------------------------------------------------------------
                                |       Annual Compensation      |   Awards     |    Payouts            |
---------------------------------------------------------------------------------------------------------
                                |      |  Salary  | Other Annual | Securities   |                       |
   Name and Principle Position  |  Year|     (S)  | Compensation | Underlying   |All Other Compensation |
                                |      |          |       ($)    | Options (#)  |       ($)             |
---------------------------------------------------------------------------------------------------------
  Michael L. Krall President/CEO|  2004|  168,000 |       0      |     N/A      |        0              |
---------------------------------------------------------------------------------------------------------
  Michael L. Krall President/CEO|  2003|  168,000 |       0      | 50,000 Common|        0              |
---------------------------------------------------------------------------------------------------------
  Michael L. Krall President/CEO|  2002|  144,000 |       0      |150,000 Common|        0              |
---------------------------------------------------------------------------------------------------------



No other executive officer earned more than $100,000 during the current fiscal year. No option grants were made to Named Executive Officers during the current fiscal year.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End
Option/Values
The following table sets forth the number and value of the unexercised options held by each of the Named Executive Officers at July 31, 2004.


------------------------------------------------------------------------------------------------------------------------
                        Aggregate Option Exercises in Last Fiscal Year and FY-End Option Values
------------------------------------------------------------------------------------------------------------------------
                         Shares        Value       Number of Securities Underlying   Value of Unexercised In-the Money
                      Acquired on   Realized at   Unexercised Options at FY-End (#)        Options at FY-End ($)
         Name         Exercise (#)  FY-End ($)        Exercisable/Unexercisable          Exercisable/Unexercisable
------------------------------------------------------------------------------------------------------------------------
  Michael L. Krall         0             0        731,250 Common Shares/Exercisable        0/Exercisable (1)
  President/CEO
------------------------------------------------------------------------------------------------------------------------

     (1) Option value based on the difference between the exercise price of unexercised options and the average closing price of $0.46 for the 30 trading days ending July 31, 2004.

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

Compensation of Directors
Directors are entitled to receive $300 plus reimbursement for all out-of-pocket expenses incurred for attendance at Board of Directors meetings. Directors, upon joining the Board, each receive an option on 100,000 shares at fair market value. Upon each subsequent anniversary thereof, each such Director will receive an option to purchase 50,000 shares of common stock at fair market value. The Plans also give the Administrative Committee discretion to award additional options.

Other Arrangements: None

Termination of Employment and Change of Control Arrangement
There is no compensatory plan or arrangement with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with the Company, or from a change in the control of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of October 28, 2004 by individual directors and executive officers and by all directors and executive officers of the Company as a group. Based upon a review of the Company's shareholders list as of October 28, 2004, there is one other registered holder of five percent or more of the Company's Common Stock. As of October 28, 2004 there were 15,804,310 shares outstanding.

    Name and Address of                                               Common Stock           Percentage of Shares
     Beneficial Owner                      Title                       Ownership                Outstanding (%)
----------------------------      -------------------------       ---------------------     ------------------------
   Dennis Atchley                     Secretary                          243,860 (1)                  1.52
   1725 Gillespie Way
   El Cajon, CA  92020

   Gene Auerbach                      Chief Operating Officer            175,000 (2)                  1.10
   1725 Gillespie Way
   El Cajon, CA  92020

   Gregory Barnhill                   Director                           425,000 (3)                  2.62
   1725 Gillespie Way
   El Cajon, CA  92020

   Dennis Brovarone                   Director                           506,483 (4)                  3.11
   1725 Gillespie Way
   El Cajon, CA  92020

   Gary Brownell                      Treasurer, CFO/Director            450,321 (5)                  2.77
   1725 Gillespie Way
   El Cajon, CA  92020

   Patrick Galuska                    Director                           384,140 (6)                  2.37
   1725 Gillespie Way
   El Cajon, CA  92020

   Michael L. Krall                   President, CEO/Chairman          1,353,560 (7)                  7.89
   1725 Gillespie Way
   El Cajon, CA  92020

   Eugene Peiser                      Director                           476,136 (8)                  2.92
   1725 Gillespie Way
   El Cajon, CA  92020

   Donna Singer                       Executive VP, Director             403,356 (9)                  2.49
   1725 Gillespie Way
   El Cajon, CA  92020

   Directors and Officers as a Group
   (9 individuals)                                                     4,454,406 (10)                21.85

   Next9, LLC                         Shareholder                      2,000,000 (11)                11.23
   850 State Street
   San Diego, CA  92101


  (1)   Includes presently exercisable options to acquire up to 200,000 shares.
  (2)   Includes presently exercisable options to acquire up to 150,000 shares.
  (3)   Includes presently exercisable options to acquire up to 250,000 shares.
  (4)   Includes presently exercisable options to acquire up to 435,000 shares.
  (5)   Includes presently exercisable options to acquire up to 400,000 shares.
  (6)   Includes presently exercisable options to acquire up to 350,000 shares.
  (7)   Includes presently exercisable options to acquire up to 731,250 shares.
  (8)   Includes presently exercisable options to acquire up to 400,000 shares.
  (9)   Includes presently exercisable options to acquire up to 375,000 shares.
  (10) Includes presently exercisable options held by all of the above officers and directors to acquire up to 3,291,250 shares. (11) Lee Brukman is a control person of Next9 LLC

     The following table sets forth information about our common stock that may be issued upon exercise of options under our equity compensation plans.

     ------------------------ ------------------------- -------------------------- ----------------------------
                                                                                         Number of securities
                                                                                        remaining available for
                                 Number of securities to                                 future issuance under
                                 be issued upon exercise       Weighted-average        equity compensation plans
                                 of outstanding options,       exercise price of         (excluding securities
                                   warrants and rights       outstanding options,      reflected in column (a))
          Plan Category                    (a)                warrants and rights                 (c)
                                                                     (b)
     ------------------------ ------------------------- -------------------------- ----------------------------
     Equity compensation
     plans approved by
     security holders                        3,243,750                       1.83                    6,283,301
     ------------------------ ------------------------- -------------------------- ----------------------------
     Equity compensation
     plans not approved  by
     security holders                          740,000                       1.35                    2,033,000
     ------------------------ ------------------------- -------------------------- ----------------------------
     Total                                   3,983,750                       1.74                    8,316,301
     ------------------------ ------------------------- -------------------------- ----------------------------

The following equity compensation plans were not approved by security holders:

     1. 2001 ETIH2O Stock Option Plan: Adopted by the Board in January 2001, there are 1,000,000 shares authorized under this Plan. The options have a five-year term with vesting ratably over a five-year period. Executive Officers and Directors are not eligible participants under this plan.

     2. 2001 Consultants and Advisors Stock Option Plan: Adopted by the Board in January 2001, there are 500,000 shares authorized under this Plan. The options have a five-year term with vesting ratably over a five-year period. Executive Officers and Directors are not eligible participants under this plan.

     3. 2004 Consultants and Advisors Stock Option Plan: Adopted by the Board in April 2004, there are 2,000,000 shares authorized under this plan. The options have a five-year term with vesting ratably over a five-year period. Executive Officers and Directors are not eligible participants under this plan.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.


ITEM 13.  EXHIBITS

A. The following Exhibits are filed as part of this registration statement pursuant to Item 601 of Regulation S-B:

     3.1 (1) -- Articles of Incorporation, Articles of Amendment and Bylaws 3.1.1(13) -- Articles of Amendment dated March 11, 2002
     4.1  (1) --  Form of Class A Warrant
     4.2  (1) --  Form of Class Z Warrant
     4.3  (1) --  Form of Common Stock Certificate
     4.4  (1) --  Warrant Agreement
     4.5  (2) --  March 2000 Warrant
     4.6  (3) --  January 2001 Warrant
     4.7  (4) --  Convertible Debenture
     4.8  (5) --  Convertible Debenture Purchase Agreement
     4.9  (6) --  Convertible Debenture Warrant
     10.1 (1) --  Employment Contract/Michael L. Krall
     10.2 (7) --  Manufacturing, Licensing and Distribution Agreement dated
                  March 26, 2001
     10.3 (8) --  Axenohl License Agreement
     10.4 (9) --  Weaver - Roach X Assignment
     10.5 (9) --  Dodo Agreement [CONFIDENTIAL TREATMENT REQUESTED FOR CERTAIN
                                  OMITTED INFORMATION FILED SEPARATELY]
     10.6 (8) --  Promissory Note of Michael Krall
     10.7 (8) --  Promissory Note of Gary Brownell
     10.8 (9) --  Nutripure Dealer Agreement
     10.9 (9) --  Sales Finance Agreement
     10.10 (10) -- ETIH2O, Inc., Acquisition Agreement
     10.11 (11) -- NVID Litigation Settlement Agreement
     10.12 (12) -- Addendum #1 to NVID Settlement Agreement
     10.13 (14) -- Therapeutics, Inc. Agreement [CONFIDENTIAL TRREATMENT
                     REQUESTED FOR CERTAIN OMITTED INFORMATION FILED SEPARATELY]
     10.14 --    Promissory Note dated November 2003 $4,750,000
     10.15 --    Promissory Note dated January 26, 2004 $100,000
     13 (13) --  Subsidiaries of the Registrant
     14.1 --     Code of Ethics
     31.1 --     Section 302 Certification
     31.2 --     Section 302 Certification
     32.1 --     Section 906 Certification
     32.2 --     Section 906 Certification

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


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Miller & McCollom, Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal year ending July 31, 2004. Miller & McCollom has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees
Miller & McCollom was paid aggregate fees of $70,457 for the fiscal year ended July 31, 2003 and $66,027 for the fiscal year ended July 31, 2004 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10QSB during these fiscal years.

Audit-Related Fees
Miller & McCollom was not paid any additional fees for the fiscal year ended July 31, 2003 and July 31, 2004 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees
Deloitte & Touche USA LLP was paid aggregate fees of $10,900 for the fiscal year ended July 31, 2003 and $11,300 for the fiscal year ended July 31, 2004 for professional services rendered for tax compliance, tax advice and tax planning.

Other Fees
Neither Miller & McCollom nor Deloitte & Touche USA LLP was paid other fees for professional services during the fiscal years ended July 31, 2003 and July 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PURE BIOSCIENCE                                                    DATE



/s/ MICHAEL L. KRALL                                         October 28, 2004
----------------------------------------                     -----------------
Michael L. Krall, Chairman/President/CEO



Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         NAME           TITLE                                      DATE

/s/ GREGORY BARNHILL   Director                                October 28, 2004
----------------------                                         ----------------
Gregory Barnhill

/s/ DENNIS BROVARONE   Director                                October 28, 2004
----------------------                                         ----------------
Dennis Brovarone

/s/ GARY BROWNELL      Chief Financial Officer and Director    October 28, 2004
----------------------                                         ----------------
Gary Brownell

/s/ PATRICK GALUSKA    Director                                October 28, 2004
----------------------                                         ----------------
Patrick Galuska

/s/ MICHAEL L. KRALL   President/CEO and Director              October 28, 2004
----------------------                                         ----------------
Michael L. Krall

/s/ EUGENE PEISER      Director                                October 28, 2004
----------------------                                         ----------------
Eugene Peiser

/s/ DONNA SINGER       Executive Vice President and Director   October 28, 2004
----------------------                                         ----------------
Donna Singer