Form 10QSB
period 2004-10-31
PURE BIOSCIENCE
filed 2004-12-15
CIK 1006028

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended October 31, 2004


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
     For the transition period from ______  to  _______


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

         Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 16,129,310 as of December 14, 2004.

Index

Part 1.  Financial Information

         Item 1.   Financial Statements
                   Balance Sheets as of July 31, 2004 and October 31, 2004 Statements of Operations for the three and nine months ended October 31, 2004 and 2003
                   Statements of Cash Flows for the nine months ended October 31, 2004 and 2003
         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         Item 3.   Controls and Procedures

Part II. Other Information
         Item 1.   Legal Proceedings
         Item 2.   Changes in Securities
         Item 3.   Defaults Upon Senior Securities: None
         Item 4.   Submission of Matters to a Vote of Security Holders: None
         Item 5.   Other Information
         Item 6.   Exhibits and Reports on Form 8-K

         Signatures and Certifications


CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------

                                                           (Unaudited)
                                                           October 31       July 31
                                                              2004            2004
                                                          ------------    ------------
ASSETS
Current Assets
     Cash and cash equivalents                            $     40,717    $     17,366
     Accounts receivable, net of allowance for doubtful
         accounts of $ 59,000 at July 31, 2004
         and $18,000 at October 31, 2004                       168,304         238,487
     Inventories                                               164,086         172,933
     Interest receivable                                       242,261         191,849
                                                          ------------    ------------

         Total current assets                                  615,368         620,635
                                                          ------------    ------------

Property, Plant and Equipment
     Property, plant and equipment                             149,622         167,173
                                                          ------------    ------------

         Total property, plant and equipment                   149,622         167,173
                                                          ------------    ------------

Other Assets
     Trust deed receivable                                   2,035,000       2,035,000
     Deposits                                                    9,744           9,744
     Patents and licenses                                    2,393,900       2,343,235
                                                          ------------    ------------

         Total noncurrent assets                             4,438,644       4,387,979
                                                          ------------    ------------

Assets of the water division held for resale                   312,948         306,258
                                                          ------------    ------------

     Total assets                                         $  5,516,582    $  5,482,045
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
     Accounts payable                                     $  1,133,660    $    973,581
     Accrued liabilities                                       681,576         594,633
     Notes payable                                             300,000         300,000
     Loans from shareholders                                 1,135,000       1,135,000
                                                          ------------    ------------

         Total current liabilities                           3,250,236       3,003,214
                                                          ------------    ------------

Liabilities of the water division held for resale               47,453          44,464
                                                          ------------    ------------

Stockholders' Equity
     Preferred Stock                                                --              --
     Class A common stock, no par value: authorized
         50,000,000 shares, issued and outstanding
          15,457,310 at July 31, 2004 and
          15,989,310 at October 31, 2004                    18,100,260      17,834,139
     Warrants: issued and outstanding 1,397,723
         warrants                                              839,048         837,894
     Accumulated deficit                                   (16,720,415)    (16,237,666)
                                                          ------------    ------------

         Total stockholders' equity                          2,218,893       2,434,367
                                                          ------------    ------------

     Total liabilities and stockholders' equity           $  5,516,582    $  5,482,045
                                                          ============    ============



CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
---------------------------------------------------------------------------------

                                                       For the Three Months Ended
                                                                October 31
                                                                ----------
                                                          2004             2003
                                                          ----             ----

Net revenues                                           $  25,448      $  39,293
Cost of sales                                              7,741         28,333
                                                       ---------      ---------

Gross profit                                              17,707         10,960
                                                       ---------      ---------

Selling expenses                                          92,922         46,697
General and administrative expenses                      276,394        328,432
Research and development                                 283,256        376,941
                                                       ---------      ---------

Total operating costs                                    652,572        752,070
                                                       ---------      ---------

Loss from operations                                    (634,865)      (741,110)
                                                       ---------      ---------

Other income and (expense):
     Interest income                                      50,411         32,329
     Interest expense                                    (45,448)       (73,102)
     Other                                                (3,017)        (1,095)
                                                       ---------      ---------

Total other income (expense)                               1,946        (41,868)
                                                       ---------      ---------

Loss from continuing operations                         (632,919)      (782,978)

Discontinued operations:
     Income from discontinued operations                 150,170        126,506
                                                       ---------      ---------

Net loss                                               $(482,749)     $(656,472)
                                                       =========      =========

Net loss per common share, basic and diluted
     Continuing operations                             $   (0.04)     $   (0.06)
     Discontinued operations                                0.01           0.01
                                                       ---------      ---------
     Net loss                                          $   (0.03)     $   (0.05)
                                                       =========      =========


                                                   (Unaudited)
                                                  Three Months            Year
                                                     Ended               Ended
                                                   October 31           July 31
CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICITS      2004                2004
---------------------------------------------------------------------------------


Balance, beginning of period                     $(16,237,666)       $(13,930,003)

Net income (loss)                                    (482,749)         (2,307,663)
                                                 ------------        ------------

Balance, end of period                           $(16,720,415)       $(16,237,666)
                                                 ============        ============



CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------------------------------

                                                                              For the Three Months Ended
                                                                                      October 31
                                                                                      ----------
                                                                                  2004           2003
                                                                                  ----           ----

Cash flows from operating activities
      Net loss                                                                $  (482,749)   $  (656,472)

      Adjustments to reconcile net income to net cash provided by operating activities:
           Amortization                                                            39,335         40,511
           Depreciation                                                            20,657         27,473
           Services and interest paid for with stock and warrants                  87,275         74,872
           Income from discontinued operations                                   (150,170)      (126,506)
      Changes in assets and liabilities:
           (Increase) decrease in accounts receivable                              70,183        (92,588)
           (Increase) decrease in due from officers and employees                      --             61
           (Increase) decrease in prepaid expense                                      --          3,655
           (Increase) decrease in interest receivable                             (50,412)            --
           (Increase) decrease in inventory                                         8,847          6,699
           (Increase) decrease in deposits                                             --           (403)
           Increase (decrease) in accounts payable                                160,079        (98,366)
           Increase (decrease) in accrued liabilities                              86,943         65,808
                                                                              -----------    -----------

                Net cash provided (used) by operating
                     activities                                                  (210,012)      (755,256)
                                                                              -----------    -----------

Cash flows from investing activities
      Purchase of patents and licenses                                                 --        (45,000)
      Purchase of property, plant and equipment                                    (3,106)            --
                                                                              -----------    -----------

                Net cash (used) in investing activities                            (3,106)       (45,000)
                                                                              -----------    -----------

Cash flows from financing activities
      Proceeds from sale of common stock                                           90,000        545,000
                                                                              -----------    -----------

                Net cash provided by financing activities                          90,000        545,000
                                                                              -----------    -----------

Cash flows from discontinued operations                                           146,468        149,996
                                                                              -----------    -----------

Net increase (decrease) in cash and cash equivalents                               23,350       (105,260)
                                                                              -----------    -----------

Cash and cash equivalents at beginning of period                                   17,366        251,087
                                                                              -----------    -----------

Cash and cash equivalents at end of period                                    $    40,716    $   145,827
                                                                              ===========    ===========

Supplemental disclosures of cash flow information
      Cash paid for interest                                                  $        --    $    43,230
      Cash paid for taxes                                                     $        --    $        --
Noncash investing and financing activities:
      Value of shares issued for assets and services                          $    92,275    $    45,000
      Value of options issued for services                                    $    85,000    $        --
      Trust  Deed received in exchange for stock                              $        --    $ 2,035,000

NOTES TO FINANCIAL STATEMENTS

Note 1.  Financial Statements
The financial statements included herein have been prepared by PURE Bioscience (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and PURE Bioscience believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the July 31, 2004 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist and procedures that will be accomplished by PURE Bioscience later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

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


                                                           Water
                FOR THE THREE MONTHS ENDED               Treatment                         Reconciling
                      OCTOBER 31, 2003                 (Discontinued)     Bioscience         Amounts     Consolidated
         ------------------------------------------    -------------    --------------     -----------   ------------
         Revenues
         Commercial Water Treatment
             Fillmaster Products                       $  236,000       $          -       $        -    $   236,000
              Replacement Filters (Includes CSP 2000)     184,200                  -                -        184,200
         Residential Water Treatment                       26,000                  -                -         26,000
         Water Dealer Program                              21,000                  -           (3,000)        18,000
         Silver Ionization                                      -              8,600                -          8,600
         Pesticide                                              -             30,700                -         30,700
                                                       -------------    --------------     ------------  ------------
              Total Revenues                           $  467,200       $     39,300       $   (3,000)   $   503,500
                                                       -------------    --------------     ------------  ------------
         Operating Income/(Loss)                       $  126,500       $   (167,200)      $ (615,800)   $  (656,500)
                                                       -------------    --------------     ------------  ------------
         Segment Assets                                $  306,300       $  2,683,300
                                                       -------------    --------------


                                                           Water
                FOR THE THREE MONTHS ENDED               Treatment                       Reconciling
                      OCTOBER 31, 2004                 (Discontinued)     Bioscience       Amounts      Consolidated
         ------------------------------------------    -------------    --------------   -------------  -------------
         Revenues
         Commercial Water Treatment
             Fillmaster Products                       $  322,200       $          -     $         -    $   322,200
              Replacement Filters (Includes CSP 2000)     168,900                  -               -        168,900
         Silver Ionization                                      -             24,100               -         24,100
         Pesticide                                              -              1,400               -          1,400
                                                       -------------    --------------   -------------  -------------
              Total Revenues                           $  491,100       $     25,500     $         -    $    516,600
                                                       -------------    --------------   -------------  -------------
         Operating Income/(Loss)                       $  150,200       $   (265,600)    $  (367,300)   $   (482,700)
                                                       -------------    --------------   -------------  -------------
         Segment Assets                                $  313,000       $  2,717,400
                                                       -------------    --------------


Significant customers of the water division primarily consisted of domestic retail chain pharmacies. Sales concentrations to major chain stores were approximately $342,200 and export sales were $56,500 for the quarter ended October 31, 2004. Sales concentrations to major chain stores were approximately $322,300 and export sales were $13,700 for the three months ended October 31, 2003. In the current quarter one of the major retail chain pharmacies accounted for 23% of consolidated sales and another major retail chain accounted for 14% of consolidated sales.

Note 3.  Common Stock
In August we issued 200,000 options to purchase common stock in exchange for consulting and legal services valued at $85,000. Also in August, we conducted a private placement which consisted of 125,000 shares of common stock at a price of $.39 per share and a one-year warrant to purchase 12,500 shares of common stock at $1.50 valued at $1,154 ($0.01 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 137.78% and a risk-free interest rate of 2.25%) for a total of $50,000. In September we issued 7,000 shares valued at $2,275 ($0.33 per share) for payment of directors' expenses. In addition, in September the Company issued 200,000 shares valued at $90,000 ($0.45 per share) in exchange for the assignment of two patent rights.

Note 4.  Warranty Liability
In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". Interpretation No. 45 is effective for financial statements of interim or annual periods for fiscal years ending after December 15, 2002 and requires the following disclosures of the Company's product warranties:

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

                                              Beginning       Expense         Warranty       Ending
                                              Liability      Incurred         Payments      Liability
                                           ------------   ------------     ------------   -----------
    Three months ended October 31, 2003    $     42,430   $     2,903      $     3,068    $   42,265
                                           ------------   ------------     ------------   -----------
    Three months ended October 31, 2004    $     44,463   $     9,491      $     6,501    $   47,453
                                           ------------   ------------     ------------   --- -------

Note 5.  Reclassifications
Certain reclassifications have been made to previously reported statements to conform to the Company's current financial statement format.

Note 6.  Sale of Water Treatment Division and Discontinued Operations
On October 29, 2003, PURE Bioscience and subsidiaries ("PURE") announced that it had entered into an agreement to sell substantially all of the assets and certain related liabilities of the water treatment division, including substantially all of the related machinery, equipment, inventory, work in process, licenses, customer lists and certain intellectual property and certain agreements and contracts. The original buyer has not performed on the contract and the Company is currently in negotiations with a new party to sell substantially the same water treatment division assets and related liabilities.

In accordance with SFAS 144, the assets and liabilities of the water division are classified as held for sale and are presented separately in the balance sheet. In addition, the results of operations from the water division have been reported as discontinued operations, and were historically shown as the Company's water treatment segment for financial reporting.

Components of the results of discontinued operations are:

                                                                            Three Months Ended     Three Months Ended
                                                                             October 31, 2004       October 31, 2003
                                                                            --------------------   -------------------
         Net revenues                                                             $     491,100          $    467,200
         Cost of Sales                                                                  259,300               209,700
         Other Expenses                                                                  81,600               131,000
                                                                            --------------------   -------------------
               Total                                                              $     150,200         $     126,500
                                                                            --------------------   -------------------

Assets and liabilities of the water division held for sale include:

                                                                               October 31, 2004        July 31, 2004
                                                                            --------------------   -------------------
         Inventories and other current assets                                      $    218,800          $    198,100
         Property, plant and equipment                                                   94,200               108,100
                                                                            --------------------   -------------------
               Total                                                                    313,000               306,200

         Accrued liabilities                                                             47,500                44,500
                                                                            --------------------   -------------------

         Net assets and liabilities of the water division held for sale            $    265,500          $    261,700
                                                                            --------------------   -------------------


Note 7. Subsequent Events
Subsequent to quarter end, in November 2004 we issued 200,000 shares valued at $100,000 ($0.50 per share) of common stock in exchange for consulting and legal services. Also in November, PURE received a $14.2 million award resulting from its arbitration proceeding against NVID International, Inc. In addition, due to the Arbitrator's determination of material breach by NVID International, PURE's royalty and other contractual obligations to NVID are legally terminated. The award is the result of PURE's October 2003 arbitration action against NVID International and Falken Industries, Ltd. PURE sought damages and relief from continued and ongoing public dissemination of false, misleading and disparaging statements as well as complete cooperation in enforcing and defending the Axenohl patent and related technology. PURE's management, with its legal team, is evaluating the issue of collectibility.

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

OVERVIEW
PURE Bioscience (formerly Innovative Medical Services) began as a provider of pharmaceutical water purification products. Although our current revenues are still primarily from the pharmacy industry, we have expanded from our niche pharmacy market into other, broader markets with new, proprietary bioscience products based upon our silver ion antimicrobial technologies and boric acid based pesticide technologies. In November 2003, we announced that we signed a definitive agreement to sell our water treatment business to Data Recovery Continuum, Inc. (DRCI), a Delaware corporation based in California, for $2.75 million in cash plus up to $1.25 million in deferred payments over the next year. The original buyer has not performed on the contract and we are currently in negotiations with a new party to sell only the water treatment division assets and related liabilities. In the meantime, we continue to operate the water treatment division and retain the profits from that division, and we continue to record the business as a discontinued operation.

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

Bioscience Division    Our bioscience division features an aqueous disinfectant,
silver dihydrogen citrate (SDC). A patented new molecule, SDC is an electrolytically generated source of stabilized ionic silver that can serve as the basis for a broad range of products in diverse markets. SDC liquid is colorless, odorless, tasteless and non-caustic and formulates well with other compounds. As a platform technology, our SDC-based antimicrobial is distinguished from competitors in the marketplace because of its superior efficacy combined with reduced toxicity. We produce and market pre-formulated, ready-to-use product, as well as varying strengths of SDC concentrate as an additive or raw material for inclusion in other companies' products.

We currently have Environmental Protection Agency (EPA) registration for our 2400-parts per million (ppm) technical grade SDC concentrate (trade name Axenohl(R)) as well as for its Axen(R) and Axen(R)30 hard surface disinfectant products for commercial, industrial and consumer applications including restaurants, homes and medical facilities. The Axen30 EPA registration includes a 30 second kill time on standard indicator bacteria, a 24 hour residual kill on standard indicator bacteria, a 2 minute kill time on some resistant strains of bacteria, 10 minute kill time on fungi, 30 second kill time on HIV Type I, and 10 minute kill time on other viruses. These claims distinguish the efficacy of Axen30 from many of the leading commercial and consumer products currently on the market, while maintaining lower toxicity ratings. Based on the EPA toxicity categorization of antimicrobial products that ranges from Category I (high toxicity) down to Category IV, Axen30 is an EPA Category IV antimicrobial for which precautionary labeling statements are normally not required. This compares with Category II warning statements for most leading brands of disinfectant products

Our technology also shows promise as a broad-spectrum antimicrobial for use in human and veterinary healthcare products. We have chosen to pursue approvals through the U.S. Food and Drug Administration (FDA) by partnering with Therapeutics, Incorporated, which has assumed responsibility for funding and managing the testing and regulatory process for potential FDA regulated SDC-based products. Therapeutics, Incorporated is focusing on development of SDC-based products for the treatment of bacterial, viral and fungal mediated diseases and conditions, beginning with women's health products and acne treatment products. Therapeutics, Incorporated expects its development work will result in multiple Investigational New Drug (IND) filings with the US FDA.

The bioscience division also includes a patent-pending pesticide technology, Triglycylboride(TM) which, like silver dihydrogen citrate, provides effective results without human toxicity and is an alternative to traditional poisons. Triglycylboride has been formulated into EPA registered RoachX(TM) and AntX(TM), the key products in our Innovex(TM) line of pest control products. In addition, the Innovex line features our EPA-exempt non-toxic TrapX rodent lure, and our EPA registered CleanKill(TM), the SDC-based hard surface disinfectant for the pest control industry. The pest control products are being marketed to both commercial pest control and consumer products companies.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2004 VERSUS
THREE MONTH ENDED OCTOBER 31, 2003
In November 2003 we decided to sell our water treatment division. Following the closing of the divestment transaction, we will be focused on our bioscience segment. Our current bioscience technologies include our silver dihydrogen citrate antimicrobial product and our Innovex (Triglycylboride) pesticide products. Revenues and expenses of the Water Division are now netted and shown on the income statement as Income from Discontinued Operations.

During the quarter ended October 31, 2004, bioscience segment revenues of $25,500 decreased 35% compared to $39,300 in the prior period. The antimicrobial market is highly competitive, and we anticipate that market acceptance of a brand new technology may be a long term achievement. In addition to competition challenges, we believe that the investment necessary to pursue research testing and regulatory approval for SDC products will continue to be significant. As we receive additional regulatory approvals for SDC, however, we expect revenues to develop quickly. For example, now that we have received EPA approval on Axen-30, our SDC-based hard surface disinfectant, and we expect to see a shift toward increasing bioscience division product sales in the coming year, and we believe that sales of Axen-30 will have a significant impact on revenues in the future. We continue to believe that pesticide technologies will have a material impact on revenues in the coming year, and we continue to believe that the silver ion technologies will ultimately become the largest revenue generator for PURE Bioscience.

Gross profit for the quarter ended October 31, 2004 was $17,700 versus $11,000 in 2003. Gross profit percentage of 69% in 2004 increased compared to 28% in the prior period because a larger percent of the revenues in the recent quarter were from the sale of SDC-based products which are associated with higher margins.

Net loss from continuing operations for the quarter ended October 31, 2004 was $632,900 versus net loss of $783,000 for the same period in 2003. During the quarter, General and Administrative expenses decreased $52,000, or 16%, from $328,400 in fiscal 2003 versus $276,400 in fiscal 2004. Administrative expenses decreased mainly due to a decrease in consulting fees. Selling expense increased approximately $46,200, or 99%, from $46,700 in 2003 to $92,900 in 2004. The increase is primarily due to marketing costs associated with SDC products. Research and Development decreased approximately 25%, or $93,600, over the same period in 2003 from $376,900 to $283,300. This increase was the result of continued time and resources devoted to the development and testing of our emerging pesticide and silver ion technology product lines. Of the loss in the current period, $147,300 is attributable to non-cash items: $87,300 of services paid with stock and warrants, $39,300 of amortization and $20,700 of depreciation.

DISCONTINUED OPERATION
Income from discontinued operations for the quarter ended October 31, 2004 consisted of revenues of $491,100, cost of sales of $259,300 and other costs of $81,600 resulting in a net income of $150,200. Income from discontinued operations for the same period in 2003 consisted of revenues of $467,200, cost of sales of $209,700 and other costs of $131,000 resulting in a net income of $126,500. At October 31, 2004 we had a backlog of $194,700 of water treatment products because cash flow limited our ability to purchase raw materials. Had we been able to fulfill these orders in the current quarter, water treatment revenues would have been substantially higher than those of the same quarter in 2003.

LIQUIDITY AND CAPITAL RESOURCES
From inception through the present, we have financed our operations primarily through our initial public offering in August of 1996 and by subsequent private placement stock sales. In addition, we had obtained short term financing through a $500,000 line of credit. In September 2002, we renegotiated our line of credit and extended it until November 2003. The extension included an increase from $500,000 to $600,000 at an interest rate of 1 1/2 % per month secured against the entire assets of the Company excluding the Axenohl patent. In late December 2003, Charles Siddle, Colt Communications Money Purchase Pension Plan and LeeAnn Newcomb, SPS Business Services, Inc. 401 (K) Profit Sharing Plan filed an action in District Court of Arizona against PURE Bioscience for failure to perform under the terms of their loan agreements. We intend to cure the default and pay-off the loans from the proceeds of the sale of the Water Division. In July 2003, we issued a $300,000 convertible debenture at an interest rate of 10% per annum due July 2004. This loan is in technical default and we also intend to cure the default and pay-off the note from the proceeds of the sale of the Water Division.

We are currently attempting to strengthen our liquidity position by working with an investment banker because we require an outside source of capital to fund planned projects relating to new product development and related product launches, research and development projects and regulatory approvals. Our operations alone may not generate cash flows, within the next twelve months, sufficient to fund planned expansion.

On October 29, 2003, PURE Bioscience and subsidiaries ("PURE") announced that it had entered into an agreement to sell substantially all of the assets and certain related liabilities of the water treatment division, including substantially all of the related machinery, equipment, inventory, work in process, licenses, customer lists and certain intellectual property and certain agreements and contracts. The original buyer has not performed on the contract and we are currently in negotiations with a new party to sell substantially the same water treatment division assets and related liabilities. We expect to close the sale to the new buyer before December 31, 2004. We cannot provide assurance that the transaction will close. We intend to use a portion of the proceeds of this transaction to satisfy outstanding debt. The remaining proceeds should be sufficient to sustain operations and fund product development and commercialization until our bioscience technologies result in positive cash flow.

If the above described asset sale is not completed, we will continue to operate the water treatment division while we solicit other offers for its sale. We believe that this transaction relieves the need for additional funding to properly continue the marketing, selling and further development of our bioscience technologies while still making the necessary investments in the water treatment division to maintain our historical growth rates. To the extent that we do not obtain needed capital through the sale of the water treatment division, we will have to obtain it through the issuance of additional debt or equity or through other means, any one of which may reduce the value to us, perhaps substantially, of any commercialization of bioscience products. There is no guarantee that we would be able to obtain such funding on terms acceptable to us or at all.

By completing the asset sale, we lose our historical revenue stream and become less diversified. By selling our water treatment division assets, we will be selling approximately 87% of our current source of revenue generation (based upon results from the July 31, 2004 fiscal year end). We will become a bioscience company focused on the marketing, selling and continued development of our SDC antimicrobial technology and our Triglycylboride pesticide technology. We may invest in other complementary technologies in the future, but we have no current specific plans to do so at this time. This transaction would increase our business risk because we will be less diversified than before the sale of the water treatment division assets and because our remaining business is in the relatively high-risk, but potentially high reward, field of applied biotechnology.

After the sale, we will become a biotechnology company in a highly regulated field with high investment costs and high risks. We currently sell products based upon our SDC antimicrobial technologies and boric acid based pesticide technology. Our SDC is a platform technology rather than a single use applied technology. As such, products developed from the platform fall under the jurisdiction of multiple U.S. and international regulatory agencies. We currently have Environmental Protection Agency (EPA) registration for our 2400-parts per million (ppm) technical grade SDC concentrate (trade name Axenohl(R)) as well as for our Axen(R) and Axen(R)30 hard surface disinfectant products for commercial, industrial and consumer applications including restaurants, homes and medical facilities. We intend to fund and manage additional EPA regulated product development internally and in conjunction with current regulatory consultants, and we do not expect to be able to introduce additional EPA regulated antimicrobial products for several months.

Our technology also shows promise as a broad-spectrum antimicrobial for use in human and veterinary healthcare products. We have chosen to pursue approvals through the U.S. Food and Drug Administration (FDA) by partnering with Therapeutics, Incorporated, which has assumed responsibility for funding and managing the testing and regulatory process for potential FDA regulated SDC-based products. We expect Therapeutics' experience with drug development and FDA processing, especially with regard to dermal pharmaceuticals, could lead to IND, NDA and/or 510-K filings for SDC-based healthcare products with the FDA. The FDA and comparable agencies in many foreign countries impose substantial limitations on the introduction of new products through costly and time-consuming laboratory and clinical testing and other procedures. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. It may be several years before we are able to introduce any FDA regulated antimicrobial pharmaceutical products. Uses for which no specific antimicrobial claims are made are typically unregulated by any government agency.

Even after we have invested substantial funds in further development of our SDC-based products and related technologies, and even if the results of our efforts are favorable, there can be no guarantee that we will be granted necessary regulatory approvals.

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

Although we have no plans to continue to fund operations with additional private placements of stock following the sale of the water treatment division, we may evaluate opportunities to sell additional equity or debt securities, or obtain credit facilities from lenders to strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

At October 31, 2003, our current assets to liabilities ratio decreased from 0.21 to 0.19. Current assets remained virtually unchanged decreasing $5,200 from $620,600 at July 31, 2004 to $615,400 at October 31, 2004. Current liabilities increased $247,000 from $3,003,200 to $3,250,200. This increase was due mainly an increase in trade accounts payable resulting from the purchase for materials made late in the quarter.

Net fixed assets decreased approximately $17,600 due mainly to depreciation of equipment. Other assets increased approximately $50,700 due to an increase in patents and licenses. Total other assets for quarter ended October 31, 2004 were $4,438,600, of which 99% is attributed to the trust deed receivable and patents and licenses.

Cash flows used from continuing operations were $210,000 in quarter ended October 31, 2004 and $755,300 in 2003. For fiscal 2004, cash flows used in investing activities included $3,100 for the purchase of machinery and equipment. In fiscal 2003 cash flows used in investing activities included $45,000 for the purchase of patents and licenses.

Cash flows from financing activities were $90,000 in fiscal 2004 and $545,000 in fiscal 2003. During the quarter ended October 31, 2004 we conducted a private placement which consisted of 125,000 shares of common stock at a price of $.39 per share and a one-year warrant to purchase 12,500 shares of common stock at $1.50 valued at $1,154 ($0.01 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 137.78% and a risk-free interest rate of 2.25%) for a total of $50,000. Cash flows from financing activities in the current period also included an increase of common stock of $40,000 from the exercise of stock options.

During the quarter ended October 31, 2003 we conducted three private placements to three accredited investors in which we issued 950,000 shares of common stock at prices that range from $0.50 to $0.75 per share for a total of $545,000. In the prior period, cash flows from financing activities included the addition of $100,000 in loans payable from a line of credit renegotiated in September 2002 which was reclassified to long-term debt.

VALUATION OF INTANGIBLE ASSETS
SFAS 142 requires that goodwill and other intangible assets be tested for impairment on an annual basis and between annual tests in certain circumstances. Recoverability of assets to be held for use is based on expectations of future discounted cash flows from the related operations, and when circumstances dictate, we adjust the asset to the extent the carrying value exceeds the fair value of the asset. Our impairment review process is based on the discounted future cash flow approach that uses our estimates of revenue driven by assumed market segment share and estimated costs. Also included in our analysis is an estimate of revenues expected from our agreement with Therapeutics, Inc. We have entered into an agreement with Therapeutics Inc. for the development and commercialization of FDA regulated SDC-based products where Therapeutics is responsible for funding and directing all development activities and regulatory filings. In the agreement Therapeutics Inc. has agreed to reimburse us for $2.2M of pre-contract acquisition and development costs of the SDC intellectual property as well as reimbursement for ongoing intellectual property costs associated with SDC. Following reimbursement of costs, depending on the type of product, we will receive 40% to 90% of all sales proceeds, licensing fees, royalty payments and all other forms of cash and non-cash consideration. We will also realize revenues from the sale of SDC raw material as an active ingredient.

Our judgments related to the expected useful lives of long-lived assets and our ability to realize discounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets and changes in economic and market conditions. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize a material impairment charge, which would result in decreased results of operations, and potentially decrease the carrying value of these assets.

ITEM 3. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13(a)-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II
ITEM 1. LEGAL PROCEEDINGS
On August 8, 2002, Billy Stapleton and Susie Stapleton filed a complaint for patent infringement in the United States District Court Eastern District of Tennessee at Knoxville, against PURE Bioscience' product RoachX. On August 12, 2002 Billy and Susie Stapleton filed an amended complaint. On May 2, 2003 PURE Bioscience filed its answer to amended complaint, denying allegations generally and specifically, and stating nine affirmative defenses to the amended complaint. The trial is scheduled for April 21, 2005. PURE Bioscience believes Stapleton's amended complaint is frivolous and without merit.

In late December 2003, Charles Siddle, Colt Communications Money Purchase Pension Plan and LeeAnn Newcomb, SPS Business Services, Inc. 401 (K) Profit Sharing Plan filed an action in the United States District Court for the District of Arizona against PURE Bioscience for PURE's failure to perform under the terms of its loan agreements. PURE Bioscience intends to cure the default and pay-off the loans from the proceeds of the sale of the Water Division.

In November 2004, PURE received a $14.2 million award resulting from its arbitration proceeding against NVID International, Inc. through the American Arbitration Association International Center for Dispute Resolution. In addition, due to the Arbitrator's determination of material breach by NVID International, PURE's royalty and other contractual obligations to NVID are legally terminated. The award is the result of PURE's October 2003 arbitration action against NVID International and Falken Industries, Ltd. PURE sought damages and relief from continued and ongoing public dissemination of false, misleading and disparaging statements as well as complete cooperation in enforcing and defending the Axenohl patent and related technology. The arbitration was bifurcated and PURE proceeded first against NVID. The arbitration against Falken Industries is pending, and a decision from the United States District Court on PURE's motion to compel Falken's participation in the arbitration is expected shortly. PURE is evaluating the issue of collectibility and potential liability of related individuals and entities.

ITEM 2. CHANGES IN SECURITIES
In August we issued 200,000 shares of common stock in exchange for consulting and legal services. Also in August, we conducted a private placement of stock in which 125,000 shares and a one-year warrant to purchase 12,500 shares of common stock at $1.50 were issued at $0.40 per share for a total of $50,000. Also in August, an option on 80,000 shares was exercised. In September we issued 7,000 shares for payment of directors' expenses. In addition, in September we issued 200,000 shares in exchange for the assignment of two patent rights. Subsequent to quarter end, in November 2004 we issued 200,000 shares of common stock in exchange for consulting and legal services.

With respect to sales made, we relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered solely to accredited or sophisticated investors who were provided all of the current public information available on PURE Bioscience.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-B:

3.1  (1)      -- Articles of Incorporation, Articles of Amendment and Bylaws
3.1.1(13)     -- Articles of Amendment dated March 11, 2002
4.1  (1)      -- Form of Class A Warrant
4.2  (1)      -- Form of Class Z Warrant
4.3  (1)      -- Form of Common Stock Certificate
4.4  (1)      -- Warrant Agreement
4.5  (2)      -- March 2000 Warrant
4.6  (3)      -- January 2001 Warrant
4.7  (4)      -- Convertible Debenture
4.8  (5)      -- Convertible Debenture Purchase Agreement
4.9  (6)      -- Convertible Debenture Warrant
10.1 (1)      -- Employment Contract/Michael L. Krall
10.2 (7)      -- Manufacturing, Licensing and Distribution Agreement dated
                 March 26, 2001
10.3 (8)      -- Axenohl License Agreement
10.4 (9)      -- Weaver - Roach X Assignment
10.5 (9)      -- Dodo Agreement [CONFIDENTIAL TREATMENT REQUESTED FOR CERTAIN
                 OMITTED INFORMATION FILED SEPARATELY]
10.6 (8)      -- Promissory Note of Michael Krall
10.7 (8)      -- Promissory Note of Gary Brownell
10.8 (9)      -- Nutripure Dealer Agreement
10.9 (9)      -- Sales Finance Agreement
10.10 (10)    -- ETIH2O, Inc., Acquisition Agreement
10.11 (11)    -- NVID Litigation Settlement Agreement
10.12 (12)    -- Addendum #1 to NVID Settlement Agreement
10.13 (14)    -- Therapeutics, Inc. Agreement [CONFIDENTIAL TRREATMENT REQUESTED
                 FOR CERTAIN OMITTED INFORMATION FILED SEPARATELY]
10.14 (15)    -- Promissory Note dated November 2003 $4,750,000
10.15 (15)    -- Promissory Note dated January 26, 2004 $100,000
13    (13)    -- Subsidiaries of the Registrant
14.1  (16)    -- Code of Ethics
31.1          -- Section 302 Certification
31.2          -- Section 302 Certification
32.1          -- Section 906 Certification
32.2          -- Section 906 Certification

(1) Incorporated by reference from Form SB-2 registration statement SEC File #333-00434 effective August 8, 1996
(2) Incorporated by reference from S-3 registration statement, SEC File #333-36248 effective on May 17, 2000
(3) Incorporated by reference from S-3 registration statement, SEC File #333-55758 effective on February 26, 2001
(4) Incorporated by reference from S-3 registration statement, SEC File #333-61664 filed on May 25, 2001
(5) Incorporated by reference from pre-effective amendment no. 1 to S-3 registration statement, SEC File #333-61664 filed on July 10, 2001
(6) Incorporated by reference from pre-effective amendment no. 2 to S-3 registration statement, SEC File #333-61664 filed on August 13, 2001
(7) Incorporated by reference from Current Report on Form 8-K filed on May 24, 2001 as amended on October 19, 2001
(8) Incorporated by reference from the Amended Annual Report on Form 10KSB for the fiscal year ended July 31, 2000 filed on October 19, 2001
(9) Incorporated by reference from Amended Form 10QSB for the nine month period ended April 30, 2001 filed on October 19, 2001
(10) Incorporated by reference from the Amended Annual Report on Form 10KSB for the fiscal year ended July 31, 2001 filed on November 13, 2001
(11) Incorporated by reference from Current Report on Form 8-K filed on December 6, 2001
(12) Incorporated by reference from Amended Current Report on Form 8-K filed on December 7, 2001
(13) Incorporated by reference from the Annual Report on Form 10KSB for the fiscal year ended July 31, 2002 filed on October 29, 2003
(14) Incorporated by reference from the Amended Annual Report on Form 10KSB for the fiscal year ended July 31, 2003 filed on January 30, 2004
(15) Incorporated by reference from the Amended Quarterly Report for the three month period ended October 31, 2003 filed on February 27, 2004
(16) Incorporated by reference from the Annual Report on Form 10KSB for the fiscal year ended July 31, 2004 filed on October 29, 2004




B.   Reports on Form 8-K: None.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PURE BIOSCIENCE


                              By:       /s/ Michael L. Krall
                                        --------------------------------
                                        Michael L. Krall, President/CEO
                                        December 13, 2004


                              By:       /s/ Gary Brownell
                                        --------------------------------------
                                        Gary Brownell, Chief Financial Officer
                                        December 13, 2004