Form 10QSB
period 2005-01-31
PURE BIOSCIENCE
filed 2005-03-17
CIK 1006028

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended January 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from______ to _______

         Commission File number 0-21019

   PURE Bioscience
(Name of small business issuer in its charter)

California	33-0530289
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1725 Gillespie Way, El Cajon, California 92020
(Address of principal executive offices)

619 596 8600
Issuer’s telephone number

        Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X    No

        State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 17,920,917 as of March 15, 2005.

Part 1.	Financial Information Item 1. Item 2. Item 3.
Financial Statements
Balance Sheets as of July 31, 2004 and January 31, 2005
Statements of Operations for the three and six months ended January 31, 2005 and 2004
Statements of Cash Flows for the six months ended January 31, 2005 and 2004
Management's Discussion and Analysis of Financial Condition and Results of Operations
Controls and Procedures

Part II	Other Information Item 1. Item 2. Item 3. Item 4. Item 5. Item 6. Signatures and Certifications	Legal Proceedings Changes in Securities Defaults Upon Senior Securities: None Submission of Matters to a Vote of Security Holders: None Other Information Exhibits and Reports on Form 8-K

CONSOLIDATED BALANCE SHEETS

	(Unaudited) January 31 2005	July 31 2004
ASSETS
Current Assets
Cash and cash equivalents	$136,738	$17,366
Accounts receivable, net of allowance for doubtful
accounts of $ 59,000 at July 31, 2004
and $17,500 at January 31, 2005	157,856	238,487
Inventories	176,875	172,933
Interest receivable	--	191,849

Total current assets	471,469	620,635

Property, Plant and Equipment
Property, plant and equipment	133,599	167,173

Total property, plant and equipment	133,599	167,173

Other Assets
Trust deed receivable	2,035,000	2,035,000
Interest receivable	292,671	--
Deposits	9,744	9,744
Patents and licenses	2,382,026	2,343,235

Total other assets	4,719,441	4,387,979

Assets of the water division held for resale	224,215	306,258

Total assets	$5,548,724	$5,482,045

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable	$954,803	$973,581
Accrued liabilities	734,480	594,633
Notes payable	300,000	300,000
Loans from shareholders	1,225,000	1,135,000

Total current liabilities	3,214,283	3,003,214

Liabilities of the water division held for resale	57,012	44,464

Stockholders' Equity
Preferred Stock	--	--
Class A common stock, no par value: authorized
50,000,000 shares, issued and outstanding
15,457,310 at July 31, 2004 and
16,950,977 at January 31, 2005	18,688,927	17,834,139
Warrants: issued and outstanding 1,430,723
warrants	839,722	837,894
Accumulated deficit	(17,251,220)	(16,237,666)

Total stockholders' equity	2,277,429	2,434,367

Total liabilities and stockholders' equity	$5,548,724	$5,482,045

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Six Months Ended January 31		For the Three Months Ended January 31
	2005	2004	2005	2004
Net revenues	$76,411	$94,057	$50,964	$54,764
Cost of sales	21,785	51,710	14,046	23,377

Gross profit	54,626	42,347	36,918	31,387

Selling expenses	294,387	65,725	201,465	19,029
General and administrative expenses	487,707	600,914	211,314	272,482
Research and development	670,017	839,275	386,760	462,334

Total operating costs	1,452,111	1,505,914	799,539	753,845

Loss from operations	(1,397,485)	(1,463,567)	(762,621)	(722,458)

Other income and (expense):
Interest income	100,822	32,329	50,411	—
Interest expense	(101,109)	(119,474)	(55,661)	(46,372)
Other	(6,977)	(1,843)	(3,958)	(749)

Total other income (expense)	(7,264)	(88,988)	(9,208)	(47,121)

Loss from continuing operations	(1,404,749)	(1,552,555)	(771,829)	(769,579)
Discontinued operations:
Income from discontinued operations	391,195	264,663	241,025	138,157

Net loss	$(1,013,554)	$(1,287,892)	$(530,804)	$(631,422)

Net loss per common share, basic and diluted
Continuing operations	$(0.08)	$(0.12)	$(0.04)	$(0.06)
Discontinued operations	0.02	0.02	0.01	0.01

Net loss	$(0.06)	$(0.10)	$(0.03)	$(0.05)

CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICITS	(Unaudited) Six Months Ended January 31 2005	Year Ended July 31 2004	(Unaudited) Three Months Ended January 31 2004	Year Ended July 31 2004
Balance, beginning of period	$(16,237,666)	$(13,930,003)	$(16,237,666)	$(13,930,003)
Net income (loss)	(1,013,554)	(2,307,663)	(482,749)	(2,307,663)

Balance, end of period	$(17,251,220)	$(16,237,666)	$(16,720,415)	$(16,237,666)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended January 31
	2005	2004
Cash flows from operating activities
Net loss	$(1,013,554)	$(1,287,893)
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization	78,669	81,022
Depreciation	40,633	54,920
Services and interest paid for with stock and warrants	296,087	204,744
Income from discontinued operations	(391,195)	(264,663)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	80,631	(36,925)
(Increase) decrease in due from officers and employees	--	61
(Increase) decrease in prepaid expense	--	(25,674)
(Increase) decrease in interest receivable	(100,823)	--
(Increase) decrease in inventory	(3,942)	(12,144)
(Increase) decrease in deposits	--	(403)
Increase (decrease) in accounts payable	(18,778)	(162,915)
Increase (decrease) in accrued liabilities	129,876	290,177
Increase (decrease) in loans from shareholders	90,000	--

Net cash provided (used) by operating
activities	(812,396)	(1,159,693)

Cash flows from investing activities
Purchase of patents and licenses	(27,461)	(45,000)
Purchase of property, plant and equipment	(7,060)	(2,423)

Net cash (used) in investing activities	(34,521)	(47,423)

Cash flows from financing activities
Proceeds from debt obligations	90,000	100,000
Proceeds from sale of common stock	480,500	745,000

Net cash provided by financing activities	570,500	845,000

Cash flows from discontinued operations	395,789	302,508

Net increase (decrease) in cash and cash equivalents	119,372	(59,608)
Cash and cash equivalents at beginning of period	17,366	251,087

Cash and cash equivalents at end of period	$136,738	$191,479

Supplemental disclosures of cash flow information
Cash paid for interest	$--	$89,602
Cash paid for taxes	$3,416	$--
Noncash investing and financing activities:
Value of shares issued for assets and services	$92,275	$145,000
Value of options issued for services	$453,750	$--
Trust Deed received in exchange for stock	$--	$2,035,000

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

Note 2. Business Segment and Sales Concentrations
In accordance with the provisions of SFAS No. 131, certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance. In determining operating segments, the Company reviewed the current management structure reporting to the chief operating decision-maker (‘CODM’) and analyzed the reporting the CODM receives to allocate resources and measure performance.

The Company’s business activity was divided, managed and conducted in two basic business segments, the Water Treatment segment and the Bioscience segment. These two segments were determined by management based upon the inherent differences in the end use of the products, the inherent differences in the value added processes made by the Company, the differences in the regulatory requirements and the inherent differences in the strategies required to successfully market finished products. The Water Treatment segment included Commercial Water and Residential Retail products and the Nutripure Water Dealer program. Bioscience includes the silver dihydrogen citrate antimicrobial and the Innovex line of pest control products. Because the Company plans to sell the Water Treatment segment, it is now reported as Discontinued Operations in the financial statements.

Segment information is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating income based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with U.S. generally accepted accounting principles.

FOR THE THREE MONTHS ENDED JANUARY 31, 2004	Water Treatment (Discontinued)	Bioscience	Reconciling Amounts	Consolidated
Revenues
Commercial Water Treatment
Fillmaster Products	$284,300	$—	$—	$284,300
Replacement Filters (Includes CSP 2000)	145,900	—	—	145,900
Residential Water Treatment	22,200	—	—	22,200
Water Dealer Program	18,400	—	—	18,400
Antimicrobials	—	33,500	(3,000)	30,500
Pesticides	—	24,300	—	24,300

Total Revenues	$470,800	$57,800	$(3,000)	$525,600

Operating Income/(Loss)	$138,200	$(36,600)	$(733,000)	$(631,400)

Segment Assets	$340,700	$2,639,200

FOR THE THREE MONTHS ENDED JANUARY 31, 2005	Water Treatment (Discontinued)	Bioscience	Reconciling Amounts	Consolidated
Revenues
Commercial Water Treatment
Fillmaster Products	$474,200	$—	$—	$474,200
Replacement Filters (Includes CSP 2000)	180,200	—	—	180,200
Residential Water Treatment	(5,600)	—	—	(5,600)
Water Dealer Program	—	—	—	—
Antimicrobials	—	50,600	—	50,600
Pesticides	—	300	—	300

Total Revenues	$648,800	$50,900	$—	$699,700

Operating Income/(Loss)	$241,000	$(549,300)	$(222,500)	$(530,800)

Segment Assets	$224,200	$2,730,500

FOR THE SIX MONTHS ENDED JANUARY 31, 2004	Water Treatment (Discontinued)	Bioscience	Reconciling Amounts	Consolidated
Revenues
Commercial Water Treatment
Fillmaster Products	$520,300	$—	$—	$520,300
Replacement Filters (Includes CSP 2000)	330,100	—	—	330,100
Residential Water Treatment	48,200	—	—	48,200
Water Dealer Program	36,400	—	—	36,400
Antimicrobials	—	42,100	(3,000)	39,100
Pesticides	—	55,000	—	55,000

Total Revenues	$935,000	$97,100	$(3,000)	$1,029,100

Operating Income/(Loss)	$264,600	$(93,600)	$(1,458,900)	$(1,287,900)

Segment Assets	$324,500	$3,096,600

FOR THE SIX MONTHS ENDED JANUARY 31, 2005	Water Treatment (Discontinued)	Bioscience	Reconciling Amounts	Consolidated
Revenues
Commercial Water Treatment
Fillmaster Products	$796,400	$—	$—	$796,400
Replacement Filters (Includes CSP 2000)	349,100	—	—	349,100
Residential Water Treatment	—	—
	(5,600)	—	—	(5,600)
Water Dealer Program	—	—	—
Antimicrobials	—	74,700	—	74,700
Pesticides	—	1,700	—	1,700

Total Revenues	$1,139,900	$76,400	$—	$1,216,300

Operating Income/(Loss)	$391,200	$(814,900)	$(589,900)	$(1,013,600)

Segment Assets	$224,200	$2,730,500

Significant customers primarily consisted of domestic retail chain pharmacies. Sales concentrations to major chain stores were approximately $346,400 and export sales were $118,800 for the quarter ended January 31, 2005. Sales concentrations to major chain stores were approximately $387,700 and export sales were $23,800 for the three months ended January 31, 2004. In the current quarter one major retail chain pharmacy accounted for 11% of consolidated sales.

Note 3. Common Stock
In August we issued options on 200,000 of common stock in exchange for consulting and legal services valued at $85,000. Also in August, we conducted a private placement which consisted of 125,000 shares of common stock at a price of $.39 per share and a one-year warrant to purchase 12,500 shares of common stock at $1.50 valued at $1,154 ($0.01 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 137.78% and a risk-free interest rate of 2.25%) for a total of $50,000. In September we issued 7,000 shares valued at $2,275 ($0.33 per share) for payment of directors’ expenses. In addition, in September the Company issued 200,000 shares valued at $90,000 ($0.45 per share) in exchange for the assignment of two patent rights.

In November the Company issued 200,000 shares of common stock valued at $100,000 (based upon the market price of the stock at the time the services were rendered) for consulting and legal services. The Company also issued options on 275,000 shares in exchange for consulting services with exercise prices ranging from $0.50 to $0.80 valued at $94,491 (based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 137.78% and a risk-free interest rate of 2.25%) In December the company issued 300,000 shares of common stock valued at $150,000 (based upon the market price of the stock at the time the services were rendered) for consulting services valued at the fair value of the services of $150,000. Also in December we conducted two private placements valued at $200,000 (366,667 shares of common stock at an average price of $0.5455 per share). The Company also received $10,500 from the exercise of employee options.

In January the company issued 5,000 shares of common stock valued at $4,350 (based upon the market price of the stock at the time the services were rendered) in exchange for business services. Also in January the company conducted a private placement which consisted of 60,000 shares of common stock at a price of $.49 per share and a one-year warrant to purchase 6,000 shares of common stock at $1.00 valued at $674 ($0.01 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 137.78% and a risk-free interest rate of 2.25%) for a total of $30,000.

Note 4. Warranty Liability
In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. Interpretation 45 is effective for financial statements of interim or annual periods fiscal years ending after December 15, 2002 and requires the following disclosures of the Company’s product warranties:

The Company provides a standard warranty of two years for replacement parts on all Fillmaster systems sold. Most of the Company’s chain customers have entered into multi-year contracts for the Customer Service Plan 2000. The CSP 2000 provides an extended warranty on all PURE Bioscience pharmacy products; significant discounts on maintenance item costs; annual software upgrades for the Fillmaster 1000e and Scanmaster; automatic replacement filter shipments; and simplified, annual invoicing. When the customer buys a system on the Customer Service Plan 2000 they agree to pay a fixed annual fee that covers replacement filters and parts. The Company monitors the costs of providing replacement parts other than filters. This cost has remained steady and is computed as a percentage of related revenues. The following is a summary of changes in the Company’s product warranty liability.

	Beginning Liability	Expense Incurred	Warranty Payments	Ending Liability
Six Months Ended January 31, 2004	$42,430	$14,063	$10,381	$46,112

Six Months Ended January 31, 2005	$47,453	$19,059	$9,500	$57,012

Note 5. Loans from Director/Shareholder
In November of 2004 the Company received a loan from a director/shareholder for $90,000 with an interest rate of 8% per annum and a warrant to purchase 18,000 shares of common stock. The note was originally due in 30 days, but has been extended to April 29, 2005 in exchange for an additional warrant to purchase 18,000 shares. The warrants were valued at $9,971($0.28 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 137.78% and a risk-free interest rate of 2.25%).

Note 6. Reclassifications
Certain reclassifications have been made to previously reported statements to conform to the Company’s current financial statement format.

Note 7. Sale of Water Treatment Division and Discontinued Operations
On October 29, 2003, PURE Bioscience and subsidiaries (“PURE”) announced that it had entered into an agreement to sell substantially all of the assets and certain related liabilities of the water treatment division, including substantially all of the related machinery, equipment, inventory, work in process, licenses, customer lists and certain intellectual property and certain agreements and contracts. The original buyer has not performed on the contract and the Company is currently in negotiations with a new party to sell substantially the same water treatment division assets and related liabilities.

In accordance with SFAS 144, the assets and liabilities of the water division are classified as held for sale and are presented separately in the balance sheet. In addition, the results of operations from the water division have been reported as discontinued operations, and were historically shown as the Company’s water treatment segment for financial reporting.

Components of the results of discontinued operations are:

	Three Months Ended January 31, 2005	Three Months Ended January 31, 2004
Net revenues	$648,840	$470,800
Cost of sales	343,262	192,500
Other expenses	64,578	140,100

Total	$241,000	$138,200

	Six Months Ended January 31, 2005	Six Months Ended January 31, 2004
Net revenues	$1,139,900	$935,000
Cost of sales	602,500	402,100
Other expenses	146,200	268,300

Total	$391,200	$264,600

Assets and liabilities of the water division held for sale include:

	January 31, 2005	July 31, 2004
Inventories and other current assets	$141,200	$198,100
Property, plant and equipment	83,000	108,100

Total	224,200	306,200
Accrued liabilities	57,000	44,500

Net assets and liabilities of the water division held for sale:	$167,200	$261,700

Note 8. Subsequent Events
Subsequent to quarter end, in March the company issued a private placement to thirteen accredited investors valued at $515,000 (1,030,000 shares of common stock at $.50 per share).

The interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the financial statements not misleading.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the audited and unaudited financial statements of PURE Bioscience.

Overview
PURE Bioscience (formerly Innovative Medical Services) began as a provider of pharmaceutical water purification products. Although our current revenues are still primarily from the pharmacy industry, we have expanded from our niche pharmacy market into other, broader markets with new, proprietary bioscience products based upon our silver ion antimicrobial technologies and boric acid based pesticide technologies. In November 2003, we announced that we signed a definitive agreement to sell our water treatment business to Data Recovery Continuum, Inc. (DRCI), a Delaware corporation based in California, for $2.75 million in cash plus up to $1.25 million in deferred payments over the next year. The original buyer has not performed on the contract and we are currently in negotiations with a new party to sell only the water treatment division assets and related liabilities. In the meantime, although we record the water treatment business as a discontinued operation, we continue to operate the water treatment division and retain the profits from that division.

Water Treatment Division (Discontinued Operation) The Fillmaster® pharmaceutical water purification, dispensing and measuring products include the Pharmapure® water purification system, the FMD 550 dispenser, the patented Fillmaster 1000e computerized dispenser and the patented Scanmaster™ bar code reader. We also market proprietary National Sanitation Foundation certified replacement filters for the Fillmaster Systems. Our Nutripure® line of water treatment and filtration systems includes a line of Nutripure whole-house water softening systems, a line of Nutripure reverse osmosis point-of-use systems, the Nutripure 2000 countertop water filtration system and the Nutripure Sport filtered sport bottle. Results from this division are shown separately as “Discontinued Operation.”

Bioscience Division Our bioscience division features an aqueous disinfectant, silver dihydrogen citrate (SDC). A patented new molecule, SDC is an electrolytically generated source of stabilized ionic silver that can serve as the basis for a broad range of products in diverse markets. SDC liquid is colorless, odorless, tasteless and non-caustic and formulates well with other compounds. As a platform technology, our SDC-based antimicrobial is distinguished from competitors in the marketplace because of its superior efficacy combined with reduced toxicity. We produce and market pre-formulated, ready-to-use product, as well as varying strengths of SDC concentrate as an additive or raw material for inclusion in other companies’ products.

We currently have Environmental Protection Agency (EPA) registration for our 2400-parts per million (ppm) technical grade SDC concentrate (trade name Axenohl®) as well as for its Axen® and Axen®30 hard surface disinfectant products for commercial, industrial and consumer applications including restaurants, homes and medical facilities. The Axen30 EPA registration includes a 30 second kill time on standard indicator bacteria, a 24 hour residual kill on standard indicator bacteria, a 2 minute kill time on some resistant strains of bacteria, 10 minute kill time on fungi, 30 second kill time on HIV Type I, and 10 minute kill time on other viruses. These claims distinguish the efficacy of Axen30 from many of the leading commercial and consumer products currently on the market, while maintaining lower toxicity ratings. Based on the EPA toxicity categorization of antimicrobial products that ranges from Category I (high toxicity) down to Category IV, Axen30 is an EPA Category IV antimicrobial for which precautionary labeling statements are normally not required. This compares with Category II warning statements for most leading brands of disinfectant products.

Our technology also shows promise as a broad-spectrum antimicrobial for use in human and veterinary healthcare products. We have chosen to pursue approvals through the U.S. Food and Drug Administration (FDA) by partnering with Therapeutics, Incorporated, which has assumed responsibility for funding and managing the testing and regulatory process for potential FDA regulated SDC-based products. Therapeutics, Incorporated is focusing on development of SDC-based products for the treatment of bacterial, viral and fungal mediated diseases and conditions, beginning with women’s health products and acne treatment products. Therapeutics, Incorporated expects its development work will result in multiple Investigational New Drug (IND) filings with the US FDA.

The bioscience division also includes a patent-pending pesticide technology, Triglycylboride™ which, like silver dihydrogen citrate, provides effective results without human toxicity and is an alternative to traditional poisons. Triglycylboride has been formulated into EPA registered RoachX™ and AntX™, the key products in our Innovex™ line of pest control products. In addition, the Innovex line features our EPA-exempt non-toxic TrapX rodent lure, and our EPA registered CleanKill™, the SDC-based hard surface disinfectant for the pest control industry. The pest control products are being marketed to both commercial pest control and consumer products companies.

Results of Operations for the Three Months Ended January 31, 2005 Versus Three Month Ended January 31, 2004
Last year we decided to sell our water treatment division. Following the closing of the divestment transaction, we will be focused on our bioscience segment. Our current bioscience technologies include our silver dihydrogen citrate-based antimicrobial products and our boric acid-based pesticide products. We will realize a gain on the water treatment division sale of approximately $2,000,000 after federal and California income taxes. Revenues and expenses of the Water Division are now netted and shown on the income statement as Income from Discontinued Operations.

During the quarter ended January 31, 2005, bioscience segment revenues of $51,000 decreased 7% compared to $54,800 in the prior period. The antimicrobial market is highly competitive, and we anticipate that market acceptance of a brand new technology may be a long term achievement. In addition to competition challenges, we believe that the investment necessary to pursue research testing and regulatory approval for silver dihydrogen citrate antimicrobial products will continue to be significant. As we receive additional regulatory approvals for silver dihydrogen citrate, however, we expect revenues to develop quickly. For example, now that we have received EPA approval on Axen-30, our silver dihydrogen citrate -based hard surface disinfectant, we expect to see a shift toward increasing bioscience division product sales in the coming year, and we believe that sales of Axen-30 will have a significant impact on revenues in the future. We continue to believe that pesticide technologies will have a material impact on revenues in the coming year, and we continue to believe that the silver ion technologies will ultimately become the largest revenue generator for PURE Bioscience.

Gross profit for the quarter ended January 31, 2005 was $36,900 versus $31,400 in 2004. Gross profit percentage of 72% in 2005 increased compared to 57% in the prior period.

Net loss from continuing operations for the quarter ended January 31, 2005 was $771,800, remained virtually unchanged compared to the net loss of $769,600 for the same period in 2004. During the quarter, General and Administrative expenses decreased $61,200, or 22%, from $272,500 in fiscal 2004 versus $211,300 in fiscal 2005. Administrative expenses decreased mainly due to a decrease in consulting fees. Selling expense increased approximately $182,400 from $19,000 in 2004 to $201,500 in 2005. The increase is primarily due to marketing costs associated with silver dihydrogen citrate products. Research and Development decreased approximately 18%, or $75,600, over the same period in 2004 from $462,300 to $386,800. Research and Development expense decreased primarily due to a reduction in regulatory consulting fees paid during the quarter.

Results of Operations for the Six Months Ended January 31, 2005 Versus Six Month Ended January 31, 2004
During the six months ended January 31, 2005, bioscience segment revenues of $76,400 decreased 19% compared to $94,000 in the prior period. Gross profit for the period ended January 31, 2005 was $54,600 versus $42,300 in 2004. Gross profit percentage of 71% in 2005 increased compared to 45% in the prior period. This was the result of a higher proportion of silver dihydrogen citrate sales compared to pesticide revenues.

Net loss from continuing operations for the six months ended January 31, 2005 was $1,404,700 versus net loss of $1,552,600 for the same period in 2004. During the recent six months, General and Administrative expenses decreased $113,200, or 19%, from $600,900 in fiscal 2004 versus $487,700 in fiscal 2005. Administrative expenses decreased mainly due to a decrease in consulting fees. Selling expense increased approximately $228,700 from $65,700 in 2004 to $294,400 in 2005. The increase is primarily due to marketing costs associated with silver dihydrogen citrate antimicrobial products. Research and Development decreased approximately 20%, or $169,300, over the same period in 2004 from $839,300 to $670,000. The decrease in Research and Development is primarily due to a reduction in outside regulatory services during the period. Of the loss in the current period, $527,600 is attributable to non-cash items: $386,100 of services and interest paid with stock and warrants, $78,700 of amortization, and $62,800 of depreciation.

Discontinued Operation
Income from discontinued operations for the six months ended January 31, 2004 consisted of revenues of $1,139,900, cost of sales of $602,500 and other costs of $146,200 resulting in a net income of $391,200. Income from discontinued operations for the same period in 2004 consisted of revenues of $935,000, cost of sales of $402,100 and other costs of $268,300 resulting in a net income of $264,600.

Liquidity and Capital Resources
From inception through the present, we have financed our operations primarily through our initial public offering in August of 1996 and by subsequent private placement stock sales. In addition, we had obtained short term financing through a $500,000 line of credit. In September 2002, we renegotiated our line of credit and extended it until November 2003. The extension included an increase from $500,000 to $600,000 at an interest rate of 1 ½ % per month secured against the entire assets of the Company excluding the silver dihydrogen citrate (Axenohl) patent. In late December 2003, Charles Siddle, Colt Communications Money Purchase Pension Plan and LeeAnn Newcomb, SPS Business Services, Inc. 401 (K) Profit Sharing Plan filed an action in District Court of Arizona against PURE Bioscience for failure to perform under the terms of their loan agreements. We intend to cure the default and pay-off the loans from the proceeds of the sale of the Water Division. In July 2003, we issued a $300,000 convertible debenture at an interest rate of 10% per annum due July 2004. Subsequent to the end of the quarter, on March 16, 2005, we repaid this loan in full.

We are currently attempting to strengthen our liquidity position by working with an investment banker because we require an outside source of capital to fund planned projects relating to new product development and related product launches, research and development projects and regulatory approvals. Our operations alone may not generate cash flows within the next twelve months sufficient to fund planned expansion.

On October 29, 2003, PURE Bioscience and subsidiaries (“PURE”) announced that it had entered into an agreement to sell substantially all of the assets and certain related liabilities of the water treatment division, including substantially all of the related machinery, equipment, inventory, work in process, licenses, customer lists and certain intellectual property and certain agreements and contracts. The original buyer has not performed on the contract and we are currently in negotiations with a new party to sell substantially the same water treatment division assets and related liabilities. We cannot provide assurance that the transaction will close. We intend to use a portion of the proceeds of this transaction to satisfy outstanding debt. The remaining proceeds will be used to sustain operations and fund product development and commercialization until our bioscience technologies result in positive cash flow. We anticipate raising additional capital through the issuance of debt or equity as necessary to fund product and commercialization.

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

After the sale, we will become a biotechnology company in a highly regulated field with high investment costs and high risks. We currently sell products based upon our SDC antimicrobial technologies and boric acid based pesticide technology. Our SDC is a platform technology rather than a single use applied technology. As such, products developed from the platform fall under the jurisdiction of multiple U.S. and international regulatory agencies. We currently have Environmental Protection Agency (EPA) registration for our 2400-parts per million (ppm) technical grade SDC concentrate (trade name Axenohl®) as well as for our Axen® and Axen®30 hard surface disinfectant products for commercial, industrial and consumer applications including restaurants, homes and medical facilities. During the quarter, PURE obtained registration from the California Department of Pesticide Regulation for its silver dihydrogen citrate-based Axen30 hard surface disinfectant. Axen30 is also registered by the U.S. Environmental Protection Agency (EPA) and each of the 49 other states. We intend to fund and manage additional EPA regulated product development internally and in conjunction with current regulatory consultants, and we do not expect to be able to introduce additional EPA regulated antimicrobial products for several months.

Our technology also shows promise as a broad-spectrum antimicrobial for use in human and veterinary healthcare products. We have chosen to pursue approvals through the U.S. Food and Drug Administration (FDA) by partnering with Therapeutics, Incorporated, which has assumed responsibility for funding and managing the testing and regulatory process for potential FDA regulated SDC-based products. We expect Therapeutics’ experience with drug development and FDA processing, especially with regard to dermal pharmaceuticals, could lead to IND, NDA and/or 510-K filings for SDC-based healthcare products with the FDA. The FDA and comparable agencies in many foreign countries impose substantial limitations on the introduction of new products through costly and time-consuming laboratory and clinical testing and other procedures. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. It may be several years before we are able to introduce any FDA regulated antimicrobial pharmaceutical products. Uses for which no specific antimicrobial claims are made are typically unregulated by any government agency.

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

At January 31, 2005, our current assets to liabilities ratio decreased from 0.21 to 0.15. Current assets decreased $149,200 from $620,600 at July 31, 2004 to $471,500 at January 31, 2005. The 24% difference is primarily attributed to a reclassification of interest receivable from Current to Other Assets and an increase of cash on hand. Current liabilities increased $201,100 from $3,003,200 to $3,214,300. The increase in liabilities is mainly attributed to the $90,000 loan from the director/shareholder discussed above and an increase of accrued liabilities of $139,800 which includes interest payable.

Net fixed assets decreased approximately $33,600 due mainly to depreciation of equipment. Other assets increased approximately $38,800 due primarily to an increase in patents and licenses. Other assets of $4,426,800 consist almost entirely of the following: Patents and licenses of $2,382,000 and a $2,035,000 Trust deed receivable.

Cash flows used from continuing operations were $812,400 in six months ended January 31, 2005 and $1,159,700 in 2004. For fiscal 2005, cash flows used in investing activities included $27,500 for the purchase of patents and licenses and $7,000 for the purchase of machinery and equipment. In fiscal 2004 cash flows used in investing activities included $45,000 for the purchase of patents and licenses and $2,400 for the purchase of machinery and equipment.

Cash flows from financing activities were $570,500 for six months ended January 31, 2005. During the period the company borrowed $90,000 from a director/shareholder. In August the company conducted a private placement which consisted of 125,000 shares of common stock at a price of $.39 per share and a one-year option to purchase 12,500 shares of common stock at $1.50 valued at $1,154 ($0.01 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, Volatility of 137.78% and a risk-free interest rate of 2.25%) for a total of $50,000. Also in August, the company issued 80,000 shares of common stock valued at $40,000. During the three months ending January 31, 2005 the company engaged in the following financing activities: In December the company conducted two private placements valued at $200,000 (366,667 shares of common stock at an average price of $0.5455 per share). Also in December, the company received $150,000 from the exercise of 300,000 shares of common stock issued at $0.50 per share. In January the company conducted a private placement of 60,000 shares of common stock at $0.49 per share and a one-year warrant to purchase 6,000 shares of common stock at $1.00 valued at $674 ($0.01 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 137.78% and a risk-free interest rate of 2.25%) for a total of $30,000. In addition, the Company received $10,500 from the exercise of an employee option during the recent quarter. The total equity raise for the period was $480,500.

In the prior period ending January 31, 2004, cash flows from financing activities were $845,000. During the period the company borrowed $100,000 from a private lender. Also during the period ended January 31, 2004 the Company conducted two private placements in which it issued 250,000 shares of common stock at a price of $0.50 per share for a total of $125,000. On October 21, 2003 the Company issued a security which included 700,000 shares of common stock at a price of $0.60 per share and a one-year warrant to purchase 84,000 shares of common stock at $0.80 per share. The warrants were valued at $21,220 ($0.25 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 137.78% and a risk-free interest rate of 5.25. On January 29, 2004 the Company conducted a private placement in which it sold two units of Company securities. Each unit consisted of 200,000 shares of common stock at a price of $.50 per share and a one-year warrant to purchase 50,000 shares of common stock at $1.00 valued at $20,296 ($0.20 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 137.78% and a risk-free interest rate of 5.25%) The total equity raise for the period was $745,000.

Valuation of Intangible Assets
SFAS 142 requires that goodwill and other intangible assets be tested for impairment on an annual basis and between annual tests in certain circumstances. Recoverability of assets to be held for use is based on expectations of future discounted cash flows from the related operations, and when circumstances dictate, the Company adjusts the asset to the extent the carrying value exceeds the fair value of the asset. Our impairment review process is based on the discounted future cash flow approach that uses our estimates of revenue driven by assumed market segment share and estimated costs. Also included in our analysis is an estimate of revenues expected from our agreement with Therapeutics, Inc. We have entered into an agreement with Therapeutics Inc. for the development and commercialization of FDA regulated silver dihydrogen citrate-based products where Therapeutics is responsible for funding and directing all development activities and regulatory filings. In the agreement Therapeutics Inc. has agreed to reimburse the Company for $2.2M of pre-contract acquisition and development costs of the silver dihydrogen citrate intellectual property as well as reimbursement for ongoing intellectual property costs associated with silver dihydrogen citrate. Following reimbursement of costs, depending on the type of product, the Company will receive 40% to 90% of all sales proceeds, licensing fees, royalty payments and all other forms of cash and non-cash consideration. The Company will also realize revenues from the sale of silver dihydrogen citrate raw material as an active ingredient.

Judgments made by the Company related to the expected useful lives of long-lived assets and the Company’s ability to realize discounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets and changes in economic and market conditions. As the Company assesses the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause the Company to realize a material impairment charge, which would result in decreased results of operations, and potentially decrease the carrying value of these assets.

Item 3. Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13(a)-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II
Item 1. Legal Proceedings
On August 8, 2002, Billy Stapleton and Susie Stapleton filed a complaint for patent infringement in the United States District Court Eastern District of Tennessee at Knoxville, against PURE Bioscience’ product RoachX. On August 12, 2002 Billy and Susie Stapleton filed an amended complaint. On May 2, 2003 PURE Bioscience filed its answer to amended complaint, denying allegations generally and specifically, and stating nine affirmative defenses to the amended complaint. The trial has been rescheduled from April 21, 2005 to May 26, 2005. PURE Bioscience believes Stapleton’s amended complaint is frivolous and without merit.

In late December 2003, Charles Siddle, Colt Communications Money Purchase Pension Plan and LeeAnn Newcomb, SPS Business Services, Inc. 401 (K) Profit Sharing Plan filed an action in the United States District Court for the District of Arizona against PURE Bioscience for PURE’s failure to perform under the terms of its loan agreements. PURE Bioscience intends to cure the default and pay-off the loans from the proceeds of the sale of the Water Division.

In November 2004, PURE received a $14.2 million award resulting from its arbitration proceeding against NVID International, Inc. through the American Arbitration Association International Center for Dispute Resolution. In addition, due to the Arbitrator’s determination of material breach by NVID International, PURE’s royalty and other contractual obligations to NVID are legally terminated. The award is the result of PURE’s October 2003 arbitration action against NVID International and Falken Industries, Ltd. PURE sought damages and relief from continued and ongoing public dissemination of false, misleading and disparaging statements as well as complete cooperation in enforcing and defending the Axenohl patent and related technology. The arbitration was bifurcated and PURE proceeded first against NVID. In January 2005, the United States District Court issued an Order granting PURE’s motion to compel Falken Industries to arbitration. Falken has filed an appeal with the U.S. Court of Appeal for the Ninth Circuit. PURE is evaluating the issue of collectibility and potential liability of related individuals and entities.

On December 31, 2004, Nickel Ltd. filed an action with the Paris Commercial Court in France seeking €1,952,129 in damages resulting from PURE’s alleged breach of a distribution contract between PURE and Nickel. PURE management considered the suit frivolous and without merit. On March 15, 2005, after determining that he had jurisdiction, the President of the Paris Commercial Court rejected any and all claims made by Nickel against PURE Bioscience.

Item 2. Changes in Securities
In November 2004 we issued 200,000 shares of common stock in exchange for consulting and legal services. In December 2004, we received $160,500 from the exercise of options on 330,000 shares. In December 2004 and January 2005, we conducted private placements of 426,667 shares of common stock at an average price of $0.539 to three accredited investors. Also in January, we issued 5,000 shares of common stock in exchange for business services. Subsequent to quarter end, in March 2005, we conducted a private placement of 1,030,000 shares of common stock at $0.50 per share to thirteen accredited investors.

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

Item 6. Exhibits And Reports On Form 8-K

A.     The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-B:

3.1 (1)
3.1.1(13)
4.1 (1)
4.2 (1)
4.3 (1)
4.4 (1)
4.5 (2)
4.6 (3)
4.7 (4)
4.8 (5)
4.9 (6)
10.1 (1)
10.2 (7)
10.3 (8)
10.4 (9)
10.5 (9)

10.6 (8)
10.7 (8)
10.8 (9)
10.9 (9)
10.10 (10)
10.11 (11)
10.12 (12)
10.13 (14)

10.14 (15)
10.15 (15)
13 (13)
14.1 (16)
31.1
31.2
32.1
32.2	-- Articles of Incorporation, Articles of Amendment and Bylaws
-- Articles of Amendment dated March 11, 2002
-- Form of Class A Warrant
-- Form of Class Z Warrant
-- Form of Common Stock Certificate
-- Warrant Agreement
-- March 2000 Warrant
-- January 2001 Warrant
-- Convertible Debenture
-- Convertible Debenture Purchase Agreement
-- Convertible Debenture Warrant
-- Employment Contract/Michael L. Krall
-- Manufacturing, Licensing and Distribution Agreement dated March 26, 2001
-- Axenohl License Agreement
-- Weaver - Roach X Assignment
-- Dodo Agreement [CONFIDENTIAL TREATMENT REQUESTED FOR CERTAIN OMITTED INFORMATION FILED
                       SEPARATELY]
-- Promissory Note of Michael Krall
-- Promissory Note of Gary Brownell
-- Nutripure Dealer Agreement
-- Sales Finance Agreement
-- ETIH2O, Inc., Acquisition Agreement
-- NVID Litigation Settlement Agreement
-- Addendum #1 to NVID Settlement Agreement
-- Therapeutics, Inc. Agreement [CONFIDENTIAL TRREATMENT REQUESTED FOR CERTAIN OMITTED INFORMATION
                                   FILED SEPARATELY]
-- Promissory Note dated November 2003 $4,750,000
-- Promissory Note dated January 26, 2004 $100,000
-- Subsidiaries of the Registrant
-- Code of Ethics
-- Section 302 Certification
-- Section 302 Certification
-- Section 906 Certification
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

PURE Bioscience By: /s/ Michael L. Krall Michael L. Krall, President/CEO March 15, 2005 By: /s/ Gary Brownell Gary Brownell, Chief Financial Officer March 15, 2005