Form 10QSB
period 2005-04-30
PURE BIOSCIENCE
filed 2005-06-14
CIK 1006028

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended April 30, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from______ to _______

         Commission File number 0-21019

   PURE Bioscience
(Name of small business issuer in its charter)

California	33-0530289
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1725 Gillespie Way, El Cajon, California 92020
(Address of principal executive offices)

619 596 8600
Issuer’s telephone number

        Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X    No

        State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 17,563,306 as of June 13, 2005.

Part 1.	Financial Information Item 1. Item 2. Item 3.
Financial Statements
Balance Sheets as of July 31, 2004 and April 30, 2005
Statements of Operations for the three and nine months ended April 30, 2005 and 2004
Statements of Cash Flows for the nine months ended April 30, 2005 and 2004
Management's Discussion and Analysis of Financial Condition and Results of Operations
Controls and Procedures

Part II	Other Information Item 1. Item 2. Item 3. Item 4. Item 5. Item 6. Signatures and Certifications	Legal Proceedings Changes in Securities Defaults Upon Senior Securities: None Submission of Matters to a Vote of Security Holders: None Other Information Exhibits and Reports on Form 8-K

CONSOLIDATED BALANCE SHEETS
	(Unaudited) April 30 2005	July 31 2004
ASSETS
Current Assets
Cash and cash equivalents	$163,496	$17,366
Accounts receivable, net of allowance for doubtful
accounts of $59,000 at July 31, 2004
and $15,500 at April 30, 2005	188,927	238,487
Inventories	116,001	172,933
Prepaid expenses	65,133	—
Interest receivable	—	191,849

Total current assets	533,557	620,635

Property, Plant and Equipment
Property, plant and equipment	124,350	167,173

Total property, plant and equipment	124,350	167,173

Other Assets
Trust deed receivable	—	2,035,000
Deposits	9,744	9,744
Patents and licenses	2,336,144	2,343,235

Total other assets	2,345,888	4,387,979

Assets of the water division held for resale	251,557	306,258

Total assets	$3,255,352	$5,482,045

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable	$626,179	$973,581
Accrued liabilities	365,606	594,633
Notes payable	—	300,000
Loans from shareholders	660,000	1,135,000

Total current liabilities	1,651,785	3,003,214

Liabilities of the water division held for resale	46,300	44,464

Stockholders' Equity
Preferred Stock	—	—
Class A common stock, no par value: authorized
50,000,000 shares, issued and outstanding
15,457,310 at July 31, 2004 and
17,549,306 at April 30, 2005	18,361,736	17,834,139
Warrants: issued and outstanding 1,639,723
warrants	883,268	837,894
Accumulated deficit	(17,687,737)	(16,237,666)

Total stockholders' equity	1,557,267	2,434,367

Total liabilities and stockholders' equity	$3,255,352	$5,482,045

The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	For the Nine Months Ended April 30		For the Three Months Ended April 30
	2005	2004	2005	2004
Net revenues	$117,818	$143,862	$41,407	$49,805
Cost of sales	45,394	74,939	23,609	23,229

Gross profit	72,424	68,923	17,798	26,576

Selling expenses	363,215	145,318	68,828	79,593
General and administrative expenses	697,976	883,030	210,269	282,116
Research and development	925,579	1,105,406	255,562	266,131

Total operating costs	1,986,770	2,133,754	534,659	627,840

Loss from operations	(1,914,346)	(2,064,831)	(516,861)	(601,264)

Other income and (expense)
Interest income	100,835	141,449	13	109,120
Interest expense	(106,110)	(207,244)	(5,000)	(87,770)
Other	(13,882)	(2,480)	(6,906)	(637)

Total other income (expense)	(19,157)	(68,275)	(11,893)	20,713

Loss from continuing operations	(1,933,503)	(2,133,106)	(528,754)	(580,551)

Discontinued operations:
Income from discontinued operations	483,432	411,901	92,237	147,238

Net loss	$(1,450,071)	$(1,721,205)	$(436,517)	$(433,313)

Net loss per common share, basic and diluted
Continuing operations	$(0.12)	$(0.16)	$(0.04)	$(0.04)
Discontinued operations	0.03	0.03	0.01	0.01

Net loss	$(0.09)	$(0.13)	$(0.03)	$(0.03)

CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICITS	(Unaudited) Nine Months Ended April 30 2005	Year Ended July 31 2004
Balance, beginning of period	$(16,237,666)	$(13,930,003)

Net income (loss)	(1,450,071)	(2,307,663)

Balance, end of period	$(17,687,737)	$(16,237,666)

The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Nine Months Ended April 30
	2005	2004
Cash flows from operating activities
Net loss	$(1,450,071)	$(1,721,205)
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization	118,408	139,034
Depreciation	56,617	75,136
Services and interest paid for with stock and warrants	432,587	259,616
Income from discontinued operations	(483,432)	(411,901)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	49,560	10,111
(Increase) decrease in due from officers and employees	—	61
(Increase) decrease in prepaid expense	(65,133)	6,655
(Increase) decrease in interest receivable	—	(141,438)
(Increase) decrease in inventory	56,932	(11,727)
(Increase) decrease in deposits	—	(403)
Increase (decrease) in accounts payable	(347,402)	(209,320)
Increase (decrease) in accrued liabilities	(167,650)	329,609
Increase (decrease) notes payable	(300,000)	—

Net cash provided (used) by operating
activities	(2,099,584)	(1,675,772)

Cash flows from investing activities
Purchase of patents and licenses	(21,317)	(45,000)
Purchase of property, plant and equipment	(13,794)	(13,237)

Net cash (used) in investing activities	(35,111)	(58,237)

Cash flows from financing activities
Proceeds from debt obligations	90,000	100,000
Payments on debt obligations	(30,000)	—
Proceeds from sale of common stock	1,681,000	920,000

Net cash provided by financing activities	1,741,000	1,020,000

Cash flows from discontinued operations	539,824	475,892

Net increase (decrease) in cash and cash equivalents	146,130	(238,117)

Cash and cash equivalents at beginning of period	17,366	251,087

Cash and cash equivalents at end of period	$163,496	$12,970

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$117,628
Cash paid for taxes	$3,416	$—
Noncash investing and financing activities
Value of shares issued for assets and services	$92,275	$175,000
Value of options issued for services	$453,750	$—
Trust deed received in exchange for stock	$2,035,000	$2,035,000

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

The Company’s business activity was divided, managed and conducted in two basic business segments, the Water Treatment segment and the Bioscience segment. These two segments were determined by management based upon the inherent differences in the end use of the products, the inherent differences in the value added processes made by the Company, the differences in the regulatory requirements and the inherent differences in the strategies required to successfully market finished products. The Water Treatment segment included Commercial Water and Residential Retail products and the Nutripure Water Dealer Program. Bioscience includes the silver dihydrogen citrate antimicrobial and the Innovex line of pest control products. Because the Company has sold the Water Treatment segment, it is now reported as Discontinued Operations in the financial statements.

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

FOR THE THREE MONTHS ENDED APRIL 30, 2004	Water Treatment (Discontinued)	Bioscience	Reconciling Amounts	Consolidated
Revenues
Commercial Water Treatment
Fillmaster Products	$187,900	$—	$—	$187,900
Replacement Filters (Includes CSP 2000)	210,200	—	—	210,200
Residential Water Treatment	5,400	—	—	5,400
Water Dealer Program	—	—	—	—
Antimicrobials	—	24,600	(3,400)	21,200
Pesticides	—	25,200	—	25,200

Total Revenues	$403,500	$49,800	$(3,400)	$449,900

Operating Income/(Loss)	$147,200	$(74,600)	$(505,900)	$(433,300)

Segment Assets	$294,700	$2,709,100

FOR THE THREE MONTHS ENDED APRIL 30, 2005	Water Treatment (Discontinued)	Bioscience	Reconciling Amounts	Consolidated
Revenues
Commercial Water Treatment
Fillmaster Products	$251,400	$—	$—	$251,400
Replacement Filters (Includes CSP 2000)	179,600	—	—	179,600
Residential Water Treatment	3,400	—	—	3,400
Water Dealer Program	—	—	—	—
Antimicrobials	—	8,500	—	8,500
Pesticides	—	32,800	—	32,800

Total Revenues	$434,400	$41,300	$—	$475,700

Operating Income/(Loss)	$92,200	$(275,400)	$(253,300)	$(436,500)

Segment Assets	$251,600	$2,586,200

FOR THE NINE MONTHS ENDED APRIL 30, 2004	Water Treatment (Discontinued)	Bioscience	Reconciling Amounts	Consolidated
Revenues
Commercial Water Treatment
Fillmaster Products	$708,200	$—	$—	$708,200
Replacement Filters (Includes CSP 2000)	540,300	—	—	540,300
Residential Water Treatment	53,600	—	—	53,600
Water Dealer Program	36,400	—	—	36,400
Antimicrobials	—	63,300	(3,000)	60,300
Pesticides	—	80,200	—	80,200

Total Revenues	$1,338,500	$143,500	$(3,000)	$1,479,000

Operating Income/(Loss)	$411,900	$(356,700)	$(1,776,400)	$(1,721,200)

Segment Assets	$294,700	$2,709,100

FOR THE NINE MONTHS ENDED APRIL 30, 2005	Water Treatment (Discontinued)	Bioscience	Reconciling Amounts	Consolidated
Revenues
Commercial Water Treatment
Fillmaster Products	$1,207,000	$—	$—	$1,207,000
Replacement Filters (Includes CSP 2000)	369,500	—	—	369,500
Residential Water Treatment	(2,200)	—	—	(2,200)
Water Dealer Program	—	—	—	—
Antimicrobials	—	83,200	—	83,200
Pesticides	—	34,500	—	34,200

Total Revenues	$1,574,300	$117,700	$—	$1,692,000

Operating Income/(Loss)	$483,400	$(1,090,300)	$(843,200)	$(1,450,100)

Segment Assets	$251,600	$2,586,200

Significant customers primarily consisted of domestic retail chain pharmacies. Sales concentrations to major chain stores were approximately $261,000 and export sales were $47,800 for the quarter ended April 30, 2005. Sales concentrations to major chain stores were approximately $272,300 and export sales were $42,800 for the three months ended April 30, 2004. In the current quarter, three major retail chain pharmacies accounted for 49% of consolidated sales.

Note 3. Common Stock
In August, the Company issued 200,000 options to purchase common stock in exchange for consulting and legal services valued at $85,000. Also in August, the Company conducted a private placement which consisted of 125,000 shares of common stock at a price of $.39 per share and a one-year warrant to purchase 12,500 shares of common stock at $1.50 valued at $1,154 ($0.01 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 137.78% and a risk-free interest rate of 2.25%) for a total of $50,000. In September, the Company issued 7,000 shares valued at $2,275 ($0.33 per share) for payment of directors’ expenses. In addition, in September the Company issued 200,000 shares valued at $90,000 ($0.45 per share) in exchange for the assignment of two patent rights.

In November, the Company issued 200,000 shares valued at $100,000 ($0.50 per share) of common stock in exchange for consulting and legal services. The Company also issued options on 275,000 shares in exchange for consulting services with exercise prices ranging from $0.50 to $0.80 valued at $94,491 (based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 137.78% and a risk-free interest rate of 2.25%) In December, the Company issued 300,000 shares of common stock ($0.50 per share) for consulting services valued at the fair value of the services of $150,000. Also in December, the Company conducted two private placements valued at $200,000 (366,667 shares of common stock at an average price of $0.5455 per share). The Company also received $10,500 from the exercise of employee options.

In January, the Company issued 5,000 shares of common stock ($0.87 per share) valued at $4,350 (based on the market price of the stock at the time the services were rendered) in exchange for business services. Also in January, the Company conducted a private placement which consisted of 60,000 shares of common stock at a price of $.49 per share and a one-year warrant to purchase 6,000 shares of common stock at $1.00 valued at $674 ($0.01 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 137.78% and a risk-free interest rate of 2.25%) for a total of $30,000. The value of the shares and warrants were apportioned based on their relative market values.

In February, the Company issued 50,000 shares of common stock at a price of $.436 per share and a one year warrant to purchase an additional 100,000 shares of common stock valued at $13,182 ($0.263 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 112.30% and a risk-free interest rate of 2.25%) for a total value of $35,000 in exchange for business services.

In March, the Company conducted two private placements which consisted of 1,330,000 shares of common stock issued between $0.30 and $0.50 per share for a total value of $605,000 (average price of $.45 per share). In March, the Company also conducted a private placement in which it sold two units of Company securities. Each unit consisted of 200,000 shares of common stock at a price of $.449 per share and a one-year warrant to purchase 50,000 shares of common stock at $1.00 valued at $10,196 ($0.051 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 112.30% and a risk-free interest rate of 2.25%) for a total value of $100,000 per unit. Also in March, the Company issued 30,000 shares of common stock valued at $33,000 (based on the market price of the stock at the time the services were rendered) in exchange for consulting services. In addition, the Company received $40,500 from the exercise of options on 100,000 shares.

In April, the Company conducted a private placement which consisted of 458,329 shares of common stock issued at $.60 per share for the total value of $275,000. Also in April, the Company issued 30,000 shares of common stock valued at $30,000 (based on the market price of the stock when the services were rendered) in exchange for consulting services. In addition, the Company received $80,000 from the exercise of options on 100,000 shares.

Subsequent to quarter end, in May 2005, the Company issued 74,000 shares of common stock valued at $74,000 (based on the market price of the stock when the services were rendered) in exchange for consulting services.

Note 4. Warranty Liability
In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation 45 is effective for financial statements of interim or annual periods fiscal years ending after December 15, 2002 and requires the following disclosures of the Company’s product warranties.

Warranty Liability relates only to products in the water treatment division. The Company provided a standard warranty of two years for replacement parts on all Fillmaster systems sold. Most of the Company’s chain customers had entered into multi-year contracts for the Customer Service Plan 2000. The CSP 2000 provided an extended warranty on all PURE Bioscience pharmacy products; significant discounts on maintenance item costs; annual software upgrades for the Fillmaster 1000e and Scanmaster; automatic replacement filter shipments; and simplified, annual invoicing. When the customer purchased a system on the Customer Service Plan 2000 they agreed to pay a fixed annual fee that covered replacement filters and parts. The Company monitored the costs of providing replacement parts other than filters. This cost remained steady and was computed as a percentage of related revenues. The following is a summary of changes in the Company’s product warranty liability.

	Beginning Liability	Expense Incurred	Warranty Payments	Ending Liability
Nine Months Ended April 30, 2004	$42,430	$21,086	$21,118	$42,398

Nine Months Ended April 30, 2005	$57,012	$3,169	$13,880	$46,301

Note 5. Loans from Shareholders
In November 2004, the Company received a loan from a director/shareholder for $90,000 with an interest rate of 8% per annum and a warrant to purchase 18,000 shares of common stock. The note was originally due in 30 days, but had been extended to April 29, 2005 in exchange for an additional warrant to purchase 18,000 shares. The warrants were valued at $9,971($0.28 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 137.78% and a risk-free interest rate of 2.25%).

During quarter ending April 30, 2005 a $30,000 payment was made to reduce the $90,000 loan. In May 2005, the remaining loans from shareholder of $600,000 and $60,000 respectively were paid off plus accrued interest of $106,788.

Note 6. Discontinued Operations
On October 29, 2003, PURE Bioscience and subsidiaries (“PURE”) announced that it planed to sell substantially all of the assets and certain related liabilities of the water treatment division, including substantially all of the related machinery, equipment, inventory, work in process, licenses, customer lists, certain intellectual property and certain agreements and contracts. In May 2005, PURE Bioscience sold the water treatment division to Maryland-based Innovative Medical Services, LLC for $2,375,000.

In accordance with SFAS 144, the assets and liabilities of the water division are classified as held for sale and are presented separately in the balance sheet. In addition, the results of operations from the water division have been reported as discontinued operations, and were historically shown as the Company’s water treatment segment for financial reporting.

Components of the results of discontinued operations are:

	Three Months Ended April 30, 2005	Three Months Ended April 30, 2004
Net revenues	$434,400	$403,200
Cost of sales	260,000	134,500
Other expenses	82,200	121,500

Total	$92,200	$147,200

	Nine Months Ended April, 2005	Nine Months Ended April 30, 2004
Net revenues	$1,574,300	$1,338,200
Cost of sales	862,500	536,600
Other expenses	228,400	389,700

Total	$483,400	$411,900

Assets and liabilities of the water division held for sale include:

	April 30, 2005	July 31, 2004
Inventories and other current assets	$175,200	$198,100
Property, plant and equipment	76,400	108,100

Total	251,600	306,200
Accrued liabilities	46,300	44,500

Net assets and liabilities of the water division held for sale	$205,300	$261,700

Note 7. Subsequent Events-Sale of Water Treatment Division
In May 2005, PURE Bioscience sold the assets of its water treatment division to Maryland-based Innovative Medical Services, LLC for $2,375,000. At closing, PURE received $1,950,000 in cash. In June, PURE received $225,000, one of two post-closing payments. An additional $200,000 is due within 90 days of closing.

The sale of the water treatment division assets to Innovative Medical Services, LLC will be a transaction taxable for United States federal and California income tax purposes. The Company will recognize taxable income equal to the amount realized on the sale in excess of the tax basis in the assets sold. The amount realized on the sale will consist of the cash received in exchange for the assets sold, plus the amount of related liabilities assumed by Innovative Medical Services, LLC. The realized gain to the Company on the sale is approximately $2,178,000.

Although the sale of the water treatment division assets will result in a taxable gain, a portion of the taxable gain will be offset to the extent of current year losses from operations plus available net operating loss carry forwards, as currently reflected on our consolidated federal and California income tax returns. The taxable gain will differ from the gain to be reported in the PURE Bioscience financial statements due to temporary tax differences and certain other differences between the tax laws and generally accepted accounting principles.

We believe we will be able to apply our approximately $12.1 million tax loss carry forward without limitation against the taxable gain from the sale of the water treatment division assets. However, due to the limitation of net operating loss carry forwards under the federal alternative minimum tax system, a portion of the taxable gain reduced by our net operating loss carry forwards is subject to the federal alternative minimum income tax. Also, California net operating loss carry forwards are subject to more limitations than the federal tax laws provide. The availability and amount of net operating loss carry forwards are subject to audit and adjustment by the Internal Revenue Service. In the event that the Internal Revenue Service adjusts the net operating loss carry forwards, we may incur an increased tax liability. The Company estimates its federal and California tax liability resulting from the sale to be approximately $60,000.

The following unaudited pro forma condensed consolidated financial statements are based on the historical consolidated financial statements of PURE Bioscience and subsidiaries, adjusted to give effect to the disposition of the water treatment division

The unaudited pro forma consolidated balance sheets give effect to the transaction as if it occurred on the date of the balance sheet. The cash proceeds and resulting gain are included in the April 30, 2005 balance sheet. The unaudited pro forma consolidated statements of operations for the nine months ended April 30, 2005 give effect to the transaction as if it had occurred as of the beginning of the fiscal year, August 1, 2004.

The pro forma consolidated financial information is presented for illustrative purposes only, and is not necessarily indicative of the operating results or financial position that would have occurred if all of the events as described above had occurred on the first day of the respective periods presented, nor is it necessarily indicative of our future operating results or financial position. The unaudited pro forma condensed consolidated financial statements should be read in conjunction with the historical consolidated financial statements for PURE Bioscience.

PRO FORMA CONSOLIDATED BALANCE SHEETS
	April 30 2005
	Historical	Adjusted for Sale of Water Division (May 2005)		Pro forma
ASSETS
Current Assets
Cash and cash equivalents	$163,497	$2,175,000	(1)	$2,338,497
Notes receivable	—	200,000	(1)	200,000
Other current assets	370,062	—		370,062

Total current assets	533,559	2,375,000		2,908,559

Property, Plant and Equipment	124,350	—		124,350

Noncurrent Assets	2,345,888	—		2,345,888

Assets of the water division held for resale	251,557	(251,557	) (1)	—

Total assets	$3,255,354	$2,123,443		$5,378,797

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Loans from shareholders	$660,000	$—		$660,000
Income taxes payable	—	60,000	(1)	60,000
Other current liabilities	991,784	—		991,784

Total current liabilities	1,651,784	60,000		1,711,784

Liabilities of the water division held for resale	46,300	(46,300	) (1)	—

Stockholders' Equity
Class A common stock, no par value	18,375,336	—		18,375,336
Warrants	883,268	—		883,268
Accumulated deficit	(17,701,336)	2,109,743	(1)	(15,591,593)

Total stockholders' equity	1,557,268	2,109,743		3,667,011

Total liabilities and stockholders' equity	$3,255,352	$2,123,443		$5,378,795

(1) Gives effect of the net cash proceeds, gain on disposition, and related taxes as a result of the sale of the water treatment division as if it occurred on August 1, 2004. The cash amount reflects the $2,175,000 million payment from Innovative Medical Services, LLC with the remaining $200,000 shown as notes receivable. The gain reflected in accumulated deficit is composed primarily of the cash proceeds, net of the net assets sold, direct costs, and taxes payable less liabilities assumed by the purchaser.

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Nine Months Ended April 30 2005
	Historical	Adjusted for Sale of Water Division (May 2005)	Pro forma
Net revenues	$117,818	$—	$117,818
Cost of sales	45,393	—	45,393

Gross profit	72,425	—	72,425

Operating costs	1,986,770	—	1,986,770

Loss from operations	(1,914,345)	—	(1,914,345)

Other income (expense)	(19,156)	—	(19,156)

Loss from continuing operations	$(1,933,501)	$—	$(1,933,501)

Net loss per common share, basic and diluted
Continuing operations	$(0.12)	$—	$(0.12)

The Water Treatment Division has been reported as discontinued operations beginning in October of 2003 when the Company made the decision to dispose of the segment. Because of this the condensed pro forma statements show no effect resulting from the sale.

Note 8. Reacquisition of Common Stock and Transfer of Trust Deed
The Company has recently reached a partial settlement with Lee Brukman of Next9, LLC and Data Recovery Continuum, Inc. in which the Company reacquired 2,000,000 shares of PURE Bioscience common stock which was recorded at $1,735,700 (based on fair market value at the date of transaction) in exchange for the Company’s conditional transfer to Brukman of the Trust Deed receivable. In addition, Brukman forgave loans to the Company totaling $535,000 (loans from shareholder) including accrued interest. The net result on the consolidated balance sheets was a decrease in assets of approximately $2,327,700, a decrease in liabilities of approximately $596,000 and an increase in common stock of $1,735,700.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS The following discussion and analysis should be read in conjunction with the audited and unaudited financial statements of PURE Bioscience.

OVERVIEW
PURE Bioscience (formerly Innovative Medical Services) began as a provider of pharmaceutical water purification products. Although revenues during the third quarter were still primarily from the pharmacy industry, we have expanded from our niche pharmacy market into other, broader markets with new, proprietary bioscience products based upon our patented silver ion antimicrobial technologies and patent pending boric acid based pesticide technologies. In November 2003, we announced that we signed a definitive agreement to sell our water treatment business to Data Recovery Continuum, Inc. (DRCI), a Delaware corporation based in California. The original buyer did not perform on the contract and we began negotiations with a new party to sell the water treatment division assets and related liabilities. In May 2005, PURE Bioscience sold the assets of its water treatment division to Maryland-based Innovative Medical Services, LLC for $2,375,000. At closing, PURE received $1,950,000 in cash. In June, PURE received $225,000, one of two post-closing payments. An additional $200,000 is due within 90 days of closing. Although we recorded the water treatment business as a discontinued operation, we continued to operate the water treatment division and retain the profits from that division until its sale in May 2005.

Water Treatment Division (Discontinued Operation) The Fillmaster® pharmaceutical water purification, dispensing and measuring products include the Pharmapure® water purification system, the FMD 550 dispenser, the patented Fillmaster 1000e computerized dispenser and the patented Scanmaster™ bar code reader. We also marketed proprietary National Sanitation Foundation certified replacement filters for the Fillmaster Systems. Our Nutripure® line of water treatment and filtration systems included a line of Nutripure whole-house water softening systems, a line of Nutripure reverse osmosis point-of-use systems, the Nutripure 2000 countertop water filtration system and the Nutripure Sport filtered sport bottle. Results from this division are shown separately as “Discontinued Operations.”

Bioscience Division Our flagship bioscience technology is an aqueous disinfectant, silver dihydrogen citrate (SDC). A patented new molecule, SDC is an electrolytically generated source of stabilized ionic silver that can serve as the basis for a broad range of products in diverse markets. SDC liquid is colorless, odorless, tasteless, non-caustic and formulates well with other compounds. As a platform technology, our SDC-based antimicrobial is distinguished from competitors in the marketplace because of its superior efficacy combined with reduced toxicity. We produce and market pre-formulated, ready-to-use products, as well as varying strengths of SDC concentrate as an additive or raw material for inclusion in other companies’ products.

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

The bioscience division also includes a patent-pending pesticide technology, Triglycylboride™ which, like silver dihydrogen citrate, provides effective results without human toxicity and is an alternative to traditional poisons. Triglycylboride has been formulated into EPA registered RoachX® and AntX™, the key products in our Innovex® line of pest control products. In addition, the Innovex® line features our EPA-exempt non-toxic TrapX® rodent lure, and our EPA registered CleanKill™, the SDC-based hard surface disinfectant for the pest control industry. The pest control products are being marketed to both commercial pest control and consumer products companies.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2005 VERSUS THREE MONTHS ENDED APRIL 30, 2004
As mentioned above, in May 2005, PURE Bioscience sold the assets of its water treatment division to Maryland-based Innovative Medical Services, LLC for $2,375,000. The realized gain to us on the sale is approximately $2,178,000. We are now completely focused on our bioscience segment. Our current bioscience technologies include our silver dihydrogen citrate-based antimicrobial products and our boric acid-based pesticide products. Revenues and expenses of the water division are now netted and shown on the income statement as Income from Discontinued Operations.

During the quarter ended April 30, 2005 bioscience segment revenues of $41,400 decreased 17% compared with $49,800 in the prior period. The antimicrobial market is highly competitive, and we anticipate that market acceptance of a brand new technology may be a long term achievement. In addition to competition challenges, we believe that the investment necessary to pursue research testing and regulatory approval for silver dihydrogen citrate antimicrobial products will continue to be significant. As we receive additional regulatory approvals for silver dihydrogen citrate, however, we expect revenues to develop quickly. For example, now that we have received EPA approval on Axen30, our silver dihydrogen citrate-based hard surface disinfectant, and we expect to see a shift toward increasing bioscience product sales in the coming year, and we believe that sales of Axen30 will have a significant impact on revenues in future.

Gross profit for the quarter ended April 30, 2005 was $18,000 versus $26,600 in 2004. Gross profit percentage of 43% in 2005 decreased compared with 53% in 2004 due to an increased proportion of pesticide sales.

Net loss from continuing operations for the quarter ended April 30, 2005 was $528,800, versus net loss of $580,600 for the same period in 2004. During the quarter, General and Administrative expenses decreased $71,800, or 25%, from $282,100 for quarter ending April 30, 2004 to $210,300 in the same period in fiscal 2005. Administrative expenses decreased mainly due to a decrease in consulting fees. Selling expense remained virtually unchanged decreasing approximately $10,800 from $79,600 in 2004 to $68,800 in 2005. Research and Development also remained virtually unchanged decreasing $10,500 from $266,100 for the quarter ending April 30, 2004 to $255,600 in 2005.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2005 VERSUS NINE MONTHS ENDED APRIL 30, 2004
During the nine months ended April 30, 2005, bioscience segment revenues of $117,800 decreased 18% compared with $143,900 in the prior period. Gross profit for the period ended April 30, 2005 was $72,400 versus $68,900 in 2004. Gross profit percentage of 61% in 2005 increased compared with 48% in the prior period. This was the result of a higher proportion of silver dihydrogen citrate sales.

Net loss from continuing operations for the nine months ended April 30, 2005 was $1,933,500 versus net loss of $2,133,100 for the same period in 2004. During the recent nine months, General and Administrative expenses decreased $185,000, or 21%, from $883,000 in fiscal 2004 to $698,000 in fiscal 2005. Administrative expenses decreased mainly due to a decrease in consulting fees and salary costs. Selling expense increased approximately $217,900 from $145,300 in 2004 to $363,200 in 2005. The increase is primarily due to marketing costs associated with silver dihydrogen citrate antimicrobial products. Research and Development decreased approximately 16%, or $179,800, over the same period in 2004 from $1,105,400 to $925,600. The decrease in Research and Development is primarily due to a reduction in outside services during the period. Of the loss in the current period, $607,600 is attributable to non-cash items: $432,600 of services and interest paid with stock and warrants, $118,400 of amortization, and $56,600 of depreciation.

DISCONTINUED OPERATION
Income from discontinued operations for the nine months ended April 30, 2005 consisted of revenues of $1,574,300, cost of sales of $862,500 and other costs of $228,400 resulting in a net income of $483,400. Income from discontinued operations for the same period in 2004 consisted of revenues of $1,338,200, cost of sales of $536,600 and other costs of $389,700 resulting in a net income of $411,900.

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

These loans were paid off in May 2005 with the proceeds of the sale of the water division. We intend to use a portion of the proceeds of this transaction to satisfy substantially all other outstanding debt. For details regarding the effect of the sale of the water treatment division, please refer to the pro forma balance sheet included in Note 7. of the financial statements. We are currently attempting to strengthen our liquidity position by working with an investment banker because we require an outside source of capital to fund planned projects relating to new product development and related product launches, research and development projects and regulatory approvals. Our operations alone may not generate cash flows within the next twelve months sufficient to fund planned expansion. To the extent that we do not obtain sufficient capital from our bioscience revenues, we will obtain it through the issuance of additional debt or equity or through other means, any one of which may reduce the value to us, perhaps substantially, of any commercialization of bioscience products. There is no guarantee that we would be able to obtain such funding on terms acceptable to us or at all.

By completing the asset sale, we lost our historical revenue stream and became less diversified. By selling our water treatment division assets, we sold approximately 87% of our current source of revenue generation (based upon results from the July 31, 2004 fiscal year end). We are now a bioscience company focused on the marketing, selling and continued development of our SDC antimicrobial technology and our Triglycylboride pesticide technology. We may invest in other complementary technologies in the future, but we have no current specific plans to do so at this time. This transaction increases our business risk because we are less diversified than before the sale of the water treatment division assets and because our remaining business is in the relatively high-risk, but potentially high reward, field of applied biotechnology.

We are now a biotechnology company in a highly regulated field with high investment costs and high risks. We currently sell products based upon our SDC antimicrobial technologies and boric acid based pesticide technology. Our SDC is a platform technology rather than a single use applied technology. As such, products developed from the platform fall under the jurisdiction of multiple U.S. and international regulatory agencies. We currently have Environmental Protection Agency (EPA) registration for our 2400-parts per million (ppm) technical grade SDC concentrate (trade name Axenohl®) as well as for our Axen® and Axen®30 hard surface disinfectant products for commercial, industrial and consumer applications including restaurants, homes and medical facilities. We intend to fund and manage additional EPA regulated product development internally and in conjunction with current regulatory consultants, and we do not expect to be able to introduce additional EPA regulated antimicrobial products for several months.

Our technology also shows promise as a broad-spectrum antimicrobial for use in human and veterinary healthcare products. We have chosen to pursue approvals through the U.S. Food and Drug Administration (FDA) by partnering with Therapeutics, Incorporated, which has assumed responsibility for funding and managing the testing and regulatory process for potential FDA regulated SDC-based products. We expect Therapeutics, Inc.‘s experience with drug development and FDA processing, especially with regard to dermal pharmaceuticals, could lead to IND, NDA and/or 510-K filings for SDC-based healthcare products with the FDA. The FDA and comparable agencies in many foreign countries impose substantial limitations on the introduction of new products through costly and time-consuming laboratory and clinical testing and other procedures. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. It may be several years before we are able to introduce any FDA regulated antimicrobial pharmaceutical products. Uses for which no specific antimicrobial claims are made are typically unregulated by any government agency.

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

At April 30, 2005, our current assets to liabilities ratio increased from 0.21 to 0.32. Current assets decreased $87,100 from $620,600 at July 31, 2004 to $533,600 at April 30, 2005. The 14% difference is primarily attributed to the reduction of interest receivable associated with the trust deed receivable discussed below. Current liabilities decreased $1,351,400 from $3,003,200 to $1,651,800. The decrease in liabilities is mainly attributed to payment of debt that resulted from the influx of cash flows from private placements and option exercises that took place during quarter ending April 30, 2005.

Net fixed assets decreased approximately $42,800 due mainly to depreciation of equipment. Other assets decreased approximately $2,042,000 due primarily to the exclusion of the trust deed receivable. Other assets of $2,346,900 consist almost entirely of Patents and Licenses of $2,336,150.

The Company has recently reached a partial settlement with Lee Brukman of Next9, LLC and Data Recovery Continuum, Inc. in which the Company reacquired 2,000,000 shares of PURE Bioscience common stock which was recorded at $1,735,700 (based on fair market value at the date of transaction) in exchange for the Company’s conditional transfer to Brukman of the Trust Deed receivable. In addition, Brukman forgave loans to the Company totaling $535,000 (loans from shareholder) including accrued interest. The net result on the consolidated balance sheets was a decrease in assets of approximately $2,327,700, a decrease in liabilities of approximately $596,000 and an increase in common stock of $1,735,700.

Cash flows used from continuing operations were $2,099,600 in nine months ended April 30, 2005 and $1,675,800 in 2004. For fiscal 2005, cash flows used in investing activities included $21,300 for the purchase of patents and licenses and $13,800 for the purchase of machinery and equipment. In fiscal 2004, cash flows used in investing activities included $45,000 for the purchase of patents and licenses and $13,200 for the purchase of machinery and equipment.

Cash flows from financing activities were $1,741,000 for nine months ended April 30, 2005. During the period, the Company paid $30,000 to a director/shareholder reducing the total liability from $90,000 to $60,000. In August, the Company conducted a private placement which consisted of 125,000 shares of common stock at a price of $.39 per share and a one-year option to purchase 12,500 shares of common stock at $1.50 valued at $1,154 ($0.01 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 137.78% and a risk-free interest rate of 2.25%) for a total of $50,000. Also in August, the Company issued 80,000 shares of common stock valued at $40,000. During the three months ending January 31, 2005 the Company engaged in the following financing activities: In December the Company conducted two private placements valued at $200,000 (366,667 shares of common stock at an average price of $0.5455 per share). Also in December, the Company received $150,000 from the exercise of 300,000 shares of common stock issued at $0.50 per share. In January the Company conducted a private placement of 60,000 shares of common stock at $0.49 per share and a one-year warrant to purchase 6,000 shares of common stock at $1.00 valued at $674 ($0.01 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 137.78% and a risk-free interest rate of 2.25%) for a total of $30,000. In addition, the Company received $10,500 from the exercise of an employee option during the recent quarter. During the three months ending April 30, 2005 the Company engaged in the following financing activities: In March the Company conducted two private placements which consisted of 1,330,000 shares of common stock issued between $0.30 and $0.50 per share for a total value of $605,000. In March the Company also conducted a private placement in which it sold two units of Company securities. Each unit consisted of 200,000 shares of common stock at a price of $.449 per share and a one-year warrant to purchase 50,000 shares of common stock at $1.00 valued at $10,196 ($0.051 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 112.30% and a risk-free interest rate of 2.25%) for a total value of $200,000. Furthermore, the Company received $40,500 from the exercise of options. In April, the Company conducted a private placement which consisted of 458,329 shares of common stock issued a $.60 per share for the total value of $275,000. In addition, the Company received $80,000 from the exercise of options. The total equity raised during the period was $1,681,000.

In the prior nine month period ending April 30, 2004, cash flows from financing activities were $1,020,000. During the period, the Company borrowed $100,000 from a private lender. Also during the nine-month period ended April 30, 2004, the Company conducted two private placements in which it issued 250,000 shares of common stock at a price of $0.50 per share for a total of $125,000. On October 21, 2003, the Company issued a security which included 700,000 shares of common stock at a price of $0.60 per share and a one-year warrant to purchase 84,000 shares of common stock at $0.80 per share. The warrants were valued at $21,220 ($0.25 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 137.78% and a risk-free interest rate of 5.25%. On January 29, 2004 the Company conducted a private placement in which it sold two units of Company securities. Each unit consisted of 200,000 shares of common stock at a price of $.50 per share and a one-year warrant to purchase 50,000 shares of common stock at $1.00 valued at $20,296 ($0.20 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 137.78% and a risk-free interest rate of 5.25%) In addition, during the prior period, the Company conducted two private placements in which it issued 395,833 shares of common stock at a weighted average price of $0.44 per share for a total of $175,000. The total equity raised during the period was $920,000.

VALUATION OF INTANGIBLE ASSETS
SFAS 142 requires that goodwill and other intangible assets be tested for impairment on an annual basis and between annual tests in certain circumstances. Recoverability of assets to be held for use is based on expectations of future discounted cash flows from the related operations, and when circumstances dictate, the Company adjusts the asset to the extent the carrying value exceeds the fair value of the asset. Our impairment review process is based on the discounted future cash flow approach that uses our estimates of revenue driven by assumed market segment share and estimated costs. Also included in our analysis is an estimate of revenues expected from our agreement with Therapeutics, Inc. We have entered into an agreement with Therapeutics, Inc. for the development and commercialization of FDA regulated silver dihydrogen citrate-based products for which Therapeutics, Inc. is responsible for funding and directing all development activities and regulatory filings. In the agreement Therapeutics, Inc. has agreed to reimburse the Company for $2.2M of pre-contract acquisition and development costs of the silver dihydrogen citrate intellectual property as well as reimbursement for ongoing intellectual property costs associated with silver dihydrogen citrate. Following reimbursement of costs, depending on the type of product, the Company will receive 40% to 90% of all sales proceeds, licensing fees, royalty payments and all other forms of cash and non-cash consideration. The Company will also realize revenues from the sale of silver dihydrogen citrate raw material as an active ingredient.

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

PART II
ITEM 1. LEGAL PROCEEDINGS
On August 8, 2002, Billy Stapleton and Susie Stapleton filed a complaint for patent infringement in the United States District Court Eastern District of Tennessee at Knoxville, against PURE Bioscience’s product RoachX. On August 12, 2002 Billy and Susie Stapleton filed an amended complaint. On May 2, 2003 PURE Bioscience filed its answer to amended complaint, denying allegations generally and specifically, and stating nine affirmative defenses to the amended complaint. The trial has been continued until August 29, 2005. PURE Bioscience believes Stapleton’s amended complaint is frivolous and without merit.

In late December 2003, Charles Siddle, Colt Communications Money Purchase Pension Plan and LeeAnn Newcomb, SPS Business Services, Inc. 401 (K) Profit Sharing Plan filed an action in the United States District Court for the District of Arizona against PURE Bioscience for PURE’s failure to perform under the terms of its loan agreements. In May 2005, PURE settled with all parties.

In November 2004, PURE received a $14.2 million award resulting from its arbitration proceeding against NVID International, Inc. through the American Arbitration Association International Center for Dispute Resolution. In addition, due to the Arbitrator’s determination of material breach by NVID International, PURE’s royalty and other contractual obligations to NVID are legally terminated. The award is the result of PURE’s October 2003 arbitration action against NVID International and Falken Industries, Ltd. PURE sought damages and relief from continued and ongoing public dissemination of false, misleading and disparaging statements as well as complete cooperation in enforcing and defending the Axenohl patent and related technology. The arbitration was bifurcated and PURE proceeded first against NVID. In January 2005, the United States District Court issued an Order granting PURE’s motion to compel Falken Industries to arbitration. Falken has filed an appeal with the U.S. Court of Appeal for the Ninth Circuit. The arbitration has been scheduled for July 2005. PURE is evaluating the issue of collectibility and potential liability of related individuals and entities.

ITEM 2. CHANGES IN SECURITIES
In March 2005, the Company conducted private placements of 1,730,000 shares of common stock to 17 accredited investors for $805,000. In April 2005, the Company conducted a private placement of 458,329 shares of common stock to 12 accredited investors for $275,000. The Company issued 110,000 shares during the quarter in exchange for services.

Also during the quarter, the Company cancelled 2,000,000 shares of common stock transferred to it by Next9 LLC., in consideration of the Company not entertaining competing offers for its water treatment division for a three week period which then expired.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
A. The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-B:

3.1 (1)	-- Articles of Incorporation, Articles of Amendment and Bylaws
3.1.1(13)	-- Articles of Amendment dated March 11, 2002
4.1 (1)	-- Form of Class A Warrant
4.2 (1)	-- Form of Class Z Warrant
4.3 (1)	-- Form of Common Stock Certificate
4.4 (1)	-- Warrant Agreement
4.5 (2)	-- March 2000 Warrant
4.6 (3)	-- January 2001 Warrant
4.7 (4)	-- Convertible Debenture
4.8 (5)	-- Convertible Debenture Purchase Agreement
4.9 (6)	-- Convertible Debenture Warrant
10.1 (1)	-- Employment Contract/Michael L. Krall
10.2 (7)	-- Manufacturing, Licensing and Distribution Agreement dated March 26, 2001
10.3 (8)	-- Axenohl License Agreement
10.4 (9)	-- Weaver - Roach X Assignment
10.5 (9)	-- Dodo Agreement [CONFIDENTIAL TREATMENT REQUESTED FOR CERTAIN OMITTED INFORMATION FILED SEPARATELY]
10.6 (8)	-- Promissory Note of Michael Krall
10.7 (8)	-- Promissory Note of Gary Brownell
10.8 (9)	-- Nutripure Dealer Agreement
10.9 (9)	-- Sales Finance Agreement
10.10 (10)	-- ETIH2O, Inc., Acquisition Agreement
10.11 (11)	-- NVID Litigation Settlement Agreement
10.12 (12)	-- Addendum #1 to NVID Settlement Agreement
10.13 (14)	-- Therapeutics, Inc. Agreement [CONFIDENTIAL TRREATMENT REQUESTED FOR CERTAIN OMITTED INFORMATION FILED SEPARATELY]
10.14 (15)	-- Promissory Note dated November 2003 $4,750,000
10.15 (15)	-- Promissory Note dated January 26, 2004 $100,000
13 (13)	-- Subsidiaries of the Registrant
14.1 (16)	-- Code of Ethics
31.1	-- Section 302 Certification
31.2	-- Section 302 Certification
32.1	-- Section 906 Certification
32.2	-- Section 906 Certification

(1)	Incorporated by reference from Form SB-2 registration statement SEC File #333-00434 effective August 8, 1996
(2)	Incorporated by reference from S-3 registration statement, SEC File #333-36248 effective on May 17, 2000
(3)	Incorporated by reference from S-3 registration statement, SEC File #333-55758 effective on February 26, 2001
(4)	Incorporated by reference from S-3 registration statement, SEC File #333-61664 filed on May 25, 2001
(5)	Incorporated by reference from pre-effective amendment no. 1 to S-3 registration statement, SEC File #333-61664 filed on July 10, 2001
(6)	Incorporated by reference from pre-effective amendment no. 2 to S-3 registration statement, SEC File #333-61664 filed on August 13, 2001
(7)	Incorporated by reference from Current Report on Form 8-K filed on May 24, 2001 as amended on October 19, 2001
(8)	Incorporated by reference from the Amended Annual Report on Form 10KSB for the fiscal year ended July 31, 2000 filed on October 19, 2001
(9)	Incorporated by reference from Amended Form 10QSB for the nine month period ended April 30, 2001 filed on October 19, 2001
(10)	Incorporated by reference from the Amended Annual Report on Form 10KSB for the fiscal year ended July 31, 2001 filed on November 13, 2001

(11)	Incorporated by reference from Current Report on Form 8-K filed on December 6, 2001
(12)	Incorporated by reference from Amended Current Report on Form 8-K filed on December 7, 2001
(13)	Incorporated by reference from the Annual Report on Form 10KSB for the fiscal year ended July 31, 2002 filed on October 29, 2003
(14)	Incorporated by reference from the Amended Annual Report on Form 10KSB for the fiscal year ended July 31, 2003 filed on January 30, 2004
(15)	Incorporated by reference from the Amended Quarterly Report for the three month period ended October 31, 2003 filed on February 27, 2004
(16)	Incorporated by reference from the Annual Report on Form 10KSB for the fiscal year ended July 31, 2004 filed on October 29, 2004

B.	Reports on Form 8-K:
1.	Current Report Item 7.01 Regulation FD Disclosure filed on April 28, 2005
2.	Current Report Items 2.01 and 9.01 Completion of Acquisition or Disposition of Assets and Financial Statements and Exhibits filed on June 3, 2005

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE By: /s/ Michael L. Krall Michael L. Krall, President/CEO June 14, 2005 By: /s/ Gary Brownell Gary Brownell, Chief Financial Officer June 14, 2005