Form 10KSB
period 2005-07-31
PURE BIOSCIENCE
filed 2005-10-31
CIK 1006028

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]	ANUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended July 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from______ to _______

         Commission File number 0-21019

   PURE Bioscience
(Name of small business issuer in its charter)

California	33-0530289
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1725 Gillespie Way, El Cajon, California 92020
(Address of principal executive offices)

619 596 8600
Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [     ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

The issuer’s revenues for its most recent fiscal year: $155,806

Aggregate market value of the voting stock held by non-affiliates of the registrant: Approximately $14,583,000 as of October 28, 2005.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: 17,563,306 shares of common stock as of October 28, 2005.

Documents incorporated by reference: Certain Exhibits

PART I

Item 1. Description of Business

Overview
PURE Bioscience (formerly Innovative Medical Services) began as a provider of pharmaceutical water purification products. Although revenues during the fiscal year were still primarily from the pharmacy industry, we have expanded from our niche pharmacy market into other, broader markets with new, proprietary bioscience products based upon our patented silver ion antimicrobial technologies and patent pending boric acid based pesticide technologies. In November 2003, we announced that we signed a definitive agreement to sell our water treatment business to Data Recovery Continuum, Inc. (DRCI), a Delaware corporation based in California. The original buyer did not perform on the contract and we began negotiations with a new party to sell the Water Treatment Division assets and related liabilities. In May 2005, we sold the assets of our Water Treatment Division to Maryland-based Innovative Medical Services, LLC for $2,375,000. At closing, we received $1,950,000 in cash and a promissory note in the amount of $425,000. In June, we received a cash payment of $225,000, and in August, subsequent to the end of the fiscal year, we received the balance of $200,000 plus interest on the promissory note. We used a portion of the proceeds of the sale to retire substantially all debt and are using the remainder to capitalize the continuing commercialization of our current and future bioscience products.

Bioscience Technologies Our flagship bioscience technology is an aqueous disinfectant, silver dihydrogen citrate (SDC). A patented new molecule, SDC is an electrolytically generated source of stabilized ionic silver that can serve as the basis for a broad range of products in diverse markets. SDC liquid is colorless, odorless, tasteless, non-caustic and formulates well with other compounds. As a platform technology, our SDC-based antimicrobial is distinguished from competitors in the marketplace because of its superior efficacy combined with reduced toxicity. We produce and market pre-formulated, ready-to-use products, as well as varying strengths of SDC concentrate as an additive or raw material for inclusion in other companies’ products.

The bioscience division also includes a patent-pending pesticide technology, Triglycylboride™ which, like silver dihydrogen citrate, provides effective results without human toxicity and is an alternative to traditional poisons. Triglycylboride has been formulated into EPA registered RoachX® and AntX™, the key products in our Innovex® line of pest control products.

Water Treatment Division (Discontinued Operation) The Fillmaster® pharmaceutical water purification, dispensing and measuring products included the Pharmapure® water purification system, the FMD 550 dispenser, the patented Fillmaster 1000e computerized dispenser and the patented Scanmaster™ bar code reader. We also marketed proprietary National Sanitation Foundation certified replacement filters for the Fillmaster Systems. Our Nutripure® line of water treatment and filtration systems included a line of Nutripure whole-house water softening systems, a line of Nutripure reverse osmosis point-of-use systems, the Nutripure 2000 countertop water filtration system and the Nutripure Sport filtered sport bottle. Results from this division are shown separately as “Discontinued Operations.”

History
PURE Bioscience was incorporated in the State of California on August 24, 1992, to pursue the immediate business of manufacturing and marketing the Fillmaster and subsequently a broadly based business of delivering advanced technology, equipment and supplies to not only the pharmacy industry but also other healthcare markets and to retail consumers.

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

In June 2001, Environmental Protection Agency (EPA) registration was obtained for the 2400-parts per million (ppm) technical grade SDC concentrate (trade name Axenohl®) as well as for the initial Axen® hard surface disinfectant product for commercial, industrial and consumer applications including restaurants, homes and medical facilities.

In late 2001, as part of a litigation settlement with NVID regarding the marketing rights to SDC, we purchased the SDC patent for 700,000 shares of our common stock plus certain expenses.

In mid-2002 we expanded our Innovex line of pesticides to include RoachX, AntX75, TrapX and CleanKill, an SDC-based hard surface disinfectant for use in the pest control industry.

In March 2003, we received Environmental Protection Agency (EPA) registration for our new SDC-based Axen®30 formulated Category IV hard surface disinfectant product for commercial, industrial and consumer applications. Axen30 is a 30-part per million (ppm) use-dilution formula of our patented SDC antimicrobial technology. The additional EPA registration allows us to expand our hard surface disinfectant claims to include a 30 second kill time on standard indicator bacteria, a 24 hour residual kill on standard indicator bacteria, a 2 minute kill time on some resistant strains of bacteria, 10 minute kill time on fungi, 30 second kill time on HIV Type I, and 10 minute kill time on other viruses. These claims distinguish the efficacy of Axen30 from many leading commercial and consumer products currently on the market, while maintaining lower toxicity ratings.

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

In September 2003, we announced the first significant commercialization of our SDC-based hard surface disinfectant, Axen30, which is sold by EnvirOx L.L.C. of Danville, Illinois, as Critical Care™, a new commercial disinfectant-fungicide-virucide.

Also in September 2003, the Company announced an agreement with Therapeutics, Incorporated, a drug development company based in La Jolla, California, for the development and commercialization of Food and Drug Administration (FDA) regulated SDC-based products. Therapeutics, Incorporated funds and directs all development activities and FDA regulatory filings and is initially focusing on development of SDC-based products for the treatment of bacterial, viral and fungal mediated diseases and conditions.

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

Also in May 2004, Therapeutics, Incorporated began development of the first two groups of products subject to FDA regulation that use SDC antimicrobial technology: women’s health products and acne products.

In June 2004, we obtained EPA registration of expanded claims for our Axen30 hard surface disinfectant to include use on hard surfaces in childcare facilities. The EPA previously registered Axen30 for disinfection of hard surfaces including those in restaurants, homes and medical facilities. Expanded use claims for our Axen30 disinfectant now feature children’s toys, toy boxes, play tables and activity centers, jungle gyms, playpens, child car seats, strollers and diaper changing tables. The EPA’s registration of such sensitive use sites emphasizes the “least-toxic” characteristics of Axen30 while expanding its versatility in the professional and consumer disinfection markets. We believe that the new claims open key market opportunities for us as our distributors position to penetrate the childcare segment which includes daycare centers, preschools, schools, gymnasiums and children’s activity centers.

In August 2004, we filed a utility patent application to protect our proprietary silver dihydrogen citrate disinfectant in combination with other antimicrobial compounds, including quaternary ammonia, oxidizers or halogens such as chlorine, bromine or iodine.

In November 2004, we filed a utility patent application to protect anhydrous, or crystalline, silver dihydrogen citrate antimicrobial compositions, processes of making and methods of use.

In December 2004, we received registration of our silver dihydrogen citrate-based hard surface disinfectant from the California Department of Pesticide Regulation. The product had been previously registered in each of the 49 other states. Receiving the California registration allowed the launch of nationwide marketing, distribution and sales of our hard surface disinfectant.

In May 2005, we sold the assets of our Water Treatment Division to Maryland-based Innovative Medical Services, LLC for $2,375,000. At closing, we received $1,950,000 in cash and a promissory note in the amount of $425,000. In June, we received a cash payment of $225,000, and in August, subsequent to the end of the fiscal year, we received the balance of $200,000 plus interest on the promissory note.

Principal Products and Markets
Silver Dihydrogen Citrate Our flagship technology is a patented, aqueous antimicrobial called silver dihydrogen citrate (SDC). SDC is an electrolytically generated source of stabilized ionic silver that can serve as the basis for a broad range of products in diverse markets. Colorless, odorless, tasteless and non-caustic, the aqueous SDC formulates well with other compounds. We produce and have begun to market pre-formulated, ready-to-use product, as well as varying strengths of SDC concentrate as an additive or raw material for inclusion in other companies’ products.

We currently have Environmental Protection Agency (EPA) registration for our 2400-parts per million (ppm) technical grade SDC concentrate (trade name Axenohl) as well as for our Axen and Axen30 hard surface disinfectant products for commercial, industrial and consumer applications including restaurants, homes and medical facilities. The Axen30 EPA registration allows us to expand the existing efficacy claims as a hard surface disinfectant to include a 30 second kill time on standard indicator bacteria, a 24 hour residual kill on standard indicator bacteria, a 2 minute kill time on some resistant strains of bacteria, 10 minute kill time on fungi, 30 second kill time on HIV Type I, and 10 minute kill time on other viruses. These claims distinguish the efficacy of Axen30 from many of the leading commercial and consumer products currently on the market, while maintaining lower toxicity ratings. Based on the EPA toxicity categorization of antimicrobial products that ranges from Category I (high toxicity) down to Category IV, SDC, with its combination of the biocidal properties of ionic silver and citric acid, is an EPA Category IV antimicrobial for which precautionary labeling statements are normally not required. This compares with Category II warning statements for most leading brands of antimicrobial products

The tests conducted to obtain the recent EPA registration were performed by nationally recognized independent laboratories Nelson Laboratories of Salt Lake City, Utah and AppTec ATS of St. Paul, Minnesota, under AOAC protocol and GLP regulations in accordance with EPA regulations. Specific Axen test results include:

•	30-Second Kill Time At 30 ppm, Axen demonstrated a 30-second, 99.9999% kill of standard indicator organisms including Staphylococcus aureus ATCC 6538, Pseudomonas aeruginosa ATCC 15442 and Salmonella choleraesuis ATCC 10708. Each is regarded as ever present in nearly every person’s life and is also a frequent human pathogen.

•	Residual Kill Activity The residual activity of Axen was tested at 0, 1, 6, and 24 hours after application to a hard surface against standard indicator organisms (Staphylococcus aureus ATCC 6538, Pseudomonas aeruginosa ATCC 15442 and Salmonella choleraesuis ATCC 10708). Quantitative residual results at 24 hours after initial application show a 99.99% reduction in all three bacteria tested.
•	Bacteria Additional testing of Axen against Methicillin Resistant Staphylococcus aureus ATCC 700698 (MRSA), Vancomycin Resistant Enterococcus faecium ATCC 700221 (VRE) and Escherichia coli OH157 ATCC 43888 demonstrated a 99.9999% kill in 2 minutes. These specific bacteria are especially problematic in hospitals because of their resistance to antibiotics. Further, Axen showed a 99.9999% kill in 30 seconds against Listeria monocytogenes ATCC 19111. Food processing operations are challenged to keep this bacterium under control.
•	Fungus Axen demonstrated a 99.9999% kill in 10 minutes of the common athlete’s foot fungus, Trichophyton mentagrophytes ATCC 9533. This data allows the Company to add a fungicidal claim to its hard surface disinfectant label.
•	Viruses Axen also demonstrated 99.9999% virucidal efficacy against HIV Type 1 in 30 seconds, Herpes simplex virus type 1 in one minute, and Influenza A virus ATCC VR-544, Rhinovirus type R 37 ATCC VR-1147, Strain 151-1 and Poliovirus type 2 ATCC VR-1022, Strain Lansing in 10 minutes. After review and registration by the EPA, this data allows the Company to add these virucidal claims to its hard surface disinfectant label.

In September 2003, we announced the first significant commercialization of our SDC-based hard surface disinfectant, Axen30, which is sold by EnvirOx LLC of Danville, Illinois, as Critical Care™, a new commercial disinfectant-fungicide-virucide.

In June 2004, we received EPA registration to expand claims made for our Axen30 hard surface disinfectant to include use on hard surfaces in childcare facilities. The EPA previously approved Axen30 for disinfection of hard surfaces including those in restaurants, homes and medical facilities. Expanded use claims for our Axen30 disinfectant now feature children’s toys, toy boxes, play tables and activity centers, jungle gyms, playpens, child car seats, strollers and diaper changing tables. The EPA’s registration of such sensitive use sites emphasizes the “least-toxic” characteristics of Axen30 while expanding its versatility in the professional and consumer disinfection markets. We believe that the new claims open key market opportunities for us as our distributors position to penetrate the childcare segment which includes daycare centers, preschools, schools, gymnasiums and children’s activity centers.

In December 2004, we received registration of our silver dihydrogen citrate-based hard surface disinfectant from the California Department of Pesticide Regulation. The product had been previously registered in each of the 49 other states. Receiving the California registration allowed the launch of nationwide marketing, distribution and sales of our hard surface disinfectant.

We plan to pursue additional EPA and FDA regulatory approvals for other applications. For example, in September 2003, we announced an agreement with Therapeutics, Incorporated, a drug development company based in La Jolla, California, for the development and commercialization of Food and Drug Administration (FDA) regulated silver dihydrogen citrate-based products. Therapeutics, Incorporated. funds and directs all development activities and FDA regulatory filings and is initially focusing on development of silver dihydrogen citrate-based products for the treatment of bacterial, viral and fungal mediated diseases and conditions. In May 2004, Therapeutics, Incorporated began development of the first two groups of products subject to FDA regulation that use silver dihydrogen citrate antimicrobial technology: women’s health products and acne products. Therapeutics, Incorporated expects its development work will result in multiple Investigational New Drug (IND) filings with the US FDA.

Triglycylboride™ Our bioscience division also includes a line of pesticide technologies. Branded as Innovex™, the product line launched in October 2001 with our EPA-approved, patent-pending RoachX®. Subsequently, we have developed and launched additional products in the Innovex product line, including the EPA-approved AntX75®, EPA-exempt non-toxic TrapX rodent lure and EPA approved CleanKill™, the SDC-based hard surface disinfectant for the pest control industry. We have taken a high level, executive-to-executive marketing approach with leading national pest control companies. We also offer a private label program to fortify sales to pest control professionals as well as provide a cost-effective entry into the consumer retail marketplace.

United States Department of Agriculture testing confirms that RoachX is over 96% effective in three to four days with one application for indoor and outdoor eradication of cockroaches, and can be used near children and food preparation areas. Boric acid is a well-known and effective deterrent of cockroaches and will kill them on contact, but cockroaches do not naturally eat the repellent. Although many pesticide products contain boric acid as the listed active ingredient, we believe RoachX to be new because of the endothermic reaction caused by the combination of boric acid and polyglycol that produces three unique results: 1) The formula protects the boric acid from water and humidity, 2) When combined with an attractant, the cockroaches perceive the formulation as food and will actually eat the polyglycol-encapsulated boric acid, and 3) The formula acts as a time-released pesticide, allowing the cockroach to return to the nest before it dies and then becomes a “bait station” for other roaches in the colony. We believe the product line, containing particular formulas and attractants for specific pests, is effective against cockroaches, ants, palmetto bugs, silverfish, waterbugs, ticks, fleas, lice and garden pests.

Like the silver dihydrogen citrate antimircrobial technology, the boric acid based pesticides are very competitive with regard to efficacy when compared to leading brands while maintaining lower toxicity ratings.

Principal Products and Markets: Water Treatment Division (Discontinued Operation)
The principal products in our Water Treatment Division included the Fillmaster® dispensing apparatus, connected to the Pharmapure® reverse osmosis water filtration system, which provides measured amounts of purified water for reconstitution of liquid oral antibiotics and certain other pharmacy applications. We also marketed filter replacements for the Fillmaster system. Significant customers consisted primarily of domestic retail chain pharmacies. In addition, the Water Treatment Division included our Nutriprue 2000 Countertop Water Filtration System.

Competition
The markets for silver dihydrogen citrate and pesticide products are highly competitive because we must work to displace traditional disinfecting technologies sold by well-known international industry leaders. The markets in which we will sell any such products are dominated by a number of large, well-capitalized corporations, which may impact our ability to successfully market our products or maintain any technological advantage we might develop. We recognize that innovative marketing methods are required in such competitive markets. We work to focus on the high quality and value price of our products in their markets.

Patents and Intellectual Property
We own several patents and patents pending related to the silver dihydrogen citrate technology, and we have a patent pending for RoachX and related pesticide products.

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

Until the sale of the Water Treatment Division, we owned the Fillmaster 1000e patent which expires in August 2017 and protects a method and apparatus for dispensing fluids in response to a user request for a specified amount of the fluid. This patent was sold to Innovative Medical Services, LLC as an asset of the Water Treatment Division. We have, however, retained rights to this technology for non-pharmaceutical applications which do not compete with the pharmaceutical water dispensing business of Innovative Medical Services, LLC.

On November 30, 2001, we acquired the patent for our silver dihydrogen citrate and its method of making. We previously licensed the use of this patent. We purchased the patent for 700,000 shares of our common stock plus certain expenses.

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

In May 2004, we filed an additional United States patent covering multiple potential uses for our SDC technology including the treatment of specific types of bacteria, fungus and viruses, as well as medical treatment and the preservation of consumable and non-consumable products. The additional Disinfectant and Method of Use patent application was the seventh SDC related patent application filed in the United States covering inventive aspects of manufacturing, composition and formulations of our SDC technology. In addition, in August 2004, we filed a utility patent application to protect our proprietary silver dihydrogen citrate disinfectant in combination with other antimicrobial compounds, including quaternary ammonia, oxidizers or halogens such as chlorine, bromine or iodine.

In August 2004, we filed a utility patent application to protect our proprietary silver dihydrogen citrate disinfectant in combination with other antimicrobial compounds, including quaternary ammonia, oxidizers or halogens such as chlorine, bromine or iodine.

In November 2004, we filed a utility patent application to protect anhydrous, or crystalline, silver dihydrogen citrate antimicrobial compositions, processes of making and methods of use.

A patent application for RoachX and related products was filed in February 1998 to protect a nonaqueous form of insecticide consisting of a desiccant, preferably boric acid, with additional ingredients for binding, stability and target insect attraction.

We own the registered trademarks or trademark applications for PURE Bioscience™, Axenohl®, Axen®, Silvérion®, Kinderguard™, Innovex™, RoachX®, AntX®, TrapX® and Medifier®.

Manufacturing
We manufacture and blend the silver dihydrogen citrate products in our manufacturing facility at our corporate headquarters. As production quantities increase, we may choose to outsource blending and packaging operations; however, we plan to maintain the manufacturing operation for our silver dihydrogen citrate concentrate. Silver, the primary active ingredient, is a readily available commodity, and the other active and inactive ingredients of silver dihydrogen citrate are readily available from chemical supply companies.

We manufacture RoachX, AntX and TrapX in our manufacturing facility at our corporate offices and outsource some of the packaging functions. The active and inactive ingredients of these products are readily available through multiple manufacturers in the US and abroad.

Research and Development
Research and Development costs that have no alternative future uses are charged to operations when incurred and are included in operating expenses. The total amounts charged to Research and Development expense were $1,357,000 and $1,133,000 in the fiscal years ended July 31, 2005 and 2004, respectively.

Employees
As of October 28, 2005, PURE Bioscience employed eleven people, all of whom are full-time employees.

Item 2. Properties
Our business operates in a 13,067 square foot facility located in a light industrial/office park in El Cajon, California. This location houses all administrative, executive, sales, manufacturing and shipping functions. The space is leased from an unaffiliated third party under a sixty-five month agreement commencing on July 1, 1996. On May 14, 1996, we entered into an operating lease agreement for our home office which expires (under extension) in October 2006. As part of the agreement to sell the assets of the Water Treatment Division to Innovative Medical Services, LLC, we entered into a sublease agreement with IMS LLC which terminates concurrently with our master lease. Under the sublease agreement, IMS LLC occupies approximately 28% of the square footage of the facility and pays us $3,760 per month in rent. However the obligation for making payments under the master lease remains with us until the end of the current lease term.

Item 3. Legal Proceedings
On August 8, 2002, Billy Stapleton and Susie Stapleton filed a complaint for patent infringement in the United States District Court Eastern District of Tennessee at Knoxville, against our product RoachX. On August 12, 2002 Billy and Susie Stapleton filed an amended complaint. On May 2, 2003 we filed our answer to the amended complaint, denying the allegations generally and specifically, and stating nine affirmative defenses to the amended complaint. The trial has been continued until August 3, 2006. We believe Stapleton’s amended complaint is frivolous and without merit.

In November 2004, we received a $14.2 million award resulting from its arbitration proceeding against NVID International, Inc. through the American Arbitration Association International Center for Dispute Resolution. In addition, due to the Arbitrator’s determination of material breach by NVID International, our royalty and other contractual obligations to NVID are legally terminated. The award is the result of our October 2003 arbitration action against NVID International and Falken Industries, Ltd. We sought damages and relief from continued and ongoing public dissemination of false, misleading and disparaging statements as well as complete cooperation in enforcing and defending the Axenohl patent and related technology. The arbitration was bifurcated and we proceeded first against NVID. In October 2005, we received a further $3.4 million award plus costs of $241,000 resulting from the binding arbitration proceeding against Falken Industries. The November 2004 arbitration award is set to be confirmed in the US District Court, Southern District of California on or about November 14, 2005. We have also filed the October 2005 arbitration award with the US District Court, Southern District of California and are awaiting the assignment of a confirmation hearing date. We are evaluating the issue of collectibility and potential liability of all related individuals and entities.

In June 2004, we filed an arbitration action against Nickel Ltd. and Falken Industries Ltd., case number 50 T 133 00319 04, for breach of contract regarding a license for Axen30. Nickel resisted arbitration; however, on September 30, 2005, the US District Court, Southern District of California ruled that Nickel was to arbitrate. The arbitration is in progress and currently set for hearing on the merits on April 10, 2006. We anticipate the arbitral hearing regarding Falken will proceed separately and that the actions against Falken and Nickel will resolve favorably to us as they have in the past.

Item 4. Submission Of Matters To A Vote Of Security Holders
No matters were submitted to shareholders in the fourth quarter of the fiscal year.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

(1)	Market Information: PURE Bioscience’s common stock is traded on the Bulletin Board under the symbol “PURE.”

(2)	High and Low Bid Prices: The following table sets forth high and low bid prices for each fiscal quarter, for the last two fiscal years as reported on Yahoo! Finance. Such quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

Fiscal 2005			Fiscal 2004
Quarter Ended	High	Low	Quarter Ended	High	Low
July 31, 2005	$1.05	$0.52	July 31, 2004	$1.00	$0.25
April 30, 2005	$1.22	$0.63	April 30, 2004	$1.00	$0.25
January 31, 2005	$1.04	$0.36	January 31, 2004	$1.07	$0.68
October 31, 2004	$0.55	$0.35	October 31, 2003	$1.07	$0.53

(3)	Security Holders: As of October 28, 2005, we had approximately 200 holders of record of our common stock. This does not include beneficial owners holding common stock in street name. The closing price per share on October 28, 2005 was $0.88.

(4)	Dividend Plans: We have paid no common stock cash dividends and have no current plans to do so.

(5)	Preferred Stock: There are no shares of preferred stock presently outstanding.

(6)	Recent Sales of Unregistered Securities: None.

(7)	Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation
plans approved by
security holders	5,095,960	$0.52	3,794,641

Equity compensation
plans not approved by
security holders	1,390,000	$1.04	1,808,000

Total	6,485,960	$0.64	5,602,641

The following equity compensation plans were not approved by security holders:

1.	2001 ETIH2O Stock Option Plan: Adopted by the Board in January 2001, there are 1,000,000 shares authorized under this Plan. The options have a five-year term with vesting ratably over a five-year period. Executive Officers and Directors are not eligible participants under this plan.

2.	2001 Consultants and Advisors Stock Option Plan: Adopted by the Board in January 2001, there are 500,000 shares authorized under this Plan. The options have a five-year term with vesting ratably over a five-year period. Executive Officers and Directors are not eligible participants under this plan.

3.	2004 Consultants and Advisors Stock Option Plan: Adopted by the Board in April 2004, there are 2,000,000 shares authorized under this plan. The options have a five-year term with vesting ratably over a five-year period. Executive Officers and Directors are not eligible participants under this plan.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Competition and elsewhere in this Form 10KSB. Our consolidated financial data includes Export Company of America, Inc., Ampromed Comercia Importacao e Exportacao Ltda., ETI-H2O Corporation, and Nutripure Water Corporation. The following discussion and analysis should be read in conjunction with the audited financial statements of PURE Bioscience.

Results of Operations for the Year Ended July 31, 2005 Versus Year Ended July 31, 2004
PURE Bioscience (formerly Innovative Medical Services) began as a provider of pharmaceutical water purification products. Although revenues for the years ended July 31, 2005 and 2004 were still primarily derived from the Water Treatment business, the focus of our investments has expanded from our niche pharmacy market into other, broader markets with new, proprietary bioscience products based upon our patented silver ion antimicrobial technologies and patent pending boric acid based pesticide technologies.

In November 2003, we announced that we had signed a definitive agreement to sell our Water Treatment business to Data Recovery Continuum, Inc. (DRCI), a Delaware corporation based in California. DRCI did not perform on the contract and we began negotiations with a new party to sell the Water Treatment Division assets and related liabilities. Effective May 25 2005, we sold the assets of our Water Treatment Division to Maryland-based Innovative Medical Services, LLC (IMS LLC) for $2,375,000. IMS LLC also assumed all liabilities associated with the Division. At closing, we received $1,950,000 in cash and a promissory note in the amount of $425,000. In June, we received a cash payment of $225,000, and in August, subsequent to the end of the fiscal year, we received the balance of $200,000 plus interest on the promissory note.

Although we recorded the Water Treatment business as a discontinued operation during the year ended July 31, 2005, we continued to operate and retain the profits from that division until its sale on May 25, 2005. The realized gain to us on the sale of the Water Treatment Division, as shown in our statement of operations for the year ended July 31, 2005, was $2,187,136 before the effect of taxes. The sale of the Water Treatment Division assets to Innovative Medical Services, LLC will be a transaction taxable for United States federal and California income tax purposes. The tax liability related to the sale is estimated to be approximately $937,000, however we expect that other losses and carryforwards for the year ended July 31, 2005 will offset the tax liability on the sale. See Note 13 for a more detailed discussion of the tax consequences of the sale of the Water Treatment Division. As a result of the sale, we are now strategically focused on developing our bioscience technology.

Subsequent to the sale of the Water Treatment Division we agreed to continue to fund the working capital of IMS LLC for a limited period of time. At July 31, 2005, we had funded $132,521 of working capital on IMS LLC’s behalf. In August, in addition to the payment of the promissory note, IMS LLC reimbursed us for the working capital we had provided subsequent to the sale. We are no longer providing any working capital for IMS LLC.

On November 30, 2001, we acquired the patent (the “Axenohl patent”) for silver dihydrogen citrate, a silver ion based technology which is the basis for our silver ion products. We purchased the patent for 700,000 shares of common stock plus certain expenses, valuing the patent at $1,540,600 based on the market price of the stock exchanged, and agreed to make certain royalty payments to NVID. In October 2003, we filed an arbitration action against NVID International and Falken Industries to demand a cease and desist from continued and ongoing public dissemination of false, misleading and disparaging statements and complete cooperation in enforcing and defending the silver dihydrogen citrate patent and related technology, pursuant to the Core Settlement Agreement between PURE Bioscience and NVID International. In November 2004, we won a $14.2 million award resulting from the action against NVID. In addition to the $14.2 million award against NVID, the arbitrator also clarified that PURE’s royalty obligations to NVID were legally terminated by NVID’s material breach of the Core Settlement Agreement, resulting in the elimination of approximately $17 million in potential future royalty payments from PURE to NVID over the life of the Axenohl patent. In October 2005, we received a further $3.4 million award plus costs of $241,000 resulting from a related binding arbitration proceeding against Falken Industries. The award, from the American Arbitration Association International Center for Dispute Resolution, is a binding ruling. We are evaluating the issues of collectibility of the awards, however due to the uncertainty of our ability to collect we have not recorded the awards or any part of them as assets on the balance sheet as at July 31, 2005. We do believe that the rulings enable us to accelerate the development of our core silver dihydrogen citrate technology.

For the year ended July 31, 2005, bioscience segment revenues were $155,806, a 41% decrease from revenues of $263,499 in the prior year. The antimicrobial market is highly competitive, and we anticipate that market acceptance of our novel technology may be a long term achievement. Each formulation of our products requires regulatory approval for each respective jurisdiction in which it is sold, and in addition to competitive challenges, we believe that the investment necessary to pursue research, testing and regulatory approval for silver dihydrogen citrate products will continue to be significant. However, now that we have prevailed in our arbitration proceedings and have sold our Water Treatment Division, we believe we are in a position to accelerate additional regulatory approvals and negotiate distribution agreements for the inclusion of silver dihydrogen citrate into multiple global products. We expect sales of our silver dihydrogen citrate products to accelerate in future periods.

Gross profit for the year ended July 31, 2005 was $104,212 versus $132,595 in the prior year. Our gross profit percentage improved from 50% in 2004 to 67% in 2005, primarily due to a higher mix in 2005 of silver dihydrogen citrate sales versus pesticide sales. Margins for sales of silver dihydrogen citrate are greater than those for pesticides.

Our net loss before tax from continuing operations for the year ended July 31, 2005, excluding the gain realized on the sale of the Water Treatment Division, was $3,011,818, versus a net loss of $2,820,863 for the same period in 2004. Selling expenses, primarily for development of new markets, grew by $121,000 or 40% in the year ended July 31, 2005 compared to the prior year. Over the same period, General and Administrative expenses grew by 1% to $1,331,000. General and Administrative expense for each year includes the cost of prosecuting our interests in the arbitration proceedings discussed earlier. Research and Development costs of $1,357,000 for the year ended July 31, 2005 increased by $224,000 or 20% compared to the same period in 2004, as we aggressively expanded our global patent portfolio to support future initiatives within multiple international markets for our silver dihydrogen citrate technology. Of the loss before taxes in the period ending July 31, 2005, $1,076,469 is attributable to non-cash items: $808,139 of services and interest paid with stock and warrants and $268,330 of amortization and depreciation. Of the loss in the prior year, $738,217 was attributable to non-cash items: $462,770 of services and interest paid with stock and warrants, and $275,447 of amortization and depreciation.

The net effect of taxes on the consolidated statement of income for the year ended July 31, 2005 is a tax liability of $2,800, the minimum franchise taxes paid to the State of California regardless of income or loss. The tax liability on the sale of the assets of the Water Treatment and on the income from the operation of the Division through May 25, 2005, are estimated to be $937,000 and $230,500 respectively; a total of approximately $1,167,500. We expect that this amount will be offset by a tax benefit of approximately $1,164,700 from current year losses and available net operating loss carryforwards relating to our continuing operations.

Discontinued Operation
During the year ended July 31, 2005, we received the benefit from the revenues and incurred the expenses of the Water Treatment Division through the date of the sale of the Division on May 25, 2005. Income from this discontinued operation for the year ended July 31, 2005 (effectively through May 25, 2005) consisted of revenues of $1,699,955, cost of sales of $937,958 and other costs of $251,586, resulting in a net income from discontinued operations before taxes of $510,411. Income tax related to the operation of the Division through May 25, 2005 is estimated to be $230,500, however this amount is offset by the realization of a corresponding tax benefit from current year losses and available net operating loss carryforwards relating to our continuing operations.

Net income from this discontinued operation for the full fiscal year ending July 31, 2004 consisted of revenues of $1,800,600, cost of sales of $861,100 and other costs of $423,600, resulting in a net income from discontinued operations before tax of $515,900.

Liquidity and Capital Resources
From inception through the present, we have financed our operations primarily through our initial public offering in August of 1996, by subsequent private placement stock sales, and in May 2005 by the sale of our Water Treatment Division. In addition, in September 2002 we renegotiated an existing line of credit and extended it until November 2003. The extension included an increase in principal from $500,000 to $600,000 at an interest rate of 1½ % per month, secured against the entire assets of the Company excluding the Axenohl patent. During the year ended July 31, 2004, we became in default and in December 2003, two parties filed an action in District Court of Arizona against PURE Bioscience for our failure to perform under the terms of their loan agreements. In May 2005, the $600,000 line of credit plus $103,000 of accrued interest was paid off as part of a settlement of the outstanding litigation.

In July 2003, we issued a $300,000 convertible debenture at an interest rate of 10% per annum due on July 24, 2004. The debenture was contained in a Unit Purchase Agreement in which the holder of the note received 300,000 five-year warrants to purchase our common stock at an exercise price of $0.75. The note contained provisions for convertibility to our common stock if held to maturity. This note was in technical default as of July 25, 2004, but was guaranteed by a third party and subsequently paid off in cash in March 2005.

In August 2003, we completed a financing arrangement which included the acquisition of a $2,000,000 Note and Trust Deed bearing a rate of interest of 10% with principal and all interest due and payable on or before June 12, 2004. In addition to the Trust Deed, the arrangement included a $435,000 unsecured offsetting loan payable. The Trust Deed, offset by the loan, was acquired in exchange for 2,000,000 unregistered shares of our common stock, at a fair value of $0.80 per share, issued to a party unrelated to the grantor.

In late 2003 we entered into an agreement to sell substantially all of the assets and certain related liabilities of our Water Treatment Division to Data Recovery Continuum, Inc. (DRCI) for $2.75 million in cash at closing to include the purchase of the Trust Deed at face value, and additional amounts one year after closing based on certain criteria relating to sales of water treatment systems. At this time, DRCI paid to us a deposit of $100,000 in cash, secured by a promissory note for that amount. Prior to the due date on the Trust Deed, the debtors requested an extension to complete an in-process financing plan for the payment of the principal and interest, which we granted, however the debtor failed to perform during the term of the extension.

In March 2005, we reached a partial settlement with Lee Brukman of Next9, LLC and Data Recovery Continuum, Inc. in which we reacquired the 2,000,000 shares of our common stock in exchange for our conditional transfer to Brukman of the Trust Deed receivable. In addition, Brukman forgave the $535,000 in loans to us, plus accrued interest of $61,377. The net result on the consolidated balance sheet was a reduction in assets of approximately $2,327,700, a reduction in liabilities of approximately $596,000, and an increase in common stock of $1,735,700, or $0.87 per share, based on an estimate of fair value.

In November 2004 we received a $90,000 loan from a director/shareholder, with an interest rate of 8% per annum and a warrant to purchase 18,000 shares of common stock. The note was originally due in 30 days but was extended to April 29, 2005 in exchange for an additional warrant to purchase 18,000 shares. In April 2005, a $30,000 payment was made to reduce the $90,000 loan and in May 2005, the balance of the loan plus accrued interest was paid off.

Effective May 25, 2005, we sold the assets of our Water Treatment Division to Maryland-based Innovative Medical Services, LLC (IMS LLC) for $2,375,000. IMS LLC also assumed all liabilities associated with the Division. At closing, we received $1,950,000 in cash and a promissory note in the amount of $425,000. In June, we received a cash payment of $225,000, and in August, subsequent to the end of the fiscal year, we received the balance of $200,000 plus interest on the promissory note. We agreed to continue to fund the working capital of IMS LLC subsequent to the sale of the Water Treatment Division, until such time as IMS LLC had in place their appropriate legal and tax registrations, in order to enable the continuation of payroll and an uninterrupted supply of materials and components for the business. At July 31, 2005, we had funded $132,521 of working capital on IMS LLC’s behalf. In August, in addition to the payment of the promissory note and after the end of our fiscal year, IMS LLC reimbursed us for the working capital we had provided subsequent to the sale. We are no longer providing any working capital for IMS LLC.

The realized gain to us on the sale of the Water Treatment Division was $2,187,136. The sale of the Water Treatment Division assets to Innovative Medical Services, LLC will be a transaction taxable for United States federal and California income tax purposes, however the estimated tax liability of $937,000 will be offset by current year losses and available net operating loss carryforwards relating to our continuing operations. See Note 13.

From July 31, 2004 to July 31, 2005, accounts receivable declined by $165,226 and inventory declined by $120,874, in each case primarily due to the sale of the Water Treatment Division. Non-current assets at July 31, 2005 of $2,313,707 consist almost entirely of Patents and Licenses.

Net cash outflows from continuing operations were $2,897,330 for the year ended July 31, 2005 and $2,018,347 for the prior year. The increase in cash outflows is primarily related to investment in research and development and in protecting our technology through arbitration. Cash investments in patents and licenses also increased by $74,000, and expenditure on fixed assets by $78,000, over the prior year.

Cash flows from financing activities were $781,000 in the year ended July 31, 2005 and $1,282,075 in the previous year. During the most recent fiscal year, we repaid $900,000 of pre-existing debt as discussed earlier. This amount was offset by $1,681,000 of proceeds from the sale of common stock during the year ended July 31, 2005, as follows:

In the quarter ended October 31, 2004 we conducted a private placement which consisted of 125,000 shares of common stock at a price of $.39 per share and a one-year warrant to purchase 12,500 shares of common stock at $1.50 valued at $1,154 ($0.01 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 137.78% and a risk-free interest rate of 2.25%) for a total of $50,000, and issued 80,000 shares of common stock valued at $40,000 or $0.50 per share. During the three months ending January 31, 2005, we conducted two private placements valued at $200,000 (366,667 shares of common stock at an average price of $0.5455 per share); received $150,000 from the exercise of 300,000 shares of common stock at $0.50 per share; conducted a further private placement of 60,000 shares of common stock at $0.49 per share and a one-year warrant to purchase 6,000 shares of common stock at $1.00 valued at $674 ($0.01 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 137.78% and a risk-free interest rate of 2.25%) for a total of $30,000; and received $10,500 from the exercise of an employee option. During the three months ending April 30, 2005 we conducted two private placements which consisted of 1,330,000 shares of common stock issued between $0.30 and $0.50 per share for a total value of $605,000; conducted a further private placement in which we sold 400,000 shares of common stock at a price of $.449 per share and a one-year warrant to purchase 100,000 shares of common stock at $1.00 valued at $20,392 ($0.051 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 112.30% and a risk-free interest rate of 2.25%) for a total value of $200,000; received $40,500 from the exercise of options; conducted a private placement which consisted of 458,329 shares of common stock issued a $.60 per share for a value of $275,000; and received $80,000 from the exercise of options.

During the year ended July 31, 2004, we borrowed $100,000 from a private lender. We also conducted private placements in which we issued 250,000 shares of common stock at a price of $0.50 per share, for a total of $125,000. We also issued a security which included 700,000 shares of common stock at a price of $0.60 per share and a one-year warrant to purchase 84,000 shares of common stock at $0.80 per share. The warrants were valued at $21,220 ($0.25 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 137.78% and a risk-free interest rate of 2.25%). Additionally, we conducted another private placement in which we sold two units of Company securities. Each unit consisted of 200,000 shares of common stock at a price of $0.50 per share and a one-year warrant to purchase 50,000 shares of common stock at $1.00 valued at $20,296 ($0.20 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 137.78% and a risk-free interest rate of 2.25%). Later in the same fiscal year we conducted two more private placements in which we issued 395,833 shares of common stock at a weighted average price of $0.44 per share for a total of $175,000. In the last quarter of that year we conducted two additional private placements in which we issued 582,389 shares of common stock at $0.45 per share which included warrants to purchase 63,794 shares of common stock at $1.50 per share. The warrants were valued at $7,905 ($0.12 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 137.78% and a risk-free interest rate of 2.25%. Also during the same quarter of the year ended July 31, 2004 we issued 295,000 shares at $0.55 per share in exchange for consulting services valued at $162,500, and options on 50,000 shares were exercised.

With respect to sales made during the two years reported, we relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered solely to accredited or sophisticated investors who were provided all of the current public information available on the Company.

At July 31, 2005 we had current assets of $939,000, current liabilities of $353,000 and no outstanding debt. However, our existing working capital will not be sufficient to fund our development plans. We are therefore currently seeking additional sources of capital to fund investment in planned expansion. Such investments are expected to include development and expansion of our infrastructure and manufacturing capacity, product launches, research and development projects and regulatory submissions.

Risks Related to our Plans to Raise Capital
We are seeking additional capital through the issuance of debt, equity, convertible securities or through other means, any one of which may reduce the value to us, perhaps substantially, of the commercialization of our bioscience technology. The issuance of debt or equity, or convertible securities, may also lead to the dilution of our existing shareholders. There is no guarantee that we will be able to obtain capital on terms acceptable to us, or at all. Insufficient funds may require us to delay, scale back or eliminate some or all of our research and product development programs, license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, or to reduce or cease operations.

Other Risks Related to our Business
By selling the Water Treatment Division, we lost the most significant contributor to our historical revenue stream and became less diversified. We are now a bioscience company focused on the marketing, selling and continued development of our silver dihydrogen citrate antimicrobial technology and our Triglycylboride pesticide technology. While the rewards in these fields are potentially great, the risks, the regulatory hurdles and the costs of doing business are also high.

Our silver dihydrogen citrate is a platform technology rather than a single use applied technology. As such, products developed from the platform fall under the jurisdiction of multiple U.S. and international regulatory agencies. We currently have Environmental Protection Agency (EPA) registration for our 2400-parts per million (ppm) technical grade SDC concentrate (trade name Axenohl®) as well as for our Axen® and Axen®30 hard surface disinfectant products for commercial, industrial and consumer applications including restaurants, homes and medical facilities. We intend to fund and manage additional EPA regulated product development internally and in conjunction with current regulatory consultants, however the introduction of additional EPA regulated antimicrobial products could take several months.

Our technology also shows promise as a broad-spectrum antimicrobial for use in human and veterinary healthcare products. We have chosen to pursue approvals through the U.S. Food and Drug Administration (FDA) by partnering with Therapeutics, Incorporated, which has assumed responsibility for the testing and regulatory process for selected potential FDA regulated silver dihydrogen citrate-based products. We expect that Therapeutics’ experience with drug development and FDA processing, especially with regard to dermal pharmaceuticals, could lead to IND, NDA and/or 510-K filings for silver dihydrogen citrated-based healthcare products with the FDA. The FDA and comparable agencies in many foreign countries impose substantial limitations on the introduction of new products through costly and time-consuming laboratory and clinical testing and other procedures. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. There is no guarantee that either Therapeutics, Incorporated or ourselves will be able to obtain the resources necessary to obtain such approvals, or that the products will meet the strict criteria imposed by the FDA. It may be several years before we are able to introduce any FDA regulated antimicrobial pharmaceutical products, if at all.

If we are successful in bringing additional EPA or FDA regulated products to market, there is no assurance that we will be able to successfully manufacture or market the products or that potential customers will buy them. For example, a current or future competitive product may have, or be perceived as having, greater efficacy or cost effectiveness. In addition, the market in which we will sell any such products is dominated by a number of large, well-capitalized corporations, which may impact our ability to successfully market our products or maintain any technological advantage we might develop. We may also be subject to changes in regulations governing the manufacture and marketing of our products, which could increase our costs, reduce any competitive advantage we may have, or adversely affect our marketing effectiveness.

Valuation of Intangible Assets
SFAS 142 requires that goodwill and other intangible assets be tested for impairment on an annual basis and between annual tests in certain circumstances. Recoverability of assets to be held for use is based on expectations of future discounted cash flows from the related operations, and when circumstances dictate, we adjust the asset to the extent the carrying value exceeds the fair value of the asset. Our impairment review process is based on the discounted future cash flow approach that uses our estimates of revenue driven by assumed market segment share and estimated costs. Also included in our analysis is an estimate of revenues expected from our agreement with Therapeutics, Incorporated We have entered into an agreement with Therapeutics Inc. for the development and commercialization of FDA regulated silver dihydrogen citrate based products, where Therapeutics is responsible for all development activities and regulatory filings. In the agreement, Therapeutics Inc. has agreed to reimburse the Company for $2.2 million of pre-contract acquisition and development costs of the silver dihydrogen citrate intellectual property as well as reimbursement for ongoing intellectual property costs associated with silver dihydrogen citrate. Following the reimbursement of both Therapeutics’ and our costs, depending on the type of product we will receive a minimum of 40% of all sales proceeds, licensing fees, royalty payments and all other forms of cash and non-cash consideration received by the two parties. We will also realize revenues from the sale of silver dihydrogen citrate raw material as an active ingredient.

Judgments made by us related to the expected useful lives of long-lived assets and our ability to realize discounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets and changes in economic and market conditions. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize a material impairment charge, which would result in decreased results of operations and a decrease in the carrying value of these assets on our consolidated balance sheet.

The Board of Directors
PURE Bioscience

We have audited the accompanying consolidated balance sheets of PURE Bioscience as of July 31, 2005 and 2004, and the related statements of operations, stockholders’ equity and cash flows for the years ended July 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PURE Bioscience. and the results of its operations and its cash flows for the years ended July 31, 2005 and 2004, in conformity with generally accepted accounting principles in the United States of America.

/s/ MILLER AND McCOLLOM
MILLER AND McCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033
October 28, 2005

CONSOLIDATED BALANCE SHEETS

	July 31
	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$405,888	$17,366
Accounts receivable, net of allowance for doubtful
accounts of $ 59,000 at July 31, 2004
8,000 at July 31, 2005	73,261	238,487
Other receivables	132,521	—
Notes receivable	200,000	—
Inventories	52,059	172,933
Prepaid expenses	72,344	—
Interest receivable	2,817	191,849

Total current assets	938,890	620,635

Property, Plant and Equipment
Property, plant and equipment	151,990	167,173

Total property, plant and equipment	151,990	167,173

Other Assets
Trust deed receivable	—	2,035,000
Deposits	9,744	9,744
Patents and licenses	2,213,413	2,343,235

Total other assets	2,223,157	4,387,979

Assets of the water division held for resale	—	306,258
Total assets	$3,314,037	$5,482,045

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable	$191,803	$973,581
Accrued liabilities	158,698	591,933
Income taxes payable	2,800	2,700
Notes payable	—	300,000
Loans from shareholders	—	1,135,000

Total current liabilities	353,301	3,003,214

Liabilities of the water division held for resale	—	44,464

Stockholders' Equity
Preferred Stock	—	—
Class A common stock, no par value:
50,000,000 shares authorized
15,457,310 issued and outstanding July 31, 2004, and
17,713,306 issued and outstanding July 31, 2005	19,317,001	17,834,139
Warrants:
1,385,223 issued and outstanding July 31, 2004, and
640,929 issued and outstanding July 31, 2005	198,471	837,894
Accumulated deficit	(16,554,736)	(16,237,666)

Total stockholders' equity	2,960,736	2,434,367

Total liabilities and stockholders' equity	$3,314,037	$5,482,045

The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended July 31
	2005	2004
Net revenues	$155,806	$263,499
Cost of sales	51,594	130,904

Gross profit	104,212	132,595

Selling expenses	427,452	306,243
General and administrative expenses	1,330,828	1,319,774
Research and development	1,357,112	1,133,007

Total operating costs	3,115,392	2,759,024

Loss from operations	(3,011,180)	(2,626,429)

Other income and (expense):
Interest income	146,174	191,861
Interest expense	(109,608)	(315,724)
Other	(37,204)	(70,571)

Total other income (expense)	(638)	(194,434)

Loss from continuing operations before income taxes	(3,011,818)	(2,820,863)
Income tax benefit	1,164,688	218,312

Loss from continuing operations	(1,847,130)	(2,602,551)
Discontinued operations:
Gain on sale of Water Treatment Division	2,187,136	—
Income from operation of Water Treatment Division	510,411	515,900
Income taxes on discontinued operations	(1,167,487)	(221,012)

Income from discontinued operations	1,530,060	294,888

Net loss after taxes	$(317,070)	$(2,307,663)

Net loss per common share, basic and diluted
Continuing operations	$(0.11)	$(0.19)
Discontinued operations	0.09	0.02

Net loss	$(0.02)	$(0.17)

The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended July 31
	2005	2004
Cash flows from operating activities:
Net loss	$(317,070)	$(2,307,663)

Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization	158,184	177,045
Depreciation	110,146	98,402
Services and interest paid for with stock and warrants	808,139	462,770
Pre-tax income from discontinued operations	(510,411)	(515,900)
Pre-tax gain on sale of discontinued operations	(2,187,136)	—

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	32,705	(74,592)
(Increase) decrease in due from officers and employees	—	61
(Increase) decrease in prepaid expense	(72,344)	6,654
(Increase) decrease in interest receivable	189,032	(191,849)
(Increase) decrease in inventory	120,874	(53,697)
(Increase) decrease in deposits	—	(403)
Increase (decrease) in accounts payable	(781,778)	(105,547)
Increase (decrease) in accrued cash liabilities	(447,770)	486,372

Increase (decrease) in income tax payable	100	—

Net cash (used) in operating activities	(2,897,330)	(2,018,347)

Cash flows from investing activities

Investment in patents and licenses	(28,362)	(45,000)
Purchase of property, plant and equipment	(94,963)	(16,551)

Net cash (used) in investing activities	(123,325)	(61,551)

Cash flows from financing activities

Proceeds from debt obligations	—	100,000
Payment of notes payable	(300,000)	—
Proceeds from loans from shareholders	90,000	—
Payment of loans from shareholders	(690,000)	—
Proceeds from sale of common stock	1,681,000	1,182,075

Net cash provided by financing activities	781,000	1,282,075

Cash flows from discontinued operations:

Proceeds from sale of Water Treatment Division	2,175,000	—
Cash flows from operation of Water Treatment Division	543,727	564,102

Net cash from discontinued operations	2,718,727	564,102

Net increase (decrease) in cash and cash equivalents	$479,073	$(233,721)

Cash and cash equivalents at beginning of period	17,366	251,087

Cash and cash equivalents at end of period	$496,439	$17,366

Supplemental disclosures of cash flow information
Cash paid for interest	$149,835	$166,236
Cash paid for taxes	$3,416	$—
Non-cash investing and financing activities:
Issue / (reacquisition) of stock in exchange for trust deed	$(1,735,700)	$1,600,000

        The accompanying notes are an integral part of these financial statements

Notes to Consolidated Financial Statements
See Independent Accountants’ Report

Note 1. Organization and Summary of Significant Accounting Policies

This summary of significant accounting policies of PURE Bioscience (formerly Innovative Medical Services) is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. These accounting policies conform to Generally Accepted Accounting Principles in the United States of America and have been consistently applied in the preparation of the financial statements. The financial statements are stated in United States of America dollars.

        Organization and Business Activity

PURE Bioscience was incorporated as Innovative Medical Services in San Diego, California on August 24, 1992 as a provider of pharmaceutical water purification products. In September 2003, the Company effected a name change, as approved by shareholders, to PURE Bioscience.

In October of 1998, the Company formed a subsidiary, EXCOA Nevada to purchase the assets of Export Company of America, Inc. (EXCOA), a privately held Fort Lauderdale, Florida-based distributor of disposable medical, dental and veterinary supplies. The major asset of this company was its 45% interest in Ampromed Comercio Importacao E Exportacao Ltda (AMPROMED), a Rio de Janeiro-based import company that sells medical, dental and veterinary supplies and water filtration products to practitioners, retail outlets and government agencies. We acquired the remaining 55% interest in AMPROMED from a private individual and transferred it to EXCOA Nevada.

In November 2000, PURE Bioscience acquired 100% of the stock of ETIH2O, Inc., a privately held technology corporation that developed silver dihydrogen citrate and its associated brands, Axenohl and Axen.

Subsequent to the acquisition of ETIH2O, our business activity was divided into two basic business segments, the Bioscience Division and the Water Treatment Division. The Bioscience Division is our primary business and consists of the production, sale and licensing of silver ion bioscience technologies and boric acid based pesticides. In May 2005 we sold the assets of our Water Treatment Division to Maryland-based Innovative Medical Services, LLC.

        Basis of Presentation and Principles of Consolidation

The accompanying financial statements include the consolidated accounts of PURE Bioscience and its subsidiaries. All inter-company balances and transactions have been eliminated.

        Revenue Recognition

Generally, we recognize income based upon concluded arrangements with customers and when all events have occurred by delivery or performance.

Revenue for Bioscience products is recognized as product is shipped to customers, free on board from either our facility or third party packagers.

Revenue was recognized for products and Customer Service Plans within the Water Treatment Division, prior to its divestiture in May 2005, as revenue from discontinued operations. Customer acceptance provisions and installation procedures accompanying delivery were minor in nature, and we did not experience any material expense in satisfying warranties and returns. Most of the Division’s chain customers had entered into multi-year contracts for the Customer Service Plan 2000. The Plan provided an extended warranty on Fillmaster pharmacy products; significant discounts on maintenance item costs; free software upgrades for the Fillmaster 1000e and Scanmaster; automatic replacement filter shipments; and simplified, annual invoicing. When the customer bought a dispenser on the Customer Service Plan 2000 it agreed to pay a fixed annual fee that covered replacement filters and parts. The filters were normally replaced once a year. In order to match income with related costs, and for simplicity in accounting and billing, we billed the customer the annual fee and recognized revenue in the same month that we shipped replacement filters to the store. This was done one year after the store was added to the Plan and each year thereafter. Subsequent to the sale of the Water Treatment Division in May 2005, we no longer recognize revenue for Fillmaster or Scanmaster products or Customer Service Plans.

        Accounts Receivable

We sell on terms of cash or net 30 days. Invoices not paid within stated terms are considered delinquent. We analyze our accounts receivable periodically and recognize an allowance for doubtful accounts based on estimated collectibility. Individual accounts deemed uncollectible are charged to the allowance. At July 31, 2005, $8,000 was considered past due, determined at 90 days after invoice date.

        Stock-Based Compensation

We follow FASB Statement No. 123, ‘Accounting for Stock-Based Compensation’ (‘FAS 123’). The provisions of FAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, ‘Accounting for Stock Issued to Employees’ (‘APB 25’) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. We have elected to continue to apply the methods of APB 25 in accounting for our stock option plans. For awards that generate compensation expense as defined under APB 25, we calculate the amount of expenses and recognize the expense over the vesting period of the award.

        Research and Development

Research and Development costs that have no alternative future uses are charged to operations when incurred and are included in operating expenses. The total amount charged to Research and Development expense was $1,357,112 and $1,133,007 in the fiscal years ended July 31, 2005 and 2004, respectively.

        Depreciation Method

The cost of property, plant and equipment is depreciated on a straight-line basis over the estimated useful lives of the related assets. The useful lives of property, plant, and equipment for purposes of computing depreciation are:

Computers and equipment Furniture and fixtures Website Vehicles	7.0 years 10.0 years 3.0 years 5.0 years to 7.0 years

Leasehold improvements are being depreciated over the life of the lease, which is equal to 120 months.

        Amortization of Intangible Assets

The cost of patents acquired is amortized on a straight-line basis over the remaining lives of the patents. Licenses are amortized on a straight-line basis over periods ranging from 15 to 20 years. The weighted average amortization period for all patents and licenses is 17.69 years. The estimated amortization expense over each of the next five years is $159,100. Amortization expense for the years ended July 31, 2005 and July 31, 2004 was $158,200 and $177,045, respectively.

        Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 121, Accounting for Impairment of Long-Lived Assets, and for Long-Lived Assets to be Disposed, we periodically analyze our intangible assets and long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with Generally Accepted Accounting Principles.

        Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. Inventories at July 31, 2005 consisted of:

	2005	2004
Finished Goods	$22,800	$131,300
Work in Progress	6,800	17,700
Raw Materials	22,500	175,300

	$52,100	$324,300

        Use of Estimates

The preparation of the financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Fair Value of Financial Instruments

The carrying amounts for receivables and payables approximate fair value because of their short maturity, generally less than three months. The fair value of the note receivable as at July 31, 2005 cannot be estimated because of the unique nature of such instruments. Whenever shares are issued for assets, services or interest, we use market prices of our common stock to estimate the fair value of the shares issued. Whenever options or warrants are issued for assets, services or interest, we use the Black Scholes Option Pricing Model to estimate the fair value of the equity instrument, using market prices of our common stock and prevailing risk-free interest rates.

        Advertising and Promotional Costs

Cost of advertising and promotion are expensed as incurred. Such costs were $427,452 and $306,243 for the years ended July 31, 2005 and July 31, 2004, respectively.

        Net Income (Loss) Per Common Share

We have adopted FASB Statement No. 128, Earnings Per Share (“SFAS 128”), which is effective for periods ending after December 15, 1997. Entities that have both common stock and other equity instruments outstanding, such as options and warrants, are required to present both basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments, including options and warrants, unless the effect is to reduce a loss or increase the income per common share from continuing operations. Both the basic and diluted loss per common share for the years ended July 31, 2005 and July 31, 2004 are based on the weighted average number of shares of our common stock outstanding during the periods.

The following is a reconciliation of the weighted average number of shares actually outstanding with the number of shares used in the computations of loss per common share:

	For the Years Ended
	July 31, 2005	July 31, 2004
Shares outstanding	17,713,306	15,547,310
Weighted average number of shares actually outstanding	16,897,118	13,836,574
Stock Options	6,485,960	3,983,750
Warrants	640,929	1,385,223

Total weighted average shares	24,024,007	19,205,547

Loss from continuing operations	$(1,847,430)	$(2,602,551)
Income from discontinued operations	1,530,060	294,888

Net loss	$(317,070)	$(2,307,663)

Net income / (loss) per common share, basic and diluted
Continuing operations	$(0.11)	$(0.19)
Discontinued operations	0.09	0.02

Net loss	$(0.02)	$(0.17)

        Income Taxes

We record deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” The Statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

        Other

•	Our fiscal year end is July 31st of each year.
•	We paid no cash dividends during the periods presented.
•	Shipping and handling costs payable by us are charged to cost of sales.
•	Certain comparative figures have been reclassified to conform to the current year presentation.
•	All of our assets are located in the United States.
•	We have no elements of comprehensive income other than net income.
•	For purposes of the consolidated balance sheet and statement of cash flows, we consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At July 31, 2005 and at July 31, 2004, we had no deposits in excess of FDIC insured limits.

Note 2.  Sale of Water Treatment Division and Discontinued Operations

Effective May 25 2005, we sold the assets of our Water Treatment Division to Maryland-based Innovative Medical Services, LLC (IMS LLC) for $2,375,000. IMS LLC also assumed all liabilities associated with the Division. At closing, we received $1,950,000 in cash and a promissory note in the amount of $425,000. In June, we received a cash payment of $225,000. The balance on the promissory note of $200,000 is shown as “Notes Receivable” on the balance sheet as at July 31, 2005. In August, subsequent to the end of the fiscal year, we received the balance of $200,000 plus interest on the promissory note. See Note 16.

We agreed to continue to fund the working capital of IMS LLC subsequent to the sale of the Water Treatment Division, until such time as IMS LLC had in place their appropriate legal and tax registrations, in order to enable the continuation of payroll and an uninterrupted supply of materials and components for the business. At July 31, 2005, we had funded $132,521 of working capital on IMS LLC’s behalf. This amount is shown as “Other receivables” on the consolidated balance sheet as at July 31, 2005. In August, in addition to the payment of the promissory note and after the end of our fiscal year, IMS LLC reimbursed us for the working capital we had provided subsequent to the sale. We are no longer providing any working capital for IMS LLC. See Note 16.

The realized gain to us on the sale of the Water Treatment Division was $2,187,136 before the effect of taxes. The sale of the Water Treatment Division assets to Innovative Medical Services, LLC will be a transaction taxable for United States federal and California income tax purposes. The tax liability related to the sale is estimated to be approximately $937,000, however this will be offset by current year losses and available net operating loss carryforwards relating to our continuing operations. For a further discussion of the tax consequences of the sale, see Note 13.

The Water Treatment Division has been reported as a discontinued operation since October 2003 when we made the decision to dispose of the segment, however we continued to operate and retain the profits from that division until its sale on May 25, 2005. For details of the results of operations for the Water Treatment Division for the year ended July 31, 2004 and for the subsequent period through the sale of the Division on May 25, 2005, see Note 14.

In accordance with SFAS 144, the assets and liabilities of the Water Division were historically classified as held for sale and are presented separately on the balance sheet as at July 31, 2004. No assets or liabilities relating to the Water Division remained on the balance sheet as at July 31, 2005, with the exception of the “Note receivable” and “Other receivable” as discussed previously in this note.

Note 3.  Trust Deed Receivable

In August 2003, we completed a financing arrangement which included the acquisition of a $2,000,000 Note and Trust Deed bearing a rate of interest of 10% with principal and all interest due and payable on or before June 12, 2004. The Trust Deed and accrued interest of $35,000 was shown in the consolidated balance sheet as at July 31, 2004 as a “Trust deed receivable.” In addition to the Trust Deed, the arrangement included a $435,000 unsecured offsetting loan payable, included in “Loans from shareholders” in the consolidated balance sheet as at July 31, 2004. See Note 6. The Trust Deed was acquired in exchange for 2,000,000 unregistered shares of our common stock issued to a party unrelated to the grantor, which was recorded at $1,600,000 or $0.80 per share based on fair market value at the date of the transaction.

In late 2003 we entered into an agreement to sell substantially all of the assets and certain related liabilities of the Water Treatment Division to Data Recovery Continuum, Inc. (DRCI) for $2.75 million in cash at closing to include the purchase of the Trust Deed at face value, and additional amounts one year after closing based on certain criteria relating to sales of water treatment systems. At this time, DRCI paid to us a deposit of $100,000 in cash, secured by a promissory note for that amount which was also included in “Loans from shareholders” in the consolidated balance sheet as at July 31, 2004.

Prior to the due date on the Trust Deed, the debtors requested an extension to complete an in-process financing plan for the payment of the principal and interest, which we granted, however the debtor failed to perform during the term of the extension.

In March 2005, we reached a partial settlement with Lee Brukman of Next9, LLC and Data Recovery Continuum, Inc. in which we reacquired the 2,000,000 shares of our common stock in exchange for our conditional transfer to Brukman of the Trust Deed receivable. In addition, Brukman forgave $535,000 in loans to us, plus accrued interest of $61,377. The net result on the consolidated balance sheet was a reduction in assets of approximately $2,327,700, a reduction in liabilities of approximately $596,000, and an increase in common stock of $1,735,700, or $0.87 per share, based on an estimate of fair value.

Note 4.  Property, Plant and Equipment

The following is a summary of property, plant, and equipment – at cost less accumulated depreciation:

	July 31, 2005	July 31, 2004
Computers and equipment	$746,880	$1,054,602
Furniture and fixtures	82,325	108,129
Vehicle	—	50,985
Leasehold improvements	309,830	309,830

	1,139,036	1,523,546
Less: accumulated depreciation and amortization	987,046	1,248,235

Total	$151,990	$275,311

Depreciation charged to general and administrative expense for the years ended July 31, 2005 and July 31, 2004 was $137,700 and $161,000, respectively.

Note 5. Notes Payable

There were no notes payable as at July 31, 2005.

The note payable as at July 31, 2004 consisted of a convertible debenture with interest payable quarterly at 10%. The debenture was originally due on July 24, 2004 and was contained in a Unit Purchase Agreement in which the holder of the note received 300,000 five-year warrants to purchase our common stock at an exercise price of $0.75. The recorded value of the note payable and the warrants were apportioned based on their respective fair values. This resulted in the note being recorded at its discounted value of $180,513. The discount of $119,487 was amortized over the one-year life of the note. The note contained provisions for convertibility to our common stock if held to maturity. This note was in technical default as of July 25, 2004, but was guaranteed by a third party and subsequently paid off in cash in March, 2005.

Note 6. Loans from Shareholders

There were no shareholder loans outstanding at July 31, 2005.

The shareholder loans of $1,135,000 as at July 31, 2004 included a $600,000 line of credit with interest at 18%, secured by the total assets of the Company excluding the Axenohl patent. During the year ended July 31, 2004, we became in default and in December 2003, two parties filed an action in District Court of Arizona against PURE Bioscience for our failure to perform under the terms of their loan agreements. In May 2005, the $600,000 line of credit plus $103,000 of accrued interest was paid off as part of a settlement of the outstanding litigation.

In August 2003, we completed a financing arrangement which included the acquisition of a Note and Trust Deed and a $435,000 unsecured offsetting loan payable. In late 2003, a related party paid to us a deposit of $100,000 in cash, secured by a promissory note for that amount which was also included in “Loans from shareholders” in the consolidated balance sheet as at July 31, 2004. The $535,000 in loans payable was included in “Loans from shareholders” in the consolidated balance sheet as at July 31, 2004. The loans were forgiven as part of a settlement in March, 2005. See Note 3.

In November 2004, we received a $90,000 loan from a director/shareholder, with an interest rate of 8% per annum and a warrant to purchase 18,000 shares of common stock. The note was originally due in 30 days but was extended to April 29, 2005 in exchange for an additional warrant to purchase 18,000 shares. The warrants were valued at $9,971 ($0.28 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 137.78% and a risk-free interest rate of 2.25%). In April 2005, a $30,000 payment was made to reduce the $90,000 loan and in May 2005, the balance of the loan plus accrued interest was paid off.

Note 7. Warranty Liabilities

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Subsequent to the sale of the Water Treatment Division in May 2005, we no longer have liability for warranties previously provided on Water Division systems, and do not provide replacement warranties on Bioscience products. The warranty liability as at July 31, 2004 is shown on the consolidated balance sheet as “Liabilities of the water division held for resale.” Prior to the sale of the Water Treatment Division, we provided a standard warranty of two years for replacement parts on all Fillmaster systems sold. Most of our chain customers entered into multi-year contracts for customer service plans with fixed annual fees that provided an extended warranty on systems, discounts on maintenance item costs, software upgrades, and replacement filters. We monitored the costs of providing products and services, other than filters, under the plans. This cost remained steady over time as a percentage of related revenues. The following is a summary of changes in our product warranty liability.

	Beginning Liability	Ending Liability
Year ended July 31, 2005	$44,464	$—

Year ended July 31, 2004	$42,430	$44,464

Note 8. Commitments

On May 14, 1996, we entered into an operating lease agreement for our home office which expires (under extension) in October 2006. The rental expense recorded in general and administrative expenses for the years ended July 31, 2005 and July 31, 2004 was $152,295 and $181,370, respectively.

As part of the agreement to sell the assets of the Water Treatment Division to Innovative Medical Services, LLC, we entered into a sublease agreement with IMS LLC which terminates concurrently with our master lease. Under the sublease agreement, IMS LLC occupies approximately 28% of the square footage of the facility and pays us $3,760 per month in rent. However the obligation for making payments under the master lease remains with us until the end of the current lease term.

Future minimum rental payments required for each of the 5 succeeding years assuming exercise of the option, and assuming we rent 100% of the existing facility, are as follows:

Year Ended July 31	Amount
2006 2007 2008 2009 2010	$ 176,302 $ 183,354 $ 190,688 $ 198.316 $ 206,248

The Company has an employment contract with its Chief Executive Officer/President which includes a provision for him to be paid an amount equal to 3% of the Company’s net income before taxes, if any.

Note 9. Equity and Common Stock

Whenever shares are issued for assets, services or interest, we use market prices of our common stock to estimate the fair value of the shares issued. Whenever options or warrants are issued for assets, services or interest, we use the Black Scholes Option Pricing Model to estimate the fair value of the equity instrument, using market prices of our common stock and prevailing risk-free interest rates.

In August 2004 we issued 200,000 options to purchase common stock in exchange for consulting and legal services valued at $125,000. Also in August 2004 we conducted a private placement which consisted of 125,000 shares of common stock at a price of $.39 per share and a one-year warrant to purchase 12,500 shares of common stock at $1.50 valued at $1,154 ($0.01 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 137.78% and a risk-free interest rate of 2.25%) for a total of $50,000, and issued 80,000 shares of common stock valued at $40,000 or $0.50 per share. In September 2004 we issued 7,000 shares valued at $2,275 ($0.33 per share) for payment of directors’ expenses. In addition, in the same month we issued 200,000 shares valued at $90,000 ($0.45 per share) in exchange for the assignment of two patent rights.

In November 2004 we issued 200,000 shares of common stock valued at $100,000 ($0.50 per share) in exchange for consulting and legal services. We also issued options on 250,000 shares in exchange for consulting services with exercise prices ranging from $0.50 to $0.80 valued at $88,057 (based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 137.78% and a risk-free interest rate of 2.25%) In December 2004 we issued 300,000 shares of common stock ($0.50 per share) for consulting services valued at a fair value of $150,000. In the same month we also conducted two private placements which in aggregate were valued at $200,000 (366,667 shares of common stock at an average price of $0.5455 per share). We also received $10,500 from the exercise of employee options, and $150,000 from the exercise of 300,000 shares of common stock at $0.50 per share.

In January 2005 we issued 5,000 shares of common stock ($0.87 per share) valued at $4,350 (based on the market price of the stock at the time the services were rendered) in exchange for business services. We also conducted a private placement which consisted of 60,000 shares of common stock at a price of $.49 per share and a one-year warrant to purchase 6,000 shares of common stock at $1.00, valued at $674 ($0.01 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 137.78% and a risk-free interest rate of 2.25%) for a total of $30,000. The value of the shares and warrants were apportioned based on their relative market values.

In February 2005 we issued 50,000 shares of common stock at a price of $.436 per share and a one year warrant to purchase an additional 100,000 shares of common stock, valued at $13,182 ($0.263 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 112.30% and a risk-free interest rate of 2.25%) for a total value of $35,000, in exchange for business services. In addition, we issued a three-year option on 350,000 shares at an exercise price of $0.75 in exchange for consulting services valued at $160,982 (based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 112.3% and a risk-free interest rate of 2.25%)

In March 2005 we conducted two private placements which consisted of 1,330,000 shares of common stock issued between $0.30 and $0.50 per share, for a total value of $605,000 (average price of $.45 per share). We also conducted a private placement in which we sold two units of our securities, each unit consisted of 200,000 shares of common stock at a price of $.449 per share and a one-year warrant to purchase 50,000 shares of common stock at $1.00, valued at $10,196 ($0.051 per share based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 112.30% and a risk-free interest rate of 2.25%), for a total value of $100,000 per unit. Also in March 2005 we issued 30,000 shares of common stock valued at $33,000 ($1.10 per share based on the market price of the stock at the time the services were rendered) in exchange for consulting services. We also issued a one-year option on 25,000 shares at an exercise price of $0.50 for consulting services valued at $12,374, and two-year option on 225,000 shares at an exercise price of $1.00 for consulting services valued at $134,631 (each based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 112.3% and a risk-free interest rate of 2.25%). In the same month we received $40,500 from the exercise of options on 100,000 shares.

In April 2005 we conducted a private placement which consisted of 458,329 shares of common stock issued at $.60 per share, for the total value of $275,000. We also issued 30,000 shares of common stock valued at $30,000 ($1.00 per share based on the market price of the stock when the services were rendered) in exchange for consulting services. Additionally, we received $80,000 from the exercise of options on 200,000 shares.

In May 2005 we issued 74,000 shares of common stock valued at $74,000 ($1.00 per share based on the market price of the stock when the services were rendered) in exchange for consulting services.

During the year ended July 31, 2005, 347,794 warrants valued in prior years at $49,421 expired. In addition, in 2003 we recorded 651,000 warrants at a valuation of $635,376 based upon a contractual obligation, however the warrants were never issued. During the year ended July 31, 2005 our contractual obligation to issue the warrants was terminated. The adjustments related to these events are recorded in the equity schedule below on the line “Expired / Terminated Warrants.”

The following schedule summarizes the change in equity for the fiscal years ended July 31, 2005 and 2004:

	Common Stock (Shares)	Common Stock ($)	Warrants Issued	Warrant Valuation ($)	Accumulated Deficit	Total ($)
Balance, July 31, 2003	10,594,088	$14,758,203	1,037,429	$788,473	$(13,930,003)	$1,616,673

Shares Issued for Trust Deed	2,000,000	1,600,000	—	—	—	1,600,000
Private Placement	2,438,222	1,132,653	347,794	49,421	—	1,182,074
Shares Issued for Services	515,000	343,283	—	—	—	343,283
Net Income / (Loss)	—	—	—	—	(2,307,663)	(2,307,663)

Balance, July 31, 2004	15,547,310	$17,834,139	1,385,223	$837,894	$(16,237,666)	$2,434,367

Shares Returned re. Trust Deed	(2,000,000)	(1,735,700)	—	—	—	(1,735,700)
Private Placement	2,739,996	1,337,779	112,500	21,547	—	1,359,326
Shares Issued for Patent Rights	200,000	90,000	—	—	—	90,000
Shares Issued for Services	896,000	936,486	142,000	23,827	—	960,313
Options Exercised	330,000	169,500	—	—	—	169,500
Expired / Terminated Warrants	—	684,797	(998,794)	(684,797)	—	—
Net Income / (Loss)	—	—	—	—	(317,070)	(317,070)

Balance, July 31, 2005	17,713,306	19,317,001	640,929	198,471	16,554,736	2,960,736

The Company also has 5,000,000 shares of preferred stock authorized; no preferred stock has been issued.

The following schedule summarizes the outstanding warrants:

Issued For	Date Issued	# of Warrants	Warrant Valuation ($)	Weighted Average Exercise Price	Expiration Date

Services	6/14/02	15,000	$8,610	$1.00	6/14/07
Private Placement	1/31/03	71,429	25,000	0.30	1/31/08
Private Placement	7/24/03	300,000	119,487	0.75	7/24/08
Private Placement	8/19/04	12,500	1,154	1.50	8/19/05
Services	11/29/04	36,000	9,971	0.53	11/29/05
Services	1/14/05	6,000	674	1.00	1/14/06
Services	2/7/05	100,000	13,182	1.12	2/7/06
Private Placement	3/16/05	50,000	10,196	1.00	3/16/06
Private Placement	3/16/05	50,000	10,196	1.00	3/16/06

Total		640,929	$198,471

Note 10. Related Party Transactions

See Note 6.

Note 11. Stock Option Plans

The Company has the following stock option plans (the Plans) pursuant to which options to acquire common stock have been granted.

1996 Directors And Officers Stock Option Plan: On April 17, 1996, the Company’s Board of Directors approved a Directors and Officers Stock Option Plan. The Plan is administered by the entire Board of Directors. The Plan became effective on April 17, 1996 by the Board of Directors, was not subject to Shareholder approval and shall terminate on April 17, 2006. Subject to anti-dilution provisions, the Plan may issue Options to acquire up to 1,000,000 shares to Directors and Officers. The Plan may be terminated, modified or amended by the Board of Directors.

1998 Directors And Officers Stock Option Plan: On December 19, 1998, the Company’s Shareholders approved the Amended PURE Bioscience 1998 Officers and Directors Stock Option Plan.

2001 Directors And Officers Stock Option Plan: On January 8, 2001, the Company’s Shareholders approved the PURE Bioscience 2001 Officers and Directors Stock Option Plan.

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

2002 Non-Qualified Stock Option Plan: On March 11, 2002, the Company’s Shareholders approved the PURE Bioscience 2002 Non-Qualified Stock Option Plan. Eligible Plan Participants include the Directors and Officers of the Company, consultants, advisors and other individuals deemed by the Compensation Committee to provide valuable services to the Company but who are not otherwise eligible to participate in the Employee Incentive Stock Option Plan.

2002 Employee Incentive Stock Option Plan: On March 11, 2002, the Company’s Shareholders approved the PURE Bioscience 2002 Employee Incentive Stock Option Plan. Eligible Plan Participants include employees and non-employee Directors for the Company.

2004 Consultants and Advisors Stock Option Plan: Adopted by the Board in April 2004, there are 2,000,000 shares authorized under this plan. Executive Officers and Directors are not eligible participants under this plan.

Non-employee directors are eligible to receive stock option grants under the Company’s 1996, 1998 and 2001 Directors and Officers Stock Option Plans and the 2002 Non-Qualified and Employee/Incentive Stock Option Plans. Employee Directors are eligible to receive stock option grants under the Company’s 1996, 1999 and 2001 Directors and Officers Stock Option Plans and the 2002 Non-Qualified Stock Option Plan. The Plans are administered by an Administrative Committee. The exercise price for Options shall be set by the Administrative Committee but shall not be for less than the fair market value of the shares on the date the Option is granted. Fair market value shall mean the average of the closing price for ten consecutive trading days ending on the day prior to the date the option is granted. The period in which Options can be exercised shall be set by the Administrative Committee not to exceed five years from the date of Grant. Options granted to new executive officers or directors shall vest one year from date of appointment or election. Shares issuable under options granted to continuing officers or directors are immediately exercisable and vest upon exercise. The Board may at any time terminate the Plans. The approval of the majority of shareholders is required to increase the total number of shares subject to the Plans, change the manner of determining the option price or to withdraw the administration of the Plans from the Administrative Committee.

We estimate a fair value method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). In accordance with SFAS 123, we have chosen to continue to account for employee stock-based compensation utilizing the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of our common stock at the date of grant over the amount an employee must pay to acquire the stock. Also, in accordance with SFAS 123, we have provided footnote disclosure with respect to stock-based employee compensation. The cost of stock-based employee compensation is measured at the grant date based on the value of the award and is recognized over the service period. The value of the stock based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

We account for non-employee stock based compensation by recording the fair value of the stock options granted over the anticipated service period.

The effect of applying FAS 123 on the years ended July 31, 2005 and 2004 pro forma net loss as stated below is not necessarily representative of the effects on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. Had compensation cost for our stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under FAS 123, our net loss in the years ended July 31, 2005 and 2004 would have been approximately $1,631,359 and $3,552,985 or $(0.10) per share and $(0.26) per share, respectively, on a diluted basis. Compensation cost for non-employees of $396,043 was charged to income in the year ended July 31, 2005 and $125,000 in the year ended July 31, 2004. The weighted average fair value for all options granted during the years ended July 31, 2005 and 2004 are estimated at $0.50 per share and $1.24 per share, respectively, on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value non-employee options granted during the years ended July 31, 2005 and 2004 are estimated at $0.49 per share and $0.75 per share, respectively using the Black-Scholes option-pricing model. The following assumptions were used for grants in 2005; no dividend yield, volatility of between 112.3% and 137.78%, and a risk-free interest rate of between 2.25% and 3.75%. Assumptions for grants awarded in 2004 were: no dividend yield, volatility of 137.78%, and a risk-free interest rate of 1.75%.

A summary of stock option activity is as follows:

	Number of Shares	Weighted-Average Exercise Price ($)
Balance at July 31, 2003	4,692,300	1.61
Granted	500,000	0.46
Exercised	(400,300)	0.48
Forfeited	(808,550)	1.85

Balance at July 31, 2004	3,983,750	1.67

Granted	3,957,210	0.57
Exercised	(930,000)	1.31
Forfeited	(525,000)	0.56

Balance at July 31, 2005	6,485,960	0.64

		Outstanding		Exercisable
Range of Exercise Prices	Number Shares Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Price ($)
$0.35 to $0.57	5,370,960	3.49	$0.53	5,127,210	$0.53
$0.75 to $1.25	790,000	2.15	$0.86	790,000	$0.86
$1.50 to $2.00	325,000	0.36	$1.92	325,000	$1.92

	6,485,960	3.17	$0.64	6,424,210	$0.64

Note 12. Pension Plan

We participate in a Small SEP program under which we may make contributions to a SEP, which includes a salary reduction arrangement (SARSEP). Employees who participate in the SARSEP may elect to have us: (a) make contributions to the SEP on their behalf, or (b) pay them cash. A salary reduction arrangement may be used only in years in which the SEP meets requirements that the IRS may impose to ensure distribution of excess contributions. Annual contributions of an employer under a SEP are excluded from the participant’s gross income. No employer contributions were made during the years ending July 31, 2005 or July 31, 2004.

Note 13. Income Taxes

We file federal and California consolidated tax returns with our subsidiaries. Taxable income is different to the income reported in our financial statements due to temporary tax differences and certain other differences between tax laws and generally accepted accounting principles.

The sale of the Water Treatment Division to Innovative Medical Services, LLC (IMS LLC) is a transaction taxable for United States federal and California income tax purposes. We recognized taxable income equal to the amount realized on the sale, consisting of the cash received plus the amount of related liabilities assumed by IMS LLC, in excess of the tax basis in the assets sold. The realized gain to us on the sale was $2,187,136, giving rise to an estimated tax liability of $937,000. In addition, income tax related to the operation of the Division through May 25, 2005 is estimated to be $230,500. The total taxes relating to the discontinued operation are therefore approximately $1,167,500. This amount is offset by the realization of a tax benefit of approximately $1,164,700 from current year losses and available net operating loss carryforwards relating to our continuing operations.

The net tax effect of these amounts gives rise to the current provision for income taxes of $2,800 for the year ended July 31, 2005 and $2,700 for the year ended July 31, 2004, which is the minimum franchise tax paid to the State of California regardless of income or loss.

At July 31, 2005, we had federal and California tax net operating loss carryforwards of approximately $14,460,600 and $3,683,800 respectively. At July 31, 2004, we had federal and California tax net operating loss carryforwards of approximately $13,939,500 and $5,995,900 respectively. The difference between federal and California tax loss carryforwards is primarily due to limitations on California loss carryforwards. The federal tax loss carryforwards will begin expiring in the year ending July 31, 2016 unless previously utilized, and will completely expire in the year ending July 31, 2024. The California tax loss carryforwards began to expire in the year ended July 31, 2005 and will completely expire in the year ending July 31, 2016.

Significant components of our deferred tax assets are as follows:

	July 31, 2005	July 31, 2004
Net operating loss carryforward	$5,242,300	$5,269,500
Stock options and warrants	532,400	583,600
Other timing differences and allowances	(83,000)	(191,900)

Total deferred tax assets	5,691,700	5,661,200
Valuation allowance for deferred tax assets	(5,691,700)	(5,661,200)

Net deferred tax assets	$—	$—

Realization of our deferred tax assets, which relate to operating loss carryforwards and timing differences, is dependant on future earnings. The timing and amount of future earnings are uncertain and therefore a valuation allowance has been established. The increase in the valuation allowance on the deferred tax asset during the year ended July 31, 2005 was $30,500.

A reconciliation of income taxes computed using the statutory income tax, compared to the effective tax rate is as follows:

	2005	2004
Federal tax benefit at the expected statutory rate	34%	34%
State income tax, net of federal tax benefit	9	9
Valuation allowance	(43)	(43)

Income tax benefit - effective rate	0%	0%

Note 14. Business Segment and Sales Concentrations

In accordance with the provisions of SFAS No. 131, certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance. In determining operating segments, we reviewed the current management structure reporting to the chief operating decision-maker (‘CODM’) and analyzed the reporting the CODM receives to allocate resources and measure performance.

Our business activity was historically divided into two distinct business segments, the Water Treatment segment and the Bioscience segment. These two segments were determined by management based upon the inherent differences in the end use of the products, the inherent differences in the value added processes made by the Company, the differences in the regulatory requirements and the inherent differences in the strategies required to successfully market finished products. The Water Treatment segment included Commercial Water and Residential Retail products and the Nutripure Water Dealer program. Bioscience includes the silver dihydrogen citrate antimicrobial and the Innovex line of pest control products. As we have planned for a considerable period of time to sell the Water Treatment segment, it has been reported as Discontinued Operations in the financial statements. For the year ended July 31, 2005, earnings for the discontinued Water Treatment Division relate to the period from August 1, 2004 to May 25, 2005, the date on which the Division assets were sold. Subsequent to the sale, we retained no interest in the assets, liabilities or earnings of Innovative Medical Services LLC, the acquiring entity.

Segment information is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon our internal organization and disclosure of revenue and operating income based upon internal accounting methods. Our financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with U.S. Generally Accepted Accounting Principles. Reconciling amounts consist of unallocated general and administrative expenses.

2004	Water Treatment (Discontinued)	Biosciences	Reconciling Amounts	Consolidated
Revenues	Full Year	Full Year	Full Year	Full Year
Commercial Water Treatment
Fillmaster Products	$1,035,300	$—	$—	$1,035,300
Replacement Filters (Includes CSP 2000)	640,600	—	—	640,600
Residential Water Treatment	49,900	—	—	49,900
Water Dealer Program	36,000	—	—	36,000
Silver Dihydrogen Citrate	—	83,800	—	83,800
Pesticide	—	179,700	—	179,700

Total Revenues	$1,800,600	$263,500	$—	$2,064,100

Operating Income/(Loss) before taxes	$515,900	$(248,600)	$(2,377,829)	$(2,110,529)

Segment Assets	$108,136	$2,510,408

2005
Revenues	Thru May 25	Full Year	Full Year	Full Year
Commercial Water Treatment
Fillmaster Products	$985,187	$—	$—	$985,187
Replacement Filters (Includes CSP 2000)	717,257	—	—	717,257
Residential Water Treatment	(2,489)	—	—	(2,489)
Water Dealer Program	—	—	—	—
Silver Dihydrogen Citrate	—	91,333	—	91,333
Pesticide	—	64,473	—	64,473

Total Revenues	$1,699,955	$155,806	$—	$1,855,761

Operating Income/(Loss) before taxes	$510,411	$(2,819,664)	$(191,516)	$(2,500,759)

Segment Assets (post-sale)	$—	$2,508,012

Significant customers for each fiscal year primarily consisted of domestic retail chain pharmacies. Sales concentrations to major chain stores were approximately $703,990 and export sales were $231,569 for the year ended July 31, 2005. Sales concentrations to major chain stores were approximately $1,449,000 and export sales were $76,800 for the year ended July 31, 2004. Three major retail chain pharmacies accounted for 41% of consolidated sales.

Sales of silver dihydrogen citrate and pesticide products are made to a small number of partners who formulate products for sale to multiple diversified third parties. The number of partners and third party end-users and retailers is expected to increase as Axenohl (silver dihydrogen citrate) is introduced into new markets.

Note 15. Patents

On November 30, 2001, we acquired the patent (the “Axenohl patent”) for silver dihydrogen citrate, a silver ion based technology which is the basis for our silver ion products. We previously licensed the use of this patent. We purchased the patent for 700,000 shares of common stock plus certain expenses, and valued the patent at $1,540,600 based on the market price of the stock exchanged.

As a condition of the purchase agreement of the Axenohl patent, we originally agreed to make certain royalty payments to NVID. In October 2003, we filed an arbitration action against NVID International and Falken Industries to demand a cease and desist from continued and ongoing public dissemination of false, misleading and disparaging statements and complete cooperation in enforcing and defending the silver dihydrogen citrate patent and related technology, pursuant to the Core Settlement Agreement between PURE Bioscience and NVID International. In November 2004, we won a $14.2 million award resulting from the action against NVID. In addition to the $14.2 million award against NVID, the arbitrator also clarified that PURE’s royalty obligations to NVID were legally terminated by NVID’s material breach of the Core Settlement Agreement, resulting in the elimination of approximately $17 million in potential future royalty payments from PURE to NVID over the life of the Axenohl patent. In October 2005, we received a further $3.4 million award plus costs of $241,000 resulting from a related binding arbitration proceeding against Falken Industries. The award, from the American Arbitration Association International Center for Dispute Resolution, is a binding ruling. We are evaluating the issues of collectibility of the awards, however due to the uncertainty of our ability to collect we have not recorded the awards or any part of them as assets on the balance sheet as at July 31, 2005.

Note 16. Subsequent Events

In August 2005 we received the balance of $200,000 plus interest on the promissory note from IMS LLC that constitutes all of the “Notes receivable” on the consolidated balance sheet as at July 31, 2005. At the same time, we were also reimbursed by IMS LLC for the working capital we had provided subsequent to the sale of the Water Treatment Division in May. The amount reimbursed in August offset the entire amount recorded on the consolidated balance sheet as at July 31, 2005 under “Other receivables.” See Note 2 for a more detailed discussion of each of these transactions.

In October we received a $3.4 million award plus costs of $241,000 resulting from a binding arbitration proceeding against Falken Industries. See Note 15. The award, from the American Arbitration Association International Center for Dispute Resolution, is a binding ruling. We are currently evaluating the issue of collectibility of the award.

Note 17. Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123(R) (revised 2004) (“FAS 123(R)”). In addition, in March 2005 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin Topic 14, “Share-Based Payment” (SAB 107) which provides interpretations regarding the interaction between FAS 123(R) and certain SEC rules and regulations and provided the staff’s views regarding the valuation of share-based payment arrangements for public companies. FAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including stock option awards. FAS 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25. FAS 123(R) will require us to measure the cost of employee services received in exchange for stock option awards based on the grant-date fair value of such awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. We will report such costs as part of our general and administrative expenses. FAS 123(R) will be effective for us as of the beginning of the first annual reporting period that begins after December 15, 2005, which will be our fiscal year ending July 31, 2007. We will recognize the cumulative effect of initially applying this statement as of the effective date. Currently, the cumulative effect of initially applying FAS 123(R) has not been determined and is subject to change depending on future events.

In December 2004, the FASB issued Statement No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29 (“FAS 153”). FAS 153 eliminates the exception to recognize non-monetary transactions at fair value for non-monetary exchanges of similar productive assets previously allowed by APB Opinion No. 29, and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. FAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“FAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle, requires retrospective application to prior periods’ financial statements of changes in accounting principle and carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of FAS 154 to affect future reporting or disclosures.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE     None.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. Effective July 1, 2005, our Chief Financial Officer, Gary Brownell, retired for health reasons. Mr. Brownell will continue to serve as a Director on the Board of Directors. We appointed Andrew J. Buckland as our new Chief Financial Officer.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation of the effectiveness of our controls.

ITEM 8B. OTHER INFORMATION:     None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of PURE Bioscience and their ages are as follows:

Name	Age	Position	Held Position Since
Michael L. Krall Andrew J. Buckland Donna Singer Gary Brownell, CPA Dennis Atchley, Esq. Greg Barnhill Dennis Brovarone	53 42 35 56 52 51 49	President, CEO, Chairman, Director Chief Financial Officer Executive Vice President, Director Director Secretary Director Director	1992 2005 1998 1996 1996 2001 1996

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

DENNIS BROVARONE   Mr. Brovarone has been practicing corporate and securities law since 1986 and as a sole practitioner since 1990. He was elected to the Company’s Board of Directors in April 1996. From January 3002 to the present, Mr. Brovarone serves on the Board of Directors of Shannon International Resources, Inc., a publicly held Nevada corporation. From December 1997 to April 2001, Mr. Brovarone served as the President and Chairman of the Board of Directors of Ethika Corporation, a publicly held, Mississippi corporation investment holding company with its office in Littleton, Colorado.

GARY W. BROWNELL   Mr. Brownell served as the CFO for PURE Bioscience from 1996 through June 2005 and has been a Director of PURE Bioscience since 1996.

ANDREW J. BUCKLAND   Mr. Buckland joined PURE Bioscience as its Chief Financial Officer in 2005. Prior to joining PURE, as Vice President of Finance at Cardionet, Inc., Mr. Buckland was responsible for all finance and accounting functions for a venture capital funded healthcare corporation providing real-time cardiac monitoring services. Mr. Buckland previously served as Chief Financial Officer and as Chief Accounting Officer of Advanced Tissue Sciences, a public biotechnology company based in San Diego. He has also served in senior financial management positions at BAX Global in Irvine, California, at the European Region headquarters of United Parcel Service (UPS), and at Bristol-Myers Squibb in the United Kingdom. He earned an MBA from the University of California, Irvine and a BA (with Honors) from the University of the West of England Business School.

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

As the board of directors does not have an audit committee, it therefore has no “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-B. In general, an “audit committee financial expert” is an individual member of the audit committee who understands Generally Accepted Accounting Principles and financial statements; is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves; has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements; understands internal controls over financial reporting, and understands audit committee functions.

Board of Directors Independence

One of our directors, Gregory Barnhill is “independent” within the meaning of definitions established by the Securities and Exchange Commission or any self-regulatory organization. PURE is not currently subject to any law, rule or regulation requiring that all or any portion of its board of directors include “independent” directors.

Compliance with Section 16(a) of Securities Exchange Act of 1934 To our knowledge, during the fiscal year ended July 31, 2005, our Directors and Officers complied with all applicable Section 16(a) filing requirements. This statement is based solely on a review of the copies of such reports that reflect all reportable transactions furnished to us by our Directors and Officers and their written representations that such reports accurately reflect all reportable transactions.

Code of Ethics

Under the Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission’s related rules, PURE Bioscience is required to disclose whether it has adopted a code of ethics that applies to PURE’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. We have adopted a code of ethics that applies to our chief executive officer, chief financial officer and other officers, legal counsel and to any person performing similar functions. We have made the code of ethics available and intend to provide disclosure of any amendments or waivers of the code within five business days after an amendment or waiver on our website, www.purebio.com.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table
The following table shows for the fiscal year ending July 31, 2005, the compensation awarded or paid by the Company to its Chief Executive Officer and any of the executive officers of the Company whose total salary and bonus exceeded $100,000 during such year (The “Named Executive Officers”):

SUMMARY COMPENSATION TABLE
				Long Term Compensation
	Annual Compensation			Awards	Payouts
Name and Principle Position	Year	Salary ($)	Other Annual Compensation ($)	Securities Underlying Options (#)	All Other Compensation ($)
Michael L. Krall President/CEO	2005	172,308	0	480,000 Common	0

Michael L. Krall President/CEO	2004	168,000	0	0	0

Michael L. Krall President/CEO	2003	168,000	0	50,000 Common	0

No other executive officer earned more than $100,000 during the current fiscal year.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option/Values

The following table sets forth the number and value of the unexercised options held by each of the Named Executive Officers at July 31, 2005.

Aggregate Option Exercises in Last Fiscal Year and FY-End Option Values
Name	Shares Acquired on Exercise (#)	Value Realized at FY-End ($)	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the Money Options at FY-End ($) Exercisable/Unexercisable
Michael L. Krall President/CEO	0	0	1,211,250 Common Shares/Exercisable	$353,281/Exercisable (1)

(1)	Option value based on the difference between the exercise price of unexercised options and the average closing price of $0.82 for the 30 trading days ending July 31, 2005.

Employment Agreements and Executive Compensation

In April 1996, the Board of Directors approved a five-year employment agreement for Michael Krall, its President and Chief Executive Officer. Mr. Krall received a salary of $168,000 per year plus an amount equal to 3% of PURE Bioscience’s net income before taxes, if any, plus other benefits. The Board of Directors has extended Mr. Krall’s employment agreement for an additional year. In May 2005, the Board of Directors approved a salary increase to $200,000 per year for Mr. Krall.

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

The following table sets forth the number of shares of the Company’s Common Stock beneficially owned as of October 28, 2005 by individual directors and executive officers and by all directors and executive officers of the Company as a group. Based upon a review of the Company’s shareholders list as of October 28, 2005, there are no registered holders of five percent or more of the Company’s Common Stock. As of October 28, 2005 there were 17,563,306 shares outstanding.

Name and Address of Beneficial Owner	Title	Common Stock Ownership	Percentage of Shares Outstanding (%)
   Dennis Atchley
   1725 Gillespie Way
   El Cajon, CA 92020

   Gregory Barnhill
   1725 Gillespie Way
   El Cajon, CA 92020

   Dennis Brovarone
   1725 Gillespie Way
   El Cajon, CA 92020

   Gary Brownell
   1725 Gillespie Way
   El Cajon, CA 92020

   Andrew J. Buckland
   1725 Gillespie Way
   El Cajon, CA 92020

   Michael L. Krall
   1725 Gillespie Way
   El Cajon, CA 92020

   Donna Singer
   1725 Gillespie Way
   El Cajon, CA 92020

   Directors and Officers as a Group
(7 individuals)	Secretary Director Director Director Chief Financial Officer President, CEO/Chairman Executive VP, Director	366,070 (1) 744,000 (2) 786,483 (3) 830,321 (4) 50,000 (5) 1,833,560 (6) 783,356 (7) 5,403,790 (8)	2.10 4.06 4.29 4.51 0.28 9.45 4.27 23.53

(1)	Includes presently exercisable options to acquire up to 332,210 shares.
(2)	Includes presently exercisable options and warrants to acquire up to 569,000 shares.
(3)	Includes presently exercisable options to acquire up to 715,000 shares.
(4)	Includes presently exercisable options to acquire up to 780,000 shares.
(5)	Includes presently exercisable options to acquire up to 50,000 shares.
(6)	Includes presently exercisable options to acquire up to 1,211,250 shares.
(7)	Includes presently exercisable options to acquire up to 755,000 shares.
(8)	Includes presently exercisable options and warrants held by all of the above officers and directors to acquire up to 4,412,460 shares.

The following table sets forth information about our common stock that may be issued upon exercise of options under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation
plans approved by
security holders	5,095,960	$0.52	3,794,641

Equity compensation
plans not approved by
security holders	1,390,000	$1.04	1,808,000

Total	6,485,960	$0.64	5,602,641

The following equity compensation plans were not approved by security holders:

1.	2001 ETIH2O Stock Option Plan: Adopted by the Board in January 2001, there are 1,000,000 shares authorized under this Plan. The options have a five-year term with vesting ratably over a five-year period. Executive Officers and Directors are not eligible participants under this plan.

2.	2001 Consultants and Advisors Stock Option Plan: Adopted by the Board in January 2001, there are 500,000 shares authorized under this Plan. The options have a five-year term with vesting ratably over a five-year period. Executive Officers and Directors are not eligible participants under this plan.

3.	2004 Consultants and Advisors Stock Option Plan: Adopted by the Board in April 2004, there are 2,000,000 shares authorized under this plan. The options have a five-year term with vesting ratably over a five-year period. Executive Officers and Directors are not eligible participants under this plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None.

ITEM 13. EXHIBITS

A.     The following Exhibits are filed as part of this registration statement pursuant to Item 601 of Regulation S-B:

3.1 (1)	— Articles of Incorporation, Articles of Amendment and Bylaws
3.1.1(13)	— Articles of Amendment dated March 11, 2002
4.1 (1)	— Form of Class A Warrant
4.2 (1)	— Form of Class Z Warrant
4.3 (1)	— Form of Common Stock Certificate
4.4 (1)	— Warrant Agreement
4.5 (2)	— March 2000 Warrant
4.6 (3)	— January 2001 Warrant
4.7 (4)	—Convertible Debenture
4.8 (5)	— Convertible Debenture Purchase Agreement
4.9 (6)	—Convertible Debenture Warrant
10.1 (1)	—Employment Contract/Michael L. Krall
10.2 (7)	— Manufacturing, Licensing and Distribution Agreement dated March 26, 2001
10.3 (8)	— Axenohl License Agreement
10.4 (9)	— Weaver — Roach X Assignment
10.5	— Dodo Agreement [CONFIDENTIAL TREATMENT REQUESTED FOR CERTAIN OMITTED INFORMATION FILED SEPARATELY]
10.6 (8)	—Promissory Note of Michael Krall
10.7 (8)	— Promissory Note of Gary Brownell
10.8 (9)	— Nutripure Dealer Agreement
10.9 (9)	— Sales Finance Agreement
10.10 (10)	— ETIH2O, Inc., Acquisition Agreement
10.11 (11)	— NVID Litigation Settlement Agreement
10.12 (12)	— Addendum #1 to NVID Settlement Agreement
10.13(14)	— Therapeutics, Incorporated Agreement [CONFIDENTIAL TREATMENT REQUESTED FOR CERTAIN OMITTED INFORMATION FILED SEPARATELY]
10.14 (15)	— Promissory Note dated November 2003 $4,750,000
10.15 (15)	— Promissory Note dated January 26, 2004 $100,000
13 (13)	— Subsidiaries of the Registrant
14.1 (16)	— Code of Ethics
31.1	— Section 302 Certification
31.2	— Section 302 Certification
32.1	— Section 906 Certification
32.2	— Section 906 Certification

(1)	Incorporated by reference from Form SB-2 registration statement SEC File #333-00434 effective August 8, 1996
(2)	Incorporated by reference from S-3 registration statement, SEC File #333-36248 effective on May 17, 2000
(3)	Incorporated by reference from S-3 registration statement, SEC File #333-55758 effective on February 26, 2001
(4)	Incorporated by reference from S-3 registration statement, SEC File #333-61664 filed on May 25, 2001
(5)	Incorporated by reference from pre-effective amendment no. 1 to S-3 registration statement, SEC File #333-61664 filed on July 10, 2001
(6)	Incorporated by reference from pre-effective amendment no. 2 to S-3 registration statement, SEC File #333-61664 filed on August 13, 2001
(7)	Incorporated by reference from Current Report on Form 8-K filed on May 24, 2001 as amended on October 19, 2001
(8)	Incorporated by reference from the Amended Annual Report on Form 10KSB for the fiscal year ended July 31, 2000 filed on October 19, 2001
(9)	Incorporated by reference from Amended Form 10QSB for the nine month period ended April 30, 2001 filed on October 19, 2001
(10)	Incorporated by reference from the Amended Annual Report on Form 10KSB for the fiscal year ended July 31, 2001 filed on November 13, 2001
(11)	Incorporated by reference from Current Report on Form 8-K filed on December 6, 2001
(12)	Incorporated by reference from Amended Current Report on Form 8-K filed on December 7, 2001
(13)	Incorporated by reference from the Annual Report on Form 10KSB for the fiscal year ended July 31, 2002 filed on October 29, 2003
(14)	Incorporated by reference from the Amended Annual Report on Form 10KSB for the fiscal year ended July 31, 2003 filed on January 30, 2004
(15)	Incorporated by reference from the Amended Quarterly Report for the three month period ended October 31, 2003 filed on February 27, 2004
(16)	Incorporated by reference from the Annual Report on Form 10KSB for the fiscal year ended July 31, 2004 filed on October 29, 2004

B.  Reports on Form 8-K:

1.	Current Report Items 2.01 and 9.01 Completion of Acquisition or Disposition of Assets and Financial Statements and Exhibits filed on June 3, 2005.
2.	Current Report Item 9.01b Financial Information and Exhibits filed on July 30, 2005.
3.	Current Report Item 5,02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers filed on July 6, 2005.
4.	Current Report Item 8.01 Other Events filed on October 28, 2005

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Miller & McCollom, Certified Public Accountants, have been our independent auditors for the fiscal years ending July 31, 2005 and 2004. Miller & McCollom was paid aggregate fees of $59,941 for the fiscal year ended July 31, 2005 and $66,027 for the fiscal year ended July 31, 2004 for professional services rendered for the audit of our annual financial statements, and for review of the financial statements included in our quarterly reports on Form 10QSB during these fiscal years.

Audit-Related Fees

Miller & McCollom was not paid any additional fees for the fiscal years ended July 31, 2005 or 2004 for services related to the performance of the audit or review of our financial statements.

Tax Fees

Deloitte & Touche USA LLP was paid aggregate fees of $2,500 during the fiscal year ended July 31, 2005, and $11,300 during the fiscal year ended July 31, 2004, for professional services rendered for tax compliance, tax advice and tax planning. No other independent advisors were paid fees during either fiscal year for such professional services.

Other Fees

Neither Miller & McCollom nor Deloitte & Touche USA LLP was paid other fees for professional services during the fiscal years ended July 31, 2005 or 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE BIOSCIENCE	DATE

/s/ MICHAEL L. KRALL Michael L. Krall, Chairman/President/CEO /s/ ANDREW J. BUCKLAND Andrew J. Buckland, Chief Financial Officer	October 28, 2005 October 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ GREGORY BARNHILL Gregory Barnhill /s/ DENNIS BROVARONE Dennis Brovarone /s/ GARY BROWNELL Gary Brownell /s/ MICHAEL L. KRALL Michael L. Krall /s/ DONNA SINGER Donna Singer	Director Director Director President/CEO and Director Executive Vice President and Director	October 28, 2005 October 28, 2005 October 28, 2005 October 28, 2005 October 28, 2005