Form 10QSB
period 2005-10-31
PURE BIOSCIENCE
filed 2005-12-15
CIK 1006028

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended October 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from______ to _______

         Commission File number 0-21019

   PURE Bioscience
(Name of small business issuer in its charter)

California	33-0530289
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1725 Gillespie Way, El Cajon, California 92020
(Address of principal executive offices)

619 596 8600
Issuer’s telephone number

        Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X    No

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes    X    No

        State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 17,678,305 as of December 12, 2005.

Part 1.	Financial Information Item 1. Item 2. Item 3.
Financial Statements
Balance Sheets as of July 31, 2005 and October 31, 2005
Statements of Operations for the three months ended October 31, 2005 and 2004
Statements of Cash Flows for the three months ended October 31 2005 and 2004
Management's Discussion and Analysis of Financial Condition and Results of Operations
Controls and Procedures

Part II	Other Information Item 1. Item 2. Item 3. Item 4. Item 5. Item 6. Signatures and Certifications	Legal Proceedings Changes in Securities Defaults Upon Senior Securities: None Submission of Matters to a Vote of Security Holders: None Other Information Exhibits and Reports on Form 8-K

CONSOLIDATED BALANCE SHEETS
	(Unaudited) October 31 2005	July 31 2005
ASSETS
Current Assets
Cash and cash equivalents	$61,265	$405,888
Accounts receivable, net of allowance for doubtful
accounts of $ 8,000 at July 31, 2005 and
$8,000 at October 31, 2005	93,555	73,261
Other receivables	2,213	132,521
Notes receivable	—	200,000
Inventories	85,710	52,059
Prepaid expenses	51,851	72,344
Interest receivable	—	2,817

Total current assets	294,594	938,890

Property, Plant and Equipment
Property, plant and equipment	135,542	151,990

Total property, plant and equipment	135,542	151,990

Other Assets
Deposits	9,744	9,744
Patents and licenses	2,155,515	2,213,413

Total other assets	2,165,259	2,223,157

Total assets	$2,595,395	$3,314,037

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable	$104,114	$191,803
Accrued liabilities	137,279	158,698
Income taxes payable	2,800	2,800

Total current liabilities	244,193	353,301

Stockholders' Equity
Preferred Stock	—	—
Class A common stock, no par value:
50,000,000 shares authorized
17,713,306 issued and outstanding at October 31, 2005, and
17,713,306 issued and outstanding at July 31, 2005	19,317,001	19,317,001
Warrants:
640,929 issued and outstanding at October 31, 2005, and
640,929 issued and outstanding at July 31, 2005	198,471	198,471
Accumulated deficit	(17,164,270)	(16,554,736)

Total stockholders' equity	2,351,202	2,960,736

Total liabilities and stockholders' equity	$2,595,395	$3,314,037

The accompanying notes are an integral part of the financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Three Months Ended October 31
	2005	2004
Net revenues	$55,169	$25,448
Cost of sales	14,811	7,741

Gross profit	40,358	17,707

Selling expenses	97,815	92,922
General and administrative expenses	295,539	276,394
Research and development	248,969	283,256

Total operating costs	642,323	652,572

Loss from operations	(601,965)	(634,865)

Other income and (expense):
Interest income	1,157	50,411
Interest expense	—	(45,448)
Other	(8,726)	(3,017)

Total other income (expense)	(7,569)	1,946

Loss from continuing operations	(609,534)	(632,919)
Discontinued operations:
Income from discontinued operations	—	150,170

Net loss before taxes	(609,534)	(482,749)
Income tax provision	—	—

Net loss after taxes	$(609,534)	$(482,749)

Net loss per common share, basic and diluted
Continuing operations	$(0.04)	$(0.04)
Discontinued operations	—	0.01
Income tax provision	—	—

Net loss	$(0.04)	$(0.03)

CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICITS
	(Unaudited) Year-to-Date Ended October 31 2005	Year Ended July 31 2005

Balance, beginning of period	$(16,554,736)	$(13,930,003)

Net income (loss)	(609,534)	(2,307,663)

Balance, end of period	$(17,164,270)	$(16,237,666)

The accompanying notes are an integral part of the financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Three Months Ended October 31
	2005	2004
Cash flows from operating activities:

Net loss	$(609,534)	$(482,749)

Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization	39,217	39,335
Depreciation	17,197	20,657
Services and interest paid for with stock and warrants	—	87,275
Pre-tax income from discontinued operations	—	(150,170)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(20,294)	70,183
(Increase) decrease in other receivables	130,308	—
(Increase) decrease in notes receivable	200,000	—
(Increase) decrease in prepaid expense	20,493	—
(Increase) decrease in interest receivable	2,817	(50,412)
(Increase) decrease in inventory	(33,651)	8,847
Increase (decrease) in accounts payable	(87,689)	160,079
Increase (decrease) in accrued cash liabilities	(21,419)	86,943

Net cash (used) in operating activities	(362,555)	(210,012)

Cash flows from investing activities

Change in capitalized patents and licences	18,682	—
Purchase of property, plant and equipment	(749)	(3,106)

Net cash (used) in investing activities	17,932	(3,106)

Cash flows from financing activities

Proceeds from sale of common stock	—	90,000

Net cash provided by financing activities	—	90,000

Cash flows from discontinued operations:

Cash flows from operation of Water Treatment Division	—	146,468

Net cash from discontinued operations	—	146,468

Net increase (decrease) in cash and cash equivalents	$(344,623)	$23,350

Cash and cash equivalents at beginning of period	405,888	17,366

Cash and cash equivalents at end of period	$61,265	$40,716

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Non-cash investing and financing activities:
Value of shares issued in exchange for assets and services	$—	$127,275
Value of options issued in exchange for services	$—	$50,000

        The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS

Note 1. Financial Statements
The financial statements included herein have been prepared by PURE Bioscience (“we”, “us”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements for the period ending July 31, 2005 and their accompanying notes, as filed with the Securities and Exchange Commission in our 10K-SB on October 31, 2005. While management believes the procedures followed in preparing the financial statements contained in the financial statements included in this quarterly report on Form 10Q-SB are reasonable, the accuracy of the amounts are at least partially dependent upon facts that will exist and results that will be accomplished by us later in the fiscal year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

We believe that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

Note 2. Business Segment and Sales Concentrations
In accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, certain information may be disclosed based on the way we organize financial information for making operating decisions and assessing performance. SFAS 131 requires that we apply standards based on a management approach, and requires segmentation based upon our internal organization and disclosure of revenue and operating income based upon internal accounting methods. In determining operating segments, we have reviewed the current management structure reporting to the chief operating decision-maker (‘CODM’) and analyzed the reporting the CODM receives to allocate resources and measure performance.

Our business activity was historically divided, managed and conducted in two basic business segments; the Water Treatment division, including Commercial Water and Residential Retail products and the Nutripure Water Dealer program; and the Bioscience division, consisting of our Silver Dihydrogen Citrate antimicrobial and the Innovex line of pest control products. However, in May 2005 we sold the assets of our Water Treatment Division to Maryland-based Innovative Medical Services, LLC. In the financial statements included in this report, the Water Treatment division is included as a Discontinued Operation in the Consolidated Statements of Operations and Cash Flows presented for comparative purposes relating to the period ending October 31, 2004.

Subsequent to the sale of the Water Treatment division, we have determined that based upon the end use of our products, the value added processes made by us, the regulatory requirements, the customers and partners, and the strategy required to successfully market finished products, we are operating in a single segment.

In the quarter ended October 31, 2005, 85% of sales were made to one strategic partner that is also developing markets for our products. In future periods, we expect sales to be diversified across a greater number of customers.

Note 3. Reclassifications
Certain reclassifications have been made to previously reported statements to conform to our current financial statement format.

Note 4. Subsequent Events
In November 2005, we received $30,000 from a private placement, to three accredited investors, of 39,999 shares of common stock at $0.75 per share. Also in November 2005, an option was exercised on 50,000 shares at an exercise price of $0.53 per share, resulting in proceeds to us of $26,500. In December 2005, we issued 25,000 shares of common stock valued at $19,250 or $0.77 per share (based on the market price of the stock when services were rendered) in exchange for consulting services.

With respect to sales of our common stock made during the quarter, we relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered solely to accredited or sophisticated investors, who were provided all of the current public information available on PURE Bioscience.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited and unaudited financial statements of PURE Bioscience.

OVERVIEW
PURE Bioscience began as a provider of pharmaceutical water purification products, however we are now developing into markets with broader potential with new, proprietary bioscience products based upon our patented silver ion antimicrobial technologies and patent pending boric acid based pesticide technologies. In May 2005, we sold the assets of our Water Treatment Division to Maryland-based Innovative Medical Services, LLC for $2,375,000. We used a portion of the proceeds of the sale to retire substantially all debt, and the remainder to capitalize the continuing commercialization of our current and future bioscience products.

Bioscience Technology
Our flagship bioscience technology is an aqueous disinfectant, Silver Dihydrogen Citrate (“SDC”). A patented new molecule, SDC is an electrolytically generated source of stabilized ionic silver that can serve as the basis for a broad range of products in diverse markets. SDC liquid is colorless, odorless, tasteless, non-caustic and formulates well with other compounds. As a platform technology, our SDC-based antimicrobial is distinguished from competitors in the marketplace because of its superior efficacy combined with reduced toxicity. We produce and market pre-formulated, ready-to-use products, as well as varying strengths of SDC concentrate as an additive or raw material for inclusion in other companies’ products.

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

Our technology also shows promise as a broad-spectrum antimicrobial and anti-fungal for use in human and veterinary healthcare products. We have chosen to pursue approvals through the U.S. Food and Drug Administration (FDA) by partnering with Therapeutics, Incorporated, which has assumed responsibility for funding and managing the testing and regulatory process for potential FDA regulated SDC-based products. Therapeutics, Incorporated is focusing on development of SDC-based products for the treatment of bacterial, viral and fungal mediated diseases and conditions, beginning with women’s health products and acne treatment products. Therapeutics, Incorporated expects its development work will result in multiple Investigational New Drug (IND) filings with the US FDA.

We also market a patent-pending pesticide technology, Triglycylboride™ which, like SDC, provides effective results without human toxicity and is an alternative to traditional poisons. Triglycylboride has been formulated into EPA registered RoachX® and AntX™, the key products in our Innovex® line of pest control products. In addition, the Innovex® line features our EPA-exempt non-toxic TrapX® rodent lure, and our EPA registered CleanKill™, the SDC-based hard surface disinfectant for the pest control industry. The pest control products are being marketed to both commercial pest control and consumer products companies.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2005 VERSUS THREE MONTH ENDED OCTOBER 31, 2004
In May 2005 we sold the assets of our Water Treatment Division and are now completely focused on the development of our bioscience technologies.

The assets of the Water Treatment Division were sold in May 2005 to Maryland-based Innovative Medical Services, LLC for $2,375,000. In the fiscal year ending July 31, 2005, we received $2,175,000 in cash, and in the quarter ended October 31, 2005, we received the balance of $200,000 plus interest on a promissory note. In the financial statements included in this Report on Form 10Q-SB, the Water Treatment division is included as a Discontinued Operation in the Consolidated Statements of Operations and Cash Flows presented for comparative purposes relating to the period ending October 31, 2004.

During the quarter ended October 31, 2005, revenues of $55,200 increased by 117% over the quarter ended October 31, 2004. We are at an early stage in the development and marketing of our bioscience technologies in highly competitive markets, and we anticipate that market acceptance of our novel technology may be a long term achievement. Even when our SDC products have been approved by regulatory authorities and are available for commercial sale, there is often an extended period of time in which potential users formulate and test them before committing to significant purchases. Each formulation of our products requires regulatory approval for each respective jurisdiction in which it is sold, and in addition to competitive challenges, we believe that the investment necessary to pursue research, testing and regulatory approval for SDC-based products will continue to be significant. However, we believe we are in a position to accelerate additional regulatory approvals and negotiate distribution, development and marketing agreements for the inclusion of SDC into multiple global products. We therefore expect sales of our SDC-based products and, to a lesser extent, our pesticide products, to accelerate in future periods.

Gross profit for the quarter ended October 31, 2005 was $40,400 versus $17,700 in the same quarter of the prior fiscal year. The gross margin percentage improved from 70% to 73% over the same period, primarily due to favorable product mix.

Operating costs declined from $652,600 in the quarter ended October 31, 2004, to $642,300 in the quarter ended October 31, 2005. Included in these amounts, general and administrative expenses, including the cost of pursuing arbitration proceedings, increased by $19,100 or 6.9%, while research and development costs, including patent, license and product registration expenditures, declined by $34,300 or 12.1%. In the quarter ended October 31, 2005, research and development expense was $249,000, and was primarily related to the continuing development of our silver dihydrogen citrate technology.

Our net loss from operations, excluding earnings from the Water Treatment Division prior to its sale, improved by $23,400, from a net loss of $632,900 in the quarter ended October 31, 2004 to a net loss of $609,500 in the quarter ended October 31, 2005. Earnings from the Water Treatment Division in the quarter ended October 31, 2004, shown in the Statements of Operations as “Income from discontinued operations”, were $150,200, resulting in a consolidated net loss in the prior period of $482,700.

LIQUIDITY AND CAPITAL RESOURCES
From inception through the present, we have financed our operations primarily through our initial public offering in August of 1996, by subsequent private placement stock sales, and in May 2005 by the sale of our Water Treatment Division.

In March 2005 we paid off a $300,000 convertible debenture and had $535,000 in loans forgiven in partial consideration for the return of a trust deed. In addition, in May 2005 we paid off a $600,000 line of credit and a $90,000 loan. As a result of these transactions, we have no long-term debt.

In May 2005, we sold the assets of our Water Treatment Division to Maryland-based Innovative Medical Services, LLC (IMS LLC) for $2,375,000. IMS LLC also assumed all liabilities associated with the Division. At closing, we received $1,950,000 in cash and a promissory note in the amount of $425,000. In June, we received a cash payment of $225,000, leaving a $200,000 promissory note on the Consolidated Balance Sheet as at July 31, 2005. In August, during the quarter ended October 31, 2005, we received the balance of $200,000 plus interest of $3,900 on the promissory note.

We agreed to continue to fund the working capital of IMS LLC subsequent to the sale of the Water Treatment Division, until such time as IMS LLC had in place their appropriate legal and tax registrations, in order to enable the continuation of payroll and an uninterrupted supply of materials and components for the business. At July 31, 2005, we had funded $132,521 of working capital on IMS LLC’s behalf. During the quarter ended October 31, 2005, in addition to the payment of the promissory note IMS LLC reimbursed us for the working capital we had provided subsequent to the sale. We are no longer providing any working capital for IMS LLC.

As at October 31, 2005 we had current assets of $294,600, a decrease of $644,300 from July 31, 2005. The decrease is due primarily to cash used in our operations as discussed below. At October 31, 2005 we had current liabilities of $244,200, a decrease of $109,100 from July 31, 2005, including a reduction in accounts payable of $87,700.

In the quarter ended October 31, 2005, property, plant and equipment declined by $16,400 to $135,500, primarily due to asset depreciation. Other assets decreased by $57,900 in the quarter, due primarily to an excess of patent amortization over patent capitalization. Other assets of $2,165,300 consist almost entirely of patents and licenses.

No shares or warrants were issued during the quarter ended October 31, 2005.

Net cash outflows were $362,600 for the quarter ended October 31, 2005. Excluding the receivables associated with the sale of the Water Treatment Division as discussed above, net cash outflows were $678,900. Net cash outflows for the same quarter of the previous fiscal year were $123,100, excluding cash generated from the operation of the Water Treatment Division as a discontinued operation. The most significant factor accounting for the increase in cash outflows in the current year compared to the prior year is the use of working capital; in the quarter ended October 31, 2004, accounts payable and accrued liabilities grew by $247,000, whereas in the same quarter of the current fiscal year they declined by $109,100. Additionally, in the quarter ended October 31, 2005 we did not receive any cash from financing activities, compared to $90,000 raised in the quarter ended October 31, 2004; and investment in research and development and in protecting our technology through arbitration was greater in the current period than in the same period of the prior fiscal year.

At October 31, 2005 we had remaining cash and cash equivalents of $61,300. Subsequent to the end of the quarter, in addition to accounts receivable collected, we received $30,000 from a private placement, to three accredited investors, of 39,999 shares of common stock at $0.75 per share; and an option was exercised on 50,000 shares at an exercise price of $0.53 per share, resulting in proceeds to us of $26,500. However, our existing working capital will not be sufficient to fund our ongoing operations and our development plans. We are therefore currently seeking additional sources of capital to fund operations and investment in planned expansion. Future investments are expected to include development and expansion of our infrastructure and manufacturing capacity, product launches, research and development projects and regulatory submissions.

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

Our technology also shows promise as a broad-spectrum antimicrobial for use in human and veterinary healthcare products. We have chosen to pursue development and product approvals through the U.S. Food and Drug Administration (FDA) by partnering with Therapeutics, Incorporated, which has assumed responsibility for the testing and regulatory process for selected potential FDA regulated silver dihydrogen citrate-based products. We expect that Therapeutics’ experience with drug development and FDA processing, especially with regard to dermal pharmaceuticals, could lead to IND, NDA and/or 510-K filings for silver dihydrogen citrated-based healthcare products with the FDA. The FDA and comparable agencies in many foreign countries impose substantial limitations on the introduction of new products through costly and time-consuming laboratory and clinical testing and other procedures. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. There is no guarantee that either Therapeutics, Incorporated or ourselves will be able to obtain the resources necessary to obtain such approvals, or that the products will meet the strict criteria imposed by the FDA. It may be several years before we are able to introduce any FDA regulated antimicrobial pharmaceutical products, if at all.

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

ITEM 3. CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II
ITEM 1. LEGAL PROCEEDINGS
In November 2004, we received a $14.2 million award resulting from an arbitration proceeding against NVID International, Inc. through the American Arbitration Association International Center for Dispute Resolution. As a result, our royalty and other contractual obligations to NVID were legally terminated. Our October 2003 arbitration action against NVID International and Falken Industries, Ltd., sought damages and relief from continued and ongoing public dissemination of false, misleading and disparaging statements. The November 2004 arbitration award against NVID is now before the US District Court, Southern District of California, to be confirmed as a federal judgment. No objection or opposition was filed by NVID and we await the ruling of the federal court confirming our arbitral award.

In October 2005, we received a further $3.4 million award plus costs of $241,000 resulting from the binding arbitration proceeding against Falken Industries. We have also filed the October 2005 arbitration award with the US District Court, Southern District of California and have been assigned a confirmation hearing in January, 2006.

In June 2004, we filed an arbitration action against Nickel Ltd. and Falken Industries Ltd., case number 50 T 133 00319 04, for breach of contract regarding a license for Axen30. Nickel resisted arbitration, however on September 30, 2005, the US District Court, Southern District of California ruled that Nickel was to arbitrate. The arbitration is in progress and currently set for hearing on the merits in April, 2006.

Nickel Ltd. has recently filed two lawsuits under the jurisdiction of the Tribunal De Commerce De Paris. The first of these actions was filed on October 26, 2005 against Pure Bioscience under an agreement (the “Super Distribution Agreement”) signed in January 2003, seeking an award in the amount of approximately $14.6 million, including damages. The second lawsuit was filed on November 21, 2005 against Carline America, a Nevada corporation, and Pure Bioscience, also under the Super Distribution Agreement. Carline America was established by Pure Bioscience solely for the Super Distribution Agreement but never commenced operations or issued shares due to Nickel’s breach of contract. This second lawsuit seeks an award in the amount of approximately $21.9 million including damages from Carline, and also seeks to hold PURE Bioscience liable for the full amount. The two recent suits follow four previous suits brought by Nickel against PURE Bioscience in France, all of which were dismissed by the respective French courts. We are currently, with our French counsel, evaluating the two lawsuits; however, we believe the latest two suits are frivolous, maliciously false and wholly without merit.

ITEM 2. CHANGES IN SECURITIES
Subsequent to quarter end, in November 2005, we conducted a private placement of 39,999 shares of common stock to three accredited investors for $30,000. Also in November, an option on 50,000 shares was exercised for $26,500. In December we issued 25,000 shares of common stock in exchange for services.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
A.     The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-B:

3.1 (1)	— Articles of Incorporation, Articles of Amendment and Bylaws
3.1.1(13)	— Articles of Amendment dated March 11, 2002
4.1 (1)	— Form of Class A Warrant
4.2 (1)	— Form of Class Z Warrant
4.3 (1)	— Form of Common Stock Certificate
4.4 (1)	— Warrant Agreement
4.5 (2)	— March 2000 Warrant
4.6 (3)	— January 2001 Warrant
4.7 (4)	—Convertible Debenture
4.8 (5)	— Convertible Debenture Purchase Agreement
4.9 (6)	—Convertible Debenture Warrant
10.1 (1)	—Employment Contract/Michael L. Krall
10.2 (7)	— Manufacturing, Licensing and Distribution Agreement dated March 26, 2001
10.3 (8)	— Axenohl License Agreement
10.4 (9)	— Weaver — Roach X Assignment
10.5 (9)	— Dodo Agreement [CONFIDENTIAL TREATMENT REQUESTED FOR CERTAIN OMITTED INFORMATION FILED SEPARATELY]
10.6 (8)	—Promissory Note of Michael Krall
10.7 (8)	— Promissory Note of Gary Brownell
10.8 (9)	— Nutripure Dealer Agreement
10.9 (9)	— Sales Finance Agreement
10.10 (10)	— ETIH2O, Inc., Acquisition Agreement
10.11 (11)	— NVID Litigation Settlement Agreement
10.12 (12)	— Addendum #1 to NVID Settlement Agreement
10.13(14)	— Therapeutics, Incorporated Agreement [CONFIDENTIAL TREATMENT REQUESTED FOR CERTAIN OMITTED INFORMATION FILED SEPARATELY]
10.14 (15)	— Promissory Note dated November 2003 $4,750,000
10.15 (15)	— Promissory Note dated January 26, 2004 $100,000
13 (13)	— Subsidiaries of the Registrant

14.1 (16)	— Code of Ethics
31.1	— Section 302 Certification
31.2	— Section 302 Certification
32.1	— Section 906 Certification
32.2	— Section 906 Certification

(1)	Incorporated by reference from Form SB-2 registration statement SEC File #333-00434 effective August 8, 1996
(2)	Incorporated by reference from S-3 registration statement, SEC File #333-36248 effective on May 17, 2000
(3)	Incorporated by reference from S-3 registration statement, SEC File #333-55758 effective on February 26, 2001
(4)	Incorporated by reference from S-3 registration statement, SEC File #333-61664 filed on May 25, 2001
(5)	Incorporated by reference from pre-effective amendment no. 1 to S-3 registration statement, SEC File #333-61664 filed on July 10, 2001
(6)	Incorporated by reference from pre-effective amendment no. 2 to S-3 registration statement, SEC File #333-61664 filed on August 13, 2001
(7)	Incorporated by reference from Current Report on Form 8-K filed on May 24, 2001 as amended on October 19, 2001
(8)	Incorporated by reference from the Amended Annual Report on Form 10KSB for the fiscal year ended July 31, 2000 filed on October 19, 2001
(9)	Incorporated by reference from Amended Form 10QSB for the nine month period ended April 30, 2001 filed on October 19, 2001
(10)	Incorporated by reference from the Amended Annual Report on Form 10KSB for the fiscal year ended July 31, 2001 filed on November 13, 2001
(11)	Incorporated by reference from Current Report on Form 8-K filed on December 6, 2001
(12)	Incorporated by reference from Amended Current Report on Form 8-K filed on December 7, 2001
(13)	Incorporated by reference from the Annual Report on Form 10KSB for the fiscal year ended July 31, 2002 filed on October 29, 2003
(14)	Incorporated by reference from the Amended Annual Report on Form 10KSB for the fiscal year ended July 31, 2003 filed on January 30, 2004
(15)	Incorporated by reference from the Amended Quarterly Report for the three month period ended October 31, 2003 filed on February 27, 2004
(16)	Incorporated by reference from the Annual Report on Form 10KSB for the fiscal year ended July 31, 2004 filed on October 29, 2004

B.   Reports on Form 8-K:

    1.        Current Report Item 8.01 Other Events filed on October 28, 2005

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE
By: /s/ Michael L. Krall Michael L. Krall, President/CEO December 12, 2005 By: /s/ Andrew J. Buckland Andrew J. Buckland, Chief Financial Officer December 12, 2005