Form 10QSB
period 2006-01-31
PURE BIOSCIENCE
filed 2006-03-17
CIK 1006028

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended January 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from______ to _______

         Commission File number 0-21019

   PURE Bioscience
(Name of small business issuer in its charter)

California	33-0530289
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

        State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 18,791,834 as of March 15, 2006.

Index

Part I Part II	Financial Information Item 1. Item 2. Item 3. Other Information Item 1. Item 2. Item 3. Item 4. Item 5. Item 6. Signatures and Certifications
Financial Statements
Balance Sheets as of July 31, 2005 and January 31, 2006
Statements of Operations for the three and six months ended January 31, 2006 and 2005
Statements of Cash Flows for the six months ended January 31, 2006 and 2005
Management's Discussion and Analysis of Financial Condition and Results of Operations
Controls and Procedures

Legal Proceedings
Changes in Securities
Defaults Upon Senior Securities: None
Submission of Matters to a Vote of Security Holders: None
Other Information
Exhibits and Reports on Form 8-K

CONSOLIDATED BALANCE SHEETS

	(Unaudited) Jan 31 2006	July 31 2005
ASSETS
Current Assets
Cash and cash equivalents	$72,631	$405,888
Accounts receivable, net of allowance for doubtful
accounts of $ 8,000 at July 31, 2005 and
$8,000 at January 31, 2006	51,257	73,261
Other receivables	—	132,521
Notes receivable	—	200,000
Inventories	96,384	52,059
Prepaid expenses	47,814	72,344
Interest receivable	—	2,817

Total current assets	268,086	938,890

Property, Plant and Equipment
Property, plant and equipment	126,421	151,990

Total property, plant and equipment	126,421	151,990

Other Assets
Prepaid consulting	548,508	—
Deposits	9,744	9,744
Patents and licenses	2,116,126	2,213,413

Total other assets	2,674,378	2,223,157

Total assets	$3,068,884	$3,314,037

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable	$131,458	$191,803
Accrued liabilities	242,712	158,698
Income taxes payable	—	2,800

Total current liabilities	374,170	353,301

Stockholders' Equity
Preferred Stock	—	—
Class A common stock, no par value:
50,000,000 shares authorized
18,378,305 issued and outstanding at January 31, 2006, and
17,713,306 issued and outstanding at July 31, 2005	20,581,497	19,317,001
Warrants:
622,429 issued and outstanding at January 31, 2006, and
640,929 issued and outstanding at July 31, 2005	196,643	198,471
Accumulated deficit	(18,083,426)	(16,554,736)

Total stockholders' equity	2,694,714	2,960,736

Total liabilities and stockholders' equity	$3,068,884	$3,314,037

The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended January 31		For the Three Months Ended January 31
	2006	2005	2006	2005
Net revenues	$114,611	$76,411	$59,442	$50,964
Cost of sales	43,993	21,785	$29,182	14,046

Gross profit	70,619	54,626	30,260	36,918

Selling expenses	241,671	294,387	143,856	201,465
General and administrative expenses	866,723	487,707	571,184	211,314
Research and development	483,508	670,017	234,539	386,760

Total operating costs	1,591,902	1,452,111	949,579	799,539

Loss from operations	(1,521,283)	(1,397,485)	(919,318)	(762,621)

Other income and (expense):
Interest income	1,194	100,822	37	50,411
Interest expense	(274)	(101,109)	(274)	(55,661)
Other	(8,327)	(6,977)	399	(3,958)

Total other income (expense)	(7,407)	(7,264)	162	(9,208)

Loss from continuing operations	(1,528,690)	(1,404,749)	(919,156)	(771,829)
Discontinued operations:
Income from discontinued operations	—	391,195	—	241,025

Net loss before taxes	(1,528,690)	(1,013,554)	(919,156)	(530,804)
Income tax provision	—	—	—	—

Net loss after taxes	$(1,528,690)	$(1,013,554)	$(919,156)	$(530,804)

Net loss per common share, basic and diluted
Continuing operations	$(0.09)	$(0.08)	$(0.05)	$(0.04)
Discontinued operations	—	0.02	—	0.01
Income tax provision	—	—	—	—

Net loss	$(0.09)	$(0.06)	$(0.05)	$(0.03)

CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICITS

	(Unaudited) Year-to-Date Ended January 31 2006		Year Ended July 31 2005
Balance, beginning of period		$(16,554,736)	$(16,237,666)

Net income (loss)		(1,528,690)	(317,070)

Balance, end of period	$;	(18,083,426)	$(16,554,739)

The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended January 31
	2006	2005
Cash flows from operating activities:
Net loss	$(1,528,690)	$(1,013,554)
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization	109,022	78,669
Depreciation	34,590	40,633
Services and interest paid for with stock and options	256,159	296,087
Pre-tax income from discontinued operations	—	(391,195)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	22,004	80,631
(Increase) decrease in other receivables	132,521	—
(Increase) decrease in notes receivable	200,000	—
(Increase) decrease in prepaid expense	24,531	—
(Increase) decrease in interest receivable	2,817	(100,823)
(Increase) decrease in inventory	(44,325)	(3,942)
Increase (decrease) in accounts payable	(60,346)	(18,778)
Increase (decrease) in accrued cash liabilities	84,014	129,876
Increase (decrease) in income tax payable	(2,800)	—
Increase (decrease) in loans from shareholders	—	90,000

Net cash (used) in operating activities	(770,503)	(812,396)

Cash flows from investing activities
Investment in capitalized patents and licenses	(11,734)	(27,461)
Purchase of property, plant and equipment	(9,020)	(7,060)

Net cash (used) in investing activities	(20,754)	(34,521)

Cash flows from financing activities
Proceeds from short-term loans	80,000	90,000
Payment of short-term loans	(80,000)	—
Proceeds from sale of common stock	458,000	480,500

Net cash provided by financing activities	458,000	570,500

Cash flows from discontinued operations:
Cash flows from operation of Water Treatment Division	—	395,789

Net cash from discontinued operations	—	395,789

Net increase (decrease) in cash and cash equivalents	$(333,257)	$119,372

Cash and cash equivalents at beginning of period	405,888	17,366

Cash and cash equivalents at end of period	$72,631	$136,738

Supplemental disclosures of cash flow information
Cash paid for interest	$274	$—
Cash paid for taxes	$2,400	$3,416

Non-cash investing and financing activities:
Value of options issued in exchange for services - prepaid	548,508	—

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

Our business activity was historically divided, managed and conducted in two basic business segments; the Water Treatment division, including Commercial Water and Residential Retail products and the Nutripure Water Dealer program; and the Bioscience division, consisting of our Silver Dihydrogen Citrate antimicrobial and the Innovex line of pest control products. However, in May 2005 we sold the assets of our Water Treatment Division to Maryland-based Innovative Medical Services, LLC. In the financial statements included in this report, the Water Treatment division is included as a Discontinued Operation in the Consolidated Statements of Operations and Cash Flows presented for comparative purposes relating to the periods ending January 31, 2005.

Subsequent to the sale of the Water Treatment division, we have determined that based upon the end use of our products, the value added processes made by us, the regulatory requirements, the customers and partners, and the strategy required to successfully market finished products, we are operating in a single segment.

During the six months ended January 31, 2006, 87% of sales were made to three strategic partners that are also developing markets for our products. 54% of sales during the first six months of the current fiscal year were made to U.S. domestic customers, and 46% were made to international customers.

Note 3. Reclassifications

Certain reclassifications have been made to previously reported statements to conform to our current financial statement format.

Note 4. Common Stock

In November 2005, we sold 39,999 shares of common stock in a private placement to an accredited investor, for $0.75 per share (a total value of $30,000). In December 2005, we issued 25,000 shares of common stock valued at $19,250 ($0.77 per share, based on the market price of the stock at the time services were rendered) in exchange for regulatory and consulting services. In the same month we issued options on 50,000 shares in exchange for investor relations and investment banking consulting services, at an exercise price of $0.75, valued at $17,229 (based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 82.23% and a risk-free interest rate of 4.25%). Additionally, in December 2005 we issued options on 50,000 shares in exchange for business development consulting services, at an exercise price of $0.80, valued at $15,426 (based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 82.23% and a risk-free interest rate of 4.25%).

In January 2006, we sold 500,000 shares of unregistered common stock in a private placement to an unaffiliated, accredited investor at $0.75 per share (a total value of $375,000). In the same month, we issued options on 300,000 shares in exchange for investor relations and investment banking consulting services, at an exercise price of $1.00, valued at $154,390 (based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 82.23% and a risk-free interest rate of 4.25%).

Also during the quarter, we agreed to issue 2,000,000 options to a newly elected director of the Company, related to a two-year consulting agreement for domestic and international business development, with vesting of all options in future periods subject to performance under the consulting agreement. We also agreed to issue 300,000 options to a second newly elected director of the Company, related to a two-year consulting agreement for domestic and international business development, with these options similarly vesting in future periods subject to performance under the consulting agreement. See Note 5 for more detail on the accounting treatment of these option agreements.

Note 5. Prepaid Consulting

During the quarter, we entered into a two-year consulting agreement with Mr. Michael Sitton for domestic and international business development, the compensation for which is a fee of $12,500 per month and an option on two million shares of unregistered common stock, which vest over three years. We also entered into a two-year consulting agreement with Secretary Tommy Thompson, for domestic and international business development, the compensation for which is a fee of $12,500 per month and an option on three hundred thousand shares of unregistered common stock, which vest over three years. Under the option agreements, unvested options will not be issued if the associated consulting agreements are terminated prior to their two year term, and the Company does not have an obligation to register the underlying shares within a specified period. Mr. Sitton and Mr. Thompson were each subsequently elected to our Board of Directors.

During the quarter ended January 31, 2006, we recorded the value of the unvested options as a prepaid asset which will be amortized over the life of the consulting agreements. Mr. Sitton’s and Secretary Thompson’s options were valued at an aggregate of $598,372 based on their weighted average exercise prices of between $1.00 to $2.75, and the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 82.23% and a risk-free interest rate of 4.25%. This amount will be amortized over the two year life of the consulting agreements at $24,932 per month. During the quarter ended January 31, 2006 we amortized two months of consulting expense, or $49,864. As a result, we reported a prepaid asset of $548,508 as “Prepaid consulting” on the face of the balance sheet as at January 31, 2006.

Note 6. Subsequent Events

On February 17, 2006, we sold 500,000 shares of unregistered common stock in a private placement to Michael Sitton, a director of the Company, at $0.90 per share. Also subsequent to the period ended January 31, 2006, there was a net exercise of an option on 15,000 shares of common stock that resulted in the issuance of 5,196 shares of common stock; we received $12,500 from the exercise of 25,000 options; and we received $10,000 from the exercise of a warrant to purchase 33,333 shares of common stock.

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

Our technology also shows promise as a broad-spectrum antimicrobial and anti-fungal for use in human and veterinary healthcare products. We have chosen to pursue approvals through the U.S. Food and Drug Administration (FDA) by partnering with Therapeutics, Incorporated, which has assumed responsibility for funding and managing the testing and regulatory process for selected potential FDA regulated SDC-based products. Therapeutics, Incorporated is focusing on development of SDC-based products for the treatment of bacterial, viral and fungal mediated diseases and conditions, beginning with women’s health products and acne treatment products. Therapeutics, Incorporated expects its development work will result in multiple Investigational New Drug (IND) filings with the US FDA.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2006 VERSUS THREE MONTHS ENDED JANUARY 31, 2005
In May 2005 we sold the assets of our Water Treatment Division and are now completely focused on the development of our bioscience technologies. In the financial statements included in this Report on Form 10Q-SB, the Water Treatment division is included as a Discontinued Operation in the Consolidated Statements of Operations and Cash Flows presented for comparative purposes relating to the periods ending January 31, 2005.

We are at an early stage in the development and marketing of our bioscience technologies in highly competitive markets, and we anticipate that market acceptance of our novel technology may be a long term achievement. Even when our SDC products have been approved by regulatory authorities and are available for commercial sale, there is often an extended period of time in which potential users formulate and test them before committing to significant purchases. Each formulation of our products requires regulatory approval for each respective jurisdiction in which it is sold, and in addition to competitive challenges, we believe that the investment necessary to pursue research, testing and regulatory approval for SDC-based products will continue to be significant. However, we believe we are in a position to accelerate additional regulatory approvals and negotiate distribution, development and marketing agreements for the inclusion of SDC into multiple global products. For example, during the quarter ended January 31, 2006, we announced that we had entered into a supply and distribution agreement with Enviroguard Sciences LLC, initially for the supply and distribution of our hard surface disinfectant. As a result of this and other agreements, we expect sales of our SDC-based products and, to a lesser extent, our pesticide products, to accelerate in future periods.

During the quarter ended January 31, 2006, revenues of $59,400 increased by 17% over the quarter ended January 31, 2005. Gross profit for the quarter ended January 31, 2006 was $30,300 versus $36,900 in the same quarter of the prior fiscal year. The gross margin percentage declined from 72% to 51% over the same period, primarily as we are now absorbing the overhead costs of our manufacturing facility over a smaller number of products. During the quarter ended January 31, 2005, we absorbed such costs over the products of the Water Treatment Division in addition to our bioscience products.

Operating costs increased from $799,539 in the quarter ended January 31, 2005, to $949,579 in the quarter ended January 31, 2006. Included in these totals, selling expenses declined by $57,609, to $143,856 in the current quarter compared with the same quarter in the prior fiscal year, primarily due to consulting expense in the prior year period related to the introduction of our silver dihydrogen citrate product to new partners. General and administrative expenses increased by $359,870, to $571,184 in the quarter ended January 31, 2006, compared with the quarter ended January 31, 2005. The increase in expense for the most recent quarter is primarily due to the issuance of stock options for, and other expenses related to, investor relations and investment consulting services. In addition and to a lesser extent, insurance, legal and accounting fees increased year over year. Research and development costs, including patent, license and product registration expenditures, declined by $152,221 or 39.4% over the same period, primarily due to a reduction in patent related legal fees. In the quarter ended January 31, 2006, research and development expense was $234,500, and was primarily related to the continuing development of our silver dihydrogen citrate technology.

Our net loss from operations, excluding earnings from the Water Treatment Division prior to its sale, increased by $147,300, from a net loss of $771,800 in the quarter ended January 31, 2005 to a net loss of $919,200 in the quarter ended January 31, 2006. Earnings from the Water Treatment Division in the quarter ended January 31, 2005, shown in the Statements of Operations as “Income from discontinued operations,” were $241,000, resulting in a consolidated net loss in the prior period of $530,800.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2006 VERSUS SIX MONTHS ENDED JANUARY 31, 2005
In the financial statements included in this Report on Form 10Q-SB, the Water Treatment division, which was sold in May 2005, is included as a Discontinued Operation in the Consolidated Statements of Operations and Cash Flows presented for comparative purposes relating to the periods ending January 31, 2005.

During the six months ended January 31, 2006, revenues of $114,600 increased by 50% over the six months ended January 31, 2005. Gross profit for the six months ended January 31, 2006 was $70,600 versus $54,600 in the same period of the prior fiscal year. The gross margin percentage declined from 71% to 62% over the same period, primarily as we are now absorbing the overhead costs of our manufacturing facility over a smaller number of products. In the prior fiscal year we absorbed such costs over the products of the Water Treatment Division in addition to our bioscience products.

Operating costs increased from $1,452,100 in the six months ended January 31, 2005, to $1,591,900 in the six months ended January 31, 2006. Included in these totals, selling expenses declined by $52,700, to $241,700 in the current period compared with the same six months in the prior fiscal year, primarily due to consulting expense in the prior year period related to the introduction of our silver dihydrogen citrate product to new partners. General and administrative expenses increased by $379,016, to $866,700 in the six months ended January 31, 2006, compared with the six months ended January 31, 2005. The increase in expense is primarily due to the issuance of stock options for, and other expenses related to, investor relations and investment consulting services. In addition and to a lesser extent, insurance, legal and accounting fees increased year over year. Research and development costs, including patent, license and product registration expenditures, declined by $186,509 or 27.8% over the same period, to $483,500 for the six months ended January 31, 2006, primarily due to a reduction in patent related legal fees.

Our net loss from operations, excluding earnings from the Water Treatment Division prior to its sale, increased by $123,800, from a net loss of $1,397,500 in the six months ended January 31, 2005 to a net loss of $1,521,300 in the same period of the current fiscal year. Earnings from the Water Treatment Division in the six months ended January 31, 2005, shown in the Statements of Operations as “Income from discontinued operations”, were $391,200, resulting in a consolidated net loss in the prior period of $1,013,600.

LIQUIDITY AND CAPITAL RESOURCES
From inception through the present, we have financed our operations primarily through our initial public offering in August of 1996, by subsequent private placement stock sales, and in May 2005 by the sale of our Water Treatment Division.

In March 2005 we paid off a $300,000 convertible debenture and had $535,000 in loans forgiven in partial consideration for the return of a trust deed. In addition, in May 2005 we paid off a $600,000 line of credit and a $90,000 loan. As a result of these transactions, we currently have no long-term debt.

In May 2005, we sold the assets of our Water Treatment Division to Maryland-based Innovative Medical Services, LLC (IMS LLC) for $2,375,000. IMS LLC also assumed all liabilities associated with the Division. At closing, we received $1,950,000 in cash and a promissory note in the amount of $425,000. In June 2005, we received a cash payment of $225,000, leaving a $200,000 promissory note (“Notes receivable”) on the Consolidated Balance Sheet as at July 31, 2005. During the first quarter of the current fiscal year, we received the balance of $200,000 plus interest of $3,900 on the promissory note.

We agreed to continue to fund the working capital of IMS LLC subsequent to the sale of the Water Treatment Division, until such time as IMS LLC had in place their appropriate legal and tax registrations, in order to enable the continuation of payroll and an uninterrupted supply of materials and components for the business. At July 31, 2005, we had funded $132,521 of working capital on IMS LLC’s behalf, as shown in “Other receivables” on the balance sheet as at July 31, 2005. During the first quarter of the current fiscal year, in addition to the payment of the promissory note, IMS LLC reimbursed us for the working capital we had provided subsequent to the sale. We are no longer providing any working capital for IMS LLC.

As at January 31, 2006 we had current assets of $268,300, a decrease of $670,800 from July 31, 2005. In addition to the reduction in Notes receivable and Other receivables as discussed above, the decrease is due primarily to cash used in our operations as outlined in the analysis later in this section. At January 31, 2006 we had current liabilities of $374,200, an increase of $20,900 from July 31, 2005, with a reduction in accounts payable partially offsetting an $84,000 increase in accrued liabilities.

In the six months ended January 31, 2006, property, plant and equipment declined by $25,600 to $126,400, primarily due to asset depreciation only being partially offset by capital investment. Other assets increased by $451,200 over the six months through January 31, 2006, primarily due to the recording of unvested options as a prepaid asset (“Prepaid consulting”) which will be amortized over the life of associated consulting agreements. See Note 5 to the financial statements included in this Report on Form 10Q-SB for further details of this transaction. The $548,408 of prepaid consulting on the balance sheet as at January 31, 2006 was partially offset by an excess of patent amortization over patent capitalization during the six months through January 31, 2006, and approximately $30,000 of capitalized patents that were written off in the current fiscal year and which related to Water Treatment Division technology that was not acquired by IMS LLC. The capitalized value of patents and licenses at January 31, 2006, primarily related to our silver dihydrogen citrate technology, was $2,116,100.

Net cash outflows were $333,300 for the six months ended January 31, 2006. Excluding the receivables associated with the sale of the Water Treatment Division as discussed above, net cash outflows were $665,800. Net cash outflows for the same six months of the previous fiscal year were $276,400, excluding cash generated from the operation of the Water Treatment Division as a discontinued operation. Net operating cash outflows were $770,500 in the six months ended January 31, 2006 versus $812,400 in the same period in the prior fiscal year. While excluding the receivables associated with the sale of the Water Treatment Division when comparing the cash flows of the respective periods, the most significant factor in the increase in operating cash outflows is the use of working capital; in the six months ended January 31, 2005, accounts payable and accrued liabilities grew by $111,100, whereas in the same period of the current fiscal year they grew by $23,700. Additionally, cash flows related to investment in research and development and in protecting our technology through arbitration was greater in the current period than in the same period of the prior fiscal year.

Net cash provided by financing activities was $458,000 in the six months ended January 31, 2006, compared with $570,500 in the same period of the previous fiscal year. During the most recent six month period, we borrowed and repaid $80,000 in short-term loans, whereas in the period ended January 31, 2005 we received $90,000 from such loans and carried the loan on the balance sheet at the end of the period.

In the six months ended January 31, 2006, we received $458,000 from the proceeds of sales of common stock. In November 2005, we received $30,000 from the sale of 39,999 shares of common stock in a private placement to an accredited investor, for $0.75 per share. In the same month, an option was exercised on 50,000 shares at an exercise price of $0.53 per share, resulting in proceeds to us of $26,500, and in January 2006 an option was exercised on a further 50,000 shares at an exercise price of $0.53 per share, also resulting in proceeds to us of $26,500. Also in January 2006, we sold 500,000 shares of unregistered common stock for $375,000, or $0.75 per share, in a private placement to an unaffiliated, accredited investor.

With respect to all sales of our common stock made during the periods presented herein, we relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered solely to accredited or sophisticated investors, who were provided all of the current public information available on PURE Bioscience.

In the six months ended January 31, 2005, we received $480,500 from the proceeds of sales of common stock. Included in this amount were a private placement which consisted of 125,000 shares of common stock at a price of $.39 per share and a one-year option to purchase 12,500 shares of common stock at $1.50 valued at $1,154, for a total of $50,000; the sale of 80,000 shares of common stock for $40,000 ($0.50 per share); two private placements valued at $200,000 (366,667 shares of common stock at an average price of $0.5455 per share); the receipt of $150,000 from the exercise of 300,000 shares of common stock at $0.50 per share; a private placement of 60,000 shares of common stock at $0.49 per share and a one-year warrant to purchase 6,000 shares of common stock at $1.00 valued at $674, for a total of $30,000; and the receipt of $10,500 from the exercise of an employee option.

At January 31, 2006 we had remaining cash and cash equivalents of $72,600. Subsequent to the end of the quarter, we received $450,000 from the sale of 500,000 shares of unregistered common stock to Michael Sitton, a director of the Company, at $0.90 per share. We also we received $12,500 from the exercise of 25,000 options. However, our existing working capital will not be sufficient to fund our ongoing operations and our development plans. We are therefore currently seeking additional sources of capital to fund operations and investment in planned expansion. Future investments are expected to include development and expansion of our infrastructure and manufacturing capacity, product launches, research and development projects and regulatory submissions.

RISKS RELATED TO OUR PLANS TO RAISE CAPITAL
We are currently seeking additional capital, which will require us to issue securities such as our common stock. Issuance of such securities will lead to the dilution of our existing shareholders. We may also require further capital in future periods, which could include the issuance of debt or equity, or convertible securities. The issuance of any such securities would, or could, lead to the dilution of our existing shareholders. There is no guarantee that we will be able to obtain capital on terms acceptable to us, or at all. Insufficient funds may require us to delay, scale back or eliminate some or all of our research and product development programs, license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, or to reduce or cease operations.

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

Our silver dihydrogen citrate technology is a platform, rather than a single use, technology. As such, products developed from the platform fall under the jurisdiction of multiple U.S. and international regulatory agencies. We currently have Environmental Protection Agency (EPA) registration for our 2400-parts per million (ppm) technical grade SDC concentrate (trade name Axenohl®) as well as for our Axen® and Axen®30 hard surface disinfectant products for commercial, industrial and consumer applications including restaurants, homes and medical facilities. We intend to fund and manage additional EPA regulated product development internally and in conjunction with current regulatory consultants, however the introduction of additional EPA regulated antimicrobial products could take several months.

Our technology also shows promise as a broad-spectrum antimicrobial for use in human and veterinary healthcare products. We have chosen to pursue development and product approvals through the U.S. Food and Drug Administration (FDA) by partnering with Therapeutics, Incorporated, which has assumed responsibility for the testing and regulatory process for selected potential FDA regulated silver dihydrogen citrate-based products. We expect that Therapeutics’ experience with drug development and FDA processing, especially with regard to dermal pharmaceuticals, could lead to IND, NDA and/or 510-K filings for silver dihydrogen citrate-based healthcare products with the FDA. The FDA and comparable agencies in many foreign countries impose substantial limitations on the introduction of new products through costly and time-consuming laboratory and clinical testing and other procedures. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. There is no guarantee that either Therapeutics, Incorporated or ourselves will be able to obtain the resources necessary to obtain such approvals, or that the products will meet the strict criteria imposed by the FDA. It may be several years before we are able to introduce any FDA regulated antimicrobial pharmaceutical products, if at all.

If we are successful in bringing additional EPA or FDA regulated products to market, there is no assurance that we will be able to successfully manufacture or market the products or that potential customers will buy them. For example, a current or future competitive product may have, or be perceived as having, greater efficacy or cost effectiveness. In addition, the market in which we will sell any such products is dominated by a number of large, well-capitalized corporations, which may impact our ability to successfully market our products or maintain any technological advantage we might develop. We may also be subject to changes in regulations governing the manufacture and marketing of our products, which could increase our costs, reduce any competitive advantage we may have, or adversely impact our marketing effectiveness.

VALUATION OF INTANGIBLE ASSETS
SFAS 142 requires that goodwill and other intangible assets be tested for impairment on an annual basis, and in certain circumstances between annual tests. Recoverability of assets to be held for use is based on expectations of future discounted cash flows from the related operations, and when circumstances dictate, we adjust the asset to the extent the carrying value exceeds the fair value of the asset. Our impairment review process is based on the discounted future cash flow approach that uses our estimates of revenue driven by assumed market segment share and estimated costs. Also included in our analysis is an estimate of revenues expected from our agreement with Therapeutics, Incorporated. We have entered into an agreement with Therapeutics Inc. for the development and commercialization of certain FDA regulated silver dihydrogen citrate based products, where Therapeutics is responsible for all development activities and regulatory filings. In the agreement, Therapeutics Inc. has agreed to reimburse the Company for pre-contract acquisition and development costs of the silver dihydrogen citrate intellectual property as well as reimbursement for ongoing intellectual property costs associated with silver dihydrogen citrate. Following the reimbursement of both Therapeutics’ and our costs, depending on the type of product we will receive a minimum of 40% of all sales proceeds, licensing fees, royalty payments and all other forms of cash and non-cash consideration received by the two parties. We will also realize revenues from the sale of silver dihydrogen citrate raw material as an active ingredient.

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

As of the end of the previous fiscal year, we carried out an evaluation under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II
ITEM 1.   LEGAL PROCEEDINGS
In November 2004, we received a $14.2 million award resulting from a binding arbitration proceeding against NVID International, Inc. through the American Arbitration Association International Centre for Dispute Resolution. As a result, our royalty and other contractual obligations to NVID were legally terminated. Our October 2003 arbitration action against NVID International and Falken Industries, Ltd., sought damages and relief from continued and ongoing public dissemination of false, misleading and disparaging statements. In March 2006, our November 2004 arbitration award against NVID was confirmed by the US District Court, Southern District of California, as a federal judgment.

In October 2005, we received a further $3.64 million award, including costs, resulting from the binding arbitration proceeding against Falken Industries. The October 2005 arbitration award against Falken Industries, Ltd. was confirmed by Judge M James Lorenz of the US District Court, Southern District of California by an Order dated January 18, 2006. The Clerk of the Court entered judgment in accordance with the award of the arbitrator on January 20, 2006. The judgment was unopposed; however, Falken Industries, Ltd. subsequently filed a motion to set aside the Court’s Order and the resulting judgment. The matter has been briefed and is now before the Court.

In June 2004, we filed an arbitration action against Nickel Ltd. and Falken Industries Ltd., case number 50 T 133 00319 04, for breach of contract regarding a license for Axen30. Nickel resisted arbitration, however on September 30, 2005, the US District Court, Southern District of California ordered Nickel to arbitration. The arbitration is in progress and currently set for hearing on the merits in April 2006. Falken Industries was not part of the District Court matter to compel arbitration, and has now refused to be a part of this arbitration procedure. On December 16, 2005, we filed a separate lawsuit against Falken Industries, Ltd. in the US District Court, Southern District of California for breach of contract, injunctive relief, trade libel, and declaratory relief regarding a license for Axen30 originally issued to Nickel, Ltd. On December 22, 2005, Nickel, Ltd. filed for declaratory relief with the American Arbitration Association International Centre for Dispute Resolution to clarify the parties’ obligations under the Umbrella Agreement and the Axen30 License Agreement.

Nickel Ltd. has recently filed two lawsuits under the jurisdiction of the Tribunal De Commerce De Paris. The first of these actions was filed on October 26, 2005 against us under an agreement (the “Super Distribution Agreement”) signed in January 2003, seeking an award in the amount of approximately $14.6 million, including damages. The second lawsuit was filed on November 21, 2005 against Carline America, a Nevada corporation, and us, also under the Super Distribution Agreement. Carline America was established by us solely for the Super Distribution Agreement but never commenced operations or issued shares due to Nickel’s breach of contract. This second lawsuit seeks an award in the amount of approximately $21.9 million including damages from Carline, and also seeks to hold us liable for the full amount. In January 2006, Emile Gouiran, Nickel, Ltd. and Falken Industries, Ltd. filed a defamation lawsuit under the jurisdiction of the Tribunal De Commerce De Paris against Michael L. Krall, Dennis Atchley, PURE Bioscience, PURE’s legal counsel, and other parties. We are currently, with our French counsel, evaluating the three lawsuits; however, we believe each suit is frivolous, maliciously false, and wholly without merit. These recent suits follow four previous suits brought by Nickel against us in France, all of which were dismissed by the respective French courts.

ITEM 2.   CHANGES IN SECURITIES
In November 2005, we sold 39,999 shares of unregistered common stock in a private placement to three accredited investors for $0.75 per share. In December 2005, we issued 25,000 shares of common stock valued at $19,250 in exchange for regulatory and consulting services. In January 2006, we sold 500,000 shares of unregistered common stock in a private placement to an unaffiliated, accredited investor at $0.75 per share. During the three months ended January 31, 2006, we also received $53,000 from the exercise of options on 100,000 shares.

In February, subsequent to the end of the period presented herein, we sold 500,000 shares of unregistered common stock in a private placement to Michael Sitton, a director of the Company, at $0.90 per share. Also subsequent to the period ended January 31, 2006, there was a net exercise of an option on 15,000 shares of common stock that resulted in the issuance of 5,196 shares of common stock; we received $12,500 from the exercise of an option on 25,000 shares; and we received $10,000 from the exercise of a warrant to purchase 33,333 shares of unregistered common stock.

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

PURE Bioscience
By: /s/ Michael L. Krall Michael L. Krall, President/CEO March 15, 2006 By: /s/ Andrew J. Buckland Andrew J. Buckland, Chief Financial Officer March 15, 2006