Form 10QSB
period 2006-04-30
PURE BIOSCIENCE
filed 2006-06-14
CIK 1006028

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended April 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from______ to _______

         Commission File number 0-21019

   PURE Bioscience
(Name of small business issuer in its charter)

California	33-0530289
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

        State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 23,500,002 as of June 13, 2006.

Index

Part I Part II	Financial Information Item 1. Item 2. Item 3. Other Information Item 1. Item 2. Item 3. Item 4. Item 5. Item 6. Signatures and Certifications
Financial Statements
Balance Sheets as of July 31, 2005 and April 30, 2006
Statements of Operations for the three and nine months ended April 30,, 2006 and 2005
Statements of Cash Flows for then nine months ended April 30, 2006 and 2005
Management's Discussion and Analysis of Financial Condition and Results of Operations
Controls and Procedures

Legal Proceedings
Changes in Securities
Defaults Upon Senior Securities: None
Submission of Matters to a Vote of Security Holders: None
Other Information
Exhibits and Reports on Form 8-K

CONSOLIDATED BALANCE SHEETS

	(Unaudited) April 30 2006	July 31 2005
ASSETS
Current Assets
Cash and cash equivalents	$5,798,618	$405,888
Accounts receivable, net of allowance for doubtful
accounts of $ 8,000 at July 31, 2005 and
$8,000 at April 30, 2006	70,826	73,261
Other receivables	—	132,521
Notes receivable	—	200,000
Inventories	128,172	52,059
Prepaid expenses	59,776	72,344
Interest receivable	—	2,817

Total current assets	6,057,392	938,890

Property, Plant and Equipment
Property, plant and equipment	196,146	151,990

Total property, plant and equipment	196,146	151,990

Other Assets
Prepaid consulting	473,711	—
Deposits	9,744	9,744
Patents and licenses	2,076,736	2,213,413

Total other assets	2,560,191	2,223,157

Total assets	$8,813,729	$3,314,037

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$125,905	$191,803
Accrued liabilities	193,173	158,698
Income taxes payable	—	2,800

Total current liabilities	319,078	353,301

Commitments and Contingencies
Temporary equity (See Note 4)	2,347,612	—

Total commitments and contingencies	2,347,612	353,301

Total liabilities	2,666,690	—

Stockholders' Equity
Preferred Stock	—	—
Class A common stock, no par value:
50,000,000 shares authorized
23,615,502 issued and outstanding at April 30, 2006, and
17,713,306 issued and outstanding at July 31, 2005	24,669,419	19,317,001
Warrants:
978,127 issued and outstanding at April 30, 2006, and
640,929 issued and outstanding at July 31, 2005	432,498	198,471
Accumulated deficit	(18,954,878)	(16,554,736)

Total stockholders' equity	6,147,039	2,960,736

Total liabilities and stockholders' equity	$8,813,729	$3,314,037

The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended April 30		For the Three Months Ended April 30
	2006	2005	2006	2005
Net revenues	$158,925	$117,818	$44,314	$41,407
Cost of sales	66,585	45,394	22,592	23,609

Gross profit	92,340	72,424	21,722	17,798

Selling expenses	410,418	363,215	168,747	68,828
General and administrative expenses	1,278,435	697,976	411,712	210,269
Research and development	815,958	925,579	332,450	255,562

Total operating costs	2,504,811	1,986,770	912,909	534,659

Loss from operations	(2,412,471)	(1,914,346)	(891,187)	(516,861)

Other income and (expense):
Interest income	24,904	100,835	23,710	13
Interest expense	(460)	(106,110)	(186)	(5,000)
Other	(12,115)	(13,882)	(3,789)	(6,906)

Total other income (expense)	12,329	(19,157)	19,735	(11,893)

Loss from continuing operations	(2,400,142)	(1,933,503)	(871,452)	(528,754)
Discontinued operations:
Income from discontinued operations	—	483,432	—	92,237

Net loss before taxes	(2,400,142)	(1,450,071)	(871,452)	(436,517)
Income tax provision	—	—	—	—

Net loss after taxes	$(2,400,142)	$(1,450,071)	$(871,452)	$(436,517)

Net loss per common share, basic and diluted
Continuing operations	$(0.13)	$(0.12)	$(0.04)	$(0.04)
Discontinued operations	—	0.03	—	0.01
Income tax provision	—	—	—	—

Net loss	$(0.13)	$(0.09)	$(0.04)	$(0.03)

CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICITS

	(Unaudited) Year-to-Date Ended April 30 2006		Year Ended July 31 2005
Balance, beginning of period		$(16,554,736)	$(16,237,666)

Net income (loss)		(2,400,142)	(317,070)

Balance, end of period	$;	(18,954,878)	$(16,554,736)

The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended April 30
	2006	2005
Cash flows from operating activities:

Net loss	$(2,400,142)	$(1,450,071)

Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization	148,411	118,408
Depreciation	51,534	56,617
Services and interest paid for with stock and options	418,777	432,587
Pre-tax income from discontinued operations	—	(483,432)

Changes in assets and liabilities:
Accounts receivable	2,435	49,560
Other receivables	132,521	—
Notes receivable	200,000	—
Prepaid expense	12,568	(65,133)
Interest receivable	2,817	—
Inventory	(76,112)	56,932
Accounts payable	(65,899)	(347,402)
Accrued cash liabilities	34,475	(167,650)
Income tax payable	(2,800)	—

Net cash (used) in operating activities	(1,541,415)	(1,799,584)

Cash flows from investing activities

Investment in capitalized patents and licenses	(11,734)	(21,317)
Purchase of property, plant and equipment	(95,689)	(13,794)

Net cash (used) in investing activities	(107,423)	(35,111)

Cash flows from financing activities

Proceeds from short-term loans	80,000	90,000
Payment of short-term loans	(80,000)	(330,000)
Proceeds from sale of common stock (including temporary equity)	7,041,568	1,681,000

Net cash provided by financing activities	7,041,568	1,441,000

Cash flows from discontinued operations:

Cash flows from operation of Water Treatment Division	—	539,825

Net cash from discontinued operations	—	539,825

Net increase (decrease) in cash and cash equivalents	$5,392,730	$146,130

Cash and cash equivalents at beginning of period	405,888	17,366

Cash and cash equivalents at end of period	$5,798,618	$163,496

Supplemental disclosures of cash flow information
Cash paid for interest	460	$—
Cash paid for taxes	6,189	$3,416

Non-cash investing and financing activities:
Value of options issued in exchange for services - prepaid	473,711	—
Temporary equity classified as a liability on the balance sheet (See Note 4)	2,347,612	—

The accompanying notes are an integral part of these financial statements

NOTES TO FINANCIAL STATEMENTS

Note 1. Financial Statements

The financial statements included herein have been prepared by PURE Bioscience (“we”, “us”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements for the period ending July 31, 2005 and their accompanying notes, as filed with the Securities and Exchange Commission in our 10K-SB on October 31, 2005. While management believes the procedures followed in preparing the financial statements included in this quarterly report on Form 10Q-SB are reasonable, the accuracy of the amounts are at least partially dependent upon facts that will exist and results that will be accomplished by us later in the fiscal year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

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

Our business activity was historically divided, managed and conducted in two basic business segments; the Water Treatment division, including Commercial Water and Residential Retail products and the Nutripure Water Dealer program; and the Bioscience division, consisting of our silver dihydrogen citrate antimicrobial and the Innovex line of pest control products. However, in May 2005 we sold the assets of our Water Treatment Division to Maryland-based Innovative Medical Services, LLC. In the financial statements included in this report, the Water Treatment division is included as a Discontinued Operation in the Consolidated Statements of Operations and Cash Flows presented for comparative purposes relating to the periods ending April 30, 2005.

Subsequent to the sale of the Water Treatment division, we have determined that based upon the end use of our products, the value added processes made by us, the regulatory requirements, the customers and partners, and the strategy required to successfully market finished products, we are operating in a single segment.

During the nine months ended April 30, 2006, 88% of sales were made to three strategic partners that are also developing markets for our products. 42% of sales during the first nine months of the current fiscal year were made to U.S. domestic customers, and 58% were made to international customers.

Note 3. Reclassifications

Certain reclassifications have been made to previously reported statements to conform to our current financial statement format.

Note 4. Financing Events

On March 27, 2006, we conducted a private placement in which we issued 3,952,209 shares of common stock at $1.65 per share to accredited investors, for a total of $6,521,145. Net proceeds to us, after fees and expenses, were $5,911,608. Taglich Brothers, Inc. acted as placement agent and in accordance with the placement agent agreement, Taglich Brothers, Inc. received a cash fee of $469,522 and a five year warrant to purchase 355,698 shares of our common stock at an exercise price of $2.556. The fair value of the warrants at the time of the private placement was $351,459 (based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 72.35% and a risk-free interest rate of 5.00%). Other cash fees paid to third parties, for legal and other fees associated with the private placement, were $140,014.

On April 24 2006, we filed a registration statement with the Securities and Exchange Commission as required under the placement agreement, for the resale of shares issued in the private placement. The registration statement included all shares of common stock issued in the private placement, as well as the shares to be issued upon the exercise of the warrants. Under the terms of the placement agreement, as amended on April 21, 2006, if the registration statement is not declared effective within 150 days of the filing date (April 24, 2006), we will be subject to liquidated damage penalties. We will be obligated to pay to each investor a cash penalty of two percent (2%) of their purchase price for each thirty (30) day period, or any part thereof, beyond the 150 day period, until the registration statement is declared effective; however the maximum cash payment to each investor is thirty-six percent (36%) of such investor’s purchase price.

Following the guidance set forth in EITF D-98, Classification and Measurement of Redeemable Securities, we have determined that the maximum potential liquidated damage payment of 59.4 cents per share, or $2,347,612, should be classified as temporary equity on the balance sheet. EITF D-98 requires the classification outside of permanent equity because the registration of the common shares is not solely within our control. When the registration process is complete and the common shares issued in the private placement are no longer subject to liquidated damages, the remaining balance of temporary equity will be reclassified to permanent equity.

Under the terms of the placement agreement, as amended on April 21, 2006, there are no liquidated damage penalties associated with the warrants, and the fair value of the warrants is therefore accounted for as stockholders’ equity on the Balance Sheet as at April 30, 2006.

Note 5. Common Stock

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

Also during the quarter ended January 31, 2006, we agreed to issue an aggregate of 2,300,000 options to two newly elected directors of the Company, related to two-year consulting agreements for domestic and international business development, with vesting of all options in future periods subject to performance under the consulting agreements. See Note 7 for more detail on the accounting treatment of these option agreements.

In February 2006, we sold 500,000 shares of unregistered common stock in a private placement to a director of the Company, at $0.90 per share. In the same month, there was a net exercise of an option on 15,000 shares of common stock that resulted in the issuance of 5,196 shares of common stock, and we received $10,000 from the exercise of a warrant to purchase 33,333 shares of unregistered common stock. Additionally, we issued options on 100,000 shares in exchange for formulation, blending and packaging services, at an exercise price of $1.18, valued at $64,060 (based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 72.35% and a risk-free interest rate of 5.00%), and we issued options on 25,000 shares in exchange for chemistry and formulation consulting services, at an exercise price of $0.80, valued at $20,881 (based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 72.35% and a risk-free interest rate of 5.00%). Also in February 2006, we agreed to issue 2,000 shares of common stock in exchange for retail marketing consulting services valued at $2,900.

In March 2006, we conducted a private placement in which we issued 3,952,209 shares of common stock at $1.65 per share to accredited investors, for a total of $6,521,145, resulting in net proceeds to us of $5,911,608. In addition, the placement agent received a five year warrant to purchase 355,698 shares at an exercise price of $2.556. See Note 4 for further details of this transaction.

Also in March 2006, we received $12,500 from the exercise of an option on 25,000 shares of common stock, and $75,000 from the exercise of an option on 50,000 shares of common stock. Additionally, we received $41,040 from the exercise of an option on 72,000 shares of common stock issued under an employee option plan.

In April 2006, there was a net exercise of an option on 100,000 shares that resulted in the issuance of 63,640 shares of common stock. We also received $40,810 from the exercise of an option on 77,000 shares of common stock. In the same month, there was a net exercise of an option on 47,500 shares under an employee stock option plan that resulted in the issuance of 41,496 shares of common stock, and we received the following amounts from the exercise of options under employee option plans: $2,500 from an option on 5,000 shares of common stock, $15,960 from an option on 28,000 shares of common stock, and $8,250 from an option on 16,500 shares of common stock. Additionally in April 2006, there were net exercises of options issued under our Directors and Officers Option Plan on 418,460 shares which resulted in the issuance of 337,823 shares of common stock, and we also received $15,900 from the exercise by a director of the Company of an option on 30,000 shares of common stock under the same plan.

Note 6. Stock Option Plans

In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), we have chosen to continue to account for employee stock-based compensation utilizing the intrinsic value method. As permitted by SFAS 123, we have applied the methods of APB 25 and related interpretations in accounting for stock options issued to employees. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the stock as determined by the model at grant date, or other measurement date, over the amount an optionee must pay to acquire the stock. We account for stock-based compensation to third parties for services by recording the fair value of the stock options granted over the anticipated service period.

Had compensation cost for employee stock options been determined based upon the fair value at the grant date for awards, consistent with the methodology prescribed under FAS 123, our net loss in the nine months ended April 30, 2006 would have been approximately $5,780,009 or $(0.20) per share on a fully-diluted basis. The effect of applying FAS 123 on the nine months ended April 30, 2006 pro forma net loss is not necessarily representative of the effects on reported net loss for the year ended July 31, 2006 or for future years due, among other things, to the vesting period of the stock options and the fair value of additional stock options in future periods.

Compensation cost of $418,777 for stock-based compensation to third parties for services was charged to income in the nine months ended April 30, 2006, including the amortization of prepaid options as discussed in Note 7. The weighted average fair value of options and warrants issued to third parties for services during the nine months ended April 30, 2006 is estimated at $0.31 per share, using the Black-Scholes option-pricing model.

The weighted average fair value for all options and warrants granted during the nine months ended April 30, 2006 is estimated at $0.69 per share on the date of grant, using the Black-Scholes option-pricing model. Assumptions used in calculating the fair value for options and warrants using the Black-Scholes model during the nine months ended April 30, 2006 were: no dividend yield, volatility of between 72.35% and 82.23%, and a risk-free interest rate of between 4.25% and 5.00%.

A summary of stock option activity during the period ended April 30, 2006 is as follows:

	Number of Shares	Weighted-Average Exercise Price ($)
Balance at July 31, 2005	6,485,960	0.64
Granted	6,125,000	1.56
Exercised	(856,459)	0.62
Forfeited	(398,001)	1.59

Balance at April 30, 2006	11,356,500	1.10

		Outstanding		Exercisable
Range of Exercise Prices	Number Shares Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Price ($)
$0.50 to $0.75	6,485,960	3.04	$0.54	4,956,500	$0.54
$0.80 to $1.20	1,800,000	3.33	$0.89	1,800,000	$0.89
$1.50 to $2.75	4,600,000	3.30	$1.78	2,300,000	$1.65

	11,356,500	3.19	$1.10	9,056,500	$0.89

Note 7. Prepaid Consulting

During the quarter ended January 31, 2006, we entered into a two-year consulting agreement with Mr. Michael Sitton for domestic and international business development, the compensation for which is a fee of $12,500 per month and an option on two million shares of unregistered common stock, which vest over three years. We also entered into a two-year consulting agreement with Secretary Tommy Thompson, for domestic and international business development, the compensation for which is a fee of $12,500 per month and an option on three hundred thousand shares of unregistered common stock, which vest over three years. During the quarter ended April 30, 2006, Mr. Sitton transferred the rights to 300,000 options to Secretary Thompson. Mr. Sitton is now therefore the beneficial owner of 1,700,000, and Secretary Thompson is the beneficial owner of 600,000 of these options.

Under the option agreements, unvested options will not be issued if the associated consulting agreements are terminated prior to their two year term, and we do not have an obligation to register the underlying shares within a specified period. Mr. Sitton and Secretary Thompson were each elected to our Board of Directors during the quarter ended January 31, 2006.

During the quarter ended January 31, 2006, we recorded the value of the unvested options as a prepaid asset which will be amortized over the life of the consulting agreements. Mr. Sitton’s and Secretary Thompson’s options were valued at an aggregate of $598,372 based on their weighted average exercise prices of between $1.00 to $2.75, and the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 82.23% and a risk-free interest rate of 4.25%. This amount is being amortized over the two year life of the consulting agreements at $24,932 per month. During the quarter ended April 30, 2006 we amortized $74,797. Since December 2005 we have amortized five months of expense, or $124,661, and as a result, we reported a prepaid asset of $473,711 as “Prepaid consulting” on the face of the balance sheet as at April 30, 2006.

Note 8. Subsequent Events

Subsequent to the end of the quarter ended April 30, 2006, we received $16,250 from the exercise of an option on 32,500 shares of common stock issued under an employee option plan, and issued 250,000 shares of common stock pursuant to a net exercise of 377,586 warrants granted to a third party for financial services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited and unaudited financial statements of PURE Bioscience.

OVERVIEW

PURE Bioscience began as a provider of pharmaceutical water purification products; however, we are now expanding into markets with broader potential by developing new, proprietary bioscience products based upon our patented silver ion antimicrobial technologies and patent-pending boric acid based pesticide technologies. In May 2005, we sold the assets of our Water Treatment Division to Maryland-based Innovative Medical Services, LLC for $2,375,000. We used a portion of the proceeds of the sale to retire substantially all debt, and the remainder to capitalize the continuing commercialization of our current and future bioscience products.

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

We currently have Environmental Protection Agency (EPA) registration for our 2400-parts per million (ppm) technical grade SDC concentrate (trade name Axenohl®) as well as for our Axen® and Axen®30 hard surface disinfectant products for commercial, industrial and consumer applications including restaurants, homes and medical facilities. The Axen30 EPA registration includes a 30 second kill time on standard indicator bacteria, a 24 hour residual kill on standard indicator bacteria, a 2 minute kill time on some resistant strains of bacteria, a 10 minute kill time on fungi, a 30 second kill time on HIV Type I, and a 10 minute kill time on other viruses. These claims distinguish the efficacy of Axen30 from many of the leading commercial and consumer products currently on the market, while maintaining lower toxicity ratings. Based on the EPA toxicity categorization of antimicrobial products that ranges from Category I (high toxicity) down to Category IV, Axen30 is an EPA Category IV antimicrobial for which precautionary labeling statements are normally not required. This compares with Category II warning statements for most leading brands of disinfectant products.

Our technology also shows promise as a broad-spectrum antimicrobial and anti-fungal for use in human and veterinary healthcare products. We have chosen to pursue certain approvals for human use through the U.S. Food and Drug Administration (FDA) by partnering with Therapeutics, Incorporated (“Therapeutics”). Therapeutics has elected to focus on development of multiple potential SDC-based products for the treatment and prevention of dermatological and women’s health related bacterial, viral and fungal mediated diseases and conditions, and has assumed responsibility for funding and managing the testing and regulatory processes for these potential FDA-regulated products. Subsequent to the signing of a Development and Licensing Agreement granted to Therapeutics in September 2003, Therapeutics initially focused on the development of women’s health and acne treatment products. In April 2006, after the initial period contemplated in the Development and Licensing Agreement for evaluation and characterization of SDC as an active pharmaceutical ingredient had been substantially completed, we amended and expanded the joint development initiative with Therapeutics to include the development of SDC as an active pharmaceutical ingredient in products for the treatment of dermatophytoses such as Tinea pedis (athlete’s foot), onychomycosis (nail fungus), as well as the development of antimicrobial skin wash products, beginning with a hand sanitizer. Our SDC technology also shows promise as a broad-spectrum antimicrobial for multiple other medical indications, including wound and burn care, as well as for dental and veterinary indications, though these opportunities are not currently under active development.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2006 VERSUS THREE MONTHS ENDED APRIL 30, 2005
In May 2005, we sold the assets of our Water Treatment Division and are now completely focused on the development of our bioscience technologies. In the financial statements included in this Report on Form 10Q-SB, the Water Treatment division is included as a Discontinued Operation in the Consolidated Statements of Operations and Cash Flows presented for comparative purposes relating to the periods ending April 30, 2005.

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

During the quarter ended April 30, 2006, revenues of $44,300 increased by 7% over the quarter ended April 30, 2005. Gross profit for the quarter ended April 30, 2006 was $21,700 versus $17,800 in the same quarter of the prior fiscal year. The gross margin percentage improved from 43% in the prior year to 49% in the current period. The improvement is due to a favorable product mix, offsetting the absorption of the overhead costs of our manufacturing facility over a smaller number of products during the period ended April 30, 2006 than in the prior period. During the quarter ended April 30, 2005, we absorbed such costs over the products of the Water Treatment Division in addition to our bioscience products.

Operating costs increased from $534,700 in the quarter ended April 30, 2005, to $912,900 in the quarter ended April 30, 2006. Within these operating cost totals, selling expenses increased by $99,900, to $168,700 in the current quarter compared with the same quarter in the prior fiscal year. The increase in selling expenses is primarily due to fees and prepaid option expense amortization and other costs associated with the introduction of silver dihydrogen citrate products to new partners, and to pending product launches. General and administrative expenses increased by $210,300, to $411,700 in the quarter ended April 30, 2006, compared with the quarter ended April 30, 2005. The increase in expense for the most recent quarter is primarily due to consulting fees and option expenses related to investments in corporate infrastructure. In addition and to a lesser extent, insurance, and accounting fees increased year over year. Over the same period, research and development costs, including patent, license and product registration expenditures, increased by 30% to $332,500, primarily due to increased consulting fees and option expenses. Our research and development expense primarily includes costs associated with the continuing development of our silver dihydrogen citrate technology and related investments in patents, licenses, product registrations with regulatory agencies, and in formulation and method development.

Our net loss from operations before taxes, excluding earnings from the Water Treatment Division prior to its sale, increased by $342,700, from a net loss of $528,800 in the quarter ended April 30, 2005 to a net loss of $871,500 in the quarter ended April 30, 2006. Earnings from the Water Treatment Division in the quarter ended April 30, 2005, shown in the Statements of Operations as “Income from discontinued operations,” were $92,200, resulting in a consolidated net loss in the prior period of $436,500.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2006 VERSUS NINE MONTHS ENDED APRIL 30, 2005
In the financial statements included in this Report on Form 10Q-SB, the Water Treatment division, which was sold in May 2005, is included as a Discontinued Operation in the Consolidated Statements of Operations and Cash Flows presented for comparative purposes relating to the periods ending April 30, 2005.

During the nine months ended April 30, 2006, revenues of $158,900 increased by 35% over the nine months ended April 30, 2005. Gross profit for the nine months ended April 30, 2006 was $92,300 versus $72,400 in the same period of the prior fiscal year. The gross margin percentage declined from 61% to 58% over the same period, primarily as we are now absorbing the overhead costs of our manufacturing facility over a smaller number of products. In the prior fiscal year we absorbed such costs over the products of the Water Treatment Division in addition to our bioscience products.

Operating costs increased from $1,986,800 in the nine months ended April 30, 2005, to $2,504,800 in the nine months ended April 30, 2006. Included in these totals, selling expenses increased by $47,200, to $410,400 in the current period compared with the same nine months in the prior fiscal year, primarily due to costs associated with the introduction of silver dihydrogen citrate products to new partners and to pending product launches. General and administrative expenses increased by $580,500, to $1,278,400 in the nine months ended April 30, 2006, compared with the nine months ended April 30, 2005. The increase in expense is primarily due to expenses for investor relations and investment consulting services, investments in corporate infrastructure, and to a lesser extent, increases in insurance, and accounting fees. Research and development costs declined by $109,600 or 12% over the same period, to $716,000 for the nine months ended April 30, 2006, primarily due to a reduction in patent related legal fees.

Our net loss from operations before taxes, excluding earnings from the Water Treatment Division prior to its sale, increased by $466,600, from a net loss of $1,933,500 in the nine months ended April 30, 2005 to a net loss of $2,400,100 in the same period of the current fiscal year. Earnings from the Water Treatment Division in the nine months ended April 30, 2005, shown in the Statements of Operations as “Income from discontinued operations”, were $483,400, resulting in a consolidated net loss in the prior period of $1,450,100.

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

As at April 30, 2006 we had current assets of $6,057,400, an increase of $5,118,500 from July 31, 2005. The increase is primarily due to $5.9 million of cash received from our March 2006 private placement. Under the private placement, we issued 3,952,209 shares of common stock at $1.65 per share to accredited investors, for a total of $6,521,145. Net proceeds to us, after fees and expenses, were $5,911,608. The placement agent also received a warrant to purchase 355,698 shares of our common stock at an exercise price of $2.556. On April 24 2006, we filed a registration statement with the Securities and Exchange Commission as required under the placement agreement, for the resale of shares issued in the private placement. The registration statement included all shares of common stock issued in the private placement, as well as the shares to be issued upon the exercise of the warrants. Under the terms of the placement agreement, as amended on April 21, 2006, if the registration statement is not declared effective within 150 days of the filing date (April 24, 2006), we will be subject to liquidated damage penalties. We will be obligated to pay to each investor a cash penalty of two percent (2%) of their purchase price for each thirty (30) day period, or any part thereof, beyond the 150 day period, until the registration statement is declared effective; however the maximum cash payment to each investor is thirty-six percent (36%) of such investor’s purchase price. The maximum potential liquidated damage payment of 59.4 cents per share, or $2,347,612, is classified as temporary equity on the balance sheet. Under the terms of the placement agreement, as amended on April 21, 2006, there are no liquidated damage penalties associated with the warrants.

Within the increase of $5,118,500 in current assets from July 31, 2005, the $5.9 million of cash received from the March 2006 private placement is only partially offset by a reduction in Notes receivable and Other receivables as discussed above, and by cash used in our operations as outlined in the analysis later in this section. At April 30, 2006 we had current liabilities of $319,100, a decrease of $34,200 from July 31, 2005.

In the nine months ended April 30, 2006, property, plant and equipment increased by $44,200 to $196,100. Subsequent to our private placement in March 2006, we have commenced planned investments in our manufacturing and information technology infrastructure. Other assets increased by $337,000 over the nine months through April 30, 2006, primarily due to the recording of unvested options as a prepaid asset (“Prepaid consulting”) which will be amortized over the life of associated consulting agreements. See Note 7 to the financial statements included in this Report on Form 10Q-SB for further details of this transaction. The $473,700 of prepaid consulting on the balance sheet as at April 30, 2006 was partially offset by an excess of patent amortization over patent capitalization during the nine months through April 30, 2006, and approximately $30,000 of capitalized patents that were written off in the current fiscal year and which related to Water Treatment Division technology that was not acquired by IMS LLC. The capitalized value of patents and licenses at April 30, 2006, primarily related to our silver dihydrogen citrate technology, was $2,076,700.

Net cash flow for the nine months ended April 30, 2006, was $5,392,700, compared with net cash flow of $146,100 for the same period of the prior fiscal year. Net cash outlows from operating activities were $1,541,400 for the nine months ended April 30, 2006. Excluding the receivables associated with the sale of the Water Treatment Division as discussed above, net operating cash outflows were $1,873,900. Net operating cash outflows for the same nine months of the previous fiscal year were $1,799,600, or $1,316,200 when excluding cash generated from the operation of the Water Treatment Division as a discontinued operation. The increase in cash outflows in the current fiscal year is due to both increased cash expense and investment in inventory, infrastructure and research and development, and the use of working capital; in the nine months ended April 30, 2005, accounts payable and accrued liabilities grew by $515,100, whereas in the same period of the current fiscal year they declined by $31,400.

Net cash provided by financing activities was $7,041,600 in the nine months ended April 30, 2006, compared with $1,441,000 in the same period of the previous fiscal year, the most significant factor being proceeds from sale of common stock, which were $7,041,600, including temporary equity, in the current period and $1,681,000 during the period ended April 30, 2005.

In November 2005, we sold 39,999 shares of common stock in a private placement to an accredited investor, for $0.75 per share (a total value of $30,000). In January 2006, we sold 500,000 shares of unregistered common stock in a private placement to an unaffiliated, accredited investor at $0.75 per share (a total value of $375,000). In February 2006, we sold 500,000 shares of unregistered common stock in a private placement to a director of the Company, at $0.90 per share. In the same month, we received $10,000 from the exercise of a warrant to purchase 33,333 shares of unregistered common stock. In March 2006, we conducted a private placement in which we issued 3,952,209 shares of common stock at $1.65 per share to accredited investors, for a total of $6,521,145, resulting in net proceeds to us of $5,911,608 (See Note 4 for further details of this transaction). Also in March 2006, we received $12,500 from the exercise of an option on 25,000 shares of common stock, and $75,000 from the exercise of an option on 50,000 shares of common stock. Additionally, we received $41,040 from the exercise of an option on 72,000 shares of common stock issued under an employee option plan. In April 2006, we received $40,810 from the exercise of an option on 77,000 shares of common stock. In the same month, we received the following amounts from the exercise of options under employee option plans: $2,500 from an option on 5,000 shares of common stock, $15,960 from an option on 28,000 shares of common stock, and $8,250 from an option on 16,500 shares of common stock. Additionally in April 2006, we received $15,900 from the exercise of an option on 30,000 shares of common stock under the Directors and Officers Option Plan.

With respect to sales of our common stock made during the periods presented herein, we relied on Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered solely to accredited or sophisticated investors, who were provided all of the current public information available on PURE Bioscience.

In the nine months ended April 30, 2005, the sale of common stock of $1,681,000 included a private placement which consisted of 125,000 shares of common stock at a price of $.39 per share and a one-year option to purchase 12,500 shares of common stock at $1.50 valued at $1,154, for a total of $50,000; the sale of 80,000 shares of common stock for $40,000 ($0.50 per share); two private placements valued at $200,000 (366,667 shares of common stock at an average price of $0.5455 per share); the receipt of $150,000 from the exercise of 300,000 shares of common stock at $0.50 per share; a private placement of 60,000 shares of common stock at $0.49 per share and a one-year warrant to purchase 6,000 shares of common stock at $1.00 valued at $674, for a total of $30,000; and the receipt of $10,500 from the exercise of an employee option. Additionally, during the three months ending April 30, 2005 we conducted private placements consisting of 1,330,000 shares of common stock issued between $0.30 and $0.50 per share for a total value of $605,000, a private placement in which we sold two units of Company securities, each unit consisting of 200,000 shares of common stock at a price of $0.449 per share and a one-year warrant to purchase 50,000 shares of common stock at $1.00, and a private placement which consisted of 458,329 shares of common stock issued a $.60 per share for the total value of $275,000. We also received $120,500 from the exercise of options.

At April 30, 2006 we had remaining cash and cash equivalents of $5,798,600. Future investments are expected to include development and expansion of our infrastructure and manufacturing capacity, product launches, research and development projects, and regulatory submissions.

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

Our technology also shows promise as a broad-spectrum antimicrobial for use in human and veterinary healthcare products. We have chosen to pursue certain approvals for human use through the U.S. Food and Drug Administration (FDA) by partnering with Therapeutics, Incorporated (“Therapeutics”). Therapeutics has elected to focus on development of a number of potential SDC-based products for the treatment and prevention of dermatological and women’s health related bacterial, viral and fungal mediated diseases and conditions, and has assumed responsibility for funding and managing the testing and regulatory processes for these potential FDA-regulated products. We expect that Therapeutics’ experience with drug development and FDA processing, especially with regard to dermal pharmaceuticals, could lead to IND, NDA and/or 510-K filings for SDC-based healthcare products with the FDA. The FDA and comparable agencies in many foreign countries impose substantial limitations on the introduction of new products through costly and time-consuming laboratory and clinical testing and other procedures. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. There is no guarantee that either Therapeutics or ourselves will be able to obtain the resources necessary to obtain such approvals, or that the products will meet the strict criteria imposed by the FDA or any foreign agencies. It may be several years before we are able to introduce any regulated antimicrobial pharmaceutical products in the U.S. or overseas, if at all.

Our SDC technology also shows promise as a broad-spectrum antimicrobial for multiple other medical indications, including wound and burn care, as well as for dental and veterinary indications. These opportunities are not currently under active development, and we may not be able to find partners with sufficient resources to successfully develop or commercialize them.

If we are successful in bringing additional EPA or FDA regulated products to market, there is no assurance that we will be able to successfully manufacture or market the products or that potential customers will buy them. For example, a current or future competitive product may have, or be perceived as having, greater efficacy or cost effectiveness. While we have invested extensively in both U.S. and international patents to protect our intellectual property, there is no guarantee that such patents will afford protection from potential competitive technologies. In addition, the market in which we sell, or plan to sell, products is dominated by a number of large, well-capitalized corporations, which may impact our ability to successfully market our products or maintain any technological advantage we might develop. We may also be subject to changes in regulations governing the manufacture and marketing of our products, which could increase our costs, reduce any competitive advantage we may have, or adversely impact our marketing effectiveness.

We may require further capital in future periods, which could include the issuance of debt or equity, or convertible securities. The issuance of any such securities would, or could, lead to the dilution of our existing shareholders. There is no guarantee that we will be able to obtain capital on terms acceptable to us, or at all. Insufficient funds may require us to delay, scale back or eliminate some or all of our research and product development programs, license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, or to reduce or cease operations.

VALUATION OF INTANGIBLE ASSETS

SFAS 142 requires that goodwill and other intangible assets be tested for impairment on an annual basis, and in certain circumstances between annual tests. Recoverability of assets to be held for use is based on expectations of future discounted cash flows from the related operations, and when circumstances dictate, we adjust the asset to the extent the carrying value exceeds the fair value of the asset. Our impairment review process is based on the discounted future cash flow approach that uses our estimates of revenue driven by assumed market segment share and estimated costs. Also included in our analysis is an estimate of revenues expected from our agreement with Therapeutics, Incorporated (“Therapeutics”). We entered into an agreement with Therapeutics in September 2003, which was amended and expanded in April 2006, for the development and commercialization of certain FDA regulated silver dihydrogen citrate based products, where Therapeutics is responsible for development activities and regulatory filings. In the agreement, Therapeutics has agreed to reimburse us for pre-contract acquisition and development costs of the silver dihydrogen citrate intellectual property as well as reimbursement for ongoing intellectual property costs associated with silver dihydrogen citrate. Following the reimbursement of both Therapeutics’ and our costs, depending on the type of product, we will receive a minimum of 40% of all sales proceeds, licensing fees, royalty payments and all other forms of cash and non-cash consideration received by the two parties. We will also realize revenues from the sale of silver dihydrogen citrate raw material as an active ingredient.

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

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, who also acts as our Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the previous fiscal year, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer concluded that our disclosure controls and procedures were effective.

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

In October 2005, we received a further $3.64 million award, including costs, resulting from the bifurcated binding arbitration proceeding against Falken Industries. The October 2005 arbitration award against Falken Industries, Ltd. was confirmed by Judge M. James Lorenz of the US District Court, Southern District of California by an Order dated January 18, 2006. The Clerk of the Court entered judgment in accordance with the award of the arbitrator on January 20, 2006. The judgment was unopposed; however, Falken Industries, Ltd. has subsequently filed a motion to set aside the Court’s Order and the resulting judgment. The matter has been briefed and is now before the Court. On April 7, 2006 we were issued a Writ Of Execution for Money Damages along with an Abstract of Judgment, by the US District Court, Southern District of California for $3.74 million with daily interest of $444.80.

In June 2004, we filed an arbitration action against Nickel Ltd. and Falken Industries Ltd., case number 50 T 133 00319 04, for breach of contract regarding a license for Axen30. Nickel resisted arbitration; however, on September 30, 2005, the US District Court, Southern District of California ordered Nickel to arbitration. Nickel has appealed the US District Court order compelling Nickel to Arbitration. The arbitration is in progress and the hearing on the merits has been moved to August 2006. Falken Industries was not part of the District Court matter to compel arbitration, and has now refused to be a part of this arbitration procedure. On December 16, 2005, we filed a separate lawsuit against Falken Industries, Ltd. in the US District Court, Southern District of California for breach of contract, injunctive relief, trade libel, and declaratory relief regarding a license for Axen30 originally issued to Nickel, Ltd. On December 22, 2005, Nickel, Ltd. filed for declaratory relief with the American Arbitration Association International Centre for Dispute Resolution to clarify the parties’ obligations under the Umbrella Agreement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

In February 2006, there was a net exercise of a warrant on 15,000 shares that resulted in the issuance of 5,196 shares of common stock. Also in February, we received $10,000 from the exercise of a warrant on 33,333 shares of common stock. In March 2006, we conducted a private placement in which we issued 3,952,209 shares of unregistered common stock at $1.65 per share to accredited investors, for a total of $6,521,145, resulting in net proceeds to us of $5,911,608. In addition , the placement agents received a five year warrant to purchase 355,698 shares at an exercise price of $2.556. See Note 4 for further details of this transaction. Also in March 2006, we received $12,500 from the exercise of an option on 25,000 shares of common stock. In April 2006, there was a net exercise of an option on 100,000 shares that resulted in the issuance of 63,640 shares of common stock. Subsequent to the end of the quarter, in June 2006, 377,586 warrants granted to a third party for financial services were exercised via net exercise, resulting in the issuance of 250,000 shares of common stock.

With respect to sales made, we relied on Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered solely to accredited or sophisticated investors who were provided all of the current public information available on PURE Bioscience.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.     The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-B:

3.1 (1)	— Articles of Incorporation, Articles of Amendment and Bylaws
3.1.1(13)	— Articles of Amendment dated March 11, 2002
4.1 (1)	— Form of Class A Warrant
4.2 (1)	— Form of Class Z Warrant
4.3 (1)	— Form of Common Stock Certificate

4.4 (1)	— Warrant Agreement
4.5 (2)	— March 2000 Warrant
4.6 (3)	— January 2001 Warrant
4.7 (4)	—Convertible Debenture
4.8 (5)	— Convertible Debenture Purchase Agreement
4.9 (6)	—Convertible Debenture Warrant
10.1 (1)	—Employment Contract/Michael L. Krall
10.2 (7)	— Manufacturing, Licensing and Distribution Agreement dated March 26, 2001
10.3 (8)	— Axenohl License Agreement
10.4 (9)	— Weaver — Roach X Assignment
10.5 (9)	— Dodo Agreement [CONFIDENTIAL TREATMENT REQUESTED FOR CERTAIN OMITTED INFORMATION FILED SEPARATELY]
10.6 (8)	—Promissory Note of Michael Krall
10.7 (8)	— Promissory Note of Gary Brownell
10.8 (9)	— Nutripure Dealer Agreement
10.9 (9)	— Sales Finance Agreement
10.10 (10)	— ETIH2O, Inc., Acquisition Agreement
10.11 (11)	— NVID Litigation Settlement Agreement
10.12 (12)	— Addendum #1 to NVID Settlement Agreement
10.13(14)	— Therapeutics, Incorporated Agreement [CONFIDENTIAL TREATMENT REQUESTED FOR CERTAIN OMITTED INFORMATION FILED SEPARATELY]
10.14 (15)	— Promissory Note dated November 2003 $4,750,000
10.15 (15)	— Promissory Note dated January 26, 2004 $100,000
13 (13)	— Subsidiaries of the Registrant
14.1 (16)	— Code of Ethics
31.1	— Section 302 Certification
31.2	— Section 302 Certification
32.1	— Section 906 Certification
32.2	— Section 906 Certification

(1)	Incorporated by reference from Form SB-2 registration statement SEC File #333-00434 effective August 8, 1996
(2)	Incorporated by reference from S-3 registration statement, SEC File #333-36248 effective on May 17, 2000
(3)	Incorporated by reference from S-3 registration statement, SEC File #333-55758 effective on February 26, 2001
(4)	Incorporated by reference from S-3 registration statement, SEC File #333-61664 filed on May 25, 2001
(5)	Incorporated by reference from pre-effective amendment no. 1 to S-3 registration statement, SEC File #333-61664 filed on July 10, 2001
(6)	Incorporated by reference from pre-effective amendment no. 2 to S-3 registration statement, SEC File #333-61664 filed on August 13, 2001
(7)	Incorporated by reference from Current Report on Form 8-K filed on May 24, 2001 as amended on October 19, 2001
(8)	Incorporated by reference from the Amended Annual Report on Form 10KSB for the fiscal year ended July 31, 2000 filed on October 19, 2001
(9)	Incorporated by reference from Amended Form 10QSB for the nine month period ended April 30, 2001 filed on October 19, 2001
(10)	Incorporated by reference from the Amended Annual Report on Form 10KSB for the fiscal year ended July 31, 2001 filed on November 13, 2001
(11)	Incorporated by reference from Current Report on Form 8-K filed on December 6, 2001
(12)	Incorporated by reference from Amended Current Report on Form 8-K filed on December 7, 2001
(13)	Incorporated by reference from the Annual Report on Form 10KSB for the fiscal year ended July 31, 2002 filed on October 29, 2003
(14)	Incorporated by reference from the Amended Annual Report on Form 10KSB for the fiscal year ended July 31, 2003 filed on January 30, 2004
(15)	Incorporated by reference from the Amended Quarterly Report for the three month period ended October 31, 2003 filed on February 27, 2004
(16)	Incorporated by reference from the Annual Report on Form 10KSB for the fiscal year ended July 31, 2004 filed on October 29, 2004

B. Reports on Form 8-K:

1.	Current Report Items 3.02 and 9.01 Unregistered Sales of Equity Securities and Exhibits filed on March 30, 2006

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE Bioscience
By: /s/ Michael L. Krall Michael L. Krall, President/CEO June 13, 2006 By: /s/ Andrew J. Buckland Andrew J. Buckland, Chief Financial Officer June 13, 2006