Form 10KSB
period 2006-07-31
PURE BIOSCIENCE
filed 2006-10-27
CIK 1006028

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]	ANUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended July 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from______ to _______

         Commission File number 0-21019

   PURE Bioscience
(Name of small business issuer in its charter)

California	33-0530289
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1725 Gillespie Way, El Cajon, California 92020
(Address of principal executive offices)

619 596 8600
Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [     ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

The issuer’s revenues for its most recent fiscal year: $200,432

Aggregate market value of the voting stock held by non-affiliates of the registrant: Approximately $42,800,000 as of October 23, 2006.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: 23,882,002 common shares of common stock as of October 23, 2006.

Documents incorporated by reference: Certain Exhibits

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview
PURE Bioscience (formerly Innovative Medical Services) began as a provider of pharmaceutical water purification products for the pharmacy market. We later expanded from this niche market into other, broader markets where we are developing technology-based bioscience products that provide non-toxic solutions to numerous global health challenges. Our proprietary high efficacy/low toxicity bioscience technologies, including our silver dihydrogen citrate-based antimicrobials and boric acid-based pesticides, represent innovative advances in diverse markets and lead today’s global trend toward industry and consumer use of “green” products while providing competitive advantages in efficacy and safety.

In May 2005, we sold the assets of our Water Treatment Division and are now focused exclusively on the development and commercialization of our current and future bioscience products.

Bioscience Technologies  Our flagship bioscience technology is an aqueous disinfectant, silver dihydrogen citrate (SDC). A patented new molecular entity, SDC is an electrolytically generated source of stabilized ionic silver that can serve as the basis for a broad range of products in diverse markets. SDC liquid is colorless, odorless, tasteless, non-caustic and formulates well with other compounds. As a platform technology, our SDC-based antimicrobial is distinguished from competitors in the marketplace because of its superior efficacy combined with reduced toxicity. We are producing and plan to expand the production of pre-formulated, ready-to-use products for private label distribution, as well as varying strengths of SDC concentrate as an additive or raw material for inclusion in other companies’ products.

We are also developing a patent-pending pesticide technology, Triglycylboride™ which, like SDC, provides effective results without human toxicity and is an alternative to traditional poisons. Triglycylboride has been formulated into EPA registered RoachX® and AntX™, the key products in our Innovex® line of pest control products.

Water Treatment Division (Sold in May 2005)  The financial results of our Water Treatment Division prior to its sale in May 2005 are shown separately in our financial statements for the year ended July 31, 2005 as “Discontinued Operations.” The Division included Fillmaster® pharmaceutical water purification, dispensing and measuring products, and the Nutripure® line of water treatment and filtration systems.

History
PURE Bioscience was incorporated under the name of Innovative Medical Services in the State of California on August 24, 1992, to pursue the business of manufacturing and marketing the Fillmaster and subsequently other advanced technologies to the pharmacy industry, and later to other healthcare markets and retail consumers.

In 1999, we began investigating marketing opportunities for a new antimicrobial molecule, silver dihydrogen citrate (SDC). The SDC patent application was owned at the time by NVID International. Early in 2000, after concluding that we wished to pursue development and marketing of the SDC technology, we engaged in a marketing and licensing agreement with NVID International for market segments in specified geographical areas.

In 2001 we acquired the marketing rights and patent to our boric acid pesticide technologies. The first of these products developed, RoachX, launched in October 2001.

In March 2001, the first U.S. patent covering the basic SDC formulation and the method of making was issued.

In June 2001, Environmental Protection Agency (EPA) registration was obtained for the 2400-parts per million (ppm) technical grade SDC concentrate (trade name Axenohl®) as well as for the initial Axen® hard surface disinfectant product for commercial, industrial and consumer applications including restaurants, homes and medical facilities.

In late 2001, as part of a legal settlement with NVID regarding the marketing rights to SDC, we purchased the SDC patent for 700,000 shares of our common stock plus certain expenses.

In 2002 we expanded our Innovex line of pesticides to include RoachX, AntX75, TrapX and CleanKill, an SDC-based hard surface disinfectant for use in the pest control industry.

In March 2003, we received Environmental Protection Agency (EPA) registration for our new SDC-based Axen®30 formulated Category IV hard surface disinfectant product for commercial, industrial and consumer applications. Axen30 is a 30 ppm use-dilution formula of our patented SDC antimicrobial technology. The additional EPA registration allows us to expand our hard surface disinfectant claims to include a 30-second kill time on standard indicator bacteria, a 24 hour residual kill on standard indicator bacteria, a 2-minute kill time on some resistant strains of bacteria, 10-minute kill time on fungi, 30-second kill time on HIV Type I, and 10-minute kill time on other viruses. These claims distinguish the efficacy of Axen30 from many leading commercial and consumer products currently on the market, while maintaining lower toxicity ratings.

In July 2003 we received a second U.S. patent granted for the unique disinfectant silver dihydrogen citrate. U.S. patent 6,583,176 was issued on June 24, 2003 and covers the formulation of the aqueous disinfectant in combination with ethyl alcohol. U.S. patent 6,583,176 is a division of the first U.S. patent 6,197,814 issued on March 6, 2001 covering the basic SDC formulation and the method of making.

In September 2003, we announced the first commercialization of our SDC-based hard surface disinfectant, Axen30, to be sold by EnvirOx L.L.C. of Danville, Illinois, as Critical Care™, a commercial disinfectant-fungicide-virucide. In the same month, we announced an agreement with Therapeutics, Incorporated, a drug development company based in La Jolla, California, for the development and commercialization of Food and Drug Administration (FDA) regulated SDC-based products. Under this agreement, Therapeutics, Incorporated absorbed the responsibility for funding and directing development activities and FDA regulatory filings, initially focusing on development of SDC-based products for the treatment of bacterial, viral and fungal mediated diseases and conditions.

Also in September 2003, shareholders approved a corporate name change from Innovative Medical Services to PURE Bioscience.

In November 2003, we announced that we had signed an agreement to sell our water treatment business to Data Recovery Continuum, Inc. (DRCI), a Delaware corporation based in California. The original buyer did not perform on the contract and we began negotiations with a new party to sell the Water Treatment Division assets and related liabilities.

In May 2004 we filed an additional U.S. patent covering multiple potential uses for our SDC technology including the treatment of specific types of bacteria, fungus and viruses, as well as medical treatment and the preservation of consumable and non-consumable products. The additional Disinfectant and Method of Use patent application was the seventh SDC related patent application filed in the United States covering inventive aspects of manufacturing, composition and formulations of our SDC technology.

Also in May 2004, Therapeutics, Incorporated began development of SDC within the first two groups of products subject to FDA regulation; women’s health products and acne products.

In June 2004, we obtained EPA registration of expanded claims for our Axen30 hard surface disinfectant to include use on hard surfaces in childcare facilities. The EPA previously registered Axen30 for disinfection of hard surfaces including those in restaurants, homes and medical facilities. The expanded use claims for our Axen30 disinfectant include children’s toys, toy boxes, play tables and activity centers, jungle gyms, playpens, child car seats, strollers and diaper changing tables. The EPA’s registration of such sensitive use sites emphasizes the “least-toxic” characteristics of Axen30 while expanding its versatility in the professional and consumer disinfection markets.

In August 2004, we filed a utility patent application to protect our proprietary silver dihydrogen citrate disinfectant in combination with other antimicrobial compounds, including quaternary ammonia, oxidizers or halogens such as chlorine, bromine or iodine. In August 2004, we also filed a utility patent application to protect anhydrous, or crystalline, silver dihydrogen citrate antimicrobial compositions, processes of making and methods of use.

In December 2004, we received registration of our silver dihydrogen citrate-based hard surface disinfectant from the California Department of Pesticide Regulation. The product had been previously registered in each of the 49 other states. Receiving the California registration allows the launch of nationwide marketing, distribution and sales of our hard surface disinfectant.

In May 2005, we sold the assets of our Water Treatment Division to Maryland-based Innovative Medical Services, LLC for $2,375,000.

In June 2005 we filed a utility patent application to protect our proprietary silver dihydrogen citrate technology in home care and personal care products, and in September 2005 we filed the international patent application through the Patent Cooperation Treaty.

In May 2006 we announced that we had expanded our joint development initiative with Therapeutics, Inc. to include development of SDC as an active pharmaceutical ingredient in products for treatment of dermatophytoses such as Tinea pedis (athlete’s foot), onychomycosis (nail fungus), among others, as well as development of antimicrobial skin wash products, beginning with a hand sanitizer. This expansion is in addition to the ongoing SDC-based anti-acne and vaginal anti-infective pharmaceutical development programs.

Principal Products and Markets
Silver Dihydrogen Citrate  Our flagship technology is a patented, aqueous antimicrobial called silver dihydrogen citrate (SDC). SDC is an electrolytically generated source of stabilized ionic silver that can serve as the basis for a broad range of products in diverse markets. Colorless, odorless, tasteless and non-caustic, the aqueous SDC formulates well with other compounds. We produce and have begun to market pre-formulated, ready-to-use product for private label distribution, as well as varying strengths of SDC concentrate as an additive or raw material for inclusion in other companies’ products.

We currently have Environmental Protection Agency (EPA) registration for our 2400-parts per million (ppm) technical grade SDC concentrate (trade name Axenohl) as well as for our Axen and Axen30 hard surface disinfectant products for commercial, industrial and consumer applications including restaurants, homes and medical facilities. The Axen30 EPA registration allows us to expand the existing efficacy claims as a hard surface disinfectant to include a 30-second kill time on standard indicator bacteria, a 24 hour residual kill on standard indicator bacteria, a 2-minute kill time on some resistant strains of bacteria, 10-minute kill time on fungi, 30-second kill time on HIV Type I, and 10-minute kill time on other viruses. These claims distinguish the efficacy of Axen30 from many of the leading commercial and consumer products currently on the market, while maintaining lower toxicity ratings. Based on the EPA toxicity categorization of antimicrobial products that ranges from Category I (high toxicity) down to Category IV, SDC, with its combination of the biocidal properties of ionic silver and citric acid, is an EPA Category IV antimicrobial for which precautionary labeling statements are normally not required. This compares with Category II warning statements for most leading brands of antimicrobial products

The tests conducted to obtain the EPA registration were performed by nationally recognized independent laboratories Nelson Laboratories of Salt Lake City, Utah and AppTec ATS of St. Paul, Minnesota, under AOAC protocol and GLP regulations in accordance with EPA regulations. Specific Axen test results include:

•	30-Second Kill Time At 30 ppm, Axen demonstrated a 30-second, 99.9999% kill of standard indicator organisms including Staphylococcus aureus ATCC 6538, Pseudomonas aeruginosa ATCC 15442 and Salmonella choleraesuis ATCC 10708. Each is regarded as ever present in nearly every person’s life and is also a frequent human pathogen.

•	Residual Kill Activity The residual activity of Axen was tested at 0, 1, 6, and 24 hours after application to a hard surface against standard indicator organisms (Staphylococcus aureus ATCC 6538, Pseudomonas aeruginosa ATCC 15442 and Salmonella choleraesuis ATCC 10708). Quantitative residual results at 24 hours after initial application show a 99.99% reduction in all three bacteria tested.
•	Bacteria Additional testing of Axen against Methicillin Resistant Staphylococcus aureus ATCC 700698 (MRSA), Vancomycin Resistant Enterococcus faecium ATCC 700221 (VRE) and Escherichia coli OH157 ATCC 43888 demonstrated a 99.9999% kill in 2 minutes. These specific bacteria are especially problematic in hospitals because of their resistance to antibiotics. Further, Axen showed a 99.9999% kill in 30-seconds against Listeria monocytogenes ATCC 19111. Food processing operations are challenged to keep this bacterium under control.
•	Fungus Axen demonstrated a 99.9999% kill in 10 minutes of the common athlete’s foot fungus, Trichophyton mentagrophytes ATCC 9533. This data allows the Company to add a fungicidal claim to its hard surface disinfectant label.
•	Viruses Axen also demonstrated 99.9999% virucidal efficacy against HIV Type 1 in 30 seconds, Herpes simplex virus type 1 in one minute, and Influenza A virus ATCC VR-544, Rhinovirus type R 37 ATCC VR-1147, Strain 151-1 and Poliovirus type 2 ATCC VR-1022, Strain Lansing in 10 minutes. After review and registration by the EPA, this data allows the Company to add these virucidal claims to its hard surface disinfectant label.

In June 2004, we received EPA registration to expand claims made for our Axen30 hard surface disinfectant to include use on hard surfaces in childcare facilities. The EPA previously approved Axen30 for disinfection of hard surfaces including those in restaurants, homes and medical facilities. Expanded use claims for our Axen30 disinfectant now feature children’s toys, toy boxes, play tables and activity centers, jungle gyms, playpens, child car seats, strollers and diaper changing tables. The EPA’s registration of such sensitive use sites emphasizes the “least-toxic” characteristics of Axen30 while expanding its versatility in the professional and consumer disinfection markets. We believe that these claims may open key market opportunities for us as our current and potential distributors position their, or our, products to penetrate the childcare segment which includes daycare centers, preschools, schools, gymnasiums and children’s activity centers.

We plan to pursue additional EPA and FDA regulatory approvals for other applications. For example, in September 2003, we announced an agreement with Therapeutics, Incorporated, a drug development company based in La Jolla, California, for the development and commercialization of certain Food and Drug Administration (FDA) regulated silver dihydrogen citrate-based products. Therapeutics, Incorporated funds and directs all development activities and FDA regulatory filings under the agreement, initially focusing on development of silver dihydrogen citrate-based products for the treatment of bacterial, viral and fungal mediated diseases and conditions. In May 2004, Therapeutics, Incorporated began development of SDC within the first two groups of products subject to FDA regulation; women’s health products and acne products. In May 2006 we announced that we had expanded our joint development initiative with Therapeutics, Inc. to include development of SDC as an active pharmaceutical ingredient in products for treatment of dermatophytoses such as Tinea pedis (athlete’s foot), onychomycosis (nail fungus), among others, as well as development of antimicrobial skin wash products, beginning with a hand sanitizer. Therapeutics, Incorporated expects its development work will result in multiple Investigational New Drug (IND) filings with the U.S. FDA.

Triglycylboride™  Our bioscience division also includes a line of pesticide technologies. Like the silver dihydrogen citrate antimicrobial technology, we believe the boric acid based pesticides may offer competitive advantages in the market place with regard to efficacy when compared to leading brands, while maintaining lower toxicity ratings.

Branded as Innovex™, the product line launched in October 2001 with our EPA-approved, patent-pending RoachX®. Subsequently, we have developed additional products in the Innovex product line, including the EPA-approved AntX75®, EPA-exempt non-toxic TrapX rodent lure and EPA approved CleanKill™, the SDC-based hard surface disinfectant for the pest control industry. Marketing efforts behind these products to date, and resulting sales, have been limited. During the year ending July 31, 2007 we intend to develop additional formulations of these products to subsequently be sold, subject to evaluation of market potential, with wider distribution and increased marketing efforts.

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

Competition
The markets for silver dihydrogen citrate and pesticide products are highly competitive. The markets in which we will sell any such products are dominated by a number of large, well-capitalized corporations, which may impact our ability to successfully market our products or maintain any technological advantage we might develop. We, or our distributors, would need to invest significant resources in order to attempt to displace traditional technologies sold by what are in many cases well-known international industry leaders. Alternatively, we may pursue strategies in selective markets of encouraging existing competitors to incorporate our products into their existing brands, thereby reducing the proportion of end-use revenues that would accrue to us. We recognize that innovative marketing methods are required in order to establish our products, and that such methods may not be successful.

Patents and Intellectual Property
We own and have several patents pending related to the silver dihydrogen citrate technology, and we have a patent pending for RoachX and related pesticide products.

The first U.S. patent for silver dihydrogen citrate was issued on March 6, 2001, and a supplemental patent has been filed to cover the substitution of 14 other organic acids for citric acid in the formulation. In June 2003, we received a second U.S. patent granted for silver dihydrogen citrate that covers the formulation of the aqueous disinfectant in combination with ethyl alcohol. In addition, PURE has received patents in Australia and New Zealand as well as in the EAPC (Eurasian Patent Community) and the OAPI (Organisation Africaine de la Propriete Intellectuelle). Patent applications are pending in Brazil, Canada, China, Japan, Mexico, the EPO (European Patent Office) and the ARIPO (African Regional Industrial Property Organization). These foreign patent applications were filed through the Patent Cooperation Treaty and were published by the World Intellectual Property Organization (www.wipo.org) as Number WO 99/18790 on April 22, 1999.

In May 2004, we filed an additional U.S. patent covering multiple potential uses for our SDC technology including the treatment of specific types of bacteria, fungus and viruses, as well as medical treatment and the preservation of consumable and non-consumable products. The additional Disinfectant and Method of Use patent application was the seventh SDC related patent application filed in the United States covering inventive aspects of manufacturing, composition and formulations of our SDC technology.

In August 2004, we filed a utility patent application to protect our proprietary silver dihydrogen citrate disinfectant in combination with other antimicrobial compounds, including quaternary ammonia, oxidizers or halogens such as chlorine, bromine or iodine. In addition, we filed the foreign patent application for this utility patent through the Patent Cooperation Treaty. In February 2006, we entered the international application into national phase in Australia, Canada, China, Europe, Japan, Israel, India, Mexico, New Zealand, Norway, South Korea, Singapore, and South Africa.

In August 2004, we filed a utility patent application to protect anhydrous, or crystalline, silver dihydrogen citrate antimicrobial compositions, processes of making and methods of use. In addition, we filed the international patent application for this utility patent through the Patent Cooperation Treaty. In February 2006, we entered the international application into national phase in Australia, Canada, China, Europe, Japan, Israel, India, Mexico, New Zealand, Norway, South Korea, Singapore, and South Africa.

In June 2005, we filed a utility patent application to protect our proprietary silver dihydrogen citrate technology in home care and personal care products. In September 2005, we filed the international patent application through the Patent Cooperation Treaty. The patent is scheduled to enter national phase in March 2007, at which time we will determine in which countries we will file national phase applications.

A patent application for RoachX and related products was filed in February 1998 to protect a nonaqueous form of insecticide consisting of a desiccant, preferably boric acid, with additional ingredients for binding, stability and target insect attraction.

We own the registered trademarks or trademark applications for PURE Bioscience™, Powered by SDC Ag+™, Staph Attack™, Staphacide™, Axenohl®, Axen®, Silvérion®, Kinderguard™, Innovex™, RoachX®, AntX®, TrapX® and Medifier®.

Manufacturing
We manufacture and blend the silver dihydrogen citrate products in our manufacturing facility at our corporate headquarters. During the year ended July 31, 2006, we chose to outsource some blending and packaging operations, and may continue to outsource such operations to one or potentially multiple third parties; however, we plan to maintain the manufacturing operation for our silver dihydrogen citrate concentrate. Silver, the primary active ingredient, is a readily available commodity, and the other active and inactive ingredients of silver dihydrogen citrate are readily available from chemical supply companies.

We manufacture RoachX, AntX and TrapX in our manufacturing facility at our corporate offices, and outsource some of the packaging functions. In future periods we may outsource manufacturing operations for the production of these products. The active and inactive ingredients are readily available through multiple manufacturers in the U.S. and overseas.

Research and Development
All in-house Research and Development (“R&D”) costs, and third party costs for maintaining approved patents, are charged to operations when incurred and are included in operating expenses. Third party R&D costs for pending patents are capitalized as incurred until such time as the associated patents are approved or abandoned. The cumulative cost of acquiring approved patents is amortized on a straight-line basis over the remaining lives of the patents. Licenses are amortized on a straight-line basis over periods ranging from 17 to 20 years. The weighted average amortization period for all patents and licenses is 18 years. The total amounts capitalized, under patents and licenses, were $111,000 and $118,900 in the fiscal years ended July 31, 2006 and 2005, respectively. Expense charged to R&D was $1,193,900 and $1,357,100 in the fiscal years ended July 31, 2006 and 2005, respectively.

Government Regulation
We manufacture and sell pesticide and antimicrobial products that are regulated by the U.S. Environmental Protection Agency (U.S. EPA) under Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). We have five products registered by the U.S. EPA; two pesticides, AntX and RoachX, and three antimicrobial pesticides, Axen, Axen30 and Axenohl. As we continue to develop new products, we will require a registration from the US EPA in order to market our products in the United States. There is no guarantee that the US EPA will grant a registration for the products we submit.

In addition, each of the 50 United States has its own government agency that regulates pesticide sales into their state. Prior to distributing a product into any of these states, a registration from the state is required. We market our pesticide and antimicrobial products to third party distributors who are responsible for obtaining these state registrations. Should we begin to directly market our own brands, we would first need to obtain a registration for each state to which we will distribute product.

We have chosen to pursue certain approvals through the U.S. Food and Drug Administration (FDA) by partnering with Therapeutics, Incorporated, which has assumed responsibility for the testing and regulatory process for selected potential FDA regulated silver dihydrogen citrate-based products. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. There is no guarantee that either Therapeutics, Incorporated, any other potential partner, or ourselves will be able to obtain the resources necessary to obtain such approvals, or that the products will meet the strict criteria imposed by the FDA.

In addition, if we should begin to sell our products internationally, we or our partners will have to gain all necessary regulatory approvals or registrations in each specific country in which our products would be sold. We are not currently selling product outside of the US and have not begun to undertake obtaining any international regulatory approvals or registrations.

Employees
As of October 23, 2006, we employed thirteen people, of whom twelve are full-time employees.

ITEM 2. PROPERTIES
Our business operates in a 13,067 square foot facility located in a light industrial/office park in El Cajon, California. This location houses all administrative, manufacturing and warehousing functions. In May 1996, we entered into an operating lease agreement for the premises, with an unaffiliated third party, which expired under extension in October 2006.

As part of the agreement to sell the assets of the Water Treatment Division to Innovative Medical Services, LLC, in May 2005 we entered into a sublease agreement with IMS LLC, under which IMS LLC occupied approximately 28% of the square footage of the facility and paid us approximately $3,800 per month in rent. IMS LLC vacated the space in September 2006 and we are now operating in the full 13,067 square feet of the facility.

In October 2006 we entered into a new sixty month operating lease for the facility. During the year ending July 31, 2007, we intend to make improvements to the facility to develop and expand our manufacturing and warehousing operations.

ITEM 3. LEGAL PROCEEDINGS
Effective October 18, 2006, PURE Bioscience, Falken, Nickel and related parties entered into an agreement styled “Global Settlement Agreement.” The agreement calls for the dismissal of all lawsuits and arbitrations and any related appeals between or among the parties. On October 25, 2006, U.S. Magistrate Judge Nita L. Stormes “so ordered” compliance with said Global Settlement Agreement.

This Global Settlement Agreement has no effect on our November 2004 $14.2 million award resulting from a binding arbitration proceeding against NVID International, Inc. through the American Arbitration Association International Centre for Dispute Resolution.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to shareholders in the fourth quarter of the fiscal year.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(1)	Market Information: PURE Bioscience’s common stock is traded on the Bulletin Board under the symbol “PURE.”

(2)	High and Low Bid Prices: The following table sets forth high and low bid prices for each fiscal quarter, for the last two fiscal years as reported on Yahoo! Finance. Such quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

Fiscal 2006			Fiscal 2005
Quarter Ended	High	Low	Quarter Ended	High	Low
July 31, 2006	$2.99	$1.30	July 31, 2005	$1.05	$0.52
April 30, 2006	$3.09	$1.22	April 30, 2005	$1.22	$0.63
January 31, 2006	$1.49	$0.70	January 31, 2005	$1.04	$0.36
October 31, 2005	$1.05	$0.68	October 31, 2004	$0.55	$0.35

(3)	Security Holders: As of October 23, 2006, we had approximately 270 holders of record of our common stock. This does not include beneficial owners holding common stock in street name. The closing price per share on October 23, 2006 was $1.90.

(4)	Dividend Plans: We have paid no common stock cash dividends and have no current plans to do so.

(5)	Preferred Stock: There are no shares of preferred stock presently outstanding.

(6)	Recent Sales of Unregistered Securities: None.

(7)	Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation
plans approved by
security holders	5,569,000	$0.59	1,992,912

Equity compensation
plans not approved by
security holders	4,462,000	$1.37	1,808,000

Total	10,031,000	$0.93	3,800,912

The following equity compensation plans were not approved by security holders:

1.	2001 ETIH2O Stock Option Plan: Adopted by the Board in January 2001, there are 1,000,000 shares authorized under this Plan. The options have a five-year term with vesting ratably over a five-year period. Executive Officers and Directors are not eligible participants under this plan.

2.	2001 Consultants and Advisors Stock Option Plan: Adopted by the Board in January 2001, there are 500,000 shares authorized under this Plan. The options have a five-year term with vesting ratably over a five-year period. Executive Officers and Directors are not eligible participants under this plan.

3.	2004 Consultants and Advisors Stock Option Plan: Adopted by the Board in April 2004, there are 2,000,000 shares authorized under this plan. The options have a five-year term with vesting ratably over a five-year period. Executive Officers and Directors are not eligible participants under this plan.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled “Competition” and elsewhere in this Form 10KSB. Our consolidated financial data includes Export Company of America, Inc., Ampromed Comercia Importacao e Exportacao Ltda., ETI-H2O Corporation, and Nutripure Water Corporation. The following discussion and analysis should be read in conjunction with the audited financial statements of PURE Bioscience.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JULY 31, 2006 VERSUS YEAR ENDED JULY 31, 2005
PURE Bioscience (formerly Innovative Medical Services) began as a provider of pharmaceutical water purification products. Our historical revenues were primarily derived from the Water Treatment business prior to its sale in May 2005; however, our business is now focused on investing in broader markets with novel, proprietary bioscience products based upon our patented silver ion antimicrobial technologies and patent pending boric acid based pesticide technologies.

In November 2001, we acquired the patent (the “Axenohl patent”) for silver dihydrogen citrate, a silver ion based technology which is the basis for our silver ion products. We purchased the patent for 700,000 shares of common stock plus certain expenses, valuing the patent at $1,540,600 based on the market price of the stock exchanged, and agreed to make certain royalty payments to NVID. In October 2003, we filed an arbitration action against NVID International and Falken Industries to demand a cease and desist from continued and ongoing public dissemination of false, misleading and disparaging statements and complete cooperation in enforcing and defending the silver dihydrogen citrate patent and related technology, pursuant to the Core Settlement Agreement between PURE Bioscience and NVID International. In November 2004, we won a $14.2 million award resulting from the action against NVID. We believe it is unlikely that we will ever be able to collect any part of this award, and we have therefore not recorded any amount as an asset on the balance sheets as at July 31, 2005 or 2006. However, in addition to the $14.2 million award against NVID, the arbitrator also clarified that PURE’s royalty obligations to NVID were legally terminated by NVID’s material breach of the Core Settlement Agreement, resulting in the elimination of approximately $17 million in potential future royalty payments from PURE to NVID over the life of the Axenohl patent.

In October 2005, we received a $3.4 million award from American Arbitration Association International Center for Dispute Resolution, plus costs of $241,000, resulting from a binding arbitration proceeding against Falken Industries. No part of this award has been recorded as an asset on our balance sheets as at July 31, 2005 or 2006 due to the uncertainty of our ability to collect any part of the award. Effective October 18, 2006, PURE Bioscience, Falken, Nickel and related parties entered into an agreement styled “Global Settlement Agreement.” The agreement calls for the dismissal of all lawsuits and arbitrations and any related appeals between or among the parties. On October 25, 2006, U.S. Magistrate Judge Nita L. Stormes “so ordered” compliance with said Global Settlement Agreement.

This Global Settlement Agreement has no effect on our November 2004 $14.2 million award resulting from a binding arbitration proceeding against NVID International, Inc. through the American Arbitration Association International Centre for Dispute Resolution.

Effective May 25, 2005, we sold the assets of the Water Treatment Division to Maryland-based Innovative Medical Services, LLC (“IMS LLC”) for $2,375,000. In the financial statements included in this Report on Form 10K-SB, the Water Treatment Division is included as a Discontinued Operation in the Consolidated Statements of Operations and Cash Flows.

Upon the sale, IMS LLC assumed all liabilities associated with the Division. At the closing of the sale, we received $1,950,000 in cash and a promissory note in the amount of $425,000. In June, we received a cash payment of $225,000, and in August, subsequent to the end of the fiscal year, we received the balance of $200,000 plus interest on the promissory note.

Subsequent to the sale of the Water Treatment Division we agreed to continue to fund the working capital of IMS LLC for a limited period of time. At July 31, 2005, we had funded $132,521 of working capital on IMS LLC’s behalf. In August, during the fiscal year ended July 31, 2006, in addition to the payment of the promissory note, IMS LLC reimbursed us for the working capital we had provided subsequent to the sale. We are no longer providing any working capital for IMS LLC.

During the year ended July 31, 2006, we derived no income or expense from the Water Treatment Division. During the prior fiscal year, we received the benefit from the revenues and incurred the expenses of the Water Treatment Division through the date of the sale of the Division on May 25, 2005. Income from this operation for the year ended July 31, 2005 (effectively through May 25, 2005) consisted of revenues of $1,699,955, cost of sales of $937,958 and other costs of $251,586, resulting in a net income from discontinued operations before taxes of $510,411. Income tax related to the operation of the Division through May 25, 2005 was estimated to be approximately $230,500; however, this amount was offset by the realization of a corresponding tax benefit from current year losses and available net operating loss carry-forwards relating to our continuing operations.

The realized gain to us on the sale of the Water Treatment Division, as shown in our statement of operations for the year ended July 31, 2005, was $2,187,136 before the effect of taxes. The sale of the Water Treatment Division assets to Innovative Medical Services, LLC was a transaction taxable for United States federal and California income tax purposes. The estimated tax liability of $937,500 related to the sale was offset by other losses and carry-forwards for the year ended July 31, 2005. For the year ended July 31, 2005, the total estimated tax liability of $1,167,500 related to the discontinued operation was shown on the face of the Income Statement as “Income taxes on discontinued operations,” with a corresponding and offsetting “Income tax benefit” to continuing operations. During the year ended July 31, 2006, we determined the actual income tax on the operation and sale of the Division for the year ended July 31, 2005 to be $1,037,497. An adjustment of $129,990 is therefore shown on the face of the Income Statement for the year ended July 31, 2006 as “Income taxes on discontinued operations,” with a corresponding and offsetting “Income tax benefit” to continuing operations. See Note 12 to the financial statements included in this Report on Form 10K-SB for a more detailed discussion of the tax consequences of the sale of the Water Treatment Division.

For the year ended July 31, 2006, revenues were $200,400, a 29% increase from comparable bioscience segment revenues of $155,800 in the prior year, primarily due to sales of silver dihydrogen concentrate to strategic partners for evaluation and development purposes. The antimicrobial and pesticide markets are highly competitive, and we anticipate that market acceptance of our novel technologies may be a long term achievement.

Each formulation of our SDC based products requires regulatory approval for each respective jurisdiction in which the products are to be sold, and in addition to competitive challenges, we believe that the investment necessary to pursue research, testing and regulatory approval for such products will continue to be significant. However, now that we have prevailed in our arbitration proceedings and have sold our Water Treatment Division, we believe we are in a position to accelerate additional regulatory approvals and negotiate distribution agreements for the inclusion of silver dihydrogen citrate into multiple global products.

Gross profit for the year ended July 31, 2006 was $94,700 versus $104,200 in the prior year, a decline of 9.1%. Our gross profit percentage declined from 67% in 2005 to 47% in 2006, primarily as we are now absorbing the overhead costs of our manufacturing facility over a smaller number of products. In the prior fiscal year we absorbed such costs over the products of the Water Treatment Division in addition to our bioscience products.

Operating costs increased from $3,115,400 in the year ended July 31, 2005, to $3,807,400 in the year ended July 31, 2006. Of these totals, selling expenses increased by $142,700, to $570,200 in the current period compared with the prior fiscal year, primarily due to costs associated with the introduction of silver dihydrogen citrate products to new partners and to pending product launches. General and administrative expenses increased by $712,500, to $2,043,300 in year ended July 31, 2006, compared with the year ended July 31, 2005. The increase in expense is primarily due to expenses for investor relations and investment consulting services associated with our March 2006 private placement, investments in corporate infrastructure, and to a lesser extent, increases in insurance and accounting fees. Research and development expense declined by $163,200 or 12% over the same period, to $1,193,900 for the year ended July 31, 2006, primarily due to a reduction in patent related legal fees.

Our net loss from operations before taxes, excluding earnings from the Water Treatment Division prior to its sale, increased by $668,700, from a net loss of $3,011,800 for the year ended July 31, 2005 to a net loss of $3,680,500 for the year ended July 31, 2006. Of the loss before taxes in the period ending July 31, 2006, $1,001,100 is attributable to non-cash items: $743,800 of services and interest paid with stock and options, and $257,300 of amortization and depreciation. Of the loss in the prior year, $1,076,469 was attributable to non-cash items: $808,139 of services and interest paid with stock and warrants and $268,330 of amortization and depreciation.

Earnings from the Water Treatment Division for the year ended July 31, 2005 prior to its sale in May 2005, shown in the Statements of Operations as “Income from discontinued operations,” were $510,400 before the effect of taxes. After the gain on the sale of the Water Treatment Division of $2,187,136, the estimated tax liability for which was offset by a corresponding tax benefit from losses from continuing operations, the consolidated net loss for the year ended July 31, 2005 was $317,100. After the effect of taxes, our net loss for the year ended July 31, 2006 was $3,682,900.

The net effect of taxes on the Consolidated Statements of Operations for the year ended July 31, 2006 is a tax liability of $2,400, the minimum franchise taxes paid to the State of California regardless of income or loss. As discussed above, the estimated tax liability on the sale of the assets of the Water Treatment Division and on the income from the operation of the Division through May 25, 2005, were $230,500 and $937,500 respectively; a total of approximately $1,167,500. This amount was offset by a tax benefit of approximately $1,167,500 from losses arising in the respective fiscal year, and available net operating loss carry-forwards relating to our continuing operations. During the year ended July 31, 2006, we determined the actual income tax on the operation and sale of the Division for the year ended July 31, 2005 to be $1,037,500. An adjustment of approximately $130,000 is therefore shown on the face of the Statement of Operations for the year ended July 31, 2006 as a reduction to “Income taxes on discontinued operations,” with a corresponding and offsetting reduction to the “Income tax benefit” to continuing operations. See Note 12 to the financial statements included in this Report on Form 10K-SB for a more detailed discussion of the tax consequences of the sale of the Water Treatment Division.

LIQUIDITY AND CAPITAL RESOURCES
From inception through the present, we have financed our operations primarily through our initial public offering in August of 1996, by subsequent private placement stock sales, through lines of credit and the issuance of debentures, and in May 2005 by the sale of our Water Treatment Division. We currently have no long-term debt.

In August 2003, we completed a financing arrangement which included the acquisition of a $2,000,000 Note and Trust Deed bearing a rate of interest of 10% with principal and all interest due and payable on or before June 12, 2004. In addition to the Trust Deed, the arrangement included a $435,000 unsecured offsetting loan payable. The Trust Deed, offset by the loan, was acquired in exchange for 2,000,000 unregistered shares of our common stock, at a fair value of $0.80 per share, issued to a party unrelated to the grantor. Later in that year we entered into an agreement to sell substantially all of the assets and certain related liabilities of our Water Treatment Division to Data Recovery Continuum, Inc. (DRCI) for $2.75 million in cash at closing to include the purchase of the Trust Deed at face value, and additional amounts one year after closing based on certain criteria relating to sales of water treatment systems. At this time, DRCI paid to us a deposit of $100,000 in cash, secured by a promissory note for that amount. Prior to the due date on the Trust Deed, the debtors requested an extension to complete an in-process financing plan for the payment of the principal and interest, which we granted, however the debtor failed to perform during the term of the extension.

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

Effective May 25, 2005, we sold the assets of our Water Treatment Division to Maryland-based Innovative Medical Services, LLC (IMS LLC) for $2,375,000. IMS LLC also assumed all liabilities associated with the Division. At closing, we received $1,950,000 in cash and a promissory note in the amount of $425,000, which was fully paid by August 2005. We agreed to continue to fund the working capital of IMS LLC for a limited period of time subsequent to the sale of the Water Treatment Division, in order to enable the continuation of payroll and an uninterrupted supply of materials and components. At July 31, 2005, we had funded $132,521 of working capital on IMS LLC’s behalf, which was reimbursed to us in August 2005.

The sale of the Water Treatment Division assets to Innovative Medical Services, LLC was a transaction taxable for United States federal and California state income tax purposes, however the tax liability was offset by losses from the respective fiscal year, and available net operating loss carry-forwards relating to our continuing operations. See Note 12 to the financial statements included in this Report on Form 10K-SB for a more detailed discussion of the tax consequences of the sale of the Water Treatment Division.

As at July 31, 2006, we had current assets of $5,066,600, an increase of $4,127,700 from July 31, 2005. During the year ended July 31, 2006, cash provided by financing activities was $7,132,800, including $5,911,600 received from our March 2006 private placement. Under the private placement, we issued 3,952,209 shares of common stock at $1.65 per share to accredited investors, for a total of $6,521,145. Net proceeds to us, after fees and expenses, were $5,911,608. The placement agent also received a warrant to purchase 355,698 shares of our common stock at an exercise price of $2.556. On April 24, 2006, we filed a registration statement with the Securities and Exchange Commission (SEC) as required under the placement agreement, for the resale of shares issued in the private placement. The registration statement included all shares of common stock issued in the private placement, as well as the shares to be issued upon the exercise of the warrants. Under the terms of the placement agreement, as amended on April 21, 2006, if the registration statement had not been declared effective within 150 days of the filing date (April 24, 2006), we would have been subject to liquidated damage penalties; however, the registration statement was declared effective by the SEC with an effectiveness date of July 7, 2006. See Note 7 to the financial statements included in this Report on Form 10K-SB for further details regarding the March 2006 private placement.

In addition to the cash received from our March 2006 private placement, during the year ended July 31, 2006 we sold 39,999 shares of common stock in November 2005 in a private placement to an accredited investor, for $0.75 per share (a total value of $30,000), and in January 2006, we sold 500,000 shares of unregistered common stock in a private placement to an unaffiliated, accredited investor at $0.75 per share (a total of $375,000). In February 2006, we sold 500,000 shares of unregistered common stock in a private placement to a director of the Company, at $0.90 per share (a total of $450,000). During the year ended July 31, 2006, we also received $366,200 from the exercise of options on 554,333 shares of common stock. See Note 8 for further details regarding stock option activity for the years ended July 31, 2006 and 2005.

In the year ended July 31, 2005 cash provided by financing activities was $781,000. This included $1,360,000 received from the sale of common stock in private placements and $321,000 from the exercise of options and warrants to acquire common stock, partially offset by a net repayment of $900,000 of notes and short-term loans.

The $7,132,800 of cash provided by financing activities was partially offset during the year ended July 31, 2006 by cash used in our operations. Excluding the receivables associated with the sale of the Water Treatment Division as discussed above, net operating cash outflows were $2,769,000. Net operating cash outflows for the previous fiscal year, excluding cash generated from the operation of the Water Treatment Division, were $2,897,300. In the year ended July 31, 2005, accounts payable and accrued liabilities grew by $1,229,500, whereas during the current fiscal year they declined by $59,000. Inventory in the year ended July 31, 2006 increased by $119,900, as we have built up our quantities of silver dihydrogen citrate concentrate on hand based on expected needs.

During the year ended July 31, 2006, property, plant and equipment increased by $201,300 to $353,300, including cash invested during the year of $270,800. Subsequent to our private placement in March 2006, we have commenced planned investments in our manufacturing and information technology infrastructure. Other assets increased during the year ended July 31, 2006 by $322,200, primarily due to the recording of unvested options as a prepaid asset (“Prepaid consulting”) which will be amortized over the life of associated consulting agreements. See Note 10 to the financial statements included in this Report on Form 10K-SB for further details of this transaction. The $398,900 of prepaid consulting on the balance sheet as at July 31, 2006 was partially offset by an excess of patent amortization over patent capitalization during the year. The capitalized value of patents and licenses at July 31, 2006, primarily related to our silver dihydrogen citrate technology, was $2,136,700. At July 31, 2006, we had current liabilities of $411,900, an increase of $58,600 from July 31, 2005, primarily due to the timing of the payment of accounts payable.

RISKS RELATED TO OUR CAPITAL RESOURCES
At July 31, 2006 we had current assets of $5,066,600, current liabilities of $411,900 and no outstanding debt; however we do not yet have significant cash inflows from product sales to offset our ongoing planned investments in infrastructure, manufacturing capacity, product launches, research and development projects and regulatory submissions, among other investments.

In future periods we may need to seek additional capital through the issuance of debt, equity, convertible securities or through other means, any one of which could reduce the value to us, perhaps substantially, of the commercialization of our bioscience technology. The issuance of debt or equity, or convertible securities, could lead to the dilution of our existing shareholders. There is no guarantee that we would be able to obtain capital on terms acceptable to us, or at all. Insufficient funds could require us to delay, scale back or eliminate some or all of our research and product development programs, license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, or to reduce or cease operations.

RISKS RELATED TO OUR OPERATIONS
We had a loss of $3,680,500 from continuing operations before taxes in the fiscal year ending July 31, 2006, and loss of $3,011,800 from continuing operations before taxes in the fiscal year ending July 31, 2005. We may continue to have losses in the future. If our revenue growth is slower than anticipated or operating expenses exceed expectations, it may take an unforeseen period of time to achieve or sustain profitability and we may never achieve or sustain profitability. Slower than anticipated revenue growth from new products would force us to scale back research, testing, product development and marketing of new products, at which time we would reduce the size and scope of our operations, or cease operations.

By selling our Water Treatment Division, we lost the most significant contributor to our historical revenue stream and became less diversified. We are now a bioscience company focused on the marketing, selling and continued development of silver dihydrogen citrate antimicrobial technology and Triglycylboride pesticide technology. While the rewards in these fields are potentially great, the risks, the regulatory hurdles and the costs of doing business are also high. Our silver dihydrogen citrate is a platform technology rather than a single use applied technology. As such, products developed from the platform fall under the jurisdiction of multiple U.S. and international regulatory agencies. We currently have Environmental Protection Agency (the “EPA”) registration for our 2400-parts per million (ppm) technical grade SDC concentrate (trade name Axenohl), as well as for our Axen and Axen30 hard surface disinfectant products for commercial, industrial and consumer applications including restaurants, homes and medical facilities. We intend to fund and manage additional EPA regulated product development internally and in conjunction with current regulatory consultants; however the introduction of additional EPA regulated antimicrobial products could take several months.

Our technology also shows promise as a broad-spectrum antimicrobial for use in human and veterinary healthcare products. We have chosen to pursue certain approvals through the U.S. Food and Drug Administration (FDA) by partnering with Therapeutics, Incorporated, which has assumed responsibility for the testing and regulatory process for selected potential FDA regulated silver dihydrogen citrate-based products. We expect that Therapeutics’ experience with drug development and FDA processing, especially with regard to dermal pharmaceuticals, could lead to IND, NDA and/or 510-K filings for silver dihydrogen citrated-based healthcare products with the FDA. The FDA and comparable agencies in many foreign countries impose substantial limitations on the introduction of new products through costly and time-consuming laboratory and clinical testing and other procedures. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. There is no guarantee that either Therapeutics, Incorporated, any other potential partner, or ourselves will be able to obtain the resources necessary to obtain such approvals, or that the products will meet the strict criteria imposed by the FDA. It may be several years before we are able to introduce any FDA regulated antimicrobial pharmaceutical products, if at all.

We have begun marketing our new antimicrobial silver ion technology to industrial markets, including healthcare, dental, veterinary and food processing, as well as to consumer products markets. We also have begun marketing our environmentally safe pesticides. These products have not yet been accepted into the marketplace. Risks involved in introducing these new products include liability for product effectiveness and safety, and competition from existing or emerging sources. Additionally, Government regulation in the United States and in other countries is a significant factor in the development, manufacturing and marketing of many of our products and in our ongoing research and development activities. Complying with applicable government regulations and obtaining necessary clearances or approvals can be time consuming and expensive, and there can be no assurance that regulatory review will not involve delays or other actions adversely affecting the marketing and sale of our products. We also cannot predict the extent or impact of future legislation or regulation. Some of our new bioscience applications for the healthcare markets and food preparation markets will require approval by government agencies prior to marketing or sale in the United States. We have not yet applied for Food and Drug Administration or Department of Agriculture approval. If these applications are not approved, we will not be able to market or sell such products, which would limit the revenues which may be realized from these products. Even after approval, we will remain subject to changing governmental policies regulating antimicrobial products. We also intend to take these technologies to the international marketplace, and international business carries a great deal of risk with regard to foreign governments, banking and markets.

Our silver ion, pesticide and other products will be competing in markets dominated by extremely large, well financed and internationally recognized chemical and pharmaceutical companies. Our ability to compete will depend upon developing brand recognition and distribution methods. Many of our competitors already have well established brands and distribution, as well as many times our financial ability. Focused competition by such chemical and pharmaceutical giants could substantially limit our potential market and ability to profit from these products.

We expect that sales of SDC will constitute a substantial portion of our revenues during the fiscal year ending July 31, 2007 and in future periods. Any material decrease in the overall level of sales of, or the prices for SDC, whether as a result of competition, change in consumer demand, or any other factor, would have a material adverse effect on our business, financial condition and results of operations.

LEGAL RISKS RELATED TO OUR BUSINESS
We rely and may in the future rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology and business. These legal protections afford only limited protection for our intellectual property and trade secrets. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our proprietary technology or otherwise obtain and use information that we regard as proprietary.

We have filed for U.S. and foreign patent applications and trademark registrations for our patents and trademarks. It is possible that competitors or others will create and use products in violation of our patents and/or adopt service names similar to our service names. Such patent infringement could have a material, adverse effect on our business. Adopting similar names and trademarks by competitors could lead to customer confusion. Any claims or customer confusion related to our trademarks could negatively affect our business.

Litigation may be necessary to enforce our intellectual property rights and protect our trade secrets. If third parties prepare and file applications in the United States or other countries that claim trademarks used or registered by us, we may oppose those applications and may be required to participate in proceedings before the regulatory agencies who determine priority of rights to such trademarks. Any litigation or adverse priority proceeding could result in substantial costs and diversions of resources, and could seriously harm our business and operating results.

To the extent that we operate internationally, the laws of many countries may not protect our proprietary rights to as great an extent as do the laws of the United States. Many countries have a “first-to-file” trademark registration system. As a result, we may be prevented from registering or using our trademarks in certain countries if third parties have previously filed applications to register or have registered the same or similar trademarks. Our means of protecting our proprietary rights may not be adequate, and our competitors could independently develop similar technology.

As a business which manufactures and markets products for use by consumers, we may become liable for any damage caused by our products when used in the manner intended. Any such claim of liability, whether meritorious or not, could be time-consuming and/or result in costly litigation. Although we maintain general liability insurance, our insurance may not cover potential claims of the types described above and may not be adequate to indemnify for all liabilities that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could harm our business and operating results.

OTHER RISKS RELATED TO INVESTING IN OUR SECURITIES
As of October 23, 2006, Michael L. Krall, our President and Chief Executive Officer, beneficially owned, including exercisable options, approximately 9% of our common stock. As of the same date, our directors and officers as a group beneficially owned, including exercisable options and warrants, approximately 26% of the common stock. As a result, our management, and Mr. Krall in particular, are in a position to significantly influence the direction and policies of the Company, the election of the Board of Directors of the Company and the outcome of any other matters requiring stockholder approval.

Since going public in August 1996, the price and trading volume of our common stock has been highly volatile. The price has ranged from below $1 per share to over $7 per share. In addition, the monthly trading volume has varied from under 200,000 shares to over 3,000,000 shares. Since the beginning of the fiscal year ended July 31 2005, the daily closing price of our common stock has ranged from $0.68 to $2.95, and the monthly trading volume has varied from approximately 330,000 shares to approximately 4,350,000 shares. This volatility could adversely affect an investor’s ability to sell shares of our common stock, and the available price for such shares, including resulting in lower prices being available to an investor if the investor desires to sell their shares at any given time.

Our common stock may be characterized as a “penny stock” under SEC regulations. As such, broker-dealers dealing in the common stock may be subject to the disclosure rules for transactions involving penny stocks, which generally require that, prior to a purchase, the broker-dealer determine if purchasing the common stock is suitable for the applicable purchaser. The broker-dealer must also obtain the written consent of the applicable purchasers to purchase the common stock and disclose the best bid and offer prices available for the common stock and the price at which the broker-dealer last purchased or sold the common stock. These additional burdens imposed upon broker-dealers may discourage them from effecting transactions in the common stock, which could make it difficult for an investor to sell his, her or its Shares at any given time.

We have reserved approximately 11,940,698 shares of common stock reserved for issuance which includes shares under equity compensation plans, vested and unvested options, and warrants. These shares have a weighted-average exercise price of approximately $1.15. Approximately 14,177,330 shares of common stock remain available for future issuance under equity compensation plans or otherwise. The exercise of options and common stock purchase warrants, and the sale of underlying shares, could have an adverse effect on the market for the Shares.

We have never paid any cash dividends on the common stock and do not anticipate paying cash dividends on the common stock in the foreseeable future. The payment of dividends on the common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the Board of Directors of the Company may consider relevant.

Investors may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under our stock option plans and other options, warrants and outstanding convertible securities.

Certain provisions of our charter and by-laws may delay or frustrate the removal of incumbent directors and may prevent or delay a merger, tender offer or proxy contest involving the Company that is not approved by the Board of Directors of the Company, even if such events may be beneficial to the interests of stockholders. For example, our Board of Directors, without stockholder approval, has the authority and power to issue all authorized and unissued shares of common stock and preferred stock which have not otherwise been reserved for issuance. Thus, assuming the sale of the Maximum Amount of common stock, our Board of Directors could issue approximately 14,177,300 shares of common stock (assuming offer and sale of the Maximum Amount of common stock) on such terms as the Board of Directors determines. The Board of Directors could also issue 5,000,000 shares of preferred stock and such preferred stock could have voting or conversion rights which could adversely affect the voting power of the holders of common stock. In addition, California law may contain provisions that have the effect of making it more difficult or delaying attempts by others to gain control of the Company.

VALUATION OF INTANGIBLE ASSETS
SFAS 142 requires that goodwill and other intangible assets be tested for impairment on an annual basis and between annual tests in certain circumstances. Recoverability of assets to be held for use is based on expectations of future discounted cash flows from the related operations, and when circumstances dictate, we adjust the asset to the extent the carrying value exceeds the fair value of the asset. Our impairment review process is based on the discounted future cash flow approach that uses our estimates of revenue driven by assumed market segment share and estimated costs. Also included in our analysis is an estimate of revenues expected from our agreement with Therapeutics, Incorporated. We have entered into an agreement with Therapeutics Inc. for the development and commercialization of certain FDA regulated silver dihydrogen citrate based products, where Therapeutics is responsible for development activities and regulatory filings. In the agreement, Therapeutics Inc. has agreed to reimburse the Company for certain pre-contract acquisition and development costs of the silver dihydrogen citrate intellectual property, as well as reimbursement for ongoing intellectual property costs associated with silver dihydrogen citrate. Following the reimbursement of both Therapeutics’ and our costs, depending on the type of product we will receive a minimum of 40% of all sales proceeds, licensing fees, royalty payments and all other forms of cash and non-cash consideration received by the two parties. We will also realize revenues from the sale of silver dihydrogen citrate raw material as an active ingredient.

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

The Board of Directors
PURE Bioscience

We have audited the accompanying consolidated balance sheets of PURE Bioscience as of July 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for the years ended July 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PURE Bioscience and the results of its operations and its cash flows for the years ended July 31, 2006 and 2005, in conformity with generally accepted accounting principles in the United States of America.

/s/ MILLER AND McCOLLOM
MILLER AND McCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033
October 25, 2006

CONSOLIDATED BALANCE SHEETS

	July 31
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$4,720,362	$405,888
Accounts receivable, net of allowance for doubtful
accounts of $ 8,000 at July 31, 2005 and
$0.00 at July 31,2006	58,075	73,261
Other receivables	—	132,521
Notes receivable	—	200,000
Inventories	171,939	52,059
Prepaid expenses	116,242	72,344
Interest receivable	—	2,817

Total current assets	5,066,618	938,890

Property, Plant and Equipment
Property, plant and equipment	353,272	151,990

Total property, plant and equipment	353,272	151,990

Other Assets
Prepaid consulting	398,915	—
Deposits	9,744	9,744
Patents and licenses	2,136,725	2,213,413

Total other assets	2,545,384	2,223,157

Total assets	$7,965,274	$3,314,037

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable	$334,040	$191,803
Accrued liabilities	75,448	158,698
Taxes payable	2,400	2,800

Total current liabilities	411,888	353,301

Total liabilities	411,888	353,301

Stockholders' Equity
Preferred Stock	—	—
Class A common stock, no par value:
50,000,000 shares authorized
17,713,306 issued and outstanding at July 31, 2005, and
23,983,002 issued and outstanding at July 31, 2006	27,545,223	19,317,001
Warrants:
640,929 issued and outstanding at July 31, 2005, and
391,698 issued and outstanding at July 31, 2006	245,825	198,471
Accumulated deficit	(20,237,662)	(16,554,736)

Total stockholders' equity	7,553,386	2,960,736

Total liabilities and stockholders' equity	$7,965,274	$3,314,037

The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended July 31
	2006	2005
Net revenues	$200,432	$155,806
Cost of sales	105,722	51,594

Gross profit	94,710	104,212

Selling expenses	570,155	427,452
General and administrative expenses	2,043,307	1,330,828
Research and development	1,193,894	1,357,112

Total operating costs	3,807,356	3,115,392

Loss from operations	(3,712,646)	(3,011,180)

Other income and (expense):
Interest income	86,174	146,174
Interest expense	(460)	(109,608)
Other	(53,594)	(37,204)

Total other income (expense)	32,120	(638)

Loss from continuing operations before taxes	(3,680,526)	(3,011,818)
Income tax benefit	(2,400)	1,164,688
Income tax benefit (See Note 12)	(129,990)	—

Loss from continuing operations	(3,812,916)	(1,847,130)

Discontinued operations:
Gain on sale of Water Treatment Division	—	2,187,136
Income from operation of Water Treatment Division	—	510,411
Income taxes on discontinued operations (See Note 12)	129,990	(1,167,487)

Income from discontinued operations	$129,990	$1,530,060

Net loss after taxes	$(3,682,926)	$(317,070)

Net loss per common share, basic and diluted
Continuing operations	$(0.19)	$(0.19)
Discontinued operations	0.01	0.02

Net loss	$(0.18)	$(0.17)

CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICITS

	Year-to-Date Ended July 31 2006	Year Ended July 31 2005
Balance, beginning of period	$(16,554,736)	$(16,237,666)

Net income (loss)	(3,682,926)	(317,070)

Balance, end of period	$(20,237,662)	$(16,554,736)

The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended July 31
	2006	2005
Cash flows from operating activities:

Net loss	$(3,682,926)	$(317,070)

Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization	187,800	158,184
Depreciation	69,507	110,146
Services and interest paid for with stock and options	743,843	808,139
Pre-tax income from discontinued operations	—	(510,411)
Pre-tax gain on sale of discontinued operations	—	(2,187,136)
Changes in assets and liabilities:	—	—
Accounts receivable	15,185	32,705
Other receivables	132,521	—
Notes receivable	200,000	—
Prepaid expense	(43,898)	(72,344)
Interest receivable	2,817	189,032
Inventory	(119,879)	120,874
Accounts payable	142,237	(781,778)
Accrued cash liabilities	(83,250)	(447,770)
Income tax payable	(400)	100

Net cash (used) in operating activities	(2,436,443)	(2,897,329)

Cash flows from investing activities
Investment in capitalized patents and licenses	(111,113)	(118,913)
Purchase of property, plant and equipment	(270,788)	(94,963)

Net cash (used) in investing activities	(381,901)	(213,876)

Cash flows from financing activities
Payment of notes payable	—	(300,000)
Proceeds from short-term loans	80,000	90,000
Payment of short-term loans	(80,000)	(690,000)
Proceeds from sale of common stock	7,132,818	1,681,000

Net cash provided by financing activities	7,132,818	781,000

Cash flows from discontinued operations:
Proceeds from sale of Water Treatment Division	—	2,175,000
Cash flows from operation of Water Treatment Division	—	543,727

Net cash from discontinued operations	—	2,718,727

Net increase (decrease) in cash and cash equivalents	$4,314,474	$388,522

Cash and cash equivalents at beginning of period	405,888	17,366
Cash and cash equivalents at end of period	$4,720,362	$405,888

Supplemental disclosures of cash flow information
Cash paid for interest	$460	$149,835
Cash paid for taxes	$6,189	$3,416
Issue / (reacquisition) of stock in exchange for trust deed	$—	$(1,735,700)
Non-cash investing and financing activities:
Value of options issued in exchange for services - prepaid	398,915	—

The accompanying notes are an integral part of these financial statements

Notes to Consolidated Financial Statements
See Independent Accountants’ Report

Note 1. Organization and Summary of Significant Accounting Policies

This summary of significant accounting policies of PURE Bioscience (formerly Innovative Medical Services) is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to Generally Accepted Accounting Principles in the United States of America and have been consistently applied in the preparation of the financial statements. The financial statements are stated in United States of America dollars.

         Organization and Business Activity

PURE Bioscience was incorporated as Innovative Medical Services in San Diego, California on August 24, 1992 as a provider of pharmaceutical water purification products. In September 2003, the Company’s shareholders approved a change in the name of the corporation, to PURE Bioscience.

In October 1998, the Company formed a subsidiary, EXCOA Nevada to purchase the assets of Export Company of America, Inc. (EXCOA), a privately held Fort Lauderdale, Florida-based distributor of disposable medical, dental and veterinary supplies. The major asset of this company was its 45% interest in Ampromed Comercio Importacao E Exportacao Ltda (AMPROMED), a Rio de Janeiro-based import company that sells medical, dental and veterinary supplies and water filtration products to practitioners, retail outlets and government agencies. We acquired the remaining 55% interest in AMPROMED from a private individual and transferred it to EXCOA Nevada.

In November 2000, PURE Bioscience acquired 100% of the stock of ETIH2O, Inc., a privately held technology corporation that developed silver dihydrogen citrate and its associated brands, Axenohl and Axen.

Subsequent to the acquisition of ETIH2O, our business activity was divided into two basic business segments, the Bioscience Division and the Water Treatment Division. In May 2005, we sold the assets of our Water Treatment Division to Maryland-based Innovative Medical Services, LLC, and since this time our business has consisted of a single Bioscience Division, engaged in the development, production, sale and licensing of silver ion bioscience technologies and boric acid based pesticides.

         Basis of Presentation and Principles of Consolidation

The accompanying financial statements include the consolidated accounts of PURE Bioscience and its subsidiaries. All inter-company balances and transactions have been eliminated.

         Revenue Recognition

Generally, we recognize income based upon concluded arrangements with customers and when all events have occurred by delivery or performance. Bioscience product revenue is recognized as product is shipped to customers, free on board from either our facility or third party packagers. During the year ended July 31, 2005, revenue was recognized for products and Customer Service Plans within the Water Treatment Division, prior to its divestiture in May 2005, as revenue from discontinued operations. Subsequent to the sale of the Division to Innovative Medical Services LLC (IMS LLC), we no longer recognized any revenue for Fillmaster or Scanmaster products or Customer Service Plans, and on the date of the sale IMS LLC assumed all liabilities for existing warranties and potential product returns.

         Accounts Receivable

We generally sell on terms of cash or net 30 days. Invoices not paid within stated terms are considered delinquent. We analyze our accounts receivable periodically and recognize an allowance for doubtful accounts based on estimated collectibility, however at July 31, 2006 we deemed all customer accounts to be collectable and therefore recorded no such allowance.

         Stock-Based Compensation

We follow FASB Statement No. 123(R), ‘Accounting for Stock-Based Compensation’ (‘FAS 123(R)’). The provisions of FAS 123(R) allow us to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, ‘Accounting for Stock Issued to Employees’ (‘APB 25’) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. We have elected to continue to apply the methods of APB 25 in accounting for our stock option plans. For awards that generate compensation expense as defined under APB 25, we calculate the amount of expenses and recognize the expense over the vesting period of the award. We expect to begin expensing stock-based compensation using the estimated fair value method proscribed in FAS 123(R) commencing with our 10Q-SB for the first quarter of our fiscal year ending July 31, 2007.

         Research and Development / Amortization of Intangible Assets

All in-house Research and Development (“R&D”) costs, and third party costs for maintaining approved patents, are charged to operations when incurred and are included in operating expenses. Third party R&D costs for pending patents are capitalized as incurred until such time as the associated patents are approved or abandoned. The cumulative cost of acquiring approved patents is amortized on a straight-line basis over the remaining lives of the patents. Licenses are amortized on a straight-line basis over periods ranging from 17 to 20 years. The weighted average amortization period for all patents and licenses is 18 years.

         Depreciation Method

The cost of property, plant and equipment is depreciated on a straight-line basis over the estimated useful lives of the related assets. The useful lives of property, plant, and equipment for purposes of computing depreciation are:

Computers and equipment Computer Software Furniture and fixtures	7.0 years 5.0 years 10.0 years

Leasehold improvements are depreciated over the life of the lease. See Note 6 for details of the current lease term of our facility.

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

         Fair Value of Financial Instruments

The carrying amounts for receivables and payables are the approximate fair value because of their short maturity, generally less than three months. Whenever shares are issued for assets, services or interest, we use market prices of our common stock to estimate the fair value of the shares issued. Whenever options or warrants are issued for assets, services or interest, we use the Black Scholes Option Pricing Model to estimate the fair value of the equity instrument, using historical market prices of our common stock and prevailing risk-free interest rates.

        Advertising and Promotional Costs

The cost of advertising and promotion is expensed as incurred.

         Net Income (Loss) Per Common Share

We have adopted FASB Statement No. 128, Earnings Per Share (“SFAS 128”), which is effective for periods ending after December 15, 1997. Entities that have both common stock and other equity instruments outstanding, such as options and warrants, are required to present both basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments, including options and warrants, unless the effect is to reduce a loss or increase the income per common share from continuing operations. Both the basic and diluted loss per common share for the years ended July 31, 2006 and July 31, 2005 are based on the weighted average number of shares of our common stock outstanding during the periods.

The following is a reconciliation of the weighted average number of shares actually outstanding with the number of shares used in the computations of loss per common share:

	For the Years Ended
	July 31, 2006	July 31, 2005
Shares outstanding	23,983,002	17,713,306

Weighted average number of shares actually outstanding	20,056,721	16,897,118
Stock Options	11,634,000	6,485,960
Warrants	391,698	640,929

Total weighted average shares	32,082,419	24,024,007

Loss from continuing operations	$(3,812,916)	$(1,847,430)
Income from discontinued operations	129,990	1,530,060

Net loss	$(3,682,926)	$(317,070)

Net income / (loss) per common share, basic and
diluted
Continuing operations	$(0.19)	$(0.11)
Discontinued operations	0.01	0.09

Net loss	$(0.18)	$(0.02)

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

         Other

•	Our fiscal year end is July 31st of each year.
•	We paid no cash dividends during the periods presented.
•	Shipping and handling costs payable by us are charged to cost of sales.
•	Certain comparative figures for prior periods have been reclassified to conform to the current year presentation.
•	All of our tangible assets are located in the United States.
•	We have no elements of comprehensive income other than net income.
•	For purposes of the consolidated balance sheet and statement of cash flows, we consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At July 31, 2006 and at July 31, 2005, all cash deposits were invested in either U.S. FDIC insured bank accounts or U.S. Institutional Money Market Mutual Funds with the highest investor service ratings (A-1, P-1, F1).

Note 2. Research and Development
All in-house Research and Development (“R&D”) costs, and third party costs for maintaining approved patents, are charged to operations when incurred and are included in operating expenses. Such expense was $1,193,900 and $1,357,100 in the fiscal years ended July 31, 2006 and 2005, respectively.

Third party R&D costs for pending patents are capitalized as incurred until such time as the associated patents are approved or abandoned. The total amounts capitalized, under patents and licenses, were $111,100 and $118,900 in the fiscal years ended July 31, 2006 and 2005, respectively. The cost of patents acquired and the capitalized cost of approved patents is amortized on a straight-line basis over the remaining lives of the patents. Licenses are amortized on a straight-line basis over periods ranging from 17 to 20 years. The weighted average amortization period for all patents and licenses is currently 18 years. Amortization expense for the years ended July 31, 2006 and July 31, 2005 was $157,400 and $158,100 respectively, and the estimated amortization expense over each of the next five years is approximately $160,000.

Note 3. Inventory
Inventories are stated at the lower of cost or net realizable value using the average cost method. Inventories at July 31, 2006 consisted of:

	2006	2005
Raw Materials	$59,843	$22,500
Work in Progress	—	6,800
Finished Goods	112,096	22,800

	$171,939	$52,100

Note 4. Property, Plant and Equipment
The following is a summary of property, plant, and equipment – at cost less accumulated depreciation:

	July 31, 2006	July 31, 2005
Computers and equipment	$997,861	$746,880
Furniture and fixtures	86,490	82,325
Leasehold improvements	309,830	309,830

	1,394,181	1,139,036
Less: accumulated depreciation	1,040,909	987,046

Total	$353,272	$151,990

Included in computers and equipment at July 31, 2006 is $142,700 of capitalized enterprise software. The investment in this software was made during the year ended July 31, 2006, and will be depreciated commencing in the year ended July 31, 2007.

Depreciation charged to general and administrative expense for the years ended July 31, 2006 and July 31, 2005 was $69,500 and $137,700, respectively.

Note 5. Advertising, Selling and Promotional Costs
The cost of advertising, selling and promotion is expensed as incurred. Such costs were $570,200 and $427,500 for the years ended July 31, 2006 and July 31, 2005, respectively.

Note 6. Commitments and Contingencies
In May 1996, we entered into an operating lease agreement for our home office which expired under extension in October 2006. The rental expense recorded in general and administrative expenses for the years ended July 31, 2006 and July 31, 2005 was $137,024 and $152,295, respectively.

As part of the agreement to sell the assets of the Water Treatment Division to Innovative Medical Services, LLC, in May 2005 we entered into a sublease agreement with IMS LLC under which IMS LLC occupied approximately 28% of the square footage of the facility and paid us approximately $3,800 per month in rent. IMS LLC vacated the space in September 2006 and we are now operating in the full 13,067 square feet of the facility.

In October 2006, we entered into a new sixty month operating lease for the facility. Future minimum rental payments under the lease for each of the next five fiscal years, excluding variable and therefore currently unknown costs for the maintenance of common areas, are as follows:

Year Ended July 31	Amount
2007 2008 2009 2010 2011	$ 141,500 $ 147,100 $ 153,000 $ 159,100 $ 165,500

The Company has an employment contract with its Chief Executive Officer/President which includes a provision for him to be paid an amount equal to 3% of the Company’s net income before taxes, if any.

Note 7. Private Placement
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

On April 24, 2006, we filed a registration statement with the Securities and Exchange Commission as required under the placement agreement, for the resale of shares issued in the private placement. The registration statement included all shares of common stock issued in the private placement, as well as the shares to be issued upon the exercise of the warrants. Under the terms of the placement agreement, as amended on April 21, 2006, if the registration statement were not declared effective within 150 days of the filing date (April 24, 2006), we would have been subject to liquidated damage penalties. We would have been obligated to pay to each investor a cash penalty of two percent (2%) of their purchase price for each thirty (30) day period, or any part thereof, beyond the 150 day period, until the registration statement were declared effective; however the maximum cash payment to each investor would have been thirty-six percent (36%) of such investor’s purchase price. Under the terms of the placement agreement, as amended on April 21, 2006, there were no potential liquidated damage penalties associated with the warrants.

Following the guidance set forth in EITF D-98, Classification and Measurement of Redeemable Securities, we initially determined that the maximum potential liquidated damage payment of 59.4 cents per share, or $2,347,612, should be classified as temporary equity on the balance sheet, as EITF D-98 requires the classification outside of permanent equity because the registration of the common shares was not solely within our control. The registration statement was declared effective by the Securities and Exchange Commission with an effectiveness date of July 7, 2006, and as the common shares issued in the private placement are therefore no longer subject to liquidated damages, the full amount of $2,347,612 was reclassified to permanent equity on the consolidated balance sheet as at July 31, 2006.

Note 8. Equity and common stock
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

In November 2005, we sold 39,999 shares of common stock in a private placement to an accredited investor, for $0.75 per share (a total value of $30,000). In December 2005, we issued 25,000 shares of common stock valued at $19,250 ($0.77 per share, based on the market price of the stock at the time services were rendered) in exchange for regulatory and consulting services. In the same month we issued options on 50,000 shares in exchange for investor relations and investment banking consulting services, at an exercise price of $0.75, valued at $17,229 (based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 82.23% and a risk-free interest rate of 4.25%). Additionally, in December 2005, we issued options on 50,000 shares in exchange for business development consulting services, at an exercise price of $0.80, valued at $15,426 (based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 82.23% and a risk-free interest rate of 4.25%).

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

Also during the quarter ended January 31, 2006, we agreed to issue an aggregate of 2,300,000 options to two newly elected directors of the Company, related to two-year consulting agreements for domestic and international business development, with vesting of all options in future periods subject to performance under the consulting agreements. See Note 10 for more detail on the accounting treatment of these option agreements.

In February 2006, we sold 500,000 shares of unregistered common stock in a private placement to a director of the Company, at $0.90 per share. In the same month, there was a net exercise of an option on 15,000 shares of common stock that resulted in the issuance of 5,196 shares of common stock, and we received $10,000 from the exercise of an option to purchase 33,333 shares of unregistered common stock. Additionally, we issued options on 100,000 shares in exchange for formulation, blending and packaging services, at an exercise price of $1.18, valued at $64,060 (based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 72.35% and a risk-free interest rate of 5.00%), and we issued options on 25,000 shares in exchange for chemistry and formulation consulting services, at an exercise price of $0.80, valued at $20,881 (based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 72.35% and a risk-free interest rate of 5.00%). Also in February 2006, we agreed to issue 2,000 shares of common stock in exchange for retail marketing consulting services valued at $2,900.

In March 2006, we conducted a private placement in which we issued 3,952,209 shares of common stock at $1.65 per share to accredited investors, for a total of $6,521,145, resulting in net proceeds to us of $5,911,608. In addition, the placement agent received a five year warrant to purchase 355,698 shares at an exercise price of $2.556. See Note 7 for further details of this transaction.

Also in March 2006, we received an aggregate of $87,500 from the exercise of options on 75,000 shares of common stock, and additionally we received $41,040 from the exercise of an option on 72,000 shares of common stock issued under an employee option plan.

In April 2006, there was a net exercise of an option on 100,000 shares that resulted in the issuance of 63,640 shares of common stock. We also received $40,810 from the exercise of an option on 77,000 shares of common stock. In the same month, there was a net exercise of an option on 47,500 shares under an employee stock option plan that resulted in the issuance of 41,496 shares of common stock, and we received an aggregate of $26,710 from the exercise of 49,500 options under employee option plans. Additionally, there were net exercises of options which were due to expire and which were issued under the 1996 Directors and Officers Stock Option Plan (See Note 9 for a description of this plan). Options on 418,460 shares under this plan were exercised in April 2006, resulting in the issuance of 337,823 shares of common stock. We also, in the same month, received $15,900 from the exercise by a director of the Company of an option on 30,000 shares of common stock under the same plan.

In May 2006, we received $16,250 from the exercise of an option on 32,000 shares of common stock issued under an employee option plan.

In July 2006, there was a net exercise of 300,000 warrants, valued in a prior period at $119,487, which resulted in the issuance of 200,000 shares of common stock. The adjustment related to this event is recorded in the equity schedule below as “Exercised Warrants.” We also issued 50,000 shares of common stock valued at $117,000 (based on the market price of our common stock) in exchange for financial services. In addition, in the same month we received an aggregate of $75,000 from the exercise of options on 85,000 shares of common stock. Also in July 2006, we issued a three-year option at an exercise price of $1.65, on 200,000 shares of common stock, in exchange for investor relations services valued at $133,269 (based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 73.89% and a risk-free interest rate of 5.25%).

During the year ended July 31, 2006, 604,929 warrants valued in prior years at $69,013 expired. The adjustment related to this event is recorded in the equity schedule below as “Expired / Terminated Warrants.”

The following schedule summarizes the change in equity for the fiscal years ended July 31, 2006 and 2005:

	Common Stock (Shares)	Common Stock ($)	Warrants Issued	Warrant Valuation ($)	Accumulated Deficit	Total ($)
Balance, July 31, 2004	15,547,310	$17,834,139	1,385,223	$837,894	$(16,237,666)	$2,434,367

Shares Returned re. Trust Deed	(2,000,000)	(1,735,700)	—	—	—	(1,735,700)
Private Placement	2,739,996	1,337,779	112,500	21,547	—	1,359,326
Shares Issued for Patent Rights	200,000	90,000	—	—	—	90,000
Shares Issued for Services	896,000	936,486	142,000	23,827	—	960,313
Options Exercised	330,000	169,500	—	—	—	169,500
Expired / Terminated Warrants	—	684,797	(998,794)	(684,797)	—	—
Net Income / (Loss)	—	—	—	—	(317,070)	(317,070)

Balance, July 31, 2005	17,713,306	$19,317,001	640,929	$198,471	$(16,554,736)	$2,960,736

Private Placement	4,992,208	6,530,755	355,698	235,854	—	6,766,609
Shares Issued for Services	75,000	139,130	—	—	—	139,130
Options Issued for Services	—	1,003,627	—	—	—	1,003,627
Options Exercised	1,002,488	366,210	—	—	—	366,210
Expired / Terminated Warrants	—	69,013	(304,929)	(69,013)	—	—
Exercised Warrants	200,000	119,487	(300,000)	(119,487)	—	—
Net Income / (Loss)	—	—	—	—	(3,682,926)	(3,682,926)

Balance, July 31, 2006	23,983,002	$27,545,223	391,698	$245,825	$(20,237,662)	$7,553,386

The Company also has 5,000,000 shares of preferred stock authorized; no preferred stock has been issued.

The following schedule summarizes the outstanding warrants:

Issued For	Date Issued	# of Warrants	Warrant Valuation ($)	Weighted Average Exercise Price	Expiration Date

Services	11/29/04	36,000	$9,971	0.53	11/29/09
Private Placement	3/24/06	355,698	$235,854	1.00	3/24/09

Total		391,698	$245,825

See Note 7 for further detail of warrants issued during Fiscal Year 2006.

Note 9. Stock Option Plans
The Company has, or has had during the fiscal years presented herein, the following stock option plans (the Plans) pursuant to which options to acquire common stock have been granted.

1996 Directors And Officers Stock Option Plan: On April 17, 1996, the Company’s Board of Directors approved a Directors and Officers Stock Option Plan, to be administered by the entire Board of Directors. The Plan became effective on April 17, 1996 and was not subject to Shareholder approval. The Plan terminated on April 17, 2006.

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

Non-employee directors are eligible to receive stock option grants under the Company’s 1996, 1998 and 2001 Directors and Officers Stock Option Plans and the 2002 Non-Qualified and Employee/Incentive Stock Option Plans. Employee Directors are eligible to receive stock option grants under the Company’s 1996, 1999 and 2001 Directors and Officers Stock Option Plans and the 2002 Non-Qualified Stock Option Plan. The Plans are administered by an Administrative Committee. The exercise price for Options shall be set by the Administrative Committee but shall not be for less than the fair market value of the shares on the date the Option is granted. Fair market value is defined under the Plans as being the average of the closing price for five consecutive trading days ending on the day prior to the date the option is granted, with the exception of the 2002 Employee Incentive Stock Option Plan where the number of consecutive trading days is thirty. The period in which Options can be exercised is set by the Administrative Committee but is not to exceed five years from the date of Grant. Options granted to new executive officers or directors vest one year from date of appointment or election. Shares issuable under options granted to continuing officers or directors are immediately exercisable and vest upon exercise. The Board may at any time terminate the Plans. The approval of the majority of shareholders is required to increase the total number of shares subject to the Plans, change the manner of determining the option price or to withdraw the administration of the Plans from the Administrative Committee.

In accordance with Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation” (SFAS 123), we have chosen to continue to account for employee stock-based compensation utilizing the intrinsic value method. As permitted by SFAS 123, we have applied the methods of APB 25 and related interpretations in accounting for stock options issued to employees. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the stock as determined by the model at grant date, or other measurement date, over the amount an optionee must pay to acquire the stock. We account for stock-based compensation to third parties for services by recording the fair value of the stock options granted over the anticipated service period.

Had compensation cost for employee stock options been determined based upon the fair value at the grant date for awards, consistent with the methodology proscribed under FAS 123(R), our net loss in the years ended July 31, 2006 and 2005 would have been approximately $7,354,400 and $1,631,400 or $(0.37) per share and $(0.10) per share, respectively, on a diluted basis. The effect of applying FAS 123(R) on the years ended July 31, 2006 and 2005 pro forma net loss is not necessarily representative of the effects on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options that may be granted in future years to current or new employees. As at July 31, 2006, we had no unvested employee stock options outstanding, however we expect that future employee options granted after July 31, 2006 will be expensed using the estimated fair value of the respective grant, as proscribed in FAS 123(R), which we expect to begin using commencing with our 10Q-SB for the first quarter of our fiscal year ending July 31, 2007.

Compensation cost of $743,843 for stock-based compensation to third parties for services was charged to income in the twelve months ended July 31, 2006, including the amortization of prepaid options as discussed in Note 10. The weighted average fair value of all outstanding options and warrants issued to third parties for services during the twelve months ended July 31, 2006 is estimated at $0.33 per share, using the Black-Scholes option-pricing model.

The weighted average fair value for all options and warrants granted during the twelve months ended July 31, 2006 is estimated at $0.72 per share based on the date of grant, using the Black-Scholes option-pricing model. Assumptions used in calculating the fair value for options and warrants using the Black-Scholes model during the twelve months ended July 31, 2006 were: no dividend yield, volatility of between 72.35% and 82.23%, and a risk-free interest rate of between 4.25% and 5.25%.

A summary of stock option activity during the period ended July 31, 2006 is as follows:

	Number of Shares	Weighted-Average Exercise Price ($)
Balance at July 31, 2004	3,983,750	1.67
Granted	3,957,210	0.57
Exercised	(930,000)	1.31
Forfeited	(525,000)	0.56

Balance at July 31, 2005	6,485,960	0.64

Granted	6,558,333	1.56
Exercised	(1,002,488)	0.64
Forfeited	(407,805)	1.57

Balance at July 31, 2006	11,634,000	1.12

		Outstanding		Exercisable
Range of Exercise Prices	Number Shares Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Price ($)
$0.35 to $0.57	4,919,000	2.79	$0.54	4,919,000	$0.54
$0.75 to $1.25	1,715,000	3.18	$0.89	1,715,000	$0.89
$1.50 to $2.00	5,000,000	3.10	$1.77	3,073,000	$1.68

	11,634,000	2.98	$1.12	9,707,000	$0.96

Note 10. Prepaid Consulting
During the quarter ended January 31, 2006, we entered into a two-year consulting agreement with Mr. Michael Sitton for domestic and international business development, the compensation for which is a fee of $12,500 per month and an option on two million shares of unregistered common stock, which vest over three years. We also entered into a two-year consulting agreement with Secretary Tommy Thompson, for domestic and international business development, the compensation for which is a fee of $12,500 per month and an option on three hundred thousand shares of unregistered common stock, which vest over three years. Mr. Sitton has subsequently transferred the rights to 700,000 options to Secretary Thompson. Mr. Sitton is now therefore the beneficial owner of 1,300,000, and Secretary Thompson is the beneficial owner of 1,000,000 of these options.

Under the option agreements, unvested options will not be issued if the associated consulting agreements are terminated prior to their two year term. Mr. Sitton and Secretary Thompson were each elected to our Board of Directors during the quarter ended January 31, 2006, however in October 2006 Mr. Sitton resigned from the Board of Directors in order to create a vacancy so that our Board of Directors may be restructured to consist of a sufficient number of independent directors to be able to meet the listing requirements of a national stock exchange. Mr. Sitton’s consulting agreement is not affected by his resignation from our Board of Directors.

During the quarter ended January 31, 2006, we recorded the value of Mr. Sitton’s and Secretary Thompson’s aggregate of 2,300,000 unvested options as a prepaid asset which will be amortized over the life of the consulting agreements. The options were valued at an aggregate of $598,372 based on their weighted average exercise prices of between $1.00 to $2.75, and the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 82.23% and a risk-free interest rate of 4.25%. This amount is being amortized over the two year life of the consulting agreements at $24,932 per month. During the year ended July 31, 2006 we amortized eight months of expense, or $199,457, and as a result, we reported a prepaid asset of $398,915 as “Prepaid consulting” on the face of the consolidated balance sheet as at July 31, 2006.

Note 11. Pension Plan
We participate in a Small SEP program under which we are entitled to make contributions on an employee’s behalf. The program includes a salary reduction arrangement (SARSEP), which may be used only in years in which the SEP meets requirements that the IRS may impose to ensure distribution of excess contributions. Annual contributions made by employers under a SEP may be excluded from the participating employee’s gross income, however we made no contributions during the years ending July 31, 2006 or July 31, 2005.

Note 12. Taxes
We file federal and California consolidated tax returns with our subsidiaries. Taxable income is different to the income reported in our financial statements due to temporary tax differences and certain other differences between tax laws and generally accepted accounting principles.

The sale of the Water Treatment Division to Innovative Medical Services, LLC (IMS LLC) was a transaction taxable for United States federal and California income tax purposes. We recognized taxable income equal to the amount realized on the sale, consisting of the cash received plus the amount of related liabilities assumed by IMS LLC, in excess of the tax basis in the assets sold. The realized gain to us on the sale was $2,187,136, giving rise to an estimated tax liability at July 31, 2005 of $937,500. In addition, income tax related to the operation of the Division through May 25, 2005 was estimated to be $230,500. The total estimated taxes relating to the discontinued operation were therefore approximately $1,167,500. This amount was offset by the realization of a tax benefit of approximately $1,167,500 from losses incurred during the fiscal year ended July 31, 2005 and available net operating loss carry-forwards relating to our continuing operations. During the year ended July 31, 2006, we determined the actual income tax on the operation and sale of the Division for the year ended July 31, 2005 to be $1,037,497. An adjustment of $129,990 is therefore shown on the face of the Income Statement for the year ended July 31, 2006 as a reduction to “Income taxes on discontinued operations,” with a corresponding and offsetting reduction to the “Income tax benefit” to continuing operations.

The net tax effect of our tax liabilities gives rise to the current provision for income taxes of $2,400 for the year ended July 31, 2006 and $2,800 for the year ended July 31, 2005, which is the minimum franchise tax paid to the State of California regardless of income or loss.

At July 31, 2006, we had federal and California tax net operating loss carry-forwards of approximately $15,170,200 and $5,565,500 respectively. At July 31, 2005, we had federal and California tax net operating loss carry-forwards of approximately $14,460,600 and $3,683,800 respectively. The difference between federal and California tax loss carry-forwards is primarily due to limitations on California loss carry-forwards. The federal tax loss carry-forwards will begin expiring in the year ending July 31, 2016 unless previously utilized, and will completely expire in the year ending July 31, 2024. The California tax loss carry-forwards began to expire in the year ended July 31, 2005 and will completely expire in the year ending July 31, 2016.

Significant components of our deferred tax assets are as follows:

	July 31, 2006	July 31, 2005
Net operating loss carry-forward	$6,948,200	$5,242,300
Stock options and warrants	101,000	532,400
Other timing differences and allowances	(164,100)	(83,000)

Total deferred tax assets	6,885,100	5,691,700
Valuation allowance for deferred tax assets	6,885,100	(5,691,700)

Net deferred tax assets	$—	$—

Realization of our deferred tax assets, which relate to operating loss carry-forwards and timing differences, is dependant on future earnings. The timing and amount of future earnings are uncertain and therefore a valuation allowance has been established. The increase in the valuation allowance on the deferred tax asset during the year ended July 31, 2006 was $1,193,400.

A reconciliation of income taxes computed using the statutory income tax, compared to the effective tax rate is as follows:

	2006	2005
Federal tax benefit at the expected statutory rate	34%	34%
State income tax, net of federal tax benefit	9	9
Valuation allowance	(43)	(43)

Income tax benefit - effective rate	0%	0%

Note 13. Sale of Water Treatment Division and Discontinued Operations
Effective May 25, 2005, we sold the assets of our Water Treatment Division to Maryland-based Innovative Medical Services, LLC (IMS LLC) for $2,375,000. IMS LLC also assumed all liabilities associated with the Division. At closing, we received $1,950,000 in cash and a promissory note in the amount of $425,000. In June 2005, we received a cash payment of $225,000. The balance on the promissory note of $200,000 is shown as “Notes Receivable” on the balance sheet as at July 31, 2005. In August, subsequent to the end of the fiscal year, we received the balance of $200,000 plus interest on the promissory note.

We agreed to continue to fund the working capital of IMS LLC subsequent to the sale of the Water Treatment Division, until such time as IMS LLC had in place their appropriate legal and tax registrations, in order to enable the continuation of payroll and an uninterrupted supply of materials and components for the business. At July 31, 2005, we had funded $132,521 of working capital on IMS LLC’s behalf. This amount is shown as “Other receivables” on the consolidated balance sheet as at July 31, 2005. In August 2005, in addition to the payment of the promissory note and after the end of our fiscal year, IMS LLC reimbursed us for the working capital we had provided subsequent to the sale. We are no longer providing any working capital for IMS LLC.

The realized gain to us on the sale of the Water Treatment Division was $2,187,136 before the effect of taxes. The sale of the Water Treatment Division assets to Innovative Medical Services, LLC was a transaction taxable for United States federal and California income tax purposes. The estimated tax liability related to the sale was $1,167,487, however this was offset by losses incurred in the respective fiscal year, and available net operating loss carry-forwards relating to our continuing operations. During the year ended July 31, 2006, we determined the actual income tax on the operation and sale of the Division for the year ended July 31, 2005 to be $1,037,497. An adjustment of $129,990 is therefore shown on the face of the Income Statement for the year ended July 31, 2006 as a reduction to “Income taxes on discontinued operations,” with a corresponding and offsetting reduction to the “Income tax benefit” to continuing operations. For a further discussion of the tax consequences of the sale, see Note 12.

The Water Treatment Division was reported as a discontinued operation from October 2003 when we made the decision to dispose of the segment, although we continued to operate and retain the profits from that division until its sale on May 25, 2005. For details of the results of operations for the Water Treatment Division for the year ended July 31, 2005 through the sale of the Division on May 25, 2005, see Note 14.

Note 14. Business Segment and Sales Concentrations
In accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we review on a periodic basis the management structure reporting to our chief operating decision-maker (‘CODM’) and analyze the information the CODM receives to allocate resources and measure performance. SFAS No. 131 requires segmentation based upon our internal organization and disclosure of revenue and operating income based upon internal accounting methods. Our financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with U.S. Generally Accepted Accounting Principles. Reconciling amounts consist of unallocated general and administrative expenses.

Our business activity was historically divided into two distinct business segments, the Water Treatment segment and the Bioscience segment. These two segments were determined by management based upon the inherent differences in the end use of the products, the inherent differences in the value added processes made by the Company, the differences in the regulatory requirements, and the inherent differences in the strategies required to successfully market finished products. The Water Treatment segment included Commercial Water and Residential Retail products and the Nutripure Water Dealer program. Bioscience includes the silver dihydrogen citrate antimicrobial and the Innovex line of pest control products.

For the year ended July 31, 2006, we operated as a single segment and therefore no longer report segment information.

For the year ended July 31, 2005, earnings for the discontinued Water Treatment Division are presented separately, and relate to the period from August 1, 2004 to May 25, 2005, the date on which the Division assets were sold. Subsequent to the sale, we retained no interest in the assets, liabilities or earnings of Innovative Medical Services LLC, the acquiring Company. Segment information for the year ended July 31, 2005 is presented below.

2005	Water Treatment (Discontinued)	Bioscience	Reconciling Amounts	Consolidated
Revenues	Thru May 25	Full Year	Full Year	Full Year
Commercial Water Treatment
Fillmaster Products	$985,187	$—	$—	$985,187
Replacement Filters (Includes CSP 2000)	717,257	—	—	717,257
Residential Water Treatment	(2,489)	—	—	(2,489)
Water Dealer Program	—	—	—	—
Silver Dihydrogen Citrate	—	91,333	—	91,333
Pesticide	—	64,473	—	64,473

Total Revenues	$1,699,955	$155,806	$—	$2,064,100

Operating Income/(Loss) before taxes	$510,411	$(2,819,664)	$(191,516)	$(2,500,759)

Segment Assets	$—	$2,508,012

Sales of silver dihydrogen citrate and pesticide products are made to a small number of partners who formulate products for sale to multiple diversified third parties. The number of partners and third party end-users and retailers is expected to increase as Axenohl (silver dihydrogen citrate) is introduced into new markets.

Note 15. Trust Deed
In March 2005, we reacquired 2,000,000 shares of our common stock in exchange for our conditional transfer to a third party of a Trust Deed receivable. The third party also forgave $535,000 in loans to us, plus accrued interest of $61,377. The net result of the transaction during the year ended July 31, 2005 on the consolidated balance sheet was a reduction in assets of approximately $2,327,700, a reduction in liabilities of approximately $596,000, and an increase in common stock of $1,735,700, or $0.87 per share, based on an estimate of fair value.

Note 16. Arbitration Awards
In 2001 we acquired the patent (the “Axenohl patent”) for silver dihydrogen citrate, a silver ion based technology which is the basis for our silver ion products. We purchased the patent for 700,000 shares of common stock plus certain expenses, and valued the patent at $1,540,600 based on the market price of the stock exchanged.

We originally agreed to make certain royalty payments to NVID, however, in October 2003, we filed an arbitration action against NVID International and Falken Industries to demand a cease and desist from continued and ongoing public dissemination of false, misleading and disparaging statements, and complete cooperation in enforcing and defending the silver dihydrogen citrate patent and related technology, pursuant to a Core Settlement Agreement between PURE Bioscience and NVID International. In November 2004, we won a $14.2 million award resulting from the action against NVID. We believe it is unlikely that we will ever be able to collect any part of this award, and we have therefore not recorded any amount as an asset on the balance sheets as at July 31, 2005 or 2006. However, in addition to the $14.2 million award against NVID, the arbitrator also clarified that PURE’s royalty obligations to NVID were legally terminated by NVID’s material breach of the Core Settlement Agreement, resulting in the elimination of approximately $17 million in potential future royalty payments from PURE to NVID over the life of the Axenohl patent.

In October 2005, we received a $3.4 million award plus costs of $241,000 resulting from a binding arbitration proceeding against Falken Industries. No part of this award has been recorded as an asset on our balance sheets as at July 31, 2005 or 2006 due to the uncertainty of our ability to collect any part of the award. Effective October 18, 2006, PURE Bioscience, Falken, Nickel and related parties entered into an agreement styled “Global Settlement Agreement.” The agreement calls for the dismissal of all lawsuits and arbitrations and any related appeals between or among the parties. On October 25, 2006, U.S. Magistrate Judge Nita L. Stormes “so ordered” compliance with said Global Settlement Agreement.

This Global Settlement Agreement has no effect on our November 2004 $14.2 million award resulting from a binding arbitration proceeding against NVID International, Inc. through the American Arbitration Association International Centre for Dispute Resolution.

Note 17. Subsequent Events
Subsequent to July 31, 2006, we received $49,000 from the exercise of options on 49,000 shares of common stock, issued in prior periods for services provided to the Company.

Note 18. Recent Accounting Pronouncements
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

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“FAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle, requires retrospective application to prior periods’ financial statements of changes in accounting principle and carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (our fiscal year commencing August 1, 2006. We do not currently know of any circumstances that would, subsequent to the adoption of FAS 154, affect future reporting or disclosures.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE    None.

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

ITEM 8B. OTHER INFORMATION:   None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers and directors of PURE Bioscience and their ages are as follows:

Name	Age	Position	Held Position Since
Michael L. Krall Andrew J. Buckland Donna Singer Gary Brownell, CPA Dennis Atchley, Esq. Greg Barnhill Dennis Brovarone Tommy G. Thompson	54 43 36 54 56 51 50 64	President, CEO, Chairman, Director CFO, Principal Accounting Officer Executive Vice President, Director Director Secretary Director Director Director	1992 2005 1998 1996 1996 2001 1996 2006

The Directors serve until their successors are elected by the shareholders. Vacancies on the Board of Directors may be filled by appointment of the majority of the continuing directors. The executive officers serve at the discretion of the Board of Directors except as subject to the employment agreement with Mr. Krall.

Business Experience
DENNIS B. ATCHLEY, ESQ.   Mr. Atchley is the Secretary of PURE Bioscience and currently practices as a sole practitioner in Oceanside, California handling corporate and business related litigation matters. A 1973 graduate of Loyola Marymount University in Los Angeles and a 1976 graduate of California Western School of Law in San Diego, California, Mr. Atchley is a member of the California Bar, the San Diego County Bar Association, and the Consumer Attorneys of San Diego.

GREGORY H. BARNHILL   Mr. Barnhill is a Partner and member of the Board of Brown Advisory Securities, LLC. Previously, Mr. Barnhill served as Managing Director of North American Equity Sales at Deutsche Banc Alex.Brown Inc., Baltimore, MD. He joined the firm in 1975, following his graduation from Brown University with an AB degree in economics.

DENNIS BROVARONE   Mr. Brovarone has been practicing corporate and securities law since 1986 and as a sole practitioner since 1990. He was elected to the Company’s Board of Directors in April 1996. From January 2002 to the present, Mr. Brovarone serves on the Board of Directors of Shannon International, Inc., a publicly held Nevada corporation.

GARY W. BROWNELL   Mr. Brownell served as the CFO for PURE Bioscience from 1996 through June 2005 and has been a Director of PURE Bioscience since 1996.

ANDREW J. BUCKLAND   Mr. Buckland joined PURE Bioscience as its Chief Financial Officer in 2005. Prior to joining PURE, Mr. Buckland served as Vice President of Finance at Cardionet, Inc. Previous to that, Mr. Buckland served as Chief Financial Officer and as Chief Accounting Officer of Advanced Tissue Sciences, a public biotechnology company based in San Diego. He earned an MBA from the University of California, Irvine and a BA (with Honors) from the University of the West of England Business School.

MICHAEL L. KRALL   Mr. Krall is the President, CEO and Chairman of the Board of Directors of PURE Bioscience, a position he has held since 1993.

DONNA M. SINGER   Ms. Singer is the Executive Vice President of PURE Bioscience and has been a director since 1997. From 1996-1998, Ms. Singer served as Vice President of Operations for the Company.

TOMMY G. THOMPSON   Secretary Thompson is currently the Independent Chairman of the Deloitte Center for Health Solutions, a partner at the law firm of Akin Gump Strauss Hauer & Feld, and President of Logistics Health Incorporated. Secretary Thompson served as HHS Secretary from 2001 to 2005 and as Governor of Wisconsin from 1987-2001. Secretary Thompson also serves as a director on the boards of Centene Corporation and CR Bard, Inc.

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

Board of Directors Independence
Two of our directors, Gregory Barnhill and Dennis Brovarone, are “independent” within the meaning of definitions established by the Securities and Exchange Commission or any self-regulatory organization. PURE is not currently subject to any law, rule or regulation requiring that all or any portion of its board of directors include “independent” directors.

Compliance with Section 16(a) of Securities Exchange Act of 1934
To our knowledge, during the fiscal year ended July 31, 2006, our Directors and Officers complied with all applicable Section 16(a) filing requirements. This statement is based solely on a review of the copies of such reports that reflect all reportable transactions furnished to us by our Directors and Officers and their written representations that such reports accurately reflect all reportable transactions.

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

ITEM 10. EXECUTIVE COMPENSATION
Summary Compensation Table
The following table shows for the fiscal years ending July 31, 2006, 2005 and 2004, the compensation awarded or paid by the Company to its Chief Executive Officer and any of the Executive Officers of the Company whose total salary and bonus exceeded $100,000 during such years (The “Named Executive Officers”):

SUMMARY COMPENSATION TABLE
				Long Term Compensation
	Annual Compensation			Awards	Payouts
Name and Principle Position	Year	Salary ($)	Other Annual Compensation ($)	Securities Underlying Options (#)	All Other Compensation ($)
Michael L. Krall President and CEO	2006	196,757	0	550,000 Common	0
	2005	172,308	0	480,000 Common	0
	2004	168,000	0	0	0

Andrew J. Buckland, Chief Financial Officer	2006	174,116	0	400,000 Common	0

Donna M. Singer, Executive Vice President	2003	121,015	0	500,000 Common	0

No other Executive Officer earned more than $100,000 during any of the fiscal years presented.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
The following table sets forth, for each of the Named Executive Officers, the number and value of option exercises during the year ended July 31, 2006, and the number and value of unexercised options held at July 31, 2006:

Aggregate Option Exercises in Last Fiscal Year and FY-End Option Values
Name	Shares Acquired on Exercise (Year Ending July 31, 2006; #)	Value Realized (Year Ending July 31, 2006 ($) (1)	Number of Common Shares Underlying Unexercised Options at July 31, 2006	Value of Unexercised In-the Money Options at July 31, 2006 ($) (2)
Michael L. Krall President and CEO	89,812	$ 254,168	1,650,000 (All Exercisable @ 7/31/06)	$1,067,000 (All Exercisable @ 7/31/06)

Andrew J. Buckland Chief Financial Oficer	0	$ 0	400,000 (All Exercisable @ 7/31/06)	$130,000 (All Exercisable @ 7/31/06)

Donna M. Singer Executive Vice President	44,402	$ 125,658	1,200,000 (All Exercisable @ 7/31/06)	$679,000 (All Exercisable @ 7/31/06)

(1)	Value realized is based as applicable on a) the difference between the exercise price of options exercised and the closing market price of our common stock on the date of exercise; or b) the market value of shares acquired via net exercise based on the closing market price of our common stock on the date of exercise.
(2)	Option values are based on the difference between the exercise price of unexercised options and the closing price of our common stock of $1.50 at July 31, 2006, for options where the exercise price is less than $1.50.

Employment Agreements and Executive Compensation
In April 1996, the Board of Directors approved a five-year employment agreement for Michael Krall, its President and Chief Executive Officer. Mr. Krall received a salary of $168,000 per year plus an amount equal to 3% of PURE Bioscience’s net income before taxes, if any, plus other benefits. The Board of Directors has extended Mr. Krall’s employment agreement each year subsequent to the original term. In May 2005, the Board of Directors approved a salary increase to $200,000 per year for Mr. Krall.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of the Company’s common stock beneficially owned as of October 23, 2006 by individual directors and executive officers and by all directors and executive officers of the Company as a group. Based upon a review of the Company’s shareholders list as of October 23, 2006, there are no registered holders of five percent or more of the Company’s common stock. As of October 23, 2006, there were 23,882,002 shares outstanding.

Name and Address of Beneficial Owner	Title	Common Stock Ownership	Percentage of Shares Outstanding (%)
 Dennis Atchley
 1725 Gillespie Way
 El Cajon, CA 92020

 Gregory Barnhill
 1725 Gillespie Way
 El Cajon, CA 92020

 Dennis Brovarone
 1725 Gillespie Way
 El Cajon, CA 92020

 Gary Brownell
 1725 Gillespie Way
 El Cajon, CA 92020

 Andrew J. Buckland
 1725 Gillespie Way
 El Cajon, CA 92020

 Michael L. Krall
 1725 Gillespie Way
 El Cajon, CA 92020

 Donna Singer
 1725 Gillespie Way
 El Cajon, CA 92020

 Tommy G. Thompson
 1725 Gillespie Way
 El Cajon, CA 92020

 Directors and Officers as a Group
(9 individuals)	Secretary Director Director Director Chief Financial Officer President, CEO/Chairman Executive VP, Director Director	558,301 (1) 994,000 (2) 1,121,067 (3) 1,064,905 (4) 400,000 (5) 2,362,122 (6) 1,272,758 (7) 422,220 (8) 8,183,753 (9)	2.28 3.95 4.48 4.27 1.65 9.00 5.06 1.74 25.52

(1)	Includes presently exercisable options to acquire up to 440,000 shares.
(2)	Includes presently exercisable options to acquire up to 789,000 shares.
(3)	Includes presently exercisable options to acquire up to 985,000 shares.
(4)	Includes presently exercisable options to acquire up to 950,000 shares.
(5)	Includes presently exercisable options to acquire up to 400,000 shares.
(6)	Includes presently exercisable options to acquire up to 1,650,000 shares.
(7)	Includes presently exercisable options to acquire up to 1,200,000 shares.
(8)	Includes presently exercisable options to acquire up to 422,220 shares.
(9)	Includes presently exercisable options held by all of the above officers and directors to acquire up to 6,836,200 shares.

The following table sets forth information about our common stock that may be issued upon exercise of options under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation
plans approved by
security holders	5,569,000	$0.59	1,922,912

Equity compensation
plans not approved by
security holders	4,462,000	$1.37	1,808,000

Total	10,031,000	$0.93	3,800,912

The following equity compensation plans were not approved by security holders:

1.	2001 ETIH2O Stock Option Plan: Adopted by the Board in January 2001, there are 1,000,000 shares authorized under this Plan. The options have a five-year term with vesting ratably over a five-year period. Executive Officers and Directors are not eligible participants under this plan.

2.	2001 Consultants and Advisors Stock Option Plan: Adopted by the Board in January 2001, there are 500,000 shares authorized under this Plan. The options have a five-year term with vesting ratably over a five-year period. Executive Officers and Directors are not eligible participants under this plan.

3.	2004 Consultants and Advisors Stock Option Plan: Adopted by the Board in April 2004, there are 2,000,000 shares authorized under this plan. The options have a five-year term with vesting ratably over a five-year period. Executive Officers and Directors are not eligible participants under this plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
During the quarter ended January 31, 2006, we entered into a two-year consulting agreement with Mr. Michael Sitton for domestic and international business development, the compensation for which is a fee of $12,500 per month and an option on two million shares of unregistered common stock, which vest over three years. We also entered into a two-year consulting agreement with Secretary Tommy Thompson, for domestic and international business development, the compensation for which is a fee of $12,500 per month and an option on three hundred thousand shares of unregistered common stock, which vest over three years. Mr. Sitton has subsequently transferred the rights to 700,000 options to Secretary Thompson. Mr. Sitton is now therefore the beneficial owner of 1,300,000, and Secretary Thompson is the beneficial owner of 1,000,000 of these options. Mr. Sitton and Secretary Thompson were each elected to our Board of Directors during the quarter ended January 31, 2006; however, in October 2006 Mr. Sitton resigned from the Board of Directors in order to create a vacancy so that our Board of Directors may be restructured to consist of a sufficient number of independent directors to be able to meet the listing requirements of a national stock exchange. Mr. Sitton’s consulting agreement is not affected by his resignation from our Board of Directors.

ITEM 13. EXHIBITS
A.     The following Exhibits are filed as part of this registration statement pursuant to Item 601 of Regulation S-B:

3.1 (1)	— Articles of Incorporation, Articles of Amendment and Bylaws
3.1.1(13)	— Articles of Amendment dated March 11, 2002
4.1 (1)	— Form of Class A Warrant
4.2 (1)	— Form of Class Z Warrant
4.3 (1)	— Form of Common Stock Certificate
4.4 (1)	— Warrant Agreement
4.5 (2)	— March 2000 Warrant
4.6 (3)	— January 2001 Warrant
4.7 (4)	—Convertible Debenture
4.8 (5)	— Convertible Debenture Purchase Agreement
4.9 (6)	—Convertible Debenture Warrant
10.1 (1)	—Employment Contract/Michael L. Krall
10.2 (7)	— Manufacturing, Licensing and Distribution Agreement dated March 26, 2001
10.3 (8)	— Axenohl License Agreement
10.4 (9)	— Weaver — Roach X Assignment
10.5	— Dodo Agreement [CONFIDENTIAL TREATMENT REQUESTED FOR CERTAIN OMITTED INFORMATION FILED SEPARATELY]
10.6 (8)	—Promissory Note of Michael Krall
10.7 (8)	— Promissory Note of Gary Brownell
10.8 (9)	— Nutripure Dealer Agreement
10.9 (9)	— Sales Finance Agreement
10.10 (10)	— ETIH2O, Inc., Acquisition Agreement
10.11 (11)	— NVID Litigation Settlement Agreement
10.12 (12)	— Addendum #1 to NVID Settlement Agreement
10.13(14)	— Therapeutics, Incorporated Agreement [CONFIDENTIAL TREATMENT REQUESTED FOR CERTAIN OMITTED INFORMATION FILED SEPARATELY]
10.14 (15)	— Promissory Note dated November 2003 $4,750,000
10.15 (15)	— Promissory Note dated January 26, 2004 $100,000
13 (13)	— Subsidiaries of the Registrant
14.1 (16)	— Code of Ethics
31.1	— Section 302 Certification
31.2	— Section 302 Certification
32.1	— Section 906 Certification
32.2	— Section 906 Certification

(1)	Incorporated by reference from Form SB-2 registration statement SEC File #333-00434 effective August 8, 1996
(2)	Incorporated by reference from S-3 registration statement, SEC File #333-36248 effective on May 17, 2000
(3)	Incorporated by reference from S-3 registration statement, SEC File #333-55758 effective on February 26, 2001
(4)	Incorporated by reference from S-3 registration statement, SEC File #333-61664 filed on May 25, 2001

(5)	Incorporated by reference from pre-effective amendment no. 1 to S-3 registration statement, SEC File #333-61664 filed on July 10, 2001
(6)	Incorporated by reference from pre-effective amendment no. 2 to S-3 registration statement, SEC File #333-61664 filed on August 13, 2001
(7)	Incorporated by reference from Current Report on Form 8-K filed on May 24, 2001 as amended on October 19, 2001
(8)	Incorporated by reference from the Amended Annual Report on Form 10KSB for the fiscal year ended July 31, 2000 filed on October 19, 2001
(9)	Incorporated by reference from Amended Form 10QSB for the nine month period ended April 30, 2001 filed on October 19, 2001
(10)	Incorporated by reference from the Amended Annual Report on Form 10KSB for the fiscal year ended July 31, 2001 filed on November 13, 2001
(11)	Incorporated by reference from Current Report on Form 8-K filed on December 6, 2001
(12)	Incorporated by reference from Amended Current Report on Form 8-K filed on December 7, 2001
(13)	Incorporated by reference from the Annual Report on Form 10KSB for the fiscal year ended July 31, 2002 filed on October 29, 2003
(14)	Incorporated by reference from the Amended Annual Report on Form 10KSB for the fiscal year ended July 31, 2003 filed on January 30, 2004
(15)	Incorporated by reference from the Amended Quarterly Report for the three month period ended October 31, 2003 filed on February 27, 2004
(16)	Incorporated by reference from the Annual Report on Form 10KSB for the fiscal year ended July 31, 2004 filed on October 29, 2004

B.     Reports on Form 8-K:

1.	Current Report Items 5.02 and 9.01 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers filed on October 11, 2006.

ITEM 14. PRINCIPAL ACCOUNT FEES AND SERVICES

Audit Fees
Miller & McCollom, Certified Public Accountants, have been our independent auditors for the fiscal years ending July 31, 2006 and 2005. We incurred aggregate fees payable to Miller & McCollom of $56,200 for the fiscal year ended July 31, 2006 and paid them $59,900 for the fiscal year ended July 31, 2005 for professional services rendered for the audit of our annual financial statements; for review of the financial statements included in our quarterly reports on Form 10QSB during these fiscal years, and for review of the financial statements included in our SB-2 filed on April 24, 2006 and subsequently amended.

Audit-Related Fees
Miller & McCollom was not paid any additional fees for the fiscal years ended July 31, 2006 or 2005 for services related to the performance of the audit or review of our financial statements.

Tax Fees
No fees were paid for tax related services to any independent advisors during the year ended July 31, 2006. Deloitte & Touche USA LLP was paid fees of $2,500 during the fiscal year ended July 31, 2005 for professional services rendered for tax compliance, tax advice and tax planning. No other independent advisors were paid fees for such services during the year ended July 31, 2005.

Other Fees
Neither Miller & McCollom nor Deloitte & Touche USA LLP was paid other fees for professional services during the fiscal years ended July 31, 2006 or 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE BIOSCIENCE	DATE
/s/ MICHAEL L. KRALL Michael L. Krall, Chairman/President/CEO /s/ ANDREW J. BUCKLAND Andrew J. Buckland, Chief Financial Officer (Principal Accounting Officer)	October 26, 2006 October 26, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ GREGORY BARNHILL
Gregory Barnhill

/s/ DENNIS BROVARONE
Dennis Brovarone

/s/ GARY BROWNELL
Gary Brownell

/s/ MICHAEL L. KRALL
Michael L. Krall

/s/ DONNA SINGER
Donna Singer

/s/ TOMMY G. THOMPSON
Tommy G. Thompson	Director Director Director President/CEO and Director Executive Vice President and Director Director	October 26, 2006 October 26, 2006 October 26, 2006 October 26, 2006 October 26, 2006 October 26, 2006