Form 10QSB
period 2006-10-31
PURE BIOSCIENCE
filed 2006-12-15
CIK 1006028

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended October 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from______ to _______

         Commission File number 0-21019

   PURE Bioscience
(Name of small business issuer in its charter)

California	33-0530289
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

        State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 23,941,002 as of December 13, 2006.

Part I Part II	Financial Information Item 1. Item 2. Item 3. Other Information Item 1. Item 2. Item 3. Item 4. Item 5. Item 6. Signatures and Certifications
Financial Statements
Balance Sheets as of July 31, 2006 and October 31, 2006
Statements of Operations for the three months ended October 31, 2006 and 2005
Statements of Cash Flows for the three months ended October 31, 2006 and 2005
Management's Discussion and Analysis of Financial Condition and Results of Operations
Controls and Procedures

Legal Proceedings
Changes in Securities
Defaults Upon Senior Securities: None
Submission of Matters to a Vote of Security Holders: None
Other Information
Exhibits and Reports on Form 8-K

CONSOLIDATED BALANCE SHEETS

	(Unaudited) October 31 2006	July 31 2006
ASSETS
Current Assets
Cash and cash equivalents	$3,876,510	$4,720,362
Accounts receivable, net of allowance for doubtful accounts
of $0 at July 31, 2006 and $0 at October 31, 2006	51,858	58,075
Inventories	213,341	171,939
Prepaid expenses	55,000	116,242

Total current assets	4,196,709	5,066,618

Property, Plant and Equipment
Property, plant and equipment	437,456	353,272

Total property, plant and equipment	437,456	353,272

Other Assets
Prepaid consulting	324,118	398,915
Deposits	9,744	9,744
Patents and licenses	2,111,961	2,136,725

Total other assets	2,445,823	2,545,384

Total assets	$7,079,988	$7,965,274

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable	$129,141	$334,040
Accrued liabilities	119,600	75,448
Taxes payable	2,400	2,400

Total current liabilities	251,141	411,888

Total liabilities	251,141	411,888

Stockholders' Equity
Preferred Stock	—	—
Class A common stock, no par value:
50,000,000 shares authorized
23,983,002 issued and outstanding at July 31, 2006, and
24,034,502 issued and outstanding at October 31, 2006	27,687,974	27,545,223
Warrants:
391,698 issued and outstanding at July 31, 2006, and
391,698 issued and outstanding at October 31, 2006	245,825	245,825
Accumulated deficit	(21,104,952)	(20,237,662)

Total stockholders' equity	6,828,847	7,553,386

Total liabilities and stockholders' equity	$7,079,988	$7,965,274

The accompanying notes are an integral part of the financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended October 31
	2006	2005
Net revenues	$27,704	$55,169
Cost of sales	12,162	14,811

Gross profit	15,542	40,358

Selling expenses	182,166	97,815
General and administrative expenses	468,665	295,539
Research and development	274,350	248,969

Total operating costs	925,181	642,323

Loss from operations	(909,639)	(601,965)

Other income and (expense):
Interest income	47,349	1,157
Other	(5,000)	(8,726)

Total other income (expense)	42,349	(7,569)

Net loss before taxes	(867,290)	(609,534)
Income tax provision	—	—

Net loss after taxes	(867,290)	(609,534)

Net loss per common share, basic and diluted	$(0.05)	$(0.04)

CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICITS

	Year-to-Date Ended October 31 2006	Year Ended July 31 2006
Balance, beginning of period	$(20,237,662)	$(16,554,736)
Net income (loss)	(867,290)	(3,682,926)

Balance, end of period	$(21,104,952)	$(20,237,662)

The accompanying notes are an integral part of the financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended October 31
	2006	2005
Cash flows from operating activities:

Net loss	$(867,290)	$(609,534)

Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization and depreciation	95,271	56,414
Services paid for with stock and options	166,047	—
Changes in assets and liabilities:
Accounts receivable	6,218	(20,294)
Notes and other amounts receivable (Water Treatment Division sale)	—	333,125
Prepaid expense	61,242	20,493
Inventory	(41,402)	(33,651)
Accounts payable and accrued cash liabilities	(160,747)	(109,109)

Net cash (used) in operating activities	(740,661)	(362,556)

Cash flows from investing activities

Investment in capitalized patents and licenses	(51,027)	18,682
Purchase of property, plant and equipment	(103,664)	(748)

Net cash (used) in investing activities	(154,691)	17,934

Cash flows from financing activities

Proceeds from sale of common stock	51,500	—

Net cash provided by financing activities	51,500	—

Net increase (decrease) in cash and cash equivalents	$(843,852)	$(344,622)

Cash and cash equivalents at beginning of period	4,720,362	405,888

Cash and cash equivalents at end of period	$3,876,510	$61,266

Supplemental disclosures of cash flow information
Non-cash investing and financing activities:
Value of options issued in exchange for services - prepaid	324,118	—

The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS

Note 1. Financial Statements
The financial statements included herein have been prepared by PURE Bioscience (“we,” “us”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements for the period ending July 31, 2006 and their accompanying notes, as filed with the Securities and Exchange Commission in our 10K-SB on October 27, 2006. While management believes the procedures followed in preparing the financial statements included in this quarterly report on Form 10Q-SB are reasonable, the accuracy of the amounts are at least partially dependent upon facts that will exist and results that will be accomplished in subsequent periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year, or any future periods.

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

During the three months ended October 31, 2006, 98% of sales were made to three strategic partners that are also developing markets for our products. 100% of sales for the three month period were made to U.S. domestic customers.

Note 3. Reclassifications
Certain reclassifications have been made to previously reported statements to conform to our current financial statement format.

Note 4. Common Stock
In October 2006, we issued options on 100,000 shares in exchange for operations, manufacturing and facility development consulting services, at an exercise price of $1.83, valued at $91,250 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 70.84% and a risk-free interest rate of 5.25%).

During the three months ended October 31, 2006, we received an aggregate of $51,500 from the exercise of non-employee options on 51,500 shares of common stock.

Note 5. Stock Options
The Company has, or has had during the fiscal years presented herein, the following stock option plans (the Plans) pursuant to which options to acquire common stock have been granted: the 1996 Directors And Officers Stock Option Plan (terminated on April 17, 2006); the 1998 Directors And Officers Stock Option Plan; the 2001 Directors And Officers Stock Option Plan; the 2001 ETIH2O Stock Option Plan; the 2001 Consultants and Advisors Stock Option Plan; the 2002 Non-Qualified Stock Option Plan; the 2002 Employee Incentive Stock Option Plan; and the 2004 Consultants and Advisors Stock Option Plan.

Non-employee directors are eligible to receive stock option grants under the 1998 and 2001 Directors and Officers Stock Option Plans and the 2002 Non-Qualified and Employee/Incentive Stock Option Plans. Employee Directors are eligible to receive stock option grants under the 1999 and 2001 Directors and Officers Stock Option Plans and the 2002 Non-Qualified Stock Option Plan. The Plans are administered by an Administrative Committee. The exercise price for Options is set by the Administrative Committee but shall not be for less than the fair market value of the shares on the date the Option is granted. Fair market value is defined under the Plans as being the average of the closing price for five consecutive trading days ending on the day prior to the date the option is granted, with the exception of the 2002 Employee Incentive Stock Option Plan where the number of consecutive trading days is thirty. The period in which Options can be exercised is set by the Administrative Committee but is not to exceed five years from the date of Grant. Options granted to new executive officers or directors vest one year from date of appointment or election. Shares issuable under options granted to continuing officers or directors are immediately exercisable and vest upon exercise.

On August 1, 2006, we adopted the provisions of SFAS 123R, requiring the Company to recognize expense related to the fair value of share-based compensation awards to employees and directors. Prior to this date, we followed the intrinsic value method set forth in APB Opinion 25, ‘Accounting for Stock Issued to Employees’ (‘APB 25’) in accounting for our stock option plans. We have elected to use the modified-prospective-transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. As at July 31, 2006, all outstanding share-based awards were fully vested, with the exception of the consultant options recorded in our balance sheets as “prepaid consulting” and as more fully described in Note 6. There is therefore no compensation expense recorded for the period ending October 31, 2006 related to awards made prior to August 1, 2006. Share-based compensation expense for awards granted subsequent to July 31, 2006 is, or will be, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, using the Black-Scholes option pricing model. We recognize, or intend to recognize, compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period.

As a result of adopting SFAS 123R, our net loss for the three months ended October 31, 2006 was unchanged from that which we would have reported had we continued to account for employee share-based compensation under APB 25, as no employee grants were made during the three months ended October 31, 2006. Basic and diluted earnings per share for the three months ended October 31, 2006 would also have been the same had we not adopted SFAS 123R.

The following table sets forth the share-based compensation expense recorded in our Consolidated Statements of Operations for the three months ended October 31, 2006 resulting from stock option grants to our employees, directors and third party service providers, excluding the amortization of prepaid consulting as detailed in Note 6:

Three Months Ended October 31, 2006
Share-based compensation for employees and directors:
Selling expense	$—
General and administrative expenses	—
Research and development	—

Total share-based compensation for employees and directors	—
Share-based compensation for third party service providers:
Selling expense	$—
General and administrative expenses	91,250
Research and development	—

Total share-based compensation for third party service providers	91,250

Total share-based compensation expense	$91,250

For comparative purposes to our Consolidated Statements of Operations for the three months ended October 31, 2006, the following table illustrates the pro forma effect on net loss and net loss per common share of applying the fair value recognition provisions of SFAS 123 to share-based compensation during the three months ended October 31, 2005:

Three Months Ended October 31, 2005
Net loss, as reported	$(609,534)
Employee stock-based compensation expense determined under fair-value based method	(100,136)
Employee stock-based compensation expense included in reported net loss	—

Pro forma net loss	$(709,670)

Net loss per share:

As reported	$(0.04)

Pro forma	$(0.04)

The fair value of share-based awards is estimated using the Black-Scholes option pricing model, with expected volatility based on historical actual volatility, and a risk-free interest rate based on the U.S. Treasury yield in effect at the time of the respective grant. We use, or will use, the shortcut method described in SAB 107 in determining the expected life of employee options, whereby the expected term is estimated using the midpoint between the vesting date and the end of the contractual term. Our estimation of expected life for non-employee director and third party advisor awards is based on the contractual term of the award. The following assumptions were used for the three months ended October 31:

	2006	2005
Expected volatility	70.84%	99.60%
Expected dividend yield	Zero	Zero
Risk-free interest rate	5.25%	3.75%
Expected life	3.0 years	2.5 years

A summary of stock option activity is as follows:

	Number of Shares	Weighted-Average Exercise Price ($)	Aggregate Intrinsic Value ($000's)
Balance at July 31, 2006	11,634,000	1.12
Granted	100,000	1.83
Exercised	(51,500)	1.00
Forfeited	—	—

Balance at October 31, 2006	11,682,500	1.13	$10,522

		Outstanding		Exercisable
Range of Exercise Prices	Number Shares Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Price ($)
$0.50 to $0.75	4,919,000	2.53	$0.54	4,919,000	$0.54
$0.80 to $1.20	1,663,500	3.00	$0.88	1,663,500	$0.88
$1.50 to $2.00	5,100,000	3.23	$1.77	3,173,000	$1.69

	11,682,500	2.90	$1.13	9,755,500	$0.97

Cash received from options exercised for the three months ended October 31, 2006 and 2005, was $51,500 and zero respectively. The weighted-average grant date fair value of equity options granted during the three months ended October 31, 2006 and 2005, was $1.83 and $0.85, respectively, and the intrinsic value of options exercised during the three months ended October 31, 2006 and 2005, was $52,530 and zero respectively. As of October 31, 2006, there was no unrecognized non-cash compensation cost related to non-vested options, with the exception of $324,118 recorded on the face of the consolidated balance sheets as “prepaid consulting” and further discussed in Note 6.

Note 6. Prepaid Consulting
During the three months ended January 31, 2006, we entered into a two-year consulting agreement with Mr. Michael Sitton for domestic and international business development, the compensation for which is a fee of $12,500 per month and an option on 2,000,000 shares of unregistered common stock, which vest over three years. We also entered into a two-year consulting agreement with Secretary Tommy Thompson, for domestic and international business development, the compensation for which is a fee of $12,500 per month and an option on 300,000 shares of unregistered common stock, which vest over three years. Mr. Sitton has subsequently transferred the rights to 700,000 options to Secretary Thompson. Mr. Sitton is now therefore the beneficial owner of 1,300,000, and Secretary Thompson is the beneficial owner of 1,000,000 of these options.

Under the option agreements, unvested options will not be issued if the associated consulting agreements are terminated prior to their two year term. Mr. Sitton and Secretary Thompson were each elected to our Board of Directors during the quarter ended January 31, 2006, however in October 2006 Mr. Sitton resigned from the Board of Directors. Mr. Sitton’s consulting agreement is not affected by his resignation from our Board of Directors.

On their granting during the three months ended January 31, 2006, we recorded the value of the aggregate of 2,300,000 unvested options as a prepaid asset which will be amortized over the life of the consulting agreements. The options were valued at an aggregate of $598,372 based on their weighted average exercise prices of between $1.00 to $2.75, and the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 82.23% and a risk-free interest rate of 4.25%. This amount is being amortized over the two year life of the consulting agreements at $24,932 per month. During the three months ended October 31, 2006 we amortized $74,797 of the prepaid asset to selling expense. To date we have amortized eleven months, or $274,254, of the asset to selling expense and as a result we reported a prepaid asset of $324,118 as “Prepaid consulting” on the face of the consolidated balance sheets as at October 31, 2006.

Note 7. Subsequent Events
Subsequent to the end of the quarter ended October 31, 2006 we received $31,500 from the exercise of options on 31,500 shares of common stock, issued in prior periods for services provided to the Company.  We also issued 30,000 shares of common stock for research and development services valued at $65,100.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the audited and unaudited financial statements of PURE Bioscience.

OVERVIEW
PURE Bioscience began as a provider of pharmaceutical water purification products, however we are now expanding into markets with broader potential by developing new, proprietary bioscience products based upon our patented silver ion antimicrobial technologies and patent-pending boric acid based pesticide technologies. In May 2005, we sold the assets of our Water Treatment Division and are now focused exclusively on the development and commercialization of our current and future bioscience products.

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

We are also developing a patent-pending pesticide technology, Triglycylboride™ which, like SDC, provides effective results without human toxicity and is an alternative to traditional poisons. Triglycylboride has been formulated into EPA registered RoachX® and AntX™, the key products in our Innovex® line of pest control products. In addition, the Innovex® line features our EPA-exempt non-toxic TrapX® rodent lure, and our EPA registered CleanKill™, the SDC-based hard surface disinfectant for the pest control industry. Marketing efforts behind these pesticide products to date, and resulting sales, have been limited. During the current fiscal year we intend to develop additional formulations of these products to subsequently be sold, subject to evaluation of market potential, with wider distribution and increased marketing efforts.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2006 VERSUS THREE MONTHS ENDED OCTOBER 31, 2005
During the three months ended October 31, 2006 revenues of $27,700 decreased by 49.8% from the three months ended October 31, 2005. We are at an early stage in the development and marketing of our bioscience technologies in highly competitive markets, and we anticipate that market acceptance of our novel technology may be a long term achievement. Even when our SDC products have been approved by regulatory authorities and are available for commercial sale, there is often an extended period of time in which potential users formulate and test them before committing to significant purchases. Each formulation of our products requires regulatory approval for each respective jurisdiction in which it is sold, and in addition to competitive challenges, we believe that the investment necessary to pursue research, testing and regulatory approval for SDC-based products will continue to be significant. However, we believe we are in a position to accelerate additional regulatory approvals and negotiate distribution, development and marketing agreements for the inclusion of SDC into multiple global products. For example, during the quarter ended January 31, 2006, we announced that we had entered into a supply and distribution agreement with Enviroguard Sciences LLC, initially for the supply and distribution of our hard surface disinfectant. In October 2006, Enviroguard announced the initial distribution of Staph Attack, a new hard surface disinfectant containing SDC, for institutional evaluation. As a result of this and other agreements, we expect sales of our SDC-based products to accelerate in future periods.

Gross profit for the three months ended October 31, 2006 was $15,500 versus $40,400 in the same quarter of the prior fiscal year. The gross margin percentage declined from 73.2% in the prior year to 56.1% in the current period, due primarily to product and customer mix. The most significant factor affecting variability in our overall margins is, and is expected in future periods to be, product mix. Our margins on the sale of finished packaged products, such as our ready to use hard surface disinfectants, and are less than the margins on the sale of bulk products such as our SDC concentrate.

Operating costs increased from $642,300 in the three months ended October 31, 2005, to $925,200 in the three months ended October 31, 2006. Within these operating cost totals, selling expenses increased by $84,400, to $182,200 in the current quarter compared with the same quarter in the prior fiscal year. The increase in selling expenses is primarily due to fees and prepaid option expense amortization and other costs associated with the introduction of silver dihydrogen citrate products to new partners, and to pending product launches. General and administrative expenses increased by $173,100, to $468,700 in the three months ended October 31, 2006, compared with the three months ended October 31, 2005. The increase in expense for the most recent quarter is primarily due to consulting fees and option expenses related to investments in corporate infrastructure. Included in general and administrative expenses for the three months ended October 31, 2006 is $91,250 of expense related to the issuance of 100,000 options in exchange for operations, manufacturing and facility development consulting services. In addition and to a lesser extent, insurance and accounting fees increased year over year. Research and development costs, including patent, license and product registration expenditures, increased for the three months ended October 31, 2006 by 10% to $274,400, compared with the same period in the prior fiscal year. This is primarily due to increased consulting fees paid to outside advisors. Our research and development expense primarily includes costs associated with the continuing development of our silver dihydrogen citrate technology and related investments in patents, licenses, product registrations with regulatory agencies, and in formulation and method development.

Our net loss from operations before taxes increased by $307,700, from a net loss of $602,000 in the three months ended October 31, 2005 to a net loss of $909,600 in the three months ended October 31, 2006. Other income improved by $49,900 for the three months ended October 31, 2006 compared with the prior year, primarily due to increased interest income resulting from higher cash balances. We made no income tax provision related to the periods ending October 31, 2006 or 2005, as any tax liabilities are offset by current period losses or available federal and California net operating loss carry-forwards. As a result, our net loss after taxes increased by $257,800, from a net loss of $609,500 in the three months ended October 31, 2005 to a net loss of $867,300 in the three months ended October 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES
From inception through the present, we have financed our operations primarily through our initial public offering in August of 1996, by subsequent private placement common stock sales, through lines of credit and the issuance of debentures, and in May 2005 by the sale of our Water Treatment Division. We currently have no long-term debt.

As at October 31, 2006 we had current assets of $4,196,700, a decrease of $869,900 from July 31, 2006. Cash and cash equivalents at October 31, 2006 were $3,876,500 after net cash outflows for the three month period of $843,900. During the three months ended October 31, 2005, we received $333,100 in amounts related to the May 2005 sale of our Water Treatment Division, however if these amounts are excluded from cash inflows for the period, our net cash outflow for the comparable period of the prior fiscal year was $677,700.

During the three months ended October 31, 2006 cash used in operating activities was $740,700. Included in this amount is $41,400 invested during the quarter in additional inventory for anticipated product launches for our partners. During the three months ended October 31, 2005, excluding the amounts received related to the May 2005 sale of our Water Treatment Division as discussed above, cash used in operating activities was $695,700.

During the three months ended October 31, 2006 cash used in investing activities was $154,700, including cash invested in property, plant and equipment of $103,700. On the consolidated balance sheets at October, 31 2006, property, plant and equipment, including construction in process, increased by $84,000 to $437,500. These investments are primarily due to the commencement during the quarter of activities to develop the manufacturing and office areas of our El Cajon location, based on our anticipated facility needs.

Other assets during the three months ended October 31, 2006 declined by $99,600, primarily due to an excess of patent amortization over patent investment, and $74,800 of prepaid consulting amortization as detailed in Note 6 to the consolidated financial statements. The capitalized value of patents and licenses at October 31, 2006, primarily related to our silver dihydrogen citrate technology, was $2,112,000, a decline of $24,800 from July 31, 2006.

During the three months ended October 31, 2006 cash flows from financing activities were $51,500, all of which came from the exercise of non-employee options on 51,500 shares of common stock. There were no cash flows from financing activities for the corresponding period in the prior year.

At October 31, 2006, we had current liabilities of $251,100, a decrease of $160,700 from July 31, 2006, primarily due to the timing of the payment of accounts payable.

RISKS RELATED TO OUR CAPITAL RESOURCES
At October 31, 2006, we had current assets of $4,196,700, current liabilities of $251,100 and no outstanding debt; however we do not yet have significant cash inflows from product sales to offset our ongoing planned investments in infrastructure, manufacturing capacity, product launches, research and development projects and regulatory submissions, among other investments.

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

RISKS RELATED TO OUR OPERATIONS
We had a loss of $3,680,500 from continuing operations before taxes in the fiscal year ending July 31, 2006, and a loss of $867,300 from continuing operations before taxes in the three months ended October 31, 2006. We may continue to have losses in the future. If our revenue growth is slower than anticipated or operating expenses exceed expectations, it may take an unforeseen period of time to achieve or sustain profitability and we may never achieve or sustain profitability. Slower than anticipated revenue growth from new products would force us to scale back research, testing, product development and marketing of new products, at which time we would reduce the size and scope of our operations, or cease operations.

We are a bioscience company focused on the marketing, selling and continued development of silver dihydrogen citrate antimicrobial technology and Triglycylboride pesticide technology. While the rewards in these fields are potentially great, the risks, the regulatory hurdles and the costs of doing business are also high. Our silver dihydrogen citrate is a platform technology rather than a single use applied technology. As such, products developed from the platform fall under the jurisdiction of multiple U.S. and international regulatory agencies. We currently have Environmental Protection Agency (the “EPA”) registration for our 2400-parts per million (ppm) technical grade SDC concentrate (trade name Axenohl), as well as for our Axen and Axen30 hard surface disinfectant products for commercial, industrial and consumer applications including restaurants, homes and medical facilities. We intend to fund and manage additional EPA regulated product development internally and in conjunction with current regulatory consultants; however the introduction of additional EPA regulated antimicrobial products could take several months.

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

We are marketing our new antimicrobial silver ion technology to industrial markets, including healthcare, dental, veterinary and food processing, as well as to consumer products markets. We also have begun marketing our environmentally safe pesticides. These products have not yet been accepted into the marketplace. Risks involved in introducing these new products include liability for product effectiveness and safety, and competition from existing or emerging sources. Additionally, Government regulation in the United States and in other countries is a significant factor in the development, manufacturing and marketing of many of our products and in our ongoing research and development activities. Complying with applicable government regulations and obtaining necessary clearances or approvals can be time consuming and expensive, and there can be no assurance that regulatory review will not involve delays or other actions adversely affecting the marketing and sale of our products. We also cannot predict the extent or impact of future legislation or regulation. Some of our new bioscience applications for the healthcare markets and food preparation markets will require approval by government agencies prior to marketing or sale in the United States. We have not yet applied for Food and Drug Administration or Department of Agriculture approval. If these applications are not approved, we will not be able to market or sell such products, which would limit the revenues which may be realized from these products. Even after approval, we will remain subject to changing governmental policies regulating antimicrobial products. We also intend to take these technologies to the international marketplace, and international business carries a great deal of risk with regard to foreign governments, banking and markets.

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

We expect that sales of SDC will constitute a substantial portion of our revenues during the fiscal year ending July 31, 2007 and in future periods. Any material decrease in the overall level of sales or expected sales of, or the prices for SDC, whether as a result of competition, change in consumer demand, or any other factor, would have a material adverse effect on our business, financial condition and results of operations.

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

OTHER RISKS RELATED TO INVESTING IN OUR SECURITIES
As of December 13, 2006, Michael L. Krall, our President and Chief Executive Officer, beneficially owned, including exercisable options, approximately 9% of our common stock. As of the same date, our directors and officers as a group beneficially owned, including exercisable options and warrants, approximately 28% of the common stock. As a result, our management, and Mr. Krall in particular, are in a position to significantly influence the direction and policies of the Company, the election of the Board of Directors of the Company and the outcome of any other matters requiring stockholder approval.

Since going public in August 1996, the price and trading volume of our common stock has been highly volatile. The price has ranged from below $1 per share to over $7 per share. In addition, the monthly trading volume has varied from under 200,000 shares to over 3,000,000 shares. During the twelve months prior to December 2006, the daily closing price of our common stock has ranged from $0.73 to $2.95, and the monthly trading volume has varied from approximately 727,000 shares to approximately 4,354,000 shares. This volatility could adversely affect an investor’s ability to sell shares of our common stock, and the available price for such shares, including resulting in lower prices being available to an investor if the investor desires to sell their shares at any given time.

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

We have reserved approximately 12,006,698 shares of common stock reserved for issuance which includes shares under equity compensation plans, vested and unvested options, and warrants. These shares have a weighted-average exercise price of approximately $1.16. Approximately 14,052,300 shares of common stock remain available for future issuance under equity compensation plans or otherwise. The exercise of options and common stock purchase warrants, and the sale of underlying shares, could have an adverse effect on the market for our common stock.

We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends on the common stock in the foreseeable future. The payment of dividends on the common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the Board of Directors of the Company may consider relevant.

Investors may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under our stock option plans and other options, warrants and outstanding convertible securities.

Certain provisions of our charter and by-laws may delay or frustrate the removal of incumbent directors and may prevent or delay a merger, tender offer or proxy contest involving the Company that is not approved by the Board of Directors of the Company, even if such events may be beneficial to the interests of stockholders. For example, our Board of Directors, without stockholder approval, has the authority and power to issue all authorized and unissued shares of common stock and preferred stock which have not otherwise been reserved for issuance on such terms as the Board of Directors determines. The Board of Directors could also issue 5,000,000 shares of preferred stock and such preferred stock could have voting or conversion rights which could adversely affect the voting power of the holders of common stock. In addition, California law may contain provisions that have the effect of making it more difficult or delaying attempts by others to gain control of the Company.

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

Judgments made by us related to the expected useful lives of long-lived assets and our ability to realize discounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets and changes in economic and market conditions. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize a material impairment charge, which would result in decreased results of operations and a decrease in the carrying value of these assets on our consolidated balance sheets.

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

PART II
ITEM 1. LEGAL PROCEEDINGS
None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
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

PURE BIOSCIENCE By: /s/ Michael L. Krall Michael L. Krall, President/CEO December 13, 2006 By: /s/ Andrew J. Buckland Andrew J. Buckland, CFO/Principal Accounting Officer December 13, 2006