Form 10QSB
period 2007-01-31
PURE BIOSCIENCE
filed 2007-03-19
CIK 1006028

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended January 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from______ to _______

         Commission File number 0-21019

   PURE Bioscience
(Name of small business issuer in its charter)

California	33-0530289
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

        State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 24,539,555 as of March 14, 2007.

Part I Part II	Financial Information Item 1. Item 2. Item 3. Other Information Item 1. Item 2. Item 3. Item 4. Item 5. Item 6. Signatures and Certifications
Financial Statements
Balance Sheets as of July 31, 2006 and January 31, 2007
Statements of Operations for the three and six months ended January 31, 2007 and 2006
Statements of Cash Flows for the six months ended January 31, 2007 and 2006
Management's Discussion and Analysis of Financial Condition and Results of Operations
Controls and Procedures

Legal Proceedings
Changes in Securities
Defaults Upon Senior Securities: None
Submission of Matters to a Vote of Security Holders: None
Other Information
Exhibits and Reports on Form 8-K

2

CONSOLIDATED BALANCE SHEETS

	(Unaudited) January 31 2007	July 31 2006
ASSETS
Current Assets
Cash and cash equivalents	$3,268,449	$4,720,362
Accounts receivable, net of allowance for doubtful accounts
of $0 at July 31, 2006 and $0 at January 31, 2007	86,251	58,075
Inventories	232,126	171,939
Prepaid expenses	27,500	116,242

Total current assets	3,614,326	5,066,618

Property, Plant and Equipment
Property, plant and equipment	406,712	353,272

Total property, plant and equipment	406,712	353,272

Other Assets
Prepaid consulting	249,322	398,915
Deposits	9,744	9,744
Patents and licenses	2,077,408	2,136,725

Total other assets	2,336,474	2,545,384

Total assets	$6,357,512	$7,965,274

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable	$254,987	$334,040
Accrued liabilities	84,825	75,448
Taxes payable	2,400	2,400

Total current liabilities	342,212	411,888

Total liabilities	342,212	411,888

Stockholders' Equity
Preferred Stock	—	—
Class A common stock, no par value:
50,000,000 shares authorized
23,983,002 issued and outstanding at July 31, 2006, and
24,589,555 issued and outstanding at January 31, 2007	27,882,539	27,545,223
Warrants:
391,698 issued and outstanding at July 31, 2006, and
391,698 issued and outstanding at January 31, 2007	245,825	245,825
Accumulated deficit	(22,113,064)	(20,237,662)

Total stockholders' equity	6,015,300	7,553,386

Total liabilities and stockholders' equity	$6,357,512	$7,965,274

The accompanying notes are an integral part of the financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended January 31		For the Three Months Ended January 31
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net revenues	$196,463	$114,611	$168,759	$59,442
Cost of sales	126,924	43,992	114,762	29,182

Gross profit	69,539	70,619	53,997	30,260

Selling expenses	398,743	241,671	216,577	143,856
General and administrative expenses	1,022,222	866,723	553,557	571,184
Research and development	621,338	483,508	346,988	234,538

Total operating costs	2,042,303	1,591,902	1,117,122	949,578

Loss from operations	(1,972,764)	(1,521,283)	(1,063,125)	(919,318)

Other income and (expense):
Interest income	91,434	1,194	44,085	37
Other	5,928	(8,601)	10,928	125

Total other income (expense)	97,362	(7,407)	55,013	162

Net loss before taxes	(1,875,402)	(1,528,690)	(1,008,112)	(919,156)
Income tax provision	—	—	—	—

Net loss after taxes	(1,875,402)	(1,528,690)	(1,008,112)	(919,156)

Net loss per common share, basic and diluted	$(0.08)	$(0.09)	$(0.03)	$(0.05)

CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICITS

	Year-to-Date Ended January 31 2007	Year Ended July 2006
Balance, beginning of period	$(20,237,662)	$(16,554,736)

Net income (loss)	(1,875,402)	(3,682,926)

Balance, end of period	$(22,113,064)	$(20,237,662)

The accompanying notes are an integral part of the financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended January 31
	2007	2006
	(Unaudited)
Cash flows from operating activities:

Net loss	$(1,875,402)	$(1,528,690)

Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization and depreciation	349,617	143,612
Services paid for with stock and options	308,409	256,159
Changes in assets and liabilities:
Accounts receivable	(28,176)	22,004
Other receivables and interest receivable	—	135,338
Notes and other amounts receivable (Water Treatment Division sale)	—	200,000
Prepaid expense	88,742	24,531
Inventory	(60,187)	(44,325)
Accounts payable and accrued cash liabilities	(69,677)	23,668
Income tax payable	—	(2,800)

Net cash (used) in operating activities	(1,286,674)	(770,503)

Cash flows from investing activities

Investment in capitalized patents and licenses	(57,105)	(11,734)
Purchase of property, plant and equipment	(286,634)	(9,020)

Net cash (used) in investing activities	(343,739)	(20,754)

Cash flows from financing activities

Proceeds from short-term loans	—	80,000
Payment of short-term loans	—	(80,000)
Proceeds from sale of common stock	178,500	458,000

Net cash provided by financing activities	178,500	458,000

Net increase (decrease) in cash and cash equivalents	$(1,451,913)	$(333,257)

Cash and cash equivalents at beginning of period	4,720,362	405,888

Cash and cash equivalents at end of period	$3,268,449	$72,631

Supplemental disclosures of cash flow information

Non-cash investing and financing activities:
Value of options issued in exchange for services - prepaid	249,322	548,508

The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS

Note 1. Financial Statements
The financial statements included herein have been prepared by PURE Bioscience ("we," "us") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements for the period ending July 31, 2006 and their accompanying notes, as filed with the Securities and Exchange Commission in our 10K-SB on October 27, 2006. While management believes the procedures followed in preparing the financial statements included in this quarterly report on Form 10Q-SB are reasonable, the accuracy of the amounts are at least partially dependent upon facts that will exist and results that will be accomplished in subsequent periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year, or any future periods.

We believe that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

Note 2. Business Segment and Sales Concentrations
In accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, certain information may be disclosed based on the way we organize financial information for making operating decisions and assessing performance. SFAS 131 requires that we apply standards based on a management approach, and requires segmentation based upon our internal organization and disclosure of revenue and operating income based upon internal accounting methods. In determining operating segments, we have reviewed the current management structure reporting to the chief operating decision-maker ('CODM') and analyzed the reporting the CODM receives to allocate resources and measure performance.

We have determined that based upon the end use of our products, the value added contributions made by us, the regulatory requirements, the customers and partners, and the strategy required to successfully market finished products, we are operating in a single segment.

During the three months ended January 31, 2007, 92% of sales were made to three strategic partners that are also developing markets for our products. During the six months ended January 31, 2007, 93% of sales were made to these three strategic partners. All of our sales for both the three and six month periods were made to U.S. domestic customers.

Note 3. Reclassifications
Certain reclassifications have been made to previously reported statements to conform to our current financial statement format.

Note 4. Equity and Common Stock
In October 2006, we issued options on 100,000 shares in exchange for operations, manufacturing and facility development consulting services, at an exercise price of $1.83, valued at $91,250 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 70.84% and a risk-free interest rate of 5.25%).

During the three months ended October 31, 2006, we received an aggregate of $51,500 from the exercise of non-employee options on 51,500 shares of common stock at an average exercise price of $1.00.

In November 2006, we issued 30,000 shares of common stock at a market price of $2.17 for research and development services valued at $65,100.

In January 2007, there were net exercises of options which were due to expire and which were issued under the 2002 Non-Qualified Stock Option Plan (See Note 5 for a further description of this Plan). Options on 450,000 shares under this plan were exercised, resulting in the issuance of 338,553 shares of common stock. We also, in the same month, received $53,000 from the exercise by a director of the Company of an option on 100,000 shares of common stock under the same Plan.

During the three months ended January 31, 2007 we received an aggregate of $74,000 from the exercise of non-employee options on 86,500 shares of common stock at an average exercise price of $0.86. In the same three month period we also recorded $2,465 of employee stock option expense (See Note 5 for a further discussion of this expense).

Note 5. Share-Based Compensation
The Company has, or has had during the fiscal years presented herein, the following stock option plans (the Plans) pursuant to which options to acquire common stock have been granted: the 1996 Directors And Officers Stock Option Plan (terminated on April 17, 2006); the 1998 Directors And Officers Stock Option Plan; the 2001 Directors And Officers Stock Option Plan; the 2001 ETIH2O Stock Option Plan; the 2001 Consultants and Advisors Stock Option Plan; the 2002 Non-Qualified Stock Option Plan; the 2002 Employee Incentive Stock Option Plan; and the 2004 Consultants and Advisors Stock Option Plan. Subsequent to the end of the fiscal period ended January 31, 2007 the shareholders of the Company approved a new Plan, the 2007 Equity Incentive Plan, which has a share reserve of 5,000,000 shares.

The Plans are administered by an Administrative Committee. The exercise price for Options is set by the Administrative Committee but shall not be for less than the fair market value of the shares on the date the Option is granted. Fair market value is defined under the Plans based on the market price of our common stock for a specified number of trading days prior to the date the option is granted. The period in which Options can be exercised and their vesting schedule is set by the Administrative Committee but is not to exceed five years from the date of Grant.

On August 1, 2006, we adopted the provisions of SFAS 123R, requiring the Company to recognize expense related to the fair value of share-based compensation awards to employees and directors. Prior to this date, we followed the intrinsic value method set forth in APB Opinion 25, `Accounting for Stock Issued to Employees' (`APB 25') in accounting for our stock option plans. We have elected to use the modified-prospective-transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. As at July 31, 2006, all outstanding share-based awards were fully vested, with the exception of the consultant options recorded in our balance sheets as "prepaid consulting" and as more fully described in Note 6. There is therefore no compensation expense recorded for the three or six month periods ending January 31, 2007 related to awards made prior to August 1, 2006. Share-based compensation expense for awards granted subsequent to July 31, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, using the Black-Scholes option pricing model. We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period.

As a result of adopting SFAS 123R, our net loss for the three months ended January 31, 2007 was $2,465 greater than that which we would have reported had we continued to account for employee share-based compensation under APB 25. Our net loss for the six months ended January 31, 2007 was also $2,465 greater than that which we would have reported had we continued under APB 25. Basic and diluted earnings per share (rounded to the nearest one cent) for the three and six month periods ended October 31, 2007 would have been unchanged from those reported had we not adopted SFAS 123R.

The following table sets forth the share-based compensation expense recorded in our Consolidated Statements of Operations for the three and six months ended January 31, 2007 resulting from share-based compensation awarded to our employees, directors and third party service providers, excluding the amortization of prepaid consulting as detailed in Note 6:

	Three Months Ended January 31, 2007	Six Months Ended January 31, 2007
Share-based compensation for employees and directors:
Selling expense	$—	$—
General and administrative expenses	2,465	2,465
Research and development	—	—

Total share-based compensation for employees and directors	2,465	2,465
Share-based compensation for third party service providers:
Selling expense	$—	$—
General and administrative expenses	—	91,250
Research and development	65,100	65,100

Total share-based compensation for third party service providers	65,100	156,350

Total share-based compensation expense	$67,565	$158,815

For comparative purposes to our Consolidated Statements of Operations for the three and six month periods ended January 31, 2007, the following table illustrates the pro forma effect on net loss and net loss per common share of applying the fair value recognition provisions of SFAS 123 to share-based compensation during the three and six month periods ended January 31, 2006:

	Three Months Ended January 31, 2006	Six Months Ended January 31, 2006
Net loss, as reported	$(919,156)	$(1,528,690)
Employee stock-based compensation expense under fair-value method	(31,030)	(41,044)
Employee stock-based compensation expense included in reported net loss	—	—

Pro forma net loss	$(950,186)	$(1,569,734)
Net loss per share:
As reported	$(0.05)	$(0.09)
Pro forma	$(0.05)	$(0.09)

The fair value of share-based option awards is estimated using the Black-Scholes option pricing model, with expected volatility based on historical actual volatility, and a risk-free interest rate based on the U.S. Treasury yield in effect at the time of the respective grant. We use the shortcut method described in SAB 107 in determining the expected life of employee options, whereby the expected term is estimated using the midpoint between the vesting date and the end of the contractual term. Our estimation of expected life for non-employee director and third party advisor awards is based on the contractual term of the award. The following assumptions were used for awards made during the three months ended January 31:

	2007	2006
Expected volatility	70.18%	82.23%
Expected dividend yield	Zero	Zero
Risk-free interest rate	5.25%	4.25%
Expected life	1.6 years	2.5 years

A summary of stock option activity is as follows:

	Number of Shares	Weighted-Average Exercise Price ($)	Aggregate Intrinsic Value ($000's)
Balance at July 31, 2006	11,634,000	1.12
Granted	100,000	1.83
Exercised	(51,500)	1.00
Forfeited / Terminated	—	—

Balance at October 31, 2006	11,682,500	1.13	$10,522
Granted	25,000	1.92
Exercised	(525,053)	0.58
Forfeited / Terminated	(111,447)	0.53

Balance at January 31, 2007	11,071,000	1.16	$12,484

		Outstanding		Exercisable
Range of Exercise Prices	Number Shares Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Price ($)
$0.50 to $0.75	4,344,000	2.57	$0.55	4,344,000	$0.55
$0.80 to $1.20	1,975,000	2.66	$0.90	1,975,000	$0.90
$1.50 to $2.00	4,752,000	3.06	$1.83	3,173,000	$1.64

	11,071,000	2.79	$1.16	9,492,000	$0.98

Cash received from options exercised for the three months ended January 31, 2007 and 2006, was $127,000 and $53,000 respectively. The weighted-average grant date fair value of equity options granted during the three months ended January 31, 2007 and 2006, was $1.92 and $1.55, respectively, and the intrinsic value of options exercised during the three months ended January 31, 2007 and 2006, was $901,189 and $89,000 respectively.

Cash received from options exercised for the six months ended January 31, 2007 and 2006, was $178,500 and $53,000 respectively. The weighted-average grant date fair value of equity options granted during the six months ended January 31, 2007 and 2006, was $1.85 and $1.51, respectively, and the intrinsic value of options exercised during the six months ended January 31, 2007 and 2006, was $953,719 and $89,000 respectively.

As of January 31, 2007, there was $17,254 of unrecognized non-cash compensation cost related to non-vested options, in addition to $249,332 recorded on the face of the consolidated balance sheets as “prepaid consulting” and further discussed in Note 6.

Note 6. Prepaid Consulting
During the three months ended January 31, 2006, we entered into a two-year consulting agreement with Mr. Michael Sitton for domestic and international business development, the compensation being a fee of $12,500 per month and an option on 2,000,000 shares of unregistered common stock, which vest over three years. We also entered into a two-year consulting agreement with Secretary Tommy Thompson, for domestic and international business development, the compensation being a fee of $12,500 per month and an option on 300,000 shares of unregistered common stock, which vest over three years. Mr. Sitton subsequently transferred the rights to 700,000 options to Secretary Thompson. Mr. Sitton is now therefore the beneficial owner of 1,300,000, and Secretary Thompson is the beneficial owner of 1,000,000 of these options.

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

On their granting during the three months ended January 31, 2006, we recorded the value of the aggregate of 2,300,000 unvested options as a prepaid asset to be amortized over the life of the consulting agreements. The options were valued at an aggregate of $598,372 based on their weighted average exercise prices of between $1.00 to $2.75, and the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 82.23% and a risk-free interest rate of 4.25%. This amount is being amortized over the two year life of the consulting agreements at $24,932 per month. During the three months ended January 31, 2007 we amortized $74,797 of the prepaid asset to selling expense, and during the six months ended January 31, 2007 we amortized $149,593 of the prepaid asset to selling expense. To date we have amortized fourteen months, or $349,050, of the asset to selling expense and as a result we reported a prepaid asset of $249,322 as “Prepaid consulting” on the face of the consolidated balance sheets as at January 31, 2007.

Note 7. Subsequent Events
Subsequent to the end of the quarter ended January 31, 2007, we received $89,190 from the exercise of options on 100,000 shares of common stock, issued in prior periods for services provided to the Company.

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

Our technology also shows promise as a broad-spectrum antimicrobial and anti-fungal for use in human and veterinary healthcare products. We are pursuing certain approvals for human use through the U.S. Food and Drug Administration (FDA), initially by partnering with Therapeutics, Incorporated (“Therapeutics”). Therapeutics has elected to focus on development of potential SDC-based products for the treatment and prevention of dermatological and women’s health related bacterial, viral and fungal mediated diseases and conditions, and has assumed responsibility for funding and managing the testing and regulatory processes for these potential FDA-regulated products. Subsequent to the signing of a Development and Licensing Agreement granted to Therapeutics in September 2003, Therapeutics initially focused on the development of women’s health and acne treatment products. In April 2006, after the initial period contemplated in the Development and Licensing Agreement for evaluation and characterization of SDC as an active pharmaceutical ingredient had been substantially completed, we amended and expanded the joint development initiative with Therapeutics to include the development of SDC as an active pharmaceutical ingredient in products for the treatment of dermatophytoses such as Tinea Pedis (athlete’s foot), Onychomycosis (nail fungus), as well as the development of antimicrobial skin wash products, beginning with a hand sanitizer. In December 2006 Therapeutics submitted an Investigational New Drug (IND) application with the FDA for an SDC-based hand sanitizer, to enable initiation of the first clinical trial of a product containing SDC as an active pharmaceutical ingredient. After reviewing the submission the FDA determined that the product testing in man may begin as proposed.

Our SDC technology also shows promise as a broad-spectrum antimicrobial for multiple other medical indications, including wound and burn care, as well as for dental and veterinary indications, though these opportunities are not currently under active development.

We are also developing a patent-pending pesticide technology, Triglycylboride™ which, like SDC, provides effective results without human toxicity and is an alternative to traditional poisons. Triglycylboride has been formulated into EPA registered RoachX® and AntX™, the key products in our Innovex® line of pest control products. In addition, the Innovex® line features our EPA-exempt non-toxic TrapX® rodent lure, and our EPA registered CleanKill™, the SDC-based hard surface disinfectant for the pest control industry. Marketing efforts behind these pesticide products to date, and resulting sales, have been limited. During the current year we intend to develop additional formulations of these products to subsequently be sold, subject to evaluation of market potential, with wider distribution and increased marketing efforts.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2007 VERSUS THREE MONTHS ENDED JANUARY 31, 2006
During the three months ended January 31, 2007 revenues of $168,800 increased by $109,300, or 184%, compared with the three months ended January 31, 2006. We are at an early stage in the development and marketing of our bioscience technologies in highly competitive markets, and we anticipate that market acceptance of our novel technology may be a long term achievement. Even when our SDC products have been approved by regulatory authorities and are available for commercial sale, there is often an extended period of time in which potential users formulate and test them before committing to significant purchases. Each formulation of our products requires regulatory approval for each respective jurisdiction in which it is sold, and in addition to competitive challenges, we believe that the investment necessary to pursue research, testing and regulatory approval for SDC-based products will continue to be significant. However, we believe we are in a position to accelerate additional regulatory approvals and negotiate distribution, development and marketing agreements for the inclusion of SDC into multiple global products. For example, during the quarter ended January 31, 2006, we announced that we had entered into a supply and distribution agreement with Enviroguard Sciences LLC, initially for the supply and distribution of our hard surface disinfectant. In October 2006, Enviroguard announced the initial distribution of Staph Attack, a new hard surface disinfectant containing SDC, for institutional evaluation.

Gross profit for the three months ended January 31, 2007 was $54,000 versus $30,300 in the same quarter of the prior fiscal year. The gross margin percentage declined from 50.9% in the prior year to 30.2% in the current period, due primarily to product and customer mix. The most significant factor affecting variability in our overall margins is, and is expected in future periods to be, product mix. Our margins on the sale of finished packaged products, such as our ready to use hard surface disinfectants, are less than the margins on the sale of bulk products such as our SDC concentrate. During the three months ended January 31, 2007, sales were primarily from finished packaged products. In future periods, we expect sales of bulk concentrate to contribute a greater proportion of our revenues.

Operating costs increased by 17.6%, from $949,600 in the three months ended January 31, 2006, to $1,117,100 in the three months ended January 31, 2007. Within these aggregate operating costs, selling expenses increased by $72,700, to $216,600 in the current quarter compared with the same quarter in the prior fiscal year. The increase in selling expenses is primarily due to fees and prepaid option expense amortization and other costs associated with the introduction of silver dihydrogen citrate products to new partners, and to ongoing product launches. General and administrative expenses decreased by $17,600, to $553,600 in the three months ended January 31, 2007, compared with the three months ended January 31, 2006. The decrease in expense for the most recent quarter is primarily due to the issuance of stock options in the prior year for, and other expenses related to, investor relations and investment consulting services incurred in advance of our March 2006 private placement. Included in general and administrative expenses for the three months ended January 31, 2007 is $2,465 of employee stock option expense. Research and development costs, including patent, license and product registration expenditures, increased for the three months ended January 31, 2007 by 47.9% to $347,000, compared with the same period in the prior fiscal year. This is primarily due to increased consulting fees paid to outside advisors, including $65,100 of non-cash expense for the issuance of 30,000 shares of common stock at a market price of $2.17, and additional testing expenses to support regulatory filings. Our research and development expense primarily includes costs associated with the continuing development of our silver dihydrogen citrate technology and related investments in patents, licenses, product registrations with regulatory agencies, and in formulation and method development.

Our net loss from operations before taxes increased by $143,800, from a net loss of $919,300 in the three months ended January 31, 2006 to a net loss of $1,063,100 in the three months ended January 31, 2007. Other income improved by $54,900 for the three months ended January 31, 2007 compared with the prior year, primarily due to increased interest income resulting from higher cash balances. Additionally, other income was offset by capital asset write-downs associated with our facility reconstruction and infrastructure investments. We made no income tax provision related to the periods ending January 31, 2007 or 2006, as any tax liabilities are offset by current period losses or available federal and California net operating loss carry-forwards. As a result, our net loss after taxes increased by $89,000, from a net loss of $919,200 in the three months ended January 31, 2006 to a net loss of $1,008,100 in the three months ended January 31, 2007.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2007 VERSUS SIX MONTHS ENDED JANUARY 31, 2006
During the six months ended January 31, 2007 revenues of $196,500 increased by 81,900, or 71%, compared with the six months ended January 31, 2006. Our revenues for the six months ended January 31, 2007 include the early results of the launch of Staph Attack, and to a lesser extent products sold by our other distributors.

Gross profit for the six months ended January 31, 2007 was $69,500 versus $70,600 in the same period of the prior fiscal year. The gross margin percentage declined from 61.6% in the prior year to 35.4% in the current period, due primarily to product and customer mix. During the six months ended January 31, 2007, the majority of sales were from finished packaged products, while during the same period of the prior fiscal year bulk concentrate contributed a significantly higher proportion of revenues.

Operating costs increased by 28.3%, from $1,591,900 in the six months ended January 31, 2006, to $2,042,300 in the six months ended January 31, 2007. Within these aggregate operating costs, selling expenses increased by $157,100, to $398,700 in the current period compared with the same period in the prior fiscal year. The increase in selling expenses is primarily due to fees and prepaid option expense amortization and other costs associated with the introduction of silver dihydrogen citrate products to new partners, and to product launches. General and administrative expenses increased by $155,500, to $1,022,200 in the six months ended January 31, 2007, compared with the six months ended January 31, 2006, primarily due to consulting fees and option expenses related to investments in corporate infrastructure. Included in general and administrative expenses for the six months ended January 31, 2007 are non-cash items including $2,465 of employee stock option expense, and $91,250 of expense for the issuance of options in exchange for manufacturing and facility development consulting services. These cost increases were partially offset by the issuance of stock options in the prior year for, and other expenses related to, investor relations and investment consulting services incurred in advance of our March 2006 private placement. Research and development costs, including patent, license and product registration expenditures, increased for the six months ended January 31, 2007 by 28.5% to $621,300, compared with the same period in the prior fiscal year. This is primarily due to increased consulting fees paid to outside advisors, including $65,100 of non-cash expense for the issuance of 30,000 shares of common stock at a market price of $2.17, and additional testing expenses to support regulatory filings.

Our net loss from operations before taxes increased by $451,500, from a net loss of $1,521,300 in the six months ended January 31, 2006 to a net loss of $1,972,800 in the six months ended January 31, 2007. Other income improved by $104,800 for the three months ended January 31, 2007 compared with the prior year, primarily due to increased interest income resulting from higher cash balances. Additionally, other income was offset by capital asset write-downs associated with our facility reconstruction and infrastructure investments. We made no income tax provision related to the periods ending January 31, 2007 or 2006, as any tax liabilities are offset by current period losses or available federal and California net operating loss carry-forwards. As a result, our net loss after taxes increased by $346,700, from a net loss of $1,528,700 in the six months ended January 31, 2006 to a net loss of $1,875,400 in the six months ended January 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES
From inception through the present, we have financed our operations primarily through our initial public offering in August of 1996, by subsequent private placement common stock sales, through lines of credit and the issuance of debentures, and in May 2005 by the sale of our Water Treatment Division. We currently have no long-term debt.

As at January 31, 2007, we had current assets of $3,614,300, a decrease of $1,452,300 from July 31, 2006. Cash and cash equivalents at January 31, 2007 were $3,268,400 after net cash outflows for the six month period of $1,451,900. During the six months ended January 31, 2006, we received $333,100 in amounts related to the May 2005 sale of our Water Treatment Division, however if these amounts are excluded from cash inflows for the period, our net cash outflow for the comparable period of the prior fiscal year was $666,400.

During the six months ended January 31, 2007, cash used in operating activities was $1,286,700, including approximately $60,000 invested in additional inventory to support our partners’ product launches. During the same period in the prior fiscal year, excluding the amounts received related to the May 2005 sale of our Water Treatment Division as discussed above, cash used in operating activities was $1,103,600.

During the six months ended January 31, 2007, cash used in investing activities was $343,700, including investments in property, plant and equipment of $286,600. These investments are primarily due to activities to develop the manufacturing and office areas of our El Cajon location, based on our anticipated facility needs, and to improve our computer hardware and software infrastructure. During the six months ended January 31, 2007 we also wrote down the value of our capitalized property, plant and equipment by approximately $200,000 based on our evaluation of obsolescence and assets that are to be replaced during our ongoing facility development. As a result, property, plant and equipment on the consolidated balance sheets at January 31, 2007 grew by $53,400 over the six month period from July 31, 2006.

Other assets during the six months ended January 31, 2007 declined by $208,900, primarily due to an excess of patent amortization over patent investment, and $149,600 of prepaid consulting amortization as detailed in Note 6 to the consolidated financial statements. The capitalized value of patents and licenses at January 31, 2007, primarily related to our silver dihydrogen citrate technology, was $2,077,400, a decline of $59,300 from July 31, 2006.

During the six months ended January 31, 2007, cash flows from financing activities were $178,500, all of which came from the exercise of options by non-employees on 238,000 shares of common stock at an average exercise price of $0.75 per share. In the corresponding period of the prior fiscal year, we received $458,000 from the proceeds of sales of common stock. This consisted of $405,000 from the sale of 539,999 shares of common stock in two private placements to accredited investors, each at $0.75 per share, and $53,000 from the exercise of options on 100,000 shares at $0.53 per share.

At January 31, 2007, we had current liabilities of $342,200, a decrease of $69,700 from July 31, 2006, primarily due to the timing of the payment of accounts payable.

RISKS RELATED TO OUR CAPITAL RESOURCES
At January 31, 2007, we had current assets of $3,614,300, current liabilities of $342,200 and no outstanding long-term debt; however we do not yet have significant cash inflows from product sales to offset our ongoing planned investments in infrastructure, manufacturing capacity, product launches, research and development projects and regulatory submissions, among other investments.

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

RISKS RELATED TO OUR OPERATIONS
We had a loss of $3,680,500 from continuing operations before taxes in the fiscal year ending July 31, 2006, and a loss of $1,875,400 before taxes in the six months ended January 31, 2007. We may continue to have losses in the future. If our revenue growth is slower than anticipated or operating expenses exceed expectations, it may take an unforeseen period of time to achieve or sustain profitability and we may never achieve or sustain profitability. Slower than anticipated revenue growth from new products would force us to scale back research, testing, product development and marketing of new products, at which time we would reduce the size and scope of our operations, or cease operations. We are currently investing in expansion and improvement of our manufacturing facility, and to a lesser extent our office space, and our future revenues may not provide an adequate return, if any, on such investments.

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

Our technology also shows promise as a broad-spectrum antimicrobial for use in human and veterinary healthcare products. We are pursuing certain approvals through the U.S. Food and Drug Administration (FDA) by partnering with Therapeutics, Incorporated, which has assumed responsibility for the testing and regulatory process for selected potential FDA regulated silver dihydrogen citrate-based products. We expect that the development of SDC-based products could lead to multiple IND, NDA and/or 510-K filings for silver dihydrogen citrated-based healthcare products with the FDA. In December 2006 Therapeutics submitted an Investigational New Drug (IND) application with the FDA for an SDC-based hand sanitizer, to enable initiation of the first clinical trial of a product containing SDC as an active pharmaceutical ingredient. After reviewing the submission the FDA determined that the product testing in man may begin as proposed. However, the FDA and comparable agencies in many foreign countries impose substantial limitations on the introduction of new products through costly and time-consuming laboratory and clinical testing and other procedures. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. There is no guarantee that either Therapeutics, Incorporated, any other potential partner, or ourselves will be able to obtain the resources necessary to obtain such approvals, or that the products will meet the strict criteria imposed by the FDA. It may be several years before we are able to introduce any FDA regulated antimicrobial pharmaceutical products, if at all.

We are marketing our new antimicrobial silver ion technology to industrial and consumer markets. We also have begun marketing our environmentally safe pesticides. These products have not yet been accepted into the marketplace. Risks involved in introducing these new products include liability for product effectiveness and safety, and competition from existing or emerging sources. Additionally, Government regulation in the United States and in other countries is a significant factor in the development, manufacturing and marketing of many of our products and in our ongoing research and development activities. Complying with applicable government regulations and obtaining necessary clearances or approvals can be time consuming and expensive, and there can be no assurance that regulatory review will not involve delays or other actions adversely affecting the marketing and sale of our products. We also cannot predict the extent or impact of future legislation or regulation. Some of our new bioscience applications for the healthcare markets and food preparation markets will require approval by government agencies prior to marketing or sale in the United States. We have not yet applied for Food and Drug Administration or Department of Agriculture approval to market any such products. If any future applications are not approved, we will not be able to market or sell such products, which would limit the revenues which may be realized. Even after approval, if any, we will remain subject to changing governmental policies regulating antimicrobial products. We also intend to take these technologies to the international marketplace, and doing business internationally carries a great deal of risk, with regard to foreign government regulation, banking and other factors.

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

OTHER RISKS RELATED TO INVESTING IN OUR SECURITIES
As of March 14, 2007, Michael L. Krall, our President and Chief Executive Officer, beneficially owned, including exercisable options, approximately 9% of our common stock. As of the same date, our directors and officers as a group beneficially owned, including exercisable options and warrants, approximately 25% of the common stock. As a result, our management, and Mr. Krall in particular, are in a position to significantly influence the direction and policies of the Company, the election of the Board of Directors of the Company and the outcome of any other matters requiring stockholder approval.

Since going public in August 1996, the price and trading volume of our common stock has been highly volatile. The price has ranged from below $1 per share to over $7 per share. In addition, the monthly trading volume has varied from under 200,000 shares to over 3,000,000 shares. During the twelve months prior to March 2007, the daily closing price of our common stock has ranged from $1.38 to $2.95, and the monthly trading volume has varied from approximately 895,000 shares to approximately 4,354,000 shares. This volatility could adversely affect an investor’s ability to sell shares of our common stock, and the available price for such shares, including resulting in lower prices being available to an investor if the investor desires to sell their shares at any given time.

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

We have approximately 11,362,698 shares of common stock reserved for issuance, which includes shares under equity compensation plans, vested and unvested options, and warrants. These shares have a weighted-average exercise price of approximately $1.19. Approximately 14,097,747 shares of common stock remain available for future issuance under equity compensation plans or otherwise. The exercise of options and common stock purchase warrants, and the sale of underlying shares, could have an adverse effect on the market for our common stock.

We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. The future payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors, which the Board of Directors of the Company may consider relevant.

Investors may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under our stock option plans, and other options, warrants and outstanding convertible securities.

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

VALUATION OF INTANGIBLE ASSETS
SFAS 142 requires that goodwill and other intangible assets be tested for impairment on an annual basis, and in certain circumstances between annual tests. Recoverability of assets to be held for use is based on expectations of future discounted cash flows from the related operations, and when circumstances dictate, we adjust the asset to the extent the carrying value exceeds the fair value of the asset. Our impairment review process is based on the discounted future cash flow approach that uses our estimates of revenue driven by assumed market segment share and estimated costs. Also included in our analysis is an estimate of revenues expected from the development of SDC-based products in human and veterinary applications, including those under our agreement with Therapeutics, Incorporated (“Therapeutics”). We entered into an agreement with Therapeutics in September 2003, which was amended and expanded in April 2006, for the development and commercialization of certain FDA regulated silver dihydrogen citrate based products, where Therapeutics is responsible for development activities and regulatory filings. In the agreement, Therapeutics has agreed to reimburse us for pre-contract acquisition and development costs of the silver dihydrogen citrate intellectual property as well as reimbursement for ongoing intellectual property costs associated with silver dihydrogen citrate. Following the reimbursement of both Therapeutics’ and our costs, depending on the type of product, we will receive a minimum of 40% of all sales proceeds, licensing fees, royalty payments and all other forms of cash and non-cash consideration received by the two parties. We will also realize revenues from the sale of silver dihydrogen citrate raw material as an active ingredient.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On or about January 22, 2007 we mailed a proxy statement to shareholders for re-election of directors and approval of the PURE Bioscience 2007 Equity Incentive Plan.  At the annual meeting of shareholders held on March 1, 2007, 80% of shares outstanding were voted.  Of the shares voted, each nominee for director received votes reflecting at least 95% approval, and the PURE Bioscience 2007 Equity Incentive Plan received approximately 76% approval.

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

PURE BIOSCIENCE By: /s/ Michael L. Krall Michael L. Krall, President/CEO March 14, 2007 By: /s/ Andrew J. Buckland Andrew J. Buckland, CFO/Principal Accounting Officer March 14, 2007