Form 10QSB
period 2007-04-30
PURE BIOSCIENCE
filed 2007-06-14
CIK 1006028

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended April 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from______ to _______

         Commission File number 0-21019

   PURE Bioscience
(Name of small business issuer in its charter)

California	33-0530289
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 24,801,555 as of May 31, 2007.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) April 30 2007	July 31 2006
ASSETS
Current Assets
Cash and cash equivalents	$2,230,535	$4,720,362
Accounts receivable, net of allowance for doubtful accounts
of $0 at July 31, 2006 and $0 at April 30, 2007	116,516	58,075
Inventories	240,790	171,939
Prepaid expenses	—	116,242

Total current assets	2,587,841	5,066,618

Property, Plant and Equipment
Property, plant and equipment	986,598	353,272

Total property, plant and equipment	986,598	353,272

Other Assets
Prepaid consulting	174,525	398,915
Deposits	9,744	9,744
Patents and licenses	2,081,884	2,136,725

Total other assets	2,266,153	2,545,384

Total assets	$5,840,592	$7,965,274

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable	$424,240	$334,040
Accrued liabilities	97,642	75,448
Taxes payable	—	2,400

Total current liabilities	521,882	411,888

Total liabilities	521,882	411,888

Stockholders' Equity
Preferred Stock	—	—
Class A common stock, no par value:
50,000,000 shares authorized
23,983,002 issued and outstanding at July 31, 2006, and
24,805,805 issued and outstanding at April 30, 2007	28,062,319	27,545,223
Warrants:
391,698 issued and outstanding at July 31, 2006, and
391,698 issued and outstanding at April 30, 2007	245,825	245,825
Accumulated deficit	(22,989,434)	(20,237,662)

Total stockholders' equity	5,318,710	7,553,386

Total liabilities and stockholders' equity	$5,840,592	$7,965,274

The accompanying notes are an integral part of the financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended April 30		For the Three Months Ended April 30
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net revenues	$328,842	$158,925	$132,379	$44,314
Cost of sales	215,804	66,585	88,880	22,592

Gross profit	113,038	92,340	43,499	21,722

Selling expenses	523,518	410,418	124,775	168,747
General and administrative expenses	1,604,849	1,278,435	582,627	411,712
Research and development	874,900	815,958	253,562	332,450

Total operating costs	3,003,267	2,504,811	960,964	912,909

Loss from operations	(2,890,229)	(2,412,471)	(917,465)	(891,187)

Other income and (expense):
Interest income	129,055	24,904	37,621	23,710
Other	9,402	(12,575)	3,474	(3,975)

Total other income (expense)	138,457	12,329	41,095	19,735

Net loss before taxes	(2,751,772)	(2,400,142)	(876,370)	(871,452)
Income tax provision	—	—	—	—

Net loss after taxes	(2,751,772)	(2,400,142)	(876,370)	(871,452)

Net loss per common share, basic and diluted	$(0.11)	$(0.13)	$(0.03)	$(0.04)

CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICITS

	(Unaudited) Year-to-Date Ended April 30 2007	Year Ended July 31 2006
Balance, beginning of period	$(20,237,662)	$(16,554,736)

Net income (loss)	(2,751,772)	(3,682,926)

Balance, end of period	$(22,989,434)	$(20,237,662)

The accompanying notes are an integral part of the financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended April 30
	2007	2006
Cash flows from operating activities:
Net loss	$(2,751,772)	$(2,400,142)
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization and depreciation	329,032	199,945
Services paid for with stock and options	385,670	418,777
Changes in assets and liabilities:
Accounts receivable	(58,442)	2,435
Other receivables and interest receivable	—	135,338
Notes and other amounts receivable (Water Treatment Division sale)	—	200,000
Prepaid expense	116,242	12,568
Inventory	(68,851)	(76,112)
Accounts payable and accrued cash liabilities	112,394	(31,424)
Income tax payable	(2,400)	(2,800)

Net cash (used) in operating activities	(1,938,127)	(1,541,415)

Cash flows from investing activities
Investment in capitalized patents and licenses	(67,393)	(11,734)
Purchase of property, plant and equipment	(840,122)	(95,689)

Net cash (used) in investing activities	(907,515)	(107,423)

Cash flows from financing activities
Proceeds from short-term loans	—	80,000
Payment of short-term loans	—	(80,000)
Proceeds from sale of common stock	355,815	7,041,568

Net cash provided by financing activities	355,815	7,041,568

Net increase (decrease) in cash and cash equivalents	$(2,489,827)	$5,392,730

Cash and cash equivalents at beginning of period	4,720,362	405,888

Cash and cash equivalents at end of period	$2,230,535	$5,798,618

Supplemental disclosures of cash flow information
Cash paid for taxes	2,400	—

Non-cash investing and financing activities:
Value of options issued in exchange for services - prepaid	174,525	473,711

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

During the three months ended April 30, 2007, 100% of sales were made to four strategic partners that are also developing markets for our products. During the nine months ended April 30, 2007, 92% of sales were made to these four strategic partners. 32% of sales for the three month period ended April 30, 2007 were made to U.S. domestic customers, and 68% were made to international customers. In the nine month period ended April 30, 2007, 75% of sales were made to U.S. domestic customers, and 25% were made to international customers.

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

During the three months ended April 30, 2007 we received an aggregate of $169,190 from the exercise of non-employee options on 200,000 shares of common stock at an average exercise price of $0.85. Also during the quarter we received $8,125 from the exercise of options on 16,250 shares of common stock issued under employee stock option plans. In addition, we recorded $2,465 of employee stock option expense (See Note 5 for a further discussion of this expense).

Note 5. Share-Based Compensation
The Company has, or has had during the fiscal years presented herein, the following stock option plans (the Plans) pursuant to which options to acquire common stock have been granted: the 1996 Directors And Officers Stock Option Plan (terminated on April 17, 2006); the 1998 Directors And Officers Stock Option Plan; the 2001 Directors And Officers Stock Option Plan; the 2001 ETIH2O Stock Option Plan; the 2001 Consultants and Advisors Stock Option Plan; the 2002 Non-Qualified Stock Option Plan; the 2002 Employee Incentive Stock Option Plan; and the 2004 Consultants and Advisors Stock Option Plan. During the three months ended April 30, 2007 the shareholders of the Company approved a new Plan, the 2007 Equity Incentive Plan, which has a share reserve of 5,000,000 shares. The 5,000,000 shares of common stock underlying the 2007 Equity Incentive Plan were registered under a Form S-8 filed with the SEC on May 30, 2007.

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

On August 1, 2006, we adopted the provisions of SFAS 123R, requiring the Company to recognize expense related to the fair value of share-based compensation awards to employees and directors. Prior to this date, we followed the intrinsic value method set forth in APB Opinion 25, ‘Accounting for Stock Issued to Employees’ (‘APB 25’) in accounting for our stock option plans. We have elected to use the modified-prospective-transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. As at July 31, 2006, all outstanding share-based awards were fully vested, with the exception of the consultant options recorded in our balance sheets as “prepaid consulting” and as more fully described in Note 6. There is therefore no compensation expense recorded for the three or nine month periods ending April 30, 2007 related to awards made prior to August 1, 2006. Share-based compensation expense for awards granted subsequent to July 31, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, using the Black-Scholes option pricing model. We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period.

As a result of adopting SFAS 123R, our net loss for the three months ended April 30, 2007 was $2,465 greater, and for the nine months ended April 30, 2007 was $4,930 greater, than that which we would have reported had we continued to account for employee share-based compensation under APB 25. Basic and diluted earnings per share (rounded to the nearest one cent) for the three and nine month periods ended April 30, 2007 would have been unchanged from those reported, had we not adopted SFAS 123R.

The following table sets forth the share-based compensation expense recorded in our Consolidated Statements of Operations for the three and nine months ended April 30, 2007 resulting from share-based compensation awarded to our employees, directors and third party service providers, excluding the amortization of prepaid consulting as detailed in Note 6:

	Three Months Ended April 30, 2007	Nine Months Ended April 30, 2007

Share-based compensation for employees and directors:
Selling expense	$—	$—
General and administrative expenses	2,465	4,930
Research and development	—	—

Total share-based compensation for employees and directors	2,465	4,930
Share-based compensation for third party service providers:
Selling expense	$—	$—
General and administrative expenses	—	91,250
Research and development	—	65,100

Total share-based compensation for third party service providers	—	156,350

Total share-based compensation expense	$2,465	$161,280

For comparative purposes to our Consolidated Statements of Operations for the three and nine month periods ended April 30, 2007, the following table illustrates the pro forma effect on net loss and net loss per common share of applying the fair value recognition provisions of SFAS 123 to share-based compensation during the three and nine month periods ended April 30, 2006:

	Three Months Ended April 30, 2006	Nine Months Ended April 30, 2006
Net loss, as reported	$(871,452)	$(2,400,142)
Employee stock-based compensation expense under fair-value method	(119,362)	(160,406)
Employee stock-based compensation expense included in reported net loss	—	—

Pro forma net loss	$(990,814)	$(2,560,548)
Net loss per share:
As reported	$(0.04)	$(0.13)
Pro forma	$(0.05)	$(0.14)

The fair value of share-based option awards is estimated using the Black-Scholes option pricing model, with expected volatility based on historical actual volatility, and a risk-free interest rate based on the U.S. Treasury yield in effect at the time of the respective grant. We use the shortcut method described in SAB 107 in determining the expected life of employee options, whereby the expected term is estimated using the midpoint between the vesting date and the end of the contractual term. Our estimation of expected life for non-employee director and third party advisor awards is based on the contractual term of the award. The following assumptions were used for awards made during the three months ended April 30:

	2007	2006
Expected volatility	N/A (No Awards)	72.35%
Expected dividend yield	N/A	Zero
Risk-free interest rate	N/A	5.00%
Expected life	N/A	2.5 years

        A summary of stock option activity is as follows:

	Number of Shares	Weighted-Average Exercise Price ($)	Aggregate Intrinsic Value ($000's)
Balance at July 31, 2006	11,634,000	1.12

Granted	100,000	1.83
Exercised	(51,500)	1.00
Forfeited / Terminated	—	—

Balance at October 31, 2006	11,682,500	1.13	$10,522
Granted	25,000	1.92
Exercised	(525,053)	0.58
Forfeited / Terminated	(111,447)	0.53

Balance at January 31, 2007	11,071,000	1.16	$12,484
Granted	—	—
Exercised	(216,250)	0.82
Forfeited / Terminated	—	—

Balance at April 30, 2007	10,854,750	1.17	$11,885

		Outstanding		Exercisable
Range of Exercise Prices	Number Shares Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Price ($)
$0.50 to $0.75	4,304,750	2.33	$0.55	4,304,750	$0.55
$0.80 to $1.20	1,798,000	2.65	$0.90	1,798,000	$0.90
$1.50 to $2.00	4,752,000	2.81	$1.83	3,173,000	$1.64

	10,854,750	2.60	$1.16	9,275,750	$0.98

Cash received from options exercised during the three months ended April 30 2007 and 2006, was $177,315 and $211,960 respectively. During the three month period ended April 30, 2006 there were net exercises of options on 580,960 shares which resulted in the issuance of 448,155 shares of common stock. The intrinsic value of all options exercised during the three months ended April 30, 2007 and 2006, was $313,600 and $1,624,158 respectively. No options were granted during the three months ended April 30, 2007. The weighted-average grant date fair value of equity options granted during the three months ended April 30, 2006 was $1.65.

Cash received from options exercised for the nine months ended April 30, 2007 and 2006, was $355,815 and $264,960 respectively. During the nine month period ended April 30, 2007 there were net exercises of options on 450,000 shares which resulted in the issuance of 338,553 shares of common stock, and during the nine month period ended April 30, 2006 there were net exercises of options on 580,960 shares which resulted in the issuance of 448,155 shares of common stock. The intrinsic value of all options exercised during the nine months ended April 30, 2007 and 2006, was $1,267,300 and $1,713,158 respectively. The weighted-average grant date fair value of equity options granted during the nine months ended April 30, 2007 and 2006, was $1.85 and $1.41 respectively.

As of April 30, 2007, there was $14,789 of unrecognized non-cash compensation cost related to unvested options, in addition to $174,525 recorded on the face of the consolidated balance sheets as “prepaid consulting” and further discussed in Note 6.

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

On their granting during the three months ended January 31, 2006, we recorded the value of the aggregate of 2,300,000 unvested options as a prepaid asset to be amortized over the life of the consulting agreements. The options were valued at an aggregate of $598,372 based on their weighted average exercise prices of between $1.00 to $2.75, and the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 82.23% and a risk-free interest rate of 4.25%. This amount is being amortized over the two year life of the consulting agreements at $24,932 per month. During the three months ended April 30, 2007 we amortized $74,797 of the prepaid asset to selling expense, and during the nine months ended April 30, 2007 we amortized $224,390 of the prepaid asset to selling expense. To date we have amortized seventeen months, or $423,847, of the asset to selling expense and as a result we reported a prepaid asset of $174,525 as “Prepaid consulting” on the face of the consolidated balance sheets as at April 30, 2007.

Note 7. Subsequent Events
Subsequent to the end of the quarter ended April 30, 2007, we received $42,875 from the exercise of employee options on 85,750 shares of common stock.

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

Bioscience Technology
Our flagship bioscience technology is an aqueous disinfectant, silver dihydrogen citrate (“SDC”). A patented new molecule, SDC is an electrolytically generated source of stabilized ionic silver that can serve as the basis for a broad range of products in diverse markets. SDC liquid is colorless, odorless, tasteless, non-caustic and formulates well with other compounds. As a platform technology, our SDC-based antimicrobial is distinguished from competitors in the marketplace because of its superior efficacy combined with reduced toxicity. We produce and market pre-formulated, ready-to-use products, as well as varying strengths of SDC concentrate as an additive or raw material for inclusion in other companies’ products. Additionally, in the year ending July 31, 2007 we began a program whereby we utilize our expertise to source, assemble and build SDC blending systems for sale to our distributors. These systems allow our distributors to blend our SDC concentrate into lower concentrations, thereby significantly reducing the cost of shipping products from our El Cajon facility, particularly for overseas markets. No information regarding the method of making SDC is passed to our distributors as in all of our third party agreements we are, and intend to continue to be, the sole manufacturer and sole source of SDC concentrate.

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

We are also developing a patent-pending pesticide technology, Triglycylboride™ which, like SDC, provides effective results without human toxicity and is an alternative to traditional poisons. Triglycylboride has been formulated into EPA registered RoachX® and AntX™, the key products in our Innovex® line of pest control products. In addition, the Innovex® line features our EPA-exempt non-toxic TrapX® rodent lure, and our EPA registered CleanKill™, the SDC-based hard surface disinfectant for the pest control industry. Marketing efforts behind these pesticide products to date, and resulting sales, have been very limited. During the current year we intend to evaluate the benefit of investing in the development of additional formulations of these products which could be sold, subject to the evaluation of market potential, with wider distribution and increased marketing efforts.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2007 VERSUS THREE MONTHS ENDED APRIL 30, 2006
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

During the three months ended April 30, 2007 revenues of $132,400 increased by $88,100, or 199%, compared with the three months ended April 30, 2006. Sales for the three months ended April 30, 2007 were made to four strategic partners that are also developing markets for our products. Gross profit for the three months ended April 30, 2007 was $43,500 compared with $21,700 in the same quarter of the prior fiscal year. The gross margin percentage declined from 49.0% in the prior year to 32.9% in the current period, due primarily to product mix. Product mix is expected to be the most significant factor affecting variability in our overall margins in future periods. Our margins on the sale of finished packaged products, such as our ready to use hard surface disinfectants, and on the sale of blending systems, are less than the margins on the sale of bulk products such as our SDC concentrate. In future periods, as SDC becomes used as an ingredient in third party products in addition to being sold as a ready to use disinfectant, we expect sales of bulk concentrate to contribute a greater proportion of our revenues.

Operating costs increased by 5.3%, from $912,900 in the three months ended April 30, 2006, to $961,000 in the three months ended April 30, 2007. Within these aggregate operating costs, selling expenses declined by $44,000, to $124,800 in the current quarter compared with the same three months of the prior fiscal year. The decrease in selling expenses is primarily due to a reduction in third party expenses and options issued for services. No options were issued for selling services during the three months ended April 30, 2007. General and administrative expenses increased by $170,900, to $582,600 in the three months ended April 30, 2007, compared with the three months ended January 31, 2006. Included in the increase in general and administrative expense are payroll and other investments in corporate infrastructure, including investments necessary to support our facility reconstruction. Additionally, third party expenses for legal services, investor relations, public relations, insurance and accounting all increased in the three months ended April 30, 2007 compared with the same period in the prior year. Included in general and administrative expenses for the three months ended January 31, 2007 is $2,465 of employee stock option expense. Research and development costs, including patent, license and product registration expenditures, decreased in the three months ended April 30, 2007 by 23.7% to $253,600, compared with the three months ended April 30, 2006. The decrease in expense is primarily due to options which were issued for formulation consulting services in the three months ended April 30, 2006. No options were issued for research and development services during the three months ended April 30, 2007. Our research and development expense primarily includes costs associated with the continuing development of our silver dihydrogen citrate technology and related investments in patents, licenses, product registrations with regulatory agencies, and in formulation and method development.

Our loss from operations before taxes increased by $26,300, from a loss of $891,200 in the three months ended April 30, 2006 to a loss of $917,500 in the three months ended April 30, 2007. Other income improved by $21,400 for the three months ended April 30, 2007 compared with the prior year, primarily due to increased interest income. We made no income tax provision related to the periods ending April 30, 2007 or 2006, as any tax liabilities are offset by current period losses or available federal and California net operating loss carry-forwards. As a result, our net loss after taxes increased by $4,900, from a net loss of $871,500 for the three months ended April 30, 2006 to a net loss of $876,400 for the three months ended April 30, 2007.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2007 VERSUS NINE MONTHS ENDED APRIL 30, 2006
During the nine months ended April 30, 2007 revenues of $328,800 increased by $170,000, or 107%, compared with the nine months ended April 30, 2006. 92% of sales for the three months ended April 30, 2007 were made to four strategic partners that are also developing markets for our products.

Gross profit for the nine months ended April 30, 2007 was $113,000, compared with $92,300 in the same period of the prior fiscal year. The gross margin percentage declined from 58.1% in the prior year to 34.4% in the current period, due primarily to product and customer mix. During the nine months ended April 30, 2007, a significantly higher proportion of revenues were from finished packaged products and blending systems than in the same period of the prior fiscal year, when bulk concentrate contributed a higher proportion of sales.

Operating costs increased by 19.8%, from $2,504,800 in the nine months ended April 30, 2006, to $3,003,300 in the nine months ended April 30, 2007. Within these aggregate operating costs, selling expenses increased by $113,100, to $523,500 in the current period compared with the same period in the prior fiscal year. The increase in selling expenses is primarily due to fees and prepaid option expense amortization and other costs associated with the introduction of silver dihydrogen citrate products to new partners, and to product launches. General and administrative expenses increased by $326,400, to $1,604,800 in the nine months ended April 30, 2007, compared with the nine months ended April 30, 2006. The major factors in this increase are consulting fees and option expenses related to investments in corporate infrastructure, and increases in third party expenses for legal services, investor relations, public relations, insurance and accounting, which were partially offset by the issuance of stock options and recognition of other expenses in the nine months ended April 30, 2006 for investor relations and investment consulting services incurred in advance of our March 2006 private placement. Included in general and administrative expenses for the nine months ended April 30, 2007 are non-cash items including $4,930 of employee stock option expense and $91,250 of expense for the issuance of options in exchange for manufacturing and facility development consulting services. Research and development costs, including patent, license and product registration expenditures, increased for the nine months ended April 30, 2007 by 7.2% to $874,900, compared with the same period in the prior fiscal year, primarily due to additional testing expenses to support regulatory filings.

Our loss from operations before taxes increased by $477,800, from a loss of $2,412,500 for the six months ended April 30, 2006 to a loss of $2,890,200 for the six months ended April 30, 2007. Other income was $126,100 greater for the three months ended April 30, 2007 than in the same period of the prior year, due primarily to increased interest income. Additionally, income from legal settlements was offset by capital asset write-downs associated with our facility reconstruction and infrastructure investments. We made no income tax provision related to the periods ended April 30, 2007 or 2006, as any tax liabilities were offset by current period losses or available federal and California net operating loss carry-forwards. As a result, our net loss after taxes increased by $351,600, from a net loss of $2,400,100 for the nine months ended April 30, 2006 to a net loss of $2,751,800 for the nine months ended April 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES
From inception through the present, we have financed our operations primarily through our initial public offering in August of 1996, by subsequent private placement common stock sales, through lines of credit and the issuance of debentures, and in May 2005 by the sale of our Water Treatment Division. We currently have no long-term debt.

As at April 30, 2007, we had current assets of $2,587,800, a decrease of $2,478,800 from July 31, 2006. Cash and cash equivalents at April 30, 2007 were $2,230,500 after net cash outflows for the nine month period from July 31, 2006 of $2,489,800.

During the nine months ended April 30, 2007, cash used in operating activities was $1,938,100, compared with $1,541,400 during the same period in the prior fiscal year. During the prior year we received $332,500 in amounts related to the May 2005 sale of our Water Treatment Division, however if these amounts are excluded our operating cash outflow for the nine months ended April 30, 2006 was $1,876,800.

During the nine months ended April 30, 2007, cash used in investing activities was $907,500, compared with $107,400 used in investing activities during nine months ended April 30, 2006. In addition to $67,400 invested in capitalized patents, during the current fiscal year we have spent approximately $524,000 to redevelop the manufacturing and office areas of our El Cajon facility, and to purchase additional manufacturing assets. We have significantly expanded our SDC manufacturing capability and installed SDC concentrate, blending and packaging equipment based on our anticipated needs. We have also improved our computer hardware and software infrastructure. During the nine months ended January 31, 2007 we wrote down the value of our capitalized property, plant and equipment by approximately $200,000 based on our evaluation of obsolescence and assets that were replaced during our facility redevelopment. As a result, property, plant and equipment on the consolidated balance sheets at April 30, 2007 grew by $633,326 over the nine month period from July 31, 2006.

Other assets during the nine months ended April 30, 2007 declined by $279,200, primarily due to $224,400 of prepaid consulting amortization (See Note 6 to the consolidated financial statements) and an excess of patent amortization over patent investment. The capitalized value of patents and licenses at April 30, 2007, primarily related to our silver dihydrogen citrate technology, was $2,081,900, a decline of $54,800 from July 31, 2006.

During the nine months ended April 30, 2007, cash flows from financing activities were $355,815. $347,690 was received from the exercise of options by non-employees on 438,000 shares of common stock at an average exercise price of $0.79 per share, and $8,125 was received from the exercise of options by employees on 16,250 shares of common stock at an average exercise price of $0.50 per share. In the corresponding period of the prior fiscal year, net cash provided by financing activities was $7,041,600, which consisted of $6,766,600 from the sale of 4,992,208 shares of common stock in private placements and $275,000 from the exercise of 436,833 shares of common stock underlying options and warrants.

At April 30, 2007 we had current liabilities of $521,900, an increase of $110,000 from July 31, 2006, primarily due to the timing of the payment of accounts payable.

RISKS RELATED TO OUR CAPITAL RESOURCES
At April 30, 2007, we had current assets of $2,587,800, current liabilities of $521,900 and no outstanding long-term debt; however we do not yet have significant cash inflows from product sales to offset our ongoing planned investments in infrastructure, manufacturing capacity, product launches, research and development projects and regulatory submissions, among other investments.

We may need to seek additional capital through the issuance of equity, debt, convertible securities or through other means, any one of which could reduce the value to us, perhaps substantially, of the commercialization of our bioscience technology. The issuance of equity, debt or convertible securities could also lead to a reduction in the value of shares held by our existing shareholders and/or the dilution of their proportionate share of the company’s securities. There is no guarantee that we would be able to obtain capital on terms acceptable to us, or at all. Insufficient funds could require us to delay, scale back or eliminate some or all of our research and product development programs, license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, or to reduce or cease operations.

RISKS RELATED TO OUR OPERATIONS
We had a loss of $3,680,500 from continuing operations before taxes in the fiscal year ending July 31, 2006, and a loss of $2,751,800 before taxes in the nine months ended April 30, 2007. We may continue to have losses in the future. If our revenue growth is slower than anticipated or operating expenses exceed expectations, it may take an unforeseen period of time to achieve or sustain profitability and we may never achieve or sustain profitability. Slower than anticipated revenue growth from new products would force us to scale back research, testing, product development and marketing of new products, at which time we would reduce the size and scope of our operations, or cease operations. We are currently investing in expansion and improvement of our manufacturing facility, and to a lesser extent our office space, and our future revenues may not provide an adequate return, if any, on such investments.

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

Our technology also shows promise as a broad-spectrum antimicrobial for use in human and veterinary healthcare products. We are pursuing certain approvals through the U.S. Food and Drug Administration (FDA) by partnering with Therapeutics, Incorporated, which has assumed responsibility for the testing and regulatory process for selected potential FDA regulated silver dihydrogen citrate-based products. We expect that the development of SDC-based products could lead to multiple IND, NDA and/or 510-K filings for silver dihydrogen citrated-based healthcare products with the FDA. In December 2006 Therapeutics submitted an Investigational New Drug (IND) application with the FDA for an SDC-based hand sanitizer, to enable initiation of the first clinical trial of a product containing SDC as an active pharmaceutical ingredient. After reviewing the submission the FDA determined that the product testing in man may begin as proposed. However, the FDA and comparable agencies in many foreign countries impose substantial limitations on the introduction of new products through costly and time-consuming laboratory and clinical testing and other procedures. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. There is no guarantee that either Therapeutics, Incorporated, any other potential partner, or ourselves will be able to obtain the resources necessary to further develop our technology or obtain regulatory approvals, or that the products will meet the strict criteria imposed by the FDA. It may be several years before we are able to introduce any FDA regulated antimicrobial pharmaceutical products, if at all.

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

OTHER RISKS RELATED TO INVESTING IN OUR SECURITIES
As of May 31, 2007, Michael L. Krall, our President and Chief Executive Officer, beneficially owned, including exercisable options, approximately 9% of our common stock. As of the same date, our directors and officers as a group beneficially owned, including exercisable options and warrants, approximately 27% of our common stock. As a result, our management, and Mr. Krall in particular, are in a position to significantly influence the direction and policies of the Company, the election of the Board of Directors of the Company and the outcome of any other matters requiring stockholder approval.

Since going public in August 1996, the price and trading volume of our common stock has been highly volatile. The price has ranged from below $1 per share to over $7 per share. In addition, the monthly trading volume has varied from under 200,000 shares to over 4.4 million shares. During the twelve months prior to June 2007, the daily closing price of our common stock has ranged from $1.38 to $3.18, and the monthly trading volume has varied from approximately 1.45 million shares to approximately 4.46 million shares. This volatility could adversely affect an investor’s ability to sell shares of our common stock, and the available price for such shares, including resulting in lower prices being available to an investor if the investor desires to sell their shares at any given time.

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

We have approximately 11,330,698 shares of common stock reserved for issuance, which includes shares under equity compensation plans, vested and unvested options, and warrants. These shares have a weighted-average exercise price of approximately $1.25. Approximately 13,873,997 shares of common stock remain available for future issuance under equity compensation plans or otherwise. The exercise of options and common stock purchase warrants, and the sale of underlying shares, could have an adverse effect on the market for our common stock.

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer concluded that our disclosure controls and procedures were effective.

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

PURE BIOSCIENCE
By: /s/ Michael L. Krall Michael L. Krall, President/CEO June 12, 2007 By: /s/ Andrew J. Buckland Andrew J. Buckland, CFO/Principal Accounting Officer June 12, 2007