Form 10KSB
period 2007-07-31
PURE BIOSCIENCE
filed 2007-10-29
CIK 1006028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2007

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 0-21019

PURE Bioscience
(Exact name of registrant as specified in its charter)

California	33-0530289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1725 Gillespie Way, El Cajon, California 92020
(Address of principal executive offices, including Zip Code)

(619) 596-8600
(Registrant's Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [_]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [_] No [X]

The issuer’s revenues for its most recent fiscal year: $336,392

Aggregate market value of the voting stock held by non-affiliates of the registrant: Approximately $187,751,700 as of October 25, 2007.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: 26,963,901 of common stock as of October 25, 2007.

Documents incorporated by reference: Certain Exhibits

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview
PURE Bioscience began as a provider of pharmaceutical water purification products for the pharmacy market. In 2000 we commenced investments in the development of novel bioscience technologies, and subsequent to the May 2005 sale of our Water Treatment Division we have been exclusively focused on the development and commercialization of our current and future bioscience products.

We are expanding into markets with broad potential by developing new, proprietary bioscience products based upon our patented silver ion antimicrobial technologies and to a lesser extent our patent-pending boric acid based pesticide technologies. We are developing technology-based bioscience products, including our silver dihydrogen citrate-based antimicrobials, which we believe will provide best in class, non-toxic solutions to numerous global health challenges and represent innovative advances in diverse markets. We believe that our technologies are in a position to contribute significantly to today’s global trend toward industrial and consumer use of “green” products, while providing competitive advantages in efficacy and safety.

Bioscience Technologies
Our flagship bioscience technology is an aqueous disinfectant, silver dihydrogen citrate (SDC). A patented new molecular entity, SDC is an electrolytically generated source of stabilized ionic silver that can serve as the basis for a broad range of products in diverse markets. SDC liquid is colorless, odorless, tasteless, non-caustic and formulates well with other compounds. As a platform technology, our SDC-based antimicrobial is distinguished from competitors in the marketplace because of its superior efficacy combined with reduced toxicity. We are producing and plan to expand the production of pre-formulated, ready-to-use products for private label distribution, as well as varying strengths of SDC concentrate as an additive or raw material for inclusion in other companies’ products, including as an active pharmaceutical ingredient. In addition to SDC, we have obtained patent protection for ionic silver-based molecular entities utilizing 14 other organic acids, in addition to citric acid.

We are also developing a patent-pending pesticide technology, Triglycylboride™ which, like SDC, provides effective results without human toxicity and is an alternative to traditional poisons. Triglycylboride has been formulated into EPA registered RoachX® and AntX™, the key products in our Innovex® line of pest control products.

History
PURE Bioscience was incorporated under the name of Innovative Medical Services in the State of California on August 24, 1992, to pursue the business of manufacturing and marketing the Fillmaster, a pharmaceutical water purification product, and subsequently other advanced technologies to the pharmacy industry, and later to other healthcare markets and retail consumers.

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

In 2001, the first U.S. patent covering the basic SDC formulation and the method of making was issued, and Environmental Protection Agency (EPA) registration was obtained for the 2400-parts per million (ppm) technical grade SDC concentrate (trade name Axenohl®) as well as for the initial Axen® hard surface disinfectant product for commercial, industrial and consumer applications including restaurants, homes and medical facilities.

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

In July 2003 we received a second U.S. patent granted for SDC. U.S. patent 6,583,176 was issued on June 24, 2003 and covers the formulation of the aqueous disinfectant in combination with ethyl alcohol. U.S. patent 6,583,176 is a division of the first U.S. patent 6,197,814 issued on March 6, 2001 covering the basic SDC formulation and the method of making.

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

In December 2004, we received registration of our silver dihydrogen citrate-based hard surface disinfectant from the California Department of Pesticide Regulation. The product had been previously registered in each of the 49 other states. With registration in all 50 states, we or our sub-registrants are able to market our hard surface disinfectant nationwide.

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

During the year ended July 31, 2007 we redeveloped our manufacturing facility and significantly expanded our SDC manufacturing capacity. In addition we invested in manufacturing equipment, including a new automated blending and packaging operation, that allows us to produce finished, labeled products. Subsequent to the end of the fiscal year we announced that our manufacturing facility and process for the production of pharmaceutical-grade SDC concentrate as an Active Pharmaceutical Ingredient had received Current Good Manufacturing Practice (cGMP) certification.

In August 2007, the U.S. Patent and Trademark Office issued a patent covering our process of manufacturing complexes of electrolytically generated stabilized ionic silver with 14 additional organic acids, specifically identifying 14 new complexes. In addition to expanding future product opportunities, the new patent expands the scope of protection of the SDC patent portfolio.

Principal Products and Markets

Silver Dihydrogen Citrate.   Our flagship technology is a patented, aqueous antimicrobial called silver dihydrogen citrate (SDC). SDC is an electrolytically generated source of stabilized ionic silver that can serve as the basis for a broad range of products in diverse markets. Colorless, odorless, tasteless and non-caustic, the aqueous SDC formulates well with other compounds. We produce and have begun to market, through our distributors, pre-formulated, ready-to-use product for private label distribution, as well as varying strengths of SDC concentrate as an additive or raw material for inclusion in other companies’ products.

We currently have Environmental Protection Agency (EPA) registration for our 2400-parts per million (ppm) technical grade SDC concentrate (trade name Axenohl) as well as for our Axen and Axen30 hard surface disinfectant products for commercial, industrial and consumer applications including restaurants, homes and medical facilities. The Axen30 EPA registration includes claims such as a 30-second kill time on standard indicator bacteria, a 24 hour residual kill on standard indicator bacteria, a 2-minute kill time on some resistant strains of bacteria, 10-minute kill time on fungi, 30-second kill time on HIV Type I, and 10-minute kill time on other viruses. These claims distinguish the efficacy of Axen30 from many of the leading commercial and consumer products currently on the market, while maintaining lower toxicity ratings. Based on the EPA toxicity categorization of antimicrobial products that ranges from Category I (high toxicity) down to Category IV, Axen30, with its combination of the biocidal properties of ionic silver and citric acid, is an EPA Category IV antimicrobial for which precautionary labeling statements are normally not required. This compares with Category II warning statements for most leading brands of antimicrobial products

The tests conducted to obtain the EPA registration were performed by nationally recognized independent laboratories Nelson Laboratories of Salt Lake City, Utah and AppTec ATS of St. Paul, Minnesota, under AOAC protocol and GLP regulations in accordance with EPA regulations. Specific Axen test results include:

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

In June 2004, we received EPA registration to expand claims made for our Axen30 hard surface disinfectant to include use on hard surfaces in childcare facilities. The EPA previously approved Axen30 for disinfection of hard surfaces including those in restaurants, homes and medical facilities. Expanded use claims for our Axen30 disinfectant feature children’s toys, toy boxes, play tables and activity centers, jungle gyms, playpens, child car seats, strollers and diaper changing tables. The EPA’s registration of such sensitive use sites emphasizes the “least-toxic” characteristics of Axen30 while expanding its versatility in the professional and consumer disinfection markets. We are currently investigating market opportunities for products in the childcare segment which includes daycare centers, preschools, schools, gymnasiums and children’s activity centers.

During the year ending July 31, 2007 we began a program whereby we utilize our expertise to source, assemble and build SDC blending systems for sale to our distributors. These systems allow our distributors to blend our SDC concentrate into lower concentrations, thereby significantly reducing the cost of shipping products from our El Cajon facility, particularly for overseas markets. No information regarding the method of making SDC is passed to our distributors as in all of our third party agreements we are, and intend to continue to be, the sole manufacturer and sole source of SDC concentrate.

We plan to pursue additional EPA and FDA regulatory approvals for other applications. For example, in September 2003, we announced an agreement with Therapeutics, Incorporated, a drug development company based in La Jolla, California, for the development and commercialization of certain Food and Drug Administration (FDA) regulated silver dihydrogen citrate-based products. Therapeutics, Incorporated funds and directs all development activities and FDA regulatory filings under the agreement, initially focusing on development of silver dihydrogen citrate-based products for the treatment of bacterial, viral and fungal mediated diseases and conditions. In May 2004, Therapeutics, Incorporated began development of SDC within the first two groups of products subject to FDA regulation; women’s health products and acne products. In May 2006 we announced that we had expanded our joint development initiative with Therapeutics, Inc. to include development of SDC as an active pharmaceutical ingredient in products for treatment of dermatophytoses such as Tinea pedis (athlete’s foot), onychomycosis (nail fungus), among others, as well as development of antimicrobial skin wash products, beginning with a hand sanitizer. In December 2006 Therapeutics submitted an Investigational New Drug (IND) application with the FDA for an SDC-based hand sanitizer, to enable initiation of the first clinical trial of a product containing SDC as an active pharmaceutical ingredient. After reviewing the submission the FDA determined that the product testing in man may begin as proposed. Multiple hand sanitizer formulations containing SDC are currently being tested for safety and efficacy in proof of concept studies. We do not currently anticipate any additional IND applications to the FDA under our agreement with Therapeutics, Inc. for products containing SDC until 2008.

Our SDC technology also shows promise as a broad-spectrum antimicrobial for multiple other medical indications, including wound and burn care, as well as for dental and veterinary indications, though these opportunities are not currently under active development.

In September 2007, we announced that we had developed a new SDC-based antimicrobial product that provides what we believe to be the first 24-hour residual protection against norovirus. The highly concentrated product is designed to be mixed with water at the point of use to create a low toxicity hard surface antimicrobial. We intend to initially market, through a distributor relationship, the product, under the name Cruise Control™, to the cruise ship industry, which in recent years has suffered significant economic and reputation damage as a result of common and well-publicized outbreaks of norovirus. We commissioned an independent, third-party study entitled “Residual Virucidal Efficacy of a Disinfectant for Use on Inanimate Environmental Surfaces Utilizing Feline Calicivirus as a Surrogate Virus for Norovirus.” The study was conducted by the nation’s leading third party microbiology and virology testing laboratory in accordance with U.S. Environmental Protection Agency Good Laboratory Practice regulations. The testing laboratory modified an existing EPA protocol for testing bacterial residual efficacy to a protocol that appropriately evaluated the residual efficacy of our new formulation against the Feline Calicivirus. Our new disinfectant demonstrated greater than 99.9999% reduction in viral titer of Feline Calicivirus after 12 hours and at least a 99.98% reduction after 24 hours.

Triglycylboride™   In addition to our antimicrobial technology, we market and are developing a line of pesticide technologies. Like the silver dihydrogen citrate antimicrobial technology, we believe the boric acid based pesticides may offer competitive advantages in the market place with regard to efficacy when compared to leading brands, while maintaining lower toxicity ratings.

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

Marketing efforts behind these products to date, and resulting sales, have been limited. We believe that investment in additional formulations, greater marketing efforts and wider distribution could result in significantly greater sales and profits than we have historically achieved with the technology. We continue to evaluate such investments, however in recent years we have focused our resources on the development of SDC, which we believe has greater market potential than the Triglycylboride technology. If we decide not to make such investments ourselves, we may pursue alternatives for our Triglycylboride technology that could include discontinuing to actively market the Innovex line of products and selling or licensing our rights to the technology.

Competition
The markets for silver dihydrogen citrate and pesticide products are highly competitive. The markets in which we will sell any such products are dominated by a number of large, well-capitalized global corporations, which may impact our ability to successfully market our products or maintain any technological advantage we might develop. We, or our distributors, would need to invest significant resources in order to attempt to displace traditional technologies sold by what are in many cases well-known international industry leaders. Alternatively, we may pursue strategies in selective markets of encouraging existing competitors to incorporate our products into their existing brands, thereby reducing the proportion of end-use revenues that would accrue to us. To the extent that we were to grant any existing competitor exclusivity to any field and/or territory, we would risk having our technology marketed in a manner that may be less than optimal for us. We recognize that innovative marketing methods are required in order to establish our products, and that such methods may not be successful, or as successful as we may believe should be achievable based upon the true potential for our technology.

Patents and Intellectual Property
We own and have several patents pending related to our silver dihydrogen citrate (SDC) technology, and we have a patent pending for RoachX and related pesticide products.

The first U.S. patent for silver dihydrogen citrate was issued on March 6, 2001 covering the disinfectant and its method of making. In June 2003, we received a second U.S. patent granted for silver dihydrogen citrate that covers the formulation of the aqueous disinfectant in combination with ethyl alcohol. In addition, PURE has received patents in Australia, New Zealand, the Russian Federation and China as well as in the ARIPO (African Regional Industrial Property Organization), the EAPC (Eurasian Patent Community), the OAPI (Organisation Africaine de la Propriete Intellectuelle) and multiple Eastern European countries. Patent applications are pending in Brazil, Canada, China, Japan, Mexico and the EPO (European Patent Office).. These foreign patent applications were filed through the Patent Cooperation Treaty and were published by the World Intellectual Property Organization (www.wipo.org) as Number WO 99/18790 on April 22, 1999.

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

In August 2004, we filed a utility patent application to protect our SDC disinfectant in combination with other antimicrobial compounds, including quaternary ammonia, oxidizers or halogens such as chlorine, bromine or iodine. In addition, we filed the foreign patent application for this utility patent through the Patent Cooperation Treaty. In February 2006, we entered the international application into national phase in Australia, Canada, China, Europe, Japan, Israel, India, Mexico, New Zealand, Norway, South Korea, Singapore, and South Africa.

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

In May 2005, a U.S. patent was granted covering SDC in a process for treating water. In June 2005, we filed a utility patent application to protect our SDC technology in home care and personal care products. In September 2005, we filed the international patent application through the Patent Cooperation Treaty. In March 2007, we entered the international application into national phase in Albania, Australia, Brazil, Canada, China, Costa Rica, the EAPC (Eurasian Patent Community), Europe, Hong Kong, Indonesia, Israel, India, Japan, South Korea, Mexico, Norway, New Zealand, the OAPI (Organisation Africaine de la Propriete Intellectuelle), Philippines, the Russian Federation, Singapore, Viet Nam and South Africa.

In August 2007, a U.S. patent was granted covering our process of manufacturing complexes of electrolytically generated stabilized ionic silver with other organic acids, specifically identifying 14 new complexes.

A patent application for RoachX and related products was filed in February 1998 to protect a non-aqueous form of insecticide consisting of a desiccant, preferably boric acid, with additional ingredients for binding, stability and target insect attraction.

We own the registered trademarks or trademark applications for PURE Bioscience®, Powered by SDC Ag+™, Staph Attack®, Staphacide™, Axenohl®, Axen®, Silvérion®, Kinderguard™, Cruise Control™, Innovex®, RoachX®, AntX™, TrapX® and Medifier™.

Manufacturing
We manufacture and blend the silver dihydrogen citrate products in our manufacturing facility at our corporate headquarters in El Cajon, California. We manufacture the SDC concentrate exclusively in our facility and plan to maintain all concentrate manufacturing in-house. During the year ended July 31, 2007 we completed a redevelopment and expansion of our manufacturing facility and significantly expanded our SDC manufacturing capacity. Subsequent to the end of the fiscal year we announced that our manufacturing facility and process for the production of pharmaceutical-grade SDC concentrate as an Active Pharmaceutical Ingredient had received Current Good Manufacturing Practice (cGMP) certification.

In addition to the processes for manufacturing concentrate, during the year ended July 31, 2007 we invested in manufacturing equipment, including a new automated blending and packaging operation, that allows us to produce finished, labeled products, although we outsource some blending and packaging operations and may continue to outsource such operations to one or potentially multiple third parties. We outsource such operations where it is economically advantageous to us and to our customers, particularly in regard to the reduction of shipping costs. Silver, the primary active ingredient in SDC, is a readily available commodity, and the other active and inactive ingredients are readily available from chemical supply companies.

We manufacture RoachX, AntX and TrapX in our manufacturing facility at our corporate offices, and outsource some of the packaging functions. In future periods we may outsource manufacturing operations for the production of these products. The active and inactive ingredients are readily available through multiple manufacturers in the U.S. and overseas.

Research and Development
All in-house Research and Development (“R&D”) costs, and outside legal costs for maintaining approved patents, are charged to operations when incurred and are included in operating expenses. Outside legal costs and filing fees related to obtaining patents are capitalized as incurred. The total amounts capitalized for pending patents was $204,200 and $111,100 in the fiscal years ended July 31, 2007 and 2006, respectively. The cumulative cost of acquiring patents is amortized on a straight-line basis over the estimated remaining useful lives of the patents, generally between 17 and 20 years from the date of issuance. At July 31, 2007 the weighted average remaining amortization period for all patents was approximately 12.5 years. Amortization expense for the years ended July 31, 2007 and July 31, 2006 was $164,500 and $157,400 respectively. Expense charged to R&D was $1,220,800 and $1,193,900 in the fiscal years ended July 31, 2007 and 2006, respectively.

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

Internationally, we, our distributors or our partners will have to obtain and maintain all necessary regulatory approvals or registrations in each specific country, to enable our products to be sold in, or into, that country. Our technology may also face import restrictions or burdens, which may change from time to time.

Employees
As of October 25, 2007, we employed sixteen people, fifteen of whom were full-time employees.

Company Website
We maintain a website at www.purebio.com. We make our periodic and current reports available free of charge on our website as soon as is reasonably practical after such reports are filed with the Securities and Exchange Commission. Information contained on, or accessible through, our website is not part of this report or our other filings with the SEC.

ITEM 2. PROPERTIES
Our business operates in a 13,200 square foot facility located in a light industrial/office park in El Cajon, California. This location houses all administrative, manufacturing and warehousing functions. In May 1996, we entered into an operating lease agreement for the premises, with an unaffiliated third party, which expired under extension in October 2006.

As part of the agreement to sell the assets of the Water Treatment Division to Innovative Medical Services, LLC, in May 2005 we entered into a sublease agreement with IMS LLC, under which IMS LLC occupied approximately 28% of the square footage of the facility and paid us approximately $3,800 per month in rent. IMS LLC vacated the space in September 2006 and we are now operating in the full 13,200 square feet of the facility. In January 2007 we commenced a new sixty month operating lease for the facility.

During the year ending July 31, 2007, we made significant improvements to the manufacturing areas to expand our manufacturing capacity and warehousing operations.

ITEM 3. LEGAL PROCEEDINGS
We are not currently involved in any material legal proceedings that could result in claims against us. However, we may be subject to various legal actions and claims arising in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to shareholders in the fourth quarter of the fiscal year.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(1)	Market Information: PURE Bioscience’s common stock is traded on the Bulletin Board under the symbol “PURE.”

(2)	High and Low Bid Prices: The following table sets forth high and low bid prices for each fiscal quarter, for the last two fiscal years as reported on Yahoo! Finance. Such quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

Fiscal 2007			Fiscal 2006
Quarter Ended	High	Low	Quarter Ended	High	Low
July 31, 2007	$3.85	$2.30	July 31, 2006	$2.99	$1.30
April 30, 2007	$2.49	$1.65	April 30, 2006	$3.09	$1.22
January 31, 2007	$2.80	$1.66	January 31, 2006	$1.49	$0.70
October 31, 2006	$2.27	$1.26	October 31, 2005	$1.05	$0.68

(3)	Security Holders: As of October 25, 2007, we had approximately 239 holders of record of our common stock. This does not include beneficial owners holding common stock in street name. The closing price per share on October 25, 2007 was $7.40.

(4)	Dividend Plans: We have paid no common stock cash dividends and have no current plans to do so.

(5)	Preferred Stock: There are no shares of preferred stock presently outstanding.

(6)	Recent Sales of Unregistered Securities:

On October 19, 2007 we closed on the sale of 1,677,596 unregistered securities units to accredited investors, at $5.03 per unit. Each unit consisted of one share of PURE Bioscience common stock and one quarter of a five-year warrant to purchase PURE Bioscience common stock at $7.17 per share. A total of 419,394 such five-year warrants were issued to the investors. Additionally, a five-year warrant to purchase 167,776 shares of common stock at $8.60 per share was issued to Taglich Brothers, Inc. as the placement agent. The gross proceeds of the sale were $8,438,328 and the net proceeds, after fees and expense, were $7,720,743. Neither the shares of common stock, nor the common stock underlying the warrants, are registered as of October 25, 2007. We have agreed to file a registration statement with the Securities and Exchange Commission within ninety days of the closing for the purpose of registering for resale the common stock issued and sold in the private placement and the shares underlying the warrants issued to both the investors and the placement agent.

(7)	Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation
plans approved by
security holders	4,900,000	$0.79	6,706,061

Equity compensation
plans not approved by
security holders	4,816,868	$2.29	1,678,000

Total	9,716,868	$1.53	8,384,061

The following equity compensation plans have not been approved by security holders:

1.	2001 ETIH2O Stock Option Plan: Adopted by the Board in January 2001, there are 1,000,000 shares authorized under this Plan. The options have a five-year term with vesting ratably over a five-year period. Executive Officers and Directors are not eligible participants under this plan.

2.	2001 Consultants and Advisors Stock Option Plan: Adopted by the Board in January 2001, there are 500,000 shares authorized under this Plan. The options have a five-year term with vesting ratably over a five-year period. Executive Officers and Directors are not eligible participants under this plan.

3.	2004 Consultants and Advisors Stock Option Plan: Adopted by the Board in April 2004, there are 2,000,000 shares authorized under this plan. The options have a five-year term with vesting ratably over a five-year period. Executive Officers and Directors are not eligible participants under this plan.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial statements presented herein, and discussed below, have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America.

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled “Competition” and elsewhere in this Form 10KSB. Our consolidated financial statements include the financial data of PURE Bioscience and ETI-H2O Corporation. There were no financial transactions associated with our other subsidiary legal entities during the periods presented. The following discussion and analysis should be read in conjunction with the audited financial statements of PURE Bioscience.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JULY 31, 2007 VERSUS YEAR ENDED JULY 31, 2006
PURE Bioscience began as a provider of pharmaceutical water purification products. Our historical revenues were primarily derived from the Water Treatment business prior to its sale in May 2005; however, our business is now focused on investing in broader markets with novel, proprietary bioscience products based upon our patented silver ion antimicrobial technologies and to a significantly lesser extent our patent pending boric acid based pesticide technologies.

We are at an early stage in the development and marketing of our bioscience technologies in highly competitive markets, and we anticipate that market acceptance of our novel technology may be a long term achievement. Even when our antimicrobial products have been approved by regulatory authorities and are available for commercial sale, there is often an extended period of time in which potential users formulate and test them before committing to significant purchases. Each formulation of our products requires regulatory approval for each respective jurisdiction in which it is sold, and in addition to competitive challenges, we believe that the investment necessary for us to research, test and obtain regulatory approvals for our antimicrobial products will continue to be significant. However, we believe we are in a position to accelerate additional regulatory approvals and negotiate distribution, development and marketing agreements for the inclusion of our silver dihydrogen (SDC) and related technology into multiple global products.

In November 2001, we acquired the patent for SDC, a silver ion based technology which is the basis for our silver ion products, from NVID International, Inc. In October 2003, we filed an arbitration action against NVID International and other parties and in November 2004 we won a $14.2 million award against NVID International through the American Arbitration Association International Centre for Dispute Resolution. We believe it is unlikely that we will ever be able to collect any part of this award, and we have therefore not recorded any amount as an asset on the consolidated balance sheets as at July 31, 2006 or 2007.

In October 2005, we received a further $3.4 million award plus costs of $241,000 resulting from a binding arbitration proceeding against Falken Industries. In October 2006, we entered into a settlement agreement with Falken Industries, and all arbitrations and any related appeals between or among the parties have subsequently been dismissed. No part of this award was recorded as an asset on our consolidated balance sheets at July 31, 2006 or 2007.

Effective May 25, 2005, we sold the assets of the Water Treatment Division to Maryland-based Innovative Medical Services, LLC (“IMS LLC”) for $2,375,000. During the year ended July 31, 2006 we received $200,000 plus interest on a promissory note, and reimbursement of $132,500 from IMS LLC for working capital we had provided subsequent to the sale. During the year ended July 31, 2006, we also determined the actual income tax liability on the operation and sale of the Water Treatment Division for the year ended July 31, 2005 to be $129,990 less than had been estimated at the prior year’s balance sheet date, and therefore recorded an adjustment of this amount for the year ended July 31, 2006 on the face of the Statement of Operations as an additional income tax provision within continuing operations, with a corresponding and offsetting income tax benefit to discontinued operations. See Note 9 to the consolidated financial statements included in this Report on Form 10K-SB for a more detailed discussion of the tax consequences of the sale of the Water Treatment Division. There were no further financial transactions associated with the sale of the assets of the Water Treatment Division during the fiscal years ended July 31, 2006 or 2007.

For the year ended July 31, 2007 revenues of $336,400 increased by $136,000, or 68%, compared with the year ended July 31, 2006. 90% of sales for the year ended July 31, 2007 were made to four strategic partners that are pursuing regulatory approvals and developing markets for our products. Gross profit for the year ended July 31, 2007 was $115,300, compared with $94,700 in the same period of the prior fiscal year. The gross margin percentage declined from 47.3% in the prior year to 34.3% in the current period, due primarily to product and customer mix. During the year ended July 31, 2007, a higher proportion of revenues were from finished packaged products and blending systems than in the same period of the prior fiscal year, when bulk concentrate contributed a higher proportion of sales.

Operating costs increased by 30.2%, from $3,807,400 in the year ended July 31, 2006, to $4,956,100 in the year ended July 31, 2007. Within these aggregate operating costs, selling expenses increased by $329,000, to $899,100 in the current period compared with the prior fiscal year. The increase in selling expenses is primarily due to fees and stock option expense, and other costs associated with the introduction of silver dihydrogen citrate products to new partners. General and administrative expenses increased by $792,900, to $2,836,200 in the year ended July 31, 2007, compared with the year ended July 31, 2006. During the year ended July 31, 2007 we incurred non-cash expense of $793,900 for stock options granted to Officers and Directors during the year, based on their Black-Scholes valuation at the grant date, including a grant made to a new Director and stock awarded to Directors based on the market price of the common stock at the award date. No expense was recorded in the Statement of Operations for awards made to Officers and Directors for the prior fiscal year (See Note 6 to the consolidated financial statements for a discussion of stock based compensation expense for the years ended July 31, 2007 and 2006). In addition, increases in third party expenses for legal services, insurance and accounting in the year ended July 31, 2007 were offset by the issuance of stock options and recognition of other expenses in the year ended July 31, 2006 for investor relations and investment consulting services incurred in advance of our March 2006 private placement. In addition to the stock option and common stock awards made to Officers and Directors, we recognized stock option non-cash expense in general and administrative expenses for the year ended July 31, 2007 of $127,000. Research and development costs, including in-house costs, patent amortization, outside legal costs for maintaining approved patents, and product registration expenditures increased for the year ended July 31, 2007 by 2.3% to $1,220,800, compared with the prior fiscal year. During the year ended July 31, 2007, $25,300 of the costs charged to R&D related to manufacturing and R&D facility overheads incurred during periods in which we were designing and implementing new manufacturing and bottling processes. We do not currently expect our research and development expense to grow significantly in future periods, however if opportunities arise, particularly in the development and testing of new formulations, we will evaluate the need for additional research expenditures based on potential market sizes and our estimation of the likelihood of our technology achieving successful results.

Our loss from operations before taxes increased by $1,128,200, from a loss of $3,712,600 for the year ended July 31, 2006 to a loss of $4,840,800 for the year ended July 31, 2007.

Other income was $156,300 greater for the year ended July 31, 2007 than in the prior year, of which $64,700 was driven by increased interest income from greater average cash balances. Additionally, income from legal settlements was partially offset by capital asset write-downs associated with discontinued software development projects and our facility reconstruction.

The total income tax provision for each of the years ended July 31, 2007 and 2006 were $2,400, the minimum franchise tax paid to the State of California regardless of income or loss. Additionally, for the year ended July 31, 2006 we recorded a $129,990 tax provision on the face of the Statement of Operations within continuing operations, with a corresponding and offsetting income tax benefit to discontinued operations, as discussed above and in Note 9 to the consolidated financial statements included in this Report on Form 10K-SB. All other tax liabilities for the two years presented were offset by current period losses or available federal and California net operating loss carry-forwards. At July 31, 2007, we had federal and California tax net operating loss carry-forwards of approximately $18,855,300 and $8,758,700 respectively. At July 31, 2006, we had federal and California tax net operating loss carry-forwards of approximately $15,170,200 and $5,565,500 respectively. Realization of our deferred tax assets, which relate to operating loss carry-forwards and timing differences, is dependant on future earnings. The timing and amount of future earnings are uncertain and therefore a valuation allowance has been established. The increase in the valuation allowance on the deferred tax asset during the year ended July 31, 2007 was $2,102,200. For a further discussion of our tax position, see Note 9 to the consolidated financial statements.

Our net loss after taxes increased by $972,000, from a net loss of $3,682,900 for the year ended July 31, 2006 to a net loss of $4,654,900 for the year ended July 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES
From inception through the present, we have financed our operations primarily through our initial public offering in August of 1996, by subsequent private placement stock sales, through lines of credit and the issuance of debentures, and in May 2005 by the sale of our Water Treatment Division. At July 31, 2007 we had net working capital (current assets less current liabilities) of $1,191,800 and no long-term debt.

In November 2004, we won a $14.2 million award resulting from a binding arbitration proceeding against NVID International, Inc. through the American Arbitration Association International Centre for Dispute Resolution. We believe it is unlikely that we will ever be able to collect any part of this award, and we have therefore not recorded any amount as an asset on the balance sheets as at July 31, 2006 or 2007.

In October 2005, we received a $3.4 million award plus costs of $241,000 resulting from a binding arbitration proceeding against Falken Industries. No part of this award was recorded as an asset on our consolidated balance sheets as at July 31, 2006 or 2007. In October 2006, we entered into a settlement agreement and all related arbitrations and any related appeals between or among the parties have subsequently been dismissed.

As of July 31, 2007, we had current assets of $1,694,200, a decrease of $3,372,400 from July 31, 2006. Cash and cash equivalents at July 31, 2007 were $735,700, a decline for the fiscal year of $3,984,700. This decline in cash and cash equivalents for the year ended July 31, 2007 is partially offset by an increase of $708,100 in short-term investments. For a further discussion of our short-term investments, see “Cash, Cash Equivalents and Short-term Investments” in Note 1 to the consolidated financial statements.

During the year ended July 31, 2007 cash used in operating activities was $2,672,000, compared with $2,436,400 during the prior fiscal year. Included in the net cash outflows for the year ended July 31, 2006 was the receipt of $332,500 related to the May 2005 sale of our Water Treatment Division.

During the year ended July 31, 2007, cash used in investing activities was $1,787,900, compared with $381,900 used in investing activities during the previous year. $708,100 of the cash used in investing activities during the year ended July 31, 2007 was for the acquisition of short-term investments. We also invested $204,200 in capitalized patents, spent $567,100 to redevelop the manufacturing and office areas of our El Cajon facility, invested approximately $165,000 in additional manufacturing assets that included an automated bottling and labeling line, and purchased a company vehicle for $55,900. During the year we significantly expanded our SDC manufacturing capability and installed SDC concentrate, blending and packaging equipment based on our anticipated needs. During the year ended July 31, 2007 we wrote down the value of our capitalized property, plant and equipment by approximately $168,000, primarily related to discontinued software development projects. As a result, property, plant and equipment on the consolidated balance sheets at July 31, 2007 grew by $615,500 over the capitalized value of property, plant and equipment at July 31, 2006.

Other assets during the year ended July 31, 2007 declined by $346,200, primarily due to $385,900 of prepaid consulting amortization (See Note 8 to the consolidated financial statements). The capitalized value of our patents at July 31, 2007, primarily related to our silver ion technology, was $2,176,400, an increase of $39,700 from July 31, 2006.

During the year ended July 31, 2007, cash flows from financing activities were $475,200. $282,200 was received from the exercise of options by third party service providers on 313,000 shares of common stock at an average exercise price of $0.90 per share, $97,500 was received from the exercise of options by employees on 177,250 shares of common stock at an average exercise price of $0.55 per share, and $95,500 was received from the exercise of options by Officers and Directors on 150,000 shares of common stock at an average exercise price of $0.64 per share. In the prior fiscal year, net cash provided by financing activities was $7,132,800, which consisted of $6,766,600 from the sale of 4,992,208 shares of common stock in private placements and $366,200 from the exercise of 554,333 shares of common stock underlying options and warrants.

At July 31, 2007 we had current liabilities of $502,400, an increase of $90,500 from July 31, 2006, primarily due to the timing of the payment of accounts payable.

RISK FACTORS
You should consider carefully the following information regarding the risks of investing in our common stock, together with the other information contained in this annual report on Form 10KSB and in our other filings with the Securities and Exchange Commission, before you decide to buy or maintain an investment in our common stock. We believe that the risks described below fairly describe the risks that are material to us as of the date of this annual report. If any of the events described below were to occur, our financial condition, results of operations and future growth prospects would likely be materially and adversely affected and the market price of our common stock could decline. As a result you could lose some or all of any investment you may have made or may make in our common stock.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
From time to time our investments may be exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting only of diversified institutional money market mutual funds investing in A-1 (S&P), Prime-1 (Moody’s) or F1 (Fitch) short-term corporate debt obligations; U.S. Treasury Securities, or United States Government obligations issued by or backed by a federal agency of the United States Government. We do not enter into investments for trading or speculative purposes, and our cash is deposited in and invested through highly rated financial institutions in the United States. While our available for sale securities are subject to interest rate risk and would fall in value if market interest rates increased, we estimate that the fair value of our investment portfolio would not decline by a material amount in the event of an increase in market interest rates. We therefore would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

RISKS RELATED TO OUR CAPITAL RESOURCES
At July 31, 2007 we had current assets of $1,694,200, current liabilities of $502,400 and no outstanding long-term debt. We do not yet have significant cash inflows from product sales to offset our ongoing planned investments in corporate infrastructure, research and development projects, regulatory submissions, business development activities, and sales and marketing, among other investments.

On October 19, 2007, subsequent to the end of the fiscal year, we closed on the sale of 1,677,596 unregistered securities units to accredited investors, at $5.03 per unit. Each unit consisted of one share of PURE Bioscience common stock and one quarter of a five-year warrant to purchase PURE Bioscience common stock at $7.17 per share. A total of 419,394 such five-year warrants were issued to the investors. Additionally, a five-year warrant to purchase 167,776 shares of common stock at $8.60 per share was issued to Taglich Brothers, Inc. as the placement agent. The gross proceeds of the sale were $8,438,328 and the net proceeds to us, after fees and expense, were $7,720,743. If the shares of common stock are not registered within 210 of the filing date, we would be required to repay 2% of the gross proceeds for each thirty day period until the shares are registered, up to a maximum repayment of 18% of the gross proceeds. No registration penalties are payable with respect to the shares underlying the warrants.

In future periods we may need to seek additional capital through the issuance of debt, equity, convertible securities or through other means, any one of which could reduce the value to us, perhaps substantially, of our technology and its commercial potential. The issuance of debt or equity, or convertible securities, could lead to the dilution of our existing shareholders. There is no guarantee that we would be able to obtain capital on terms acceptable to us, or at all. Insufficient funds could require us to delay, scale back or eliminate some or all of our research and product development programs, license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, or to reduce or cease operations.

RISKS RELATED TO OUR OPERATIONS
We had a loss of $4,654,900 after taxes in the fiscal year ending July 31, 2007, and a loss of $3,682,900 after taxes in the fiscal year ending July 31, 2006. We may continue to have losses in the future. If the penetration into the marketplace of SDC is later than anticipated, revenue growth is slower than anticipated or operating expenses exceed expectations, it may take an unforeseen period of time to achieve or sustain profitability and we may never achieve or sustain profitability. During the year ended July 31, 2007 we invested in the expansion and improvement of our manufacturing facility, and to a lesser extent our office space, and our future revenues may not provide an adequate return, if any, on such investments. We may never achieve or sustain cash inflows that exceed our cash outflows. Slower than anticipated revenue growth would or could force us to scale back research, testing, product development and marketing of new products, and/or force us to reduce the size and scope of our operations, or cease operations altogether.

We are a bioscience company focused on the marketing and continued development of our electrolytically generated stabilized ionic silver technology, including our flagship silver dihydrogen citrate antimicrobial, and to a much lesser extent our Triglycylboride pesticide technology. While the rewards in these fields are potentially great, the risks, the regulatory hurdles and the costs of doing business are also high. Our silver dihydrogen citrate is a platform technology rather than a single use applied technology. As such, products developed from the platform fall under the jurisdiction of multiple U.S. and international regulatory agencies. We currently have U.S. Environmental Protection Agency (“EPA”) registration for our 2400-parts per million (ppm) technical grade SDC concentrate (trade name Axenohl), as well as for our Axen and Axen30 hard surface disinfectant products for commercial, industrial and consumer applications including restaurants, homes and medical facilities. We intend to fund and manage additional U.S. EPA-regulated product development internally, in conjunction with our regulatory consultants and potentially by partnering with other third parties. We are also partnering, or intend to partner, with third parties who are seeking, or intend to seek, approvals to market SDC-based products in markets outside the United States. However, the introduction of additional regulated antimicrobial products in the U.S. or in markets outside the U.S. could take several months or years.

In addition to its use on inanimate surfaces, we believe that our technology also shows promise as a broad-spectrum antimicrobial for use in human and veterinary healthcare products. We are pursuing certain approvals through the U.S. Food and Drug Administration (FDA) by partnering with Therapeutics, Incorporated, which has assumed responsibility for the testing and regulatory process for selected potential FDA regulated silver dihydrogen citrate-based products. We expect that the development of SDC-based products could lead to multiple IND, NDA and/or 510-K filings for silver dihydrogen citrated-based healthcare products with the FDA. In December 2006 Therapeutics submitted an Investigational New Drug (IND) application with the FDA for an SDC-based hand sanitizer, to enable initiation of the first clinical trial of a product containing SDC as an active pharmaceutical ingredient. After reviewing the submission the FDA determined that the product testing in man may begin as proposed. However, the FDA and comparable agencies in many foreign countries impose substantial limitations on the introduction of new products through costly and time-consuming laboratory and clinical testing and other procedures. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. There is no guarantee that either Therapeutics, Inc., any other potential partner, or ourselves will be able to obtain the resources necessary to further develop our technology or obtain regulatory approvals, or that the products will be successful in meeting the strict criteria imposed by the FDA. It may be several years before we, or a third party to whom we grant rights to use our silver ion technologies, are able to introduce any FDA regulated antimicrobial pharmaceutical products containing our technology. Such products may never achieve regulatory approval and may never be commercialized.

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

Our silver ion, pesticide and other products will be competing in markets dominated by extremely large, well financed and internationally recognized chemical and pharmaceutical companies. Our ability to compete will depend upon developing brand recognition and distribution methods. Many of our competitors already have well established brands and distribution, as well as many times our financial resources. Focused competition by such chemical and pharmaceutical giants could substantially limit our potential market share and ability to profit from these products.

We expect that sales of SDC will constitute a substantial portion of our revenues in future periods. Any material decrease in the overall level of sales or expected sales of, or the prices for SDC, whether as a result of competition, change in consumer demand, or any other factor, would have a materially adverse effect on our business, financial condition and results of operations.

LEGAL AND REGULATORY RISKS RELATED TO OUR BUSINESS
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

As a business which manufactures and markets products for use by consumers, we may become liable for any damage caused by our products when used in the manner intended. Any such claim of liability, whether meritorious or not, could be time-consuming and/or result in costly litigation. Although we maintain general liability insurance, our insurance may not cover potential claims of the types described above and may not be adequate to indemnify for all liabilities that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could harm our business and operating results, and you may lose some or all of any investment you have made, or may make, in our common stock.

Our common stock is registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). It is therefore subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law. The Sarbanes-Oxley Act relates to us and adds to our obligations for regulatory reporting, accounting, corporate governance, internal controls and business practices. The SEC continues to issue new and proposed rules implementing various provisions of the Sarbanes-Oxley Act, and meeting these rules will substantially increase the cost to us of being a public company, including substantial costs during the year ending July 31, 2008. This additional cost will reduce our future profits or increase our future losses, and a greater proportion of management time and effort will be needed to meet our regulatory obligations than before.

Since becoming a public company in August 1996, we have filed our annual and period reports as a small business issuer using forms 10K-SB and 10Q-SB. Under the provisions of Regulation S-B, as the aggregate market value of our common stock held by non-affiliates at July 31, 2006 and July 31, 2007 was more than $25,000,000, we will no longer be within the small business reporting category under the Exchange Act for the year ending July 31, 2008 and subsequent years. The increased reporting requirements and heightened corporate governance obligations that we will face now that we are no longer a small business filer will further increase the cost to us, perhaps substantially, of being a public company. Additionally, during the year ending July 31, 2008 or in future fiscal years, based on the aggregate market value of our common stock we could be required to file our periodic and annual reports on an accelerated basis, which would necessitate us incurring additional costs to remain compliant with our obligations under the Exchange Act or Sarbanes-Oxley Act.

OTHER RISKS RELATED TO INVESTING IN OUR SECURITIES
As of October 25, 2007, Michael L. Krall, our President and Chief Executive Officer, beneficially owned, including exercisable options, approximately 8% of our common stock. As of the same date, our Directors and Officers as a group beneficially owned, including exercisable options and warrants, approximately 25% of our common stock. As a result, our management, and Mr. Krall in particular, are in a position to significantly influence the direction and policies of the Company, the election of the Board of Directors of the Company and the outcome of any other matters requiring stockholder approval.

Since our initial public offering in August 1996, the price and trading volume of our common stock have been highly volatile. The price has ranged from below $1 per share to over $7 per share, and the monthly trading volume has varied from under 200,000 shares to over 5.1 million shares. During the twelve months prior to October 2007, the closing price of our common stock on any given day has ranged from $1.75 to $7.45, and the monthly trading volume has varied from approximately 1.2 million shares to approximately 5.1 million shares. This volatility could adversely affect an investor’s ability to sell shares of our common stock and/or the available price for such shares, and could result in lower prices being available to an investor if the investor wishes to sell their shares at any given time.

Our common stock may be characterized as a “penny stock” under SEC regulations. As such, broker-dealers dealing in the common stock may be subject to the disclosure rules for transactions involving penny stocks, which generally require that, prior to a purchase, the broker-dealer determine if purchasing the common stock is suitable for the applicable purchaser. The broker-dealer must also obtain the written consent of the applicable purchasers to purchase the common stock and disclose the best bid and offer prices available for the common stock and the price at which the broker-dealer last purchased or sold the common stock. These additional burdens imposed upon broker-dealers may discourage them from effecting transactions in our common stock, which could make it difficult for an investor to sell their shares at any given time.

We have approximately 10,348,918 shares of common stock reserved for issuance, which includes shares under equity compensation plans, vested and unvested options, and warrants. These shares have a weighted-average exercise price of approximately $1.59. An additional approximately 12,687,181 authorized shares of common stock remain available for future issuance under equity compensation plans or otherwise. The exercise of options and warrants, and the sale of shares underlying such options or warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under our stock option plans, and other options and warrants.

We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. The future payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors, which the Board of Directors of the Company may consider relevant.

Certain provisions of our charter and by-laws may delay or frustrate the removal of incumbent Directors and may prevent or delay a merger, tender offer or proxy contest involving the Company that is not approved by the Board of Directors of the Company, even if such events may be beneficial to the interests of stockholders. For example, our Board of Directors, without stockholder approval, has the authority and power to issue all authorized and unissued shares of common stock and preferred stock which have not otherwise been reserved for issuance on such terms as the Board of Directors determines. The Board of Directors could also issue 5,000,000 shares of preferred stock and such preferred stock could have voting or conversion rights which could adversely affect the voting power of the holders of common stock. In addition, California law may contain provisions that have the effect of making it more difficult for others to gain control of the Company.

CRITICAL ACCOUNTING POLICIES

           Accounting for Long-Lived Assets / Intangible Assets
We assess the impairment of long-lived assets, consisting of property, plant, equipment and finite-lived intangible assets, whenever events or circumstances indicate that the carrying value may not be recoverable. Examples of such events or circumstances include:

        An asset’s ability to continue to generate income from operations and positive cash flow in future periods

        Loss of legal ownership or title to an asset

        Significant changes in our strategic business objectives and utilization of the asset(s)

        The impact of significant negative industry or economic trends

Recoverability of assets to be held and used in operations is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the assets. The factors used to evaluate the future net cash flows, while reasonable, requires a high degree of judgment and the results could vary if the actual results are materially different than the forecasts. In addition, we base useful lives and amortization or depreciation expense on our subjective estimate of the period that the assets will generate revenue or otherwise be used by us. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

           Accounting for Stock-Based Compensation
We adopted the fair value provisions of SFAS 123(R) on August 1, 2006. Stock-based compensation expense for all stock-based compensation awards granted after August 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 1(R). Specifically, we estimate the weighted-average fair value of options granted using the Black-Scholes option pricing model based on evaluation assumptions regarding expected volatility, dividend yield, risk-free interest rates, the expected term of the option and the expected forfeiture rate. Each of these assumptions, while reasonable, requires a certain degree of judgment and the fair value estimates could vary if the actual results are materially different than those initially applied. Prior to the adoption of SFAS 123(R), we did not record compensation cost in the consolidated financial statements for stock options issued to employees or Directors.

RECENT ACCOUNTING PRONOUNCEMENTS
In preparing our financial statements, we continuously review and adopt new accounting pronouncements and standards as they apply to us.

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (our fiscal year ending July 31, 2008). We are still evaluating the impact of FIN 48 on our consolidated financial statements for future periods.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except Statement No. 123R and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007 (our fiscal year ending July 31, 2009). We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements or results of operations.

Also in September 2006, the SEC released Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied. SAB 108 is effective for fiscal years ending after November 15, 2006 (our fiscal year ending July 31, 2007), however the adoption of SAB 108 had no impact on our consolidated financial statements or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective, however the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Under SFAS No. 159 we would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007 (our fiscal year ending July 31, 2009); however we do not currently expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
PURE Bioscience

We have audited the accompanying consolidated balance sheet of PURE Bioscience as of July 31, 2007, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PURE Bioscience as of July 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.
San Diego, California
October 26, 2007

The Board of Directors
PURE Bioscience

We have audited the accompanying consolidated balance sheets of PURE Bioscience as of July 31, 2006 and the related statements of operations, stockholders’ equity and cash flows for the year ended July 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PURE Bioscience and the results of its operations and its cash flows for the year ended July 31, 2006 in conformity with generally accepted accounting principles in the United States of America.

/s/ MILLER AND McCOLLOM
MILLER AND McCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033
October 25, 2006

PURE Bioscience

CONSOLIDATED BALANCE SHEETS

	July 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$735,654	$4,720,362
Short-term investments	708,058	—
Accounts receivable, net of allowance for doubtful accounts
of $0 at July 31, 2006 and $0 at July 31, 2007	7,548	58,075
Inventories, net	242,899	171,939
Prepaid expenses	—	116,242

Total current assets	1,694,159	5,066,618

Total property, plant and equipment, net	968,737	353,272

Other Assets
Prepaid consulting	13,011	398,915
Deposits	9,744	9,744
Patents	2,176,388	2,136,725

Total other assets	2,199,143	2,545,384

Total assets	$4,862,039	$7,965,274

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$422,753	$334,040
Accrued liabilities	77,228	75,448
Taxes payable	2,400	2,400

Total current liabilities	502,381	411,888

Total liabilities	502,381	411,888

Stockholders' Equity
Preferred Stock, no par value:
5,000,000 shares authorized, no shares issued	—	—
Class A common stock, no par value:
50,000,000 shares authorized
23,983,002 issued and outstanding at July 31, 2006, and
24,961,805 issued and outstanding at July 31, 2007	26,519,543	25,801,653
Additional Paid-In Capital	2,486,829	1,743,570
Warrants:
391,698 issued and outstanding at July 31, 2006 and 2007	245,825	245,825
Accumulated deficit	(24,892,539)	(20,237,662)

Total stockholders' equity	4,359,658	7,553,386

Total liabilities and stockholders' equity	$4,862,039	$7,965,274

The accompanying notes are an integral part of the consolidated financial statements

PURE Bioscience

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended July 31,
	2007	2006
Net revenues	$336,392	$200,432
Cost of sales	221,108	105,722

Gross profit	115,284	94,710

Selling expenses	899,145	570,155
General and administrative expenses	2,836,224	2,043,307
Research and development	1,220,764	1,193,894

Total operating expenses	4,956,133	3,807,356

Loss from operations	(4,840,849)	(3,712,646)

Other income and (expense):
Interest income	150,878	86,174
Interest expense	—	(460)
Other	37,494	(53,594)

Total other income (expense)	188,372	32,120

Loss from continuing operations before income taxes	(4,652,477)	(3,680,526)
Income tax provision	(2,400)	(132,390)

Loss from continuing operations	(4,654,877)	(3,812,916)

Discontinued operations:
Income taxes on discontinued operations	—	129,990

Net loss	(4,654,877)	(3,682,926)

Net loss per common share, basic and diluted
Continuing operations	$(0.19)	$(0.19)
Discontinued operations	—	0.01

Net Loss	$(0.19)	$(0.18)

The accompanying notes are an integral part of the consolidated financial statements

PURE Bioscience

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended July 31,
	2007	2006
Cash flows from operating activities:

Net loss	$(4,654,877)	$(3,682,926)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization and depreciation	257,086	257,307
Impairment of capitalized assets	167,643	—
Stock-based compensation	1,371,863	743,843
Changes in assets and liabilities:
Accounts receivable	50,527	15,185
Other receivables and interest receivable	—	135,338
Notes and other amounts receivable (Water Treatment Division sale)	—	200,000
Prepaid expense	116,242	(43,898)
Inventories	(70,960)	(119,879)
Accounts payable and accrued cash liabilities	90,492	58,987
Income tax payable	—	(400)

Net cash (used) in operating activities	(2,671,984)	(2,436,443)

Cash flows from investing activities

Investment in patents	(204,188)	(111,113)
Purchase of property, plant and equipment	(875,668)	(270,788)
Change in short-term investments	(708,058)	—

Net cash (used) in investing activities	(1,787,914)	(381,901)

Cash flows from financing activities

Proceeds from short-term loans	—	80,000
Payment of short-term loans	—	(80,000)
Proceeds from sale of common stock	475,190	7,132,818

Net cash provided by (used in) financing activities	475,190	7,132,818

Net increase (decrease) in cash and cash equivalents	$(3,984,708)	$4,314,474

Cash and cash equivalents at beginning of period	4,720,362	405,888

Cash and cash equivalents at end of period	$735,654	$4,720,362

Supplemental disclosures of cash flow information
Cash paid for taxes	$2,400	$6,189
Cash paid for interest	$—	$460

The accompanying notes are an integral part of the consolidated financial statements

PURE Bioscience

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock			Warrants
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Total Stockholders' Equity
Balance, July 31,2005	17,713,306	$18,577,058	$739,943	640,929	$198,471	$(16,554,736)	$2,960,736

Private placement	4,992,208	6,530,755	—	355,698	235,854	—	6,766,609
Common stock issued for services	75,000	139,130	—	—	—	—	139,130
Stock options issued for services	—	—	1,003,627	—	—	—	1,003,627
Stock options exercised	1,002,488	366,210	—	—	—	—	366,210
Expired / terminated warrants	—	69,013	—	(304,929)	(69,013)	—	—
Exercised Warrants	200,000	119,487	—	(300,000)	(119,487)	—	—
Net loss	—	—	—	—	—	(3,682,926)	(3,682,926)

Balance, July 31, 2006	23,983,002	25,801,653	1,743,570	391,698	245,825	(20,237,662)	7,553,386

Common stock issued for services	30,000	65,100	—	—	—	—	65,100
Stock options issued for services	—	—	91,290	—	—	—	91,290
Share-based compensation - options	—	—	651,969	—	—	—	651,969
Share-based compensation - stock grants	60,000	177,600	—	—	—	—	177,600
Stock options exercised	978,803	475,190	—	—	—	—	475,190
Canceled shares	(90,000)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(4,654,877)	(4,654,877)

Balance, July 31, 2007	24,961,805	$26,519,543	$2,486,829	391,698	$245,825	$(24,892,539)	$4,359,658

The accompanying notes are an integral part of the consolidated financial statements

Notes to Consolidated Financial Statements

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

      Reclassifications

Certain comparative figures for prior periods have been reclassified to conform to the current year presentation. Specifically, we have reclassified $1,743,600 from Common Stock to Additional Paid-In Capital on the consolidated balance sheets at July 31, 2006 and in the consolidated statements of stockholders’ equity. This amount relates to the fair value of common stock options issued for services in the periods prior to August 1, 2006. Additionally, we have consolidated amounts of $(2,400) and $(129,990) recorded on separate lines within the statements of operations for the year ended July 31, 2006 related to tax provisions for continued operations, into one “Income tax provision” of $(132,190). See Note 9 for a further description of this tax provision.

      Revenue Recognition

During the periods presented herein our revenue was derived from the sale of SDC concentrate, the sale of finished packaged products containing SDC, the sale of SDC blending systems, and the sale of products in our Innovex® line of pest control products. We recognize revenue from sales of these products under the provisions of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which is generally when we ship the products free on board from either our facility or from third party packagers, we have transferred title to the goods, and we have eliminated our risk of loss.

      Accounts Receivable

We generally sell on terms of cash or net 30 days. Invoices not paid within stated terms are considered delinquent. We analyze our accounts receivable periodically and recognize an allowance for doubtful accounts based on estimated collectibility, however at July 31, 2007 we deemed all customer accounts to be collectable and therefore recorded no such allowance.

      Intangible Assets / Long-Lived Assets

Our intangible assets primarily consist of the worldwide patent portfolio of our silver ion technologies, and to a lesser extent our Triglycylboride technology. Outside legal costs and filing fees related to obtaining patents are capitalized as incurred. The total amounts capitalized for pending patents was $204,200 and $111,100 in the fiscal years ended July 31, 2007 and 2006, respectively. Patents are stated net of accumulated amortization of $988,742 and $824,217 at July 31, 2007 and July 31, 2006 respectively.

The cumulative cost of acquiring patents is amortized on a straight-line basis over the estimated remaining useful lives of the patents, generally between 17 and 20 years from the date of issuance. At July 31, 2007 the weighted average remaining amortization period for all patents was approximately 12.5 years. Amortization expense for the years ended July 31, 2007 and July 31, 2006 was $164,500 and $157,400 respectively, and the estimated amortization expense over each of the next five years is as follows:

Year Ended July 31	Estimated Amortization
2008 2009 2010 2011 2012	$ 182,000 $ 193,000 $ 206,000 $ 220,000 $ 235,000

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, our long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We assess the recoverability such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including our estimates of revenue driven by assumed market segment share and estimated costs. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value, however during the fiscal years ended July 31, 2006 and 2007 there have been no indicators of impairment.

      Accounting for Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) revised SFAS 123(R), Share-Based Payment, which establishes accounting for share-based awards exchanged for employee and Director services and requires us to expense the estimated fair value of these awards over the applicable service period. On April 14,2005, the SEC adopted a new rule amending the effective dates for SFAS No. 123(R). Under SFAS No. 123(R), share-based compensation cost is measured at the grant date based on the estimated fair value of the award, and is recognized as expense over the applicable service period.

        We do not have, and have not had during the years ended July 31, 2007 or 2006, any stock option awards with market or performance conditions.

        We adopted the accounting provisions of SFAS No. I23(R) in our first fiscal quarter of the year ended July 31, 2007 (our fiscal quarter ended October 31, 2006), using the modified prospective application. Under the modified prospective application, prior fiscal periods are not revised for comparative purposes. Prior to August 1, 2006, we followed Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as amended, in our accounting for share-based compensation. The valuation provisions of SFAS No. I23(R) apply to new awards and to awards that were outstanding on the adoption date and were or are subsequently modified or cancelled. As at July 31, 2006, all outstanding share-based awards were fully vested, with the exception of the consultant options recorded in our balance sheets as “prepaid consulting” (as further discussed in Note 8).

      Stock Options to Non-Employees

Charges for stock options granted to non-employees have been determined in accordance with SFAS No. 123(R) and EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, whereby we use the estimated fair value of the consideration received or the estimated fair value of the stock options issued, whichever is more reliably measured. The fair value for these stock options is based on the Black-Scholes pricing model. For such stock options, during the year ended July 31, 2007 we recorded $346,873 in selling expense, $91,290 in general and administrative expense, and $39,032 in research and development expense; and during the year ended July 31, 2006 we recorded $188,863 in selling expense, $307,888 in general and administrative expense, and $107,962 in research and development expense. Included in these amounts is the amortization of consultant options recorded in our consolidated balance sheets as “prepaid consulting” and further discussed in Note 8.

      Depreciation Method

The cost of property, plant and equipment is depreciated on a straight-line basis over the estimated useful lives of the related assets. The useful lives of property, plant, and equipment for purposes of computing depreciation are:

Computers and equipment Computer Software Furniture and fixtures Leasehold Improvements	7.0 years 5.0 years 10.0 years 4.5 years

In May 2007 we completed a redevelopment of our leasehold operating facility in El Cajon, California. All costs associated with the facility redevelopment have been classified as leasehold improvements and are being depreciated over the remaining life of the lease. See Note 5 for details of the current lease term of our facility.

      Shipping and Handling Costs

Shipping and handling costs payable by us are charged to cost of sales.

      Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method.

      Cash, Cash Equivalents and Short-term Investments

We consider all liquid investments with maturities of ninety days or less when purchased to be cash equivalents. Our short-term investments have maturities of greater than ninety days from our date of purchase. We classify securities as “available-for-sale” in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and carry these investments at fair market value with any unrealized gains and losses reported as a component of stockholders’ equity on the consolidated balance sheets and in the statements of stockholders’ equity. All of our short-term investments as at July 31, 2007 are carried at fair value, based upon market prices quoted on the last day of the fiscal period, and are considered available for sale. We use the specific identification method to determine the cost of debt securities sold, and include gross realized gains and losses in investment income, however there were no realized gains and losses recorded for the years ended July 31, 2007 or 2006. All interest and dividends received from short-term investments are included in interest income.

As at July 31, 2007 and 2006, all cash deposits and short-term investments were invested in either U.S. FDIC insured bank accounts; institutional money market mutual funds investing in A-1 (S&P), Prime-1 (Moody’s) or F1 (Fitch) short-term corporate debt obligations; U.S. Treasury Securities, or United States Government obligations issued by or backed by a federal agency of the United States Government.

      Comprehensive loss

SFAS 130, Reporting Comprehensive Income, requires us to display comprehensive loss (or income) and its components as part of our consolidated financial statements. Comprehensive loss includes our net loss and certain changes in equity that are excluded from our net loss, including unrealized holding gains and losses on available-for-sale securities. SFAS 130 requires such changes in stockholders’ equity to be included in accumulated other comprehensive loss, however there were no elements of comprehensive loss other than net loss in the periods ended July 31, 2007 or 2006.

      Fair Value of Financial Instruments

The carrying amounts for receivables and payables are the approximate fair value because of their short maturity, generally less than three months. Whenever shares are issued for services, we use market prices of our common stock to estimate the fair value of the shares issued. Whenever options or warrants are issued for services, we use the Black Scholes Option Pricing Model to estimate the fair value of the equity instrument, using historical market prices of our common stock and prevailing risk-free interest rates.

      Advertising and Promotional Costs

The cost of advertising and promotion is expensed as incurred.

      Net Loss Per Common Share

In accordance with FASB Statement No. 128, Earnings Per Share (“SFAS 128”), the Company computes basic loss per share by dividing the applicable net loss by the weighted average number of common shares outstanding during the respective period. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock equivalents, including stock options and warrants, unless the effect is to reduce a loss or increase the income per common share from continuing operations. As we incurred losses in years ended July 31 2007 and 2006, we did not include common stock equivalent shares in the computation of net loss per share as the effect would have been anti-dilutive. Therefore, both the basic and diluted loss per common share for the years ended July 31, 2007 and July 31, 2006 are based on the weighted average number of shares of our common stock outstanding during the periods.

The following is a reconciliation of the weighted average number of shares actually outstanding with the number of shares used in the computations of loss per common share:

	For the Years Ended
	July 31, 2007	July 31, 2006
Shares outstanding	24,961,805	23,983,002

Weighted average number of common shares actually outstanding	24,432,905	20,056,721
Stock Options	10,293,750	11,634,000
Warrants	391,698	391,698

Total weighted average shares	35,118,353	32,082,419

Loss from continuing operations	$(4,654,877)	$(3,812,916)
Income from discontinued operations	—	129,990

Net loss	$(4,654,877)	$(3,682,926)

Net loss per common share, basic and diluted
Continuing operations	$(0.19)	$(0.19)
Discontinued operations	—	0.01

Net loss	$(0.19)	$(0.18)

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

      Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (our fiscal year ending July 31, 2008). We are still evaluating the impact of FIN 48 on our consolidated financial statements for future periods.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except Statement No. 123R and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007 (our fiscal year ending July 31, 2009). We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements or results of operations.

Also in September 2006, the SEC released Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied. SAB 108 is effective for fiscal years ending after November 15, 2006 (our fiscal year ended July 31, 2007), however the adoption of SAB 108 had no impact on our consolidated financial statements or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective, however the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Under SFAS No. 159 we would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007 (our fiscal year ending July 31, 2009), however we do not currently expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

Note 2. Research and Development

All in-house Research and Development (“R&D”) costs, and outside legal costs and filing fees for maintaining approved patents are charged to operations when incurred and are included in operating expenses. During the year ended July 31, 2007, $25,300 of the costs charged to R&D related to manufacturing and R&D facility overheads incurred during periods in which we were designing and implementing new manufacturing and bottling processes and in which no products were manufactured.

Note 3. Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. Inventories at July 31, 2007 and 2006 consisted of:

	2007	2006

Raw Materials	$78,816	$59,843
Work in Progress	—	—
Finished Goods	164,083	112,096

	$242,899	$171,939

Note 4. Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. All improvements and additions that extend the life of existing asset are capitalized. The cost of maintenance and repairs that do not extend or improve the asset are expensed as occurred. The following is a summary of property, plant, and equipment – at cost less accumulated depreciation:

	July 31, 2007	July 31, 2006

Computers and equipment	$1,137,431	$997,861
Furniture and fixtures	94,004	86,490
Leasehold improvements	567,104	309,830

	1,798,539	1,394,181
Less: accumulated depreciation	829,802	1,040,909

Total	$968,737	$353,272

In May 2007 we completed a redevelopment of our leasehold facility in El Cajon, California. Construction costs totaling $567,100 were capitalized as leasehold improvements. Depreciation on the facility redevelopment is based on the time remaining on the facility lease term at the time of completion, which was 4.5 years at July 31, 2007, and during the year ended July 31, 2007 we recognized depreciation expense of $31,505 related to the facility redevelopment. Additionally, during the year ended July 31, 2007 we wrote down the value of our capitalized property, plant and equipment by $167,600, based on our evaluation of impairment and the disposal of assets that were replaced during the facility redevelopment, and recorded this amount as “Other” within “Other income and (expense)” in the consolidated statements of operations for the year ended July 31, 2007.

Total depreciation expense for the years ended July 31, 2007 and July 31, 2006 was $92,600 and $69,500, respectively.

Note 5. Commitments and Contingencies

In May 1996, we entered into an operating lease agreement for our office and manufacturing location in El Cajon, California, which expired under extension in October 2006, at which time we entered into a new sixty month operating lease. The rental expense recorded in general and administrative expenses for the years ended July 31, 2007 and July 31, 2006 was $173,300 and $137,000, respectively, net of sublease income. As part of the agreement to sell the assets of the Water Treatment Division to Innovative Medical Services, LLC, in May 2005 we entered into a sublease agreement with IMS LLC under which IMS LLC occupied approximately 28% of the square footage of the facility and paid us approximately $3,800 per month in rent. IMS LLC vacated the space in September 2006 and we are now operating in the full 13,067 square feet of the facility.

Future minimum rental payments under the lease for each of the next five fiscal years, excluding variable and therefore currently unknown costs for the maintenance of common areas, are as follows:

Year Ended July 31	Amount
2008 2009 2010 2011 2012	$ 144,800 $ 150,600 $ 156,600 $ 162,900 $ 69,000

The Company has an employment contract with its Chief Executive Officer/President which includes a provision for him to be paid an amount equal to 3% of the Company’s net income before taxes, if any.

Note 6. Equity and Common Stock

We paid no cash dividends during the fiscal years ended July 31, 2007 or 2006.

Whenever shares are issued for services, we use market prices of our common stock to estimate the fair value of the shares issued. Whenever options or warrants are issued for assets, services or interest, we use the Black Scholes Option Pricing Model to estimate the fair value of the equity instrument, using market prices of our common stock and prevailing risk-free interest rates.

In October 2006, we issued options on 100,000 shares in exchange for operations, manufacturing and facility development consulting services, at an exercise price of $1.83, valued at $91,300 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 70.88% and a risk-free interest rate of 5.25%). Also during the three months ended October 31, 2006, we received an aggregate of $51,500 from the exercise of non-employee options on 51,500 shares of common stock at an average exercise price of $1.00. In November 2006, we issued 30,000 shares of common stock at a market price of $2.17 for research and development services valued at $65,100.

During the first quarter of the year ended July 31, 2007, Mr. Michael Sitton resigned from our Board of Directors. At that time, the Board agreed to modify a stock option agreement for 100,000 shares of common stock that had been granted to Mr. Sitton in November 2005, to extend the period in which the option could be exercised as it would otherwise have terminated within a shorter time period based on his resignation. We expensed $19,237 to general and administrative expense based on this modification, in accordance with SFAS 123(R). The 100,000 stock options were not exercised within the extended period and were therefore subsequently forfeited.

In January 2007, there were net exercises of options which were due to expire and which were issued under the 2002 Non-Qualified Stock Option Plan (See Note 7 for a further description of this Plan). Options on 450,000 shares under this plan were exercised, resulting in the issuance of 338,553 shares of common stock. We also, in the same month, received $53,000 from the exercise by a Director of the Company of an option on 100,000 shares of common stock under the same Plan. Also during the three months ended January 31, 2007 we received an aggregate of $74,000 from the exercise of non-employee options on 86,500 shares of common stock at an average exercise price of $0.86, and recorded $2,465 of employee stock option expense.

During the three months ended April 30, 2007 we received an aggregate of $169,190 from the exercise of non-employee options on 200,000 shares of common stock at an average exercise price of $0.85, received $8,125 from the exercise of options on 16,250 shares of common stock issued under employee stock option plans, and recorded $2,465 of employee stock option expense.

In May 2007, we granted options on 275,000 shares of common stock to Directors and Officers of the Company at an exercise price of $3.00, valued at $429,180 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 84.88% and a risk-free interest rate of 5.25%). Additionally, in the same month we granted 30,000 shares of stock to two Directors of the Company, valued at $177,600 based on the market price of our common stock at the time of grant. In June 2007, we appointed Murray H. Gross to our Board of Directors and on appointment to the Board Mr. Gross was granted options on 100,000 shares of common stock at an exercise price of $3.64, valued at $187,100 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 86.35% and a risk-free interest rate of 5.25%). The stock options and stock granted to Directors and Officers during the three months ended July 31, 2007 were issued under the 2007 Equity Incentive Plan.

During the three months ended July 31, 2007 we received an aggregate of $119,375 from the exercise of options on 186,000 shares of common stock issued under employee equity plans, and recorded $11,550 of employee stock option expense.

Note 7. Stock-Based Compensation

We have, or have had during the fiscal years presented herein, the following equity incentive plans (the Plans) pursuant to which options to acquire common stock have been granted:

1996 Directors And Officers Stock Option Plan: In April 1996, the Company’s Board of Directors approved a Directors and Officers Stock Option Plan. The Plan was not subject to Shareholder approval, and terminated in April 2006.

1998 Directors And Officers Stock Option Plan: In December 1998, the Company’s Shareholders approved the Amended PURE Bioscience 1998 Officers and Directors Stock Option Plan.

2001 Directors And Officers Stock Option Plan: In January 2001, the Company’s Shareholders approved the PURE Bioscience 2001 Officers and Directors Stock Option Plan.

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

2002 Non-Qualified Stock Option Plan: In March 2002, the Company’s Shareholders approved the PURE Bioscience 2002 Non-Qualified Stock Option Plan. Eligible Plan Participants include the Directors and Officers of the Company, consultants, advisors and other individuals deemed by the Compensation Committee to provide valuable services to the Company but who are not otherwise eligible to participate in the Employee Incentive Stock Option Plan.

2002 Employee Incentive Stock Option Plan: In March 2002, the Company’s Shareholders approved the PURE Bioscience 2002 Employee Incentive Stock Option Plan. Eligible Plan Participants include employees and non-employee Directors for the Company.

2004 Consultants and Advisors Stock Option Plan: Adopted by the Board in April 2004, there are 2,000,000 shares authorized under this plan. Executive Officers and Directors are not eligible participants under this plan.

2007 Equity Incentive Plan: Approved by the Company’s shareholders in April 2007, the 2007 Equity Incentive Plan has a share reserve of 5,000,000 shares of common stock, which were registered under a Form S-8 filed with the SEC in May 2007. The Plan provides for the grant of incentive and nonstatutory stock options as well as stock appreciation rights, common stock awards, restricted stock units, performance units and shares and other stock-based awards. During the year ended July 31, 2007 common stock options and common stock awards were granted under this Plan. Eligible Plan Participants include employees, Directors and consultants of the Company, although incentive stock options generally may be granted only to employees.

Non-employee Directors are eligible to receive stock option or other incentive grants under the Company’s 1998 and 2001 Directors and Officers Stock Option Plans, the 2002 Non-Qualified and Employee/Incentive Stock Option Plan, and the 2007 Equity Incentive Plan. Employee Directors are eligible to receive stock option or other incentive grants under the Company’s 1998 and 2001 Directors and Officers Stock Option Plans, the 2002 Non-Qualified Stock Option Plan, and the 2007 Equity Incentive Plan.

The Plans are administered by an Administrative Committee. The exercise price for stock options, or the value of other incentive grants granted under the Plans, are set by the Administrative Committee but may not be for less than the fair market value of the shares on the date the award is granted. Fair market value is defined under the Plans as being the average of the closing price for a specified number of consecutive trading days ending on the day prior to the date the option or other award is granted. The period in which options can be exercised is set by the Administrative Committee but is not to exceed five years from the date of grant. Options granted to new Executive Officers or Directors vest one year from date of appointment or election. Options granted to continuing Officers or Directors are immediately exercisable and vest upon exercise.

On August 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS123(R)”), requiring us to recognize expense related to the fair value of share-based compensation awards to employees and Directors. We elected to use the modified-prospective-transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior fiscal years. As at July 31, 2006, all outstanding share-based awards were fully vested, with the exception of the consultant options recorded in our balance sheets as “prepaid consulting” (as further discussed in Note 8). We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense for awards granted subsequent to July 31, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, using the Black-Scholes option pricing model. The following methodology and assumptions were used to calculate share based compensation for the years ended July 31, 2007 and July 31, 2006:

	For the years ended July 31
	2007	2006
Expected price volatility Risk-free interest rate Expected Rate of Forfeiture Expected Dividend yield Weighted Average Expected Term	70.88% - 86.35% 5.25% 0.0% 0.0% 2.3 years	72.35% - 82.23% 4.25% - 5.25% 0.0% 0.0% 2.5 years

Expected price volatility is the measure by which our stock price is expected to fluctuate during the expect term of an option. Expected volatility is derived from the historical daily change in the market price of our common stock, as we believe that historical volatility is the best indicator of future volatility. For stock options granted during the year ended July 31, 2007 we have excluded the period prior to November 1, 2005 from our historical price volatility, as during this period our market price reflected significant uncertainty associated with both our arbitration proceedings against Falken Industries and our ability to close the sale of the assets of the Water Treatment Division. We believe that the volatility of the market price of our common stock during periods prior to November 1, 2005 is not reflective of future expected volatility.

Following the guidance of Staff Accounting Bulletin No. 107, we follow the “shortcut” method to determine the expected term of plain vanilla options issued to employees and Directors. The expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. Our estimation of expected term for non-employee options is the contractual term of the option award.

For the purposes of estimating the fair value of stock option awards, the risk-free interest rate used in the Black-Scholes calculation is based on the prevailing U.S Treasury yield as determined by the U.S. Federal Reserve. We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future.

Stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Historically, we have not had significant forfeitures of unvested stock options granted to employees and Directors. A significant number of our stock option grants are fully vested at issuance or have short vesting provisions. Therefore, we have estimated the forfeiture rate of our outstanding stock options as zero.

The following table sets forth the share-based compensation expense recorded in our consolidated statements of operations for the fiscal year ended July 31, 2007 resulting from share-based compensation awarded to our employees, Directors and third party service providers, excluding the amortization of prepaid consulting as detailed in Note 8:

Twelve months ended July 31, 2007

Share-based compensation for employees and Directors:
Selling expense	$23,400
General and administrative expenses	790,600
Research and development	15,600

Total share-based compensation for employees and Directors	829,600
Share-based compensation for third party service providers:
Selling expense	$—
General and administrative expenses	91,300
Research and development	65,100

Total share-based compensation for third party service providers	156,400

Total share-based compensation expense	$986,000

For comparative purposes to our consolidated statements of operations for the fiscal year ended July 31, 2007, the following table illustrates the pro forma effect on net loss and net loss per common share of applying the fair value recognition provisions of SFAS 123 to share-based compensation during our prior fiscal year ending July 31, 2006.

Twelve months ended July 31, 2006

Net loss, as reported	$(3,682,926)
Employee stock-based compensation expense under fair-value method	(436,608)
Employee stock-based compensation expense included in reported net loss	—
Pro forma net loss	$(4,119,534)

Net loss per share:
As reported	$(0.18)
Pro forma	$(0.21)

A summary of stock option activity is as follows:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($000's)

Balance at July 31, 2005	6,485,960	$0.64
Granted	6,558,333	$1.56
Exercised	(1,002,488)	$0.64
Forfeited	(407,805)	$1.57

Balance at January 31, 2006	11,634,000	$1.12

Granted	575,000	$2.86
Exercised	(978,803)	$0.67
Forfeited	(936,447)	$1.86

Balance at July 31, 2007	10,293,750	$1.18	$22,500

		Outstanding		Exercisable
Range of Exercise Prices	Number Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price ($)
$0.50 to $0.75	4,175,000	2.07	$0.55	4,175,000	$0.55
$0.80 to $1.20	1,773,000	2.39	$0.90	1,773,000	$0.90
$1.50 to $3.65	4,345,750	2.96	$1.89	3,752,000	$1.80

	10,293,750	2.50	$1.18	9,700,000	$1.10

Cash received from options exercised for the twelve months ended July 31, 2007 and 2006, was $475,190 and $366,210 respectively. During the twelve month period ended July 31, 2007 there were net exercises of options on 450,000 shares which resulted in the issuance of 338,553 shares of common stock. During the twelve month period ended July 31, 2006 there were net exercises of options on 580,960 shares which resulted in the issuance of 448,155 shares of common stock, and a net exercise of 300,000 warrants which resulted in the issuance of 200,000 shares of common stock. The intrinsic value of all options exercised during the twelve months ended July 31, 2007 and 2006, was $2,012,600 and $1,798,200 respectively. The weighted-average grant date fair value of equity options granted during the twelve months ended July 31, 2007 and 2006, was $1.45 and $1.36 respectively.

During the first quarter of the year ended July 31, 2007, Mr. Michael Sitton resigned from our Board of Directors. At that time, the Board agreed to modify a stock option agreement for 100,000 shares of common stock. We expensed $19,237 to general and administrative expense based on this modification, in accordance with SFAS 123(R). The 100,000 stock options were not exercised within the extended period and were therefore subsequently forfeited. See Note 6 for a more detailed discussion of this modification.

As of July 31, 2007, there was $111,500 of unrecognized non-cash compensation cost related to unvested options, which will be recognized over a weighted average period of 1.7 years. In addition, $13,010 is recorded on the face of the consolidated balance sheets as “prepaid consulting”, which will be fully amortized by December 2007, as further discussed in Note 8.

Note 8. Prepaid Consulting

In January 2006, we entered into a two-year consulting agreement with Mr. Michael Sitton for domestic and international business development, the compensation being a fee of $12,500 per month and an option on 2,000,000 shares of unregistered common stock, which vest over three years. We also entered into a two-year consulting agreement with Secretary Tommy Thompson, for domestic and international business development, the compensation being a fee of $12,500 per month and an option on 300,000 shares of unregistered common stock, which vest over three years. Mr. Sitton subsequently transferred the rights to 700,000 options to Secretary Thompson. Mr. Sitton was therefore the beneficial owner of 1,300,000, and Secretary Thompson is the beneficial owner of 1,000,000 of these options.

Under the option agreements, unvested options would not be issued if the associated consulting agreements were terminated prior to their two year term. Mr. Sitton and Secretary Thompson were each elected to our Board of Directors during the quarter ended January 31, 2006, however in the first quarter of the year ended July 31, 2007 Mr. Sitton resigned from the Board of Directors. Mr. Sitton’s consulting agreement was not affected by his resignation from our Board of Directors.

On their granting in January 2006, we recorded the value of the aggregate of 2,300,000 unvested options as a prepaid asset to be amortized over the life of the consulting agreements. The options were valued at an aggregate of $598,372 based on their weighted average exercise prices of between $1.00 to $2.75, and the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 82.23% and a risk-free interest rate of 4.25%, to be amortized over the two year life of the consulting agreements at $24,932 per month.

During the year ended July 31, 2007 we amortized $385,900 of the prepaid asset to selling expense. To date we have amortized $585,361 of the asset to selling expense and as a result we reported a prepaid asset of $13,011 as “Prepaid consulting” on the face of the consolidated balance sheets as at July 31, 2007. Subsequent to the end of the fiscal year, in August 2007, Mr. Sitton’s consulting agreement was terminated, and Mr. Sitton’s 1,300,000 options are no longer exercisable.

Note 9. Taxes

We file federal and California consolidated tax returns with our subsidiaries. Taxable income is different from the income reported in our financial statements due to temporary tax differences and certain other differences between tax laws and generally accepted accounting principles.

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

The net tax effect of our tax liabilities gives rise to the current provision for income taxes of $2,400 for the years ended July 31, 2007 and 2006, which is the minimum franchise tax we pay to the State of California regardless of income or loss.

At July 31, 2007, we had federal and California tax net operating loss carry-forwards of approximately $22,354,000 and $12,255,000 respectively. At July 31, 2006, we had federal and California tax net operating loss carry-forwards of approximately $18,855,300 and $8,758,700 respectively. The difference between federal and California tax loss carry-forwards is primarily due to limitations on California loss carry-forwards. The federal tax loss carry-forwards will begin expiring in the year ending July 31, 2017 unless previously utilized, and will completely expire in the year ending July 31, 2027. The California tax loss carry-forwards will begin to expire in the year ended July 31, 2013 and will completely expire in the year ending July 31, 2017.

Significant components of our deferred tax assets are as follows:

	July 31, 2007	July 31, 2006

Net operating loss carry-forward	$8,683,700	$6,948,200
Stock options and warrants	579,500	101,000
Other timing differences and allowances	(275,900)	(164,100)

Total deferred tax assets	8,987,300	6,885,100
Valuation allowance for deferred tax assets	(8,987,300)	(6,885,100)

Net deferred tax assets	$—	$—

Realization of our deferred tax assets, which relate to operating loss carry-forwards and timing differences, is dependant on future earnings. The timing and amount of future earnings are uncertain and therefore a valuation allowance has been established. The increase in the valuation allowance on the deferred tax asset during the year ended July 31, 2007 was $2,102,200

A reconciliation of income taxes computed using the statutory income tax, compared to the effective tax rate is as follows:

	2007	2006

Federal tax benefit at the expected statutory rate	34%	34%
State income tax, net of federal tax benefit	9	9
Valuation allowance	(43)	(43)

Income tax benefit - effective rate	0%	0%

Note 10. Sale of Water Treatment Division and Discontinued Operations

Effective May 25, 2005, we sold the assets of our Water Treatment Division to Maryland-based Innovative Medical Services, LLC (IMS LLC) for $2,375,000. IMS LLC also assumed all liabilities associated with the Division. At closing, we received $1,950,000 in cash and a promissory note in the amount of $425,000. In June 2005, we received a cash payment of $225,000. During the year ended July 31, 2006, we received the balance of $200,000 plus interest on the promissory note.

In addition, we agreed to continue to fund the working capital of IMS LLC for a limited period of time subsequent to the sale of the Water Treatment Division. During the year ended July 31, 2006, in addition to the payment of the promissory note IMS LLC reimbursed us for the working capital we had provided subsequent to the sale.

The realized gain to us on the sale of the Water Treatment Division was $2,187,136 before the effect of taxes. The sale of the Water Treatment Division assets to Innovative Medical Services, LLC was a transaction taxable for United States federal and California income tax purposes. The estimated tax liability related to the sale was $1,167,487, however this was offset by losses incurred in the respective fiscal year, and available net operating loss carry-forwards relating to our continuing operations. During the year ended July 31, 2006, we determined the actual income tax on the operation and sale of the Division for the year ended July 31, 2005 to be $1,037,497. An adjustment of $129,990 is therefore shown on the face of the Income Statement for the year ended July 31, 2006 as a reduction to “Income taxes on discontinued operations,” with a corresponding and offsetting reduction to the “Income tax benefit” to continuing operations. For a further discussion of the tax consequences of the sale, see Note 9.

Note 11. Legal Proceedings

In November 2001, we acquired the patent for silver dihydrogen citrate (SDC), a silver ion based technology which is the basis for our silver ion products, from NVID International, Inc. In October 2003, we filed an arbitration action against NVID International and other parties and in November 2004 we won a $14.2 million award against NVID International through the American Arbitration Association International Centre for Dispute Resolution. We believe it is unlikely that we will ever be able to collect any part of this award, and we have therefore not recorded any amount as an asset on the consolidated balance sheets as at July 31, 2006 or 2007.

In October 2005, we received a further $3.4 million award plus costs of $241,000 resulting from a binding arbitration proceeding against Falken Industries. In October 2006, we entered into a settlement agreement with Falken Industries, and all arbitrations and any related appeals between or among the parties have subsequently been dismissed. No part of this award was recorded as an asset on our consolidated balance sheets at July 31, 2006.

During the year ended July 31, 2007 we received approximately $205,000 in proceeds from legal settlements and recorded this amount as “Other” within “Other income and (expense)” in the consolidated statements of operations for the year ended July 31, 2007.

Note 12. Retirement Plan

We participate in a Small SEP program under which we are entitled to make contributions on an employee’s behalf. The program includes a salary reduction arrangement (SARSEP), which may be used only in years in which the SEP meets requirements that the IRS may impose to ensure distribution of excess contributions. Annual contributions made by employers under a SEP may be excluded from the participating employee’s gross income, however we made no contributions during the years ending July 31, 2007 or July 31, 2006.

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

During the year ended July 31, 2007, 90% of sales were made to four strategic partners that are also developing markets for our products. 76% of sales for the year were made to U.S. domestic customers, and 24% were made to international customers.

All of our tangible assets are located in the United States.

Note 14. Subsequent Events

Subsequent to July 31, 2007 we received an aggregate of $216,500 from the exercise of options on 302,000 shares of common stock, and $25,560 from the exercise of warrants on 10,000 shares of common stock.

In August, the consulting agreement of Mr. Michael Sitton was terminated, resulting in the forfeiture of 1,300,000 stock options. See Note 8 for further information regarding the consulting agreement and stock options.

On October 19, 2007, subsequent to the end of the fiscal year, we closed on the sale of 1,677,596 unregistered securities units to accredited investors, at $5.03 per unit. Each unit consisted of one share of PURE Bioscience common stock and one quarter of a five-year warrant to purchase PURE Bioscience common stock at $7.17 per share. A total of 419,394 such five-year warrants were issued to the investors. Additionally, a five-year warrant to purchase 167,776 shares of common stock at $8.60 per share was issued to Taglich Brothers, Inc. as the placement agent. The gross proceeds of the sale were $8,438,328 and the net proceeds to us, after fees and expense, were $7,720,743. If the shares of common stock are not registered within 210 days of the filing date, we would be required to repay 2% of the gross proceeds for each thirty day period until the shares are registered, up to a maximum repayment of 18% of the gross proceeds. No registration penalties are payable with respect to the shares underlying the warrants.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 20, 2007, our Board of Directors agreed to accept the resignation of Miller and McCollom, Certified Public Accountants, as auditors of our financial statements. On that same date, the Board engaged Mayer Hoffman McCann, PC, to serve as the independent registered public accounting firm to audit our financial statements and to serve as our independent registered public accounting firm for the fiscal year ended July 31, 2007.

The reports of Miller and McCollom on our consolidated financial statements as of and for the fiscal years ended July 31, 2006 and July 31, 2005 and any subsequent interim period through the date of engagement of Mayer Hoffman McCann PC, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle.

During the two fiscal years ended July 31, 2006 and July 31, 2005 and any subsequent interim period through the date of engagement of Mayer Hoffman McCann P.C., there were no (1) disagreements with Miller and McCollom on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Miller and McCollom’s satisfaction, would have caused Miller and McCollom to make reference thereto in its report on the financial statements for such years, or (2) reportable events described under Item 304(a)(1)(iv)(B) of Regulation SB.

During the two fiscal years ended July 31, 2006 and July 31, 2005 and the subsequent interim period through the engagement of Mayer Hoffman McCann PC, we did not consult with Mayer Hoffman McCann PC regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of July 31, 2007.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

ITEM 8B. OTHER INFORMATION

Since becoming a public company in August 1996, we have filed our annual and period reports as a small business issuer using forms 10K-SB and 10Q-SB. Under the provisions of Regulation S-B, as the aggregate market value of our common stock held by non-affiliates at July 31, 2006 and July 31, 2007 was more than $25,000,000, we will no longer be within the small business reporting category under the Exchange Act when we file our quarterly and annual reports for the year ending July 31, 2008 and subsequent years.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE

The Executive Officers and Directors of PURE Bioscience and their ages are as follows:

Name	Age	Position	Held Position Since
Michael L. Krall Andrew J. Buckland Donna Singer Gary Brownell, CPA Dennis Atchley, Esq. Greg Barnhill Dennis Brovarone Tommy G. Thompson Murray H. Gross	55 44 37 55 57 52 51 65 69	President, CEO, Chairman, Director CFO, Principal Accounting Officer Executive Vice President, Director Director Secretary Director Director Director Director	1992 2005 1998 1996 1996 2001 1996 2006 2007

The Directors serve until their successors are elected by the shareholders. Vacancies on the Board of Directors may be filled by appointment of the majority of the continuing Directors. Mr. Gross was appointed by the Board in June 2007.

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

DENNIS BROVARONE Mr. Brovarone has been practicing corporate and securities law since 1986 and as a sole practitioner since 1990. He was elected to the Company’s Board of Directors in April 1996. From January 2002 to September 2007, Mr. Brovarone served on the Board of Directors of Shannon International, Inc., a publicly held Nevada corporation.

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

MURRAY H. GROSS Mr. Gross currently serves as Chairman and Chief Executive Officer of U.S. Home Systems, Inc. In addition to his current positions at USHS, Gross served as President, CEO and a Director since the company’s inception in January 1997. Prior to USHS, Mr. Gross joined Facelifters in 1987 as Vice President and Director and was named President and COO in 1990. Facelifters was acquired by AMRE (a NYSE listed company) in 1996. He was Vice President and served as a Director of AMRE until founding USHS in 1997.

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

As the Board of Directors does not have an audit committee, it therefore has no designated “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-B. In general, an “audit committee financial expert” is an individual member of the audit committee who understands Generally Accepted Accounting Principles and financial statements; is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves; has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements; understands internal controls over financial reporting, and understands audit committee functions.

Board of Directors Independence
Three of our Directors, Gregory Barnhill, Dennis Brovarone and Murray Gross, are “independent” within the meaning of definitions established by the Securities and Exchange Commission or any self-regulatory organization. PURE is not currently subject to any law, rule or regulation requiring that all or any portion of its Board of Directors include “independent” Directors.

Compliance with Section 16(a) of Securities Exchange Act of 1934
To our knowledge, during the fiscal year ended July 31, 2007, our Directors and Officers complied with all applicable Section 16(a) filing requirements. This statement is based solely on a review of the copies of such reports that reflect all reportable transactions furnished to us by our Directors and Officers and their written representations that such reports accurately reflect all reportable transactions.

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

ITEM 10. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Our Compensation Program
The following Compensation Discussion and Analysis (CD&A) provides information on the compensation programs established for our “Named Executive Officers” during our fiscal year ended July 31, 2007. All information provided herein should be read in conjunction with the tables provided below.

Our Board of Directors is responsible for establishing, implementing and monitoring the policies governing compensation for our executives. Currently our Board does not have a compensation committee. Michael L. Krall, our President, Chief Executive Officer and Chairman of our Board of Directors is one of seven Directors able to vote on matters of compensation. However it has been the practice of the Board to make decisions related to Mr. Krall’s compensation independent of Mr. Krall. We are not currently under any legal obligation to establish a compensation committee and have elected not to do so at this time. In the future, we may establish a compensation committee if the Board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation. During the year ended July 31, 2007 our Board did not employ any outside consultants to assist in carrying out its responsibilities with respect to executive compensation, although we have access to general executive compensation information regarding both local and national industry compensation practices. In future periods we intend to participate in regional and national surveys that benchmark executive compensation by peer group factors such as company size, annual revenues, market capitalization and geographical location.

The employment market in San Diego County is very competitive due to the number of biotechnology companies in the region with whom we compete to attract and retain executive and other staff with the requisite skills and experience to carry out our strategy and to maintain compliance with multiple Federal and State regulatory agencies. Many of these companies have significantly greater economic resources than our own. Our Board has recognized that our compensation packages must be able to attract and retain highly talented individuals that are committed to our goals and objectives, without at this time paying cash salaries that are competitive with some of our peers with greater economic resources. Our compensation structure is weighted towards equity compensation in the form of options to acquire common stock, which the Board believes motivates and encourages executives to pursue strategic opportunities while managing the risks involved in our current business stage, and aligns compensation incentives with value creation for our shareholders.

Components of Our Executive Compensation Program
Our executive compensation program incorporates components we believe are necessary in order for the Company to provide a competitive compensation package relative to our peers and to provide an appropriate mix between short-term and long-term cash and non-cash compensation. Elements of our executive compensation are listed below:

•	Base Salary
•	Stock Awards
•	Other benefits available to all employees
•	Items specific to our President and Chief Executive Officer per an employment agreement

Base Salary: Our salary structure for employees and executives is based on skill set, knowledge and responsibilities. Base salaries may be adjusted periodically to reflect current market levels. Salaries for new personnel are determined in part by experience and our need to fill a particular skill set within the company. During the year ended July 31, 2007 none of our Named Executive Officers received a salary increase.

Stock Awards: A portion of compensation paid to our executives is equity based. We believe equity compensation helps align the interests of our executives with the interests of our shareholders. In that regard, our executives’ compensation is subject to downside risk in the event that our common stock price decreases. In addition, we believe stock awards provide incentives to aid in the retention of key executives.

Other Benefits: Our Executive Officers and employees receive the following benefits; health and dental insurance; life insurance; and the ability to participate in a small SEP retirement program (the Company has never matched contributions or a portion of contributions to the SEP retirement program). We believe our current benefit package is competitive with other similar companies in our region.

Employment Agreement: In April 1996, the Board of Directors approved a five-year employment agreement for Michael Krall, our President and Chief Executive Officer. Mr. Krall receives a salary that is determined from time to time by the Board of Directors plus an amount equal to 3% of PURE Bioscience’s net income before taxes, if any, plus other benefits including a car allowance of $500 per month. The Board of Directors has extended Mr. Krall’s employment agreement each year subsequent to the original term. In May 2005, the Board of Directors approved a salary of $200,000 per year for Mr. Krall, which has remained unchanged.

Summary Compensation Table
The following table contains information with respect to compensation earned for the year ended July 31, 2007 by our Chief Executive Officer, Chief Financial Officer, and our Executive Vice President (our Named Executive Officers):

Summary Compensation Table for the Year Ended July 31, 2007

Name and Principal Position	Fiscal Year	Salary ($)(1)		Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)

Michael Krall	2007	206,000	(4)	—	—	78,033	—	—	13,334	297,367
President and
Chief Executive
Officer

Andrew Buckland	2007	175,000		—	—	78,033	—	—	—	253,033
Chief Financial
Officer

Donna Singer	2007	150,000		—	—	78,033	—	—	—	228,033
Executive Vice
President and
Assistant Secretary

(1)	Represents amounts actually earned during the year ended July 31, 2007, and does not include payments made during the year ended July 31, 2007 for amounts accrued and earned in prior years, such as accrued vacation.
(2)	Amount reflects the stock-based compensation expense recognized for financial reporting purposes for the fiscal year ended July 31, 2007, in accordance with SFAS 123(R). Assumptions underlying these amounts are detailed in Note 7 to the consolidated financial statements.
(3)	Amount reflects the cost of benefits paid by the Company on behalf of our Chief Executive Officer for health, dental, vision and life insurance. Benefits paid by the Company for the other Named Executive Officers did not meet the reporting threshold of $10,000.
(4)	Total includes a $6,000 vehicle allowance based on the terms of Mr. Krall's employment contract, earned during the year ended July 31, 2007.

Grants of Plan-Based Awards
The following table shows information regarding grants of plan-based awards made to our Named Executive Officers for the year ended July 31, 2007:

Name and Principal Position	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)(1)	Grant Date Fair Value of Stock and Option Awards (2)

Michael Krall	5/23/2007	50,000	3.00	78,033
President and
Chief Executive
Officer

Andrew Buckland	5/23/2007	50,000	3.00	78,033
Chief Financial
Officer

Donna Singer	5/23/2007	50,000	3.00	78,033
Executive Vice
President

(1)	The exercise price of the stock option award is greater than the fair market value of the stock on grant date. All option awards to Named Executive Officers were issued under the 2007 Equity Incentive Plan approved by shareholders during the year ended July 31, 2007.
(2)	Amount reflects the stock-based compensation expense recognized for financial reporting purposes for the year ended July 31, 2007, in accordance with SFAS 123(R). Assumptions underlying these amounts are detailed in Note 7 to the consolidated financial statements.

Outstanding Equity Awards at Fiscal Year-End
The following table shows information regarding unexercised stock options held by our Named Executive Officers as of July 31, 2007:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (# Exercisable)		Number of Securities Underlying Unexercised Options (# Unexercised)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested ($)	Market Value of Shares or Units of Stock That Have Not Vested (#)
Michael Krall	50,000		-	$0.53	01/10/08	-	-
	450,000		-	$0.53	12/19/08	-	-
	350,000		-	$0.53	12/20/09	-	-
	150,000		-	$0.53	01/07/11	-	-
	550,000		-	$1.65	04/21/11	-	-
	50,000	(2)	-	$3.00	05/23/12	-	-

Andrew Buckland	150,000		-	$0.85	08/02/10	-	-
	200,000		-	$1.65	04/21/11	-	-
	50,000	(2)	-	$3.00	05/23/12	-	-

Donna Singer	50,000		-	$0.53	01/10/08	-	-
	150,000		-	$0.53	12/19/08	-	-
	250,000		-	$0.53	12/20/09	-	-
	150,000		-	$0.53	01/07/11	-	-
	500,000		-	$1.65	04/21/11	-	-
	50,000	(2)	-	$3.00	05/23/12	-	-

(1)	All stock options for our Named Executive Officers were fully vested as of July 31, 2007.
(2)	During our fiscal year ended July 31, 2007 each Named Executive Officer was granted options on 50,000 shares of common stock. The grant date fair value is reported on the Summary Compensation Table for Fiscal Year 2007 shown above and further detailed in Note 7 to the consolidated financial statements. All options issued to Named Executives during the year ended July 31, 2007 were fully vested on grant date.

Option Exercises and Stock Vested

The following table shows information regarding options exercised by our Named Executive Officers during the year ended July 31, 2007:

	Option Awards				Stock Awards
Name	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($)		Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Michel Krall	75,234	(1)	173,038		-	-
Andrew Buckland	50,000		135,000	(2)	-	-
Donna Singer	75,234	(3)	173,038		-	-

(1)	Acquired as a net exercise on options which were to expire and which were issued under the 2002 Non-Qualified Stock Option Plan. Options on 100,000 shares under this plan were exercised, resulting in the issuance of 75,234 shares of common stock.
(2)	Computed by multiplying the number of shares by the closing market price of our common stock on the date of exercise less the exercise price per share.
(3)	Acquired as a net exercise on options which were to expire and which were issued under the 2002 Non-Qualified Stock Option Plan. Options on 100,000 shares under this plan were exercised, resulting in the issuance of 75,234 shares of common stock.

Post-Employment Compensation
None.

Pension Benefits
None.

Nonqualified Deferred Compensation
None.

Compensation of Directors
Directors are entitled to receive $300 plus reimbursement for all out-of-pocket expenses incurred for attendance at Board of Directors meetings. Directors, upon joining the Board, each receive an option on 100,000 shares at fair market value. Upon each subsequent anniversary thereof, each such Director will receive an option to purchase 50,000 shares of common stock at fair market value. The Plans also give the Administrative Committee discretion to award additional options. The Board of Directors as a whole acts as the Administrative Committee for the Plans.

Compensation earned by our non-employee Directors for the year ended July 31, 2007 was as follows:

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)(4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation ($)	Total ($)

Tommy Thompson	150,000	88,800	—	—	—	—	238,800

Dennis Brovarone	48,106	—	78,033	—	—	—	126,139

Gary Brownell	5,000	—	78,033	—	—	—	83,033

Greg Barnhill	—	88,800	—	—	—	—	88,800

Murray Gross	—	—	187,072	—	—	—	187,072

Michael Sitton (5)	37,500	—	19,237	—	—	—	56,737

(1)	All fees earned or paid in cash during the year ended July 31, 2007 were for services or consulting provided to the Company other than as a Director.
(2)	Amount represents the value of 30,000 shares of common stock granted to two Directors of the Company, valued at $177,600 based on the market price of our common stock at the time of grant. The Directors elected to receive common stock in lieu of common stock options with an approximately equivalent value at the time of grant.
(3)	Amount represents compensation costs recognized by us during the year ended July 31, 2007 related to stock option awards granted to non-employee Directors as described in SFAS 123(R). Assumptions underlying these amounts are detailed in Note 7 to the consolidated financial statements.
(4)	The aggregate number of stock and stock option awards outstanding at July 31, 2007 for each Director was as follows: Tommy Thompson (630,000); Dennis Brovarone (935,000); Dennis Atchley (415,000); Gary Brownell (900,000); Greg Barnhill (716,000); Murray Gross (100,000).
(5)	During the first quarter of the year ended July 31, 2007, Mr. Michael Sitton resigned from our Board of Directors. At that time, the Board agreed to modify the terms of a stock option agreement for 100,000 shares of common stock, and we expensed $19,237 to general and administrative expense based on this modification, in accordance with SFAS 123(R). See Note 6 to the consolidated financial statements for a further description of this modification.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of the Company’s common stock beneficially owned as of October 25, 2007 by individual Directors and Executive Officers and by all Directors and Executive Officers of the Company as a group. Based upon a review of the Company’s shareholders list as of October 25, 2007, other than Michael L. Krall, President and CEO, there are no registered holders of five percent or more of the Company’s common stock. As of October 25, 2007, there were 26,963,901 shares outstanding.

Name and Address of Beneficial Owner	Title	Common Stock Ownership	Percentage of Shares Outstanding (%)
Dennis Atchley
1725 Gillespie Way
El Cajon, CA 92020

Gregory Barnhill
1725 Gillespie Way
El Cajon, CA 92020

Dennis Brovarone
1725 Gillespie Way
El Cajon, CA 92020

Gary Brownell
1725 Gillespie Way
El Cajon, CA 92020

Andrew J. Buckland
1725 Gillespie Way
El Cajon, CA 92020

Murray H. Gross
1725 Gillespie Way
El Cajon, CA 92020

Michael L. Krall
1725 Gillespie Way
El Cajon, CA 92020

Donna Singer
1725 Gillespie Way
El Cajon, CA 92020

Tommy G. Thompson
1725 Gillespie Way
El Cajon, CA 92020

Directors and Officers as a Group
(10 individuals)	Secretary Director Director Director Chief Financial Officer Director President, CEO/Chairman Executive VP, Director Director	523,639 (1) 1,009,400 (2) 1,110,655 (3) 1,043,082 (4) 402,943 (5) 114,000 (6) 2,293,389 (7) 1,250,935 (8) 630,000 (9) 8,378,043 (10, 11)	1.91 3.65 3.98 3.74 1.47 0.42 8.03 4.45 2.29 24.82

(1)	Includes presently exercisable options to acquire up to 415,000 shares.
(2)	Includes presently exercisable options to acquire up to 686,000 shares.
(3)	Includes presently exercisable options to acquire up to 935,000 shares.
(4)	Includes presently exercisable options to acquire up to 900,000 shares.
(5)	Includes presently exercisable options to acquire up to 400,000 shares.
(6)	Includes presently exercisable options to acquire up to 100,000 shares.
(7)	Includes presently exercisable options to acquire up to 1,600,000 shares.
(8)	Includes presently exercisable options to acquire up to 1,150,000 shares.
(9)	Includes presently exercisable options to acquire up to 600,000 shares.
(10)	Includes presently exercisable options held by all of the above Officers and Directors to acquire up to 6,786,000 shares.
(11)	As of October 25, 2007, the Directors and Officers have a right to acquire these shares within 60 days.

The following table sets forth information about our common stock that may be issued upon exercise of options under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation
plans approved by
security holders	4,900,000	$0.79	6,706,061

Equity compensation
plans not approved by
security holders	4,816,868	$2.29	1,678,000

Total	9,716,868	$1.53	8,384,061

The following equity compensation plans were not approved by security holders:

1.	2001 ETIH2O Stock Option Plan: Adopted by the Board in January 2001, there are 1,000,000 shares authorized under this Plan. The options have a five-year term with vesting ratably over a five-year period. Executive Officers and Directors are not eligible participants under this plan.

2.	2001 Consultants and Advisors Stock Option Plan: Adopted by the Board in January 2001, there are 500,000 shares authorized under this Plan. The options have a five-year term with vesting ratably over a five-year period. Executive Officers and Directors are not eligible participants under this plan.

3.	2004 Consultants and Advisors Stock Option Plan: Adopted by the Board in April 2004, there are 2,000,000 shares authorized under this plan. The options have a five-year term with vesting ratably over a five-year period. Executive Officers and Directors are not eligible participants under this plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the quarter ended January 31, 2006, we entered into a two-year consulting agreement with Mr. Michael Sitton for domestic and international business development, the compensation for which is a fee of $12,500 per month and an option on two million shares of unregistered common stock, which vest over three years. We also entered into a two-year consulting agreement with Secretary Tommy Thompson, for domestic and international business development, the compensation for which is a fee of $12,500 per month and an option on three hundred thousand shares of unregistered common stock, which vest over three years. Mr. Sitton subsequently transferred the rights to 700,000 options to Secretary Thompson. Mr. Sitton was therefore the beneficial owner of 1,300,000, and Secretary Thompson the beneficial owner of 1,000,000 of these options. Mr. Sitton and Secretary Thompson were each elected to our Board of Directors during the quarter ended January 31, 2006; however, during the first quarter of the year ended July 31, 2007 Mr. Sitton resigned from the Board of Directors.

ITEM 13. PRINCIPAL ACCOUNTANTS’ FEES AND SERVICES

Audit Fees
Miller & McCollom, Certified Public Accountants, were our independent auditors for the fiscal year ended July 31, 2006. On September 20, 2007, subsequent to the end of our fiscal year ended July 31, 2007, our Board of Directors agreed to accept the resignation of Miller and McCollom as our independent auditors. On that same date, our Board engaged Mayer Hoffman McCann, PC, to serve as the independent registered public accounting firm to audit our financial statements and to serve as our independent registered public accounting firm for the fiscal year ended July 31, 2007.

We incurred aggregate fees payable to Miller & McCollom of approximately $40,750 for the fiscal year ended July 31, 2007, and paid them $49,525 for the fiscal year ended July 31, 2006, for professional services rendered for the audit of our annual financial statements for the year ended July 31, 2006; for review of the financial statements included in our quarterly reports on Form 10QSB during these fiscal years, and for review of the financial statements included in our SB-2 filed on April 24, 2006 and subsequently amended, and for review of the financial statements included in our S-8 filed on May 30, 2007.

We did not pay any fees to Mayer Hoffman McCann, PC during the fiscal years ended July 31, 2007 or 2006. Subsequent to July 31, 2007 we have incurred fees payable to Mayer Hoffman McCann, PC of approximately $90,000 for professional services rendered for the audit of our financial statements for the year ended July 31, 2007.

Audit-Related Fees
Neither Miller & McCollom nor Mayer Hoffman McCann, PC were paid any additional fees for the fiscal years ended July 31, 2007 or 2006 for services related to the performance of the audit or review of our financial statements.

Tax Fees
No fees were paid for tax related services to any independent advisors during the years ended July 31, 2007 or 2006.

Other Fees
Neither Miller & McCollom nor Mayer Hoffman McCann, PC were paid any other fees for professional services during the fiscal years ended July 31, 2007 or 2006.

PART IV

ITEM 14. EXHIBITS

A.     The following Exhibits are filed as part of this registration statement pursuant to Item 601 of Regulation S-B:

3.1	(1) -- Articles of Incorporation, Articles of Amendment and Bylaws
3.1.1	(2) -- Articles of Amendment dated March 11, 2002
4.3	(1) -- Form of common stock Certificate
4.4	(6) -- Form of Investor Warrant
4.5	(6) -- Form of Placement Agent Warrant
10.1	(1) -- Employment Contract/Michael L. Krall
10.13	(3) -- Therapeutics, Incorporated Agreement [CONFIDENTIAL TREATMENT REQUESTED FOR CERTAIN OMITTED INFORMATION FILED SEPARATELY]
10.14	(6) -- Placement Agent Agreement
13	(2) -- Subsidiaries of the Registrant
14.1	(4) -- Code of Ethics
16.1	(5) -- Changes in the Registrant’s Certifying Accountant
31.1	-- Section 302 Certification
31.2	-- Section 302 Certification
32.1	-- Section 906 Certification
32.2	-- Section 906 Certification

(1)	Incorporated by reference from Form SB-2 registration statement SEC File #333-00434 effective August 8, 1996
(2)	Incorporated by reference from the Annual Report on Form 10KSB for the fiscal year ended July 31, 2002 filed on October 29, 2003
(3)	Incorporated by reference from the Amended Annual Report on Form 10KSB for the fiscal year ended July 31, 2003 filed on January 30, 2004
(4)	Incorporated by reference from the Annual Report on Form 10KSB for the fiscal year ended July 31, 2004 filed on October 29, 2004
(5)	Incorporated by reference from the Report on Form 8-K - Current Report Items 4.01 and 9.01: Changes in the Registrant’s Certifying Accountant filed on September 24, 2007
(6)	Incorporated by reference from the Report on Form 8-K - Current Report Items 3.02 and 9.01: Unregistered Sales of Equity Securities filed on October 25, 2007

B.     Reports on Form 8-K:

1.	Current Report Items 5.02 and 9.01: Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers filed on July 3, 2007.
2.	Current Report Items 4.01 and 9.01: Changes in the Registrant's Certifying Accountant filed on September 24, 2007.
3.	Current Report Items 3.02 and 9.01: Unregistered Sales of Equity Securities filed on October 25, 2007.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE BIOSCIENCE	DATE

/s/ MICHAEL L. KRALL	October 26 , 2007
Michael L. Krall, Chairman/President/CEO

/s/ ANDREW J. BUCKLAND	October 26 , 2007
Andrew J. Buckland, Chief Financial Officer
(Principal Accounting Officer )

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ GREGORY BARNHILL	Director	October 29 , 2007
Gregory Barnhill

/s/ DENNIS BROVARONE	Director	October 29 , 2007
Dennis Brovarone

/s/ GARY BROWNELL	Director	October 29 , 2007
Gary Brownell

/s/ MURRAY H . GROSS	Director	October 29 , 2007
Murray H. Gross

/s/ MICHAEL L. KRALL	President/CEO and Director	October 26 , 2007
Michael L. Krall

/s/ DONNA SINGER	Executive Vice President and Director	October 29 , 2007
Donna Singer

/s/ TOMMY G. THOMPSON	Director	October 29 , 2007
Tommy G. Thompson