Form 10-Q
period 2007-10-31
PURE BIOSCIENCE
filed 2007-12-17
CIK 1006028

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended October 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from______ to _______

Commission File number 0-21019

PURE Bioscience
(Exact name of registrant as specified in its charter)

California	33-0530289
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1725 Gillespie Way, El Cajon, California 92020
(Address of principal executive offices)

(619) 596-8600
(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X|      No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer |_|        Accelerated Filer |_|         Non-accelerated Filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes |_|      No |X|

The number of shares of the registrant’s Common Stock, no par value, outstanding as of December 13, 2007 was 27,194,133 shares.

PURE Bioscience
FORM 10-Q
For the Three Months Ended October 31, 2007

TABLE OF CONTENTS

PART 1-- PART II-- SIGNATURES	FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited):

         Consolidated Balance Sheets as of July 31, 2007 and October 31, 2007
         Consolidated Statements of Operations for the three months ended October 31, 2007 and 2006
         Consolidated Statements of Cash Flows for the three months ended October 31, 2007 and 2006
         Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A Risk Factors

Item 2. Unregistered Sales of Equity Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

PURE Bioscience

CONSOLIDATED BALANCE SHEETS

	(Unaudited) October 31, 2007	July 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$3,670,955	$735,654
Short-term investments	4,759,520	708,058
Accounts receivable, net of allowance for doubtful accounts
of $0 at July 31, 2007 and $0 at October 31, 2007	33,565	7,548
Inventories, net	233,353	242,899
Prepaid expenses	23,000	—

Total current assets	8,720,393	1,694,159
Total property, plant and equipment, net	940,787	968,737

Other Assets
Prepaid consulting	3,253	13,011
Deposits	7,308	9,744
Patents	2,165,864	2,176,388

Total other assets	2,176,425	2,199,143

Total assets	$11,837,605	$4,862,039

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$164,956	$422,753
Accrued liabilities	108,270	77,228
Taxes payable	2,400	2,400

Total current liabilities	275,626	502,381

Deferred rent	9,817	—

Total liabilities	285,443	502,381

Stockholders' Equity
Preferred Stock, no par value:
5,000,000 shares authorized, no shares issued	—	—
Class A common stock, no par value:
50,000,000 shares authorized
24,961,805 issued and outstanding at July 31, 2007, and
27,187,883 issued and outstanding at October 31, 2007	33,107,924	26,519,543
Additional Paid-In Capital	2,576,964	2,486,829
Warrants:
391,698 issued and outstanding at July 31,2007, and
880,351 issued and outstanding at October 31, 2007	1,766,159	245,825
Accumulated other comprehensive income	2,358	—
Accumulated deficit	(25,901,243)	(24,892,539)

Total stockholders' equity	11,552,162	4,359,658

Total liabilities and stockholders' equity	$11,837,605	$4,862,039

The accompanying notes are an integral part of the consolidated financial statements

PURE Bioscience

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended October 31,
	2007	2006
Net revenues	$95,290	$27,704
Cost of sales	31,693	12,162

Gross profit	63,597	15,542

Selling expenses	88,202	182,166
General and administrative expenses	707,609	468,665
Research and development	288,205	274,350

Total operating expenses	1,084,016	925,181

Loss from operations	(1,020,419)	(909,639)

Other income and (expense):
Interest income	11,657	47,349
Other	58	(5,000)

Total other income (expense)	11,715	42,349

Net loss before income taxes	(1,008,704)	(867,290)
Income tax provision	—	—

Net loss	(1,008,704)	(867,290)

Net loss per common share, basic and diluted	$(0.04)	$(0.04)

Shares used in computing basic and diluted net loss per share	25,333,567	24,014,073

The accompanying notes are an integral part of the consolidated financial statements

PURE Bioscience

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended October 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,008,704)	$(867,290)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization and depreciation	97,373	60,111
Stock-based compensation	78,331	166,047
Changes in assets and liabilities:
Accounts receivable	(26,017)	6,218
Prepaid expense	(20,564)	61,242
Inventories	9,546	(41,402)
Deferred rent	9,817	—
Accounts payable and accrued liabilities	(226,755)	(160,747)

Net cash (used) in operating activities	(1,086,973)	(775,821)

Cash flows from investing activities
Investment in patents	(32,873)	(15,867)
Purchase of property, plant and equipment	(26,026)	(103,664)
Purchases of short-term investments	(4,749,973)	(2,000,000)
Sales of short-term investments	700,869	—

Net cash (used) in investing activities	(4,108,003)	(2,119,531)

Cash flows from financing activities
Net proceeds from the sale of common stock	7,740,967	—
Proceeds from exercise of options and warrants	389,310	51,500

Net cash provided by (used in) financing activities	8,130,277	51,500

Net increase (decrease) in cash and cash equivalents	2,935,301	(2,843,852)

Cash and cash equivalents at beginning of period	735,654	4,720,362

Cash and cash equivalents at end of period	$3,670,955	$1,876,510

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The financial statements included herein have been prepared by PURE Bioscience without audit, in accordance with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, however we believe that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows for the periods presented. These unaudited consolidated financial statements presented herein should be read in conjunction with our audited financial statements for the period ended July 31, 2007, and their accompanying notes, as filed with the Securities and Exchange Commission in our 10K-SB on October 29, 2007.

While management believes the procedures followed in preparing the financial statements included in this quarterly report on Form 10Q are reasonable, the accuracy of the amounts are at least partially dependent upon facts that will exist and results that will be accomplished in subsequent periods. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the statements and accompanying notes, and actual results could differ materially from those estimates. The results of operations for the three months ended October 31, 2007 are not necessarily indicative of the results of operations for the full year, or any future periods.

The accompanying unaudited financial statements include the consolidated accounts of PURE Bioscience and its subsidiaries. All inter-company balances and transactions have been eliminated.

Note 2. Summary of Significant Accounting Policies

        Reclassifications

Certain comparative figures for prior periods have been reclassified. Specifically, we have reclassified $2,000,000 from cash and cash equivalents to short-term investments on the consolidated balance sheets at October 31, 2006. The balance sheets at October 31, 2006 are not presented herein, however the reclassification resulted in a $2,000,000 increase in short-term investments and a corresponding decrease in cash and cash equivalents at the end of the period, as reflected on the consolidated statement of cash flows for the three months ended October 31, 2006.

        Revenue Recognition

During the periods presented herein our revenue was derived from the sale of SDC concentrate and the sale of finished packaged products containing SDC. We recognize revenue from sales of these products under the provisions of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which is generally when we ship the products free on board from either our facility or from third party packagers, we have transferred title to the goods, and we have eliminated our risk of loss.

        Intangible Assets / Long-Lived Assets

Our intangible assets primarily consist of the worldwide patent portfolio of our silver ion technologies, and to a lesser extent our Triglycylboride technology. Outside legal costs and filing fees related to obtaining patents are capitalized as incurred. The total amounts capitalized for pending patents was $32,873 and $15,867 in the three month periods ended October 31, 2007 and 2006, respectively. Patents are stated net of accumulated amortization of $1,032,139 and $988,742 at October 31, 2007 and July 31, 2007, respectively.

The cumulative cost of acquiring patents is amortized on a straight-line basis over the estimated remaining useful lives of the patents, generally between 17 and 20 years from the date of issuance. At October 31, 2007 the weighted average remaining amortization period for all patents was approximately 12.5 years. Amortization expense for the three month periods ended October 31, 2007 and 2006 was $43,396 and $40,631, respectively.

        Accounting for Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) revised SFAS 123(R), Share-Based Payment, which establishes accounting for share-based awards exchanged for employee and Director services and requires us to expense the estimated fair value of these awards over the applicable service period. Under SFAS No. 123(R), share-based compensation cost is measured at the grant date based on the estimated fair value of the award, and is recognized as expense over the applicable service period. We do not have, and have not had during the three month periods ended October 31, 2007 or 2006, any stock option awards with market or performance conditions.

We adopted the accounting provisions of SFAS No. I23(R) in the three month period ended October 31, 2006, using the modified prospective application. Under the modified prospective application, prior fiscal periods are not revised for comparative purposes. Prior to August 1, 2006, we followed Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as amended, in our accounting for share-based compensation. The valuation provisions of SFAS No. I23(R) apply to new awards and to awards that were outstanding on the adoption date and were or are subsequently modified or cancelled. As at July 31, 2006, all outstanding share-based awards were fully vested, with the exception of the consultant options recorded in our balance sheets as “prepaid consulting” (as further discussed in Note 6).

        Stock Options to Non-Employees

Charges for stock options granted to non-employees have been determined in accordance with SFAS No. 123(R) and EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, whereby we use the estimated fair value of the consideration received or the estimated fair value of the stock options issued, whichever is more reliably measured. The fair value for these stock options is based on the Black-Scholes Option Pricing Model. For such stock options, during the three month period ended October 31, 2007 we recorded $9,758 in research and development expense; and during the three month period ended October 31, 2006 we recorded $65,038 in selling expense, $91,250 in general and administrative expense, and $9,758 in research and development expense. Included in these amounts is the amortization of consultant options recorded in our consolidated balance sheets as “prepaid consulting” and further discussed in Note 6.

        Cash, Cash Equivalents and Short-term Investments

We consider all liquid investments with maturities of ninety days or less when purchased to be cash equivalents. Our short-term investments have maturities of greater than ninety days from our date of purchase. We classify securities as “available-for-sale” in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and carry these investments at fair market value with any unrealized gains and losses reported as a component of stockholders’ equity on the consolidated balance sheets and in the statements of stockholders’ equity. All of our short-term investments as at July 31 or October 31, 2007 are carried at fair value, based upon market prices quoted on the last day of the fiscal period, and are considered available for sale. We use the specific identification method to determine the cost of debt securities sold, and include gross realized gains and losses in investment income. Realized gains and losses recorded for the three month periods ended October 31, 2007 and 2006 were $5,902 and zero, respectively. All interest and dividends received from short-term investments are included in interest income.

As at October 31 and July 31, 2007 all cash deposits and short-term investments were invested in either U.S. FDIC insured bank accounts; institutional money market mutual funds investing in A-1 (S&P), Prime-1 (Moody’s) or F1 (Fitch) short-term corporate debt obligations; U.S. Treasury Securities, or United States Government obligations issued by or backed by a federal agency of the United States Government.

        Comprehensive Income

SFAS 130, Reporting Comprehensive Income, requires us to display comprehensive income or loss and its components as part of our consolidated financial statements. Our comprehensive loss includes our net loss and certain changes in equity that are excluded from our net loss, including unrealized holding gains and losses on available-for-sale securities. SFAS 130 requires such changes in stockholders’ equity to be included in accumulated other comprehensive income or loss. Our comprehensive loss was $1,006,346 and $867,290 for the three month periods ended October 31, 2007 and 2006, respectively, and includes unrealized holding gains on available-for-sale securities of $2,358 and zero for the three month periods ended October 31, 2007 and 2006, respectively .

        Net Loss Per Common Share

In accordance with FASB Statement No. 128, Earnings Per Share (“SFAS 128”), the Company computes basic loss per share by dividing the applicable net loss by the weighted average number of common shares outstanding during the respective period. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock equivalents, including stock options and warrants, unless the effect is to reduce a loss or increase the income per common share from continuing operations. As we incurred losses in three month periods ended October 31 2007 and 2006, we did not include common stock equivalent shares in the computation of net loss per share as the effect would have been anti-dilutive. Therefore, both the basic and diluted loss per common share for the three month periods ended October 31, 2007 and July 31, 2006 are based on the weighted average number of shares of our common stock outstanding during the periods.

        Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). This Statement replaces SFAS No. 141, Business Combinations and requires an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). In addition, SFAS 141R’s requirement to measure the non-controlling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. SFAS 141R amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination, or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, Goodwill and Other Intangible Assets, to provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year commencing August 1, 2009). We do not currently expect the adoption of the provisions of SFAS 141R to have a material effect on our financial condition, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008 (our fiscal year commencing August 1, 2009). We do not currently expect the adoption of the provisions of SFAS No. 160 to have a material effect on our financial condition, results of operations or cash flows.

Note 3. Private Placement

On October 19, 2007 we sold 1,677,596 unregistered securities units to accredited investors, at $5.03 per unit. Each unit consisted of one share of our common stock and one quarter of a five-year warrant to purchase our common stock at $7.17 per share. A total of 419,394 such five-year warrants were issued to the investors and the fair value of the warrants, based on their fair value relative to the common stock issued, was $1,143,676 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 95.38% and a risk-free interest rate of 4.75%). Additionally, Taglich Brothers, Inc. acted as placement agent and in accordance with the placement agent agreement, they received a cash fee of $675,065 and a five-year warrant to purchase 167,759 shares of our common stock at $8.60 per share. The fair value of the 167,759 placement agent warrants, based on their fair value relative to the common stock issued, was $441,970 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 95.38% and a risk-free interest rate of 4.75%). Other cash fees paid to third parties, for legal and other fees associated with the private placement, were $22,277. The gross proceeds of the private placement were $8,438,308 and the net proceeds to us, after fees and expenses, were $7,740,967.

Under the terms of the placement agreement, we are required to file a registration statement with the Securities and Exchange Commission within 90 days of the private placement, or by January 17, 2008, for the resale of shares issued in the private placement and the shares to be issued upon the exercise of the warrants. We plan to file the registration statement on Form S-1 by that date, however if the registration statement is not filed within the 90-day period, we would be required to repay 2% of the gross proceeds (or $168,767) for each thirty day period, or any part thereof, beyond the 90-day period until the registration statement is filed. In addition, if the registration statement is not declared effective, or the common stock may not be sold without any restriction pursuant to Rule 144, within 210 days after the filing date, we would be required to repay 2% of the gross proceeds (or $168,767) for each thirty day period (or any part of a 30-day period) beyond the 210-day period until the shares are registered, up to a maximum repayment of 18% of the gross proceeds (or $1,518,899). No registration penalties are payable with respect to the shares underlying either the investor or the placement agent warrants.

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements,” or FSP EITF 00-19-2, which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP EITF 00-19-2 also requires additional disclosure regarding the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to include scope exceptions for registration payment arrangements. We do not currently believe that the transfer of consideration under the October 2007 private placement agreement is probable and have therefore not recorded any amount as a contingent liability on the consolidated balance sheets as at October 31, 2007. Based on the relative fair value of the common stock and warrants, we booked $6,155,321 to common stock and $1,585,646 to warrants; a total of $7,740,967 of net proceeds recorded within shareholders’ equity on the consolidated balance sheets at October 31, 2007.

Note 4. Other Equity and Common Stock Transactions

We paid no cash dividends during any of the periods presented, and have never paid cash dividends.

In August 2007 we issued 12,500 unregistered shares of common sock to a third party as part of a legal settlement, with an estimated fair value of $43,750 based on a market price of $3.50 per share.

During the three months ended October 31, 2007 we received an aggregate of $318,750 from the exercise of non-employee options on 390,000 shares of common stock at an average exercise price of $0.82, received $45,000 from the exercise of options on 75,000 shares of common stock issued under employee stock option plans, received $25,560 from the exercise of common stock warrants on 10,000 shares of common stock at an average exercise price of $2.56, and recorded $24,822 of employee stock option expense. Additionally during the three months ended October 31, 2007 there were net exercises of 88,500 warrants that resulted in the issuance of 60,982 shares of common stock based on the exercise price of the warrants and the market price of our common stock on the date of exercise.

Note 5. Stock-Based Compensation

We have, or have had during the fiscal years presented herein, the following equity incentive plans (the Plans) pursuant to which options to acquire common stock have been granted: the 1998 Directors And Officers Stock Option Plan; the 2001 Directors And Officers Stock Option Plan: the 2001 ETIH2O Stock Option Plan; the 2001 Consultants and Advisors Stock Option Plan; the 2002 Non-Qualified Stock Option Plan; the 2002 Employee Incentive Stock Option Plan; the 2004 Consultants and Advisors Stock Option Plan; and the 2007 Equity Incentive Plan. The Plans are administered by an Administrative Committee. The exercise price for stock options, or the value of other incentive grants granted under the Plans, are set by the Administrative Committee but may not be for less than the fair market value of the shares on the date the award is granted. The period in which options can be exercised is set by the Administrative Committee but is not to exceed five years from the date of grant. Options granted to new Executive Officers or Directors vest one year from date of appointment or election. Options granted to continuing Officers or Directors are immediately exercisable and vest upon exercise.

On August 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS123(R)”), requiring us to recognize expense related to the fair value of share-based compensation awards to employees and Directors. We elected to use the modified-prospective-transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior fiscal years. As at July 31, 2006, all outstanding share-based awards were fully vested, with the exception of the consultant options recorded in our balance sheets as “prepaid consulting” (as further discussed in Note 6). We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense for awards granted subsequent to July 31, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share based compensation for the three month periods ended October 31, 2007 and 2006:

	For the Three month periods ended October 31,
	2007	2006
Expected volatility	88.27% - 91.36%	70.88% - 70.88%
Risk-free interest rate	5.25%	5.25%
Expected rate of Forfeiture	0.0%	0.0%
Expected Dividend Yield	0.0%	0.0%
Weighted Average Expected Term	1.63 years	3.0 years

Expected price volatility is the measure by which our stock price is expected to fluctuate during the expect term of an option. Expected volatility is derived from the historical daily change in the market price of our common stock, as we believe that historical volatility is the best indicator of future volatility. For stock options granted subsequent to July 31, 2006 we have excluded the period prior to November 1, 2005 from our historical price volatility, as during this period our market price reflected significant uncertainty associated with both our arbitration proceedings against Falken Industries and our ability to close the sale of the assets of the Water Treatment Division. We believe that the volatility of the market price of our common stock during periods prior to November 1, 2005 is not reflective of future expected volatility.

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

The following table sets forth the share-based compensation expense recorded in our consolidated statements of operations for the three months ended October 31, 2007 and 2006 resulting from share-based compensation awarded to our employees, Directors and third party service providers, excluding the amortization of prepaid consulting as detailed in Note 6:

	Three Months Ended October 31, 2007	Three Months Ended October 31, 2006
Share-based compensation for employees and directors:
Selling expense	$—	$—
General and administrative expenses	24,822	—
Research and development	—	—

Total share-based compensation for employees and directors	24,822	—
Share-based compensation for third party service providers:
Selling expense	$—	$—
General and administrative expenses	43,750	91,290
Research and development	—	—

Total share-based compensation for third party service providers	43,750	91,290

Total share-based compensation expense	$68,572	$91,290

A summary of stock option activity is as follows:

	Number of Shares	Weighted-Average Exercise Price ($)	Aggregate Intrinsic Value ($000's)
Balance at July 31, 2007	10,293,750	$1.18

Granted	38,300	$3.69
Exercised	(465,000)	$0.78
Forfeited / Cancelled	(650,000)	$1.42

Balance at October 31, 2007	9,217,050	$1.19	$62,400

		Outstanding		Exercisable
Range of Exercise Prices	Number Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price ($)
$0.50 to $0.75	3,860,000	1.92	$0.53	3,860,000	$0.53
$0.80 to $1.20	1,411,100	2.38	$0.89	1,411,100	$0.89
$1.50 to $3.95	3,945,950	2.88	$1.94	3,313,900	$1.83

	9,217,050	2.40	$1.19	8,585,000	$1.09

Cash received from options exercised for the three month periods ended October 31, 2007 and 2006, was $363,750 and $51,500, respectively. The intrinsic value of all options exercised during the three month periods ended October 31, 2007 and 2006, was $3,337,650 and $52,530, respectively, and the weighted-average grant date fair value of equity options granted during the three month periods ended October 31, 2007 and 2006, was $3.69 and $1.83, respectively.

As of October 31, 2007, there was $157,277 of unrecognized non-cash compensation cost related to unvested options to be recognized over a weighted average period of 1.6 years.

Note 6. Prepaid Consulting

In January 2006, we entered into a two-year consulting agreement with Mr. Michael Sitton for domestic and international business development, the compensation being a fee of $12,500 per month and an option on 2,000,000 shares of unregistered common stock, vesting over three years. We also entered into a two-year consulting agreement with Secretary Tommy Thompson, for domestic and international business development, the compensation being a fee of $12,500 per month and an option on 300,000 shares of unregistered common stock, vesting over three years. Mr. Sitton subsequently transferred the rights to 700,000 options to Secretary Thompson. Mr. Sitton was therefore the beneficial owner of 1,300,000 and Secretary Thompson the beneficial owner of 1,000,000 of these options.

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

During the three months ended October 31, 2007 we amortized $9,758 of the prepaid asset to selling expense, and reported a prepaid asset of $3,253 as “Prepaid consulting” on the face of the consolidated balance sheets at October 31, 2007. In August 2007, Mr. Sitton’s consulting agreement was terminated, and Mr. Sitton’s 1,300,000 options are no longer exercisable.

Note 7. Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. Inventories at October 31, 2007 and 2006 consisted of:

	October 31, 2007	July 31, 2007
Raw Materials	$79,235	$78,816
Work in Progress	—	—
Finished Goods	154,118	164,083

	$233,353	$242,899

Note 8. Commitments and Contingencies

During the three months ended October 31, 2007 we issued 12,500 shares of common stock with a fair value of $43,750 and paid an additional $30,000, for a legal settlement.

Note 9. Taxes

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FIN 48, we must recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

FIN 48 became effective for us on August 1, 2007, however the adoption of FIN 48 did not have a material impact on our consolidated results of operations and financial position as we had no unrecognized tax benefits that, if recognized, would affect our effective income tax rate in future periods. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense, however we had no accrued interest or penalties at either August 1 or October 31, 2007. We are subject to taxation in the United States and in California, and our historical tax years remain subject to future examination by the U.S. and California tax authorities.

At October 31, 2007 we had federal and California tax net operating loss carry-forwards of approximately $25,564,000 and $15,462,700, respectively. The difference between federal and California tax loss carry-forwards is primarily due to limitations on California loss carry-forwards. The federal tax loss carry-forwards will begin expiring in the year ending July 31, 2017 unless previously utilized, and will completely expire in the year ending July 31, 2027. The California tax loss carry-forwards will begin to expire in the year ended July 31, 2013 and will completely expire in the year ending July 31, 2017.

Realization of our deferred tax assets, which relate to operating loss carry-forwards and timing differences, is dependant on future earnings. The timing and amount of future earnings are uncertain and therefore we establish a 100% valuation allowance.

Note 10. Business Segment and Sales Concentrations

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

During the three month period ended October 31, 2007, 99% of sales were made to two strategic partners that are also developing markets for our products. 99% of sales for the period were made to U.S. domestic customers, and 1% were made to international customers.

All of our tangible assets are located in the United States.

Note 11. Subsequent Events

In November, 2007 we received $12,000 from the exercise of an employee stock option on 6,250 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-KSB for the year ended July 31, 2007 and our unaudited consolidated financial statements for the three months ended October 31, 2007 included in this Quarterly Report on Form 10-Q. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the “safe harbor” created by those sections. These forward-looking statements may include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB for the year ended July 31, 2007. We do not assume any obligation to update any forward-looking statements.

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

     Bioscience Technology

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

We plan to pursue additional EPA and FDA regulatory approvals for other applications. For example, in September 2003, we announced an agreement with Therapeutics, Inc. (“Therapeutics”), a drug development company based in La Jolla, California, for the development and commercialization of certain Food and Drug Administration (FDA) regulated silver dihydrogen citrate-based products. Therapeutics funds and directs all development activities and FDA regulatory filings under the agreement, initially focusing on development of silver dihydrogen citrate-based products for the treatment of bacterial, viral and fungal mediated diseases and conditions. In May 2004, Therapeutics began development of SDC within the first two groups of products subject to FDA regulation; women’s health products and acne products. In May 2006 we announced that we had expanded our joint development initiative with Therapeutics to include development of SDC as an active pharmaceutical ingredient in products for treatment of dermatophytoses such as Tinea pedis (athlete’s foot), onychomycosis (nail fungus), among others, as well as development of antimicrobial skin wash products, beginning with a hand sanitizer. In December 2006 Therapeutics submitted an Investigational New Drug (IND) application with the FDA for an SDC-based hand sanitizer, to enable initiation of the first clinical trial of a product containing SDC as an active pharmaceutical ingredient. After reviewing the submission the FDA determined that the product testing in man may begin as proposed. Multiple hand sanitizer formulations containing SDC are currently being tested for safety and efficacy in proof of concept studies. We do not currently anticipate any additional IND applications to the FDA under our agreement with Therapeutics, or under any agreement with another potential partner, for products containing SDC until 2008 or later.

Our SDC technology also shows promise as a broad-spectrum antimicrobial for multiple other medical indications, including wound and burn care, as well as for dental and veterinary indications, though these opportunities are not currently under active development.

In September 2007, we announced that we had developed a new SDC-based antimicrobial product that provides what we believe to be the first 24-hour residual protection against norovirus. The highly concentrated product is designed to be mixed with water at the point of use to create a low toxicity hard surface antimicrobial. We intend to initially market, through a distributor relationship, the product, under the name Cruise Control™, to the cruise ship industry, which in recent years has suffered significant economic and reputation damage as a result of common and well-publicized outbreaks of norovirus. We commissioned an independent, third-party study entitled “Residual Virucidal Efficacy of a Disinfectant for Use on Inanimate Environmental Surfaces Utilizing Feline Calicivirus as a Surrogate Virus for Norovirus.” The study was conducted by a third party microbiology and virology testing laboratory in accordance with U.S. Environmental Protection Agency Good Laboratory Practice regulations. The testing laboratory modified an existing EPA protocol for testing bacterial residual efficacy to a protocol that appropriately evaluated the residual efficacy of our new formulation against the Feline Calicivirus. Our new disinfectant demonstrated greater than 99.9999% reduction in viral titer of Feline Calicivirus after 12 hours and at least a 99.98% reduction after 24 hours.

     Triglycylboride™

In addition to our antimicrobial technology, we own the marketing rights to a line of pesticide technologies. Like the silver dihydrogen citrate antimicrobial technology, we believe the boric acid based pesticides may offer competitive advantages in the market place with regard to efficacy when compared to leading brands, while maintaining lower toxicity ratings.

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

Marketing efforts behind these products to date, and resulting sales, have been very limited. We believe that investment in additional formulations, greater marketing efforts and wider distribution could result in significantly greater sales and profits than we have historically achieved with the technology. We continue to evaluate such investments, however in recent years and months we have entirely focused our resources on the development of SDC, which we believe has greater market potential than the Triglycylboride technology. If we decide not to make additional investments ourselves, we may pursue alternatives for our Triglycylboride technology that could include discontinuing to actively market the Innovex line of products and selling or licensing our rights to the technology.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2007 VS. THREE MONTHS ENDED OCTOBER 31, 2006

Revenues

For the three months ended October 31, 2007 revenues of $95,300 increased by $67,600, or 244%, compared with the three months ended October 31, 2006. 99% of sales for the three month period ended October 31, 2007 were made to two strategic partners that are pursuing regulatory approvals and developing markets for our products. Gross profit for the three months ended October 31, 2007 was $63,600, compared with $15,500 in the same period of the prior fiscal year. The gross margin percentage improved from 56% in the prior year to 67% in the current period, due primarily to product and customer mix. During the three month period ended October 31, 2007, a higher proportion of revenues were from bulk SDC concentrate and bulk Axen30 than in the same period of the prior fiscal year when finished packaged products contributed a higher proportion of sales.

Operating Costs

Operating costs increased by 17.2%, from $925,200 in the three months ended October 31, 2006, to $1,084,000 in the three months ended October 31, 2007. Within these aggregate operating costs, selling expenses declined by $94,000, to $88,200 in the current period compared with the same period in the prior fiscal year. The decrease in selling expenses is primarily due to a reduction of $103,000 in consulting fees and amortization of prepaid consulting costs. For a further discussion of this expense, please see Note 6 to the consolidated financial statements. General and administrative expenses increased by $238,900 or 51%, to $707,600 in the three months ended October 31, 2007, compared with the three months ended October 31, 2006. During the three months ended October 31, 2007 we issued 12,500 shares of common stock with a fair value of $43,750 and paid an additional $30,000, for a legal settlement, and general and administrative payroll expense increased by $74,000 year over year due to new hires and salary increases. Increases in expense for accounting fees, travel, employee stock option expense, depreciation, information technology, facility rent, employee medical expense and legal fees accounted for $189,600 of the increase in general and administrative expense for the three months ended October 31, 2007 compared with the three months ended October 31, 2006. These increases were partially offset by a decline of $111,500 in consulting costs, including $95,300 of stock option expense in the three month period ended October 31, 2006 for options issued under a consulting contract. We recognized employee stock option non-cash expense in general and administrative expenses for the three months ended October 31, 2007 of $24,800, and for the three months ended October 31, 2006 of zero.

Research and development costs, including in-house costs, patent amortization, outside legal costs for maintaining approved patents, and product registration expenditures, increased for the three month period ended October 31, 2007 by 5.1% to $288,200, compared with the same period in the prior fiscal year. During the three month period ended October 31, 2007, $60,800 of the costs charged to R&D related to manufacturing and R&D facility overheads incurred during periods in which we were designing and implementing new manufacturing and bottling processes. We do not currently expect our research and development expense to grow significantly in future periods, however if opportunities arise, particularly in the development and testing of new formulations, we will evaluate the need for additional research expenditures based on potential market sizes and our estimation of the likelihood of our technology achieving successful results.

Our loss from operations before taxes increased by $110,800, from a loss of $909,600 for the three months ended October 31, 2006 to a loss of $1,020,400 for the three months ended October 31, 2007.

Other Income

Other income declined by $30,600 in the current period compared to the same period of the prior fiscal year, primarily due to decreased interest income from lower average cash balances and lower interest rates.

Income Taxes

Income tax expense for each of the periods presented was zero as our tax liabilities were offset by current period losses or available federal and California net operating loss carry-forwards. In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FIN 48, we must recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

FIN 48 became effective for us on August 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated results of operations and financial position as we had no unrecognized tax benefits that, if recognized, would affect our effective income tax rate in future periods. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense, however we had no accrued interest or penalties at either August 1 or October 31, 2007.

At October 31, 2007 we had federal and California tax net operating loss carry-forwards of approximately $25,564,000 and $15,462,700, respectively. The difference between federal and California tax loss carry-forwards is primarily due to limitations on California loss carry-forwards. Realization of our deferred tax assets, which relate to operating loss carry-forwards and timing differences, is dependant on future earnings. The timing and amount of future earnings are uncertain and therefore we establish a 100% valuation allowance.

Net Income (Loss)

Our net loss after taxes increased by $141,400, from a net loss of $867,300 for the three months ended October 31, 2006 to a net loss of $1,008,700 for the three months ended October 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

From inception through the present, we have financed our operations primarily through our initial public offering in August of 1996, by subsequent private placement stock sales, through lines of credit and the issuance of debentures, and in May 2005 by the sale of our Water Treatment Division. At October 31, 2007 we had net working capital (current assets less current liabilities) of $8.44 million and no long-term debt.

As of October 31, 2007, we had current assets of $8,720,400, an increase of $7,026,200 from July 31, 2007. The increase primarily relates to a private placement completed in October 2007 in which we sold 1,677,596 unregistered securities units to accredited investors, at $5.03 per unit. Each unit consisted of one share of our common stock and one quarter of a five-year warrant to purchase our common stock at $7.17 per share. A total of 419,394 such five-year warrants were issued to the investors and the fair value of the warrants, based on their fair value relative to the common stock issued, was $1,143,676. Additionally, Taglich Brothers, Inc. acted as placement agent and in accordance with the placement agent agreement, they received a cash fee of $675,065 and a five-year warrant to purchase 167,759 shares of common stock at $8.60 per share. The fair value of the 167,759 placement agent warrants, based on their fair value relative to the common stock issued, was $441,970. Other cash fees paid to third parties, for legal and other fees associated with the private placement, were $22,277. The gross proceeds of the private placement were $8,438,308 and the net proceeds to us, after fees and expenses, were $7,740,967. Under the terms of the placement agreement, we are required to file a registration statement with the Securities and Exchange Commission within 90 days of the private placement, or by January 17, 2008, for the resale of shares issued in the private placement and the shares to be issued upon the exercise of the warrants. We plan to file the registration statement on Form S-1 by that date, however if the registration statement is not filed within the 90-day period, we would be required to repay 2% of the gross proceeds (or $168,767) for each thirty day period, or any part thereof, beyond the 90-day period until the registration statement is filed. In addition, if the registration statement is not declared effective, or the common stock may not be sold without any restriction pursuant to Rule 144, within 210 days after the filing date, we would be required to repay 2% of the gross proceeds (or $168,767) for each thirty day period (or any part of a 30-day period) beyond the 210-day period until the shares are registered, up to a maximum repayment of 18% of the gross proceeds (or $1,518,899). We do not currently believe that the transfer of consideration under the October 2007 private placement agreement is probable and have therefore not recorded any amount as a contingent liability on the consolidated balance sheets as at October 31, 2007. No registration penalties are payable with respect to the shares underlying either the investor or the placement agent warrants.

Total proceeds from the sale of common stock for the three months ended October 31, 2007 were $8,130,300, which included proceeds of $389,300 from the exercise of options and warrants, in addition to the $7,741,000 of net proceeds from the October 2007 private placement as discussed above. During the three months ended October 31, 2007 we received an aggregate of $318,750 from the exercise of non-employee options on 390,000 shares of common stock at an average exercise price of $0.82, received $45,000 from the exercise of options on 75,000 shares of common stock issued under employee stock option plans, and received $25,560 from the exercise of common stock warrants on 10,000 shares of common stock at an average exercise price of $2.56. Cash and cash equivalents at October 31, 2007 were $3,671,000, an increase for the quarter of $2,935,300, while short-term investments increased over the same period by $4,051,500, to $4,759,500. During the three months ended October 31, 2007 cash used in investing activities was $4,108,000, of which $4,049,100 related to the purchase of short-term investments from the October 2007 private placement proceeds.

Cash used in operating activities for the three months ended October 31, 2007 was $1,087,000, compared with $740,700 for the three month period of the prior fiscal year. The increase in operating cash expenditures is primarily as a result of increased general and administrative expenses including payroll, and patent related research and development expenditures.

During the three months ended October 31, 2007 we invested $32,900 of cash in patents, however the capitalized value of our patents at October 31, 2007, primarily related to our silver ion technology, declined by $10,500 from July 31, 2007, to $2,165,900 due to an excess of patent amortization over capitalization. Total property, plant and equipment at October 31, 2007 of $940,800 declined by $28,000 from July 31, 2007 due to an excess of depreciation over new asset acquisitions.

At October 31, 2007 we had current liabilities of $275,600, a decrease of $226,800 from July 31, 2007, primarily due to the timing of the payment of accounts payable.

During the fiscal year ended July 31, 2007 we redeveloped the manufacturing and office areas of our facility in El Cajon, California and invested in new manufacturing equipment. While this redevelopment is complete, we expect to continue to invest in our manufacturing processes, to improve efficiency and to ensure that we are able to meet anticipated demand. Additionally, during the next twelve months we anticipate making significant investments in information technology, in regulatory applications for new products or additional claims, in our corporate and business development infrastructure, and in programs required for us to maintain our compliance with the Securities Acts and/or the listing standards of any exchange on which we may list our securities. However, we believe that our existing cash resources are sufficient to meet our anticipated needs during the next twelve months.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of October 31, 2007.

There have been no changes in our internal controls or in other factors that could materially affect the internal controls subsequent to the date we completed our evaluation.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are not currently involved in any material legal proceedings that could result in claims against us. However, we may be subject to various legal actions and claims arising in the ordinary course of business.

ITEM 1A. RISK FACTORS
You should consider carefully the following information regarding the risks of investing in our common stock, together with the other information contained in this quarterly report on Form 10-Q, in our annual report on form 10K-SB for the year ended July 31, 2007, and in our other filings with the Securities and Exchange Commission, before you decide to buy or maintain an investment in our common stock. We believe that the risks described below fairly describe the risks that are material to us as of the date of this annual report. If any of the events described below were to occur, our financial condition, results of operations and future growth prospects would likely be materially and adversely affected and the market price of our common stock could decline. As a result you could lose some or all of any investment you may have made or may make in our common stock.

We may not generate positive cash flows from our operations to meet our anticipated capital needs

We do not yet have significant cash inflows from product sales to offset our ongoing planned investments in corporate infrastructure, research and development projects, regulatory submissions, business development activities, and sales and marketing, among other investments. Some of these investments cannot be postponed and we may be contractually or legally to make them. In future periods we may need to seek additional capital through the issuance of debt, equity, convertible securities or through other means, any one of which could reduce the value to us, perhaps substantially, of our technology and its commercial potential. The issuance of debt, equity or convertible securities, or the conversion of existing convertible securities, could lead to the dilution of our existing shareholders. There is no guarantee that we would be able to obtain capital on terms acceptable to us, or at all. Insufficient funds could require us to delay, scale back or eliminate some or all of our research and product development programs, license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, or to reduce or cease operations.

We have a history of losses, and we may not achieve or maintain profitability

We had a loss of $1,008,704 after taxes for the three month period ended October 31, 2007, a loss of $4,654,900 after taxes for the fiscal year ended July 31, 2007, and a loss of $3,682,900 after taxes for the fiscal year ended July 31, 2006. We may continue to have losses in the future. If the penetration into the marketplace of SDC is later than anticipated, revenue growth is slower than anticipated or operating expenses exceed expectations, it may take an unforeseen period of time to achieve or sustain profitability and we may never achieve or sustain profitability. We continue to use our capital resources to invest in the development of our technology, in our manufacturing operations and in our corporate infrastructure, among other investments, however our future revenues may not provide an adequate return, if any, on such investments. We may never achieve or sustain cash inflows that exceed our cash outflows. Slower than anticipated revenue growth would or could force us to scale back research, testing, development and marketing of our technology and/or force us to reduce the size and scope of our operations, or cease operations altogether. If we do become profitable in future periods, the Company has an employment contract with its Chief Executive Officer/President which includes a provision for him to be paid an amount equal to 3% of the Company’s net income before taxes, if any.

We may be liable for liquidated damages if we fail to register the shares issued in the October 2007 private placement with the Securities and Exchange Commission, or fail to have such registration declared effective

On October 19, 2007 we completed a private placement in which we sold 1,677,596 unregistered securities units to accredited investors, at $5.03 per unit. The gross proceeds of the private placement were $8,438,308 and the net proceeds to us, after fees and expenses, were $7,740,967. See Note 3 to the consolidated financial statements for further details of this transaction. Under the terms of the placement agreement, we are required to file a registration statement with the Securities and Exchange Commission within 90 days of the private placement, or by January 17, 2008, for the resale of shares issued in the private placement and the shares to be issued upon the exercise of the warrants. We plan to file the registration statement on Form S-1 by that date, however if the registration statement is not filed within the 90-day period, we would be required to repay 2% of the gross proceeds (or $168,767) for each thirty day period, or any part thereof, beyond the 90-day period until the registration statement is filed. In addition, if the registration statement is not declared effective, or the common stock may not be sold without any restriction pursuant to Rule 144, within 210 days after the filing date, we would be required to repay 2% of the gross proceeds (or $168,767) for each thirty day period (or any part of a 30-day period) beyond the 210-day period until the shares are registered, up to a maximum repayment of 18% of the gross proceeds (or $1,518,899). There is no guarantee that we will be able to file the registration statement by January 17, 2008 and we may have to repay part of the gross proceeds of the private placement until we are able to file the registration statement. Further, there is no guarantee that the SEC will ever declare the registration statement effective, and we could have to repay up to $1,518,899 to the investors. This would substantially reduce our future growth prospects and our ability to commercialize our technology, and the market price of our common stock could decline.

If our efforts to increase awareness and expand sales of our technology are not successful, or we fail to obtain necessary governmental approval, we may not be able to generate sufficient revenue to obtain profitability

We are marketing our new antimicrobial silver ion technology to industrial and consumer markets, and have also begun marketing our environmentally safe pesticides. These products have not yet been accepted into the marketplace, and may never be accepted. Other risks involved in introducing these new products include liability for product effectiveness and safety, and competition from existing or emerging sources. Additionally, government regulation in the United States and in other countries is a significant factor in the development, manufacturing and marketing of many of our products and in our ongoing research and development activities. Complying with applicable government regulations and obtaining necessary clearances or approvals can be time consuming and expensive, and there can be no assurance that regulatory review will not involve delays or other actions adversely affecting the marketing and sale of our products. We also cannot predict the extent or impact of future legislation or regulation. Some of our new bioscience applications for the healthcare markets and food preparation markets will require approval by government agencies prior to marketing or sale in the United States. We have not yet applied for Food and Drug Administration or Department of Agriculture approval to market any such products. If any future applications are not approved, we will not be able to market or sell such products, which would limit the revenues which may be realized. Even after approval, if any, we will remain subject to changing governmental policies regulating antimicrobial products. We also intend to take these technologies to the international marketplace, and doing business internationally carries a great deal of risk, with regard to foreign government regulation, banking and other factors.

Our silver ion, pesticide and other products will be competing in markets dominated by extremely large, well financed and internationally recognized chemical and pharmaceutical companies. Our ability to compete will depend upon our ability, and the ability of our distributors, to develop brand recognition and novel distribution methods. We or our distributors may never be successful in doing so. Many of our competitors already have well established brands and distribution, as well as many times our financial resources or those of our distributors. Focused competition by chemical and pharmaceutical giants could substantially limit our potential market share and ability to profit from our products and technologies.

The industries in which we operate are heavily regulated and we may be unable to compete effectively

We are a bioscience company focused on the marketing and continued development of our electrolytically generated stabilized ionic silver technology, including our flagship silver dihydrogen citrate antimicrobial, and to a much lesser extent our Triglycylboride pesticide technology. While the rewards in these fields are potentially great, the risks, the regulatory hurdles and the costs of doing business are also high. Our silver dihydrogen citrate is a platform technology rather than a single use applied technology. As such, products developed from the platform fall under the jurisdiction of multiple U.S. and international regulatory agencies. We currently have U.S. Environmental Protection Agency (“EPA”) registration for our 2400-parts per million (ppm) technical grade SDC concentrate (trade name Axenohl), as well as for our Axen and Axen30 hard surface disinfectant products for commercial, industrial and consumer applications including restaurants, homes and medical facilities. We intend to fund and manage additional U.S. EPA-regulated product development internally, in conjunction with our regulatory consultants and potentially by partnering with other third parties. We are also partnering, or intend to partner, with third parties who are seeking, or intend to seek, approvals to market SDC-based products in markets outside the United States. However, the introduction of additional regulated antimicrobial products in the U.S. or in markets outside the U.S. could take several months or years, or may never be achievable.

Our future sales are heavily dependent on a single core technology, and a decrease in sales or anticipated sales of products based on this core technology could seriously harm our business

Although we believe SDC has applications in multiple industries, we expect that sales of SDC will constitute a substantial portion of our revenues in future periods. Any material decrease in the overall level of sales or expected sales of, or the prices for SDC, whether as a result of competition, change in consumer demand, or any other factor, would have a materially adverse effect on our business, financial condition and results of operations.

If we are unable to successfully develop or commercialize new products, our operating results will suffer

In addition to its use on inanimate surfaces, we believe that our technology also shows promise as a broad-spectrum antimicrobial for use in human and veterinary healthcare products. We are pursuing certain approvals through the U.S. Food and Drug Administration (FDA) by partnering with Therapeutics, Inc. (“Therapeutics”) which has assumed responsibility for the testing and regulatory process for selected potential FDA regulated silver dihydrogen citrate-based products. The development of SDC-based products could lead to multiple IND, NDA and/or 510-K filings for silver dihydrogen citrated-based healthcare products with the FDA. In December 2006 Therapeutics submitted an Investigational New Drug (IND) application with the FDA for an SDC-based hand sanitizer, to enable initiation of the first clinical trial of a product containing SDC as an active pharmaceutical ingredient. After reviewing the submission the FDA determined that the product testing in man may begin as proposed. However, Therapeutics’ resources are very limited and progress to date on other human and veterinary indications has been slow. Additionally, the FDA and comparable agencies in many foreign countries impose substantial limitations on the introduction of new products through costly and time-consuming laboratory and clinical testing and other procedures. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. There is no guarantee that either Therapeutics, any other potential partner, or we will be able to obtain the resources necessary to further develop our technology or obtain regulatory approvals, or that the products will be successful in meeting the strict criteria imposed by the FDA. It may be several years before we, or a third party to whom we grant rights to use our silver ion technologies, are able to introduce any FDA regulated antimicrobial pharmaceutical products containing our technology. Such products may never achieve regulatory approval and may never be commercialized. If they are commercialized, we may not receive a share of future revenues that provides an adequate return on our historical or future investment.

If we are unable to obtain, maintain or defend patent and other intellectual property ownership rights relating to our technology, we may not be able to develop and market products based on our technology, which would have a material adverse impact on our results of operations and the price of our common stock

We rely and may in the future rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology and business. These legal protections afford only limited protection for our intellectual property and trade secrets. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our proprietary technology or otherwise obtain and use information that we regard as proprietary.

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

We may become subject to product liability claims

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

Maintaining compliance with our obligations as a public company may strain our resources and distract management, and if we do not remain compliant our stock price may be adversely affected

Our common stock is registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). It is therefore subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law. The Sarbanes-Oxley Act relates to us and adds to our obligations for regulatory reporting, accounting, corporate governance, internal controls and business practices. The SEC continues to issue new and proposed rules implementing various provisions of the Sarbanes-Oxley Act, and meeting these rules will substantially increase the cost to us of being a public company, including substantial costs during the year ending July 31, 2008. This additional cost will reduce our future profits or increase our future losses, and a greater proportion of management time and effort will be needed to meet our regulatory obligations than before.

During the year ending July 31, 2008 we will be required to evaluate our internal controls systems in order to allow management to report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act. During the year, we could meet the requirements for becoming an accelerated filer, which would require us to also have our Independent Registered Public Accounting Firm attest to our internal controls under Section 404 of the Sarbanes-Oxley Act for the year ending July 31, 2008. During the same period, in order to meet our compliance obligations we will need to invest in our corporate and accounting infrastructure. As a result of these requirements and investments, we will incur significant additional expenses and will suffer a significant diversion of management’s time. There is no guarantee that we will be able to meet the requirements of Section 404 or our other compliance obligations in a timely manner, and we could therefore be subject to sanctions or investigation by regulatory authorities such as the Securities and Exchange Commission, the Public Company Accounting Oversight Board (PCAOB) or any stock market on which we may list our securities subsequent to the date of this report on Form 10Q. Any such actions could adversely affect our financial results and the market price of our common stock, perhaps significantly.

Since becoming a public company in August 1996 and until this report on Form 10-Q, we have filed our annual and period reports as a small business issuer using forms 10K-SB and 10Q-SB. We no longer meet the requirements for filing within the small business reporting category under the Exchange Act, and based on the aggregate market value of our common stock at January 31, 2008 we could also be required to file our periodic and annual reports on an accelerated basis. The increased reporting requirements and heightened corporate governance obligations that we will face or are already facing will further increase the cost to us, perhaps substantially, of remaining compliant with our obligations under the Exchange Act or Sarbanes-Oxley Act.

Our Board of Directors has significant powers, which may delay or prevent a change of control of the company or adversely affect our stock price

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

Our management and our Board of Directors has significant influence over the direction and policies of the Company, and may be able to delay or prevent a change of control of our company, which could adversely affect our stock price

As of December 13, 2007, Michael L. Krall, our President and Chief Executive Officer, beneficially owned, including exercisable options, approximately 8% of our common stock. As of the same date, our Directors and Officers as a group beneficially owned, including exercisable options and warrants, approximately 28% of our common stock. As a result, our management, and Mr. Krall in particular, are in a position to significantly influence the direction and policies of the Company, the election of the Board of Directors of the Company and the outcome of any other matters requiring stockholder approval.

The price of our common stock may be volatile, which may limit our ability to raise capital in the future or cause investment losses for our stockholders

Since our initial public offering in August 1996, the price and trading volume of our common stock have been highly volatile. The price has ranged from below $1 per share to over $8 per share, and the monthly trading volume has varied from under 200,000 shares to over 7.8 million shares. During the twelve months prior to December 2007, the closing price of our common stock on any given day has ranged from $1.75 to $8.50, and the monthly trading volume has varied from approximately 1.3 million shares to approximately 7.9 million shares. This volatility could adversely affect an investor’s ability to sell shares of our common stock and/or the available price for such shares, and could result in lower prices being available to an investor if the investor wishes to sell their shares at any given time.

Our common stock has previously been and may again be considered in the future to be “penny stock,” which may make it more difficult for investors to resell their shares to third parties

Although our common stock is not currently characterized as a “penny stock” under SEC regulations, it has been so characterized in the past and may be so characterized in the future. Were our common stock to be characterized as “penny stock,” broker-dealers dealing in our common stock would be subject to the disclosure rules for transactions involving penny stocks, which generally require that, prior to a purchase, the broker-dealer determine if purchasing the common stock is suitable for the applicable purchaser. The broker-dealer would also have to obtain the written consent of the applicable purchasers to purchase the common stock and disclose the best bid and offer prices available for the common stock and the price at which the broker-dealer last purchased or sold the common stock. These additional burdens imposed upon broker-dealers could discourage them from effecting transactions in our common stock, which could make it difficult for an investor to sell their shares at any given time.

If outstanding options and warrants to purchase shares of our common stock are exercised, or if other remaining authorized shares of common stock are issued, the interests of our stockholders could be diluted

We have approximately 10,935,401 shares of common stock reserved for issuance, which includes shares under equity compensation plans, vested and unvested options, and warrants. These shares have a weighted-average exercise price of approximately $1.61. An additional approximately 11,870,466 authorized shares of common stock remain available for future issuance under equity compensation plans or otherwise. The exercise of options and warrants, and the sale of shares underlying such options or warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under our stock option plans, and options and warrants yet to be granted or issued.

It is uncertain whether we will ever pay dividends

We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. The future payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors, which the Board of Directors of the Company may consider relevant.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

        The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B. Reports on Form 8-K:

1.	Current Report Items 4.01 and 9.01: Changes in the Registrant's Certifying Accountant filed on September 24, 2007.
2.	Current Report Items 3.02 and 9.01: Unregistered Sales of Equity Securities filed on October 25, 2007.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By: By:	PURE BIOSCIENCE /s/ Michael L. Krall Michael L. Krall, President/CEO December 17, 2007 /s/ Andrew J. Buckland Andrew J. Buckland, CFO/Principal Accounting Officer December 17, 2007