Form 10-Q
period 2008-01-31
PURE BIOSCIENCE
filed 2008-03-17
CIK 1006028

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended January 31, 2008

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

The number of shares of the registrant’s Common Stock, no par value, outstanding as of March 11, 2008 was 27,925,053 shares.

PURE Bioscience
FORM 10-Q
For the Three Months Ended January 31, 2008

TABLE OF CONTENTS

PART 1 — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited):

Consolidated Balance Sheets as of July 31, 2007 and January 31, 2008
Consolidated Statements of Operations for the three and six months ended January 31, 2008 and 2007
Consolidated Statements of Cash Flows for the six months ended January 31, 2008 and 2007
Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

PURE Bioscience

CONSOLIDATED BALANCE SHEETS

	(Unaudited) January 31, 2008	July 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$2,739,111	$735,654
Short-term investments	4,822,163	708,058
Accounts receivable, net of allowance for doubtful accounts
of $0 at July 31, 2007 and $0 at January 31, 2008	103,221	7,548
Other receivables	14,076	—
Inventories, net	381,245	242,899
Prepaid expenses	169,615	—
Prepaid consulting	117,345	—

Total current assets	8,346,776	1,694,159

Total property, plant and equipment, net	954,395	968,737

Other Assets
Prepaid consulting	—	13,011
Deposits	4,872	9,744
Patents	2,161,438	2,176,388

Total assets	$11,467,481	$4,862,039

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$311,742	$422,753
Accrued liabilities	101,630	77,228
Taxes payable	2,400	2,400

Total current liabilities	415,772	502,381

Deferred rent	12,290	—

Total liabilities	428,062	502,381
Stockholders' Equity
Preferred Stock, no par value:
5,000,000 shares authorized, no shares issued	—	—
Class A common stock, no par value:
50,000,000 shares authorized
24,961,805 issued and outstanding at July 31, 2007, and
27,868,083 issued and outstanding at January 31, 2008	33,510,674	26,519,543
Additional Paid-In Capital	3,145,347	2,486,829
Warrants:
391,698 issued and outstanding at July 31,2007, and
880,351 issued and outstanding at January 31, 2008	1,766,159	245,825
Accumulated other comprehensive income	72,189	—
Accumulated deficit	(27,454,950)	(24,892,539)

Total stockholders' equity	11,039,419	4,359,658

Total liabilities and stockholders' equity	$11,467,481	$4,862,039

The accompanying notes are an integral part of the consolidated financial statements

PURE Bioscience

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended January 31		For the Three Months Ended January 31
	2008	2007	2008	2007
Net revenues	$247,724	$196,463	$152,434	$168,759
Cost of sales	82,180	126,924	50,487	114,762

Gross profit	165,544	69,539	101,947	53,997

Selling expenses	294,799	398,743	206,597	216,577
General and administrative expenses	1,877,696	1,022,222	1,170,087	553,557
Research and development	591,503	621,338	303,298	346,988

Total operating expenses	2,763,998	2,042,303	1,679,982	1,117,122

Loss from operations	(2,598,454)	(1,972,764)	(1,578,035)	(1,063,125)
Other income and (expense):
Interest income	18,761	91,434	7,104	44,085
Other	17,282	5,928	17,224	10,928

Total other income (expense)	36,043	97,362	24,328	55,013
Net loss before income taxes	(2,562,411)	(1,875,402)	(1,553,707)	(1,008,112)
Income tax provision	—	—	—	—

Net loss	(2,562,411)	(1,875,402)	(1,553,707)	(1,008,112)

Net loss per common share, basic and diluted	$(0.10)	$(0.08)	$(0.06)	$(0.04)

Weighted average shares used in
computing basic and diluted net loss per share	26,325,550	24,059,298	27,317,532	24,104,524

The accompanying notes are an integral part of the consolidated financial statements

PURE Bioscience

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended January 31,
	2008	2007
Cash flows from operating activities:

Net loss	$(2,562,411)	$(1,875,402)

Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization and depreciation	195,599	349,617
Stock-based compensation	532,621	308,409
Changes in assets and liabilities:
Accounts receivable	(95,672)	(28,176)
Other receivables and interest receivable	(14,076)	—
Prepaid expense	(164,743)	88,742
Inventories	(138,346)	(60,187)
Deferred rent	12,290	—
Accounts payable and accrued liabilities	(86,609)	(69,677)

Net cash (used) in operating activities	(2,321,347)	(1,286,674)

Cash flows from investing activities

Investment in patents	(72,495)	(57,105)
Purchase of property, plant and equipment	(93,812)	(286,634)
Purchases of short-term investments	(4,749,973)	(2,000,000)
Sales of short-term investments	708,057	—

Net cash (used) in investing activities	(4,208,223)	(2,343,739)

Cash flows from financing activities

Net proceeds from the sale of common stock	7,740,967	178,500
Proceeds from exercise of stock options and warrants	792,060	—

Net cash provided by (used in) financing activities	8,533,027	178,500

Net increase (decrease) in cash and cash equivalents	2,003,457	(3,451,913)

Cash and cash equivalents at beginning of period	735,654	4,720,362

Cash and cash equivalents at end of period	$2,739,111	$1,268,449

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Basis of Presentation

The financial statements included herein have been prepared by PURE Bioscience without audit, in accordance with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, however we believe that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows for the periods presented. These unaudited consolidated financial statements presented herein should be read in conjunction with our audited financial statements for the period ended July 31, 2007, and their accompanying notes, as filed with the Securities and Exchange Commission in our 10-KSB on October 29, 2007.

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the statements and accompanying notes, and actual results could differ materially from those estimates. The results of operations for the three and six months ended January 31, 2008 are not necessarily indicative of the results of operations for the full year, or any future periods.

The accompanying unaudited financial statements include the consolidated accounts of PURE Bioscience and its subsidiaries. All inter-company balances and transactions have been eliminated.

Note 2.   Summary of Significant Accounting Policies

Reclassifications

Certain comparative figures for prior periods have been reclassified. Specifically, we have reclassified $2,000,000 from cash and cash equivalents to short-term investments on the consolidated balance sheets at October 31, 2006. The balance sheets at October 31, 2006 are not presented herein, however the reclassification resulted in a $2,000,000 increase in short-term investments and a corresponding decrease in cash and cash equivalents at the end of the period, as reflected on the consolidated statement of cash flows for the six months ended January 31, 2007.

Revenue Recognition

During the periods presented herein our revenue was derived from the sale of SDC concentrate and the sale of finished packaged products containing SDC. We recognize revenue from sales of these products under the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition, which is generally when we ship the products free on board from either our facility or from third party packagers, we have transferred title to the goods, and we have eliminated our risk of loss.

Intangible Assets / Long-Lived Assets

Our intangible assets primarily consist of the worldwide patent portfolio of our silver ion technologies, and to a lesser extent our Triglycylboride technology. Outside legal costs and filing fees related to obtaining patents are capitalized as incurred. The total amounts capitalized for pending patents was $39,622 and $6,079 in the three month periods ended January 31, 2008 and 2007, respectively, and $72,495 and $21,945 in the six month periods ended January 31, 2008 and 2007, respectively. Patents are stated net of accumulated amortization of $1,076,187 and $988,742 at January 31, 2008 and July 31, 2007, respectively.

The cumulative cost of acquiring patents is amortized on a straight-line basis over the estimated remaining useful lives of the patents, generally between 17 and 20 years from the date of issuance. At January 31, 2008 the weighted average remaining amortization period for all patents was approximately 12.5 years. Amortization expense for the three month periods ended January 31, 2008 and 2007 was $44,048 and $40,631, respectively, and for the six month periods ended January 31, 2008 and 2007 was $87,445 and $81,263, respectively.

Accounting for Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) revised SFAS 123(R), Share-Based Payment, which establishes accounting for share-based awards exchanged for employee and Director services and requires us to expense the estimated fair value of these awards over the applicable service period. Under SFAS No. 123(R), share-based compensation cost is measured at the grant date based on the estimated fair value of the award, and is recognized as expense over the applicable service period. We do not have, and have not had during the six month periods ended January 31, 2008 or 2007, any stock option awards with market or performance conditions.

We adopted the accounting provisions of SFAS No. I23(R) in the three month period ended October 31, 2006, using the modified prospective application. Under the modified prospective application, prior fiscal periods are not revised for comparative purposes. Prior to August 1, 2006, we followed Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as amended, in our accounting for share-based compensation. The valuation provisions of SFAS No. I23(R) apply to new awards and to awards that were outstanding on the adoption date and were or are subsequently modified or cancelled. As at July 31, 2006, all outstanding share-based awards were fully vested, with the exception of consultant options recorded in our balance sheets as “prepaid consulting” (as further discussed in Note 6).

Stock Options to Non-Employees

Charges for stock options granted to non-employees have been determined in accordance with SFAS No. 123(R) and EITF No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, whereby we use the estimated fair value of the stock options issued, based on the Black-Scholes Option Pricing Model. For such stock options, during the three month period ended January 31, 2008 we recorded $75,205 in selling expense, and $3,253 in research and development expense; and during the three month period ended January 31, 2007 we recorded $65,038 in selling expense, and $9,758 in research and development expense. During the six month period ended January 31, 2008 we recorded $75,205 in selling expense, and $13,011 in research and development expense; and during the six month period ended January 31, 2007 we recorded $130,076 in selling expense, $91,250 in general and administrative expense, and $19,516 in research and development expense. Included in these amounts is the amortization of consultant options recorded in our consolidated balance sheets as “prepaid consulting” and further discussed in Note 6.

Cash, Cash Equivalents and Short-term Investments

We consider all liquid investments with maturities of ninety days or less when purchased to be cash equivalents. Our short-term investments have maturities of greater than ninety days from the date of purchase. We classify securities as “available-for-sale” in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and carry these investments at fair market value with any unrealized gains and losses reported as a component of stockholders’ equity on the consolidated balance sheets and in the statements of stockholders’ equity. All of our short-term investments as at July 31, 2007 or January 31, 2008 are carried at fair value, based upon market prices quoted on the last day of the fiscal period, and are considered available for sale. We use the specific identification method to determine the cost of debt securities sold, and include gross realized gains and losses in investment income. Realized gains and losses recorded for the three month periods ended January 31, 2008 and 2007 were $17,188 and zero, respectively, and for the six month periods ended January 31, 2008 and 2007 were $23,090 and zero, respectively. All interest and dividends received from short-term investments are included in interest income.

As at January 31, 2008 and July 31, 2007 all cash deposits and short-term investments were invested in either U.S. FDIC insured bank accounts; institutional money market mutual funds investing in A-1 (S&P), Prime-1 (Moody’s) or F1 (Fitch) short-term corporate debt obligations; U.S. Treasury Securities, or United States Government obligations issued by or backed by a federal agency of the United States Government.

Comprehensive Income

SFAS 130, Reporting Comprehensive Income, requires us to display comprehensive income or loss and its components as part of our consolidated financial statements. Our comprehensive loss includes our net loss and certain changes in equity that are excluded from our net loss, including unrealized holding gains and losses on available-for-sale securities. SFAS 130 requires such changes in stockholders’ equity to be included in accumulated other comprehensive income or loss. For the three month periods ended January 31, 2008 and 2007, our comprehensive loss was $1,483,876 and $1,008,112, respectively, and included unrealized holding gains on available-for-sale securities of $69,831 and zero, respectively. For the six month periods ended January 31, 2008 and 2007, our comprehensive loss was $2,490,222 and $1,875,402, respectively, and included unrealized holding gains on available-for-sale securities of $72,189 and zero, respectively.

Net Loss Per Common Share

In accordance with FASB Statement No. 128, Earnings Per Share (“SFAS 128”), we compute basic loss per share by dividing the applicable net loss by the weighted average number of common shares outstanding during the respective period. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock equivalents, including stock options and warrants, unless the effect is to reduce a loss or increase the income per common share from continuing operations. As we incurred losses in three and six month periods ended January 31 2008 and 2007, we did not include common stock equivalent shares in the computation of net loss per share as the effect would have been anti-dilutive. Therefore, both the basic and diluted loss per common share for the three and six month periods ended January 31, 2008 and 2007 are based on the weighted average number of shares of our common stock outstanding during the periods.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). This Statement replaces SFAS No. 141, Business Combinations and requires an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). In addition, SFAS 141R’s requirement to measure the non-controlling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. SFAS 141R amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination, or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, Goodwill and Other Intangible Assets, to provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year ending July 31, 2010). We do not currently expect the adoption of the provisions of SFAS 141R to have a material effect on our financial condition, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008 (our fiscal year ending July 31, 2010). We do not currently expect the adoption of the provisions of SFAS No. 160 to have a material effect on our financial condition, results of operations or cash flows.

Note 3.   Private Placement

On October 19, 2007 we sold 1,677,596 unregistered securities units to accredited investors, at $5.03 per unit. Each unit consisted of one share of our common stock and one quarter of a five-year warrant to purchase our common stock at a price of $7.17 per share. A total of 419,394 such five-year warrants were issued to the investors and the fair value of the warrants, based on their fair value relative to the common stock issued, was $1,143,676 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 95.38% and a risk-free interest rate of 4.75%). Additionally, Taglich Brothers, Inc. acted as placement agent and in accordance with the placement agent agreement, they received a cash fee of $675,065 and a five-year warrant to purchase 167,759 shares of our common stock at a price of $8.60 per share. The fair value of the 167,759 placement agent warrants, based on their fair value relative to the common stock issued, was $441,970 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 95.38% and a risk-free interest rate of 4.75%). Other cash fees paid to third parties, for legal and other fees associated with the private placement, were $22,277. The gross proceeds of the private placement were $8,438,308 and the net proceeds to us, after fees and expenses, were $7,740,967. Based on the relative fair value of the common stock and warrants, during the current fiscal year we booked $6,155,321 to common stock and $1,585,646 to warrants; a total of $7,740,967 of net proceeds recorded within shareholders’ equity on the consolidated balance sheets.

Under the terms of the placement agreement, we were required to file a registration statement with the Securities and Exchange Commission (“SEC”) within 90 days of the private placement, for the resale of the shares issued, and the shares to be issued upon the exercise of the warrants. If we had not filed the registration statement within the 90-day period, and if the registration statement were not declared effective within 210 days after the filing date, we would have been subject to repayment penalties. We filed a Form S-1 with the SEC on January 17, 2008 for the resale of all shares issued in the October 2007 private placement and the shares to be issued upon the exercise of the warrants. The S-1 registration statement, as amended, was subsequently declared effective and we filed a notice of effectiveness with the SEC on January 25, 2008. As a result, we are no longer subject to any potential repayment penalties associated with the October 2007 private placement.

Note 4.   Other Equity and Common Stock Transactions

We paid no cash dividends during any of the periods presented, and have never paid cash dividends.

In August 2007 we issued 12,500 unregistered shares of common stock to a third party as part of a legal settlement, with an estimated fair value of $43,750 based on a market price of $3.50 per share.

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

In November 2007, we issued options on 25,000 shares of common stock in exchange for business development services, at an exercise price of $7.50, valued at $51,736 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 66.12% and a risk-free interest rate of 4.50%).

In December 2007, we issued options on 50,000 shares of common stock in exchange for business development services, at an exercise price of $5.29, valued at $140,814 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 102.22% and a risk-free interest rate of 4.25%). See Note 6 for further information regarding this option.

In January 2008, we appointed Paul V. Maier to our Board of Directors and on appointment to the Board Mr. Maier was granted an option to purchase 100,000 shares of common stock, at an exercise price of $5.73, valued at $350,997 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 107.34% and a risk-free interest rate of 3.50%). The full fair value of the award was recorded as an expense on the consolidated statement of operations for the three months ended January 31, 2008 as the award vested immediately and was made as compensation for Mr. Maier joining the Board. The stock options granted to Mr. Maier were issued under the 2007 Equity Incentive Plan.

In January 2008, there were net exercises of options which were due to expire and which were issued under the 2002 Non-Qualified Stock Option Plan. Options on 250,000 shares were exercised, resulting in the issuance of 228,950 shares of common stock. As these shares were net exercised as permitted under the respective option agreements, the Company did not receive any cash. Additionally during the three months ended January 31, 2008, we received $111,500 from the exercise of options on 150,000 shares of common stock by two of our Directors, at an average exercise price of $0.74, and received an aggregate of $279,250 from the exercise of non-employee options on 295,000 shares of common stock at an average exercise price of $0.95. We also received $12,000 from the exercise of options on 6,250 shares of common stock issued under employee stock purchase plans, and recorded $24,836 of employee stock option expense.

Note 5.   Stock-Based Compensation

We have, or have had during the fiscal years presented herein, the following equity incentive plans (the “Plans”) pursuant to which we have granted options to acquire common stock: the 1998 Directors And Officers Stock Option Plan; the 2001 Directors And Officers Stock Option Plan: the 2001 ETIH2O Stock Option Plan; the 2001 Consultants and Advisors Stock Option Plan; the 2002 Non-Qualified Stock Option Plan; the 2002 Employee Incentive Stock Option Plan; the 2004 Consultants and Advisors Stock Option Plan; and the 2007 Equity Incentive Plan. The Plans are administered by an Administrative Committee. The exercise price for stock options, or the value of other incentive grants granted under the Plans, are set by the Administrative Committee but may not be for less than the fair market value of the shares on the date the award is granted. The period in which options can be exercised is set by the Administrative Committee but is not to exceed five years from the date of grant.

On August 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS123(R)”), requiring us to recognize expense related to the fair value of share-based compensation awards to employees and Directors. We elected to use the modified-prospective-transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior fiscal years. As at July 31, 2006, all outstanding share-based awards were fully vested, with the exception of the consultant options recorded in our balance sheets as “prepaid consulting” (as further discussed in Note 6). We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense for awards granted subsequent to July 31, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share based compensation for the six month periods ended January 31, 2008 and 2007:

	For the six month periods ended January 31
	2008	2007
Expected price volatility	66.1% - 107.3%	70.9% - 71.2%
Risk-free interest rate	3.50% - 5.25%	5.25%
Expected Rate of Forfeiture	0.0	0.0%
Expected Dividend yield	0.0	0.0%
Weighted Average Expected Term	2.0 years	2.7 years

Expected price volatility is the measure by which our stock price is expected to fluctuate during the expected term of an option. Expected volatility is derived from the historical daily change in the market price of our common stock, as we believe that historical volatility is the best indicator of future volatility. For stock options granted subsequent to July 31, 2006 we have excluded the period prior to November 1, 2005 from our historical price volatility, as during this period our market price reflected significant uncertainty associated with both our arbitration proceedings against Falken Industries and our ability to close the sale of the assets of the Water Treatment Division. We believe that the volatility of the market price of our common stock during periods prior to November 1, 2005 is not reflective of future expected volatility.

Following the guidance of Staff Accounting Bulletin No. 107 (“SAB 107”), we have been following the “Simplified Method” to determine the expected term of “Plain Vanilla” options issued to employees and Directors. All of our outstanding options granted to employees and Directors are Plain Vanilla options. Under the Simplified Method, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. In SAB 107, the Staff stated that it would not expect a company to use the Simplified Method for share option grants after December 31, 2007, however on December 21, 2007 the SEC published Staff Accounting Bulletin No. 110 (“SAB 110”), which expressed the views of the Staff regarding the continued use of a Simplified Method in certain circumstances where a company is unable to rely on historical data. We are unable to rely on our historical exercise data as there have been only a limited number of option exercises in recent periods; there have been a limited number of plan participants which is expected to grow; our common stock has been traded on the illiquid Bulletin Board but we are seeking a listing on a National Exchange; we have had over recent years significant trading blackout periods for employees and Directors; there has been minimal employee and Director turnover; we have recently changed the terms of employee stock option grants to reduce the term of such grants; there are no comparable companies in terms of size, location and industry (particularly as we are developing a platform technology and operate in multiple industries); and we have had significant structural changes in our business including the sale of the Water Treatment Division, and expect to continue to change in the foreseeable future. We are therefore, under the guidance of SAB 110, continuing to use the Simplified Method to determine the expected term of options issued to employees and Directors, but will continually evaluate our historical data as a basis for determining the expected terms of such options.

Our estimation of the expected term for stock options granted to parties other than employees or Directors is the contractual term of the option award.

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

The following table sets forth the share-based compensation expense recorded in our consolidated statements of operations for the three and six month period ended January 31, 2008 and 2007 resulting from share-based compensation awarded to our employees, Directors and third party service providers, excluding the amortization of prepaid consulting as detailed in Note 6:

	Three Months Ended January 31, 2008	Three Months Ended January 31, 2007
Share-based compensation for employees and directors:
Selling expense	$—	$—
General and administrative expenses	375,833	2,465
Research and development	—	—

Total share-based compensation for employees and directors	375,833	2,465

Share-based compensation for third party service providers:
Selling expense	$51,736	$—
General and administrative expenses	—	—
Research and development	—	65,100

Total share-based compensation for third party service providers	51,736	65,100

Total share-based compensation expense	$427,569	$67,565

	Six Months Ended January 31, 2008	Six Months Ended January 31, 2007
Share-based compensation for employees and directors:
Selling expense	$—	$—
General and administrative expenses	400,655	2,465
Research and development	—	—

Total share-based compensation for employees and directors	400,655	2,465

Share-based compensation for third party service providers:
Selling expense	$51,736	$—
General and administrative expenses	43,750	91,250
Research and development	—	65,100

Total share-based compensation for third party service providers	95,486	156,350

Total share-based compensation expense	$496,141	$158,815

A summary of stock option activity is as follows:

	Number of Shares	Weighted-Average Exercise Price ($)	Aggregate Intrinsic Value ($000's)
Balance at July 31, 2007	10,293,750	$1.18

Granted	38,300	$3.69
Exercised	(465,000)	$0.78
Forfeited / Cancelled	(650,000)	$1.42

Balance at October 31, 2007	9,217,050	$1.19	$62,400

Granted	200,000	$5.89
Exercised	(680,200)	$0.77
Forfeited / Cancelled	(33,550)	$1.05

Balance at January 31, 2008	8,703,300	$1.33	$37,223

		Outstanding		Exercisable
Range of Exercise Prices	Number Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price ($)
$0.50 to $0.75	3,425,000	1.88	$0.53	3,425,000	$0.53
$0.80 to $1.20	1,151,100	2.32	$0.86	1,151,100	$0.86
$1.50 to $7.50	4,127,200	2.67	$2.13	3,685,450	$2.03

	8,703,300	2.31	$1.33	8,261,550	$1.24

Cash received from options exercised for the three month periods ended January 31, 2008 and 2007, was $402,750 and $127,000, respectively. The intrinsic value of all options exercised during the three month periods ended January 31, 2008 and 2007, was $3,285,027 and $901,189, respectively, and the weighted-average grant date fair value of equity options granted during the three month periods ended January 31, 2008 and 2007, was $3.05 and $0.80, respectively.

Cash received from options exercised for the six month periods ended January 31, 2008 and 2007, was $766,500 and $178,500, respectively. The intrinsic value of all options exercised during the six month periods ended January 31, 2008 and 2007, was $6,622,677 and $953,719, respectively, and the weighted-average grant date fair value of equity options granted during the six month periods ended January 31, 2008 and 2007, was $2.85 and $0.89, respectively.

As of January 31, 2008, there was $189,738 of unrecognized non-cash compensation cost related to unvested options to be recognized over a weighted average period of 1.5 years.

Note 6. Prepaid Consulting

In January 2006, we entered into a two-year consulting agreement with Mr. Michael Sitton for domestic and international business development, the compensation being a fee of $12,500 per month and an option to purchase 2,000,000 shares of unregistered common stock, vesting over three years. We also entered into a two-year consulting agreement with Secretary Tommy Thompson, for domestic and international business development, the compensation being a fee of $12,500 per month and an option to purchase 300,000 shares of unregistered common stock, vesting over three years. Mr. Sitton subsequently transferred the rights to 700,000 options to Secretary Thompson. Mr. Sitton was therefore the beneficial owner of 1,300,000 and Secretary Thompson the beneficial owner of 1,000,000 of these options.

At the time of the grant in January 2006, we recorded the value of the aggregate of 2,300,000 unvested options as a prepaid asset to be amortized over the life of the consulting agreements. The options were valued at an aggregate of $598,372 based on their weighted average exercise prices of between $1.00 to $2.75, and the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 82.23% and a risk-free interest rate of 4.25%, to be amortized over the two year life of the consulting agreements at $24,932 per month.

During the three months ended January 31, 2008 we amortized $3,253 of the prepaid asset, and during the six months ended January 31, 2008 we amortized $13,011 of the prepaid asset, to selling expense. The prepaid asset is now fully amortized.

In August 2007, Mr. Sitton’s consulting agreement was terminated, and Mr. Sitton’s 1,300,000 options are no longer exercisable.

In December, 2007 we entered into a separate six month consulting agreement with an independent third party for domestic business development, the compensation being a fee of $13,683 per month and a two-year option to purchase 50,000 shares of common stock granted under the PURE Bioscience Consultant and Advisors Stock Option Plan. At the time of the grant in December 2007, we recorded the fair value of the 50,000 stock options as a prepaid asset to be amortized over the six month term of the consulting agreement. The options, which have an exercise price of $5.29, were valued at $140,814 using the Black-Scholes Option Pricing Model and assuming no dividend yield, volatility of 102.22% and a risk-free interest rate of 4.25%. The fair value of the grant is being amortized at $23,469 per month for the six month term of the associated consulting agreement. During the three month period ended January 31, 2008, we amortized $23,469 of the fair value of the stock option grant to selling expense, and recorded $117,345 as “prepaid consulting” on the balance sheet at January 31, 2008.

Note 7.   Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. Inventories at January 31, 2008 and July 31, 2007 consisted of:

	January 31, 2008	July 31, 2007
Raw Materials	$220,741	$78,816
Work in Progress	—	—
Finished Goods	160,504	164,083

	$381,245	$242,899

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

FIN 48 became effective for us on August 1, 2007, however the adoption of FIN 48 did not have a material impact on our consolidated results of operations and financial position as we had no unrecognized tax benefits that, if recognized, would affect our effective income tax rate in future periods. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense, however we had no accrued interest or penalties at either August 1, 2007 or January 31, 2008. We are subject to taxation in the United States and in California, and our historical tax years remain subject to future examination by the U.S. and California tax authorities.

At January 31, 2008 we had federal and California tax net operating loss carry-forwards of approximately $30,359,551 and $20,258,174, respectively. The difference between federal and California tax loss carry-forwards is primarily due to limitations on California loss carry-forwards. The federal tax loss carry-forwards will begin expiring in the year ending July 31, 2017 unless previously utilized, and will completely expire in the year ending July 31, 2027. The California tax loss carry-forwards will begin to expire in the year ended July 31, 2013 and will completely expire in the year ending July 31, 2017.

Realization of our deferred tax assets, which relate to operating loss carry-forwards and timing differences, is dependant on future earnings. The timing and amount of future earnings are uncertain and therefore we have established a 100% valuation allowance.

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

During the three month period ended January 31, 2008, 90% of sales were made to four strategic partners that are also developing markets for our products. 100% of sales for the period were made to U.S. domestic customers. During the six month period ended January 31, 2008, 90% of sales were made to four strategic partners, and 100% of sales for the period were made to U.S. domestic customers.

All of our tangible assets are located in the United States.

Note 11.   Subsequent Events

Subsequent to January 31, 2008, we received an aggregate of $193,960 from the exercise of stock options on 218,070 shares of common stock.

On March 10, 2008, Gary Brownell resigned as a director of Pure Bioscience in order to allow us to meet corporate governance standards which require that we have a majority of independent directors. On that date, our Board of Directors extended the early termination of 837,500 vested and outstanding stock options held by Mr. Brownell from three days following resignation until September 10, 2008.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-KSB for the year ended July 31, 2007 and our unaudited consolidated financial statements for the three and six months ended January 31, 2008 included in this Quarterly Report on Form 10-Q. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

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

We are expanding into markets with broad potential by developing new, proprietary bioscience products based upon our patented silver ion antimicrobial technologies. We are developing technology-based bioscience products, including our silver dihydrogen citrate-based antimicrobials, which we believe will provide best in class, non-toxic solutions to numerous global health challenges and represent innovative advances in diverse markets. We believe that our technologies are in a position to contribute significantly to today’s global trend toward industrial and consumer use of “green” products, while providing competitive advantages in efficacy and safety.

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

We currently have Environmental Protection Agency (EPA) registration for our 2400-parts per million (ppm) technical grade SDC concentrate (trade name Axenohl) as well as for our Axen and Axen30 hard surface disinfectant products for commercial, industrial and consumer applications including restaurants, homes and medical facilities. The Axen30 EPA registration includes claims such as a 30-second kill time on standard indicator bacteria, a 24 hour residual kill on standard indicator bacteria, a 2-minute kill time on some resistant strains of bacteria, 10-minute kill time on fungi, 30-second kill time on HIV Type I, and 3 to10-minute kill time on other viruses. These claims distinguish the efficacy of Axen30 from many of the leading commercial and consumer products currently on the market, while maintaining lower toxicity ratings. Based on the EPA toxicity categorization of antimicrobial products that ranges from Category I (high toxicity) down to Category IV, Axen30, with its combination of the biocidal properties of ionic silver and citric acid, is an EPA Category IV antimicrobial for which precautionary labeling statements are normally not required. This compares with Category II warning statements for most leading brands of antimicrobial products.

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

During the year ended July 31, 2007 we began a program whereby we utilize our expertise to source, assemble and build SDC blending systems for sale to our distributors. These systems allow our distributors to blend our SDC concentrate into lower concentrations, thereby significantly reducing the cost of shipping products from our El Cajon facility, particularly for overseas markets. No information regarding the method of making SDC is passed to our distributors as in all of our third party agreements we are, and intend to continue to be, the sole manufacturer and sole source of SDC concentrate.

We plan to pursue additional EPA and FDA regulatory approvals for other applications. For example, in September 2003, we announced an agreement with Therapeutics, Inc. (“Therapeutics”), a drug development company based in La Jolla, California, for the development and commercialization of certain Food and Drug Administration (FDA) regulated silver dihydrogen citrate-based products. Therapeutics funds and directs all development activities and FDA regulatory filings under the agreement, initially focusing on development of silver dihydrogen citrate-based products for the treatment of bacterial, viral and fungal mediated diseases and conditions. In May 2004, Therapeutics began development of SDC within the first two groups of products subject to FDA regulation; women’s health products and acne products. In May 2006 we announced that we had expanded our joint development initiative with Therapeutics to include development of SDC as an active pharmaceutical ingredient in products for treatment of dermatophytoses such as Tinea pedis (athlete’s foot), onychomycosis (nail fungus), among others, as well as development of antimicrobial skin wash products, beginning with a hand sanitizer. In December 2006 Therapeutics submitted an Investigational New Drug (IND) application with the FDA for an SDC-based hand sanitizer, to enable initiation of the first clinical trial of a product containing SDC as an active pharmaceutical ingredient. After reviewing the submission the FDA determined that the product testing in man may begin as proposed. Multiple hand sanitizer formulations containing SDC have been tested for safety and efficacy in proof of concept studies. We do not currently anticipate any additional IND applications to the FDA under our agreement with Therapeutics, or under any agreement with another potential partner for products containing SDC, in the current year.

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

Triglycylboride™

In addition to our antimicrobial technology, we own the marketing rights to a line of pesticide technologies. Like the silver dihydrogen citrate antimicrobial technology, we believe the boric acid based pesticides may offer competitive advantages in the market place with regard to efficacy when compared to leading brands, while maintaining lower toxicity ratings. Branded as Innovex™, the product line launched in October 2001 with our EPA-approved, patent-pending RoachX®, and we subsequently developed additional products in the product line, including the EPA-approved AntX75®, EPA-exempt non-toxic TrapX rodent lure and EPA approved CleanKill™, the SDC-based hard surface disinfectant for the pest control industry.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2008 VS. THREE MONTHS ENDED JANUARY 31, 2007

Revenue and Gross Margin

For the three months ended January 31, 2008, revenues of $152,400 decreased by $16,300, or 9.7%, compared with the three months ended January 31, 2007. 85% of sales for the three month period ended January 31, 2008 were made to three strategic partners that are pursuing regulatory approvals and developing markets for our products. Gross profit for the three months ended January 31, 2008 was $101,900, compared with $54,000 in the same period of the prior fiscal year. The gross margin percentage improved from 32% in the prior year to 67% in the current period, due primarily to product and customer mix. During the three months ended January 31, 2007, sales were primarily from finished packaged products, while in the three months ended January 31, 2008 a higher proportion of sales were from bulk SDC concentrate at higher margins.

Operating Costs

Operating costs increased by 50%, from $1,117,100 in the three months ended January 31, 2007, to $1,680,000 in the three months ended January 31, 2008. Within these aggregate operating costs, selling expenses declined by $10,000, to $206,600 in the current period compared with the same period in the prior fiscal year. The decrease in selling expenses is primarily due to consulting fees and prepaid stock option amortization expense of $102,500 in the three month period ended January 31, 2007 (for a further discussion of this expense, see Note 6 to the consolidated financial statements), partially offset by $75,200 of consultant stock option expense in the three month period ended January 31, 2008.

General and administrative expenses increased by $616,500 or 111%, to $1,170,100 in the three months ended January 31, 2008, compared with the three months ended January 31, 2007. During the three months ended January 31, 2008 we issued 100,000 common stock options to our new Director, for which $350,997 of expense was recorded in the period. General and administrative payroll expense increased by $83,200 in the three months ended January 31, 2008, compared with the same period in the prior year, and accounting and legal fees increased by $104,100. Additionally, recruiting fees, depreciation, consulting fees, and health insurance costs accounted for $84,200 of the increase in general and administrative expense for the three months ended January 31, 2008 compared with the three months ended January 31, 2007. We recognized employee stock option non-cash expense in general and administrative expenses for the three months ended January 31, 2008 of $375,900, and for the three months ended January 31, 2007 of $2,500.

Research and development costs, including in-house costs, patent amortization, outside legal costs for maintaining approved patents, and product registration expenditures, declined for the three month period ended January 31, 2008 by 12.6% to $303,300, compared with the same period in the prior fiscal year. During the three month period ended January 31, 2008, $60,800 of the costs charged to R&D related to manufacturing and R&D facility overheads incurred during periods in which we were designing and implementing new manufacturing and bottling processes. Additionally, during the period ended January 31, 2007 we incurred consulting fees paid to outside advisors, including $65,100 of non-cash expense for the issuance of 30,000 shares of common stock at a market price of $2.17, and additional testing expenses to support regulatory filings. We do not currently expect our research and development expense to grow significantly in future periods, however if opportunities arise, particularly in the development and testing of new formulations, we will evaluate the need for additional research expenditures based on potential market sizes and our estimation of the likelihood of our technology achieving successful results.

Our loss from operations before taxes increased by $514,900, from a loss of $1,063,100 for the three months ended January 31, 2007 to a loss of $1,578,000 for the three months ended January 31, 2008.

Other Income

Other income declined by $30,700 in the current period compared to the same period of the prior fiscal year, primarily due to decreased interest income from lower average cash balances and lower interest rates.

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

FIN 48 became effective for us on August 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated results of operations and financial position as we had no unrecognized tax benefits that, if recognized, would affect our effective income tax rate in future periods. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense, however we had no accrued interest or penalties at either August 1, 2007 or January 31, 2008.

At January 31, 2008 we had federal and California tax net operating loss carry-forwards of approximately $30,359,551 and $20,258,174, respectively. The difference between federal and California tax loss carry-forwards is primarily due to limitations on California loss carry-forwards. Realization of our deferred tax assets, which relate to operating loss carry-forwards and timing differences, is dependant on future earnings. The timing and amount of future earnings are uncertain and therefore we establish a 100% valuation allowance.

Net Income (Loss)

Our net loss after taxes increased by $545,600, from a net loss of $1,008,100 for the three months ended January 31, 2007 to a net loss of $1,553,700 for the three months ended January 31, 2008.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2008 VS. SIX MONTHS ENDED JANUARY 31, 2007

Revenue and Gross Margin

For the six months ended January 31, 2008, revenues of $247,700 increased by $51,300, or 26%, compared with the three months ended January 31, 2007. 84% of sales for the six month period ended January 31, 2008 were made to three strategic partners that are pursuing regulatory approvals and developing markets for our products. Gross profit for the six months ended January 31, 2008 was $165,500, compared with $69,500 in the same period of the prior fiscal year. The gross margin percentage improved from 35% in the prior year to 67% in the current period, due primarily to product and customer mix. During the six month period ended January 31, 2008, a higher proportion of revenues were from bulk SDC concentrate and bulk Axen30 than in the same period of the prior fiscal year when finished packaged products contributed a higher proportion of sales.

Operating Costs

Operating costs increased by 35.3%, from $2,042,300 in the six months ended January 31, 2007, to $2,764,000 in the six months ended January 31, 2008. Within these aggregate operating costs, selling expenses decreased by $103,900, to $294,800 in the current period compared with the same period in the prior fiscal year. The decline in selling expenses is primarily due to consulting fees and prepaid stock option amortization expense of $205,100 in the three month period ended January 31, 2007 (for a further discussion of this expense, see Note 6 to the consolidated financial statements), partially offset by $75,200 of consultant stock option expense in the six month period ended January 31, 2008.

General and administrative expenses increased by $855,500 or 84%, to $1,877,700 in the six months ended January 31, 2008, compared with the six months ended January 31, 2007. During the six months ended January 31, 2008 we issued 100,000 common stock options to our new Director, for which $350,997 of expense was recorded in the period, and we issued 12,500 shares of common stock with a fair value of $43,750 and paid an additional $30,000, for a legal settlement. General and administrative payroll expense increased by $158,300 year over year due to new hires and salary increases, and accounting and legal fees increased by $157,500. Additionally, depreciation, travel costs, recruiting fees, health insurance, and rent accounted for $145,600 of the increase in general and administrative expense for the six months ended January 31, 2008 compared with the six months ended January 31, 2007. These increases were partially offset by a decline of $89,300 in consulting costs, including $95,300 of stock option expense in the six month period ended January 31, 2007 for options issued under a consulting contract. We recognized employee stock option non-cash expense in general and administrative expenses for the six months ended January 31, 2008 of $400,700, and for the three months ended January 31, 2007 of $2,500.

Research and development costs, including in-house costs, patent amortization, outside legal costs for maintaining approved patents, and product registration expenditures, decreased in the six month period ended January 31, 2008 by 4.8% to $591,500, compared with the same period in the prior fiscal year. During the six month period ended January 31, 2008, $129,700 of the costs charged to R&D related to manufacturing and R&D facility overheads incurred during periods in which we were designing and implementing new manufacturing and bottling processes. This increase was partially offset by consulting fees paid to outside advisors during the six month period ended January 31, 2007, including $65,100 of non-cash expense for the issuance of 30,000 shares of common stock at a market price of $2.17, and additional testing expenses to support regulatory filings. We do not currently expect our research and development expense to grow significantly in future periods, however if opportunities arise, particularly in the development and testing of new formulations, we will evaluate the need for additional research expenditures based on potential market sizes and our estimation of the likelihood of our technology achieving successful results.

Our loss from operations before taxes increased by $625,700, from a loss of $1,972,800 for the six months ended January 31, 2007 to a loss of $2,598,500 for the six months ended January 31, 2008.

Other Income

Other income declined by $61,300 in the current six month period compared to the same period of the prior fiscal year, primarily due to decreased interest income from lower average cash balances and lower interest rates.

Income Taxes

Income tax expense for each of the periods presented was zero as our tax liabilities were offset by current period losses or available federal and California net operating loss carry-forwards. See “Income Taxes” under “Results of Operations for the Three Months ended January 31, 2008 vs. Three Months Ended January 31, 2007” above, for a further discussion of our tax position and our net operating loss carry-forwards.

Net Income (Loss)

Our net loss after taxes increased by $687,000, from a net loss of $1,875,400 for the six months ended January 31, 2007 to a net loss of $2,562,400 for the six months ended January 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

From inception through the present, we have financed our operations primarily through our initial public offering in August of 1996, by subsequent private placement stock sales, through lines of credit and the issuance of debentures, and in May 2005 by the sale of our Water Treatment Division. At January 31, 2008 we had net working capital (current assets less current liabilities) of $7.9 million and no long-term debt.

As of January 31, 2008, we had current assets of $8,346,800, an increase of $6,652,600 from July 31, 2007. The increase primarily relates to a private placement completed in October 2007 in which we sold 1,677,596 unregistered securities units to accredited investors, at $5.03 per unit. Each unit consisted of one share of our common stock and one quarter of a five-year warrant to purchase our common stock at a price of $7.17 per share. A total of 419,394 such five-year warrants were issued to the investors and the fair value of the warrants, based on their fair value relative to the common stock issued, was $1,143,676. Additionally, Taglich Brothers, Inc. acted as placement agent and in accordance with the placement agent agreement, they received a cash fee of $675,065 and a five-year warrant to purchase 167,759 shares of common stock at $8.60 per share. The fair value of the 167,759 placement agent warrants, based on their fair value relative to the common stock issued, was $441,970. Other cash fees paid to third parties, for legal and other fees associated with the private placement, were $22,277. The gross proceeds of the private placement were $8,438,308 and the net proceeds to us, after fees and expenses, were $7,740,967. Under the terms of the placement agreement, we were required to file a registration statement with the Securities and Exchange Commission within 90 days of the private placement, or by January 17, 2008, for the resale of shares issued in the private placement and the shares to be issued upon the exercise of the warrants. We filed the required registration statement on Form S-1 on January 17, 2008. Additionally, we were required under the terms of the private placement agreement to cause the registration statement to be declared effective within 210 days after the filing date. Failure to achieve either of the registration statement dates under the private placement agreement would have resulted in potential cash penalties being payable to the investors. Our Form S-1 registration statement, as amended, was subsequently declared effective and we filed a notice of effectiveness with the SEC on January 25, 2008. As a result, we are no longer subject to any potential repayment penalties associated with the October 2007 private placement.

Total cash inflows from financing activities for the six months ended January 31, 2008 were $8,533,000, which included proceeds of $792,100 from the exercise of options and warrants, in addition to the $7,741,000 of net proceeds from the October 2007 private placement as discussed above. During the six months ended January 31, 2008 we received an aggregate of $598,000 from the exercise of non-employee options on 685,000 shares of common stock at an average exercise price of $0.87 per share, received $168,500 from the exercise of options on 231,250 shares of common stock issued under employee stock option plans, and received $25,560 from the exercise of common stock warrants on 10,000 shares of common stock at an average exercise price of $2.56. Cash and cash equivalents at January 31, 2008 were $2,739,100, an increase for the six month period from July 31, 2007 of $2,003,458, while short-term investments increased over the same period by $4,114,100, to $ 4,822,200. During the six months ended January 31, 2008 cash used in investing activities was $4,208,200. Of this amount, a net amount (cash purchases less cash sales) of $4,041,900 was invested in short-term investments, and $166,300 was invested in patents and in property, plant and equipment.

Cash used in operating activities for the six months ended January 31, 2008 was $2,321,300, compared with $1,286,700 for the six month period of the prior fiscal year. The increase in operating cash expenditures is primarily as a result of increased general and administrative expenses including payroll, patent related research and development expenditures, and investments in new manufacturing staff and inventory to support new partners and anticipated product needs. The value of our raw material and finished goods inventory grew by $138,300 from July 31, 2007 to January 31, 2008, primarily due to the purchase of raw materials for our bottling process and for anticipated needs. Prepaid expenses grew by $169,600 from July 31, 2007 to January 31, 2008, primarily due to the payment in December 2007 of our insurance policies for the succeeding year. In the prior year we financed the insurance policies and paid the premiums, and interest, each month. Additionally, in the three month period ended January 31, 2008, we prepaid $31,500 for independent third party laboratory testing.

Prepaid consulting, which reflects the unamortized fair value of stock options granted for services under consulting agreements, increased by $104,335 from July 31, 2007 to January 31, 2008. We capitalize the fair value of such stock options when they are granted, and amortize the fair value over the term of the associated consulting agreements. In December, 2007 we entered into a six month consulting agreement with an independent third party for domestic business development, the compensation being a fee of $13,683 per month and a two-year option on 50,000 shares of common stock granted under the PURE Bioscience Consultant and Advisors Stock Option Plan. On their granting in December 2007, we recorded the fair value of the 50,000 stock options, $140,814, as a prepaid asset to be amortized over the six month term of the consulting agreement at $23,469 per month. During the three month period ended January 31, 2008, we amortized $23,469 of the stock option grant to selling expense and recorded $117,345 as “prepaid consulting” on the consolidated balance sheets at January 31, 2008.

During the six months ended January 31, 2008 we invested $72,500 of cash in patents, however the capitalized value of our patents at January 31, 2008, primarily related to our silver ion technology, declined by $15,000 from July 31, 2007, to $2,161,400 due to an excess of patent amortization over capitalization. Total property, plant and equipment at January 31, 2008 of $954,400 declined by $14,300 from July 31, 2007, due to an excess of depreciation over new asset acquisitions.

At January 31, 2008 we had current liabilities of $415,800, a decrease of $86,600 from July 31, 2007, primarily due to a decline in accounts payable.

During the fiscal year ended July 31, 2007 we redeveloped the manufacturing and office areas of our facility in El Cajon, California and invested in new manufacturing equipment. While this redevelopment is complete, we expect to continue to invest in our manufacturing processes, to improve efficiency and to ensure that we are able to meet anticipated demand. Additionally, during the next twelve months we anticipate making significant investments in information technology, in regulatory applications for new products or additional claims, in our corporate and business development infrastructure, and in programs required for us to maintain our compliance with the Securities Acts and/or the listing standards of any exchange on which we may list our securities. In particular, based on the market capitalization of our common stock at January, 31 2008 we have met the defined requirements for becoming an accelerated filer, which will require us to attest to, and have our Independent Registered Public Accounting Firm attest to, our internal controls under Section 404 of the Sarbanes-Oxley Act for the year ending July 31, 2008. This will add to the cost of us remaining compliant with our obligations as a publicly traded company. However, we believe that our existing cash resources are sufficient to meet our anticipated needs during the next twelve months.

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of January 31, 2008. There have been no changes in our internal controls, or in other factors that could materially affect the internal controls, subsequent to the date we completed our evaluation.

Subsequent to January 31, 2008, our Board of Directors approved the formation of an audit committee of the Board of Directors, consisting of three “independent” Directors within the meaning of definitions established by the Securities and Exchange Commission. At least one of the members of the audit committee is an “audit committee financial expert,” who understands Generally Accepted Accounting Principles and financial statements; is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves; has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity of our financial statements; understands internal controls over financial reporting, and understands audit committee functions. All members of our audit committee are able to read and understand financial statements, including our balance sheets, income statements, cash flows statements, and statements of shareholders’ equity.

In addition to approving the formation of the audit committee, our Board of Directors, subsequent to January 31, 2008, adopted a charter for the audit committee which defines the committee’s role in overseeing the Company’s accounting and financial reporting processes, and the audits of the Company’s financial statements. Prior to establishing the audit committee, the functions of the audit committee were performed by the entire Board of Directors.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings that could result in claims against us. However, we may be subject to various legal actions and claims arising in the ordinary course of business.

ITEM 1A. RISK FACTORS

You should consider carefully the following information regarding the risks of investing in our common stock, together with the other information contained in this quarterly report on Form 10-Q, in our annual report on form 10-KSB for the year ended July 31, 2007, and in our other filings with the Securities and Exchange Commission, before you decide to buy or maintain an investment in our common stock. We believe that the risks described below fairly describe the risks that are material to us as of the date of this annual report. If any of the events described below were to occur, our financial condition, results of operations and future growth prospects would likely be materially and adversely affected and the market price of our common stock could decline. As a result you could lose some or all of any investment you may have made or may make in our common stock.

We may not generate positive cash flows from our operations to meet our anticipated capital needs

We do not yet have significant cash inflows from product sales to offset our ongoing planned investments in corporate infrastructure, research and development projects, regulatory submissions, business development activities, and sales and marketing, among other investments. Some of these investments cannot be postponed and we may be contractually or legally obligated to make them. In future periods we may need to seek additional capital through the issuance of debt, equity, convertible securities or through other means, any one of which could reduce the value to us, perhaps substantially, of our technology and its commercial potential. The issuance of debt, equity or convertible securities, or the conversion of existing convertible securities, could lead to the dilution of our existing shareholders. There is no guarantee that we would be able to obtain capital on terms acceptable to us, or at all. Insufficient funds could require us to delay, scale back or eliminate some or all of our research and product development programs, license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, or to reduce or cease operations.

We have a history of losses, and we may not achieve or maintain profitability

We had a loss of $2,562,400 after taxes for the six month period ended January 31, 2008, a loss of $4,654,900 after taxes for the fiscal year ended July 31, 2007, and a loss of $3,682,900 after taxes for the fiscal year ended July 31, 2006. We may continue to have losses in the future. If the penetration into the marketplace of SDC is later than anticipated, revenue growth is slower than anticipated or operating expenses exceed expectations, it may take an unforeseen period of time to achieve or sustain profitability and we may never achieve or sustain profitability. We continue to use our capital resources to invest in the development of our technology, in our manufacturing operations and in our corporate infrastructure, among other investments, however our future revenues may not provide an adequate return, if any, on such investments. We may never achieve or sustain cash inflows that exceed our cash outflows. Slower than anticipated revenue growth would or could force us to scale back research, testing, development and marketing of our technology and/or force us to reduce the size and scope of our operations, or cease operations altogether. If we do become profitable in future periods, we have an employment contract with our Chief Executive Officer/President which includes a provision for him to be paid an amount equal to 3% of our net income before taxes, if any.

If our efforts to increase awareness and expand sales of our technology are not successful, or we fail to obtain necessary governmental approval, we may not be able to generate sufficient revenue to attain profitability

We are marketing our new antimicrobial silver ion technology, and to a lesser extent market our environmentally safe pesticides, to industrial and consumer markets. These products have not yet been accepted into the marketplace, and may never be accepted. Other risks involved in introducing these new products include liability for product effectiveness and safety, and competition from existing or emerging sources. Additionally, government regulation in the United States and in other countries is a significant factor in the development, manufacturing and marketing of many of our products and in our ongoing research and development activities. Complying with applicable government regulations and obtaining necessary clearances or approvals can be time consuming and expensive, and there can be no assurance that regulatory review will not involve delays or other actions adversely affecting the marketing and sale of our products. We also cannot predict the extent or impact of future legislation or regulation. Some of our new bioscience applications for the healthcare markets and food preparation markets will require approval by government agencies prior to marketing or sale in the United States. We have not yet applied for Food and Drug Administration or Department of Agriculture approval to market any such products. If any future product applications are not approved by the appropriate regulatory authority, we will not be able to market or sell such products, which would limit the revenues which may be realized. Even after approval, if any, we will remain subject to changing governmental policies regulating antimicrobial products.

We, or our partners, have also begun to take our technologies to the international marketplace, and we intend to expand the international presence of our technology. However, doing business internationally carries a great deal of risk with regard to foreign government regulation, banking and other factors.

Our silver ion, pesticide and other products will be competing in markets dominated by extremely large, well financed domestically and internationally recognized chemical and pharmaceutical companies. Our ability to compete will depend upon our ability, and the ability of our distributors and other partners, to develop brand recognition and novel distribution methods. We or our partners or distributors may never be successful in doing so. Many of our competitors already have well established brands and distribution, as well as many times our financial resources or those of our distributors or partners. Focused competition by chemical and pharmaceutical giants could substantially limit our potential market share and ability to profit from our products and technologies.

The industries in which we operate are heavily regulated and we may be unable to compete effectively

We are a bioscience company focused on the marketing and continued development of our electrolytically generated stabilized ionic silver technology, including our flagship silver dihydrogen citrate antimicrobial, and to a much lesser extent our Triglycylboride pesticide technology. While the rewards in these fields are potentially great, the risks, the regulatory hurdles and the costs of doing business are also high. Our silver dihydrogen citrate is a platform technology rather than a single use applied technology. As such, products developed from the platform fall under the jurisdiction of multiple U.S. and international regulatory agencies. We currently have U.S. Environmental Protection Agency (“EPA”) registration for our 2400-parts per million (ppm) technical grade SDC concentrate (trade name Axenohl), as well as for our Axen and Axen30 hard surface disinfectant products for commercial, industrial and consumer applications including restaurants, homes and medical facilities. We intend to fund and manage additional U.S. EPA-regulated product development internally, in conjunction with our regulatory consultants and potentially by partnering with other third parties. We are also partnering, or intend to partner, with third parties who are seeking, or intend to seek, approvals to market SDC-based products in markets outside the United States. However, the introduction of additional regulated antimicrobial products in the U.S. or in markets outside the U.S. could take several months or years, or may never be achieved.

Our future sales are heavily dependent on a single core technology, and a decrease in sales or anticipated sales of products based on this core technology could seriously harm our business

Although we believe SDC has applications in multiple industries, we expect that sales of SDC will constitute a substantial portion, or all, of our revenues in future periods. Any material decrease in the overall level of sales or expected sales of, or the prices for SDC, whether as a result of competition, change in consumer demand, or any other factor, would have a materially adverse effect on our business, financial condition and results of operations.

If we are unable to successfully develop or commercialize new products, our operating results will suffer

In addition to its use on inanimate surfaces, we believe that our technology also shows promise as a broad-spectrum antimicrobial for use in human and veterinary healthcare products. We are pursuing certain approvals through the U.S. Food and Drug Administration (FDA) by partnering with Therapeutics, Inc. (“Therapeutics”) which has assumed responsibility for the testing and regulatory process for selected potential FDA regulated silver dihydrogen citrate-based products. The development of SDC-based products could lead to multiple IND, NDA and/or 510-K filings for silver dihydrogen citrated-based healthcare products with the FDA. In December 2006 Therapeutics submitted an Investigational New Drug (IND) application with the FDA for an SDC-based hand sanitizer, to enable initiation of the first clinical trial of a product containing SDC as an active pharmaceutical ingredient. After reviewing the submission the FDA determined that the product testing in man may begin as proposed. However, Therapeutics’ resources are very limited and progress to date on all indications has been slow. Additionally, the FDA and comparable agencies in many foreign countries impose substantial limitations on the introduction of new products through costly and time-consuming laboratory and clinical testing and other procedures. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. There is no guarantee that either Therapeutics, any other potential partner, or we will be able to obtain the resources necessary to further develop our technology or obtain regulatory approvals, or that the products will be successful in meeting the strict criteria imposed by the FDA. It may be several years before we, or a third party to whom we grant rights to use our silver ion technologies, are able to introduce any FDA regulated antimicrobial pharmaceutical products containing our technology. Such products may never achieve regulatory approval and may never be commercialized. If they are commercialized, we may not receive a share of future revenues that provides an adequate return on our historical or future investment.

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

Litigation may be necessary to enforce our intellectual property rights and protect our trade secrets. If third parties prepare and file applications in the United States or other countries that claim trademarks used or registered by us, we may oppose those applications and may be required to participate in proceedings before the regulatory agencies who determine priority of rights to such trademarks. Any litigation or adverse priority proceeding could result in substantial costs and diversion of resources, and could seriously harm our business and operating results.

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

During the year ending July 31, 2008 we will be required to evaluate our internal controls systems in order to allow management to report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act. Based on the market capitalization of our common stock at January, 31 2008 we have met the defined requirements for becoming an accelerated filer, which will require us to attest to, and have our Independent Registered Public Accounting Firm attest to, our internal controls under Section 404 of the Sarbanes-Oxley Act for the year ending July 31, 2008.

Commencing with our 10-K for the year ending July 31, 2008, we will be required to file our annual and quarterly reports with the SEC on an accelerated basis. In addition, from the time we became a public company in August 1996 and until we filed our 10-Q for the three months ended October 31, 2007, we filed our annual and periodic reports as a small business issuer using forms 10-KSB and 10-QSB, however we no longer meet the requirements for filing within the small business reporting category under the Exchange Act. The increased reporting requirements and heightened corporate governance obligations that we will face or are already facing will further increase the cost to us, perhaps substantially, of remaining compliant with our obligations under the Exchange Act or Sarbanes-Oxley Act. In order to meet these incremental compliance obligations, we will need to invest in our corporate and accounting infrastructure and acquire additional services from third party advisors. As a result of these requirements and investments, we will incur significant additional expenses and will suffer a significant diversion of management’s time. There is no guarantee that we will be able to meet the requirements of Section 404 or our other compliance obligations in a timely manner, and we could therefore be subject to sanctions or investigation by regulatory authorities such as the Securities and Exchange Commission, the Public Company Accounting Oversight Board (PCAOB) or any stock market on which we may list our securities subsequent to the date of this report on Form 10Q. Any such actions could adversely affect our financial results and the market price of our common stock, perhaps significantly.

Our Board of Directors has significant powers, which may delay or prevent a change of control of the company or adversely affect our stock price

Certain provisions of our charter and by-laws may delay or frustrate the removal of incumbent Directors and may prevent or delay a merger, tender offer or proxy contest involving us that is not approved by our Board of Directors, even if such events may be beneficial to the interests of stockholders. For example, our Board of Directors, without stockholder approval, has the authority and power to issue all authorized and unissued shares of common stock and preferred stock which have not otherwise been reserved for issuance on such terms as the Board of Directors determines. The Board of Directors could also issue 5,000,000 shares of preferred stock and such preferred stock could have voting or conversion rights which could adversely affect the voting power of the holders of common stock. In addition, California law may contain provisions that have the effect of making it more difficult for others to gain control of us.

Our management and our Board of Directors has significant influence over our direction and policies, and may be able to delay or prevent a change of control of our company, which could adversely affect our stock price

As of March 11, 2008, Michael L. Krall, our President and Chief Executive Officer, beneficially owned, including exercisable options, approximately 7.5% of our common stock. As of the same date, our Directors and Officers as a group beneficially owned, including exercisable options and warrants, approximately 24% of our common stock. As a result, our management, and Mr. Krall in particular, are in a position to significantly influence our direction and policies, the election of our Board of Directors and the outcome of any other matters requiring stockholder approval.

The price of our common stock may be volatile, which may limit our ability to raise capital in the future or cause investment losses for our stockholders

Since our initial public offering in August 1996, the price and trading volume of our common stock have been highly volatile. The price has ranged from below $1 per share to over $8 per share, and the monthly trading volume has varied from under 200,000 shares to over 7.8 million shares. During the twelve months prior to March 2008, the closing price of our common stock on any given day has ranged from $1.75 to $8.50 per share, and the monthly trading volume has varied from approximately 1.3 million shares to approximately 7.9 million shares. This volatility could adversely affect an investor’s ability to sell shares of our common stock and/or the available price for such shares, and could result in lower prices being available to an investor if the investor wishes to sell their shares at any given time.

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

If outstanding options and warrants to purchase shares of our common stock are exercised, or if other remaining authorized shares of common stock are issued, the interests of our stockholders could be diluted

We have approximately 9,526,681 shares of common stock reserved for issuance, which includes shares under equity compensation plans, vested and unvested options, and warrants. These shares have a weighted-average exercise price of approximately $1.73. In addition, approximately 12,548,266 authorized shares of common stock remain available for future issuance under equity compensation plans or otherwise. The exercise of options and warrants, and the sale of shares underlying such options or warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under our stock option plans, and options and warrants yet to be granted or issued.

It is uncertain whether we will ever pay dividends

We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. The future payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors, which our Board of Directors may consider relevant.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6.   EXHIBITS

A.   Exhibits

        The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.   Reports on Form 8-K:

1. Current Report Item 5.02:	Departure of Directors of Principal Officers; Election of Directors; Appointment of Principal Officers. Filed on January 28, 2008.

2. Current Report Items 5.03 and 5.05:	Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year. Amendments to the Registrant's Code of Ethics, or Waiver of a Provision of the Code of Ethics. Filed on February 25, 2008.

3. Current Report Item 5.02	Departure of Directors of Principal Officers; Election of Directors; Appointment of Principal Officers. Filed on March 14, 2008.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE
By:	/s/ Michael L. Krall Michael L. Krall, President/CEO March 14, 2008

By:	/s/ Andrew J. Buckland Andrew J. Buckland, CFO/Principal Accounting Officer March 14, 2008