Form 10-Q
period 2008-04-30
PURE BIOSCIENCE
filed 2008-06-13
CIK 1006028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2008

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number 0-21019

PURE Bioscience
(Exact name of registrant as specified in its charter)

California	33-0530289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1725 Gillespie Way El Cajon, California	92020
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (619) 596-8600

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes |X|    No |_|

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|	Accelerated filer |_|	Non-accelerated filer |X|	Smaller reporting company |_|

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes |_|   No |X|

        As of June 12, 2008, there were 29,303,836 shares of the registrant’s common stock, no par value, outstanding.

PURE Bioscience
FORM 10-Q
For the Quarterly Period Ended April 30, 2008

TABLE OF CONTENTS

PART 1 — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited):

Consolidated Balance Sheets as of July 31, 2007 and April 30, 2008
Consolidated Statements of Operations for the nine and three months ended April 30, 2008 and 2007
Consolidated Statements of Cash Flows for the nine months ended April 30, 2008 and 2007
Notes to Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 6.	Exhibits

SIGNATURES

PURE Bioscience

CONSOLIDATED BALANCE SHEETS

	(Unaudited) April 30, 2008	July 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$1,643,768	$735,654
Short-term investments	5,890,564	708,058
Accounts receivable, net of allowance for doubtful accounts
of $0 at July 31, 2007 and $0 at April 30, 2008	162,526	7,548
Inventories, net	339,415	242,899
Prepaid expenses	87,664	—
Prepaid consulting	52,139	—

Total current assets	8,176,076	1,694,159

Total property, plant and equipment, net	1,037,589	968,737

Other Assets
Prepaid consulting	—	13,011
Deposits	2,436	9,744
Patents	2,124,200	2,176,388

Total assets	$11,340,301	$4,862,039

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$228,229	$422,753
Accrued liabilities	131,044	77,228
Taxes payable	—	2,400

Total current liabilities	359,273	502,381

Deferred rent	13,821	—

Total liabilities	373,094	502,381

Stockholders' Equity
Preferred Stock, no par value:
5,000,000 shares authorized, no shares issued	—	—
Class A common stock, no par value:
50,000,000 shares authorized
24,961,805 issued and outstanding at July 31, 2007, and
29,294,153 issued and outstanding at April 30, 2008	35,007,793	26,519,543
Additional Paid-In Capital	4,107,913	2,486,829
Warrants:
391,698 issued and outstanding at July 31,2007, and
880,351 issued and outstanding at April 30, 2008	1,766,159	245,825
Accumulated other comprehensive income	6,688	—
Accumulated deficit	(29,921,346)	(24,892,539)

Total stockholders' equity	10,967,207	4,359,658

Total liabilities and stockholders' equity	$11,340,301	$4,862,039

The accompanying notes are an integral part of the consolidated financial statements

PURE Bioscience

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended April 30,		For the Three Months Ended April 30,
	2008	2007	2008	2007
Net revenues	$664,188	$328,842	$416,464	$132,379
Cost of sales	176,026	215,804	93,846	88,880

Gross profit	488,162	113,038	322,618	43,499

Selling expenses	621,858	523,518	327,059	124,775
General and administrative expenses	3,874,246	1,604,849	1,996,550	582,627
Research and development	1,162,861	874,900	571,358	253,562

Total operating expenses	5,658,965	3,003,267	2,894,967	960,964

Loss from operations	(5,170,803)	(2,890,229)	(2,572,349)	(917,465)

Other income and (expense):
Interest income	32,653	129,055	13,892	37,621
Other	109,343	9,402	92,061	3,474

Total other income (expense)	141,996	138,457	105,953	41,095

Net loss before income taxes	(5,028,807)	(2,751,772)	(2,466,396)	(876,370)
Income tax provision	—	—	—	—

Net loss	(5,028,807)	(2,751,772)	(2,466,396)	(876,370)

Net loss per common share, basic and diluted	$(0.19)	$(0.11)	$(0.09)	$(0.03)

Weighted average shares used in
computing basic and diluted net loss per share	26,962,731	24,257,139	28,265,412	24,666,156

The accompanying notes are an integral part of the consolidated financial statements

PURE Bioscience

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended April 30,
	2008	2007
Cash flows from operating activities:

Net loss	$(5,028,807)	$(2,751,772)

Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization and depreciation	297,271	329,032
Stock-based compensation	2,029,094	385,670
Changes in assets and liabilities:
Accounts receivable	(154,978)	(58,442)
Prepaid expense	(85,555)	116,242
Inventories	(96,516)	(68,851)
Deferred rent	13,821	—
Accounts payable and accrued liabilities	(140,708)	112,394
Increase (decrease) in income tax payable	(2,400)	(2,400)

Net cash (used) in operating activities	(3,168,778)	(1,938,127)

Cash flows from investing activities

Investment in patents	(79,694)	(67,393)
Purchase of property, plant and equipment	(234,241)	(840,122)
Purchases of short-term investments	(10,633,849)	(2,487,967)
Sales of short-term investments	5,458,030	1,000,000

Net cash (used) in investing activities	(5,489,754)	(2,395,482)

Cash flows from financing activities

Net proceeds from the sale of common stock	7,740,967	355,815
Proceeds from exercise of stock options and warrants	1,825,679	—

Net cash provided by (used in) financing activities	9,566,646	355,815

Net increase (decrease) in cash and cash equivalents	908,114	(3,977,794)

Cash and cash equivalents at beginning of period	735,654	4,720,362

Cash and cash equivalents at end of period	$1,643,768	$742,568

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.   Basis of Presentation

PURE Bioscience (sometimes referred to herein as the “Company” or “we”) was incorporated in the state of California on August 24, 1992. The accompanying unaudited financial statements include the consolidated accounts of PURE Bioscience and its subsidiaries. All inter-company balances and transactions have been eliminated.

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

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the statements and accompanying notes, and actual results could differ materially from those estimates. The results of operations for the three and nine months ended April 30, 2008 are not necessarily indicative of the results of operations for the full year, or any future periods.

Note 2.   Summary of Significant Accounting Policies

Reclassifications

Certain comparative figures for prior periods have been reclassified. Specifically, we have reclassified $2,000,000 from cash and cash equivalents to short-term investments on the consolidated balance sheets at October 31, 2006, and have reclassified $1,488,000 from cash and cash equivalents to short-term investments on the consolidated balance sheets at April 30, 2007. The balance sheets at October 31, 2006 and April 30, 2007 are not presented herein, however the reclassifications resulted in a $1,488,000 increase in short-term investments and a corresponding decrease in cash and cash equivalents at the end of the period, as reflected in the purchases and sales of short-term investments and the change in cash and cash equivalents on the consolidated statements of cash flows for the nine months ended April 30, 2007.

Revenue Recognition

During the periods presented herein our revenue was derived from the sale of silver dihydrogen citrate (“SDC”) concentrate and the sale of finished packaged products containing SDC. We recognize revenue from sales of these products under the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition, which is generally when we ship the products free on board from either our facility or from third party packagers, we have transferred title to the goods, and we have eliminated our risk of loss.

Intangible Assets / Long-Lived Assets

Our intangible assets primarily consist of the worldwide patent portfolio of our silver ion technologies, and to a lesser extent our Triglycylboride technology. Outside legal costs and filing fees related to obtaining patents are capitalized as incurred. The total amounts capitalized for pending patents was $7,199 and $45,448 in the three month periods ended April 30, 2008 and 2007, respectively, and $79,694 and $67,393 in the nine month periods ended April 30, 2008 and 2007, respectively. Patents are stated net of accumulated amortization of $1,120,624 and $988,742 at April 30, 2008 and July 31, 2007, respectively.

The cumulative cost of acquiring patents is amortized on a straight-line basis over the estimated remaining useful lives of the patents, generally between 17 and 20 years from the date of issuance. At April 30, 2008, the weighted average remaining amortization period for all patents was approximately 12.5 years. Amortization expense for the three month periods ended April 30, 2008 and 2007 was $44,437 and $40,972, respectively, and for the nine month periods ended April 30, 2008 and 2007 was $131,882 and $122,235, respectively.

Accounting for Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) revised SFAS 123(R), Share-Based Payment, which establishes accounting for share-based awards exchanged for employee and Director services and requires us to expense the estimated fair value of these awards over the applicable service period. Under SFAS No. 123(R), share-based compensation cost is measured at the grant date based on the estimated fair value of the award, and is recognized as expense over the applicable service period. We do not have, and have not had during the nine month periods ended April 30, 2008 or 2007, any stock option awards with market or performance conditions.

We adopted the accounting provisions of SFAS No. 123(R) in the three month period ended October 31, 2006, using the modified prospective application. Under the modified prospective application, prior fiscal periods are not revised for comparative purposes. Prior to August 1, 2006, we followed Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as amended, in our accounting for share-based compensation. The valuation provisions of SFAS No. 123(R) apply to new awards and to awards that were outstanding on the adoption date and were or are subsequently modified or cancelled. As of July 31, 2006, all outstanding share-based awards were fully vested, with the exception of consultant options recorded in our balance sheets as “prepaid consulting” (as further discussed in Note 6).

Stock Options to Non-Employees

Charges for stock options granted to non-employees have been determined in accordance with SFAS No. 123(R) and EITF No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, whereby we use the estimated fair value of the stock options issued, based on the Black-Scholes Option Pricing Model. For such stock options, during the three month period ended April 30, 2008 we recorded $70,407 in selling expense; and during the three month period ended April 30, 2007 we recorded $65,038 in selling expense, and $9,758 in research and development expense. During the nine month period ended April 30, 2008 we recorded $145,611 in selling expense, and $13,011 in research and development expense; and during the nine month period ended April 30, 2007 we recorded $195,114 in selling expense, $91,250 in general and administrative expense, and $29,274 in research and development expense. Included in these amounts is the amortization of consultant options recorded in our consolidated balance sheets as “prepaid consulting” and further discussed in Note 6.

Cash, Cash Equivalents and Short-term Investments

We consider all liquid investments with maturities of ninety days or less when purchased to be cash equivalents. Our short-term investments have maturities of greater than ninety days from the date of purchase. We classify securities as “available-for-sale” in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and carry these investments at fair value with any unrealized gains and losses reported as a component of shareholders’ equity on the consolidated balance sheets and in the statements of shareholders’ equity. All of our short-term investments as of July 31, 2007 or April 30, 2008 are carried at fair value, based upon market prices quoted on the last day of the fiscal period, and are considered available for sale. We use the specific identification method to determine the cost of debt securities sold, and include gross realized gains and losses in investment income. Realized gains recorded for the three month periods ended April 30, 2008 and 2007 were $92,027 and zero respectively, and for the nine month periods ended April 30, 2008 and 2007 were $109,215 and zero respectively. All interest and dividends received from short-term investments are included in interest income.

As of April 30, 2008 and July 31, 2007, all cash deposits and short-term investments were invested in either U.S. FDIC insured bank accounts; institutional money market mutual funds investing in A-1 (S&P), Prime-1 (Moody’s) or F1 (Fitch) short-term corporate debt obligations; U.S. Treasury Securities, or United States Government obligations issued by or backed by a federal agency of the United States Government.

Comprehensive Income

SFAS 130, Reporting Comprehensive Income, requires us to display comprehensive income or loss and its components as part of our consolidated financial statements. Our comprehensive loss includes our net loss and certain changes in equity that are excluded from our net loss, including unrealized holding gains and losses on available-for-sale securities. SFAS 130 requires such changes in shareholders’ equity to be included in accumulated other comprehensive income or loss. For the three month periods ended April 30, 2008 and 2007, our comprehensive loss was $2,531,897 and $876,370, respectively. During the three month period ended April 30, 2008 we recorded unrealized gains on available for sale securities of $26,526, and realized gains on the sale of available for sale securities, which are included in our net loss, of $92,027. During the three month period ended April 30, 2007, we had no gains or losses on available for sale securities. For the nine month periods ended April 30, 2008 and 2007, our comprehensive loss was $5,022,120 and $2,751,772, respectively, and included unrealized holding gains on available-for-sale securities at the end of the periods of $6,688 and zero, respectively.

Net Loss Per Common Share

In accordance with FASB Statement No. 128, Earnings Per Share (“SFAS 128”), we compute basic loss per share by dividing the applicable net loss by the weighted average number of common shares outstanding during the respective period. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock equivalents, including stock options and warrants, unless the effect is to reduce a loss or increase the income per common share from continuing operations. As we incurred losses in the three and nine month periods ended April 30 2008 and 2007, we did not include common stock equivalent shares in the computation of net loss per share as the effect would have been anti-dilutive. Therefore, both the basic and diluted loss per common share for the three and nine month periods ended April 30, 2008 and 2007 are based on the weighted average number of shares of our common stock outstanding during the periods.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective, however the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Under SFAS No. 159, we would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007 (our fiscal year ending July 31, 2009), however we do not currently expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS No. 141, Business Combinations and requires an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS 141R. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). In addition, SFAS 141R’s requirement to measure the non-controlling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. SFAS 141R amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination, or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, Goodwill and Other Intangible Assets, to provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year ending July 31, 2010). We do not currently expect the adoption of the provisions of SFAS 141R to have a material effect on our financial condition, results of operations or cash flows.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other U.S. generally accepted accounting principles. The provisions of FSP No. FAS 142-3 are effective for fiscal years beginning after December 15, 2008 (our fiscal year ending July 31, 2010). We are currently evaluating the impact, if any, that the adoption of FSP No. FAS 142-3 could have on our consolidated financial statements or results of operations.

Note 3.   Private Placement

On October 19, 2007, we sold 1,677,596 unregistered securities units to accredited investors, at $5.03 per unit (the “2007 Private Placement”). Each unit consisted of one share of our common stock and one quarter of a five-year warrant to purchase our common stock at a price of $7.17 per share. A total of 419,394 of such five-year warrants were issued to the investors and the fair value of the warrants, based on their fair value relative to the common stock issued, was $1,143,676 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 95.38% and a risk-free interest rate of 4.75%). Additionally, Taglich Brothers, Inc. acted as placement agent in the 2007 Private Placement and received a cash fee of $675,065 and a five-year warrant to purchase 167,759 shares of our common stock at a price of $8.60 per share. The fair value of the 167,759 placement agent warrants, based on their fair value relative to the common stock issued, was $441,970 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 95.38% and a risk-free interest rate of 4.75%). Other cash fees paid to third parties, for legal and other fees associated with the 2007 Private Placement, were $22,277. The gross proceeds of the 2007 Private Placement were $8,438,308 and the net proceeds to us, after fees and expenses, were $7,740,967. Based on the relative fair value of the common stock and warrants, during the current fiscal year we recorded $6,155,321 to common stock and $1,585,646 to warrants; a total of $7,740,967 of net proceeds recorded within shareholders’ equity on the consolidated balance sheets.

Under the terms of the placement agreement, we were required to file a registration statement with the Securities and Exchange Commission (“SEC”) within 90 days of the 2007 Private Placement, for the resale of the shares issued, and the shares to be issued upon the exercise of the warrants. If we had not filed the registration statement within the 90-day period, and if the registration statement were not declared effective within 210 days after the filing date, we would have been subject to repayment penalties. We filed a Form S-1 with the SEC on January 17, 2008 for the resale of all shares issued in the October 2007 private placement and the shares to be issued upon the exercise of the warrants. The S-1 registration statement, as amended, was subsequently declared effective and we received a notice of effectiveness from the SEC on January 25, 2008.

Note 4.   Other Equity and Common Stock Transactions

We paid no cash dividends during any of the periods presented, and have never paid cash dividends.

In August 2007, we issued 12,500 unregistered shares of our common stock to a third party as part of a legal settlement, with an estimated fair value of $43,750 based on a market price of $3.50 per share.

During the three months ended October 31, 2007, we received an aggregate of $318,750 from the exercise of non-employee options to purchase 390,000 shares of our common stock at an average exercise price of $0.82, received $45,000 from the exercise of options to purchase 75,000 shares of our common stock issued under employee stock option plans, received $25,560 from the exercise of warrants to purchase 10,000 shares of our common stock at an average exercise price of $2.56, and recorded $24,822 of employee stock option expense. Additionally, during the three months ended October 31, 2007, there were net exercises of 88,500 warrants that resulted in the issuance of 60,982 shares of our common stock based on the exercise price of the warrants and the market price of our common stock on the date of exercise.

In November 2007, we issued options to purchase 25,000 shares of our common stock in exchange for business development services, at an exercise price of $7.50, valued at $51,736 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 66.12% and a risk-free interest rate of 4.50%).

In December 2007, we issued options to purchase 50,000 shares of our common stock in exchange for business development services, at an exercise price of $5.29, valued at $140,814 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 102.22% and a risk-free interest rate of 4.25%). See Note 6 for further information regarding this option.

In January 2008, we appointed Paul V. Maier to our Board of Directors (the “Board”) and, on appointment to the Board, Mr. Maier was granted an option to purchase 100,000 shares of our common stock, at an exercise price of $5.73, valued at $350,997 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 107.34% and a risk-free interest rate of 3.50%). The full fair value of the award was recorded as general and administrative expense within the consolidated statement of operations for the three months ended January 31, 2008 as the award vested immediately and was made as compensation for Mr. Maier joining the Board. The stock options granted to Mr. Maier were issued under the 2007 Equity Incentive Plan.

In January 2008, there were net exercises of options which were due to expire and which were issued under the 2002 Non-Qualified Stock Option Plan. Options to purchase 250,000 shares were exercised, resulting in the issuance of 228,950 shares of our common stock. As these shares were net exercised as permitted under the respective option agreements, we did not receive any cash. Additionally, during the three months ended January 31, 2008, we received $111,500 from the exercise of options to purchase 150,000 shares of our common stock by two of our directors, at an average exercise price of $0.74, and received an aggregate of $279,250 from the exercise of non-employee options to purchase 295,000 shares of our common stock at an average exercise price of $0.95. We also received $12,000 from the exercise of options to purchase 6,250 shares of our common stock issued under employee stock option plans, and recorded $24,836 of employee stock option expense.

On March 10, 2008, Gary Brownell resigned as a director of PURE Bioscience in order to allow us to meet corporate governance standards which require that we have a majority of independent directors. On that date, our Board extended the post-termination exercise period applicable to 837,500 vested and outstanding stock options held by Mr. Brownell from three days following his resignation to September 10, 2008. We determined the fair value of the extension of these options by using the Black-Scholes Option Pricing Model to determine the difference between the estimated fair value of the options immediately before and immediately after the extension. We recorded the fair value of the extension, which we determined to be $23,040, as general and administrative expense within the consolidated statement of operations for the three month period ended April 30, 2008.

In April 2008, we granted options to purchase 275,000 shares of our common stock, which vested on their grant date, to certain of our directors and officers at an exercise price of $5.70, valued at $905,518 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 117.58% and a risk-free interest rate of 2.25%). Additionally, in the same month we granted 30,000 shares of our common stock to each of three of our directors. The aggregate of 90,000 shares were valued at $463,500 based on the market price of our common stock at the time of grant. The stock options and stock granted to directors and officers in April 2008 were issued under the 2007 Equity Incentive Plan.

In addition, during the three month period ended April 30, 2008, we received $513,775 from the exercise of options to purchase 476,070 shares of our common stock by certain of our directors and officers, at an average exercise price of $1.08, and received an aggregate of $499,875 from the exercise of non-employee options to purchase 827,500 shares of our common stock at an average exercise price of $0.62. We also received $20,000 from the exercise of options to purchase 32,500 shares of our common stock issued under employee stock option plans, and recorded $34,010 of employee stock option expense.

Note 5.   Stock-Based Compensation

We have, or have had during the fiscal years presented herein, the following equity incentive plans (the “Plans”) pursuant to which we have granted options to acquire our common stock: the 1998 Directors And Officers Stock Option Plan; the 2001 Directors And Officers Stock Option Plan: the 2001 ETIH2O Stock Option Plan; the 2001 Consultants and Advisors Stock Option Plan; the 2002 Non-Qualified Stock Option Plan; the 2002 Employee Incentive Stock Option Plan; the 2004 Consultants and Advisors Stock Option Plan; and the 2007 Equity Incentive Plan. The Plans are administered by the Compensation Committee of our Board of Directors. The exercise price for stock options, or the value of other incentive grants granted under the Plans, are set by the Compensation Committee but may not be for less than the fair market value of the shares on the date the award is granted. The period in which options can be exercised is set by the Compensation Committee but is not to exceed five years from the date of grant.

On August 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS123(R)”), requiring us to recognize expense related to the fair value of share-based compensation awards to employees and directors. We elected to use the modified-prospective-transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior fiscal years. As of July 31, 2006, all outstanding share-based awards were fully vested, with the exception of the consultant options recorded in our balance sheets as “prepaid consulting” (as further discussed in Note 6). We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense for awards granted subsequent to July 31, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share based compensation for the nine month periods ended April 30, 2008 and 2007:

	For the nine month periods ended April 30
	2008	2007
Expected price volatility	66.1% - 117.58%	70.9% - 71.2%
Risk-free interest rate	2.25% - 5.25%	5.25%
Expected rate of forfeiture	0.0%	0.0%
Expected dividend yield	0.0%	0.0%
Weighted average expected term	2.0 years	2.7 years

Expected price volatility is the measure by which our stock price is expected to fluctuate during the expected term of an option. Expected volatility is derived from the historical daily change in the market price of our common stock, as we believe that historical volatility is the best indicator of future volatility. For stock options granted subsequent to July 31, 2006, we have excluded the period prior to November 1, 2005 from our historical price volatility, as during this period our market price reflected significant uncertainty associated with both our arbitration proceedings against Falken Industries and our ability to close the sale of the assets of the Water Treatment Division. We believe that the volatility of the market price of our common stock during periods prior to November 1, 2005 is not reflective of future expected volatility.

Following the guidance of Staff Accounting Bulletin No. 107 (“SAB 107”), we have been following the “Simplified Method” to determine the expected term of “Plain Vanilla” options issued to employees and directors. All of our outstanding options granted to employees and directors are Plain Vanilla options. Under the Simplified Method, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. In SAB 107, the Staff stated that it would not expect a company to use the Simplified Method for share option grants after December 31, 2007, however on December 21, 2007 the SEC published Staff Accounting Bulletin No. 110 (“SAB 110”), which expressed the views of the Staff regarding the continued use of a Simplified Method in certain circumstances where a company is unable to rely on historical data. We are unable to rely on our historical exercise data as there have been only a limited number of option exercises in recent periods; there have been a limited number of plan participants which is expected to grow; our common stock was traded until April 2008 on the illiquid Bulletin Board but our common stock is now listed on the NASDAQ Capital Market; we have had over recent years significant trading blackout periods for employees and directors; there has been minimal employee and director turnover; we have recently changed the terms of employee stock option grants to reduce the term of such grants; there are no comparable companies in terms of size, location and industry (particularly as we are developing a platform technology and operate in multiple industries); and we have had significant structural changes in our business including the sale of the Water Treatment Division, and expect to continue to change in the foreseeable future. We are therefore, under the guidance of SAB 110, continuing to use the Simplified Method to determine the expected term of options issued to employees and directors, but will continually evaluate our historical data as a basis for determining the expected terms of such options.

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

The following table sets forth the share-based compensation expense recorded in our consolidated statements of operations for the three and nine month periods ended April 30, 2008 and 2007 resulting from share-based compensation awarded to our employees, directors and third party service providers, excluding the amortization of prepaid consulting as detailed in Note 6:

	Three Months Ended April 30, 2008	Three Months Ended April 30, 2007
Share-based compensation for employees and directors:
Selling expense	$98,784	$—
General and administrative expenses	1,179,108	2,465
Research and development	148,176	—

Total share-based compensation for employees and directors	1,426,068	2,465

Share-based compensation for third party service providers:
Selling expense	$—	$—
General and administrative expenses	—	—
Research and development	—	—

Total share-based compensation for third party service providers	—	—

Total share-based compensation expense	$1,426,068	$2,465

	Nine months Ended April 30, 2008	Nine months Ended April 30, 2007
Share-based compensation for employees and directors:
Selling expense	$98,784	$—
General and administrative expenses	1,579,762	4,930
Research and development	148,176	—

Total share-based compensation for employees and directors	1,826,722	4,930

Share-based compensation for third party service providers:
Selling expense	$51,736	$—
General and administrative expenses	43,750	91,250
Research and development	—	65,100

Total share-based compensation for third party service providers	95,486	156,350

Total share-based compensation expense	$1,922,208	$161,280

	Number of Shares	Weighted-Average Exercise Price ($)	Aggregate Intrinsic Value ($000's)
Balance at July 31, 2007	10,293,750	$1.18

Granted	38,300	$3.69
Exercised	(465,000)	$0.78
Forfeited / Cancelled	(650,000)	$1.42

Balance at October 31, 2007	9,217,050	$1.19	$62,400

Granted	200,000	$5.89
Exercised	(680,200)	$0.77
Forfeited / Cancelled	(33,550)	$1.05

Balance at January 31, 2008	8,703,300	$1.33	$37,223

Granted	305,000	$5.67
Exercised	(1,336,070)	$0.77
Forfeited / Cancelled	—	—

Balance at April 30, 2008	7,672,230	$1.60	$24,165

		Outstanding		Exercisable
Range of Exercise Prices	Number Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price ($)
$0.50 to $0.75	2,587,764	1.68	$0.53	2,587,764	$0.53
$0.80 to $1.20	829,166	2.58	$0.81	829,166	$0.81
$1.50 to $7.50	4,255,300	2.46	$2.41	3,793,125	$2.32

	7,672,230	2.21	$1.60	7,210,055	$1.50

Cash received from options exercised for the three month periods ended April 30, 2008 and 2007, was $1,033,619 and $177,315, respectively. The intrinsic value of all options exercised during the three month periods ended April 30, 2008 and 2007, was $5,219,189 and $313,600, respectively, and the weighted-average grant date fair value of equity options granted during the three month periods ended April 30, 2008 and 2007, was $3.22 and $1.65, respectively.

Cash received from options exercised for the nine month periods ended April 30, 2008 and 2007, was $1,800,119 and $355,815, respectively. The intrinsic value of all options exercised during the nine month periods ended April 30, 2008 and 2007, was $11,841,865 and $1,267,300, respectively, and the weighted-average grant date fair value of equity options granted during the nine month periods ended April 30, 2008 and 2007, was $3.05 and $1.85, respectively.

As of April 30, 2008, there was $230,872 of unrecognized non-cash compensation cost related to unvested options to be recognized over a weighted average period of 1.4 years.

Note 6.   Prepaid Consulting

In January 2006, we entered into a two-year consulting agreement with Mr. Michael Sitton for domestic and international business development, the compensation being a fee of $12,500 per month and an option to purchase 2,000,000 shares of our unregistered common stock, vesting over three years. We also entered into a two-year consulting agreement with Secretary Tommy Thompson, one of our directors, for domestic and international business development, the compensation being a fee of $12,500 per month and an option to purchase 300,000 shares of our unregistered common stock, vesting over three years. Mr. Sitton subsequently transferred the rights to 700,000 options to Secretary Thompson. Mr. Sitton was therefore the beneficial owner of 1,300,000 and Secretary Thompson the beneficial owner of 1,000,000 of these options.

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

During the six months ended January 31, 2008, we amortized $13,011 of the prepaid asset to selling expense, at which time the prepaid asset was fully amortized.

In August 2007, Mr. Sitton’s consulting agreement was terminated, and Mr. Sitton’s 1,300,000 options are no longer exercisable.

In December 2007, we entered into a separate six month consulting agreement with an independent third party for domestic business development, the compensation being a fee of $13,683 per month and a two-year option to purchase 50,000 shares of our common stock granted under the PURE Bioscience Consultant and Advisors Stock Option Plan. At the time of the grant in December 2007, we recorded the fair value of the 50,000 stock options as a prepaid asset to be amortized over the six month term of the consulting agreement. The options, which have an exercise price of $5.29, were valued at $140,814 using the Black-Scholes Option Pricing Model and assuming no dividend yield, volatility of 102.22% and a risk-free interest rate of 4.25%. The fair value of the grant is being amortized at $23,469 per month for the six month term of the associated consulting agreement. During the three month period ended April 30, 2008 we amortized $70,407, and during the nine month period ended April 30, 2008 we amortized $93,876, of the fair value of the stock option grant to selling expense, and we recorded $46,938 as “prepaid consulting” on the consolidated balance sheets at April 30, 2008.

In addition, on the consolidated balance sheets at April 30, 2008, we recorded an additional $5,200 of prepaid consulting resulting from a cash prepayment to a separate consultant.

Note 7.   Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. Inventories at April 30, 2008 and July 31, 2007 consisted of:

	April 30, 2008	July 31, 2007
Raw Materials	$236,965	$78,816
Work in Progress	—	—
Finished Goods	102,450	164,083

	$339,415	$242,899

Note 8.   Commitments and Contingencies

During the three month period ended October 31, 2007, we issued 12,500 shares of our common stock with a fair value of $43,750 and paid an additional $30,000 for a legal settlement. During the three month period ended April 30, 2008, we paid $105,000 for a legal settlement resulting from a claim made during the quarter for services provided to us in a prior year.

In April 2008, we obtained a judgment of $6.53 million from the 18th Judicial Circuit Court in the State of Illinois against an internet message board poster. The judgment was awarded for defamation and tortious interference.  We are currently evaluating the extent to which we will be able to collect on the award, however we have not recorded any part of the award as an asset on our consolidated balance sheets at April 30, 2008, as the collectability of the award is currently unknown.

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

FIN 48 became effective for us on August 1, 2007, however the adoption of FIN 48 did not have a material impact on our consolidated results of operations and financial position as we had no unrecognized tax benefits that, if recognized, would affect our effective income tax rate in future periods. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense, however we had no accrued interest or penalties at either August 1, 2007 or April 30, 2008. We are subject to taxation in the United States and in California, and our historical tax years remain subject to future examination by the U.S. and California tax authorities.

At April 30, 2008, we had federal and California tax net operating loss carry-forwards of approximately $38,040,400 and $27,939,000, respectively. The difference between federal and California tax loss carry-forwards is primarily due to limitations on California loss carry-forwards. The federal tax loss carry-forwards will begin expiring in the fiscal year ending July 31, 2017 unless previously utilized, and will completely expire in the fiscal year ending July 31, 2027. The California tax loss carry-forwards will begin to expire in the fiscal year ending July 31, 2013 and will completely expire in the fiscal year ending July 31, 2017.

Realization of our deferred tax assets, which relate to operating loss carry-forwards and timing differences, is dependent on future earnings. The timing and amount of future earnings are uncertain and therefore we have established a 100% valuation allowance.

Note 10.   Business Segment and Sales Concentrations

In accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, certain information may be disclosed based on the way we organize financial information for making operating decisions and assessing performance. SFAS 131 requires that we apply standards based on a management approach, and requires segmentation based upon our internal organization and disclosure of revenue and operating income based upon internal accounting methods. In determining operating segments, we have reviewed the current management structure reporting to the chief operating decision-maker (“CODM”) and analyzed the reporting the CODM receives to allocate resources and measure performance.

We have determined that based upon the end use of our products, the value added contributions made by us, the regulatory requirements, the customers and partners, and the strategy required to successfully market finished products, we are operating in a single segment.

During the three month period ended April 30, 2008, 93% of sales were made to three strategic partners that are also developing markets for our products. 42% of sales for the period were made to U.S. domestic customers and 58% were made to international customers. During the nine month period ended April 30, 2008, 87% of sales were made to four strategic partners, and 64% of sales for the period were made to U.S. domestic customers.

All of our tangible assets are located in the United States.

Note 11.   Subsequent Events

Subsequent to April 30, 2008 we entered into an agreement whereby we have allowed a third party a limited time period to exclusively evaluate our SDC technology for use within specified indications and for certain products, in consideration for the payment to us of a non-refundable fee of $250,000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of this Quarterly Report to conform such statements to actual results or to changes in our expectations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in Item 1A of Part II of this Quarterly Report under the Caption “Risk Factors” and under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” and in our audited consolidated financial statements and related notes included in our Annual Report on Form 10-KSB for the fiscal year ended July 31, 2007, previously filed with the Securities and Exchange Commission (“SEC”).

Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to: our limited operating history; our history of losses; our future capital needs; the rapidly changing technologies and market demands; the failure of our products to achieve broad acceptance; our failure to successfully compete; our dependence on a single product; our failure to comply with government regulation; the loss of a key member of our management team; our failure to protect our intellectual property; our exposure to intellectual property and product liability claims; changes in government policies and other risks identified in this Quarterly Report on Form 10-Q.

OVERVIEW

PURE Bioscience began as a provider of pharmaceutical water purification products. We now focus on markets that we believe have broader potential by developing new, proprietary bioscience products based upon our patented silver ion antimicrobial technologies and patent-pending boric acid based pesticide technologies. In May 2005, we sold the assets of our Water Treatment Division and are now focused exclusively on the development and commercialization of our current and future bioscience products.

We are developing technology-based bioscience products, including our silver dihydrogen citrate-based antimicrobials, which we believe have the potential to provide best in class, non-toxic solutions to numerous global health challenges and represent innovative advances in diverse markets. We believe that our technologies are in a position to contribute significantly to today’s global trend toward industrial and consumer use of “green” products, while providing competitive advantages in efficacy and safety.

          Bioscience Technology
Our flagship technology is a patented, aqueous antimicrobial called silver dihydrogen citrate (“SDC”). SDC is an electrolytically generated source of stabilized ionic silver that can serve as the basis for a broad range of products in diverse markets. Colorless, odorless, tasteless and non-caustic, the aqueous SDC formulates well with other compounds. We produce and have begun to market, through our distributors, pre-formulated, ready-to-use products for private label distribution, as well as varying strengths of SDC concentrate as an additive or raw material for inclusion in the products of other companies who are, or may become, our partners.

We currently have Environmental Protection Agency (“EPA”) registration for our 2400-parts per million (ppm) technical grade SDC concentrate (trade name Axenohl) as well as for our Axen and Axen30 hard surface disinfectant products for commercial, industrial and consumer applications including restaurants, homes and medical facilities. The Axen30 EPA registration includes claims such as a 30-second kill time on standard indicator bacteria, a 24 hour residual kill on standard indicator bacteria, a 2-minute kill time on some resistant strains of bacteria, 10-minute kill time on fungi, 30-second kill time on HIV Type I, and 3 to10-minute kill time on certain other viruses. These claims distinguish the efficacy of Axen30 from many of the leading commercial and consumer products currently on the market, while maintaining lower toxicity ratings. Based on the EPA toxicity categorization of antimicrobial products that ranges from Category I (high toxicity) down to Category IV, Axen30, with its combination of the biocidal properties of ionic silver and citric acid, is an EPA Category IV antimicrobial for which precautionary labeling statements are normally not required. This compares with Category II warning statements for most leading brands of antimicrobial products. The tests conducted to obtain the EPA registration were performed by nationally recognized independent laboratories Nelson Laboratories of Salt Lake City, Utah and AppTec ATS of St. Paul, Minnesota, under AOAC protocol and GLP regulations in accordance with EPA regulations.

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

During the fiscal year ended July 31, 2007, we began a program whereby we utilize our expertise to source, assemble and build SDC blending systems for sale to our distributors. These systems allow our distributors to blend our SDC concentrate into lower concentrations, thereby significantly reducing the cost of shipping products from our El Cajon facility, particularly for overseas markets. No information regarding the method of making SDC is passed to our distributors as in all of our third party agreements we are, and intend to continue to be, the sole manufacturer and sole source of SDC concentrate.

We plan to pursue additional EPA and FDA regulatory approvals for other applications. For example, in September 2003, we entered into an agreement with Therapeutics, Inc. (“Therapeutics”), a drug development company based in La Jolla, California, for the development and commercialization of certain Food and Drug Administration (“FDA”) regulated silver dihydrogen citrate-based products (the “Therapeutics Agreement”). Therapeutics funds and directs all development activities and FDA regulatory filings under the Therapeutics Agreement, initially focusing on development of silver dihydrogen citrate-based products for the treatment of bacterial, viral and fungal mediated diseases and conditions. In May 2004, Therapeutics began development of SDC within the first two groups of products subject to FDA regulation; women’s health products and acne products. In May 2006, we expanded the Therapeutics Agreement to include development of SDC as an active pharmaceutical ingredient in products for treatment of dermatophytoses such as Tinea pedis (athlete’s foot), onychomycosis (nail fungus), among others, as well as development of antimicrobial skin wash products, beginning with a hand sanitizer. In December 2006, Therapeutics submitted an Investigational New Drug (“IND”) application with the FDA for an SDC-based hand sanitizer, to enable initiation of the first clinical trial of a product containing SDC as an active pharmaceutical ingredient. After reviewing the submission, the FDA determined that the product testing on humans may begin as proposed. Multiple hand sanitizer formulations containing SDC have been tested for safety and efficacy in proof of concept studies. We do not currently anticipate any additional IND applications to the FDA under the Therapeutics Agreement, or under any agreement with another potential partner for products containing SDC, in the current year.

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

          Triglycylboride™
In addition to our antimicrobial technology, we own the marketing rights to a line of pesticide technologies. Like the SDC antimicrobial technology, we believe the boric acid based pesticides may offer competitive advantages in the market place with regard to efficacy when compared to leading brands, while maintaining lower toxicity ratings. Branded as Innovex™, the product line launched in October 2001 with our EPA-approved, patent-pending RoachX®, and we subsequently developed additional products in the product line, including the EPA-approved AntX75®, EPA-exempt non-toxic TrapX rodent lure and EPA approved CleanKill™, the SDC-based hard surface disinfectant for the pest control industry.

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

CRITICAL ACCOUNTING POLICIES

          Accounting for Long-Lived Assets / Intangible Assets
We assess the impairment of long-lived assets, consisting of property, plant, equipment and finite-lived intangible assets, whenever events or circumstances indicate that the carrying value may not be recoverable. Examples of such events or circumstances include:

•	An asset's ability to continue to generate income from operations and positive cash flow in future periods;

•	Loss of legal ownership or title to an asset;

•	Significant changes in our strategic business objectives and utilization of the asset(s); and

•	The impact of significant negative industry or economic trends.

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

           Accounting for Stock-Based Compensation
We adopted the fair value provisions of SFAS 123(R) on August 1, 2006. Stock-based compensation expense for all stock-based compensation awards granted after August 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Specifically, we estimate the weighted-average fair value of options granted using the Black-Scholes Option Pricing Model based on evaluation assumptions regarding expected volatility, dividend yield, risk-free interest rates, the expected term of the option and the expected forfeiture rate. Each of these assumptions, while reasonable, requires a certain degree of judgment and the fair value estimates could vary if the actual results are materially different than those initially applied. Prior to the adoption of SFAS 123(R), we did not record compensation cost in the consolidated financial statements for stock options issued to employees or directors.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2008 VS. THREE MONTHS ENDED APRIL 30, 2007

Revenue and Gross Margin
For the three months ended April 30, 2008 (the “Third Quarter”), revenues of $416,500 increased by $284,100, or 215%, compared with the three months ended April 30, 2007. The increase is primarily due to new customers with whom we have entered into development and distribution agreements over the last year. 93% of sales for the Third Quarter were made to three strategic partners that are pursuing regulatory approvals and developing markets for our products. 42% of sales for the Third Quarter were to U.S. domestic customers, and 58% were to international customers.

Gross profit for the Third Quarter was $322,600, compared with $43,500 in the same period of the prior fiscal year. The gross margin percentage improved from 33% in the prior fiscal year to 77% in the current period, due primarily to product mix. During the three months ended April 30, 2007, sales were primarily from finished packaged products, while in the Third Quarter a higher proportion of sales were from bulk SDC concentrate, which we sell at higher margins.

Operating Costs
Operating costs increased by $1,934,000, from $961,000 in the three months ended April 30, 2007, to $2,895,000 in the Third Quarter. Within these aggregate operating costs, selling expenses increased by $202,000, to $327,000 in the Third Quarter compared with the same period in the prior fiscal year. The increase in selling expenses is primarily due to approximately $60,000 of additional salary expense and $99,000 of non-cash stock option expense for fully vested grants made to officers in the Third Quarter. In addition, consulting fees and prepaid stock option amortization expense of $111,000 in the Third Quarter were partially offset by $103,000 of such expense in the three month period ended April 30, 2007.

General and administrative expenses increased by $1,414,000, to $1,997,000 in the Third Quarter, compared with the three months ended April 30, 2007. In April 2008, we granted options, which vested on the date of grant, to purchase 275,000 shares of common stock to directors and officers of the Company, valued at approximately $906,000. We also granted 30,000 shares of common stock to each of three directors of the Company, the aggregate of 90,000 shares being valued at $463,500. $1,123,000 of the expense for these option and stock grants was booked to general and administrative expense in the Third Quarter. No expense was recorded for option or stock grants made to officers or directors during the three month period ended April 30, 2007. General and administrative costs for the Third Quarter also included $81,000 in fees related to the April listing of our common stock on the NASDAQ Capital Market. Additionally, payroll expense, accounting fees, legal fees, Sarbanes-Oxley compliance costs, depreciation, and health insurance costs all increased in the Third Quarter compared with the same period in the prior fiscal year. Research and development costs, including in-house costs, patent amortization, outside legal costs for maintaining approved patents, and product registration expenditures, increased for the Third Quarter by $318,000, to $571,000, compared with the same period in the prior fiscal year. Expense for the Third Quarter includes $148,000 of non-cash stock option expense for fully vested grants made to officers during the period. Additionally, during the Third Quarter, we incurred $105,000 of expense for patent related legal services provided in prior periods, and charged approximately $60,000 to research and development expense for manufacturing and R&D facility overheads incurred during periods in which we were designing and implementing new manufacturing and bottling processes. We do not currently expect our research and development expense to grow significantly in future periods, however if opportunities arise, particularly in the development and testing of new formulations, we will evaluate the need for additional research expenditures based on potential market sizes and our estimation of the likelihood of our technology achieving successful results.

Our loss from operations before taxes increased by $1,655,000, from a loss of $917,000 for the three months ended April 30, 2007 to a loss of $2,572,000 for the Third Quarter.

Other Income
Other income increased by $65,000 in the Third Quarter compared to the same period of the prior fiscal year. Gains on the sale of U.S. Treasury Bills were partially offset by decreased interest income from lower average cash balances and lower interest rates.

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

FIN 48 became effective for us on August 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated results of operations and financial position as we had no unrecognized tax benefits that, if recognized, would affect our effective income tax rate in future periods. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense, however we had no accrued interest or penalties at either August 1, 2007 or April 30, 2008.

At April 30, 2008, we had federal and California tax net operating loss carry-forwards of approximately $38,040,400 and $27,939,000, respectively. The difference between federal and California tax loss carry-forwards is primarily due to limitations on California loss carry-forwards. Realization of our deferred tax assets, which relate to operating loss carry-forwards and timing differences, is dependent on future earnings. The timing and amount of future earnings are uncertain and therefore we establish a 100% valuation allowance.

Net Income (Loss)
Our net loss after taxes increased by $1,590,000, from a net loss of $876,000 for the three months ended April 30, 2007 to a net loss of $2,466,000 for the Third Quarter.

RESULTS OF OPERATIONS FOR THE NINE-MONTHS ENDED APRIL 30, 2008 VS. NINE-MONTHS ENDED APRIL 30, 2007

Revenue and Gross Margin
For the nine months ended April 30, 2008, revenues of $664,200 increased by $335,300, or 102%, compared with the nine months ended April 30, 2007. The increase is primarily due to new customers with whom we have entered into development and distribution agreements during the fiscal year ending July 31, 2008. 87% of sales for the nine month period ended April 30, 2008 were made to four strategic partners that are pursuing regulatory approvals and developing markets for our products. 64% of sales for the nine month period ended April 30, 2008 were made to U.S. domestic customers, and 36% were made to international customers.

Gross profit for the nine months ended April 30, 2008 was $488,200, compared with $113,000 in the same period of the prior fiscal year. The gross margin percentage improved from 34% in the prior fiscal year to 73% in the current period, due primarily to product mix. During the nine month period ended April 30, 2008, a higher proportion of revenues were from bulk SDC concentrate than in the same period of the prior fiscal year, when finished packaged products contributed a higher proportion of sales.

Operating Costs
Operating costs increased by $2,656,000, from $3,003,000 in the nine months ended April 30, 2007, to $5,659,000 in the nine months ended April 30, 2008. Within these aggregate operating costs, selling expenses increased by $98,000, to $622,000 in the current period compared with the same period in the prior fiscal year. The increase in selling expenses is primarily due to an increase of approximately $150,000 in payroll and related expense, and $99,000 of non-cash stock option expense for fully vested grants made to officers during the Third Quarter. Additionally, consulting fees and prepaid stock option amortization expense of $154,000 in the nine month period ended April 30, 2008 was more than offset by $308,000 of such expense in the nine month ended April 30, 2007.

General and administrative expenses increased by $2,269,000, to $3,874,000 in the nine months ended April 30, 2008, compared with the nine months ended April 30, 2007. In April 2008, we granted options to purchase 275,000 shares of our common stock, which vested on their date of grant, to directors and officers of the Company at an exercise price of $5.70, valued at approximately $906,000. We also granted 30,000 shares of common stock to each of three directors of the Company, the aggregate of 90,000 shares being valued at $463,500. $1,123,000 of the expense for these option and stock grants was booked to general and administrative expense during the nine month period ended April 30, 2008. During the nine months ended April 30, 2008 we also issued 100,000 fully vested options to purchase our common stock to a new director, for which we recorded $351,000 of general and administrative expense. No expense was recorded for option or stock grants made to officers or directors during the nine month period ended April 30, 2007. During the nine months ended April 30, 2008, we also issued 12,500 shares of our common stock with a fair value of $44,000 and paid an additional $30,000, for a legal settlement. General and administrative payroll expense increased by approximately $200,000 year over year due to new hires and salary increases, accounting and legal fees increased by approximately $210,000, and costs for the nine months ended April 30, 2008 also included $81,000 in fees related to the April listing of our common stock on the NASDAQ Capital Market. Additionally, Sarbanes-Oxley compliance costs, depreciation, and health insurance costs all increased in the nine month period ended April 30, 2008 compared with the same period in the prior fiscal year. These increases were partially offset by $95,000 of stock option expense in the nine month period ended April 30, 2007 for options issued under a consulting contract.

Research and development costs, including in-house costs, patent amortization, outside legal costs for maintaining approved patents, and product registration expenditures, increased in the nine month period ended April 30, 2008 by $288,000, to $1,163,000, compared with the same period in the prior fiscal year. During the nine month period ended April 30, 2008, approximately $190,000 of the costs charged to R&D related to manufacturing and R&D facility overheads incurred during periods in which we were designing and implementing new manufacturing and bottling processes. Expense for the nine months ended April 30, 2008 also included $148,000 of non-cash stock option expense for grants made to officers during the period. There were no such grants made to officers during the same period of the prior fiscal year. Additionally, during the nine month period ended April 30, 2008, we incurred $105,000 of expense for patent related legal services provided in prior periods. These expense increases were partially offset by consulting fees paid to outside advisors during the nine month period ended April 30, 2007, including $65,000 of non-cash expense for the issuance of 30,000 shares of our common stock, and additional testing expenses to support regulatory filings. We do not currently expect our research and development expense to grow significantly in future periods, however if opportunities arise, particularly in the development and testing of new formulations, we will evaluate the need for additional research expenditures based on potential market sizes and our estimation of the likelihood of our technology achieving successful results.

Our loss from operations before taxes increased by $2,281,000, from a loss of $2,890,000 for the nine months ended April 30, 2007 to a loss of $5,171,000 for the nine months ended April 30, 2008.

Other Income
Other income increased by $4,000 in the current nine month period compared to the same period of the prior fiscal year. Gains on the sale of U.S. Treasury Bills were almost entirely offset by decreased interest income from lower average cash balances and lower interest rates.

Income Taxes
Income tax expense for each of the periods presented was zero as our tax liabilities were offset by current period losses or available federal and California net operating loss carry-forwards. See “Income Taxes” under “Results of Operations for the Three Months Ended April 30, 2008 vs. Three Months Ended April 30, 2007” above, for a further discussion of our tax position and our net operating loss carry-forwards.

Net Income (Loss)
Our net loss after taxes increased by $2,277,000, from a net loss of $2,752,000 for the nine months ended April 30, 2007 to a net loss of $5,029,000 for the nine months ended April 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

From inception through the present, we have financed our operations primarily through sales of our equity securities, through lines of credit and the issuance of debentures, and in May 2005 by the sale of our Water Treatment Division. At April 30, 2008, we had cash, cash equivalents and short-term investments of $7,534,000, an increase of $6,091,000 from July 31, 2007, and no long-term debt. During the Third Quarter, cash, cash equivalents and short-term investments declined by $27,000, from $7,561,000 at January 31, 2008.

Total current assets at April 30, 2008 were $8,176,000, an increase of $6,482,000 from July 31, 2007. The increase primarily relates to a private placement completed in October 2007 in which we sold 1,677,596 unregistered securities units to accredited investors, at $5.03 per unit (the “2007 Private Placement”). Each unit consisted of one share of our common stock and one quarter of a five-year warrant to purchase our common stock at a price of $7.17 per share. A total of 419,394 of such five-year warrants were issued to the investors and the fair value of the warrants, based on their fair value relative to the common stock issued, was $1,143,676. Additionally, Taglich Brothers, Inc. acted as placement agent in the 2007 Private Placement and received a cash fee of $675,065 and a five-year warrant to purchase 167,759 shares of our common stock at $8.60 per share. The fair value of the 167,759 placement agent warrants, based on their fair value relative to the common stock issued, was $441,970. Other cash fees paid to third parties, for legal and other fees associated with the 2007 Private Placement, were $22,277. The gross proceeds of the 2007 Private Placement were $8,438,308 and the net proceeds to us, after fees and expenses, were $7,740,967.

Total cash inflows from financing activities for the nine months ended April 30, 2008 were $9,567,000, which included proceeds of $1,826,000 from the exercise of options and warrants, in addition to the $7,741,000 of net proceeds from the 2007 Private Placement. During the nine months ended April 30, 2008, we received $625,000 from the exercise of options by officers and directors of the Company to purchase 626,070 shares of our common stock at an average exercise price of $1.00 per share, received $77,000 from the exercise of options by other employees to purchase 113,750 shares of our common stock at an average exercise price of $0.68 per share, received $1,098,000 from the exercise of options by third parties to purchase 1,512,500 shares of our common stock at an average exercise price of $0.73 per share, and received $25,560 from the exercise of warrants to purchase 10,000 shares of our common stock at an average exercise price of $2.56.

Cash and cash equivalents at April 30, 2008 were $1,644,000, an increase for the nine month period from July 31, 2007 of $908,000, while short-term investments increased over the same period by $5,183,000, to $5,891,000. During the nine months ended April 30, 2008, cash used in investing activities was $5,490,000. Of this amount, a net amount (cash purchases less cash sales) of $5,176,000 was invested in short-term investments, and $314,000 was invested in patents and in property, plant and equipment.

In April 2008, we obtained a judgment of $6.53 million from the 18th Judicial Circuit Court in the State of Illinois against an internet message board poster, Robert Pisano. The judgment was awarded for defamation and tortious interference.  We are currently evaluating the extent to which we will be able to collect on the award, however we have not recorded any part of the award as an asset on our consolidated balance sheets at April 30, 2008, as the collectability of the award is currently unknown.

Cash used in operating activities for the nine months ended April 30, 2008 was $3,169,000, compared with $1,938,000 for the nine month period of the prior fiscal year. The increase in operating cash expenditures is primarily as a result of increased general and administrative expenses including payroll, patent related research and development expenditures, and investments in new manufacturing staff and inventory to support new partners and anticipated product needs. Accounts receivable grew by $155,000 from July 31, 2007 to April 30, 2008, while the value of our raw material and finished goods inventory grew by $97,000 over the same period, primarily due to the purchase of raw materials for our concentrate manufacturing and our bottling processes. Prepaid expenses grew by $88,000 from July 31, 2007 to April 30, 2008, primarily due to the payment in December 2007 of our insurance policies for the succeeding year. In the prior fiscal year we financed the insurance policies and paid the premiums, and interest, each month. Prepaid consulting, which reflects the unamortized fair value of stock options granted for services under consulting agreements, increased by $39,000 from July 31, 2007 to April 30, 2008. We capitalize the fair value of such stock options when they are granted, and amortize the fair value over the term of the associated consulting agreements. In December 2007, we entered into a six month consulting agreement with an independent third party for domestic business development, the compensation being a fee of $13,683 per month and a two-year fully vested option to purchase 50,000 shares of our common stock. On their granting in December 2007, we recorded the fair value of the 50,000 stock options, $141,000, as a prepaid asset to be amortized over the six month term of the consulting agreement at approximately $23,500 per month. Through April 30, 2008, we had amortized $94,000 of the stock option grant to selling expense and recorded the remaining balance of $47,000 as “prepaid consulting” on the consolidated balance sheets at April 30, 2008.

During the nine months ended April 30, 2008, we invested $80,000 of cash in patents; however the capitalized value of our patents at April 30, 2008, primarily related to our silver ion technology, declined by $52,000 from July 31, 2007, to $2,124,000 due to an excess of patent amortization over capitalization. Total property, plant and equipment at April 30, 2008 of $1,038,000 increased by $69,000 from July 31, 2007, as our investments exceeded asset depreciation. During the nine months ended April 30, 2008, we invested $149,000 in software and consulting services related to the April 2008 implementation of a new Enterprise Resource Planning (ERP) System, the software for which was provided by Microsoft Corporation.

At April 30, 2008, we had current liabilities of $359,000, a decrease of $129,000 from July 31, 2007, primarily due to a decline in accounts payable.

During the fiscal year ended July 31, 2007, we redeveloped the manufacturing and office areas of our facility in El Cajon, California and invested in new manufacturing equipment. While this redevelopment is complete, we expect to continue to invest in our manufacturing processes, to improve efficiency and to ensure that we are able to meet anticipated demand. Additionally, during the next twelve months we anticipate making significant investments in information technology, in regulatory applications for new products or additional claims, in our corporate and business development infrastructure, and in programs required for us to maintain our compliance with the securities laws as well as the listing standards of the NASDAQ Capital Market. In particular, based on the market capitalization of our common stock at January, 31 2008, we have met the defined requirements for becoming an accelerated filer, which will require us to attest to, and have our Independent Registered Public Accounting Firm attest to, our internal controls under Section 404 of the Sarbanes-Oxley Act for the fiscal year ending July 31, 2008. This will add to the cost of us remaining compliant with our obligations as a publicly traded company. However, we believe that our existing cash resources are sufficient to meet our anticipated needs during the next twelve months.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk at April 30, 2008 is related to our investment portfolio which consists largely of debt instruments and other securities of high quality corporate issuers and the U.S. government and its agencies. From time to time our investments may be exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting only of diversified institutional money market mutual funds investing in A-1 (S&P), Prime-1 (Moody’s) or F1 (Fitch) short-term corporate debt obligations; U.S. Treasury Securities, or United States Government obligations issued by or backed by a federal agency of the United States Government. We do not enter into investments for trading or speculative purposes, and our cash is deposited in, and invested through, highly rated financial institutions in the United States. While our available for sale securities are subject to interest rate risk and would fall in value if market interest rates increased, we estimate that the fair value of our investment portfolio would not decline by a material amount in the event of an increase in market interest rates. We therefore would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

We have operated mainly in the United States, and the majority of our sales since inception have been made in U.S. dollars. Further, all of our sales to international markets have been to independent parties in transactions conducted in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

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

Changes in Internal Control Over Financial Reporting

In April 2008, we implemented a new Enterprise Resource Planning (“ERP”) System. The software solution we chose and implemented, Microsoft Dynamics AX, was provided by Microsoft Corporation and we used Advanced Systems Integration, Inc, a Microsoft Gold Certified Partner, as independent consultants on the implementation. Dynamics AX now forms the basis of our computerized accounting and operational control systems, replacing multiple legacy systems. The new system was fully tested, and we have completed a full evaluation of the effectiveness of its design and operation.

In February 2008, our Board of Directors approved the formation of an audit committee of the Board of Directors (the “Audit Committee”), consisting of three “independent” directors within the meaning of definitions established by the Securities and Exchange Commission. At least one of the members of the Audit Committee is an “audit committee financial expert,” who understands generally accepted accounting principles and financial statements; is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves; has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity of our financial statements; understands internal controls over financial reporting, and understands audit committee functions. All members of our Audit Committee are able to read and understand financial statements, including our balance sheets, income statements, cash flows statements, and statements of shareholders’ equity.

In addition to approving the formation of the Audit Committee, our Board of Directors adopted a charter for the Audit Committee which defines the committee’s role in overseeing the Company’s accounting and financial reporting processes, and the audits of the Company’s financial statements. Prior to establishing the Audit Committee, the functions of the Audit Committee were performed by the entire Board of Directors.

Evaluation of Disclosure Controls and Procedures

In addition to the evaluation of our new ERP system, we have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer/Principal Accounting Officer, of the effectiveness of the design and operation of all of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of April 30, 2008. There have been no other changes in our internal controls, or in other factors that could materially affect the internal controls, subsequent to the date we completed our evaluation.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

In April 2008, we obtained a judgment of $6.53 million from the 18th Judicial Circuit Court in the State of Illinois against an internet message board poster, Robert Pisano. The judgment was awarded for defamation and tortious interference.  We are currently evaluating the extent to which we will be able to collect on the award.

ITEM 1A.   RISK FACTORS

You should consider carefully the following information regarding the risks of investing in our common stock, together with the other information contained in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-KSB for the year ended July 31, 2007, and in our other filings with the Securities and Exchange Commission, before you decide to buy or maintain an investment in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the events described below were to occur, our financial condition, results of operations and future growth prospects could be materially and adversely affected and the market price of our common stock could decline. As a result you could lose some or all of any investment you may have made or may make in our common stock.

We may not generate sufficient positive cash flows from our operations to meet our anticipated capital needs

We do not yet have significant cash inflows from product sales to offset our ongoing planned investments in corporate infrastructure, research and development projects, regulatory submissions, business development activities, and sales and marketing, among other investments. Some of these investments cannot be postponed and we may be contractually or legally obligated to make them. In future periods we may need to seek additional capital through the issuance of debt, equity, convertible securities or through other means, any one of which could reduce the value to us, perhaps substantially, of our technology and its commercial potential. The issuance of debt, equity or convertible securities, or the conversion of existing convertible securities, could lead to the dilution of our existing shareholders. There is no guarantee that we would be able to obtain capital on terms acceptable to us, or at all. Insufficient funds could cause us to fail to execute our business plan, fail take advantage of future opportunities, or fail to respond to competitive pressures or unanticipated customer requirements, and further may require us to delay, scale back or eliminate some or all of our research and product development programs, license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, or to reduce or cease operations.

We have a history of losses, and we may not achieve or maintain profitability

We had a loss of $5,029,000 after taxes for the nine month period ended April 30, 2008, a loss of $4,655,000 after taxes for the fiscal year ended July 31, 2007, and a loss of $3,683,000 after taxes for the fiscal year ended July 31, 2006. We may continue to have losses in the future. If the penetration into the marketplace of SDC is later than anticipated, revenue growth is slower than anticipated or operating expenses exceed expectations, it may take an unforeseen period of time to achieve or sustain profitability and we may never achieve or sustain profitability. We continue to use our capital resources to invest in the development of our technology, in our manufacturing operations and in our corporate infrastructure, among other investments, however our future revenues may not provide an adequate return, if any, on such investments. We may never achieve or sustain cash inflows that exceed our cash outflows. Slower than anticipated revenue growth would or could force us to scale back research, testing, development and marketing of our technology and/or force us to reduce the size and scope of our operations, or cease operations altogether. If we do become profitable in future periods, we have an employment contract with our Chief Executive Officer and President which includes a provision for him to be paid an amount equal to 3% of our net income before taxes, if any.

If our efforts to increase awareness and expand sales of our technology are not successful, or we fail to obtain necessary governmental approval, we may not be able to generate sufficient revenue to attain profitability

We are marketing our new antimicrobial silver ion technology, and to a lesser extent market our environmentally safe pesticides, to industrial and consumer markets. These products have not yet been accepted into the marketplace, and may never be accepted. In addition, even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our products, are more cost-effective or otherwise render our products obsolete. Other risks involved in introducing these new products include liability for product effectiveness and safety, and competition from existing or emerging sources. Additionally, government regulation in the United States and in other countries is a significant factor in the development, manufacturing and marketing of many of our products and in our ongoing research and development activities. Complying with applicable government regulations and obtaining necessary clearances or approvals can be time consuming and expensive, and there can be no assurance that regulatory review will not involve delays or other actions adversely affecting the marketing and sale of our products. We also cannot predict the extent or impact of future legislation or regulation. Some of our new bioscience applications for the healthcare markets and food preparation markets will require approval by government agencies prior to marketing or sale in the United States. We have not yet applied for Food and Drug Administration or Department of Agriculture approval to market any such products. If any future product applications are not approved by the appropriate regulatory authority, we will not be able to market or sell such products, which would limit the revenues which may be realized. Even after approval, if any, we will remain subject to changing governmental policies regulating antimicrobial products.

We, or our partners, have also begun to take our technologies to the international marketplace, and we intend to expand the international presence of our technology. However, doing business internationally carries a great deal of risk with regard to foreign government regulation, banking and other factors.

Our silver ion, pesticide and other products will be competing in markets dominated by extremely large, well financed domestically and internationally recognized chemical and pharmaceutical companies. Our ability to compete will depend upon our ability, and the ability of our distributors and other partners, to develop brand recognition and novel distribution methods. We or our partners or distributors may never be successful in doing so. Many of our competitors already have well established brands and distribution, as well as many times our financial resources or those of our distributors or partners. Focused competition by chemical and pharmaceutical giants could substantially limit or eliminate our potential market share and ability to profit from our products and technologies.

If we are not able to manage our anticipated growth effectively, we may not become profitable

We anticipate that expansion will continue to be required to address potential market opportunities for our SDC technology. There can be no assurance that our infrastructure will be sufficiently scalable to manage any future growth. There also can be no assurance that if we continue to expand our operations, management will be effective in expanding our physical facilities or that our systems, procedures or controls will be adequate to support such expansion. In addition, we will need to provide additional sales and support services if we achieve our anticipated growth with respect to the sale of our SDC technology for various applications. Failure to properly manage an increase in customer demands could result in a material adverse effect on customer satisfaction, our ability to perform on new contracts and on our operating results.

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

Our future sales are heavily dependent on a single core technology, and a decrease in sales or anticipated sales of products based on this core technology could seriously harm our business

We have invested a significant portion of our time and financial resources in the development and commercialization of our core SDC technology. Although we believe SDC has applications in multiple industries, we expect that sales of SDC will constitute a substantial portion, or all, of our revenues in future periods. Any material decrease in the overall level of sales or expected sales of, or the prices for SDC, whether as a result of competition, change in consumer demand, or any other factor, would have a materially adverse effect on our business, financial condition and results of operations.

We rely on a small number of key supply ingredients in order to manufacture our products

All of the supply ingredients used to manufacture our products are readily available from multiple suppliers. However, commodity prices for these ingredients can vary significantly and the margins that we are able to generate could decline if prices rise. For example, both silver and citric acid prices have risen recently. A decision is expected imminently by the European Commission on an antidumping action against Chinese citric acid producers, a dominant force in the global citric acid market, which has caused global citric acid price increases in anticipation of antidumping duties that the Commission could impose on Chinese producers. Any measures could be followed by similar action from the authorities in the United States. In many of our distribution and development agreements, we are unable to raise our product prices to our customers quickly to maintain our margins, and significant price increases for key inputs would therefore have an adverse effect on our results of operations.

If we are unable to successfully develop or commercialize new products, our operating results will suffer

In addition to its use on inanimate surfaces, we believe that our technology also shows promise as a broad-spectrum antimicrobial for use in human and veterinary healthcare products. We are pursuing certain approvals through the U.S. Food and Drug Administration (FDA) by partnering with Therapeutics, Inc. (“Therapeutics”) which has assumed responsibility for the testing and regulatory process for selected potential FDA regulated silver dihydrogen citrate-based products. The development of SDC-based products could lead to multiple IND, NDA and/or 510-K filings for silver dihydrogen citrated-based healthcare products with the FDA. In December 2006, Therapeutics submitted an Investigational New Drug (IND) application with the FDA for an SDC-based hand sanitizer, to enable initiation of the first clinical trial of a product containing SDC as an active pharmaceutical ingredient. After reviewing the submission the FDA determined that the product testing on humans may begin as proposed. However, we do not exercise any control over Therapeutics, Therapeutics’ resources are very limited and progress to date on all indications has been slow. We are also subject to risks associated with termination of our agreement with Therapeutics. Additionally, the FDA and comparable agencies in many foreign countries impose substantial limitations on the introduction of new products through costly and time-consuming laboratory and clinical testing and other procedures. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. There is no guarantee that either Therapeutics, any other potential partner, or we will be able to obtain the resources necessary to further develop our technology or obtain regulatory approvals, or that the products will be successful in meeting the strict criteria imposed by the FDA. It may be several years before we, or a third party to whom we grant rights to use our silver ion technologies, are able to introduce any FDA regulated antimicrobial pharmaceutical products containing our technology. Such products may never achieve regulatory approval and may never be commercialized. If they are commercialized, we may not receive a share of future revenues that provides an adequate return on our historical or future investment. In addition, our ability to generate increased revenue depends in part upon the ability and willingness of our current and potential strategic partners to increase awareness of our solution to their customers and provide implementation services. If our strategic partners fail to increase awareness of our solution or to assist us in getting access to decision-makers, then we may need to increase our marketing expenses, change our marketing strategy or enter into marketing relationships with different parties, any of which could impair our ability to generate increased revenue.

Because we are an early stage company, it is difficult to evaluate our prospects

Since acquiring the rights to our SDC technology, we have encountered and likely will continue to encounter risks and difficulties associated with new and rapidly evolving markets. These risks include the following:

•	we may not increase our sales to our existing customers and expand our customer base;

•	we may not be successful in maintaining and expanding our current sales and in penetrating other markets and applications of our SDC technology;

•	we may not establish and maintain effective marketing programs and continue to build our brand identity;

•	we may not attract and retain key business development, technical and management personnel;

•	we may not be successful in locating strategic partners and licensees of our technology; and

•	we may not effectively manage our anticipated growth.

In addition, because of our limited operating history and the early stage of the market for our SDC technology, we have limited insight into trends that may emerge and affect our business.

We have no product distribution experience and will depend significantly on third parties who may not successfully sell our products

We have no product distribution experience and currently rely and plan to rely primarily on product distribution arrangements with third parties, including our collaborators. We also plan to license our technology to certain third parties for commercialization of certain applications. We expect to enter into additional distribution agreements and licensing agreement in the future and we may not be able to enter into these additional agreements on terms that are favorable to us, if at all. In addition, we may have limited or no control over the distribution activities of these third parties. These third parties could sell competing products and may devote insufficient sales efforts to our products. As a result, our future revenues from sales of our products, if any, will be materially dependent upon the success of the efforts of these third parties.

If we are unable to obtain, maintain or defend patent and other intellectual property ownership rights relating to our technology, we may not be able to develop and market products based on our technology, which would have a material adverse impact on our results of operations and the price of our common stock

We rely and expect in the future to rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology and business. These legal protections afford only limited protection for our intellectual property and trade secrets. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our proprietary technology or otherwise obtain and use information that we regard as proprietary. As a result, we cannot assure you that our means of protecting our proprietary rights will be adequate.

We have filed for U.S. and foreign patent applications and trademark registrations for our patents and trademarks. We may not be successful in obtaining these patents and trademarks, and we may be unable to obtain additional patent and trademark protection in the future. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. It is possible that, despite our efforts, competitors or others will create and use products in violation of our patents and/or adopt service names similar to our service names or otherwise misappropriate our intellectual property. Such patent infringement or misappropriation could have a material, adverse effect on our business. Adopting similar names and trademarks by competitors could lead to customer confusion. Any claims or customer confusion related to our trademarks could negatively affect our business.

Litigation may be necessary to enforce our intellectual property rights and protect our trade secrets. If third parties prepare and file applications in the United States or other countries that claim trademarks used or registered by us, we may oppose those applications and may be required to participate in proceedings before the regulatory agencies who determine priority of rights to such trademarks. Any litigation or adverse priority proceeding could result in substantial costs and diversion of resources, and could seriously harm our business and operating results. If we are found to have violated the trademark, trade secret, copyright, patent or other intellectual property rights of others, such a finding could result in the need to cease use of a trademark, trade secret, copyrighted work or patented invention in our business and the obligation to pay a substantial amount for past infringement. It could also be necessary for us to pay a substantial amount in the future if the rights holders are willing to permit us to continue to use the intellectual property rights. Either having to cease use or pay such amounts could make us much less competitive and could have a material adverse impact on our business, operating results and financial condition.

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

Litigation may harm our business or otherwise distract our management

Substantial, complete or extended litigation could cause us to incur large expenditures and distract our management. For example, lawsuits by employees, shareholders or customers could be very costly and substantially disrupt our business. Disputes from time to time with such companies or individuals are not uncommon, and we cannot assure you that we will always be able to resolve such disputes on terms favorable to us.

Maintaining compliance with our obligations as a public company may strain our resources and distract management, and if we do not remain compliant our stock price may be adversely affected

Our common stock is registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). It is therefore subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law. The Sarbanes-Oxley Act relates to us and adds to our obligations for regulatory reporting, accounting, corporate governance, internal controls and business practices. The SEC continues to issue new and proposed rules implementing various provisions of the Sarbanes-Oxley Act, and meeting these rules will substantially increase the cost to us of being a public company, including substantial costs during the fiscal year ending July 31, 2008. This additional cost will reduce our future profits or increase our future losses, and a greater proportion of management time and effort will be needed to meet our regulatory obligations than before.

During the fiscal year ending July 31, 2008, we will be required to evaluate our internal controls systems in order to allow management to report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act. Based on the market capitalization of our common stock at January, 31 2008, we have met the defined requirements for becoming an accelerated filer, which will require us to attest to, and have our Independent Registered Public Accounting Firm attest to, our internal controls under Section 404 of the Sarbanes-Oxley Act for the fiscal year ending July 31, 2008.

Commencing with our 10-K for the fiscal year ending July 31, 2008, we will be required to file our annual and quarterly reports with the SEC on an accelerated basis. In addition, from the time we became a public company in August 1996 and until we filed our 10-Q for the three months ended October 31, 2007, we filed our annual and periodic reports as a small business issuer using Forms 10-KSB and 10-QSB, however we no longer meet the requirements for filing within the small business reporting category under the Exchange Act. The increased reporting requirements and heightened corporate governance obligations that we will face or are already facing will further increase the cost to us, perhaps substantially, of remaining compliant with our obligations under the Exchange Act or Sarbanes-Oxley Act. In order to meet these incremental compliance obligations, we will need to invest in our corporate and accounting infrastructure and acquire additional services from third party advisors. As a result of these requirements and investments, we will incur significant additional expenses and will suffer a significant diversion of management’s time. There is no guarantee that we will be able to meet the requirements of Section 404 or our other compliance obligations in a timely manner, and we could therefore be subject to sanctions or investigation by regulatory authorities such as the Securities and Exchange Commission, the Public Company Accounting Oversight Board (PCAOB), or the NASDAQ Capital Market. Any such actions could adversely affect our financial results and the market price of our common stock, perhaps significantly.

Our publicly-filed reports are reviewed from time to time by the SEC, and any significant changes or amendments required as a result of any such review may result in material liability to us and may have a material adverse impact on the trading price of our common stock

The reports of publicly-traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements, and the SEC is required to undertake a comprehensive review of a company’s reports at least once every three years under the Sarbanes-Oxley Act of 2002. SEC reviews may be initiated at any time. While we believe that our previously filed SEC reports comply, and we intend that all future reports will comply, in all material respects with the published rules and regulations of the SEC, we could be required to modify, amend or reformulate information contained in prior filings as a result of an SEC review. Any modification, amendment or reformulation of information contained in such reports could be significant and result in material liability to us and have a material adverse impact on the trading price of our common stock.

We are dependent on our management team, and the loss of any key member of this team may prevent us from achieving our business plan in a timely manner

Our success depends largely upon the continued services of our executive officers and other key personnel. In particular, we rely on Michael L. Krall, our President and Chief Executive Officer. Our executive officers and key personnel could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on our employees, other than Mr. Krall. The loss of one or more of our key employees could seriously harm our business, results of operations and financial condition. We cannot assure you that in such an event we would be able to recruit personnel to replace these individuals in a timely manner, or at all, on acceptable terms.

Because competition for highly qualified business development and bioengineering personnel is intense, we may not be able to attract and retain the employees we need to support our planned growth

To successfully meet our objectives, we must continue to attract and retain highly qualified business development and bioengineering personnel with specialized skill sets focused on our industry. Competition for qualified business development and bioengineering personnel can be intense. Our ability to meet our business development objectives will depend in part on our ability to recruit, train and retain top quality people with advanced skills who understand our industry. In addition, it takes time for our new business development personnel to become productive, particularly with respect to obtaining major customer accounts. In many cases, newly hired business development personnel are unable to develop their skills rapidly enough, which results in a relatively high turnover rate and a corresponding increased need to make continual new hires. If we are unable to hire or retain qualified business development and bioengineering personnel, or if newly hired personnel fail to develop the necessary skills or reach productivity slower than anticipated, it would be more difficult for us to sell our products or to license our technology, and we may experience a shortfall in revenue and not achieve our planned growth.

Our Board of Directors has significant powers, which may delay or prevent a change of control of the company or adversely affect our stock price

Certain provisions of our charter and by-laws may delay or frustrate the removal of incumbent directors and may prevent or delay a merger, tender offer or proxy contest involving us that is not approved by our Board of Directors, even if such events may be beneficial to the interests of shareholders. For example, our Board of Directors, without shareholder approval, has the authority and power to issue all authorized and unissued shares of common stock and preferred stock which have not otherwise been reserved for issuance on such terms as the Board of Directors determines. The Board of Directors could also issue 5,000,000 shares of preferred stock and such preferred stock could have voting or conversion rights which could adversely affect the voting power of the holders of our common stock. In addition, California law contains provisions that have the effect of making it more difficult for others to gain control of us.

Our management and our Board of Directors has significant influence over our direction and policies, and may be able to delay or prevent a change of control of our company, which could adversely affect our stock price

As of June 12, 2008, Michael L. Krall, our President and Chief Executive Officer, beneficially owned, including exercisable options, approximately 7% of our common stock. As of the same date, our directors and officers as a group beneficially owned, including exercisable options and warrants, approximately 21% of our common stock. As a result, our management, and Mr. Krall in particular, are in a position to significantly influence our direction and policies, the election of our Board of Directors and the outcome of any other matters requiring shareholder approval. This concentration of ownership may harm the market price of our common stock by, among other things:

•	delaying, deferring, or preventing a change in control of our company;

•	impeding a merger, consolidation, takeover, or other business combination involving our company; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

The price of our common stock may be volatile, which may limit our ability to raise capital in the future or cause investment losses for our shareholders

Since our initial public offering in August 1996, the price and trading volume of our common stock have been highly volatile. The price has ranged from below $1 per share to over $8 per share, and the monthly trading volume has varied from under 200,000 shares to over 7.8 million shares. During the twelve months prior to June 2008, the closing price of our common stock on any given day has ranged from $2.80 to $8.50 per share, and the monthly trading volume has varied from approximately 1.3 million shares to approximately 7.9 million shares. In the future, the market price of our common stock may be volatile and could fluctuate substantially due to many factors, including:

•	actual or anticipated fluctuations in our results of operations;

•	the introduction of new products or services, or product or service enhancements by us or our competitors;

•	developments with respect to our or our competitors' intellectual property rights;

•	announcements of significant acquisitions or other agreements by us or our competitors;

•	our sale of common stock or other securities in the future;

•	the trading volume of our common stock;

•	conditions and trends in our industry;

•	changes in our pricing policies or the pricing policies of our competitors;

•	changes in the estimation of the future size and growth of our markets; and

•	general economic conditions.

In addition, the stock market in general, the NASDAQ Capital Market, and the market for shares of novel technology and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, the market prices of securities and biotechnology companies have been particularly volatile. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, shareholder derivative lawsuits and securities class action litigation have often been instituted against that company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources. In addition, this volatility could adversely affect an investor’s ability to sell shares of our common stock and/or the available price for such shares, and could result in lower prices being available to an investor if the investor wishes to sell their shares at any given time.

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

If outstanding options and warrants to purchase shares of our common stock are exercised, or if other remaining authorized shares of our common stock are issued, the interests of our shareholders could be diluted

We have approximately 8,542,898 shares of common stock reserved for issuance, which includes shares under equity compensation plans, vested and unvested options, and warrants. These shares have a weighted-average exercise price of approximately $2.03. In addition, approximately 12,153,533 authorized shares of our common stock remain available for future issuance under equity compensation plans or otherwise. The exercise of options and warrants, and the sale of shares underlying such options or warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under our stock option plans, and options and warrants yet to be granted or issued.

It is uncertain whether we will ever pay dividends

We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. The future payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors, which our Board of Directors may consider relevant.

We may not be able to maintain our NASDAQ listing

In April 2008, we obtained a listing for our common stock on the NASDAQ Capital Market. In order to maintain our listing, we will need to continue to meet certain minimum listing standards that include, or may include, our shareholders’ equity, the market value of our listed or publicly held securities, the number of publicly held shares, our net income, a minimum bid price for our common stock, the number of shareholders, the number of market makers, and certain of our corporate governance policies. If we fail to maintain the standards required now or in future by the NASDAQ Capital Market, our common stock could be delisted from the NASDAQ Capital Market. Such delisting could significantly impact your ability to sell your shares.

ITEM 6.   EXHIBITS

A.   Exhibits

        The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

3.1	(1) -- Articles of Incorporation
3.1.1	(2) -- Articles of Amendment to Articles of Incorporation, dated March 11, 2002
4.3	(3) -- Amended and Restated Bylaws
4.3	(1) -- Form of Common Stock Certificate
31.1	-- Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	-- Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	-- Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	-- Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference from Exhibit 3.1 to the Form SB-2 registration statement, SEC File #333-00434 effective August 8, 1996
(2)	Incorporated by reference from Exhibit 3.1.2 to the Annual Report on Form 10KSB for the fiscal year ended July 31, 2002, filed with the SEC on October 29, 2003
(3)	Incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K, filed with the SEC on February 25, 2008

* Filed herewith.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE
By: By:	/s/ Michael L. Krall Michael L. Krall, President/CEO June 12, 2008 /s/ Andrew J. Buckland Andrew J. Buckland, CFO/Principal Accounting Officer June 12, 2008