Form 10-K
period 2008-07-31
PURE BIOSCIENCE
filed 2008-10-14
CIK 1006028

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended July 31, 2008 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file No. 0-21019

PURE BIOSCIENCE
(Exact name of registrant as specified in charter)

California	33-0530289
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1725 Gillespie Way El Cajon, California 92020
(Address of principal executive office, including zip code)

(619) 596-8600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock

      Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No ☒

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act). See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐ Non-accelerated filer ☐ (Do no check if a smaller reporting company)	Accelerated filer ☒ Smaller reporting company ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒

      As of October 13, 2008, the registrant had 29,652,386 shares of its common stock, no par value, issued and outstanding.

       As of October 13, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $76,989,999 (computed on the basis of the last trade of the common stock on the NASDAQ Capital Market on October 13, 2008).

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A in connection with the Annual Meeting of Shareholders to be held on January 20, 2009 are incorporated herein by reference into Part III of this Annual Report. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after July 31, 2008.

PART I

CAUTIONARY STATEMENT

This Annual Report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, statements concerning future matters such as the development of new products, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading “Risk Factors” in Item 1A, as well as those discussed elsewhere in this Annual Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

ITEM 1. BUSINESS

Overview
PURE Bioscience (sometimes referred to herein as the “Company” or “we”) was incorporated in the state of California on August 24, 1992. We began as a provider of pharmaceutical water purification products for the pharmacy market. In 2000, we commenced investments in the development of novel bioscience technologies, and subsequent to the May 2005 sale of our Water Treatment Division we have been exclusively focused on the development and commercialization of our current and future bioscience products.

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

Bioscience Technologies
Our flagship bioscience technology is an aqueous disinfectant, silver dihydrogen citrate (“SDC”). A patented new molecular entity, SDC is an electrolytically generated source of stabilized ionic silver that can serve as the basis for a broad range of products in diverse markets. SDC liquid is colorless, odorless, tasteless, non-caustic and formulates well with other compounds. As a platform technology, our SDC-based antimicrobial is distinguished from competitors in the marketplace because of its superior efficacy combined with reduced toxicity. We are producing and plan to expand the production of pre-formulated, ready-to-use products for private label distribution, as well as varying strengths of SDC concentrate as an additive or raw material for inclusion in other companies’ products, including as an active pharmaceutical ingredient. In addition to SDC, we have obtained patent protection for ionic silver-based molecular entities utilizing 14 organic acids other than citric acid.

We also own certain rights to a patent-pending pesticide technology, Triglycylboride™ which, like SDC, provides effective results without human toxicity and is an alternative to traditional poisons. Triglycylboride has been formulated into our Environmental Protection Agency (“EPA”) registered RoachX® and AntX™ products, though these products are not currently being actively marketed or developed.

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

We currently have EPA registration for our 2400-parts per million (ppm) technical grade SDC concentrate (trade name Axenohl) as well as for our Axen and Axen30 hard surface disinfectant products for commercial, industrial and consumer applications including restaurants, homes and medical facilities. The Axen30 EPA registration includes claims such as a 30-second kill time on standard indicator bacteria, a 24 hour residual kill on standard indicator bacteria, a 2-minute kill time on some resistant strains of bacteria, a 10-minute kill time on fungi, a 30-second kill time on HIV Type I, and a 3 to 10-minute kill time on other viruses. These claims distinguish the efficacy of Axen30 from many of the leading commercial and consumer products currently on the market, while maintaining lower toxicity ratings. Based on the EPA toxicity categorization of antimicrobial products that ranges from Category I (high toxicity) down to Category IV, Axen30, with its combination of the biocidal properties of ionic silver and citric acid, is an EPA Category IV antimicrobial for which precautionary labeling statements are normally not required. This compares with Category II warning statements for most leading brands of antimicrobial products.

The tests conducted to obtain the EPA registration were performed by nationally recognized independent laboratories including Nelson Laboratories of Salt Lake City, Utah and AppTec ATS of St. Paul, Minnesota, under AOAC protocol and GLP regulations in accordance with EPA regulations. Specific Axen test results include:

•	30-Second Kill Time At 30 ppm, Axen demonstrated a 30-second, 99.9999% kill of standard indicator organisms including Staphylococcus aureus ATCC 6538, Pseudomonas aeruginosa ATCC 15442 and Salmonella choleraesuis ATCC 10708. Each is regarded as ever present in nearly every person’s life and is also a frequent human pathogen.
•	Residual Kill Activity The residual activity of Axen was tested at 0, 1, 6, and 24 hours after application to a hard surface against standard indicator organisms (Staphylococcus aureus ATCC 6538, Pseudomonas aeruginosa ATCC 15442 and Salmonella choleraesuis ATCC 10708). Quantitative residual results at 24 hours after initial application show a 99.99% reduction in all three bacteria tested.
•	Bacteria Additional testing of Axen against Methicillin Resistant Staphylococcus aureus ATCC 700698 (MRSA), Vancomycin Resistant Enterococcus faecium ATCC 700221 (VRE) and Escherichia coli OH157 ATCC 43888 demonstrated a 99.9999% kill in 2 minutes. These specific bacteria are especially problematic in hospitals because of their resistance to antibiotics. Further, Axen showed a 99.9999% kill in 30-seconds against Listeria monocytogenes ATCC 19111. Food processing operations are challenged to keep this bacterium under control. In November 2007, we obtained expanded EPA-registered claims to include claims against two additional resistant strains of Staph, Community Associated MRSA (CA-MRSA) and Community Associated PVL Positive MRSA (CA-MRSA, PVL Positive), eliminating both organisms in just two minutes. Also added to the expanded label are two-minute kill claims on Campylobacter jejuni and Acinetobacter baumannii.
•	Fungus Axen demonstrated a 99.9999% kill in 10 minutes of the common athlete’s foot fungus, Trichophyton mentagrophytes ATCC 9533. This data allows us to add a fungicidal claim to Axen’s hard surface disinfectant label.
•	Viruses Axen also demonstrated 99.9999% virucidal efficacy against HIV Type 1 in 30 seconds, Herpes simplex virus type 1 in one minute, and Influenza A virus ATCC VR-544, Rhinovirus type R 37 ATCC VR-1147, Strain 151-1 and Poliovirus type 2 ATCC VR-1022, Strain Lansing in 10 minutes. After review and registration by the EPA, this data allows us to add these virucidal claims to Axen’s hard surface disinfectant label. The recently expanded EPA-registered viral efficacy claims include a three-minute kill against Human Corona virus and Rotavirus and a ten-minute kill against Norovirus and Avian Influenza A.

We have received EPA registration to expand claims for our Axen30 hard surface disinfectant to include use on hard surfaces in childcare facilities, restaurants, homes and medical facilities. Expanded use claims for our Axen30 disinfectant also include children’s toys, toy boxes, play tables and activity centers, jungle gyms, playpens, child car seats, strollers and diaper changing tables. The EPA’s registration of such sensitive use sites emphasizes the “least-toxic” characteristics of Axen30 while expanding its versatility in the professional and consumer disinfection markets. With our partners, we are investigating market opportunities for products in the childcare segment which includes daycare centers, preschools, schools, gymnasiums and children’s activity centers.

When requested by our partners, we may utilize our expertise to source, assemble and build SDC blending systems for sale to our distributors. These systems allow our distributors to blend our SDC concentrate into lower concentrations, thereby significantly reducing the cost of shipping products, particularly for overseas markets. No information regarding the method of making SDC is passed to our distributors as in all of our third party agreements we are, and intend to continue to be, the sole manufacturer and sole source of SDC concentrate.

We plan to pursue additional EPA and U.S. Food and Drug Administration (“FDA”) regulatory approvals for other applications. In September 2003, we entered into an agreement with Therapeutics, Incorporated (“Therapeutics”), a drug development company based in La Jolla, California, for the development and commercialization of certain FDA-regulated SDC-based products (the “Therapeutics Agreement”. In May 2004, Therapeutics began development of SDC within the first two groups of products subject to FDA regulation; women’s health products and acne products. In May 2006 we expanded the Therapeutics Agreement to include development of SDC as an active pharmaceutical ingredient in products for treatment of dermatophytoses such as Tinea pedis (athlete’s foot), onychomycosis (nail fungus), among others, as well as development of antimicrobial skin wash products, beginning with a hand sanitizer. In December 2006, Therapeutics submitted an Investigational New Drug (IND) application with the FDA for an SDC-based hand sanitizer, to enable initiation of the first clinical trial of a product containing SDC as an active pharmaceutical ingredient. After reviewing the submission the FDA determined that the product testing in man may begin as proposed. Multiple hand sanitizer formulations containing SDC have been tested for safety and efficacy in proof of concept studies.

In July 2008, we added a new development and licensing partner for SDC-based products for human use, FTA Therapeutics, LLC (“FTA”). FTA has begun formulation and clinical projects for FDA-regulated dermatology, wound care and medical biofilm control products containing SDC. FTA will fund and direct all development activities and FDA regulatory filings under the agreement. To facilitate the contract with FTA, we structured an agreement in which Therapeutics transferred its development and license rights for FDA-regulated SDC-based products, with the exception of the in-process IND for skin sanitizer, back to us. We purchased from Therapeutics all data and other materials generated by Therapeutics related to the licenses being returned. We intend to subsequently license development rights for these indications to multiple third parties, the first being FTA.

Our SDC technology also shows promise as a broad-spectrum antimicrobial for multiple other medical indications, including wound and burn care, as well as for dental and veterinary indications, for which we are actively seeking development partners.

In September 2007, we announced that we had developed a new SDC-based antimicrobial product that provides what we believe to be the first 24-hour residual protection against norovirus. The highly concentrated product is designed to be mixed with water at the point of use to create a low toxicity hard surface antimicrobial. In 2007, we commissioned an independent, third-party study entitled “Residual Virucidal Efficacy of a Disinfectant for Use on Inanimate Environmental Surfaces Utilizing Feline Calicivirus as a Surrogate Virus for Norovirus.” The study was conducted by the nation’s leading third party microbiology and virology testing laboratory in accordance with EPA Good Laboratory Practice regulations. The testing laboratory modified an existing EPA protocol for testing bacterial residual efficacy to a protocol that appropriately evaluated the residual efficacy of our new formulation against the Feline Calicivirus. Our new disinfectant demonstrated greater than 99.9999% reduction in viral titer of Feline Calicivirus after 12 hours and at least a 99.98% reduction after 24 hours. We are initially marketing the product through distributor relationships to the cruise ship industry under the name Cruise Control™.

In April 2008, we entered into a development and distribution partnership with privately-held Rockline Industries, Inc. (“Rockline”). Under our agreement, Rockline is expected to market Axen30 to retailers under those stores’ private label brands, under Rockline’s own label brand and under our KinderGuard brand. In addition, we have granted Rockline the exclusive right to develop and commercialize wet wipes containing SDC for similar markets.

In July 2008, our distributor in Brazil obtained national regulatory approval for an SDC-based disinfectant. We have granted a license to market and sell SDC-based products in Brazil to privately held Life Biociências S/A of Apucarana, Paraná in Brazil (Lifebio), a company of Grupo Nilson Ribeiro, together in a joint venture with privately held PCI International, Inc. of Lafayette, Louisiana (“PCI”). We sell SDC concentrate to Lifebio/PCI for blending, packaging and distribution of non-pharmaceutical SDC-based antimicrobial products in Brazil. Lifebio/PCI has constructed a facility in Apucarana, Paraná dedicated to blending and packaging SDC concentrate into hard surface disinfectant.

In July 2008, we suspended the development and marketing efforts for our Triglycylboride boric acid-based pesticides in order to focus on the development of our SDC and related technologies. Branded as Innovex™, the Triglycylboride product line launched in October 2001 with our EPA-approved, patent-pending RoachX®. We subsequently developed additional products including the EPA-approved AntX75®, and EPA-exempt non-toxic TrapX rodent lure. Our marketing efforts behind the Innovex products have been limited, and we believe that only through investment in additional formulations, greater marketing efforts and wider distribution could we see significantly higher sales and profits than we have historically achieved with the technology. We will continue to evaluate such investments, however we will now entirely focus our resources on the development of SDC, which we believe has significantly greater market potential than the Triglycylboride technology. If we decide not to make additional future investments in the Triglycylboride technology ourselves, we may pursue alternatives such as selling or licensing our rights to the technology.

During Fiscal 2008, we signed a number of distribution agreements for the distribution of Axen30 as a hard surface disinfectant, including agreements with Swabplus, Inc. for China, Hong Kong and Taiwan, and Orchem Corporation and DuraBan International for the United States.

Customers
We sell SDC concentrate to distributors that either resell the concentrate as an active ingredient or preservative in other companies’ products or blend the product into hard surface disinfectant products for sale to retail, commercial and institutional customers. In addition, we sell both bulk and individually bottled hard surface disinfectant products to distributors that in turn sell the product to retail, commercial and institutional customers. During Fiscal 2008, sales to each of the three following customers comprised 10 percent or more of our revenues; Ciba, a reseller of SDC concentrate for use as a preservative or active ingredient; Bioasepsis, a distributor of SDC-based disinfectant in Colombia; and Uribe & Gold, a distributor of SDC-based disinfectant in selected regions of Latin America.

Competition
The markets for SDC and each of its potential uses are highly competitive. We have a number of competitors that vary in size and scope and breadth of products offered. Many of our competitors have greater financial resources than we do in the areas of sales, marketing, branding and product development and we expect to face additional competition from these competitors in the future. Because SDC is a new technology, our success will depend, in part, upon our ability to achieve market share at the expense of existing, established and future products in our relevant target markets. In order to compete with such existing products, we, our partners or our distributors, will need to invest significant resources in order to attempt to displace traditional technologies sold by what are in many cases well-known international industry leaders. Alternatively, we may pursue strategies in selective markets of encouraging existing competitors to incorporate our products into their existing brands, thereby reducing the proportion of end-use revenues that would accrue to us. To the extent that we were to grant any existing competitor exclusivity to any field and/or territory, we would risk having our technology marketed in a manner that may be less than optimal for us. We recognize that innovative marketing methods are required in order to establish our products, and that such methods may not be successful.

Patents and Intellectual Property
Our goal is to obtain, maintain and enforce patent protection for our products, compounds, formulations, processes, methods and other proprietary technologies invented, developed, licensed or acquired by us, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties, both in the U.S. and in other countries. Our policy is to actively seek to obtain, where appropriate, intellectual property protection for our products, proprietary information and proprietary technology through a combination of contractual arrangements and laws, including patents, both in the U.S. and elsewhere in the world.

We also depend upon the skills, knowledge and experience of our scientific and technical personnel, as well as that of our advisors, consultants and other contractors. To help protect our proprietary know-how that is not patentable, and for inventions for which patents may be difficult to enforce, we rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we require our employees, consultants, advisors and certain other contractors to enter into confidentiality agreements which prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. Additionally, these confidentiality agreements require that our employees, consultants and advisors do not bring to us, or use without proper authorization, any third party’s proprietary technology.

We own patents, or have patents pending, related to our SDC technology in the U.S. and in certain other countries covering (i) the disinfectant and its method of making, (ii) the formulation of the aqueous disinfectant in combination with ethyl alcohol, (iii) multiple potential uses for our SDC technology, including water treatment, home care and personal products, the treatment of specific types of bacteria, fungus and viruses, medical treatment and the preservation of consumable and non-consumable products, (iv) the combination of SDC with other antimicrobial compounds, including quaternary ammonia, oxidizers or halogens such as chlorine, bromine or iodine, (v) anhydrous, or crystalline, SDC antimicrobial compositions, processes of making and methods of use, and (vi) our process of manufacturing complexes of electrolytically generated stabilized ionic silver with other organic acids. In addition, we have a patent pending for RoachX and related pesticide products, although such pesticide products are not currently in active development. We intend to continue to apply for patent protection for new technology we develop whenever we determine that the benefit of patent protection outweighs the cost of obtaining patent protection.

We own the registered trademarks or trademark applications for PURE Bioscience®, Powered by SDC Ag+™, Staph Attack®, Staphacide®, Axenohl®, Axen®, Silvérion®, Kinderguard®, Cruise Control®, Nutripure™, Elderguard™, Critterguard™, Innovex®, RoachX®, AntX™, TrapX® and Medifier™.

Manufacturing
We manufacture and blend SDC products in our manufacturing facility at our corporate headquarters in El Cajon, California. We manufacture SDC concentrate, and all SDC concentrated products, exclusively in our facility and intend to maintain all concentrate manufacturing in our own facility and under our own control. In 2007, we completed a redevelopment of our manufacturing facility and significantly expanded our SDC manufacturing capacity. Also in 2007, our manufacturing facility and process for the production of pharmaceutical-grade SDC concentrate as an Active Pharmaceutical Ingredient received Current Good Manufacturing Practice (cGMP) certification.

In 2007, we invested in manufacturing equipment, including a new automated blending and packaging operation, that allows us to produce finished, labeled, diluted end-use products, although we outsource some blending and packaging operations and may continue to outsource such operations to one or more third parties. We outsource such operations where it is economically advantageous to us and to our customers, particularly in regard to the reduction of shipping costs. We outsourced certain Axen30 bottling operations and RoachX manufacturing during Fiscal 2007. We did not outsource any manufacturing operations during Fiscal 2008.

Silver, the primary active ingredient in SDC, is a readily available commodity, and the other active and inactive ingredients in our concentrated and ready-to-use products are readily available from multiple chemical supply companies.

If we manufacture RoachX, AntX and TrapX products in future periods, we intend to outsource manufacturing operations for the production of these products. The active and inactive ingredients are readily available through multiple manufacturers in the U.S. and overseas.

Research and Development
We conduct our primary Research and Development (“R&D”) activities in-house, and use third-party laboratories to conduct independent testing. In addition, a number of our international and domestic strategic partners perform R&D at their own cost under our mutual agreements in order to develop and expand markets for SDC.

All in-house R&D costs, outside legal costs for maintaining issued patents, and third-party laboratory testing expenses are charged to operations when incurred, and are included in operating expenses. Outside legal costs and filing fees related to obtaining new patents are capitalized as incurred. The total amounts capitalized for pending patents were $125,100 and $204,200 in the fiscal years ended July 31, 2008 (“Fiscal 2008”) and 2007 (“Fiscal 2007”), respectively. The cumulative cost of acquiring patents is amortized on a straight-line basis over the estimated remaining useful lives of the patents, generally between 17 and 20 years from the date of issuance. At July 31, 2008, the weighted average remaining amortization period for all patents was approximately 11.7 years. Amortization expense for Fiscal 2008, Fiscal 2007 and the year ended July 31, 2006 (“Fiscal 2006”) was $175,800, $164,500 and $157,400, respectively.

In addition to the amortization of capitalized patents, expense charged to R&D was $1,470,600, $1,056,300 and $1,036,500 in Fiscal 2008, 2007 and 2006, respectively. Total R&D expense, including amortization, was $1,646,400, $1,220,800 and $1,193,900 in Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively.

Government Regulation
The SDC-based antimicrobial products that we manufacture and sell in the United States are regulated by the EPA under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”). We have three such products currently registered by the EPA under FIFRA: the antimicrobial pesticides Axen, Axen30 and Axenohl. As we continue to develop new products, we will require a registration from the EPA in order to market our products in the U.S. Each new formulation of an SDC-based product will require such a registration. There is no guarantee that the EPA will grant any registration for the products we submit to them for approval.

In addition to the Federal EPA, each of the 50 United States has its own government agency that regulates pesticide sales into their state. Prior to distributing a product into any of these states, a registration from the state is required. We market our antimicrobial products to third party distributors who are responsible for obtaining these state registrations. Should we begin to directly market our own brands, we would first need to obtain a registration for each state into which we intend to distribute such products.

We have chosen to pursue certain approvals through the FDA by partnering with other companies who have assumed, or will assume, responsibility for the testing and regulatory process for selected potential FDA regulated SDC-based products. In July 2008, we added a new development and licensing partner for SDC-based products for human use, FTA Therapeutics, LLC (FTA). FTA has begun formulation and clinical projects for FDA-regulated dermatology, wound care and medical biofilm control products containing SDC, and we intend to subsequently license development rights for other indications to multiple third parties, the first being FTA. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. There is no guarantee that either FTA, any other potential partner, or we will be able to obtain the resources necessary to obtain such approvals, or that the products will meet the strict criteria imposed by the FDA.

Outside the U.S., we, our distributors or our partners are, or we expect will be, obligated to obtain and maintain all necessary regulatory approvals or registrations in each specific country, to enable our products to be manufactured, formulated and/or sold in, or into, that country. Regulations for antimicrobial products and products for human use vary significantly from country to country. Our technology may also face import or export restrictions or burdens, which may change from time to time.

In addition to SDC, our Triglycylboride boric acid-based pesticides are also regulated by the EPA under FIFRA, and by the agencies of the 50 states. We have two such pesticides registered by the U.S. EPA and the 50 states; AntX and RoachX, however in July 2008, we suspended the development and marketing efforts for these products in order to focus on the development of our SDC and related technologies.

Employees
As of October 10, 2008, we employed twenty-two people, twenty-one of whom were full-time employees. None of our employees are covered by collective bargaining agreements.

Company Website
We maintain a website at www.purebio.com. We make our periodic and current reports available free of charge on our website. Information contained on, or accessible through, our website is not part of this report or our other filings with the SEC. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Executive Officers of the Registrant
The following table and information below sets forth information with respect to each of our current executive officers.

Name	Age	Position	Held Position Since
Michael L. Krall	56	President, CEO, Chairman, Director	1992

Andrew J. Buckland	45	CFO, Principal Accounting Officer	2005

Donna Singer	38	Executive Vice President, Director	1998

The executive officers serve at the discretion of the Board, except Mr. Krall, who is employed pursuant to an employment agreement.

Business Experience

MICHAEL L. KRALL     Mr. Krall is the President, CEO and Chairman of the Board, a position he has held since 1993.

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

ITEM 1A. RISK FACTORS

Except for the historical information contained herein or incorporated by reference, this annual report on Form 10-K and the information incorporated by reference contains forward-looking statements that involve risks and uncertainties. These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance. These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as well as those discussed in Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this annual report on Form 10-K and in any other documents incorporated by reference into this report. You should consider carefully the following risk factors, together with all of the other information included or incorporated in this annual report on Form 10-K. Each of these risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position. If any of the events described below were to occur, our financial condition, results of operations and future growth prospects could be materially and adversely affected and the market price of our common stock could decline. As a result you could lose some or all of any investment you may have made or may make in our common stock.

We have a history of losses, and we may not achieve or maintain profitability

We had a loss of $6,540,300 after taxes for the fiscal year ended July 31, 2008 and a loss of $4,654,900 after taxes for the fiscal year ended July 31, 2007. As of July 31, 2008, we had an accumulated deficit of approximately $31.4 million. We may continue to have losses in the future. If the penetration into the marketplace of SDC is later than anticipated, revenue growth is slower than anticipated or operating expenses exceed expectations, it may take an unforeseen period of time to achieve or sustain profitability and we may never achieve or sustain profitability. Slower than anticipated revenue growth could force us to reduce research, testing, development and marketing of our technology and/or force us to reduce the size and scope of our operations, or cease operations altogether. If we do become profitable in future periods, we have an employment contract with our Chief Executive Officer and President which includes a provision for him to be paid an amount equal to 3% of our net income before taxes, if any. Such payments would reduce our profitability.

We do not yet have significant cash inflows from product sales to offset our ongoing and planned investments in corporate infrastructure, research and development projects, regulatory submissions, business development activities, and sales and marketing, among other investments. These investments may not be successful. In addition, some of these investments cannot be postponed and we may be contractually or legally obligated to make them. In future periods we may need to seek additional capital through the issuance of debt, equity, convertible securities or through other means, any one of which could reduce the value to us, perhaps substantially, of our technology and its commercial potential. We currently have no long-term debt, however the issuance of debt, equity or convertible securities in future periods, if any, could lead to the dilution of our existing shareholders. There is no guarantee that we would be able to obtain capital on terms acceptable to us, or at all. Insufficient funds could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or unanticipated customer requirements, and further may require us to delay, reduce or eliminate some or all of our research and product development programs, license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, or to reduce or cease operations.

If our efforts to achieve and maintain market acceptance of our core SDC technology are not successful, or we fail to obtain necessary governmental approval, we are unlikely to attain profitability

We have invested a significant portion of our time and financial resources in the development and commercialization of our core SDC technology. Although we believe SDC has applications in multiple industries, we expect that sales of SDC will constitute a substantial portion, or all, of our revenues in future periods. Any material decrease in the overall level of sales or expected sales of, or the prices for SDC, whether as a result of competition, change in consumer demand, or any other factor, would have a materially adverse effect on our business, financial condition and results of operations.

We are marketing our new antimicrobial silver ion technology to industrial and consumer markets. These products have not yet been accepted into the marketplace, and may never be accepted. In addition, even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our products, are more cost-effective or otherwise render our products less attractive or obsolete. Other risks involved in introducing these new products include liability for product effectiveness and safety, and competition from existing or emerging sources. Additionally, government regulation in the U.S. and in other countries is a significant factor in the development, manufacturing and marketing of many of our products and in our ongoing research and development activities. Complying with applicable government regulations and obtaining necessary clearances or approvals can be time consuming and expensive, and there can be no assurance that regulatory review will not involve delays or other actions adversely affecting the marketing and sale of our products. We also cannot predict the extent or impact of future legislation or regulation. Some of our new bioscience applications for the healthcare markets and food preparation markets will require approval by government agencies prior to marketing or sale in the U.S. We have not yet applied for FDA or Department of Agriculture approval to market any such products. If any future product applications are not approved by the appropriate regulatory authority, we will not be able to market or sell such products, which would limit our revenues. Even after approval, if any, we will remain subject to changing governmental policies regulating antimicrobial products.

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

The industries in which we operate are heavily regulated and we may be unable to compete effectively

We are a bioscience company focused on the marketing and continued development of our electrolytically generated stabilized ionic silver technology, including our flagship SDC antimicrobial. While the rewards in these fields are potentially great, the risks, regulatory hurdles and costs of doing business in our target markets are high. Our SDC is a platform technology rather than a single use applied technology. As such, products developed from the platform fall under the jurisdiction of multiple U.S. and international regulatory agencies. We currently have EPA registration for our 2400-parts per million (ppm) technical grade SDC concentrate (trade name Axenohl), as well as for our Axen and Axen30 hard surface disinfectant products for commercial, industrial and consumer applications including restaurants, homes and medical facilities. We intend to fund and manage additional EPA-regulated product development internally, in conjunction with our regulatory consultants and potentially by partnering with other third parties. We are also partnering, or intend to partner, with third parties who are seeking, or intend to seek, approvals to market SDC-based products in markets outside the U.S. However, the introduction of additional regulated antimicrobial products in the U.S. or in markets outside the U.S. could take several years, or may never be achieved. In addition, doing business internationally carries a great deal of risk with regard to foreign government regulation, banking and other factors.

We are subject to intense competition

Our silver ion and other products compete in highly competitive markets dominated by extremely large, well financed domestically and internationally recognized chemical and pharmaceutical companies. Many of our competitors have greater financial resources than we do in the areas of sales, marketing, branding and product development and we expect to face additional competition from these competitors in the future. Many of our competitors already have well established brands and distribution. Focused competition by chemical and pharmaceutical giants could substantially limit or eliminate our potential market share and ability to profit from our products and technologies. Our ability to compete will depend upon our ability, and the ability of our distributors and other partners, to develop brand recognition and novel distribution methods, and to displace existing, established and future products in our relevant target markets. We or our partners or distributors may not be successful in doing so.

We rely on a small number of key supply ingredients in order to manufacture our products

All of the supply ingredients used to manufacture our products are readily available from multiple suppliers. However, commodity prices for these ingredients can vary significantly and the margins that we are able to generate could decline if prices rise. For example, both silver and citric acid prices have risen recently. A decision is expected imminently by the European Commission on an antidumping action against Chinese citric acid producers, a dominant force in the global citric acid market, which has caused global citric acid price increases in anticipation of antidumping duties that the European Commission could impose on Chinese producers. Any measures could be followed by similar action from the authorities in the U.S. In many of our distribution and development agreements, we are unable to raise our product prices to our customers quickly to maintain our margins, and significant price increases for key inputs would therefore have an adverse effect on our results of operations.

If we are unable to successfully develop or commercialize new applications of our SDC technology, our operating results will suffer

In addition to its use on inanimate surfaces, we believe that our SDC technology also shows promise as a broad-spectrum antimicrobial for use in human and veterinary healthcare products. We plan to pursue additional EPA and FDA regulatory approvals for other applications. We have entered into agreements with Therapeutics and with FTA for the development and commercialization of certain FDA regulated SDC-based products. However, we do not exercise any control over these development partners. Both Therapeutics’ and FTA’s resources are limited and progress to date on all indications has been slow. The FDA and comparable agencies in many foreign countries impose substantial limitations on the introduction of new products through costly and time-consuming laboratory and clinical testing and other procedures. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. There is no guarantee that either our existing or any other potential partner, or we, will be able to obtain the resources necessary to further develop our technology or obtain regulatory approvals, or that the products will be successful in meeting the strict criteria imposed by the FDA. It may be several years before we, or any third party to whom we grant rights to use our silver ion technologies, are able to introduce any FDA regulated antimicrobial pharmaceutical products containing our technology. Such products may never achieve regulatory approval and may never be commercialized. If they are commercialized, we may not receive a share of future revenues that provides an adequate return on our historical or future investment.

Our ability to generate increased revenue depends in part upon the ability and willingness of our current and potential strategic partners in both FDA and non-FDA environments to increase awareness of our solution to their customers and provide implementation services. If our strategic partners fail to increase awareness of our solution or to assist us in getting access to decision-makers, then we may need to increase our marketing expenses, change our marketing strategy or enter into marketing relationships with different parties, any of which could impair our ability to generate increased revenue.

Because we are an early stage company, it is difficult to evaluate our prospects, our financial results may fluctuate and these fluctuations may cause our stock price to fall

Since acquiring the rights to our SDC technology, we have encountered and likely will continue to encounter risks and difficulties associated with new and rapidly evolving markets. These risks include the following, among others:

•	we may not increase our sales to our existing customers and expand our customer base;
•	we may not succeed in maintaining and expanding our current sales and in penetrating other markets and applications of our SDC technology;
•	we may not establish and maintain effective marketing programs and continue to build our brand identity;
•	we may not attract and retain key business development, technical and management personnel;
•	we may not succeed in locating strategic partners and licensees of our technology; and
•	we may not effectively manage our anticipated growth.

In addition, because of our limited operating history and the early stage of the market for our SDC technology, we have limited insight into trends that may emerge and affect our business. Forecasting future revenues is difficult, especially since our technology is novel and we are at the early stages of the adoption of such technology. Market acceptance of our products may change rapidly. In addition, our customer base is highly concentrated. Fluctuations in the buying patterns of our current or potential customers for any reason, could significantly affect the level of our net sales on a period to period basis. As a result, our financial results could fluctuate to an extent that may not meet market expectations and that also may adversely affect our stock price. There are a number of other factors that could cause our financial results to fluctuate unexpectedly, including product sales, cost of product sales, the achievement and timing of research and development and regulatory milestones, changes in expenses, including non-cash expenses such as the fair value of stock options granted, and manufacturing or supply issues.

We have no product distribution experience and we expect to rely on third parties who may not successfully sell our products

We have no product distribution experience and currently rely and plan to rely primarily on product distribution arrangements with third parties, including our collaborators. We also plan to license our technology to certain third parties for commercialization of certain applications. We expect to enter into additional distribution agreements and licensing agreements in the future, and we may not be able to enter into these additional agreements on terms that are favorable to us, if at all. In addition, we may have limited or no control over the distribution activities of these third parties. These third parties could sell competing products and may devote insufficient sales efforts to our products. As a result, our future revenues from sales of our products, if any, will depend on the success of the efforts of these third parties.

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

We have filed for U.S. and foreign patent applications and trademark registrations for our patents and trademarks. We may not be successful in obtaining these patents and trademarks, and we may be unable to obtain additional patent and trademark protection in the future. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. It is possible that, despite our efforts, competitors or others will create and use products in violation of our patents and/or adopt service names similar to our service names or otherwise misappropriate our intellectual property. Such patent infringement or misappropriation could have a material adverse effect on our business. Any unauthorized production of our SDC-based products, whether in the U.S. or overseas, would or could reduce our own sales of SDC-based products, thereby reducing, perhaps significantly, our actual or potential profits. Adopting similar names and trademarks by competitors could lead to customer confusion. Any claims or customer confusion related to our trademarks could negatively affect our business.

Litigation may be necessary to enforce our intellectual property rights and protect our trade secrets. If third parties prepare and file applications in the U.S. or other countries that claim trademarks used or registered by us, we may oppose those applications and may be required to participate in proceedings before the regulatory agencies who determine priority of rights to such trademarks. Any litigation or adverse priority proceeding could result in substantial costs and diversion of resources, and could seriously harm our business and operating results. If we are found to have violated the trademark, trade secret, copyright, patent or other intellectual property rights of others, such a finding could result in the need to cease use of a trademark, trade secret, copyrighted work or patented invention in our business and the obligation to pay a substantial amount for past infringement. It could also be necessary for us to pay a substantial amount in the future if the rights holders are willing to permit us to continue to use the intellectual property rights. Either having to cease use or pay such amounts could make us much less competitive and could have a material adverse impact on our business, operating results and financial condition.

To the extent that we operate internationally, the laws of foreign countries may not protect our proprietary rights to the extent as do the laws of the U.S. Many countries have a “first-to-file” trademark registration system. As a result, we may be prevented from registering or using our trademarks in certain countries if third parties have previously filed applications to register or have registered the same or similar trademarks. Our means of protecting our proprietary rights may not be adequate, and our competitors could independently develop similar technology.

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

Maintaining compliance with our obligations as a public company may strain our resources and distract management, and if we do not remain compliant our stock price may be adversely affected

Our common stock is registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). It is therefore subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law. The Sarbanes-Oxley Act relates to us and adds to our obligations for regulatory reporting, accounting, corporate governance, internal controls and business practices. The SEC continues to issue new and proposed rules implementing various provisions of the Sarbanes-Oxley Act, and meeting these rules will substantially increase the cost to us of being a public company, including substantial costs during the fiscal year ending July 31, 2009 and in future years. This additional cost will reduce our future profits or increase our future losses, and a greater proportion of management time and effort will be needed to meet our regulatory obligations than before.

We are required to evaluate our internal controls systems in order to allow management to report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act. Based on the market capitalization of our common stock at January, 31 2008, we met the defined requirements for becoming an accelerated filer, which require us to attest to, and have our Independent Registered Public Accounting Firm attest to, our internal controls under Section 404 of the Sarbanes-Oxley Act. We are also, commencing with this report on Form 10-K, required to file our annual and quarterly reports with the Commission on an accelerated basis. Recent SEC pronouncements suggest that in the next several years we may be required to report our financial results using new International Financial Reporting Standards, replacing U.S. GAAP, which would require us to make significant investments in training, hiring, consulting and information technology. All of these and other reporting requirements and heightened corporate governance obligations that we will face or are already facing will further increase the cost to us, perhaps substantially, of remaining compliant with our obligations under the Exchange Act and the Sarbanes-Oxley Act. In order to meet these incremental obligations, we will need to invest in our corporate and accounting infrastructure and systems, and acquire additional services from third party advisors. As a result of these requirements and investments, we will incur significant additional expenses and will suffer a significant diversion of management’s time. There is no guarantee that we will be able to continue to meet these obligations in a timely manner, and we could therefore be subject to sanctions or investigation by regulatory authorities such as the Commission, the Public Company Accounting Oversight Board, or the NASDAQ Capital Market. Any such actions could adversely affect our financial results and the market price of our common stock, perhaps significantly.

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

We are dependent on our management team, and the loss of any key member of this team may prevent us from achieving our business plan in a timely manner

Our success depends largely upon the continued services of our executive officers and other key personnel. In particular, we rely on Michael L. Krall, our President and Chief Executive Officer. Our executive officers and key personnel could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on our employees, other than Mr. Krall, and the policy we have on Mr. Krall would likely not provide a benefit sufficient to offset the financial losses resulting from the loss of Mr. Krall’s future services. The loss of one or more of our key employees could seriously harm our business, results of operations and financial condition. We cannot assure you that in such an event we would be able to recruit personnel to replace these individuals in a timely manner, or at all, on acceptable terms.

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

Anti-takeover provisions under our charter documents and California law could delay or prevent a change of control and could also limit the market price of our stock

Certain provisions of our charter and by-laws may delay or frustrate the removal of incumbent directors and may prevent or delay a merger, tender offer or proxy contest involving us that is not approved by our Board of Directors (the “Board”), even if such events may be beneficial to the interests of shareholders. For example, our Board, without shareholder approval, has the authority and power to issue all authorized and unissued shares of common stock and preferred stock which have not otherwise been reserved for issuance on such terms as the Board determines. The Board could also issue 5,000,000 shares of preferred stock and such preferred stock could have voting or conversion rights which could adversely affect the voting power of the holders of our common stock. In addition, California law contains provisions that have the effect of making it more difficult for others to gain control of us.

Our management and our Board of Directors has significant influence over our direction and policies, and may be able to delay or prevent a change of control of our Company, which could adversely affect our stock price

As of October 13, 2008, Michael L. Krall, our President and Chief Executive Officer, beneficially owned, including exercisable options, approximately 7% of our common stock. As of the same date, our directors and officers as a group beneficially owned, including exercisable options and warrants, approximately 21% of our common stock. As a result, our management, and Mr. Krall in particular, are in a position to significantly influence our direction and policies, the election of our Board and the outcome of any other matters requiring shareholder approval. This concentration of ownership may harm the market price of our common stock by, among other things:

•	delaying, deferring, or preventing a change in control of our Company;
•	impeding a merger, consolidation, takeover, or other business combination involving our Company; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company.

The price of our common stock may be volatile, which may limit our ability to raise capital in the future or cause investment losses for our shareholders

Since our initial public offering in August 1996, the price and trading volume of our common stock have been highly volatile. The price has ranged from below $1 per share to over $8 per share, and the monthly trading volume has varied from under 200,000 shares to over 7.8 million shares. During the twelve months prior to October 13, 2008, the closing price of our common stock on any given day has ranged from $2.46 to $8.50 per share, and the monthly trading volume has varied from approximately 1.2 million shares to approximately 7.9 million shares. In the future, the market price of our common stock may be volatile and could fluctuate substantially due to many factors, including:

•	actual or anticipated fluctuations in our results of operations;
•	the introduction of new products or services, or product or service enhancements by us or our competitors;
•	developments with respect to our or our competitors' intellectual property rights;
•	announcements of significant acquisitions or other agreements by us or our competitors;
•	our sale of common stock or other securities in the future;
•	sales of common stock by our insiders (management and directors);
•	the trading volume of our common stock;
•	conditions and trends in our industry;
•	changes in our pricing policies or the pricing policies of our competitors;
•	changes in the estimation of the future size and growth of our markets; and
•	general economic conditions.

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

We may not be able to maintain our NASDAQ listing

In April 2008, we obtained a listing for our common stock on the NASDAQ Capital Market. In order to maintain our listing, we will need to continue to meet certain minimum listing standards that include, or may include, our shareholders’ equity, the market value of our listed or publicly held securities, the number of publicly held shares, our net income, a minimum bid price for our common stock, the number of shareholders, the number of market makers, and certain of our corporate governance policies. If we fail to maintain the standards required now or in future by the NASDAQ Capital Market, our common stock could be delisted from the NASDAQ Capital Market. Such delisting could cause our stock to be classified as “penny stock”, which could significantly impact your ability to sell your shares.

If outstanding options and warrants to purchase shares of our common stock are exercised, or if other remaining authorized shares of our common stock are issued, the interests of our shareholders could be diluted

We have approximately 8,244,300 shares of common stock reserved for issuance, which includes shares under equity compensation plans, vested and unvested options, and warrants. These shares have a weighted-average exercise price of approximately $2.06. In addition, approximately 12,103,300 authorized shares of our common stock remain available for future issuance under equity compensation plans or otherwise. The exercise of options and warrants, and the sale of shares underlying such options or warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under our stock option plans, and options and warrants yet to be granted or issued.

We may not be able to utilize all of, or any of, our tax net operating loss carry-forwards and our future after-tax earnings, if any, could be reduced

At July 31, 2008, we had federal and California tax net operating loss carry-forwards of approximately $40,350,300 and $30,753,800 respectively. The difference between federal and California tax loss carry-forwards is primarily due to limitations on California loss carry-forwards.

Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code as well as similar state provisions. These ownership changes may limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since the Company’s formation, we have raised capital through the issuance of capital stock on several occasions (both before and after our initial public offering in 1996) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition. While the company does not believe it has experienced an ownership change, the pertinent tax rules related thereto are complex and subject to varying interpretations, and thus complete assurance cannot be provided that the taxing authorities would not take an alternative position.

In addition, our federal tax loss carry-forwards will begin expiring in the year ending July 31, 2017 unless previously utilized, and will completely expire in the year ending July 31, 2028. The California tax loss carry-forwards will begin to expire in the year ended July 31, 2013 and will completely expire in the year ending July 31, 2018. If we are unable to earn sufficient profits to utilize the carry-forwards by these dates, they will no longer be available to offset profits.

We may never pay dividends

We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. The future payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors, which our Board may consider relevant.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our business operates in a 14,879 square foot facility located in a light industrial/office park in El Cajon, California. This location houses all administrative, manufacturing and warehousing functions. In January 2007, we commenced a new sixty month operating lease for the facility.

During the year ending July 31, 2007, we made significant improvements to the manufacturing areas to expand our manufacturing capacity and warehousing operations, and in April 2008 we added 1,812 square feet of adjacent space that we are using for additional warehousing operations.

ITEM 3.   LEGAL PROCEEDINGS

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders in the fourth quarter of the year ended July 31, 2008.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since April 2, 2008, our common stock has been traded on the NASDAQ Capital Market under the symbol “PURE.” Prior to April 2, 2008, our common stock was traded on the Over the Counter Bulletin Board under the symbol “PURE.OB.” The following table sets forth high and low bid prices for each fiscal quarter, for the last two fiscal years, as reported on Yahoo! Finance. Such quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

Fiscal Year 2008			Fiscal Year 2007
Quarter Ended	High	Low	Quarter Ended	High	Low
July 31, 2008	$5.52	$3.78	July 31, 2007	$3.85	$2.30
April 30, 2008	$6.40	$2.58	April 30, 2007	$2.49	$1.65
January 31, 2008	$8.72	$4.60	January 31, 2007	$2.80	$1.66
October 31, 2007	$8.59	$2.72	October 31, 2006	$2.27	$1.26

Price Performance Graph

Set forth below is a graph comparing the total return on an indexed basis of a $100 investment in our common stock, against comparable indices. Due to the nature of our business, we do not believe that a comparable peer group of publicly-traded platform technology companies exists; hence, we compared the return on investment in our stock to the NASDAQ Composite Index and the S&P 500 Index. The measurement points utilized in the graph consist of the closing data on the last trading day in each of our fiscal years. The stock performance presented below is not intended to and may not be indicative of future stock performance.

PURE Bioscience Stock Performance Chart
Value of $100 invested on July 31, 2003
$800
$700
$600
$500
$400
$300
$200
$100
$-
7/31/2003
7/31/2004
7/31/2005
7/31/2006
7/31/2007
7/31/2008
PURE Bioscience
NASDAQ Composite Index
S&P 500 Index
PURE Bioscience
NASDAQ Composite Index
S&P 500 Index

Security Holders

As of October 13, 2008, we had approximately 183 holders of record of our common stock. This does not include beneficial owners holding common stock in street name. The closing price per share on October 13, 2008 was $2.78.

Dividend Policy

We have never paid common stock cash dividends and have no current plans to do so. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board and will depend upon our results of operation, financial condition and other factors as the Board, in its discretion, deems relevant.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,112,022	$1.29	6,169,611

Equity compensation plans not approved by security holders	3,806,251	$2.76	1,603,000

Total	7,918,273	$2.00	7,772,611

The following equity compensation plans have not been approved by security holders:

1.	2001 ETIH2O Stock Option Plan: Adopted by the Board in January 2001, there are 1,000,000 shares authorized under this Plan. The options have a five-year term with vesting ratably over a five-year period. Executive officers and directors are not eligible participants under this plan.

2.	2001 Consultants and Advisors Stock Option Plan: Adopted by the Board in January 2001, there are 500,000 shares authorized under this Plan. The options have a five-year term with vesting ratably over a five-year period. Executive officers and directors are not eligible participants under this plan.

3.	2004 Consultants and Advisors Stock Option Plan: Adopted by the Board in April 2004, there are 2,000,000 shares authorized under this plan. The options have a five-year term with vesting ratably over a five-year period. Executive officers and directors are not eligible participants under this plan.

ITEM 6.   SELECTED FINANCIAL DATA

The following selected consolidated financial information has been taken or derived from our audited consolidated financial statements. The information set forth below is not necessarily indicative of our results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K. See “Item 8. Consolidated Financial Statements and Supplementary Data.”

	Years Ended July 31,
	2008		2007		2006	2005	2004
Consolidated Statements of Operations Data:
Revenue	$1,487,464		$336,392		$200,432	$155,806	$263,499
Loss from continuing operations	$(6,540,319	)(1)	$(4,654,877	)(1)	$(3,812,916)	$(3,011,818)	$(2,820,863)
Income / (loss) from discontinued operations	$—		$—		$—	$1,530,060 (2)	$294,888
Net loss after taxes	$(6,540,319	)(1)	$(4,654,877	)(1)	$(3,682,926)	$(317,070)	$(2,307,663)
Net loss per common share, basic and diluted	$(0.24)		$(0.19)		$(0.18)	$(0.02)	$(0.17)

Shares used in computing basic and diluted
net loss per common share	27,553,215		24,432,905		20,056,721	16,897,118	18,836,574

Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$6,632,288		$1,443,712		$4,720,362	$405,888	$17,366
Total assets	$10,940,838		$4,862,039		$7,965,274	$3,314,037	$5,482,048
Long-term obligations	$15,798		$—		$—	$—	$—
Accumulated deficit	$(31,432,858)		$(24,892,539)		$(20,237,662)	$(16,554,736)	$(16,237,666)
Total stockholders' equity	$9,943,574		$4,359,658		$7,553,386	$2,960,736	$2,434,367

(1)	Loss from continued operations for the years ended July 31, 2008 and 2007 includes approximately $2,119,000 and $1,371,900, respectively, of stock-based compensation expense pursuant to the provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payment,” which we adopted on August 1, 2006.

(2)	In May 2005, we sold the assets of our Water Treatment Division to Maryland-based Innovative Medical Services, LLC for $2,375,000. The Water Treatment Division was reported as a discontinued operation in the year ended July 31, 2004 and in the year ended July 31, 2005 during the period prior to its sale.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of this Annual Report on Form 10-K to conform such statements to actual results or to changes in our expectations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Annual Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in Item 1A of Part I of this Annual Report under the Caption “Risk Factors”.

Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to: our limited operating history; our history of losses; our future capital needs; the rapidly changing technologies and market demands; the failure of our products to achieve broad acceptance; our failure to successfully compete; our dependence on a single product; our failure to comply with government regulation; the loss of a key member of our management team; our failure to protect our intellectual property; our exposure to intellectual property and product liability claims; changes in government policies and other risks identified in this Annual Report on Form 10-K.

The financial statements presented herein, and discussed below, have been prepared in accordance with U.S. Generally Accepted Accounting Principles.

Overview
We began as a provider of pharmaceutical water purification products for the pharmacy market. Our historical revenues were primarily derived from the Water Treatment business prior to its sale in May 2005; however, our business is now focused on investing in broader markets with novel, proprietary bioscience products based upon our flagship bioscience technology, silver dihydrogen citrate (“SDC”). SDC is an electrolytically generated source of stabilized ionic silver that can serve as the basis for a broad range of products in diverse markets. SDC liquid is colorless, odorless, tasteless, non-caustic and formulates well with other compounds. As a platform technology, our SDC-based antimicrobial is distinguished from competitors in the marketplace because of its efficacy and low toxicity. We are producing, and plan to expand the production of, pre-formulated, ready-to-use products for private label distribution, as well as varying strengths of SDC concentrate as an additive or raw material for inclusion in other companies’ products, including as an active pharmaceutical ingredient. In addition to SDC, we have obtained patent protection for ionic silver-based molecular entities that utilize 14 organic acids other than citric acid.

We are at an early stage in the development and marketing of our bioscience technologies in highly competitive markets, and we anticipate that market acceptance of our novel technology may be a long term achievement. Even when our antimicrobial products have been approved by regulatory authorities and are available for commercial sale, there is often an extended period of time in which potential users formulate and test them before committing to significant purchases. Each formulation of our products requires regulatory approval for each respective jurisdiction in which it is sold, and in addition to competitive challenges, we believe that the investment necessary for us to research, test and obtain regulatory approvals for our antimicrobial products will continue to be significant. However, we believe we are in a position to accelerate additional regulatory approvals and negotiate distribution, development and marketing agreements for the inclusion of our SDC and related technology into multiple global products.

We are seeking marketing and development partners in markets that we believe have broad potential for our new, proprietary bioscience products based initially upon our patented silver ion antimicrobial technologies. We are developing technology-based bioscience products, including our SDC-based antimicrobials, which we believe have the potential to provide best in class, non-toxic solutions to numerous global health challenges and represent innovative advances in diverse markets. We believe that our technologies are positioned to contribute significantly to today’s global trend toward industrial and consumer use of “green” products, while providing competitive advantages in efficacy and safety.

Sources of Revenue
Our principal sources of revenue are comprised of sales of SDC concentrate as well as both bulk and individually bottled SDC-based hard surface disinfectant. SDC concentrate is sold to distributors that either resell the concentrate as an active ingredient or preservative in other companies’ products, or blend the product into hard surface disinfectant products for sale to retail, commercial and institutional customers. SDC-based hard surface disinfectant is sold in bulk and as individually bottled products to distributors that in turn sell the product to retail, commercial and institutional customers. In addition to sales of SDC concentrate and finished goods, we anticipate generating additional revenues from licensing and royalty arrangements in future periods.

Cost of Revenues and Operating Expenses
Costs of Revenue.   Costs of revenue includes materials consumed, manufacturing overheads, shipping costs, salaries, benefits and related expenses of operations. Gross profit represents net revenue less the costs of revenue. Gross profit percentage is highly dependent on contract agreements, royalty receipts and overhead allocations. We do not believe that historical gross profit margins are a reliable indicator of future gross profit margins.

Selling and Marketing.   Selling and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales, public relations and advertising, along with promotional and trade show costs and travel expenses. Sales and marketing expenses also include share-based compensation allocable to personnel performing services related to sales and marketing.

General and Administrative.   General and administrative expenses include salaries and related expenses for personnel engaged in finance, human resources, insurance, information technology, administrative activities and legal and accounting fees. General and administrative expenses also include share-based compensation allocable to personnel performing general and administrative services.

Research and Development.   Research and development costs include in-house costs, patent amortization, outside legal costs for maintaining issued patents, and product registration expenditures, We do not currently expect our research and development expense to grow significantly in future periods, however if opportunities arise, particularly in the development and testing of new formulations, we will evaluate the need for additional research expenditures based on potential market sizes and our estimation of the likelihood of our technology achieving successful results.

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to percentage-of-completion, bad debts, inventories, investments, income taxes, commitments, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting estimates below to be both those most important to the portrayal of our results of operations and financial condition and those that require the most subjective judgment.

        Accounting for Long-Lived Assets / Intangible Assets
We assess the impairment of long-lived assets, consisting of property, plant, equipment and finite-lived intangible assets, whenever events or circumstances indicate that the carrying value may not be recoverable. Examples of such events or circumstances include:

•	An asset’s ability to continue to generate income from operations and positive cash flow in future periods;
•	Loss of legal ownership or title to an asset;
•	Significant changes in our strategic business objectives and utilization of the asset(s); and
•	The impact of significant negative industry or economic trends.

Recoverability of assets to be held and used in operations is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the assets. The factors used to evaluate the future net cash flows, while reasonable, requires a high degree of judgment and the results could vary if the actual results are materially different than the forecasts. In addition, we base useful lives and amortization or depreciation expense on our subjective estimate of the period that the assets will generate revenue or otherwise be used by us. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. As an example, in July 2008 we suspended the development and marketing efforts for our Triglycylboride boric acid-based pesticides in order to focus on the development of our SDC and related technologies. We concurrently wrote down the net unamortized balance of the capitalized patents associated with the Triglycylboride technology, which amounted to $109,286, and recorded an impairment charge of $109,286 within operating expense within the consolidated statements of operations for Fiscal 2008.

We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

        Accounting for Stock-Based Compensation
We adopted the fair value provisions of SFAS 123(R) on August 1, 2006. Stock-based compensation expense for all stock-based compensation awards granted after August 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Specifically, we estimate the weighted-average fair value of options granted using the Black-Scholes Option Pricing Model based on evaluation assumptions regarding expected volatility, dividend yield, risk-free interest rates, the expected term of the option and the expected forfeiture rate. Each of these assumptions, while reasonable, requires a certain degree of judgment and the fair value estimates could vary if the actual results are materially different than those initially applied. Prior to the adoption of SFAS 123(R), we were not required to record compensation cost in the consolidated financial statements for stock options issued to employees or directors.

Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except Statement No. 123R and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007 (our fiscal year ending July 31, 2009). We are continuing to evaluate the adoption of SFAS No. 157, however we do not currently expect the statement to have a material impact on our consolidated financial statements or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective, however the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Under SFAS No. 159, we would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007 (our fiscal year ending July 31, 2009). We are continuing to evaluate the impact of SFAS No. 159, however as our financial instruments are made up primarily of U.S. Treasury Bills, Money Market Funds and FDIC-insured bank accounts, we do not currently expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED JULY 31, 2008 (“FISCAL 2008”) VERSUS YEAR ENDED JULY 31, 2007
(“FISCAL 2007”)

Revenue

For Fiscal 2008, revenues of $1,487,500 increased by $1,151,100 compared with Fiscal 2007. The increase is primarily due to sales made to new customers with whom we have entered into development and distribution agreements during Fiscal 2008. 40% of sales for Fiscal 2008 were made to one strategic partner that is pursuing regulatory approvals and developing markets for our products. 84% of our sales for the year were made to the largest four such partners. 67% of sales for Fiscal 2008 were made to international customers and 33% were made to U.S. domestic customers, compared with 24% made to international customers and 76% made to U.S. domestic customers during Fiscal 2007.

Gross Margin

Gross profit for Fiscal 2008 was $1,023,900, compared with $115,300 in the prior fiscal year. The gross margin percentage improved from 34% in the prior fiscal year to 69% for Fiscal 2008, due primarily to product mix. During Fiscal 2008, a higher proportion of revenues were from bulk SDC concentrate than in the prior fiscal year, when finished packaged products contributed a higher proportion of sales. We sell concentrated and bulk products at higher gross margins than our finished packaged products.

Operating Costs and Selling Expense

Operating costs increased by $2,748,100, from $4,956,100 in Fiscal 2007, to $7,704,200 for the Fiscal 2008. Within these aggregate operating costs, selling expenses, which are primarily made up of our business development consultants and employees and their associated expenses declined by $93,500, to $805,600 in Fiscal 2008 compared with the Fiscal 2007. The decline in selling expense in Fiscal 2008 is primarily due to a $79,000 decrease in stock option expense, the majority of which is for grants made to third party consultants and advisors.

General and Administrative Expense

General and administrative expenses increased by $2,306,700, to $5,143,000 in Fiscal 2008, compared with Fiscal 2007. Stock option expense within general and administrative expense increased by approximately $830,000 for Fiscal 2008, compared with the prior year. In April 2008, we granted options to purchase 275,000 shares of our common stock, which vested on their date of grant, to directors and officers of the Company at an exercise price of $5.70, valued at approximately $906,000. We also granted 30,000 shares of common stock to each of three directors of the Company, the aggregate of 90,000 shares being valued at $463,500. $1,123,000 of the expense for these option and stock grants was booked to general and administrative expense during Fiscal 2008. During Fiscal 2008, we also issued 100,000 fully vested options to purchase our common stock to a new director, for which we recorded $351,000 of general and administrative expense, and we also issued 12,500 shares of our common stock with a fair value of $44,000 and paid an additional $30,000, for a legal settlement. During Fiscal 2007, we incurred non-cash expense of $793,900 for stock options granted to officers and directors during the year, based on their Black-Scholes valuation at the grant date, including a grant made to a new director and stock awarded to directors based on the market price of the common stock at the award date. (See Note 9 to the consolidated financial statements for a discussion of stock based compensation expense for Fiscal 2008 and Fiscal 2007).

General and administrative payroll and payroll-related expense increased by approximately $277,000 year over year due to new hires and salary increases, accounting fees increased by approximately $190,000, and costs for Fiscal 2008 also included $81,000 in fees related to the April listing of our common stock on the NASDAQ Capital Market. Legal fees charged to general and administrative expense, primarily related to the development of contracts and the protection of our intellectual property, increased by $422,000 for Fiscal 2008 compared with the prior year. Additionally, Sarbanes-Oxley compliance costs, travel expenses, depreciation, and health insurance costs all increased in Fiscal 2008 compared with Fiscal 2007.

Research and Development Expenses

Research and development costs increased in Fiscal 2008 by $425,600, to $1,646,400, compared with the prior fiscal year. Expense for Fiscal 2008 included $148,000 of non-cash stock option expense for grants made to officers during the period. There were no such grants made to officers during the prior fiscal year. Additionally, during Fiscal 2008, we incurred $105,000 of expense for patent related legal services provided in prior years. Research and development payroll and payroll-related expense increased by $199,000 year over year due to new hires and salary increases, and third party testing costs for Fiscal 2008 increased by $141,000 over the prior year. These expense increases were partially offset by a decline of $186,000 in consulting fees paid to outside advisors, including $65,000 of non-cash expense in Fiscal 2007 for the issuance of 30,000 shares of our common stock.

Other operating expenses

In July 2008 we suspended the development and marketing efforts for our Triglycylboride boric acid-based pesticides in order to focus on the development of our SDC and related technologies. We concurrently wrote down the net unamortized balance of the capitalized patents associated with the Triglycylboride technology, which amounted to $109,300, and recorded an impairment charge of $109,300 within operating costs on the consolidated statements of operations for Fiscal 2008.

Our loss from operations before taxes increased by $1,839,600, from a loss of $4,840,800 for Fiscal 2007 to a loss of $6,680,400 for Fiscal 2008.

Other Income

Other income declined by $45,900 for Fiscal 2008 compared with the prior fiscal year. Gains on the sale of U.S. Treasury Bills were almost entirely offset by decreased interest income from lower average cash balances and lower interest rates.

Income Taxes

Income tax expense for Fiscal 2008 and 2007 was $2,400, the minimum franchise tax we pay to the State of California regardless of income or loss. All other federal or state tax liabilities were offset by current period losses or available federal and California net operating loss carry-forwards.

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

FIN 48 became effective for us on August 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated results of operations and financial position as we had no unrecognized tax benefits that, if recognized, would affect our effective income tax rate in future periods. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense, however we had no accrued interest or penalties at either August 1, 2007 or July 31, 2008.

At July 31, 2008, we had federal and California tax net operating loss carry-forwards of approximately $40,350,300 and $30,753,800, respectively. The difference between federal and California tax loss carry-forwards is primarily due to limitations on California loss carry-forwards. Realization of our deferred tax assets, which relate to operating loss carry-forwards and timing differences, is dependent on future earnings. The timing and amount of future earnings are uncertain and therefore we establish a 100% valuation allowance.

Net Income (Loss)

Our net loss after taxes increased by $1,885,400, from a net loss of $4,654,900 for Fiscal 2007 to a net loss of $6,540,300 for Fiscal 2008.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JULY 31, 2007 (“FISCAL 2007”) VERSUS YEAR ENDED JULY 31, 2006
(“FISCAL 2006”)

Effective May 25, 2005, we sold the assets of the Water Treatment Division to Maryland-based Innovative Medical Services, LLC (“IMS LLC”) for $2,375,000. During Fiscal 2006 we received $200,000 plus interest on a promissory note, and reimbursement of $132,500 from IMS LLC for working capital we had provided subsequent to the sale. During Fiscal 2006, we also determined the actual income tax liability on the operation and sale of the Water Treatment Division for Fiscal 2005 to be $129,990 less than had been estimated at the prior year’s balance sheet date, and therefore recorded an adjustment of this amount for Fiscal 2006 on the face of the Statement of Operations as an additional income tax provision within continuing operations, with a corresponding and offsetting income tax benefit to discontinued operations. There were no further financial transactions associated with the sale of the assets of the Water Treatment Division during Fiscal 2006 or 2007.

Revenues

For Fiscal 2007 revenues of $336,400 increased by $136,000, or 68%, compared with Fiscal 2006.

Gross Margin

Gross profit for Fiscal 2007 was $115,300, compared with $94,700 in the same period of the prior fiscal year. The gross margin percentage declined from 47% in Fiscal 2006 to 34% in Fiscal 2007, due primarily to product and customer mix. During Fiscal 2007, a higher proportion of revenues were from finished packaged products and blending systems than in the prior fiscal year, when bulk concentrate contributed a higher proportion of sales at higher margins.

Operating Costs and Selling Expense

Operating costs increased by 30%, from $3,807,400 in Fiscal 2006, to $4,956,100 in Fiscal 2007. Within these aggregate operating costs, selling expenses increased by $329,000, to $899,100 in Fiscal 2007 compared with the prior fiscal year. The increase in selling expenses was primarily due to fees and stock option expense, and other costs associated with the introduction of SDC products to new partners.

General and Administrative Expense

General and administrative expenses increased by $792,900, to $2,836,200 in Fiscal 2007, compared with Fiscal 2006. During Fiscal 2007 we incurred non-cash expense of $793,900 for stock options granted to officers and directors during the year, based on their Black-Scholes valuation at the grant date, including a grant made to a new director and stock awarded to directors based on the market price of the common stock at the award date. No expense was recorded in the Statement of Operations for awards made to officers and directors in Fiscal 2006. In addition, increases in third party expenses for legal services, insurance and accounting in Fiscal 2007 were offset by stock option and other expenses in Fiscal 2006 for investor relations and investment consulting services incurred in advance of our March 2006 private placement. In addition to the stock option and common stock awards made to officers and directors, we recognized stock option non-cash expense in general and administrative expenses for awards to consultants for Fiscal 2007 of $127,000.

Research and Development Expense

Research and development costs, including in-house costs, patent amortization, outside legal costs for maintaining approved patents, and product registration expenditures increased for Fiscal 2007 by 2% to $1,220,800, compared with the prior fiscal year. During Fiscal 2007, $25,300 of the costs charged to R&D related to manufacturing and R&D facility overheads incurred during periods in which we were designing and implementing new manufacturing and bottling processes.

Our loss from operations before taxes increased by $1,128,200, from a loss of $3,712,600 for Fiscal 2006 to a loss of $4,840,800 for Fiscal 2007.

Other Income

Other income was $156,300 greater for Fiscal 2007 than in the prior year, of which $64,700 was driven by increased interest income from greater average cash balances. Additionally, income from legal settlements was partially offset by capital asset write-downs associated with discontinued software development projects and our facility reconstruction.

Income Taxes

The total income tax provision for each of Fiscal 2007 and 2006 was $2,400, the minimum franchise tax paid to the State of California regardless of income or loss. Additionally, for Fiscal 2006 we recorded a $129,990 tax provision on the face of the Statement of Operations within continuing operations, with a corresponding and offsetting income tax benefit to discontinued operations, related to the sale of the Water Treatment Division. All other tax liabilities for the two years presented were offset by current period losses or available federal and California net operating loss carry-forwards. At July 31, 2007, we had federal and California tax net operating loss carry-forwards of approximately $23,509,700 and $13,915,600 respectively. At July 31, 2006, we had federal and California tax net operating loss carry-forwards of approximately $18,855,300 and $8,758,700 respectively. Realization of our deferred tax assets, which relate to operating loss carry-forwards and timing differences, is dependent on future earnings. The timing and amount of future earnings are uncertain and therefore we establish a valuation allowance.

Our net loss after taxes increased by $972,000, from a net loss of $3,682,900 for Fiscal 2006 to a net loss of $4,654,900 for Fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal 2008 vs. Fiscal 2007

From inception through the present, we have financed our operations primarily through sales of our equity securities, through lines of credit and the issuance of debentures, and in May 2005 by the sale of our Water Treatment Division. At July 31, 2008, we had cash, cash equivalents and short-term investments of $6,632,300, an increase of $5,188,600 from July 31, 2007, and no long-term debt. The increase in cash, cash equivalents and short-term investments for Fiscal 2008 primarily relates to $7,741,000 raised in a private placement of common stock (as described below) and $2,254,000 in cash received from the exercise of stock options and warrants, partially offset by $4,404,600 of cash used in operations for the year.

In October 2007, we completed a private placement in which we sold 1,677,596 unregistered securities units to accredited investors, at $5.03 per unit (the “2007 Private Placement”). Each unit consisted of one share of our common stock and one quarter of a five-year warrant to purchase our common stock at a price of $7.17 per share. A total of 419,394 of such five-year warrants were issued to the investors and the fair value of the warrants, based on their fair value relative to the common stock issued, was $1,143,676. Additionally, Taglich Brothers, Inc. acted as placement agent in the 2007 Private Placement and received a cash fee of $675,065 and a five-year warrant to purchase 167,759 shares of our common stock at $8.60 per share. The fair value of the 167,759 placement agent warrants, based on their fair value relative to the common stock issued, was $441,970. Other cash fees paid to third parties, for legal and other fees associated with the 2007 Private Placement, were $22,277. The gross proceeds of the 2007 Private Placement were $8,438,308 and the net proceeds to us, after fees and expenses, were $7,741,000.

We received $2,253,963 from the exercise of stock options and warrants during Fiscal 2008.

Total current assets at July 31, 2008 were $7,889,600, an increase of $6,195,500 from July 31, 2007. In addition to the $5,188,600 increase in cash, cash equivalents and short-term investments, accounts receivable at July 31, 2008 increased by $827,200 from July 31, 2007, inventory increased by $127,100 and prepaid expenses increased by $52,600. The increase in accounts receivable relates primarily to sales made in July 2008 to two new customers who are developing markets for us in Latin America. The increase in inventory is primarily due to the purchase of raw materials for our concentrate manufacturing and our bottling processes. The increase in prepaid expenses is primarily due to the payment in December 2007 of our insurance policies for the succeeding year. In Fiscal 2007 we financed the insurance policies and paid the premiums, and interest, each month.

The $4,404,600 of cash used in operations for Fiscal 2008 was $1,732,600 greater than the $2,672,000 of cash used in operations for Fiscal 2007. The increase in operating cash expenditures is primarily as a result of increased general and administrative expenses including payroll, accounting fees, legal fees, patent related research and development expenditures, and investments in new manufacturing staff and inventory to support new partners and anticipated product needs.

During Fiscal 2008, cash used in investing activities was $4,306,200. Of this amount, a net amount (cash purchases less cash sales) of $3,881,200 was invested in short-term investments, $125,100 was invested in patents, and $299,900 was invested in property, plant and equipment. The capitalized value of our patents at July 31, 2008 declined by $160,000 from July 31, 2007, to $2,016,400. In addition to an impairment charge of $109,300 related to our Triglycylboride technology, there was an excess of patent amortization over capitalization during the year of $13,800. Total property, plant and equipment at July 31, 2008 of $1,034,800 increased by $66,100 from July 31, 2007, as our investments exceeded asset depreciation. During Fiscal 2008, we invested $149,000 in software and consulting services related to the April 2008 implementation of a new Enterprise Resource Planning (ERP) System.

At July 31, 2008 we had current liabilities of $981,500, an increase of $479,100 from July 31, 2007. In addition to an increase of $222,300 in accounts payable and accrued liabilities during Fiscal 2008, we recorded $250,000 of deferred revenue related to a non-refundable fee received subject to an agreement whereby we have allowed a third party a limited time period to exclusively evaluate our SDC technology.

Fiscal 2007 versus Fiscal 2006

At July 31, 2007, we had cash, cash equivalents and short-term investments of $1,443,700, a decline of $3,276,700 from July 31, 2006.

During Fiscal 2007, cash used in operating activities was $2,672,000, compared with $2,436,400 during Fiscal 2006. Included in the net cash outflows for Fiscal 2006 was the receipt of $332,500 related to the May 2005 sale of our Water Treatment Division.

During Fiscal 2007, cash used in investing activities was $1,787,900, compared with $381,900 used in investing activities during Fiscal 2006. A net amount of $708,100 of the cash used in investing activities during Fiscal 2007 was for the acquisition of short-term investments. We also invested $204,200 in capitalized patents, spent $567,100 to redevelop the manufacturing and office areas of our El Cajon facility, invested approximately $165,000 in additional manufacturing assets that included an automated bottling and labeling line, and purchased a company vehicle for $55,900. During Fiscal 2007 we also significantly expanded our SDC manufacturing capability and installed SDC concentrate, blending and packaging equipment.

In Fiscal 2006, net cash provided by financing activities was $7,132,800, which consisted of $6,766,600 from the sale of 4,992,208 shares of common stock in private placements and $366,200 from the exercise of 554,333 shares of common stock underlying options and warrants; whereas during fiscal 2007 cash flows from financing activities were $475,200, primarily from option exercises.

We expect to continue to invest in our manufacturing processes, to improve efficiency and to ensure that we are able to meet anticipated demand. Additionally, during the next twelve months we anticipate making significant investments in regulatory applications for new products or additional claims, in our corporate and business development infrastructure, and in programs required for us to maintain our compliance with securities laws as well as the listing standards of the NASDAQ Capital Market, among other investments. However, we believe that our existing cash resources are sufficient to meet our anticipated needs during the next twelve months.

OFF BALANCE SHEET ARRANGEMENTS
We do not have any off balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	—	—	—	—	—

Capital Lease Obligations	—	—	—	—	—

Operating Lease Obligations	$613,700	$171,500	$363,700	$78,500	—

Purchase Obligations	—	—	—	—	—

Other Long-Term Liabilities Reflected on the
Registrant's Balance Sheet under GAAP	—	—	—	—	—

Total	$613,700	$171,500	$363,700	$78,500	—

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk is related to our investment portfolio, which consists largely of debt instruments and other securities of high quality corporate issuers and the U.S. government and its agencies. From time to time our investments may be exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting only of diversified institutional money market mutual funds investing in A-1 (S&P), Prime-1 (Moody’s) or F1 (Fitch) short-term corporate debt obligations; U.S. Treasury Securities, or U.S. Government obligations issued by or backed by a federal agency of the U.S. Government. We do not enter into investments for trading or speculative purposes, and our cash is deposited in and invested through highly rated financial institutions in the U.S. We do not and have never invested in auction rate securities. While our available for sale securities are subject to interest rate risk and would fall in value if market interest rates increased, we estimate that the fair value of our investment portfolio would not decline by a material amount in the event of an increase in market interest rates. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates. We therefore would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

We have operated mainly in the U.S., and the majority of our sales since inception have been made in U.S. dollars. Further, all of our sales to international markets have been to independent parties in transactions conducted in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
PURE Bioscience

We have audited the accompanying consolidated balance sheets of PURE Bioscience as of July 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PURE Bioscience as of July 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of PURE Bioscience’s internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 14, 2008 expressed an unqualified opinion thereon.

/s/ Mayer Hoffman McCann P.C.
San Diego, California
October 14, 2008

The Board of Directors
PURE Bioscience

We have audited the accompanying statements of operations, stockholders’ equity and cash flows of PURE Bioscience for the year ended July 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of PURE Bioscience for the year ended July 31, 2006 in conformity with generally accepted accounting principles in the United States of America.

/s/ MILLER AND McCOLLOM
MILLER AND McCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033

October 25, 2006

PURE Bioscience
CONSOLIDATED BALANCE SHEETS

	July 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$2,024,400	$735,654
Short-term investments	4,607,888	708,058
Accounts receivable, net of allowance for doubtful accounts
of $0 at July 31, 2007 and $0 at July 31, 2008	834,721	7,548
Inventories, net	370,043	242,899
Prepaid expenses	52,560	—
Total current assets	7,889,612	1,694,159

Total property, plant and equipment, net	1,034,835	968,737

Other Assets
Prepaid consulting	—	13,011
Deposits	—	9,744
Patents	2,016,391	2,176,388

Total assets	$10,940,838	$4,862,039

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$596,132	$422,753
Accrued liabilities	126,141	77,228
Deferred revenue	256,793	—
Taxes payable	2,400	2,400
Total current liabilities	981,466	502,381

Deferred rent	15,798	—

Total liabilities	997,264	502,381

Stockholders' Equity
Preferred Stock, no par value:
5,000,000 shares authorized, no shares issued	—	—
Class A common stock, no par value:
50,000,000 shares authorized
24,961,805 issued and outstanding at July 31, 2007, and
29,573,936 issued and outstanding at July 31, 2008	35,436,077	26,519,543
Additional Paid-In Capital	4,155,608	2,486,829
Warrants:
391,698 issued and outstanding at July 31,2007, and
880,351 issued and outstanding at July 31, 2008	1,766,159	245,825
Accumulated other comprehensive income	18,588	—
Accumulated deficit	(31,432,858)	(24,892,539)

Total stockholders' equity	9,943,574	4,359,658

Total liabilities and stockholders' equity	$10,940,838	$4,862,039

The accompanying notes are an integral part of the consolidated financial statements

PURE Bioscience
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended July 31,
	2008	2007	2006
Net revenues	$1,487,464	$336,392	$200,432
Cost of sales	463,596	221,108	105,722

Gross profit	1,023,868	115,284	94,710

Selling expenses	805,628	899,145	570,155
General and administrative expenses	5,142,961	2,836,224	2,043,307
Research and development	1,646,352	1,220,764	1,193,894
Impairment of capitalized assets	109,286	—	—

Total operating expenses	7,704,227	4,956,133	3,807,356

Loss from operations	(6,680,359)	(4,840,849)	(3,712,646)

Other income and (expense):
Interest income	30,786	150,878	86,174
Interest expense	—	—	(460)
Other	111,654	37,494	(53,594)

Total other income (expense)	142,440	188,372	32,120

Net loss before income taxes	(6,537,919)	(4,652,477)	(3,680,526)
Income tax provision	(2,400)	(2,400)	(132,390)

Loss from continuing operations	(6,540,319)	(4,654,877)	(3,812,916)

Discontinued operations:
Income taxes on discontinued operations	—	—	129,990

Net loss	(6,540,319)	(4,654,877)	(3,682,926)

Net loss per common share, basic and diluted
Continuing operations	$(0.24)	$(0.19)	$(0.19)
Discontinued operations	—	—	0.01
Net Loss	$(0.24)	$(0.19)	$(0.18)

Weighted average common shares used in
computing basic and diluted net loss per common share	27,553,215	24,432,905	20,056,721

The accompanying notes are an integral part of the consolidated financial statements

PURE Bioscience
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended July 31,
	2008	2007	2006
Cash flows from operating activities:

Net loss	$(6,540,319)	$(4,654,877)	$(3,682,926)

Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization and depreciation	405,749	257,086	257,307
Impairment of capitalized assets	113,158	167,643	—
Stock-based compensation	2,119,034	1,371,863	743,843
Changes in assets and liabilities:
Accounts receivable	(827,173)	50,527	15,185
Other receivables and interest receivable	—	—	135,338
Notes and other amounts receivable (Water Treatment Division sale)	—	—	200,000
Prepaid expense	(42,816)	116,242	(43,898)
Inventories	(127,144)	(70,960)	(119,879)
Deferred rent	15,798	—	—
Deferred revenue	256,793	—	—
Accounts payable and accrued liabilities	222,292	90,492	58,987
Increase (decrease) in income tax payable	—	—	(400)

Net cash (used) in operating activities	(4,404,628)	(2,671,984)	(2,436,443)

Cash flows from investing activities

Investment in patents	(125,108)	(204,188)	(111,113)
Purchase of property, plant and equipment	(299,900)	(875,668)	(270,788)
Purchases of short-term investments	(10,633,849)	(2,488,981)	—
Sales of short-term investments	6,752,608	1,780,923	—

Net cash (used) in investing activities	(4,306,249)	(1,787,914)	(381,901)

Cash flows from financing activities

Proceeds from short-term loans	—	—	80,000
Payment of short-term loans	—	—	(80,000)
Net proceeds from the sale of common stock	7,740,967	475,190	7,132,818
Proceeds from exercise of stock options and warrants	2,253,963	—	—
Proceeds from section 16(b) short-swing profits	4,693	—	—

Net cash provided by (used in) financing activities	9,999,623	475,190	7,132,818

Net increase (decrease) in cash and cash equivalents	1,288,746	(3,984,708)	4,314,474

Cash and cash equivalents at beginning of period	735,654	4,720,362	405,888

Cash and cash equivalents at end of period	$2,024,400	$735,654	$4,720,362

Supplemental disclosures of cash flow information
Cash paid for taxes	$2,400	$2,400	$46,189
Cash paid for interest	$49	$—	$460

The accompanying notes are an integral part of the consolidated financial statements

PURE Bioscience CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In	Warrants		Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity
Balance, July 31, 2005	17,713,306	$18,577,058	$739,943	640,929	$198,471	$—	$(16,554,736)	$2,960,736

Net loss	—	—	—	—	—	—	(3,682,926)	(3,682,926)
Private placement of common stock, net	4,992,208	6,530,755	—	355,698	235,854	—	—	6,766,609
Common stock issued for services	75,000	139,130	—	—	—	—	—	139,130
Stock options issued for services	—	—	1,003,627	—	—	—	—	1,003,627
Stock options exercised	1,002,488	366,210	—	—	—	—	—	366,210
Expired / terminated warrants	—	69,013	—	(304,929)	(69,013)	—	—	—
Exercised Warrants	200,000	119,487	—	(300,000)	(119,487)	—	—	—
Balance, July 31, 2006	23,983,002	$25,801,653	$1,743,570	391,698	$245,825	$—	$(20,237,662)	$7,553,386

Net loss	—	—	—	—	—	—	(4,654,877)	(4,654,877)
Common stock issued for services	30,000	65,100	—	—	—	—	—	65,100
Stock options issued for services	—	—	91,290	—	—	—	—	91,290
Share-based compensation - options	—	—	651,969	—	—	—	—	651,969
Share-based compensation - stock grants	60,000	177,600	—	—	—	—	—	177,600
Stock options exercised	978,803	475,190	—	—	—	—	—	475,190
Canceled shares	(90,000)	—	—	—	—	—	—	—
Balance, July 31, 2007	24,961,805	$26,519,543	$2,486,829	391,698	$245,825	$—	$(24,892,539)	$4,359,658

Comprehensive loss:
Net loss	—	—	—	—	—	—	(6,540,319)	(6,540,319)
Change in unrealized gains	—	—	—	—	—	18,588	—	18,588
Comprehensive loss								(6,521,731)

Private placement of common stock, net	1,677,596	6,155,321	—	587,153	1,585,647	—	—	7,740,968
Common stock issued for services	12,500	43,750	—	—	—	—	—	43,750
Stock options issued for services	—	—	192,550	—	—	—	—	192,550
Share-based compensation - options	—	—	1,406,223	—	—	—	—	1,406,223
Share-based compensation - stock grants	90,000	463,500	—	—	—	—	—	463,500
Section 16(b) short-swing profits	—	—	4,693	—	—	—	—	4,693
Stock options exercised	2,761,053	2,228,403	—	—	—	—	—	2,228,403
Exercised warrants	70,982	25,560	65,313	(98,500)	(65,313)	—	—	25,560
Canceled shares	—	—	—	—	—	—	—	—
Balance, July 31, 2008	29,573,936	$35,436,077	$4,155,608	880,351	$1,766,159	$18,588	$(31,432,858)	$9,943,574

The accompanying notes are an integral part of the consolidated financial statements

Notes to Consolidated Financial Statements

Note 1.   Organization and Summary of Significant Accounting Policies

This summary of significant accounting policies of PURE Bioscience is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to U.S. Generally Accepted Accounting Principles (“GAAP”) and have been consistently applied in the preparation of the financial statements.

Organization and Business Activity

PURE Bioscience (sometimes referred to herein as the “Company” or “we”) was incorporated in the state of California on August 24, 1992. We began as a provider of pharmaceutical water purification products for the pharmacy market. In 2000, we began investing in the development of novel bioscience technologies and since the May 2005 sale of our Water Treatment Division we have been exclusively focused on the development and commercialization of our current and future bioscience products.

Basis of Presentation and Principles of Consolidation

The accompanying financial statements include the consolidated accounts of PURE Bioscience and its subsidiaries. All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain comparative figures for prior periods have been reclassified. Specifically, in our report on Form 10-K for the year ended July 31, 2007 we reported a net use of cash of $708,058 for short-term investments, on the face of the Consolidated Statements of Cash Flows for the period ended July 31, 2007. On the face of the Consolidated Statements of Cash Flows for the year ended July 31, 2007 presented herein, we have reported net cash used for the purchase of short-term investments of $2,488,981; and net cash received from the sale of short-term investments of $1,780,923. The net cash used for the purchases and sales ($2,488,981 less $1,780,923) is equal to the $708,058 previously reported.

Revenue Recognition

During the periods presented herein our revenue was derived from the sale of SDC concentrate, the sale of finished packaged products containing SDC, and the sale of SDC blending systems. We recognize revenue from sales of these products under the provisions of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which is generally when we ship the products free on board from either our facility or from third party packagers, we have transferred title to the goods, and we have eliminated our risk of loss.

Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. See Note 2 for further information regarding amounts recorded as deferred revenue in the consolidated balance sheets at July 31, 2008.

Accounts Receivable

We generally sell on terms of cash or net 30 days. Invoices not paid within stated terms are considered delinquent. We analyze our accounts receivable periodically and recognize an allowance for doubtful accounts based on estimated collectability, however at July 31, 2008 and 2007 we deemed all customer accounts to be collectable and therefore recorded no such allowance.

Intangible Assets / Long-Lived Assets

Our intangible assets primarily consist of the worldwide patent portfolio of our silver ion technologies, and to a lesser extent our Triglycylboride technology. Outside legal costs and filing fees related to obtaining patents are capitalized as incurred. The total amounts capitalized for pending patents was $125,100 and $204,200 in the fiscal years ended July 31, 2008 (“Fiscal 2008”), and 2007 (“Fiscal 2007”), respectively. Patents are stated net of accumulated amortization of $1,080,265 and $988,742 at July 31, 2008 and July 31, 2007 respectively.

The cumulative cost of acquiring patents is amortized on a straight-line basis over the estimated remaining useful lives of the patents, generally between 17 and 20 years from the date of issuance. At July 31, 2008 the weighted average remaining amortization period for all patents was approximately 11.7 years. Amortization expense for Fiscal 2008, Fiscal 2007 and the year ended July 31, 2006 (“Fiscal 2006”), was $175,800, $164,500 and $157,400, respectively, and the estimated amortization expense over each of the next five years is as follows:

Year Ended July 31	Estimated Amortization

2009	$186,000
2010	$196,000
2011	$208,000
2012	$220,000
2013	$232,000

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, our long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We assess the recoverability such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including our estimates of revenue driven by assumed market segment share and estimated costs. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. During Fiscal 2008, Fiscal 2007 and Fiscal 2006, we recorded impairment charges of $109,286, zero and zero, respectively. See Note 10 for more information regarding the impairment charge recorded in Fiscal 2008.

Accounting for Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) revised SFAS 123(R), Share-Based Payment, which establishes accounting for share-based awards exchanged for employee and Director services and requires us to expense the estimated fair value of these awards over the applicable service period. Under SFAS No. 123(R), share-based compensation cost is measured at the grant date based on the estimated fair value of the award, and is recognized as expense over the applicable service period. We do not have, and have not had during Fiscal 2008, Fiscal 2007 or Fiscal 2006, any stock option awards with market or performance conditions.

We adopted the accounting provisions of SFAS No. 123(R) effective August 1, 2006, using the modified prospective application. Under the modified prospective application, prior fiscal periods are not revised for comparative purposes. Prior to August 1, 2006, we followed Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as amended, in our accounting for share-based compensation. The valuation provisions of SFAS No. 123(R) apply to new awards and to awards that were outstanding on the adoption date and were or are subsequently modified or cancelled. As of July 31, 2006, all outstanding share-based awards were fully vested, with the exception of consultant options recorded in our balance sheets as “prepaid consulting” (as further discussed in Note 11).

Stock Options to Non-Employees

Charges for stock options granted to non-employees have been determined in accordance with SFAS No. 123(R) and EITF No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, whereby we use the estimated fair value of the stock options issued, based on the Black-Scholes Option Pricing Model. For such stock options, during Fiscal 2008 we recorded $192,550 in selling expense, and $13,011 in research and development expense; during Fiscal 2007 we recorded $346,873 in selling expense, $91,290 in general and administrative expense, and $39,032 in research and development expense; and in Fiscal 2006 we recorded $188,863 in selling expense, $307,888 in general and administrative expense, and $107,962 in research and development expense. Included in these amounts is the amortization of consultant options recorded in our consolidated balance sheets as “prepaid consulting” and further discussed in Note 11.

Depreciation Method

The cost of property, plant and equipment is depreciated on a straight-line basis over the estimated useful lives of the related assets. The useful lives of property, plant, and equipment for purposes of computing depreciation are:

Computers and equipment	7.0 years
Computer Software	5.0 years
Furniture and fixtures	10.0 years
Leasehold Improvements	4.5 years

In May 2007, we completed a redevelopment of our leasehold operating facility in El Cajon, California. All costs associated with the facility redevelopment have been classified as leasehold improvements and are being depreciated over the remaining life of the lease. See Note 6 for details of the current lease term of our facility.

Shipping and Handling Costs

Shipping and handling costs payable by us are charged to cost of sales.

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method.

Cash, Cash Equivalents and Short-term Investments

We consider all liquid investments with maturities of ninety days or less when purchased to be cash equivalents. Our short-term investments have maturities of greater than ninety days from the date of purchase. We classify securities as “vailable-for-sale” in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and carry these investments at fair value with any unrealized gains and losses reported as a component of shareholders’ equity on the consolidated balance sheets and in the consolidated statements of shareholders’ equity. All of our short-term investments as of July 31, 2007 or July 31, 2008 are carried at fair value, based upon market prices quoted on the last day of the fiscal period, and are considered available for sale. We use the specific identification method to determine the cost of debt securities sold, and include gross realized gains and losses in investment income. Realized gains recorded for Fiscal 2008, 2007 and 2006 were $124,181, zero and zero, respectively. All interest and dividends received from short-term investments are included in interest income.

As of July 31, 2008 and 2007, all cash deposits and short-term investments were invested in either U.S. FDIC insured bank accounts; institutional money market mutual funds investing in A-1 (S&P), Prime-1 (Moody's) or F1 (Fitch) short-term corporate debt obligations; U.S. Treasury Securities, or U.S. Government obligations issued by or backed by a federal agency of the U.S. Government.

In future periods we may need to seek additional capital through the issuance of debt, equity, convertible securities or through other means, any one of which could reduce the value to us, perhaps substantially, of our technology and its commercial potential. We currently have no long-term debt, however the issuance of debt, equity or convertible securities in future periods, if any, could lead to the dilution of our existing shareholders. There is no guarantee that we would be able to obtain capital on terms acceptable to us, or at all. Insufficient funds could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or unanticipated customer requirements, and further may require us to delay, scale back or eliminate some or all of our research and product development programs, license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, or to reduce or cease operations.

Comprehensive loss

SFAS 130, Reporting Comprehensive Income, requires us to display comprehensive income or loss and its components as part of our consolidated financial statements. Our comprehensive loss includes our net loss and certain changes in equity that are excluded from our net loss, including unrealized holding gains and losses on available-for-sale securities. SFAS 130 requires such changes in shareholders' equity to be included in accumulated other comprehensive income or loss. For Fiscal 2008, 2007 and 2006, our comprehensive loss was $6,521,731, $4,654,877 and $3,682,926, respectively, and included unrealized holding gains on available-for-sale securities at the end of the periods of $18,588, zero and zero, respectively. During Fiscal 2007 and 2006, we had no realized gains or losses on available for sale securities.

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

Net Loss Per Common Share

In accordance with FASB Statement No. 128, Earnings Per Share ("SFAS 128"), we compute basic loss per share by dividing the applicable net loss by the weighted average number of common shares outstanding during the respective period. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock equivalents, including stock options and warrants, unless the effect is to reduce a loss or increase the income per common share from continuing operations. As we incurred losses in Fiscal 2008, Fiscal 2007 and Fiscal 2006, we did not include common stock equivalent shares of 8,322,798, 10,685,448 and 12,025,698, respectively, in the computation of net loss per share as the effect would have been anti-dilutive. Therefore, both the basic and diluted loss per common share for Fiscal 2008, Fiscal 2007 and Fiscal 2006 are based on the weighted average number of shares of our common stock outstanding during the periods.

The following is a reconciliation of the weighted average number of shares actually outstanding with the number of shares used in the computations of loss per common share:

	For the Years Ended
	July 31, 2008	July 31, 2007	July 31, 2006
Shares outstanding	29,573,936	24,961,805	23,983,002

Weighted average number of common shares actually outstanding	27,553,215	24,432,905	20,056,721
Stock options	7,442,447	10,293,750	11,634,000
Warrants	880,351	391,698	391,698
Total weighted average shares	35,876,013	35,118,353	32,082,419

Net loss	$(6,540,319)	$(4,654,877)	$(3,682,926)

Net loss per common share, basic and diluted
Continuing operations	$(0.24)	$(0.19)	$(0.19)

Discontinued operations	—	—	0.01
Net loss	$(0.24)	$(0.19)	$(0.18)

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except Statement No. 123R and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007 (our fiscal year ending July 31, 2009). We are continuing to evaluate the impact of SFAS No. 159, however we do not currently expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective, however the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Under SFAS No. 159, we would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007 (our fiscal year ending July 31, 2009). We are continuing to evaluate the impact of SFAS No. 159, however as our financial instruments are made up primarily of U.S. Treasury Bills, Money Market Funds and FDIC-insured bank accounts, we do not currently expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

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

Note 2.   Deferred Revenue

Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the consolidated balance sheets. At July 31, 2008, our deferred revenue includes a non-refundable fee of $250,000 received subject to an agreement whereby we have allowed a third party a limited time period to exclusively evaluate our SDC technology for use within specified indications and for certain products. Based on the terms of the evaluation agreement, we will recognize the $250,000 as revenue in future periods, either on the expiration of the agreed evaluation period or as defined in any commercialization agreement we may reach with the third party prior to the expiration of the evaluation period.

Note 3.   Research and Development

All in-house Research and Development (“R&D”) costs, and outside legal costs and filing fees for maintaining issued patents are charged to operations when incurred and are included in operating expenses.

Note 4.   Inventory

Inventories are stated at the lower of cost or net realizable value using the weighted average cost method. Inventories at July 31, 2008 and 2007 consisted of:

	2008	2007

Raw Materials	$252,491	$78,816
Work in Progress	—	—
Finished Goods	117,552	164,083
	$370,043	$242,899

Note 5.   Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. All improvements and additions that extend the life of existing assets are capitalized. The cost of maintenance and repairs that do not extend or improve the asset are expensed as incurred. The following is a summary of property, plant, and equipment – at cost less accumulated depreciation:

	July 31, 2008	July 31, 2007

Computers and equipment	$782,480	$1,137,431
Furniture and fixtures	30,566	94,004
Leasehold improvements	604,436	567,104
	1,417,482	1,798,539
Less: accumulated depreciation	382,647	829,802
Total	$1,034,835	$968,737

In May 2007, we completed a redevelopment of our leasehold facility in El Cajon, California. Construction costs totaling $567,100 were capitalized as leasehold improvements. During Fiscal 2008 and Fiscal 2007 we recorded $128,187 and $31,505, respectively, of depreciation expense related to the facility redevelopment. Total depreciation expense for Fiscal 2008, Fiscal 2007 and Fiscal 2006 was $229,930, $92,600 and $69,500, respectively.

During Fiscal 2007 we also wrote down the value of our capitalized property, plant and equipment by $167,600, based on our evaluation of impairment and the disposal of assets that were replaced during the facility redevelopment, and recorded this amount as “Other” within “Other income and (expense)” in the consolidated statements of operations for Fiscal 2007.

Note 6.   Commitments and Contingencies, and Legal Proceedings

In January 2007, we entered into a sixty month operating lease agreement for our office and manufacturing location in El Cajon, California. In April 2008, we amended our operating lease to include an additional 1,812 square feet, resulting in a total area of 14,879 square feet. Rental expense recorded in general and administrative expenses for Fiscal 2008, Fiscal 2007 and Fiscal 2006 was $185,300, $173,300 and $137,000, respectively. Future minimum rental payments under the lease for each of the four fiscal years, excluding variable and therefore currently unknown costs for the maintenance of common areas, are as follows:

Year Ended July 31	Amount

2009	$171,500
2010	$178,300
2011	$185,400
2012	$78,500
$613,700

We have an employment contract with our Chief Executive Officer and President which provides, among other things, that Mr. Krall is to be paid an amount equal to 3% of our net income before taxes during any fiscal year in which we are profitable as determined in accordance with GAAP.

During Fiscal 2008 we issued 12,500 shares of our common stock with a fair value of $43,750 and paid an additional $30,000 for a legal settlement. We also paid $105,000 for a legal settlement resulting from a claim made during the year for services provided to us in a prior year.

During Fiscal 2007 we received approximately $205,000 in proceeds from legal settlements and recorded this amount as “Other” within “Other income and (expense)” in the consolidated statements of operations for Fiscal 2007.

In November 2001, we acquired the patent for SDC, a silver ion based technology which is the basis for our silver ion products, from NVID International, Inc. In October 2003, we filed an arbitration action against NVID International and other parties and in November 2004 we won a $14.2 million award against NVID International through the American Arbitration Association International Centre for Dispute Resolution. We believe it is unlikely that we will ever be able to collect any part of this award, and we have therefore not recorded any amount as an asset on the consolidated balance sheets as at July 31, 2007 or 2008.

In April 2008, we obtained a judgment of $6.53 million from the 18th Judicial Circuit Court in the State of Illinois against an internet message board poster. The judgment was awarded for defamation and tortious interference. We are currently evaluating the extent to which we will be able to collect on the award, however we have not recorded any part of the award as an asset on our consolidated balance sheets at July 31, 2008 as the collectability of the award is currently unknown.

Note 7.   Private Placement

On October 19, 2007, we sold 1,677,596 unregistered securities units to accredited investors, at $5.03 per unit (the “2007 Private Placement”). Each unit consisted of one share of our common stock and one quarter of a five-year warrant to purchase our common stock at a price of $7.17 per share. A total of 419,394 of such five-year warrants were issued to the investors and the fair value of the warrants, based on their fair value relative to the common stock issued, was $1,143,676 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 95.38% and a risk-free interest rate of 4.75%). Additionally, Taglich Brothers, Inc. acted as placement agent in the 2007 Private Placement and received a cash fee of $675,065 and a five-year warrant to purchase 167,759 shares of our common stock at a price of $8.60 per share. The fair value of the 167,759 placement agent warrants, based on their fair value relative to the common stock issued, was $441,970 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 95.38% and a risk-free interest rate of 4.75%). Other cash fees paid to third parties, for legal and other fees associated with the 2007 Private Placement, were $22,277. The gross proceeds of the 2007 Private Placement were $8,438,308 and the net proceeds to us, after fees and expenses, were $7,740,967. Based on the relative fair value of the common stock and warrants, during Fiscal 2008 we recorded $6,155,321 to common stock and $1,585,646 to warrants; a total of $7,740,967 of net proceeds recorded within shareholders’ equity on the consolidated balance sheets.

Note 8.   Other Equity and Common Stock Transactions

We paid no cash dividends during Fiscal 2008, Fiscal 2007 or Fiscal 2006, and we have never paid cash dividends.

In August 2007, we issued 12,500 unregistered shares of our common stock to a third party as part of a legal settlement, with an estimated fair value of $43,750.

During the three months ended October 31, 2007, we received an aggregate of $318,750 from the exercise of non-employee options to purchase 390,000 shares of our common stock at an average exercise price of $0.82, received $45,000 from the exercise of options to purchase 75,000 shares of our common stock issued under employee stock option plans, received $25,560 from the exercise of warrants to purchase 10,000 shares of our common stock at an average exercise price of $2.56, and recorded $24,822 of employee stock option expense. Additionally, during the three months ended October 31, 2007, there were net exercises of 88,500 warrants that resulted in the issuance of 60,982 shares of our common stock.

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

In January 2008, we appointed Paul V. Maier to our Board and, on appointment to the Board, Mr. Maier was granted an option to purchase 100,000 shares of our common stock, at an exercise price of $5.73, valued at $350,997 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 107.34% and a risk-free interest rate of 3.50%). The full fair value of the award was recorded as general and administrative expense within the consolidated statement of operations for the three months ended January 31, 2008 as the award vested immediately and was made as compensation for Mr. Maier joining the Board. The stock options granted to Mr. Maier were issued under the 2007 Equity Incentive Plan.

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

In April 2008, we granted options to purchase 275,000 shares of our common stock, which vested on their grant date, to certain of our directors and officers at an exercise price of $5.70, valued at $905,518 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 117.58% and a risk-free interest rate of 2.25%). Additionally, in the same month we granted 30,000 shares of our common stock to each of three of our directors. The aggregate of 90,000 shares were valued at $463,500. The stock options and stock granted to directors and officers in April 2008 were issued under the 2007 Equity Incentive Plan.

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

During the three months ended July 31, 2008, we received $15,785 from the exercise of options to purchase 29,783 shares of our common stock by certain directors and officers, at an average price of $0.53, and received an aggregate of $412,500 for the exercise of non-employee options to purchase 250,000 shares of our common stock at an average exercise price of $1.65, and recorded $43,001 of employee stock option expense.

At July 31, 2008 we had outstanding warrants to purchase 880,351 shares of common stock with exercise prices ranging from $0.50 to $8.60. These warrants expire at various times between March 2009 and October 2012.

Note 9.   Stock-Based Compensation

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

2007 Equity Incentive Plan: Approved by the Company’s shareholders in April 2007, the 2007 Equity Incentive Plan has a share reserve of 5,000,000 shares of common stock, which were registered under a Form S-8 filed with the SEC in May 2007. The Plan provides for the grant of incentive and nonstatutory stock options as well as stock appreciation rights, common stock awards, restricted stock units, performance units and shares and other stock-based awards. During Fiscal 2007 common stock options and common stock awards were granted under this Plan. Eligible Plan Participants include employees, directors and consultants of the Company, although incentive stock options generally may be granted only to employees.

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

The Plans are administered by the Compensation Committee of the Board (the “Compensation Committee”). The exercise price for stock options, or the value of other incentive grants granted under the Plans, are set by the Compensation Committee but may not be for less than the fair market value of the shares on the date the award is granted. Fair market value is defined under the Plans as being the average of the closing price for a specified number of consecutive trading days ending on the day prior to the date the option or other award is granted. The period in which options can be exercised is set by the Compensation Committee but is not to exceed five years from the date of grant. Options granted to new executive officers or directors vest one year from date of appointment or election. Options granted to continuing officers or directors are immediately exercisable and vest upon exercise.

On August 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS123(R)”), requiring us to recognize expense related to the fair value of share-based compensation awards to employees and directors. We elected to use the modified-prospective-transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior fiscal years. At July 31, 2006, all outstanding share-based awards were fully vested, with the exception of the consultant options recorded in our balance sheets as “prepaid consulting” (as further discussed in Note 11). We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period defined pursuant to the terms of the consulting agreement may be different. Share-based compensation expense for awards granted subsequent to July 31, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, using the Black-Scholes option pricing model. The following methodology and assumptions were used to calculate share based compensation for Fiscal 2008 and Fiscal 2007:

	For the years ended July 31
	2008	2007
Expected price volatility	66.1% - 117.58%	70.8 - 86.35%
Risk-free interest rate	2.00% - 5.25%	5.25%
Expected rate of forfeiture	0.0	0.0%
Expected dividend yield	0.0	0.0%
Weighted average expected term	2.3 years	2.3 years

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

Following the guidance of Staff Accounting Bulletin No. 107 (“SAB 107”), we have been following the “Simplified Method” to determine the expected term of “Plain Vanilla” options issued to employees and directors. All of our outstanding options granted to employees and directors are Plain Vanilla options. Under the Simplified Method, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. In SAB 107, the Staff stated that it would not expect a company to use the Simplified Method for share option grants after December 31, 2007, however on December 21, 2007 the SEC published Staff Accounting Bulletin No. 110 (“SAB 110”), which expressed the views of the Staff regarding the continued use of a Simplified Method in certain circumstances where a company is unable to rely on historical data. We are unable to rely on our historical exercise data as there have been only a limited number of option exercises in recent periods; there have been a limited number of plan participants which is expected to grow; our common stock was traded until April 2008 on the illiquid Bulletin Board but our common stock is now listed on the NASDAQ Capital Market; we have had over recent years significant trading blackout periods for employees and directors; there has been minimal employee and director turnover; we have recently changed the terms of employee stock option grants to reduce the term of such grants; there are no comparable companies in terms of size, location and industry (particularly as we are developing a platform technology and operate in multiple industries); and we have had significant structural changes in our business including the sale of the Water Treatment Division and abandonment of our Triglycylboride technology, and expect to continue to change in the foreseeable future. We are therefore, under the guidance of SAB 110, continuing to use the Simplified Method to determine the expected term of options issued to employees and directors, but will continually evaluate our historical data as a basis for determining the expected terms of such options.

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

Stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Historically, we have not had significant forfeitures of unvested stock options granted to employees and directors. A significant number of our stock option grants are fully vested at issuance or have short vesting provisions. Therefore, we have estimated the forfeiture rate of our outstanding stock options as zero, but will continually evaluate our historical data as a basis for determining expected forfeitures.

The following table sets forth the share-based compensation expense recorded in our consolidated statements of operations for the Fiscal 2008 and Fiscal 2007 resulting from share-based compensation awarded to our employees, directors and third party service providers, excluding the amortization of prepaid consulting as detailed in Note 11:

	Fiscal 2008	Fiscal 2007

Share-based compensation for employees and directors:
Selling expense	$98,784	$23,400
General and administrative expenses	1,622,764	790,600
Research and development	148,176	15,600
Total share-based compensation for employees and directors	1,869,724	829,600

Share-based compensation for third party service providers:
Selling expense	$51,736	$—
General and administrative expenses	43,750	91,300
Research and development	—	65,100
Total share-based compensation for third party service providers	95,486	156,400

Total share-based compensation expense	$1,965,210	$986,000

For comparative purposes to our Consolidated Statements of Operations for Fiscal 2008 and Fiscal 2007, the following table illustrates the pro forma effect on net loss and net loss per common share of applying the fair value recognition provisions of SFAS 123 to share-based compensation during Fiscal 2006.

Fiscal 2006

Net loss, as reported	$(3,682,926)
Employee stock-based compensation expense under fair-value method	(436,608)
Employee stock-based compensation expense included in reported net loss	—
Pro forma net loss	$(4,119,534)
Net loss per share:
As reported	$(0.18)
Pro forma	$(0.21)

A summary of stock option activity is as follows:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($000's)

Balance at July 31, 2005	6,485,960	$0.64
Granted	6,558,333	$1.56
Exercised	(1,002,488)	$0.64
Forfeited / Cancelled	(407,805)	$1.57
Balance at July 31, 2006	11,634,000	$1.12
Granted	575,000	$2.86
Exercised	(978,803)	$0.67
Forfeited / Cancelled	(936,447)	$1.86
Balance at January 31, 2007	10,293,750	$1.18	22,500
Granted	593,300	$5.48
Exercised	(2,761,053)	$0.85
Forfeited / Cancelled	(683,550)	$1.41
Balance at July 31, 2008	7,442,447	$1.62	26,479

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.50 to $0.75	2,557,981	1.44	$0.53	2,557,981	1.44	$0.53
$0.80 to $1.20	829,166	2.33	$0.81	829,166	2.33	$0.81
$1.50 to $7.50	4,055,300	2.35	$2.48	3,729,225	2.46	$2.39
	7,442,447	2.03	$1.62	7,116,372	2.08	$1.53

Cash received from options and warrants exercised for Fiscal 2008, Fiscal 2007 and Fiscal 2006 was $2,253,964, $475,190 and $366,210, respectively. During Fiscal 2008 there were net exercises of options to purchase 250,000 shares which resulted in the issuance of 228,950 shares of common stock, and a net exercise of 88,500 warrants which resulted in the issuance of 60,982 shares of common stock. During Fiscal 2007 there were net exercises of options to purchase 450,000 shares which resulted in the issuance of 338,533 shares of common stock. The intrinsic value of all options exercised during Fiscal 2008, Fiscal 2007 and Fiscal 2006 was $12,874,047, $2,012,600 and $1,798,200, respectively. The weighted-average grant date fair value of equity options granted during Fiscal 2008, Fiscal 2007 and Fiscal 2006 was $2.99, $1.45 and $1.36 respectively.

On March 10, 2008, Gary Brownell resigned as a director of PURE Bioscience in order to allow us to meet corporate governance standards which require that we have a majority of independent directors. On that date, our Board extended the post-termination exercise period applicable to 837,500 vested and outstanding stock options held by Mr. Brownell from three days following his resignation to September 10, 2008. We expensed $23,040 to general and administrative expense during Fiscal 2008 based on this modification, in accordance with SFAS 123(R).

During the first quarter of Fiscal 2007, Mr. Michael Sitton resigned from our Board of Directors. At that time, the Board agreed to modify a stock option agreement for 100,000 shares of common stock. We expensed $19,237 to general and administrative expense during Fiscal 2007 based on this modification, in accordance with SFAS 123(R).

As of July 31, 2008, there was $301,905 of unrecognized non-cash compensation cost related to unvested options, which will be recognized over a weighted average period of 1.5 years.

Note 10.   Patent Impairment and Related Expenses

In July 2008, we suspended the development and marketing efforts for our Triglycylboride boric acid-based pesticides in order to focus on the development of our SDC and related technologies. We concurrently wrote down the net unamortized balance of the capitalized patents associated with the Triglycylboride technology, which amounted to $109,286, and the value of our remaining inventory of raw materials and finished goods, which amounted to $33,063. We recorded the impairment charge of $109,286 within operating expenses on the consolidated statements of operations for Fiscal 2008, and included the $33,063 of remaining inventory of raw materials and finished goods within cost of goods sold for the same period.

Note 11.   Prepaid Consulting

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

During Fiscal 2008 we amortized the remaining balance of $13,011 recorded as prepaid consulting on the balance sheets at July 31, 2007, to selling expense. In August 2007, Mr. Sitton’s consulting agreement was terminated, and Mr. Sitton’s 1,300,000 options are no longer exercisable.

In December 2007, we entered into a separate six month consulting agreement with an independent third party for domestic business development, the compensation being a fee of $13,683 per month and a two-year fully vested option to purchase 50,000 shares of our common stock. At the time of the grant in December 2007, we recorded the fair value of the 50,000 stock options as a prepaid asset to be amortized over the six month term of the consulting agreement. The options, which have an exercise price of $5.29, were valued at $140,814 using the Black-Scholes Option Pricing Model and assuming no dividend yield, volatility of 102.22% and a risk-free interest rate of 4.25%. During Fiscal 2008, the full fair value of $140,814 was amortized to selling expense.

Note 12.   Taxes

We file federal and California consolidated tax returns with our subsidiaries. Our income tax provision for each of Fiscal 2008 and 2007 was $2,400, which is the minimum franchise tax we pay to the State of California regardless of income or loss.

At July 31, 2008, we had federal and California tax net operating loss carry-forwards of approximately $40,350,300 and $30,753,800, respectively. Included in these net operating loss carry-forward amounts is $11,994,000 related to a deduction for income tax purposes for which the Company has not realized a tax benefit. In future periods an adjustment would be recorded to Additional Paid in Capital at the time that these net operating losses may be utilized and reduce income tax. At July 31, 2007, we had federal and California tax net operating loss carry-forwards of approximately $23,509,700 and $13,915,600 respectively. The difference between federal and California tax loss carry-forwards is primarily due to limitations on California loss carry-forwards. Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code as well as similar state provisions. These ownership changes may limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since the Company’s formation, we have raised capital through the issuance of capital stock on several occasions (both before and after our initial public offering in 1996) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition. While the Company does not believe it has experienced an ownership change, the pertinent tax rules related thereto are complex and subject to varying interpretations, and thus complete assurance cannot be provided that the taxing authorities would not take an alternative position.

Our federal tax loss carry-forwards will begin expiring in the year ending July 31, 2017 unless previously utilized, and will completely expire in the year ending July 31, 2028. The California tax loss carry-forwards will begin to expire in the year ending July 31, 2013 and will completely expire in the year ending July 31, 2018.

Significant components of our deferred tax assets are as follows:

	July 31, 2008	July 31, 2007
Net operating loss carry-forward	$10,735,700	$8,683,700
Stock options and warrants	1,005,000	579,500
Other temporary differences	(87,400)	(275,900)
Total deferred tax assets	11,653,300	8,987,300
Valuation allowance for deferred tax assets	(11,653,300)	(8,987,300)
Net deferred tax assets	$—	$—

Realization of our deferred tax assets, which relate to operating loss carry-forwards and timing differences, is dependent on future earnings, among other factors. The timing and amount of future earnings are uncertain and therefore a valuation allowance has been established. The increase in the valuation allowance on the deferred tax asset during Fiscal 2008 was $2,666,000.

A reconciliation of income taxes computed using the statutory income tax, compared to the effective tax rate is as follows:

	2008	2007
Federal tax benefit at the expected statutory rate	34.0%	34.0%
State income tax, net of federal tax benefit	5.8	5.8
Other	1.0	—
Valuation allowance	(40.8)	(39.8)
Income tax benefit - effective rate	0.0%	0.0%

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

FIN 48 became effective for us on August 1, 2007, however the adoption of FIN 48 did not have a material impact on our consolidated results of operations and financial position as we had no unrecognized tax benefits that, if recognized, would affect our effective income tax rate in future periods. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense, however we had no accrued interest or penalties at either August 1, 2007 or July 31, 2008. We are subject to taxation in the United States and in California, and our historical tax years remain subject to future examination by the U.S. and California tax authorities.

        The following table summarizes the activity related to our unrecognized tax benefits:

Balance at July 31, 2007	None
Increases related to current year tax positions	None
Expiration of statute of limitations for the assessment of taxes	None
Other	None
Balance at July 31, 2008	None

Note 13.   Retirement Plan

We participate in a Small SEP program under which we are entitled to make contributions on an employee’s behalf. The program includes a salary reduction arrangement (SARSEP), which may be used only in years in which the SEP meets requirements that the IRS may impose to ensure distribution of excess contributions. Annual contributions made by employers under a SEP may be excluded from the participating employee’s gross income, however we made no contributions during the years ending July 31, 2008, 2007 or 2006.

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

Our customers are strategic partners who are developing markets for products that include our SDC technology, and distributors who sell products containing SDC under multiple regulatory approvals. During Fiscal 2008, 40% of our sales were made to one customer, and 84% of our sales were made to our largest four customers. During Fiscal 2007 and 2006, 90% and 92% of our sales, respectively, were made to our largest four customers.

During Fiscal 2008, 2007 and 2006, 67%, 76% and 12% of our sales, respectively, were made to international customers; and 33%, 24% and 88% of our sales, respectively, were made to U.S. domestic customers.

All of our tangible assets are located in the United States.

Note 15.   Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for Fiscal 2008 and Fiscal 2007 are as follows:

	For the quarters ended
	October 31	January 31	April 30	July 31
2008:
Revenue	$95,290	$152,434	$416,464	$823,276
Gross profit	$63,597	$101,947	$322,618	$535,706
Net loss	$(1,008,704)	$(1,553,707)	$(2,466,396)	$(1,511,512)
Basic and diluted net loss per share	$(0.04)	$(0.06)	$(0.09)	$(0.05)

2007:
Revenue	$27,704	$168,759	$132,379	$7,550
Gross profit	$15,542	$53,997	$43,499	$2,246
Net loss	$(867,290)	$(1,008,112)	$(876,370)	$(1,903,105)
Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.03)	$(0.08)

Note 16.   Subsequent Events

Subsequent to July 31, 2008 we received $15,078 from the exercise of options to purchase 28,450 shares of our common stock by certain directors and officers, at an exercise price of $0.53, and received $150,000 from the exercise of non-employee options to purchase 50,000 shares of our common stock at an exercise price of $3.00.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the foregoing evaluation, our principal executive officer and our principal financial officer concluded that as of July 31, 2008 our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Our Controls
There were no changes in our internal controls over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2008.  Mayer Hoffman McCann P.C., an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of July 31, 2008. This report, which expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of July 31, 2008, is included elsewhere herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
PURE Bioscience

We have audited PURE Bioscience’s internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, PURE Bioscience maintained, in all material respects, effective internal control over financial reporting as of July 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended July 31, 2008 of PURE Bioscience, and our report dated October 14, 2008 expressed an unqualified opinion on those financial statements.

/s/ Mayer Hoffman McCann P.C.
San Diego, California
October 14, 2008

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our Annual Meeting of Shareholders scheduled to be held on January 20, 2009, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended July 31, 2008. Certain information regarding our executive officers required by this item is set forth in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our Annual Meeting of Shareholders scheduled to be held on January 20, 2009, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended July 31, 2008.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our Annual Meeting of Shareholders scheduled to be held on January 20, 2009, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended July 31, 2008.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our Annual Meeting of Shareholders scheduled to be held on January 20, 2009, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended July 31, 2008.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our Annual Meeting of Shareholders scheduled to be held on January 20, 2009, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended July 31, 2008.

PART IV

ITEM 15.   EXHIBITS

A.     The following Exhibits are filed as part of this registration statement pursuant to Item 601 of Regulation S-K:

3.1	(1)	— Articles of Incorporation

3.1.1	(2)	— Articles of Amendment to Articles of Incorporation, dated March 11, 2002

4.3	(3)	— Amended and Restated Bylaws

4.3	(1)	— Form of Common Stock Certificate

4.4	(4)	— Form of Investor Warrant

4.5	(5)	— Form of Placement Agent Warrant

10.1	(1)	— Employment Agreement, by and between Pure Bioscience and Michael L. Krall, dated as of April 1, 1996

10.14	(6)	— Placement Agreement, by and between Pure Bioscience and Taglich Brothers, Inc., dated as of October 19, 2007

10.15.1	(7)	— Innovative Medical Services Amended 1998 Directors and Officers Stock Option Plan

10.15.2	(8)	— The Innovative Medical Services ETI H2O Option Plan

10.15.3	(9)	— Innovative Medical Services Consultant and Advisors Stock Option Plan

10.15.4	(10)	— Innovative Medical Services 2001 Directors and Officers Stock Option Plan

10.15.5	(11)	— Innovative Medical Services 2002 Employee Incentive Stock Option Plan

10.15.6	(12)	— Innovative Medical Services 2002 Non-Qualified Stock Option Plan incorporated by reference from Exhibit 99.7 to Form S-8 filed with the SEC on May 20, 2002

10.15.7	(13)	— PURE Bioscience 2004 Consultant and Advisors Stock Option Plan

10.15.8	— The PURE Bioscience 2007 Equity Incentive Plan*

10.16	— Consultant Stock Option Agreement by and between PURE Bioscience and Tommy G. Thompson, dated September 26, 2006*

14.1	(14)	— Code of Ethics

16.1	(15)	— Changes in the Registrant’s Certifying Accountant

21.1	(2)	— Subsidiaries of the Registrant

31.1	— Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	— Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	— Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	— Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference from Exhibit 3.1 to the Form SB-2 registration statement, SEC File #333-00434 effective August 8, 1996

(2)	Incorporated by reference from Exhibit 3.1.2 to the Annual Report on Form 10KSB for the fiscal year ended July 31, 2002, filed with the SEC on October 29, 2003

(3)	Incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K, filed with the SEC on February 25, 2008

(4)	Incorporated by reference from Exhibit 4.4 to the Current Report on Form 8-K, filed with the SEC on October 25, 2007

(5)	Incorporated by reference from Exhibit 4.5 to the Current Report on Form 8-K, filed with the SEC on October 25, 2007

(6)	Incorporated by reference from Exhibit 10.14 to the Current Report on Form 8-K, filed with the SEC on October 25, 2007

(7)	Incorporated by reference from Form S-8 filed with the SEC on December 23, 1998

(8)	Incorporated by reference from Exhibit 99.6 to Form S-8 filed with the SEC on January 30, 2001

(9)	Incorporated by reference from Exhibit 99.5 to Form S-8 filed with the SEC on January 30, 2001

(10)	Incorporated by reference from Exhibit 99.4 to Form S-8 filed with the SEC on January 30, 2001

(11)	Incorporated by reference from Exhibit 99.8 to Form S-8 filed with the SEC on May 20, 2002

(12)	Incorporated by reference from Exhibit 99.7 to Form S-8 filed with the SEC on May 20, 2002

(13)	Incorporated by reference from Exhibit 99 to Form S-8 filed with the SEC on April 23, 2004

(14)	Incorporated by reference from Exhibit 14.1 on Form 8-K, filed with the SEC on February 25, 2008

(15)	Incorporated by reference from the Report on Form 8-K — Current Report Items 4.01 and 9.01: Changes in the Registrant’s Certifying Accountant filed on September 24, 2007

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE BIOSCIENCE	DATE
/s/ MICHAEL L. KRALL	October 14, 2008
Michael L. Krall, Chairman/President/CEO

/s/ ANDREW J. BUCKLAND	October 14, 2008
Andrew J. Buckland, Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ GREGORY BARNHILL	Director	October 14, 2008
Gregory Barnhill

/s/ DENNIS BROVARONE	Director	October 14, 2008
Dennis Brovarone

/s/ MURRAY H. GROSS	Director	October 14, 2008
Murray H. Gross

/s/ MICHAEL L. KRALL	President/CEO and Director	October 14, 2008
Michael L. Krall

/s/ PAUL V. MAIER	Director	October 14, 2008
Paul V. Maier

/s/ DONNA SINGER	Executive Vice President and Director	October 14, 2008
Donna Singer

/s/ TOMMY G. THOMPSON	Director	October 14, 2008
Tommy G. Thompson