Form 10-Q
period 2008-10-31
PURE BIOSCIENCE
filed 2008-12-10
CIK 1006028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file No. 0-21019

PURE BIOSCIENCE
(Exact name of registrant as specified in charter)

California	33-0530289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1725 Gillespie Way El Cajon, California	92020
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (619) 596-8600

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

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

As of December 8, 2008, there were 29,795,816 shares of the registrant’s common stock, no par value, outstanding.

PURE Bioscience
FORM 10-Q
For the Quarterly Period Ended October 31, 2008

TABLE OF CONTENTS

PART 1 — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited):

Consolidated Balance Sheets as of July 31, 2008 and October 31, 2008

Consolidated Statements of Operations for the three months ended October 31, 2008 and 2007

Consolidated Statements of Cash Flows for the three months ended October 31, 2008 and 2007

Notes to Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

PURE Bioscience

CONSOLIDATED BALANCE SHEETS

	(Unaudited) October 31, 2008	July 31, 2008

ASSETS
Current Assets
Cash and cash equivalents	$1,047,804	$2,024,400
Short-term investments	4,081,099	4,607,888
Accounts receivable, net of allowance for doubtful accounts
of $0 at July 31, 2008 and $0 at October 31, 2008	842,793	834,721
Inventories, net	432,022	370,043
Prepaid expenses	22,183	52,560

Total current assets	6,425,901	7,889,612

Total property, plant and equipment, net	1,009,987	1,034,835

Other Assets
Patents	1,993,440	2,016,391

Total assets	$9,429,328	$10,940,838

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$296,705	$596,132
Accrued liabilities	283,914	126,141
Deferred revenue	252,800	256,793
Taxes payable	2,400	2,400

Total current liabilities	835,819	981,466

Deferred rent	17,664	15,798

Total liabilities	853,483	997,264

Stockholders' Equity
Preferred Stock, no par value:
5,000,000 shares authorized, no shares issued	—	—
Class A common stock, no par value:
50,000,000 shares authorized
29,573,936 issued and outstanding at July 31, 2008, and
29,795,816 issued and outstanding at October 31, 2008	35,625,756	35,436,077
Additional Paid-In Capital	4,217,998	4,155,608
Warrants:
880,351 issued and outstanding at July 31,2008, and
880,351 issued and outstanding at October 31, 2008	1,766,159	1,766,159
Accumulated other comprehensive income	4,106	18,588
Accumulated deficit	(33,038,174)	(31,432,858)

Total stockholders' equity	8,575,845	9,943,574

Total liabilities and stockholders' equity	$9,429,328	$10,940,838

The accompanying notes are an integral part of the consolidated financial statements

PURE Bioscience

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended October 31,
	2008	2007
Net revenues	$110,621	$95,290
Cost of sales	59,812	31,693

Gross profit	50,809	63,597

Selling expenses	151,192	88,202
General and administrative expenses	1,262,435	707,609
Research and development	286,962	288,205

Total operating expenses	1,700,589	1,084,016

Loss from operations	(1,649,780)	(1,020,419)

Other income and (expense):
Interest income	8,763	11,657
Other	35,701	58

Total other income (expense)	44,464	11,715

Net loss before income taxes	(1,605,316)	(1,008,704)
Income tax provision	—	—

Net loss	(1,605,316)	(1,008,704)

Net loss per common share, basic and diluted	(0.05)	(0.04)

Weighted average common shares used in
computing basic and diluted net loss per common share	29,668,089	25,333,567

The accompanying notes are an integral part of the consolidated financial statements

PURE Bioscience
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended October 31,
	2008	2007
Cash flows from operating activities:

Net loss	$(1,605,316)	$(1,008,704)

Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization and depreciation	108,397	97,373
Stock-based compensation	86,991	78,331
Changes in assets and liabilities:
Accounts receivable	(8,072)	(26,017)
Prepaid expense	30,377	(20,564)
Inventories	(61,979)	9,546
Deferred rent	1,866	9,817
Deferred revenue	(3,993)	—
Accounts payable and accrued liabilities	(141,653)	(226,755)

Net cash (used) in operating activities	(1,593,382)	(1,086,973)

Cash flows from investing activities

Investment in patents	(19,663)	(32,873)
Purchase of property, plant and equipment	(40,936)	(26,026)
Purchases of short-term investments	(4,076,992)	(4,749,973)
Sales of short-term investments	4,589,298	700,869

Net cash provided by (used) in investing activities	451,707	(4,108,003)

Cash flows from financing activities

Net proceeds from the sale of common stock	—	7,740,967
Proceeds from exercise of stock options and warrants	165,079	389,310

Net cash provided by (used in) financing activities	165,079	8,130,277

Net increase (decrease) in cash and cash equivalents	(976,596)	2,935,301

Cash and cash equivalents at beginning of period	2,024,400	735,654

Cash and cash equivalents at end of period	$1,047,804	$3,670,955

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

The financial statements included herein have been prepared by PURE Bioscience without audit, in accordance with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, however we believe that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows for the periods presented. These unaudited consolidated financial statements presented herein should be read in conjunction with our audited financial statements for the period ended July 31, 2008, and their accompanying notes, as filed with the Securities and Exchange Commission in our 10-K on October 14, 2008.

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the statements and accompanying notes, and actual results could differ materially from those estimates. The results of operations for the three months ended October 31, 2008 are not necessarily indicative of the results of operations for the full year, or any future periods.

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

               Intangible Assets / Long-Lived Assets

Our intangible assets primarily consist of the worldwide patent portfolio of our silver ion technologies, and to a lesser extent our Triglycylboride technology. Outside legal costs and filing fees related to obtaining patents are capitalized as incurred. The total amounts capitalized for pending patents were $19,663 and $32,873 in the three month periods ended October 31, 2008 and 2007, respectively. Patents are stated net of accumulated amortization of $1,122,880 and $1,080,265 at October 31, 2008 and July 31, 2008, respectively. The cumulative cost of acquiring patents is amortized on a straight-line basis over the estimated remaining useful lives of the patents, generally between 17 and 20 years from the date of issuance. At October 31, 2008, the weighted average remaining amortization period for all patents was approximately 11.5 years. Amortization expense for the three month periods ended October 31, 2008 and 2007 was $42,614 and $43,396, respectively.

               Accounting for Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) revised SFAS 123(R), Share-Based Payment, which establishes accounting for share-based awards exchanged for employee and Director services and requires us to expense the estimated fair value of these awards over the applicable service period. Under SFAS No. 123(R), share-based compensation cost is measured at the grant date based on the estimated fair value of the award, and is recognized as expense over the applicable service period. We do not have, and have not had during the three month periods ended October 31, 2008 or 2007, any stock option awards with market or performance conditions.

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

               Stock Options to Non-Employees

Charges for stock options granted to non-employees have been determined in accordance with SFAS No. 123(R) and EITF No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, whereby we use the estimated fair value of the stock options issued, based on the Black-Scholes Option Pricing Model. During the three month periods ended October 31, 2008 and 2007, we recorded $4,979 and $9,758 in research and development expense.

               Cash, Cash Equivalents and Short-term Investments

We consider all liquid investments with maturities of ninety days or less when purchased to be cash equivalents. Our short-term investments have maturities of greater than ninety days from the date of purchase. We classify securities as “available-for-sale” in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and carry these investments at fair value with any unrealized gains and losses reported as a component of shareholders’ equity on the consolidated balance sheets and in the statements of shareholders’ equity. All of our short-term investments as of July 31 and October 31, 2008 are carried at fair value, based upon market prices quoted on the last day of the fiscal period, and are considered available for sale. We use the specific identification method to determine the cost of debt securities sold, and include gross realized gains and losses in investment income. Realized gains recorded for the three month periods ended October 31, 2008 and 2007 were $35,701 and $5,902, respectively. All interest and dividends received from short-term investments are included in interest income.

As of October 31, 2008 and July 31, 2008, all cash deposits and short-term investments were invested in either U.S. FDIC insured bank accounts; institutional money market mutual funds investing in A-1 (S&P) or Prime-1 (Moody’s); U.S. Treasury Securities, or United States Government obligations issued by or backed by a federal agency of the United States Government.

               Comprehensive Income

SFAS 130, Reporting Comprehensive Income, requires us to display comprehensive income or loss and its components as part of our consolidated financial statements. Our comprehensive loss includes our net loss and certain changes in equity that are excluded from our net loss, including unrealized holding gains and losses on available-for-sale securities. SFAS 130 requires such changes in shareholders’ equity to be included in accumulated other comprehensive income or loss. For the three month periods ended October 31, 2008 and 2007, our comprehensive loss was $1,619,798 and $1,006,346, respectively. During the three month periods ended October 31, 2008 and 2007, we recorded unrealized gains on available for sale securities of $4,106 and $2,358. Realized gains on the sale of available for sale securities, which are included in our net loss for the three month periods ended October 31, 2008 and 2007, were $35,701 and $5,902, respectively.

               Net Loss Per Common Share

In accordance with FASB Statement No. 128, Earnings Per Share (“SFAS 128”), we compute basic loss per share by dividing the applicable net loss by the weighted average number of common shares outstanding during the respective period. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock equivalents, including stock options and warrants, unless the effect is to reduce a loss or increase the income per common share from continuing operations. As we incurred losses in three month periods ended October 31, 2008 and 2007, we did not include common stock equivalent shares in the computation of net loss per share as the effect would have been anti-dilutive. Therefore, both the basic and diluted loss per common share for the three month periods ended October 31, 2008 and 2007 are based on the weighted average number of shares of our common stock outstanding during the periods.

               Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except Statement No. 123R and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities to years beginning after November 15, 2008 (our fiscal year ending July 31, 2010). As a result, we are only partially adopting SFAS No. 157 as it relates to our financial assets and liabilities until we are required to apply this pronouncement to our non-financial assets and liabilities beginning with fiscal year 2010.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective, however the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Under SFAS No. 159, we would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. This statement became effective for us August 1, 2008, however, we did not elect the fair value option for any of our financial assets or financial liabilities.

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

Note 3.  Fair Value

Effective August 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. As a result, we only partially adopted SFAS 157 as it relates to our financial assets and liabilities until we are required to apply this pronouncement to our non-financial assets and liabilities beginning with fiscal year 2010. The adoption of SFAS 157 did not have a material impact on our consolidated results of operations or financial condition.

In October 2008, the FASB issued FSP No. SFAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FSP SFAS 157-3”). FSP SFAS 157-3 clarifies the application of SFAS No. 157, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP SFAS 157-3 had no impact on our consolidated results of operations, financial position or cash flows.

SFAS 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 –	Quoted prices in active markets for identical assets or liabilities.

•	Level 2 –	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 –	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table represents our fair value hierarchy for our financial assets (cash equivalents and short-term investment) measured at fair value on a recurring basis as of October 31, 2008:

	Level 1	Level 2	Level 3	Total

Money market funds	$551,853	$—	$—	$551,853
US Government debt securities	4,081,099	—	—	4,081,099

Total	$4,632,952	$—	$—	$4,632,952

Note 4.  Other Equity and Common Stock Transactions

We paid no cash dividends during any of the periods presented, and have never paid cash dividends.

In August 2008, we received an aggregate of $150,000 from the exercise of non-employee options to purchase 50,000 shares of our common stock at an exercise price of $3.00, and received $15,079 from the exercise of options to purchase 28,450 shares of our common stock by two officers, at an average exercise price of $0.53.

In September 2008, we entered into a one year consulting agreement with an independent third party for intellectual property legal services, the compensation being a fee of $11,000 per month and a two-year bi-annual vesting option to purchase 25,000 shares of our common stock. The options, which have an exercise price of $4.41, were valued at $59,745 using the Black-Scholes Option Pricing Model, assuming no dividend yield, volatility of 103.18% and a risk free interest rate of 2.00%. During the three month period ended October 31, 2008 we expensed $4,979 of the options fair value to research and development. The options will be revalued quarterly until fully vested with any change to fair value expensed.

In October 2008, we issued 10,000 shares in exchange for consulting services, valued at $24,600 based on the market price of $2.46 per share. In addition, there was a net exercise from one of our directors on 165,000 options that resulted in the issuance of 133,430 shares of our common stock. As these shares were net exercised, as permitted under the respective option agreements, we did not receive any cash. Furthermore, during the three months ended October 31, 2008 we recorded $57,412 of employee stock option expense.

At October 31, 2008, we had outstanding warrants to purchase 880,351 shares of our common stock with exercise prices ranging from $0.50 to $8.60. These warrants expire at various times between March 2009 and October 2012.

Note 5.  Stock-Based Compensation

We have, or have had during the fiscal years presented herein, the following equity incentive plans (the “Plans”) pursuant to which we have granted options to acquire our common stock: the 1998 Directors and Officers Stock Option Plan; the 2001 Directors and Officers Stock Option Plan: the 2001 ETIH2O Stock Option Plan; the 2001 Consultants and Advisors Stock Option Plan; the 2002 Non-Qualified Stock Option Plan; the 2002 Employee Incentive Stock Option Plan; the 2004 Consultants and Advisors Stock Option Plan; and the 2007 Equity Incentive Plan. The Plans are administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”). The exercise price for stock options, or the value of other incentive grants granted under the Plans, are set by the Compensation Committee but may not be for less than the fair market value of the shares on the date the award is granted. The period in which options can be exercised is set by the Compensation Committee but is not to exceed five years from the date of grant.

On August 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS123(R)”), requiring us to recognize expense related to the fair value of share-based compensation awards to employees and directors. We elected to use the modified-prospective-transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior fiscal years. We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period defined pursuant to the terms of the consulting agreement may be different. Share-based compensation expense for awards granted subsequent to July 31, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share based compensation for the three month periods ended October 31, 2008 and 2007:

	For the three month periods ended October 31,
	2008	2007
Expected price volatility	97.70% - 103.18%	88.27% - 91.36%
Risk-free interest rate	2.00%	5.25%
Expected rate of forfeiture	0.0%	0.0%
Expected dividend yield	0.0%	0.0%
Weighted average expected term	1.89 years	1.63 years

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

Following the guidance of Staff Accounting Bulletin No. 107 (“SAB 107”), we have been following the “Simplified Method” to determine the expected term of “Plain Vanilla” options issued to employees and directors. All of our outstanding options granted to employees and directors are Plain Vanilla options. Under the Simplified Method, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. In SAB 107, the Staff stated that it would not expect a company to use the Simplified Method for share option grants after December 31, 2007, however on December 21, 2007, the SEC published Staff Accounting Bulletin No. 110 (“SAB 110”), which expressed the views of the Staff regarding the continued use of a Simplified Method in certain circumstances where a company is unable to rely on historical data. We are unable to rely on our historical exercise data as there have been only a limited number of option exercises in recent periods; there have been a limited number of plan participants which is expected to grow; our common stock was traded until April 2008 on the illiquid Bulletin Board but our common stock is now listed on the NASDAQ Capital Market; we have had over recent years significant trading blackout periods for employees and directors; there has been minimal employee and director turnover; we have recently changed the terms of employee stock option grants to reduce the term of such grants; there are no comparable companies in terms of size, location and industry (particularly as we are developing a platform technology and operate in multiple industries); and we have had significant structural changes in our business including the sale of the Water Treatment Division and abandonment of our Triglycylboride technology, and expect to continue to change in the foreseeable future. We are therefore, under the guidance of SAB 110, continuing to use the Simplified Method to determine the expected term of options issued to employees and directors, but will continually evaluate our historical data as a basis for determining the expected terms of such options.

Our estimation of the expected term for stock options granted to parties other than employees or directors is the contractual term of the option award.

For the purposes of estimating the fair value of stock option awards, the risk-free interest rate used in the Black-Scholes calculation is based on the prevailing U.S. Treasury yield as determined by the U.S. Federal Reserve. We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future.

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

The following table sets forth the share-based compensation expense recorded in our consolidated statements of operations for the three month periods ended October 31, 2008 and 2007 resulting from share-based compensation awarded to our employees, directors and third party service providers:

	Three Months Ended October 31, 2008	Three Months Ended October 31, 2007

Share-based compensation for employees and directors:
Selling expense	$—	$—
General and administrative expenses	57,412	24,822
Research and development	—	—

Total share-based compensation for employees and directors	57,412	24,822
Share-based compensation for third party service providers:
Selling expense	$—	$—
General and administrative expenses	24,600	43,750
Research and development	4,979	—

Total share-based compensation for third party service providers	29,579	43,750

Total share-based compensation expense	$86,991	$68,572

A summary of stock option activity is as follows:

	Number of Shares	Weighted-Average Exercise Price ($)	Aggregate Intrinsic Value ($000's)
Balance at July 31, 2008	7,442,447	$1.62

Granted	35,000	$4.41
Exercised	(211,880)	$1.11
Forfeited / Cancelled	(131,570)	$0.74

Balance at October 31, 2008	7,133,997	$1.67	$14,152

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.50 to $0.75	2,364,531	1.27	$0.53	2,364,531	1.27	$0.53
$0.80 to $1.20	729,166	2.07	$0.81	729,166	2.07	$0.81
$1.50 to $7.50	4,040,300	2.12	$2.49	3,696,300	2.23	$2.39
	7,133,997	1.83	$1.67	6,789,997	1.88	$1.57

Cash received from options exercised for the three month periods ended October 31, 2008 and 2007 was $165,079 and $363,750, respectively. The intrinsic value of all options exercised during the three month periods ended October 31, 2008 and 2007 was $505,784 and $3,337,650, respectively, and the weighted-average grant date fair value of equity options granted during the three month periods ended October 31, 2008 and 2007 was $2.30 and $3.69, respectively.

As of October 31, 2008, there was $265,375 of unrecognized non-cash compensation cost related to unvested options, which will be recognized over a weighted average period of 1.3 years.

Note 6.  Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. Inventories at October 31, 2008 and July 31, 2008 consisted of:

	October 31, 2008	July 31, 2008

Raw Materials	$243,256	$252,491
Work in Progress	—	—
Finished Goods	188,766	117,552

	$432,022	$370,043

Note 7.  Business Segment and Sales Concentrations

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

Our customers are strategic partners who are developing markets for products that include our SDC technology, and distributors who sell products containing SDC under multiple regulatory approvals. During the three month period ended October 31, 2008, 83% of sales were made to three strategic partners that are also developing markets for our products. 100% of sales for the period were made to U.S. domestic customers.

All of our tangible assets are located in the United States.

Note 8.  Subsequent Events

There have been no subsequent events.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of this Quarterly Report on Form 10-Q to conform such statements to actual results or to changes in our expectations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in Item 1A of Part II of this Quarterly Report under the Caption “Risk Factors” and in our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008, previously filed with the Securities and Exchange Commission (“SEC”).

Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to: our limited operating history; our history of losses; our future capital needs; the rapidly changing technologies and market demands; the failure of our products to achieve broad acceptance; our failure to successfully compete; our dependence on a single product; our failure to comply with government regulation; the loss of a key member of our management team; our failure to protect our intellectual property; our exposure to intellectual property and product liability claims; changes in government policies and other risks identified in Item 1A of this Quarterly Report on Form 10-Q.

OVERVIEW

PURE Bioscience (sometimes referred to herein as the “Company” or “we”) was incorporated in the state of California on August 24, 1992. We began as a provider of pharmaceutical water purification products. We now focus on markets that we believe have broader potential by developing new, proprietary bioscience products based upon our patented silver ion antimicrobial technologies. We are developing technology-based bioscience products, including our silver dihydrogen citrate-based antimicrobials, which we believe have the potential to provide best in class, non-toxic solutions to numerous global health challenges and represent innovative advances in diverse markets. We believe that our technologies are in a position to contribute significantly to today’s global trend toward industrial and consumer use of “green” products, while providing competitive advantages in efficacy and safety.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 VS. THREE MONTHS ENDED OCTOBER 31, 2007

Revenue and Gross Margin

For the three months ended October 31, 2008 (the “First Quarter”), revenues of $110,600 increased by $15,300, or 16%, compared with the three months ended October 31, 2007. The increase is primarily due to new customers with whom we have entered into development and distribution agreements over the last year. 83% of sales for the First Quarter were made to three strategic partners that are pursuing regulatory approvals and developing markets for our products. 100% of sales for the First Quarter were to U.S. domestic customers.

Gross profit for the First Quarter was $50,800, compared with $63,600 in the same period of the prior fiscal year. The gross margin percentage decreased from 67% in the prior fiscal year to 46% in the current period, due primarily to product mix. During the First Quarter, sales were primarily from finished packaged products, while during the three months ended October 31, 2007 a higher proportion of sales were from bulk SDC concentrate, which we sell at higher margins.

Operating Costs

Operating costs increased by $616,600, from $1,084,000 in the three months ended October 31, 2007, to $1,700,600 in the First Quarter. Within these aggregate operating costs, selling expenses increased by $63,000 to $151,200 in the First Quarter compared with the same period in the prior fiscal year. The increase in selling expenses is primarily due to approximately $75,500 of additional salary expense, which was partially offset by $12,500 of consulting fees in the three month period ended October 31, 2007.

General and administrative expenses increased by $554,800, to $1,262,400 in the First Quarter, compared with the three months ended October 31, 2007. Accounting fees increased by $97,300 compared with the same period in the prior fiscal year. The increase was mainly due to costs associated with Sarbanes-Oxley compliance. Legal fees charged to general and administrative expense, primarily related to the development of contracts and protection of our intellectual property, increased by $127,000 compared to the same period in the prior fiscal year. Additionally, payroll related expenses increased quarter-over-quarter by $207,400 due to new hires, salary increases and bonuses. Other general and administrative expenditures such as depreciation, insurance and board of director fees also increased during the First Quarter.

Research and development costs decreased by $1,200 from $288,200 in the three months ended October 31, 2007 to $287,000 in the First Quarter. Decreases in patent maintenance fees and third party consulting were partially offset by increases in payroll, stock option expense and third-party testing. We do not currently expect our research and development expense to grow significantly in future periods; however, if opportunities arise, particularly in the development and testing of new formulations, we will evaluate the need for additional research expenditures based on potential market sizes and our estimation of the likelihood of our technology achieving successful results.

Our loss from operations before taxes increased by $629,400 from a loss of $1,020,400 for the three months ended October 31, 2007 to a loss of $1,649,800 for the First Quarter.

Other Income

Other income increased by $32,700 in the First Quarter compared to the same period of the prior fiscal year. Gains on the sale of U.S. Treasury Bills were partially offset by decreased interest income from lower average cash balances and lower interest rates.

Net Income (Loss)

Our net loss after taxes increased by $596,600 from a net loss of $1,008,700 for the three months ended October 31, 2007 to a net loss of $1,605,300 for the First Quarter.

LIQUIDITY AND CAPITAL RESOURCES

From inception through the present, we have financed our operations primarily through sales of our equity securities, through lines of credit and the issuance of debentures and in May 2005 by the sale of our Water Treatment Division. At October 31, 2008, we had cash, cash equivalents and short-term investments of $5,128,900, a decrease of $1,503,400 from July 31, 2008, and no long-term debt.

Total current assets at October 31, 2008 were $6,425,900, a decrease of $1,463,700 from July 31, 2008.

Total cash inflows from financing activities for the First Quarter were $165,100. In August 2008, we received an aggregate of $150,000 from the exercise of non-employee options to purchase 50,000 shares of our common stock at an exercise price of $3.00, and received $15,100 from the exercise of options to purchase 28,450 shares of our common stock by two officers, at an average exercise price of $0.53. Cash and cash equivalents at October 31, 2008 were $1,047,800, a decrease for the three month period from July 31, 2008 of $976,600, while short-term investments decreased over the same period by $526,800, to $4,081,100.

During the First Quarter, cash provided by investing activities was $451,700. Of this amount, a net amount (cash purchases less cash sales) of $512,300 was invested in short-term investments. In addition, during the First Quarter we invested $19,700 in patents; however, the capitalized value of our patents at October 31, 2008, primarily related to our silver ion technology, declined by $23,000 due to an excess of patent amortization over capitalization. Total property, plant and equipment at October 31, 2008 of $1,010,000 declined by $24,800 from July 31, 2008 due to an excess of depreciation over new asset acquisitions of $40,900.

Cash used in operating activities for the First Quarter was $1,593,400, compared with $1,087,000 for the same three month period of the prior fiscal year. The increase in operating cash expenditures is primarily a result of increased general and administrative expenses including payroll, insurance, patent related research and development and amounts paid for professional services. Accounts receivable grew by $8,100 from July 31, 2008 to October 31, 2008, while the value of our raw materials and finished goods inventory grew by $62,000 over the same period, primarily due to the purchase of raw materials for our concentrate manufacturing and our bottling processes. In addition, prepaid expenses decreased by $30,400 from July 31, 2008 to October 31, 2008, due to the amortization of prepaid insurance policies of the succeeding year.

At October 31, 2008, we had current liabilities of $835,800, a decrease of $145,700 from July 31, 2008, primarily due to a decline in accounts payable.

At October 31, 2008, we had receivables of $781,600 due from two strategic partners. Although these receivables are out of term, we have not established a reserve because management currently considers the receivables to be fully collectible.

We expect to continue to invest in our manufacturing processes, to improve efficiency and to ensure that we are able to meet anticipated demand.  Additionally, during the next twelve months, we anticipate making significant investments in regulatory applications for new products or additional claims, in our corporate and business development infrastructure and in programs required for us to maintain our compliance with securities laws as well as the listing standards of the NASDAQ Capital Market, among other investments.  We believe, however, that our existing cash resources are sufficient to meet our anticipated needs during the next twelve months.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk at October 31, 2008 is related to our investment portfolio which consists largely of debt instruments and other securities of high quality corporate issuers and the U.S. government and its agencies. From time to time our investments may be exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting only of diversified institutional money market mutual funds investing in A-1 (S&P) or Prime-1 (Moody’s); U.S. Treasury Securities, or United States Government obligations issued by or backed by a federal agency of the United States Government. We do not enter into investments for trading or speculative purposes, and our cash is deposited in, and invested through, highly rated financial institutions in the United States. While our available for sale securities are subject to interest rate risk and would fall in value if market interest rates increased, we estimate that the fair value of our investment portfolio would not decline by a material amount in the event of an increase in market interest rates. We therefore would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We have operated mainly in the United States, and the majority of our sales since inception have been made in U.S. dollars. Further, all of our sales to international markets have been to independent parties in transactions conducted in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

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

Changes in Internal Control Over Financial Reporting

We made no changes in our internal control over financial reporting during the first quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer/Principal Accounting Officer, of the effectiveness of the design and operation of all of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of October 31, 2008.

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

ITEM 1A. RISK FACTORS

Except for the historical information contained herein or incorporated by reference, this quarterly report on Form 10-Q and the information incorporated by reference contains forward-looking statements that involve risks and uncertainties. These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance. These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as well as those discussed in Part I, Item 2 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this quarterly report on Form 10-Q and in any other documents incorporated by reference into this report. You should consider carefully the following risk factors, together with all of the other information included or incorporated in this quarterly report on Form 10-Q. Each of these risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position. If any of the events described below were to occur, our financial condition, results of operations and future growth prospects could be materially and adversely affected and the market price of our common stock could decline. As a result you could lose some or all of any investment you may have made or may make in our common stock.

We have a history of losses, and we may not achieve or maintain profitability

We had a loss of $1,605,316 after taxes for the three month period ended October 31, 2008, a loss of $6,540,300 after taxes for the fiscal year ended July 31, 2008, and a loss of $4,654,900 after taxes for the fiscal year ended July 31, 2007. As of October 31, 2008, we had an accumulated deficit of approximately $33.0 million. We may continue to have losses in the future. If the penetration into the marketplace of SDC is later than anticipated, revenue growth is slower than anticipated or operating expenses exceed expectations, it may take an unforeseen period of time to achieve or sustain profitability and we may never achieve or sustain profitability. Slower than anticipated revenue growth could force us to reduce research, testing, development and marketing of our technology and/or force us to reduce the size and scope of our operations, or cease operations altogether. If we do become profitable in future periods, we have an employment contract with our Chief Executive Officer and President which includes a provision for him to be paid an amount equal to 3% of our net income before taxes, if any. Such payments would reduce our profitability.

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

In addition, the risks associated with our business may more acute during periods of economic slowdown or recession. In addition to other consequences, these periods may be accompanied by decreased consumer spending generally, as well as decreased demand for, or additional downward pricing pressure on, our products. Accordingly, any prolonged economic slowdown or a lengthy or severe recession with respect to either the U.S. or the global economy is likely to have a material adverse effect on our results of operations, financial condition and business prospects. As a result, given the deteriorating position of the U.S. and global economy, as well as the decreasing purchasing power of consumers, we expect that our business will continue to suffer for so long as, and to the extent that, such adverse economic conditions exist.

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

Maintaining compliance with our obligations as a public company may strain our resources and distract management, and if we do not remain compliant our stock price may be adversely affected

Our common stock is registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). It is therefore subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. The SEC continues to issue new and proposed rules, and complying with existing and new rules results in significant costs to us of being a public company, including substantial costs during the fiscal year ending July 31, 2009 and in future years. This additional cost will reduce our future profits or increase our future losses, and a greater proportion of management time and effort will be needed to meet our regulatory obligations than before.

We are required to evaluate our internal controls systems in order to allow management to report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act. Based on the market capitalization of our common stock at January 31, 2008, we met the defined requirements for becoming an accelerated filer, which require us to attest to, and have our Independent Registered Public Accounting Firm attest to, our internal controls under Section 404 of the Sarbanes-Oxley Act. We are also required to file our annual and quarterly reports with the Commission on an accelerated basis. Recent SEC pronouncements suggest that in the next several years we may be required to report our financial results using new International Financial Reporting Standards, replacing U.S. GAAP, which would require us to make significant investments in training, hiring, consulting and information technology. All of these and other reporting requirements and heightened corporate governance obligations that we will face or are already facing will further increase the cost to us, perhaps substantially, of remaining compliant with our obligations under the Exchange Act and the Sarbanes-Oxley Act. In order to meet these incremental obligations, we will need to invest in our corporate and accounting infrastructure and systems, and acquire additional services from third party advisors. As a result of these requirements and investments, we will incur significant additional expenses and will suffer a significant diversion of management’s time. There is no guarantee that we will be able to continue to meet these obligations in a timely manner, and we could therefore be subject to sanctions or investigation by regulatory authorities such as the Commission, the Public Company Accounting Oversight Board, or the NASDAQ Capital Market. Any such actions could adversely affect our financial results and the market price of our common stock, perhaps significantly.

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

Our management and our Board of Directors has significant influence over our direction and policies, and may be able to delay or prevent a change of control of our Company, which could adversely affect our stock price

As of December 8, 2008, Michael L. Krall, our President and Chief Executive Officer, beneficially owned, including exercisable options, approximately 7% of our common stock. As of the same date, our directors and officers as a group beneficially owned, including exercisable options and warrants, approximately 21% of our common stock. As a result, our management, and Mr. Krall in particular, are in a position to significantly influence our direction and policies, the election of our Board and the outcome of any other matters requiring shareholder approval. This concentration of ownership may harm the market price of our common stock by, among other things:

•	delaying, deferring, or preventing a change in control of our Company;

•	impeding a merger, consolidation, takeover, or other business combination involving our Company; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company.

The price of our common stock may be volatile, which may limit our ability to raise capital in the future or cause investment losses for our shareholders

Since our initial public offering in August 1996, the price and trading volume of our common stock have been highly volatile. The price has ranged from below $1 per share to over $8 per share, and the monthly trading volume has varied from under 200,000 shares to over 7.8 million shares. During the twelve months prior to December 8, 2008, the closing price of our common stock on any given day has ranged from $2.46 to $8.50 per share, and the monthly trading volume has varied from approximately 1.2 million shares to approximately 7.9 million shares. In the future, the market price of our common stock may be volatile and could fluctuate substantially due to many factors, including:

•	actual or anticipated fluctuations in our results of operations;

•	the introduction of new products or services, or product or service enhancements by us or our competitors;

•	developments with respect to our or our competitors' intellectual property rights;

•	announcements of significant acquisitions or other agreements by us or our competitors;

•	our sale of common stock or other securities in the future;

•	sales of our common stock by our insiders (management and directors);

•	the trading volume of our common stock;

•	conditions and trends in our industry;

•	changes in our pricing policies or the pricing policies of our competitors;

•	changes in the estimation of the future size and growth of our markets; and

•	general economic conditions.

In addition, the stock market in general, the NASDAQ Capital Market, and the market for shares of novel technology and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, the market prices of securities and biotechnology companies have been unusually volatile in recent months, and many economists expect such unusual volatility to continue for the forseeable future. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, shareholder derivative lawsuits and securities class action litigation have often been instituted against that company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources. In addition, this volatility could adversely affect an investor’s ability to sell shares of our common stock and/or the available price for such shares, and could result in lower prices being available to an investor if the investor wishes to sell their shares at any given time.

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

If outstanding options and warrants to purchase shares of our common stock are exercised, or if other remaining authorized shares of our common stock are issued, the interests of our shareholders could be diluted

We have approximately 8,014,400 shares of common stock reserved for issuance, which includes shares under equity compensation plans, vested and unvested options, and warrants. These shares have a weighted-average exercise price of approximately $2.11. In addition, approximately 12,189,800 authorized shares of our common stock remain available for future issuance under equity compensation plans or otherwise. The exercise of options and warrants, and the sale of shares underlying such options or warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under our stock option plans, and options and warrants yet to be granted or issued.

We may not be able to utilize all of, or any of, our tax net operating loss carry-forwards and our future after-tax earnings, if any, could be reduced

At October 31, 2008, we had federal and California tax net operating loss carry-forwards of approximately $40,350,300 and $30,753,800 respectively. The difference between federal and California tax loss carry-forwards is primarily due to limitations on California loss carry-forwards.

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

ITEM 5.  OTHER INFORMATION

On December 9, 2008, our Board of Directors appointed the Company’s Controller, Mark Elliott, to serve as the Company’s Acting Principal Financial Officer as a result of our Chief Financial Officer’s inability to perform such function due to health-related issues.

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

PURE BIOSCIENCE
By:	/s/ Michael L. Krall
Michael L. Krall, President/CEO December 10, 2008

By:	/s/ Mark S. Elliott
Mark S. Elliott, Acting Principal Financial Officer December 10, 2008