Form 10-Q
period 2009-01-31
PURE BIOSCIENCE
filed 2009-03-12
CIK 1006028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file No. 0-21019

PURE BIOSCIENCE
(Exact name of registrant as specified in charter)

California	33-0530289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1725 Gillespie Way El Cajon, California	92020
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (619) 596-8600

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

        As of March 10, 2009, there were 30,703,199 shares of the registrant’s common stock, no par value, outstanding.

PURE Bioscience
FORM 10-Q
For the Quarterly Period Ended January 31, 2009

TABLE OF CONTENTS

PART 1 — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited):

Consolidated Balance Sheets as of January 31, 2009 and July 31, 2008

Consolidated Statements of Operations for the six months ended January 31, 2009 and 2008

Consolidated Statements of Cash Flows for the six months ended January 31, 2009 and 2008

Notes to Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

PURE Bioscience

CONSOLIDATED BALANCE SHEETS

	(Unaudited) January 31, 2009	July 31, 2008

ASSETS
Current Assets
Cash and cash equivalents	$519,360	$2,024,400
Short-term investments	3,548,012	4,607,888
Accounts receivable, net of allowance for doubtful accounts
of $781,627 at January 31, 2009 and $0 at July 31, 2008	18,962	834,721
Inventories, net	475,479	370,043
Prepaid expenses	121,577	52,560

Total current assets	4,683,390	7,889,612

Total property, plant and equipment, net	968,440	1,034,835

Patents	1,970,584	2,016,391

Total assets	$7,622,414	$10,940,838

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$232,042	$596,132
Accrued liabilities	172,042	126,141
Deferred revenue	—	256,793
Taxes payable	1,600	2,400

Total current liabilities	405,684	981,466

Deferred rent	18,971	15,798

Total liabilities	424,655	997,264
Stockholders' Equity
Preferred Stock, no par value:
5,000,000 shares authorized, no shares issued	—	—
Class A common stock, no par value:
50,000,000 shares authorized
30,703,199 issued and outstanding at January 31, 2009, and
29,573,936 issued and outstanding at July 31, 2008	36,388,856	35,436,077
Additional Paid-In Capital	4,292,706	4,155,608
Warrants:
844,351 issued and outstanding at January 31, 2009, and
880,351 issued and outstanding at July 31,2008, and	1,756,188	1,766,159
Accumulated other comprehensive income	17,933	18,588
Accumulated deficit	(35,257,924)	(31,432,858)

Total stockholders' equity	7,197,759	9,943,574

Total liabilities and stockholders' equity	$7,622,414	$10,940,838

The accompanying notes are an integral part of the consolidated financial statements

PURE Bioscience

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended January 31,		For the Three Months Ended January 31,
	2009	2008	2009	2008
REVENUES FROM PRODUCT SALES
Net revenues	$145,382	$247,724	$34,762	$152,434
Cost of sales	70,634	82,180	10,822	50,487

Gross profit	74,748	165,544	23,940	101,947

OTHER REVENUES
Revenues from license agreements	250,000	—	250,000	—
Cost of other revenues	—	—	—	—

Gross profit	250,000	—	250,000	—

Total gross profit	324,748	165,544	273,940	101,947

Selling expenses	337,131	294,799	185,938	206,597
General and administrative expenses	3,120,782	1,877,696	1,858,348	1,170,087
Research and development	740,953	591,503	453,991	303,298

Total operating expenses	4,198,866	2,763,998	2,498,277	1,679,982

Loss from operations	(3,874,118)	(2,598,454)	(2,224,337)	(1,578,035)

Other income and (expense):
Interest income	10,263	18,761	1,500	7,104
Other	38,789	17,282	3,087	17,224

Total other income (expense)	49,052	36,043	4,587	24,328

Net loss before income taxes	(3,825,066)	(2,562,411)	(2,219,750)	(1,553,707)
Income tax provision	—	—	—	—

Net loss	$(3,825,066)	$(2,562,411)	$(2,219,750)	$(1,553,707)

Net loss per common share, basic and diluted	$(0.13)	$(0.10)	$(0.07)	$(0.06)

Weighted average common shares used in
computing basic and diluted net loss per common share	29,896,168	26,325,550	30,124,247	27,317,532

The accompanying notes are an integral part of the consolidated financial statements

PURE Bioscience

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended January 31,
	2009	2008
Cash flows from operating activities:

Net loss	$(3,825,066)	$(2,562,411)

Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization and depreciation	218,519	195,599
Stock-based compensation	185,727	532,621
Allowance for doubtful accounts	781,627	—
Changes in assets and liabilities:
Accounts receivable	34,132	(95,672)
Other receivables and interest receivable	—	(14,076)
Prepaid expense	(69,017)	(164,743)
Inventories	(105,436)	(138,346)
Deferred rent	3,173	12,290
Deferred revenue	(256,793)	—
Accounts payable and accrued liabilities	(318,189)	(86,609)
Income tax payable	(800)	—

Net cash (used) in operating activities	(3,352,123)	(2,321,347)

Cash flows from investing activities
Investment in patents	(39,684)	(72,495)
Purchase of property, plant and equipment	(66,632)	(93,812)
Purchases of short-term investments	(4,076,992)	(4,749,973)
Sales of short-term investments	5,136,212	708,057

Net cash provided by (used) in investing activities	952,904	(4,208,223)

Cash flows from financing activities

Net proceeds from the sale of common stock	—	7,740,967
Proceeds from exercise of stock options and warrants	894,179	792,060

Net cash provided by (used in) financing activities	894,179	8,533,027

Net increase (decrease) in cash and cash equivalents	(1,505,040)	2,003,457

Cash and cash equivalents at beginning of period	2,024,400	735,654

Cash and cash equivalents at end of period	$519,360	$2,739,111

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

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the statements and accompanying notes, and actual results could differ materially from those estimates. The results of operations for the three and six months ended January 31, 2009 are not necessarily indicative of the results of operations for the full year, or any future periods.

Note 2. Nature of Business and Summary of Significant Accounting Policies

        Concentration of Credit Risk

As of January 31, 2009 and July 31, 2008, all cash deposits and short-term investments were invested in either U.S. FDIC insured bank accounts; institutional money market mutual funds investing in A-1 (S&P) or Prime-1 (Moody’s); U.S. Treasury Securities, or United States Government obligations issued by or backed by a federal agency of the United States Government.

At January 31, 2009, $404,540 of our cash and cash equivalents were maintained at two separate major financial institutions in the United States in accounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. Effective October 3, 2008, the Emergency Economic Stabilization Act of 2008 raised the FDIC deposit coverage limits to $250,000 per owner from $100,000 per owner. The enhanced limits are currently available through December 31, 2009.

Also at January 31, 2009, $114,820 of our cash and cash equivalents were held in accounts maintained at two separate major financial institutions in the United States that are provided with up to $500,000 in protection by the Securities Investor Protection Corporation (“SIPC”) should such a firm close due to bankruptcy or other financial difficulties and customer assets are missing.

Our short-term investments of $3,548,012 at January 31, 2009 were all invested in U.S. Treasury Bills with remaining maturities of less than 360 days, and were held at a major financial institution in the United States. Assets held within this brokerage account are provided with up to $500,000 in protection by the SIPC.

We have not experienced any losses in our cash, cash equivalents and short-term investments and believe we are not exposed to any significant credit risk. At times, deposits held may exceed the amount of insurance provided by the FDIC or SIPC. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear low risk.

Other financial instruments that potentially subject us to concentrations of credit risk consist of accounts receivable. We extend credit to our customers based on credit evaluations and past payment performance, but do not obtain collateral to secure our accounts receivable.

        Revenue Recognition

During the periods presented herein our product revenue was derived from the sale of silver dihydrogen citrate (“SDC”) concentrate and the sale of finished packaged products containing SDC. We recognize revenue from sales of these products under the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition, which is generally when we ship the products free on board from either our facility or from third party packagers, we have transferred title to the goods, and we have eliminated our risk of loss.

Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. See Note 3 for further information regarding our licensing revenues and amounts previously recorded as deferred revenue in the consolidated balance sheets.

        Cost of Goods Sold

Cost of goods sold for product sales includes direct and indirect costs to manufacture products, including materials consumed, manufacturing overheads, shipping costs, salaries, benefits and related expenses of operations. Cost of goods sold related to licensing revenues recorded in the three and six month period ended January 31, 2009 were zero, as we did not incur any costs directly related to our commitments under the agreement to allow a third party a limited time period to exclusively evaluate our SDC technology.

        Intangible Assets / Long-Lived Assets

Our intangible assets primarily consist of the worldwide patent portfolio of our silver ion technologies. Outside legal costs and filing fees related to obtaining patents are capitalized as incurred. The total amounts capitalized for pending patents were $20,021 and $39,622 in the three month periods ended January 31, 2009 and 2008, respectively, and $39,684 and $72,495 in the six month periods ended January 31, 2009 and 2008, respectively. Patents are stated net of accumulated amortization of $1,165,757 and $1,080,265 at January 31, 2009 and July 31, 2008, respectively. The cumulative cost of acquiring patents is amortized on a straight-line basis over the estimated remaining useful lives of the patents, generally between 17 and 20 years from the date of issuance. At January 31, 2009, the weighted average remaining amortization period for all patents was approximately 11.3 years. Amortization expense for the three month periods ended January 31, 2009 and 2008 was $42,877 and $44,048, respectively, and for the six month periods ended January 31, 2009 and 2008 was $85,491 and $87,445, respectively.

        Accounting for Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) revised SFAS 123(R), Share-Based Payment, which establishes accounting for share-based awards exchanged for employee and Director services and requires us to expense the estimated fair value of these awards over the applicable service period. Under SFAS No. 123(R), share-based compensation cost is measured at the grant date based on the estimated fair value of the award, and is recognized as expense over the applicable service period. We do not have, and have not had during the six month periods ended January 31, 2009 or 2008, any stock option awards with market or performance conditions.

        Stock Options to Non-Employees

Charges for stock options granted to non-employees have been determined in accordance with SFAS No. 123(R) and EITF No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, whereby we use the estimated fair value of the stock options issued, based on the Black-Scholes Option Pricing Model. During the three month period ended January 31, 2009 we recorded $702 in research and development expense; and during the three month period ended January 31, 2008 we recorded $75,205 in selling expense, and $3,253 in research and development expense. During the six month period ended January 31, 2009 we recorded $5,681 in research and development expense; and during the six month period ended January 31, 2008 we recorded $75,205 in selling expense, and $13,011 in research and development expense.

        Cash, Cash Equivalents and Short-term Investments

We consider all liquid investments with maturities of ninety days or less when purchased to be cash equivalents. Our short-term investments have maturities of greater than ninety days from the date of purchase. We classify securities as “available-for-sale” in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and carry these investments at fair value with any unrealized gains and losses reported as a component of shareholders’ equity on the consolidated balance sheets and in the statements of shareholders’ equity. All of our short-term investments as of July 31, 2008 and January 31, 2009 are carried at fair value, based upon market prices quoted on the last day of the fiscal period, and are considered available for sale. We use the specific identification method to determine the cost of debt securities sold, and include gross realized gains and losses in investment income. Realized gains recorded for the three month periods ended January 31, 2009 and 2008 were $3,086 and $17,188, respectively, and for the six month periods ended January 31, 2009 and 2008 were $38,788 and $23,090, respectively. All interest and dividends received from short-term investments are included in interest income.

        Comprehensive Income

SFAS 130, Reporting Comprehensive Income, requires us to display comprehensive income or loss and its components as part of our consolidated financial statements. Our comprehensive loss includes our net loss and certain changes in equity that are excluded from our net loss, including unrealized holding gains and losses on available-for-sale securities. SFAS 130 requires such changes in shareholders’ equity to be included in accumulated other comprehensive income or loss. For the three month periods ended January 31, 2009 and 2008, our comprehensive loss was $2,205,923 and $1,483,876, respectively. During the three month periods ended January 31, 2009 and 2008, unrealized gains on available for sale securities increased by of $13,826 and $69,831, respectively. Realized gains on the sale of available for sale securities, which are included in our net loss for the three month periods ended January 31, 2009 and 2008, were $3,086 and $17,188, respectively. For the six month periods ended January 31, 2009 and 2008, our comprehensive loss was $3,825,721 and $2,490,222, respectively. During the six month period ended January 31, 2009, unrealized gains on available for sale securities declined by $655, and in the six month period ended January 31, 2008, unrealized gains on available for sale securities increased by $72,189. Realized gains on the sale of available for sale securities, which are included in our net loss for the six month periods ended January 31, 2009 and 2008, were $38,788 and 23,090, respectively.

        Net Loss Per Common Share

In accordance with FASB Statement No. 128, Earnings Per Share (“SFAS 128”), we compute basic loss per share by dividing the applicable net loss by the weighted average number of common shares outstanding during the respective period. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock equivalents, including stock options and warrants, unless the effect is to reduce a loss or increase the income per common share from continuing operations. As we incurred losses in three and six month periods ended January 31, 2009 and 2008, we did not include common stock equivalent shares in the computation of net loss per share as the effect would have been anti-dilutive. Therefore, both the basic and diluted loss per common share for the three and six month periods ended January 31, 2009 and 2008 are based on the weighted average number of shares of our common stock outstanding during the periods.

        Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except Statement No. 123R and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities to years beginning after November 15, 2008 (our fiscal year ending July 31, 2010). As a result, we are only partially adopting SFAS No. 157 as it relates to our financial assets and liabilities until we are required to apply this pronouncement to our non-financial assets and liabilities beginning with the fiscal year ending July 31, 2010.

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

Note 3. Licensing Revenue

During the three month period ended July 31, 2008 we recorded deferred revenue on receipt of a non-refundable fee of $250,000 which we received subject to an agreement whereby we allowed a third party a limited time period to exclusively evaluate our SDC technology for use within specified indications and for certain products. On termination of the agreement on January 31, 2009, we recognized the $250,000 as licensing revenue in the consolidated statements of operations for the three month period ended January 31, 2009.

Note 4. Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances. The allowance for doubtful accounts was $781,600 and zero at January 31, 2009 and July 31, 2008, respectively. The allowance for doubtful accounts at January 31, 2009 is made up of amounts billed during prior periods to two international distributors. During the year ended July 31, 2008 we granted non-exclusive distribution and blending rights to a new distributor for the sale of SDC-based products in Colombia. In addition, we granted non-exclusive distribution and blending rights to a second distributor, which is affiliated with the first distributor, for the sale of SDC-based products in Argentina, Venezuela, Panama and Costa Rica. During the three month period ended January 31, 2009 we determined these accounts to be delinquent. We therefore established a full reserve and recorded $781,600 as bad debt expense, within general and administrative expense, in the consolidated statements of operations for the three month period ended January 31, 2009. Subsequent to July 31, 2008 we have not sold any products to either of the two referenced distributors.

Management currently considers all other accounts receivable to be fully collectible.

Note 5. Fair Value

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

SFAS 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1	Quoted prices in active markets for identical assets or liabilities.
•	Level 2	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•	Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table represents our fair value hierarchy for our financial assets (cash, cash equivalents and short-term investments) measured at fair value on a recurring basis as of January 31, 2009:

	Level 1	Level 2	Level 3	Total

Money market funds	$2,086	$—	$—	$2,086
US Government debt securities	3,548,012	—	—	3,548,012

Total	$3,550,098	$—	$—	$3,550,098

Note 6. Other Equity and Common Stock Transactions

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

In December 2008, we received $631,600 from the exercise of options to purchase 339,800 shares of our common stock by one of our directors, at an average exercise price of $1.86. In the same month, there were net exercises by two of our officers of 444,531 options that resulted in the issuance of 371,583 shares of our common stock. As these shares were net exercised, as permitted under the respective option agreements, we did not receive any cash.

In January 2009, we received $79,500 from a director for the exercise of options to purchase 150,000 shares of our common stock at an exercise price of $0.53; and received $18,000 from the same director for the exercise of common stock warrants to purchase 36,000 shares of our common stock at an exercise price of $0.50. Furthermore, we issued 10,000 shares in exchange for consulting services, valued at $34,000, and recorded $64,032 of employee stock option expense.

At January 31, 2009, we had outstanding warrants to purchase 844,351 shares of our common stock with exercise prices ranging from $2.56 to $8.60. These warrants expire at various times between March 2009 and October 2012.

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

On August 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS123(R)”), requiring us to recognize expense related to the fair value of share-based compensation awards to employees and directors. We elected to use the modified-prospective-transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior fiscal years. We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period defined pursuant to the terms of the consulting agreement may be different. Share-based compensation expense for awards granted subsequent to July 31, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share based compensation for the six month periods ended January 31, 2009 and 2008:

	For the six month periods ended January 31,
	2009	2008
Expected price volatility	97.7%-128.7%	66.1% - 107.3%
Risk-free interest rate	0.25%-2.00%	3.50% - 5.25
Expected rate of forfeiture	0.0%	0.0%
Expected dividend yield	0.0%	0.0%
Weighted average expected term	2.56 years	2.0 years

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

The following table sets forth the share-based compensation expense recorded in our consolidated statements of operations for the three and six month periods ended January 31, 2009 and 2008 resulting from share-based compensation awarded to our employees, directors and third party service providers:

	Three Months Ended January 31, 2009	Three Months Ended January 31, 2008

Share-based compensation for employees and directors:
Selling expense	$—	$—
General and administrative expenses	64,032	375,833
Research and development	—	—

Total share-based compensation for employees and directors	64,032	375,833

Share-based compensation for third party service providers:
Selling expense	$—	$—
General and administrative expenses	34,000	51,736
Research and development	702	—

Total share-based compensation for third party service providers	34,702	51,736

Total share-based compensation expense	$98,734	$427,569

	Six Months Ended January 31, 2009	Six Months Ended January 31, 2008

Share-based compensation for employees and directors:
Selling expense	$—	$—
General and administrative expenses	121,446	400,655
Research and development	—	—

Total share-based compensation for employees and directors	121,446	400,655

Share-based compensation for third party service providers:
Selling expense	$—	$51,736
General and administrative expenses	58,600	43,750
Research and development	5,681	—

Total share-based compensation for third party service providers	64,281	95,486

Total share-based compensation expense	$185,727	$496,141

A summary of stock option activity is as follows:

	Number of Shares	Weighted-Average Exercise Price ($)	Aggregate Intrinsic Value ($000's)
Balance at July 31, 2008	7,442,447	$1.62

Granted	35,000	$4.41
Exercised	(211,880)	$1.11
Forfeited / Cancelled	(131,570)	$0.74

Balance at October 31, 2008	7,133,997	$1.67	$14,152
Granted	75,000	$3.08
Exercised	(861,383)	$1.05
Forfeited / Cancelled	(445,148)	$2.63

Balance at January 31, 2009	5,902,466	$1.73	$7,190

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.50 to $0.75	1,770,000	1.23	$0.53	1,770,000	1.23	$0.53
$0.80 to $1.20	729,166	1.82	$0.81	729,166	1.82	$0.81
$1.50 to $7.50	3,403,300	2.27	$2.56	3,220,400	2.32	$2.41
	5,902,466	1.90	$1.73	5,719,566	1.92	$1.63

Cash received from options and warrants exercised for the three month periods ended January 31, 2009 and 2008 was $729,100 and $402,750, respectively. The intrinsic value of all options exercised during the three month periods ended January 31, 2009 and 2008 was $1,331,557 and $3,285,027, respectively, and the weighted-average grant date fair value of equity options granted during the three month periods ended January 31, 2009 and 2008 was $2.16 and $3.05, respectively.

Cash received from options and warrants exercised during the six month periods ended January 31, 2009 and 2008 was $894,179 and $766,500, respectively. The intrinsic value of all options exercised during the six month periods ended January 31, 2009 and 2008 was $1,837,340 and $6,622,677, respectively, and the weighted-average grant date fair value of equity options granted during the six month periods ended January 31, 2009 and 2008 was $1.91 and $2.85, respectively.

As of January 31, 2009, there was $367,748 of unrecognized non-cash compensation cost related to unvested options, which will be recognized over a weighted average period of 1.1 years.

Note 8. Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. Inventories at January 31, 2009 and July 31, 2008 consisted of:

	January 31, 2009	July 31, 2008

Raw Materials	$233,331	$252,491
Work in Progress	—	—
Finished Goods	242,148	117,552

	$475,479	$370,043

Note 9. Business Segment and Sales Concentrations

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

Our customers are strategic partners who are developing markets for products that include our SDC technology, and distributors who sell products containing SDC under multiple regulatory approvals. During the three month period ended January 31, 2009, 90% of product sales were made to five strategic partners that are also developing markets for our products. During the six month period ended January 31, 2009, 71% of product sales were made to three strategic partners that are also developing markets for our products. 100% of product sales for the six month period ended January 31, 2009 were made to U.S. domestic customers.

During the three month period ended January 31, 2009, 100% of our product sales were of bulk Axen30 or finished packaged products containing Axen 30, our ready to use product. None of our product sales for the period were of bulk SDC concentrate. During the same period of the prior year, 71% of our product sales were of bulk SDC concentrate and 29% of our product sales were of bulk Axen30 or finished packaged products containing Axen 30.

During the six month period ended January 31, 2009, 10% of our product sales were of bulk SDC concentrate and 90% of our product sales were of bulk Axen30 or finished packaged products containing Axen 30. During the same period of the prior year, 67% of our product sales were of bulk SDC concentrate and 33% of our product sales were of bulk Axen30 or finished packaged products containing Axen 30.

All of our tangible assets are located in the United States.

Note 10. Subsequent Events

None.

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

Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to: our limited operating history; our history of losses; our future capital needs; the rapidly changing technologies and market demands; the failure of our products to achieve broad acceptance; our failure to successfully compete; our dependence on a single product; our failure to comply with government regulation; the loss of a key member of our management team; our failure to protect our intellectual property; our exposure to intellectual property and product liability claims; changes in government policies and other risks identified in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Because the development of our SDC technology is at an early stage of development and commercialization, it is difficult to predict our revenues. Our historical revenues have fluctuated from period to period based on factors that include, but are not limited to, the timing of approvals of our applications and our partners’ applications to regulatory agencies in both the United States and overseas; the timing of product launches by both our strategic partners and, in some cases, their customers and partners; the timing of our entry into new strategic agreements, and the quantities of our products required by our partners to effect new research programs and product launches.

For example, for the six month period ended January 31, 2009 we reported revenues from product sales of $145,400, compared with revenue from product sales in the three month period ended July 31, 2008 of $823,300. During the year ended July 31, 2008 we granted non-exclusive distribution and blending rights to a new partner for the sale of SDC-based products in Colombia. In addition, we granted non-exclusive distribution and blending rights to a second partner, which is affiliated with the first partner, for the sale of SDC-based products in Argentina, Venezuela, Panama and Costa Rica. Our sales of SDC concentrate to these partners in the three month period ended July 31, 2008 were $757,200. We believe that the SDC concentrate was ordered by these partners to provide sufficient material to blend into end-use products for sale, on the receipt of the necessary regulatory approvals in each of these countries.

In future periods, we expect our revenues to continue to fluctuate. In some cases, we will not be aware of the launch of products containing SDC until they are available to end-users, such as under our agreement with Ciba. In February 2009 the first name brand personal care products containing SDC as the active ingredient were launched in Europe by a customer of Ciba. We were not able to anticipate this launch due to the wishes of Ciba’s customer to maintain a competitive position in their respective industry, although we would have sold to Ciba the SDC used as an active ingredient by Ciba’s customer in prior periods.

        Cost of Revenues and Operating Expenses

Costs of Revenue.   Costs of product revenue includes materials consumed, manufacturing overheads, shipping costs, salaries, benefits and related expenses of operations. Gross profit on product sales represents net revenue less the costs of revenue. Gross profit percentage is highly dependent on pricing, contractual agreements, and overhead allocations. We do not believe that historical gross profit margins on product sales are a reliable indicator of future gross profit margins.

During the three month period January 31, 2009 we recorded $250,000 of licensing revenue on the expiration of an agreement whereby we allowed a third party a limited time period to exclusively evaluate our SDC technology. Cost of goods sold related to this revenue was zero, as we did not incur any costs directly related to our commitments under the agreement.

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

Research and Development.   Research and development costs include in-house costs, patent amortization, outside legal costs for maintaining issued patents, and product registration expenditures. We do not currently expect our research and development expense to grow significantly in future periods, however if opportunities arise, particularly in the development and testing of new formulations, we will evaluate the need for additional research expenditures based on potential market sizes and our estimation of the likelihood of our technology achieving successful results.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2009 VS. THREE MONTHS ENDED JANUARY 31, 2008

Revenue and Gross Margin

For the three month period ended January 31, 2009 (the “Second Quarter”), product revenues of $34,800 declined by $117,700, or 77%, compared with the three months ended January 31, 2008. Product revenues for each of the quarters presented were derived from sales of finished products to our non-exclusive distributors, and product provided to our partners for evaluation and testing purposes. 90% of product sales for the Second Quarter were made to five strategic partners that are pursuing regulatory approvals and developing markets for our products. 100% of product sales for the Second Quarter were to U.S. domestic customers.

Gross profit on product sales for the Second Quarter was $23,900, compared with $101,900 in the same period of the prior fiscal year. The gross margin percentage increased from 67% in the prior fiscal year to 69% in the current period. The improvement is primarily due to efficiencies gained in our in-house manufacturing and bottling operations. Such efficiencies were partially offset by an increased proportion of lower margin products sold in the most recent period. During the three month period ended January 31, 2009, 100% of our product sales were of bulk Axen30 or finished packaged products containing Axen 30, our ready to use product. None of our product sales for the period were of bulk SDC concentrate. During the same period of the prior year, 71% of our product sales were of bulk SDC concentrate and 29% of our product sales were of bulk Axen30 or finished packaged products containing Axen 30. We generally sell our SDC bulk concentrate at higher margins than our ready to use products.

During the three month period ended July 31, 2008 we recorded deferred revenue on receipt of a non-refundable fee of $250,000, which we received subject to an agreement whereby we allowed a third party a limited time period to exclusively evaluate our SDC technology for use within specified indications and for certain products. On termination of the agreement on January 31, 2009, we recognized the $250,000 as licensing revenue in the consolidated statements of operations for the Second Quarter. Cost of goods sold related to this revenue was zero, as we did not incur any costs directly related to our commitments under the agreement.

Operating Costs

Operating costs increased by $818,300, from $1,680,000 in the three months ended January 31, 2008, to $2,498,300 in the Second Quarter. Within these aggregate operating costs, selling expenses declined by $20,700 to $185,900 in the Second Quarter compared with the same period in the prior fiscal year. The decrease in selling expenses is primarily due to $91,400 of additional salary expense in the Second Quarter being more than offset by $115,400 of consulting fees in the three month period ended January 31, 2008.

General and administrative expenses increased by $688,300 to $1,858,300 in the Second Quarter, compared with the three months ended January 31, 2008. Included in general and administrative expense for the Second Quarter is $781,600 of expense related to an allowance for doubtful accounts. This amount is made up of amounts billed during prior periods to two international distributors. During the year ended July 31, 2008 we granted non-exclusive distribution and blending rights to a new distributor for the sale of SDC-based products in Colombia. In addition, we granted non-exclusive distribution and blending rights to a second distributor, which is affiliated with the first distributor, for the sale of SDC-based products in Argentina, Venezuela, Panama and Costa Rica. During the three month period ended January 31, 2009 we determined these accounts to be delinquent. We therefore established a full reserve and recorded $781,600 as bad debt expense, within general and administrative expense, in the consolidated statements of operations for the three and six month periods ended January 31, 2009. Subsequent to July 31, 2008 we have not sold any products to either of the two referenced distributors. Management currently considers all other accounts receivable to be fully collectible.

Legal fees charged to general and administrative expense, primarily related to the development of contracts and protection of our intellectual property, increased by $64,100 compared to the same period in the prior fiscal year, while insurance costs increased by $64,700. Other general and administrative expenditures such as depreciation, board of director fees and other professional services also increased during the Second Quarter compared with the same period of the prior fiscal year, however these increases were offset by a decline of $311,400 in stock option expense charged to general and administrative expense. During the three months ended January 31, 2008 we issued an option to purchase up to 100,000 shares of our common stock to a new director, for which $351,000 of expense was recorded in the period. We recognized employee and director stock option non-cash expense in general and administrative expenses for the Second Quarter of $64,000, and for the three months ended January 31, 2008 of $375,800.

Research and development costs, including in-house costs, patent amortization, outside legal costs for maintaining approved patents, and product registration expenditures, increased by $150,700, from $303,300 in the three months ended January 31, 2008 to $454,000 in the Second Quarter. The increase in expense is primarily related to increases in payroll, stock option expense, patent expense and third-party testing. We do not currently expect our research and development expense to grow significantly in future periods; however, if opportunities arise, particularly in the development and testing of new formulations, we will evaluate the need for additional research expenditures based on potential market sizes and our estimation of the likelihood of our technology achieving successful results.

Our loss from operations before taxes increased by $646,300 from a loss of $1,578,000 for the three months ended January 31, 2008 to a loss of $2,224,300 for the Second Quarter.

Other Income

Other income declined by $19,700 in the Second Quarter compared to the same period of the prior fiscal year, due primarily to decreased interest income from lower average cash balances and lower interest rates.

Net Income (Loss)

Our net loss after taxes increased by $666,000 from a net loss of $1,553,700 for the three months ended January 31, 2008 to a net loss of $2,219,800 for the Second Quarter.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2009 VS. SIX MONTHS ENDED JANUARY 31, 2008

Revenue and Gross Margin

For the six months ended January 31, 2009, product revenues of $145,400 declined by $102,300 or 41%, compared with the six months ended January 31, 2008. Product revenues for each of the six month periods presented was derived from sales of finished products to our non-exclusive distributors, and product provided to our partners for evaluation and testing purposes. 71% of product sales for the six months ended January 31, 2009 were made to three strategic partners that are pursuing regulatory approvals and developing markets for our products. 100% of product sales for the six months ended January 31, 2009 were made to U.S. domestic customers.

Gross profit on product sales for the six months ended January 31, 2009 was $74,700, compared with $165,500 in the same period of the prior fiscal year. The gross margin percentage declined from 67% in the prior year to 51% in the current period, primarily due to an increased proportion of lower margin products sold in the most recent period. During the six month period ended January 31, 2009, 10% of our product sales were of bulk SDC concentrate and 90% of our product sales were of bulk Axen30 or finished packaged products containing Axen 30, our ready to use product. During the same period of the prior year, 67% of our product sales were of bulk SDC concentrate and 33% of our product sales were of bulk Axen30 or finished packaged products containing Axen 30. We generally sell our SDC bulk concentrate at higher margins than our ready to use products. The decline in overall gross margin caused by the increased proportion of lower margin products in the most recent period was partially offset by efficiencies gained in our in-house manufacturing and bottling operations.

During the three month period ended July 31, 2008 we recorded deferred revenue on receipt of a non-refundable fee of $250,000 which we received subject to an agreement whereby we allowed a third party a limited time period to exclusively evaluate our SDC technology for use within specified indications and for certain products. On termination of the agreement on January 31, 2009, we recognized the $250,000 as licensing revenue in the consolidated statements of operations for the three and six month periods ended January 31, 2009. Cost of goods sold related to this revenue was zero, as we did not incur any costs directly related to our commitments under the agreement.

Operating Costs

Operating costs increased by 52%, from $2,764,000 in the six months ended January 31, 2008, to $4,199,000 in the six months ended January 31, 2009. Within these aggregate operating costs, selling expenses increased by $42,300, to $337,100 in the current period compared with the same period in the prior fiscal year. The increase in selling expenses is primarily due to $162,500 of additional salary expense for business development personnel, partially offset by $127,900 of consulting fees in the six month period ended January 31, 2008.

General and administrative expenses increased by $1,243,086 or 66%, to $3,120,800 in the six months ended January 31, 2009, compared with the six months ended January 31, 2008. Included in general and administrative expense for the six months ended January 31, 2009 is $781,600 of expense related to an allowance for doubtful accounts. This amount is made up of amounts billed during prior periods to two international distributors. During the year ended July 31, 2008 we granted non-exclusive distribution and blending rights to a new distributor for the sale of SDC-based products in Colombia. In addition, we granted non-exclusive distribution and blending rights to a second distributor, which is affiliated with the first distributor, for the sale of SDC-based products in Argentina, Venezuela, Panama and Costa Rica. During the three month period ended January 31, 2009 we determined these accounts to be delinquent. We therefore established a full reserve and recorded $781,600 as bad debt expense, within general and administrative expense, in the consolidated statements of operations for the three and six month periods ended January 31, 2009. Subsequent to July 31, 2008 we have not sold any products to either of the two referenced distributors. Management currently considers all other accounts receivable to be fully collectible.

General and administrative payroll expense increased by $215,000 year over year due to new hires and salary increases, and accounting and legal fees increased by $269,000. Additionally, insurance, depreciation, rent, and board of director fees accounted for $213,400 of the increase in general and administrative expense for the six months ended January 31, 2009 compared with the six months ended January 31, 2008. These increases were partially offset by a decline of $279,200 in stock option expense for the six month period ended January 31, 2009 compared with the same period of the prior fiscal year. We recognized employee and director stock option non-cash expense in general and administrative expenses for the six months ended January 31, 2009 of $121,400, and for the six months ended January 31, 2008 of $400,700.

Research and development costs, including in-house costs, patent amortization, outside legal costs for maintaining approved patents, and product registration expenditures, increased in the six month period ended January 31, 2009 by 25% to $741,000, compared with the same period in the prior fiscal year. The increase in expense is primarily related to increases in payroll and in third-party testing costs. We do not currently expect our research and development expense to grow significantly in future periods, however if opportunities arise, particularly in the development and testing of new formulations, we will evaluate the need for additional research expenditures based on potential market sizes and our estimation of the likelihood of our technology achieving successful results.

Our loss from operations before taxes increased by $1,275,700, from a loss of $2,598,500 for the six months ended January 31, 2008 to a loss of $3,874,100 for the six months ended January 31, 2009.

Other Income

Other income increased by $13,000 in the current six month period compared to the same period of the prior fiscal year. Gains on the sale of U.S. Treasury Bills were partially offset by decreased interest income from lower average cash balances and lower interest rates.

Net Income (Loss)

Our net loss after taxes increased by $1,262,700, from a net loss of $2,562,400 for the six months ended January 31, 2008 to a net loss of $3,825,100 for the six months ended January 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

From inception through the present, we have financed our operations primarily through sales of our equity securities, through lines of credit and the issuance of debentures and in May 2005 by the sale of our Water Treatment Division. At January 31, 2009, we had cash, cash equivalents and short-term investments of $4,067,400, a decline of $2,564,900 from July 31, 2008, and no long-term debt. Cash and cash equivalents at January 31, 2009 were $519,400, a decrease for the six month period from July 31, 2008 of $1,505,000, while short-term investments decreased over the same period by $1,059,900, to $3,548,000.

Total current assets at January 31, 2009 were $4,683,400, a decrease of $3,206,200 from July 31, 2008. Cash used in operating activities for the six months ended January 31, 2009 was $3,352,100, compared with $2,321,300 for the same six month period of the prior fiscal year. The increase in operating cash expenditures is primarily a result of increased general and administrative expenses including payroll, insurance, legal fees and professional services, and research and development expenses. The value of our raw materials and finished goods inventory grew by $105,400 over the same period, primarily due to the purchase of raw materials for our concentrate manufacturing and our bottling processes. In addition, prepaid expenses increased by $69,000 from July 31, 2008 to January 31, 2009.

During the six months ended January 31, 2009, cash provided by investing activities was $952,900. Of this amount, a net amount (cash sales less cash purchases) of $1,059,200 was provided by short-term investments. In addition, during the six months ended January 31, 2009 we invested $39,700 in patents, however the capitalized value of our patents at January 31, 2009 declined by $45,800 from July 31, 2008 due to an excess of patent amortization over capitalization. Total property, plant and equipment at January 31, 2009 of $968,400 declined by $66,400 from July 31, 2008, due to an excess of depreciation over new asset acquisitions. Our purchases of property, plant and equipment for the six month period ended January 31, 2009 were $66,600.

Total cash inflows from financing activities for the six months ended January 31, 2009 were $894,200, all of which was derived from proceeds from the exercise of stock options and warrants. In August 2008, we received an aggregate of $150,000 from the exercise of non-employee options to purchase 50,000 shares of our common stock at an exercise price of $3.00, and received $15,100 from the exercise of options to purchase 28,450 shares of our common stock by two officers, at an average exercise price of $0.53. In December 2008, we received an aggregate of $631,600 from a director for the exercise of options to purchase 339,800 shares of our common stock at an average exercise price of $1.86. In January 2009, we received $79,500 from a director for the exercise of options to purchase 150,000 shares of our common stock at an exercise price of $0.53; and received $18,000 from the same director for the exercise of common stock warrants to purchase 36,000 shares of our common stock at an exercise price of $0.50.

Net accounts receivable declined by $815,800 from July 31, 2008 to January 31, 2009. During the Second Quarter of the year ending July 31, 2009 we recorded an allowance for doubtful accounts of $781,600 related to amounts, billed in prior periods to two international distributors, which we determined during the quarter to be delinquent.

At January 31, 2009, we had current liabilities of $405,700, a decrease of $575,800 from July 31, 2008, primarily due to a decline in accounts payable of $364,100 and a decline of $256,800 in deferred revenue. In the Second Quarter of 2009, we recognized $250,000 of licensing revenue on the consolidated statements of operations. This amount had previously been recorded as deferred revenue on receipt of a non-refundable fee.

We expect to continue to invest in our manufacturing processes, to improve efficiency and to be able to meet anticipated demand.  Additionally, during the next twelve months, we anticipate making significant investments in regulatory applications for new products or additional claims, in our corporate and business development infrastructure and in programs required for us to maintain our compliance with securities laws as well as the listing standards of the NASDAQ Capital Market, among other investments.  We believe, however, that our cash resources are sufficient to meet our anticipated needs during the next twelve months. Our assessment is based on historical working capital needs, operating loss trends, and our current business outlook. However, we may need additional financing and there can be no assurance that when additional financing is necessary it will be available, or if available, that such financing can be obtained on satisfactory terms or without undue dilution to, or an adverse impact on the rights of, our shareholders. If adequate funds are not available when needed, we may be required to significantly modify our business model to reduce spending to a sustainable level. Such modification of the business model could also result in an impairment of assets which cannot be determined at this time.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk at January 31, 2009 is related to our investment portfolio which consists largely of debt instruments and other securities of high quality corporate issuers and the U.S. government and its agencies. From time to time our investments may be exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting only of diversified institutional money market mutual funds investing in A-1 (S&P) or Prime-1 (Moody’s); U.S. Treasury Securities, or United States Government obligations issued by or backed by a federal agency of the United States Government. We do not enter into investments for trading or speculative purposes, and our cash is deposited in, and invested through, highly rated financial institutions in the United States. While our available for sale securities are subject to interest rate risk and would fall in value if market interest rates increased, we estimate that the fair value of our investment portfolio would not decline by a material amount in the event of an increase in market interest rates. We therefore would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer/Principal Accounting Officer, of the effectiveness of the design and operation of all of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of January 31, 2009.

Changes in Internal Control Over Financial Reporting

We made no changes in our internal control over financial reporting during the Second Quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

Except for the historical information contained herein or incorporated by reference, this quarterly report on Form 10-Q and the information incorporated by reference contains forward-looking statements that involve risks and uncertainties. These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance. These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as well as those discussed in Part I, Item 2 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this quarterly report on Form 10-Q and in any other documents incorporated by reference into this report. You should consider carefully the following risk factors, together with all of the other information included or incorporated in this quarterly report on Form 10-Q. Each of these risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position. If any of the events described below were to occur, our financial condition, our ability to access capital resources, our results of operations and/or our future growth prospects could be materially and adversely affected and the market price of our common stock could decline. As a result you could lose some or all of any investment you may have made or may make in our common stock.

We have a history of losses, and we may not achieve or maintain profitability

We had a loss of $3,825,100 after taxes for the six month period ended January 31, 2009, a loss of $6,540,300 after taxes for the fiscal year ended July 31, 2008, and a loss of $4,654,900 after taxes for the fiscal year ended July 31, 2007. As of January 31, 2009, we had an accumulated deficit of approximately $35.3 million. We may continue to have losses in the future. If the penetration into the marketplace of SDC is later than anticipated, revenue growth is slower than anticipated or operating expenses exceed expectations, it may take an unforeseen period of time to achieve or sustain profitability and we may never achieve or sustain profitability. Slower than anticipated revenue growth could force us to reduce research, testing, development and marketing of our technology and/or force us to reduce the size and scope of our operations, or cease operations altogether. If we do become profitable in future periods, we have an employment contract with our Chief Executive Officer and President which includes a provision for him to be paid an amount equal to 3% of our net income before taxes, if any. Such payments would reduce our profitability.

We do not yet have significant cash inflows from product sales or from other sources of revenue to offset our ongoing and planned investments in corporate infrastructure, research and development projects, regulatory submissions, business development activities, and sales and marketing, among other investments. These investments may not be successful. In addition, some of these investments cannot be postponed and we may be contractually or legally obligated to make them. In future periods we may need to seek additional capital through the issuance of debt, common stock, preferred stock, convertible securities or through other means, any one of which could reduce the value, perhaps substantially, of the common stock we have issued as of the date of this Report on Form 10-Q. We currently have no long-term debt, however the issuance of debt, common stock, preferred stock, or convertible securities in future periods, if any, could lead to the dilution of our existing shareholders. There is no guarantee that we would be able to obtain capital on terms acceptable to us, or at all. Insufficient funds could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or unanticipated customer requirements, and further may require us to delay, reduce or eliminate some or all of our research and product development programs, license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, or to reduce or cease operations.

The risks associated with our business may be more acute during periods of economic slowdown or recession. In addition to other consequences, these periods may be accompanied by decreased consumer spending generally, as well as decreased demand for, or additional downward pricing pressure on our products. Accordingly, any prolonged economic slowdown or a lengthy or severe recession with respect to either the U.S. or the global economy is likely to have a material adverse effect on our results of operations, financial condition and business prospects. As a result, given the current deterioration in U.S. and global economy, as well as the decreasing purchasing power of consumers and institutions, we expect that our business will continue to be adversely affected for so long as, and to the extent that, such adverse economic conditions exist.

If our efforts to achieve and maintain market acceptance of our core SDC technology are not successful, or we fail to obtain necessary governmental approvals, we are unlikely to attain profitability

We have invested a significant portion of our time and financial resources in the development and commercialization of our core SDC technology. Although we believe SDC has applications in multiple industries, we expect that sales of SDC will constitute a substantial portion, or all, of our revenues in future periods. Any material decrease in the overall level of sales or expected sales of, or the prices for, SDC, whether as a result of competition, change in customer demand, or any other factor, would have a materially adverse effect on our business, financial condition and results of operations.

We are marketing our new antimicrobial silver ion technology to industrial and consumer markets. These products have not yet been accepted into the marketplace, and may never be accepted. In addition, even if our products achieve market acceptance, we may not be able to maintain product sales or other forms of revenue over time if new products or technologies are introduced that are more favorably received than our products, are more cost-effective or otherwise render our products less attractive or obsolete. Other risks involved in introducing these new products include liability for product effectiveness and safety, and competition from existing or emerging sources. Additionally, government regulation in the U.S. and in other countries is a significant factor in the development, manufacturing and marketing of many of our products and in our ongoing research and development activities. All products derived from SDC require approval by government agencies prior to marketing or sale in the U.S. or overseas. Complying with applicable government regulations and obtaining necessary clearances or approvals can be time consuming and expensive, and there can be no assurance that regulatory review will not involve delays or other actions adversely affecting the marketing and sale of our products. For example, regulatory review of SDC by the U.S. EPA has historically been time consuming and expensive, due primarily, we believe, to the novel nature of our technology. While we cannot accurately predict such regulatory processes, we expect the review process to remain time consuming and expensive as we, or our partners, apply for approval to market new formulations or to make additional claims. We also cannot predict the extent or impact of future legislation or regulation in the U.S. or overseas.

Some of our new bioscience applications for healthcare markets, food preparation markets and agriculture markets will also require approval by government agencies prior to marketing or sale in the U.S. or overseas. Until we, or our partners, obtain approvals from the appropriate regulatory authorities for future potential product applications, if ever, we will not be able to market or sell such products, which would limit our revenues. Even after approval, if any, we will remain subject to changing governmental policies regulating antimicrobial products.

If we are not able to manage our anticipated growth effectively, we may not become profitable

We anticipate that expansion will continue to be required to address potential market opportunities for our SDC technology. There can be no assurance that our infrastructure will be sufficiently scalable to manage any future growth. There also can be no assurance that if we continue to expand our operations, management will be effective in expanding our physical facilities or that our systems, procedures or controls will be adequate to support such expansion. In addition, we will need to provide additional sales and support services to our partners if we achieve our anticipated growth with respect to the sale of our SDC technology for various applications. Failure to properly manage an increase in customer demands could result in a material adverse effect on customer satisfaction, our ability to perform on new contracts and on our operating results.

The industries in which we operate are heavily regulated and we may be unable to compete effectively

We are a bioscience company focused on the marketing and continued development of our electrolytically generated stabilized ionic silver technology, including our flagship SDC antimicrobial. While the rewards in these fields are potentially great, the risks, regulatory hurdles and costs of doing business in our target markets are high. Our SDC is a platform technology rather than a single use applied technology. As such, products developed from the platform fall under the jurisdiction of multiple U.S. and international regulatory agencies. We currently have U.S. EPA registration for our 2400-parts per million (ppm) technical grade SDC concentrate (trade name Axenohl), as well as for our Axen and Axen30 hard surface disinfectant products for commercial, industrial and consumer applications including restaurants, homes and medical facilities. We intend to fund and manage additional U.S. EPA-regulated product development internally, in conjunction with our regulatory consultants and potentially by partnering with other third parties. We are also partnering, or intend to partner, with third parties who are seeking, or intend to seek, approvals to market SDC-based products in markets outside the U.S. However, the introduction of additional regulated antimicrobial products in the U.S. or in markets outside the U.S. could take several years, or may never be achieved. In addition, doing business internationally carries a great deal of risk with regard to foreign government regulation, banking, currency fluctuation, and many other factors.

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

If we are unable to successfully develop or commercialize new applications of our SDC technology, our operating results will suffer

In addition to its use on inanimate surfaces, we believe that our SDC technology also shows promise as a broad-spectrum antimicrobial for use in human and veterinary healthcare products. We plan to pursue additional U.S. EPA and FDA regulatory approvals for other applications. We have entered into agreements with FTA Therapeutics for the development and commercialization of certain FDA regulated SDC-based products. However, we do not exercise any control over these development partners. FTA’s resources are limited and progress to date on all indications has been slow. The FDA and comparable agencies in many foreign countries impose substantial limitations on the introduction of new products through costly and time-consuming laboratory and clinical testing and other procedures. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. There is no guarantee that either our existing or any other potential partner, or we, will be able to obtain the resources necessary to further develop our technology or obtain regulatory approvals, or that the products will be successful in meeting the strict criteria imposed by the FDA. It may be several years before we, or any third party to whom we grant rights to use our silver ion technologies, are able to introduce any FDA regulated antimicrobial pharmaceutical products containing our technology. Such products may never achieve regulatory approval and may never be commercialized. If they are commercialized, we may not receive a share of future revenues that provides an adequate return on our historical or future investment.

Our ability to generate increased revenue depends in part upon the ability and willingness of our current and potential strategic partners in both FDA and non-FDA environments to increase awareness of our solution to their customers and provide implementation services. If our strategic partners fail to increase awareness of our solution or to assist us in getting access to decision-makers, then we may need to increase our marketing expenses, change our marketing strategy or enter into marketing relationships with different parties, any of which could impair our ability to generate increased revenue or to generate profits from our technology.

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

In addition, because of our limited operating history and the early stage of the market for our SDC technology, we have limited insight into trends that may emerge and affect our business. Forecasting future revenues is difficult, especially since our technology is novel and we are at the early stages of the adoption of the technology. Market acceptance of our products may change rapidly. In addition, our customer base is highly concentrated. Fluctuations in the buying patterns of our current or potential customers for any reason, could significantly affect the level of our sales on a period to period basis. As a result, our financial results could fluctuate to an extent that may not meet market expectations and that also may adversely affect our stock price. There are a number of other factors that could cause our financial results to fluctuate unexpectedly, including product sales, the mix of product sales, the cost of product sales, the achievement and timing of research and development and regulatory milestones, changes in expenses, including non-cash expenses such as the fair value of stock options granted, and manufacturing or supply issues, among other issues.

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

If we are unable to obtain, maintain or defend patent and other intellectual property ownership rights relating to our technology, we may not be able to develop and market products based on our technology, which would have a material adverse impact on our results of operations and the price of our common stock

We rely and expect in the future to rely on a combination of patent, trademark, trade secret and copyright law, and contractual restrictions to protect the proprietary aspects of our technology and business. These legal protections afford only limited protection for our intellectual property and trade secrets. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our proprietary technology or otherwise obtain and use information that we regard as proprietary. As a result, we cannot be assured that our means of protecting our proprietary rights will be adequate.

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

We may become subject to product liability claims

As a business which manufactures and markets products for use by consumers and institutions, we may become liable for any damage caused by our products, whether used in the manner intended or not. Any such claim of liability, whether meritorious or not, could be time-consuming and/or result in costly litigation. Although we maintain general liability insurance, our insurance may not cover potential claims of the types described above and may not be adequate to indemnify for all liabilities that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could harm our business and operating results, and you may lose some or all of any investment you have made, or may make, in our common stock.

Litigation may harm our business or otherwise distract our management

Substantial, complex or extended litigation could cause us to incur major expenditures and distract our management. For example, lawsuits by employees, former employees, shareholders, partners, customers, or others, could be very costly and substantially disrupt our business. Such lawsuits could from time to time be filed against either the Company or our officers and directors, who are or may be indemnified by the Company for their actions in their capacity as officers and directors. Such lawsuits are not uncommon, and we cannot assure you that we will always be able to resolve such legal disputes on terms favorable to the Company.

Maintaining compliance with our obligations as a public company may strain our resources and distract management, and if we do not remain compliant our stock price may be adversely affected

Our common stock is registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). It is therefore subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. The SEC continues to issue new and proposed rules, and complying with existing and new rules results in significant costs to us of being a public company, including substantial costs during the fiscal year ending July 31, 2009 and in future years. In addition, in April 2008 we obtained a listing of our common stock on the NASDAQ Capital Market, adding the additional cost and administrative burden of maintaining such a listing. These additional regulatory costs and requirements will reduce our future profits or increase our future losses, and a greater proportion of management time and effort will be needed to meet our regulatory obligations than before.

We are required to evaluate our internal controls systems in order to allow management to report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act. Based on the market capitalization of our common stock at January 31, 2009, we met the defined requirements for remaining an accelerated filer, which require us to attest to, and have our Independent Registered Public Accounting Firm attest to, our internal controls. We are also required to file our annual and quarterly reports with the Securities and Exchange Commission (“SEC”) on an accelerated basis. Recent SEC pronouncements suggest that in the next several years we may be required to report our financial results using new International Financial Reporting Standards, replacing U.S. GAAP, which would require us to make significant investments in training, hiring, consulting and information technology, among other investments. All of these and other reporting requirements and heightened corporate governance obligations that we will face or are already facing will further increase the cost to us, perhaps substantially, of remaining compliant with our obligations under the Exchange Act and the Sarbanes-Oxley Act. In order to meet these incremental obligations, we will need to invest in our corporate and accounting infrastructure and systems, and acquire additional services from third party advisors. As a result of these requirements and investments, we will incur significant additional expenses and will suffer a significant diversion of management’s time. There is no guarantee that we will be able to continue to meet these obligations in a timely manner, and we could therefore be subject to sanctions or investigation by regulatory authorities such as the SEC or the NASDAQ Capital Market. Any such actions could adversely affect our financial results and the market price of our common stock, perhaps significantly.

Our publicly-filed reports are reviewed from time to time by the SEC, and any significant changes or amendments required as a result of any such review may result in material liability to us and may have a material adverse impact on the trading price of our common stock

The reports of publicly-traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements, and the SEC is required, pursuant to the Sarbanes-Oxley Act of 2002, to undertake a comprehensive review of a company’s reports at least once every three years. SEC reviews may be initiated at any time. While we believe that our previously filed SEC reports comply, and we intend that all future reports will comply in all material respects, with the published rules and regulations of the SEC, we could be required to modify, amend or reformulate information contained in prior filings as a result of an SEC review. Any modification, amendment or reformulation of information contained in such reports could be significant and result in material liability to us and have a material adverse impact on the trading price of our common stock.

We are dependent on our management team, and the loss of any key member of this team may prevent us from achieving our business plan in a timely manner

Our success depends largely upon the continued services of our executive officers and other key personnel. Our executive officers and key personnel could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on our executive officers or other employees, other than Michael L. Krall, our President and Chief Executive Officer. The policy we have on Mr. Krall would likely not provide a benefit sufficient to offset the financial losses resulting from the loss of Mr. Krall’s future services. The loss of one or more of our key employees could seriously harm our business, results of operations and financial condition. We cannot assure you that in such an event we would be able to recruit qualified personnel able to replace these individuals in a timely manner, or at all, on acceptable terms.

Because competition for highly qualified business development and bioengineering personnel is intense, we may not be able to attract and retain the employees we need to support our planned growth

To successfully meet our objectives, we must continue to attract and retain highly qualified business development and bioengineering personnel with specialized skill sets focused on our industry. Competition for qualified business development and bioengineering personnel can be intense. Our ability to meet our business development objectives will depend in part on our ability to recruit, train and retain top quality people with advanced skills who understand our industry. In addition, it takes time for our new business development personnel to become productive, particularly with respect to obtaining major customer accounts. If we are unable to hire or retain qualified business development and bioengineering personnel, it will be difficult for us to sell our products or to license our technology, and we may experience a shortfall in revenue and not achieve our anticipated growth.

Anti-takeover provisions under our charter documents and California law could delay or prevent a change of control and could also limit the market price of our stock

Certain provisions of our charter and by-laws may delay or frustrate the removal of incumbent directors and may prevent or delay a merger, tender offer, or proxy contest involving us that is not approved by our Board of Directors (the “Board”), even if such events may be beneficial to the interests of shareholders. For example, our Board, without shareholder approval, has the authority and power to issue all authorized and unissued shares of common stock which have not otherwise been reserved for issuance, on such terms as the Board determines. The Board could also issue 5,000,000 shares of preferred stock and such preferred stock could have voting or conversion rights which could adversely affect the voting power of the holders of our common stock. In addition, California law contains provisions that have the effect of making it more difficult for others to gain control of the Company.

Our management and our Board of Directors has significant influence over our direction and policies, and may be able to delay or prevent a change of control of our Company, which could adversely affect our stock price

As of March 10, 2009, Michael L. Krall, our President and Chief Executive Officer, beneficially owned, including exercisable options, approximately 6.7% of our common stock. As of the same date, our directors and officers as a group beneficially owned, including exercisable options and warrants, approximately 21.8% of our common stock. As a result, our management, and Mr. Krall in particular, are in a position to significantly influence our direction and policies, the election of our Board, and the outcome of any other matters requiring shareholder approval. This concentration of ownership may harm the market price of our common stock by, among other things:

•	delaying, deferring, or preventing a change in control of our Company;

•	impeding a merger, consolidation, takeover, or other business combination involving our Company; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company.

The price of our common stock may be volatile, which may cause investment losses for our shareholders

Since our initial public offering in August 1996, the price and trading volume of our common stock have been highly volatile. The price has ranged from below $1 per share to over $8 per share, and the monthly trading volume has varied from under 200,000 shares to over 7.8 million shares. During the twelve months prior to March 10, 2009, the closing price of our common stock on any given day has ranged from $1.80 to $8.50 per share, and the monthly trading volume has varied from approximately 1.2 million shares to approximately 7.9 million shares. In the future, the market price of our common stock may be volatile and could fluctuate substantially due to many factors, including:

•	actual or anticipated fluctuations in our results of operations;

•	the introduction of new products or services, or product or service enhancements by us or our competitors;

•	developments with respect to our or our competitors' intellectual property rights or regulatory approvals or denials;

•	announcements of significant acquisitions or other agreements by us or our competitors;

•	the sale by us of our common or preferred stock or other securities, or the anticipation of sales of such securities;

•	sales or anticipated sales of our common stock by our insiders (management and directors);

•	the trading volume of our common stock, particularly if such volume is light;

•	conditions and trends in our industry;

•	changes in our pricing policies or the pricing policies of our competitors;

•	changes in the estimation of the future size and growth of our markets and, among other factors;

•	general economic conditions.

In addition, the stock market in general, the NASDAQ Capital Market, and the market for shares of novel technology and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, the market prices of bioscience companies have been unusually volatile in recent months, and many economists expect such unusual volatility to continue for the foreseeable future. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, shareholder derivative lawsuits and securities class action litigation have often been instituted against that company. Such litigation, if instituted against the Company or our officers and directors, could result in substantial costs and a diversion of management’s attention and resources. In addition, this volatility could adversely affect an investor’s ability to sell shares of our common stock and/or the available price for such shares, and could result in lower prices being available to an investor if the investor wishes to sell their shares at any given time.

Our future capital needs are uncertain, and we may need to raise additional funds in the future which may not be available on acceptable terms or at all

Our capital requirements will depend on many factors, including:

•	acceptance of, and demand for, our products;

•	the success of strategic partners in selling our products;

•	the costs of further developing our existing, and developing new, products or technologies

•	the extent to which we invest in new technology and product development;

•	the number and timing of acquisitions and other strategic transactions; and

•	the costs associated with the continued operation, and any future growth, of our business.

Our existing sources of cash and cash flows may not be sufficient to fund our activities. As a result, we may need to raise additional funds, and such funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing shareholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing shareholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization. If we cannot raise funds on acceptable terms, we may need to scale back our expenditures through reductions in our workforce and operations, and we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated consumer requirements.

We may not be able to maintain our NASDAQ listing

In April 2008, we obtained a listing for our common stock on the NASDAQ Capital Market. In order to maintain our listing, we will need to continue to meet certain minimum listing standards that include, or may include, our shareholders’ equity, the market value of our listed or publicly held securities, the number of publicly held shares, our net income, a minimum bid price for our common stock, the number of shareholders, the number of market makers, and certain of our corporate governance policies. If we fail to maintain the standards required now or in future by the NASDAQ Capital Market, our common stock could be delisted from the NASDAQ Capital Market. Such delisting could cause our stock to be classified as “penny stock,”, among other potentially detrimental consequences, any of which could significantly impact your ability to sell your shares or to sell your shares at a price that you may deem to be acceptable.

If outstanding options and warrants to purchase shares of our common stock are exercised, or if other remaining authorized shares of our common stock are issued, the interests of our shareholders could be diluted

We have approximately 6,746,800 shares of common stock reserved for issuance, which includes shares under equity compensation plans, vested and unvested options, and warrants. These shares have a weighted-average exercise price of approximately $2.24. In addition, approximately 12,550,000 authorized shares of our common stock remain available for future issuance under equity compensation plans or otherwise. The exercise of options and warrants, and the sale of shares underlying such options or warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under our stock option plans, and options and warrants yet to be granted or issued.

We may not be able to utilize all of, or any of, our tax net operating loss carry-forwards and our future after-tax earnings, if any, could be reduced

At January 31, 2009, we had federal and California tax net operating loss carry-forwards of approximately $40,350,300 and $30,753,800 respectively. The difference between federal and California tax loss carry-forwards is primarily due to limitations on California loss carry-forwards.

Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code as well as similar state provisions. These ownership changes may limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since the Company’s formation, we have raised capital through the issuance of capital stock on several occasions (both before and after our initial public offering in 1996) which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition. While we believe that the Company has not experienced an ownership change, the pertinent tax rules related thereto are complex and subject to varying interpretations, and thus complete assurance cannot be provided that the taxing authorities would not take an alternative position.

In addition, our U.S. federal tax loss carry-forwards will begin expiring in the year ending July 31, 2017 unless previously utilized, and will completely expire in the year ending July 31, 2028. The California tax loss carry-forwards will begin to expire in the year ending July 31, 2013 and will completely expire in the year ending July 31, 2018. If we are unable to earn sufficient profits to utilize the carry-forwards by these dates, they will no longer be available to offset future profits, if any.

We may never pay dividends

We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. The future payment of dividends on our common stock, if any, is dependent on the discretion of our Board, our earnings, our financial condition and other business and economic factors which our Board may consider relevant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 20, 2009 our Annual Meeting of Shareholders was held in San Diego, California. Matters on which our stockholders voted were:

(1)	To elect seven (7) directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, resignation or removal. The voting results were as follows:

	Total Votes for Each Director	Total Votes Withheld from Each Director

Gregory H. Barnhill	24,442,592	607,005
Dennis Brovarone	21,011,567	4,038,030
Murray H. Gross	23,208,260	1,841,337
Michael L. Krall	21,975,129	3,074,468
Paul V. Maier	22,431,457	2,618,140
Donna Singer	21,262,453	3,787,144
Tommy G. Thompson	20,690,954	4,358,643

(2)	To ratify the appointment of Mayer Hoffman McCann P.C. as PURE Bioscience’s independent registered public accounting firm for the fiscal year ending July 31, 2009. The voting results were as follows:

For	Against	Abstained

22,268,352	56,832	1,536,169

ITEM 5. OTHER INFORMATION

None.

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

PURE BIOSCIENCE
By:	/s/ Michael L. Krall
Michael L. Krall President / Chief Executive Officer (Principal Executive Officer) March 11, 2009

By:	/s/ Andrew J. Buckland
Andrew J. Buckland Chief Financial Officer (Principal Financial Officer) March 11, 2009