Form 10-Q
period 2009-04-30
PURE BIOSCIENCE
filed 2009-06-09
CIK 1006028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number 0-21019

PURE Bioscience
(Exact name of registrant as specified in its charter)

California	33-0530289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1725 Gillespie Way El Cajon, California	92020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (619) 596-8600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐   Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of June 5, 2009, there were 32,227,766 shares of the registrant’s common stock, no par value, outstanding.

PURE Bioscience

FORM 10-Q

For the Quarterly Period Ended April 30, 2009

TABLE OF CONTENTS

PART 1 — FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements:

Consolidated Balance Sheets as of April 30, 2009 (unaudited) and July 31, 2008
Consolidated Statements of Operations for the three and nine months ended April 30, 2009 and 2008 (unaudited)
Consolidated Statements of Cash Flows for the nine months ended April 30, 2009 and 2008 (unaudited)
Notes to Consolidated Financial Statements (unaudited)

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

Item 4.          Controls and Procedures

PART II — OTHER INFORMATION

Item 1.           Legal Proceedings

Item 1A.       Risk Factors

Item 5.          Other Information

Item 6.           Exhibits

SIGNATURES

PURE Bioscience
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30,	July 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$2,946,019	$2,024,400
Short-term investments	-	4,607,888
Accounts receivable, net of allowance for doubtful accounts
of $781,627 at April 30, 2009 and $0 at July 31, 2008	23,908	834,721
Inventories, net	442,718	370,043
Prepaid expenses	101,856	52,560

Total current assets	3,514,501	7,889,612

Total property, plant and equipment, net	906,224	1,034,835

Patents	1,940,471	2,016,391

Total assets	$6,361,196	$10,940,838

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$381,255	$596,132
Accrued liabilities	229,214	126,141
Deferred revenue	-	256,793
Taxes payable	-	2,400

Total current liabilities	610,469	981,466

Deferred rent	19,161	15,798

Total liabilities	629,630	997,264

Stockholders' Equity
Preferred stock, no par value:
5,000,000 shares authorized, no shares issued	-	-
Class A common stock, no par value:
50,000,000 shares authorized
30,809,325 issued and outstanding at April 30, 2009, and
29,573,936 issued and outstanding at July 31, 2008	36,388,856	35,436,077
Additional paid-in capital	4,390,030	4,155,608
Warrants:
844,351 issued and outstanding at April 30, 2009, and
880,351 issued and outstanding at July 31,2008, and	1,756,188	1,766,159
Accumulated other comprehensive income	-	18,588
Accumulated deficit	(36,803,508)	(31,432,858)

Total stockholders' equity	5,731,566	9,943,574

Total liabilities and stockholders' equity	$6,361,196	$10,940,838

The accompanying notes are an integral part of the consolidated financial statements

PURE Bioscience
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
REVENUES FROM PRODUCT SALES

Net revenues	$275,287	$664,188	$129,905	$416,464
Cost of sales	131,225	176,026	60,591	93,846

Gross profit	144,062	488,162	69,314	322,618

OTHER REVENUES

Revenues from license agreements	250,000	-	-	-
Cost of other revenues	-	-	-	-

Gross profit	250,000	-	-	-
Total gross profit	394,062	488,162	69,314	322,618

Selling expenses	517,033	621,858	179,902	327,059
General and administrative expenses	4,263,440	3,874,246	1,142,658	1,996,550
Research and development	1,053,214	1,162,861	312,261	571,358

Total operating expenses	5,833,687	5,658,965	1,634,821	2,894,967

Loss from operations	(5,439,625)	(5,170,803)	(1,565,507)	(2,572,349)

Other income:
Interest income	10,982	32,653	719	13,892
Other	57,993	109,343	19,204	92,061

Total other income	68,975	141,996	19,923	105,953

Net loss before income taxes	(5,370,650)	(5,028,807)	(1,545,584)	(2,466,396)
Income tax provision	-	-	-	-

Net loss	$(5,370,650)	$(5,028,807)	$(1,545,584)	$(2,466,396)

Net loss per common share, basic and diluted	$(0.18)	$(0.19)	$(0.05)	$(0.09)

Weighted average common shares used in
computing basic and diluted net loss per common share	30,173,261	26,962,731	30,746,126	28,265,412

The accompanying notes are an integral part of the consolidated financial statements

PURE Bioscience
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended April 30,
	2009	2008

Cash flows from operating activities:

Net loss	$(5,370,650)	$(5,028,807)

Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization and depreciation	330,175	297,271
Stock-based compensation	283,050	2,029,094
Allowance for doubtful accounts	781,627	-
Changes in assets and liabilities:
Acounts receivable	29,185	(154,978)
Prepaid expense	(49,296)	(85,555)
Inventories	(72,675)	(96,516)
Deferred rent	3,363	13,821
Deferred revenue	(256,793)	-
Accounts payable and accrued liabilities	(111,803)	(140,708)
Income tax payable	(2,400)	(2,400)

Net cash used in operating activities	(4,436,217)	(3,168,778)

Cash flows from investing activities

Investment in patents	(52,634)	(79,694)
Purchase of property, plant and equipment	(73,009)	(234,241)
Purchases of short-term investments	(4,076,992)	(10,633,849)
Sales of short-term investments	8,666,292	5,458,030

Net cash provided by (used in) investing activities	4,463,657	(5,489,754)

Cash flows from financing activities

Net proceeds from the sale of common stock	-	7,740,967
Proceeds from exercise of stock options and warrants	894,179	1,825,679

Net cash provided by financing activities	894,179	9,566,646

Net increase in cash and cash equivalents	921,619	908,114

Cash and cash equivalents at beginning of period	2,024,400	735,654

Cash and cash equivalents at end of period	$2,946,019	$1,643,768

The accompanying notes are an integral part of the consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1.     Basis of Presentation

PURE Bioscience (sometimes referred to herein as the “Company” or “we”) was incorporated in the state of California on August 24, 1992.  The accompanying unaudited financial statements include the consolidated accounts of PURE Bioscience and its subsidiary, ETIH2O Corporation, a Nevada corporation.  All inter-company balances and transactions have been eliminated.

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

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the statements and accompanying notes, and actual results could differ materially from those estimates.  The results of operations for the three and nine months ended April 30, 2009 are not necessarily indicative of the results of operations for the full year, or any future periods.

Note 2.    Nature of Business and Summary of Significant Accounting Policies

 Concentration of Credit Risk

As of April 30, 2009 and July 31, 2008, all cash deposits and short-term investments were invested in either U.S. FDIC insured bank accounts; institutional money market mutual funds investing in A-1 (S&P) or Prime-1 (Moody’s); U.S. Treasury Securities, or United States Government obligations issued by or backed by a federal agency of the United States Government.

At April 30, 2009, $593,845 of our cash and cash equivalents were maintained at two separate major financial institutions in the United States in accounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000.   Effective October 3, 2008, the Emergency Economic Stabilization Act of 2008 raised the FDIC deposit coverage limits to $250,000 per owner from $100,000 per owner. The enhanced limits are currently available through December 31, 2009.

Also at April 30, 2009, $2,351,550  of our cash and cash equivalents were held in accounts maintained at two separate major financial institutions in the United States that are provided with up to $500,000 in protection by the Securities Investor Protection Corporation (“SIPC”) should such a firm close due to bankruptcy or other financial difficulties and customer assets are missing.

At April 30, 2009 we had no short-term investments.  During the three month period ended April 30, 2009, our short-term investments, which were all converted to cash and cash equivalents during the period, were invested in U.S. Treasury Bills with maturities of less than 360 days, and were held at a major financial institution in the United States.  These assets were provided with up to $500,000 in protection by the SIPC.

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

Cost of Goods Sold

Cost of goods sold for product sales includes direct and indirect costs to manufacture products, including materials consumed, manufacturing overheads, shipping costs, salaries, benefits and related expenses of operations.  Cost of goods sold related to licensing revenues recorded in the nine month period ended April 30, 2009 was zero, as we did not incur any costs directly related to our commitments under the agreement to allow a third party a limited time period to exclusively evaluate our SDC technology.

Intangible Assets / Long-Lived Assets

Our intangible assets primarily consist of the worldwide patent portfolio of our silver ion technologies.  Outside legal costs and filing fees related to obtaining patents are capitalized as incurred.  The total amounts capitalized for pending patents were $12,950 and $7,199 in the three month periods ended April, 2009 and 2008, respectively, and $52,634 and $79,694 in the nine month periods ended April 30, 2009 and 2008, respectively.   Patents are stated net of accumulated amortization of $1,208,821 and $1,080,265 at April 30, 2009 and July 31, 2008, respectively. The cumulative cost of acquiring patents is amortized on a straight-line basis over the estimated remaining useful lives of the patents, generally between 17 and 20 years from the date of issuance.  At April 30, 2009, the weighted average remaining amortization period for all patents was approximately 11.1 years.  Amortization expense for the three month periods ended April 30, 2009 and 2008 was $43,064 and $44,437, respectively, and for the nine month periods ended April 30, 2009 and 2008 was $128,555 and $131,882, respectively.

Accounting for Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) revised SFAS 123(R), Share-Based Payment, which establishes accounting for share-based awards exchanged for employee and director services and requires us to expense the estimated fair value of these awards over the applicable service period.  Under SFAS No. 123(R), share-based compensation cost is measured at the grant date based on the estimated fair value of the award, and is recognized as expense over the applicable service period.  We do not have, and have not had during the nine month periods ended April 30, 2009 or 2008, any stock option awards with market or performance conditions.

Stock Options to Non-Employees

Charges for stock options granted to non-employees have been determined in accordance with SFAS No. 123(R) and EITF No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, whereby we use the estimated fair value of the stock options issued, based on the Black-Scholes Option Pricing Model.  During the three month period ended April 30, 2009 we recorded $647 in research and development expense; and during the three month period ended April 30, 2008 we recorded $70,407 in selling expense.  During the nine month period ended April 30, 2009 we recorded $6,328 in research and development expense; and during the nine month period ended April 30, 2008 we recorded $145,611 in selling expense, and $13,011 in research and development expense.

Cash, Cash Equivalents and Short-term Investments

We consider all liquid investments with maturities of ninety days or less when purchased to be cash equivalents.  Our short-term investments have maturities of greater than ninety days from the date of purchase.  We classify securities as “available-for-sale” in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and carry these investments at fair value with any unrealized gains and losses reported as a component of shareholders’ equity on the consolidated balance sheets and in the statements of shareholders’ equity.  At April 30, 2009 we had no short-term investments.  All of our short-term investments as of July 31, 2008 were carried at fair value, based upon market prices quoted on the last day of the fiscal period, and were considered available for sale.  We use the specific identification method to determine the cost of debt securities sold, and include gross realized gains and losses in investment income.  Realized gains recorded for the three month periods ended April 30, 2009 and 2008 were $19,204 and $92,027, respectively, and for the nine month periods ended April 30, 2009 and 2008 were $57,992 and $109,215, respectively.  All interest and dividends received from short-term investments are included in interest income.

Liquidity

On May 28, 2009 we closed a registered direct offering whereby we sold $3 million of our common stock and warrants to institutional investors.  After fees and expenses, the net proceeds of the offering to us are expected to be approximately $2.79 million.  However, our existing cash resources will not be sufficient to fund our planned activities, and in future periods we expect to seek additional capital through the issuance of common stock, preferred stock, convertible securities or through other means.  We believe that our cash resources are sufficient to meet our anticipated needs during the next twelve months based on our assessment of historical working capital needs, operating loss trends, and our current business outlook.  However, we expect that we will need additional financing and there can be no assurance that when additional financing is necessary it will be available, or if available, that such financing can be obtained on satisfactory terms.   If adequate funds are not available when needed, we may be required to significantly modify our business model to reduce spending to a sustainable level. Such modification of the business model could also result in an impairment of assets which cannot be determined at this time.

Comprehensive Income

SFAS 130, Reporting Comprehensive Income, requires us to display comprehensive income or loss and its components as part of our consolidated financial statements.  Our comprehensive loss includes our net loss and certain changes in equity that are excluded from our net loss, including unrealized holding gains and losses on available-for-sale securities.  SFAS 130 requires such changes in shareholders’ equity to be included in accumulated other comprehensive income or loss.  For the three month periods ended April 30, 2009 and 2008, our comprehensive loss was $1,563,517 and $2,531,897, respectively.  During the three month periods ended April 30, 2009 and 2008, we recorded unrealized gains on available for sale securities of $1,271 and $26,526, respectively.  Realized gains on the sale of available for sale securities, which are included in our net loss for the three month periods ended April 30, 2009 and 2008, were $19,204 and $92,027, respectively.  For the nine month periods ended April 30, 2009 and 2008, our comprehensive loss was $5,389,239 and $5,022,120, respectively.  During the nine month period ended April 30, 2009, unrealized gains on available for sale securities declined by $18,588, and in the nine month period ended April 30, 2008, unrealized gains on available for sale securities increased by $6,688.  Realized gains on the sale of available for sale securities, which are included in our net loss for the nine month periods ended April 30, 2009 and 2008, were $57,992 and $109,215, respectively.

Net Loss Per Common Share

In accordance with FASB Statement No. 128, Earnings Per Share (“SFAS 128”), we compute basic loss per share by dividing the applicable net loss by the weighted average number of common shares outstanding during the respective period.  Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock equivalents, including stock options and warrants, unless the effect is to reduce a loss or increase the income per common share from continuing operations.  As we incurred losses in three and nine month periods ended April 30, 2009 and 2008, we did not include common stock equivalent shares in the computation of net loss per share as the effect would have been anti-dilutive.  Therefore, both the basic and diluted loss per common share for the three and nine month periods ended April 30, 2009 and 2008 are based on the weighted average number of shares of our common stock outstanding during the periods.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R replaces SFAS No. 141, Business Combinations and requires an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS 141R.  SFAS 141R also amends SFAS No. 109, Accounting for Income Taxes, and SFAS 142, Goodwill and Other Intangible Assets.   SFAS 141R applies prospectively to business combinations, if any, for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year ending July 31, 2010).  In April 2009, the FASB issued SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends the accounting prescribed in SFAS 141(R) for assets and liabilities arising from contingencies in business combinations. SFAS 141(R)-1 requires pre-acquisition contingencies to be recognized at fair value if fair value can be reasonably determined during the measurement period. If fair value cannot be reasonably determined, SFAS 141(R)-1 requires measurement based on the recognition and measurement criteria of SFAS 5, Accounting for Contingencies. We do not currently expect the adoption of the provisions of SFAS 141R or SFAS 141(R)-1 to have a material effect on our financial condition, results of operations or cash flows.

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

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other U.S. generally accepted accounting principles. The provisions of FSP No. FAS 142-3 are effective for fiscal years beginning after December 15, 2008 (our fiscal year ending July 31, 2010).  We are currently evaluating the impact, if any, that the adoption of FSP No. FAS 142-3 could have on our consolidated financial statements or results of operations.

In June 2008, the FASB ratified Emerging Issue Task Force (“EITF”) 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides a framework for determining whether an instrument is indexed to an entity’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 (our fiscal year ending July 31, 2010).  We do not currently expect the implementation of EITF 07-5 to have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP FAS 157-3”), which clarifies the application of SFAS 157 in an inactive market.  Additional guidance is provided regarding how a reporting entity’s own assumptions should be considered when relevant observable inputs do not exist, how available observable inputs in a market that is not active should be considered when measuring fair value, and how the use of market quotes should be considered when assessing the relevance of inputs available to measure fair value. FSP FAS 157-3 became effective immediately upon issuance. Its adoption did not impact our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). FSP 157-4 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 (our fiscal year ending July 31, 2009.  We do not expect that FSP 157-4 will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-2 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-2 and FSP APB 28-1”). FSP FAS 107-2 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value and the related carrying amount of financial instruments in interim and annual periods. FSP APB 28-1 amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  FSP FAS 107-2 and FSP APB 28-1 also require disclosure about the method and significant assumptions used to estimate the fair value of financial instruments. FAS FSP 107-2 and FSP APB 28-1 are effective for interim and annual periods ending after June 15, 2009 (our fiscal year ending July 31, 2009).

In April 2009, the FASB issued FASB Staff Positions FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and 124-2”), which amend the other-than-temporary guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FSP 115-2 and 124-2 are effective for interim periods ending after June 15, 2009 (our fiscal year ending July 31, 2009.  We do not expect that the adoption of the FSP’s will have a material impact on our consolidated financial statements.

Note 3.    Licensing Revenue

During the three month period ended July 31, 2008 we recorded deferred revenue on receipt of a non-refundable fee of $250,000 which we received subject to an agreement whereby we allowed a third party a limited time period to exclusively evaluate our SDC technology for use within specified indications and for certain products.  Upon the termination of the agreement on January 31, 2009, we recognized the $250,000 as licensing revenue in the consolidated statements of operations for the three month period ended January 31, 2009.

Note 4.    Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts.  Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances.  The allowance for doubtful accounts was $781,600 and zero at April 30, 2009 and July 31, 2008, respectively.  The allowance for doubtful accounts at April 30, 2009 is made up of amounts billed during prior periods to two international distributors.  During the year ended July 31, 2008 we granted non-exclusive distribution and blending rights to a new distributor for the sale of SDC-based products in Colombia.  In addition, we granted non-exclusive distribution and blending rights to a second distributor, which is affiliated with the first distributor, for the sale of SDC-based products in Argentina, Venezuela, Panama and Costa Rica. The $781,600 receivable includes $57,000 for amounts billed at cost to the distributors in August 2008 for parts shipped directly to them by one of our U.S. packaging suppliers.  Subsequent to this transaction, we have not sold any products to either of the two referenced distributors.

During the three month period ended January 31, 2009 we determined these accounts to be delinquent.  We therefore established a full reserve and recorded $781,600 as bad debt expense, within general and administrative expense, in the consolidated statements of operations for the three month period ended January 31, 2009.  At April 30, 2009 the referenced amounts remained uncollected, and we have therefore maintained the allowance for doubtful accounts of $781,600.

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

The following table represents our fair value hierarchy for our financial assets (cash, cash equivalents and short-term investments) measured at fair value on a recurring basis as of April 30, 2009:

	Level 1	Level 2	Level 3	Total
Money market funds	$1,377	—	—	$1,377
Total	$1,377	$—	$—	$1,377

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

In September 2008, we entered into a one year consulting agreement with an independent third party for intellectual property legal services, the compensation being a fee of $11,000 per month and an option to purchase 25,000 shares of our common stock which vests in equal increments bi-annually over a two year period.  The options, which have an exercise price of $4.41, were valued at $59,745 using the Black-Scholes Option Pricing Model, assuming no dividend yield, volatility of 103.18% and a risk free interest rate of 2.00%.  During the three month period ended October 31, 2008 we expensed $4,979 of the options fair value to research and development.  The options will be revalued quarterly until fully vested with any change to fair value expensed.

In October 2008, we issued 10,000 shares in exchange for consulting services, valued at $24,600 based on the market price of $2.46 per share. In addition, there was a net exercise by one of our directors of 165,000 options that resulted in the issuance of 133,430 shares of our common stock.  Furthermore, during the three months ended October 31, 2008 we recorded $57,412 of employee stock option expense.

In December 2008, we received $631,600 from the exercise of options to purchase 339,800 shares of our common stock by one of our directors, at an average exercise price of $1.86.  In the same month, there were net exercises by two of our officers on 444,531 options that resulted in the issuance of 371,583 shares of our common stock.

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

During the three month period ended April 30, 2009 there was a net exercise by one of our directors of 150,000 options that resulted in the issuance of 106,126 shares of our common stock.  During the three month period, we also recorded $96,677 of employee stock option expense.

At April 30, 2009, we had outstanding warrants to purchase 844,351 shares of our common stock with exercise prices ranging from $2.56 to $8.60. These warrants expire at various times between March 2011 and October 2012.

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

On August 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS123(R)”), requiring us to recognize expense related to the fair value of share-based compensation awards to employees and directors.  We elected to use the modified-prospective-transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior fiscal years.  We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award.  The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period defined pursuant to the terms of the consulting agreement may be different.  Share-based compensation expense for awards granted subsequent to July 31, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, using the Black-Scholes Option Pricing Model.  The following methodology and assumptions were used to calculate share based compensation for the nine month periods ended April 30, 2009 and 2008:

	For the nine month periods ended April 30,
	2009	2008
Expected price volatility	97.70%-142.02%	66.10% - 117.58%
Risk-free interest rate	0.25%-2.00%	2.25% - 5.25%
Expected rate of forfeiture	0.0%	0.0%
Expected dividend yield	0.0%	0.0%
Weighted average expected term	2.8 years	2.0 years

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

The following table sets forth the share-based compensation expense recorded in our consolidated statements of operations for the three and nine month periods ended April 30, 2009 and 2008 resulting from share-based compensation awarded to our employees, directors and third party service providers:

	Three Months Ended April 30, 2009	Three Months Ended April 30, 2008
Share-based compensation for employees and directors:
Selling expense	$-	$98,784
General and administrative expenses	96,677	1,179,108
Research and development	-	148,176
Total share-based compensation for employees and directors	96,677	1,426,068

Share-based compensation for third party service providers:
Selling expense	$-	$-
General and administrative expenses	-	-
Research and development	647	-
Total share-based compensation for third party service providers	647	-

Total share-based compensation expense	$97,324	$1,426,068

	Nine Months Ended April 30, 2009	Nine Months Ended April 30, 2008
Share-based compensation for employees and directors:
Selling expense	$-	$98,784
General and administrative expenses	218,123	1,579,762
Research and development	-	148,176
Total share-based compensation for employees and directors	218,123	1,826,722

Share-based compensation for third party service providers:
Selling expense	$-	$51,736
General and administrative expenses	58,600	43,750
Research and development	6,328	-
Total share-based compensation for third party service providers	64,928	95,486

Total share-based compensation expense	$283,051	$1,922,208

A summary of stock option activity is as follows:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($000’s)
Balance at July 31, 2008	7,442,447	$1.62
Granted	35,000	$4.41
Exercised	(211,880)	$1.11
Forfeited / Cancelled	(131,570)	$0.74
Balance at October 31, 2008	7,133,997	$1.67	$14,152
Granted	75,000	$3.08
Exercised	(861,383)	$1.05
Forfeited / Cancelled	(445,148)	$2.63
Balance at January 31, 2009	5,902,466	$1.73	$7,190
Granted	60,000	$2.27
Exercised	(106,126)	$0.53
Forfeited / Cancelled	(43,874)	$0.53
Balance at April 30, 2009	5,812,466	$1.77	$4,390

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.50 to $0.75	1,620,000	1.01	$0.53	1,620,000	1.01	$0.53
$0.80 to $1.20	729,166	1.57	$0.81	729,166	1.57	$0.81
$1.50 to $7.50	3,463,300	2.08	$2.55	3,233,725	2.07	$2.42
	5,812,466	1.72	$1.77	5,582,891	1.70	$1.66

Cash received from options and warrants exercised for the three month periods ended April 30, 2009 and 2008 was zero and $1,033,619, respectively. The intrinsic value of all options exercised during the three month periods ended April 30, 2009 and 2008 was $163,434 and $5,219,189, respectively, and the weighted-average grant date fair value of equity options granted during the three month periods ended April 30, 2009 and 2008 was $1.74 and $3.22, respectively.

Cash received from options and warrants exercised during the nine month periods ended April 30, 2009 and 2008 was $894,179 and $1,800,119, respectively. The intrinsic value of all options exercised during the nine month periods ended April 30, 2009 and 2008 was $2,000,774 and $11,841,865, respectively, and the weighted-average grant date fair value of equity options granted during the nine month periods ended April 30, 2009 and 2008 was $1.80 and $3.05, respectively.

As of April 30, 2009, there was $366,651 of unrecognized non-cash compensation cost related to unvested options, which will be recognized over a weighted average period of 1.2 years.

Note 8.   Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method.  Inventories at April 30, 2009 and July 31, 2008 consisted of:

	April 30, 2009	July 31, 2008
Raw Materials	$221,444	$252,491
Work in Progress	-	-
Finished Goods	221,274	117,552
	$442,718	$370,043

Note 9.  Business Segment and Sales Concentrations

In accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), certain information may be disclosed based on the way we organize financial information for making operating decisions and assessing performance.  SFAS 131 requires that we apply standards based on a management approach, and requires segmentation based upon our internal organization and disclosure of revenue and operating income based upon internal accounting methods.  In determining operating segments, we have reviewed the current management structure reporting to the chief operating decision-maker (“CODM”) and analyzed the reporting the CODM receives to allocate resources and measure performance.

We have determined that based upon the end use of our products, the value added contributions made by us, the regulatory requirements, the customers and partners, and the strategy required to successfully market finished products, we are operating in a single segment.

Our customers are strategic partners who are developing markets for, and distributors who sell, products containing our SDC technology.  During the three month period ended April 30, 2009, 92% of product sales were made to three strategic partners that are also developing markets for our products.  During the nine month period ended April 30, 2009, 85% of product sales were made to five such strategic partners.  100% of revenue from product sales for the nine month period ended April 30, 2009 was derived from sales made to U.S. domestic customers.

In some cases we have, or may have in future periods, distributors or strategic partners to whom we have granted rights to sell our technology in multiple countries. Generally, we do not require such distributors to report to us the quantities of products that they sell in each country.  In such cases, we report revenues based on the country of first sale or delivery.

During the three month period ended April 30, 2009, 63% of our product sales were of bulk SDC concentrate, and 37% of our product sales were of bulk Axen30 or finished packaged products containing Axen 30, our ready to use product.  During the same period of the prior year, 92% of our product sales were of bulk SDC concentrate and 8% of our product sales were of bulk Axen30 or finished packaged products containing Axen 30.

During the nine month period ended April 30, 2009, 35% of our product sales were of bulk SDC concentrate and 65% of our product sales were of bulk Axen30 or finished packaged products containing Axen 30. During the same period of the prior year, 79% of our product sales were of bulk SDC concentrate and 21% of our product sales were of bulk Axen30 or finished packaged products containing Axen 30.

All of our tangible assets are located in the United States.

Note 10.  Subsequent Events

On May 28, 2009 we closed a registered direct offering whereby we sold $3 million of our common stock and warrants to institutional investors.  A shelf registration statement relating to the securities sold in the offering was declared effective by the Securities and Exchange Commission on May 8, 2009.

Under the terms of the offering, we issued to the investors 1,418,441 shares of common stock, and warrants to purchase 496,452 shares of our common stock.  The common stock was sold at a price of $2.115 per share, and the investors received warrants to purchase 0.35 shares of common stock at an exercise price of $2.37 per share for each share of common stock they purchased in the offering.  The warrants were exercisable as of May 27, 2009 and will expire five years from that date.

In addition we paid a fee of $180,000 to Axiom Capital Management, Inc. (“Axiom”) in consideration for its services as the placement agent in the offering.  We also issued to Axiom and its principals, warrants to purchase 70,922 shares of our common stock at an exercise price of $2.64 per share.  These warrants were exercisable as of May 27, 2009 and will expire five years from that date.

After fees and expenses, the net proceeds of the offering to us are expected to be approximately $2.79 million.  The net proceeds from the offering will be used for working capital.

In May 2009, we issued an aggregate of 86,800 shares of restricted stock to four of our independent directors, and a five year option to purchase 30,000 shares at an exercise price of $2.34 per share, to one of our independent directors.  The options and the restricted shares vest after one year.  In addition, we issued options to purchase an aggregate of 360,000 shares at an exercise price of $2.34 per share, to our three executive officers.  These options have a five year term and vest annually in equal increments over four years.

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

Because the development of our SDC technology is at an early stage of development and commercialization, it is difficult to predict our revenues.  Our historical revenues have fluctuated from period to period based on factors that include, but are not limited to, the timing of regulatory approvals regarding ours and our partners’ products containing SDC; the timing of product launches by both our strategic partners and, in some cases, their customers and partners; the timing of our entry into new strategic agreements, and the quantities of our products required by our partners to effect new research programs and product launches.

For example, for the nine month period ended April 30, 2009 we reported revenues from product sales of $275,300, compared with revenue from product sales in the three month period ended July 31, 2008 of $823,300.  The majority of sales for the three month period ended July 31, 2008 were made to two international distributors.  We have not recognized any revenue related to these distributors in the nine month period ended April 30, 2009.

In future periods, we expect our revenues to continue to fluctuate.  In some cases, such as under our agreement with Ciba, we will not be aware of the launch of products containing SDC until they are available to end-users.  In February 2009 the first name brand personal care products containing SDC as the active ingredient were launched in Europe by a customer of Ciba.  Notwithstanding that we sold the SDC used as an active ingredient in the product, we were not able to anticipate this launch due to the contractual rights of Ciba’s customer.

Cost of Revenues and Operating Expenses

Costs of Revenue.   Costs of product revenue include materials consumed, manufacturing overheads, shipping costs, salaries, benefits and related expenses of operations. Gross profit on product sales represents net revenue less the costs of revenue. Gross profit percentage is highly dependent on pricing, contractual agreements, and overhead allocations. We do not believe that historical gross profit margins on product sales are a reliable indicator of future gross profit margins.

During the three month period ended January 31, 2009 we recorded $250,000 of licensing revenue on the expiration of an agreement whereby we allowed a third party a limited time period to exclusively evaluate our SDC technology.  Cost of goods sold related to this revenue was zero, as we did not incur any costs directly related to our commitments under the agreement.

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

Results of Operations for the Three Months Ended April 30, 2009 vs. Three Months Ended April 30, 2008

Revenue and Gross Margin

For the three month period ended April 30, 2009 (the “Third Quarter”), product revenues of $129,900 declined by $286,600, or 69%, compared with the three months ended April 30, 2008.  The decrease is primarily due to new customers who made initial purchases in the prior year period but did not order product in the current period.  Product revenues for each of the quarters presented were derived from sales of finished products to our partners and distributors, and product provided to our partners for product development and testing.  92% of product sales for the Third Quarter were made to three strategic partners and distributors that are pursuing regulatory approvals and developing markets for our products.  100% of product sales for the Third Quarter were made to U.S. domestic customers, compared with 42% in the same period of the prior year.

Gross profit on product sales for the Third Quarter was $69,300, compared with $322,600 in the same period of the prior fiscal year.  The gross margin percentage declined from 77% in the prior fiscal year to 53% in the current period.  The decline is primarily due to an increased proportion of lower margin products sold in the most recent period.  During the three month period ended April 30, 2009, 63% of our product sales were of bulk SDC concentrate, and 37% of our product sales were of bulk Axen30 or finished packaged products containing Axen 30, our ready to use product.  During the same period of the prior year, 92% of our product sales were of bulk SDC concentrate and 8% of our product sales were of bulk Axen30 or finished packaged products containing Axen 30. We generally sell our SDC bulk concentrate at higher margins than our ready to use products.

Operating Costs

Operating costs declined by $1,260,200, from $2,895,000 in the three months ended April 30, 2008, to $1,634,800 in the Third Quarter.  Within these aggregate operating costs, selling expenses declined by $147,200 to $179,900 in the Third Quarter compared with the same period in the prior fiscal year.  The decrease in selling expenses is primarily due to $169,900 of employee and consultant stock option expense recorded in the prior year period, which was partially offset by additional salary expense in the Third Quarter of the current year.

General and administrative expense declined by $853,900 to $1,142,700 in the Third Quarter, compared with the three months ended April 30, 2008.  The decrease in general and administrative expense is primarily due to $1.1 million of stock and stock option expense recorded in the prior year period.   In April 2008, we granted options, which vested on the date of grant, to purchase 275,000 shares of common stock to directors and officers of the Company, valued at approximately $906,000.  We also granted 30,000 shares of common stock to each of three independent directors of the Company, the aggregate of 90,000 shares being valued at $463,500.  $1,123,000 of the expense for these option and stock grants was booked to general and administrative expense in the three month period ended April 30, 2008.  The decline in stock and stock option expense in the Third Quarter was partially offset by an increase in legal fees of $165,300, primarily related to the protection of our intellectual property and in compliance costs, including legal advice related to the filing of our shelf registration statement.

Research and development costs, including in-house costs, patent amortization, outside legal costs for maintaining approved patents, and product registration expenditures, declined by $259,100, from $571,400 in the three months ended April 30, 2008 to $312,300 in the Third Quarter.  The decline in expense is primarily related to reduced stock option expense and reduced patent related legal fees. We do not currently expect our research and development expense to grow significantly in future periods; however, if opportunities arise, particularly in the development and testing of new formulations, we will evaluate the need for additional research expenditures based on potential market sizes and our estimation of the likelihood of our technology achieving successful results.

Our loss from operations before taxes declined by $1,006,800 from a loss of $2,572,300 for the three months ended April 30, 2008 to a loss of $1,565,500 for the Third Quarter.

Other Income

Other income declined by $86,000 in the Third Quarter compared to the same period of the prior fiscal year, due primarily to gains on the sale of T-bills recorded in the prior year, and decreased interest income from lower average cash balances and lower interest rates.

Net Income (Loss)

Our net loss after taxes declined by $920,800 from a net loss of $2,466,400 for the three months ended April 30, 2008 to a net loss of $1,545,600 for the Third Quarter.

Results of Operations for the Nine Months Ended April 30, 2009 vs. Nine Months Ended April 30, 2008

Revenue and Gross Margin

For the nine months ended April 30, 2009, product revenues of $275,300 declined by $388,900 or 59%, compared with the nine months ended April 30, 2008.  The decrease is primarily due to new customers who made initial purchases in the nine month period ended April 30, 2008 but did not order product in the current period.  Product revenues for each of the nine month periods presented was derived from sales of finished products to our partners and distributors, and product provided to our partners for product development and testing.  85% of product sales for the nine months ended April 30, 2009 were made to three strategic partners and distributors that are pursuing regulatory approvals and developing markets for our products.  100% of product sales for the nine months ended April 30, 2009 were made to U.S. domestic customers, compared with 64% in the same period of the prior year.

Gross profit on product sales for the nine months ended April 30, 2009 was 144,100, compared with $488,200 in the same period of the prior fiscal year.  The gross margin percentage declined from 73% in the prior year to 52% in the current period, primarily due to an increased proportion of lower margin products sold in the most recent period.  During the nine month period ended April 30, 2009, 35% of our product sales were of bulk SDC concentrate and 65% of our product sales were of bulk Axen30 or finished packaged products containing Axen 30. During the same period of the prior year, 79% of our product sales were of bulk SDC concentrate and 21% of our product sales were of bulk Axen30 or finished packaged products containing Axen 30.  We generally sell our SDC bulk concentrate at higher margins than our ready to use products.  The decline in overall gross margin caused by the increased proportion of lower margin products in the most recent period was partially offset by efficiencies gained in our in-house manufacturing and bottling operations.

During the three month period ended July 31, 2008 we recorded deferred revenue on receipt of a non-refundable fee of $250,000 which we received subject to an agreement whereby we allowed a third party a limited time period to exclusively evaluate our SDC technology for use within specified indications and for certain products.  Upon the termination of the agreement on January 31, 2009, we recognized the $250,000 as licensing revenue in the consolidated statements of operations for the three month period ended January 31, 2009.  This amount is included in other revenues for the nine month period ended April 30, 2009.  Cost of goods sold related to this revenue was zero, as we did not incur any costs directly related to our commitments under the agreement.

Operating Costs

Operating costs increased by 3%, from $5,659,000 in the nine months ended April 30, 2008, to $5,833,700 in the nine months ended April 30, 2009.  Within these aggregate operating costs, selling expenses declined by $104,800 in the current period compared with the same period in the prior fiscal year.  The decrease in selling expenses is primarily due to $338,200 of employee and consultant stock option expense recorded in the prior year period, which was partially offset by additional salary expense in the nine months ended July 31, 2009.

General and administrative expenses increased by $389,200 or 10%, to $4,263,441 in the nine months ended April 30, 2009, compared with the nine months ended April 30, 2008.  Included in general and administrative expense for the nine months ended April 30, 2009 is $781,600 of expense related to an allowance for doubtful accounts.  This amount is made up of amounts billed during prior periods to two international distributors.  During the year ended July 31, 2008 we granted non-exclusive distribution and blending rights to a new distributor for the sale of SDC-based products in Colombia.  In addition, we granted non-exclusive distribution and blending rights to a second distributor, which is affiliated with the first distributor, for the sale of SDC-based products in Argentina, Venezuela, Panama and Costa Rica. The $781,600 receivable includes $57,000 for amounts billed at cost to the distributors in August 2008 for parts shipped directly to them by one of our U.S. packaging suppliers.  Subsequent to this transaction, we have not sold any products to either of the two referenced distributors.

During the three month period ended January 31, 2009 we determined these accounts to be delinquent.  We therefore established a full reserve and recorded $781,600 as bad debt expense, which is recorded within general and administrative expense in the consolidated statements of operations for the nine months ended April 30, 2009.  Management currently considers all other accounts receivable to be fully collectible.

This increase in expense was offset by a decline of $1.4 million in stock and stock option expense within general and administrative expense, the most significant factor being $1.1 million of stock and stock option expense recorded in the three months ended April 30, 2009.  In April 2008, we granted options, which vested on the date of grant, to purchase 275,000 shares of common stock to directors and officers of the Company, valued at approximately $906,000.  We also granted 30,000 shares of common stock to each of three independent directors of the Company, the aggregate of 90,000 shares being valued at $463,500.  $1,123,000 of the expense for these option and stock grants was booked to general and administrative expense in the three month period ended April 30, 2008.  No corresponding grants were made to officers and directors during the nine months ended April 30, 2009.  We recognized employee and director stock option non-cash expense in general and administrative expenses for the nine months ended April 30, 2009 of $218,100 and for the nine months ended April 30, 2008 of $1,579,800.

General and administrative payroll expense increased by $250,700 year over year due to new hires and salary increases, and accounting and legal fees increased by $420,000.  Additionally, insurance, depreciation, rent, and board of director fees accounted for $263,300 of the increase in general and administrative expense for the nine months ended April 30, 2009 compared with the nine months ended April 30, 2008.

Research and development costs, including in-house costs, patent amortization, outside legal costs for maintaining approved patents, and product registration expenditures, decreased in the nine month period ended April 30, 2009 by 9% to $1,053,200, compared with the same period in the prior fiscal year.  The decline in expense is primarily related to a decline of $128,000 in patent related legal fees and a decline of $141,800 in employee and director stock option expense.  These decreases were partially offset by increases in payroll and in third-party testing costs.  We do not currently expect our research and development expense to grow significantly in future periods, however if opportunities arise, particularly in the development and testing of new formulations, we will evaluate the need for additional research expenditures based on potential market sizes and our estimation of the likelihood of our technology achieving successful results.

Our loss from operations before taxes increased by $268,800, from a loss of $5,171,000 for the nine months ended April 30, 2008 to a loss of $5,439,600 for the nine months ended April 30, 2009.

Other Income

Other income declined by $73,000 in the current nine month period compared to the same period of the prior fiscal year, due primarily to gains on the sale of T-bills recorded in the prior year, and decreased interest income from lower average cash balances and lower interest rates.

Net Income (Loss)

Our net loss after taxes increased by $341,900, from a net loss of $5,028,800 for the nine months ended April 30, 2008 to a net loss of $5,370,700 for the nine months ended April 30, 2009.

Liquidity and Capital Resources

From inception through the present, we have financed our operations primarily through sales of our equity securities, through lines of credit and the issuance of debentures, and in May 2005 by the sale of our Water Treatment Division.

At April 30, 2009, we had cash and cash equivalents of $2,946,000, and no short-term investments.  We have no long-term debt.  On May 27, 2009 we closed a registered direct offering whereby we sold $3 million of our common stock and warrants to institutional investors.  After fees and expenses, the net proceeds of the offering to us are expected to be approximately $2.79 million.

Our cash and equivalents at April 30, 2009 represented a decline in cash, cash equivalents and short-term investments of $3,686,300 from July 31, 2008.  Our cash outflows could be greater in future periods.  We had a loss of $5,370,700 after taxes for the nine month period ended January 31, 2009, a loss of $6,540,300 after taxes for the fiscal year ended July 31, 2008, and a loss of $4,654,900 after taxes for the fiscal year ended July 31, 2007.  As of April 30, 2009, we had an accumulated deficit of approximately $ 36.8 million.

Our future capital needs and our future profits, if any, are uncertain, and will depend on many factors including, among others, the acceptance of, and demand for, our products; the success of strategic partners in selling our products; our success and the success of strategic partners in obtaining regulatory approvals to sell our products; the costs of further developing our existing, and developing new, products or technologies; the extent to which we invest in new technology and product development; and the costs associated with the continued operation, and any future growth, of our business.

Many of the factors determining our future profitability and capital needs are outside our control.  We rely on third parties to market and distribute our products.  Our partners and distributors are marketing our novel antimicrobial silver ion technology to industrial and consumer markets, however these products have not yet been widely accepted into the marketplace.  In most cases, regulatory approvals are required, in the United States and overseas, before products can be sold.

We have entered into distribution agreements with multiple distributors in the United States to market our EPA-approved hard surface disinfectant under their own labels, and a number of such products have recently been launched, or are expected to be launched in future periods.  As our disinfectant contains a novel, patented molecule, the market adoption of such products can take significantly longer than for a reformulation of a product under an existing brand name.  However, we are hopeful that our distributors will be successful in achieving market acceptance of our products as a result of the novel selling points of SDC, such as its broad spectrum efficacy, low toxicity and lack of evidence of pathogenic resistance.

We have a strategic agreement with Ciba, whereby we have granted Ciba the right to resell our SDC concentrate within the global personal care, household and institutional markets.  In February 2009, the first name brand personal care products containing SDC as the active ingredient were launched in Europe by a customer of Ciba.  We expect other such product launches in future periods through our relationship with Ciba.  Additionally, we have a strategic agreement with Rockline Industries that we expect will lead to the sale of wet wipes containing our SDC technology, subsequent to U.S. EPA approval.

We also have other pending EPA applications, for additional uses and for new formulations, the approval of which we believe are likely to lead to enhanced sales of SDC.  SDC is currently in various trials by third parties in the transportation and agriculture industries, both of which we consider to be significant market opportunities.  While we cannot predict the timing or scale of any of these opportunities, and we are competing in highly competitive markets, we believe that our SDC technology has significant advantages over existing technologies.

To date, with the exception of Ciba and Rockline, our partners have been, and are, small distributors to whom we have granted primarily non-exclusive rights to market our EPA approved hard surface disinfectant known generically as Axen 30, and sold under multiple brand names owned by the distributors.

With our relationships with Ciba and Rockline, we expect our technology to be used in multiple products being marketed by our partners’ customers.  Ciba’s customers include many global, well established corporations with powerful existing brands.  Rockline’s customers include many large retail chains that look to Rockline to produce store brand products, among other products.

We continue to develop new products and formulations utilizing our SDC technology.  If we are successful, potential products may include cleaner disinfectants, field dilutable disinfectants and sanitizers, hospital grade disinfectants  and sporicides, cold process sterilants, medical device applications, and sanitizers approved for food processing environments.  If we are successful in developing any such new formulations, we expect be able to attract additional established partners and distributors of our technology.

We are working with U.S. universities to test our technology in new environments, and we expect FTA Therapeutics, our partner for the development and commercialization of certain FDA regulated SDC-based products, to work in conjunction with medical establishments in the U.S. and overseas.

Our existing cash resources will not be sufficient to fund our planned activities, and in future periods we expect to seek additional capital through the issuance of common stock, preferred stock, convertible securities or through other means.  Such sources of new capital may not be available on terms acceptable to us, or at all. If we, or our distributors, are unable to establish SDC in the marketplace, or if we cannot raise additional capital on acceptable terms, we may need to scale back our expenditures through reductions in our workforce and operations, and we may not be able to develop or enhance our products, execute our business plan, or take advantage of future opportunities.  If we were unable to scale back the size and scope of our operations sufficiently, we would have to cease operations altogether.

Total current assets at April 30, 2009 were $3,514,500, a decrease of $4,375,100 from July 31, 2008.  Cash used in operating activities for the nine months ended April 30, 2009 was $4,436,200, compared with $3,168,800 for the same nine month period of the prior fiscal year.  The increase in operating cash expenditures is primarily a result of increased general and administrative expenses including payroll, insurance, legal fees and professional services, and research and development expenses.  The value of our raw materials and finished goods inventory grew by $72,700 over the same period, primarily due to the purchase of raw materials for our concentrate manufacturing and our bottling processes.  In addition, prepaid expenses increased by $49,300 from July 31, 2008 to April 30, 2009.

During the nine months ended April 30, 2009, cash provided by investing activities was $4,463,700.  Of this amount, a net amount (cash sales less cash purchases) of $4,589,300 was provided by short-term investments. In addition, during the nine months ended April 30, 2009 we invested $52,600 in patents, however the capitalized value of our patents at April 30, 2009 declined by $75,900 from July 31, 2008 due to an excess of patent amortization over capitalization.  Total property, plant and equipment at April 30, 2009, of $906,200, declined by $128,600 from July 31, 2008, due to an excess of depreciation over new asset acquisitions.  Our purchases of property, plant and equipment for the nine month period ended April 30, 2009 were $73,000.

Total cash inflows from financing activities for the nine months ended April 30, 2009 were $894,200, all of which was derived from proceeds from the exercise of stock options and warrants.  In August 2008, we received an aggregate of $150,000 from the exercise of non-employee options to purchase 50,000 shares of our common stock at an exercise price of $3.00, and received $15,100 from the exercise of options to purchase 28,450 shares of our common stock by two officers, at an average exercise price of $0.53.  In December 2008, we received an aggregate of $631,600 from a director for the exercise of options to purchase 339,800 shares of our common stock at an average exercise price of $1.86.  In January 2009, we received $79,500 from a director for the exercise of options to purchase 150,000 shares of our common stock at an exercise price of $0.53; and received $18,000 from the same director for the exercise of common stock warrants to purchase 36,000 shares of our common stock at an exercise price of $0.50.

Net accounts receivable declined by $810,800 from July 31, 2008 to April 30, 2009.  During the three month period ended January 31, 2009 we recorded an allowance for doubtful accounts of $781,600 related to amounts billed in prior periods to two international distributors.

At April 30, 2009, we had current liabilities of $610,500, a decline of $371,000 from July 31, 2008, primarily due to a decline in accounts payable of $214,900 and a decline of $256,800 in deferred revenue.  In the Second Quarter of 2009, we recognized $250,000 of licensing revenue on the consolidated statements of operations.  This amount had previously been recorded as deferred revenue on receipt of a non-refundable fee.

We expect to continue to invest in our manufacturing processes, to improve efficiency and to be able to meet anticipated demand.  Additionally, during the next twelve months, we anticipate making significant investments in regulatory applications for new products or additional claims, in our corporate and business development infrastructure and in programs required for us to maintain our compliance with securities laws as well as the listing standards of the NASDAQ Capital Market, among other investments.  We believe, however, that our cash resources are sufficient to meet our anticipated needs during the next twelve months.  Our assessment is based on historical working capital needs, operating loss trends, and our current business outlook.  However, we expect that we will need additional financing and there can be no assurance that when additional financing is necessary it will be available, or if available, that such financing can be obtained on satisfactory terms or without undue dilution to, or an adverse impact on the rights of, our shareholders.  If adequate funds are not available when needed, we may be required to significantly modify our business model to reduce spending to a sustainable level. Such modification of the business model could also result in an impairment of assets which cannot be determined at this time.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk at April 30, 2009 is related to our investment portfolio which consists largely of debt instruments and other securities of high quality corporate issuers and the U.S. government and its agencies.  From time to time our investments may be exposed to market risk related to changes in interest rates.  Our current investment policy is to maintain an investment portfolio consisting only of diversified institutional money market mutual funds investing in  A-1 (S&P) or Prime-1 (Moody’s); U.S. Treasury Securities, or United States Government obligations issued by or backed by a federal agency of the United States Government.  We do not enter into investments for trading or speculative purposes, and our cash is deposited in, and invested through, highly rated financial institutions in the United States.  While our available for sale securities are subject to interest rate risk and would fall in value if market interest rates increased, we estimate that the fair value of our investment portfolio would not decline by a material amount in the event of an increase in market interest rates.  We therefore would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer/Principal Accounting Officer, of the effectiveness of the design and operation of all of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of April 30, 2009.

Changes in Internal Control Over Financial Reporting

We made no changes in our internal control over financial reporting during the Third Quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2008, we obtained a default judgment of $6.53 million from the 18th Judicial Circuit Court in the State of Illinois against an internet message board poster; awarded for defamation and tortious interference.  We did not record any part of the award as an asset on our consolidated balance sheets.  In February 2009, the 18th Judicial Circuit Court in the State of Illinois vacated the judgment.

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

We have a history of losses, and we may not achieve or maintain profitability

We had a loss $5,370,700 after taxes for the nine month period ended April 30, 2009, a loss of $6,540,300 after taxes for the fiscal year ended July 31, 2008, and a loss of $4,654,900 after taxes for the fiscal year ended July 31, 2007.  As of April 30, 2009, we had an accumulated deficit of approximately $36.8 million.  We may continue to have losses in the future.  If the penetration into the marketplace of SDC is later than anticipated, revenue growth is slower than anticipated or operating expenses exceed expectations, it may take an unforeseen period of time to achieve or sustain profitability and we may never achieve or sustain profitability.  Slower than anticipated revenue growth could force us to reduce research, testing, development and marketing of our technology and/or force us to reduce the size and scope of our operations, or cease operations altogether.  If we do become profitable in future periods, we have an employment contract with our Chief Executive Officer and President which includes a provision for him to be paid an amount equal to 3% of our net income before taxes, if any.  Such payments would reduce our profitability.

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

In addition, because of our limited operating history and the early stage of the market for our SDC technology, we have limited insight into trends that may emerge and affect our business.  Forecasting future revenues is difficult, especially since our technology is novel and we are at the early stages of the adoption of our technology.  Market acceptance of our products may change rapidly.  In addition, our customer base is highly concentrated.  Fluctuations in the buying patterns of our current or potential customers for any reason, could significantly affect the level of our sales on a period to period basis.  As a result, our financial results could fluctuate to an extent that may not meet market expectations and that also may adversely affect our stock price.  There are a number of other factors that could cause our financial results to fluctuate unexpectedly, including product sales, the mix of product sales, the cost of product sales, the achievement and timing of research and development and regulatory milestones, changes in expenses, including non-cash expenses such as the fair value of stock options granted, and manufacturing or supply issues, among other issues.

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

Our management and our Board of Directors has significant influence over our direction and policies, and may be able to delay or prevent a change of control of our Company, which could adversely affect our stock price

As of June 5, 2009, Michael L. Krall, our President and Chief Executive Officer, beneficially owned, including exercisable options, approximately 6.3% of our common stock.  As of the same date, our directors and officers as a group beneficially owned, including exercisable options and warrants, approximately 19.7% of our common stock.  As a result, our management, and Mr. Krall in particular, are in a position to significantly influence our direction and policies, the election of our Board, and the outcome of any other matters requiring shareholder approval.  This concentration of ownership may harm the market price of our common stock by, among other things:

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

The price of our common stock may be volatile, which may cause investment losses for our shareholders

Since our initial public offering in August 1996, the price and trading volume of our common stock have been highly volatile. The price has ranged from below $1 per share to over $8 per share, and the monthly trading volume has varied from under 200,000 shares to over 7.8 million shares.  During the twelve months prior to June 5, 2009, the closing price of our common stock on any given day has ranged from $1.69 to $8.50 per share, and the monthly trading volume has varied from approximately 1.2 million shares to approximately 4.9 million shares. In the future, the market price of our common stock may be volatile and could fluctuate substantially due to many factors, including:

•	actual or anticipated fluctuations in our results of operations;

•	the introduction of new products or services, or product or service enhancements by us or our competitors;

•	developments with respect to our or our competitors’ intellectual property rights or regulatory approvals or denials;

•	announcements of significant acquisitions or other agreements by us or our competitors;

•	the sale by us of our common or preferred stock or other securities, or the anticipation of sales of such securities;

•	sales or anticipated sales of our common stock by our insiders (management and directors);

•	the trading volume of our common stock, particularly if such volume is light;

•	conditions and trends in our industry;

•	changes in our pricing policies or the pricing policies of our competitors;

•	changes in the estimation of the future size and growth of our markets and, among other factors;

•	general economic conditions.

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

Our future capital needs are uncertain, and we may need to raise additional funds in the future which may not be available on acceptable terms or at all.

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

If outstanding options and warrants to purchase shares of our common stock are exercised, or if other remaining authorized shares of our common stock are issued, the interests of our shareholders could be diluted

We have approximately 7,856,441 shares of common stock reserved for issuance, which includes shares under equity compensation plans, vested and unvested options, and warrants. These shares have a weighted-average exercise price of approximately $2.30.  In addition, approximately 9,915,800 authorized shares of our common stock remain available for future issuance under equity compensation plans or otherwise.  The exercise of options and warrants, and the sale of shares underlying such options or warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares.  Investors may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under our stock option plans, and options and warrants yet to be granted or issued.

We may not be able to utilize all of, or any of, our tax net operating loss carry-forwards and our future after-tax earnings, if any, could be reduced

At April 30, 2009, we had federal and California tax net operating loss carry-forwards of approximately $40,316,600 and $30,146,800 respectively.  The difference between federal and California tax loss carry-forwards is primarily due to limitations on California loss carry-forwards.

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
Michael L. Krall President / Chief Executive Officer (Principal Executive Officer) June 9, 2009

By:	/s/ Andrew J. Buckland
Andrew J. Buckland Chief Financial Officer (Principal Financial Officer) June 9, 2009