Form 10-K
period 2009-07-31
PURE BIOSCIENCE
filed 2009-10-13
CIK 1006028

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009 or

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

(619) 596-8600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value

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

Large accelerated filer ☐        Accelerated filer ☒         Non-accelerated filer ☐ (Do not check if a smaller reporting company)        Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒

As of October 9, 2009, the registrant had 34,126,148 shares of its common stock, no par value, issued and outstanding.

        The aggregate market value of the registrant’s voting stock held by non-affiliates, as of the last day of the registrant’s second quarter of the fiscal year ended July 31, 2009, was approximately $72,332,800 (computed on the basis of the last trade of the common stock on the NASDAQ Capital Market on January 30, 2009).

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A in connection with the Annual Meeting of Shareholders to be held on or about January 20, 2010 are incorporated herein by reference into Part III of this Annual Report. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after July 31, 2009.

As used in this 10-K, the terms “we”, “us”, “our” and “the Company” refer to PURE Bioscience, a California corporation, and its subsidiaries, on a consolidated basis, unless otherwise stated.

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

Item 1.  Business

Overview
PURE Bioscience (sometimes referred to herein as the “Company,” “we”, “us” or “our”) was incorporated in the state of California on August 24, 1992.  We began as a provider of pharmaceutical water purification products for the pharmacy market.  In 2000, we commenced investments in the development of novel bioscience technologies, and subsequent to the May 2005 sale of our Water Treatment Division we have been exclusively focused on the development and commercialization of our current and future bioscience products.

We are expanding into markets with broad potential by developing new, proprietary bioscience products based upon our patented silver ion antimicrobial technologies.  We are developing technology-based bioscience products, including our silver dihydrogen citrate-based antimicrobials, which we believe can provide novel, non-toxic solutions to numerous global health challenges and represent innovative advances in diverse markets. We believe that our technologies are in a position to contribute significantly to today’s global trend toward industrial and consumer use of environmentally friendly products, while providing competitive advantages in efficacy and safety.

Bioscience Technologies
Our flagship bioscience technology is a patented, aqueous antimicrobial called silver dihydrogen citrate (“SDC”). A new molecular entity, SDC is an electrolytically generated source of stabilized ionic silver that can serve as the basis for a broad range of products in diverse markets. SDC liquid is colorless, odorless, tasteless, non-caustic and formulates well with other compounds. As a platform technology, our SDC-based antimicrobial is distinguished from competitors in the marketplace because of its superior efficacy combined with reduced toxicity. We are producing and plan to expand the production of pre-formulated, ready-to-use products for private label distribution, as well as varying strengths of SDC concentrate as an additive or raw material for inclusion in other companies’ products, including as an active pharmaceutical ingredient. In addition to SDC, we have obtained patent protection for ionic silver-based molecular entities utilizing 14 organic acids other than citric acid.

We also own certain rights to a patent-pending pesticide technology, Triglycylboride which, like SDC, provides effective results without human toxicity and is an alternative to traditional poisons. Triglycylboride has been formulated into the products RoachX and AntX, however these products are not currently being actively marketed or developed.

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

We currently have U.S. Environmental Protection Agency (“EPA”)  registration for our 2400-parts per million (ppm) technical grade SDC concentrate (trade name Axenohl) as well as for our Axen and Axen30 hard surface disinfectant products for commercial, industrial and consumer applications including restaurants, homes and medical facilities.  In August 2009, we obtained EPA registration for an SDC-based sanitizer for food contact surfaces. The new sanitizer was registered under the trade name Axen50 for sanitization of food contact surfaces and equipment in environments such as farms, food processing plants, schools, hospitals, restaurants and homes.

Our Axen30 EPA registration includes claims such as a 30-second kill time on standard indicator bacteria, a 24 hour residual kill on standard indicator bacteria, a 2-minute kill time on some resistant strains of bacteria, a 10-minute kill time on fungi, a 30-second kill time on HIV Type I, and a 3 to 10-minute kill time on other viruses. These claims distinguish the efficacy of Axen30 from many of the leading commercial and consumer products currently on the market, while maintaining lower toxicity ratings.  Based on the EPA toxicity categorization of antimicrobial products that ranges from Category I (high toxicity) down to Category IV, Axen30, with its combination of the biocidal properties of ionic silver and citric acid, is an EPA Category IV antimicrobial for which precautionary labeling statements are normally not required. This compares with Category II warning statements for most leading brands of antimicrobial products.

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

•
Bacteria Additional testing of Axen against Methicillin Resistant Staphylococcus aureus ATCC 700698 (MRSA), Vancomycin Resistant Enterococcus faecium ATCC 700221 (VRE) and Escherichia coli OH157 ATCC 43888 demonstrated a 99.9999% kill in 2 minutes.  These specific bacteria are especially problematic in hospitals because of their resistance to antibiotics.  Further, Axen showed a 99.9999% kill in 30-seconds against Listeria monocytogenes ATCC 19111. Food processing operations are challenged to keep this bacterium under control.  In November 2007, we obtained expanded EPA-registered claims to include  claims against two additional resistant strains of Staphylococcus, Community Associated MRSA (CA-MRSA) and Community Associated PVL Positive MRSA (CA-MRSA, PVL Positive), eliminating both organisms in just two minutes. Also added to the expanded label are two-minute kill claims on Campylobacter jejuni and Acinetobacter baumannii.

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

We expect the new Axen50 sanitizer approval to open new markets for our technology, as food borne illnesses create significant health and economic problems in the U.S. and internationally.  The Axen50 registration will enable our distributors to apply for state registrations to sell both new food surface sanitizers and to add the new food contact sanitization claims to existing disinfectant product registration claims.  Additionally, we expect that this registration will help add to our product offerings additional direct food contact applications of SDC-based formulations as antimicrobial processing aids, predominantly  through the U.S. Department of Agriculture.

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

We plan to pursue additional EPA and U.S. Food and Drug Administration (“FDA”) regulatory approvals for other applications. In September 2003, we entered into an agreement with Therapeutics, Incorporated (“Therapeutics”), a drug development company based in La Jolla, California, for the development and commercialization of certain FDA-regulated SDC-based products (the “Therapeutics Agreement”).  Products under development in our collaboration with Therapeutics included women’s health products, acne products, products for treatment of dermatophytoses such as tinea pedis (athlete's foot), onychomycosis (nail fungus), and antimicrobial skin wash products, beginning with a hand sanitizer.  In December 2006, Therapeutics submitted an Investigational New Drug (IND) application to the FDA for an SDC-based hand sanitizer, to enable initiation of the first clinical trial of a product containing SDC as an active pharmaceutical ingredient.  After reviewing the submission the FDA determined that the product testing in man may begin as proposed.  Multiple hand sanitizer formulations containing SDC have been tested for safety and efficacy in proof of concept studies.

In July 2008, we added a new development and licensing partner for SDC-based products for human use, FTA Therapeutics, LLC (“FTA”).  To facilitate the contract with FTA, we structured an agreement in which Therapeutics transferred its development and license rights for FDA-regulated SDC-based products, including the in-process IND for a skin sanitizer, back to us.  We purchased from Therapeutics all data and other materials generated by Therapeutics related to the licenses being returned.  We intend to subsequently license development rights for these indications to multiple third parties, the first being FTA.

FTA has begun formulation and clinical projects for FDA-regulated dermatology products containing SDC.  Under our agreement with FTA, FTA will fund and direct all development activities and FDA regulatory filings.  In July 2009, the Cleveland Clinic, which has one of the largest biomedical engineering departments in the United States, acquired an equity stake in FTA and will work with FTA on their SDC development projects.

Our SDC technology also shows promise as a broad-spectrum antimicrobial for multiple other medical indications, including wound and burn care, as well as for dental and veterinary indications, for which we are actively seeking development partners.

In September 2007, we announced that we had developed a new SDC-based antimicrobial product that provides what we believe to be the first 24-hour residual protection against norovirus.  The highly concentrated product is designed to be mixed with water at the point of use to create a low toxicity hard surface antimicrobial.  In 2007, we commissioned an independent, third-party study entitled "Residual Virucidal Efficacy of a Disinfectant for Use on Inanimate Environmental Surfaces Utilizing Feline Calicivirus as a Surrogate Virus for Norovirus."  The study was conducted by the nation's leading third party microbiology and virology testing laboratory in accordance with EPA Good Laboratory Practice regulations. The testing laboratory modified an existing EPA protocol for testing bacterial residual efficacy to a protocol that appropriately evaluated the residual efficacy of our new formulation against the Feline Calicivirus. Our new disinfectant demonstrated greater than 99.9999% reduction in viral titer of Feline Calicivirus after 12 hours and at least a 99.98% reduction after 24 hours.  We intend to initially market the product through distributor relationships to the cruise ship industry under the name Cruise Control, subject to significant testing and evaluation of the product by potential purchasers.

In July 2008, we suspended the development and marketing efforts for our Triglycylboride boric acid-based pesticides in order to focus on the development of our SDC and related technologies.  If we decide not to make additional future investments in the Triglycylboride technology ourselves, we may pursue alternatives such as selling or licensing our rights to the technology, however the value of the technology, if any, is unknown at this time.

Customers
We rely on third parties to market and distribute our products.  Our partners and distributors are marketing our novel antimicrobial silver ion technology to industrial and consumer markets, however these products have not yet been widely accepted into the marketplace.

We sell, or plan to sell, SDC in a variety of concentrations and formulations.  We sell SDC concentrate to certain partners who in turn (i) resell the concentrate as an active ingredient or preservative in other companies’ products; (ii) blend the product into hard surface disinfectant products for sale to retail, commercial and institutional customers; and/or (iii) develop novel formulations under a license granted by us.  In addition, we sell both bulk and individually bottled hard surface disinfectant products to distributors that in turn sell the product to retail, commercial and institutional customers.

We have a strategic agreement with Ciba, under which we have granted Ciba the right to resell our SDC concentrate within the global personal care, household and institutional markets.  During the year ended July 31, 2009 (“Fiscal 2009”) Ciba was acquired by BASF, a chemical company with global annual revenues in 2008 of approximately $90 billion.  All contractual rights under our agreements with Ciba have been assigned to BASF, and the integration of Ciba into BASF is complete (for all subsequent references to the strategic relationship in this Annual Report, we will refer to our partner as “BASF”).  BASF’s customers include many global, well established corporations with powerful existing brands.  In February 2009, the first name brand personal care products containing SDC as the active ingredient were launched in Europe by a customer of BASF.  We expect other such product launches in future periods through our agreement with BASF.

In July 2008, we entered into an agreement with FTA Therapeutics, LLC for the development of FDA-regulated dermatology products containing SDC.  Under the agreement, FTA will fund and direct all development activities and FDA regulatory filings.  We would receive payments on the achievement of certain milestones for each licensed indication; royalties on commercial sales of any products developed and sold under the agreement; and a transfer price for any SDC Active Pharmaceutical Ingredient manufactured by us for incorporation into products developed and sold under the agreement.

We have entered into distribution agreements with multiple distributors in the United States to market our EPA-approved hard surface disinfectant under their own labels, and a number of such products have recently been launched, or we expect to be launched in future periods.  As our disinfectant contains a novel, patented molecule, the market adoption of such products can take significantly longer than for a reformulation of a product under an existing brand name.  However, we are hopeful that our distributors will successfully achieve market acceptance of our products as a result of the novel selling points of SDC, such as its broad spectrum efficacy, low toxicity and lack of evidence of pathogenic resistance.

During Fiscal 2009, we signed a distribution agreement with BioTech Medical LLC, a U.S.-based division of privately-held Suarez Corporation Industries, a leading international marketing company. This agreement allows BioTech Medical LLC the non-exclusive right to market our Axen30 hard surface disinfectant and our Cruise Control concentrated product globally, with the exception of Brazil.  Additionally, we have a strategic agreement with Rockline Industries for the development of wet wipes containing our SDC technology, which Rockline would market if successful product development and EPA approval were achieved.

To date, with the exception of BASF, BioTech Medical LLC and Rockline, our partners have been, and are, small distributors to whom we have granted primarily non-exclusive rights to market our EPA approved Axen30 hard surface disinfectant, which is sold under multiple brand names owned by the distributors. However, we continue to develop new products and formulations utilizing our SDC technology.  Potential products may include cleaner disinfectants, field dilutable disinfectants and sanitizers, hospital grade disinfectants  and sporicides, cold process sterilants, and medical device applications.  If we are successful in developing any such new formulations and obtaining regulatory approvals, we expect be able to attract additional established partners and distributors of our technology.

In August 2009, we obtained EPA registration for an SDC-based sanitizer for food contact surfaces. This registration will enable applications for state registrations to sell both new food surface sanitizers and to add the new food contact sanitization claims to existing disinfectant product registration claims.  We also have other pending EPA applications, for additional uses and for new formulations.  For example, SDC is currently in various trials by third parties in the transportation and agriculture industries, both of which we consider to be significant market opportunities.  While we cannot predict the timing or scale of any of these opportunities, and we are competing in highly competitive markets, we believe that our SDC technology has significant advantages over existing technologies.  With the additional food contact claims, and additionally if we are successful in gaining approvals for additional uses and for new formulations, we expect to be able to attract new, well capitalized partners and distributors.

During Fiscal 2009, we signed a number of distribution agreements for the distribution of Axen30 as a hard surface disinfectant, including, among others, agreements with Global Endeavor for India; Harmony Bioscience, Inc. worldwide excluding Brazil, Markus Group Ltd. for Thailand, Indonesia Australia, New Zealand and Vietnam; PT Kurnia Sarana Abadi for Indonesia; and Sterifide Laboratories Inc. for the United States.

During Fiscal 2009, sales to each of the three following customers comprised 10% or more of our revenues: CIBA/BASF, PureGreen LLC, a U.S. sub-registrant and distributor of our hard surface disinfectant products, and Eco-Safe Solutions Inc., also a U.S. sub-registrant and distributor of our hard surface disinfectant products.

During Fiscal 2009, 98% of sales were made to U.S. domestic customers.  The balance of future revenues by territory is unknown at this time, however we expect the United States market to continue to be our largest market for the foreseeable future.

Segment Information
We believe that based upon the end use of our products, the value added contributions made by us, the regulatory requirements, our customers and partners, and the strategy required to successfully market finished products, we are operating in a single segment.  See Note 13 to the consolidated financial statements (“Business Segment and Sales Concentrations”) elsewhere in this 10-K for more information regarding our business segments.

Competition
The markets for SDC and each of its potential channels are highly competitive.  We have a number of competitors that vary in size and scope and breadth of products offered.  Such competitors include some of the largest corporations in the world, and many of our competitors have greater financial resources than we do in the areas of sales, marketing, branding and product development.  We expect to face additional competition from other competitors in the future.

Because SDC is a new technology, our success will depend, in part, upon our ability to achieve market share at the expense of existing, established and future products in our relevant target markets.  Even where SDC may have technological competitive advantages over competing products, we, our partners or our distributors, will need to invest significant resources in order to attempt to displace traditional technologies sold by what are in many cases well-known international industry leaders.  Alternatively, we may pursue strategies in selective markets of encouraging existing competitors to incorporate our products into their existing brands, thereby reducing the proportion of end-use revenues that would accrue to us.  To the extent that we were to grant any existing competitor exclusivity to any field and/or territory, we would risk having our technology marketed in a manner that may be less than optimal for us.  We recognize that innovative marketing methods are required in order to establish our products, and that such methods may not be successful.

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

We also depend upon the skills, knowledge and experience of our scientific and technical personnel, as well as that of our advisors, consultants and other contractors. To help protect our proprietary know-how that is not patentable, and for inventions for which patents may be difficult to enforce, we rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we require our employees, consultants, advisors and certain other contractors to enter into confidentiality agreements in order to prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. Additionally, these confidentiality agreements require that our employees, consultants and advisors do not bring to us, or use without proper authorization, any third party’s proprietary technology.

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

We own the registered trademarks or trademark applications for PURE Bioscience®, Powered by SDC Ag+™, Staph Attack®, Staphacide®, Axenohl®, Axen, Silvérion®, Kinderguard®, Cruise Control®, Nutripure™, Elderguard™, Critterguard™, Innovex®, RoachX®, AntX™, TrapX® and Medifier™.

Manufacturing
We manufacture and blend SDC products in our manufacturing facility at our corporate headquarters in El Cajon, California.  We manufacture SDC concentrate, and all SDC concentrated products, exclusively in our facility and intend to maintain all concentrate manufacturing in our own facility and under our own control.  In 2007, we completed a redevelopment of our manufacturing facility, and significantly expanded our SDC manufacturing capacity.  Also in 2007, our manufacturing facility and process for the production of pharmaceutical-grade SDC concentrate as an Active Pharmaceutical Ingredient received Current Good Manufacturing Practice (cGMP) certification.

In 2007, we invested in manufacturing equipment, including a new automated blending and packaging operation that allows us to produce finished, labeled, diluted end-use products.  If necessary, we are able to outsource some blending and packaging operations to one or more third parties, and may do so where it is economically advantageous to us and to our customers, particularly in regard to the reduction of shipping costs.  We did not outsource any manufacturing operations during the year ended July 31, 2008 (“Fiscal 2008”) or Fiscal 2009.

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

All in-house R&D costs, outside legal costs for maintaining issued patents, and third-party laboratory testing expenses are charged to operations when incurred, and are included in operating expenses.  Outside legal costs and filing fees related to obtaining new patents are capitalized as incurred.  The total amounts capitalized for pending patents were $100,270 and $125,100 in Fiscal 2009 and 2008, respectively.  The cumulative cost of acquiring patents is amortized on a straight-line basis over the estimated remaining useful lives of the patents, generally between 17 and 20 years from the date of issuance.  At July 31, 2009, the weighted average remaining amortization period for all patents was approximately 10.9 years.  Amortization expense for Fiscal 2009, Fiscal 2008 and the year ended July 31, 2007 (“Fiscal 2007”) was $172,000, $175,800, and $164,500, respectively.

In addition to the amortization of capitalized patents, expense charged to R&D was $1,296,500, $1,470,600, and $1,056,300 in Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.  Total R&D expense, including amortization, was $1,468,500, $1,646,400, and $1,220,800 in Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.
<?xml:namespace prefix = o ns = "urn:schemas-microsoft-com:office:office" />

Government Regulation
The SDC-based antimicrobial products that we manufacture and sell in the United States are regulated by the EPA under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”). We have four such products currently registered by the EPA under FIFRA: our 2400-parts per million (ppm) technical grade SDC concentrate (trade name Axenohl); our Axen and Axen30 hard surface disinfectant products; and an SDC-based sanitizer for sanitization of food contact surfaces registered under the trade name Axen50.  As we continue to develop new products, we will require a registration from the EPA in order to market our products in the U.S. Each new formulation of an SDC-based product will require such a registration.  There is no guarantee that the EPA will grant any registration for the products we submit to them for approval.

In addition to the Federal EPA, each of the 50 U.S. states has its own agency that regulates pesticide sales into their state. Prior to distributing a product into any of these states, a registration from the applicable agency is required. We market our antimicrobial products to third party distributors who are responsible for obtaining these state registrations. Should we begin to directly market our own brands, we would first need to obtain a registration for each state into which we intend to distribute such products.

We have chosen to pursue certain approvals through the FDA by partnering with other companies who have assumed, or will assume, responsibility for the testing and regulatory process for selected potential FDA regulated SDC-based products.  In July 2008, we entered into a development and licensing agreement for SDC-based products for human use, FTA Therapeutics, LLC (FTA).  FTA has begun formulation and clinical projects for FDA-regulated dermatology products containing SDC.  Under our agreement with FTA, we will be responsible for providing pharmaceutical-grade SDC concentrate as an Active Pharmaceutical Ingredient (“API”).  Our SDC technology also shows promise as a broad-spectrum antimicrobial for multiple other medical indications, including wound and burn care, and we expect that under future collaboration agreements for such indications, if any, we will also provide pharmaceutical-grade SDC concentrate as an API.  As a manufacturer of an API, we are or will be required to register with the FDA and will be subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation requirements, which require manufacturers of API’s to adhere to certain regulations, including testing, quality control and documentation procedures. In 2007, our manufacturing facility and process for the production of pharmaceutical-grade SDC concentrate as an API received Current Good Manufacturing Practice (cGMP) certification, however there is no guarantee that we will be able to maintain this certification, or otherwise meet FDA regulations for the production of an API.  Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA.

The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain.  There is no guarantee that either FTA, any other potential partner, or we will be able to obtain the resources necessary to obtain such approvals, or that the products will meet the strict criteria imposed by the FDA.

Outside the U.S., we, our distributors or our partners are obligated to obtain and maintain all necessary regulatory approvals or registrations in each specific country, to enable SDC-based products to be manufactured, formulated and/or sold in, or into, that country.  Regulations for antimicrobial products and products for human use vary significantly from country to country.  Our technology may also face import or export restrictions or burdens, which may change from time to time.

Employees
As of October 9, 2009, we employed twenty-four people, twenty-three of whom were full-time employees.  We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. None of our employees are covered by a collective bargaining agreement.

Company Website
We maintain a website at www.purebio.com.  We make our periodic and current reports available on our website free of charge.  Information contained on, or accessible through, our website is not part of this report or our other filings with the SEC.  You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains our periodic reports, proxy and information statements, and other information.

Executive Officers of the Registrant
The following table and information below sets forth information with respect to each of our current executive officers:

Name	Age	Position	Held Position Since
Michael L. Krall	57	President, CEO, Chairman, Director	1992
Andrew J. Buckland	46	CFO, Principal Accounting Officer	2005
Donna Singer	39	Executive Vice President, Director	1998

The executive officers serve at the discretion of the Board.

Business Experience

MICHAEL L. KRALL    Mr. Krall is the President, CEO and Chairman of the Board, positions that he has held since 1992.

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

We have a history of losses, and we may not achieve or sustain profitability

We had a loss of $7,067,300 after taxes for the fiscal year ended July 31, 2009 (“Fiscal 2009”), a loss of $6,540,300 after taxes for the fiscal year ended July 31, 2008 (“Fiscal 2008”), and a loss of $4,654,900 after taxes for the fiscal year ended July 31, 2007 (“Fiscal 2007”).  As of July 31, 2009, we had an accumulated deficit of approximately $38.5 million.  We may continue to have losses in the future.  If the penetration into the marketplace of SDC takes longer than anticipated, revenue growth is slower than anticipated or operating expenses exceed expectations, it may take an unforeseen period of time to achieve or sustain profitability and we may never achieve or sustain profitability.  Slower than anticipated revenue growth could force us to reduce research, testing, development and marketing of our technology and/or force us to reduce the size and scope of our operations, or cease operations altogether.

We do not yet have significant cash inflows from product sales or from other sources of revenue to offset our ongoing and planned investments in corporate infrastructure, research and development projects, regulatory submissions, business development activities, and sales and marketing, among other investments.  These investments may not be successful.  In addition, some of these investments cannot be postponed and we may be contractually or legally obligated to make them.  In future periods we may need to seek additional capital through the issuance of debt, common stock, preferred stock, convertible securities or through other means, any one of which could reduce the value, perhaps substantially, of our outstanding common stock.  We currently have no long-term debt, however the issuance of debt, common stock, preferred stock, convertible securities, or other financial instruments in future periods, if any, could lead to the dilution of our existing shareholders.  There is no guarantee that we would be able to obtain capital on terms acceptable to us, or at all.  Insufficient funds could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or unanticipated customer requirements, and further may require us to delay, reduce or eliminate some or all of our research and product development programs, license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, sell some or all of our intellectual property, or to reduce or cease operations.

The risks associated with our business may be more acute during periods of economic slowdown or recession.  In addition to other consequences, these periods may be accompanied by decreased consumer spending generally, as well as decreased demand for, or additional downward pricing pressure on our products.  Accordingly, any prolonged economic slowdown or a lengthy or severe recession with respect to either the U.S. or the global economy is likely to have a material adverse effect on our results of operations, financial condition and business prospects.  As a result, given the recent deterioration in the U.S. and global economies, as well as the decreasing purchasing power of consumers and institutions, we expect that our business will continue to be adversely affected for so long as, and to the extent that, such adverse economic conditions exist.

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

We are marketing our new antimicrobial silver ion technology to industrial and consumer markets.  These products have not yet been accepted into the marketplace, and may never be accepted.  In addition, even if our products achieve market acceptance, we may not be able to maintain product sales or other forms of revenue over time if new products or technologies are introduced that are more favorably received than our products, are more cost-effective or otherwise render our products less attractive or obsolete.  Other risks involved in introducing these new products include liability for product effectiveness and safety, and competition from existing or emerging sources.  Additionally, government regulation in the U.S. and in other countries is a significant factor in the development, manufacturing and marketing of many of our products and in our ongoing research and development activities. We believe that all products derived from SDC, or products that may be derived from SDC in future periods, require or will require approval by government agencies prior to marketing or sale in the U.S. or overseas.  Complying with applicable government regulations and obtaining necessary clearances or approvals can be time consuming and expensive, and there can be no assurance that regulatory review will not involve delays or other actions adversely affecting the marketing and sale of our products.  For example, regulatory review of SDC by the EPA has historically been time consuming and expensive, due primarily, we believe, to the novel nature of our technology.  While we cannot accurately predict the outcome of such regulatory processes, we expect the review process to remain time consuming and expensive as we, or our partners, apply for approval to market new formulations or to make additional claims.  We also cannot predict the extent or impact of future legislation or regulation in the U.S. or overseas.

Some of our new bioscience applications, for example those aimed at healthcare, food preparation and agriculture markets, will also require approval by government agencies prior to marketing or sale in the U.S. or overseas.  Until we, or our partners, obtain approvals from the appropriate regulatory authorities for future potential product applications, if any, we will not be able to market or sell such products, which would limit our revenues.  Even after approval, if any, we will remain subject to changing governmental policies regulating antimicrobial products.

If we are not able to manage our anticipated growth effectively, we may not become profitable

We anticipate that expansion will continue to be required to address potential market opportunities for our SDC technology.  There can be no assurance that our infrastructure will be sufficiently scalable to manage any future growth.  There also can be no assurance that if we continue to invest in additional infrastructure, we will be effective in expanding our operations or that our systems, procedures or controls will be adequate to support such expansion. In addition, we will need to provide additional sales and support services to our partners if we achieve our anticipated growth with respect to the sale of our SDC technology for various applications.  Failure to properly manage an increase in customer demands could result in a material adverse effect on customer satisfaction, our ability to meet our contractual obligations, and on our operating results.

The industries in which we operate are heavily regulated and we may be unable to compete effectively

We are a bioscience company focused on the marketing and continued development of our electrolytically generated stabilized ionic silver technology, including our flagship SDC antimicrobial.  The risks, regulatory hurdles and costs of doing business in our target markets are high. Our SDC is a platform technology rather than a single use applied technology. As such, products developed from the platform fall under the jurisdiction of multiple U.S. and international regulatory agencies. We currently have U.S. EPA registration for our 2400-parts per million (ppm) technical grade SDC concentrate (trade name Axenohl), as well as for our Axen and Axen30 hard surface disinfectant products.  In addition, in August 2009 we obtained EPA registration for an SDC-based sanitizer for food contact surfaces.  In addition to the Federal EPA, each of the 50 United States has its own government agency that regulates pesticide sales into their state. Prior to distributing a product into any of these states, a registration from the state is required.  There can be no guarantee that a particular state, or any state, will continue to allow the sale of SDC-based products, or grant any new approvals in future periods.

We intend to fund and manage additional U.S. EPA-regulated product development internally, in conjunction with our regulatory consultants and potentially by partnering with other third parties.  We are also partnering, or intend to partner, with third parties who are seeking, or intend to seek, approvals to market SDC-based products in markets outside the U.S.  However, the introduction of additional regulated antimicrobial products in the U.S. or in markets outside the U.S. could take several years, or may never be achieved.  Existing state, federal or international approvals may not be maintained.  Additionally, doing business internationally carries a great deal of risk with regard to foreign government regulation, banking, currency fluctuation, and many other factors.

We are subject to intense competition

Our silver ion and other products compete in highly competitive markets dominated by extremely large, well financed domestically and internationally recognized chemical and pharmaceutical companies. Many of our competitors have greater financial resources than we do in the areas of sales, marketing, branding and product development, and we expect to face additional competition from these competitors in the future.  Many of our competitors already have well established brands and distribution.  Focused competition by chemical and pharmaceutical giants could substantially limit or eliminate our potential market share and ability to profit from our products and technologies.  Our ability to compete will depend upon our ability, and the ability of our distributors and other partners, to develop brand recognition and novel distribution methods, and to displace existing, established and future products in our relevant target markets.  We or our partners or distributors may not be successful in doing so.

We rely on a small number of key supply ingredients in order to manufacture our products

All of the supply ingredients used to manufacture our products are readily available from multiple suppliers.  However, commodity prices for these ingredients can vary significantly and the margins that we are able to generate could decline if prices rise.  For example, both silver and citric acid prices have been volatile recently.  In many of our distribution and development agreements, we are unable to raise our product prices to our customers quickly to maintain our margins, and significant price increases for key inputs would therefore have an adverse effect on our results of operations.

We are subject to substantial regulation related to quality standards applicable to our manufacturing and quality processes.  Our failure to comply with applicable quality standards could have an adverse effect on our business, financial condition, or results of operations.

The EPA regulates the registration, manufacturing, and sales and marketing of many of our products, and those of our distributors and partners, in the United States.  Significant government regulation also exists in overseas markets.  Compliance with applicable regulatory requirements is subject to continual review and is monitored through periodic inspections and other review and reporting mechanisms.

Failure by us or our partners to comply with current or future governmental regulations and quality assurance guidelines could lead to temporary manufacturing shutdowns, product recalls or related field actions, product shortages or delays in product manufacturing. Efficacy or safety concerns and/or manufacturing quality issues with respect to our products or those of our partners could lead to product recalls, fines withdrawals, declining sales, and/or our failure to successfully commercialize new products or otherwise achieve revenue growth.

In addition, the FDA and comparable agencies in many foreign countries impose substantial limitations on the introduction of new products through costly and time-consuming laboratory and clinical testing and other procedures.  The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain.  There is no guarantee that either our existing partners or any other potential partner, or we, will be able to obtain the resources necessary to further develop our technology or obtain regulatory approvals, or that the products will be successful in meeting the strict criteria imposed by the FDA.  It may be several years before we, or any third party to whom we grant rights to use our silver ion technologies, are able to introduce any FDA regulated antimicrobial pharmaceutical products containing our technology.

If a natural or man-made disaster strikes our manufacturing facility, we will be unable to manufacture our products for a substantial amount of time and our sales and profitability will decline.

Our sole manufacturing facility and the manufacturing equipment we use to produce our products would be costly to replace and could require substantial lead-time to repair or replace.  The facility may be affected by natural or man-made disasters and in the event they were affected by a disaster, we would be forced to set up alternative production capacity, or rely on third party manufacturers to whom we would have to disclose our trade secrets.  Although we possess insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses, may not continue to be available to us on acceptable terms, or at all, and may not address the marketing and goodwill consequences of our inability to provide products for an extended period of time.

If we are unable to successfully develop or commercialize new applications of our SDC technology, our operating results will suffer

In addition to its use on inanimate surfaces, we believe that our SDC technology also shows promise as a broad-spectrum antimicrobial for use in human and veterinary healthcare products.  We plan to pursue additional EPA and FDA regulatory approvals for other applications. We have entered into agreements with FTA Therapeutics for the development and commercialization of certain FDA regulated SDC-based products.  However, we do not exercise any control over these development partners.  FTA’s resources are limited and progress to date on all indications has been slow.  Any products developed may never achieve regulatory approval and may never be commercialized.  If they are commercialized, we may not receive a share of future revenues that provides an adequate return on our historical or future investment.

Our ability to generate increased revenue depends in part upon the ability and willingness of our current and potential strategic partners in both FDA and non-FDA environments to increase awareness of our technology to their customers, and to provide implementation services. If our strategic partners fail to increase awareness of our technology or to assist us in getting access to decision-makers, then we may need to increase our marketing expenses, change our marketing strategy or enter into marketing relationships with different parties, any of which could impair our ability to generate increased revenue or to generate profits from our technology.

Because we are an early stage company, it is difficult to evaluate our prospects; our financial results may fluctuate and these fluctuations may cause our stock price to fall

Since acquiring the rights to our SDC technology, we have encountered and likely will continue to encounter risks and difficulties associated with new and rapidly evolving markets. These risks include the following, among others:

•	we may not increase our sales to our existing customers and expand our customer base;

•	we may not succeed in maintaining and expanding our current sales and in penetrating other markets and applications of our SDC technology;

•	we or our partners and/ distributors may not establish and maintain effective marketing programs and create product awareness or brand identity;

•	we may not attract and retain key business development, technical and management personnel;

•	we may not succeed in locating strategic partners and licensees of our technology;

•	we may not effectively manage our anticipated growth; and

•	we may not be able to adequately protect our intellectual property.

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

We have no product distribution experience and we expect to rely on third parties who may not successfully sell our products

We have no product distribution experience and currently rely and plan to rely primarily on product distribution arrangements with third parties.  We also plan to license our technology to certain third parties for commercialization of certain applications.  We expect to enter into additional distribution agreements and licensing agreements in the future, and we may not be able to enter into these additional agreements on terms that are favorable to us, if at all. In addition, we may have limited or no control over the distribution activities of these third parties. These third parties could sell competing products and may devote insufficient sales efforts to our products. As a result, our future revenues from sales of our products, if any, will depend on the success of the efforts of these third parties.

We expect to rely on third parties to develop SDC-based products and they may not do so successfully or diligently

We rely on third parties to whom we license rights to our technology to develop products containing SDC for many of the applications for which we believe SDC-based products have, or may have, market opportunities.  Generally, under our contractual relationships with these third parties, we rely on the third party to fund and direct product development activities and appropriate regulatory filings.  Any of these third parties may not be able to successfully develop such SDC-based products, due to, among other factors, a lack of capital; a lack of appropriate diligence; a change in the evaluation by the third party of the market potential for SDC-based products; technical failures; and poorer than expected test results resulting from trial use of any products that may be developed.

If we are unable to obtain, maintain or defend patent and other intellectual property ownership rights relating to our technology, we or our collaborators and distributors may not be able to develop and market products based on our technology, which would have a material adverse impact on our results of operations and the price of our common stock

We rely and expect in the future to rely on a combination of patent, trademark, trade secret and copyright law, and contractual restrictions to protect the proprietary aspects of our technology and business. These legal protections afford only limited protection for our intellectual property and trade secrets. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our proprietary technology or otherwise obtain and use information that we regard as proprietary.  As a result, we cannot assure you that our means of protecting our proprietary rights will be adequate, and the infringement of such rights could have a material negative impact on our business and on our results of operations.

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

To the extent that we operate internationally, the laws of foreign countries may not protect our proprietary rights to the extent as do the laws of the U.S. Many countries have a “first-to-file” trademark registration system. As a result, we may be prevented from registering or using our trademarks in certain countries if third parties have previously filed applications to register or have registered the same or similar trademarks. Our means of protecting our proprietary rights may not be adequate, and our competitors, or potential competitors, could independently develop similar technology.

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

Litigation or the actions of regulatory authorities may harm our business or otherwise distract our management

Substantial, complex or extended litigation could cause us to incur major expenditures and distract our management. For example, lawsuits by employees, former employees, shareholders, partners, customers, or others, or actions taken by regulatory authorities, could be very costly and substantially disrupt our business.  Such lawsuits or actions could from time to time be filed against the Company and/or or our executive officers and directors.  Such lawsuits and actions are not uncommon, and we cannot assure you that we will always be able to resolve such disputes or actions on terms favorable to the Company.

Maintaining compliance with our obligations as a public company may strain our resources and distract management, and if we do not remain compliant our stock price may be adversely affected

Our common stock is registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  It is therefore subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.  The SEC continues to issue new and proposed rules, and complying with existing and new rules results in significant costs to us of being a public company, including substantial costs during Fiscal 2009 and Fiscal 2008, and in future years.  In addition, in April 2008 we obtained a listing of our common stock on the NASDAQ Capital Market, adding the additional cost and administrative burden of maintaining such a listing.  These additional regulatory costs and requirements will reduce our future profits or increase our future losses, and more management time and effort will be needed to meet our regulatory obligations than before.

We are required to evaluate our internal controls systems in order to allow management to report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act.  Our management is required to attest to, and have our Independent Registered Public Accounting Firm attest to, the adequacy of our internal controls.  We are also required to file our annual and quarterly reports with the Securities and Exchange Commission (“SEC”) on an accelerated basis.  Recent SEC pronouncements suggest that in the next several years we may be required to report our financial results using new International Financial Reporting Standards, replacing U.S. GAAP, which would require us to make significant investments in training, hiring, consulting and information technology, among other investments.  All of these and other reporting requirements and heightened corporate governance obligations that we face, or will face, will further increase the cost to us, perhaps substantially, of remaining compliant with our obligations under the Exchange Act and the Sarbanes-Oxley Act.  In order to meet these incremental obligations, we will need to invest in our corporate and accounting infrastructure and systems, and acquire additional services from third party auditors and advisors.  As a result of these requirements and investments, we will incur significant additional expenses and will suffer a significant diversion of management’s time.  There is no guarantee that we will be able to continue to meet these obligations in a timely manner, and we could therefore be subject to sanctions or investigation, or the delisting of our common stock, by regulatory authorities such as the SEC or the NASDAQ Capital Market.  Any such actions could adversely affect our financial results and the market price of our common stock, perhaps significantly.

Our publicly-filed reports are reviewed from time to time by the SEC, and any significant changes or amendments required as a result of any such review may result in material liability to us and may have a material adverse impact on the trading price of our common stock

The reports of publicly-traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements, and the SEC is required, pursuant to the Sarbanes-Oxley Act of 2002, to undertake a comprehensive review of a company’s reports at least once every three years.  SEC reviews may be initiated at any time. While we believe that our previously filed SEC reports comply, and we intend that all future reports will comply in all material respects with the published rules and regulations of the SEC, we could be required to modify, amend or reformulate information contained in prior filings as a result of an SEC review. Any modification, amendment or reformulation of information contained in such reports could be significant and result in material liability to us and have a material adverse impact on the trading price of our common stock.

We are dependent on our management team, and the loss of any key member of this team may prevent us from achieving our business plan in a timely manner

Our success depends largely upon the continued services of our executive officers and other key personnel. Our executive officers and key personnel could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on our executive officers or other employees, other than Michael L. Krall, our President and Chief Executive Officer.  The policy we have on Mr. Krall would likely not provide a benefit sufficient to offset the financial losses resulting from the loss of Mr. Krall’s future services.  The loss of one or more of our executive officers or key employees could seriously harm our business, results of operations, financial condition, and/or the market price of our common stock. We cannot assure you that in such an event we would be able to recruit qualified personnel able to replace these individuals in a timely manner, or at all, on acceptable terms.

Because competition for highly qualified business development and bioengineering personnel is intense, we may not be able to attract and retain the employees we need to support our planned growth

To successfully meet our objectives, we must continue to attract and retain highly qualified business development and bioengineering personnel with specialized skill sets focused on the industries in which we compete, or intend to compete.  Competition for qualified business development and bioengineering personnel can be intense.  Our ability to meet our business development objectives will depend in part on our ability to recruit, train and retain top quality people with advanced skills who understand our technology and business.  In addition, it takes time for our new personnel to become productive and to learn our business.  If we are unable to hire or retain qualified business development and bioengineering personnel, it will be difficult for us to sell our products or to license our technology, and we may experience a shortfall in revenue and not achieve our anticipated growth.

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

The price of our common stock may be volatile, which may cause investment losses for our shareholders

Since our initial public offering in August 1996, the price and trading volume of our common stock have been highly volatile. The price has ranged from below $1 per share to over $8 per share, and the monthly trading volume has varied from under 200,000 shares to over 7.8 million shares.  During the twelve months prior to October 12, 2009, the closing price of our common stock on any given day has ranged from $1.50 to $3.99 per share, and the monthly trading volume has varied from approximately 1.5 million shares to approximately 5.4 million shares. In the future, the market price of our common stock may be volatile and could fluctuate substantially due to many factors, including:

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

In addition, the stock market in general, the NASDAQ Capital Market, and the market for shares of novel technology and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, the market prices of bioscience companies have been unusually volatile in the last year, and many economists expect such unusual volatility to continue for the foreseeable future. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, shareholder derivative lawsuits and securities class action litigation have often been instituted against that company. Such litigation, if instituted against the Company or our officers and directors, could result in substantial costs and a diversion of management’s attention and resources.  In addition, this volatility could adversely affect an investor’s ability to sell shares of our common stock and/or the available price for such shares, and could result in lower prices being available to an investor if the investor wishes to sell their shares at any given time.

Our future capital needs are uncertain, and we may need to raise additional funds in the future which may not be available on acceptable terms or at all.

Our capital requirements will depend on many factors, including, among other factors:

•	acceptance of, and demand for, our products;

•	the success of our strategic partners in developing and selling products derived from our technology;

•	the costs of further developing our existing, and developing new, products or technologies

•	the extent to which we invest in new technology, testing and product development;

•	the number and timing of acquisitions and other strategic transactions; and

•	the costs associated with the continued operation, and any future growth, of our business.

Our existing sources of cash and cash flows may not be sufficient to fund our future activities. As a result, we may need to raise additional funds, and such funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing shareholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing common stock holders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization. If we cannot raise funds on acceptable terms, we may need to scale back our expenditures through reductions in our workforce and operations, and we may not be able to develop or enhance our technologies and/or products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated consumer requirements.

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

If outstanding options and warrants to purchase shares of our common stock are exercised, or if other remaining authorized shares of our common stock are issued, the interests of our shareholders could be diluted

We have approximately 8,495,222 shares of common stock reserved for issuance, which includes shares under equity compensation plans, vested and unvested options, and warrants. These shares have a weighted-average exercise price of approximately $2.29.  In addition, approximately 7,378,630 authorized shares of our common stock remain available for future issuance under equity compensation plans or otherwise.  The exercise of options and warrants, and the sale of shares underlying such options or warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares.  Investors may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under our stock option plans, and options and warrants yet to be granted or issued.

We may not be able to utilize all of, or any of, our tax net operating loss carry-forwards and our future after-tax earnings, if any, could be reduced

At July 31, 2009, we had federal and California tax net operating loss carry-forwards of approximately $50,009,800 and $39,871,800, respectively.  Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code as well as similar state provisions. These ownership changes may limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since the Company’s formation, we have raised capital through the issuance of capital stock on several occasions (both before and after our initial public offering in 1996) which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition.  While we believe that the Company has not experienced an ownership change, the pertinent tax rules related thereto are complex and subject to varying interpretations, and thus complete assurance cannot be provided that the taxing authorities would not take an alternative position.

In addition, our federal tax loss carry-forwards will begin expiring in the year ending July 31, 2010 unless previously utilized, and will completely expire in the year ending July 31, 2028.  Between July 31, 2010 and July 31, 2012, $3,323,800 of our federal net operating loss carry-forwards will expire, and the balance of our current federal net operating loss carry-forwards will expire between July 31, 2018 and July 31, 2028.  Our California tax loss carry-forwards will begin to expire in the year ending July 31, 2014, and will completely expire in the year ending July 31, 2029.   If we are unable to earn sufficient profits to utilize the carry-forwards by these dates, they will no longer be available to offset future profits, if any.

We are subject to tax audits by various tax authorities in multiple jurisdictions

From time to time we may be audited by tax authorities to whom we are subject.  Any assessment resulting from such audits, if any, could result in material changes to our past or future taxable income, tax payable or deferred tax assets, and could require us to pay penalties and interest that could materially adversely affect our financial results.

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

Item 1B.  Unresolved Staff Comments
Not applicable.

Item 2.  Properties
Our business operates in a 14,879 square foot facility located in a light industrial/office park in El Cajon, California.  This location houses all administrative, manufacturing and warehousing functions.  In September 2006 we commenced a new sixty month operating lease for the facility.

During Fiscal 2007, we made significant improvements to the manufacturing areas to expand our production capacity and warehousing operations, and in April 2008 we added 1,812 square feet of adjacent space that we are using for additional warehousing operations.

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

Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to shareholders in the fourth quarter of Fiscal 2009.

PART II

Item 5.  Market for the Registrant’s Common Equity,  Related Shareholder Matters and Issuer Purchases of Equity Securities

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

Fiscal Year 2009			Fiscal Year 2008
Quarter Ended	High	Low	Quarter Ended	High	Low
July 31, 2009	$2.60	$1.22	July 31, 2008	$5.52	$3.78
April 30, 2009	$3.19	$1.64	April 30, 2008	$6.40	$2.58
January 31, 2009	$4.10	$1.95	January 31, 2008	$8.72	$4.60
October 31, 2008	$5.42	$1.91	October 31, 2007	$8.59	$2.72

Price Performance Graph

Set forth below is a graph comparing the total return on an indexed basis of a $100 investment in our common stock, against comparable indices.  Due to the nature of our business, we do not believe that a comparable peer group of publicly-traded platform technology companies exists; hence, we compared the return on investment in our stock to the NASDAQ Composite Index and the S&P 500 Index.  The measurement points utilized in the graph consist of the closing data on the last trading day in each of our fiscal years.  The stock performance presented below is not intended to be, and may not be, indicative of future stock performance.

Security Holders

As of October 9, 2009, we had approximately 169 holders of record of our common stock.  This does not include beneficial owners holding common stock in street name.  The closing price per share on October 9, 2009 was $1.83.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,071,641	$1.63	5,458,323
Equity compensation plans not approved by security holders	4,436,156	$2.71	1,603,000
Total	7,507,797	$2.27	7,061,323

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

Item 6. Selected Financial Data

The following selected consolidated financial information has been taken or derived from our audited consolidated financial statements. The information set forth below is not necessarily indicative of our results of future operations and should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K. See "Item 8. Consolidated Financial Statements and Supplementary Data.”

	Years Ended July 31,
	2009		2008		2007		2006	2005
Consolidated Statements of Operations Data:
Revenue	$728,563		$1,487,464		$336,392		$200,432	$155,806
Loss from continued operations	$(7,064,917)	(1)	$(6,537,919)	(1)	$(4,652,477)	(1)	$(3,812,916)	$(3,011,818)
Income / (loss) from discontinued operations	$-		$-		$-		$-	$1,530,060	(2)
Net loss after taxes	$(7,067,317)		$(6,540,319)		$(4,654,877)		$(3,682,926)	$(317,070)
Net loss per common share, basic and diluted
Continuing operations	$(0.23)		$(0.24)		$(0.19)		$(0.19)	$(0.19)
Discontinued operations	$-		$-		$-		$0.01	$0.02
Net loss	$(0.23)		$(0.24)		$(0.19)		$(0.18)	$(0.17)

Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term
investments	$4,213,744		$6,632,288		$1,443,712		$4,720,362	$405,888
Total assets	$7,648,952		$10,940,838		$4,862,039		$7,965,274	$3,314,037
Long-term obligations	$19,351		$15,798		$-		$-	$-
Accumulated deficit	$(38,500,175)		$(31,392,858)		$(24,892,539)		$(20,237,662)	$(16,554,736)
Total stockholders' equity	$7,066,435		$9,983,574		$4,359,658		$7,553,386	$2,960,736

(1)
Loss from continuing operations for the fiscal years ended July 31, 2009, 2008, and 2007 includes approximately $501,400, $2,119,000, and $1,371,900, respectively, of stock-based compensation expense pursuant to the provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payment,” which we adopted on August 1, 2006.

(2)
In May 2005, we sold the assets of our Water Treatment Division to Maryland-based Innovative Medical Services, LLC for $2,375,000.  The Water Treatment Division was reported as a discontinued operation in the year ended July 31, 2005, during the period prior to its sale.

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

Overview
PURE Bioscience (sometimes referred to herein as the “Company,” “we” “us” or “our”) was incorporated in the state of California on August 24, 1992. We began as a provider of pharmaceutical water purification products for the pharmacy market.  In 2000, we commenced investments in the development of novel bioscience technologies, and subsequent to the May 2005 sale of our Water Treatment Division we have been exclusively focused on the development and commercialization of our current and future bioscience products.

We are expanding into markets with broad potential by developing new, proprietary bioscience products based upon our patented silver ion antimicrobial technologies. We are developing technology-based bioscience products, including our silver dihydrogen citrate-based antimicrobials, which we believe can provide novel, non-toxic solutions to numerous global health challenges and represent innovative advances in diverse markets. We believe that our technologies are in a position to contribute significantly to today’s global trend toward industrial and consumer use of environmentally friendly products, while providing competitive advantages in efficacy and safety.

Bioscience Technologies
Our flagship bioscience technology is a patented, aqueous antimicrobial called silver dihydrogen citrate (“SDC”). A new molecular entity, SDC is an electrolytically generated source of stabilized ionic silver that can serve as the basis for a broad range of products in diverse markets. SDC liquid is colorless, odorless, tasteless, non-caustic and formulates well with other compounds. As a platform technology, our SDC-based antimicrobial is distinguished from competitors in the marketplace because of its superior efficacy combined with reduced toxicity. We are producing and plan to expand the production of pre-formulated, ready-to-use products for private label distribution, as well as varying strengths of SDC concentrate as an additive or raw material for inclusion in other companies’ products, including as an active pharmaceutical ingredient. In addition to SDC, we have obtained patent protection for ionic silver-based molecular entities utilizing 14 organic acids other than citric acid.

We also own certain rights to a patent-pending pesticide technology, Triglycylboride which, like SDC, provides effective results without human toxicity and is an alternative to traditional poisons. Triglycylboride has been formulated into the products RoachX and AntX, however these products are not currently being actively marketed or developed.

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

Because the development of our SDC technology is at an early stage of development and commercialization, it is difficult to predict our revenues.  Our historical revenues have fluctuated from period to period based on factors that include, but are not limited to, the timing of regulatory approvals regarding our and our partners’ products containing SDC; the timing of product launches by both our strategic partners and, in some cases, their customers and partners; the timing of our entry into new strategic agreements, and the quantities of our products required by our partners to effect new research programs and product launches.

Our revenues have historically fluctuated from period to period.  For example, in Fiscal 2009 we reported revenues from product sales of $478,000, compared with revenue from product sales for Fiscal 2008 of $1,487,000.  Among other factors, during Fiscal 2008 we recorded product revenue of $997,000 for sales to two international distributors for whom we did not recognize any revenue in Fiscal 2009.

In future periods, we expect our revenues to continue to fluctuate.  In some cases, such as under our agreement with BASF, we will not be aware of the launch of products containing SDC until they are available to end-users.  In February 2009 the first name brand personal care products containing SDC as the active ingredient were launched in Europe by a customer of BASF.  Notwithstanding that we sold the SDC used as an active ingredient in the product, we were not able to anticipate this launch due to the contractual rights of BASF and its customer.

Cost of Revenues and Operating Expenses
Costs of Revenue.   Costs of product revenue include materials consumed, manufacturing overheads, shipping costs, salaries, benefits and related expenses of operations.  In addition, included in our inventory of finished goods as of July 31, 2009 are approximately 12,000 gallons of SDC concentrate that we purchased from an unrelated third party in a lien sale (see Note 5 to the consolidated financial statements for further information regarding this transaction).  This transaction had no impact on our consolidated statements of operations for Fiscal 2009, however it is expected to temporarily reduce our cost of goods sold per gallon of SDC concentrate sold in future periods.

Gross profit on product sales represents net revenue less the costs of revenue. Gross profit percentage is highly dependent on pricing, contractual agreements, overhead allocations and other factors.  We do not believe that historical gross profit margins on product sales are a reliable indicator of future gross profit margins.

During the three month period ended January 31, 2009 we recorded $250,000 of licensing revenue on the expiration of an agreement whereby we allowed a third party a limited time period to exclusively evaluate our SDC technology.  Cost of goods sold related to this revenue was zero, as we did not incur any costs directly related to our commitments under the agreement.

Selling and Marketing.   Selling and marketing expenses consist primarily of salaries and benefits, and amounts paid to third party providers for marketing, sales, public relations and advertising, along with promotional and trade show costs and travel expenses. Sales and marketing expenses also include share-based compensation allocable to employees and third party advisors performing services related to sales and marketing.

General and Administrative.   General and administrative expenses include employee salaries and benefits, and amounts paid to third party providers for finance and accounting, legal activities, human resources, insurance, information technology, and other administrative activities.  General and administrative expenses also include share-based compensation allocable to employees and third party advisors performing general and administrative services.

Research and Development.   Research and development costs include in-house research costs, expenditures for third party testing, patent amortization, outside legal costs for maintaining issued patents, and product registration expenditures. We do not currently expect our research and development expense to grow significantly in future periods, however if opportunities arise, particularly in the development and testing of new formulations, we will evaluate the need for additional research expenditures based on potential market sizes and our estimation of the likelihood of our technology achieving successful results.  Research and development expenses also include share-based compensation allocable to employees and third party advisors performing services related to research and development.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective, however the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  Under SFAS No. 159, we would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.  This statement became effective for us on August 1, 2008, however we did not elect the fair value option for any of our financial assets or financial liabilities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R replaces SFAS No. 141, Business Combinations and requires an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS 141R.  SFAS 141R also amends SFAS No. 109, Accounting for Income Taxes, and SFAS 142, Goodwill and Other Intangible Assets.   SFAS 141R applies prospectively to business combinations, if any, for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year ending July 31, 2010).  In April 2009, the FASB issued SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends the accounting prescribed in SFAS 141(R) for assets and liabilities arising from contingencies in business combinations. SFAS 141(R)-1 requires pre-acquisition contingencies to be recognized at fair value if fair value can be reasonably determined during the measurement period. If fair value cannot be reasonably determined, SFAS 141(R)-1 requires measurement based on the recognition and measurement criteria of SFAS 5, Accounting for Contingencies. The adoption of the provisions of SFAS 141R or SFAS 141(R)-1 did not have a material effect on our financial condition, results of operations or cash flows for Fiscal 2009.

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

In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). FSP 157-4 is to be applied prospectively and became effective for us as Fiscal 2009.  The adoption of FSP 157-4 did not have an impact on the Company’s consolidated results or financial condition.

In April 2009, the FASB issued FSP FAS 107-2 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-2 and FSP APB 28-1”). FSP FAS 107-2 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value and the related carrying amount of financial instruments in interim and annual periods. FSP APB 28-1 amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  FSP FAS 107-2 and FSP APB 28-1 also require disclosure about the method and significant assumptions used to estimate the fair value of financial instruments. FAS FSP 107-2 and FSP APB 28-1 became effective for us as of Fiscal 2009.  Their adoption did not impact our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Positions FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and 124-2”), which amend the other-than-temporary guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FSP 115-2 and 124-2 became effective for us as of Fiscal 2009.  Their adoption did not impact our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 provides rules on recognition and disclosure for events and transactions occurring after the balance sheet date but before the financial statements are issued or available to be issued.  In addition, SFAS 165 requires a reporting entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements are issued or the date the financial statements are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. We have adopted SFAS 165 and have included the required additional disclosures in Note 16 to the consolidated financial statements.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R” (“FAS 167”). FAS 167 amends FIN 46(R), Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51, to require an issuer to perform an analysis to determine whether the issuer’s variable interest or interests give it a controlling financial interest in a variable interest entity, if any. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest.  FAS 167 will be effective as of the beginning of the annual reporting period commencing after November 15, 2009 (our fiscal quarter ending October 31, 2010).  We will assess the potential impact, if any, of the adoption of FAS 167 on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the codification will supersede all then existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 (our fiscal quarter ended October 31, 2009). We do not currently expect the adoption of SFAS 168 to have a material impact on our financial condition, results of operations or cash flows.

Results of Operations for the Year Ended July 31, 2009 (“Fiscal 2009”) Versus The Year Ended July 31, 2008 (“Fiscal 2008”)

Revenue and Gross Margin

For Fiscal 2009, product revenues of $478,300 declined by $1,009,200, or 68%, compared with Fiscal 2008.  The decrease is primarily due to the recording of revenue of $997,300 in Fiscal 2008 for sales to two international distributors for whom we did not recognize any revenue in Fiscal 2009.  Product revenues for each of the periods presented were derived from sales of finished products to our partners and distributors, and product sold to our partners for product development and testing.

During Fiscal 2009, 84% of product sales were made to five strategic partners that are also developing markets for our products.  98% of revenue from product sales for the year was derived from sales made to U.S. domestic customers.  During Fiscal 2008, 90% of product sales were made to five strategic partners, and 33% of revenue from product sales for the year was derived from sales made to U.S. domestic customers.  In some cases we have, or may have in future periods, distributors or strategic partners to whom we have granted rights to sell our technology in multiple countries. Generally, we do not require such distributors to report to us the quantities of products that they sell in each country.  In such cases, we report revenues based on the country of first sale.

Gross profit on product sales for Fiscal 2009 was $240,100, compared with $1,023,900 in Fiscal 2008.  The gross margin percentage declined from 69% in Fiscal 2008 to 50% for Fiscal 2009.  The decline is primarily due to an increased proportion of lower margin products sold in the most recent period.  During Fiscal 2009, 38% of our product sales were of bulk SDC concentrate, and 62% of our product sales were of bulk Axen30 or finished packaged products containing Axen 30, our ready to use product.  During the prior year, 77% of our product sales were of bulk SDC concentrate and 23% of our product sales were of bulk Axen30 or finished packaged products containing Axen 30.  We generally sell our SDC bulk concentrate at higher margins than our ready to use products.

During Fiscal 2008 we recorded deferred revenue on receipt of a non-refundable fee of $250,000 which we received subject to an agreement whereby we allowed a third party a limited time period to exclusively evaluate our SDC technology for use within specified indications and for certain products.  Upon the termination of the agreement on January 31, 2009, we recognized the $250,000 as licensing revenue in the consolidated statements of operations for Fiscal 2009.  Cost of goods sold related to this revenue was zero, as we did not incur any costs directly related to our commitments under the agreement.

Operating Costs

Operating costs declined by $79,700, from $7,704,200 in Fiscal 2008, to $7,624,500 in Fiscal 2009.  Within these aggregate operating costs, selling expenses declined by $111,600 to $694,100 in Fiscal 2009, compared with Fiscal 2008.  The decrease in selling expenses is primarily due to $300,000 of employee and consultant stock option expense recorded in the prior year, which was partially offset by increased salary expense in Fiscal 2009.

General and administrative expenses increased by $319,000 or 6%, to $5,462,000 in Fiscal 2009 compared with Fiscal 2008.  Included in general and administrative expense for Fiscal 2009 is $781,600 of bad debt expense.  This amount is made up of amounts billed during prior periods to two international distributors.  During Fiscal 2008 we granted non-exclusive distribution and blending rights to a new distributor for the sale of SDC-based products in Colombia.  In addition, we granted non-exclusive distribution and blending rights to a second distributor, which is affiliated with the first distributor, for the sale of SDC-based products in Argentina, Venezuela, Panama and Costa Rica. The $781,600 receivable includes $57,000 for amounts billed at cost to the distributors in August 2008 for parts shipped directly to them by one of our U.S. packaging suppliers.  Subsequent to this transaction, we have not sold any products to either of the two referenced distributors.

During the three month period ended January 31, 2009 we determined these accounts to be delinquent, established a full reserve and recorded $781,600 as bad debt expense, within general and administrative expense.  At July 31, 2009 the referenced amounts remained uncollected; and we have written off the full receivable of $781,600.  Management currently considers all other accounts receivable to be fully collectible.

This increase in expense was offset by a decline of $1,212,300 in stock and stock option expense within general and administrative expense, the most significant factor being $1,123,000 of stock and stock option expense recorded in Fiscal 2008 for option and stock grants made to our officers and directors.  In April 2008, we granted options, which vested on the date of grant, to purchase 275,000 shares of common stock to directors and officers of the Company, valued at approximately $906,000.  We also granted 30,000 shares of common stock to each of three independent directors of the Company, the aggregate of 90,000 shares being valued at $463,500.  $1,123,000 of the expense for these option and stock grants was booked to general and administrative expense in Fiscal 2008.  This expense was partially offset by $92,200 of expense recorded in Fiscal 2009 for option and stock grants made to our officers and directors in May 2009.  We issued options to purchase an aggregate of 360,000 shares of our common stock, to our three executive officers; granted 86,800 shares of restricted stock to four of our directors, and issued a five year option to purchase 30,000 shares of common stock to one of our directors.  The aggregate fair value for Fiscal 2009 grants was $993,500, however as each award has vesting requirements, only $92,200 of the expense was recorded within the consolidated statements of operations for Fiscal 2009.

We recognized employee and director stock option and stock grant non-cash expense in general and administrative expenses for Fiscal 2009 of $410,500 and for Fiscal 2008 of $1,622,800.

General and administrative payroll expense increased by $242,800 year over year due to new hires and salary increases, and accounting and legal fees increased by $188,400.  Additionally, insurance, depreciation, rent, Board of Directors’ Committee fees, and investor relations and public relations expense, accounted for $338,200 of the increase in general and administrative expense for Fiscal 2009 compared with Fiscal 2008.

Research and development costs, including in-house costs, patent amortization, outside legal costs for maintaining approved patents, and product registration expenditures, declined in Fiscal 2009 by 11% to $1,468,500, from $1,646,400 in Fiscal 2008.  The decline in expense is primarily related to a decline of $178,300 in patent related legal fees and a decline of $135,400 in employee and director stock option expense.  These decreases were partially offset by increases in payroll and in consulting costs.  We do not currently expect our research and development expense to grow significantly in future periods, however if opportunities arise, particularly in the development and testing of new formulations, we will evaluate the need for additional research expenditures based on potential market sizes, our estimation of the likelihood of our technology achieving successful results, and the availability of working capital.

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

Our loss from operations before taxes and other income increased by $454,100, from a loss of $6,680,400 in Fiscal 2008 to a loss of $7,134,400 in Fiscal 2009.

Other Income

Other income declined by $72,900 in Fiscal 2009 compared with Fiscal 2008, due primarily to gains on the sale of T-bills recorded in the prior year, and decreased interest income from lower average cash balances and lower interest rates.

Income Taxes

Income tax expense for Fiscal 2009 and 2008 was $2,400, the minimum franchise tax we pay to the State of California regardless of income or loss.  All other federal or state tax liabilities were offset by current period losses or available federal and California net operating loss carry-forwards.

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

FIN 48 became effective for us on August 1, 2007.  The adoption of FIN 48 did not have a material impact on our consolidated results of operations or financial position for Fiscal 2009 or 2008, as we had no unrecognized tax benefits that, if recognized, would affect our effective income tax rate in future periods.  Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense, however we had no accrued interest or penalties at either August 1, 2008 or July 31, 2009.

At July 31, 2009, we had federal and California tax net operating loss carry-forwards of approximately $50,009,800 and $39,871,800, respectively.  Realization of our deferred tax assets, which relate to operating loss carry-forwards and timing differences, is dependent on future earnings.  The timing and amount of future earnings are uncertain and therefore we establish a 100% valuation allowance.

Net Income (Loss)

Our net loss after taxes increased by $527,000, from a net loss of $6,540,300 in Fiscal 2008 to a net loss of $7,067,300 in Fiscal 2009.

Results of Operations for the Year Ended July 31, 2008 (“Fiscal 2008”) Versus The Year Ended July 31, 2007 (“Fiscal 2007”)

Revenue and Gross Margin

For Fiscal 2008, revenues of $1,487,500 increased by $1,151,100 compared with Fiscal 2007.  The increase is primarily due to sales made to new customers with whom we had entered into development and distribution agreements during Fiscal 2008.  40% of sales for Fiscal 2008 were made to one strategic partner and 84% of our sales were made to the largest four partners.  67% of sales for Fiscal 2008 were made to international customers and 33% were made to U.S. domestic customers, compared with 24% made to international customers and 76% made to U.S. domestic customers during Fiscal 2007.

Gross profit on product sales for Fiscal 2008 was $1,023,900, compared with $115,300 in Fiscal 2007.  The gross margin percentage improved from 34% in Fiscal 2007 to 69% in Fiscal 2008.  The improvement is primarily due to an increased proportion of higher margin products sold in Fiscal 2008 compared with Fiscal 2007.  During Fiscal 2008, 77% of our product sales were of bulk SDC concentrate and 23% of our product sales were of bulk Axen30 or finished packaged products containing Axen 30, our ready to use product.  During Fiscal 2007, 28% of our product sales were of bulk SDC concentrate and 72% of our product sales were of bulk Axen30, finished packaged products containing Axen 30, blending systems and RoachX.  We generally sell our SDC bulk concentrate at higher margins than our other products.

Operating Costs

Operating costs increased by $2,748,100, from $4,956,100 in Fiscal 2007, to $7,704,200 for Fiscal 2008.  Within these aggregate operating costs, selling expenses, which are primarily made up of our business development consultants and employees and their associated expenses declined by $93,500, to $805,600 in Fiscal 2008 compared with Fiscal 2007.  The decline in selling expense in Fiscal 2008 is primarily due to a $79,000 decrease in stock option expense, the majority of which is for grants made to third party consultants and advisors.

General and administrative expenses increased by $2,306,700, to $5,143,000 in Fiscal 2008, compared with Fiscal 2007.  Stock option expense within general and administrative expense increased by approximately $830,000 for Fiscal 2008, compared with the prior year.  In April 2008, we granted options to purchase 275,000 shares of our common stock, which vested on their date of grant, to directors and officers of the Company.  The fair value of these grants was approximately $906,000.  We also granted 30,000 shares of common stock to each of three directors of the Company, the aggregate of 90,000 shares being valued at $463,500, and we also issued 100,000 fully vested options to purchase our common stock to a new director, for which we recorded $351,000 of general and administrative expense.  We also issued 12,500 shares of our common stock with a fair value of $44,000 for a legal settlement.  The total expense for option and stock grants booked to general and administrative expense in Fiscal 2008 was $1,622,800.

During Fiscal 2007, we incurred non-cash expense of $793,900 for stock options granted to officers and directors during the year, based on their Black-Scholes valuation at the grant date, including a grant made to a new director and stock awarded to directors based on the market price of the common stock at the award date.

General and administrative payroll and payroll-related expense increased by approximately $277,000 year over year due to new hires and salary increases, accounting fees increased by approximately $190,000, and costs for Fiscal 2008 also included $81,000 in fees related to the April 2008 listing of our common stock on the NASDAQ Capital Market.  Legal fees charged to general and administrative expense, primarily related to the development of contracts and the protection of our intellectual property, increased by $422,000 for Fiscal 2008 compared with the prior year.  Additionally, Sarbanes-Oxley compliance costs, travel expenses, depreciation, and health insurance costs all increased in Fiscal 2008 compared with Fiscal 2007.

Research and development costs increased in Fiscal 2008 by $425,600, to $1,646,400, compared with Fiscal 2007.  Expense for Fiscal 2008 included $148,000 of non-cash stock option expense for grants made to officers during the period.  There were no such grants made to officers during Fiscal 2007.  Additionally, during Fiscal 2008, we incurred $105,000 of expense for patent related legal services provided in prior years.  Research and development payroll and payroll-related expense increased by $199,000 year over year due to new hires and salary increases, and third party testing costs for Fiscal 2008 increased by $141,000 over the prior year.  These expense increases were partially offset by a decline of $186,000 in consulting fees paid to outside advisors, including $65,000 of non-cash expense in Fiscal 2007 for the issuance of 30,000 shares of our common stock.

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

Our loss from operations before taxes and other income increased by $1,839,600, from a loss of $4,840,800 for Fiscal 2007 to a loss of $6,680,400 for Fiscal 2008.

Other Income

Other income declined by $45,900 for Fiscal 2008 compared with Fiscal 2007.  Gains on the sale of U.S. Treasury Bills were almost entirely offset by decreased interest income from lower average cash balances and lower interest rates.

Income Taxes

Income tax expense for Fiscal 2008 and Fiscal 2007 was $2,400, the minimum franchise tax we pay to the State of California regardless of income or loss.  All other federal or state tax liabilities were offset by current period losses or available federal and California net operating loss carry-forwards.  Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense, however we had no accrued interest or penalties at either August 1, 2007 or July 31, 2008.

At July 31, 2008, we had federal and California tax net operating loss carry-forwards of approximately $40,888,600 and $30,753,000, respectively.  Realization of our deferred tax assets, which relate to operating loss carry-forwards and timing differences, is dependent on future earnings.  The timing and amount of future earnings are uncertain and therefore we establish a 100% valuation allowance.

Net Income (Loss)

Our net loss after taxes increased by $1,885,400, from a net loss of $4,654,900 for Fiscal 2007 to a net loss of $6,540,300 for Fiscal 2008.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal 2009 vs. Fiscal 2008

From inception through the present, we have financed our operations primarily through sales of our equity securities, through lines of credit and the issuance of debentures, and in May 2005 by the sale of our Water Treatment Division.

At July 31, 2009, we had cash and cash equivalents of $4,213,700, no short-term investments, and no long-term debt.  On September 3, 2009, subsequent to the end of Fiscal 2009, we closed a registered direct offering whereby we sold $3 million of our common stock and warrants to institutional investors.  After fees and expenses, the net proceeds of this offering to us were approximately $2.78 million.

Total current assets at July 31, 2009 were $4,847,700, a decline of $3,041,900 from July 31, 2008.  $2,418,500 of this decline was in cash, cash equivalents and short-term investments.  Cash used in operating activities for Fiscal 2009 was $5,910,100, compared with $4,404,600 for Fiscal 2008.  The increase in operating cash expenditures is primarily due to reduced revenue collections and increased general and administrative expenses, and the timing of the payment of accounts payable.  In particular, in Fiscal 2008 we received a non-refundable fee of $250,000 subject to an agreement whereby we allowed a third party a limited time period to exclusively evaluate our SDC technology.  Our net accounts receivable declined by $691,700 from July 31, 2008 to July 31, 2009, primarily due to a bad debt write-off in Fiscal 2009 of $781,600 related to amounts unpaid by two international distributors.  The increased general and administrative cash expenditures in Fiscal 2009 include increased payroll, insurance, legal fees, accounting fees, and investor relations and public relations expenses.  In Fiscal 2009, inventory increased by $51,600 to $421,700 at July 31, 2009.  In Fiscal 2008 accounts payable and accrued liabilities increased by $222,300, whereas in Fiscal 2009 accounts payable and accrued liabilities declined by $161,500.

Our operating cash outflows could be greater in future periods.  Net cash used in operations was $5,910,100 in Fiscal 2009, $4,404,600 in Fiscal 2008, and $2,672,000 in Fiscal 2007.  Our future capital needs and our future profits, if any, are uncertain, and will depend on many factors including, among others, the acceptance of, and demand for, our products; the success of our  strategic partners in selling our products; our success and the success of our strategic partners in obtaining regulatory approvals to sell our products; the costs of further developing our existing, and developing new, products or technologies; the extent to which we invest in new technology and product development; and the costs associated with the continued operation, and any future growth, of our business.

During Fiscal 2009, cash provided by investing activities was $4,392,000, compared with $4,306,200 of cash used in investing activities during Fiscal 2008.  During Fiscal 2009, a net amount (cash sales less cash purchases) of $4,589,300 was provided by short-term investments, compared with $3,881,200 used in Fiscal 2008.  In addition, during Fiscal 2009 we invested $100,300 in patents and $97,000 to purchase property, plant and equipment; whereas in Fiscal 2008, such investments were $125,100 and $299,900 respectively.  During Fiscal 2008, we invested $149,000 in software and consulting services related to the April 2008 implementation of a new Enterprise Resource Planning (ERP) System.  At July 31, 2009 the net capitalized value of our capitalized patents and our property, plant and equipment was $1,944,700 and $856,500 respectively.

Total cash inflows from financing activities for Fiscal 2009 were $3,707,400, compared with $9,999,600 in Fiscal 2008.  Net proceeds from the sale of common stock in Fiscal 2009 were $2,769,500, compared with $7,741,000 during Fiscal 2008.  Sales of common stock in Fiscal 2009 were derived from a registered direct offering in May 2009, whereby we sold $3 million of our common stock and warrants to institutional investors.  After fees and expenses, the net proceeds of the offering to us were $2,769,500 (see Note 8 to the consolidated financial statements for more information regarding this offering).  Sales of common stock in Fiscal 2008 were derived from a private placement in October 2007, whereby we sold $8,438,308 of unregistered common stock and warrants to accredited investors.  The net proceeds of the private placement to us were $7,741,000.

Cash proceeds from exercise of stock options and warrants in Fiscal 2009 were $937,900, compared with $2,254,000 in Fiscal 2008.  In August 2008, we received an aggregate of $150,000 from the exercise of non-employee options to purchase 50,000 shares of our common stock at an exercise price of $3.00, and received $15,000 from the exercise of options to purchase 28,450 shares of our common stock by two officers, at an average exercise price of $0.53.  In December 2008, we received $631,600 from the exercise of options to purchase 339,800 shares of our common stock by one of our directors, at an average exercise price of $1.86.  In January 2009, we received $79,500 from a director for the exercise of options to purchase 150,000 shares of our common stock at an exercise price of $0.53; and received $18,000 from the same director for the exercise of common stock warrants to purchase 36,000 shares of our common stock at an exercise price of $0.50.  In addition, during the three month period ended July 31, 2009 we received $24,750 from the exercise of options to purchase 15,000 shares of common stock issued in prior periods for consulting services, and we received $19,000 from the exercise of options to purchase 27,500 shares of our common stock issued under employee stock options plans.

At July 31, 2009, we had total liabilities of $582,500, a decline of $414,700 from July 31, 2008, primarily due to a decline in accounts payable and a decline in deferred revenue.  The decline in deferred revenue is primarily related to the receipt in Fiscal 2008 of a non-refundable fee of $250,000 which we received subject to an agreement whereby we allowed a third party a limited time period to exclusively evaluate our SDC technology.  The fee was recognized into revenue in Fiscal 2009.

Fiscal 2008 versus Fiscal 2007

During Fiscal 2008, cash, cash equivalents and short-term investments increased by $5,188,600, due primarily to $7,741,000 raised in a private placement of common stock and $2,254,000 in cash received from the exercise of stock options during Fiscal 2008, which was partially offset by $4,404,600 of cash used in operations for the year.  In Fiscal 2007, cash flows from financing activities were $475,190, which was received pursuant to the exercise of stock options.  There were no other sales of common stock in Fiscal 2007.

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

During Fiscal 2008, cash used in investing activities was $4,306,200.  Of this amount, a net amount (cash purchases less cash sales) of $3,881,200 was invested in short-term investments, $125,100 was invested in patents, and $299,900 was invested in property, plant and equipment.  During Fiscal 2007, cash used in investing activities was $1,787,900.  Of this amount, a net amount of $708,100 was invested in short-term investments, $204,200 was invested in patents, and $875,700 was invested in property, plant and equipment.  During Fiscal 2007 we spent approximately $524,000 to redevelop the manufacturing and office areas of our El Cajon facility.

Future Cash Needs

During the next twelve months, we anticipate making significant investments in manufacturing processes, to improve efficiency and to be able to meet anticipated demand; in regulatory applications for new products or additional claims; in our corporate and business development infrastructure; and in programs required for us to maintain our compliance with securities laws as well as the listing standards of the NASDAQ Capital Market, among other investments.  We believe, however, that our cash resources are sufficient to meet our anticipated needs during the next twelve months.  Our assessment is based on historical working capital needs, operating loss trends, and our current business outlook.

In future periods we may need to seek additional capital through the issuance of debt, equity, convertible securities or through other means, any one of which could reduce the value to us, perhaps substantially, of our technology and its commercial potential.  We currently have no long-term debt, however the issuance of debt, equity or convertible securities in future periods, if any, could lead to the dilution of our existing shareholders.  There is no guarantee that we would be able to obtain capital on terms acceptable to us, or at all.  Insufficient funds could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or unanticipated consumer requirements, and further may require us to delay, scale back or eliminate some or all of our research and product development programs, license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, or to reduce or cease operations.

OFF BALANCE SHEET ARRANGEMENTS
We do not have any off balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

Payments due by period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years

Long-Term Debt Obligations	–	–	–	–	–
Capital Lease Obligations	–	–	–	–	–
Operating Lease Obligations	$442,200	$178,300	$263,900	–	–
Purchase Obligations	–	–	–	–	–
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	–	–	–	–	–
Total	$442,200	$178,300	$263,900	–	–

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk at July 31, 2009 was related to our investment portfolio which consisted largely of institutional money market mutual funds investing.  From time to time our investments may be exposed to market risk related to changes in interest rates.  Our current investment policy is to maintain an investment portfolio consisting only of diversified institutional money market mutual funds investing in  A-1 (S&P) or Prime-1 (Moody’s); U.S. Treasury Securities, or United States Government obligations issued by or backed by a federal agency of the United States Government.  We do not enter into investments for trading or speculative purposes, and our cash is deposited in, and invested through, highly rated financial institutions in the United States.  While our available for sale securities, if any, are subject to interest rate risk and would fall in value if market interest rates increased, we estimate that the fair value of such an investment portfolio would not decline by a material amount in the event of an increase in market interest rates.  We therefore would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates.

We have operated mainly in the United States, and during the fiscal years ended July 31, 2009, 2008, and 2007, all of our sales, both international and domestic, have been denominated in U.S. dollars.  Additionally, our purchases are predominantly made in U.S. dollars.  Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

Item 8.  Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
PURE Bioscience

We have audited the accompanying consolidated balance sheets of PURE Bioscience as of July 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PURE Bioscience as of July 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of PURE Bioscience’s internal control over financial reporting as of July 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 13, 2009 expressed an unqualified opinion thereon.

/s/ Mayer Hoffman McCann P.C.
San Diego, California
October 13, 2009

PURE Bioscience

CONSOLIDATED BALANCE SHEETS

	July 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$4,213,744	$2,024,400
Short-term investments	-	4,607,888
Accounts receivable, net of allowance for doubtful accounts
of $0 at July 31, 2009 and $0 at July 31, 2008	143,031	834,721
Inventories, net	421,655	370,043
Prepaid expenses	69,317	52,560

Total current assets	4,847,747	7,889,612

Total property, plant and equipment, net	856,504	1,034,835

Patents	1,944,701	2,016,391

Total assets	$7,648,952	$10,940,838

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$368,418	$596,132
Accrued liabilities	192,348	126,141
Deferred revenue	-	256,793
Taxes payable	2,400	2,400

Total current liabilities	563,166	981,466

Deferred rent	19,351	15,798

Total liabilities	582,517	997,264

Stockholders' Equity
Preferred Stock, no par value:
5,000,000 shares authorized, no shares issued	-	-
Class A common stock, no par value:
50,000,000 shares authorized
32,307,966 issued and outstanding at July 31, 2009, and
29,573,936 issued and outstanding at July 31, 2008	38,498,904	35,436,077
Additional Paid-In Capital	4,566,024	4,155,608
Warrants:
1,411,725 issued and outstanding at July 31, 2009, and
880,351 issued and outstanding at July 31,2008	2,501,682	1,766,159
Accumulated other comprehensive income	-	18,588
Accumulated deficit	(38,500,175)	(31,432,858)

Total stockholders' equity	7,066,435	9,943,574

Total liabilities and stockholders' equity	$7,648,952	$10,940,838

The accompanying notes are an integral part of the consolidated financial statements

PURE Bioscience

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended July 31,
	2009	2008	2007
REVENUES FROM PRODUCT SALES

Net revenues	$478,263	$1,487,464	$336,392
Cost of sales	238,168	463,596	221,108

Gross profit	240,095	1,023,868	115,284

OTHER REVENUES

Revenues from license agreements	250,000	-	-
Cost of other revenues	-	-	-

Gross profit	250,000	-	-
Total gross profit	490,095	1,023,868	115,284

Selling expenses	694,073	805,628	899,145
General and administrative expenses	5,462,007	5,142,961	2,836,224
Research and development	1,468,460	1,646,352	1,220,764
Impairment of capitalized assets	-	109,286	-

Total operating expenses	7,624,540	7,704,227	4,956,133

Loss from operations	(7,134,445)	(6,680,359)	(4,840,849)

Other income and (expense):
Interest income	18,718	30,786	150,878
Other	50,810	111,654	37,494

Total other income (expense)	69,528	142,440	188,372

Net loss before income taxes	(7,064,917)	(6,537,919)	(4,652,477)
Income tax provision	(2,400)	(2,400)	(2,400)

Net loss	$(7,067,317)	$(6,540,319)	$(4,654,877)

Net loss per common share, basic and diluted	$(0.23)	$(0.24)	$(0.19)

Weighted average common shares used in
computing basic and diluted net loss per common share	30,595,299	27,553,215	24,432,905

The accompanying notes are an integral part of the consolidated financial statements

PURE Bioscience
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended July 31,
	2009	2008	2007

Cash flows from operating activities:

Net loss	$(7,067,317)	$(6,540,319)	$(4,654,877)

Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization and depreciation	447,282	405,749	257,086
Impairment of capitalized assets	-	113,158	167,643
Stock-based compensation	501,359	2,119,034	1,371,863
Bad debt expense	781,627	-	-
Changes in assets and liabilities:
Accounts receivable	(89,937)	(827,173)	50,527
Prepaid expense	(16,757)	(42,816)	116,242
Inventories	(51,612)	(127,144)	(70,960)
Deferred rent	3,553	15,798	-
Deferred revenue	(256,793)	256,793	-
Accounts payable and accrued liabilities	(161,507)	222,292	90,492

Net cash (used) in operating activities	(5,910,102)	(4,404,628)	(2,671,984)

Cash flows from investing activities

Investment in patents	(100,270)	(125,108)	(204,188)
Purchase of property, plant and equipment	(96,991)	(299,900)	(875,668)
Purchases of short-term investments	(4,076,992)	(10,633,849)	(2,488,981)
Sales of short-term investments	8,666,292	6,752,608	1,780,923

Net cash provided by (used) in investing activities	4,392,039	(4,306,249)	(1,787,914)

Cash flows from financing activities

Net proceeds from the sale of common stock	2,769,478	7,740,967	475,190
Proceeds from exercise of stock options and warrants	937,929	2,253,963	-
Proceeds from section 16(b) short-swing profits	-	4,693	-

Net cash provided by financing activities	3,707,407	9,999,623	475,190

Net increase (decrease) in cash and cash equivalents	2,189,344	1,288,746	(3,984,708)

Cash and cash equivalents at beginning of period	2,024,400	735,654	4,720,362

Cash and cash equivalents at end of period	$4,213,744	$2,024,400	$735,654

Supplemental disclosures of cash flow information
Cash paid for taxes	$2,400	$2,400	$2,400
Cash paid for interest	$-	$49	$-

The accompanying notes are an integral part of the consolidated financial statements

PURE Bioscience
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional	Warrants				Total
			Paid-In			Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity
Balance, July 31, 2006	23,983,002	$25,801,653	$1,743,570	391,698	$245,825	$-	$(20,237,662)	$7,553,386

Net loss	-	-	-	-	-	-	(4,654,877)	(4,654,877)
Common stock issued for services	30,000	65,100	-	-	-	-	-	65,100
Stock options issued for services	-	-	91,290	-	-	-	-	91,290
Share-based compensation - options	-	-	651,969	-	-	-	-	651,969
Share-based compensation - stock grants	60,000	177,600	-	-	-	-	-	177,600
Stock options exercised	978,803	475,190	-	-	-	-	-	475,190
Canceled shares	(90,000)	-	-	-	-	-	-	-

Balance, July 31, 2007	24,961,805	$26,519,543	$2,486,829	391,698	$245,825	$-	$(24,892,539)	$4,359,658

Comprehensive loss:
Net loss	-	-	-	-	-	-	(6,540,319)	(6,540,319)
Change in unrealized gains	-	-	-	-	-	18,588	-	18,588

Comprehensive loss								(6,521,731)

Private placement of common stock, net	1,677,596	6,155,321	-	587,153	1,585,647	-	-	7,740,968
Common stock issued for services	12,500	43,750	-	-	-	-	-	43,750
Stock options issued for services	-	-	192,550	-	-	-	-	192,550
Share-based compensation - options	-	-	1,406,223	-	-	-	-	1,406,223
Share-based compensation - stock grants	90,000	463,500	-	-	-	-	-	463,500
Section 16(b) short-swing profits	-	-	4,693	-	-	-	-	4,693
Stock options exercised	2,761,053	2,228,403	-	-	-	-	-	2,228,403
Exercised warrants	70,982	25,560	65,313	(98,500)	(65,313)	-	-	25,560
Canceled shares	-	-	-	-	-	-	-	-

Balance, July 31, 2008	29,573,936	$35,436,077	$4,155,608	880,351	$1,766,159	$18,588	$(31,432,858)	$9,943,574

Comprehensive loss:
Net loss	-	-	-	-	-	-	(7,067,317)	(7,067,317)
Change in unrealized gains	-	-	-	-	-	(18,588)	-	(18,588)

Comprehensive loss								(7,085,905)

Registered offering of common stock	1,418,441	2,023,984	-	567,374	745,494	-	-	2,769,478
Common stock issued for services	20,000	58,600	-			-	-	58,600
Stock options issued for services	-	-	9,310	-	-	-	-	9,310
Share-based compensation - stock options	-	-	391,135	-	-	-	-	391,135
Share-based compensation - restricted stock grants	-	42,314	-	-	-	-	-	42,314
Stock options exercised	1,259,589	919,929	-	-	-	-	-	919,929
Exercised warrants	36,000	18,000	9,971	(36,000)	(9,971)	-	-	18,000
Canceled shares	-	-	-	-	-	-	-	-

Balance, July 31, 2009	32,307,966	$38,498,904	$4,566,024	1,411,725	$2,501,682	$-	$(38,500,175)	$7,066,435

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

Organization and Business Activity

PURE Bioscience (sometimes referred to herein as the “Company” or “we”) was incorporated in the state of California on August 24, 1992.  We began as a provider of pharmaceutical water purification products for the pharmacy market.  In 2000, we began investing in the development of novel bioscience technologies and since the May 2005 sale of our Water Treatment Division we have been exclusively focused on the development and commercialization of our current and future bioscience products.  The accompanying financial statements include the consolidated accounts of PURE Bioscience and its subsidiary, ETIH2O Corporation, a Nevada corporation.

Basis of Presentation and Principles of Consolidation

The accompanying financial statements include the consolidated accounts of PURE Bioscience and its subsidiary, ETIH2O Corporation, a Nevada corporation.  All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the year ended July 31, 2009 (“Fiscal 2009”), are not necessarily indicative of the results of operations for future periods.

Reclassifications

Certain comparative figures for prior periods have been reclassified. Specifically, in our Annual Report for the year ended July 31, 2007 (“Fiscal 2007”), we reported a net use of cash of $708,058 for short-term investments, on the face of the Consolidated Statements of Cash Flows for Fiscal 2007.  On the face of the Consolidated Statements of Cash Flows for the Fiscal 2007 presented herein, we have reported net cash used for the purchase of short-term investments of $2,488,981; and net cash received from the sale of short-term investments of $1,780,923.  The net cash used for the purchases and sales ($2,488,981 less $1,780,923) is equal to the $708,058 previously reported.

Concentration of Credit Risk

As of July 31, 2009 all cash deposits and short-term investments were invested in either U.S. FDIC insured bank accounts; institutional money market mutual funds investing in A-1 (S&P) or Prime-1 (Moody’s); U.S. Treasury Securities, or United States Government obligations issued by or backed by a federal agency of the United States Government.  $3,098,900 of our cash and cash equivalents were maintained at three separate major financial institutions in the United States in accounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000.   Effective October 3, 2008, the Emergency Economic Stabilization Act of 2008 raised the FDIC deposit coverage limits to $250,000 per owner from $100,000 per owner. The enhanced limits are currently available through December 31, 2009.

Also at July 31, 2009, $1,114,800 of our cash and cash equivalents were held in accounts maintained at two separate major financial institutions in the United States that are provided with up to $500,000 in protection by the Securities Investor Protection Corporation (“SIPC”) should such a firm close due to bankruptcy or other financial difficulties and customer assets are missing.

At July 31, 2009 we had no short-term investments.  During Fiscal 2009, our short-term investments, which were all converted to cash and cash equivalents during the year, were invested in U.S. Treasury Bills with maturities of less than 360 days, and were held at a major financial institution in the United States.  These assets were provided with up to $500,000 in protection by the SIPC.

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

Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. See Note 2 for further information regarding our licensing revenues and amounts previously recorded as deferred revenue in the consolidated balance sheets.

Cost of Goods Sold

Cost of goods sold for product sales includes direct and indirect costs to manufacture products, including materials consumed, manufacturing overheads, shipping costs, salaries, benefits and related expenses of operations.  Cost of goods sold related to licensing revenues recorded in Fiscal 2009 was zero, as we did not incur any costs directly related to our commitments under the agreement to allow a third party a limited time period to exclusively evaluate our SDC technology.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts.  Estimates of allowances for doubtful accounts are determined based on payment history and individual customer circumstances.

Intangible Assets / Long-Lived Assets

Our intangible assets primarily consist of the worldwide patent portfolio of our silver ion technologies.  Outside legal costs and filing fees related to obtaining patents are capitalized as incurred.  The total amounts capitalized for pending patents was $100,270 and $125,108 in Fiscal 2009, and in the year ended July 31, 2008 (“Fiscal 2008”), respectively.   Patents are stated net of accumulated amortization of $1,252,225 and $1,080,265 at July 31, 2009 and July 31, 2008 respectively.

The cumulative cost of acquiring patents is amortized on a straight-line basis over the estimated remaining useful lives of the patents, generally between 17 and 20 years from the date of issuance.  At July 31, 2009 the weighted average remaining amortization period for all patents was approximately 10.9 years.  Amortization expense for Fiscal 2009, Fiscal 2008 and Fiscal 2007, was $172,000, $175,800, and $164,500, respectively, and the estimated amortization expense over each of the next five years is as follows:

Year Ended July 31	Estimated Amortization
2010	$177,000
2011	$183,000
2012	$188,000
2013	$194,000
2014	$200,000

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, our long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  We assess the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including our estimates of revenue driven by assumed market segment share and estimated costs.  If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value.  During Fiscal 2009, Fiscal 2008 and Fiscal 2007, we recorded impairment charges of zero, $109,286, and zero, respectively.  See Note 11 for more information regarding the impairment charge recorded in Fiscal 2008.

Accounting for Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) revised SFAS 123(R), Share-Based Payment, which establishes accounting for share-based awards exchanged for employee and director services and requires us to expense the estimated fair value of these awards over the applicable service period.  Under SFAS No. 123(R), share-based compensation cost is measured at the grant date based on the estimated fair value of the award, and is recognized as expense over the applicable service period.  We do not have, and have not had during Fiscal 2009, Fiscal 2008 or Fiscal 2007, any stock option awards with market or performance conditions.

We adopted the accounting provisions of SFAS No. 123(R) effective August 1, 2006, using the modified prospective application.  Under the modified prospective application, prior fiscal periods are not revised for comparative purposes.   Prior to August 1, 2006, we followed Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as amended, in our accounting for share-based compensation.    The valuation provisions of SFAS No. 123(R) apply to awards that were outstanding on August 1, 2006 and were or are subsequently modified or cancelled, and to awards made subsequent to August 1, 2006.

Stock Options to Non-Employees

Charges for stock options granted to non-employees have been determined in accordance with SFAS No. 123(R) and EITF No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, whereby we use the estimated fair value of the stock options issued, based on the Black-Scholes Option Pricing Model.  For such stock options, during Fiscal 2009 we recorded $1,149 in selling expense and $8,161 in research and development expense; during Fiscal 2008 we recorded $192,550 in selling expense and $13,011 in research and development expense; and during Fiscal 2007 we recorded $346,873 in selling expense, $91,290 in general and administrative expense, and $39,032 in research and development expense.

Depreciation Method

The cost of property, plant and equipment is depreciated on a straight-line basis over the estimated useful lives of the related assets. The useful lives of property, plant, and equipment for purposes of computing depreciation are:

Computers and equipment	7.0 years
Computer Software	5.0 years
Furniture and Fixtures	10.0 years
Leasehold Improvements	4.5 years

All capitalized costs associated with leasehold improvements are depreciated over the remaining life of the lease.  See Note 7 for details of the current lease term of our facility.

Shipping and Handling Costs

Shipping and handling costs payable by us are charged to cost of sales.

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method.  See Note 5 for further information regarding our inventory and its valuation.

Cash, Cash Equivalents and Short-term Investments

We consider all liquid investments with maturities of ninety days or less when purchased to be cash equivalents.  Our short-term investments have maturities of greater than ninety days from the date of purchase.  We classify securities as “available-for-sale” in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and carry these investments at fair value with any unrealized gains and losses reported as a component of shareholders’ equity on the consolidated balance sheets and in the statements of shareholders’ equity.  At July 31, 2009 we had no short-term investments.  All of our short-term investments as of July 31, 2008 were carried at fair value, based upon market prices quoted on the last day of the fiscal period, and were considered available for sale.  We use the specific identification method to determine the cost of debt securities sold, and include gross realized gains and losses in investment income.  Realized gains recorded for Fiscal 2009, Fiscal 2008, and Fiscal 2007 were $57,992, $124,181, and zero respectively.  All interest and dividends received from short-term investments are included in interest income.

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

Comprehensive Income

SFAS 130, Reporting Comprehensive Income, requires us to display comprehensive income or loss and its components as part of our consolidated financial statements.  Our comprehensive loss includes our net loss and certain changes in equity that are excluded from our net loss, including unrealized holding gains and losses on available-for-sale securities.  SFAS 130 requires such changes in shareholders’ equity to be included in accumulated other comprehensive income or loss.   For Fiscal 2009, 2008 and 2007, our comprehensive loss was $7,085,905, $6,521,731, and $4,654,877, respectively, and included unrealized holding gains on available-for-sale securities at the end of the periods of zero, $18,588, and zero, respectively. During Fiscal 2007, we had no realized gains or losses on available for sale securities.

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

Net Loss Per Common Share

In accordance with FASB Statement No. 128, Earnings Per Share (“SFAS 128”), we compute basic loss per share by dividing the applicable net loss by the weighted average number of common shares outstanding during the respective period.  Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock equivalents, including stock options and warrants, unless the effect is to reduce a loss or increase the income per common share from continuing operations.  As we incurred losses in Fiscal 2009, Fiscal 2008 and Fiscal 2007, we did not include common stock equivalent shares of 7,673,741, 8,322,798, and 10,685,448, respectively, in the computation of net loss per share as the effect would have been anti-dilutive.  Therefore, both the basic and diluted loss per common share for Fiscal 2009, Fiscal 2008 and Fiscal 2007 are based on the weighted average number of shares of our common stock outstanding during the periods.

The following is a reconciliation of the weighted average number of shares actually outstanding with the number of shares used in the computations of loss per common share:

	For the Years Ended
	July 31, 2009	July 31, 2008	July 31, 2007

Shares outstanding	32,307,966	29,573,936	24,961,805

Weighted average number of common shares actually outstanding	30,595,299	27,553,215	24,432,905
Stock options	6,175,216	7,442,447	10,293,750
Restricted stock	86,800	-	-
Warrants	1,411,725	880,351	391,698
Total weighted average shares	38,269,040	35,876,013	35,118,353
Net loss	$(7,067,317)	$(6,540,319)	$(4,654,877)

Net loss per common share, basic and diluted	$(0.23)	$(0.24)	$(0.19)

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective, however the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  Under SFAS No. 159, we would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.  This statement became effective for us on August 1, 2008, however we did not elect the fair value option for any of our financial assets or financial liabilities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R replaces SFAS No. 141, Business Combinations and requires an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS 141R.  SFAS 141R also amends SFAS No. 109, Accounting for Income Taxes, and SFAS 142, Goodwill and Other Intangible Assets.   SFAS 141R applies prospectively to business combinations, if any, for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year ending July 31, 2010).  In April 2009, the FASB issued SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends the accounting prescribed in SFAS 141(R) for assets and liabilities arising from contingencies in business combinations. SFAS 141(R)-1 requires pre-acquisition contingencies to be recognized at fair value if fair value can be reasonably determined during the measurement period. If fair value cannot be reasonably determined, SFAS 141(R)-1 requires measurement based on the recognition and measurement criteria of SFAS 5, Accounting for Contingencies. The adoption of the provisions of SFAS 141R or SFAS 141(R)-1 did not have a material effect on our financial condition, results of operations or cash flows for Fiscal 2009.

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

In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). FSP 157-4 is to be applied prospectively and became effective for us as of Fiscal 2009.  The adoption of FSP 157-4 did not have an impact on the Company’s consolidated results or financial condition.

In April 2009, the FASB issued FSP FAS 107-2 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-2 and FSP APB 28-1”). FSP FAS 107-2 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value and the related carrying amount of financial instruments in interim and annual periods. FSP APB 28-1 amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  FSP FAS 107-2 and FSP APB 28-1 also require disclosure about the method and significant assumptions used to estimate the fair value of financial instruments. FAS FSP 107-2 and FSP APB 28-1 became effective for us as of Fiscal 2009.  Their adoption did not impact our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Positions FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and 124-2”), which amend the other-than-temporary guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FSP 115-2 and 124-2 became effective for us as of Fiscal 2009.  Their adoption did not impact our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 provides rules on recognition and disclosure for events and transactions occurring after the balance sheet date but before the financial statements are issued or available to be issued.  In addition, SFAS 165 requires a reporting entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements are issued or the date the financial statements are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. We have adopted SFAS 165 and have included the required additional disclosures in Note 17.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R” (“FAS 167”). FAS 167 amends FIN 46(R), Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51, to require an issuer to perform an analysis to determine whether the issuer’s variable interest or interests give it a controlling financial interest in a variable interest entity, if any. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest.  FAS 167 will be effective as of the beginning of the annual reporting period commencing after November 15, 2009 (our fiscal quarter ending October 31, 2010). We will assess the potential impact, if any, of the adoption of FAS 167 on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the codification will supersede all then existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 (our fiscal quarter ended October 31, 2009). We do not currently expect the adoption of SFAS 168 to have a material impact on our financial condition, results of operations or cash flows.

Note 2.   Deferred Revenue

Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the consolidated balance sheets.  During Fiscal 2008 we recorded deferred revenue on receipt of a non-refundable fee of $250,000 which we received subject to an agreement whereby we allowed a third party a limited time period to exclusively evaluate our SDC technology for use within specified indications and for certain products.  Upon the termination of the agreement in January 2009, we recognized the $250,000 as licensing revenue in the consolidated statements of operations for Fiscal 2009.

Note 3.  Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts.  Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances.  The allowance for doubtful accounts was zero at July 31, 2009, and 2008, respectively.

During Fiscal 2008 we granted non-exclusive distribution and blending rights to a new distributor for the sale of SDC-based products in Colombia.  In addition, we granted non-exclusive distribution and blending rights to a second distributor, which is affiliated with the first distributor, for the sale of SDC-based products in Argentina, Venezuela, Panama and Costa Rica. The invoiced total for both distributors was $781,600.  The $781,600 receivable included $57,000 for amounts billed at cost to the distributors in August 2008 for parts shipped directly to them by one of our U.S. packaging suppliers.  Subsequent to this transaction, we have not sold any products to either of the two referenced distributors.

During the three month period ended January 31, 2009 we determined these accounts to be delinquent, established a full reserve and recorded $781,600 as bad debt expense, within general and administrative expense.  At July 31, 2009 the referenced amounts remained uncollected; and we have written off the full receivable of $781,600.

Management currently considers all other accounts receivable to be fully collectible.

Note 4.   Research and Development

All in-house Research and Development (“R&D”) costs, and outside legal costs and filing fees for maintaining issued patents are charged to operations when incurred and are included in operating expenses.

Note 5.   Inventory

Inventories are stated at the lower of cost or net realizable value using the weighted average cost method.  Inventories at July 31, 2009 and 2008 consisted of:

	2009	2008
Raw Materials	$194,652	$252,491
Work in Progress	-	-
Finished Goods	227,003	117,552
	$421,655	$370,043

Included in our inventory of finished goods as of July 31, 2009 are approximately 12,000 gallons of SDC concentrate that we purchased from an unrelated third party in a lien sale.  During the fourth quarter of Fiscal 2009 we were advised that YRC Logistics Global, LLC (“YRC”), a global logistics company based in the United States, was warehousing this SDC concentrate on behalf of one of our international distributors, in addition to fixed assets that the distributor had ordered from multiple U.S. manufacturers.  As YRC had not been paid for either warehousing or shipping costs, they placed a lien on the SDC and fixed assets and conducted a public lien sale in June 2009.  We purchased the concentrate and assets in the lien sale for $28,191.  $26,267 of this amount was attributable to the SDC concentrate and $1,924 to the fixed assets.  With the addition of $1,200 in costs to ship the SDC to our facility, we added $27,467 to the value of our SDC concentrate inventory for the addition of the approximately 12,000 gallons.  This transaction had no impact on our consolidated statements of operations for Fiscal 2009, however it is expected to temporarily reduce our cost of goods sold per gallon of SDC concentrate sold in future periods.

Note 6.    Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  All improvements and additions that extend the life of existing assets are capitalized.  The cost of maintenance and repairs that do not extend or improve the asset are expensed as incurred.  The following is a summary of property, plant, and equipment – at cost less accumulated depreciation:

	July 31, 2009	July 31, 2008
Computers and equipment	$800,947	$782,480
Furniture and fixtures	18,034	30,566
Leasehold improvements	605,883	604,436
	1,424,864	1,417,482
Less: accumulated depreciation	568,360	382,647
Total	$856,504	$1,034,835

Total depreciation expense for Fiscal 2009, Fiscal 2008 and Fiscal 2007 was $275,322, $229,930, and $92,600, respectively.

Note 7.    Commitments and Contingencies, and Legal Proceedings

In September 2006, we entered into a sixty month operating lease agreement for our office and manufacturing location in El Cajon, California.  In April 2008, we amended our operating lease to include an additional 1,812 square feet, resulting in a total area of 14,879 square feet.  Rental expense recorded in general and administrative expenses for Fiscal 2009, Fiscal 2008 and Fiscal 2007 was $210,400, $185,300, and $173,300, respectively.   Future minimum rental payments under the lease for each of the four fiscal years, excluding variable and therefore currently unknown costs for the maintenance of common areas, are as follows:

Year Ended July 31	Amount
2010	$178,300
2011	$185,400
2012	$78,500
2013	$-
$442,200

During Fiscal 2008 we issued 12,500 shares of our common stock with a fair value of $43,750 and paid an additional $135,000 for two legal settlements.  During Fiscal 2007 we received approximately $205,000 in proceeds from legal settlements and recorded this amount as “Other” within “Other income and (expense)” in the consolidated statements of operations for Fiscal 2007.  We have been awarded other amounts in arbitration proceedings related to the ownership of, and trade secrets related to, our SDC technology.  We believe it is unlikely that we will ever be able to collect any part of such awards and we have therefore not recorded any amounts as assets on the consolidated balance sheets as at July 31, 2008 or 2009.

Note 8.  Sales of Common Stock

On May 28, 2009 we closed a registered direct offering whereby we sold $3 million of our common stock and warrants to institutional investors.  A shelf registration statement relating to the securities sold in the offering was declared effective by the Securities and Exchange Commission on May 8, 2009.

Under the terms of the offering, we issued to the investors 1,418,441 shares of common stock, and warrants to purchase 496,452 shares of our common stock.  The common stock was sold at a price of $2.115 per share, and the investors received warrants to purchase 0.35 shares of common stock at an exercise price of $2.37 per share for each share of common stock they purchased in the offering.  The fair value of the investor warrants, based on their fair value relative to the common stock issued, was $652,694 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 155.86%, and a risk-free interest rate of 2.16%).  The warrants were exercisable as of May 27, 2009 and will expire five years from that date.  In addition we paid a fee of $180,000 to Axiom Capital Management, Inc. (“Axiom”) in consideration for its services as the placement agent in the offering.  We also issued to Axiom and its principals, warrants to purchase 70,922 shares of our common stock at an exercise price of $2.64 per share. The fair value of the warrants issued to Axiom, based on their fair value relative to the common stock issued, was $92,800 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 155.86%, and a risk-free interest rate of 2.16%).These warrants were exercisable as of May 27, 2009 and will expire five years from that date.

After fees and expenses, the net proceeds of the offering to us were $2,769,478.  The net proceeds from the offering will be used for working capital.

See Note 16 for information regarding sales of common stock subsequent to July 31, 2009.

Note 9.  Other Equity and Common Stock Transactions

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

In September 2008, we entered into a one year consulting agreement with an independent third party for intellectual property legal services, the compensation being a fee of $11,000 per month and an option to purchase 25,000 shares of our common stock which vests in equal increments bi-annually over a two year period.  The options, which have an exercise price of $4.41, were valued at $59,745 (based on the Black-Scholes Option Pricing Model, assuming no dividend yield, volatility of 103.18% and a risk free interest rate of 2.00%).  During Fiscal 2009 we expensed $8,161 of the options fair value to research and development.  The options will be revalued quarterly until fully vested with any change to fair value expensed.

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

In January 2009, we received $79,500 from a director for the exercise of options to purchase 150,000 shares of our common stock at an exercise price of $0.53; and received $18,000 from the same director for the exercise of common stock warrants to purchase 36,000 shares of our common stock at an exercise price of $0.50.  Furthermore, we issued 10,000 shares in exchange for consulting services, valued at $34,000.  During the three month period ended January 31, 2009 we recorded $64,032 of employee stock option expense.

During the three month period ended April 30, 2009 there was a net exercise by one of our directors of 150,000 options that resulted in the issuance of 106,126 shares of our common stock.  During the three month period, we also recorded $96,677 of employee stock option expense.

In May 2009, we issued options to purchase an aggregate of 360,000 shares of our common stock, to our three executive officers. These options have a five year term and vest annually in equal increments over four years. The options, which have an exercise price of $2.34, were valued at $734,301 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 155.42%, and a risk free interest rate of 1.65%).  Additionally, in the same month we granted 86,800 shares of restricted stock to four of our directors, and a five year option to purchase 30,000 shares of common stock at an exercise price of $2.34 per share, to one of our directors.   Both stock and options vest after one year.  The 86,800 restricted shares were valued at $203,112 or $2.34 per share (based on the prevailing market price of our common stock on the date of grant), while the options were valued at $56,082 (based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 145.97%, and a risk free interest rate of 1.65%).  The stock options and stock granted to directors and officers in May 2009 were issued under the 2007 Equity Incentive Plan.

In June 2009, there was a net exercise of 50,000 options that resulted in the issuance of 37,700 shares of our common stock.  In addition, we received $19,000 from the exercise of options to purchase 27,500 shares of our common stock issued under employee stock options plans.

In July 2009, we entered into a one year agreement with two independent third party consultants who joined our Advisory Panel.  Each consultant was issued an option to purchase 25,000 shares of common stock.  The options have a two year term and vest in bi-annual increments over one year.  The options, which have an exercise price of $1.66, were valued at $27,571 (based on the Black-Scholes Option Pricing Model, assuming no dividend yield, volatility of 99.11% and a risk free interest rate of 0.46%).  The options will be revalued quarterly until fully vested with any change to fair value expensed. In addition, during the three month period ended July 31, 2009 we received $19,000 from the exercise of options to purchase 27,500 shares of common stock issued under employee purchase plans; received $24,750 from the exercise of options to purchase 15,000 shares of common stock issued in prior periods for consulting services; and recorded $215,326 of expense for stock and options issued to employees, officers, and directors.

At July 31, 2009, we had outstanding warrants to purchase 1,411,725 shares of our common stock with exercise prices ranging from $2.37 to $8.60. These warrants expire at various times between March 2011 and May 2014.  See Note 16 for information regarding warrants issued subsequent to July 31, 2009.

Note 10.  Stock-Based Compensation

We have, or have had during the fiscal years presented herein, the following equity incentive plans (the Plans) pursuant to which options to acquire common stock have been granted:

1998 Directors And Officers Stock Option Plan:  In December 1998, the Company's shareholders approved the Amended PURE Bioscience 1998 Officers and Directors Stock Option Plan.

2001 Directors And Officers Stock Option Plan:  In January 2001, the Company's shareholders approved the PURE Bioscience 2001 Officers and Directors Stock Option Plan.

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

2002 Employee Incentive Stock Option Plan:  In March 2002, the Company’s shareholders approved the PURE Bioscience 2002 Employee Incentive Stock Option Plan.  Eligible plan participants include employees and non-employee directors of the Company.

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

On August 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS123(R)”), requiring us to recognize expense related to the fair value of share-based compensation awards to employees and directors.  We elected to use the modified-prospective-transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior fiscal years.  We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award.  The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period defined pursuant to the terms of the consulting agreement may be different.  Share-based compensation expense for awards granted subsequent to July 31, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, using the Black-Scholes option pricing model.  The following methodology and assumptions were used to calculate share based compensation for Fiscal 2009 and Fiscal 2008:

	For the years ended July 31
	2009	2008
Expected price volatility	97.70% - 156.73%	66.10% - 117.58%
Risk-free interest rate	0.25% - 2.00%	2.00% - 5.25%
Expected rate of forfeiture	0.0%	0.0%
Expected dividend yield	0.0%	0.0%
Weighted average expected term	3.4 years	2.3 years

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

The following table sets forth the share-based compensation expense recorded in our consolidated statements of operations for Fiscal 2009 and Fiscal 2008 resulting from share-based compensation awarded to our employees, directors and third party service providers:

	Fiscal 2009	Fiscal 2008
Share-based compensation for employees and directors:
Selling expense	$10,199	$98,784
General and administrative expenses	410,502	1,622,764
Research and development	12,748	148,176
Total share-based compensation for employees and directors	433,449	1,869,724

Share-based compensation for third party service providers:
Selling expense	$1,149	$51,736
General and administrative expenses	58,600	43,750
Research and development	8,161	-
Total share-based compensation for third party service providers	67,910	95,486

Total share-based compensation expense	$501,359	$1,965,210

A summary of stock option activity is as follows:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($000’s)
Balance at July 31, 2007	10,293,750	$1.18	$22,500
Granted	593,300	$5.48
Exercised	(2,761,053)	$0.85
Forfeited / Cancelled	(683,550)	$1.41
Balance at July 31, 2008	7,442,447	$1.62	$26,479
Granted	892,250	$2.42
Exercised	(1,259,589)	$1.00
Forfeited / Cancelled	(899,892)	$2.06
Balance at July 31, 2009	6,175,216	$1.80	$3,836

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.50 to $0.75	1,560,000	0.78	$0.53	1,560,000	0.78	$0.53
$0.80 to $1.20	711,666	1.32	$0.81	711,666	1.32	$0.81
$1.50 to $7.50	3,903,550	2.48	$2.48	3,006,225	1.98	$2.46
	6,175,216	1.91	$1.80	5,277,891	1.54	$1.67

Cash received from options and warrants exercised in Fiscal 2009, Fiscal 2008 and Fiscal 2007 was $937,929, $2,253,964 and $475,190, respectively. During Fiscal  2009 there were net exercises of options to purchase 809,531 shares which resulted in the issuance of 648,839 shares of common stock. During Fiscal 2008 there were net exercises of options to purchase 250,000 shares which resulted in the issuance of 228,950 shares of common stock, and a net exercise of 88,500 warrants which resulted in the issuance of 60,982 shares of common stock. The intrinsic value of all options exercised during Fiscal 2009, Fiscal 2008 and Fiscal 2007 was $2,096,641, $12,874,047 and $2,012,600, respectively.  The weighted-average grant date fair value of equity options granted during Fiscal 2009, Fiscal 2008 and Fiscal 2007 was $1.88, $2.99 and $1.45 respectively.

On March 10, 2008, Gary Brownell resigned as a director of PURE Bioscience in order to allow us to meet corporate governance standards which require that we have a majority of independent directors.  On that date, our Board extended the post-termination exercise period applicable to 837,500 vested and outstanding stock options held by Mr. Brownell from three days following his resignation to September 10, 2008.  We expensed $23,040 to general and administrative expense during Fiscal 2008 based on this modification, in accordance with SFAS 123(R).  There were no stock option modifications during Fiscal 2009.

As of July 31, 2009, there was $1,519,844 of unrecognized non-cash compensation cost related to unvested options, which will be recognized over a weighted average period of 3.2 years.

During the three month period ended July 31, 2009 we issued 86,800 shares of restricted stock to four of our independent directors.  The restricted shares, valued at $203,112, will be expensed over the one year vesting term. Prior to Fiscal 2009 all stock awards were immediately vested.  A summary of restricted stock units issued during fiscal 2009 is as follows:

Number of Shares
Unvested at July 31, 2008	-
Granted	86,800
Exercised	-
Forfeited / Cancelled	-
Unvested at July 31, 2009	86,800

During Fiscal 2009 and Fiscal 2008, we recognized stock based compensation expense for restricted stock of $42,314 and zero respectively.  As of July 31, 2009, there was $160,797 of unrecognized non-cash compensation cost related to unvested restricted shares, which will be recognized over a weighted average period 0.80 years.

Note 11.  Patent Impairment and Related Expenses

No impairment charges were recorded during Fiscal 2009.

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

Note 12.  Taxes

We file federal and California consolidated tax returns with our subsidiaries.  Our income tax provision for each of Fiscal 2009 and 2008 was $2,400, which is the minimum franchise tax we pay to the State of California regardless of income or loss.

At July 31, 2009, we had federal and California tax net operating loss carry-forwards of approximately $50,009,800 and $39,871,800, respectively. Included in these net operating loss carry-forward amounts is $14,836,100 related to a deduction for income tax purposes for which the Company has not realized a tax benefit.  In future periods an adjustment would be recorded to Additional Paid in Capital at the time that these net operating losses may be utilized and reduce income tax.  At July 31, 2008, we had federal and California tax net operating loss carry-forwards of approximately $40,888,600 and $30,753,000, respectively.  Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code as well as similar state provisions. These ownership changes may limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since the Company’s formation, we have raised capital through the issuance of capital stock on several occasions (both before and after our initial public offering in 1996) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition.  While the Company does not believe it has experienced an ownership change, the pertinent tax rules related thereto are complex and subject to varying interpretations, and thus complete assurance cannot be provided that the taxing authorities would not take an alternative position.

Our federal tax loss carry-forwards will begin expiring in the year ending July 31, 2010 unless previously utilized, and will completely expire in the year ending July 31, 2028.  Between July 31, 2010 and July 31, 2012, $3,323,800 of our federal net operating loss carry-forwards will expire, and the balance of our current federal net operating loss carry-forwards will expire between July 31, 2018 and July 31, 2028.  Our California tax loss carry-forwards will begin to expire in the year ending July 31, 2014, and will completely expire in the year ending July 31, 2029.

Significant components of our deferred tax assets are as follows:

	July 31, 2009	July 31, 2008
Net operating loss carry-forward	$13,419,700	$10,735,700
Stock options and warrants	1,014,700	1,005,000
Other temporary differences	(26,000)	(87,400)
Total deferred tax assets	14,408,400	11,653,300
Valuation allowance for deferred tax assets	(14,408,400)	(11,653,300)
Net deferred tax assets	$-	$-

Realization of our deferred tax assets, which relate to operating loss carry-forwards and timing differences, is dependent on future earnings, among other factors. The timing and amount of future earnings are uncertain and therefore a valuation allowance has been established. The increase in the valuation allowance on the deferred tax asset during Fiscal 2009 was $2,755,100.

A reconciliation of income taxes computed using the statutory income tax rate, compared to the effective tax rate, is as follows:

	2009	2008
Federal tax benefit at the expected statutory rate	0.34%	0.34%
State income tax, net of federal tax benefit	5.80	5.80
Other	(0.80)	1.00
Valuation allowance	(39.00)	(40.80)
Income tax benefit – effective rate	0.00%	0.00%

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Under FIN 48, we recognize the tax benefit from a tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

FIN 48 became effective for us on August 1, 2007, however the adoption of FIN 48 did not have a material impact on our consolidated results of operations and financial position as we had no unrecognized tax benefits that, if recognized, would have impacted our effective income tax rate in future periods. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense, however we had no accrued interest or penalties at either August 1, 2009 or July 31, 2008.  We are subject to taxation in the United States and in California, and our historical tax years remain subject to future examination by the U.S. and California tax authorities.

The following table summarizes the activity related to our unrecognized tax benefits:

Balance at July 31, 2007	None
Increases related to current year tax positions	None
Expiration of statute of limitations for the assessment of taxes	None
Other	None
Balance at July 31, 2008	None
Increases related to current year tax positions	None
Expiration of statute of limitations for the assessment of taxes	None
Balance at July 31, 2009	None

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

We believe that based upon the end use of our products, the value added contributions made by us, the regulatory requirements, our customers and partners, and the strategy required to successfully market finished products, we are operating in a single segment.

Our customers are strategic partners who are developing markets for, and distributors who sell, products containing our SDC technology.  During Fiscal 2009, 84% of product sales were made to five strategic partners that are also developing markets for our products.  98% of revenue from product sales for Fiscal 2009 was derived from sales made to U.S. domestic customers.  During Fiscal 2008, 90% of product sales were made to five strategic partners, and 33% of revenue from product sales for the year was derived from sales made to U.S. domestic customers.

In some cases we have, or may have in future periods, distributors or strategic partners to whom we have granted rights to sell our technology in multiple countries. Generally, we do not require such distributors to report to us the quantities of products that they sell in each country.  In such cases, we report revenues based on the country of first sale.

During Fiscal 2009, 38% of our product sales were of bulk SDC concentrate, and 62% of our product sales were of bulk Axen30 or finished packaged products containing Axen 30, our ready to use product.  During the prior year, 77% of our product sales were of bulk SDC concentrate and 23% of our product sales were of bulk Axen30 or finished packaged products containing Axen 30.

All of our tangible assets are located in the United States.

Note 14.  Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods.  Summarized quarterly data for Fiscal 2009 and Fiscal 2008 are as follows:

	For the quarters ended
	October 31	January 31	April 30	July 31
2009:
Revenue	$110,621	$284,762	$129,905	$202,975
Gross profit	$50,809	$273,940	$69,314	$96,032
Net loss	$(1,605,316)	$(2,219,750)	$(1,545,584)	$(1,696,667)
Basic and diluted net loss per share	$(0.05)	$(0.07)	$(0.05)	$(0.06)

2008:
Revenue	$95,290	$152,434	$416,464	$823,276
Gross profit	$63,597	$101,947	$322,618	$535,706
Net loss	$(1,008,704)	$(1,553,707)	$(2,466,396)	$(1,471,512)
Basic and diluted net loss per share	$(0.04)	$(0.06)	$(0.09)	$(0.05)

Note 15.  Fair Value

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

The following table represents our fair value hierarchy for our financial assets (cash, cash equivalents and short-term investments) measured at fair value on a recurring basis as of July 31, 2009:

	Level 1	Level 2	Level 3	Total
Cash	$1,001,583	—	—	$1,001,583
Money market funds	$3,212,161	—	—	$3,212,161
Total	$4,213,744	$—	$—	$4,213,744

Note 16.  Subsequent Events

On May 28, 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 165, Subsequent Events.  The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  In particular, this statement sets forth the period after the balance sheet date during which our management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  Additionally, the statement requires disclosure of the date through which our management has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.

Our management has evaluated events as of October 12, 2009, which is the last practical date prior to the filing of this Annual Report.  All events to this date are recognized or disclosed in the financial statements herein, to the extent that they impact our balance sheets as at July 31 2009 or 2008; or our statements of operations, statements of cash flows, or statements of stockholders’ equity for Fiscal 2009, Fiscal 2008 or Fiscal 2007.  Other events that occurred subsequent to July 31, 2009 include the following:

On September 3, 2009 we closed a registered direct offering whereby we sold $3 million of our common stock and warrants to institutional investors.  A shelf registration statement relating to the securities sold in the offering was declared effective by the Securities and Exchange Commission on May 8, 2009.  Under the terms of the offering, we issued to the investors 1,818,182 shares of our common stock, and warrants to purchase 727,272 shares of our common stock.  The common stock was sold at a price of $1.65 per share, and the investors received warrants to purchase 0.4 shares of common stock at an exercise price of $2.10 per share for each share of common stock they purchased in the offering.   The warrants will be exercisable as of March 3, 2010, and will expire five years from that date.  In addition we paid a fee of $180,000 to Rodman & Renshaw, LLC (“Rodman”) in consideration for its services as the placement agent in the offering.  We also issued to Rodman and its principals, warrants to purchase 90,909 shares of our common stock at an exercise price of $2.0625 per share.  These warrants will be exercisable as of March 3, 2010, and will expire on May 7, 2014.  After fees and expenses, the net proceeds of the offering to us were $2,783,233, which will be used for working capital.

Effective September 1, 2009, Tommy G. Thompson resigned as a director of the Company to join our Advisory Panel.

On October 12, 2009, the Company entered into an amended and restated employment agreement with Michael L. Krall, our Chief Executive Officer, which agreement amends and restates in its entirety the employment agreement the Company previously entered into with Mr. Krall effective as of April 17, 1996.  In addition, on October 12, 2009, the Company entered into employment agreements with Andrew Buckland, our Chief Financial Officer, and Donna Singer, our Executive Vice President.  The agreements are filed as exhibits to this Annual Report.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the foregoing evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that as of July 31, 2009 our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Our Controls

There were no changes in our internal controls over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2009.  Mayer Hoffman McCann P.C., an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of July 31, 2009. This report, which expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of July 31, 2009, is included elsewhere herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
PURE Bioscience

We have audited PURE Bioscience’s (“the Company”) internal control over financial reporting as of July 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, PURE Bioscience maintained, in all material respects, effective internal control over financial reporting as of July 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PURE Bioscience as of July 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2009 of PURE Bioscience, and our report dated October 13, 2009 expressed an unqualified opinion on those financial statements.

/s/ Mayer Hoffman McCann P.C.
San Diego, California
October 13, 2009

Item 9B.  Other Information

In order to retain the experience, skills, abilities, background and knowledge of our current executive officers and provide well defined employment terms consistent with U.S. biotechnology companies, on October 12, 2009, the Company entered into an amended and restated employment agreement with Michael L. Krall, our Chief Executive Officer, which agreement amends and restates in its entirety the employment agreement the Company previously entered into with Mr. Krall effective as of April 17, 1996.  In addition, on October 12, 2009, the Company entered into employment agreements with Andrew Buckland, our Chief Financial Officer, and Donna Singer, our Executive Vice President.  The agreements were approved by the Board of Directors upon the recommendation of the Company’s Compensation Committee and are filed as exhibits to this Annual Report.  Capitalized terms used below are defined in the agreements.  The principal terms of the agreements are as follows:

Pursuant to the agreements, as applicable, Mr. Krall is entitled to a base salary of $300,000 per year, Mr. Buckland is entitled to a base salary of $225,000 per year, and Ms. Singer is entitled to a base salary of $200,000 per year.  In each case, the executive’s base salary may be increased, but not decreased, from such amounts by the Company’s Board of Directors or the Compensation Committee in its discretion.

Each agreement continues until termination by either the Company or the executive.  The agreements provide, as applicable, for annual bonus targets equal to 50% of the executive’s then applicable base salary for Mr. Krall and 35% of the executive’s then applicable base salary for each of Mr. Buckland and Ms. Singer, in each case to be awarded at the sole discretion of the Compensation Committee. Each agreement also provides that the executive will be eligible for equity compensation grants to be awarded at the discretion of the Compensation Committee.  In each case, if the employment agreement is terminated without Cause by the Company or terminated by the executive for Good Reason, the Executive, upon signing a release in favor of the Company, will be entitled to severance pay in the form of a single lump sum cash payment.  In the case of Mr. Krall, such severance payment equals 150% of his then current Annual Base Compensation plus eighteen months of health and dental insurance in accordance with COBRA. In the case of Ms. Singer, such severance payment equals 100% of her then current Annual Base Compensation, plus twelve months of health and dental insurance in accordance with COBRA.  In the case of Mr. Buckland, such severance payment equals 75% of his then current Annual Base Compensation, plus nine months of health and dental insurance in accordance with COBRA.  In addition, in the event of a termination for any reason other than by the Company for Cause, each agreement provides that all outstanding vested stock options held by the executive at the date of such termination would continue to be exercisable for a period of up to 120 days following such termination, but in no event beyond the maximum permitted expiration date.

The agreements provide that, in the event either the executive’s employment is terminated by the Company without Cause within twelve months following a Change in Control, or the Executive resigns for Good Reason within such period, the Executive will be entitled to additional severance pay in excess of the amounts described in the preceding paragraph, in each case in an amount equal to a single lump sum payment equal to 100% of the executive’s then current Annual Base Compensation, plus the average annual bonus awarded to the executive for the preceding two fiscal years.  In addition, in such event, the vesting of all outstanding stock options then held by each executive would automatically accelerate and all stock options would continue to be exercisable for 12 months, but in no event beyond the maximum permitted expiration date.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our Annual Meeting of Shareholders scheduled to be held on January 20, 2010, which will be filed with the SEC no later than 120 days after the close of Fiscal 2009. Certain information regarding our executive officers required by this item is set forth in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our Annual Meeting of Shareholders scheduled to be held on or about January 20, 2010, which will be filed with the SEC no later than 120 days after the close of Fiscal 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our Annual Meeting of Shareholders scheduled to be held on or about January 20, 2010, which will be filed with the SEC no later than 120 days after the close of Fiscal 2009.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our Annual Meeting of Shareholders scheduled to be held on or about January 20, 2010, which will be filed with the SEC no later than 120 days after the close of Fiscal 2009.

Item 14.  Principal Accounting  Fees and Services

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our Annual Meeting of Shareholders scheduled to be held on or about January 20, 2010, which will be filed with the SEC no later than 120 days after the close of Fiscal 2009.

PART IV

Item 15.  Exhibits

A. The following Exhibits are filed as part of this registration statement pursuant to Item 601 of Regulation S-K:

3.1	(1)	-- Articles of Incorporation

3.1.1	(2)	-- Articles of Amendment to Articles of Incorporation, dated March 11, 2002

4.3	(3)	-- Amended and Restated Bylaws

4.3	(1)	-- Form of Common Stock Certificate

4.4	(4)	-- Form of Investor Warrant

4.41	(5)	-- Form of Investor Warrant

4.42	(6)	-- Form of Investor Warrant

4.5	(7)	-- Form of Placement Agent Warrant

10.15.1	(8)	-- Innovative Medical Services Amended 1998 Directors and Officers Stock Option Plan

10.15.2	(9)	-- The Innovative Medical Services ETI H2O Option Plan

10.15.3	(10)	-- Innovative Medical Services Consultant and Advisors Stock Option Plan
10.15.4	(11)	-- Innovative Medical Services 2001 Directors and Officers Stock Option Plan
10.15.5	(12)	-- Innovative Medical Services 2002 Employee Incentive Stock Option Plan
10.15.6	(13)	-- Innovative Medical Services 2002 Non-Qualified Stock Option Plan

10.15.7	(14)	-- PURE Bioscience 2004 Consultant and Advisors Stock Option Plan
10.15.8	(15)	-- The PURE Bioscience 2007 Equity Incentive Plan
10.16	(16)	-- Placement Agent Agreement, dated as of April 28, 2009, by and between Pure Bioscience and Axiom Capital Management, Inc.
10.17	(17)	-- Placement Agent Agreement, dated as of August 3, 2009, by and between Pure Bioscience and Rodman & Renshaw, LLC
10.18		-- Employment Agreement by and between Pure Bioscience and Michael L. Krall dated October 12, 2009*
10.19		-- Employment Agreement by and between Pure Bioscience and Andrew Buckland dated October 12, 2009*
10.20		-- Employment Agreement by and between Pure Bioscience and Donna Singer dated October 12, 2009*
14.1	(18)	-- Code of Ethics
21.1		-- Subsidiaries of the Registrant*
23.0		-- Consent of Mayer Hoffman McCann P.C.*
31.1		-- Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2		-- Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1		-- Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2		-- Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference from Exhibit 3.1 to the Form SB-2 registration statement, SEC File #333-00434 effective August 8, 1996

(2)	Incorporated by reference from Exhibit 3.1.2 to the Annual Report on Form 10KSB for the fiscal year ended July 31, 2002, filed with the SEC on October 29, 2003

(3)	Incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K, filed with the SEC on February 25, 2008

(4)	Incorporated by reference from Exhibit 4.4 to the Current Report on Form 8-K, filed with the SEC on October 25, 2007

(5)	Incorporated by reference from Exhibit 4.5 to the Current Report on Form 8-K, filed with the SEC on May 22, 2009

(6)	Incorporated by reference from Exhibit 4.5 to the Current Report on Form 8-K, filed with the SEC on September 2, 2009

(7)	Incorporated by reference from Exhibit 4.5 to the Current Report on Form 8-K, filed with the SEC on October 25, 2007

(8)	Incorporated by reference from Form S-8 filed with the SEC on December 23, 1998

(9)	Incorporated by reference from Exhibit 99.6 to Form S-8 filed with the SEC on January 30, 2001

(10)	Incorporated by reference from Exhibit 99.5 to Form S-8 filed with the SEC on January 30, 2001

(11)	Incorporated by reference from Exhibit 99.4 to Form S-8 filed with the SEC on January 30, 2001

(12)	Incorporated by reference from Exhibit 99.8 to Form S-8 filed with the SEC on May 20, 2002

(13)	Incorporated by reference from Exhibit 99.7 to Form S-8 filed with the SEC on May 20, 2002

(14)	Incorporated by reference from Exhibit 99 to Form S-8 filed with the SEC on April 23, 2004

(15)	Incorporated by reference from Exhibit 10.15.8 to Form 10-K filed with the SEC on October 14, 2008

(16)	Incorporated by reference from Exhibit 10.2 on Form 8-K, filed with the SEC on May 22, 2009

(17)	Incorporated by reference from Exhibit 10.2 on Form 8-K, filed with the SEC on September 2, 2009

(18)	Incorporated by reference from Exhibit 14.1 on Form 8-K, filed with the SEC on February 25, 2008
* Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE BIOSCIENCE	DATE

/s/ MICHAEL L. KRALL	October 13, 2009
Michael L. Krall, President / Chief Executive Officer (Principal Executive Officer)

/s/ ANDREW J. BUCKLAND	October 13, 2009
Andrew J. Buckland, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ GREGORY BARNHILL	Director	October 13, 2009
Gregory Barnhill

/s/ DENNIS BROVARONE	Director	October 13, 2009
Dennis Brovarone

/s/ JOHN J. CARBONE	Director	October 13, 2009
John J. Carbone

/s/ MICHAEL L. KRALL	President/CEO and Director	October 13, 2009
Michael L. Krall

/s/ PAUL V. MAIER	Director	October 13, 2009
Paul V. Maier

/s/ DONNA SINGER	Executive Vice President and Director	October 13, 2009
Donna Singer