Form 10-Q
period 2010-01-31
PURE BIOSCIENCE
filed 2010-03-11
CIK 1006028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2010

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐   Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of March 10, 2010, there were 34,848,808 shares of the registrant’s common stock, no par value, outstanding.

PURE Bioscience

FORM 10-Q

for the Quarterly Period Ended January 31, 2010

TABLE OF CONTENTS

PART 1 — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

Consolidated Balance Sheets as of January 31, 2010 (unaudited) and July 31, 2009
Consolidated Statements of Operations for the three and six months ended January 31, 2010 and 2009 (unaudited)
Consolidated Statements of Cash Flows for the six months ended January 31, 2010 and 2009 (unaudited)
Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

PURE Bioscience
CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	January 31,	July 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$4,004,754	$4,213,744
Accounts receivable, net of allowance for doubtful accounts
of $0 at January 31, 2010 and $0 at July 31, 2009	136,083	143,031
Inventories, net	573,137	421,655
Prepaid expenses	156,113	69,317

Total current assets	4,870,087	4,847,747

Property, plant and equipment, net	909,793	856,504

Patents	1,924,042	1,944,701

Total assets	$7,703,922	$7,648,952

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$347,032	$368,418
Accrued liabilities	214,882	192,348
Customer deposits	9,400	-
Taxes payable	-	2,400

Total current liabilities	571,314	563,166

Deferred rent	19,150	19,351

Total liabilities	590,464	582,517

Stockholders' Equity
Preferred Stock, no par value:
5,000,000 shares authorized, no shares issued	-	-
Class A common stock, no par value:
50,000,000 shares authorized
34,848,808 issued and outstanding at January 31, 2010, and
32,307,966 issued and outstanding at July 31, 2009	40,624,255	38,498,904
Additional Paid-In Capital	5,139,983	4,566,024
Warrants:
2,229,906 issued and outstanding at January 31, 2010, and
1,411,725 issued and outstanding at July 31, 2009	3,326,753	2,501,682
Accumulated deficit	(41,977,533)	(38,500,175)

Total stockholders' equity	7,113,458	7,066,435

Total liabilities and stockholders' equity	$7,703,922	$7,648,952

The accompanying notes are an integral part of the consolidated financial statements

PURE Bioscience
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
REVENUES FROM PRODUCT SALES

Net revenues	$548,852	$145,382	$326,981	$34,762
Cost of sales	193,032	70,634	112,875	10,822

Gross profit	355,820	74,748	214,106	23,940

OTHER REVENUES

Revenue from license agreements	-	250,000	-	250,000
Cost of other revenue	-	-	-	-
Gross Profit	-	250,000	-	250,000
	-
Total gross profit	355,820	324,748	214,106	273,940

Selling expenses	446,776	337,131	226,838	185,938
General and administrative expenses	2,604,883	3,120,782	1,420,304	1,858,348
Research and development	909,693	740,953	451,825	453,991

Total operating expenses	3,961,352	4,198,866	2,098,967	2,498,277

Loss from operations	(3,605,532)	(3,874,118)	(1,884,861)	(2,224,337)

Other income and (expense):
Interest income	18,174	10,263	8,698	1,500
Other	110,000	38,789	110,000	3,087

Total other income (expense)	128,174	49,052	118,698	4,587

Net loss before income taxes	(3,477,358)	(3,825,066)	(1,766,163)	(2,219,750)
Income tax provision	-	-	-	-

Net loss	$(3,477,358)	$(3,825,066)	$(1,766,163)	$(2,219,750)

Net loss per common share, basic and diluted	$(0.10)	$(0.13)	$(0.05)	$(0.07)

Weighted average common shares used in
computing basic and diluted net loss per common share	33,991,693	29,896,168	34,529,176	30,124,247

The accompanying notes are an integral part of the consolidated financial statements

PURE Bioscience
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months
	Ended January 31,
	2010	2009

Cash flows from operating activities:

Net loss	$(3,477,358)	$(3,825,066)

Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization and depreciation	228,244	218,519
Stock-based compensation	656,148	185,727
Allowance for doubtful accounts	-	781,627
Changes in assets and liabilities:
Accounts receivable	6,948	34,132
Prepaid expense	(86,796)	(69,017)
Inventories	(151,482)	(105,436)
Deferred rent	(201)	3,173
Deferred revenue	-	(256,793)
Customer deposits	9,400	-
Accounts payable and accrued liabilities	1,148	(318,189)
Income tax payable	(2,400)	(800)

Net cash (used) in operating activities	(2,816,349)	(3,352,123)

Cash flows from investing activities

Investment in patents	(68,171)	(39,684)
Purchase of property, plant and equipment	(192,703)	(66,632)
Purchases of short-term investments	-	(4,076,992)
Sales of short-term investments	-	5,136,212

Net cash provided by (used) in investing activities	(260,874)	952,904

Cash flows from financing activities

Net proceeds from the sale of common stock	2,783,233	-
Proceeds from exercise of stock options and warrants	85,000	894,179

Net cash provided by financing activities	2,868,233	894,179

Net (decrease) in cash and cash equivalents	(208,990)	(1,505,040)

Cash and cash equivalents at beginning of period	4,213,744	2,024,400

Cash and cash equivalents at end of period	$4,004,754	$519,360

Supplemental disclosures of cash flow information
Cash paid for taxes	$4,955	$-

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

The financial statements included herein have been prepared by PURE Bioscience without audit, in accordance with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), have been condensed or omitted as allowed by such rules and regulations, however we believe that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows for the periods presented.  The unaudited consolidated financial statements presented herein should be read in conjunction with our audited financial statements for our most recently completed fiscal year ended July 31, 2009, and their accompanying notes, as filed with the SEC in our 10-K on October 13, 2009.

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the statements and accompanying notes, and actual results could differ materially from those estimates.  The results of operations for the three month period ended January 31, 2010 (the “Second Quarter”), and for the six month period ended January 31, 2010 (the “Six Months”), are not necessarily indicative of the results of operations for the full year, or any future periods.

Note 2.   Nature of Business and Summary of Significant Accounting Policies

Concentration of Credit Risk

As of January 31, 2010 and July 31, 2009, all cash deposits were invested in either U.S. FDIC insured bank accounts or institutional money market mutual funds investing in A-1 (S&P) or Prime-1 (Moody’s).

At January 31, 2010, $3,503,000 of our cash and cash equivalents were maintained at three separate major financial institutions in the United States in accounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”).  Such insurance is limited to $250,000 through December 31, 2013.  On January 1, 2014, the standard insurance amount will become $100,000 per depositor.

Also at January 31, 2010, $501,600 of our cash and cash equivalents were held in an account maintained at a major financial institution in the United States that is provided with protection by the Securities Investor Protection Corporation (“SIPC”) should such a firm close due to bankruptcy or other financial difficulties and customer assets are missing.  Cash and cash equivalent claims, such as for money market funds and certificates of deposit, are limited to $100,000, however other investments are protected with up to $500,000 of insurance by the SIPC.

As of January 31, 2010 and July 31, 2009, we had no short-term investments.

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

Intangible Assets / Long-Lived Assets

Our intangible assets primarily consist of the worldwide patent portfolio of our silver ion technologies.  Outside legal costs and filing fees related to obtaining patents are capitalized as incurred.  The total amounts capitalized for pending patents were $9,200 and $20,000 in the three month periods ended January 31, 2010 and 2009, respectively, and $68,200 and $39,700 in the six month periods ended January 31, 2010 and 2009, respectively.   Patents are stated net of accumulated amortization of $1,341,100 and $1,252,200 at January 31, 2010 and July 31, 2009, respectively. The cumulative cost of acquiring patents is amortized on a straight-line basis over the estimated remaining useful lives of the patents, generally between 17 and 20 years from the date of issuance.  At January 31, 2010, the weighted average remaining amortization period for all patents was approximately 10.6 years.  Amortization expense for the three month periods ended January 31, 2010 and 2009 was $44,600 and $42,900, respectively, and for the six month periods ended January 31, 2010 and 2009 was $88,800 and $85,500, respectively.

Accounting for Stock-Based Compensation

We utilize the fair value method of accounting for stock-based compensation arrangements. Accordingly, the compensation cost of share-based awards exchanged for employee and director services is measured at the grant date based on the estimated fair value of the award, and is recognized as expense over the applicable service period.  We do not have, and have not had during the six month periods ended January 31, 2010 or 2009, any stock option awards with market or performance conditions.

Stock Options to Non-Employees

Charges for stock options granted to non-employees have been determined using the estimated fair value of the stock options issued, based on the Black-Scholes Option Pricing Model.  During the Second Quarter we recorded $500 in selling expense, $1,500 in general and administrative expense, and $3,600 in research and development expense; and during the three month period ended January 31, 2009 we recorded $702 in research and development expense.  During the Six Months, we recorded $11,000 in selling expense, $4,300 in general and administrative expense, and $7,700 in research and development expense; and during the six month period ended January 31, 2009 we recorded $5,700 in research and development expense.

Cash, Cash Equivalents, Short-term Investments and Liquidity

We consider all liquid investments with maturities of ninety days or less when purchased to be cash equivalents.  Our short-term investments have maturities of greater than ninety days from the date of purchase.  We classify securities as “available for sale” in accordance with authoritative guidance, and carry these investments at fair value with any unrealized gains and losses reported as a component of shareholders’ equity on the consolidated balance sheets and in the statements of shareholders’ equity.  At January 31, 2010 and July 31, 2009 we had no short-term investments.

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

We do not currently believe that our current cash resources are sufficient to meet our anticipated needs during the next twelve months and as a result, we expect that we will need to increase our liquidity and capital resources, by raising additional financing in future periods through the issuance of debt, equity, or convertible securities, entering into partnership, license, or other arrangements with third parties, reducing the exercise price of outstanding warrants, or through other means, any one of which could reduce the value to us, perhaps substantially, of our technology and its commercial potential.  Such financing, if any, could also lead to the dilution of our existing shareholders.  There can be no assurance that additional financing will be available, or if available, that such financing can be obtained on satisfactory terms.  Insufficient funds could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or unanticipated customer requirements, and further may require us to delay, scale back or eliminate some or all of our research and product development programs, license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, or to reduce or cease operations. If adequate funds are not available when needed, we may be required to significantly modify our business model to reduce spending to a sustainable level. Such modification of our business model could also result in an impairment of assets which cannot be determined at this time.

Comprehensive Income

We display comprehensive income or loss and its components as part of our consolidated financial statements.  Our comprehensive loss includes our net loss and certain changes in equity that are excluded from our net loss, including unrealized holding gains and losses on available for sale securities.  Such changes in shareholders’ equity are included in accumulated other comprehensive income or loss.  For the three month periods ended January 31, 2010 and 2009, our comprehensive loss was $1,766,200 and $2,205,900, respectively.  During the Second Quarter, we did not record unrealized gains on available for sale securities; whereas during the three month period ended January 31, 2009, we recorded unrealized gains on available for sale securities of $13,800.  For the Second Quarter, we did not record any realized gains on the sale of available for sale securities.  Realized gains on the sale of available for sale securities for the three month period ended January 31, 2009, which are included in our net loss for the period, were $3,100. During the Six Months, we did not record unrealized gains on available for sale securities; whereas during the six month period ended January 31, 2009, we recorded a reduction in unrealized gains on available for sale securities of $700.  For the Six Months, we did not record any realized gains on the sale of available for sale securities.  Realized gains on the sale of available for sale securities for the six month period ended January 31, 2009, which are included in our net loss for the period, were $38,788.

Net Loss Per Common Share

We compute basic loss per share by dividing the applicable net loss by the weighted average number of common shares outstanding during the respective period.  Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock equivalents, which include stock options, common stock warrants and unvested restricted stock; unless the effect is to reduce a loss or increase the income per common share from continuing operations.  As we incurred losses in the three and six month periods ended January 31, 2010 and 2009, we did not include common stock equivalent shares in the computation of net loss per share as the effect would have been anti-dilutive.  Therefore, both the basic and diluted loss per common share for the three and six month periods ended January 31, 2010 and 2009 are based on the weighted average number of shares of our common stock outstanding during the periods.  As of January 31, 2010, anti-dilutive instruments excluded from the computation of net loss per share were made up of 5,320,716 stock options, 2,229,906 warrants, and 65,100 shares of unvested restricted stock; a total of 7,615,722 potential common stock equivalents.

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

In June 2009, the FASB issued accounting guidance which establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification superseded all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. This guidance became effective for us as of our fiscal quarter ended October 31, 2009 (the “First Quarter”). The Codification does not change GAAP and did not impact our financial position or results of operations.

In August 2009, the FASB issued new authoritative guidance for the fair value measurement of liabilities when a quoted price in an active market is not available. The guidance became effective for us as of November 1, 2009; however it did not have a material impact on our consolidated financial statements.

In September 2009, the FASB issued authoritative guidance that provides additional guidance on using the net asset value per share, provided by an investee, when estimating the fair value of an alternate investment that does not have a readily determinable fair value, and enhances the disclosures concerning these investments. Examples of alternate investments that fall within the scope of this standard include investments in hedge funds and private equity, real estate, and venture capital partnerships. The guidance became effective for us as of November 1, 2009; however, we do not currently have any investments that fall within the scope of this new guidance, and it did not have a material impact on our consolidated financial statements or related disclosures.

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

In December 2009, the FASB issued authoritative guidance that changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The new guidance also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. The new guidance is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009 (our fiscal year ending July 31, 2011). We do not currently expect the implementation of this guidance to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued authoritative guidance that requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. The new guidance requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (our fiscal quarter ending April 30, 2010), except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010 (our fiscal quarter ending April 30, 2011). We do not currently expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2010, the FASB issued updated authoritative guidance regarding the reporting of subsequent events, removing the requirement for an issuer to disclose a date through which subsequent events have been evaluated.   The guidance was effective upon issuance in February 2010, and has been adopted herein.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

Note 3.  Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts.  Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances.  The allowance for doubtful accounts was zero at January 31, 2010 and July 31, 2009, respectively.

During the fiscal year ended July 31, 2008, we granted non-exclusive distribution and blending rights to a new distributor for the sale of SDC-based products in Colombia.  In addition, we granted non-exclusive distribution and blending rights to a second distributor, which was affiliated with the first distributor, for the sale of SDC-based products in Argentina, Venezuela, Panama and Costa Rica. The invoiced total for both distributors was $781,600.  The $781,600 receivable included $57,000 for amounts billed at cost to the distributors in August 2008 for parts shipped directly to them by one of our U.S. packaging suppliers.  Subsequent to this transaction, we have not sold any products to either of the two referenced distributors.

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

After fees and expenses, the net proceeds of the offering to us were $2,783,233, which is being used and will be used for working capital.

Note 5.  Other Equity and Common Stock Transactions

We paid no cash dividends during any of the periods presented, and have never paid cash dividends.

In August 2009, we entered into a one year agreement with two independent third party consultants who joined our Advisory Panel.  Each consultant was granted an option to purchase 25,000 shares of our common stock, with a two year term and vesting in bi-annual increments over one year.  The options, which have exercise prices of $1.85 and $1.79, were valued at $16,600 (based on the Black-Scholes Option Pricing Model, assuming no dividend yield, volatility of 99.87% and a risk free interest rate of 0.43%) and $14,800 (based on the Black-Scholes Option Pricing Model, assuming no dividend yield, volatility of 99.92% and a risk free interest rate of 0.42%), respectively.  The options will be revalued quarterly until fully vested, with any change in fair value expensed.

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

During the Second Quarter we received $85,000 from the exercise of employee stock options to purchase 170,000 shares of our common stock.  In addition, there were net exercises by a director and by two of our officers, on an aggregate of 800,000 common stock options, which resulted in the issuance of 542,660 shares of our common stock.  As these shares were net exercised, as permitted under the respective option plans, we did not receive any cash.

Additionally during the Second Quarter, we issued 10,000 shares of our common stock in exchange for consulting services valued at $16,600, and recorded $338,400 of expense for options issued to employees, officers and directors in prior periods.

At January 31, 2010 we had outstanding warrants to purchase 2,229,906 shares of our common stock with exercise prices ranging from $2.06 to $8.60. These warrants expire at various times between March 2011 and March 2015.  In June 2008, the FASB ratified authoritative guidance, which became effective for us as of August 1, 2009, providing a framework for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions, in order to determine whether the instrument should be classified as an equity instrument or a derivative instrument.  We performed an evaluation, at August 1, 2009 and October 31, 2009, of our equity-linked financial instruments subject to the guidance, including outstanding common stock warrants, and determined that they should be classified as equity within the consolidated balance sheets.  No additional warrants have been issued subsequent to October 31, 2009.

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

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award.  The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted subsequent to July 31, 2006 is based on the grant date fair value estimated using the Black-Scholes Option Pricing Model.  The following methodology and assumptions were used to calculate share based compensation for the six month periods ended January 31, 2010 and 2009:

	For the six month periods ended January 31,
	2010	2009
Expected price volatility	99.8% - 158.1%	97.7% - 128.7%
Risk-free interest rate	0.42% - 2.20%	0.25% - 2.00%
Expected rate of forfeiture	0.0%	0.0%
Expected dividend yield	0.0%	0.0%
Weighted average expected term	2.98 years	2.56 years

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

Following the guidance of Staff Accounting Bulletin No. 107 (“SAB 107”), we have been following the “Simplified Method” to determine the expected term of “Plain Vanilla” options issued to employees and directors.  All of our outstanding options granted to employees and directors are Plain Vanilla options.  Under the Simplified Method, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.  In SAB 107, the Staff stated that it would not expect a company to use the Simplified Method for share option grants after December 31, 2007, however on December 21, 2007 the SEC published Staff Accounting Bulletin No. 110 (“SAB 110”), which expressed the views of the Staff regarding the continued use of the Simplified Method in certain circumstances where a company is unable to rely on historical data.  We are unable to rely on our historical exercise data as there have been only a limited number of option exercises in recent periods; our common stock was traded until April 2008 on the illiquid Bulletin Board but our common stock is now listed on the NASDAQ Capital Market; we have had over recent years significant trading blackout periods for employees and directors; there has been minimal employee and director turnover; we have periodically changed the terms of employee stock option grants to amend the standard term of such grants; there are no comparable companies in terms of size, location and industry (particularly as we are developing a platform technology and operate in multiple industries); and we have had significant structural changes in our business including the sale of the Water Treatment Division and abandonment of our Triglycylboride technology, and expect to continue to change in the foreseeable future.  We are therefore, under the guidance of SAB 110, continuing to use the Simplified Method to determine the expected term of options issued to employees and directors, but will continually evaluate our historical data as a basis for determining the expected terms of such options.

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

The following table sets forth the share-based compensation expense recorded in our consolidated statements of operations for the three and six month periods ended January 31, 2010 and 2009 resulting from share-based compensation awarded to our employees, directors and third party service providers:

	Three Months Ended January 31, 2010	Three Months Ended January 31, 2009
Share-based compensation for employees and directors:
Selling expense	$12,300	$-
General and administrative expenses	348,800	64,000
Research and development	15,400	-
Total share-based compensation for employees and directors	376,500	64,000

Share-based compensation for third party service providers:
Selling expense	$500	$-
General and administrative expenses	18,100	34,000
Research and development	3,600	700
Total share-based compensation for third party service providers	22,200	34,700

Total share-based compensation expense	$398,700	$98,700

	Six Months Ended January 31, 2010	Six Months Ended January 31, 2009
Share-based compensation for employees and directors:
Selling expense	$32,000	$-
General and administrative expenses	544,300	121,400
Research and development	40,200	-
Total share-based compensation for employees and directors	616,500	121,400

Share-based compensation for third party service providers:
Selling expense	$11,000	$-
General and administrative expenses	20,900	58,600
Research and development	7,700	5,700
Total share-based compensation for third party service providers	39,600	64,300

Total share-based compensation expense	$656,100	$185,700

A summary of stock option activity is as follows:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($000’s)
Balance at July 31, 2009	6,175,216	$1.80	$3,836
Granted	50,000	$1.82
Exercised	-	-
Forfeited / Cancelled	(113,300)	$1.99
Balance at October 31, 2009	6,111,916	$1.79	$3,388
Granted	328,300	$1.60
Exercised	(712,660)	$0.52
Forfeited / Cancelled	(406,840)	$2.03
Balance at January 31, 2010	5,320,716	$1.93	$907

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.50 to $0.75	590,000	0.93	$0.53	590,000	0.93	$0.53
$0.80 to $1.20	711,666	0.86	$0.81	711,666	0.86	$0.81
$1.40 to $7.50	4,019,050	2.34	$2.34	2,967,900	1.73	$2.39
	5,320,716	1.99	$1.93	4,269,566	1.48	$1.87

Cash received from options and warrants exercised for the three month periods ended January 31, 2010 and 2009 was $85,000 and $729,100, respectively. The intrinsic value of all stock options exercised during the three month periods ended January 31, 2010 and 2009 was $612,000 and $1,331,557, respectively, and the weighted-average grant date fair value of stock options granted during the three month periods ended January 31, 2010 and 2009 was $1.32 and $2.16, respectively.

Cash received from options and warrants exercised for the six month periods ended January 31, 2010 and 2009 was $85,000 and $894,179, respectively. The intrinsic value of all stock options exercised during the six month periods ended January 31, 2010 and 2009 was $612,000 and $1,837,300, respectively, and the weighted-average grant date fair value of stock options granted during the six month periods ended January 31, 2010 and 2009 was $1.20 and $1.91, respectively.

As of January 31, 2010, there was $1,431,400 of unrecognized non-cash compensation cost related to unvested options, which will be recognized over a weighted average period of 3.1 years.

A summary of restricted stock activity is as follows:

Number of Shares
Unvested at July 31, 2009	86,800
Granted	-
Exercised	-
Forfeited / Cancelled	(21,700)
Unvested at October 31, 2009	65,100
Granted	-
Exercised	-
Forfeited / Cancelled	-
Unvested at January 31, 2010	65,100

During the three month periods ended January 31, 2010 and 2009, we recognized stock based compensation expense for restricted stock of $38,100 and zero respectively.  During the six month periods ended January 31, 2010 and 2009, we recognized stock based compensation expense for restricted stock of $65,600 and zero respectively.  As of January 31, 2010, there was $44,400 of unrecognized non-cash compensation cost related to unvested restricted shares, which will be recognized over a weighted average period of 0.28 years.

Note 7.   Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method.  Inventories at January 31, 2010 and July 31, 2009 consisted of:

	January 31, 2010	July 31, 2009
Raw Materials	$356,000	$194,700
Work in Progress	4,600	-
Finished Goods	212,500	227,000
	$573,100	$421,700

Included in our inventory of finished goods as of January 31, 2010 and July 31, 2009 are approximately 12,000 gallons of SDC concentrate that we purchased from an unrelated third party in a lien sale for $27,500.  This transaction had no material impact on our consolidated statements of operations for the Six Months, however it is expected to temporarily reduce our cost of goods sold per gallon of SDC concentrate sold in future periods.

Note 8.   Legal Settlement

Included in other income within the consolidated statements of operations for the three and six month periods ended January 31, 2010 is $110,000 received pursuant to the settlement of a warranty claim in a suit against a software vendor.

Note 9.  Business Segment and Sales Concentrations

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

To date, our customers have primarily been strategic partners who develop markets for, and distributors who sell, products containing our SDC technology.  During the Second Quarter, 89% of product sales were made to five such customers.  75% of product revenue for the Second Quarter was derived from sales made to U.S. domestic customers, and 25% was derived from sales made to international customers.  During the Six Months, 89% of product sales were made to five such customers. 58% of product revenue for the period was derived from sales made to U.S. domestic customers, and 42% was derived from sales made to international customers.  In some cases we have, or may have in future periods, distributors or strategic partners to whom we have granted rights to sell our technology in multiple countries. Generally, we do not require distributors to report to us the quantities of products that they sell in each country.  In such cases, we report revenues based on the country to which we first ship products.

During the Second Quarter, 32% of our product sales were of bulk Axen30 or finished packaged products containing Axen30, our ready to use product, and 68% of our sales were of bulk SDC concentrate.  During the same period of the prior year, 79% of our product sales were of bulk Axen30 or finished packaged products containing Axen30, and 21% of our sales were of bulk SDC concentrate.

During the Six Months, 59% of our product sales were of bulk Axen30 or finished packaged products containing Axen30, and 41% of our sales were of bulk SDC concentrate.  During the same period of the prior year, 88% of our product sales were of bulk Axen30 or finished packaged products containing Axen30, and 12% of our product sales were of bulk SDC concentrate.

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

We are expanding into markets that we believe have broad potential, by developing new, proprietary bioscience products based upon our patented silver ion antimicrobial technology. We are primarily developing antimicrobial products, initially based on our silver dihydrogen citrate technology, which we believe can provide novel, non-toxic solutions to numerous global health challenges and represent innovative advances in diverse markets. We believe that our technology is in a position to contribute significantly to today’s global trend toward industrial and consumer use of environmentally friendly products, while providing competitive advantages in efficacy and safety.

Technology

Our flagship bioscience technology is a patented, aqueous antimicrobial called silver dihydrogen citrate (“SDC”). A new molecular entity, SDC is an electrolytically generated source of stabilized ionic silver that can serve as the basis for a broad range of products in diverse markets. SDC liquid is colorless, odorless, non-caustic and formulates well with other compounds. As a platform technology, we believe that our SDC-based antimicrobial is distinguished from competitors in the marketplace because of its superior efficacy combined with reduced toxicity. We are producing pre-formulated, ready-to-use products for sale under our own brand names, ready-to-use products for private label distribution, and varying strengths of SDC concentrate as an additive or raw material for inclusion in other companies’ products, including as an active pharmaceutical ingredient. In addition to SDC, we have obtained patent protection for ionic silver-based molecular entities utilizing 14 organic acids other than citric acid, which we may attempt to commercialize in the future.

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

In October 2009, we announced that we had expanded our business strategy through an alliance with a Dallas-based sales and marketing organization, Richmont Sciences, LLC (“Richmont”).  Richmont will provide us with sales, marketing and branding services that will enable us to sell SDC-based antibacterial, antiviral and antifungal hard surface disinfectants directly to global retail, commercial and institutional customers.  On March 1, 2010, we announced the U.S. launch of our EPA-approved Axen30 hard surface disinfectant under our own label, IV-7 Ultimate Germ Defense™ (“IV-7”).  Richmont is now marketing IV-7 on our behalf, with initial emphasis on the institutional, janitorial and sanitation markets.  Richmont will also market, after regulatory approvals are obtained, our sanitizer for surfaces touched by food in restaurants, hotels, food processing plants, and other environments.  In  future periods, Richmont may also sell, on our behalf, SDC concentrate as an active ingredient and as a preservative.  We currently anticipate that all products sold via our Richmont relationship will be marketed under the IV-7 brand name.  We expect to recognize the revenues for products sold under the agreement, and to pay marketing fees to Richmont based upon those revenues.

We will also continue to sell products through our existing distributors.  We have entered into distribution agreements with multiple distributors in the United States to market our EPA-approved Axen30 hard surface disinfectant under their own labels, and a number of such products have recently been launched.   We also have a strategic agreement with BASF, whereby we have granted BASF the right to resell our SDC concentrate within the global personal care, household and institutional markets; currently on a non-exclusive basis.

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

In future periods, we expect our revenues to continue to fluctuate, however we are not currently able to accurately predict such revenues.  We expect to commence sales of hard surface disinfectant products under our IV-7 brand during the current fiscal year.  The commencement of sales of additional products, such as our sanitizer for surfaces touched by food, and products sold by our distributors and strategic partners, are, or may be, dependent on approvals from U.S. or overseas regulatory agencies.

Cost of Revenues and Operating Expenses

Costs of Revenue.   Costs of product revenue include materials consumed, manufacturing overheads, shipping costs, salaries, benefits and related expenses of operations.  In addition, included in our inventory of finished goods as of January 31, 2010 are approximately 12,000 gallons of SDC concentrate that we purchased from an unrelated third party in a lien sale.  This transaction did not have a material impact on our consolidated statements of operations for the three month period ended January 31, 2010 (the “Second Quarter”), or the six month period ended January 31, 2010 (the “Six Months”), however it is expected to temporarily reduce our cost of goods sold per gallon of SDC concentrate sold in future periods.

Gross profit on product sales represents net revenue less the costs of revenue. Gross profit percentage is highly dependent on product mix, pricing, contractual agreements, material costs, overhead allocations and other factors.  We do not believe that historical gross profit margins on product sales are a reliable indicator of future gross profit margins.

Selling and Marketing.   Selling and marketing expenses consist primarily of salaries and benefits, and amounts paid to third party providers for marketing, sales, public relations and advertising, along with promotional and trade show costs and travel expenses. Sales and marketing expenses also include share-based compensation expense allocable to employees and third party advisors performing services related to sales and marketing.

General and Administrative.   General and administrative expenses include employee salaries and benefits, and amounts paid to third party providers for finance and accounting, legal activities, insurance, information technology, and other administrative activities.  General and administrative expenses also include share-based compensation expense allocable to employees and third party advisors performing general and administrative services.

Research and Development.   Research and development costs include in-house research costs, expenditures for third party testing, patent amortization, outside legal costs for maintaining issued patents, and product registration expenditures. We do not currently expect our research and development expense to grow significantly in future periods, however if opportunities arise, particularly in the development and testing of new formulations, we will evaluate the need for additional research expenditures based on potential market sizes and our estimation of the likelihood of our technology achieving successful results.  Research and development expenses include share-based compensation expense allocable to employees and third party advisors performing services related to research and development.

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

Results of Operations for the Three Months Ended January 31, 2010 vs. Three Months Ended January 31, 2009

Revenue and Gross Margin

For the Second Quarter, product revenues of $327,000 increased by $292,200 compared with comparable revenues of $34,800 in the same period of the prior year.  Approximately $200,000 of the increase is derived from new customers to whom we commenced shipping product subsequent to January 31, 2009.  To date, our customers have been strategic partners who develop markets for, and distributors who sell, products containing our SDC technology.  During the Second Quarter, 89% of product sales were made to five customers.

75% of product revenue for the Second Quarter was derived from sales made to U.S. domestic customers, and 25% was derived from sales made to an international distributor in Taiwan, for further distribution and sale by our distributor to several Asian countries.  32% of our product sales for the Second Quarter were of bulk Axen30 or finished packaged products containing Axen30, our ready to use product, and 68% of our sales were of bulk SDC concentrate.

Gross profit on product sales for the Second Quarter was $214,100, compared with comparable gross profit of $23,900 in the same period of the prior fiscal year.  The gross margin percentage for the Second Quarter was 65%, compared with 69% in the comparable period of the prior fiscal year.

In the three month period ended January 31, 2009 we recorded $250,000 of licensing revenue related to a non-refundable fee received subject to an agreement whereby we allowed a third party a limited time period to exclusively evaluate our SDC technology.  No licensing revenue was recorded during the Second Quarter.

Operating Costs

Operating costs declined by $399,300, or 16%, from $2,498,300 in the three month period ended January 31, 2009, to $2,099,000 in the Second Quarter.  Within these aggregate operating costs, selling expense increased $40,900 in the Second Quarter compared with the same period in the prior fiscal year, primarily due to additional payroll, payroll related expense, and stock option expense.

General and administrative expense declined by $438,000, from $1,858,300 in the three month period ended January 31, 2009, to $1,420,300 in the Second Quarter.  Included in general and administrative expense for the prior year period was $781,600 of bad debt expense, whereas we did not record any bad debt expense in the Second Quarter.  Additionally, over the same period, legal fees declined by $133,100.  These reductions in expense in the Second Quarter were partially offset by increases of $286,200 in stock option and restricted stock expense, and $111,300 in payroll and related expense in the Second Quarter, compared with the three months ended January 31, 2009.  The increase in stock option and restricted stock expense relates to stock option grants made to both new and existing non-officer employees, and to a change in practice for officer and director grants.  In May 2009 we granted option and restricted stock awards to officers and directors which are subject to vesting provisions, whereas prior practice had been for such awards to vest immediately.  Awards with vesting provisions are expensed over the vesting period, rather than on their date of grant.

Research and development costs of $451,800, including in-house costs, patent amortization, outside legal costs for maintaining approved patents, and product registration expenditures, were primarily unchanged in the Second Quarter compared with the three months ended January 31, 2009, as increased payroll and related expense was offset by reduced patent registration expense.  We do not currently expect our research and development expense to grow significantly in future periods; however, if opportunities arise, particularly in the development and testing of new formulations, we will evaluate the need for additional research expenditures based on potential market sizes and our estimation of the likelihood of our technology achieving successful results.

Our loss from operations before taxes declined by $339,400, from a loss of $2,224,300 for the three months ended January 31, 2009 to a loss of $1,884,900 for the Second Quarter.

Other Income

Other income increased by $114,100 in the Second Quarter compared to the same period of the prior fiscal year, due primarily to the receipt of $110,000 from a legal settlement during the Second Quarter.

Net Loss

Our net loss after taxes declined by $453,600, from a net loss of $2,219,800 or $0.07 per share for the three months ended January 31, 2009 to a net loss of $1,766,200 or $0.05 per share for the Second Quarter.

Results of Operations for the Six Months Ended January 31, 2010 vs. Six Months Ended January 31, 2009

Revenue and Gross Margin

For the Six Months, product revenues of $548,900 increased by $403,500 compared with comparable revenues of $145,400 in the same period of the prior year.  Approximately $360,000 of the increase is derived from new customers to whom we commenced shipping product subsequent to January 31, 2009.  To date, our customers have been strategic partners who develop markets for, and distributors who sell, products containing our SDC technology.  During the Six Months, 89% of product sales were made to five customers.

58% of product revenue for the Six Months was derived from sales made to U.S. domestic customers, and 42% was derived from sales made to an international distributor in Taiwan, for further distribution and sale by our distributor to several Asian countries.  59% of our product sales for the Six Months were of bulk Axen30 or finished packaged products containing Axen30, and 41% of our sales were of bulk SDC concentrate.  In the same period of the prior year, all revenue from product sales was derived from sales made to U.S. domestic customers, of which 88% were of bulk Axen30 or finished packaged products containing Axen30, and 12% of such sales were of bulk SDC concentrate.

Gross profit on product sales for the Six Months was $355,800, compared with comparable gross profit of $74,700 in the same period of the prior fiscal year.  The gross margin percentage for the Six Months was 65%, compared with 51% in the comparable period of the prior fiscal year, due primarily to the higher proportion of concentrate sold during the Six Months.  We generally sell concentrate at higher margins than our other products.

During the six month period ended January 31, 2009 we recorded $250,000 of licensing revenue related to a non-refundable fee received subject to an agreement whereby we allowed a third party a limited time period to exclusively evaluate our SDC technology.  No licensing revenue was recorded during the Six Months.

Operating Costs

Operating costs declined by $237,500, or 6%, from $4,198,900 in the six month period ended January 31, 2009, to $3,961,400 in the Six Months.  Within these aggregate operating costs, selling expense increased by $109,600 in the Six Months compared with the same period in the prior fiscal year, due primarily to increases in stock option, payroll, and public relations expense.

General and administrative expense declined by $515,900, from $3,120,800 in the six month period ended January 31, 2009, to $2,604,900 in the Six Months.  Included in general and administrative expense for the prior year period was $781,600 of bad debt expense, whereas we did not record any bad debt expense in the Six Months. Additionally, legal fees accounted for a decline of $236,000 over the same period.  These reductions in expense were partially offset by an increase of $427,200 in stock option and restricted stock expense, related to stock option grants made to both new and existing non-officer employees, and to a change in practice for officer and director grants.  In May 2009 we granted option and restricted stock awards to officers and directors which are subject to vesting provisions, whereas prior practice had been for such awards to vest immediately.  Awards with vesting provisions are expensed over the vesting period, rather than on their date of grant.  Research and development costs, including in-house costs, patent amortization, outside legal costs for maintaining approved patents, and product registration expenditures, increased by $168,700, from $741,000 in the six month period ended January 31, 2009 to $909,700 in the Six Months.  The increase is primarily related to the cost of third party testing, and in higher payroll, payroll related expense, and stock option expense, due to new hires for research and product development activities.

Our loss from operations before taxes declined by $268,600, from a loss of $3,874,100 for the six month period ended January 31, 2009 to a loss of $3,605,500 for the Six Months.

Other Income

Other income increased by $79,100 in the Six Months compared to the same period of the prior fiscal year, due primarily to the receipt of $110,000 from a legal settlement during the most recent quarterly period, partially offset by gains on the sale of U.S. Treasury Bills in the six months ended January 31, 2009.

Net Loss

Our net loss after taxes declined by $347,700, from a net loss of $3,825,100 or $0.13 per share for the six months ended January 31, 2009 to a net loss of $3,477,400 or $0.10 per share for the Six Months.

Liquidity and Capital Resources

From inception through the present, we have financed our operations primarily through sales of our equity securities, through lines of credit and the issuance of debentures, and in May 2005 by the sale of our Water Treatment Division.

At January 31, 2010, we had cash and cash equivalents of $4,004,800.  Net cash used in operations, and for investments in both intangible and fixed assets, was $3,077,200 in the Six Months, $6,107,400 in Fiscal 2009, and $4,829,600 in Fiscal 2008.  Our future capital needs and our future profits, if any, are uncertain, and will depend on many factors including, among others, the acceptance of, and demand for, our products; our success and the success of our partners and distributors in selling our products; our success and the success of our partners in obtaining regulatory approvals to sell our products; the costs of further developing our existing, and developing new, products or technologies; the extent to which we invest in new technology and product development; and the costs associated with the continued operation, and any future growth, of our business.  We do not currently believe that our current cash resources are sufficient to meet our anticipated needs during the next twelve months and as a result, we expect that we will need to increase our liquidity and capital resources, by raising additional financing in future periods through the issuance of debt, equity, or convertible securities, entering into partnership, license, or other arrangements with third parties, reducing the exercise price of outstanding warrants, or through other means, any one of which could reduce the value to us, perhaps substantially, of our technology and its commercial potential.  Such financing, if any, could also lead to the dilution of our existing shareholders.  There can be no assurance that additional financing will be available, or if available, that such financing can be obtained on satisfactory terms.   Insufficient funds could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or unanticipated customer requirements, and further may require us to delay, scale back or eliminate some or all of our research and product development programs, license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, or to reduce or cease operations. If adequate funds are not available when needed, we may be required to significantly modify our business model to reduce spending to a sustainable level. Such modification of our business model could also result in an impairment of assets which cannot be determined at this time.

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

At January 31, 2010, we had no short-term investments and no long-term debt.  Total current assets at January 31, 2010 were $4,870,100, an increase of $22,300 from July 31, 2009.

Cash used in operating activities for the Six Months was $2,816,300, compared with $3,352,100 for the same six month period of the prior fiscal year.  The decline in operating cash expenditures, of $535,800, is primarily due to increased collections, reduced general and administrative spending and the receipt of $110,000 from a legal settlement during the most recent six month period.

During the Six Months, cash used in investing activities was $260,900, consisting of investments in patents of $68,200 and purchases of property, plant and equipment of $192,700.  At January 31, 2010 the net value of our capitalized patents and our property, plant and equipment was $1,924,000 and $909,800, respectively.  In the six month period ended January 31, 2009, cash provided by investing activities was $952,900.  Investments in patents of $39,700 and purchases of property, plant and equipment of $66,600 were offset by a net amount (cash sales less cash purchases) of $1,059,200 provided by short-term investments.

During the Six Months, cash provided by financing activities was $2,868,200, $2,783,200 of which was derived from the net proceeds of our September 2009 registered direct offering, and $85,000 of which was provided by proceeds from exercise of common stock options.  In the prior year period, cash provided by financing activities was $894,200, all of which came from the exercise of stock options and warrants.

At January 31, 2010, we had total liabilities of $590,500, an increase of $7,900 from July 31, 2009.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk at January 31, 2010 is related to our investment portfolio which consists largely of debt instruments and other securities of high quality corporate issuers and the U.S. government and its agencies.  From time to time our investments may be exposed to market risk related to changes in interest rates.  Our current investment policy is to maintain an investment portfolio consisting only of diversified institutional money market mutual funds investing in  A-1 (S&P) or Prime-1 (Moody’s); U.S. Treasury Securities, or United States Government obligations issued by or backed by a federal agency of the United States Government.  We do not enter into investments for trading or speculative purposes, and our cash is deposited in, and invested through, highly rated financial institutions in the United States.  While our available for sale securities are subject to interest rate risk and would fall in value if market interest rates increased, we estimate that the fair value of our investment portfolio would not decline by a material amount in the event of an increase in market interest rates.  We therefore would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

We have operated mainly in the United States, and the majority of our sales since inception have been made in U.S. dollars. Further, all of our sales to international markets have been to independent parties in transactions denominated in U.S. dollars.  Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

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

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer/Principal Accounting Officer, of the effectiveness of the design and operation of all of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of January 31, 2010.

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

We have a history of losses, and we may not achieve or maintain profitability

We had a loss of $3,477,400 after taxes for the Six Months, a loss of $7,067,300 after taxes for Fiscal 2009, and a loss of $6,540,300 after taxes for Fiscal 2008.  As of January 31, 2010, we had an accumulated deficit of approximately $42.0 million. We expect to continue to have losses in future periods.  If the penetration into the marketplace of SDC takes longer than anticipated or is otherwise unsuccessful, revenue growth is slower than anticipated or operating expenses exceed expectations, it may take an unforeseen period of time to achieve or sustain profitability and we may never achieve or sustain profitability.  Slower than anticipated revenue growth could force us to reduce research, testing, development and marketing of our technology and/or force us to reduce the size and scope of our operations, or cease operations altogether.

We do not yet have, and we may never have, significant cash inflows from product sales or from other sources of revenue to offset our ongoing and planned investments in corporate infrastructure, research and development projects, regulatory submissions, business development activities, and sales and marketing, among other investments.  These investments may not be successful.  In addition, some of these investments cannot be postponed and we may be contractually or legally obligated to make them.  In future periods we expect to need to seek additional capital through the issuance of debt, equity, convertible securities or through other means, any one of which could reduce the value, perhaps substantially, of our outstanding common stock.  We currently have no long-term debt, however the issuance of debt, equity, convertible securities, or other financial instruments in future periods, if any, could lead to the dilution of our existing shareholders.  There is no guarantee that we would be able to obtain capital on terms acceptable to us, or at all.  Insufficient funds could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or unanticipated customer requirements, and further may require us to delay, reduce or eliminate some or all of our research and product development programs, license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, sell some or all of our intellectual property, to reduce operations, or to cease operations altogether.

The risks associated with our business may be more acute during periods of economic slowdown or recession.  In addition to other consequences, these periods may be accompanied by decreased consumer and institutional spending generally, as well as decreased demand for, or additional downward pricing pressure on, our products.  Accordingly, any prolonged economic slowdown or a lengthy or severe recession with respect to either the U.S. or the global economy is likely to have a material adverse effect on our results of operations, financial condition and business prospects.  As a result, given the recent deterioration in the U.S. and global economies, as well as the decreasing purchasing power of consumers and institutions, we expect that our business will continue to be adversely affected for so long as, and to the extent that, such adverse economic conditions exist.

If our efforts to achieve and maintain market acceptance of our core SDC technology are not successful, or we fail to obtain necessary governmental approvals, we are unlikely to attain profitability

We have invested most of our time and financial resources in recent periods in the development and commercialization of our core SDC technology.  We expect that sales of SDC concentrate and SDC-based products will constitute a substantial portion, or all, of our revenues in future periods.  Any material decrease in the level of sales or expected sales of, or the prices for, SDC, whether as a result of competition, change in customer demand, or any other factor, would have a materially adverse effect on our business, financial condition and results of operations.

We are marketing SDC and SDC-based products to industrial and consumer markets.  These products have not yet been accepted into the marketplace, and may never be accepted.  In addition, even if our products achieve market acceptance, we may not be able to maintain product sales or other forms of revenue over time if new products or technologies are introduced that are more favorably received than our products, are more cost-effective or otherwise render our products less attractive or obsolete.  Other risks involved in introducing these new products include liability for product effectiveness and safety, and competition from existing or emerging sources.  Additionally, government regulation in the U.S. and in other countries is a significant factor in the development, manufacturing and marketing of many of our products and in our ongoing research and development activities. We believe that all products derived from SDC, or products that may be derived from SDC in future periods, require or will require approval by government agencies prior to marketing or sale in the U.S. or overseas.  Complying with applicable government regulations and obtaining necessary clearances or approvals can be time consuming and expensive, and there can be no assurance that regulatory review will not involve delays or other actions adversely affecting the marketing and sale of our products.  For example, regulatory review of SDC by the EPA has historically been time consuming and expensive, due in part, we believe, to the novel nature of our technology.  While we cannot accurately predict the outcome of such regulatory processes, we expect the review process to remain time consuming and expensive as we, or our partners, apply for approval to market new formulations or to make additional claims.  We also cannot predict the extent or impact of future legislation or regulation in the U.S. or overseas.

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

If we are not able to manage our anticipated growth effectively, we may not become profitable

If our efforts to achieve and maintain market acceptance of our SDC technology are successful, we will need to expand our business operations, and will also be required to address potential new market opportunities for SDC.  There can be no assurance that our infrastructure will be sufficiently scalable to manage any future growth, or that we will have sufficient resources to do so.  There also can be no assurance that if we continue to invest in additional infrastructure, we will be effective in expanding our operations or that our systems, procedures or controls will be adequate to support such expansion. In addition, we will need to provide additional sales and support services to our partners if we achieve our anticipated growth with respect to the sale of our SDC technology for various applications.  Failure to properly manage an increase in customer demands could result in a material adverse effect on customer satisfaction, our ability to meet our contractual obligations, and on our operating results.

The industries in which we operate are heavily regulated and we may be unable to compete effectively

We are a bioscience company focused on the marketing and continued development of our electrolytically generated stabilized ionic silver technology, including our flagship SDC antimicrobial.  The risks, regulatory hurdles and costs of doing business in our target markets are high. Our SDC is a platform technology rather than a single use applied technology. As such, products developed from the platform fall under the jurisdiction of multiple U.S. and international regulatory agencies. We currently have U.S. EPA registration for our 2400-parts per million (ppm) technical grade SDC concentrate (trade name Axenohl), as well as for our Axen and Axen30 hard surface disinfectant products.  In addition, in August 2009 we obtained Federal EPA registration for an SDC-based sanitizer for food contact surfaces.  In addition to the Federal EPA, each of the 50 United States has its own government agencies that regulate the sale or shipment of our products into their state. Prior to distributing a product into any of these states, a registration from the state is required.  There can be no guarantee that a particular state, or any state, will continue to allow the sale of SDC-based products, or for new applications of our products, in future periods.

We intend to fund and manage additional EPA-regulated product development internally, in conjunction with our regulatory consultants and by partnering with other third parties.  We have also partnered, or intend to partner, with third parties who are seeking, or intend to seek, approvals to market SDC-based products in markets outside the U.S.  However, the introduction of additional regulated antimicrobial products in the U.S. or in markets outside the U.S. could take several years, or may never be achieved.  Existing state, federal or international approvals may not be maintained.  Additionally, doing business internationally carries a great deal of risk with regard to foreign government regulation, banking, currency fluctuation, and many other factors.

We are subject to intense competition

Our SDC-based products compete in highly competitive markets dominated by extremely large, well financed domestically and internationally recognized chemical and pharmaceutical companies. Many of our competitors have greater financial resources than we do in all areas of our business, including sales, marketing, branding and product development, and we expect to face additional competition from these competitors in the future.  Many of our competitors already have well established brands and distribution.  Competition by existing chemical and pharmaceutical manufacturers and distributors could substantially limit or eliminate our potential market share and ability to profit from our products and technologies.  Our ability to compete will depend upon our ability, and the ability of our distributors and other partners, to develop brand recognition and novel distribution methods, and to displace existing, established and future products in our relevant target markets.  We, or our distributors and partners, may not be successful and/or diligent in doing so.

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

We are subject to substantial regulation related to quality standards applicable to our manufacturing and quality processes and our failure to comply with applicable quality standards could have an adverse effect on our business, financial condition, or results of operations

The EPA regulates the registration, manufacturing, and sales and marketing of many of our products, and those of our distributors and partners, in the United States.  Significant government regulation also exists in overseas markets.  Compliance with applicable regulatory requirements is subject to continual review and is monitored through periodic inspections and other review and reporting mechanisms.

Failure by us or our partners to comply with current or future governmental regulations and quality assurance guidelines could lead to temporary manufacturing shutdowns, product recalls or related field actions, product shortages or delays in product manufacturing. Efficacy or safety concerns and/or manufacturing quality issues with respect to our products or those of our partners could lead to product recalls, fines, withdrawal of approvals, declining sales, and/or our failure to successfully commercialize SDC or otherwise achieve revenue growth.

In addition, the FDA and comparable agencies in many foreign countries impose substantial limitations on the introduction of new products through costly and time-consuming laboratory and clinical testing and other procedures.  The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain.  There is no guarantee that we, or our partners, will be able to obtain the resources necessary to further develop our technology or obtain regulatory approvals, or that the products will be successful in meeting the strict criteria imposed by the FDA.  It may be several years before we, or any third party to whom we grant rights to use our silver ion technologies, are able to introduce any FDA regulated antimicrobial pharmaceutical products containing our technology.

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

If we are unable to successfully develop or commercialize new applications of our SDC technology, our operating results will suffer

In addition to its use on inanimate surfaces, we believe that our SDC technology also shows promise as a broad-spectrum antimicrobial for use in human and veterinary healthcare products.  We plan to pursue additional EPA, FDA and other required regulatory approvals for other applications. We have entered into agreements with FTA Therapeutics (“FTA”) for the development and commercialization of certain FDA regulated SDC-based products.  However, we do not exercise any control over FTA.  FTA’s resources are limited and progress to date on all indications has been slow.  Any products developed may never achieve regulatory approval and may never be commercialized.  If they are commercialized, we may not receive a share of future revenues that provides an adequate return on our historical or future investment.

Our ability to generate increased revenue depends in part upon the ability and willingness of our current and potential strategic partners to increase awareness of our technology and its applications to their customers, and to provide implementation services. If our strategic partners fail to increase awareness of our technology for any reason, or to assist us in getting access to decision-makers, then we may need to increase our marketing expenses, change our marketing strategy or enter into marketing relationships with different parties, any of which could impair our ability to generate increased revenue or to generate profits from our technology.

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

•	we may not increase our sales to our existing customers and expand our customer base;

•	we may not succeed in maintaining or expanding our current sales and in penetrating other markets and applications of our SDC technology;

•	we or our partners and/or distributors may not establish and maintain effective marketing programs and create product awareness or brand identity;

•	our partners’ and/or distributors’ goals and objectives may not be consistent with our own;

•	we may not attract and retain key business development, technical and management personnel;

•	we may not succeed in locating strategic partners and licensees of our technology;

•	we may not effectively manage our anticipated growth; and

•	we may not be able to adequately protect our intellectual property.

In addition, because of our limited operating history and the early stage of market development for our SDC technology, we have limited insight into trends that may emerge and affect our business.  Forecasting future revenues is difficult, especially since our technology is novel, and market acceptance of our products could change rapidly.  In addition, our customer base is highly concentrated.  Fluctuations in the buying patterns of our current or potential customers could significantly affect the level of our sales on a period to period basis.  As a result, our financial results could fluctuate to an extent that may not meet market expectations and that also may adversely affect our stock price.  There are a number of other factors that could cause our financial results to fluctuate unexpectedly, including product sales, the mix of product sales, the cost of product sales, our ability for any reason to be able to meet demand, the achievement and timing of research and development and regulatory milestones, changes in expenses including non-cash expenses such as the fair value of stock options granted, and manufacturing or supply issues, among other issues.

We have no product distribution experience and we expect to rely on third parties who may not successfully sell our products

We have no product distribution experience and currently rely and plan to rely primarily on product distribution arrangements and/or sales and marketing services provided by third parties.  We have licensed or plan to license our technology to certain third parties for commercialization of multiple applications.  We expect to enter into additional distribution agreements and licensing agreements in the future, and we may not be able to enter into these additional agreements on terms that are favorable to us, if at all. In addition, we may have limited or no control over the distribution activities of these third parties. These third parties could sell competing products and/or may devote insufficient sales efforts to our products. As a result, our future revenues from sales of our products, if any, will depend on the success of the efforts of these third parties.

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

If we are unable to obtain, maintain or defend patent and other intellectual property ownership rights relating to our technology, we or our collaborators and distributors may not be able to develop and market products based on our technology, which would have a material adverse impact on our results of operations

We rely and expect in the future to rely on a combination of patent, trademark, trade secret and copyright protections, and contractual restrictions, to protect the proprietary aspects of our technology and business. These legal protections afford only limited protection for our intellectual property and trade secrets. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our proprietary technology or otherwise obtain and use information that we regard as proprietary.  As a result, we cannot assure you that our means of protecting our proprietary rights will be adequate, and the infringement of such rights could have a material negative impact on our business and on our results of operations.

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

Litigation or the actions of regulatory authorities may harm our business or otherwise distract our management

Substantial, complex or extended litigation could cause us to incur major expenditures and would distract our management. For example, lawsuits by employees, former employees, shareholders, partners, customers, or others, or actions taken by regulatory authorities, could be very costly and substantially disrupt our business.  Such lawsuits or actions could from time to time be filed against us and/or or our executive officers and directors.  Such lawsuits and actions are not uncommon, and we cannot assure you that we will always be able to resolve such disputes or actions on terms favorable to us, or that there will be sufficient capital resources available to defend such actions.

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

We are dependent on our management team, and the loss of any key member of this team may prevent us from achieving our business plan in a timely manner

Our success depends largely upon the continued services of our executive officers and other key personnel. Our executive officers and key personnel could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on our executive officers or other employees, other than Michael L. Krall, our President and Chief Executive Officer.  The policy we have on Mr. Krall would likely not provide a benefit sufficient to offset the financial losses resulting from the loss of Mr. Krall’s future services.  The loss of one or more of our executive officers or key employees could seriously harm our business, results of operations, financial condition, and/or the market price of our common stock. We cannot assure you that in such an event we would be able to recruit qualified personnel able to replace these individuals in a timely manner, or at all, on terms acceptable to either us or any qualified candidates.

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

The price of our common stock may be volatile, which may cause investment losses for our shareholders

Since our initial public offering in August 1996, the price and trading volume of our common stock have been highly volatile. The price has ranged from below $1 per share to over $8 per share, and the monthly trading volume has varied from under 200,000 shares to over 7.8 million shares.  During the twelve months prior to March 10, 2010, the closing price of our common stock on any given day has ranged from $1.38 to $2.19 per share, and the monthly trading volume has varied from approximately 1.2 million shares to approximately 5.4 million shares. In the future, the market price of our common stock may be volatile and could fluctuate substantially due to many factors, including:

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

Our future capital needs are uncertain, and we currently expect that we will need additional funds in the future which may not be available on acceptable terms or at all

Our capital requirements will depend on many factors, including, among other factors:

•	acceptance of, and demand for, our products;

•	the success of our strategic partners in developing and selling products derived from our technology;

•	the costs of further developing our existing, and developing new, products or technologies;

•	the extent to which we invest in new technology, testing and product development;

•	the number and timing of acquisitions and other strategic transactions, if any; and

•	the costs associated with the continued operation, and any future growth, of our business.

We do not currently believe that our current cash resources are sufficient to meet our anticipated needs during the next twelve months and as a result, we expect that we will need to increase our liquidity and capital resources, by raising additional financing in future periods through the issuance of debt, equity, or convertible securities, entering into partnership, license, or other arrangements with third parties, reducing the exercise price of outstanding warrants, or through other means, any one of which could reduce the value to us, perhaps substantially, of our technology and its commercial potential.  Such funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing shareholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing shareholders.  If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization. If we cannot raise funds on acceptable terms, we may need to scale back our expenditures through reductions in our workforce and operations, and we may not be able to develop or enhance our technologies and/or products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated consumer requirements.

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

If outstanding options and warrants to purchase shares of our common stock are exercised, or if other remaining authorized shares of our common stock are issued, the interests of our shareholders could be diluted

We have 7,615,722 shares of common stock reserved for issuance, which includes shares under equity compensation plans, vested and unvested options, warrants, and unvested restricted stock.  The outstanding stock options and warrants have a weighted-average exercise price of approximately $2.45.  In addition, 7,535,470 authorized shares of our common stock remain available for future issuance under equity compensation plans or otherwise.  The exercise of options and warrants, and the sale of shares underlying such options or warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares.  Investors may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under our stock option plans, and options and warrants yet to be granted or issued.

We may not be able to utilize all of, or any of, our tax net operating loss carry-forwards and our future after-tax earnings, if any, could be reduced

At January 31, 2010, we had federal and California tax net operating loss carry-forwards of approximately $50 million and $40 million, respectively.  Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code as well as similar state provisions. These ownership changes may limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since the Company’s formation, we have raised capital through the issuance of capital stock on several occasions (both before and after our initial public offering in 1996) which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition.  While we believe that the Company has not experienced an ownership change, the pertinent tax rules related thereto are complex and subject to varying interpretations, and thus complete assurance cannot be provided that the taxing authorities would not take an alternative position.

In addition, our federal tax loss carry-forwards began expiring in the current fiscal year, and will completely expire in the fiscal year ending July 31, 2028.  Between July 31, 2010 and July 31, 2012, $3,323,800 of our federal net operating loss carry-forwards will expire, and the balance of our current federal net operating loss carry-forwards will expire between July 31, 2018 and July 31, 2028.  Our California tax loss carry-forwards will begin to expire in the year ending July 31, 2014, and will completely expire in the fiscal year ending July 31, 2029.   If we are unable to earn sufficient profits to utilize the carry-forwards by these dates, they will no longer be available to offset future profits, if any.

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

 Item 5.  Other Information

On January 20, 2010 our Annual Meeting of Shareholders was held in San Diego, California.   Matters on which our shareholders voted were:

(1)
To elect six (6) directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, resignation or removal.  The voting results were as follows:

Total Shares Voted:	8,366,875
Broker Non-Votes	20,922,242

	Total Votes for Each Director	Total Votes Withheld from Each Director
Gregory H. Barnhill	4,998,337	3,368,538
Dennis Brovarone	3,699,384	4,667,491
John J Carbone, MD	4,814,686	3,552,189
Michael L. Krall	4,444,627	3,922,248
Paul V. Maier	4,721,426	3,645,449
Donna Singer	4,371,019	3,995,856

(2)	To ratify the appointment of Mayer Hoffman McCann P.C. as PURE Bioscience’s independent registered public accounting firm for the fiscal year ending July 31, 2010. The voting results were as follows:

For	Against	Abstained	Broker Non-Votes
24,839,873	3,720,731	728,513	None

Item 6. Exhibits

A.   Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

31.1	-- Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	-- Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	-- Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	-- Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

Signatures
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE Bioscience

By:	/s/ Michael L. Krall
Michael L. Krall President / Chief Executive Officer (Principal Executive Officer) March 11, 2010

By:	/s/ Andrew J. Buckland
Andrew J. Buckland Chief Financial Officer (Principal Financial Officer) March 11, 2010