Form 10-Q
period 2010-04-30
PURE BIOSCIENCE
filed 2010-06-09
CIK 1006028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2010

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
Yes ☐ No ☒

As of June 7, 2010, there were 35,303,251 shares of the registrant’s common stock, no par value, outstanding.

PURE Bioscience
FORM 10-Q
for the Quarterly Period Ended April 30, 2010

TABLE OF CONTENTS

PART 1 — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

Consolidated Balance Sheets as of April 30, 2010 (unaudited) and July 31, 2009
Consolidated Statements of Operations for the three and nine months ended April 30, 2010 and 2009 (unaudited)
Consolidated Statements of Cash Flows for the nine months ended April 30, 2010 and 2009 (unaudited)
Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 4	(Removed and Reserved)

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

PURE Bioscience
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	April 30,	July 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$3,284,104	$4,213,744
Accounts receivable, net of allowance for doubtful accounts
of $0 at April 30, 2010 and $0 at July 31, 2009	380,173	143,031
Inventories, net	497,300	421,655
Prepaid expenses	177,557	69,317

Total current assets	4,339,134	4,847,747

Property, plant and equipment, net	861,691	856,504

Patents	1,899,143	1,944,701

Total assets	$7,099,968	$7,648,952

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$451,171	$368,418
Accrued liabilities	287,009	192,348
Customer deposits	9,400	-
Taxes payable	-	2,400

Total current liabilities	747,580	563,166

Deferred rent	17,599	19,351

Total liabilities	765,179	582,517

Stockholders' Equity
Preferred Stock, no par value:
5,000,000 shares authorized, no shares issued	-	-
Class A common stock, no par value:
50,000,000 shares authorized
35,129,665 issued and outstanding at April 30, 2010, and
32,307,966 issued and outstanding at July 31, 2009	41,200,542	38,498,904
Additional Paid-In Capital	5,643,501	4,566,024
Warrants:
1,999,049 issued and outstanding at April 30, 2010, and
1,411,725 issued and outstanding at July 31,2009	3,078,246	2,501,682
Accumulated deficit	(43,587,500)	(38,500,175)

Total stockholders' equity	6,334,789	7,066,435

Total liabilities and stockholders' equity	$7,099,968	$7,648,952

The accompanying notes are an integral part of the consolidated financial statements

PURE Bioscience
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
REVENUES FROM PRODUCT SALES

Net revenues	$1,112,343	$275,287	$563,491	$129,905
Cost of sales	414,843	131,225	221,811	60,591

Gross profit	697,500	144,062	341,680	69,314

OTHER REVENUES

Revenue from license agreements	-	250,000	-	-
Cost of other revenue	-	-	-	-
Gross Profit	-	250,000	-	-
	-
Total gross profit	697,500	394,062	341,680	69,314

Selling expenses	731,117	517,033	284,341	179,902
General and administrative expenses	3,783,973	4,263,440	1,179,090	1,142,658
Research and development	1,412,140	1,053,214	502,447	312,261

Total operating expenses	5,927,230	5,833,687	1,965,878	1,634,821

Loss from operations	(5,229,730)	(5,439,625)	(1,624,198)	(1,565,507)

Other income and (expense):
Interest income	26,797	10,982	8,623	719
Other	115,608	57,993	5,608	19,204

Total other income (expense)	142,405	68,975	14,231	19,923

Net loss	$(5,087,325)	$(5,370,650)	$(1,609,967)	$(1,545,584)

Net loss per common share, basic and diluted	$(0.15)	$(0.18)	$(0.05)	$(0.05)

Weighted average common shares used in
computing basic and diluted net loss per common share	34,282,084	30,173,261	34,882,442	30,746,126

The accompanying notes are an integral part of the consolidated financial statements

PURE Bioscience
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended April 30,
	2010	2009

Cash flows from operating activities:

Net loss	$(5,087,325)	$(5,370,650)

Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization and depreciation	349,733	330,175
Stock-based compensation	949,243	283,050
Allowance for doubtful accounts	-	781,627
Changes in assets and liabilities:
Accounts receivable	(237,142)	29,185
Prepaid expense	(108,240)	(49,296)
Inventories	(75,645)	(72,675)
Deferred rent	(1,753)	3,363
Deferred revenue	-	(256,793)
Customer deposits	9,400	-
Accounts payable and accrued liabilities	177,414	(111,803)
Income tax payable	(2,400)	(2,400)

Net cash (used in) operating activities	(4,026,715)	(4,436,217)

Cash flows from investing activities

Investment in patents	(88,049)	(52,634)
Purchase of property, plant and equipment	(221,313)	(73,009)
Purchases of short-term investments	-	(4,076,992)
Sales of short-term investments	-	8,666,292

Net cash provided by (used in) investing activities	(309,362)	4,463,657

Cash flows from financing activities

Net proceeds from the sale of common stock	2,783,233	-
Proceeds from exercise of stock options and warrants	623,204	894,179

Net cash provided by financing activities	3,406,437	894,179

Net increase (decrease) in cash and cash equivalents	(929,640)	921,619

Cash and cash equivalents at beginning of period	4,213,744	2,024,400

Cash and cash equivalents at end of period	$3,284,104	$2,946,019

Supplemental disclosures of cash flow information
Cash paid for taxes	$2,400	$-

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

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the statements and accompanying notes, and actual results could differ materially from those estimates.  The results of operations for the three month period ended April 30, 2010 (the “Third Quarter”), and for the nine month period ended April 30, 2010 (the “Nine Months”), are not necessarily indicative of the results of operations for the full year, or any future periods.

Note 2.   Nature of Business and Summary of Significant Accounting Policies

Concentration of Credit Risk

As of April 30, 2010 and July 31, 2009, all cash deposits were invested in either U.S. FDIC insured bank accounts or institutional money market mutual funds investing in A-1 (S&P) or Prime-1 (Moody’s).

At April 30, 2010, $3,039,500 of our cash and cash equivalents were maintained at three separate major financial institutions in the United States in accounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”).  Such insurance is limited to $250,000 through December 31, 2013.

Also at April 30, 2010, $244,300 of our cash and cash equivalents were held in an account maintained at a major financial institution in the United States that is provided with protection by the Securities Investor Protection Corporation (“SIPC”) should such a firm close due to bankruptcy or other financial difficulties and customer assets are missing.  Cash and cash equivalent claims, such as for money market funds and certificates of deposit, are limited to $100,000, however other investments are protected with up to $500,000 of insurance by the SIPC.

As of April 30, 2010 and July 31, 2009, we had no short-term investments.

We have not experienced any losses in our cash, cash equivalents and short-term investments and believe we are not exposed to any significant credit risk.  At times, deposits held may exceed the amount of insurance provided by the FDIC or SIPC.  Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear low risk.

Other financial instruments that potentially subject us to concentrations of credit risk consist of accounts receivable. We extend credit to certain of our U.S. domestic customers based on credit evaluations and past payment performance, but do not obtain collateral to secure our accounts receivable.

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

Revenue Recognition

During the periods presented herein our product revenue was derived from the sale of silver dihydrogen citrate (“SDC”) concentrate, our ready to use disinfectant, and finished packaged products containing SDC.  We recognize revenue from sales of these products under the provisions of the applicable authoritative guidance governing revenue recognition, which is generally when we ship the products free on board from either our facility or from third party packagers, we have transferred title to the goods, and we have eliminated our risk of loss.

Cost of Goods Sold

Cost of goods sold for product sales includes direct and indirect costs to manufacture products, including materials consumed, manufacturing overheads, shipping costs, salaries, benefits and related expenses of operations.

Intangible Assets / Long-Lived Assets

Our intangible assets primarily consist of the worldwide patent portfolio of our silver ion technologies.  Outside legal costs and filing fees related to obtaining patents are capitalized as incurred.  The total amounts capitalized for pending patents were $19,900 and $13,000 in the three month periods ended April 30, 2010 and 2009, respectively, and $88,000 and $52,600 in the nine month periods ended April 30, 2010 and 2009, respectively.   Patents are stated net of accumulated amortization of $1,385,800 and $1,252,200 at April 30, 2010 and July 31, 2009, respectively. The cumulative cost of acquiring patents is amortized on a straight-line basis over the estimated remaining useful lives of the patents, generally between 17 and 20 years from the date of issuance.  At April 30, 2010, the weighted average remaining amortization period for all patents was approximately 10.4 years.  Amortization expense for the three month periods ended April 30, 2010 and 2009 was $44,800 and $43,100, respectively, and for the nine month periods ended April 30, 2010 and 2009 was $133,600 and $128,600, respectively.

Accounting for Stock-Based Compensation

We utilize the fair value method of accounting for stock-based compensation arrangements. Accordingly, the compensation cost of share-based awards exchanged for employee and director services is measured at the grant date based on the estimated fair value of the award, and is recognized as expense over the applicable service period.  We do not have, and have not had during the nine month periods ended April 30, 2010 or 2009, any stock option awards with market or performance conditions.

Stock Options to Non-Employees

Charges for stock options granted to non-employees have been determined using the estimated fair value of the stock options issued, based on the Black-Scholes Option Pricing Model.  Such options are revalued quarterly until fully vested, with any change in fair value expensed.  During the Third Quarter we recorded $63,100 in selling expense, $23,600 in general and administrative expense, and $25,600 in research and development expense for stock options granted to non-employees; and during the three month period ended April 30, 2009 we recorded $600 in research and development expense for stock options granted to non-employees.  During the Nine Months, we recorded $74,100 in selling expense, $27,800 in general and administrative expense, and $33,300 in research and development expense for stock options granted to non-employees; and during the nine month period ended April 30, 2009 we recorded $6,300 in research and development expense for stock options granted to non-employees.

Cash, Cash Equivalents, Short-term Investments and Liquidity

We consider all liquid investments with maturities of ninety days or less when purchased to be cash equivalents.  Our short-term investments have maturities of greater than ninety days from the date of purchase.  We classify securities as “available for sale” in accordance with authoritative guidance, and carry these investments at fair value with any unrealized gains and losses reported as a component of shareholders’ equity on the consolidated balance sheets and in the statements of shareholders’ equity.  At April 30, 2010 and July 31, 2009 we had no short-term investments.

On May 28, 2009, we closed a registered direct offering whereby we sold $3 million of our common stock and warrants to institutional investors.  After fees and expenses, the aggregate net proceeds of the offering to us were approximately $2.8 million.

On September 3, 2009, we closed a registered direct offering whereby we sold an additional $3 million of our common stock and warrants to institutional investors.  After fees and expenses, the aggregate net proceeds of the offering to us were approximately $2.8 million.

We do not currently believe that our current cash resources are sufficient to meet our anticipated needs during the next twelve months and as a result, we expect that we will need to increase our liquidity and capital resources by one or more measures, which may include reducing operating expenses, raising additional financing in future periods through the issuance of debt, equity or convertible securities, entering into partnership, license, or other arrangements with third parties, reducing the exercise price of outstanding warrants, or through other means, any one of which could reduce the value to us, perhaps substantially, of our technology and its commercial potential.  Such financing, if any, could also lead to the dilution of our existing shareholders.  There can be no assurance that additional financing will be available, or if available, that such financing can be obtained on satisfactory terms.  Insufficient funds would result in a material adverse effect on our business and operations and could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or unanticipated customer requirements, and further may require us to delay, scale back or eliminate some or all of our research and product development programs, license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, or to reduce or cease operations. If adequate funds are not available when needed, we may be required to significantly modify our business model to reduce spending to a sustainable level. Such modification of our business model could also result in an impairment of assets which cannot be determined at this time.

Comprehensive Income

We display comprehensive income or loss and its components as part of our consolidated financial statements.  Our comprehensive loss includes our net loss and certain changes in equity that are excluded from our net loss, including unrealized holding gains and losses on available for sale securities.  Such changes in shareholders’ equity are included in accumulated other comprehensive income or loss.  For the three month periods ended April 30, 2010 and 2009, our comprehensive loss was $1,610,000 and $1,544,300, respectively.  During the Third Quarter, we did not record any realized or unrealized gains on available for sale securities.  During the three month period ended April 30, 2009, we recorded unrealized gains on available for sale securities of $1,300, and realized gains, which were included in our net loss for the period, of $19,200. For the nine month periods ended April 30, 2010 and 2009, our comprehensive loss was $5,087,300 and $5,389,200, respectively. During the Nine Months, we did not record any realized or unrealized gains on available for sale securities.  During the nine month period ended April 30, 2009, we recorded a reduction in unrealized gains on available for sale securities of $18,600, and realized gains, which were included in our net loss for the period, of $58,000.

Net Loss Per Common Share

We compute basic loss per share by dividing the applicable net loss by the weighted average number of common shares outstanding during the respective period.  Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock equivalents, which include stock options, common stock warrants and unvested restricted stock; unless the effect is to reduce a loss or increase the income per common share from continuing operations.  As we incurred losses in the three and nine month periods ended April 30, 2010 and 2009, we did not include common stock equivalent shares in the computation of net loss per share as the effect would have been anti-dilutive.  Therefore, both the basic and diluted loss per common share for the three and nine month periods ended April 30, 2010 and 2009 are based on the weighted average number of shares of our common stock outstanding during the periods.  As of April 30, 2010, anti-dilutive instruments excluded from the computation of net loss per share were made up of 5,290,700 stock options, 1,999,000 warrants, and 65,100 shares of unvested restricted stock; a total of 7,354,800 potential common stock equivalents.

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

In January 2010, the FASB issued authoritative guidance that requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. The new guidance requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs.  We adopted the guidance in the Third Quarter, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010 (our fiscal quarter ending April 30, 2011).  The adoption of the guidance did not have a material impact on our consolidated financial statements for the Third Quarter, and we do not currently expect the adoption of this guidance to have a material impact on our consolidated financial statements for future periods.

In February 2010, the FASB issued updated authoritative guidance regarding the reporting of subsequent events, removing the requirement for an issuer to disclose a date through which subsequent events have been evaluated.   The guidance was effective upon issuance in February 2010, and was adopted as of our Report on Form 10-Q for the three months ended January 31, 2010 as filed with the SEC on March 11, 2010.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

Note 3.  Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts.  Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances.  The allowance for doubtful accounts was zero at April 30, 2010 and at July 31, 2009.

During the fiscal year ended July 31, 2008, we granted non-exclusive distribution and blending rights to a new distributor for the sale of SDC-based products in Colombia.  In addition, we granted non-exclusive distribution and blending rights to a second distributor, which was affiliated with the first distributor, for the sale of SDC-based products in Argentina, Venezuela, Panama and Costa Rica. The invoiced total for both distributors was $781,600.  The $781,600 receivable included $57,000 for amounts billed at cost to the distributors in August 2008 for parts shipped directly to them by one of our U.S. packaging suppliers.  During the three month period ended January 31, 2009, we determined these accounts to be delinquent, established a full reserve and recorded $781,600 as bad debt expense, within general and administrative expense.  We have written off the full receivable of $781,600.  Subsequent to this transaction, we have not sold any products to either of the two referenced distributors.

Note 4.  Sales of Common Stock

On September 3, 2009 we closed a registered direct offering whereby we sold $3 million of our common stock and warrants to institutional investors.  A shelf registration statement relating to the securities sold in the offering was declared effective by the SEC on May 8, 2009.  Under the terms of the offering, we issued to the investors 1,818,182 shares of our common stock, and warrants to purchase 727,272 shares of our common stock.  The common stock was sold at a price of $1.65 per share, and the investors received warrants to purchase 0.4 shares of our common stock at an exercise price of $2.10 per share for each share of common stock they purchased in the offering.   The fair value of the investor warrants, based on their fair value relative to the common stock issued, was $1,270,100 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 159.59%, and a risk-free interest rate of 2.39%). The warrants were exercisable as of March 3, 2010, and any unexercised warrants will expire on March 3, 2015.  We also paid a fee of $180,000 to Rodman & Renshaw, LLC (“Rodman”) in consideration for its services as the placement agent in the offering.  We also issued to Rodman and its principals, warrants to purchase 90,909 shares of our common stock at an exercise price of $2.0625 per share.  The fair value of the warrants issued to Rodman, based on their fair value relative to the common stock issued, was $154,900 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 159.59%, and a risk-free interest rate of 2.39%). These warrants were exercisable as of March 3, 2010, and any unexercised warrants will expire on May 7, 2014.  After fees and expenses, the net proceeds of the offering to us were $2,783,233, which is being used and will be used for working capital.

Note 5.  Other Equity and Common Stock Transactions

We paid no cash dividends during any of the periods presented, and have never paid cash dividends.

In August 2009, we entered into one year agreements with two independent third party consultants who joined our Advisory Panel.  Each consultant was granted an option to purchase 25,000 shares of our common stock, with a two year term and vesting in bi-annual increments over one year.  The options, which have exercise prices of $1.85 and $1.79, were valued at $16,600 (based on the Black-Scholes Option Pricing Model, assuming no dividend yield, volatility of 99.87% and a risk free interest rate of 0.43%) and $14,800 (based on the Black-Scholes Option Pricing Model, assuming no dividend yield, volatility of 99.92% and a risk free interest rate of 0.42%), respectively.  The options will be revalued quarterly until fully vested, with any change in fair value expensed.

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

During the three months ended January 31, 2010 (the “Second Quarter”), we received $85,000 from the exercise of employee stock options to purchase 170,000 shares of our common stock.  In addition, there were net exercises by a director and by two of our officers, on an aggregate of 800,000 common stock options, which resulted in the issuance of 542,660 shares of our common stock.  As these shares were net exercised, as permitted under the respective option plans, we did not receive any cash.  Additionally during the Second Quarter, we issued 10,000 shares of our common stock in exchange for consulting services valued at $16,600, and recorded $338,400 of expense for options issued to employees, officers and directors in prior periods.

In April 2010, we issued options to purchase 25,000 shares of our common stock in exchange for business development services.  The options, which have an exercise price of $1.68, were valued at $31,600 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 144.38% and a risk free interest rate of 1.60%).  The options are subject to a five year term and vest bi-annually over one year.  During the Third Quarter we expensed $5,400 of the fair value of the options to selling expense.  The options will be revalued quarterly until fully vested, with any change in fair value expensed.

Also during the Third Quarter, we received $498,200 from the exercise of warrants to purchase 230,857 shares of our common stock, at an average exercise price of $2.16; and received $40,000 from the exercise of options to purchase 50,000 shares of our common stock issued under employee stock option plans.  During the Third Quarter we recorded $142,700 of expense for options issued to employees, officers and directors in prior periods.

At April 30, 2010 we had outstanding warrants to purchase 1,999,000 shares of our common stock, with exercise prices ranging from $2.06 to $8.60.  These warrants expire at various times between March 2011 and March 2015.  In June 2008, the FASB ratified authoritative guidance, which became effective for us as of August 1, 2009, providing a framework for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions, in order to determine whether the instrument should be classified as an equity instrument or a derivative instrument.  We performed an evaluation, at August 1, 2009 and October 31, 2009, of our equity-linked financial instruments subject to the guidance, including outstanding common stock warrants, and determined that they should be classified as equity within the consolidated balance sheets.  No additional equity-linked financial instruments subject to the guidance have been issued subsequent to October 31, 2009.

Note 6.  Stock-Based Compensation

We have, or have had during the fiscal years presented herein, the following equity incentive plans (the “Plans”) pursuant to which we have granted options to acquire our common stock:  the 1998 Directors and Officers Stock Option Plan; the 2001 Directors and Officers Stock Option Plan:  the 2001 ETIH2O Stock Option Plan; the 2001 Consultants and Advisors Stock Option Plan; the 2002 Non-Qualified Stock Option Plan; the 2002 Employee Incentive Stock Option Plan; the 2004 Consultants and Advisors Stock Option Plan; and the 2007 Equity Incentive Plan.  The Plans are administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”).  The exercise price for stock options, or the value of other incentive grants granted under the Plans, are set by the Compensation Committee but may not be for less than the fair market value of the shares on the date the award is granted. The term of option grants and their vesting provisions are set by the Compensation Committee.

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award.  The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted subsequent to July 31, 2006 is based on the grant date fair value estimated using the Black-Scholes Option Pricing Model.  The following assumptions were used to calculate the fair value of share based compensation for the nine month periods ended April 30, 2010 and 2009:

	For the nine month periods ended April 30,
	2010	2009
Expected price volatility	99.8% - 158.1%	97.70% - 142.02%
Risk-free interest rate	0.42% - 2.20%	0.25% - 2.00%
Expected rate of forfeiture	0.0%	0.0%
Expected dividend yield	0.0%	0.0%
Weighted average expected term	2.98 years	2.8 years

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

The following table sets forth the share-based compensation expense recorded in our consolidated statements of operations for the three and nine month periods ended April 30, 2010 and 2009 resulting from share-based compensation awarded to our employees, directors and third party service providers:

	Three Months Ended April 30, 2010	Three Months Ended April 30, 2009
Share-based compensation for employees and directors:
Selling expense	$12,300	$-
General and administrative expenses	153,000	96,700
Research and development	15,400	-
Total share-based compensation for employees and directors	180,700	96,700

Share-based compensation for third party service providers:
Selling expense	$63,100	$-
General and administrative expenses	23,600	-
Research and development	25,600	600
Total share-based compensation for third party service providers	112,300	600

Total share-based compensation expense	$293,000	$97,300

	Nine Months Ended April 30, 2010	Nine Months Ended April 30, 2009
Share-based compensation for employees and directors:
Selling expense	$44,300	$-
General and administrative expenses	697,400	218,100
Research and development	55,700	-
Total share-based compensation for employees and directors	797,400	218,100

Share-based compensation for third party service providers:
Selling expense	$74,100	$-
General and administrative expenses	44,400	58,600
Research and development	33,300	6,300
Total share-based compensation for third party service providers	151,800	64,900

Total share-based compensation expense	$949,200	$283,000

A summary of stock option activity is as follows:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($000’s)
Balance at July 31, 2009	6,175,216	$1.80	$3,836
Granted	50,000	$1.82
Exercised	-	-
Forfeited / Cancelled	(113,300)	$1.99
Balance at October 31, 2009	6,111,916	$1.79	$3,388
Granted	328,300	$1.60
Exercised	(712,660)	$0.52
Forfeited / Cancelled	(406,840)	$2.03
Balance at January 31, 2010	5,320,716	$1.93	$907
Granted	25,000	$1.68
Exercised	(50,000)	$0.80
Forfeited / Cancelled	(5,000)	$5.04
Balance at April 30, 2010	5,290,716	$1.94	$6,243

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.50 to $0.75	590,000	0.69	$0.53	590,000	0.69	$0.53
$0.80 to $1.20	661,666	0.62	$0.81	661,666	0.62	$0.81
$1.40 to $7.50	4,039,050	2.13	$2.33	3,050,400	1.53	$2.38
	5,290,716	1.78	$1.94	4,302,066	1.28	$1.89

Cash received from options and warrants exercised for the three month periods ended April 30, 2010 and 2009 was $538,200 and zero, respectively. The intrinsic value of all stock options exercised during the three month periods ended April 30, 2010 and 2009 was $114,000 and $163,434, respectively, and the weighted-average grant date fair value of stock options granted during the three month periods ended April 30, 2010 and 2009 was $2.60 and $1.74, respectively.

Cash received from options and warrants exercised for the nine month periods ended April 30, 2010 and 2009 was $623,200 and $894,179, respectively. The intrinsic value of all stock options exercised during the nine month periods ended April 30, 2010 and 2009 was $726,000 and $2,000,774, respectively, and the weighted-average grant date fair value of stock options granted during the nine month periods ended April 30, 2010 and 2009 was $1.45 and $1.80, respectively.

As of April 30, 2010, there was $1,285,900 of unrecognized non-cash compensation cost related to unvested options, which will be recognized over a weighted average period of 3.0 years.

A summary of restricted stock activity is as follows:

Number of Shares
Unvested at July 31, 2009	86,800
Granted	-
Exercised	-
Forfeited / Cancelled	(21,700)
Unvested at October 31, 2009	65,100
Granted	-
Exercised	-
Forfeited / Cancelled	-
Unvested at January 31, 2010	65,100
Granted	-
Exercised	-
Forfeited / Cancelled	-
Unvested at April 30, 2010	65,100

During the three month periods ended April 30, 2010 and 2009, we recognized stock based compensation expense for restricted stock of $38,100 and zero respectively.  During the nine month periods ended April 30, 2010 and 2009, we recognized stock based compensation expense for restricted stock of $103,700 and zero respectively.  As of April 30, 2010, there was $6,300 of unrecognized non-cash compensation cost related to unvested restricted shares, which will be recognized in the three months ending July 31, 2010.

Note 7.   Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method.  Inventories at April 30, 2010 and July 31, 2009 consisted of:

	April 30, 2010	July 31, 2009
Raw Materials	$317,300	$194,700
Work in Progress	-	-
Finished Goods	180,000	227,000
	$497,300	$421,700

Included in our inventory of finished goods as of July 31, 2009 was approximately 12,000 gallons of SDC concentrate that we purchased from an unrelated third party in a lien sale, for $27,500.

Note 8.   Legal Settlement

Included in other income within the consolidated statements of operations for the Nine Months is $110,000 received pursuant to the settlement of a warranty claim in a suit against a software vendor.

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

To date, our customers have primarily been strategic partners who develop markets for, and distributors who sell, products containing our SDC technology.  Additionally, during the Third Quarter we commenced selling our EPA-approved hard surface disinfectant under our own label, IV-7 Ultimate Germ Defense™ (“IV-7”) through an alliance with a Dallas-based sales and marketing organization, Richmont Sciences, LLC (“Richmont”), to commercial distributors and commercial customers.  Under this agreement with Richmont, we recognize revenues for products sold to third parties, and pay marketing fees to Richmont based upon those revenues.  We recognized revenue from the first sales of IV-7 under this agreement during the Third Quarter.

In May 2010, IV-7 was launched direct to consumers via a direct sales channel, by a newly formed company called IV-7 Direct, an affiliate of Richmont.  PURE Bioscience does not have an equity interest in either IV-7 Direct or Richmont.  Under this arrangement, we sell finished products at contracted unit prices to Richmont, and we also expect to receive additional revenues based on IV-7 Direct’s sales, which are made through a network of independent sales associates using a multi-level sales model.  This arrangement is expected to cover only IV-7 products sold by IV-7 Direct through the direct sales channel.  Our revenue for the Third Quarter includes the sale to Richmont of finished products to support the May 2010 launch.

During the Third Quarter, 84% of product sales were made to five customers.  100% of product revenue for the Third Quarter was derived from sales made to U.S. domestic customers.  During the Nine Months, 69% of product sales were made to five customers. 80% of product revenue for the period was derived from sales made to U.S. domestic customers, and 20% was derived from sales made to international customers.  In some cases we have, or may have in future periods, distributors or strategic partners to whom we have granted rights to sell our technology in multiple countries. Generally, we do not require distributors to report to us the quantities of products that they sell in each country.  In such cases, we report revenues based on the country to which we first ship products.

During the Third Quarter, 57% of our product sales were of bulk ready to use disinfectant or finished packaged products containing our ready to use disinfectant, and 43% of our sales were of SDC concentrate.  During the same period of the prior year, 37% of our product sales were of bulk ready to use disinfectant or finished packaged products containing our ready to use disinfectant, and 63% of our product sales were of SDC concentrate.

During the Nine Months, 58% of our product sales were of bulk ready to use disinfectant or finished packaged products containing our ready to use disinfectant, and 42% of sales were of SDC concentrate.  During the same period of the prior year, 64% of our product sales were of bulk ready to use disinfectant or finished packaged products containing our ready to use disinfectant, and 36% of our product sales were of SDC concentrate.

All of our tangible assets are located in the United States.

Note 10.  Subsequent Events

Subsequent to April 30, 2010 we received $266,400 from the exercise of warrants to purchase 109,386 shares of our common stock, at an average exercise price of $2.44.

In May 2010, we issued an aggregate of 61,200 shares of restricted stock to three of our independent directors, and a ten year option to purchase 30,000 shares at an exercise price of $3.09 per share, to one of our independent directors.  The options and the restricted shares vest in full after one year.  In addition, we issued options to purchase an aggregate of 360,000 shares at an exercise price of $3.09 per share, to our three executive officers.  These options have a ten year term and vest annually in equal increments over four years.

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

In October 2009, we announced that we had expanded our business strategy through an alliance with a Dallas-based sales and marketing organization, Richmont Sciences, LLC (“Richmont”), whereby Richmont provides us with sales, marketing and branding services that will enable us to sell SDC-based antibacterial, antiviral and antifungal hard surface disinfectants directly to global retail, commercial and institutional customers.  On March 1, 2010, we announced the U.S. launch of our EPA-approved hard surface disinfectant under our own label, IV-7 Ultimate Germ Defense™ (“IV-7”).  Richmont is now marketing IV-7 on our behalf, with initial emphasis on the institutional, janitorial and sanitation markets.    We recognized revenue from the first sales of IV-7 to commercial and industrial customers during the three month period ended April 30, 2010 (the “Third Quarter”).  We recognize revenues for products sold under the agreement, and pay marketing fees to Richmont based upon those revenues.

In May 2010, IV-7 was launched direct to consumers via a direct sales channel, by a newly formed company called IV-7 Direct, an affiliate of Richmont.  PURE Bioscience does not have an equity interest in either IV-7 Direct or Richmont.  Under this arrangement, we sell finished products at contracted unit prices to Richmont, and we also expect to receive additional revenues based on IV-7 Direct’s sales, which are made through a network of independent sales associates using a multi-level sales model.  This arrangement is expected to cover only IV-7 products sold by IV-7 Direct through the direct sales channel.  Our revenue for the Third Quarter includes the sale to Richmont of finished products to support the May 2010 launch.

Richmont will also market, after regulatory approvals are obtained, our sanitizer for surfaces touched by food in restaurants, hotels, food processing plants, and other environments. In August 2009, as a result of our 6-year petition process, the U.S. Environmental Protection Agency (“EPA”) published an amendment to the Federal Register establishing a concentration limit for silver in end use solutions eligible for tolerance exemption, specifically in the form of silver dihydrogen citrate (SDC), of 50 parts per million (“ppm”). Concurrently with the new regulation, the EPA registered our 50 ppm indirect food contact surface sanitizer product.  We subsequently submitted a registration to the EPA to add the food contact surface sanitizer claims to our previously-registered 30 ppm hard surface disinfectant formula.  The EPA registered the disinfectant/sanitizer formula in April 2010, and we immediately filed a federal sub-registration and subsequent state registrations for the disinfectant/sanitizer product to be sold as IV-7 Ultimate Germ Defense for Food Contact Surfaces™.  In future periods, Richmont may also sell, on our behalf, SDC concentrate as an active ingredient and as a preservative.

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

Our revenues have historically fluctuated from period to period.  For example, for the nine month period ended April 30, 2010 (the “Nine Months”), we reported revenues from product sales of $1,112,000; compared with revenues from product sales of $478,000 for the full Fiscal 2009, and $1,478,000 for the full fiscal year ended July 31, 2008 (“Fiscal 2008”).  Among other factors, during Fiscal 2008 we recorded product revenue of $997,000 for sales to two international distributors for whom we have not subsequently recognized any revenue.

In future periods, we expect our revenues to continue to fluctuate, however we are not currently able to accurately predict such revenues.  Our IV-7 brand hard surface disinfectant products have recently launched, and the commencement of sales of additional products, such as our sanitizer for surfaces touched by food, and products sold by our distributors and strategic partners, are, or may be, dependent on approvals from U.S. or overseas regulatory agencies.

Cost of Revenues and Operating Expenses

Costs of Revenue.   Costs of product revenue include materials consumed, manufacturing overheads, shipping costs, salaries, benefits and related expenses of operations.  Inventoried materials consumed in products produced are expensed to cost of goods manufactured using the average cost method.  Included in our inventory of finished goods at July 31, 2009 were approximately 12,000 gallons of SDC concentrate that we purchased from an unrelated third party in a lien sale.  This transaction has and will continue to temporarily reduce the cost of each gallon of SDC concentrate sold or consumed in our manufacturing process.

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

Results of Operations for the Three Months Ended April 30, 2010 vs. Three Months Ended April 30, 2009

Revenue and Gross Margin

For the Third Quarter, product revenues of $563,500 increased by $433,600 compared with comparable revenues of $129,900 in the same period of the prior year.

To date, our customers have primarily been strategic partners who develop markets for, and distributors who sell, products containing our SDC technology.  During the Third Quarter we commenced selling our EPA-approved hard surface disinfectant under our own label, IV-7 Ultimate Germ Defense™ (“IV-7”) through an alliance with a Dallas-based sales and marketing organization, Richmont Sciences, LLC (“Richmont”), to commercial distributors and commercial customers.  Under this agreement with Richmont, we recognize revenues for products sold to third parties, and pay marketing fees to Richmont based upon those revenues.  We recognized revenue from the first sales of IV-7 under this agreement during the Third Quarter.

In May 2010, IV-7 was launched direct to consumers via a direct sales channel, by a newly formed company called IV-7 Direct, an affiliate of Richmont.  PURE Bioscience does not have an equity interest in either IV-7 Direct or Richmont.  Under this arrangement, we sell finished products at contracted unit prices to Richmont, and we also expect to receive additional revenues based on IV-7 Direct’s sales, which are made through a network of independent sales associates using a multi-level sales model.  This arrangement is expected to cover only IV-7 products sold by IV-7 Direct through the direct sales channel.  Our revenue for the Third Quarter includes the sale to Richmont of finished products to support the May 2010 launch.

In February 2010, San Diego-based CareFusion Corporation purchased 100,000 two-ounce bottles of IV-7 water purifier, a concentrate product, for shipment to Project Hope for distribution in earthquake-ravaged areas of Haiti, for which we recorded revenue in the Third Quarter.

During the Third Quarter, 84% of product sales were made to five customers.  100% of product revenue for the Third Quarter was derived from sales made to U.S. domestic customers, of which 57% was derived from sales of bulk ready to use disinfectant or finished packaged products containing our ready to use disinfectant, and 43% of our sales were of bulk SDC concentrate or concentrated products.  In the comparable period of the prior year, 63% of our sales were of bulk SDC concentrate.

Gross profit on product sales for the Third Quarter was $341,700, compared with comparable gross profit of $69,300 in the same period of the prior fiscal year.  The gross margin percentage for the Third Quarter was 61%, compared with 53% in the comparable period of the prior fiscal year.

No licensing revenue was recorded during the Third Quarter or the comparable period of the prior year.

Operating Costs

Operating costs increased by $331,100, or 20%, from $1,634,800 in the three month period ended April 30, 2009, to $1,965,900 in the Third Quarter.  Within these aggregate operating costs, selling expense increased $104,400 in the Third Quarter compared with the same period in the prior fiscal year, primarily due to the revaluation of stock options previously granted to consultants.  Charges for stock options granted to non-employees are revalued quarterly until fully vested, with any change in fair value expensed.

General and administrative expense increased by $36,400, from $1,142,700 in the three month period ended April 30, 2009, to $1,179,100 in the Third Quarter.  In the Third Quarter, we donated bottles of our IV-7 concentrated water purifier, at a cost of $46,000, to the Haiti relief effort, which was expensed to general and administrative expense.  Additionally, during the Third Quarter an increase of $80,000 in stock option and restricted stock expense was offset by a reduction of approximately $120,000 in legal fees.   The increase in stock option and restricted stock expense is due to both the revaluation of stock options previously issued to consultants, and to a change in practice for officer and director grants.  In May 2009, we granted option and restricted stock awards to certain of our officers and directors, which are subject to vesting provisions, whereas prior practice had been for such awards to vest immediately.  Awards with vesting provisions are expensed over the vesting period, rather than on their date of grant.

Research and development costs during the Third Quarter of $502,400, including in-house costs, patent amortization, outside legal costs for maintaining approved patents, and product registration expenditures, increased by $190,200, or 61%, compared with the comparable prior year period due primarily to increased payroll and related expense, and to increased third party testing.  We do not currently expect our research and development expense to grow significantly in future periods; however, if opportunities arise, particularly in the development and testing of new formulations, we will evaluate the need for additional research expenditures based on potential market sizes and our estimation of the likelihood of our technology achieving successful results.

Our loss from operations increased by $58,700, from a loss of $1,565,500 for the three months ended April 30, 2009 to a loss of $1,624,200 for the Third Quarter.

Net Loss

Our net loss after other income and taxes declined by $64,400, from a net loss of $1,545,600 or $0.05 per share for the three months ended April 30, 2009 to a net loss of $1,610,000 or $0.05 per share for the Third Quarter.

Results of Operations for the Nine Months Ended April 30, 2010 vs. Nine Months Ended April 30, 2009

Revenue and Gross Margin

For the Nine Months, product revenues of $1,112,300 increased by $837,100 compared with comparable revenues of $275,300 in the same period of the prior year.

The increase in revenue is due to increased sales to BASF, and shipments to new customers and distributors including the first sales of IV-7 to commercial and institutional customers under our marketing agreement with Richmont, the sale to Richmont of finished products to support the May 2010 direct selling launch, and sales made to an international distributor in Taiwan, for further distribution and sale by our distributor to several Asian countries.  Additionally, in the Third quarter we sold 100,000 two-ounce bottles of our IV-7 concentrated water purifier to San Diego-based CareFusion Corporation for the Haiti relief effort.

During the Nine Months, 69% of product sales were made to five customers.  80% of product revenue for the Nine Months was derived from sales made to U.S. domestic customers and 20% was derived from sales to our Asian distributor.  58% of sales for the Nine Months were of bulk ready to use disinfectant or finished packaged products containing our ready to use disinfectant, and 42% of our sales were of bulk SDC concentrate or concentrated products.  In the comparable period of the prior year, 36% of our sales were of bulk SDC concentrate.

Gross profit on product sales for the Nine Months was $697,500, compared with comparable gross profit of $144,100 in the same period of the prior fiscal year.  The gross margin percentage for the Nine Months was 63%, compared with 52% in the comparable period of the prior fiscal year, due primarily to the higher proportion of concentrate sold during the Nine Months.  We generally sell our SDC concentrate at higher margins than our other products.

During the nine month period ended April 30, 2009 we recorded $250,000 of licensing revenue related to a non-refundable fee received subject to an agreement whereby we allowed a third party a limited time period to exclusively evaluate our SDC technology.  No licensing revenue was recorded during the Nine Months.

Operating Costs

Operating costs increased by $93,500, or 2%, from $5,833,700 in the nine month period ended April 30, 2009, to $5,927,200 in the Nine Months.  Within these aggregate operating costs, selling expense increased by $214,100 in the Nine Months compared with the same period in the prior fiscal year, due primarily to increases in stock option expense, payroll, and public relations expense.

General and administrative expense declined by $479,500, from $4,263,400 in the nine month period ended April 30, 2009, to $3,784,000 in the Nine Months.  Included in general and administrative expense for the prior year period was $781,600 of bad debt expense, whereas we did not record any bad debt expense in the Nine Months. Additionally, legal fees accounted for a decline of $342,000 over the same period, and accounting costs also declined.  These reductions were offset by an increase of $507,000 in stock option and restricted stock expense, due to the revaluation of stock options previously issued to consultants, stock option grants made to both new and existing non-officer employees, and to a change in practice for officer and director grants.  In May 2009 we granted stock option and restricted stock awards to officers and directors which are subject to vesting provisions, whereas prior practice had been for such awards to vest immediately.  Awards with vesting provisions are expensed over the vesting period, rather than on their date of grant.  Additionally, building costs increased year over year, partially due to new warehousing space leased during the current fiscal year.

Research and development costs, including in-house costs, patent amortization, outside legal costs for maintaining approved patents, and product registration expenditures, increased by $358,900, from $1,053,200 in the nine month period ended April 30, 2009 to $1,412,100 in the Nine Months.  The increase is primarily related to the cost of third party testing, and in higher payroll, payroll related expense, and stock option expense.

Our loss from operations declined by $209,900, from a loss of $5,439,600 for the nine month period ended April 30, 2009 to a loss of $5,229,700 for the Nine Months.

Other Income

Other income increased by $73,400 in the Nine Months compared to the same period of the prior fiscal year, due primarily to the receipt of $110,000 from a legal settlement during the quarter ended January 31, 2010, partially offset by gains on the sale of U.S. Treasury Bills in the nine months ended April 30, 2009.

Net Loss

Our net loss after taxes declined by $283,300, from a net loss of $5,370,700 or $0.18 per share for the nine months ended April 30, 2009 to a net loss of $5,087,200 or $0.15 per share for the Nine Months.

Liquidity and Capital Resources

From inception through the present, we have financed our operations primarily through sales of our equity securities, through lines of credit and the issuance of debentures, and in May 2005 by the sale of our Water Treatment Division.

At April 30, 2010, we had cash and cash equivalents of $3,284,100.  Net cash used in operations, and for investments in both intangible and fixed assets, was $4,336,100 in the Nine Months, $6,107,400 in Fiscal 2009, and $4,829,600 in Fiscal 2008.  Our future capital needs and our future profits, if any, are uncertain, and will depend on many factors including, among others, the acceptance of, and demand for, our products; our success and the success of our partners and distributors in selling our products; our success and the success of our partners in obtaining regulatory approvals to sell our products; the costs of further developing our existing, and developing new, products or technologies; the extent to which we invest in new technology and product development; and the costs associated with the continued operation, and any future growth, of our business.  We do not currently believe that our current cash resources are sufficient to meet our anticipated needs during the next twelve months and as a result, we expect that we will need to increase our liquidity and capital resources by one or more measures, which may include reducing operating expense, by raising additional financing in future periods through the issuance of debt, equity, or convertible securities, entering into partnership, license, or other arrangements with third parties, reducing the exercise price of outstanding warrants, or through other means, any one of which could reduce the value to us, perhaps substantially, of our technology and its commercial potential.  Such financing, if any, could also lead to the dilution of our existing shareholders.  There can be no assurance that additional financing will be available, or if available, that such financing can be obtained on satisfactory terms.   Insufficient funds would result in a material adverse effect on our business and operations and could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or unanticipated customer requirements, and further may require us to delay, scale back or eliminate some or all of our research and product development programs, license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, or to reduce or cease operations. If adequate funds are not available when needed, we may be required to significantly modify our business model to reduce spending to a sustainable level. Such modification of our business model could also result in an impairment of assets which cannot be determined at this time.

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

At April 30, 2010, we had no short-term investments and no long-term debt.  Total current assets at April 30, 2010 were $4,339,100, a decline of $508,600 from July 31, 2009.

Cash used in operating activities for the Nine Months was $4,026,700, compared with $4,436,200 for the same nine month period of the prior fiscal year.  The decline in operating cash expenditures, of $409,500, is primarily due to increased collections, reduced general and administrative spending, and the receipt of $110,000 from a legal settlement during the Nine Months.

During the Nine Months, cash used in investing activities was $309,400, consisting of investments in patents of $88,000 and purchases of property, plant and equipment of $221,300.  At April 30, 2010 the net value of our capitalized patents and our property, plant and equipment was $1,899,100 and $861,700, respectively.  In the nine month period ended April 30, 2009, cash provided by investing activities was $4,463,700.  Investments in patents of $52,600 and purchases of property, plant and equipment of $73,000 were offset by a net amount (cash sales less cash purchases) of $4,589,300 provided by short-term investments.

During the Nine Months, cash provided by financing activities was $3,406,400, $2,783,200 of which was derived from the net proceeds of our September 2009 registered direct offering.  In addition, $498,200 was provided by proceeds from the exercise of warrants, and $125,000 was provided by proceeds from the exercise of common stock options.  In the comparable prior year period, cash provided by financing activities was $894,200, all of which came from the exercise of stock options and warrants.

At April 30, 2010, we had total liabilities of $765,200, an increase of $182,700 from July 31, 2009, primarily due to increased accounts payable and accrued liabilities.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk at April 30, 2010 is related to our investment portfolio which consists largely of debt instruments and other securities of high quality corporate issuers and the U.S. government and its agencies.  From time to time our investments may be exposed to market risk related to changes in interest rates.  Our current investment policy is to maintain an investment portfolio consisting only of diversified institutional money market mutual funds investing in  A-1 (S&P) or Prime-1 (Moody’s); U.S. Treasury Securities, or United States Government obligations issued by or backed by a federal agency of the United States Government.  We do not enter into investments for trading or speculative purposes, and our cash is deposited in, and invested through, highly rated financial institutions in the United States.  While our available for sale securities are subject to interest rate risk and would fall in value if market interest rates increased, we estimate that the fair value of our investment portfolio would not decline by a material amount in the event of an increase in market interest rates.  We therefore would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer/Principal Accounting Officer, of the effectiveness of the design and operation of all of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of April 30, 2010.

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

We have a history of losses, and we may not achieve or maintain profitability

We had a loss of $5,087,300 after taxes for the Nine Months, a loss of $7,067,300 after taxes for Fiscal 2009, and a loss of $6,540,300 after taxes for Fiscal 2008.  As of April 30, 2010, we had an accumulated deficit of approximately $43.6 million. We expect to continue to have losses in future periods.  If the penetration into the marketplace of SDC and SDC based products takes longer than anticipated or is otherwise unsuccessful, revenue growth is slower than anticipated or operating expenses exceed expectations, it may take an unforeseen period of time to achieve or sustain profitability and we may never achieve or sustain profitability.  Slower than anticipated revenue growth could force us to reduce research, testing, development and marketing of our technology and/or force us to reduce the size and scope of our operations, or cease operations altogether.

We do not yet have, and we may never have, significant cash inflows from product sales or from other sources of revenue to offset our ongoing and planned investments in corporate infrastructure, research and development projects, regulatory submissions, business development activities, and sales and marketing, among other investments.  Some or all of these investments may not be successful.  In addition, irrespective of our cash resources, we may be contractually or legally obligated to make certain investments, which cannot be postponed.  We do not currently believe that our current cash resources are sufficient to meet our anticipated needs during the next twelve months.  In future periods, we expect to need to seek additional capital through the issuance of debt, equity, convertible securities or through other means, any one of which could reduce the value, perhaps substantially, of our outstanding common stock.  We currently have no long-term debt, however the issuance of debt, equity, convertible securities, or other financial instruments in future periods, if any, could lead to the dilution of our existing shareholders.  There is no guarantee that we would be able to obtain capital on terms acceptable to us, or at all.  Insufficient funds would result in a material adverse effect on our business and operations and could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or unanticipated customer requirements, and further may require us to delay, reduce or eliminate some or all of our research and product development programs, license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, sell some or all of our intellectual property, to reduce operations, or to cease operations altogether.

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

If our efforts to achieve and maintain market acceptance of our core SDC technology are not successful, or we fail to obtain necessary governmental approvals, we are unlikely to attain profitability

For the past several years, we have invested most of our time and financial resources in the development and commercialization of our core SDC technology.  We expect that sales of SDC concentrate and SDC-based products will constitute a substantial portion, or all, of our revenues in future periods.  Any material decrease in the level of sales or expected sales of, or the prices for, SDC concentrate or SDC-based products, whether as a result of competition, change in customer demand, or any other factor, would have a materially adverse effect on our business, financial condition and results of operations.

We are marketing SDC and SDC-based products to industrial and consumer markets.  These products have not yet been accepted into the marketplace, and may never be accepted.  In addition, even if our products achieve market acceptance, we may not be able to maintain product sales or other forms of revenue over time if new products or technologies are introduced that are more favorably received than our products, are more cost-effective or otherwise render our products less attractive or obsolete.  Other risks involved in introducing these new products include, but are not limited to, liability for product effectiveness and safety, and competition from existing or emerging sources.  Additionally, government regulation in the U.S. and in other countries is a significant factor in the development, manufacturing and marketing of many of our products and in our ongoing research and development activities. We believe that all products derived from SDC, or products that may be derived from SDC in future periods, require or will require approval by government agencies prior to marketing or sale in the U.S. or overseas.  Complying with applicable government regulations and obtaining necessary clearances or approvals can be time consuming and expensive, and there can be no assurance that regulatory review will not involve delays or other actions adversely affecting the marketing and sale of our products.  For example, regulatory review of SDC by the EPA has historically been time consuming and expensive, due in part, we believe, to the novel nature of our technology.  While we cannot accurately predict the outcome of any pending or future regulatory review processes, we expect such processes to remain time consuming and expensive as we, or our partners, apply for approval to market new formulations or to make new or additional claims.  We also cannot predict the extent or impact of future legislation or regulation in the U.S. or overseas.

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

If we are not able to manage any growth we achieve effectively, we may not become profitable

If our efforts to achieve and maintain market acceptance of our SDC technology are successful, we will need to expand our business operations.  There can be no assurance that our infrastructure will be sufficiently scalable to manage any future growth, or that we will have sufficient resources to do so.  There also can be no assurance that if we continue to invest in additional infrastructure, we will be effective in expanding our operations or that our systems, procedures or controls will be adequate to support such expansion. In addition, we will need to provide additional sales and support services to our partners if we achieve our anticipated growth with respect to the sale of our SDC technology for various applications.  Failure to properly manage any increase in customer demands could result in a material adverse effect on customer satisfaction, our ability to meet our contractual obligations, and on our operating results.

The industries in which we operate are heavily regulated and we may be unable to compete effectively

We are a bioscience company focused on the marketing and continued development of our electrolytically generated stabilized ionic silver technology, including our flagship SDC antimicrobial.  The risks, regulatory hurdles and costs of doing business in our target markets are high. Our SDC is a platform technology rather than a single use applied technology. As such, products developed from the platform fall under the jurisdiction of multiple U.S. and international regulatory agencies. We currently have U.S. EPA registration for our 2400-parts per million (ppm) technical grade SDC concentrate (trade name Axenohl), as well as for our Axen and Axen30 hard surface disinfectant products.  In addition, in August 2009, the EPA published an amendment to the Federal Register establishing a concentration limit for silver in end use solutions eligible for tolerance exemption, specifically in the form of silver dihydrogen citrate (SDC), of 50 parts per million (“ppm”). Concurrently with the new regulation, the EPA registered our 50 ppm indirect food contact surface sanitizer product.  We subsequently submitted a registration to the EPA to add the food contact surface sanitizer claims to our previously-registered 30 ppm hard surface disinfectant formula.  The EPA registered the disinfectant/sanitizer formula in April 2010, and we immediately filed a federal sub-registration and subsequent state registrations for the disinfectant/sanitizer product to be sold as IV-7 Ultimate Germ Defense for Food Contact Surfaces™. In addition to the Federal EPA, each of the 50 United States has its own government agencies that regulate the sale or shipment of our products into their state. Prior to distributing a product into any of these states, a registration from the state is required.  There can be no guarantee that a particular state, or any state, will allow the continued sale of existing SDC-based products, or will allow the sale of any new applications of our products, in future periods.

We are responsible for the accuracy of any claims made by both ourselves and our partners or distributors related to SDC-based products, and their consistency with claims approved by the regulatory authorities, including the Federal EPA, any State, or any overseas regulatory authority.  We have limited ability to monitor or regulate claims made by our partners and distributors, including but not limited to claims made via marketing materials, internet sites, by e-mail, or verbally.  Failure by us or our partners to comply with approved label claims could result in fines, or to the withdrawal of approval for us or our partners and distributors to market our products, in any or all jurisdictions, and/or our failure to successfully commercialize SDC or otherwise achieve revenue growth.

We intend to fund and manage additional EPA-regulated product development internally, in conjunction with our regulatory consultants and by partnering with other third parties.  We have also partnered, or intend to partner, with third parties who are seeking, or intend to seek, approvals to market SDC-based products in markets outside the U.S.  However, the introduction of additional regulated antimicrobial products in the U.S., or in markets outside the U.S., could take several years, or may never be achieved.  Existing state, federal or international approvals may not be maintained.  Additionally, doing business internationally carries a great deal of risk with regard to foreign government regulation, banking, currency fluctuation, and many other factors.

We are subject to intense competition

Our SDC-based products compete in highly competitive markets dominated by extremely large, well financed domestically and internationally recognized chemical and pharmaceutical companies. Many of our competitors have greater financial resources than we do in all areas of our business, including sales, marketing, branding and product development, and we expect to face additional competition from these competitors in the future.  Many of our competitors already have well established brands and distribution, and in some cases are able to leverage the sale of other products with more favorable terms for products competing with our own.  Competition by existing or potential chemical and pharmaceutical manufacturers and distributors could substantially limit or eliminate our potential market share and ability to profit from our products and technologies.  Our ability to compete will depend upon our ability, and the ability of our distributors and other partners, to develop brand recognition and novel distribution methods, and to displace existing, established and future products in our relevant target markets.  We, or our distributors and partners, may not be successful and/or diligent in doing so.

Pricing and supply issues may have a material impact on our margins and our ability to supply our customers

All of the supply ingredients used to manufacture our products are available from multiple suppliers.  However, commodity prices for some ingredients can vary significantly and the margins that we are able to generate could decline if prices rise.  For example, both silver and citric acid prices have been volatile recently.

In addition to such commodities, for finished products we also rely on producers of specialized packaging inputs such as bottles and labels.  Due to their specialized nature, the supply of such inputs can be periodically constrained, resulting in additional costs to obtain these items, which may in turn inhibit our ability to supply products that have been ordered from us.

In many of our distribution and development agreements, we are unable to raise our product prices to our customers quickly to maintain our margins, and significant price increases for key inputs could therefore have an adverse effect on our results of operations.  Where we sell products directly to end-users, price increases can also result in lost sales.  In addition, any inability to supply our customers’ orders can lead to lost future sales to such customers.

While we expect to be the sole source supplier of SDC concentrate, in future periods we may use third parties to blend, package and provide fulfillment activities for our finished products.  We expect that our margins would be reduced by using such third parties, and our ability to maintain product quality may not be as extensive or effective as when we produce these products in our own facility(ies).  Any quality control issues could lead to product recalls and/or the loss of future sales, which would reduce our revenues and/or profits.

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

In addition, the FDA and comparable agencies in many foreign countries impose substantial limitations on the introduction of new products through costly and time-consuming laboratory and clinical testing and other procedures.  The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain.  There is no guarantee that we, or our partners, will be able to obtain the resources necessary to further develop our technology or obtain regulatory approvals, or that the products will be successful in meeting the strict criteria imposed by the FDA.  It may be several years before we, or any third party to whom we grant rights to use our silver ion technologies, are able to introduce any FDA regulated antimicrobial pharmaceutical or medical device products containing our technology.

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

If we are unable to successfully develop or commercialize new applications of our SDC technology, our operating results will suffer

In addition to its use on inanimate surfaces, we believe that our SDC technology also shows promise as a broad-spectrum antimicrobial for use in human and veterinary healthcare products.  We or our partners plan to pursue additional EPA, FDA and other required regulatory approvals for other applications. We have entered into agreements with FTA Therapeutics (“FTA”) for the development and commercialization of certain FDA regulated SDC-based products.  However, we do not exercise any control over FTA.  FTA’s resources are limited and progress to date on all indications has been slow.  Any products developed may never achieve regulatory approval and may never be commercialized.  If they are commercialized, we may not receive a share of future revenues that provides an adequate return on our historical or future investment.

Our ability to generate increased revenue depends in part upon the ability and willingness of our current and potential strategic partners to increase awareness of our technology and its applications to their customers, and to provide implementation services.

During the Third Quarter we commenced selling our EPA-approved hard surface disinfectant under our own label, IV-7 Ultimate Germ Defense™ (“IV-7”) through an alliance with a Dallas-based sales and marketing organization, Richmont Sciences, LLC (“Richmont”), to commercial distributors and commercial customers.  Additionally, beginning in May 2010, IV-7 is also sold to consumers via a separate newly established direct sales channel, by a newly formed company called IV-7 Direct, an affiliate of Richmont.

If Richmont or our other our strategic partners fail to generate sales of, or increase awareness of, our products or technology for any reason, or to assist us in getting access to decision-makers, then we may need to increase our marketing expenses, change our marketing strategy or enter into marketing relationships with different parties, any of which could impair our ability to generate increased revenue or to generate profits from our technology.

Because we are an early stage company, it is difficult to evaluate our prospects; our financial results may fluctuate and these fluctuations may cause our stock price to fall

Since acquiring the rights to our SDC technology, we have encountered and likely will continue to encounter risks and difficulties associated with introducing or establishing our products in rapidly evolving markets. These risks include the following, among others:

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

Our publicly-filed reports are reviewed from time to time by the SEC, and any significant changes or amendments required as a result of any such review may result in material liability to us and may have a material adverse impact on the trading price of our common stock

The reports and other securities filings of publicly-traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements, and the SEC is required, pursuant to the Sarbanes-Oxley Act of 2002, to undertake a comprehensive review of a company’s reports at least once every three years.  SEC reviews may be initiated at any time. While we believe that our previously filed SEC reports comply, and we intend that all future reports will comply, in all material respects with the published rules and regulations of the SEC, we could be required to modify, amend or reformulate information contained in prior filings as a result of any SEC review. Any modification, amendment or reformulation of information contained in such reports could be significant and result in material liability to us and have a material adverse impact on the trading price of our common stock.

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

Because competition for highly qualified business development and bioengineering personnel is intense, we may not be able to attract and retain the employees we need to support our planned growth

To successfully meet our objectives, we must continue to attract and retain highly qualified business development and bioengineering personnel with specialized skill sets focused on the industries in which we compete, or intend to compete.  Competition for qualified business development and bioengineering personnel can be intense.  Our ability to meet our business development objectives will depend in part on our ability to recruit, train and retain top quality people with advanced skills who understand our technology and business.  In addition, it takes time for our new personnel to become productive and to learn our business.  If we are unable to hire or retain qualified business development and bioengineering personnel, it will be difficult for us to sell our products or to license our technology, or to achieve or maintain regulatory approvals, and we may experience a shortfall in revenue and not achieve our anticipated growth.

Anti-takeover provisions under our charter documents and California law could delay or prevent a change of control and could also limit the market price of our stock

Certain provisions of our charter and by-laws may delay or frustrate the removal of incumbent directors and may prevent or delay a merger, tender offer, or proxy contest involving us that is not approved by our Board of Directors (the “Board”), even if such events may be beneficial to the interests of shareholders. For example, our Board, without shareholder approval, has the authority and power to issue all authorized and unissued shares of common stock which have not otherwise been reserved for issuance, on such terms as the Board determines. The Board could also issue 5,000,000 shares of preferred stock on terms determined by the Board, and such preferred stock could have voting or conversion rights which could adversely affect the voting power of the holders of our common stock. In addition, California law contains provisions that have the effect of making it more difficult for others to gain control of the Company.

The price of our common stock may be volatile, which may cause investment losses for our shareholders

Since our initial public offering in August 1996, the price and trading volume of our common stock have been volatile, and such volatility has been particularly high since April 2010.  From August 1996 to March 2010 the price of our common stock ranged from below $1 per share to over $8 per share, and the monthly trading volume varied from under 200,000 shares to over 7.8 million shares.  Since April 1, 2010, the closing price of our common stock on any given day has ranged from $1.61 to $3.50 per share.  In April and May 2010, aggregate trading volume was 42.7 million, an average of over 1 million shares per day.  In the future, the market price of our common stock may continue to be volatile and could fluctuate substantially due to many factors, including:

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

In addition, the stock market in general, the NASDAQ Capital Market, and the market for shares of novel technology and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, the market prices of bioscience companies have been unusually volatile in the last year, and such unusual volatility may continue for the foreseeable future. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, shareholder derivative lawsuits and securities class action litigation have often been instituted against that company. Such litigation, if instituted against the Company or our officers and directors, could result in substantial costs and a diversion of management’s attention and resources.  In addition, this volatility could adversely affect an investor’s ability to sell shares of our common stock and/or the available price for such shares, and could result in lower prices being available to an investor if the investor wishes to sell their shares at any given time.

Our future capital needs are uncertain, and we currently expect that we will need additional funds in the future which may not be available on acceptable terms or at all

Our capital requirements will depend on many factors, including, among other factors:

•	the acceptance of, and demand for, our products;

•	the success of our strategic partners in developing and selling products derived from our technology;

•	the costs of further developing our existing, and developing new, products or technologies;

•	the extent to which we invest in new technology, testing and product development;

•	the timing of vendor payments and of the collection of receivables, among other factors affecting our working capital;

•	the exercise of outstanding options or warrants to acquire our common stock;

•	the number and timing of acquisitions and other strategic transactions, if any; and

•	the costs associated with the continued operation, and any future growth, of our business.

We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs during the next twelve months and as a result, we expect that we will need to increase our liquidity and capital resources by one or more measures, which may include reducing operating expenses, raising additional financing in future periods through the issuance of debt, equity, or convertible securities, entering into partnership, license, or other arrangements with third parties, reducing the exercise price of outstanding warrants, or through other means, any one of which could reduce the value to us, perhaps substantially, of our technology and its commercial potential.  Such funds may not be available on favorable terms, or at all. Insufficient funds would result in a material adverse effect on our business and operations and could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or customer requirements, and further may require us to delay, scale back or eliminate some or all of our research and product development programs, license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, or to reduce or cease operations.  If adequate funds are not available when needed, we may be required to significantly modify our business model to reduce spending to a sustainable level. Such modification of our business model could also result in an impairment of assets which cannot be determined at this time. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing shareholders may experience dilution, and in addition the new equity or debt securities may have rights, preferences and privileges senior to those of our existing shareholders.  If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization.

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

If outstanding options and warrants to purchase shares of our common stock are exercised, or if other remaining authorized shares of our common stock are issued, the interests of our shareholders could be diluted

We have 7,937,079 shares of common stock reserved for issuance, which includes shares under equity compensation plans, vested and unvested options, warrants, and unvested restricted stock.  The outstanding stock options and warrants have a weighted-average exercise price of approximately $2.41.  In addition, 6,786,314 authorized shares of our common stock remain available for future issuance under equity compensation plans or otherwise.  The exercise of options and warrants, and the sale of shares underlying such options or warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares.  Investors may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under our stock option plans, and options and warrants yet to be granted or issued.

We may not be able to utilize all of, or any of, our tax net operating loss carry-forwards and our future after-tax earnings, if any, could be reduced

At April 30, 2010, we had federal and California tax net operating loss carry-forwards of approximately $50 million and $40 million, respectively.  Utilization of these net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code as well as similar state provisions. These ownership changes may limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since the Company’s formation, we have raised capital through the issuance of capital stock on several occasions (both before and after our initial public offering in 1996) which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition.  While we believe that the Company has not experienced an ownership change, the pertinent tax rules related thereto are complex and subject to varying interpretations, and thus complete assurance cannot be provided that the taxing authorities would not take an alternative position.

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

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

In May 2010, we issued an aggregate of 61,200 shares of restricted stock to three of our independent directors, and a ten year option to purchase 30,000 shares at an exercise price of $3.09 per share, to one of our independent directors.  The options and the restricted shares vest in full after one year.  In addition, we issued options to purchase an aggregate of 360,000 shares at an exercise price of $3.09 per share, to our three executive officers.  These options have a ten year term and vest annually in equal increments over four years.

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
Michael L. Krall President / Chief Executive Officer (Principal Executive Officer) June 9, 2010

By:	/s/ Andrew J. Buckland
Andrew J. Buckland Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) June 9, 2010