Form 10-K
period 2010-07-31
PURE BIOSCIENCE
filed 2010-10-28
CIK 1006028

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐ (Do not check if a smaller reporting company)     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒

As of October 26, 2010, the registrant had 36,957,882 shares of its common stock, no par value, issued and outstanding.

The aggregate market value of the registrant’s voting stock held by non-affiliates, as of the last day of the registrant’s second quarter of the fiscal year ended July 31, 2010, was approximately $44,904,000 (computed on the basis of the last trade of the common stock on the NASDAQ Capital Market on January 29, 2010).

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A in connection with the Annual Meeting of Shareholders to be held on or about January 19, 2011 are incorporated herein by reference into Part III of this Annual Report. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after July 31, 2010.

Other Information

As used in this 10-K, the terms “we”, “us”, “our” and “the Company” refer to PURE Bioscience, a California corporation, and its subsidiaries, on a consolidated basis, unless otherwise stated.

PURE Bioscience

FORM 10-K

for the Year Ended July 31, 2010

PART I

CAUTIONARY STATEMENT

This Annual Report contains forward-looking statements regarding our business, financial condition, results of operations and prospects.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, statements concerning future matters such as the development of new products, sales levels, expense levels, cash flows and other statements regarding matters that are not historical are forward-looking statements.

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

Item 1.  Business

Overview
PURE Bioscience (sometimes referred to herein as the “Company,” “we”, “us” or “our”) was incorporated in the state of California on August 24, 1992 as Innovative Medical Services.  In September 2003, we changed our name from Innovative Medical Services to PURE Bioscience.  We began as a provider of pharmaceutical water purification products for the pharmacy market.  In 2000, we commenced investments in the development of novel bioscience technologies, and subsequent to the May 2005 sale of our Water Treatment Division we have been exclusively focused on the development and commercialization of our bioscience technologies.

We are expanding into markets with broad potential by developing new, proprietary bioscience products based upon our patented silver ion antimicrobial technologies, which we believe can provide novel, non-toxic solutions to numerous global health challenges and represent innovative advances in diverse markets. We believe that our technologies are in a position to contribute significantly to today’s global trend toward industrial and consumer use of environmentally friendly products, while providing competitive advantages in efficacy and safety.

Bioscience Technologies
Our flagship bioscience technology is a patented, aqueous antimicrobial called silver dihydrogen citrate (“SDC”). A new molecular entity, SDC is an electrolytically generated source of stabilized ionic silver that can serve as the basis for a broad range of products in diverse markets. SDC liquid is colorless, odorless, tasteless, non-caustic and formulates well with other compounds. We believe that SDC is distinguished from competitors in the marketplace because of its superior efficacy combined with reduced toxicity. We are producing pre-formulated, ready-to-use products for both our own brands and for private label distribution, as well as varying strengths of SDC concentrate as an additive or raw material for inclusion in other companies’ products.  We are also producing SDC as an active pharmaceutical ingredient, which is currently in clinical trials for multiple indications. In addition to SDC, we have obtained patent protection for ionic silver-based molecular entities utilizing 14 organic acids other than citric acid.

Principal Products
We currently have U.S. Environmental Protection Agency (“EPA”) registration for six SDC-based products including (i) our 2400-parts per million (“ppm”) technical grade SDC concentrate (trade name Axenohl); (ii) our Axen and Axen30, our ready-to-use hard surface disinfectant products for commercial, industrial and consumer applications including restaurants, schools, homes, and childcare and medical facilities; (iii) our Axen50 food contact surface sanitizer for sanitization of food contact surfaces and equipment in environments such as farms, food processing plants, schools, hospitals, restaurants and homes; and (iv) our SDC3A disinfectant and food contact surface sanitizer.

The current EPA registrations for our ready-to-use hard surface disinfectants include bacteria kill times as quick as 30 seconds, 24 hour residual kills on standard indicator bacteria, 2-minute kill times on some resistant strains of bacteria, a 10-minute kill time on fungi, a 30-second kill time on HIV Type I, and a 3 to 10-minute kill time on other viruses. These claims distinguish the efficacy of our disinfectants from many of the leading commercial and consumer products currently on the market, while maintaining lower toxicity ratings.  Based on the EPA toxicity categorization of antimicrobial products that ranges from Category I (high toxicity) down to Category IV, PURE’s ready-to-use products, combining the biocidal properties of ionic silver and citric acid, are EPA Category IV antimicrobials for which precautionary labeling statements are normally not required. This compares with at least Category II warning statements for most leading brands of antimicrobial products.

In August 2009, as a result of our 6-year petition process, the EPA published an amendment to the Federal Register establishing a concentration limit for silver in end use solutions eligible for tolerance exemption, specifically in the form of 50 ppm silver dihydrogen citrate. Concurrently with the amendment, the EPA registered our 50 ppm indirect food contact surface sanitizer product.  Food contact surface sanitizers must show efficacy against two indicator organisms; staphylococcus aureus and escherichia coli. Our food contact surface sanitizer demonstrated a >99.999% reduction in the number of organisms within 30 seconds. We subsequently submitted a registration to the EPA to add the food contact surface sanitizer claims to our previously-registered 30 ppm hard surface disinfectant formula, SDC3A.  The EPA registered the disinfectant/sanitizer formula in April 2010, and we immediately filed a federal sub-registration and subsequent state registrations for the disinfectant/sanitizer product to be sold as IV-7 Ultimate Germ Defense for Food Contact Surfaces™.  We expect that nationwide registration of our SDC3A disinfectant/sanitizer will open new markets for our technology, as food borne illnesses create significant health and economic problems in the U.S. and internationally.

The tests conducted to obtain our EPA registrations were performed by nationally recognized independent laboratories including Nelson Laboratories of Salt Lake City, Utah and ATS Labs (formerly AppTec ATS) of St. Paul, Minnesota, under AOAC protocol and GLP regulations in accordance with EPA regulations.

We also produce an SDC-based antimicrobial product that we believe provides the first 24-hour residual protection against norovirus.  We market the product to the cruise ship industry under the name Cruise Control®; however, to date we have not sold any product and expect that sales, if any, would be dependent on significant testing and evaluation of the product by potential purchasers.  Cruise Control is not currently registered with the [EPA] and is not currently available for sale in the U.S.

In addition, we manufacture a concentrated SDC-based water treatment product.  Although this product is not currently registered with the [EPA] and is not currently available for sale in the U.S., we have supplied it through charitable organizations to provide water treatment solutions following international disasters, including the recent earthquake in Haiti.

In July 2008, we entered into a development and licensing agreement for SDC-based products for human use with FTA Bioscience, LLC (“FTA”).  FTA has begun formulation and clinical projects for FDA-regulated dermatology products containing SDC.  In July 2010, based on preclinical data developed by FTA, we granted two product-specific licenses to FTA for the development of an SDC-based treatment for tinea unguium, also referred to as onychomycosis (nail fungus), as well as for tinea pedis (athlete’s foot).  These licenses will allow FTA to file Investigational New Drug (“IND”) applications with the FDA and pursue clinical trials.  Under our agreement with FTA, we will be responsible for providing pharmaceutical-grade SDC concentrate as an Active Pharmaceutical Ingredient (“API”).

Customers
We rely on third parties to market and distribute our products.  Our partners and distributors are marketing our SDC products to industrial and consumer markets, however these products have not yet been widely accepted into the marketplace.

We sell, or plan to sell, SDC in a variety of concentrations and formulations.  We sell SDC concentrate to certain partners who in turn (i) resell the concentrate as an active ingredient or preservative in other companies’ products; (ii) blend the product into hard surface disinfectant products for sale to retail, commercial and institutional customers; and/or (iii) develop novel formulations under a license granted by us. In addition, we sell both bulk and individually bottled hard surface disinfectant products, both directly and through distributors, to retail, commercial and institutional customers.

To date, customers purchasing our hard surface disinfectants have primarily been distributors who sell such products under their own labels as a sub-registrant of our EPA master label in the U.S., and under foreign jurisdiction registrations in foreign markets.  However, during the fiscal year ended July 31, 2010 (“Fiscal 2010”), we commenced selling our hard surface disinfectants under our own label, IV-7 Ultimate Germ Defense™ (“IV-7”) through an alliance with a Dallas-based sales and marketing organization, Richmont Sciences, LLC (“Richmont”), to commercial distributors and commercial customers.  Under this agreement with Richmont, we recognize revenues for products sold to third parties, and pay marketing fees to Richmont based upon those revenues.  We recognized revenue from the first sales of IV-7 under this agreement during Fiscal 2010.

In May 2010, IV-7 was launched direct to consumers via a direct sales channel, by a newly formed company called IV-7 Direct, an affiliate of Richmont.  We sell finished products at contracted unit prices to IV-7 Direct, for IV-7 Direct to resell through a network of independent sales associates using a multi-level sales model.  Our revenue for Fiscal 2010 includes the sale to IV-7 Direct of finished products for the direct sales channel.  PURE Bioscience does not have an equity interest in either IV-7 Direct or Richmont.

As our disinfectants contains a novel, patented molecule, the market adoption of such products can take significantly longer than for a reformulation of a mature product under an existing brand name.  However, we are hopeful that Richmont and our other distributors will successfully achieve market acceptance of our products as a result of the novel selling points of SDC, such as its broad spectrum efficacy, low toxicity and lack of evidence of pathogenic resistance.

Our EPA registration for an SDC-based sanitizer for food contact surfaces will enable us, subject to receipt of state registrations, to sell IV-7 as both a new food surface sanitizer and as a disinfectant with the new food contact sanitization claim included.

We also sell SDC concentrate to BASF (formerly Ciba Specialty Chemical), who in turn resells the concentrate under BASF’s own brand names within the global personal care, household and institutional markets.  BASF currently sells our SDC concentrate on a non-exclusive basis within these markets.  BASF’s customers include many global, well established companies with powerful existing brands.  In 2009, BASF’s customers launched the first name brand personal care products containing SDC as the active ingredient.

Under our agreement with FTA, FTA is funding and directing all development activities and FDA regulatory filings.  Subject to FDA approvals, if any, we would receive payments from FTA on the achievement of certain milestones for each licensed indication; royalties on commercial sales of any products developed and sold under the agreement; and a transfer price for any SDC API manufactured by us for incorporation into products developed and sold under the agreement.

We also have other pending EPA applications, for additional uses and for new formulations.  For example, SDC is currently in various trials by third parties in the food processing and agriculture industries, both of which we consider to be significant market opportunities.  While we cannot predict the timing or scale of any of these opportunities, and we are competing in highly competitive markets, we believe that our SDC technology has significant advantages over existing technologies.  With the additional food contact sanitizer claims, and provided we are successful in gaining approvals for additional uses and for new formulations, we expect to attract new, well capitalized partners and distributors.

During Fiscal 2010, sales to each of BASF and Harmony Bioscience, our distributor of hard surface disinfectant products to Asia, comprised 10% or more of our revenues.  83% of product sales for the year were made to U.S. domestic customers.  The balance of future revenues by territory is unknown at this time, however we expect the United States to continue to be our largest market for the foreseeable future.

Segment Information
We believe that based upon the end use of our products, the value added contributions made by us, the regulatory requirements, our customers and partners, and the strategy required to successfully market finished products, we are operating in a single segment.  See Note 12 to the consolidated financial statements (“Business Segment and Sales Concentrations”) elsewhere in this 10-K for more information regarding our business segments.

Competition
The markets for SDC and each of its potential channels are highly competitive.  We have a number of competitors that vary in size, scope and breadth of products offered.  Such competitors include some of the largest global corporations, and many of our competitors have significantly greater financial resources than we do.  We expect to face additional competition from other competitors in the future.

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

Patents and Intellectual Property
Our objective is to obtain, maintain and enforce patent protection for our products, compounds, formulations, processes, methods and other proprietary technologies invented, developed, licensed or acquired by us, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties, both in the U.S. and in other countries. Our policy is to actively seek to obtain, where appropriate, intellectual property protection for our products, proprietary information and proprietary technology through a combination of contractual arrangements and laws, including patents, both in the U.S. and elsewhere in the world.

We also depend upon the skills, knowledge and experience of our scientific and technical personnel, as well as that of our advisors, consultants and other contractors. To help protect our proprietary know-how that is not patentable, and for inventions for which patents may be difficult to enforce, we rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we require our employees, consultants, advisors and certain other contractors to enter into confidentiality agreements in order to prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. Additionally, these confidentiality agreements require that our employees, consultants and advisors do not bring to us, or use without proper authorization, any third party’s proprietary technology.  In addition, we enter into evaluation and/or licensing agreements, when working on development projects with third parties, which contain clauses intended to protect our proprietary rights and intellectual property.

We own seven U.S. patents related to the SDC technology: Patent 6,197,814 (2001) for the SDC disinfectant and method of its making; Patent 6,583,176 (2003) covering the combination of SDC and alcohol as a disinfectant; Patents 6,890,953 (2005) and 7,601,755 (2009) covering treating water with SDC; Patent 7,261,905 (2007) covering our process of manufacturing complexes of electrolytically generated stabilized ionic silver with various organic acids; Patent 7,435,438 (2008) covering our process for treating consumable food products with SDC to reduce or eliminate microbial contamination; and during Fiscal 2010, the United States Patent and Trademark Office issued Patent 7,732,486, which covers our anhydrous SDC technology.

We also have a number of other patent applications pending in the U.S., including, among others, coverage of SDC in medical, personal care and preservative applications, as well as coverage of SDC in combination with traditional chemical disinfectants.  In addition, patents have issued or are pending for our SDC technology in approximately 70 countries.  We intend to continue to apply for patent protection for new technology we develop whenever we determine that the benefit of patent protection outweighs the cost of obtaining patent protection.

We own the registered trademarks or pending trademark applications for PURE Bioscience®, Powered by SDC Ag+™,     Staph Attack®, Staphacide®, Axenohl®, Axen™, Silvérion®, Kinderguard®, Cruise Control®, Nutripure™, Elderguard™, Critterguard™, Innovex®, RoachX®, AntX™, and TrapX®.

Manufacturing
We manufacture and blend SDC products in our manufacturing facility at our corporate headquarters in El Cajon, California.  We manufacture SDC concentrate, and all SDC concentrated products, exclusively in our facility and currently intend to maintain all concentrate manufacturing in our own facility and under our own control.  Our manufacturing facility and process for the production of pharmaceutical-grade SDC concentrate as an Active Pharmaceutical Ingredient have received Current Good Manufacturing Practice (cGMP) certification.

In addition to the processes for manufacturing SDC concentrate and bulk SDC-based hard surface disinfectant, we have an automated blending and packaging operation that allows us to produce finished, labeled, diluted end-use products.  If necessary, we are able to outsource some blending and packaging operations to one or more third parties, and may do so where it is economically advantageous to us and to our customers, particularly in regard to the reduction of shipping costs.  During Fiscal 2010, we used a third party to bottle and label certain of our finished disinfectant products.

Silver, the primary active ingredient in SDC, is a readily available commodity.  The other active and inactive ingredients in our concentrated and ready-to-use products are readily available from multiple chemical supply companies.

Research and Development
We conduct our primary research and development (“R&D”) activities in-house, and use third-party laboratories to conduct independent testing.  Our in-house R&D includes development and evaluation of our core technology, and formulation development and testing to support both ours and our partners’ development activities.  In addition, a number of our international and domestic strategic partners perform R&D at their own cost under our mutual agreements, in order to develop and expand markets for SDC.

Total R&D expense was $1,927,200 and $1,468,500 in Fiscal 2010 and the fiscal year ended July 31, 2009 (“Fiscal 2009”), respectively.  Such expense includes employee compensation expense, laboratory costs, amounts paid to academic research establishments, outside legal costs for maintaining issued patents, capitalized patent amortization, and third-party laboratory testing expenses.

Government Regulation
The SDC-based antimicrobial products that we manufacture and sell in the United States are regulated by the EPA under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”). We have four such products currently registered by the EPA under FIFRA: our 2400-parts per million (ppm) technical grade SDC concentrate (trade name Axenohl); our Axen and Axen30 hard surface disinfectant products; and an SDC-based sanitizer for sanitization of food contact surfaces registered under the trade name Axen50.  As we continue to develop new products, we will require a registration from the EPA in order to market additional products in the U.S.  Each new formulation of an SDC-based product requires such a registration.  There is no guarantee that the EPA will grant any registration for the products we submit to them for approval.

In addition to the Federal EPA, each of the 50 U.S. states has its own agency that regulates pesticide sales into their state. Prior to distributing a product into any of these states, a registration from the applicable agency is required. In addition to our own products, we market our antimicrobial products to third party distributors, each of whom is responsible for obtaining these state registrations.

We have chosen to pursue certain approvals through the FDA by partnering with other companies who have assumed, or will assume, responsibility for the testing and regulatory process for selected potential FDA regulated SDC-based products.  Pursuant to our development and licensing agreement with FTA, FTA has begun formulation and clinical projects for FDA-regulated dermatology products containing SDC.  Under our agreement with FTA, we will be responsible for providing pharmaceutical-grade SDC concentrate as an API.  Our SDC technology also shows promise as a broad-spectrum antimicrobial for multiple other medical indications, including wound and burn care, and we expect that under future collaboration agreements for such indications, if any, we will also provide pharmaceutical-grade SDC concentrate as an API.  As a manufacturer of an API, we are or will be required to register with the FDA and will be subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation requirements, which require manufacturers of API’s to adhere to certain regulations, including testing, quality control and documentation procedures. In 2007, our manufacturing facility and process for the production of pharmaceutical-grade SDC concentrate as an API received Current Good Manufacturing Practice (cGMP) certification, however there is no guarantee that we will be able to maintain this certification, or otherwise meet FDA regulations for the production of an API.  Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA.

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

Employees
As of October 26, 2010, we employed twenty-four people, all of who were full-time employees.  We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. None of our employees are covered by a collective bargaining agreement.  We believe our relations with our employees are good.

Company Website
We maintain a website at www.purebio.com.  We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission (“SEC”). Our website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K.  In addition to our website, the SEC maintains a website (www.sec.gov) that contains our periodic reports, proxy and information statements, and other information.  You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100-F Street, NE, Washington, DC 20549.  You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Executive Officers of the Registrant
The following table and information below sets forth information with respect to each of our current executive officers:

Name	Age	Position	Held Position Since

Michael L. Krall	58	President, CEO, Chairman, Director	1992

Andrew J. Buckland	47	CFO, Principal Accounting Officer	2005

Donna Singer	40	Executive Vice President, Director	1998

Our executive officers serve at the discretion of our Board of Directors.  On October 12, 2009, the Company entered into employment agreements with Mr. Krall, Mr. Buckland, and Ms. Singer.  Each of these agreements continues until termination by either the Company or the executive.

Business Experience

MICHAEL L. KRALL    Mr. Krall is our President, Chief Executive Officer, and Chairman of the Board, positions that he has held since 1992.

ANDREW J. BUCKLAND    Mr. Buckland has been our Chief Financial Officer since joining the company in 2005.  Prior to joining PURE, Mr. Buckland served as Vice President of Finance at Cardionet, Inc.  Previous to that, Mr. Buckland served as Chief Financial Officer and as Chief Accounting Officer of Advanced Tissue Sciences, a public biotechnology company based in San Diego. He earned an MBA from the University of California, Irvine and a BA (with Honors) from the University of the West of England Business School.

DONNA M. SINGER    Ms. Singer is the Executive Vice President of PURE Bioscience and has been a director since 1997. From 1996 to 1998, Ms. Singer served as Vice President of Operations for the Company.

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

We have a history of losses, and we may not achieve or maintain profitability

We had a loss of $6.8 million after taxes for Fiscal 2010, a loss of $7.1 million after taxes for Fiscal 2009, and a loss of $6.5 million after taxes for the fiscal year ended July 31, 2008 (“Fiscal 2008”).  As of July 31, 2010, we had an accumulated deficit of approximately $45.3 million. We expect to continue to have losses in future periods.  If the penetration into the marketplace of SDC and SDC based products takes longer than anticipated or is otherwise unsuccessful, revenue growth is slower than anticipated or operating expenses exceed expectations, it may take an unforeseen period of time to achieve or maintain profitability and we may never achieve or maintain profitability.  Slower than anticipated revenue growth could force us to reduce research, testing, development and marketing of our technology, and/or force us to reduce the size and scope of our operations, to sell or license our technology to third parties, or to cease operations altogether.

The risks associated with our business may be more acute during periods of economic slowdown or recession.  In addition to other consequences, these periods may be accompanied by decreased consumer and institutional spending generally, as well as decreased demand for, or additional downward pricing pressure on, our products.  Accordingly, any prolonged economic slowdown or a lengthy or severe recession with respect to either the U.S. or the global economy is likely to have a material adverse effect on our results of operations, financial condition and business prospects.  As a result, given the recent deterioration and continuing weakness in the U.S. and global economies, as well as the decreasing purchasing power of consumers and institutions, we expect that our business will continue to be adversely affected for so long as, and to the extent that, such adverse economic conditions exist.

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

We believe that our current cash resources are sufficient to meet our anticipated needs during the next twelve months, however we do not yet have, and we may never have, significant cash inflows from product sales or from other sources of revenue to offset our ongoing and planned investments in corporate infrastructure, research and development projects, regulatory submissions, business development activities, and sales and marketing, among other investments.  Some or all of our ongoing or planned investments may not be successful.  In addition, irrespective of our cash resources, we may be contractually or legally obligated to make certain investments, which cannot be postponed.

We expect that we will need to increase our liquidity and capital resources by one or more measures, which may include reducing operating expenses, raising additional financing in future periods through the issuance of debt, equity, or convertible securities, entering into partnerships, licenses, or other arrangements with third parties, reducing the exercise price of outstanding warrants, or through other means, any one of which could reduce the value to us, perhaps substantially, of our technology and its commercial potential.  There is no guarantee that we would be able to obtain capital on terms acceptable to us, or at all. Insufficient funds would result in a material adverse effect on our business and operations and could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or customer requirements, and further may require us to delay, scale back or eliminate some or all of our research and product development programs, license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, or to reduce or cease operations.  If adequate funds are not available when needed, we may be required to significantly modify our business model and operations to reduce spending to a sustainable level. Such modification of our business model and operations could also result in an impairment of assets which cannot be determined at this time. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing shareholders may experience dilution, and in addition the new equity or debt securities may have rights, preferences and privileges senior to those of our existing shareholders.  If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization.

We have 44,330,230 shares of common stock issued and outstanding or reserved for issuance.  Shares reserved for issuance include shares under equity compensation plans, vested and unvested options, warrants, and unvested restricted stock. Our current authorized capital stock is limited to 50,000,000 shares of common stock and 5,000,000 shares of preferred stock.  Any increase in our authorized capital stock would require the approval of a majority of our shareholders as well as the approval of our Board of Directors.  If we were unable to increase our authorized capital stock for any reason, our ability to raise additional capital through the issuance of equity or convertible debt would be severely compromised and we may be unable to obtain equity or convertible debt capital at all.

If our efforts to achieve and maintain market acceptance of our core SDC technology are not successful, we are unlikely to attain profitability

For the past several years, we have invested most of our time and financial resources in the development and commercialization of our core SDC technology.  We expect that sales of SDC concentrate and SDC-based products will constitute a substantial portion, or all, of our revenues in future periods.  As a result, our success is highly dependent on a single technology.  Any material decrease in the level of sales or expected sales of, or the prices for, SDC concentrate or SDC-based products, whether as a result of competition, change in customer demand, government regulatory action, or any other factor, would have a materially adverse effect on our business, financial condition and results of operations.

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

If we are not able to manage any growth we achieve effectively, we may not become profitable

If our efforts to achieve and maintain market acceptance of our SDC technology are successful, we will need to expand our business operations.  There can be no assurance that we will have sufficient resources to do.  There also can be no assurance that if we continue to invest in additional infrastructure, we will be effective in expanding our operations or that our systems, procedures or controls will be adequate to support such expansion. In addition, we would need to provide additional sales and support services to our partners, potentially in multiple markets.  Failure to properly manage increased customer demands, if any, could result in a material adverse effect on customer satisfaction, our ability to meet our contractual obligations, and on our operating results.

The industries in which we operate are heavily regulated and we may be unable to compete effectively

We are a bioscience company focused on the marketing and continued development of our electrolytically generated stabilized ionic silver technology, including our flagship SDC antimicrobial.  The risks, regulatory hurdles and costs of doing business in our target markets are high. Government regulation in the U.S. and in other countries is a significant factor in the development, manufacturing and marketing of our products, and in our ongoing research and development activities. We believe that all products derived from SDC, or products that may be derived from SDC in future periods, require or will require approval by government agencies prior to marketing or sale in the U.S. or in foreign markets.  Complying with applicable government regulations and obtaining necessary approvals can be time consuming and expensive, and there can be no assurance that regulatory review will not involve delays or other actions adversely affecting the marketing and sale of our products.  For example, regulatory review of SDC by the EPA has historically been time consuming and expensive, due in part, we believe, to the novel nature of our technology.  While we cannot accurately predict the outcome of any pending or future regulatory review processes, we expect such processes to remain time consuming and expensive as we, or our partners, apply for approval to market new formulations or to make new or additional claims.  We also cannot predict the extent or impact of future legislation or regulation in the U.S. or in foreign markets.

Some of our potential bioscience applications, for example those aimed at healthcare, food preparation and agriculture markets, will also require approval by government agencies prior to marketing or sale in the U.S. or in foreign markets.  If or until we, or our partners, obtain approvals from the appropriate regulatory authorities, we would not be able to market or sell such products, which would limit our revenues.  Even after approval, if any, we will remain subject to changing governmental policies regulating antimicrobial products.

Our SDC is a platform technology rather than a single use applied technology. As such, products developed from the platform fall under the jurisdiction of multiple U.S. and international regulatory agencies. We currently have EPA registration for our 2400-parts per million (ppm) technical grade SDC concentrate (trade name Axenohl), as well as for our Axen and Axen30 hard surface disinfectant products.  In addition, in August 2009, the EPA published an amendment to the Federal Register establishing a concentration limit for silver in end use solutions eligible for tolerance exemption, specifically in the form of 50 ppm silver dihydrogen citrate. Concurrently with the amendment, the EPA registered our 50 ppm indirect food contact surface sanitizer product.  We subsequently submitted a registration to the EPA to add the food contact surface sanitizer claims to our previously-registered 30 ppm hard surface disinfectant formula, SDC3A.  The EPA registered the disinfectant/sanitizer formula in April 2010, and we immediately filed a federal sub-registration and subsequent state registrations for the disinfectant/sanitizer product to be sold as IV-7 Ultimate Germ Defense for Food Contact Surfaces™.  In addition to the EPA, each of the 50 United States has its own government agencies that regulate the sale or shipment of our products into their state.  There can be no guarantee that a particular state, or any state, will allow the continued sale of existing SDC-based products, or will allow the sale of any new applications of our products in future periods.

We are responsible for the accuracy of any claims made by us or our partners or distributors related to SDC-based products, and their consistency with claims approved by the regulatory authorities, including the EPA, any state, or any foreign regulatory authority.  We have limited ability to monitor or regulate claims made by our partners and distributors, including but not limited to claims made in marketing materials, internet sites, by e-mail, or verbally.  Failure by us or our partners to comply with approved label claims could result in fines, or to the withdrawal of approval for us or our partners and distributors to market our products, in any or all jurisdictions, and/or our failure to successfully commercialize SDC or otherwise achieve revenue growth.

We intend to fund and manage certain of our EPA-regulated product development internally, in conjunction with our regulatory consultants and by partnering with other third parties.  We have also partnered, or intend to partner, with third parties who are seeking, or intend to seek, approvals to market SDC-based products in markets outside the U.S.  However, the introduction of additional regulated antimicrobial products in the U.S., or in markets outside the U.S., could take several years, or may never be achieved.  Existing state, federal or international approvals may not be maintained.  Additionally, doing business internationally carries a great deal of risk with regard to foreign government regulation, financial instruments and banking, currency fluctuation, and many other factors.

We are subject to intense competition

Our SDC-based products compete in highly competitive markets dominated by prominent chemical and pharmaceutical companies. Many of our competitors have significantly greater financial resources than we do in multiple areas that include sales, marketing, branding, product development and research.  Many of our competitors already have well established brands and distribution capabilities, and in some cases are able to leverage the sale of other products with more favorable terms for products competing with our own.  Competition by existing or potential chemical and pharmaceutical manufacturers and distributors could substantially limit or eliminate our potential market share and ability to profit from our products and technologies.  Our ability to compete will depend upon our ability, and the ability of our distributors and other partners, to develop brand recognition and novel distribution methods, and to displace existing, established and future products in our relevant target markets.  We, or our distributors and partners, may not be successful and/or diligent in doing so.

Pricing and supply issues may have a material impact on our margins and our ability to supply our customers

All of the supply ingredients used to manufacture our products are available from multiple suppliers.  However, commodity prices for some ingredients can vary significantly and the margins that we are able to generate could decline if prices rise.  For example, both silver and citric acid prices have been volatile in recent periods.

In addition to such commodities, for finished products we also rely on producers of specialized packaging inputs such as bottles and labels.  Due to their specialized nature, the supply of such inputs can be periodically constrained, resulting in additional costs to obtain these items, which may in turn inhibit our ability to supply products to our customers.

In many of our distribution and development agreements, we are unable to raise our product prices to our customers quickly to maintain our margins, and significant price increases for key inputs could therefore have an adverse effect on our results of operations.  Price increases can also result in lost sales, and any inability to supply our customers’ orders can lead to lost future sales to such customers.

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

Failure by us or our partners to comply with current or future governmental regulations and quality assurance guidelines could lead to temporary manufacturing shutdowns, product recalls or related field actions, product shortages, delays in product manufacturing, and significant cost to us.  Efficacy or safety concerns and/or manufacturing quality issues with respect to our products or those of our partners could lead to product recalls, fines, withdrawal of approvals, declining sales, and/or our failure to successfully commercialize SDC or otherwise achieve revenue growth.

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

If a natural or man-made disaster strikes our manufacturing facility, we may be unable to manufacture our products for a substantial amount of time and our sales and profitability may decline

Our sole manufacturing facility and the manufacturing equipment we use to produce our products would be costly to replace and could require substantial lead-time to repair or replace.  The facility may be affected by natural or man-made disasters and in the event they were affected by a disaster, we would be forced to set up alternative production capacity, or rely on third party manufacturers to whom we would have to disclose our trade secrets.  Although we possess insurance for damage to our property and the disruption of our business, such insurance may not be sufficient to cover all of our potential losses, may not continue to be available to us on acceptable terms, or at all, and may not address the marketing and goodwill consequences of our inability to provide products to meet customers’ requirements.

If we are unable to successfully develop or commercialize new applications of our SDC technology, our operating results will suffer

In addition to its use on inanimate surfaces, we believe that our SDC technology also shows promise as a broad-spectrum antimicrobial for use in human and veterinary healthcare products.  We or our partners plan to pursue additional EPA, FDA and other required regulatory approvals for other applications. We have entered into agreements with FTA Bioscience, LLC for the development and commercialization of certain FDA regulated SDC-based products.  However, we do not exercise any control over FTA.  FTA’s resources are limited and progress to date on all indications has been slow.  Any products developed may never achieve regulatory approval or be commercialized.  If indications are commercialized, we may not receive a share of future revenues that provides an adequate return on our historical or future investment.

Our ability to generate increased revenue depends in part upon the ability and willingness of our current and potential strategic partners to increase awareness of our technology and its applications to their customers, and to provide implementation services.

During the three months ended April 30, 2010 (the “Third Quarter”), we commenced selling our EPA-approved hard surface disinfectant under our own label, IV-7 Ultimate Germ Defense™ (“IV-7”) through an alliance with a Dallas-based sales and marketing organization, Richmont Sciences, LLC, to commercial distributors and commercial customers.  Additionally, beginning in May 2010, IV-7 was sold for the first time to consumers through a separate newly established direct sales channel, by a newly formed company called IV-7 Direct, an affiliate of Richmont.  Sales to date have not been significant, and if Richmont or our other our strategic partners fail to generate sales of, or increase awareness of, our products or technology for any reason, or to assist us in getting access to decision-makers, we may need to increase our marketing expenses, change our marketing strategy or enter into marketing relationships with different parties, any of which could impair our ability to generate increased revenue or to generate profits from our technology.

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

•	we may not increase our sales to our existing customers and expand our customer base;

•	we may not succeed in maintaining or expanding our current sales and in penetrating other markets and applications of our SDC technology;

•	we or our partners and/or distributors may not establish or maintain effective marketing programs and create product awareness or brand identity;

•	our partners’ and/or distributors’ goals and objectives may not be consistent with our own;

•	we may not attract and retain key business development, technical and management personnel;

•	we may not maintain existing, or obtain new, regulatory approvals for our technology and products;

•	we may not succeed in locating strategic partners and licensees of our technology;

•	we may not effectively manage our anticipated growth; and

•	we may not be able to adequately protect our intellectual property.

In addition, because of our limited operating history and the early stage of market development for our SDC technology, we have limited insight into trends that may emerge and affect our business.  Forecasting future revenues is difficult, especially because our technology is novel, and market acceptance of our products could change rapidly.  In addition, our customer base is highly concentrated.  Fluctuations in the buying patterns of our current or potential customers could significantly affect the level of our sales on a period to period basis.  As a result, our financial results could fluctuate to an extent that may not meet market expectations and that also may adversely affect our stock price.  There are a number of other factors that could cause our financial results to fluctuate unexpectedly, including product sales, the mix of product sales, the cost of product sales, our ability for any reason to be able to meet demand, the achievement and timing of research and development and regulatory milestones, changes in expenses, including non-cash expenses such as the fair value of stock options granted, and manufacturing or supply issues, among other issues.

We have no product distribution experience, and we expect to rely on third parties who may not successfully sell our products

We have no product distribution experience and currently rely and plan to rely primarily on product distribution arrangements and/or sales and marketing services provided by third parties.  We have licensed or plan to license our technology to certain third parties for commercialization of multiple applications.  We expect to enter into additional distribution agreements and licensing agreements in the future, and we may not be able to enter into these additional agreements on terms that are favorable to us, if at all. Our future revenues from sales of our products, if any, will depend on the success of the efforts of these third parties, however we may have limited or no control over the distribution activities of these third parties, who could sell competing products and/or may devote insufficient sales efforts to our products.

We expect to rely on third parties to develop SDC-based products, and they may not do so successfully or diligently

We rely in part on third parties to whom we license rights to our technology to develop products containing SDC for many of the applications for which we believe SDC-based products have, or may have, market opportunities.  Generally, under our contractual relationships with these third parties, we rely on the third party to fund and direct product development activities and appropriate regulatory filings.  Any of these third parties may not be able to successfully develop such SDC-based products due to, among other factors, a lack of capital, a lack of appropriate diligence, a change in the evaluation by the third party of the market potential for SDC-based products, technical failures, and poorer than expected results from testing or trial use of any products that may be developed.

If we are unable to obtain, maintain or defend patent and other intellectual property ownership rights relating to our technology, we or our collaborators and distributors may not be able to develop and market products based on our technology, which would have a material adverse impact on our results of operations

We rely and expect in the future to rely on a combination of patent, trademark, trade secret and copyright protections, and contractual restrictions, to protect the proprietary aspects of our technology and business. These legal protections afford only limited protection for our intellectual property and trade secrets. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our proprietary technology or otherwise obtain and use information that we regard as proprietary.  We may not have sufficient resources to defend or litigate our proprietary rights, and we cannot assure you that our means of protecting such rights will be adequate.  The infringement of such rights could have a material negative impact on our business and on our results of operations.

We have filed for U.S. and foreign patent applications and trademark registrations for our patents and trademarks. We may not be successful in obtaining these patents and trademarks, and we may be unable to obtain additional patent and trademark protection in the future. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain.  It is possible that, despite our efforts, competitors or others will create and use products in violation of our patents and/or adopt service names similar to our service names or otherwise misappropriate our intellectual property. Such patent infringement or misappropriation could have a material adverse effect on our business. Any unauthorized production of our SDC-based products, whether in the U.S. or overseas, may reduce our own sales of SDC-based products, thereby reducing, perhaps significantly, our actual or potential profits.  Adopting similar names and trademarks by competitors could lead to customer confusion. Any claims or customer confusion related to our trademarks could negatively affect our business.

Litigation may be necessary to enforce our intellectual property rights and protect our trade secrets. If third parties prepare and file applications in the U.S. or other countries that claim trademarks used or registered by us, we may oppose those applications and may be required to participate in proceedings before the regulatory agencies who determine priority of rights to such trademarks. We may not have sufficient resources to defend our trademarks and any litigation or adverse priority proceeding could seriously harm our business and operating results.

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

To the extent that we operate internationally, the laws of foreign countries may not protect our proprietary rights to the same extent as the laws of the United States.  Many countries have a “first-to-file” trademark registration system. As a result, we may be prevented from registering or using our trademarks in certain countries if third parties have previously filed applications to register or have registered the same or similar trademarks. Our means of protecting our proprietary rights may not be adequate, and our competitors, or potential competitors, could independently develop similar technology.

We may become subject to product liability claims

As a business which manufactures and markets products for use by consumers and institutions, we may become liable for any damage caused by our products, whether used in the manner intended or not.  Any such claim of liability, whether meritorious or not, could be time-consuming and/or result in costly litigation. Although we maintain general and product liability insurance, our insurance may not cover potential claims and may not be adequate to indemnify for liabilities that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could harm our business and operating results, and you may lose some or all of any investment you have made, or may make, in our common stock.

Litigation or the actions of regulatory authorities may harm our business or otherwise distract our management

Substantial, complex or extended litigation could cause us to incur major expenditures and would distract our management. For example, lawsuits by employees, former employees, shareholders, partners, customers, or others, or actions taken by regulatory authorities, could be very costly and substantially disrupt our business.  Such lawsuits or actions could from time to time be filed against us and/or or our executive officers and directors.  Such lawsuits and actions are not uncommon, and we cannot assure you that we will always be able to resolve such disputes or actions on terms favorable to us, or that there will be sufficient capital resources available to defend such actions effectively, or at all.

Maintaining compliance with our obligations as a public company may strain our resources and distract management, and if we do not remain compliant our stock price may be adversely affected

Our common stock is registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  It is therefore subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.  Both the U.S. Congress and the SEC continue to issue new and proposed rules, and complying with existing and new rules has caused, and will continue to cause, us to devote significant financial and other resources to maintain our status as a public company.  In addition, in April 2008 we obtained a listing of our common stock on the NASDAQ Capital Market, adding the additional cost and administrative burden of maintaining such a listing.  These additional regulatory costs and requirements will reduce our future profits or increase our future losses, and an increasing amount of management time and effort will be needed to meet our regulatory obligations.

We are required to evaluate our internal control systems in order to allow management to report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act, and our management is required to attest to the adequacy of our internal controls.  Recent SEC pronouncements suggest that in the next several years we may be required to report our financial results using new International Financial Reporting Standards, replacing GAAP, which would require us to make significant investments in training, hiring, consulting and information technology, among other investments.  All of these and other reporting requirements and heightened corporate governance obligations that we face, or will face, will further increase the cost to us, perhaps substantially, of remaining compliant with our obligations under the Exchange Act and other applicable laws, including the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act of 2010.  In order to meet these incremental obligations, we will need to invest in our corporate and accounting infrastructure and systems, and acquire additional services from third party auditors and advisors.  As a result of these requirements and investments, we may incur significant additional expenses and may suffer a significant diversion of management’s time.  There is no guarantee that we will be able to continue to meet these obligations in a timely manner, and we could therefore be subject to sanctions or investigation, or the delisting of our common stock, by regulatory authorities such as the SEC or the NASDAQ Capital Market.  Any such actions could adversely affect the market price of our common stock, perhaps significantly.

Our publicly-filed reports are reviewed from time to time by the SEC, and any significant changes or amendments required as a result of any such review may result in material liability to us and may have a material adverse impact on the trading price of our common stock

The reports and other securities filings of publicly-traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements.  The SEC is required, pursuant to the Sarbanes-Oxley Act of 2002, to undertake a comprehensive review of a company’s reports at least once every three years, although an SEC review may be initiated at any time. While we believe that our previously filed SEC reports comply, and we intend that all future reports will comply, in all material respects with the published rules and regulations of the SEC, we could be required to modify, amend or reformulate information contained in our filings as a result of any SEC review.  Any modification, amendment or reformulation of information contained in such reports could be significant and result in material liability to us and have a material adverse impact on the trading price of our common stock.

We are dependent on our management team, and the loss of any key member of this team may prevent us from achieving our objectives in a timely manner

Our success depends largely upon the continued services of our executive officers and other key personnel. Pursuant to the employment laws of the State of California, our executive officers and key personnel could terminate their employment with us at any time without notice and without penalty. We do not maintain key person life insurance policies on our executive officers or other employees, other than Michael L. Krall, our President and Chief Executive Officer.  The policy we have on Mr. Krall would likely not provide a benefit sufficient to offset the financial losses resulting from the loss of Mr. Krall’s future services.  The loss of one or more of our executive officers or key employees could seriously harm our business, results of operations, financial condition, and/or the market price of our common stock. We cannot assure you that in such an event we would be able to recruit qualified personnel able to replace these individuals in a timely manner, or at all, on terms acceptable to either us or to any qualified candidate.

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

Anti-takeover provisions under our charter documents and California law could delay or prevent a change of control and could also limit the market price of our stock

Certain provisions of our charter and by-laws may delay or frustrate the removal of incumbent directors and may prevent or delay a merger, tender offer, or proxy contest involving us that is not approved by our Board of Directors (the “Board”), even if such events may be beneficial to the interests of shareholders. For example, our Board, subject to certain limitations, has the authority and power to issue all authorized and unissued shares of common stock which have not otherwise been reserved for issuance, on such terms as the Board determines. The Board could also issue 5,000,000 shares of preferred stock on terms determined by the Board, and such preferred stock could have voting or conversion rights which could adversely affect the voting power of the holders of our common stock. In addition, California law contains provisions that have the effect of making it more difficult for others to gain control of the Company.

The price of our common stock may be volatile, which may cause investment losses for our shareholders

The price and trading volume of our common stock have historically been volatile.  For example, in the twelve months through October 26, 2010, the market price of our common stock ranged from $1.22 per share to $3.74 per share, and the monthly trading volume varied from 1.1 million shares to 34.7 million shares.  In the future, the market price of our common stock may continue to be volatile and could fluctuate substantially due to many factors, including:

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

In addition, the stock market in general, the NASDAQ Capital Market, and the market for shares of novel technology and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, the market prices of bioscience companies have been unusually volatile in the last year, and such volatility may continue for the foreseeable future. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance.  In addition, this volatility could adversely affect an investor’s ability to sell shares of our common stock, and/or the available price for such shares, at any given time.

Following periods of volatility in the market price of a company’s securities, shareholder derivative lawsuits and securities class action litigation are common.  Such litigation, if instituted against us or our officers and directors, could result in substantial costs and a diversion of management’s attention and resources.

We may not be able to maintain our NASDAQ listing

In April 2008, we obtained a listing for our common stock on the NASDAQ Capital Market.  In order to maintain our listing, we will need to continue to meet certain listing standards that include maintaining minimum thresholds of shareholders’ equity, market value of our listed or publicly held securities, number of publicly held shares, bid price for our common stock, number of shareholders, number of market makers, and our net income.  In addition, certain of our corporate governance policies are required to remain compliant with standards determined, and amended from time to time, by the NASDAQ Stock Market.  If we fail to maintain the standards required now or in future by the NASDAQ Stock Market, our common stock could be delisted.  Such delisting could cause our stock to be classified as “penny stock,” among other potentially detrimental consequences, any of which could significantly impact your ability to sell your shares or to sell your shares at a price that you may deem to be acceptable.

If outstanding options and warrants to purchase shares of our common stock are exercised, or if other shares of our common stock or preferred stock are issued, the interests of our shareholders could be diluted

In addition to 36,957,882 shares of common stock issued and outstanding, we currently have 7,372,348 shares of common stock reserved for issuance, which includes shares under equity compensation plans, vested and unvested options, warrants, and unvested restricted stock.  The outstanding stock options and warrants have a weighted-average exercise price of approximately $2.61.  In addition, 5,579,463 authorized shares of our common stock remain available for future issuance under equity compensation plans or otherwise.  The exercise of options and warrants, and the sale of shares underlying such options or warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares.  Investors may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under our stock option plans, and options and warrants yet to be granted or issued.

Of our authorized capital stock of 50,000,000 shares of common stock, 5,669,770 remain available for issuance.  Such common stock may be issued under equity compensation plans; or our Board, subject to certain limitations, has the authority and power to issue any or all authorized and unissued shares of common stock which have not otherwise been reserved for issuance, on such terms as the Board determines. Additionally, the Board could also issue 5,000,000 shares of preferred stock on terms determined by the Board.  If any common or preferred stock is issued, the interests of holders of our common stock could be diluted.

We may not be able to utilize all, or any, of our tax net operating loss carry-forwards and our future after-tax earnings, if any, could be reduced

At July 31, 2010, we had federal and California tax net operating loss carry-forwards of approximately $56.3 million and $46.2 million, respectively.  Utilization of these net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code as well as similar state provisions. These ownership changes may limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since our formation, we have raised capital through the issuance of capital stock on several occasions (both before and after our initial public offering in 1996) which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition.  While we believe that we have not experienced an ownership change, the pertinent tax rules related thereto are complex and subject to varying interpretations, and thus complete assurance cannot be provided that the taxing authorities would not take an alternative position.

Our current federal tax loss carry-forwards will begin expiring in the year ending July 31, 2011 unless previously utilized, and will completely expire in the fiscal year ending July 31, 2029.  In the two fiscal years ending July 31, 2011 and 2012, $3.3 million of our federal net operating loss carry-forwards will expire, and the balance of our current federal net operating loss carry-forwards will expire between July 31, 2018 and July 31, 2029.  Our California tax loss carry-forwards will begin to expire in the year ending July 31, 2014, and will completely expire in the fiscal year ending July 31, 2029.   If we are unable to earn sufficient profits to utilize the carry-forwards by these dates, they will no longer be available to offset future profits, if any.

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

We may never pay dividends

We have never paid any dividends and do not anticipate paying dividends in the foreseeable future. The future payment of dividends, if any, is dependent on the discretion of our Board, our earnings, our financial condition and other business and economic factors which our Board may consider relevant.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our business operates primarily in a 15,000 square foot facility located in a light industrial/office park in El Cajon, California.  This location contains all of our administrative and manufacturing functions, and our primary warehouse.  Our current five year lease on this facility expires in December 2011.

We also have 1,800 square feet of adjacent space that we are using for additional storage, and in 2010 we added 6,500 square feet of leased warehouse space within one mile of our El Cajon facility.  Our current lease on the additional warehouse space expires in November 2011.

Item 3.  Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or results of operations.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for the Registrant’s Common Equity,  Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since April 2, 2008, our common stock has been traded on the NASDAQ Capital Market under the symbol “PURE.”  Prior to April 2, 2008, our common stock was traded on the Over the Counter Bulletin Board under the symbol “PURE.OB.”  The following table details high and low bid price quotations per share of our common stock on the NASDAQ Capital Market, for each fiscal quarter for the last two fiscal years.  Such quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

Fiscal 2010			Fiscal 2009

Quarter Ended	High	Low	Quarter Ended	High	Low

July 31, 2010	$3.72	$1.80	July 31, 2009	$2.60	$1.22

April 30, 2010	$3.74	$1.27	April 30, 2009	$3.19	$1.64

January 31, 2010	$2.11	$1.22	January 31, 2009	$4.10	$1.95

October 31, 2009	$2.18	$1.50	October 31, 2008	$5.42	$1.91

Security Holders

As of October 26, 2010, we had approximately 159 holders of record of our common stock.  This does not include beneficial owners holding common stock in street name.  The closing price per share of our common stock on the NASDAQ Capital Market on October 26, 2010 was $2.69.

Dividend Policy

We have never paid dividends and have no current plans to do so.  We currently anticipate that we will retain all of our future earnings, if any, for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board and will depend upon our results of operations, financial condition and other factors that the Board, in its discretion, may deem relevant.

Recent Sales of Unregistered Securities

On October 21 and 22, 2010, we entered into common stock purchase agreements with a total of eleven non-affiliated accredited investors relating to the sale and issuance by us to such investors of 1,080,000 shares (the “Shares”) of our common stock at a per share price of $2.20, for a total purchase price of $2.376 million (such transaction, the “Financing”).  We did not engage any underwriter or placement agent to assist with the Financing, and thus no underwriter discounts or commissions were paid. The Financing was consummated on October 25, 2010.  The Shares sold in the Financing represented approximately 3% of our outstanding common stock prior to the sale. With respect to the Financing, we relied on an exemption from registration under Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).  No advertising or general solicitation was employed in offering the Shares. The Shares were offered solely to a limited number of non-affiliated accredited investors (as defined in Rule 501(a) of the Securities Act) and transfer of the Shares is restricted by the Company in accordance with the requirements of the Securities Act.

Repurchase of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item is incorporated herein by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

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

Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to: our limited operating history; our history of losses; our future capital needs; our ability to manage growth; the rapidly changing technologies and market demands related to our products; the failure of our products to achieve broad acceptance; our failure to successfully compete; our dependence on a single technology; our reliance on third parties; our lack of product distribution experience; our exposure to pricing and supply issues; our failure to comply with government regulation; the loss of a key member of our management team; our ability to recruit additional key employees; our failure to protect our intellectual property; our exposure to intellectual property and product liability claims; changes in government policies and other risks identified in this Annual Report on Form 10-K.

The financial statements presented herein, and discussed below, have been prepared in accordance with U.S. Generally Accepted Accounting Principles.

Overview
PURE Bioscience (sometimes referred to herein as the “Company,” “we”, “us” or “our”) was incorporated in the state of California on August 24, 1992 as Innovative Medical Services.  In September 2003, we changed our name from Innovative Medical Services to PURE Bioscience.  We began as a provider of pharmaceutical water purification products for the pharmacy market; however we divested all assets associated with this business in the sale, in May 2005, of our Water Treatment Division.  In 2000, we commenced investments in the development of novel bioscience technologies, and subsequent to May 2005 we have been exclusively focused on the development and commercialization of our current and future bioscience products.

We are expanding into markets with broad potential by developing new, proprietary bioscience products based upon our patented silver ion antimicrobial technologies.  We are developing technology-based products, including our silver dihydrogen citrate-based antimicrobials, which we believe can provide novel, non-toxic solutions to numerous global health challenges and represent innovative advances in diverse markets. We believe that our technologies are in a position to contribute significantly to today’s global trend toward industrial and consumer use of environmentally friendly products, while providing competitive advantages in efficacy and safety.

Bioscience Technologies
Our flagship bioscience technology is a patented, aqueous antimicrobial called silver dihydrogen citrate (“SDC”). A novel molecular entity, SDC is an electrolytically generated source of stabilized ionic silver that can serve as the basis for a broad range of products in diverse markets. SDC liquid is colorless, odorless, tasteless, non-caustic and formulates well with other compounds. We believe that our SDC-based antimicrobial is distinguished from competitors in the marketplace because of its superior efficacy combined with reduced toxicity. We are producing pre-formulated, ready-to-use products for both our own brands and for private label distribution, as well as varying strengths of SDC concentrate as an additive or raw material for inclusion in other companies’ products.  We are also producing SDC as an Active Pharmaceutical Ingredient (“API”), currently in clinical trials for multiple indications. In addition to SDC, we have obtained patent protection for ionic silver-based molecular entities utilizing 14 organic acids other than citric acid.

Sources of Revenue
Our principal sources of revenue are comprised of sales of SDC concentrate as well as both bulk and individually bottled SDC-based hard surface disinfectants.  We sell SDC in a variety of concentrations and formulations to certain partners and distributors who in turn (i) resell the concentrate as an active ingredient or preservative in other companies’ products; (ii) blend the product into hard surface disinfectant products for sale to retail, commercial and institutional customers; and/or (iii) develop novel formulations under a license granted by us. In addition, we sell both bulk and individually bottled hard surface disinfectant products, both directly and through distributors, to retail, commercial and institutional customers.

In prior years, customers purchasing our EPA approved disinfectants were primarily distributors who sell such products under their own labels as a sub-registrant of our EPA master label; however during our fiscal year ended July 31, 2010 (“Fiscal 2010”) we commenced selling our EPA-approved hard surface disinfectants, to commercial distributors and commercial customers, under our own label, IV-7 Ultimate Germ Defense™ (“IV-7”) through an alliance with a Dallas-based sales and marketing organization, Richmont Sciences, LLC (“Richmont”), to commercial distributors and commercial customers.  Under our arrangement with Richmont, we recognize revenues for products sold to third parties, and pay marketing fees to Richmont based upon those revenues.  We recognized revenue from the first sales of IV-7 under this agreement in Fiscal 2010.

In May 2010, IV-7 was launched direct to consumers via a direct sales channel, by a newly formed company called IV-7 Direct, an affiliate of Richmont.  We sell finished products at contracted unit prices to IV-7 Direct, for IV-7 Direct to resell through a network of independent sales associates using a multi-level sales model.  Our revenue for Fiscal 2010 includes the sale to IV-7 Direct of finished products for the direct sales channel.  PURE Bioscience does not have an equity interest in either IV-7 Direct or Richmont.

We also sell SDC concentrate to BASF, who in turn resells the concentrate under BASF’s own brand names within the global personal care, household and institutional markets.  BASF currently sells our SDC concentrate on a non-exclusive basis within these markets.

In July 2008, we entered into a development and licensing agreement for SDC-based products for human use with FTA Bioscience, LLC (“FTA”).  Under our agreement with FTA, FTA is funding and directing all development activities and FDA regulatory filings.  In July 2010, based on preclinical data developed by FTA, we granted two product-specific licenses to FTA for the development of an SDC-based treatment for tinea unguium, also referred to as onychomycosis (nail fungus), as well as for tinea pedis (athlete’s foot), for which we recognized the first milestone payments under the agreement.

During Fiscal 2010, sales to each of BASF and Harmony Bioscience, our distributor in Asia of hard surface disinfectant products to Asia, comprised 10% or more of our revenues.  83% of product sales for the year were made to U.S. domestic customers.  The balance of future revenues by territory is unknown at this time, however we expect the United States market to continue to be our largest market for the foreseeable future.

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

Cost of Revenues and Operating Expenses
Costs of Revenue.   Costs of product revenue includes direct and indirect costs to manufacture products, including materials consumed, manufacturing overheads, shipping costs, salaries, benefits, and related expenses of our operations; and, during Fiscal 2010, costs incurred to have products bottled and labeled by a third party.  In addition, included in our inventory of finished goods as of July 31, 2010 and 2009 were approximately 3,700 and 12,000 gallons of SDC concentrate, respectively, that we purchased from an unrelated third party in a lien sale (see Note 5 to the consolidated financial statements for further information regarding this transaction).  This transaction had the effect of reducing our cost of goods sold below our cost of goods manufactured during Fiscal 2010, and this will continue until the balance of this SDC concentrate is consumed in manufacturing, or sold.

Gross profit on product sales represents net revenue less the costs of revenue. Our gross profit percentage is highly dependent on pricing, contractual agreements, product mix, customer mix, and other factors.  We do not believe that historical gross profit margins on product sales are a reliable indicator of future gross profit margins.

During our fiscal year ended July 31, 2009 (“Fiscal 2009”), we recorded $250,000 of licensing revenue in connection with the expiration of an agreement whereby we allowed a third party a limited time period to exclusively evaluate our SDC technology.  Cost of goods sold related to this revenue was zero, as we did not incur any costs directly related to our commitments under the agreement.

Selling and Marketing.   Selling and marketing expenses consist primarily of salaries and benefits, and amounts paid to third party providers for marketing, sales, public relations and advertising, along with promotional and trade show costs and travel expenses. Sales and marketing expenses also include share-based compensation allocable to employees and third party advisors performing services related to sales and marketing.  Under our agreement with Richmont, we pay marketing fees to Richmont and record such fees as selling expense in the consolidated statements of operations.

General and Administrative.   General and administrative expenses include employee salaries and benefits, and amounts paid to third party providers for finance and accounting, legal, human resources, insurance, information technology, and other administrative activities.  General and administrative expenses also include share-based compensation allocable to employees and third party advisors performing general and administrative services.

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

Recoverability of assets to be held and used in operations is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the assets. The factors used to evaluate the future net cash flows, while reasonable, require a high degree of judgment and the results could vary if the actual results are materially different than the forecasts. In addition, we base useful lives and amortization or depreciation expense on our subjective estimate of the period that the assets will generate revenue or otherwise be used by us. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

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

Prior to August 1, 2006, we were not required to record compensation cost in the consolidated financial statements for stock options issued to employees or directors.  Subsequently, the estimated grant date fair value of such awards is expensed over the applicable service period of the award, which is generally the vesting period.  We do not have any stock option awards with market or performance conditions.

The fair value of stock options granted to non-employees is expensed over the applicable service period. Such options are revalued quarterly until fully vested.

Recent Accounting Pronouncements
In February 2008, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance providing a one year deferral of the effective date of fair market value measurement for non-financial assets and non-financial liabilities. Effective August 1, 2009, we implemented the guidance for non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of this guidance did not have a material impact on our financial position or results of operations. We continue to evaluate the impact of the guidance, if any, on our consolidated financial statements for future periods.

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

In June 2009, the FASB issued authoritative guidance for the consolidation of variable interest entities, to require an issuer to perform an analysis to determine whether the issuer’s variable interest or interests give it a controlling financial interest in a variable interest entity, if any. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest.  The guidance will be effective as of the beginning of the annual reporting period commencing after November 15, 2009 (our fiscal year ending July 31, 2011 (“Fiscal 2011”)).  We will assess the potential impact, if any, of the adoption of the guidance on our consolidated financial statements when this guidance becomes effective for us.

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

In October 2009, the FASB issued authoritative guidance that amends existing revenue recognition accounting pronouncements related to multiple-deliverable revenue arrangements. The new guidance provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (our Fiscal 2011).  We do not currently expect the implementation of this guidance to have a material impact on our consolidated financial statements.

In December 2009, the FASB issued authoritative guidance that changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The new guidance also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. The new guidance is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009 (our Fiscal 2011). We do not currently expect the implementation of this guidance to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued authoritative guidance that requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. The new guidance requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs.  We adopted the guidance in the third quarter of Fiscal 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010 (our fiscal quarter ending April 30, 2011).  The adoption of the guidance did not have a material impact on our consolidated financial statements, and we do not currently expect the adoption of this guidance to have a material impact on our consolidated financial statements in future periods.

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

In April 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 (our fiscal quarter ending October 31, 2010).  We will assess the impact, if any, of the adoption of the guidance on our consolidated financial statements when this guidance becomes effective for us; however we do not currently believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

Results of Operations for Fiscal 2010 Versus Fiscal 2009

Revenue and Gross Margin

For Fiscal 2010, product revenues of $1,416,100 increased by $937,900, compared with comparable revenues of $478,200 in Fiscal 2009.

Our customers have historically been primarily strategic partners, such as BASF, who develop products containing our SDC technology, and distributors who sell our hard surface disinfectants under their own labels.  However, in Fiscal 2010 we commenced selling our own EPA-approved hard surface disinfectant under our own label, IV-7 Ultimate Germ Defense™ (“IV-7”) through an alliance with a Dallas-based sales and marketing organization, Richmont Sciences, LLC (“Richmont”), to commercial distributors and commercial customers.  Under this agreement with Richmont, we recognize revenues for products sold to third parties, and pay marketing fees to Richmont based upon those revenues.  Additionally in Fiscal 2010, IV-7 was launched direct to consumers via a direct sales channel, by a newly formed company called IV-7 Direct, an affiliate of Richmont.  We sell finished products at contracted unit prices to IV-7 Direct, for IV-7 Direct to resell through a network of independent sales associates using a multi-level sales model.  Our revenue for Fiscal 2010 includes the sale to IV-7 Direct of finished products for the direct sales channel.

In February 2010, San Diego-based CareFusion Corporation purchased 100,000 two-ounce bottles of our IV-7 water purifier, a concentrate product, for shipment to Project Hope for distribution in earthquake-ravaged areas of Haiti, for which we recorded revenue in Fiscal 2010.

In Fiscal 2010, 68% of product sales were made to five customers, with sales to BASF and Harmony Bioscience, our distributor of hard surface disinfectant products to Asia, each comprising more than 10% of our revenues.  83% of product revenue for Fiscal 2010 was derived from sales made to U.S. domestic customers and 17% from sales made to international customers.  In Fiscal 2009, 84% of product sales were made to five customers; 98% of product sales were made to U.S. domestic customers and 2% were made to international customers.  We differentiate sales between domestic and international based on the country to which we first ship products.

In Fiscal 2010, 53% of product sales were derived from sales of bulk ready to use disinfectant or finished packaged products containing our ready to use disinfectant, and 47% of our product sales were of bulk SDC concentrate.  In Fiscal 2009, 60% of our revenue was derived from bulk ready to use disinfectant or finished packaged products containing our ready to use disinfectant.

Gross profit on product sales for Fiscal 2010 was $951,000, compared with $240,100 in Fiscal 2009.  The gross margin percentage for Fiscal 2010 was 67%, compared with 50% in Fiscal 2009.  This improvement is primarily due to a higher proportion of concentrate sold in the most recent year, and a reduced proportion of bottled products which are generally sold at lower margins.

In Fiscal 2010, we recognized $20,000 in licensing revenue pursuant to our agreement with FTA Bioscience, LLC.  In Fiscal 2009, we recorded licensing revenue of $250,000 pursuant to an agreement whereby we allowed a third party a limited time period to exclusively evaluate our SDC technology.  Cost of goods sold related to licensing revenue was zero in each of Fiscal 2010 and 2009, as we did not incur any costs directly related to our commitments under the respective agreements.

Operating Costs

Operating costs increased by $257,400, or 3.4%, from $7,624,500 in Fiscal 2009 to $7,881,900 in Fiscal 2010.  Within these aggregate operating costs, selling expenses increased by $233,900 to $927,900 in Fiscal 2010 compared with Fiscal 2009.  The increase in selling expenses is primarily due to an increase in non-cash stock option expense of $133,300, and increases in payroll and public relations expense.

General and administrative expense declined by $528,000, from $5,462,000 in Fiscal 2009, to $4,934,000 in Fiscal 2010.  Included in general and administrative expense for Fiscal 2009 was $781,600 of bad debt expense, whereas we did not record any bad debt expense in Fiscal 2010. Additionally, legal fees declined by $468,000 year over year, and accounting costs declined by $104,000.  These reductions were offset by an increase of $557,000 in stock option and restricted stock expense, due primarily to the revaluation of stock options previously issued to consultants, stock option grants made to both new and existing non-officer employees, and to a change in practice for officer and director grants.  In May 2009, we granted stock option and restricted stock awards to officers and directors which are subject to vesting provisions, whereas prior practice had been for such awards to vest immediately.  Awards with vesting provisions are expensed over the vesting period, rather than on their date of grant.  Additionally, facility operating costs increased year over year, partially due to new warehousing space leased during Fiscal 2010.

Research and development costs, including in-house costs, patent amortization, outside legal costs for maintaining approved patents, and product registration expenditures, increased by $458,700, from $1,468,500 in Fiscal 2009 to $1,927,200 in Fiscal 2010.  The increase is primarily due to an increase of $332,400 in payroll and related expense from new hires in our research and development department.  Additionally, stock option expense increased by $118,600 and third party testing costs were also higher in Fiscal 2010 than in Fiscal 2009.  These increases were partially offset by declines in consulting and product registration expense.  We do not currently expect our research and development expense to grow significantly in future periods, however if opportunities arise, particularly in the development and testing of new formulations, we will evaluate the need for additional research expenditures based on potential market sizes, our estimation of the likelihood of our technology achieving successful results, and the availability of working capital.

In Fiscal 2010, we wrote down the value of a manufacturing development project that had been previously capitalized, and recorded $92,700 as “Impairment of capitalized assets” within the consolidated statements of operations for Fiscal 2010.

Our loss from operations declined by $223,500, from a loss of $7,134,400 for Fiscal 2009 to a loss of $6,910,900 for Fiscal 2010.

Other Income

Other income increased by $83,600, to $153,100 in Fiscal 2010, compared to Fiscal 2009, due primarily to the receipt of $110,000 from a legal settlement during Fiscal 2010.  This income was partially offset by gains on the sale of U.S. Treasury Bills in Fiscal 2009.

Income Taxes

Income tax expense for Fiscal 2010 was $2,500 and for Fiscal 2009 was $2,400; the minimum state franchise taxes we pay regardless of income or loss.  All other federal or state tax liabilities were offset by current period losses or available federal and California net operating loss carry-forwards.

In June 2006, authoritative guidance was issued which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The authoritative guidance also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Pursuant to the guidance, we may recognize the tax benefit from any tax position only if it is more likely than not that the tax position would be sustained on examination by the taxing authorities, based on the technical merits of any such position.  The guidance did not have a material impact on our consolidated results of operations or financial position for Fiscal 2010 or 2009, as we had no unrecognized tax benefits that, if recognized, would affect our effective income tax rate in future periods.  Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense; however we had no accrued interest or penalties at either August 1, 2009 or July 31, 2010.

At July 31, 2010, we had federal and California tax net operating loss carry-forwards of approximately $56.3 million and $46.2 million, respectively.  Realization of our deferred tax assets, which relate to operating loss carry-forwards and timing differences, is dependent on future earnings.  The timing and amount of future earnings are uncertain, and therefore we establish a full valuation allowance.

Net Loss

Our net loss after taxes declined by $307,000, from a net loss of $7,067,300 or $0.23 per share for Fiscal 2009 to a net loss of $6,760,300 or $0.20 per share for Fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal 2010 vs. Fiscal 2009

Since the sale of our Water Treatment Division in May 2005, we have financed our working capital primarily through sales of our common stock.  At July 31, 2010, we had cash and cash equivalents of $2,192,500, no short-term investments, and no long-term debt.  Subsequent to the end of Fiscal 2010, on October 25, 2010, we closed a transaction whereby we sold $2.376,000 of our common stock in an unregistered private placement solely to non-affiliated accredited investors.  Under the terms of the private placement, we sold 1,080,000 shares of restricted common stock at a price of $2.20 per share.  No warrants were issued in the transaction, which was completed directly by the company without any underwriter or placement agent.  After expenses, the net proceeds are expected to be approximately $2.371,000, which will be used for working capital.

Net cash used in operations in Fiscal 2010 was $5,523,000, compared with $5,910,100 in Fiscal 2009.  The decline in operating cash expenditures, of $387,100, is primarily due to increased collections, reduced general and administrative spending, and the receipt of $110,000 from a legal settlement during Fiscal 2010; partially offset by increased selling and research and development spending, and an increase of $330,800 in inventory.

At July 31, 2010, we had no short-term investments and no long-term debt.  Total current assets at July 31, 2010 were $3,423,800, a decline of $1,424,000 from July 31, 2009.

In Fiscal 2010, cash used in investing activities was $330,500, consisting of investments in patents of $106,700 and purchases of property, plant and equipment of $223,800.  At July 31, 2010, the net value of our capitalized patents and our property, plant and equipment was $1,872,900 and $697,000, respectively.  In Fiscal 2009, cash provided by investing activities was $4,392,000.  Investments in patents of $100,300 and purchases of property, plant and equipment of $97,000 were offset by a net amount (cash sales less cash purchases) of $4,589,300 provided by short-term investments.

During Fiscal 2010, cash provided by financing activities was $3,832,300, $2,783,200 of which was derived from the net proceeds in September 2009 of a registered direct offering in which we sold $3 million of our common stock and warrants to institutional investors.  In addition, of the cash provided by financing activities in Fiscal 2010, $764,600 was provided by proceeds from the exercise of warrants to purchase our common stock, and $284,400 was provided by proceeds from the exercise of options to purchase our common stock.

During Fiscal 2009, cash provided by financing activities was $3,707,400, $2,769,500 of which was derived from the net proceeds in May 2009 of a registered direct offering in which we sold $3 million of our common stock and warrants to institutional investors.   In addition, of the cash provided by financing activities in Fiscal 2009, $18,000 was provided by proceeds from the exercise of warrants to purchase our common stock, and $919,900 was provided by proceeds from the exercise of options to purchase our common stock.

At July 31, 2010, we had total liabilities of $599,200, an increase of $16,700 from July 31, 2009.

Future Cash Needs

During the next twelve months, we anticipate making significant investments in manufacturing processes; in regulatory applications for new products or additional claims; in our corporate and business development infrastructure; and in programs required for us to maintain our compliance with securities laws as well as the listing standards of the NASDAQ Capital Market, among other investments.  We believe, however, that our cash resources are sufficient to meet our anticipated needs during the next twelve months.  Our assessment is based on historical working capital needs, operating loss trends, and our current business outlook.

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

OFF BALANCE SHEET ARRANGEMENTS
We do not have any off balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

Payments due by period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years

Long-Term Debt Obligations	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	$322,000	$228,800	$93,200	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-	-	-	-	-
Total	$322,000	$228,800	$93,200	-	-

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 8.  Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
PURE Bioscience

We have audited the accompanying consolidated balance sheets of PURE Bioscience as of July 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PURE Bioscience as of July 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of PURE Bioscience’s internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 28, 2010 expressed an unqualified opinion thereon.

/s/ Mayer Hoffman McCann P.C.
San Diego, California
October 28, 2010

PURE Bioscience

CONSOLIDATED BALANCE SHEETS

	July 31,

	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$2,192,543	$4,213,744
Accounts receivable, net of allowance for doubtful accounts of $0 at July 31, 2010 and $0 at July 31, 2009	332,493	143,031
Inventories, net	752,438	421,655
Prepaid expenses	146,307	69,317

Total current assets	3,423,781	4,847,747

Property, plant and equipment, net	696,974	856,504

Patents	1,872,882	1,944,701

Total assets	$5,993,637	$7,648,952

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$329,281	$368,418
Accrued liabilities	241,498	192,348
Deferred revenue	10,000	-
Taxes payable	2,400	2,400

Total current liabilities	583,179	563,166

Deferred Rent	16,045	19,351

Total liabilities	599,224	582,517

Stockholders' Equity
Preferred stock, no par value:
5,000,000 shares authorized, no shares issued	-	-
Common stock, no par value:
50,000,000 shares authorized
35,488,317 issued and outstanding at July 31, 2010, and
32,307,966 issued and outstanding at July 31, 2009	41,679,129	38,498,904
Additional paid-in capital	6,041,143	4,566,024
Warrants:
1,889,663 issued and outstanding at July 31, 2010, and
1,411,725 issued and outstanding at July 31,2009	2,934,600	2,501,682
Accumulated deficit	(45,260,459)	(38,500,175)

Total stockholders' equity	5,394,413	7,066,435

Total liabilities and stockholders' equity	$5,993,637	$7,648,952

The accompanying notes are an integral part of the consolidated financial statements

PURE Bioscience

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended July 31,

	2010	2009
REVENUES FROM PRODUCT SALES

Net revenues	$1,416,137	$478,263
Cost of sales	465,094	238,168

Gross profit	951,043	240,095

OTHER REVENUES

Revenue from license agreements	20,000	250,000
Cost of other revenue	-	-
Gross Profit	20,000	250,000
Total gross profit	971,043	490,095

Selling expenses	927,941	694,073
General and administrative expenses	4,934,035	5,462,007
Research and development	1,927,183	1,468,460
Impairment of capitalized assets	92,745	-

Total operating expenses	7,881,904	7,624,540

Loss from operations	(6,910,861)	(7,134,445)

Other income and (expense):
Interest income	33,312	18,718
Other	119,782	50,810

Total other income (expense)	153,094	69,528

Net loss before income taxes	(6,757,767)	(7,064,917)
Income tax provision	(2,517)	(2,400)

Net loss	$(6,760,284)	$(7,067,317)

Net loss per common share, basic and diluted	$(0.20)	$(0.23)

Weighted average common shares used in computing basic and diluted net loss per common share	34,547,943	30,595,299

The accompanying notes are an integral part of the consolidated financial statements

PURE Bioscience
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended July 31,
	2010	2009

Cash flows from operating activities:

Net loss	$(6,760,284)	$(7,067,317)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	469,084	447,282
Impairment of capitalized assets	92,745	-
Stock-based compensation	1,255,944	501,359
Allowance for doubtful accounts	-	781,627
Changes in assets and liabilities:
Accounts receivable	(189,462)	(89,937)
Prepaid expense	(76,990)	(16,757)
Inventories	(330,783)	(51,612)
Deferred rent	(3,306)	3,553
Deferred revenue	10,000	(256,793)
Accounts payable and accrued liabilities	10,013	(161,507)

Net cash (used in) operating activities	(5,523,039)	(5,910,102)

Cash flows from investing activities

Investment in patents	(106,670)	(100,270)
Purchase of property, plant and equipment	(223,809)	(96,991)
Purchases of short-term investments	-	(4,076,992)
Sales of short-term investments	-	8,666,292

Net cash provided by (used in) investing activities	(330,479)	4,392,039

Cash flows from financing activities

Net proceeds from the sale of common stock	2,783,233	2,769,478
Proceeds from exercise of stock options and warrants	1,049,084	937,929
Proceeds from section 16(b) short-swing profits	-	-

Net cash provided by financing activities	3,832,317	3,707,407

Net increase (decrease) in cash and cash equivalents	(2,021,201)	2,189,344

Cash and cash equivalents at beginning of period	4,213,744	2,024,400

Cash and cash equivalents at end of period	$2,192,543	$4,213,744

Supplemental disclosures of cash flow information
Cash paid for taxes	$2,400	$2,400
Cash paid for interest	$-	$-

The accompanying notes are an integral part of the consolidated financial statements

PURE Bioscience

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In	Warrants		Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity

Balance, July 31, 2008	29,573,936	$35,436,077	$4,155,608	880,351	$1,766,159	$18,588	$(31,432,858)	$9,943,574

Comprehensive loss:
Net loss	-	-	-	-	-	-	(7,067,317)	(7,067,317)
Change in unrealized gains	-	-	-	-	-	(18,588)	-	(18,588)
Comprehensive loss								(7,085,905)

Registered offering of common stock; net of issuing costs	1,418,441	2,023,984	-	567,374	745,494	-	-	2,769,478
Common stock issued for services	20,000	58,600	-			-	-	58,600
Stock options issued for services	-	-	9,310	-	-	-	-	9,310
Share-based compensation - stock options	-	-	391,135	-	-	-	-	391,135
Share-based compensation - restricted stock	-	42,314	-	-	-	-	-	42,314
Stock options exercised	1,259,589	919,929	-	-	-	-	-	919,929
Exercised warrants	36,000	18,000	9,971	(36,000)	(9,971)	-	-	18,000

Balance, July 31, 2009	32,307,966	38,498,904	4,566,024	1,411,725	2,501,682	-	(38,500,175)	7,066,435

Comprehensive loss:
Net loss	-	-	-	-	-	-	(6,760,284)	(6,760,284)
Change in unrealized gains	-	-	-	-	-	-	-	-
Comprehensive loss								(6,760,284)

Registered offering of common stock; net of issuing costs	1,818,182	1,958,162	-	818,181	825,071	-	-	2,783,233
Common stock issued for services	10,000	16,600	138,147			-	-	154,747
Stock options issued for services	-	-	-	-	-	-	-	-
Share-based compensation - stock options	-	-	944,819	-	-	-	-	944,819
Share-based compensation - restricted stock	65,100	156,379	-	-	-	-	-	156,379
Stock options exercised	946,826	284,441	-	-	-	-	-	284,441
Exercised warrants	340,243	764,643	392,153	(340,243)	(392,153)	-	-	764,643

Balance, July 31, 2010	35,488,317	41,679,129	$6,041,143	1,889,663	$2,934,600	$-	$(45,260,459)	$5,394,413

The accompanying notes are an integral part of the consolidated financial statements

Notes to Consolidated Financial Statements

Note 1.   Organization and Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding our financial statements. The financial statements and notes are representations of our management, who are responsible for their integrity and objectivity.  These accounting policies conform to U.S. Generally Accepted Accounting Principles (“GAAP”) and have been consistently applied in the preparation of the financial statements.

Organization and Business Activity

PURE Bioscience (sometimes referred to herein as the “Company” or “we”) was incorporated in the state of California on August 24, 1992 as Innovative Medical Services.  In September 2003, we changed our name from Innovative Medical Services to PURE Bioscience. We began as a provider of pharmaceutical water purification products for the pharmacy market.  In 2000, we began investing in the development of novel bioscience technologies and since the May 2005 sale of our Water Treatment Division, we have been exclusively focused on the development and commercialization of our bioscience technologies and products.

Basis of Presentation and Principles of Consolidation

The accompanying financial statements include the consolidated accounts of PURE Bioscience and its subsidiary, ETIH2O Corporation, a Nevada corporation.  All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the fiscal year ended July 31, 2010 (“Fiscal 2010”) are not necessarily indicative of results of operations for future periods.

Concentration of Credit Risk

As of July 31, 2010, all cash deposits were invested in either U.S. FDIC insured bank accounts or institutional money market mutual funds investing in A-1 (S&P) or Prime-1 (Moody’s).

At July 31, 2010, $2,038,500 of our cash and cash equivalents were maintained at three separate major financial institutions in the United States in accounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”).  Such insurance is limited to $250,000 per account through December 31, 2013.

We have not experienced any losses in our cash, cash equivalents and short-term investments and believe we are not exposed to any significant credit risk.  At times, deposits held may exceed the amount of insurance provided, by the FDIC or otherwise.   Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear low risk.

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

Revenues from license agreements are recognized as they are earned.  Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets.

Cost of Goods Sold

Cost of goods sold for product sales includes direct and indirect costs to manufacture products, including materials consumed, manufacturing overheads, shipping costs, salaries, benefits and related expenses of our operations; and, during Fiscal 2010, costs incurred to have products bottled and labeled by a third party.  Cost of goods sold related to revenues under licensing agreements recorded in Fiscal 2010 and the fiscal year ended July 31, 2009 (“Fiscal 2009”), was zero, as we did not incur any costs directly related to our commitments under the applicable agreements.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts.  Estimates of allowances for doubtful accounts are determined based on payment history and individual customer circumstances.

Intangible Assets / Long-Lived Assets

Our intangible assets primarily consist of the worldwide patent portfolio of our silver ion technologies.  Outside legal costs and filing fees related to obtaining patents are capitalized as incurred.  The total amounts capitalized for pending patents were $106,700 and $100,300 in Fiscal 2010 and 2009, respectively.  Patents are stated net of accumulated amortization of $1,430,700 and $1,252,200 at July 31, 2010 and July 31, 2009, respectively.

The cumulative cost of acquiring patents is amortized on a straight-line basis over the estimated remaining useful lives of the patents, generally between 17 and 20 years from the date of issuance.  At July 31, 2010, the weighted average remaining amortization period for all patents was approximately 10.2 years.  Amortization expense for Fiscal 2010 and 2009 was $178,500 and $172,000, respectively, and the estimated amortization expense over each of the next five years is as follows:

Year Ended July 31	Estimated Amortization
2011	$183,900
2012	$189,600
2013	$195,400
2014	$201,400
2015	$207,700

Under the provisions of the applicable authoritative guidance, our long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  We assess the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including our estimates of revenue driven by assumed market segment share and estimated costs.  If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value.  We did not record any impairment charges in Fiscal 2010 or 2009 related to our intangible assets.

Accounting for Stock-Based Compensation

The estimated fair value at grant date of share-based awards exchanged for employee and director services, based on the Black-Scholes Option Pricing Model, is expensed over the applicable service period.  We do not have, and have not had during Fiscal 2010 or 2009, any stock option awards with market or performance conditions.

Charges for stock options granted to non-employees are determined using the estimated fair value of the stock options issued, based on the Black-Scholes Option Pricing Model.  Such options are revalued quarterly until fully vested, with any change in fair value expensed.  For such stock options, during Fiscal 2010 we recorded $69,100 in selling expense, $30,900 in general and administrative expense, and $38,100 in research and development expense; and during Fiscal 2009 we recorded $1,200 in selling expense and $8,200 in research and development expense.

Depreciation Method

The cost of property, plant and equipment is depreciated on a straight-line basis over the estimated useful lives of the related assets. The useful lives of property, plant, and equipment for the purpose of computing depreciation are:

Computers and equipment	7.0 years
Computer Software	1.0 to 5.0 years
Furniture and fixtures	10.0 years
Leasehold Improvements	4.5 years

All capitalized costs associated with leasehold improvements are depreciated over the remaining life of the lease.  See Note 7 for details of the prevailing lease terms of our operating facilities.

Shipping and Handling Costs

Shipping and handling costs payable by us are charged to cost of goods sold.

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method.  See Note 5 for further information regarding our inventory and its valuation.

Cash, Cash Equivalents and Short-term Investments

We consider all liquid investments with maturities of ninety days or less when purchased to be cash equivalents.  Our short-term investments, if any, have maturities of greater than ninety days from the date of purchase.  We classify securities as “available for sale” in accordance with authoritative guidance, and carry these investments at fair value with any unrealized gains and losses reported as a component of shareholders’ equity on the consolidated balance sheets and in the statements of shareholders’ equity.  At July 31, 2010 and 2009, we had no short-term investments.  Realized gains recorded for Fiscal 2010 and 2009 were zero and $58,000, respectively.  All interest and dividends received from short-term investments, if any, are included in interest income.

We believe that our current cash resources are sufficient to meet our anticipated needs during the next twelve months, however we expect that we will need to increase our liquidity and capital resources in future periods by one or more measures, which may include reducing operating expenses, raising additional financing in future periods through the issuance of debt, equity, or convertible securities, entering into partnerships, licenses, or other arrangements with third parties, reducing the exercise price of outstanding warrants, or through other means, any one of which could reduce the value to us, perhaps substantially, of our technology and its commercial potential.  Such funds may not be available on favorable terms, or at all. Insufficient funds would result in a material adverse effect on our business and operations and could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or customer requirements, and further may require us to delay, scale back or eliminate some or all of our research and product development programs, license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, or to reduce or cease operations.  If adequate funds are not available when needed, we may be required to significantly modify our business model and operations to reduce spending to a sustainable level. Such modification of our business model and operations could also result in an impairment of assets which cannot be determined at this time. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing shareholders may experience dilution, and in addition the new equity or debt securities may have rights, preferences and privileges senior to those of our existing shareholders.  If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization.

Comprehensive Income

We display comprehensive income or loss and its components as part of our consolidated financial statements.  Our comprehensive loss includes our net loss and certain changes in equity that are excluded from our net loss, including unrealized holding gains and losses on available for sale securities.  Such changes in shareholders’ equity are included in accumulated other comprehensive income or loss. For Fiscal 2010 and 2009, our comprehensive loss was $6,760,300 and $7,085,900, respectively, and did not include any unrealized holding gains on available-for-sale securities at the end of the periods.  During Fiscal 2010, we did not record any realized or unrealized gains on available for sale securities.  During Fiscal 2009, we recorded a reduction in unrealized gains on available for sale securities of $18,600, and realized gains, which were included in our net loss for the period, of $58,000.

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

Advertising and Promotional Costs

The cost of advertising and promotion is expensed as incurred.  Under our agreement with Richmont Biosciences (“Richmont”), we accrue marketing fees payable to Richmont as we ship products.

Net Loss Per Common Share

We compute basic loss per share by dividing the applicable net loss by the weighted average number of common shares outstanding during the respective period.  Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock equivalents, which include stock options, common stock warrants and unvested restricted stock; unless the effect is to reduce a loss or increase the income per common share from continuing operations.  As we incurred losses in Fiscal 2010 and 2009, we did not include anti-dilutive instruments in the computation of net loss per share as the effect would have been anti-dilutive.  Our basic and diluted loss per common share for each year presented is based on the weighted average number of shares of our common stock actually outstanding during the periods, of 34,547,943 and 30,595,299 shares in Fiscal 2010 and 2009, respectively.  As of July 31, 2010, anti-dilutive instruments excluded from the computation of net loss per share were made up of 5,736,050 stock options, 1,889,663 warrants, and 61,200 shares of unvested restricted stock; a total of 7,686,913 potential common stock equivalents.  As of July 31, 2009, anti-dilutive instruments excluded from the computation of net loss per share were made up of 6,175,216 stock options, 1,411,725 warrants, and 86,600 shares of unvested restricted stock; a total of 7,673,741 potential common stock equivalents.

The following is a reconciliation of the weighted average number of shares actually outstanding with the number of shares used in the computations of loss per common share:

	July 31, 2010	July 31, 2009

Shares outstanding	35,488,317	32,307,966

Weighted average number of common shares actually outstanding	34,547,943	30,595,299
Stock options	5,736,050	6,175,216
Restricted stock	61,200	86,800
Warrants	1,889,663	1,411,725
Total weighted average shares	42,234,856	38,269,040

Net loss	$(6,760,284)	$(7,067,317)

Net loss per common share, basic and diluted	$(0.20)	$(0.23)

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established to reduce deferred tax assets to the amount expected to be realized.

Recent Accounting Pronouncements
In February 2008, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance providing a one year deferral of the effective date of fair market value measurement for non-financial assets and non-financial liabilities. Effective August 1, 2009, we implemented the guidance for non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of this guidance did not have a material impact on our financial position or results of operations. We continue to evaluate the impact of the guidance, if any, on our consolidated financial statements for future periods.

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

In October 2009, the FASB issued authoritative guidance that amends existing revenue recognition accounting pronouncements related to multiple-deliverable revenue arrangements. The new guidance provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (our fiscal year ending July 31, 2011 (“Fiscal 2011”)).  We do not currently expect the implementation of this guidance to have a material impact on our consolidated financial statements.

In December 2009, the FASB issued authoritative guidance that changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The new guidance also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. The new guidance is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009 (our Fiscal 2011). We do not currently expect the implementation of this guidance to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued authoritative guidance that requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. The new guidance requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs.  We adopted the guidance in the three month period ended April 30, 2010 (the “Third Quarter”), except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010 (our fiscal quarter ending April 30, 2011).  The adoption of the guidance did not have a material impact on our consolidated financial statements, and we do not currently expect the adoption of this guidance to have a material impact on our consolidated financial statements for future periods.

In February 2010, the FASB issued updated authoritative guidance regarding the reporting of subsequent events, removing the requirement for an issuer to disclose a date through which subsequent events have been evaluated.   The guidance was effective upon issuance in February 2010, and was adopted as of our Quarterly Report on Form 10-Q for the three months ended January 31, 2010 as filed with the SEC on March 11, 2010.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 (our fiscal quarter ending October 31, 2010).  We will assess the impact, if any, of the adoption of the guidance on our consolidated financial statements when this guidance becomes effective for us; however we do not currently believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

Note 2.   Revenue from License Agreements

We have an agreement with FTA Bioscience, LLC (“FTA”) for the development of FDA-regulated dermatology products containing SDC.  Under the agreement, FTA is funding and directing all development activities and FDA regulatory filings.  Subject to the development timeline and milestones achieved, if any, we could receive payments from FTA on the achievement of such milestones for each licensed indication; royalties on commercial sales of any products developed and sold under the agreement; and a transfer price for any SDC Active Pharmaceutical Ingredient manufactured by us for incorporation into products developed and sold under the agreement.  In July 2010, based on preclinical data developed by FTA we granted two product-specific licenses to FTA for development of an SDC-based treatment for tinea unguium, also referred to as onychomycosis (nail fungus), as well as for tinea pedis (athlete’s foot).  On our agreement to issue the licenses, we earned, and received from FTA, license fees of $10,000 for each indication; and we recognized $20,000 as revenue from license agreements in the consolidated statements of operations for Fiscal 2010.

In Fiscal 2009, we recorded licensing revenue of $250,000 pursuant to an agreement whereby we allowed a third party a limited time period to exclusively evaluate our SDC technology.

Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the consolidated balance sheets.  We recorded deferred revenue of $10,000 at July 31, 2010, related to an amount that we received from FTA in connection with a request for us to issue a license for a new indication.  We are reviewing the pre-clinical data submitted by FTA and have not yet issued a license.  As a result, the license payment is not deemed to have been earned.

Note 3.  Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts.  Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances.  The allowance for doubtful accounts was zero at July 31, 2010, and 2009, respectively.

During Fiscal 2008, we sold SDC-based products to two distributors, which were affiliated with each other, for resale in the countries of Colombia, Argentina, Venezuela, Panama and Costa Rica. The invoiced total for both distributors was $781,600.  During Fiscal 2009, we determined these accounts to be delinquent, established a full reserve and recorded $781,600 as bad debt expense, within general and administrative expense.  At July 31, 2009, we wrote off the full receivable of $781,600.

Management currently considers all outstanding accounts receivable to be fully collectible.

Note 4.   Research and Development

All in-house research and development (“R&D”) costs, and outside legal costs and filing fees for maintaining issued patents, are charged to operations when incurred and are included in operating expenses.

Note 5.   Inventory

Inventories are stated at the lower of cost or net realizable value using the weighted average cost method.  Inventories at July 31, 2010 and 2009 consisted of:

	2010	2009
Raw Materials	$448,300	$194,700
Work in Progress	-	-
Finished Goods	304,100	227,000
	$752,400	$421,700

Included in our inventory of finished goods as of July 31, 2010 and 2009 are approximately 3,700 and 12,000 gallons of SDC concentrate, respectively, that we purchased from an unrelated third party in a lien sale.  During Fiscal 2009, we were advised that YRC Logistics Global, LLC (“YRC”), a global logistics company based in the United States, was warehousing this SDC concentrate on behalf of one of our international distributors, in addition to fixed assets that the distributor had ordered from multiple U.S. manufacturers.  As YRC had not been paid for either warehousing or shipping costs, they placed a lien on the SDC and fixed assets and conducted a public lien sale in June 2009.  We purchased the concentrate and assets in the lien sale for $28,200.  $26,300 of this amount was attributable to the SDC concentrate and $1,900 to the fixed assets.  With the addition of $1,200 in costs to ship the SDC to our facility, we added $27,500 to the value of our SDC concentrate inventory for the addition of the approximately 12,000 gallons.  This transaction had the effect of reducing our cost of goods sold for SDC concentrate below our cost of goods manufactured during Fiscal 2010.

Note 6.   Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  All improvements and additions that extend the life of existing assets are capitalized.  The cost of maintenance and repairs that do not extend or improve the asset are expensed as incurred.  The following is a summary of property, plant, and equipment – at cost less accumulated depreciation:

	July 31, 2010	July 31, 2009
Computers and equipment	$888,500	$801,000
Furniture and fixtures	21,400	18,000
Leasehold improvements	622,100	605,900
	1,532,000	1,424,900
Less: accumulated depreciation	835,000	568,400
Total	$697,000	$856,500

Total depreciation expense for Fiscal 2010 and 2009 was $288,600 and $275,300, respectively.

In Fiscal 2010, we wrote down the value of a manufacturing development project that had been previously capitalized, and recorded $92,700 as “Impairment of capitalized assets” within the consolidated statements of operations for Fiscal 2010.

Note 7.   Commitments and Contingencies, and Legal Proceedings

Our current five year lease on our primary operating facility and adjacent storage location in El Cajon, California, expires in December, 2011.  In 2010 we added 6,500 square feet of leased warehouse space within one mile of our El Cajon facility.  Our current lease on the additional warehouse space expires in November 2011.  Rental expense recorded in general and administrative expenses for Fiscal 2010 and 2009 was $276,100 and $210,400, respectively.  Future minimum lease payments for each of the next five fiscal years, excluding variable and therefore currently unknown costs for the maintenance of common areas, are as follows:

Year Ended July 31	Amount
2011	$228,800
2012	$93,200
2013	$-
2014	$-
2015	$-
$322,000

During Fiscal 2010 we received $110,000 pursuant to the settlement of a warranty claim in a suit against a software vendor, and recorded this amount as “Other” within “Other income and (expense)” in the consolidated statements of operations for Fiscal 2010.

We have been awarded other amounts in arbitration proceedings related to the ownership of, and trade secrets related to, our SDC technology.  We believe it is unlikely that we will collect any part of such awards and we have therefore not recorded any amounts as assets on the consolidated balance sheets as at July 31, 2010 or 2009.

Note 8.  Sales of Common Stock

On September 3, 2009, we closed a registered direct offering whereby we sold $3 million of our common stock and warrants to institutional investors pursuant to a shelf registration statement declared effective by the SEC on May 8, 2009.  Under the terms of the offering, we issued to the investors 1,818,182 shares of our common stock, and warrants to purchase 727,272 shares of our common stock.  The common stock was sold at a price of $1.65 per share, and the investors received warrants to purchase 0.4 shares of our common stock at an exercise price of $2.10 per share for each share of common stock they purchased in the offering.   The fair value of the investor warrants, based on their fair value relative to the common stock issued, was $1,270,100 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 159.59%, and a risk-free interest rate of 2.39%). The warrants were exercisable as of March 3, 2010, and any unexercised warrants will expire on March 3, 2015.  We also paid a fee of $180,000 to Rodman & Renshaw, LLC (“Rodman”) in consideration for its services as the placement agent in the offering.  We also issued to Rodman and its principals, warrants to purchase 90,909 shares of our common stock at an exercise price of $2.0625 per share.  The fair value of the warrants issued to Rodman, based on their fair value relative to the common stock issued, was $154,900 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 159.59%, and a risk-free interest rate of 2.39%). These warrants were exercisable as of March 3, 2010, and any unexercised warrants will expire on May 7, 2014.  After fees and expenses, the net proceeds of the offering to us were $2,783,200, which is being used and will be used for working capital.

On May 27, 2009, we closed a registered direct offering whereby we sold $3 million of our common stock and warrants to institutional investors pursuant to the shelf registration statement declared effective by the SEC on May 8, 2009.  Under the terms of the offering, we issued to the investors 1,418,441 shares of common stock, and warrants to purchase 496,452 shares of our common stock.  The common stock was sold at a price of $2.115 per share, and the investors received warrants to purchase 0.35 shares of common stock at an exercise price of $2.37 per share for each share of common stock they purchased in the offering.  The fair value of the investor warrants, based on their fair value relative to the common stock issued, was $652,700 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 155.86%, and a risk-free interest rate of 2.16%).  The warrants were exercisable as of May 27, 2009 and any unexercised warrants will expire five years from that date.  In addition we paid a fee of $180,000 to Axiom Capital Management, Inc. (“Axiom”) in consideration for its services as the placement agent in the offering.  We also issued to Axiom and its principals, warrants to purchase 70,922 shares of our common stock at an exercise price of $2.64 per share. The fair value of the warrants issued to Axiom, based on their fair value relative to the common stock issued, was $92,800 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 155.86%, and a risk-free interest rate of 2.16%).These warrants were exercisable as of May 27, 2009 and any unexercised warrants will expire five years from that date.  After fees and expenses, the net proceeds of the offering to us were $2,769,500.  The net proceeds from the offering were used for working capital.

See Note 13 for information regarding sales of common stock subsequent to July 31, 2010.

Note 9.  Other Equity and Common Stock Transactions

We paid no dividends during any of the periods presented, and have never paid dividends.

In August 2009, we entered into one year agreements with two independent third party consultants who joined our Advisory Panel.  Each consultant was granted an option to purchase 25,000 shares of our common stock, with a two year term and vesting in bi-annual increments over one year.  The options, which have exercise prices of $1.85 and $1.79, were valued at $16,600 (based on the Black-Scholes Option Pricing Model, assuming no dividend yield, volatility of 99.87% and a risk free interest rate of 0.43%) and $14,800 (based on the Black-Scholes Option Pricing Model, assuming no dividend yield, volatility of 99.92% and a risk free interest rate of 0.42%), respectively.  The options are being revalued quarterly until fully vested, with any change in fair value expensed.  Expense recorded through July 31, 2010 for these options was $61,600.

On October 12, 2009, we entered into an amended and restated employment agreement with Michael L. Krall, our Chief Executive Officer, which agreement amends and restates in its entirety the employment agreement we previously entered into with Mr. Krall effective as of April 17, 1996.  In addition, on October 12, 2009, we entered into employment agreements with Andrew Buckland, our Chief Financial Officer, and Donna Singer, our Executive Vice President.  The three agreements are collectively referred to as “the Agreements”.  Included in the Agreements is a provision for the executive to have a period of not less than one hundred twenty (120) days to exercise their then outstanding stock options following any termination of the executive’s employment for any reason other than for Cause (as defined in the Agreements).  Such period (the “Washout Period”) can in no event be beyond the maximum permitted expiration date.  Prior to the Agreements, the Washout Period defined in the stock option agreements for the outstanding options held by each of the executives ranged from three (3) days to 90 days.  We determined the fair value of the change in the terms of the options to be the difference in the estimated fair value immediately before and immediately after the date of the Agreements, using the Black-Scholes Option Pricing Model.  We recorded a change in fair value of $29,000 related to vested options as an expense within the consolidated statements of operations for the First Quarter. A change in fair value of $5,500 related to unvested options will be amortized over the remaining vesting periods.  During the First Quarter we also recorded $221,700 of expense for stock and options issued to employees, officers and directors in prior periods.

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

In May 2010, we issued options to purchase an aggregate of 360,000 shares of our common stock, to our three executive officers. These options have a ten year term and vest annually in equal increments over four years. The options, which have an exercise price of $3.09, were valued at $1,061,800 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 175.10%, and a risk free interest rate of 2.66%).  Additionally, in the same month we granted 61,200 shares of restricted stock to three of our directors, and a five year option to purchase 30,000 shares of common stock at an exercise price of $3.09 per share, to one of our directors.   Both the restricted stock and the options granted to our directors vest after one year.  The 61,200 restricted shares were valued at $185,400 or $3.03 per share (based on the prevailing market price of our common stock on the date of grant), while the options were valued at $87,500 (based on the Black Scholes Option Pricing Model assuming no dividend yield, volatility of 178.10%, and a risk free interest rate of 2.31%).  The stock options and stock granted to directors and officers in May 2010 were issued under the 2007 Equity Incentive Plan.

Also during the three months ended July 31, 2010 (the “Fourth Quarter”), we received $266,400 from the exercise of warrants to purchase 109,386 shares of our common stock, at an average exercise price of $2.44; received $23,100 from the exercise of non-employee options to purchase 12,500 shares of our common stock; and received $136,300 for the exercise of options to purchase 171,666 shares of our common stock by two of our officers.  In addition, during the Fourth Quarter, we recorded $254,000 of expense for options issued to employees, officers and directors in prior periods.

At July 31, 2010 we had outstanding warrants to purchase 1,889,663 shares of our common stock, with exercise prices ranging from $2.06 to $8.60.  These warrants expire at various times between March 2011 and March 2015.  In June 2008, the FASB ratified authoritative guidance, which became effective for us as of August 1, 2009, providing a framework for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions, in order to determine whether the instrument should be classified as an equity instrument or a derivative instrument.  We have performed evaluations of our equity-linked financial instruments subject to the guidance, including outstanding common stock warrants, and determined that they should be classified as equity within the consolidated balance sheets.  No additional equity-linked financial instruments subject to the guidance have been issued subsequent to October 31, 2009.

Note 10.  Stock-Based Compensation

We have the following active equity incentive plans (the “Plans”) pursuant to which options to acquire common stock have been granted:

2001 PURE Bioscience Directors And Officers Stock Option Plan:  approved by our shareholders in January 2001, there are 500,000 shares of Common Stock authorized under this Plan.  Officers and directors are eligible participants.  Only non-qualified stock options may be granted under this Plan.

2001 PURE Bioscience Consultants and Advisors Stock Option Plan:  adopted by the Board in January 2001, there are 500,000 shares of Common Stock authorized under this Plan. Officers and directors are not eligible participants. Only non-qualified stock options may be granted under this Plan.

2002 PURE Bioscience Non-Qualified Stock Option Plan:  approved by our shareholders in March 2002, there are 2,000,000 shares authorized under this Plan.  Eligible plan participants include officers, directors, consultants, advisors, and other individuals deemed by the Compensation Committee of the Board (the “Compensation Committee”) to provide valuable services to us.  Only non-qualified stock options may be granted under this Plan.

2002 PURE Bioscience Employee Incentive Stock Option Plan:  approved by our shareholders in March 2002, there are 1,000,000 shares of Common Stock authorized under this Plan.  Eligible plan participants include employees and non-employee directors of the Company.  Incentive stock options may be granted to employees under this Plan.

2004 PURE Bioscience Consultants and Advisors Stock Option Plan:  Adopted by the Board in April 2004, there are 1,000,000 shares of Common Stock authorized under this Plan.  Officers and directors are not eligible participants. Only non-qualified stock options may be granted under this Plan.

2007 PURE Bioscience Equity Incentive Plan:  approved by our shareholders in April 2007, the Plan has a share reserve of 5,000,000 shares of common stock, which were registered under a Form S-8 filed with the SEC in May 2007.  The Plan provides for the grant of incentive and non-qualified stock options, as well as stock appreciation rights, common stock awards, restricted stock units, performance units and shares, and other stock-based awards. Eligible participants include employees, directors, officers and advisors, although incentive stock options generally may be granted only to employees.

All of the Plans are administered by the Compensation Committee.  The exercise price for stock options is always at or above the fair market value of our common stock on the date the award is granted. Fair market value is defined under each of the Plans and is based on prevailing market prices of our common stock as reported by the NASDAQ Stock Market.  The term of stock options granted, and their vesting schedules, are determined by the Compensation Committee, subject to any limitations defined in the Plans.  The Compensation Committee also determines the vesting of other, non-option, stock awards.

On August 1, 2006, we adopted the provisions of applicable authoritative guidance requiring us to recognize expense related to the fair value of share-based compensation awards to employees and directors.  We elected to use the modified-prospective-transition method as permitted by the guidance and therefore have not restated our financial results for prior fiscal years.  We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award.  The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period defined pursuant to the terms of the consulting agreement may be different.  Share-based compensation expense for awards granted subsequent to July 31, 2006 is based on the grant date fair value estimated using the Black-Scholes option pricing model.  The following methodology and assumptions were used to calculate share based compensation for Fiscal 2010 and 2009:

	For the years ended July 31
	2010	2009
Expected price volatility	97.70% - 175.67%	97.70% - 156.73%
Risk-free interest rate	0.25% - 2.66%	0.25% - 2.00%
Expected rate of forfeiture	0.0%	0.0%
Expected dividend yield	0.0%	0.0%
Weighted average expected term	5.0 years	3.4 years

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

Following the guidance of Staff Accounting Bulletin No. 107 (“SAB 107”), we have been following the “Simplified Method” to determine the expected term of “Plain Vanilla” options.  All of our outstanding options are Plain Vanilla options.  Under the Simplified Method, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.  In SAB 107, the Staff stated that it would not expect a company to use the Simplified Method for share option grants after December 31, 2007, however on December 21, 2007 the SEC published Staff Accounting Bulletin No. 110 (“SAB 110”), which expressed the views of the Staff regarding the continued use of a Simplified Method in certain circumstances where a company is unable to rely on historical data.  We are unable to rely on our historical exercise data as there have been only a limited number of option exercises in recent periods; there have been a limited number of plan participants which is expected to grow; our common stock was traded until April 2008 on the illiquid Bulletin Board but our common stock is now listed on the NASDAQ Capital Market; we have had over recent years significant trading blackout periods for employees and directors; there has been minimal employee and director turnover; we have recently changed the terms of employee stock option grants to reduce the term of such grants; there are no comparable companies in terms of size, location and industry (particularly as we are developing a platform technology and operate in multiple industries); and we have had significant structural changes in our business including the sale of the Water Treatment Division and abandonment of our Triglycylboride technology, and expect to continue to change in the foreseeable future.  We are therefore, under the guidance of SAB 110, continuing to use the Simplified Method to determine the expected term of options issued to employees and directors, but will continually evaluate our historical data as a basis for determining the expected terms of such options.

For the purposes of estimating the fair value of stock option awards, the risk-free interest rate used in the Black-Scholes calculation is based on the prevailing U.S Treasury yield as determined by the U.S. Federal Reserve.  We have never paid any dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Historically, we have not had significant forfeitures of unvested stock options granted to employees and directors.  A significant number of our stock option grants have historically been fully vested at issuance or have had short vesting provisions.  Therefore, we have estimated the forfeiture rate of our outstanding stock options as zero, but will continually evaluate our historical data as a basis for determining expected forfeitures.

The following table sets forth the share-based compensation expense recorded in our consolidated statements of operations for Fiscal 2010 and 2009 resulting from share-based compensation awarded to our employees, directors and third party service providers:

	Fiscal 2010	Fiscal 2009
Share-based compensation for employees and directors:
Selling expense	$74,400	$10,200
General and administrative expenses	933,600	410,500
Research and development	93,200	12,800
Total share-based compensation for employees and directors	1,101,200	433,500

Share-based compensation for third party service providers:
Selling expense	$69,100	$1,100
General and administrative expenses	47,500	58,600
Research and development	38,100	8,200
Total share-based compensation for third party service providers	154,700	67,900

Total share-based compensation expense	$1,255,900	$501,400

A summary of stock option activity is as follows:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($000's)
Balance at July 31, 2008	7,442,447	$1.62	$26,479
Granted	892,250	$2.42
Exercised	(1,259,589)	$1.00
Forfeited / Cancelled	(899,892)	$2.06
Balance at July 31, 2009	6,175,216	$1.80	$3,836
Granted	1,032,800	$2.62
Exercised	(946,826)	$0.60
Forfeited / Cancelled	(525,140)	$2.05
Balance at July 31, 2010	5,736,050	$2.12	$4,628

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.50 to $0.75	560,000	0.44	$0.53	560,000	0.44	$0.53
$0.80 to $1.20	520,000	0.40	$0.80	520,000	0.40	$0.80
$1.30 to $7.50	4,656,050	2.95	$2.46	3,270,588	1.43	$2.38
	5,736,050	2.47	$2.12	4,350,588	1.18	$1.95

Cash received from options and warrants exercised in Fiscal 2010 and 2009 was $1,049,100 and $937,900, respectively. The intrinsic value of all options exercised during Fiscal 2010 and 2009 was $1,061,900 and $2,096,600, respectively.  The weighted-average grant date fair value of equity options granted during Fiscal 2010 and 2009 was $2.44 and $1.88, respectively.

As of July 31, 2010, there was $3,133,200 of unrecognized non-cash compensation cost related to unvested options, which will be recognized over a weighted average period of 3.2 years.

During the Fourth Quarter, we issued 61,200 shares of restricted stock to three of our independent directors.  The restricted shares, valued at $185,400, will be expensed over the one year vesting term. Prior to Fiscal 2009 all stock awards were immediately vested.  A summary of restricted stock units issued during Fiscal 2010 is as follows:

Number of Shares
Unvested at July 31, 2009	86,800
Granted	61,200
Vested	(65,100)
Forfeited / Cancelled	(21,700)
Unvested at July 31, 2010	61,200

During Fiscal 2010 and 2009, we recognized stock based compensation expense for restricted stock of $156,400 and $42,300, respectively.  As of July 31, 2010, there was $139,100 of unrecognized non-cash compensation cost related to unvested restricted shares, which will be recognized over a weighted average period 0.76 years.

Note 11.  Taxes

We file federal and California consolidated tax returns with our subsidiaries.  Our income tax provision for Fiscal 2010 was $2,500 and for Fiscal 2009 was $2,400; the minimum state franchise taxes we pay regardless of income or loss.

At July 31, 2010, we had federal and California tax net operating loss carry-forwards of approximately $56.3 million and $46.2 million, respectively. Included in these net operating loss carry-forwards is $15.9 million related to a deduction for income tax purposes for which the Company has not realized a tax benefit.  In future periods an adjustment would be recorded to Additional Paid in Capital at the time that these net operating losses may be utilized and reduce income tax.  At July 31, 2009, we had federal and California tax net operating loss carry-forwards of approximately $50.0 million and $39.7 million, respectively.  Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code as well as similar state provisions. These ownership changes may limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain shareholders or public groups. Since our formation, we have raised capital through the issuance of capital stock on several occasions (both before and after our initial public offering in 1996) which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition.  While we do not believe that we have experienced an ownership change, the pertinent tax rules related thereto are complex and subject to varying interpretations, and thus complete assurance cannot be provided that the taxing authorities would not take an alternative position.

Our current federal tax loss carry-forwards will begin expiring in the year ending July 31, 2011 unless previously utilized, and will completely expire in the year ending July 31, 2029.  In the two fiscal years ending July 31, 2011 and 2012, $3.3 million of our federal net operating loss carry-forwards will expire, and the balance of our current federal net operating loss carry-forwards will expire between July 31, 2018 and July 31, 2029.  Our current California tax loss carry-forwards will begin to expire in the year ending July 31, 2014, and will completely expire in the year ending July 31, 2029.

Significant components of our deferred tax assets are as follows:

	July 31, 2010	July 31, 2009
Net operating loss carry-forward	$15,531,000	$13,419,700
Stock options and warrants	1,307,000	1,014,700
Other temporary differences	31,300	(26,000)
Total deferred tax assets	16,869,300	14,408,400
Valuation allowance for deferred tax assets	(16,869,300)	(14,408,400)
Net deferred tax assets	$-	$-

Realization of our deferred tax assets, which relate to operating loss carry-forwards and timing differences, is dependent on future earnings, among other factors. The timing and amount of future earnings are uncertain and therefore a valuation allowance has been established. The increase in the valuation allowance on the deferred tax asset during Fiscal 2010 was $2,460,900.

A reconciliation of income taxes computed using the statutory income tax rate, compared to the effective tax rate, is as follows:

	2010	2009
Federal tax benefit at the expected statutory rate	34.0%	34.0%
State income tax, net of federal tax benefit	5.8	5.8
Other	(3.4)	(0.8)
Valuation allowance	(36.4)	(39.0)

Income tax benefit – effective rate	0.0%	0.0%

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

FIN 48 became effective for us on August 1, 2007; however the adoption has not had a material impact on our consolidated results of operations and financial position as we have had no unrecognized tax benefits that, if recognized, would impact our effective income tax rate in future periods. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense; however we have had no accrued interest or penalties at either August 1, 2010 or July 31, 2009.  We are subject to taxation in the United States and in California, and our historical tax years remain subject to future examination by the U.S. and California tax authorities.

The following table summarizes the activity related to our unrecognized tax benefits:

Balance at July 31, 2009	None
Increases related to current year tax positions	None
Expiration of statute of limitations for the assessment of taxes	None
Other	None
Balance at July 31, 2010	None

Note 12.  Business Segment and Sales Concentrations

Operating segments are defined as components for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We believe that based upon the end use of our products, the value added contributions made by us, the regulatory requirements, our customers and partners, and the strategy required to successfully market finished products, we are operating in a single segment.

In Fiscal 2010, 68% of product sales were made to five customers, with sales to BASF and Harmony Bioscience, our distributor of hard surface disinfectant products to Asia, each comprising more than 10% of our revenues.  83% of product revenue for Fiscal 2010 was derived from sales made to U.S. domestic customers and 17% from sales made to international customers.  In Fiscal 2009, 84% of product sales were made to five customers; 98% of product sales were made to U.S. domestic customers and 2% were made to international customers.  In some cases we have, or may have in future periods, distributors or strategic partners to whom we have granted rights to sell our technology in multiple countries. Generally, we do not require distributors to report to us the quantities of products that they sell in each country.  In such cases, we report revenues based on the country to which we first ship products.

During Fiscal 2010, 47% of our product sales were of bulk ready to use disinfectant or finished packaged products containing our ready to use disinfectant, and 53% of our sales were of SDC concentrate.  During Fiscal 2009, 38% of our product sales were of concentrated SDC.

All of our tangible assets are located in the United States.

Note 13.  Subsequent Events

On October 21 and 22, 2010, we entered into common stock purchase agreements with a total of eleven non-affiliated accredited investors relating to the sale and issuance by us to such investors of 1,080,000 shares (the “Shares”) of our common stock at a per share price of $2.20, for a total purchase price of $2.376 million (such transaction, the “Financing”). The Financing was consummated on October 25, 2010.  We did not engage any underwriter or placement agent to assist with the Financing, and thus no underwriter discounts or commissions were paid.  The Shares sold in the Financing represented approximately 3% of our outstanding common stock prior to the sale. With respect to the Financing, we relied on an exemption from registration under Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). No advertising or general solicitation was employed in offering the Shares. The Shares were offered solely to a limited number of non-affiliated accredited investors (as defined in Rule 501(a) of the Securities Act) and transfer of the Shares is restricted by the Company in accordance with the requirements of the Securities Act.  After expenses, the net proceeds are expected to be approximately $2.371 million, which will be used for working capital.

In addition, subsequent to July 31, 2010 we received $115,400 from the exercise of stock options to purchase 205,000 shares of our common stock; and received $259,067 from the exercise of warrants to purchase 123,365 shares of our common stock.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the foregoing evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that as of July 31, 2010 our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Our Controls

There were no changes in our internal controls over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2010.  Mayer Hoffman McCann P.C., an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of July 31, 2010. This report, which expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of July 31, 2010, is included elsewhere herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
PURE Bioscience

We have audited PURE Bioscience’s (“the Company”) internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, PURE Bioscience maintained, in all material respects, effective internal control over financial reporting as of July 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PURE Bioscience as of July 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended of PURE Bioscience, and our report dated October 28, 2010 expressed an unqualified opinion on those financial statements.

/s/ Mayer Hoffman McCann P.C.
San Diego, California

October 28, 2010

Item 9B.  Other Information

On October 21 and 22, 2010, we entered into common stock purchase agreements with a total of eleven non-affiliated accredited investors relating to the sale and issuance by us to such investors of 1,080,000 shares (the “Shares”) of our common stock at a per share price of $2.20, for a total purchase price of $2.376 million (such transaction, the “Financing”).  We did not engage any underwriter or placement agent to assist with the Financing, and thus no underwriter discounts or commissions were paid. The Financing was consummated on October 25, 2010.  The Shares sold in the Financing represent approximately 3% of our outstanding common stock prior to the sale. With respect to the Financing, we relied on an exemption from registration under Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). No advertising or general solicitation was employed in offering the Shares. The Shares were offered solely to a limited number of non-affiliated accredited investors (as defined in Rule 501(a) of the Securities Act) and transfer of the Shares is restricted by the Company in accordance with the requirements of the Securities Act.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our Annual Meeting of Shareholders scheduled to be held on January 19, 2011, which will be filed with the SEC no later than 120 days after the close of Fiscal 2010. Certain information regarding our executive officers required by this item is set forth in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our Annual Meeting of Shareholders scheduled to be held on or about January 19, 2011, which will be filed with the SEC no later than 120 days after the close of Fiscal 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our Annual Meeting of Shareholders scheduled to be held on or about January 19, 2011, which will be filed with the SEC no later than 120 days after the close of Fiscal 2010.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our Annual Meeting of Shareholders scheduled to be held on or about January 19, 2011, which will be filed with the SEC no later than 120 days after the close of Fiscal 2010.

Item 14.  Principal Accounting  Fees and Services

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our Annual Meeting of Shareholders scheduled to be held on or about January 19, 2011, which will be filed with the SEC no later than 120 days after the close of Fiscal 2010.

PART IV
Item 15.  Exhibits

A. The following Exhibits are filed as part of this registration statement pursuant to Item 601 of Regulation S-K:

3.1	(1)	--	Articles of Incorporation

3.1.1	(2)	--	Articles of Amendment to Articles of Incorporation, dated March 11, 2002

3.1.2	(3)	--	Articles of Amendment to Articles of Incorporation, dated September 26, 2003

3.2	(4)	--	Amended and Restated Bylaws

4.1	(5)	--	Form of Common Stock Certificate

4.2	(6)	--	Form of Investor Warrant

4.3	(7)	--	Form of Investor Warrant

4.4	(8)	--	Form of Investor Warrant

4.5	(9)	--	Form of Placement Agent Warrant

10.1	(10)	--	Innovative Medical Services Consultant and Advisors Stock Option Plan

10.2	(11)	--	Innovative Medical Services 2001 Directors and Officers Stock Option Plan

10.3	(12)	--	Innovative Medical Services 2002 Employee Incentive Stock Option Plan

10.4	(13)	--	Innovative Medical Services 2002 Non-Qualified Stock Option Plan

10.5	(14)	--	PURE Bioscience 2004 Consultant and Advisors Stock Option Plan

10.6	(15)	--	The PURE Bioscience 2007 Equity Incentive Plan

10.7	(16)	--	Placement Agent Agreement, dated as of April 28, 2009, by and between Pure Bioscience and Axiom Capital Management, Inc.

10.8	(17)	--	Placement Agent Agreement, dated as of August 3, 2009, by and between Pure Bioscience and Rodman & Renshaw, LLC

10.9	(18)	--	Employment Agreement by and between Pure Bioscience and Michael L. Krall, dated October 12, 2009

10.10	(19)	--	Employment Agreement by and between Pure Bioscience and Andrew Buckland, dated October 12, 2009

10.11	(20)	--	Employment Agreement by and between Pure Bioscience and Donna Singer, dated October 12, 2009

14.1	(21)	--	Code of Ethics

21.1	(22)	--	Subsidiaries of the Registrant

23.0		--	Consent of Mayer Hoffman McCann P.C.*

31.1		--	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2		--	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1		--	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2		--	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference from Exhibit 3.1 to the Form SB-2 registration statement, SEC File #333-00434, effective August 8, 1996

(2)	Incorporated by reference from Exhibit 3.1.1 to the Annual Report on Form 10KSB for the fiscal year ended July 31, 2002, filed with the SEC on October 29, 2002

(3)	Incorporated by reference from Exhibit 3.1.2 to the Annual Report on Form 10KSB for the fiscal year ended July 31, 2003, filed with the SEC on October 29, 2003

(4)	Incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K, filed with the SEC on February 25, 2008

(5)	Incorporated by reference from Exhibit 4.3 to the Form SB-2 registration statement, SEC File #333-00434, effective August 8, 1996

(6)	Incorporated by reference from Exhibit 4.4 to the Current Report on Form 8-K, filed with the SEC on October 25, 2007

(7)	Incorporated by reference from Exhibit 4.5 to the Current Report on Form 8-K, filed with the SEC on May 22, 2009

(8)	Incorporated by reference from Exhibit 4.5 to the Current Report on Form 8-K, filed with the SEC on September 2, 2009

(9)	Incorporated by reference from Exhibit 4.5 to the Current Report on Form 8-K, filed with the SEC on October 25, 2007

(10)	Incorporated by reference from Exhibit 99.5 to Form S-8, filed with the SEC on January 30, 2001

(11)	Incorporated by reference from Exhibit 99.4 to Form S-8, filed with the SEC on January 30, 2001

(12)`	Incorporated by reference from Exhibit 99.8 to Form S-8, filed with the SEC on May 20, 2002

(13)	Incorporated by reference from Exhibit 99.7 to Form S-8, filed with the SEC on May 20, 2002

(14)	Incorporated by reference from Exhibit 99 to Form S-8, filed with the SEC on April 23, 2004

(15)	Incorporated by reference from Exhibit 10.15.8 to the Annual Report on Form 10-K, filed with the SEC on October 14, 2008

(16)	Incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on May 22, 2009

(17)	Incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on September 2, 2009

(18)	Incorporated by reference from Exhibit 10.18 to the Annual Report on Form 10-K, filed with the SEC on October 13, 2009

(19)	Incorporated by reference from Exhibit 10.19 to the Annual Report on Form 10-K, filed with the SEC on October 13, 2009

(20)	Incorporated by reference from Exhibit 10.20 to the Annual Report on Form 10-K, filed with the SEC on October 13, 2009

(21)	Incorporated by reference from Exhibit 14.1 to the Current Report on Form 8-K, filed with the SEC on February 25, 2008

(22)	Incorporated by reference from Exhibit 21.1 to the Annual Report on Form 10-K, filed with the SEC on October 13, 2009

* Filed herewith

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE BIOSCIENCE	DATE

/s/ MICHAEL L. KRALL	October 28, 2010
Michael L. Krall, President / Chief Executive Officer
(Principal Executive Officer)

/s/ ANDREW J. BUCKLAND	October 28, 2010
Andrew J. Buckland, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ GREGORY BARNHILL	Director	October 27, 2010
Gregory Barnhill

/s/ DENNIS BROVARONE	Director	October 27, 2010
Dennis Brovarone

/s/ JOHN J. CARBONE	Director	October 27, 2010
John J. Carbone

/s/ MICHAEL L. KRALL	President/CEO and Director	October 28, 2010
Michael L. Krall

/s/ PAUL V. MAIER	Director	October 27, 2010
Paul V. Maier

/s/ DONNA SINGER	Executive Vice President and Director	October 28, 2010
Donna Singer