Form 10-K/A
period 2010-07-31
PURE BIOSCIENCE
filed 2010-12-06
CIK 1006028

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Large accelerated filer     Accelerated filer ☐    Non-accelerated filer ☐ (Do not check if a smaller reporting company)     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

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

Explanatory Note

We are hereby amending in its entirety Part III of our Annual Report on Form 10-K for the fiscal year ended July 31, 2010, as set forth in the pages attached hereto. Other than as specifically set forth herein, this Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K and, other than the amendment described above, does not modify or update the disclosures in the original Annual Report on Form 10-K in any way.

Pursuant to the rules of the Securities and Exchange Commission, we have also included currently dated certifications from our principal executive and principal financial officers, as required by Sections 302 of the Sarbanes-Oxley Act of 2002, attached as Exhibits 31.1 and 31.2 to this report.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance

Executive Officers

The following table and information below sets forth information with respect to each of our executive officers:

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

MICHAEL L. KRALL    Mr. Krall is our President, Chief Executive Officer, and Chairman of the Board, positions that he has held since 1993.

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

Directors

The name, age, and position of each of our directors are listed below:

Name	Age	Position	Year First Elected
Gregory H. Barnhill	57	Director	2001
Dennis Brovarone	54	Director	1996
John J. Carbone, MD	49	Director	2009
Michael L. Krall	58	President, CEO, Chairman, Director	1992
Paul V. Maier	63	Director	2008
Donna Singer	40	Executive Vice President, Director	1998

GREGORY H. BARNHILL   Mr. Barnhill is a Partner in Brown Advisory Securities, LLC, a member firm of the Financial Industry Regulatory Authority, Inc. (FINRA).  Previously, Mr. Barnhill served as Managing Director of North American Equity Sales at Deutsche Banc Alex Brown Inc., an investment services firm. He joined the firm in 1975, following his graduation from Brown University with a degree in economics.  Mr. Barnhill is on the board of Osiris Therapeutics, Inc. (NASDAQ: OSIR), a biotechnology company, and serves as a board member for a number of charitable and philanthropic organizations. Mr. Barnhill has extensive knowledge of capital and securities markets, experience with other publicly held corporations and a significant historical understanding of our business, operations, and strategic objectives.

DENNIS BROVARONE   Mr. Brovarone has been practicing corporate and securities law since 1986 and as a sole practitioner since 1990, specializing in U.S. public companies.  He was elected to the Board in April 1996, and acted as counsel to the Company at the time of our Initial Public Offering in that year.  Mr. Brovarone has served as securities counsel to the Company since that time.  Mr. Brovarone is a long standing member of our Board and has extensive knowledge of U.S. securities law and capital markets, experience in strategic transactions and mergers and acquisitions, technical skills across various industries, and significant understanding of our business and operations which he has acquired through his more than fourteen years of service to the Company.

JOHN J. CARBONE, MD   Dr. Carbone is a Board Certified Orthopedic Surgeon and a Fellow of the American Academy of Orthopedic Surgeons. Since 2004, he has served as the Director, Orthopedic Spine Services at Harbor Hospital in Baltimore, MD.    Dr. Carbone received a bachelor's degree in engineering from The United States Merchant Marine Academy in 1983. He served as a marine engineer for Military Sealift Command until 1988, and as a lieutenant in the United States Naval Reserve until 1993. He received his medical degree from the University of Maryland School of Medicine in 1992, and completed his orthopedic residency training and his reconstructive spinal surgery fellowship at The Johns Hopkins Hospital.  Dr. Carbone has been a senior officer of two privately held orthopedic research and design companies, and is the inventor of several patented orthopedic devices and methods.  Dr. Carbone has significant knowledge of the medical device market and FDA regulatory processes and of business operations, which provides the Board with important insights into the Company’s business strategies and opportunities.  In addition, Dr. Carbone has extensive contacts in the medical field and with medical device and pharmaceutical corporations.

MICHAEL L. KRALL   Mr. Krall is the Company’s founder.  Additionally, he has held the positions of President, CEO and Chairman of the Board since 1993, and is an inventor or co-inventor on the majority of our SDC patent portfolio.  Mr. Krall has unparalleled knowledge of our technology, our operations and our relationships with our partners, which he has acquired through his more than 17 years of service to, and leadership of, the Company.  The Board also believes that Mr. Krall’s leadership ability and commitment to excellence make him well suited to serve as Chairman of our Board.

PAUL V. MAIER   Since November 2009, Mr. Maier has served as Chief Financial Officer of Sequenom, Inc., a life sciences company based in San Diego.  Previously, he served as Vice President, Chief Financial Officer and became Senior Vice President, Chief Financial Officer of Ligand Pharmaceutical Inc., a biotechnology company, from 1992 to 2007.  Prior to Ligand Pharmaceutical, Mr. Maier served as Vice President, Finance at DFS West, a division of DFS Group, L.P., a private multinational retailer from October 1990 to October 1992. From February 1990 to October 1990, Mr. Maier served as Vice President and Treasurer of ICN Pharmaceuticals, Inc., a pharmaceutical and biotechnology research products company. Mr. Maier held various positions in finance and administration at SPI Pharmaceuticals, Inc., a biotechnology company and a publicly held subsidiary of ICN Pharmaceuticals Group, from 1984 to 1988, including Vice President, Finance from February 1984 to February 1987. Mr. Maier received an M.B.A. from Harvard Graduate School of Business and a B.S. from Pennsylvania State University.   Mr. Maier also serves on the boards of directors of International Stem Cell Corp. and Hana Biosciences, Inc., both publicly-held biotechnology companies.  Mr. Maier has a deep knowledge and understanding of financial operations and regulatory environments, through his service in senior management positions of U.S. public companies in the life sciences industry.  Additionally, his service on other public company boards combined with his business acumen and judgment provide our Board with valuable accounting, financial and operational expertise and leadership.

DONNA M. SINGER   Ms. Singer is the Executive Vice President of the Company and has been a director since 1998. From 1996 to 1998, Ms. Singer served as Vice President of Operations for the Company.  Ms. Singer has extensive knowledge of our technology, our operations and markets for our SDC technology, having been a senior executive at the Company for fourteen years.  As a result of her experience and expertise, Ms. Singer provides the Board with important insight into our operations, business strategies, our current and proposed strategic partners and the markets in which we compete.

In addition to the information presented above regarding each director’s specific experience, qualifications and attributes, we also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards. They each have demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to the Company and our Board.

Information Regarding the Board of Directors and its Committees
In February 2008, our Board established an audit committee (the “Audit Committee”) and a compensation committee (the “Compensation Committee”).  Each committee operates pursuant to a written charter, copies of which can be found on the corporate governance section of our web site, www.purebio.com. Each of our Board committees is required to perform an annual self-performance evaluation, which evaluation includes a comparison of the performance of the respective committee in light of the requirements of its charter.

Audit Committee
The Audit Committee reviews our corporate accounting and financial reporting process on behalf of the Board. The Audit Committee has the sole authority to appoint, retain or terminate our independent auditors; approves in advance all audit and permissible non-audit services to be provided to us by our independent auditors; oversees the independence of our independent auditors; evaluates our independent auditors' performance; oversees and evaluates management's assessment of the effectiveness of internal control over financial reporting as of the end of each fiscal year; oversees and evaluates our accounting and financial controls; receives and considers our independent auditors' comments as to accounting and financial controls; discusses with management and our independent auditors the results of the annual audit and our annual financial statements; discusses with management and our independent auditors, as applicable, the results of our independent auditors' interim review of our quarterly financial statements, as well as our earnings press releases; and reviews and approves all related-party transactions that are required to be disclosed by applicable laws, rules or regulation.

Mr. Maier is the Chairman of the Audit Committee. Our Board has made a qualitative assessment of Mr. Maier’s knowledge and experience based on a number of factors, including his formal education and prior work experience., and has determined that Mr. Maier qualifies as an "audit committee financial expert," as defined in applicable rules promulgated by the Securities and Exchange Commission (“SEC”).  In general, an “audit committee financial expert” is an individual member of the audit committee who understands Generally Accepted Accounting Principles and financial statements; is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves; has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity of our own financial statements; understands internal controls over financial reporting; and  understands audit committee functions.

Compensation Committee
The Compensation Committee assists the Board in fulfilling its responsibilities in connection with the compensation of our directors, officers, and employees.  It performs this function by establishing and overseeing the administration of our compensation policies for our executives; reviewing and approving strategies for attracting, developing and motivating management and employees; recommending to the Board the approval of compensation plans and programs, including various incentive compensation, retirement and other benefit plans; and administering or overseeing approved compensation plans or programs.

The Compensation Committee has retained Radford Surveys & Consulting, a division of Aon Consulting, as an independent consultant to advise on matters related to executive and director compensation and evaluating executive compensation programs. The consultant reports to and acts at the direction of the Compensation Committee. The Compensation Committee instructs the consultant with respect to its duties and, other than subscription fees we pay for compensation, benefit and benchmark surveys we purchase from them, the consultant receives no other compensation from us outside its role as advisor to the Compensation Committee.  These duties include preparing competitive compensation analyses and assisting the Compensation Committee with identifying and selecting our group of peer companies listed in the Compensation Discussion and Analysis section below.  Along with the consultant, our Chief Executive Officer assists the Compensation Committee in reaching compensation decisions with respect to the Named Executive Officers other than himself.

The Compensation Committee conducts annual reviews of the performance of our Chief Executive Officer and makes recommendations to the independent directors on the full Board for their approval of his compensation.  The Compensation Committee also reviews and makes recommendations to the full Board with respect to director compensation. Additional information regarding the role the Compensation Committee plays in establishing the compensation of our officers and directors can be found in the Compensation Discussion and Analysis section below.  Mr. Maier is the Chairman of the Compensation Committee, with Mr. Brovarone and Mr. Barnhill also serving as committee members.

Director Nominees
The Board does not have a nominating committee, which the Board of Directors determined is not necessary given the relatively small size of the Company’s Board of Directors, management team and operations. Director nominees are selected, or recommended for the Board’s selection, by a majority of the independent directors.  The Board does not have a written charter regarding its director nomination process and will consider candidates for directors proposed by shareholders.  Not less than 90 days prior to a meeting of the Board at which the slate of Board nominees is adopted, the Board accepts written submissions that include the name, address and telephone number of the proposed nominee, along with a brief statement of the candidate's qualifications to serve as a director and a statement of why the shareholder submitting the name of the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the shareholder submitting the name of the candidate, a letter from the candidate agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a resume supporting the nominee's qualifications to serve on the Board, as well as a list of references.

The director nominees are indentified through a combination of referrals, including by management, existing directors and shareholders, where warranted. Once a candidate has been identified, the Board reviews the individual's experience and background, and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, one or more of our directors may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of director nominees submitted to shareholders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their experience in the bioscience, chemical and/or pharmaceutical industries, knowledge of and experience with business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from the candidate prior to reaching a determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

We do not have a formal diversity policy for selecting members of our Board. However, we do believe that it is important that our Board members collectively bring the experiences and skills appropriate to effectively carry out their responsibilities with respect to our business both as conducted today and as we plan for our longer-term strategic objectives. We therefore seek as members of our Board individuals with a variety of perspectives and the expertise and ability to provide advice and oversight in financial and accounting controls; research and development and regulatory affairs; business strategy; business development; and corporate governance, among other key areas of our business.

Meetings of the Board of Directors and Board and Committee Member Attendance
Our full Board of Directors met three times during the fiscal year ended July 31, 2010 (“Fiscal 2010”), either telephonically or in person, while each of the committees met at least four times.  Each incumbent Board member attended seventy-five percent or more of the aggregate of the meetings of the Board and of the committees on which they served that were held during the period for which he or she served as a director.  All of our Board members then serving attended the annual meeting of shareholders held on January 20, 2010.

Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees. The Code of Business Conduct and Ethics is available in the Corporate Governance section of our website, www.purebio.com.  The Code of Business Conduct and Ethics contains general guidelines for conducting the business of our company consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002, and Item 406 of Regulation   S-K.

Section 16(A) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. We are not aware of any shareholders that own greater than ten percent of our outstanding common stock.  Our officers and directors are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and representations that no other reports were required during Fiscal 2010, our officers and directors were in compliance with all applicable Section 16(a) filing requirements.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Overview
The following compensation discussion and analysis provides information on the compensation programs established for our President and Chief Executive Officer, our Chief Financial Officer, and our Executive Vice President (our “Named Executive Officers”) during Fiscal 2010.  All information provided herein should be read in conjunction with the tables provided below.

The Compensation Committee, which was formed in February 2008, is responsible for reviewing and making recommendations regarding compensation for all of our Named Executive Officers.  The Compensation Committee also exercises oversight of our compensation practices for all employees, including strategies for attracting, developing, motivating and retaining employees.

To assist the Compensation Committee with its responsibilities, it has retained Radford Surveys & Consulting, an Aon Consulting Company, as an independent compensation consulting firm that reports directly to the Compensation Committee. The Compensation Committee receives briefing materials from its consultant which are used as the basis for forming compensation strategies and policies.

The Compensation Committee meets in executive sessions without members of management present, and reports and makes recommendations to the Board.  Although the Board has discretion to review all compensation, it has delegated authority with respect to our non-officer compensation programs and practices to the Compensation Committee.  The Compensation Committee annually reviews and makes recommendations to the Board for their approval of the compensation of our Named Executive Officers.

Role of Executive Officers in Compensation Decisions
Our Compensation Committee reviews and makes recommendations to the Board regarding non-equity compensation paid to our Chief Executive Officer.  With regard to the non-equity compensation paid to each other Named Executive Officer, the Compensation Committee and the Chief Executive Officer review the compensation paid to each such officer and make recommendations to the Board regarding the compensation to be paid to such persons. The Compensation Committee and the Chief Executive Officer take into consideration internal pay equity, relative contributions to corporate financial performance, and compensation data for peer companies, when making compensation recommendations to the Board.  Following a review of these recommendations and of compensation data for peer companies, the Board approves, as it deems appropriate, non-equity compensation for each Named Executive Officer.

All equity awards made to Named Executive Officers are approved by the Board.  Equity awards made to the Chief Executive Officer, if any, are recommended to the Board by the Compensation Committee.  Equity awards to Named Executive Officers other than the Chief Executive Officer are reviewed by the Compensation Committee and the Chief Executive Officer, and subsequently recommended to the Board. In making these recommendations, the practices and levels of awards made by peer companies are considered.  Our Named Executive Officers who are also members of our Board do not vote on matters related to their own compensation or equity awards.

Our Chief Executive Officer plays a significant role in the compensation-setting process for Named Executive Officers other than himself, by:

●	evaluating performance;
●	recommending business performance targets and establishing objectives; and
●	recommending salary levels, bonuses and equity-based awards for review by the Compensation Committee

Our Chief Executive Officer participates in most Compensation Committee meetings at the Committee’s request, other than during executive session, to provide:

●	background information regarding our strategic objectives;
●	his evaluation of the performance of the executive officers; and
●	compensation recommendations as to executive officers other than himself

Our Chief Financial Officer prepares meeting information and participates in most Compensation Committee meetings at the Committee’s request, other than during executive session or when the Chief Financial Officer’s own compensation is under discussion.

Compensation Objectives and Philosophy
Our overall compensation objective is to design and implement equitable and cost-effective compensation programs that will help us link corporate strategy and short-term and long-term goals with compensation; enable us to recruit, develop and retain a team able to build and lead a public company developing novel technologies in diverse markets; and motivate employees to achieve our strategic goals.

In spite of the recent economic downturn, the employment market in San Diego County remains competitive, particularly with regard to the specialized skills and experience that we require.  There are many biotechnology and other research-based companies in the region with whom we compete to attract and retain executive and other staff with the requisite skills and experience to carry out our strategy and to maintain compliance with multiple federal and state regulatory agencies.  Our Compensation Committee and Board have recognized that our compensation packages must be designed to attract and retain highly talented individuals that are committed to our goals and objectives.  Our goal is to target total cash compensation in alignment with that of comparable life science companies in our geographic region.  Additionally, our compensation structure provides for equity compensation in the form of options to acquire our common stock, which the Compensation Committee and Board believe motivates and encourages executives to pursue strategic opportunities while managing the risks involved in our current business stage, and aligns compensation incentives with value creation for our shareholders.

In October 2009, the Company entered into employment agreements with our three Named Executive Officers.  The agreements define the conditions and terms of employment for the officers, including compensation and benefits, and provide written agreements comparable with peer companies in the life science industry.  Each agreement provides for certain benefits or protections for the Named Executive Officer in the event that the Company experiences a change in control, which is intended, in part, to act as a retention tool.  We have historically compensated executives via base salary and long-term incentives in the form of stock options and have not had a formal cash bonus program.  However, the employment agreements with our Named Executive Officers include provisions for the eligibility of the executive to receive cash bonuses at the discretion of our Board and which were effective for Fiscal 2010, as further discussed in “Executive Compensation Matters Subsequent to July 31, 2010” below.  For more information regarding the employment agreements, please see “Employment Agreements and Arrangements” and “Potential Payments upon Termination or Change in Control” below.

In addition to linking our compensation program with our corporate strategy and goals, we also consider other factors when designing our compensation programs, including compensation practices at appropriate benchmark companies, the competitiveness of our programs to the market, and regulatory, tax and accounting implications.

The Compensation Committee has determined that executive compensation practices should place a greater emphasis on corporate performance rather than individual performance. Accordingly, our executive compensation is designed to motivate executives by aligning a substantial portion of their compensation with value creation for our shareholders. Performance goals that are considered in determining executive compensation include financial goals, the achievement of business development initiatives, research and regulatory achievements, internal controls and governance, commercial goals, and the enhancement of the Company’s technology.

Benchmarking
We consider compensation practices at a peer group of companies when we design executive compensation programs. In conjunction with Radford Surveys & Consulting, our Compensation Committee compares our Named Executive Officer compensation against the compensation provided to executives in comparable positions at peer companies. While it is difficult to determine peer companies given the multiple industries in which we operate with a platform technology, the current peer group examined by the Compensation Committee includes companies that are comparable to us in several factors including size, business life-cycle stage, and geographical location, among other factors.  These companies are listed below:

Acadia Pharmaceuticals, San Diego, CA
Achillion Pharmaceuticals, New Haven, CT
Anadys Pharmaceuticals, San Diego, CA
Antigenics, Lexington, MA
Bionovo, Emeryville, CA
Cardium Therapeutics, San Diego, CA
Celsion, Columbia, MD
Corcept Therapeutics, Menlo Park, CA
Curis, Cambridge, MA
Cypress Bioscience, San Diego, CA
Cytori Therapeutics, San Diego, CA

CytRx, Los Angeles, CA
MediciNova, San Diego, CA
Neurogesx, San Mateo, CA
Novabay Pharmaceuticals, Emeryville, CA
Oculus Innovative Sciences, Petaluma, CA
Oncothyreon, Seattle, WA
Orexigen Therapeutics, San Diego, CA
Somaxon Pharmaceuticals, San Diego, CA
StemCells, Palo Alto, CA
Sunesis, San Francisco, CA
Threshold Pharmaceuticals, Redwood City, CA

We obtain compensation data on our peer companies from the Compensation Committee's independent consultants, who derive information from their own proprietary research, public filings, and privately published compensation studies conducted by independent third parties; which establish our market reference points. We position our compensation program such that each element of compensation is paid at a level that places us in an approximate percentile of our comparative companies, which we feel best helps us achieve our objectives. For our Named Executive Officers, we target total compensation, including salaries, benefits and equity compensation, such that they approach the 50th percentile of our market reference point. We have targeted the 50th percentile of our market reference point for benchmarking because we feel that such percentile is most appropriate in allowing us to both manage our resources and retain qualified executives to further our corporate goals and objectives.  Actual compensation may vary from these targets at the Compensation Committee's discretion, as we believe benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of our business and objectives that may be unique to us.  However, based on our benchmarking data as provided by Radford Surveys & Consulting, we believe that compensation currently provided to our executive officers approaches but does not exceed the 50th percentile of the range of compensation provided to comparable executives at our peer companies.

Components of Our Executive Compensation Program
Our executive compensation program incorporates components we believe are necessary in order for the Company to provide a competitive compensation package relative to our peers and to provide an appropriate mix between short-term and long-term cash and non-cash compensation.  Elements of our executive compensation are listed below:

●	Base salary
●	Stock and/or stock option awards

●	Discretionary bonuses
●	Employment agreements for our Named Executive Officers containing, among other items, severance and change of control provisions
●	Other benefits, which consist primarily of medical benefits available to all employees
●	Items specific to our President and Chief Executive Officer per his employment agreement

Base Salary
In addition to the benchmarking of salaries for our Named Executive Officers as described above, our salary structure for all employees is based on skill set, knowledge and responsibilities.  Base salaries may be adjusted periodically to reflect current market levels.

Stock Awards
A portion of compensation paid to all employees is equity based, primarily in the form of options to acquire common stock. We believe such compensation helps align the interests of both our officers and other employees with the interests of our shareholders, encourages sustained long-term performance and creates a culture of ownership and entrepreneurship.  Realization of income from stock option compensation occurs only on the appreciation of the price of our common stock.  In addition, we believe stock option awards provide incentives to aid in the retention of key executives and employees.

Stock Option Grant Methodology
Each year, our Board has historically approved, at its discretion, an annual option or stock grant for Named Executive Officers and members of the Board.  In each of the last three calendar years, such awards have been made in the second calendar quarter of the year.

In May 2010, our Board approved the issuance of an option to purchase 200,000 shares of our common stock to our President and Chief Executive Officer, Michael Krall.  Additionally, our Board approved the issuance of options to purchase 80,000 shares of our common stock to each of our Chief Financial Officer, Andrew Buckland, and our Executive Vice President, Donna Singer.  The exercise price for the options awarded was $3.09, which was greater than the fair market value of our common stock on the date of grant.  Each option was a non-qualified stock option with a term of ten years, which vests in equal increments over a period of four years.

Newly-hired executive officers, and newly-hired eligible employees, receive an option grant on their original date of employment, or at the Board’s discretion and depending on the position, after a probationary period.  We have not hired any new executive officers since July, 2005.  We grant stock options as a recruitment incentive and so that employees are motivated as owners.  During Fiscal 2010, we made stock option awards to most of our eligible employees, in addition to new hire awards.  As part of its comprehensive review of our executive compensation program design, in conjunction with Radford Surveys & Consulting, our Compensation Committee has developed a matrix establishing guidelines for the number of stock options that may be awarded to new hires and annually to eligible employees, dependent of the level of the employee’s position in the Company and in the case of the annual awards, on performance.

Discretionary Bonuses
We have periodically paid cash bonuses to Named Executive Officers at the discretion of the Board, based on the Board’s evaluation of performance against various corporate goals and objectives.  Since February 2008 the evaluation of such bonuses, if any, has been performed by the Compensation Committee and approved by the Board. Such evaluation is conducted at the end of the applicable performance period and is based on corporate goals and objectives deemed relevant at the time of such evaluation in light of the Company’s business and prospects.

On October 12, 2009, the Company entered into employment agreements with our three Named Executive Officers.  Among other provisions, the agreements provide, as applicable, for annual bonus targets equal to 50% of the executive’s then applicable base salary for Mr. Krall, and 35% of the executive’s then applicable base salary for each of Mr. Buckland and Ms. Singer, in each case to be awarded at the sole discretion of the Compensation Committee and the Board.

Information regarding discretionary bonuses paid subsequent to July 31, 2010, and partially based on performance in Fiscal 2010, can be found under the heading “Executive Compensation Matters Subsequent to July 31, 2010” in the report of the Compensation Committee below.  No discretionary bonuses were paid during Fiscal 2010 or Fiscal 2009.

Other Benefits and Perquisites
Our Named Executive Officers and all employees are eligible to receive health, vision, dental and life insurance benefits. All of our employees are co-employed by a Professional Employer Organization, Administaff, on whose health, vision and dental plans the Company’s employees are included. The Company incurs the cost of health, vision and dental insurance for officers and employees only.  For health insurance, the Company pays only for the cost of an HMO plan, and if the officer or employee selects more expensive coverage, they pay the difference at their own expense.  Immediate family members may participate in the plans, however they do so at their own, or the employees own, expense.  We believe that our current benefit package is competitive with other similar companies in our region.

All of our employees, including our Named Executive Officers, have the option in certain circumstances to receive cash compensation if they do not take all of their paid vacation days. All cash compensation paid to our Named Executive Officers in the last three fiscal years in lieu of accrued vacation is disclosed in the Summary Compensation Table below, and is accompanied by an explanatory footnote to that table.

We pay the premiums for term life insurance offered to our Named Executive Officers as part of the benefits package we offer.  Such life insurance is nondiscriminatory group life insurance which is available to all employees.

Risks Related to Compensation Policies and Practices
The Compensation Committee has considered whether our overall compensation program for employees in Fiscal 2011 creates incentives for employees to take excessive or unreasonable risks that could materially harm the Company. We believe that several features of our compensation policies for management employees appropriately mitigate such risks, including a mix of long- and short-term compensation incentives that we believe is properly weighted and the uniformity of compensation policies across the Company. We also believe the Company’s internal legal and financial controls appropriately mitigate the probability and potential impact of an individual employee committing the Company to a harmful long-term business transaction in exchange for short-term compensation benefits.

Tax Considerations
Section 162(m) of the U.S. Internal Revenue Code (the “Code”) generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to the Chief Executive Officer or any of the four most highly compensated officers. Performance-based compensation arrangements may qualify for an exemption from the deduction limit if they satisfy various requirements under Section 162(m).  Although we consider the impact of this rule when developing and implementing our executive compensation programs, we believe it is important to preserve flexibility in designing compensation programs. Accordingly, we have not adopted a policy that all compensation must qualify as deductible under Section 162(m) of the Code.  While our stock options are intended to qualify as "performance-based compensation" (as defined by the Code), amounts paid under our other compensation programs may not qualify.

Summary Compensation Table
The following table contains information with respect to compensation earned for Fiscal 2010, Fiscal 2009 and Fiscal 2008, by our Named Executive Officers.

Summary Compensation Table for the Fiscal Years Ended July 31, 2010, 2009 and 2008

Name and Principal Position	Fiscal Year	Salary ($) (1)	Bonus ($) (2)	Stock Option Awards ($) (3)	All Other Compensation ($) (4)		Total Compensation ($)

Michael Krall	2010	300,000	-	589,889	13,536	(5)	903,425
President and Chief	2009	265,400	-	407,945	32,721	(5), (6)	706,066
Executive Officer	2008	200,000	3,846	164,640	13,738	(5)	382,224

Andrew Buckland	2010	225,000	-	235,955	623		461,578
Chief Financial Officer	2009	207,700	-	163,178	599		371,477
	2008	175,000	3,365	164,640	4,765		347,770

Donna Singer	2010	200,000	-	235,955	7,736	(7)	443,691
Executive Vice President	2009	182,700	-	163,178	7,869	(7)	353,747
	2008	150,000	2,885	164,640	5,806		323,331

(1)	Represents actual salary earned during the respective fiscal years.

(2)
Amounts reflect bonuses actually paid in the respective fiscal years.  Information regarding discretionary bonuses paid subsequent to July 31, 2010 can be found under the heading “Executive Compensation Matters Subsequent to July 31, 2010” elsewhere in this document.

(3)
Amount reflects the grant date fair value for financial statement reporting purposes with respect to stock options granted during Fiscal 2010, in accordance with authoritative guidance.  All assumptions for these calculations are included in Note 10 to the audited consolidated financial statements for Fiscal 2010, as reported in the Company's Annual Report on Form 10-K.  The SEC’s disclosure rules previously required that we present stock award and option award information for Fiscal 2008 and 2009 based on the amount recognized during the corresponding year for financial statement reporting purposes with respect to these awards (which meant, in effect, that in any given year we could recognize for financial statement reporting purposes amounts with respect to grants made in that year as well as with respect to grants from past years that vested in or were still vesting during that year). However, recent changes in the SEC’s disclosure rules require that we now present all option award amounts on a similar basis as the 2010 presentation using the grant date fair value of the awards granted during the corresponding year, regardless of the period over which the awards are scheduled to vest. Since this requirement differs from the SEC’s past disclosure rules, the amounts reported in the table above for option awards for Fiscal 2008 and 2009 differ from the amounts previously reported in our Summary Compensation Table for these years. As a result, to the extent applicable, each Named Executive Officer’s total compensation amounts for fiscal years prior to 2010 also differ from the amounts previously reported in our Summary Compensation Table for these years.

(4)	Amount includes the cost of benefits paid by the Company on behalf of each executive officer for health, dental, vision and life insurance.

(5)	Total includes a $6,000 vehicle allowance for each fiscal year, based on the terms of Mr. Krall’s employment agreement.

(6)
In addition to the amounts described in footnotes 4 and 5 above, included in "all other compensation" for Mr. Krall in Fiscal 2009 is $19,450 representing compensation received in lieu of accrued vacation.

(7)
In addition to the amounts described in footnote 4 above, included in "all other compensation" for Ms. Singer in Fiscal 2010 and 2009 are $3,846 and $4,248, respectively, representing compensation received in lieu of accrued vacation.

Grants of Plan-Based Awards in Fiscal 2010
The following table shows information regarding grants of plan-based awards made to our Named Executive Officers during Fiscal 2010:

Name and Principal Position	Grant Date	All Other Option Awards: Number of Securities Underlying Stock Options (#) (1)	Exercise or Base Price of Option Awards ($/Sh) (2)	Grant Date Fair Value of Stock and Option Awards ($) (3)

Michael Krall	5/6/2010	200,000	3.09	589,889
President and Chief
Executive Officer

Andrew Buckland	5/6/2010	80,000	3.09	235,955
Chief Financial Officer

Donna Singer	5/6/2010	80,000	3.09	235,955
Executive Vice President

(1)
Option awards granted during Fiscal 2010 to our Named Executive Officers vest annually over a four year period, and have a ten year term.  The options were issued under the Company’s 2007 Equity Incentive Plan, which was approved by our shareholders in April 2007.

(2)	The exercise price of the stock option awards was greater than the fair market value of the stock on the grant date.

(3)
Amounts reflect the grant date fair value of the awards for financial statement reporting purposes, in accordance with authoritative guidance.  All assumptions for these calculations are included in Note 10 to the audited consolidated financial statements for Fiscal 2010, as reported in the Company's Annual Report on Form 10-K.

Outstanding Equity Awards at Fiscal Year-End
The following table shows information regarding unexercised stock options held by our Named Executive Officers as of July 31, 2010.  There are no outstanding unvested shares of restricted stock held by our Named Executive Officers as of July 31, 2010.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (# Exercisable) (1)	Number of Securities Underlying Unexercised Options (# Unexercisable)		Option Exercise Price ($)	Option Expiration Date

Michael Krall	150,000	-		$0.53	01/07/11
	550,000	-		$1.65	04/21/11
	50,000	-		$3.00	05/23/12
	50,000	-		$5.70	04/09/13
	50,000	150,000	(2)	$2.34	05/14/14
	-	200,000	(2)	$3.09	05/06/20

Andrew Buckland	200,000	-		$1.65	04/21/11
	50,000	-		$3.00	05/23/12
	50,000			$5.70	04/09/13
	20,000	60,000	(2)	$2.34	05/14/14
	-	80,000	(2)	$3.09	05/06/20

Donna Singer	150,000	-		$0.53	01/07/11
	500,000	-		$1.65	04/21/11
	50,000	-		$3.00	05/23/12
	50,000	-		$5.70	04/09/13
	20,000	60,000	(2)	$2.34	05/14/14
	-	80,000	(2)	$3.09	05/06/20

(1)	All stock options for our Named Executive Officers issued prior to Fiscal 2009 were fully vested as of July 31, 2010.

(2)
During each of Fiscal 2010 and Fiscal 2009, the Compensation Committee granted 200,000 options to Mr. Krall, 80,000 options to Mr. Buckland, and 80,000 options to Ms. Singer.  The grant date fair value of the Fiscal 2010 awards was $589,889, $235,596, and $235,596, respectively.  The grant date fair value of the Fiscal 2009 awards was $407,945, $163,178 and $163,178, respectively. The determination of the grant date fair value of the awards is further detailed in the notes to the consolidated financial statements reported in the Company’s annual reports on Form 10-K for the respective fiscal years.

Option Exercises and Stock Vested
The following table shows information regarding options exercised by our Named Executive Officers during Fiscal 2010.  None of our Named Executive Officers have ever been issued shares of restricted stock.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($) (4)

Michael Krall	235,493	(1)	332,045
Andrew Buckland	141,666	(2)	238,566
Donna Singer	198,209	(3)	280,554

(1)	Acquired pursuant to a net exercise of an option to purchase 350,000 shares of common stock, granted under the Company’s 2002 Non-Qualified Stock Option Plan.

(2)	Options exercised were granted under the Company’s 2002 Non-Qualified Stock Option Plan.

(3)
168,209 acquired pursuant to a net exercise of an option to purchase 250,000 shares of common stock, granted under the Company’s 2002 Non-Qualified Stock Option Plan; and 30,000 acquired by cash exercise of options granted under the Company’s 2001 Directors and Officers Stock Option Plan.

(4)
Cash exercises computed by multiplying the number of shares by the closing market price of our common stock on the date of exercise less the exercise price per share.  Net exercises computed by multiplying the net number of shares received by the closing market price of our common stock on the date of exercise.

Pension Benefits
We have no pension plans.

Employment Agreements and Arrangements
In April 1996, we entered into a five-year employment agreement with Michael Krall, our President and Chief Executive Officer. The Board extended Mr. Krall’s employment agreement each year subsequent to the original term. Pursuant to the agreement, as extended, Mr. Krall was to receive a salary that was to be determined from time to time by the Board plus an amount equal to 3% of our net income before taxes, if any, plus other benefits, including a car allowance.

On October 12, 2009, the Company entered into an amended and restated employment agreement with Mr. Krall, which agreement amended and restated in its entirety the employment agreement of April 1996.  In addition, on October 12, 2009, the Company entered into employment agreements with Andrew Buckland, our Chief Financial Officer, and Donna Singer, our Executive Vice President.  The agreements were approved by the Board upon the recommendation of the Company’s Compensation Committee, and are filed as exhibits to our report on Form 10-K for Fiscal 2009.

Each agreement continues until termination by either the Company or the executive.  Each executive officer is entitled to a base salary of $300,000 for Mr. Krall, $225,000 for Mr. Buckland and $200,000 for Ms. Singer, which base salaries may be increased, but not decreased, by the Board or the Compensation Committee in its discretion.  Each agreement provides that the executive will be eligible for equity compensation grants to be awarded at the discretion of the Compensation Committee and the Board, and also provide, as applicable, for annual bonus targets equal to 50% of the executive’s then applicable base salary for Mr. Krall and 35% of the executive’s then applicable base salary for each of Mr. Buckland and Ms. Singer, in each case to be awarded at the sole discretion of the Compensation Committee and the Board.  For information regarding current annual base compensation and bonuses paid to our Named Executive Officers, please see “Executive Compensation Matters Subsequent to July 31, 2010” elsewhere in this document.

In each case, if the employment agreement is terminated without Cause by the Company or terminated by the executive for Good Reason, the executive, upon signing a release in favor of the Company, will be entitled to severance pay in the form of a single lump sum cash payment.  In the case of Mr. Krall, such severance payment equals 150% of his then current Annual Base Compensation plus eighteen months of health and dental insurance in accordance with COBRA, for Mr. Krall and his eligible dependents.  In the case of Ms. Singer, such severance payment equals 100% of her then current Annual Base Compensation, plus twelve months of health and dental insurance in accordance with COBRA, for Ms. Singer and her eligible dependents. In the case of Mr. Buckland, such severance payment equals 75% of his then current Annual Base Compensation, plus nine months of health and dental insurance in accordance with COBRA, for Mr. Buckland and his eligible dependents.  In addition, in the event of a termination for any reason other than by the Company for Cause, each agreement provides that all outstanding vested stock options held by the executive at the date of such termination would continue to be exercisable for a period of up to 120 days following such termination, but in no event beyond the maximum permitted expiration date.

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

Potential Payments upon Termination or Change in Control
On October 12, 2009, the Company entered into employment agreements with each of our three Named Executive Officers.  In each case, the agreements provide for compensation if the employment agreement is terminated without Cause by the Company or terminated by the executive for Good Reason.  In summary, “Cause” is defined as the commission by the executive of an act of fraud or another felony, or gross misconduct resulting in a material adverse effect on the Company; refusal by the executive to perform their duties under the agreement or to otherwise breach the agreement, or the executive’s breach of other key agreements with the Company. “Good Reason” is defined as a material reduction of the executive’s base salary or target bonus percentage; a material reduction by the Company of the executive’s authority, duties or responsibilities; a relocation of the Company’s offices that requires an increase in the executive’s one-way driving distance of more than fifty (50) miles; a material diminution in the authorities, duties or responsibilities of the supervisor to whom the executive is required to report (or, in the case of Mr. Krall, a requirement that Mr. Krall report to another person other than the Board); a  material breach of the agreement by the Company; or a material diminution in the budget over which the executive retains authority.

Upon such event(s), the executive would be entitled to severance pay in the form of a single lump sum cash payment.  In the case of Mr. Krall, such severance payment equals 150% of his then current base salary plus eighteen months of health and dental insurance in accordance with COBRA, for Mr. Krall and his eligible dependents. In the case of Ms. Singer, such severance payment equals 100% of her then current base salary, plus twelve months of health and dental insurance in accordance with COBRA, for Ms. Singer and her eligible dependents.  In the case of Mr. Buckland, such severance payment equals 75% of his then current base salary, plus nine months of health and dental insurance in accordance with COBRA, for Mr. Buckland and his eligible dependents.  In addition, in the event of a termination for any reason other than by the Company for Cause, each agreement provides that all outstanding vested stock options held by the executive at the date of such termination would continue to be exercisable for a period of up to 120 days following such termination, but in no event beyond the maximum permitted expiration date.

The agreements also provide for compensation if the executive’s employment is terminated by the Company without Cause within twelve months following a Change in Control, or the executive resigns for Good Reason within such period. A “Change in Control” is defined as the closing of the sale, transfer or other disposition of all or substantially all of the Company’s assets or the exclusive license of substantially all of the intellectual property of the Company; the consummation of a merger or consolidation of the Company with or into another entity; the closing of the acquisition of beneficial ownership of 30% or more of the outstanding voting stock of the Company; or if individuals who, on the effective date of the agreement are members of the Board, or are nominees of such Board members, cease to constitute at least a majority of the members of the Board.

Upon such event, the executive will be entitled to additional severance pay, in each case in an amount equal to a single lump sum payment equal to 100% of the executive’s then current annual base compensation, plus the average annual bonus awarded to the executive for the preceding two fiscal years.  In addition, in such event, the vesting of all outstanding stock options then held by each executive would automatically accelerate and all stock options would continue to be exercisable for 12 months, but in no event beyond the maximum permitted expiration date.

If Mr. Krall had been terminated on July 31, 2010 without Cause, he would have received a lump sum payment of $450,000 and the continued participation in our group health insurance benefits on the same terms as during his employment until eighteen months following his termination, at a cost to us of $5,761.  Additionally, if Mr. Krall was terminated without Cause or resigned for Good Reason within twelve months following a Change in Control, he would have received the same benefits plus (i) an additional lump sum payment of $300,000, (ii) a bonus payment of $150,000, and (iii) the accelerated vesting of his unvested stock options with an aggregate intrinsic value of $52,500 based on the closing price of our common stock on July 31, 2010.

If Mr. Buckland had been terminated on July 31, 2010 without Cause, he would have received a lump sum payment of $168,750 and the continued participation in our group health insurance benefits on the same terms as during his employment until nine months following his termination, at a cost to us of $405.  Additionally, if Mr. Buckland was terminated without Cause or resigned for Good Reason within twelve months following a Change in Control, he would have received the same benefits plus (i) an additional lump sum payment of $225,000, (ii) a bonus payment of $78,750, and (iii) the accelerated vesting of his unvested stock options with an aggregate intrinsic value of $21,000 based on the closing price of our common stock on July 31, 2010.

If Ms. Singer had been terminated on July 31, 2010 without Cause, she would have received a lump sum payment of $200,000 and the continued participation in our group health insurance benefits on the same terms as during her employment until twelve months following her termination, at a cost to us of $3,840.  Additionally, if Ms. Singer was terminated without Cause or resigned for Good Reason within twelve months following a Change in Control, she would have received the same benefits plus (i) an additional lump sum payment of $200,000, (ii) a bonus payment of $70,000, and (iii) the accelerated vesting of her unvested stock options with an aggregate intrinsic value of $21,000 based on the closing price of our common stock on July 31, 2010.

Executive Compensation Matters Subsequent to July 31, 2010
On October 25, 2010, our Compensation Committee, based on competitive compensation analyses provided by its independent consultant, Radford Surveys & Consulting, recommended changes in the compensation of the Named Executive Officers.  Based on these recommendations, on November 5, 2010 the Board of Directors approved increases for the executive officers in order to bring base salaries closer to the 50th percentile of salaries for officers at comparable companies, although the base salaries remain below the 50th percentile. Effective November 1, 2010, the annual base compensation for Michael L. Krall, Chief Executive Officer, increased from $300,000 to $385,000; annual base compensation for Andrew J. Buckland, Chief Financial Officer, increased from $225,000 to $275,000; and annual base compensation for Donna Singer, Executive Vice President, increased from $200,000 to $220,000.  In addition, on the same dates, the Compensation Committee recommended, and the Board of Directors approved, bonus payments of $97,500 for Mr. Krall; $51,188 for Mr. Buckland, and $45,500 for Ms. Singer.

Director Compensation

The following table sets forth in summary form information concerning the compensation earned by the members of our Board who are not Named Executive Officers, during Fiscal 2010:

Name (1)	Fees Earned or Paid in Cash ($) (2)	Stock Awards ($) (3)	Option Awards ($) (5)		All Other Compensation ($)		Total Compensation ($)

Gregory H. Barnhill	15,000	61,812	-		-		76,812

Dennis Brovarone	6,000	-	87,450	(4)	60,000	(6)	153,450

John J. Carbone, MD	9,000	61,812	-		-		70,812

Paul V. Maier	34,000	61,812	-		-		95,812

(1)
Director Michael L. Krall, our President and Chief Executive Officer, and Donna Singer, our Executive Vice President, are not included on this table as they receive no compensation for being directors.  The compensation received by Mr. Krall and Ms. Singer as executives is shown in the Summary Compensation Table elsewhere in this document.  Tommy G. Thompson, who was previously a member of our Board and who resigned from our Board in August 2009, was not paid any compensation for his service to us as a director in Fiscal 2010.

(2)
Fees earned or paid in cash during Fiscal 2010 relate to fees paid for service on the Audit and/or Compensation Committees.  Mr. Maier receives fees as the Chairman of each of the committees.  No cash fees were paid to directors in their capacity as members of the Board.

(3)
Amounts reflect the grant date fair value for financial statement reporting purposes with respect to restricted stock grants issued during Fiscal 2010, in accordance with authoritative guidance. All assumptions for these calculations are included in Note 10 to the audited consolidated financial statements for Fiscal 2010, as reported in the Company's Annual Report on Form 10-K.  During Fiscal 2010, Mr. Barnhill, Dr. Carbone, and Mr. Maier elected to receive shares of our common stock, vesting one year from their grant, in lieu of options to purchase common stock.

(4)
Amount reflects the grant date fair value for financial statement reporting purposes with respect to stock options granted during Fiscal 2010, in accordance with authoritative guidance.  All assumptions for these calculations are included in Note 10 to the audited consolidated financial statements for Fiscal 2010, as reported in the Company's Annual Report on Form 10-K.

(5)
The aggregate number of stock option awards outstanding at July 31, 2010 for each independent director was as follows: Mr. Barnhill (300,000); Mr. Brovarone (630,000); Dr. Carbone (50,000); Mr. Maier (150,000).

(6)	Amount represents fees paid for services to the Company as securities counsel.

Each year, our Board has historically approved, at its discretion, an annual option or stock grant for directors; generally in the second calendar quarter of the year.  Prior to the formation of our Compensation Committee in February 2008, the Board as a whole acted as the administrative committee for our stock option plans.  Subsequent to the formation of the Compensation Committee, our Compensation Committee makes recommendations to the Board, which approves option and stock grants to directors.

During Fiscal 2010, one of our independent directors was awarded an option to purchase 30,000 shares of common stock with an exercise price of $3.09 and a ten-year term, vesting after one year; and three of our independent directors each elected to receive 20,400 shares of common stock, restricted for one year.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee has ever been an officer or employee of ours or had a relationship requiring disclosure under applicable SEC regulations.  None of our executive officers currently serves, or served during Fiscal 2010, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

Report of the Compensation Committee

PURE Bioscience’s Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with members of management and, based on that review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Proxy Statement for the Annual Meeting to be held on January 19, 2011, and in the Company’s Annual Report on Form 10-K for Fiscal 2010.

The Compensation Committee:

Paul V. Maier, Chairman
Gregory Barnhill
Dennis Brovarone

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides information regarding the beneficial ownership of our common stock as of November 17, 2010 by: (i) each of our directors and each of our proposed directors, (ii) each of our Named Executive Officers and (iii) all such directors and executive officers as a group.  We know of no other person or group of affiliated persons who beneficially own more than five percent of our common stock. The table is based upon information supplied by our officers, directors and principal shareholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the shareholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Applicable percentages are based on 37,037,882 shares outstanding on November 17, 2010, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable within 60 days of November 17, 2010.  These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner (1)	Title	Common Stock Ownership (Shares)		% of Shares Outstanding

Gregory H. Barnhill	Director	856,544	(2)	2.29
Dennis Brovarone	Director	745,141	(3)	1.99
Andrew J. Buckland	Chief Financial Officer	367,609	(4)	0.98
John J. Carbone, MD	Director	109,450	(5)	0.30
Michael L. Krall	President, CEO & Chairman	2,068,558	(6)	5.45
Paul V. Maier	Director	192,100	(7)	0.52
Donna Singer	Executive VP, Director	992,755	(8)	2.64

Directors and officers as a Group (7 individuals)		5,332,157	(9)	13.37

(1)	The address for each person listed in the table is c/o PURE Bioscience, 1725 Gillespie Way, El Cajon, California 92020.

(2)	Includes 300,000 shares of Common Stock issuable within 60 days of November 17, 2010.

(3)	Includes 520,000 shares of Common Stock issuable within 60 days of November 17, 2010.

(4)	Includes 320,000 shares of Common Stock issuable within 60 days of November 17, 2010.

(5)	Includes 50,000 shares of Common Stock issuable within 60 days of November 17, 2010.

(6)	Includes 900,625 shares of Common Stock issuable within 60 days of November 17, 2010.

(7)	Includes 150,000 shares of Common Stock issuable within 60 days of November 17, 2010.

(8)	Includes 650,000 shares of Common Stock issuable within 60 days of November 17, 2010.

(9)	Includes 2,890,625 shares of Common Stock issuable within 60 days of November 17, 2010.

Equity Compensation Plan Information
We have the following active equity incentive plans (the “Plans”) pursuant to which options to acquire common stock or restricted stock awards have been granted:

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

2002 PURE Bioscience Non-Qualified Stock Option Plan:  approved by our shareholders in March 2002, there are 2,000,000 shares authorized under this Plan.  Eligible plan participants include officers, directors, consultants, advisors, and other individuals deemed by the Compensation Committee to provide valuable services to us.  Only non-qualified stock options may be granted under this Plan.

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

2007 PURE Bioscience Equity Incentive Plan:  approved by our shareholders in April 2007, the Plan has a share reserve of 5,000,000 shares of common stock.  The Plan provides for the grant of incentive and non-qualified stock options, as well as stock appreciation rights, common stock awards, restricted stock units, performance units and shares, and other stock-based awards. Eligible participants include employees, directors, officers and advisors, although incentive stock options generally may be granted only to employees.

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

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Value of outstanding options	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a) (1)		(b)	(c)
Total Plans Approved by Shareholders	2,210,713	$4,515,934	$2.04	2,882,500

Total Plans Not Approved by Shareholders (2)	4,002,163	$11,293,107	$2.82	-

Total	6,212,876	$15,809,042	$2.54	2,882,500

(1)	Includes vested options and warrants only

(2)	Includes 1,889,663 warrants at a weighted average exercise price of $4.13 per share; and 2,112,500 stock options at a weighted average exercise price of $1.65.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions
Since the beginning of Fiscal 2009, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party, in which the amount involved exceeds $120,000 and in which any director or executive officer or members of such person’s immediate family had or will have a direct or indirect material interest. We are not aware of any beneficial holder of more than 5% of our outstanding common stock, and therefore believe that there are no reportable transactions with such persons or entities.

Procedures for Approval of Related Party Transactions
Pursuant to the charter of our Audit Committee, all transactions between us and any of our directors, executive officers or related parties are subject to review by our Audit Committee.

Director Independence
Our Board of Directors has determined that Mr. Maier, Mr. Barnhill, Mr. Brovarone and Dr. Carbone are independent as defined in applicable NASDAQ listing standards and SEC regulations.

Item 14.  Principal Accounting Fees and Services

The following table provides information regarding the fees billed to us by Mayer Hoffman McCann P.C. for Fiscal 2010 and 2009.  All fees described below were approved by the Board or the Audit Committee:

	Fiscal Year Ended
	2010	2009

Audit Fees (1)	$212,000	$232,000

Audit-Related Fees (2)	-	-

Tax Fees (3)	7,800	7,500

All Other Fees (4)	-	-

Total Fees	$219,800	$239,500

(1)
Audit Fees include fees for services rendered for the audit and/or review of our financial statements, including our Annual Report on Form 10-K and our periodic reports; the review of our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002; and fees for services rendered in connection with registration statements and other documents filed with the SEC.

(2)
Audit Related Fees consist of amounts billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.  There were no such fees incurred in Fiscal 2010 or Fiscal 2009.

(3)	Tax Fees consist of amounts billed for services in connection with the preparation of our federal and state tax returns.

(4)
All Other Fees consist of amounts billed for other permissible work by Mayer Hoffman McCann P.C. that is not included in the above category descriptions. There were no such fees incurred in Fiscal 2010 or Fiscal 2009.

Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval. Any proposed services not included within the list of pre-approved services or any proposed services that will cause the Company to exceed the pre-approved aggregate amount requires specific pre-approval by the Audit Committee.  All “Tax Fees” listed in the table above were approved by the Audit Committee pursuant to its pre-approval policies and procedures.

Item 15.  Exhibits, Financial Statements and Schedules

(b) Exhibits

Exhibit Number	Description of Document

31.1	-- Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	-- Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE BIOSCIENCE	DATE

/s/ MICHAEL L. KRALL	December 6, 2010
Michael L. Krall, President / Chief Executive Officer (Principal Executive Officer)

/s/ ANDREW J. BUCKLAND	December 6, 2010
Andrew J. Buckland, Chief Financial Officer
(Principal Financial and Accounting Officer)