Form 10-Q
period 2010-10-31
PURE BIOSCIENCE
filed 2010-12-15
CIK 1006028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2010

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

Large accelerated filer  ☐    Accelerated filer  ☐   Non-accelerated filer  ☐   Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of December 13, 2010, there were 37,016,682 shares of the registrant’s common stock, no par value, outstanding.

PURE Bioscience

FORM 10-Q

for the Quarterly Period Ended October 31, 2010

TABLE OF CONTENTS

PART 1 — FINANCIAL INFORMATION

Item 1	Consolidated Financial Statements:

Consolidated Balance Sheets as of October 31, 2010 (unaudited) and July 31, 2010
Consolidated Statements of Operations for the three months ended October 31, 2010 and 2009 (unaudited)
Consolidated Statements of Cash Flows for the three months ended October 31, 2010 and 2009 (unaudited)
Notes to Consolidated Financial Statements (unaudited)

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures about Market Risk

Item 4	Controls and Procedures

PART II — OTHER INFORMATION

Item 1	Legal Proceedings

Item 1A	Risk Factors

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 4	(Removed and Reserved)

Item 6	Exhibits

SIGNATURES

PURE Bioscience
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	October 31,	July 31,
	2010	2010
ASSETS
Current Assets
Cash and cash equivalents	$3,679,485	$2,192,543
Accounts receivable, net of allowance for doubtful accounts
of $0 at October 31, 2010 and $0 at July 31, 2010	442,912	332,493
Inventories, net	874,105	752,438
Prepaid expenses	76,496	146,307

Total current assets	5,072,998	3,423,781

Property, plant and equipment, net	625,330	696,974

Patents	1,867,622	1,872,882

Total assets	$7,565,950	$5,993,637

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$450,152	$329,281
Accrued liabilities	313,155	241,498
Deferred revenue	354,896	10,000
Taxes payable	-	2,400

Total current liabilities	1,118,203	583,179

Deferred Rent	14,493	16,045

Total liabilities	1,132,696	599,224

Stockholders' Equity
Preferred stock, no par value:
5,000,000 shares authorized, no shares issued	-	-
Common stock, no par value:
50,000,000 shares authorized
36,916,682 issued and outstanding at October 31, 2010, and
35,488,317 issued and outstanding at July 31, 2010	44,474,077	41,679,129
Additional paid-in capital	6,430,743	6,041,143
Warrants:
1,766,298 issued and outstanding at October 31, 2010, and
1,889,663 issued and outstanding at July 31,2010	2,809,856	2,934,600
Accumulated deficit	(47,281,422)	(45,260,459)

Total stockholders' equity	6,433,254	5,394,413

Total liabilities and stockholders' equity	$7,565,950	$5,993,637

The accompanying notes are an integral part of the consolidated financial statements

PURE Bioscience
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	October 31,
	2010	2009
REVENUES FROM PRODUCT SALES

Net revenues	$23,085	$221,871
Cost of sales	9,868	80,157

Gross profit	13,217	141,714

Selling expenses	302,466	219,938
General and administrative expenses	1,232,200	1,184,579
Research and development	501,664	457,868

Total operating expenses	2,036,330	1,862,385

Loss from operations	(2,023,113)	(1,720,671)

Other income:
Interest income	2,250	9,476
Other	-	-

Total other income	2,250	9,476

Net loss before income taxes	(2,020,863)	(1,711,195)
Income tax provision	(100)	-

Net loss	$(2,020,963)	$(1,711,195)

Net loss per common share, basic and diluted	$(0.06)	$(0.05)

Weighted average common shares used in
computing basic and diluted net loss per common share	35,671,933	33,454,211

The accompanying notes are an integral part of the consolidated financial statements

PURE Bioscience
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended October 31,

	2010	2009

Cash flows from operating activities

Net loss	$(2,020,963)	$(1,711,195)

Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization and depreciation	117,091	115,245
Stock-based compensation	307,648	257,433
Changes in assets and liabilities:
Accounts receivable	(110,419)	(2,193)
Prepaid expense	69,811	39,497
Inventories	(121,667)	(8,371)
Deferred rent	(1,552)	190
Deferred revenue	344,896	9,400
Accounts payable and accrued liabilities	192,528	2,370
Income tax payable	(2,400)	(2,400)

Net cash used in operating activities	(1,225,027)	(1,300,024)

Cash flows from investing activities

Investment in patents	(40,187)	(58,940)
Purchase of property, plant and equipment	-	(37,720)

Net cash used in investing activities	(40,187)	(96,660)

Cash flows from financing activities

Net proceeds from the sale of common stock	2,367,089	2,783,233
Proceeds from exercise of stock options and warrants	385,067	-

Net cash provided by financing activities	2,752,156	2,783,233

Net increase in cash and cash equivalents	1,486,942	1,386,549

Cash and cash equivalents at beginning of period	2,192,543	4,213,744

Cash and cash equivalents at end of period	$3,679,485	$5,600,293

Supplemental disclosures of cash flow information
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of the consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1.   Basis of Presentation

PURE Bioscience (sometimes referred to herein as the “Company”, “we”, ”us”, or “our”) was incorporated in the state of California on August 24, 1992.  The accompanying unaudited financial statements include the consolidated accounts of PURE Bioscience and its subsidiary, ETIH2O Corporation, a Nevada corporation.  All inter-company balances and transactions have been eliminated.

The financial statements included herein have been prepared by PURE Bioscience without audit, in accordance with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), have been condensed or omitted as allowed by such rules and regulations, however we believe that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows for the periods presented.  The unaudited consolidated financial statements presented herein should be read in conjunction with our audited financial statements for our most recently completed fiscal year ended July 31, 2010 (”Fiscal 2010”), and their accompanying notes, as filed with the SEC in our 10-K on October 28, 2010.

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the statements and accompanying notes, and actual results could differ materially from those estimates.  The results of operations for the three month period ended October 31, 2010 (the “First Quarter”) are not necessarily indicative of the results of operations for the full year, or any future periods.

Note 2.    Nature of Business and Summary of Significant Accounting Policies

Concentration of Credit Risk

As of October 31, 2010 and July 31, 2010, all cash deposits were invested in either U.S. FDIC insured bank accounts or institutional money market mutual funds investing in A-1 (S&P) or Prime-1 (Moody’s).

At October 31, 2010, $3,558,500 of our cash and cash equivalents were maintained at three separate major financial institutions in the United States in accounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”).  Such insurance is limited to $250,000 through December 31, 2013.

Also at October 31, 2010, $120,100 of our cash and cash equivalents were held in an account maintained at a major financial institution in the United States that is provided with protection by the Securities Investor Protection Corporation (“SIPC”) should such a firm close due to bankruptcy or other financial difficulties and customer assets are missing.  Cash and cash equivalent claims, such as for money market funds and certificates of deposit, are limited to $100,000, however other investments are protected with up to $500,000 of insurance by the SIPC.

As of October 31, 2010 and July 31, 2010, we had no short-term investments.

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

Revenue Recognition

During the periods presented herein, our product revenue was derived from the sale of silver dihydrogen citrate (“SDC”) concentrate, our ready to use disinfectant, and finished packaged products containing SDC.  We recognize revenue from sales of these products under the provisions of the applicable authoritative guidance governing revenue recognition, which is generally when we ship the products free on board from either our facility or from third party packagers, we have transferred title to the goods, the price is fixed or determinable and we have eliminated our risk of loss.  Where payment is not reasonably assured at the time of shipment, we will either decline a purchase or defer the revenue until payment is assured.  In the First Quarter we recorded deferred revenue of $344,900 for a transaction where payment on agreed terms was not reasonably assured at the time of shipment of the product, as discussed further in Note 8 below.

Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the consolidated balance sheets. We recorded deferred revenue of $10,000 at July 31 and October 31, 2010, related to an amount that we received from FTA Bioscience, LLC, our development partner for SDC-based products for human use, in connection with a request for us to issue a license for a new indication. We are reviewing pre-clinical data submitted by FTA and have not yet issued a license. As a result, the license payment is not deemed to have been earned.

Cost of Goods Sold

Cost of goods sold for product sales includes direct and indirect costs to manufacture products, including materials consumed, manufacturing overheads, shipping costs, salaries, benefits and related expenses of operations.

Intangible Assets / Long-Lived Assets

Our intangible assets primarily consist of the worldwide patent portfolio of our silver ion technologies.  Outside legal costs and filing fees related to obtaining patents are capitalized as incurred.  The total amounts capitalized for pending patents were $40,200 and $58,900 in the First Quarter and the three month period ended October 31, 2009, respectively.   Patents are stated net of accumulated amortization of $1,476,200 and $1,430,700 at October 31, 2010 and July 31, 2010, respectively. The cumulative cost of acquiring patents is amortized on a straight-line basis over the estimated remaining useful lives of the patents, generally between 17 and 20 years from the date of issuance.  At October 31, 2010, the weighted average remaining amortization period for all patents was approximately 10.1 years.  Amortization expense for the First Quarter and the three month period ended October 31, 2009 was $45,400 and $44,300, respectively.

Accounting for Stock-Based Compensation

We utilize the fair value method of accounting for stock-based compensation arrangements. Accordingly, the compensation cost of share-based awards issued in connection with employee and director services is measured at the grant date based on the estimated fair value of the award, and is recognized as expense over the applicable service period.  We do not have, and have not had during the First Quarter or the three month period ended October 31, 2009, any stock option awards with market or performance conditions.

Stock Options to Non-Employees

Charges for stock options granted to non-employees have been determined using the estimated fair value of the stock options issued, based on the Black-Scholes Option Pricing Model.  Such options are revalued quarterly until fully vested, with any change in fair value expensed. During the First Quarter, we recorded $37,500 in selling expense, and recorded a reduction in both general and administrative expense and research and development expense of $4,500 and $8,200, respectively. During the three month period ended October 31, 2009, we recorded $10,500 in selling expense, $2,800 in general and administrative expense, and $4,100 in research and development expense for stock options granted to non-employees.

Cash, Cash Equivalents, Short-term Investments and Liquidity

We consider all liquid investments with maturities of ninety days or less when purchased to be cash equivalents.  Our short-term investments have maturities of greater than ninety days from the date of purchase.  We classify securities as “available for sale” in accordance with authoritative guidance, and carry these investments at fair value with any unrealized gains and losses reported as a component of shareholders’ equity on the consolidated balance sheets and in the statements of shareholders’ equity.  At October 31, 2010 and July 31, 2010 we had no short-term investments.

On October 25, 2010 we consummated a financing whereby we entered into common stock purchase agreements with a total of eleven non-affiliated accredited investors for the sale of 1,080,000 shares of our common stock at a price of $2.20 per share, for a total purchase price of $2.376 million.  We did not engage any underwriter or placement agent to assist with the financing, and therefore no underwriter discounts or commissions were paid.  The shares sold in the financing represented approximately 3% of our outstanding common stock prior to the sale. We relied on an exemption from registration under Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). No advertising or general solicitation was employed in offering the shares, which were offered solely to a limited number of non-affiliated accredited investors (as defined in Rule 501(a) of the Securities Act) and transfer of the shares is restricted by the Company in accordance with the requirements of the Securities Act.  After expenses, the net proceeds of the financing to us were $2.367 million, which will be used for working capital.

On September 3, 2009, we closed a registered direct offering whereby we sold $3 million of our common stock and warrants to institutional investors.  After fees and expenses, the aggregate net proceeds of the offering to us were approximately $2.8 million.

We currently believe that our current cash resources are sufficient to meet our anticipated needs during the next twelve months, however, we expect that we will need to increase our liquidity and capital resources in future periods by one or more measures, which may include reducing operating expenses, raising additional financing in future periods through the issuance of debt, equity, or convertible securities, entering into partnerships, licenses, or other arrangements with third parties, reducing the exercise price of outstanding warrants, or through other means, any one of which could reduce the value to us, perhaps substantially, of our technologies and their commercial potential.  Such funds may not be available on favorable terms, or at all. Insufficient funds would result in a material adverse effect on our business and operations and could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or customer requirements, and further may require us to delay, scale back or eliminate some or all of our research and product development programs, license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, or to reduce or cease operations.  If adequate funds are not available when needed, we may be required to significantly modify our business model and operations to reduce spending to a sustainable level. Such modification of our business model and operations could also result in an impairment of assets, which cannot be determined at this time. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing shareholders may experience dilution, and in addition the new equity or debt securities may have rights, preferences and privileges that are superior to those of our existing shareholders.  If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization.

Comprehensive Income

We display comprehensive income or loss and its components as part of our consolidated financial statements.  Our comprehensive loss includes our net loss and certain changes in equity that are excluded from our net loss, including unrealized holding gains and losses on available for sale securities.  Such changes in shareholders’ equity are included in accumulated other comprehensive income or loss.  For the First Quarter and the three month period ended October 31, 2009, we did not record any realized or unrealized gains on available for sale securities and our comprehensive loss was $2,021,000 and $1,712,000, respectively, which was unchanged from our net loss.

Net Loss Per Common Share

We compute basic loss per share by dividing the applicable net loss by the weighted average number of common shares outstanding during the respective period.  Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock equivalents, which include stock options, common stock warrants and unvested restricted stock, unless the effect is to reduce a loss or increase the income per common share from continuing operations.  As we incurred losses in the First Quarter and the three month period ended October 31, 2009, we did not include common stock equivalent shares in the computation of net loss per share as the effect would have been anti-dilutive.  Therefore, both the basic and diluted loss per common share for the First Quarter and the three month period ended October 31, 2009 are based on the weighted average number of shares of our common stock outstanding during these periods.  As of October 31, 2010, anti-dilutive instruments excluded from the computation of net loss per share were made up of 5,581,600 stock options, 1,766,300 warrants, and 61,200 shares of unvested restricted stock; a total of 7,409,100 potential common stock equivalents.

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance for the consolidation of variable interest entities, to require an issuer to perform an analysis to determine whether the issuer’s variable interest or interests give it a controlling financial interest in a variable interest entity, if any. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest.  The guidance became effective for us on August 1, 2010, however it did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued authoritative guidance that amends existing revenue recognition accounting pronouncements related to multiple-deliverable revenue arrangements. The new guidance provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The guidance became effective for us on August 1, 2010, however it did not have a material impact on our consolidated financial statements.

In December 2009, the FASB issued authoritative guidance that changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The new guidance also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. The guidance became effective for us on August 1, 2010, however it did not have a material impact on our consolidated financial statements.

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

In April 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The guidance became effective for us on a prospective basis for milestones achieved beginning with the First Quarter; however it did not have a material impact on our consolidated financial statements.  We will continue to evaluate this guidance, however we do not expect it to have a material impact on our consolidated financial statements for futures periods.

Note 3.  Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts.  Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances.  The allowance for doubtful accounts was zero at October 31, 2010 and at July 31, 2010.

Included in accounts receivable at October 31, 2010 is $359,620 billed to a customer for product shipped, where payment on agreed terms was not reasonably assured at the time of shipment.  We recognized this amount, less our costs associated with the shipment, as deferred revenue on the consolidated balance sheets at October 31, 2010.

Note 4.  Private Placement

On October 25, 2010 we consummated a financing whereby we entered into common stock purchase agreements with a total of eleven non-affiliated accredited investors for the sale of 1,080,000 shares of our common stock at a price of $2.20 per share, for a total purchase price of $2.376 million.  We did not engage any underwriter or placement agent to assist with the financing, and therefore no underwriter discounts or commissions were paid.  The shares sold in the financing represented approximately 3% of our outstanding common stock prior to the sale. We relied on an exemption from registration under Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). No advertising or general solicitation was employed in offering the shares, which were offered solely to a limited number of non-affiliated accredited investors (as defined in Rule 501(a) of the Securities Act) and transfer of the shares is restricted by the Company in accordance with the requirements of the Securities Act.  After expenses, the net proceeds of the offering to us were $2.367 million, which will be used for working capital.

Note 5.  Other Equity and Common Stock Transactions

We paid no dividends during any of the periods presented, and have never paid dividends.

During the First Quarter, we issued options to purchase 75,000 shares of our common stock in exchange for business development services, at an exercise price of $2.43, valued at $104,100 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 90.70% and a risk-free interest rate of 0.54%).  Two-thirds of the options vest in annual increments over two years with one third vesting on grant date.  Additionally during the First Quarter, we issued options to purchase 25,000 shares of our common stock in exchange for intellectual property management services, at an exercise price of $2.43, valued at $33,900 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 89.90% and a risk-free interest rate of 0.52%).  The options vest in bi-annual increments over one year. Each award will be revalued quarterly until fully vested, with any change in fair value expensed.

Also during the First Quarter, we received $259,100 from the exercise of warrants to purchase 123,365 shares of our common stock, at an average exercise price $2.10; received $20,000 from the exercise of options to purchase 25,000 shares of our common stock issued under employee stock option plans; and received an aggregate of $106,000 from the exercise of options to purchase 200,000 shares of our common stock by two of our directors.  In addition, we recorded $264,900 of expense for options issued to employees, officers, directors, and consultants.

At October 31, 2010, we had outstanding warrants to purchase 1,766,298 shares of our common stock, with exercise prices ranging from $2.06 to $8.60.  These warrants expire at various times between March 2011 and March 2015.

Note 6.  Stock-Based Compensation

We have the following active equity incentive plans (the “Plans”) pursuant to which options to acquire common stock or restricted stock awards have been granted and are currently outstanding:  the 2001 Directors and Officers Stock Option Plan;  the 2001 Consultants and Advisors Stock Option Plan; the 2002 Non-Qualified Stock Option Plan; the 2002 Employee Incentive Stock Option Plan; the 2004 Consultants and Advisors Stock Option Plan; and the 2007 Equity Incentive Plan.  The Plans are administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”), except that the full Board of Directors makes decisions regarding equity grants to our executive officers, although officers who are also members of our Board do not vote on matters related to their own compensation or equity awards.  The exercise price for stock options, or the value of other incentive grants granted under the Plans, are set by the Compensation Committee or Board of Directors but may not be for less than the fair market value of the shares on the date the award is granted. The term of option grants and their vesting provisions are set by the Compensation Committee or Board of Directors.

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award.  The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted subsequent to July 31, 2006 is based on the grant date fair value estimated using the Black-Scholes Option Pricing Model.  The following assumptions were used to calculate the fair value of share based compensation for the First Quarter and the three month period ended October 31, 2009:

	For the three month periods ended October 31,
	2010	2009
Expected price volatility	82.18% - 89.91%	99.87% - 99.92%
Risk-free interest rate	0.48% - 2.00%	0.42% - 0.43%
Expected rate of forfeiture	0.0%	0.0%
Expected dividend yield	0.0%	0.0%
Weighted average expected term	3.24 years	1.0 years

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

The following table sets forth the share-based compensation expense recorded in our consolidated statements of operations for the First Quarter and the three month period ended October 31, 2009 resulting from share-based compensation awarded to our employees, directors and third party service providers:

	Three Months Ended October 31, 2010	Three Months Ended October 31, 2009
Share-based compensation for employees and directors:
Selling expense	$29,400	$19,600
General and administrative expenses	216,600	195,600
Research and development	36,800	24,800
Total share-based compensation for employees and directors	282,800	240,000

Share-based compensation for third party service providers:
Selling expense	$37,500	$10,500
General and administrative expenses	(4,500)	2,800
Research and development	(8,200)	4,100
Total share-based compensation for third party service providers	24,800	17,400

Total share-based compensation expense	$307,600	$257,400

A summary of stock option activity is as follows:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($000’s)
Balance at July 31, 2010	5,736,050	$ 2.12	$ 4,628
Granted	110,000	$ 2.38
Exercised	(225,000)	$ 0.56
Forfeited / Cancelled	(39,500)	$ 4.17
Balance at October 31, 2010	5,581,550	$ 2.17	$ 3,391

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.50 to $0.75	360,000	0.19	$0.53	360,000	0.19	$0.53
$0.80 to $1.20	495,000	0.15	$0.80	495,000	0.15	$0.80
$1.40 to $7.50	4,726,550	2.78	$2.44	3,305,713	1.22	$2.35
	5,581,550	2.38	$2.17	4,160,713	1.00	$2.01

Cash received from options and warrants exercised in the First Quarter and the three month period ended October 31, 2009 was $385,100 and zero, respectively. The intrinsic value of all stock options exercised during the First Quarter and the three month period ended October 31, 2009 was $400,600 and $505,800, respectively, and the weighted-average grant date fair value of stock options granted during the First Quarter and the three month period ended October 31, 2009 was $2.60 and $0.63, respectively.

As of October 31, 2010, there was $2,901,500 of unrecognized non-cash compensation cost related to unvested options, which will be recognized over a weighted average period of 2.93 years.

A summary of restricted stock activity is as follows:

Number of Shares
Unvested at July 31, 2010	61,200
Granted	-
Exercised	-
Forfeited / Cancelled	-
Unvested at October 31, 2010	61,200

During the First Quarter and the three month period ended October 31, 2009, we recognized stock based compensation expense for restricted stock of $42,800 and $27,500 respectively.  As of October 31, 2010, there was $96,300 of unrecognized non-cash compensation cost related to unvested restricted shares, which will be recognized over a period of 0.51 years.

Note 7.   Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method.  Inventories at October 31, 2010 and July 31, 2010 consisted of:

	October 31, 2010	July 31, 2010
Raw Materials	$126,800	$448,300
Work in Progress	-	-
Finished Goods	747,300	304,100
	$874,100	$752,400

Included in our inventory of finished goods as of July 31, 2010 was approximately 3,700 gallons of SDC concentrate out of 12,000 gallons that we purchased in prior periods from an unrelated third party in a lien sale, for $27,500.  None of the product purchased in the lien sale remained in inventory at October 31, 2010.

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

In Fiscal 2010 we commenced selling our EPA-approved hard surface disinfectant under our own label, IV-7 Ultimate Germ Defense™ (“IV-7”) through an alliance with a Dallas-based sales and marketing organization, Richmont Sciences, LLC (“Richmont”), to U.S. commercial distributors and commercial customers.  Under this agreement with Richmont, we recognize revenues for products sold to third parties, and pay marketing fees to Richmont based upon those revenues.  We recognized revenue from the first sales of IV-7 under this agreement during the three month period ended January 31, 2010.

In the second quarter of calendar 2010, IV-7 was launched direct to consumers via a direct sales channel, by a newly formed company called IV-7 Direct, an affiliate of Richmont.  PURE Bioscience does not have an equity interest in either IV-7 Direct or Richmont.  Under this arrangement, we sell finished products at contracted unit prices to Richmont, and we also expect to receive additional revenues based on IV-7 Direct’s sales, which are made through a network of independent sales associates using a multi-level sales model.  We recognized revenue from the first sales of IV-7 under this agreement during the three month period ended April 30, 2010.

In October 2010, Richmont established distribution of SDC-based products in the Middle East region.  Richmont is initially purchasing IV-7 products for resale into the Middle East, where the IV-7 water treatment and disinfection products have been registered by the United Arab Emirates-Dubai Municipality.  Richmont is focusing first on distribution of IV-7 Water Treatment™.  We made the first shipments of IV-7 Water Treatment™, a concentrated product, during the First Quarter, and recorded deferred revenue of $344,900 on the consolidated balance sheets at October 31, 2010, as collection was not reasonably assured at the time of shipment.

During the First Quarter, product sales were made to five customers. 100% of product revenue for the First Quarter was derived from sales made to U.S. domestic customers.  We categorize revenue between U.S. domestic and international based on the country of domicile of our customer.

During the First Quarter, 100% of our revenue was derived from bulk ready to use disinfectant or finished packaged products containing our ready to use disinfectant.  Our deferred revenue as reported on the consolidated balance sheets at October 31, 2010 was derived from concentrate sales.  During the same period of the prior year, 98% of our product sales were of bulk ready to use disinfectant or finished packaged products containing our ready to use disinfectant, and 2% of our product sales were of SDC concentrate.

All of our tangible assets are located in the United States.

Note 9.  Subsequent Events

Subsequent to October 31, 2010, we received $21,200 from the exercise of options on 40,000 shares of common stock by a Director of the Company; we received $15,900 from the exercise of options on 30,000 shares of common stock by an Officer of the Company; and we received $24,000 from the exercise of options on 30,000 shares of common stock by employees.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in Item 1A of Part II of this Quarterly Report under the Caption “Risk Factors” and in our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010 (“Fiscal 2010”), previously filed with the Securities and Exchange Commission (“SEC”).

Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to: our limited operating history; our history of losses; our future capital needs; our ability to manage growth; the rapidly changing technologies and market demands related to our products; the failure of our products to achieve broad acceptance; our failure to successfully compete; our dependence on a single core technology; our reliance on third parties; our lack of product distribution experience; our exposure to pricing and supply issues; our failure to comply with government regulation; the loss of a key member of our management team; our ability to recruit additional key employees; our failure to protect our intellectual property; our exposure to intellectual property and product liability claims; changes in government policies and other risks identified in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

We are expanding into markets that we believe have broad potential by developing new, proprietary bioscience products based upon our patented silver ion antimicrobial technologies.  We are developing technology-based products, including our silver dihydrogen citrate-based antimicrobials, which we believe can provide novel, non-toxic solutions to numerous global health challenges and represent innovative advances in diverse markets. We believe that our technologies are in a position to contribute significantly to today’s global trend toward industrial and consumer use of environmentally friendly products, while providing competitive advantages in efficacy and safety.

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

In prior years, customers purchasing our EPA approved disinfectants were primarily distributors who sell such products under their own labels as a sub-registrant of our EPA master label, however in Fiscal 2010 we commenced selling our EPA-approved hard surface disinfectant under our own label, IV-7 Ultimate Germ Defense™ (“IV-7”) through an agreement with a Dallas-based sales and marketing organization, Richmont Sciences, LLC (“Richmont”), to U.S. commercial distributors and commercial customers.  Under this agreement with Richmont, we recognize revenues for products sold to third parties, and pay marketing fees to Richmont based upon those revenues.  We recognized revenue from the first sales of IV-7 under this agreement during the three month period ended January 31, 2010.

In the second quarter of calendar 2010, IV-7 was launched direct to consumers via a direct sales channel, by a newly formed company called IV-7 Direct, an affiliate of Richmont.  PURE Bioscience does not have an equity interest in either IV-7 Direct or Richmont.  Under this arrangement, we sell finished products at contracted unit prices to Richmont, and we also expect to receive additional revenues based on IV-7 Direct’s sales, which are made through a network of independent sales associates using a multi-level sales model.  We recognized revenue from the first sales of IV-7 under this agreement during the three month period ended April 30, 2010.

Richmont is also commencing the marketing of our sanitizer for surfaces touched by food in restaurants, hotels, food processing plants, and other environments.  In August 2009, as a result of our 6-year petition process, the U.S. Environmental Protection Agency (“EPA”) published an amendment to the Federal Register establishing a concentration limit for silver in end use solutions eligible for tolerance exemption, specifically in the form of silver dihydrogen citrate (SDC), of 50 parts per million (“ppm”). Concurrently with the new regulation, the EPA registered our 50 ppm indirect food contact surface sanitizer product.  We subsequently submitted a registration to the EPA to add the food contact surface sanitizer claims to our previously-registered 30 ppm hard surface disinfectant formula.  The EPA registered the disinfectant/sanitizer formula in April 2010, and we immediately filed a federal sub-registration and subsequent state registrations for the disinfectant/sanitizer product to be sold as IV-7 Ultimate Germ Defense for Food Contact Surfaces™.  The final state approval was received in November 2010, and we are now able to market, through Richmont, IV-7 Ultimate Germ Defense for Food Contact Surfaces™ throughout the U.S.

In October 2010, Richmont established distribution of SDC-based products in the Middle East region.  Richmont is initially purchasing IV-7 products for resale into the Middle East, where the IV-7 water treatment and disinfection products have been registered by the United Arab Emirates-Dubai Municipality.  Richmont is initially focusing on distribution of IV-7 Water Treatment™.  We made the first shipments of IV-7 Water Treatment™, a concentrated product, during the First Quarter, and recorded deferred revenue of $344,900 on the consolidated balance sheets at October 31, 2010, as collection was not reasonably assured at the time of shipment.

During Fiscal 2010 and in prior years, we sold SDC concentrate to BASF under an agreement whereby BASF resold the concentrate under its own brand names within the global personal care, household and institutional markets. We have chosen to terminate the agreement and are currently evaluating alternatives for distribution in these markets. We believe we can secure better positioning for SDC with companies that do not carry proprietary competing products.

In July 2008, we entered into a development and licensing agreement for SDC-based products for human use with FTA Bioscience, LLC (“FTA”).  Under our agreement with FTA, FTA is funding and directing all development activities and FDA regulatory filings.  In July 2010, based on preclinical data developed by FTA, we granted two product-specific licenses to FTA for the development of an SDC-based treatment for tinea unguium, also referred to as onychomycosis (nail fungus), as well as for tinea pedis (athlete’s foot); and concurrently recognized the first milestone payments under this agreement with FTA.

Our revenues have historically fluctuated from period to period.  In future periods, we expect our revenues to continue to fluctuate, however we are not currently able to accurately predict such revenues.  Our IV-7 brand hard surface disinfectant products have recently launched, and the prospects for sales of additional products, such as our sanitizer for surfaces touched by food, our IV-7 Water Treatment™, and products sold by our distributors and strategic partners are uncertain, and may be dependent on approvals from U.S. or overseas regulatory agencies, which we may not obtain.

Cost of Revenues and Operating Expenses
Costs of Revenue.   Costs of product revenue includes direct and indirect costs to manufacture products, including materials consumed, manufacturing overheads, shipping costs, salaries, benefits, and related expenses of our operations; and, during Fiscal 2010, costs incurred to have products bottled and labeled by a third party.  In addition, included in our inventory of finished goods as of July 31, 2010 were approximately 3,700 gallons of SDC concentrate that we purchased from an unrelated third party in a lien sale. None of the product purchased in the lien sale remained in inventory at October 31, 2010 (see Note 7 to the consolidated financial statements for further information regarding this transaction).

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

Results of Operations for the Three Months Ended October 31, 2010 vs. Three Months Ended October 31, 2009

Revenue and Gross Margin

For the First Quarter, product revenues of $23,100 declined by $198,800 compared with comparable revenues of $221,900 in the same period of the prior year.

In prior years, customers purchasing our EPA approved disinfectants were primarily distributors who sell such products under their own labels as a sub-registrant of our EPA master label, however in Fiscal 2010 we commenced selling our EPA-approved hard surface disinfectant under our own label, IV-7 Ultimate Germ Defense™ (“IV-7”) through our agreement with Richmont to U.S. commercial distributors and commercial customers.  Under this agreement with Richmont, we recognize revenues for products sold to third parties, and pay marketing fees to Richmont based upon those revenues.

In the second quarter of calendar 2010, IV-7 was launched direct to consumers via a direct sales channel, by a newly formed company called IV-7 Direct, an affiliate of Richmont.  PURE Bioscience does not have an equity interest in either IV-7 Direct or Richmont.  Under this arrangement, we sell finished products at contracted unit prices to Richmont, and we also expect to receive additional revenues based on IV-7 Direct’s sales, which are made through a network of independent sales associates using a multi-level sales model.

In October 2010, Richmont established distribution of SDC-based products in the Middle East region.  Richmont is initially purchasing IV-7 products for resale into the Middle East, where the IV-7 water treatment and disinfection products have been registered by the United Arab Emirates-Dubai Municipality.  Richmont is initially focusing on distribution of IV-7 Water Treatment™.  We made the first shipments of IV-7 Water Treatment™, a concentrated product, during the First Quarter, and recorded deferred revenue of $344,900 on the consolidated balance sheets at October 31, 2010, as collection was not reasonably assured at the time of shipment.

During the First Quarter, product sales were made to five customers. 100% of product revenue for the First Quarter was derived from sales made to U.S. domestic customers.  100% of our revenue was derived from bulk ready to use disinfectant or finished packaged products containing our ready to use disinfectant.  Our deferred revenue as reported on the consolidated balance sheets at October 31, 2010 was derived from concentrate sales.

During the three month period ended October 31, 2009, 98% of our product sales were of bulk ready to use disinfectant or finished packaged products containing our ready to use disinfectant, and 2% of our product sales were of SDC concentrate.  92% of sales were made to two customers and 34% of sales were made to U.S. domestic customers, with 66% of sales being derived from shipments to Taiwan, for further distribution and sale by our distributor to several Asian countries.

Primarily as a result of the mix of products sold and prices, our gross margin percentage declined from 64% in the three months ended October 31, 2009, to 57% in the First Quarter.  Due to the limited volume of sales in each period, historical margins should not be used as a predictor of future margins.  Gross profit on product sales for the First Quarter was $13,200, compared with comparable gross profit of $141,700 in the same period of the prior fiscal year.

Operating Costs

Operating costs increased by $173,900, or 9%, from $1,862,400 in the three month period ended October 31, 2009, to $2,036,300 in the First Quarter.  Within these aggregate operating costs, selling expense increased by $82,500 in the First Quarter compared with the same period in the prior fiscal year, primarily due to fees and non-cash stock option expense for business development consultants and trade show exhibition costs.

General and administrative expense increased by $47,600, from $1,184,600 in the three month period ended October 31, 2009, to $1,232,200 in the First Quarter, primarily due to increased payroll and associated costs.   Research and development costs during the First Quarter of $501,700, including in-house costs, patent amortization, outside legal costs for maintaining approved patents, and product registration expenditures, increased by $43,800, or 10%, compared with the comparable prior year period.  This increase was primarily due to increased salary and related costs, which were partially offset by reduced third party testing costs.  We do not currently expect our research and development expense to grow significantly in future periods; however, if opportunities arise, particularly in the development and testing of new formulations, we will evaluate the need for additional research expenditures based on potential market sizes and our estimation of the likelihood of our technology achieving successful results.

Our loss from operations increased by $302,400, from a loss of $1,720,700 for the three months ended October 31, 2009 to a loss of $2,023,100 for the First Quarter.

Other Income

Other income declined year over year by $7,200 due mainly to reduced interest rates earned on our investments.

Net Loss

Our net loss after income and taxes increased by $309,800, from a net loss of $1,711,200, or $0.05 per share, for the three months ended October 31, 2009 to a net loss of $2,021,000, or $0.06 per share, for the First Quarter.

Liquidity and Capital Resources

Since the sale of our Water Treatment Division in 2005, we have financed our operations primarily through sales of our common stock.

At October 31, 2010, we had cash and cash equivalents of $3,679,500, an increase of $1,486,900 from July 31, 2010.  Net cash used in operations, and for investments in both intangible and fixed assets, was $1,265,200 in the First Quarter, $5,853,518 in Fiscal 2010, and $6,107,400 for the fiscal year ended July 31, 2009 (“Fiscal 2009”).  At October 31, 2010, we had no short-term investments and no long-term debt.  Total current assets at October 31, 2010 were $5,073,000, an increase of $1,649,200 from July 31, 2010.

Our future capital needs and our future profits, if any, are uncertain, and will depend on many factors including, among others, the acceptance of, and demand for, our products; our success and the success of our partners and distributors in selling our products; our success and the success of our partners in obtaining regulatory approvals to sell our products; the costs of further developing our existing, and developing new, products or technologies; the extent to which we invest in new technology and product development; and the costs associated with the continued operation, and any future growth, of our business.  We currently believe that our current cash resources are sufficient to meet our anticipated needs during the next twelve months, however we expect that we will need to increase our liquidity and capital resources in future periods by one or more measures, which may include reducing operating expense, by raising additional financing in future periods through the issuance of debt, equity, or convertible securities, entering into partnership, license, or other arrangements with third parties, reducing the exercise price of outstanding warrants, or through other means, any one of which could reduce the value to us, perhaps substantially, of our technologies and their commercial potential.  Such financing, if any, could also lead to the dilution of our existing shareholders.  There can be no assurance that additional financing will be available, or if available, that such financing can be obtained on satisfactory terms.   Insufficient funds would result in a material adverse effect on our business and operations and could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or unanticipated customer requirements, and further may require us to delay, scale back or eliminate some or all of our research and product development programs, license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, or to reduce or cease operations. If adequate funds are not available when needed, we may be required to significantly modify our business model to reduce spending to a sustainable level. Such modification of our business model could also result in an impairment of assets, which cannot be determined at this time.

Cash used in operating activities for the First Quarter was $1,225,000, as compared to $1,300,000 used in operating activities for the same three month period of the prior fiscal year.

During the First Quarter, cash used in investing activities was $40,200, consisting entirely of investments in patents.  At October 31, 2010, the net book value of our capitalized patents was $1,867,622, and the net book value of our property, plant and equipment was $625,300.   In the three month period ended October 31, 2009, cash used in investing activities was $96,700, consisting of investments in patents of $59,000 and purchases of property, plant and equipment of $37,700.

During the First Quarter, cash provided by financing activities was $2,752,200.  On October 25, 2010, we consummated a financing whereby we entered into common stock purchase agreements with a total of eleven non-affiliated accredited investors for the sale of 1,080,000 shares of our common stock at a price of $2.20 per share, for a total purchase price of $2.376 million.  We did not pay any placement agent fees associated with the financing and no underwriter discounts or commissions were paid. After legal and other expenses, the net proceeds of the financing to us were $2.367 million.

Also during the First Quarter, we received $259,100 from the exercise of warrants to purchase 123,365 shares of our common stock, at an average exercise price of $2.10, and we received $126,000 from the exercise of 225,000 common stock options, at an average exercise price of $0.56.

During the three months ended October 31, 2009, cash provided by financing activities was $2,783,200, all of which was derived from the net proceeds of our September 2009 registered direct offering whereby we sold $3 million of our common stock and warrants to institutional investors, for net proceeds of $2,783,200 after fees and expenses.

At October 31, 2010, we had total liabilities of $1,132,700, an increase of $533,500 from July 31, 2010.   Included in current liabilities is $344,900 of deferred revenue related to amounts billed for product shipped where payment on agreed terms was not reasonably assured at the time of shipment.  We recognized this amount, less our costs associated with the shipment, as deferred revenue on the consolidated balance sheets at October 31, 2010.   Accounts payable and accrued liabilities also increased from July 31, 2010,by $192,500, due primarily to the timing of accounts payable and accrued salaries and wages.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk at October 31, 2010 is related to our investment portfolio which consists largely of debt instruments and other securities of high quality corporate issuers and the U.S. government and its agencies.  From time to time our investments may be exposed to market risk related to changes in interest rates.  Our current investment policy is to maintain an investment portfolio consisting only of diversified institutional money market mutual funds investing in  A-1 (S&P) or Prime-1 (Moody’s), U.S. Treasury Securities, or United States Government obligations issued by or backed by a federal agency of the United States Government.  We do not enter into investments for trading or speculative purposes, and our cash is deposited in, and invested through, highly rated financial institutions in the United States.  While our available for sale securities are subject to interest rate risk and would fall in value if market interest rates increased, we estimate that the fair value of our investment portfolio would not decline by a material amount in the event of an increase in market interest rates.  We therefore would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer/Principal Accounting Officer, of the effectiveness of the design and operation of all of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of October 31, 2010.

Changes in Internal Control Over Financial Reporting

In the First Quarter we implemented a web-based stock option and equity plan administration and accounting system.  We made no other changes in our internal control over financial reporting during the First Quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings
From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

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

We have a history of losses, and we may not achieve or maintain profitability

We had a loss of $2.0 million after taxes for the First Quarter, a loss of $6.8 million after taxes for Fiscal 2010, and a loss of $7.1 million after taxes for Fiscal 2009.  As of October 31, 2010, we had an accumulated deficit of approximately $46.9 million. We expect to continue to have losses in future periods.  If the penetration into the marketplace of SDC and SDC based products takes longer than anticipated or is otherwise unsuccessful, revenue growth is slower than anticipated or operating expenses exceed expectations, it may take an unforeseen period of time to achieve or maintain profitability and we may never achieve or maintain profitability.  Slower than anticipated revenue growth could force us to reduce research, testing, development and marketing of our technologies, and/or force us to reduce the size and scope of our operations, to sell or license our technologies to third parties, or to cease operations altogether.

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

Our future capital needs are uncertain, and we currently expect that we will need additional funds in the future, which may not be available on acceptable terms or at all

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

We expect that we will need to increase our liquidity and capital resources by one or more measures, which may include reducing operating expenses, raising additional financing in future periods through the issuance of debt, equity, or convertible securities, entering into partnerships, licenses, or other arrangements with third parties, reducing the exercise price of outstanding warrants, or through other means, any one of which could reduce the value to us, perhaps substantially, of our technology and its commercial potential.  There is no guarantee that we would be able to obtain capital on terms acceptable to us, or at all. Insufficient funds would result in a material adverse effect on our business and operations and could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or customer requirements, and further may require us to delay, scale back or eliminate some or all of our research and product development programs, license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, or to reduce or cease operations.  If adequate funds are not available when needed, we may be required to significantly modify our business model and operations to reduce spending to a sustainable level. Such modification of our business model and operations could also result in an impairment of assets, which cannot be determined at this time. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing shareholders may experience dilution, and in addition the new equity or debt securities may have rights, preferences and privileges that are superior to those of our existing shareholders.  If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization.

We have 44,325,730 shares of common stock issued and outstanding or reserved for issuance.  Shares reserved for issuance include shares under equity compensation plans, vested and unvested options, warrants, and unvested restricted stock. Our current authorized capital stock is limited to 50,000,000 shares of common stock and 5,000,000 shares of preferred stock.  As set forth in our Proxy Statement for our annual meeting of shareholders to be held on January 19, 2011, our Board has proposed that we reincorporate from the state of California to the state of Delaware.  As part of the proposed reincorporation, the Board has approved an increase to the number of authorized shares of common stock from 50,000,000 shares that are currently available for issuance to 100,000,000.  The increase in authorizes shares is contingent on the approval by our shareholders of the reincorporation.

As is true for shares presently authorized but unissued, the future issuance of common stock authorized by the proposed increase may, among other things, decrease existing shareholders’ percentage equity ownership and, depending on the price at which they are issued, could be dilutive to the voting rights of existing shareholders and have a negative effect on the market price of the common stock.  However, if we were unable to increase our authorized capital stock for any reason, our ability to raise additional capital through the issuance of equity or convertible debt would be severely compromised and we may be unable to obtain equity or convertible debt capital at all.

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

We are responsible for the accuracy of any claims made by us or our partners or distributors related to SDC-based products, and their consistency with claims approved by the regulatory authorities, including the EPA, any state, or any foreign regulatory authority.  We have limited ability to monitor or regulate claims made by our partners and distributors, including but not limited to claims made in marketing materials, internet sites, by e-mail, or verbally.  Failure by our partners or us to comply with approved label claims could result in fines, or to the withdrawal of approval for us or our partners and distributors to market our products, in any or all jurisdictions, and/or our failure to successfully commercialize SDC or otherwise achieve revenue growth.

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

During the three months ended April 30, 2010, we commenced selling our EPA-approved hard surface disinfectant under our own label, IV-7 Ultimate Germ Defense™ (“IV-7”) through an alliance with a Dallas-based sales and marketing organization, Richmont Sciences, LLC, to commercial distributors and commercial customers.  Additionally, beginning in May 2010, IV-7 was sold for the first time to consumers through a separate newly established direct sales channel, by a newly formed company called IV-7 Direct, an affiliate of Richmont.  Sales to date have not been significant, and if Richmont or our other our strategic partners fail to generate sales of, or increase awareness of, our products or technology for any reason, or to assist us in getting access to decision-makers, we may need to increase our marketing expenses, change our marketing strategy or enter into marketing relationships with different parties, any of which could impair our ability to generate increased revenue or to generate profits from our technology.

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

During Fiscal 2010 and in prior years, we sold SDC concentrate to BASF under an agreement whereby BASF resold the concentrate under their own brand names within the global personal care, household and institutional markets.  We have chosen to terminate this agreement, and we are currently evaluating alternatives for distribution in these markets.  We may not be successful in finding such alternatives on terms that are acceptable to us.

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

We own seven U.S. patents related to our SDC technology.  The lives of these patents are not finite, and the value to us of some or all of the patents may be limited by their term.

In addition to U.S. patents and trademarks, we have filed for foreign patent applications and trademark registrations.  We may not be successful in obtaining any of these patents and trademarks, whether in the U.S. or overseas, and we may be unable to obtain additional patent and trademark protection in the future. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain.  It is possible that, despite our efforts, competitors or others will create and use products in violation of our patents and/or adopt service names similar to our service names or otherwise misappropriate our intellectual property. Such patent infringement or misappropriation could have a material adverse effect on our business. Any unauthorized production of our SDC-based products, whether in the U.S. or overseas, may reduce our own sales of SDC-based products, thereby reducing, perhaps significantly, our actual or potential profits.  Adopting similar names and trademarks by competitors could lead to customer confusion. Any claims or customer confusion related to our trademarks could negatively affect our business.

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

We may become subject to product liability claims

As a business that manufactures and markets products for use by consumers and institutions, we may become liable for any damage caused by our products, whether used in the manner intended or not.  Any such claim of liability, whether meritorious or not, could be time-consuming and/or result in costly litigation. Although we maintain general and product liability insurance, our insurance may not cover potential claims and may not be adequate to indemnify for liabilities that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could harm our business and operating results, and you may lose some or all of any investment you have made, or may make, in our common stock.

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

Anti-takeover provisions under our charter documents and California law could delay or prevent a change of control and could also limit the market price of our stock

Certain provisions of our charter and by-laws may delay or frustrate the removal of incumbent directors and may prevent or delay a merger, tender offer, or proxy contest involving us that is not approved by our Board of Directors (the “Board”), even if such events may be beneficial to the interests of shareholders. For example, our Board, subject to certain limitations, has the authority and power to issue all authorized and unissued shares of common stock, which have not otherwise been reserved for issuance, on such terms as the Board determines. The Board could also issue 5,000,000 shares of preferred stock on terms determined by the Board, and such preferred stock could have voting or conversion rights, which could adversely affect the voting power of the holders of our common stock. In addition, California law contains provisions that have the effect of making it more difficult for others to gain control of the Company.

The price of our common stock may be volatile, which may cause investment losses for our shareholders

The price and trading volume of our common stock have historically been volatile.  For example, in the twelve months through December 13, 2010, the closing market price of our common stock ranged from $1.22 per share to $3.74 per share, and the monthly trading volume varied from 1.1 million shares to 34.7 million shares.  In the future, the market price of our common stock may continue to be volatile and could fluctuate substantially due to many factors, including:

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

If outstanding options and warrants to purchase shares of our common stock are exercised, or if other shares of our common stock or preferred stock are issued, the interests of our shareholders could be diluted

In addition to 37,016,682 shares of common stock issued and outstanding, we currently have 7,309,048 shares of common stock reserved for issuance, which includes shares under equity compensation plans, vested and unvested options, warrants, and unvested restricted stock.  The outstanding stock options and warrants have a weighted-average exercise price of approximately $2.64.  In addition, 5,674,270 authorized shares of our common stock remain available for future issuance under equity compensation plans or otherwise.  The exercise of options and warrants, and the sale of shares underlying such options or warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares.  Investors may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under our stock option plans, and options and warrants that may be granted or issued in the future.

Of our authorized capital stock of 50,000,000 shares of common stock, 5,674,270 remain available for issuance.  Such common stock may be issued under equity compensation plans; or our Board, subject to certain limitations, has the authority and power to issue any or all authorized and unissued shares of common stock which have not otherwise been reserved for issuance, on such terms as the Board determines. Additionally, the Board could also issue 5,000,000 shares of preferred stock on terms determined by the Board.  If any common or preferred stock is issued, the interests of holders of our common stock could be diluted.

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

We may never pay dividends

We have never paid any dividends and do not anticipate paying dividends in the foreseeable future. The future payment of dividends, if any, is dependent on the discretion of our Board, our earnings, our financial condition and other business and economic factors that our Board may consider relevant.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously reported in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010, on October 25, 2010 we consummated a financing whereby we entered into common stock purchase agreements with a total of eleven non-affiliated accredited investors for the sale of 1,080,000 shares of our common stock at a price of $2.20 per share, for a total purchase price of $2.376 million.  We did not engage any underwriter or placement agent to assist with the financing, and therefore no underwriter discounts or commissions were paid.  The shares sold in the financing represented approximately 3% of our outstanding common stock prior to the sale. We relied on an exemption from registration under Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). No advertising or general solicitation was employed in offering the shares, which were offered solely to a limited number of non-affiliated accredited investors (as defined in Rule 501(a) of the Securities Act) and transfer of the shares is restricted by the Company in accordance with the requirements of the Securities Act.  After expenses, the net proceeds of the offering to us were $2.367 million, which will be used for working capital.

ITEM 4.   (REMOVED AND RESERVED)

ITEM 6.   EXHIBITS

A.   Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

10.1	-- Form of Common Stock Purchase Agreement (1)

31.1	-- Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	-- Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	-- Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	-- Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1) Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 26, 2010.

* Filed herewith.

Signatures
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE Bioscience

By:	/s/ Michael L. Krall
Michael L. Krall President / Chief Executive Officer (Principal Executive Officer) December 15, 2010

By:	/s/ Andrew J. Buckland
Andrew J. Buckland Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) December 15, 2010