Form 10-Q
period 2011-01-31
PURE BIOSCIENCE
filed 2011-03-17
CIK 1006028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2011

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
Yes ☐ No ☒

As of March 15, 2011, there were 37,296,986 shares of the registrant’s common stock, no par value, outstanding.

PURE Bioscience

FORM 10-Q

for the Quarterly Period Ended January 31, 2011

TABLE OF CONTENTS

PART 1 — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

Consolidated Balance Sheets as of January 31, 2011 (unaudited) and July 31, 2010
Consolidated Statements of Operations for the three and six months ended January 31, 2011 and 2010 (unaudited)
Consolidated Statements of Cash Flows for the six months ended January 31, 2011 and 2010 (unaudited)
Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 4.	(Removed and Reserved)

Item 6.	Exhibits

SIGNATURES

PURE Bioscience
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	January 31,	July 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$1,677,764	$2,192,543
Accounts receivable, net of allowance for doubtful accounts
of $0 at January 31, 2011 and $0 at July 31, 2010	363,252	332,493
Inventories, net	892,142	752,438
Prepaid expenses	74,180	146,307

Total current assets	3,007,338	3,423,781

Property, plant and equipment, net	563,662	696,974

Patents	1,922,965	1,872,882

Total assets	$5,493,965	$5,993,637

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$531,461	$329,281
Accrued liabilities	308,066	241,498
Deferred revenue	322,080	10,000
Taxes payable	-	2,400

Total current liabilities	1,161,607	583,179

Deferred Rent	12,336	16,045

Total liabilities	1,173,943	599,224

Stockholders' Equity
Preferred stock, no par value:
5,000,000 shares authorized, no shares issued	-	-
Common stock, no par value:
50,000,000 shares authorized
37,246,986 issued and outstanding at January 31, 2011, and
35,488,317 issued and outstanding at July 31, 2010	44,592,293	41,679,129
Additional paid-in capital	6,678,887	6,041,143
Warrants:
1,766,298 issued and outstanding at January 31, 2011, and
1,889,663 issued and outstanding at July 31,2010	2,809,856	2,934,600
Accumulated deficit	(49,761,014)	(45,260,459)

Total stockholders' equity	4,320,022	5,394,413

Total liabilities and stockholders' equity	$5,493,965	$5,993,637

The accompanying notes are an integral part of the consolidated financial statements

PURE Bioscience
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
REVENUES FROM PRODUCT SALES

Net revenues	$81,486	$548,852	$58,401	$326,981
Cost of sales	25,070	193,032	15,202	112,875

Gross profit	56,416	355,820	43,199	214,106

OTHER REVENUES

Revenue from license agreements	10,000	-	10,000	-
Cost of other revenue	-	-	-	-
Gross profit	10,000	-	10,000	-
Total gross profit	66,416	355,820	53,199	214,106

Selling expenses	638,028	446,776	335,562	226,838
General and administrative expenses	2,771,778	2,604,883	1,539,578	1,420,304
Research and development	1,174,880	909,693	673,216	451,825

Total operating expenses	4,584,686	3,961,352	2,548,356	2,098,967

Loss from operations	(4,518,270)	(3,605,532)	(2,495,157)	(1,884,861)

Other income
Interest income	5,315	18,174	3,065	8,698
Other	12,500	110,000	12,500	110,000

Total other income	17,815	128,174	15,565	118,698

Net loss before income taxes	(4,500,455)	(3,477,358)	(2,479,592)	(1,766,163)
Income tax provision	(100)	-	-	-

Net loss	$(4,500,555)	$(3,477,358)	$(2,479,592)	$(1,766,163)

Net loss per common share, basic and diluted	$(0.12)	$(0.10)	$(0.07)	$(0.05)

Weighted average common shares used in
computing basic and diluted net loss per common share	36,364,995	33,991,693	37,058,057	34,529,176

The accompanying notes are an integral part of the consolidated financial statements

PURE Bioscience
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months
	Ended January 31,

	2011	2010

Cash flows from operating activities

Net loss	$(4,500,555)	$(3,477,358)

Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization and depreciation	234,397	228,244
Stock-based compensation	604,908	656,148
Changes in assets and liabilities:
Accounts receivable	(30,759)	6,948
Prepaid expense	72,127	(86,796)
Inventories	(139,704)	(151,482)
Deferred rent	(3,709)	(201)
Deferred revenue	312,080	-
Customer deposits	-	9,400
Accounts payable and accrued liabilities	268,748	1,148
Income tax payable	(2,400)	(2,400)

Net cash used in operating activities	(3,184,867)	(2,816,349)

Cash flows from investing activities

Investment in patents	(141,482)	(68,171)
Purchase of property, plant and equipment	(9,686)	(192,703)

Net cash used in investing activities	(151,168)	(260,874)

Cash flows from financing activities

Net proceeds from the sale of common stock	2,367,089	2,783,233
Proceeds from exercise of stock options and warrants	454,167	85,000

Net cash provided by financing activities	2,821,256	2,868,233

Net decrease in cash and cash equivalents	(514,779)	(208,990)

Cash and cash equivalents at beginning of period	2,192,543	4,213,744

Cash and cash equivalents at end of period	$1,677,764	$4,004,754

Supplemental disclosures of cash flow information
Cash paid for taxes	$2,400	$4,955
Cash paid for interest	$-	$-

The accompanying notes are an integral part of the consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1.   Basis of Presentation

PURE Bioscience (sometimes referred to herein as the “Company”, “we”, “us”, or “our”) was incorporated in the state of California on August 24, 1992.  The accompanying unaudited financial statements include the consolidated accounts of PURE Bioscience and its subsidiary, ETIH2O Corporation, a Nevada corporation.  All inter-company balances and transactions have been eliminated.

The financial statements included herein have been prepared by PURE Bioscience without audit, in accordance with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), have been condensed or omitted as allowed by such rules and regulations, however we believe that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows for the periods presented.  The unaudited consolidated financial statements presented herein should be read in conjunction with our audited financial statements for our most recently completed fiscal year ended July 31, 2010 (”Fiscal 2010”) and their accompanying notes, as filed with the SEC in our 10-K on October 28, 2010.

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the statements and accompanying notes, and actual results could differ materially from those estimates.  The results of operations for the three month period ended January 31, 2011 (the “Second Quarter”), and for the six month period ended January 31, 2011 (the “Six Months”) are not necessarily indicative of the results of operations for the full year, or any future periods.

Note 2.   Nature of Business and Summary of Significant Accounting Policies

Concentration of Credit Risk

As of January 31, 2011 and July 31, 2010, all cash deposits were invested in either U.S. FDIC insured bank accounts or institutional money market mutual funds investing in A-1 (S&P) or Prime-1 (Moody’s).

At January 31, 2011, $1,636,300 of our cash and cash equivalents were maintained at three separate major financial institutions in the United States in accounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”).  Such insurance is limited to $250,000 through December 31, 2013.

Also at January 31, 2011, $41,200 of our cash and cash equivalents were held in an account maintained at a major financial institution in the United States that is provided with protection by the Securities Investor Protection Corporation (“SIPC”) should such a firm close due to bankruptcy or other financial difficulties and customer assets are missing.  Cash and cash equivalent claims, such as for money market funds and certificates of deposit, are limited to $100,000, however other investments are protected with up to $500,000 of insurance by the SIPC.

As of January 31, 2011 and July 31, 2010, we had no short-term investments.

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

Fair Value of Financial Instruments

The carrying amounts for receivables and payables are the approximate fair value because of their short maturity.  Whenever shares are issued for services, we use market prices of our common stock to estimate the fair value of the shares issued.  Whenever options are issued for services, we use the Black-Scholes Option Pricing Model to estimate the fair value of the equity instrument, using historical market prices of our common stock and prevailing risk-free interest rates.

Revenue Recognition

During the periods presented herein, our product revenue was derived from the sale of silver dihydrogen citrate (“SDC”) concentrate, our ready to use disinfectant, and finished packaged products containing SDC.  We recognize revenue from sales of these products under the provisions of the applicable authoritative guidance governing revenue recognition, which is generally when we ship the products free on board from either our facility or from third party packagers, we have transferred title to the goods, the price is fixed or determinable and we have eliminated our risk of loss.  Where payment is not reasonably assured at the time of shipment, we will either decline a purchase order or defer the revenue until payment is assured.  In the three months ended October 31, 2010 (the “First Quarter”) we recorded deferred revenue of $344,900 for a transaction where payment was not reasonably assured at the time of shipment of the product, as discussed further in Note 3 below.

Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in our consolidated balance sheets.

Cost of Goods Sold

Cost of goods sold for product sales includes direct and indirect costs to manufacture products, including materials consumed, manufacturing overheads, shipping costs, salaries, benefits and related expenses of operations.

Intangible Assets / Long-Lived Assets

Our intangible assets primarily consist of the worldwide patent portfolio of our silver ion technologies.  Outside legal costs and filing fees related to obtaining patents are capitalized as incurred.  The total amounts capitalized for pending patents were $101,300 and $9,200 in the Second Quarter and the three month period ended January 31, 2010, respectively, and $141,500 and $68,200 in the six month periods ended January 31, 2011 and 2010, respectively.   Patents are stated net of accumulated amortization of $1,522,100 and $1,430,700 at January 31, 2011 and July 31, 2010, respectively. The cumulative cost of acquiring patents is amortized on a straight-line basis over the estimated remaining useful lives of the patents, generally between 17 and 20 years from the date of issuance.  At January 31, 2011, the weighted average remaining amortization period for all patents was approximately 10.2 years.  Amortization expense for the Second Quarter and the three month period ended January 31, 2010 was $46,000 and $44,600, respectively, and for the six month periods ended January 31, 2011 and 2010 was $91,400 and $88,800, respectively.

Accounting for Stock-Based Compensation

We utilize the fair value method of accounting for stock-based compensation arrangements. Accordingly, the compensation cost of share-based awards issued in connection with employee and director services is measured at the grant date based on the estimated fair value of the award, and is recognized as expense over the applicable service period.  We do not have, and have not had during the six month periods ended January 31, 2011 or 2010, any stock option awards with market or performance conditions.

Stock Options to Non-Employees

Charges for stock options granted to non-employees have been determined using the estimated fair value of the stock options issued, based on the Black-Scholes Option Pricing Model.  Such options are revalued quarterly until fully vested, with any change in fair value expensed. During the Second Quarter, we recorded a reduction in selling expense of $3,200, and recorded $5,500 in research and development expense; and during the three month period ended January 31, 2010, we recorded $500 in selling expense, $1,500 in general and administrative expense, and $3,600 in research and development expense for stock options granted to non-employees. During the Six Months, we recorded $34,300 in selling expense, and recorded a reduction in both general and administrative expense and research and development expense of $4,500 and 2,700, respectively. During the six month period ended January 31, 2010, we recorded $11,000 in selling expense, $4,300 in general and administrative expense, and $7,700 in research and development expense for stock options granted to non-employees.

Cash, Cash Equivalents, Short-term Investments and Liquidity

We consider all liquid investments with maturities of ninety days or less when purchased to be cash equivalents.  Our short-term investments have maturities of greater than ninety days from the date of purchase.  We classify securities as “available for sale” in accordance with authoritative guidance, and carry these investments at fair value with any unrealized gains and losses reported as a component of shareholders’ equity on our consolidated balance sheets and in our statements of shareholders’ equity.  At January 31, 2011 and July 31, 2010 we had no short-term investments.

On October 25, 2010 we consummated a financing whereby we entered into common stock purchase agreements with a total of eleven non-affiliated accredited investors for the sale of 1,080,000 shares of our common stock at a price of $2.20 per share, for a total purchase price of $2.376 million.  We did not engage any underwriter or placement agent to assist with the financing, and therefore no underwriter discounts or commissions were paid.  The shares sold in the financing represented approximately 3% of our outstanding common stock prior to the sale. We relied on an exemption from registration under Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). No advertising or general solicitation was employed in offering the shares, which were offered solely to a limited number of non-affiliated accredited investors (as defined in Rule 501(a) of the Securities Act) and transfer of the shares is restricted by the Company in accordance with the requirements of the Securities Act.  After expenses, the net proceeds of the financing to us were $2.367 million, to be used for working capital.

On September 3, 2009, we closed a registered direct offering whereby we sold $3 million of our common stock and warrants to institutional investors.  After fees and expenses, the aggregate net proceeds of the offering to us were approximately $2.8 million.

We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs during the next twelve months.  In addition to anticipated cash inflows from future sales, which are inherently uncertain, we expect that we will need to increase our liquidity and capital resources by one or more measures, which may include raising additional financing through the issuance of equity securities, the issuance of warrants, reducing the exercise price of outstanding warrants, or through other means which could include the issuance of debt or convertible securities, reducing our operating expenses, entering into partnerships, licenses, or other arrangements with third parties, or through other means, any one of which could reduce the value to us, perhaps substantially, of our core technology and its commercial potential.  Such funds may not be available on favorable terms, or at all.  Insufficient funds would result in a material adverse effect on our business and operations and could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or customer requirements, and further may require us to delay, scale back or eliminate some or all of our research and product development programs, license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, or to reduce or cease operations.  If adequate funds are not available when needed, we may be required to significantly modify our business model and operations to reduce spending to a sustainable level. Such modification of our business model and operations could also result in an impairment of assets, which cannot be determined at this time. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing shareholders may experience dilution, and in addition the new equity or debt securities may have rights, preferences and privileges that are superior to those of our existing shareholders.  If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization.

The financial statements do not include any adjustments relating to recoverability or classification of recorded assets and classification of recorded liabilities.

Comprehensive Income

We display comprehensive income or loss and its components as part of our consolidated financial statements.  Our comprehensive loss includes our net loss and certain changes in equity that are excluded from our net loss, including unrealized holding gains and losses on available for sale securities.  Such changes in shareholders’ equity are included in accumulated other comprehensive income or loss.  For the Second Quarter and the three month period ended January 31, 2010, we did not record any realized or unrealized gains on available for sale securities and our comprehensive loss was $2,479,600 and $1,766,200, respectively, which was unchanged from our net loss.  For the Six Months and the six month period ended January 31, 2010, we did not record any realized or unrealized gains on available for sale securities and our comprehensive loss was $4,500,600 and $3,477,400, respectively, which was unchanged from our net loss.

Net Loss Per Common Share

We compute basic loss per share by dividing the applicable net loss by the weighted average number of common shares outstanding during the respective period.  Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock equivalents, which include stock options, common stock warrants and unvested restricted stock, unless the effect is to reduce a loss or increase the income per common share from continuing operations.  As we incurred losses in each of the three and six month periods ended January 31, 2011 and 2010, we did not include common stock equivalent shares in the computation of net loss per share as the effect would have been anti-dilutive.  Therefore, both the basic and diluted loss per common share for the three and six month periods ended January 31, 2011 and 2010 are based on the weighted average number of shares of our common stock outstanding during these periods.  As of January 31, 2011, anti-dilutive instruments excluded from the computation of net loss per share were made up of 4,635,300 stock options, 1,766,300 warrants, and 101,100 shares of unvested restricted stock; a total of 6,502,700 potential common stock equivalents.

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

In April 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The guidance became effective for us on a prospective basis for milestones achieved beginning with the First Quarter; however it did not have a material impact on our consolidated financial statements.  We will continue to evaluate this guidance, however we do not expect it to have a material impact on our consolidated financial statements for future periods.

Note 3.  Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts.  Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances.  The allowance for doubtful accounts was zero at January 31, 2011 and at July 31, 2010.

Included in accounts receivable at January 31, 2011 is $335,800 billed to a customer in a prior period.  In the First Quarter we shipped product to a third party and billed $359,600, however collection was not reasonably assured at the time of shipment and we recognized the amount billed, less our costs associated with the shipment, of $344,900 as deferred revenue on our consolidated balance sheets at October 31, 2010.  As of January 31, 2011, $335,800 of the $359,600 remained uncollected and is included in accounts receivable in our consolidated balance sheets at that date.  The $23,800 collected to date was recognized as product revenue in the Second Quarter, and the remaining balance of deferred revenue, net of our costs associated with the uncollected balance of the shipment, as reported on our consolidated balance sheets at January 31, 2011, was $322,100.

Note 4.  Private Placement

On October 25, 2010 we consummated a financing whereby we entered into common stock purchase agreements with a total of eleven non-affiliated accredited investors for the sale of 1,080,000 shares of our common stock at a price of $2.20 per share, for a total purchase price of $2.376 million.  We did not engage any underwriter or placement agent to assist with the financing, and therefore no underwriter discounts or commissions were paid.  The shares sold in the financing represented approximately 3% of our outstanding common stock prior to the sale. We relied on an exemption from registration under Regulation D and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the shares, which were offered solely to a limited number of non-affiliated accredited investors (as defined in Rule 501(a) of the Securities Act) and transfer of the shares is restricted by the Company in accordance with the requirements of the Securities Act.  After expenses, the net proceeds of the offering to us were $2.367 million, to be used for working capital.

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

In January 2011, we granted an aggregate of 39,900 shares of restricted stock to three of our directors, and a ten year option to purchase up to 20,000 shares of common stock at an exercise price of $2.13 per share, to one of our directors.  Both the restricted stock and the options granted to our directors vest after one year.  The 39,900 shares of restricted stock were valued at $82,200, or $2.06 per share (based on the prevailing market price of our common stock on the date of grant), while the stock options were valued at $28,900 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 81.15%, and a risk free interest rate of 2.14%).  Both the restricted stock and stock options will be expensed over the vesting period of one year, and were issued pursuant to the 2002 Non-Qualified Stock Option Plan.

Also during the Second Quarter, we received $32,000 from the exercise of employee stock options to purchase 40,000 shares of our common stock; received an aggregate of $37,100 from the exercise of options to purchase 70,000 shares of our common stock by two of our directors; and recorded $248,200 of expense for options issued to employees, officers, directors, and consultants. In addition, during the Second Quarter, our company secretary and two of our directors elected to net exercise an aggregate of 290,000 options, which resulted in the issuance of 220,304 shares of our common stock.  As these stock options were net exercised, as permitted under the applicable option plans, we did not receive any cash.

At January 31, 2011, we had outstanding warrants to purchase 1,766,298 shares of our common stock, with exercise prices ranging from $2.06 to $8.60.  These warrants expire at various times between March 2011 and March 2015.

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

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award.  The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted subsequent to July 31, 2006 is based on the grant date fair value estimated using the Black-Scholes Option Pricing Model.  The following assumptions were used to calculate the fair value of share based compensation for the six month periods ended January 31, 2011 and 2010:

	For the six month periods ended January 31,
	2011	2010
Expected price volatility	81.15% - 82.18%	99.8% - 158.1%
Risk-free interest rate	1.80% - 2.14%	0.42% - 2.20%
Expected rate of forfeiture	0.0%	0.0%
Expected dividend yield	0.0%	0.0%
Weighted average expected term	4.93 years	2.98 years

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

Stock-based compensation expense recognized in our consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures.  Authoritative guidance requires forfeitures to be estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Historically, we have not had significant forfeitures of stock options granted to employees and directors.  A significant number of our historical stock option grants were fully vested at issuance or were issued with short vesting provisions.  Therefore, we have estimated the forfeiture rate of our outstanding stock options as zero, but will continually evaluate our historical data as a basis for determining expected forfeitures.

The following table sets forth the share-based compensation expense recorded in our consolidated statements of operations for the three and six month periods ended January 31, 2011 and 2010 resulting from share-based compensation awarded to our employees, directors and third party service providers:

	Three Months Ended January 31, 2011	Three Months Ended January 31, 2010
Share-based compensation for employees and directors:
Selling expense	$30,400	$12,300
General and administrative expenses	226,500	348,800
Research and development	38,000	15,400
Total share-based compensation for employees and directors	294,900	376,500

Share-based compensation for third party service providers:
Selling expense	$(3,200)	$500
General and administrative expenses	-	18,100
Research and development	5,500	3,600
Total share-based compensation for third party service providers	2,300	22,200

Total share-based compensation expense	$297,200	$398,700

	Six Months Ended January 31, 2011	Six Months Ended January 31, 2010
Share-based compensation for employees and directors:
Selling expense	$59,900	$32,000
General and administrative expenses	443,100	544,300
Research and development	74,800	40,200
Total share-based compensation for employees and directors	577,800	616,500

Share-based compensation for third party service providers:
Selling expense	$34,400	$11,000
General and administrative expenses	(4,500)	20,900
Research and development	(2,800)	7,700
Total share-based compensation for third party service providers	27,100	39,600

Total share-based compensation expense	$604,900	$656,100

A summary of stock option activity is as follows:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($000’s)
Balance at July 31, 2010	5,736,050	$2.12	$4,628
Granted	110,000	$2.38
Exercised	(225,000)	$0.56
Forfeited / Cancelled	(39,500)	$4.17
Balance at October 31, 2010	5,581,550	$2.17	$3,391
Granted	20,000	$2.13
Exercised	(400,000)	$0.56
Forfeited / Cancelled	(566,300)	$1.33
Balance at January 31, 20111	4,635,250	$2.41	$913

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$1.45 to $2.50	3,332,050	1.49	$1.82	2,586,126	0.81	$1.69
$3.00 to $5.75	1,303,200	5.36	$3.94	675,000	1.72	$4.59
	4,635,250	2.58	$2.41	3,261,126	1.00	$2.29

Cash received from options and warrants exercised in the Second Quarter and the three month period ended January 31, 2010 was $69,100 and $85,000, respectively. The intrinsic value of all stock options exercised during the Second Quarter and the three month period ended January 31, 2010 was $673,300 and $612,000, respectively, and the weighted-average grant date fair value of stock options granted during the Second Quarter and the three month period ended January 31, 2010 was $1.45 and $1.32, respectively.

Cash received from options and warrants exercised in the six month periods ended January 31, 2011 and 2010 was $454,200 and $85,000, respectively. The intrinsic value of all stock options exercised during the six month periods ended January 31, 2011 and 2010 was $1,073,900 and $612,000, respectively, and the weighted-average grant date fair value of stock options granted during the six month periods ended January 31, 2011 and 2010 was $1.26 and $1.20, respectively.

As of January 31, 2011, there was $2,626,000 of unrecognized non-cash compensation cost related to unvested options, which will be recognized over a weighted average period of 2.66 years.

A summary of restricted stock activity is as follows:

Number of Shares
Unvested at July 31, 2010	61,200
Granted	-
Exercised	-
Forfeited / Cancelled	-
Unvested at October 31, 2010	61,200
Granted	39,900
Exercised	-
Forfeited / Cancelled	-
Unvested at January 31, 2011	101,100

During the Second Quarter and the three month period ended January 31, 2010, we recognized stock based compensation expense for restricted stock of $49,100 and $38,100, respectively. During the six month periods ended January 31, 2011 and 2010, we recognized stock based compensation expense for restricted stock of $91,900 and $65,600, respectively. As of January 31, 2011, there was $129,400 of unrecognized non-cash compensation cost related to unvested restricted shares, which will be recognized over a period of 0.54 years.

Note 7.   Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method.  Inventories at January 31, 2011 and July 31, 2010 consisted of:

	January 31, 2011	July 31, 2010
Raw Materials	$526,300	$448,300
Work in Progress	-	-
Finished Goods	365,800	304,100
	$892,100	$752,400

Included in our inventory of finished goods as of July 31, 2010 was approximately 3,700 gallons of SDC concentrate out of 12,000 gallons that we purchased in prior periods from an unrelated third party in a lien sale, for $27,500.  None of the product purchased in the lien sale remained in inventory at January 31, 2011.

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

Also in Fiscal 2010, IV-7 was launched direct to consumers via a direct sales channel, by a newly formed company called IV-7 Direct, an affiliate of Richmont.  PURE Bioscience does not have an equity interest in either IV-7 Direct or Richmont.  Under this arrangement, we sell finished products at contracted unit prices to Richmont, and we also expect to receive additional revenues based on IV-7 Direct’s sales, which are made through a network of independent sales associates using a multi-level sales model.

In October 2010, Richmont established distribution of SDC-based products in the Middle East region.  Richmont is initially purchasing IV-7 products for resale into the Middle East, where the IV-7 water treatment and disinfection products have been registered by the United Arab Emirates-Dubai Municipality.  Richmont is focusing first on distribution of IV-7 Water Treatment™.  We made the first shipments of IV-7 Water Treatment™, a concentrated product, during the First Quarter, and recorded deferred revenue of $344,900 on our consolidated balance sheets at October 31, 2010, as collection was not reasonably assured at the time of shipment.  In the Second Quarter we collected $23,800 of the amount owed and recorded that amount as product revenue.  The remaining balance of deferred revenue as reported on our consolidated balance sheets at January 31, 2011, was $322,100.

During the Second Quarter, 93% of product sales were made to three customers; and 100% of product revenue was derived from sales made to U.S. domestic customers.  We categorize revenue between U.S. domestic and international based on the country of domicile of our customer.

During the Second Quarter, 50% of our revenue was derived from bulk ready to use disinfectant or finished packaged products containing our ready to use disinfectant, and 50% of our product sales were of SDC concentrate.  During the same period of the prior fiscal year, 32% of our product sales were of bulk ready to use disinfectant or finished packaged products containing our ready to use disinfectant, and 68% of our product sales were of SDC concentrate.

During the Six Months, 90% of product sales were made to three customers; and 100% of product revenue for the Six Months was derived from sales made to U.S. domestic customers.  64% of our product revenue was derived from bulk ready to use disinfectant or finished packaged products containing our ready to use disinfectant, and 36% of our product sales were of SDC concentrate.  Our deferred revenue as reported on our consolidated balance sheets at January 31, 2011 was derived from concentrate sales.

During the same period of the prior fiscal year, 59% of our product sales were of bulk ready to use disinfectant or finished packaged products containing our ready to use disinfectant, and 41% of our product sales were of SDC concentrate.

All of our tangible assets are located in the United States.

Note 9.  Subsequent Events

In March 2011, we received $82,500 from the exercise by one of our directors of an option to acquire 50,000 shares of unregistered common stock, at an exercise price of $1.65

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to: our limited operating history; our ability to achieve or maintain profitability; our history of losses; our future capital needs; the dilution our shareholders may experience as a result of the issuance of our equity securities; our ability to manage growth; the rapidly changing technologies and market demands related to our products; the failure of our products to achieve or maintain broad acceptance; our failure to successfully compete; our dependence on a single core technology; our reliance on third parties; our lack of product distribution experience; fluctuations in our financial results; our exposure to pricing and supply issues; our failure to comply with government regulation; the loss of a key member of our management team; our ability to recruit additional key employees; our failure to protect our intellectual property; our exposure to intellectual property and product liability claims; changes in government policies; adverse changes in our ability to manufacture our products; volatility in the trading price of our common stock; our failure to maintain our NASDAQ listing; our inability to utilize our tax net operating loss carry-forwards; our failure to pay dividends; certain changes impacting our shareholders as a result of our planned reincorporation in the state of Delaware and other risks identified in Part II, Item 1A of this Quarterly Report on Form 10-Q.

The financial statements presented herein, and discussed below, have been prepared in accordance with U.S. Generally Accepted Accounting Principles.

Overview

PURE Bioscience (sometimes referred to herein as the “Company,” “we”, “us” or “our”) was incorporated in the state of California on August 24, 1992 as Innovative Medical Services.  In September 2003, we changed our name from Innovative Medical Services to PURE Bioscience.  We began as a provider of pharmaceutical water purification products for the pharmacy market; however we divested all assets associated with this business in the sale, in May 2005, of our Water Treatment Division.  In 2000, we commenced investments in the development of novel bioscience technologies, and subsequent to May 2005 we have been exclusively focused on the development and commercialization of our current and future bioscience products. Promptly following the filing of this Quarterly Report on Form 10-Q, we expect to complete the reincorporation of our Company from the state of California to the state of Delaware, which was approved by our shareholders on February 20, 2011.

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

Sources of Revenue

Our principal sources of revenue are comprised of sales of SDC concentrate as well as both bulk and individually bottled SDC-based hard surface disinfectants and disinfectant/food contact surface sanitizers.  We sell SDC in a variety of concentrations and formulations to certain partners and distributors who in turn (i) resell the concentrate as an active ingredient or preservative in other companies’ products; (ii) blend the product into hard surface disinfectant products for sale to retail, commercial and institutional customers; and/or (iii) develop novel formulations under a license granted by us. In addition, we sell both bulk and individually bottled hard surface disinfectant products, both directly and through distributors, to retail, commercial and institutional customers.  Our sales to date have been limited, and SDC products have not yet been widely accepted into the marketplace, and may never be accepted.

In prior years, customers purchasing our U.S. Environmental Protection Agency (“EPA”) registered disinfectants were primarily distributors who sell such products under their own labels as a sub-registrant of our EPA master label, however in Fiscal 2010 we commenced selling our EPA-registered hard surface disinfectant under our own label, IV-7 Ultimate Germ Defense™ (“IV-7”) through an agreement with a Dallas-based sales and marketing organization, Richmont Sciences, LLC (“Richmont”), to U.S. and international commercial customers and distributors.  Under this agreement with Richmont, we recognize revenues for products sold to third parties, and pay marketing fees to Richmont based upon those revenues.  We recognized revenue from the first sales of IV-7 under this agreement during the three month period ended January 31, 2010.

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

In October 2010, Richmont established distribution of SDC-based products in the Middle East region.  Richmont is initially purchasing IV-7 products from us for resale [in the United States] and in the Middle East, where the IV-7 Water Treatment™ and disinfectant products have been registered with the United Arab Emirates-Dubai Municipality.  Richmont is initially focusing on distribution of IV-7 Water Treatment™, a concentrated product.  In December 2010, we announced that High Scope Trading LLC (“High Scope”) of Dubai had contractually committed to Richmont more than $144 million in orders for SDC-based products over a ten year period in exchange for exclusive distribution of such products in the Middle East.  However, similar to other agreements that we or Richmont have with other parties we are working with to establish our novel technology, these minimums are not guaranteed and the remedy for High Scope’s failure to perform is limited to their loss of exclusivity, meaning that some or all of High Scope’s contractual commitments may not be met and investors should not assume these payments will be received.  We made the first shipments of IV-7 Water Treatment™ to Richmont during the three month period ended October 31, 2010 (the “First Quarter”), and recorded deferred revenue of $344,900 on our consolidated balance sheets at October 31, 2010, as collection was not reasonably assured at the time of shipment.  During the three month period ended January 31, 2011 (the “Second Quarter”), we collected $23,800 of the amount owed and recorded that amount as product revenue.  The remaining balance of deferred revenue, as reported on our consolidated balance sheets at January 31, 2011, was $322,100.

During Fiscal 2010 and in prior years, we sold SDC concentrate to BASF under an agreement whereby BASF resold the concentrate under its own brand names within the global personal care, household and institutional markets.  We have terminated our agreement with BASF and are currently selling directly to BASF customers while evaluating alternatives for distribution in these markets.  We believe we can secure better positioning for SDC with companies that do not carry proprietary competing products.

In July 2008, we entered into a development and licensing agreement for SDC-based products for human use with FTA Bioscience, LLC.  Under our agreement with FTA, we may earn payments based on FTA’s achievement of certain milestones.  Such milestone payments, if any, are recognized as revenue from license agreements in our consolidated statements of operations as they are earned.

Our revenues have historically fluctuated from period to period.  In future periods, we expect our revenues to continue to fluctuate, however we are not currently able to accurately predict such revenues.  Our IV-7 brand hard surface disinfectant products have recently launched, and the prospects for sales of products such as our sanitizer for surfaces touched by food, our IV-7 Water Treatment™, and products sold by our distributors and strategic partners are uncertain, and may be dependent on approvals from U.S. or overseas regulatory agencies, which we may not obtain.

Cost of Revenues and Operating Expenses

Costs of Revenue.   Costs of product revenue includes direct and indirect costs to manufacture products, including materials consumed, manufacturing overheads, shipping costs, salaries, benefits, and related expenses of our operations; and, during Fiscal 2010, costs incurred to have products bottled and labeled by a third party.  In addition, included in our inventory of finished goods as of July 31, 2010 were approximately 3,700 gallons of SDC concentrate that we purchased from an unrelated third party in a lien sale. None of the product purchased in the lien sale remained in inventory at January 31, 2011 (see Note 7 to our consolidated financial statements for further information regarding this transaction).

Gross profit on product sales represents net revenue less the costs of revenue. Our gross profit percentage is highly dependent on pricing, contractual agreements, product mix, customer mix, and other factors.  We do not believe that historical gross profit margins on product sales are a reliable indicator of future gross profit margins.

Selling and Marketing.   Selling and marketing expenses consist primarily of salaries and benefits, and amounts paid to third party providers for marketing, sales, public relations and advertising, along with promotional and trade show costs and travel expenses. Sales and marketing expenses also include share-based compensation allocable to employees and third party advisors performing services related to sales and marketing.  Under our agreement with Richmont, we pay marketing fees to Richmont and record such fees as selling expense in our consolidated statements of operations.

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

Prior to August 1, 2006, we were not required to record compensation cost in our consolidated financial statements for stock options issued to employees or directors.  Subsequently, the estimated grant date fair value of such awards is expensed over the applicable service period of the award, which is generally the vesting period.  We do not have any stock option awards with market or performance conditions.

The fair value of stock options granted to non-employees is expensed over the applicable service period. Such options are revalued quarterly until fully vested.

Results of Operations for the Three Months Ended January 31, 2011 vs. Three Months Ended January 31, 2010

Revenue and Gross Margin

For the Second Quarter, product revenues of $58,400 declined by $238,600, compared with product revenues of $327,000 in the same period of the prior fiscal year.

Our most significant customers in the prior fiscal year were Harmony Bioscience, our Asian distributor, and BASF.  Harmony Bioscience has not yet ordered product in the year ending July 31, 2011 (“Fiscal 2011”) while they await regulatory approvals.  During Fiscal 2010 and in prior years, we sold SDC concentrate to BASF under an agreement whereby BASF resold the concentrate under its own brand names within the global personal care, household and institutional markets.  We have terminated our agreement with BASF and are currently selling directly to BASF customers while evaluating alternatives for distribution in these markets.  We believe we can secure better positioning for SDC with companies that do not carry proprietary competing products.

In prior years, customers purchasing our EPA-registered disinfectants were primarily distributors who sell such products under their own labels as a sub-registrant of our EPA master label.  In Fiscal 2010 we commenced selling our EPA-registered hard surface disinfectant under our own label, IV-7 Ultimate Germ Defense™ (“IV-7”) through our agreement with Richmont to U.S. commercial distributors and commercial customers.  In November 2011 we commenced selling our EPA-registered disinfectant/food contact surface sanitizer under our label, IV-7 Ultimate Germ Defense for Food Contact Surfaces™ (“IV-7 Food Contact”), through our arrangement with Richmont.  Under this agreement with Richmont, we recognize revenues for products sold to third parties, and pay marketing fees to Richmont based upon those revenues.  Sales to date of IV-7 and IV-7 Food Contact to commercial distributors and commercial customers have been limited, although we expect revenues in future periods may increase as awareness and acceptance of IV-7 Food Contact grows through ours and Richmont’s sales and marketing efforts.

Also in Fiscal 2010, IV-7 was launched direct to consumers via a direct sales channel, by a newly formed company called IV-7 Direct, an affiliate of Richmont.  PURE Bioscience does not have an equity interest in either IV-7 Direct or Richmont.  Under this arrangement, we sell finished products at contracted unit prices to Richmont, and we also expect to receive additional revenues based on IV-7 Direct’s sales, which are made through a network of independent sales associates using a multi-level sales model.  Sales to date via the direct sales channel have been limited.

In October 2010, Richmont established distribution of SDC-based products in the Middle East region.  Richmont is initially purchasing IV-7 products from us for resale into the Middle East, where the IV-7 Water Treatment™ and disinfection products have been registered by the United Arab Emirates-Dubai Municipality.  Richmont is initially focusing on distribution of IV-7 Water Treatment™.  In December 2010, we announced that High Scope had contractually committed to Richmont more than $144 million in orders for SDC-based products over a ten year period in exchange for exclusive distribution in the Middle East.  However, similar to agreements that we or Richmont have with other parties we are working with to establish our novel technology, these minimums are not guaranteed and the remedy for High Scope’s failure to perform is limited to their loss of exclusivity, meaning that some or all of High Scope’s contractual commitments may not be met and investors should not assume these payments will be received. We made the first shipments of IV-7 Water Treatment™ to Richmont during the First Quarter, and recorded deferred revenue of $344,900 on our consolidated balance sheets at October 31, 2010, as collection was not reasonably assured at the time of shipment.  In the Second Quarter, we collected $23,800 of the amount owed and recorded that amount as product revenue.  The remaining balance of deferred revenue as reported on our consolidated balance sheets at January 31, 2011, was $322,100.

During the Second Quarter, 93% of product sales were made to three customers; and all of our product revenue was derived from sales made to U.S. domestic customers.  We categorize revenue between U.S. domestic and international based on the country of domicile of our customer.  Our deferred revenue as reported on our consolidated balance sheets at January 31, 2011 was derived from concentrate sales.

During the three month period ended January 31, 2010, 75% of our product revenue was derived from sales made to U.S. domestic customers, and 25% was derived from sales made to an international distributor in Taiwan, for further distribution and sale by our distributor to several Asian countries.  Also during the three month period ended January 31, 2010, 32% of our product sales were of bulk Axen30 or finished packaged products containing Axen30, our ready to use product, and 68% of our product sales were of bulk SDC concentrate.

Primarily as a result of the mix of products sold and prices, our gross margin percentage improved from 65% in the three months ended January 31, 2010, to 74% in the Second Quarter.  Due to the limited volume of sales in each period, historical margins should not be used as a predictor of future margins.  Gross profit on product sales for the Second Quarter was $43,200, compared with comparable gross profit of $214,100 in the same period of the prior fiscal year.

In the Second Quarter we recognized $10,000 as revenue from license agreements in our consolidated statements of operations in connection with the issuance of a license to the SDC technology.  There were no revenues from license agreements in the three month period ended January 31, 2010.

Operating Costs

Operating costs increased by $449,400, or 21%, from $2,099,000 in the three month period ended January 31, 2010, to $2,548,400 in the Second Quarter.

Selling expense increased by $108,700, or 48%, in the Second Quarter compared with the same period in the prior fiscal year.  The increase is primarily due to fees and non-cash stock option expense for business development consultants, trade show exhibition costs, and executive bonuses allocated to selling expense.  Total operating costs for the Second Quarter include $194,000 paid for bonuses to our executive officers, whereas no such bonuses were paid in the same period of the prior fiscal year.  A proportion of these bonuses are allocated to each of selling expense, general and administrative expense, and research and development expense.

General and administrative expense increased by $119,300, or 8%, from $1,420,300 in the three month period ended January 31, 2010, to $1,539,600 in the Second Quarter.  The increase is primarily due to increased payroll expense, executive bonuses allocated to general and administrative expense, and increased legal fees.  These increases were partially offset by a reduction in non-cash stock option expense.

Research and development costs during the Second Quarter of $673,200, which include in-house costs, patent amortization, outside legal costs for maintaining issued patents, and product registration expenditures, increased by $221,400, or 49%, compared with the comparable prior fiscal year period.  This increase is primarily due to increased salary and related costs, third party testing expense, product registration costs related to the state registrations for IV-7 Ultimate Germ Defense for Food Contact Surfaces™, and executive bonuses allocated to research and development expense.  We do not currently expect our research and development expense to grow significantly in future periods; however, if opportunities arise, particularly in the development and testing of new formulations, we will evaluate the need for additional research expenditures based on potential market sizes and our estimation of the likelihood of our technology achieving successful results.

Our loss from operations increased by $610,300, from a loss of $1,884,900 for the three months ended January 31, 2010 to a loss of $2,495,200 for the Second Quarter.

Other Income

Other income in the Second Quarter declined year over year by $97,500, due mainly to the receipt in the three month period ended January 31, 2010 of $110,000 from a legal settlement.

Net Loss

Our net loss after income taxes increased by $713,400, from a net loss of $1,766,200, or $0.05 per share, for the three months ended January 31, 2010 to a net loss of $2,479,600, or $0.07 per share, for the Second Quarter.

Results of Operations for the Six Months Ended January 31, 2011 vs. Six Months Ended January 31, 2010

Revenue and Gross Margin

For the six month period ended January 31, 2011 (the “Six Months”), product revenues of $81,500 declined by $467,400 compared with comparable revenues of $548,900 in the same period of the prior year.

During the Six Months, 90% of our product sales were made to three customers, and all of our revenue was derived from sales made to U.S. domestic customers.  Also during the Six Months, 64% of our product revenue was derived from bulk ready to use disinfectant or finished packaged products containing our ready to use disinfectant, and 36% of our product sales were of SDC concentrate.  In the same period of the prior fiscal year, 58% of our product revenue was derived from sales made to U.S. domestic customers, and 42% of our product revenue was derived from sales made to an international distributor in Taiwan, for further distribution and sale by our distributor to several Asian countries.  Also in the same period of the prior fiscal year, 59% of our product sales were of bulk Axen30 or finished packaged products containing Axen30, and 41% of our product sales were of bulk SDC concentrate.

Primarily as a result of the mix of products sold and prices, our gross margin percentage improved from 65% in the six months ended January 31, 2010, to 69% in the Six Months.  Due to the limited volume of sales in each period, historical margins should not be used as a predictor of future margins.  Gross profit on product sales for the Six Months was $56,400, compared with gross profit on product sales of $355,800 in the same period of the prior fiscal year.

In the Six Months we recognized $10,000 as revenue from license agreements in our consolidated statements of operations in connection with the issuance of a license to the SDC technology.  There were no revenues from license agreements in the six month period ended January 31, 2010.

Operating Costs

Operating costs increased by $623,300, or 16%, from $3,961,400 in the six month period ended January 31, 2010, to $4,584,700 in the Six Months.  Within these aggregate operating costs, selling expense increased by $191,300 in the Six Months compared with the same period in the prior fiscal year, primarily due to fees and non-cash stock option expense for business development consultants, trade show exhibition costs, and executive bonuses allocated to selling expense.

General and administrative expense increased by $166,900, from $2,604,900 in the six month period ended January 31, 2010, to $2,771,800 in the Six Months, primarily due to increased payroll, legal fees, executive bonuses allocated to general and administrative expense, and travel expenses; partially offset by reduced non-cash stock option expense.

Research and development costs during the Six Months of $1,174,900, including in-house costs, patent amortization, outside legal costs for maintaining issued patents, and product registration expenditures, increased by $265,200, or 29%, compared with the comparable prior year period.  This increase is primarily due to increased salary and related costs, product registration costs, and executive bonuses allocated to research and development expense.  We do not currently expect our research and development expense to grow significantly in future periods; however, if opportunities arise, particularly in the development and testing of new formulations, we will evaluate the need for additional research expenditures based on potential market sizes and our estimation of the likelihood of our technology achieving successful results.

Our loss from operations increased by $912,800, from a loss of $3,605,500 for the six months ended January 31, 2010 to a loss of $4,518,300 for the Six Months.

Other Income

Other income declined year over year by $97,500, due mainly to the receipt in the three month period ended January 31, 2010 of $110,000 from a legal settlement.

Net Loss

Our net loss after income taxes increased by $1,023,200, from a net loss of $3,477,400, or $0.10 per share, for the six months ended January 31, 2010 to a net loss of $4,500,600, or $0.12 per share, for the Six Months.

Liquidity and Capital Resources

Since the sale of our Water Treatment Division in 2005, we have financed our operations primarily through sales of our common stock.

At January 31, 2011, we had cash and cash equivalents of $1,677,800, a decline of $514,800 from July 31, 2010.  Net cash used in operations, and for investments in both intangible and fixed assets, was $3,336,000 in the Six Months, $5,853,500 in Fiscal 2010, and $6,107,400 for the fiscal year ended July 31, 2009 (“Fiscal 2009”).  At January 31, 2011, we had no short-term investments and no long-term debt.  Total current assets at January 31, 2011 were $3,007,300, a decline of $416,400 from July 31, 2010.

Our future capital needs and our future profits, if any, are uncertain, and will depend on many factors including, among others, the acceptance of, and demand for, our products; our success and the success of our partners and distributors in selling our products; our success and the success of our partners in obtaining regulatory approvals to sell our products; the costs of further developing our existing, and developing new, products or technologies; the extent to which we invest in new technology and product development; and the costs associated with the continued operation, and any future growth, of our business.  We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs during the next twelve months.  In addition to anticipated cash inflows from future sales, which are inherently uncertain, we expect that we will need to increase our liquidity and capital resources by one or more measures, which may include raising additional financing through the issuance of equity securities, the issuance of warrants, reducing the exercise price of outstanding warrants; or through other means which could include the issuance of debt or convertible securities, reducing our operating expenses, entering into partnerships, licenses, or other arrangements with third parties, or through other means, any one of which could reduce the value to us, perhaps substantially, of our core technology and its commercial potential.  Such funds may not be available on favorable terms, or at all.  Insufficient funds would result in a material adverse effect on our business and operations and could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or customer requirements, and further may require us to delay, scale back or eliminate some or all of our research and product development programs, license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, or to reduce or cease operations.  If adequate funds are not available when needed, we may be required to significantly modify our business model and operations to reduce spending to a sustainable level. Such modification of our business model and operations could also result in an impairment of assets, which cannot be determined at this time. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing shareholders may experience dilution, and in addition the new equity or debt securities may have rights, preferences and privileges that are superior to those of our existing shareholders.  If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization.  The financial statements contained herein do not include any adjustments relating to recoverability or classification of recorded assets and classification of recorded liabilities

Cash used in operating activities for the Six Months was $3,184,900, as compared to $2,816,300 used in operating activities for the same six month period of the prior fiscal year.

During the Six Months, cash used in investing activities was $151,200, consisting primarily of investments in patents.  At January 31, 2011, the net book value of our capitalized patents was $1,923,000, and the net book value of our property, plant and equipment was $563,700.   In the six month period ended January 31, 2010, cash used in investing activities was $260,900, consisting of investments in patents of $68,200 and purchases of property, plant and equipment of $192,700.

During the Six Months, cash provided by financing activities was $2,821,300.  On October 25, 2010, we consummated a financing whereby we entered into common stock purchase agreements with a total of eleven non-affiliated accredited investors for the sale of 1,080,000 shares of our common stock at a price of $2.20 per share, for a total purchase price of $2.376 million.  We did not pay any placement agent fees associated with the financing and no underwriter discounts or commissions were paid. After legal and other expenses, the net proceeds of the financing to us were $2.367 million.

Also during the Six Months, we received $259,100 from the exercise of warrants to purchase 123,365 shares of our common stock, at an average exercise price of $2.10 per share, and we received $195,100 from the exercise of 335,000 common stock options, at an average exercise price of $0.58 per share.

During the six months ended January 31, 2010, cash provided by financing activities was $2,868,200, $2,783,200 of which was derived from the net proceeds of our September 2009 registered direct offering, and $85,000 of which was provided by proceeds from the exercise of common stock options.

At January 31, 2011, we had total liabilities of $1,173,900, an increase of $574,700 from July 31, 2010.   Included in current liabilities is $322,100 of deferred revenue related to amounts billed for product shipped where payment on agreed terms was not reasonably assured at the time of shipment.  Accounts payable and accrued liabilities also increased from July 31, 2010, by $268,700, due primarily to the timing of accounts payable and accrued salaries and wages.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk at January 31, 2011 is related to our investment portfolio which consists largely of debt instruments and other securities of high quality corporate issuers and the U.S. government and its agencies.  From time to time our investments may be exposed to market risk related to changes in interest rates.  Our current investment policy is to maintain an investment portfolio consisting only of diversified institutional money market mutual funds investing in  A-1 (S&P) or Prime-1 (Moody’s), U.S. Treasury Securities, or United States Government obligations issued by or backed by a federal agency of the United States Government.  We do not enter into investments for trading or speculative purposes, and our cash is deposited in, and invested through, highly rated financial institutions in the United States.  While our available for sale securities are subject to interest rate risk and would fall in value if market interest rates increased, we estimate that the fair value of our investment portfolio would not decline by a material amount in the event of an increase in market interest rates.  We therefore would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer/Principal Accounting Officer, of the effectiveness of the design and operation of all of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of January 31, 2011.

There were no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have a history of losses, and we may not achieve or maintain profitability

We had a loss of $4.5 million after taxes for the six months ended January 31, 2011 (the “Six Months”), a loss of $6.8 million after taxes for the fiscal year ended July 31, 2010 (“Fiscal 2010”), and a loss of $7.1 million after taxes for the fiscal year ended July 31, 2009 (“Fiscal 2009”).  As of January 31, 2011, we had an accumulated deficit of approximately $49.8 million. We expect to continue to have losses in future periods.  If the penetration into the marketplace of SDC and SDC-based products is unsuccessful, revenue growth is slower than anticipated or operating expenses exceed expectations, it may take an unforeseen period of time to achieve or maintain profitability and we may never achieve or maintain profitability.  Slower than anticipated revenue growth could force us to reduce research, testing, development and marketing of our technologies, and/or force us to reduce the size and scope of our operations, to sell or license our technologies to third parties, or to cease operations altogether.

In Fiscal 2010, we commenced selling our EPA-registered hard surface disinfectant under our own label, IV-7 Ultimate Germ Defense™ (“IV-7”) through an alliance with a Dallas-based sales and marketing organization, Richmont Sciences, LLC (“Richmont”), to U.S. and international commercial customers and distributors; and in November 2010 we commenced selling our EPA-registered disinfectant/food contact surface sanitizer,  IV-7 Ultimate Germ Defense for Food Contact Surfaces™, through the same arrangement with Richmont.  In addition, in October 2010 Richmont established distribution of SDC-based products in the Middle East region.  Richmont is initially purchasing IV-7 products for resale into the Middle East, where the IV-7 water treatment and disinfection products have been registered by the United Arab Emirates-Dubai Municipality.  Richmont is focusing first on distribution of IV-7 Water Treatment™.  Under our agreements with Richmont, we pay marketing fees to Richmont based upon amounts billed to third party customers.  While contracting with Richmont partially mitigates our need to make investments in our own sales and marketing organization while and for so long as Richmont is providing effective sales and marketing activities on our behalf, the fees that we pay Richmont are expected to have a significant impact on our operating costs and results of operations.  As a result, we may not achieve or maintain profitability.

The risks associated with our business may be more acute during periods of economic slowdown or recession.  In addition to other consequences, these periods may be accompanied by decreased consumer and institutional spending in general, as well as decreased demand for, or additional downward pricing pressure on, our products.  Accordingly, any prolonged economic slowdown or a lengthy or severe recession with respect to either the U.S. or the global economy is likely to have a material adverse effect on our results of operations, financial condition and business prospects.  As a result, given the current weakness and uncertainties in the U.S. and in certain overseas economies, we expect that our business will continue to be adversely affected for so long as, and to the extent that, such adverse economic conditions and uncertainty exist.

Our future capital needs are uncertain, and we currently expect that we will need additional funds in the future, which may not be available on acceptable terms or at all

Our cash outflows for operating activities and for investments in patents and fixed assets were $3.3 million in the Six Months, $5.9 million in Fiscal 2010, and $6.1 million in Fiscal 2009.  Cash outflows may be greater in future periods.

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

We do not yet have, and we may never have, significant cash inflows from product sales or from other sources of revenue to offset our ongoing and planned investments in corporate infrastructure, research and development projects, regulatory submissions, business development activities, and sales and marketing, among other investments.  Some or all of our ongoing or planned investments may not be successful.  In addition, irrespective of our cash resources, we may be contractually or legally obligated to make certain investments and other payments, which cannot be postponed.

We expect that we will need to increase our liquidity and capital resources in fiscal 2011 by one or more measures, which may include reducing operating expenses, raising additional financing through the issuance of debt, equity, or convertible securities, entering into partnerships, licenses, or other arrangements with third parties, reducing the exercise price of outstanding warrants, or through other means, any one of which could reduce the value to us, perhaps substantially, of our technology and its commercial potential.  There is no guarantee that we would be able to obtain capital on terms acceptable to us, or at all. Insufficient funds would result in a material adverse effect on our business and operations and could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or customer requirements, and further may require us to delay, scale back or eliminate some or all of our research and product development programs, license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, or to reduce or cease operations.  If adequate funds are not available when needed, we may be required to significantly modify our business model or cease operations altogether.  Modification of our business model and operations could result in an impairment of assets, which cannot be determined at this time. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing shareholders may experience dilution, and in addition the new equity or debt securities may have rights, preferences and privileges that are superior to those of our existing shareholders.  If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization.

If outstanding options and warrants to purchase shares of our common stock are exercised, or if other shares of our common stock or preferred stock are issued, the interests of our shareholders could be diluted

In addition to 37,296,986 shares of common stock issued and outstanding, we currently have 6,351,548 shares reserved for issuance under equity compensation plans, vested and unvested options, and warrants, with a weighted-average exercise price of approximately $2.86; and 101,100 shares of unvested restricted stock; a total of 6,452,648 shares reserved for issuance.  The exercise of options and warrants, and the sale of shares underlying such options or warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares.  Investors may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under our stock option plans, and options and warrants that may be granted or issued in the future.

The future issuance of common stock or preferred stock may, among other things, decrease existing shareholders’ percentage equity ownership and, depending on the price at which they are issued, could be dilutive to the voting rights of existing shareholders and have a negative effect on the market price of the common stock.

On February 20, 2011, our shareholders approved a proposal that would result in a change in our state of incorporation from California to Delaware (the “Reincorporation”) and which includes, among other items, an increase in our authorized common stock from 50,000,000 shares to 100,000,000 shares.  We intend to complete the Reincorporation promptly following the filing of this Quarterly Report on Form 10-Q.

Of our existing 50,000,000 shares of common stock authorized under our California Articles of Incorporation, 6,250,366 remain available for issuance at March 15, 2011.  After the Reincorporation, an additional 50,000,000 shares of common stock will be available for issuance.  We review and evaluate potential capital raising activities, transactions and other corporate actions on an ongoing basis to determine if such actions would be in the best interests of the Company and our shareholders.  As is true for shares presently authorized but unissued, the future issuance of authorized common stock may, among other things, decrease existing shareholders’ percentage equity ownership and, depending on the price at which such common stock is issued, could be dilutive to the rights, preferences and privileges of existing shareholders and have a negative effect on the market price of our common stock.

In addition to capital raising activities, other possible business and financial uses for our authorized common stock include, without limitation, future stock splits, acquiring other companies, businesses or products in exchange for shares of common stock, attracting and retaining employees by the issuance of additional securities under our various equity compensation plans, or other transactions and corporate purposes that our Board of Directors deems are in the Company’s best interest.  Additionally, shares of common stock could be used for anti-takeover purposes or to delay or prevent changes in control or management of the Company. For example, without further shareholder approval, the Board could sell shares of common stock in a private transaction to purchasers who would oppose a takeover or favor our current Board. Although the increase in authorized shares has been prompted by business and financial considerations and not by the threat of any known or threatened hostile takeover attempt, the effect of the increase in authorized shares could facilitate future attempts by the Company to oppose changes in control of the Company and perpetuate our management, including transactions in which the shareholders might otherwise receive a premium for their shares over then current market prices. We cannot provide assurances that any issuances of common stock will be consummated on favorable terms or at all, that they will enhance shareholder value, or that they will not adversely affect our business or the trading price of our common stock.

Under either our existing California Articles of Incorporation or subsequent to the Reincorporation, the Board could also issue 5,000,000 shares of preferred stock on terms determined by the Board.  If any common or preferred stock is issued, the interests of holders of our common stock could be diluted, and shares of preferred stock could be issued in a financing in which investors purchase preferred stock with rights, preferences and privileges that may be superior to those of the common stock, and the market price of our common stock could decline.

If our efforts to achieve or maintain market acceptance of our core SDC technology are not successful, we are unlikely to attain profitability

For the past several years, we have invested all of our time and financial resources in the development and commercialization of our SDC technology.  We expect that sales of SDC concentrate and SDC-based products will constitute all of our revenues for the foreseeable future.  As a result, our success is highly dependent on a single technology.  Any material decrease in the expected sales of SDC concentrate and SDC-based products, whether as a result of competition, customer demand, government regulatory action, or any other factor, would have a materially adverse effect on our business, financial condition and results of operations.

We and our partners are marketing SDC and SDC-based products to industrial and consumer markets.  Our sales to date have been limited, and SDC products have not yet been accepted into the marketplace, and may never be accepted.  In addition, even if our products achieve market acceptance, we may not be able to maintain product sales or other forms of revenue over time if new products or technologies are introduced that are more favorably received than our products, are more cost-effective or otherwise render our products less attractive or obsolete.  Other risks involved in introducing these new products include, but are not limited to, liability for product effectiveness and safety, and competition from existing or emerging sources.

Our ability to generate increased revenue depends in part upon the ability and willingness of our current and potential strategic partners to increase awareness of our technology and its applications to their customers, and to provide implementation services.

During the three months ended April 30, 2010, we commenced selling SDC products, including our EPA-registered hard surface disinfectant, under our own label, IV-7 Ultimate Germ Defense™ (“IV-7”) through an alliance with Richmont Sciences; and in November 2010 we commenced selling our EPA-registered disinfectant/food contact surface sanitizer, IV-7 Ultimate Germ Defense for Food Contact Surfaces™, through the same arrangement with Richmont.  In addition, in October 2010 Richmont established distribution of SDC-based products in the Middle East region.  Revenues to date through this alliance with Richmont have not been significant, and if Richmont or our other strategic partners fail to generate sales of, or increase awareness of, our products or technology for any reason, or to assist us in getting access to decision-makers, such failure would have a materially adverse effect on our business, financial condition and results of operations.

We are subject to intense competition

Our SDC-based products compete in highly competitive markets dominated by prominent chemical and pharmaceutical companies. Many of our competitors have significantly greater financial resources than we do in multiple areas that include sales, marketing, branding, product development and research.  Many of our competitors already have well established brands and distribution capabilities, and in some cases are able to leverage the sale of other products with more favorable terms for products competing with our own.  Competition by existing or potential chemical and pharmaceutical manufacturers and distributors could substantially limit or eliminate our potential market share and ability to profit from our products and technologies.  Our ability to compete will depend upon our ability, and the ability of our distributors and other partners, to develop brand recognition and novel distribution methods, and to displace existing, established and future products in our relevant target markets.  We, or our distributors and partners, may not be successful and/or diligent in doing so, which would have a materially adverse effect on our business, financial condition and results of operations.

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

In years prior to the current fiscal year, we sold SDC concentrate to BASF under an agreement whereby BASF resold the concentrate under its own brand names within the global personal care, household and institutional markets.  During the Six Months, we terminated this agreement, and we are currently evaluating alternatives for distribution in these markets.  We may not be successful in finding such alternatives on terms and/or on a timeline that is acceptable to us.

None of our existing agreements contain provisions that guarantee us any minimum revenues.  In December 2010, we announced that High Scope Trading LLC (“High Scope”) of Dubai had contractually committed to Richmont more than $144 million in orders for SDC-based products over a ten year period in exchange for exclusive distribution in the Middle East.  However, similar to agreements that we or Richmont have with other parties we are working with to establish our novel technology, these minimums are not guaranteed and the remedy for High Scope’s failure to perform is limited to their loss of exclusivity, meaning that some or all of High Scope’s contractual commitments may not be met and investors should not assume these payments will be received.  The first order under this arrangement was shipped in October 2010, however we recorded the sale as deferred revenue as collection was not reasonably assured at the time of shipment.  As of March 15, 2011, $322,100 related to this sale remains uncollected.  We cannot assure you that it will ever be collected, in whole or in part.

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

If we are unable to successfully develop or commercialize new applications of our SDC technology, our operating results will suffer

In addition to its use on inanimate surfaces, we believe that our SDC technology also shows promise as a broad-spectrum antimicrobial for use in human and veterinary healthcare products.  We or our partners plan to pursue additional EPA, FDA and other required regulatory approvals for other applications. We have entered into agreements with FTA Bioscience, LLC (“FTA”) for the development and commercialization of certain FDA regulated SDC-based products.  However, we do not exercise any control over FTA.  FTA’s resources are limited and progress to date on all indications has been slow.  Any products developed may never achieve regulatory approval or be commercialized.  If indications are commercialized, we may not receive a share of future revenues that provides an adequate return on our historical or future investment.

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

•	we may not increase our sales to our existing customers and/or expand our customer base;

•	we may not succeed in materially penetrating markets and applications for our SDC technology;

•	we or our partners and/or distributors may not establish or maintain effective marketing programs and create product awareness or brand identity;

•	our partners’ and/or distributors’ goals and objectives may not be consistent with our own;

•	we may not attract and retain key business development, technical and management personnel;

•	we may not maintain existing, or obtain new, regulatory approvals for our technology and products;

•	we may not succeed in locating strategic partners and licensees of our technology;

•	we may not effectively manage our anticipated growth, if any; and

•	we may not be able to adequately protect our intellectual property.

In addition, because of our limited operating history and the early stage of market development for our SDC technology, we have limited insight into trends that may emerge and affect our business.  Forecasting future revenues is difficult, especially because our technology is novel, and market acceptance of our products could change rapidly.  In addition, our customers and potential customers in the foreseeable future are highly concentrated.  Fluctuations in the buying patterns of our current or potential customers could significantly affect the level of our sales on a period to period basis.  As a result, our financial results could fluctuate to an extent that may adversely affect our stock price.  There are a number of other factors that could cause our financial results to fluctuate unexpectedly, including product sales, the mix of product sales, the cost of product sales, our ability for any reason to be able to meet demand, the achievement and timing of research and development and regulatory milestones, changes in expenses, including non-cash expenses such as the fair value of stock options granted, and manufacturing or supply issues, among other issues.

The industries in which we operate are heavily regulated and we may be unable to compete effectively

We are a bioscience company focused on the marketing and continued development of our SDC antimicrobial technology. The risks, regulatory hurdles and costs of doing business in our target markets are high. Government regulation in the U.S. and in other countries is a significant factor in the development, manufacturing and marketing of our products, and in our ongoing research and development activities. We believe that all products derived from SDC, or products that may be derived from SDC in future periods, require or will require approval by government agencies prior to marketing or sale in the U.S. or in foreign markets.  Complying with applicable government regulations and obtaining necessary approvals can be time consuming and expensive, and there can be no assurance that regulatory review will not involve delays or other actions adversely affecting the marketing and sale of our products.  For example, regulatory review of SDC by the EPA has historically been time consuming and expensive, due in part, we believe, to the novel nature of our technology.  While we cannot accurately predict the outcome of any pending or future regulatory review processes, we expect such processes to remain time consuming and expensive as we, or our partners, apply for approval to market new formulations or to make new or additional claims.  We also cannot predict the extent or impact of future legislation or regulation in the U.S. or in foreign markets.

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

Our SDC is a platform technology rather than a single use applied technology. As such, products developed from the platform fall under the jurisdiction of multiple U.S. and international regulatory agencies. We currently have EPA registration for our 2400-parts per million (ppm) technical grade SDC concentrate (trade name Axenohl), as well as for our Axen and Axen30 hard surface disinfectant products.  In addition, in August 2009, the EPA published an amendment to the Federal Register establishing a concentration limit for silver in end use solutions eligible for tolerance exemption, specifically in the form of 50 ppm silver dihydrogen citrate. Concurrently with the amendment, the EPA registered our 50 ppm indirect food contact surface sanitizer product.  We subsequently submitted a registration to the EPA to add the food contact surface sanitizer claims to our previously-registered 30 ppm hard surface disinfectant formula, SDC3A.  The EPA registered the disinfectant/sanitizer formula in April 2010, and we immediately filed a federal sub-registration and subsequent state registrations for the disinfectant/sanitizer product to be sold as IV-7 Ultimate Germ Defense for Food Contact Surfaces™.  In addition to the EPA, each of the 50 United States has its own government agencies that regulate the sale or shipment of our products into their state.  By November 2011, IV-7 Ultimate Germ Defense for Food Contact Surfaces™ was registered in all 50 states,  however there can be no guarantee that a particular state, or any state, will allow the continued sale of any existing SDC-based products, or will allow the sale of any new applications of our products in future periods.

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

We own seven U.S. patents related to our SDC technology.  The lives of our patents are not indefinite, and the value to us of some or all of the patents may be limited by their term.

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

We are dependent on our management team, and the loss of any key member of this team may prevent us from achieving our objectives in a timely manner

Our success depends largely upon the continued services of our executive officers and other key personnel. Pursuant to the employment laws of the State of California, our executive officers and key personnel could terminate their employment with us at any time without notice and without penalty. On March 7, 2011, Andrew Buckland resigned as our Chief Financial Officer to pursue other business opportunities, although Mr. Buckland has continued his affiliation with the Company through the filing of this report on Form 10-Q.

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

The price of our common stock may be volatile, which may cause investment losses for our shareholders

The price and trading volume of our common stock have historically been volatile.  For example, in the twelve months through March 15, 2011, the closing market price of our common stock ranged from $1.61 per share to $3.50 per share, and the monthly trading volume varied from 1.9 million shares to 34.7 million shares.  In the future, the market price of our common stock may continue to be volatile and could fluctuate substantially due to many factors, including:

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

Certain rights and privileges of holders of our common stock may be negatively impacted by the Reincorporation

Delaware law has been criticized by some commentators and institutional shareholders on the grounds that it does not afford minority shareholders the same substantive rights and protections as are available in a number of other states, including California.  For example, the Reincorporation of the Company in Delaware, which is expected to occur promptly following the filing of this Quarterly Report on Form 10-Q, may make it more difficult for minority shareholders to elect directors and influence our policies and our charter documents and Delaware law may deter potential acquirers of our business and may thus depress our stock price.

Following the Reincorporation, our certificate of incorporation and our bylaws will contain provisions that could delay or prevent a change of control of our company that our stockholders might consider favorable. In addition, we will be governed by the provisions of Section 203 of the Delaware General Corporation Law, which may discourage, delay or prevent certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our charter documents following the Reincorporation may make it more difficult for stockholders or potential acquirers to initiate actions that are opposed by the then-current board of directors, including delaying or impeding a merger, tender offer, or proxy contest or other change of control transaction involving our company. Any delay or prevention of a change of control transaction could cause stockholders to lose a substantial premium over the then current market price of their shares.

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
Michael L. Krall President / Chief Executive Officer (Principal Executive Officer) March 17, 2011

By:	/s/ Andrew J. Buckland
Andrew J. Buckland Chief Financial Officer (Principal Financial Officer) March 17, 2011