Form 10-Q
period 2011-04-30
PURE BIOSCIENCE, INC.
filed 2011-06-13
CIK 1006028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number 0-21019

PURE Bioscience, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0530289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1725 Gillespie Way El Cajon, California	92020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (619) 596-8600

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
Yes ☐ No ☒

As of June 10, 2011, there were 39,749,216 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PURE Bioscience, Inc.

FORM 10-Q

for the Quarterly Period Ended April 30, 2011

TABLE OF CONTENTS

PART 1 — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

Consolidated Balance Sheets as of April 30, 2011 (unaudited) and July 31, 2010
Consolidated Statements of Operations for the three and nine months ended April 30, 2011 and 2010 (unaudited)
Consolidated Statements of Cash Flows for the nine months ended April 30, 2011 and 2010 (unaudited)
Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 4.	(Removed and Reserved)

Item 6.	Exhibits

SIGNATURES

PURE Bioscience, Inc.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	April 30,	July 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$309,637	$2,192,543
Accounts receivable, net of allowance for doubtful accounts
of $353,004 at April 30, 2011 and $0 at July 31, 2010	97,684	332,493
Inventories, net	913,687	752,438
Prepaid expenses	189,700	146,307

Total current assets	1,510,708	3,423,781

Property, plant and equipment, net	494,936	696,974

Patents	1,921,115	1,872,882

Total assets	$3,926,759	$5,993,637

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$916,887	$329,281
Accrued liabilities	213,640	241,498
Deferred revenue	-	10,000
Taxes payable	-	2,400

Total current liabilities	1,130,527	583,179

Deferred Rent	8,972	16,045

Total liabilities	1,139,499	599,224

Stockholders' Equity
Preferred stock, $0.01 par value:
5,000,000 shares authorized, no shares issued	-	-
Common stock, $0.01 par value:
100,000,000 shares authorized
37,296,986 issued and outstanding at April 30, 2011, and
35,488,317 issued and outstanding at July 31, 2010	372,970	354,883
Additional paid-in capital	51,353,761	47,365,389
Warrants:
1,509,100 issued and outstanding at April 30, 2011, and
1,889,663 issued and outstanding at July 31,2010	2,639,315	2,934,600
Accumulated deficit	(51,578,786)	(45,260,459)

Total stockholders' equity	2,787,260	5,394,413

Total liabilities and stockholders' equity	$3,926,759	$5,993,637

The accompanying notes are an integral part of the consolidated financial statements

PURE Bioscience, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
REVENUES FROM PRODUCT SALES

Net revenues	$209,903	$1,112,343	$128,417	$563,491
Cost of sales	61,985	414,843	36,915	221,811

Gross profit	147,918	697,500	91,502	341,680

OTHER REVENUES

Revenue from license agreements	10,000	-	-	-
Cost of other revenue	-	-	-	-
Gross profit	10,000	-	-	-
Total gross profit	157,918	697,500	91,502	341,680

Selling expenses	885,373	731,117	247,345	284,341
General and administrative expenses	3,961,986	3,783,973	1,190,208	1,179,090
Research and development	1,647,417	1,412,140	472,537	502,447

Total operating expenses	6,494,776	5,927,230	1,910,090	1,965,878

Loss from operations	(6,336,858)	(5,229,730)	(1,818,588)	(1,624,198)

Other income
Interest income	6,131	26,797	816	8,623
Other	12,500	115,608	-	5,608

Total other income	18,631	142,405	816	14,231

Net loss before income taxes	(6,318,227)	(5,087,325)	(1,817,772)	(1,609,967)
Income tax provision	(100)	-	-	-

Net loss	$(6,318,327)	$(5,087,325)	$(1,817,772)	$(1,609,967)

Net loss per common share, basic and diluted	$(0.17)	$(0.15)	$(0.05)	$(0.05)

Weighted average common shares used in
computing basic and diluted net loss per common share	36,662,054	34,282,084	37,276,199	34,882,442

The accompanying notes are an integral part of the consolidated financial statements

PURE Bioscience, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended April 31,

	2011	2010

Cash flows from operating activities

Net loss	$(6,318,327)	$(5,087,325)

Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization and depreciation	351,724	349,733
Stock-based compensation	807,418	949,243
Allowance for doubtful accounts	353,004	-
Changes in assets and liabilities:
Accounts receivable	(118,195)	(237,142)
Prepaid expense	(43,393)	(108,240)
Inventories	(161,249)	(75,645)
Deferred rent	(7,073)	(1,753)
Deferred revenue	(10,000)	-
Customer deposits	-	9,400
Accounts payable and accrued liabilities	559,748	177,414
Income tax payable	(2,400)	(2,400)

Net cash used in operating activities	(4,588,743)	(4,026,715)

Cash flows from investing activities

Investment in patents	(186,738)	(88,049)
Purchase of property, plant and equipment	(11,181)	(221,313)
Net cash used in investing activities	(197,919)	(309,362)

Cash flows from financing activities

Net proceeds from the sale of common stock	2,367,089	2,783,233
Proceeds from exercise of stock options and warrants	536,667	623,204

Net cash provided by financing activities	2,903,756	3,406,437

Net decrease in cash and cash equivalents	(1,882,906)	(929,640)

Cash and cash equivalents at beginning of period	2,192,543	4,213,744

Cash and cash equivalents at end of period	$309,637	$3,284,104

Supplemental disclosures of cash flow information
Cash paid for taxes	$2,400	$2,400

The accompanying notes are an integral part of the consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1.  Basis of Presentation

PURE Bioscience, Inc. (sometimes referred to herein as the “Company”, “we”, “us”, or “our”) was originally incorporated in the state of California on August 24, 1992 under the name PURE Bioscience.  The accompanying unaudited financial statements include the consolidated accounts of PURE Bioscience, Inc. and its subsidiary, ETIH2O Corporation, a Nevada corporation.  All inter-company balances and transactions have been eliminated.

On March 24, 2011, Pure Bioscience, a California corporation ("Pure California"), consummated a merger with and into its wholly owned subsidiary, Pure Bioscience, Inc., a Delaware corporation (the "Company"), pursuant to which we reincorporated as a Delaware corporation (the “Reincorporation”).  As a result of the Reincorporation, Pure California has ceased to exist and the Company, as the surviving corporation of the merger, continues to operate the business of Pure California as it existed prior to the Reincorporation. In addition, as a result of the Reincorporation, the Company's authorized capital stock consists of 100,000,000 shares of common stock, $0.01 par value per share, and 5,000,000 shares of preferred stock, $0.01 par value per share. Other than the change in the state of incorporation, the increase in authorized common stock, and the establishment of par values for our capital stock, the Reincorporation did not result in any change in the business, physical location, management, assets, liabilities or net worth of the Company, nor did it result in any change in location of our employees, including our management. The stockholders’ equity section of the accompanying consolidated financial statements has been restated retroactively to give effect to the Reincorporation.  Such reclassification had no effect on the results of operations or the total amount of stockholders’ equity.

The financial statements included herein have been prepared by PURE Bioscience, Inc. without audit, in accordance with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), have been condensed or omitted as allowed by such rules and regulations, however we believe that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows for the periods presented.  The unaudited consolidated financial statements presented herein should be read in conjunction with our audited financial statements for our most recently completed fiscal year ended July 31, 2010 (“Fiscal 2010”) and their accompanying notes, as filed with the SEC in our 10-K on October 28, 2010.

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the statements and accompanying notes, and actual results could differ materially from those estimates.  The results of operations for the three month period ended April 30, 2011 (the “Third Quarter”), and for the nine month period ended April 30, 2011 (the “Nine Months”) are not necessarily indicative of the results of operations for the full year, or any future periods.

Note 2.   Nature of Business and Summary of Significant Accounting Policies

Concentration of Credit Risk

We have not experienced any losses in our cash and cash equivalents and believe we are not exposed to any significant credit risk.  At times, deposits held may exceed the federally insured limits.  Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear low risk.

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

Revenue Recognition

During the periods presented herein, our product revenue was derived from the sale of silver dihydrogen citrate (“SDC”) concentrate, our ready to use disinfectant, and finished packaged products containing SDC.  We recognize revenue from sales of these products under the provisions of the applicable authoritative guidance governing revenue recognition, which is generally when we ship the products free on board from either our facility or from third party packagers, we have transferred title to the goods, the price is fixed or determinable and we have eliminated our risk of loss.  Where payment is not reasonably assured at the time of shipment, we will either decline a purchase order or defer the revenue until payment is assured.  In the three months ended October 31, 2010 (the “First Quarter”), we recorded deferred revenue of $344,900 for a transaction where payment was not reasonably assured at the time of shipment of the product, as discussed further in Note 3 below.

Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in our consolidated balance sheets. We recorded deferred revenue of $10,000 at July 31, 2010 related to an amount that we received from FTA Bioscience, LLC (“FTA”), our development partner for SDC-based products for human use, in connection with a request for us to issue a license for a new indication. Subsequent to our review of pre-clinical data submitted by FTA, we issued a license to FTA and recognized the $10,000 payment as revenue from license agreements in the three months ended January 31, 2011 (the “Second Quarter”).

Cost of Goods Sold

Cost of goods sold for product sales includes direct and indirect costs to manufacture products, including materials consumed, manufacturing overheads, shipping costs, salaries, benefits and related expenses of operations. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Intangible Assets / Long-Lived Assets

Our intangible assets primarily consist of the worldwide patent portfolio of our silver ion technologies.  Outside legal costs and filing fees related to obtaining patents are capitalized as incurred.  The total amounts capitalized for pending patents were $45,300 and $19,900 in the Third Quarter and the three month period ended April 30, 2010, respectively, and $186,700 and $88,000 in the nine month periods ended April 30, 2011 and 2010, respectively.   Patents are stated net of accumulated amortization of $1,569,200 and $1,430,700 at April 30, 2011 and July 31, 2010, respectively. The cumulative cost of acquiring patents is amortized on a straight-line basis over the estimated remaining useful lives of the patents, generally between 17 and 20 years from the date of issuance.  At April 30, 2011, the weighted average remaining amortization period for all patents was approximately 10.0 years.  Amortization expense for the Third Quarter and the three month period ended April 30, 2010 was $47,100 and $44,800, respectively, and for the nine month periods ended April 30, 2011 and 2010 was $138,500 and $133,600, respectively.

For purposes of testing impairment, we group our long-lived assets at the lowest level for which there are identifiable cash flows independent of other asset groups. Currently, there is only one level of aggregation for our intangible assets. We assess the impairment of long-lived assets, consisting of property, plant, equipment and finite-lived intangible assets primarily consisting of the worldwide patent portfolio of our silver ion technologies, whenever events or circumstances indicate that the carrying value may not be recoverable.  Examples of such events or circumstances include:

•	an asset group’s ability to continue to generate income from operations and positive cash flow in future periods;

•	loss of legal ownership or title to an asset;

•	significant changes in our strategic business objectives and utilization of the asset(s); and

•	the impact of significant negative industry or economic trends.

Additionally, on a quarterly basis we review the significant assumptions underlying our impairment assessment to determine that our previous conclusions remain valid.

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

Accounting for Stock-Based Compensation

We utilize the fair value method of accounting for stock-based compensation arrangements. Accordingly, the compensation cost of share-based awards issued in connection with employee and director services is measured at the grant date based on the estimated fair value of the award, and is recognized as expense over the applicable service period.  We do not have, and have not had during the nine month periods ended April 30, 2011 or 2010, any stock option awards with market or performance conditions.

Stock Options to Non-Employees

Charges for stock options granted to non-employees have been determined using the estimated fair value of the stock options issued, based on the Black-Scholes Option Pricing Model.  Such options are revalued quarterly until fully vested, with any change in fair value expensed. During the Third Quarter, we recorded $6,300 in selling expense, and recorded a reduction in research and development expense of $5,000; and during the three month period ended April 30, 2010, we recorded $63,100 in selling expense, $23,600 in general and administrative expense, and $25,600 in research and development expense for stock options granted to non-employees.  During the Nine Months, we recorded $40,700 in selling expense, and recorded a reduction in both general and administrative expense and research and development expense of $4,500 and $7,800, respectively. During the nine month period ended April 30, 2010, we recorded $74,100 in selling expense, $27,800 in general and administrative expense, and $33,300 in research and development expense for stock options granted to non-employees.

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

On April 29, 2011, we entered into a Sales Agreement with C. K. Cooper & Company (“CKCC”), an investment banking firm, under which we may issue and sell shares of our common stock for consideration of up to $7.0 million, from time to time in an at the market equity offering program (the “ATM Program”), with CKCC acting as our agent.  As of June 10, 2011, we have sold 2,391,030, shares of our Common Stock for net proceeds of $2,908,000 pursuant to the ATM Program.  Continued sales of our common stock, if any, under the ATM Program will depend upon market conditions and other factors to be determined by us and may be made in negotiated transactions or transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. While future sales of our common stock are not guaranteed, and there are no firm commitments to receive funding under the ATM Program, based on net proceeds received through the date of this report and the historical trading volumes and market prices of our common stock, we believe we will have sufficient cash resources over the next 12 months as a result of the ATM Program. During the Third Quarter, we incurred $98,200 of fees associated with the ATM Program. These deferred equity financing costs are included in prepaid expenses on our consolidated balance sheets and will be offset against net proceeds from future sales of common stock.  No sales of common stock were made in our ATM Program during the Nine Months.  See Note 9 for information regarding sales of common stock subsequent to April 30, 2011.

We believe that, with our current efforts to raise capital through our ATM Program, we will have sufficient cash resources to satisfy our needs over the next 12 months, however we do not yet have, and we may never have, significant cash inflows from product sales or from other sources of revenue to offset our ongoing and planned investments in corporate infrastructure, research and development projects, regulatory submissions, business development activities, and sales and marketing, among other investments.  Some or all of our ongoing or planned investments may not be successful.  In addition, irrespective of our cash resources, we may be contractually or legally obligated to make certain investments which cannot be postponed.

We expect that we will need to increase our liquidity and capital resources by one or more measures, which may include reducing operating expenses, raising additional financing in future periods through the issuance of debt, equity (whether through our ATM Program or otherwise), or convertible securities, entering into partnerships, licenses, or other arrangements with third parties, reducing the exercise price of outstanding warrants, or through other means, any one of which could reduce the value to us, perhaps substantially, of our technology and its commercial potential.  There is no guarantee that we would be able to obtain capital on terms acceptable to us, or at all. Insufficient funds would result in a material adverse effect on our business and operations and could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or customer requirements, and further may require us to delay, scale back or eliminate some or all of our research and product development programs, license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, or to reduce or cease operations.  If adequate funds are not available when needed, we may be required to significantly modify our business model and operations to reduce spending to a sustainable level. Such modification of our business model and operations could also result in an impairment of assets, which cannot be determined at this time. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and in addition the new equity or debt securities may have rights, preferences and privileges that are superior to those of our existing stockholders.  If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization.

The financial statements do not include any adjustments relating to recoverability or classification of recorded assets and classification of recorded liabilities.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on  marketable securities. Our components of comprehensive loss consist only of net loss. For the Third Quarter and the three month period ended April 30, 2010, our comprehensive loss was $1,817,800 and $1,610,000, respectively. For the Nine Months and the nine month period ended April 30, 2010, our comprehensive loss was $6,318,300 and $5,087,300, respectively.

Net Loss Per Common Share

We compute basic loss per share by dividing the applicable net loss by the weighted average number of common shares outstanding during the respective period.  Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock equivalents, which include stock options, common stock warrants and unvested restricted stock, unless the effect is to reduce a loss or increase the income per common share from continuing operations.  As we incurred losses in each of the three and nine month periods ended April 30, 2011 and 2010, we did not include common stock equivalent shares in the computation of net loss per share as the effect would have been anti-dilutive.  Therefore, both the basic and diluted loss per common share for the three and nine month periods ended April 30, 2011 and 2010 are based on the weighted average number of shares of our common stock outstanding during these periods.  As of April 30, 2011, anti-dilutive instruments excluded from the computation of net loss per share were made up of 2,425,300 stock options, 1,509,100 warrants, and 101,100 shares of unvested restricted stock; a total of 4,035,500 potential common stock equivalents.

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

In January 2010, the FASB issued authoritative guidance that requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. The new guidance requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs.  We adopted the guidance in the third quarter of Fiscal 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which became effective, and we adopted, during the Third Quarter.  The adoption of the guidance did not have a material impact on our consolidated financial statements.

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

Note 3.  Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts.  Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances.  The allowance for doubtful accounts was $353,000 at April 30, 2011 and zero at July 31, 2010.

The Company and Richmont Sciences, LLC (“Richmont”) entered into an Alliance Agreement effective as of October 6, 2009 (“the “Alliance Agreement”). In the First Quarter, we shipped product to Richmont and billed $359,600, however, collection was not reasonably assured at the time of shipment and we recognized the amount billed, less our costs associated with the shipment, of $344,900 as deferred revenue on our consolidated balance sheets at October 31, 2010. As of January 31, 2011, $335,800 of the $359,600 remained uncollected and was included in accounts receivable in our consolidated balance sheets at that date.  The $23,800 collected to date was recognized as product revenue in the Second Quarter, and the remaining balance of deferred revenue, net of our costs associated with the uncollected balance of the shipment, as reported on our consolidated balance sheets at January 31, 2011, was $322,100. We have not collected any additional amounts related to the deferred revenue reported on our consolidated balance sheets at January 31, 2011.

Subsequent to January 31, 2011, deferred revenue of $322,100 and accounts receivable of $335,800 remained on our balance sheet from the Richmont order recorded in the First Quarter described above. In addition to deferred revenue, we also had $17,200 of receivables related to other Richmont orders.  On April 25, 2011, we communicated to Richmont our intent to terminate our relationship with Richmont for breach, and we currently expect our agreement with Richmont to terminate in late June 2011.  Due to the expected termination of our relationship with Richmont, there is substantial doubt as to the collectability of these receivables; therefore, in the Third Quarter, we established a full reserve of approximately $353,000 for the outstanding receivables owed to us by Richmont, and removed the remaining deferred revenue from our consolidated balance sheets. Management currently considers all other accounts receivable to be fully collectible.

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

On April 29, 2011, we entered into a Sales Agreement with CKCC, under which we may issue and sell shares of our common stock for consideration of up to $7.0 million, from time to time in an at the market equity offering program (the “ATM Program”), with CKCC acting as our agent.  As of June 10, 2011, we have sold 2,391,030 shares of our Common Stock for net proceeds of $2,908,000 pursuant to the ATM Program.  Continued sales of our common stock, if any, under the ATM Program will depend upon market conditions and other factors to be determined by us and may be made in negotiated transactions or transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. We are not obligated to sell any shares of our Common Stock in the ATM Program and may suspend or terminate the ATM Program at any time.  During the Third Quarter, we incurred $98,200 of fees associated with the ATM Program. These deferred equity financing costs are included in prepaid expenses on our consolidated balance sheets and will be offset against net proceeds from future sales of common stock.  No sales of common stock were made in our ATM Program during the Nine Months. See Note 9 for information regarding sales of common stock subsequent to April 30, 2011.

Note 5.  Other Equity and Common Stock Transactions

We paid no dividends during any of the periods presented, and have never paid dividends.

During the First Quarter, we issued options to purchase up to 75,000 shares of our common stock in exchange for business development services, at an exercise price of $2.43, valued at $104,100 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 90.70% and a risk-free interest rate of 0.54%).  Two-thirds of the options vest in annual increments over two years with one third vesting on the date of grant.  Additionally during the First Quarter, we issued options to purchase up to 25,000 shares of our common stock in exchange for intellectual property management services, at an exercise price of $2.43, valued at $33,900 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 89.90% and a risk-free interest rate of 0.52%).  The options vest in bi-annual increments over one year. Each award will be revalued quarterly until fully vested, with any change in fair value expensed.

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

During the Second Quarter, we granted an aggregate of 39,900 shares of restricted stock to three of our directors, and a ten year option to purchase up to 20,000 shares of common stock at an exercise price of $2.13 per share, to one of our directors.  Both the restricted stock and the options granted to our directors vest after one year.  The 39,900 shares of restricted stock were valued at $82,200, or $2.06 per share (based on the prevailing market price of our common stock on the date of grant), while the stock options were valued at $28,900 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 81.15%, and a risk free interest rate of 2.14%).  Both the restricted stock and stock options will be expensed over the vesting period of one year, and were issued pursuant to the 2002 Non-Qualified Stock Option Plan.

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

During the Third Quarter, we received $82,500 from the exercise of options to purchase 50,000 shares of our common stock by one of our directors.  In addition, we recorded $202,500 of expense for options issued to employees, officers, directors, and consultants.

At April 30, 2011, we had outstanding warrants to purchase 1,509,100 shares of our common stock, with exercise prices ranging from $2.06 to $8.60.  These warrants expire at various times between October 2012 and March 2015.

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

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award.  The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted subsequent to July 31, 2006 is based on the grant date fair value estimated using the Black-Scholes Option Pricing Model.  The following assumptions were used to calculate the fair value of share based compensation for the nine month periods ended April 30, 2011 and 2010:

	For the nine month periods ended April 30,
	2011	2010
Expected price volatility	81.15% - 82.22%	99.8% - 158.1%
Risk-free interest rate	1.70% - 2.14%	0.42% - 2.20%
Expected rate of forfeiture	0.0%	0.0%
Expected dividend yield	0.0%	0.0%
Weighted average expected term	4.74 years	2.98 years

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

The following table sets forth the share-based compensation expense recorded in our consolidated statements of operations for the three and nine month periods ended April 30, 2011 and 2010 resulting from share-based compensation awarded to our employees, directors and third party service providers:

	Three Months Ended April 30, 2011	Three Months Ended April 30, 2010
Share-based compensation for employees and directors:
Selling expense	$29,400	$12,300
General and administrative expenses	154,600	153,000
Research and development	17,200	15,400
Total share-based compensation for employees and directors	201,200	180,700

Share-based compensation for third party service providers:
Selling expense	$6,300	$63,100
General and administrative expenses	-	23,600
Research and development	(5,000)	25,600
Total share-based compensation for third party service providers	1,300	112,300

Total share-based compensation expense	$202,500	$293,000

	Nine Months Ended April 30, 2011	Nine Months Ended April 30, 2010
Share-based compensation for employees and directors:
Selling expense	$89,300	$44,300
General and administrative expenses	597,700	697,400
Research and development	92,000	55,700
Total share-based compensation for employees and directors	779,000	797,400

Share-based compensation for third party service providers:
Selling expense	$40,700	$74,100
General and administrative expenses	(4,500)	44,400
Research and development	(7,800)	33,300
Total share-based compensation for third party service providers	28,400	151,800

Total share-based compensation expense	$807,400	$949,200

A summary of stock option activity is as follows:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($000’s)
Balance at July 31, 2010	5,736,050	$ 2.12	$4,628
Granted	110,000	$ 2.38
Exercised	(225,000)	$ 0.56
Forfeited / Cancelled	(39,500)	$ 4.17
Balance at October 31, 2010	5,581,550	$ 2.17	$3,391
Granted	20,000	$ 2.13
Exercised	(400,000)	$ 0.56
Forfeited / Cancelled	(566,300)	$ 1.33
Balance at January 31, 2011	4,635,250	$ 2.41	$913
Granted	-	-
Exercised	(50,000)	$ 1.65
Forfeited / Cancelled	(2,160,000)	$ 1.73
Balance at April 30, 2011	2,425,250	$ 3.04

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$1.45 to $2.50	1,202,050	3.29	$2.06	543,626	2.80	$1.93
$3.00 to $5.75	1,223,200	4.87	$4.00	675,000	1.47	$4.59
	2,425,250	4.09	$3.04	1,218,626	2.07	$3.41

Cash received from options and warrants exercised in the Third Quarter and the three month period ended April 30, 2010 was $82,500 and $538,200, respectively. The intrinsic value of all stock options exercised during the Third Quarter and the three month period ended April 30, 2010 was $15,500 and $114,000, respectively, and the weighted-average grant date fair value of stock options granted during the Third Quarter and the three month period ended April 30, 2010 was zero and $2.60, respectively.

Cash received from options and warrants exercised in the nine month periods ended April 30, 2011 and 2010 was $536,700 and $623,200, respectively. The intrinsic value of all stock options exercised during the nine month periods ended April 30, 2011 and 2010 was $1,089,400 and $726,000, respectively, and the weighted-average grant date fair value of stock options granted during the nine month periods ended April 30, 2011 and 2010 was $0.84 and $1.45, respectively.

As of April 30, 2011, there was $2,072,800 of unrecognized non-cash compensation cost related to unvested options, which will be recognized over a weighted average period of 2.44 years.

A summary of restricted stock activity is as follows:

Number of Shares
Unvested at July 31, 2010	61,200
Granted	-
Exercised	-
Forfeited / Cancelled	-
Unvested at October 31, 2010	61,200
Granted	39,900
Exercised	-
Forfeited / Cancelled	-
Unvested at January 31, 2011	101,100
Granted	-
Exercised	-
Forfeited / Cancelled	-
Unvested at April 30, 2011	101,100

During the Third Quarter and the three month period ended April 30, 2010, we recognized stock based compensation expense for restricted stock of $61,800 and $38,100, respectively. During the nine month periods ended April 30, 2011 and 2010, we recognized stock based compensation expense for restricted stock of $153,700 and $103,700, respectively. As of April 30, 2011, there was $67,600 of unrecognized non-cash compensation cost related to unvested restricted shares, which will be recognized over a period of 0.30 years.

Note 7.   Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method.  Inventories at April 30, 2011 and July 31, 2010 consisted of:

	April 30, 2011	July 31, 2010
Raw Materials	$553,500	$448,300
Work in Progress	-	-
Finished Goods	360,200	304,100
	$913,700	$752,400

Included in our inventory of finished goods as of July 31, 2010 was approximately 3,700 gallons of SDC concentrate out of 12,000 gallons that we purchased in prior periods from an unrelated third party in a lien sale, for $27,500.  None of the product purchased in the lien sale remained in inventory at April 30, 2011.

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

In Fiscal 2010 we commenced selling our EPA-approved hard surface disinfectant under the label, IV-7 Ultimate Germ Defense™ (“IV-7”) through an alliance with a Dallas-based sales and marketing organization, Richmont Sciences, LLC (“Richmont”), to U.S. commercial distributors and commercial customers.  Under this agreement with Richmont, we recognized revenues for products sold by us to third parties, and paid marketing fees to Richmont based upon those revenues.  We recognized revenue from the first sales of IV-7 under this agreement in Fiscal 2010.

Also in Fiscal 2010, IV-7 was launched direct to consumers via a direct sales channel, by a newly formed company called IV-7 Direct, an affiliate of Richmont.  PURE Bioscience, Inc. does not have an equity interest in either IV-7 Direct or Richmont.  Under this arrangement, we sold finished products at contracted unit prices to Richmont, and we also expected to receive additional revenues based on IV-7 Direct’s sales, which were made through a network of independent sales associates using a multi-level sales model.

In October 2010, Richmont established distribution of SDC-based products in the Middle East region.  Richmont initially purchased IV-7 products for resale into Dubai, where the IV-7 water treatment and disinfection products have been registered by the United Arab Emirates-Dubai Municipality.  Richmont focused first on distribution of IV-7 Water Treatment™.  We made the first shipments of IV-7 Water Treatment™, a concentrated product, during the First Quarter, and recorded deferred revenue of $344,900 because payment was not reasonably assured at the time of shipment of the product, as discussed further in Note 3 above.

During the Third Quarter, 75% of product sales were made to three customers; 66% of product revenue was derived from sales made to U.S. domestic customers and 34% from sales made to international customers.  We categorize revenue between U.S. domestic and international based on the country of domicile of our customer.

During the Third Quarter, 11% of our revenue was derived from bulk ready to use disinfectant or finished packaged products containing our ready to use disinfectant, and 89% of our product sales were of SDC concentrate.  During the same period of the prior fiscal year, 57% of our product sales were of bulk ready to use disinfectant or finished packaged products containing our ready to use disinfectant, and 43% of our product sales were of SDC concentrate.

During the Nine Months, 58% of product sales were made to three customers; 79% of product revenue for the Nine Months was derived from sales made to U.S. domestic customers and 21% from sales made to international customers.  31% of our product revenue was derived from bulk ready to use disinfectant or finished packaged products containing our ready to use disinfectant, and 69% of our product sales were of SDC concentrate.  Our deferred revenue as reported on our consolidated balance sheets at April 30, 2011 was derived from concentrate sales.

During the same period of the prior fiscal year, 58% of our product sales were of bulk ready to use disinfectant or finished packaged products containing our ready to use disinfectant, and 42% of our product sales were of SDC concentrate.

All of our tangible assets are located in the United States.

Note 9.  Subsequent Events

Subsequent to the Third Quarter, we received $3,045,100 from the sale of 2,391,030 shares of our common stock at a weighted average price of $1.27 per share under our sales agreement with CKCC as discussed further in Note 4.  Our net proceeds were $2,908,000 after paying commissions and fees to CKCC totaling $137,100.

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

Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to: our limited operating history; our ability to achieve or maintain profitability; our history of losses; our future capital needs; the dilution our stockholders may experience as a result of the issuance of our equity securities; the failure of our products to achieve or maintain broad acceptance; our ability to manage growth; the rapidly changing technologies and market demands related to our products; our failure to successfully compete; our dependence on a single core technology; our reliance on third parties; our lack of product distribution experience; fluctuations in our financial results; our exposure to pricing and supply issues; our failure to comply with government regulation; our recent appointment of a new Chief Financial Officer; our ability to recruit additional key employees; our failure to protect our intellectual property; our exposure to intellectual property and product liability claims; changes in government policies; adverse changes in our ability to manufacture our products; volatility in the trading price of our common stock; our failure to maintain our NASDAQ listing; our inability to utilize our tax net operating loss carry-forwards; our failure to pay dividends and other risks identified in Part II, Item 1A of this Quarterly Report on Form 10-Q.

The financial statements presented herein, and discussed below, have been prepared in accordance with U.S. Generally Accepted Accounting Principles.

Overview

PURE Bioscience, Inc. (sometimes referred to herein as the “Company,” “we”, “us” or “our”) was originally incorporated in the state of California on August 24, 1992 under the name Innovative Medical Services.  In September 2003, we changed our name from Innovative Medical Services to PURE Bioscience. On March 24, 2011, Pure Bioscience, a California corporation ("Pure California"), consummated a merger with and into its wholly owned subsidiary, Pure Bioscience, Inc., a Delaware corporation (the "Company"), pursuant to the terms and conditions of an Agreement and Plan of Merger entered into by Pure California and the Company, thereby effecting our reincorporation in the State of Delaware (the “Reincorporation”).  Following the Reincorporation, Pure California ceased to exist and the Company, as the surviving corporation of the merger, continues to operate the business of Pure California as it existed prior to the Reincorporation.

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

On April 29, 2011, we entered into a Sales Agreement with C. K. Cooper & Company (“CKCC”), an investment banking firm, under which we may issue and sell shares of our common stock for consideration of up to $7.0 million, from time to time in an at the market equity offering program (the “ATM Program”), with CKCC acting as our agent.  As of June 10, 2011, we have sold 2,391,030 shares of our Common Stock for net proceeds of $2,908,000 pursuant to the ATM Program.  Continued sales of our common stock, if any, under the ATM Program will depend upon market conditions and other factors to be determined by us and may be made in negotiated transactions or transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. While future sales of our common stock are not guaranteed, and there are no firm commitments to receive funding under the ATM Program, based on net proceeds received through the date of this report and the historical trading volumes and market prices of our common stock, we believe we will have sufficient cash resources over the next 12 months as a result of the ATM Program.

We believe that, with our current efforts to raise capital, we will have sufficient cash resources to satisfy our needs over the next 12 months, however we do not yet have, and we may never have, significant cash inflows from product sales or from other sources of revenue to offset our ongoing and planned investments in corporate infrastructure, research and development projects, regulatory submissions, business development activities, and sales and marketing, among other investments.  Some or all of our ongoing or planned investments may not be successful.  In addition, irrespective of our cash resources, we may be contractually or legally obligated to make certain investments which cannot be postponed.

We expect that we will need to increase our liquidity and capital resources by one or more measures, which may include reducing operating expenses, raising additional financing in future periods through the issuance of debt, equity (whether through our ATM Program or otherwise), or convertible securities, entering into partnerships, licenses, or other arrangements with third parties, reducing the exercise price of outstanding warrants, or through other means, any one of which could reduce the value to us, perhaps substantially, of our technology and its commercial potential.  There is no guarantee that we would be able to obtain capital on terms acceptable to us, or at all. Insufficient funds would result in a material adverse effect on our business and operations and could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or customer requirements, and further may require us to delay, scale back or eliminate some or all of our research and product development programs, license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, or to reduce or cease operations.  If adequate funds are not available when needed, we may be required to significantly modify our business model and operations to reduce spending to a sustainable level. Such modification of our business model and operations could also result in an impairment of assets which cannot be determined at this time. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and in addition the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders.  If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization.

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

In prior years, customers purchasing our U.S. Environmental Protection Agency (“EPA”) registered disinfectants were primarily distributors who sell such products under their own labels as a sub-registrant of our EPA master label, however in Fiscal 2010 we commenced selling our EPA-registered hard surface disinfectant under the label, IV-7 Ultimate Germ Defense™ (“IV-7”) through an agreement with a Dallas-based sales and marketing organization, Richmont Sciences, LLC (“Richmont”), to U.S. and international commercial customers and distributors. We recognized revenue from the first sales of IV-7 under this agreement during the three month period ended January 31, 2010.

In the second quarter of calendar 2010, IV-7 was launched direct to consumers via a direct sales channel, by a newly formed company called IV-7 Direct, an affiliate of Richmont.  We do not have an equity interest in either IV-7 Direct or Richmont.  Under this arrangement, we sold finished products at contracted unit prices to Richmont, and we also expected to receive additional revenues based on IV-7 Direct’s sales, which were made through a network of independent sales associates using a multi-level sales model.  We recognized revenue from the first sales of IV-7 under this agreement in Fiscal 2010.

In August 2009, as a result of our 6-year petition process, the EPA published an amendment to the Federal Register establishing a concentration limit for silver in end use solutions eligible for tolerance exemption, specifically in the form of silver dihydrogen citrate (SDC), of 50 parts per million (“ppm”). Concurrently with the new regulation, the EPA registered our 50 ppm indirect food contact surface sanitizer product.  We subsequently submitted a registration to the EPA to add the food contact surface sanitizer claims to our previously-registered 30 ppm hard surface disinfectant formula.  The EPA registered the disinfectant/sanitizer formula in April 2010, and we immediately filed a federal sub-registration and subsequent state registrations for the disinfectant/sanitizer product to be sold as IV-7 Ultimate Germ Defense for Food Contact Surfaces™.  The final state approval was received in November 2010, and Richmont was expected to commence sales and marketing of IV-7 Ultimate Germ Defense for Food Contact Surfaces™ throughout the U.S.

In October 2010, Richmont established distribution of SDC-based products in the Middle East region.  Richmont initially purchased IV-7 products from us for resale in the United States and in the Middle East, where the IV-7 Water Treatment™ and disinfectant products have been registered with the United Arab Emirates-Dubai Municipality.  Richmont initially focused on distribution of IV-7 Water Treatment™, a concentrated product.  In December 2010, we announced that High Scope Trading LLC (“High Scope”) of Dubai had contractually committed to Richmont more than $144 million in orders for SDC-based products over a ten year period in exchange for exclusive distribution of such products in the Middle East.  However, similar to other agreements that we or Richmont have with other parties we are working with to establish our novel technology, these minimums are not guaranteed and the remedy for High Scope’s failure to perform is limited to their loss of exclusivity, meaning that some or all of High Scope’s contractual commitments may not be met and investors should not assume any of these payments will be received.  We made the first shipments of IV-7 Water Treatment™ to Richmont during the three month period ended October 31, 2010 (the “First Quarter”), and recorded deferred revenue of $344,900 on our consolidated balance sheets at October 31, 2010, as collection was not reasonably assured at the time of shipment.  During the three month period ended January 31, 2011 (the “Second Quarter”), we collected $23,800 of the amount owed and recorded that amount as product revenue.  The remaining balance of deferred revenue, as reported on our consolidated balance sheets at January 31, 2011, was $322,100.

On April 25, 2011, we communicated to Richmont our intent to terminate our relationship with Richmont for breach, and we currently expect our agreement with Richmont to terminate in late June 2011.  We have not collected any additional amounts related to the deferred revenue reported on our consolidated balance sheets at January 31, 2011.

Subsequent to January 31, 2011, deferred revenue of $322,100 and accounts receivable of $335,800 remained on our consolidated balance sheets from the Richmont order recorded in the First Quarter. In addition to deferred revenue, we also had $17,200 of receivables related to other Richmont orders.  Due to the expected termination of our relationship with Richmont, there is substantial doubt as to the collectability of these receivables; therefore, in the Third Quarter, we established a full reserve of approximately $353,000 owed to us by Richmont, and removed the remaining deferred revenue from our consolidated balance sheets.

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

In July 2008, we entered into a development and licensing agreement for SDC-based products for human use with FTA Bioscience, LLC (“FTA”).  Under our agreement with FTA, FTA is funding and directing all development activities and FDA regulatory filings.  In July 2010, based on preclinical data developed by FTA, we granted two product-specific licenses to FTA for the development of an SDC-based treatment for tinea unguium, also referred to as onychomycosis (nail fungus), as well as for tinea pedis (athlete’s foot); and concurrently recognized the first milestone payments under this agreement with FTA.  In the Second Quarter, we recognized a milestone payment when we granted a third product-specific license to FTA for the development of an SDC-based treatment for wound care.

In preparation for the expected termination of our relationship with Richmont, we developed and obtained EPA registration of our proprietary new brand, PURE™ Hard Surface disinfectant and food contact surface sanitizer to resume direct control of our sales through a restructuring of our sales strategy and operations.  We intend to market and sell our PURE Hard Surface product into consumer, commercial and institutional markets, including the food processing industry, through both alternative and traditional distribution channels.  In April 2011, we launched the PURE Hard Surface product and have commenced sales.  We are also currently in negotiation with several entities regarding international distribution of our SDC-based disinfectant and water treatment products.

Revenue from all sources is recognized under the provisions of the applicable authoritative guidance governing revenue recognition, which is generally when we ship the products free on board from either our facility or from third party packagers, we have transferred title to the goods, the price is fixed or determinable and we have eliminated our risk of loss.  Where payment is not reasonably assured at the time of shipment, we will either decline a purchase order or defer the revenue until payment is assured. When the title of the goods, including the risks and rewards of ownership of the product, transfers to the customer, i.e. when we ship the product, we reduce the balance of our inventory with a corresponding charge to cost of goods sold. Additionally, we evaluate the substance of each transaction and consider whether the facts and circumstances indicate the transaction is a consignment or financing arrangement.  Specifically, we do not offer the right of return; our customers are obligated to pay at specified dates; the obligation of our customers cannot be changed due to theft or physical destruction of the product; our customers are separate entities with economic substance apart from the Company; and we have no significant obligations for future performance to directly bring about resale of the product by our customer.

Under our agreement with Richmont, Richmont functioned as a sales agent for PURE. We sold product directly to third parties, and paid Richmont a commission based on revenue collected from the third parties. In addition to our sales agent agreement, in Fiscal 2010, IV-7 was launched direct to consumers via a direct sales channel, by a newly formed company called IV-7 Direct, an affiliate of Richmont.   Under that arrangement, we sold finished products at contracted unit prices to Richmont. We record revenue when products are sold to our customers, including, but not limited to, Richmont Sciences, LLC, IV-7 Direct, and BASF, rather than when the products are resold to third parties. We do not currently have any consignment sales.

Our revenues have historically fluctuated from period to period.  In future periods, we expect our revenues to continue to fluctuate, however we are not currently able to accurately predict such revenues. Product sales are uncertain, and may be dependent on approvals from U.S. or overseas regulatory agencies, which we may not obtain.

Costs of Revenues and Operating Expenses

Costs of Revenue.   Costs of product revenue includes direct and indirect costs to manufacture products, including materials consumed, manufacturing overheads, shipping costs, salaries, benefits, and related expenses of our operations; and, during Fiscal 2010, costs incurred to have products bottled and labeled by a third party.  In addition, included in our inventory of finished goods as of July 31, 2010 were approximately 3,700 gallons of SDC concentrate that we purchased from an unrelated third party in a lien sale. None of the product purchased in the lien sale remained in inventory at April 30, 2011 (see Note 7 to our consolidated financial statements for further information regarding this transaction).

Gross profit on product sales represents net revenue less the costs of revenue. Our gross profit percentage is highly dependent on pricing, contractual agreements, product mix, customer mix, and other factors.  We do not believe that historical gross profit margins on product sales are a reliable indicator of future gross profit margins.

Selling and Marketing.   Selling and marketing expenses consist primarily of salaries and benefits, and amounts paid to third party providers for marketing, sales, public relations and advertising, along with promotional and trade show costs and travel expenses. Sales and marketing expenses also include share-based compensation allocable to employees and third party advisors performing services related to sales and marketing.  Under our agreement with Richmont, we have paid marketing fees to Richmont and recorded such fees as selling expense in our consolidated statements of operations. We expect our agreement with Richmont to terminate in late June 2011.

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

Critical Accounting Policies

Accounting for Long-Lived Assets / Intangible Assets

For purposes of testing impairment, we group our long-lived assets at the lowest level for which there are identifiable cash flows independent of other asset groups. Currently, there is only one level of aggregation for our intangible assets. We assess the impairment of long-lived assets, consisting of property, plant, equipment and finite-lived intangible assets primarily consisting of the worldwide patent portfolio of our silver ion technologies, whenever events or circumstances indicate that the carrying value may not be recoverable.  Examples of such events or circumstances include:

•	an asset group’s ability to continue to generate income from operations and positive cash flow in future periods;

•	loss of legal ownership or title to an asset;

•	significant changes in our strategic business objectives and utilization of the asset(s); and

•	the impact of significant negative industry or economic trends.

Additionally, on a quarterly basis we review the significant assumptions underlying our impairment assessment to determine that our previous conclusions remain valid.

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

Results of Operations for the Three Months Ended April 30, 2011 vs. Three Months Ended April 30, 2010

Revenue and Gross Margin

For the Third Quarter, product revenues of $128,400 declined by $435,100, compared with product revenues of $563,500 in the same period of the prior fiscal year.

Our most significant customers in the prior fiscal year were Harmony Bioscience, our Asian distributor, and BASF.  Harmony Bioscience has not yet ordered product in the year ending July 31, 2011 while they await regulatory approvals.  During Fiscal 2010 and in prior years, we sold SDC concentrate to BASF under an agreement whereby BASF resold the concentrate under its own brand names within the global personal care, household and institutional markets.  We have terminated our agreement with BASF and are currently selling directly to BASF customers while evaluating alternatives for distribution in these markets.  We believe we can secure better positioning for SDC with companies that do not carry proprietary competing products.

In prior years, customers purchasing our EPA-registered disinfectants were primarily distributors who sell such products under their own labels as a sub-registrant of our EPA master label.  In Fiscal 2010, we commenced selling our EPA-registered hard surface disinfectant under the label, IV-7 Ultimate Germ Defense™ (“IV-7”) through our agreement with Richmont to U.S. commercial distributors and commercial customers.  In November 2010, we commenced selling our EPA-registered disinfectant/food contact surface sanitizer under the label, IV-7 Ultimate Germ Defense for Food Contact Surfaces™ (“IV-7 Food Contact”), through our arrangement with Richmont.  Under this agreement with Richmont, we recognized revenues for products sold by us to third parties, and paid marketing fees to Richmont based upon those revenues.  Richmont’s sales to date of IV-7 and IV-7 Food Contact to commercial distributors and commercial customers have been limited.

Also in Fiscal 2010, IV-7 was launched direct to consumers via a direct sales channel, by a newly formed company called IV-7 Direct, an affiliate of Richmont.  We do not have an equity interest in either IV-7 Direct or Richmont.  Under this arrangement, we sold finished products at contracted unit prices to Richmont, and we also expected to receive additional revenues based on IV-7 Direct’s sales, which were made through a network of independent sales associates using a multi-level sales model.  Sales to date via the direct sales channel have been limited.

In October 2010, Richmont established distribution of SDC-based products in the Middle East region.  Richmont initially purchased IV-7 products from us for resale into the Middle East, where the IV-7 Water Treatment™ and disinfection products have been registered by the United Arab Emirates-Dubai Municipality.  Richmont initially focused on distribution of IV-7 Water Treatment™.  In December 2010, we announced that High Scope had contractually committed to Richmont more than $144 million in orders for SDC-based products over a ten year period in exchange for exclusive distribution in the Middle East.  However, similar to agreements that we or Richmont have with other parties we are working with to establish our novel technology, these minimums are not guaranteed and the remedy for High Scope’s failure to perform is limited to their loss of exclusivity, meaning that some or all of High Scope’s contractual commitments may not be met and investors should not assume any of these payments will be received.  We made the first shipments of IV-7 Water Treatment™ to Richmont during the First Quarter, and recorded deferred revenue of $344,900 on our consolidated balance sheets at October 31, 2010, as collection was not reasonably assured at the time of shipment.  In the Second Quarter, we collected $23,800 of the amount owed and recorded that amount as product revenue.

On April 25, 2011, we communicated to Richmont our intent to terminate our relationship with Richmont for breach, and we currently expect our agreement with Richmont to terminate in late June 2011.  We have not collected any additional amounts related to the deferred revenue reported on our consolidated balance sheets at January 31, 2011.

Subsequent to January 31, 2011, deferred revenue of $322,100 and accounts receivable of $335,800 remained on our consolidated balances sheet from the Richmont order recorded in the First Quarter. In addition to deferred revenue, we also had $17,200 of receivables related to other Richmont orders.  Due to our expected termination of the Richmont relationship, we believe there is substantial doubt as to the collectability of these receivables. In the Third Quarter, we established a full reserve of $353,000 owed to us by Richmont, and removed the remaining deferred revenue from our consolidated balance sheets.

During the Third Quarter, 75% of product sales were made to three customers; 66% of our product revenue was derived from sales made to U.S. domestic customers and 34% from sales made to international customers.  We categorize revenue between U.S. domestic and international based on the country of domicile of our customer.  Our deferred revenue as reported on our consolidated balance sheets at April 30, 2011 was derived from concentrate sales.

During the three month period ended April 30, 2010, 75% of product sales were made to four customers, and 100% of product revenue was derived from sales made to U.S. domestic customers, of which 57% was derived from sales of bulk ready to use disinfectant or finished packaged products containing our ready to use disinfectant, and 43% of our sales were of bulk SDC concentrate or concentrated products.

Primarily as a result of the mix of products sold and prices, our gross margin percentage improved from 61% in the three months ended April 30, 2010, to 71% in the Third Quarter.  Due to the limited volume of sales in each period, historical margins should not be used as a predictor of future margins.  Gross profit on product sales for the Third Quarter was $91,500, compared with comparable gross profit of $341,700 in the same period of the prior fiscal year.

We received $10,000 in Fiscal 2010 from FTA in connection with a request for us to issue a license for a new indication. Subsequent to our review of pre-clinical data submitted by FTA, we issued a license to FTA and recognized the $10,000 payment as revenue from license agreements in our consolidated statements of operations for the Second Quarter.  There were no revenues from license agreements in the Third Quarter.

Operating Costs

Operating costs decreased by $55,800, or 2.8%, from $1,965,900 in the three month period ended April 30, 2010, to $1,910,090 in the Third Quarter.

Selling expense decreased by $37,000, or 13%, in the Third Quarter compared with the same period in the prior fiscal year.  The decrease is primarily due to a reduction in non-cash stock option expense for business development consultants, as well as reductions in public relations expense.  These reductions were partially offset by increased trade show exhibition costs, and consulting expense.

General and administrative expense increased by $11,100, or 0.9%, from $1,179,100 in the three month period ended April 30, 2010, to $1,190,200 in the Third Quarter.  The increase is primarily due to bad debt expense incurred as a result of the expected uncollectibility of the Richmont receivables, as well as increased insurance and legal expense.  These increases were partially offset by reductions in payroll and non-cash stock option expense.

Research and development costs during the Third Quarter of $472,500, which include in-house costs, patent amortization, outside legal costs for maintaining issued patents, and product registration expenditures, decreased by $29,900, or 6.0%, compared with the comparable prior fiscal year period.  This decrease is primarily due to a reduction in non-cash stock option expense and consulting expense.  These reductions were partially offset by increased patent and registration expense.  We do not currently expect our research and development expense to grow significantly in future periods; however, if opportunities arise, particularly in the development and testing of new formulations, we will evaluate the need for additional research expenditures based on potential market sizes and our estimation of the likelihood of our technology achieving successful results.

Our loss from operations increased by $194,390 from a loss of $1,624,200 for the three months ended April 31, 2010 to a loss of $1,818,600 for the Third Quarter.

Other Income

Other income in the Third Quarter declined year over year by $13,400, due mainly to a reduction in interest income as a result of low cash balances.

Net Loss

Our net loss increased by $207,800, from a net loss of $1,610,000, or $0.05 per share, for the three months ended April 30, 2010 to a net loss of $1,817,800, or $0.05 per share, for the Third Quarter.

Results of Operations for the Nine Months Ended April 30, 2011 vs. Nine Months Ended April 30, 2010

Revenue and Gross Margin

For the nine month period ended April 30, 2011 (the “Nine Months”), product revenues of $209,900 declined by $902,400 compared with comparable revenues of $1,112,300 in the same period of the prior year.

During the Nine Months, 58% of our product sales were made to three customers; 79% of our product revenue was derived from sales made to U.S. domestic customers and 21% from sales made to international customers. Also during the Nine Months, 31% of our product revenue was derived from bulk ready to use disinfectant or finished packaged products containing our ready to use disinfectant, and 69% of our product sales were of SDC concentrate.

In the same period of the prior fiscal year, 69% of product sales were made to five customers. 80% of product revenue was derived from sales made to U.S. domestic customers and 20% was derived from sales to our Asian distributor.  Also in the same period of the prior fiscal year, 58% of sales were of bulk ready to use disinfectant or finished packaged products containing our ready to use disinfectant, and 42% of our sales were of bulk SDC concentrate or concentrated products.

Primarily as a result of the mix of products sold and prices, our gross margin percentage for product sales improved from 63% in the nine months ended April 30, 2010, to 71% in the Nine Months.  Due to the limited volume of sales in each period, historical margins should not be used as a predictor of future margins.  Gross profit on product sales for the Nine Months was $147,900, compared with gross profit on product sales of $697,500 in the same period of the prior fiscal year.

We received $10,000 in Fiscal 2010 from FTA in connection with a request for us to issue a license for a new indication. Subsequent to our review of pre-clinical data submitted by FTA, we issued a license to FTA and recognized the $10,000 payment as revenue from license agreements in our consolidated statements of operations for the Nine Months.  There were no revenues from license agreements in the corresponding periods of the prior year.

Operating Costs

Operating costs increased by $567,600, or 9.6%, from $5,927,200 in the nine month period ended April 30, 2010, to $6,494,800 in the Nine Months.  Within these aggregate operating costs, selling expense increased by $154,300 in the Nine Months compared with the same period in the prior fiscal year, primarily due to fees and non-cash stock option expense for business development consultants, trade show exhibition costs, and executive bonuses allocated to selling expense.

General and administrative expense increased by $178,000, from $3,784,000 in the nine month period ended April 30, 2010, to $3,962,000 in the Nine Months, primarily due to increased payroll, legal fees, executive bonuses allocated to general and administrative expense, and travel expenses; partially offset by reduced non-cash stock option expense.

Research and development costs during the Nine Months of $1,647,400, including in-house costs, patent amortization, outside legal costs for maintaining issued patents, and product registration expenditures, increased by $235,300, or 16.7%, compared with the comparable prior year period.  This increase is primarily due to increased salary and related costs, product registration costs, and executive bonuses allocated to research and development expense.  We do not currently expect our research and development expense to grow significantly in future periods; however, if opportunities arise, particularly in the development and testing of new formulations, we will evaluate the need for additional research expenditures based on potential market sizes and our estimation of the likelihood of our technology achieving successful results.

Our loss from operations increased by $1,107,200, from a loss of $5,229,700 for the nine months ended April 30, 2010 to a loss of $6,336,900 for the Nine Months.

Other Income

Other income declined year over year by $123,800, due mainly to the receipt in the three month period ended January 31, 2010 of $110,000 from a legal settlement.

Net Loss

Our net loss after income taxes increased by $1,231,000, from a net loss of $5,087,300, or $0.15 per share, for the nine months ended April 30, 2010 to a net loss of $6,318,300, or $0.17 per share, for the Nine Months.

Liquidity and Capital Resources

Since the sale of our Water Treatment Division in 2005, we have financed our operations primarily through sales of our common stock.

At April 30, 2011, we had cash and cash equivalents of $309,600, a decline of $1,882,900 from July 31, 2010.  Net cash used in operations, and for investments in both intangible and fixed assets, was $4,786,700 in the Nine Months and $4,336,100 in Fiscal 2010.  At April 30, 2011, we had no short-term investments and no long-term debt.  Total current assets at April 30, 2011 were $1,510,700, a decline of $1,913,100 from July 31, 2010.

We believe that, with our current efforts to raise capital, we will have sufficient cash resources to satisfy our needs over the next 12 months, however we do not yet have, and we may never have, significant cash inflows from product sales or from other sources of revenue to offset our ongoing and planned investments in corporate infrastructure, research and development projects, regulatory submissions, business development activities, and sales and marketing, among other investments.  Some or all of our ongoing or planned investments may not be successful.  In addition, irrespective of our cash resources, we may be contractually or legally obligated to make certain investments which cannot be postponed.

Our future capital needs and our future profits, if any, are uncertain, and will depend on many factors including, among others, the acceptance of, and demand for, our products; our success and the success of our partners and distributors in selling our products; our success and the success of our partners in obtaining regulatory approvals to sell our products; the costs of further developing our existing, and developing new, products or technologies; the extent to which we invest in new technology and product development; and the costs associated with the continued operation, and any future growth, of our business. We expect that we will need to increase our liquidity and capital resources by one or more measures, which may include reducing operating expenses, raising additional financing in future periods through the issuance of debt, equity, or convertible securities, entering into partnerships, licenses, or other arrangements with third parties, reducing the exercise price of outstanding warrants, or through other means, any one of which could reduce the value to us, perhaps substantially, of our technology and its commercial potential.  There is no guarantee that we would be able to obtain capital on terms acceptable to us, or at all. Insufficient funds would result in a material adverse effect on our business and operations and could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or customer requirements, and further may require us to delay, scale back or eliminate some or all of our research and product development programs, license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, or to reduce or cease operations.  If adequate funds are not available when needed, we may be required to significantly modify our business model and operations to reduce spending to a sustainable level. Such modification of our business model and operations could also result in an impairment of assets which cannot be determined at this time. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and in addition the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders.  If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization. The financial statements contained herein do not include any adjustments relating to recoverability or classification of recorded assets and classification of recorded liabilities.

Cash used in operating activities for the Nine Months was $4,588,700, as compared to $4,026,700 used in operating activities for the same nine month period of the prior fiscal year.

During the Nine Months, cash used in investing activities was $197,900, consisting primarily of investments in patents.  At April 30, 2011, the net book value of our capitalized patents was $1,921,100, and the net book value of our property, plant and equipment was $494,900.   In the nine month period ended April 30, 2010, cash used in investing activities was $309,400, consisting of investments in patents of $88,000 and purchases of property, plant and equipment of $221,300.

During the Nine Months, cash provided by financing activities was $2,903,800.  On October 25, 2010, we consummated a financing whereby we entered into common stock purchase agreements with a total of eleven non-affiliated accredited investors for the sale of 1,080,000 shares of our common stock at a price of $2.20 per share, for a total purchase price of $2.376 million.  We did not pay any placement agent fees associated with the financing and no underwriter discounts or commissions were paid. After legal and other expenses, the net proceeds of the financing to us were $2.367 million. On April 29, 2011, we entered into a Sales Agreement with C. K. Cooper & Company (“CKCC”), an investment banking firm, under which we may issue and sell shares of our common stock for consideration of up to $7.0 million, from time to time in an at the market equity offering program (the “ATM Program”), with CKCC acting as our agent.  As of June 10, 2011, we have sold 2,391,030 shares of our Common Stock for net proceeds of $2,908,000 pursuant to the ATM Program.  Continued sales of our common stock, if any, under the ATM Program will depend upon market conditions and other factors to be determined by us and may be made in negotiated transactions or transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933. While future sales of our common stock are not guaranteed, and there are no firm commitments to receive funding under the program, based on net proceeds received through the date of this report and the historical trading volumes and market prices of our common stock, we believe we will have sufficient cash resources over the next 12 months as a result of our ATM Program. During the Third Quarter, we incurred $98,200 of fees associated with the offering. These deferred equity financing costs will be offset against net proceeds from future sales of common stock.  No sales of common stock were made under this agreement during the Nine Months.

Also during the Nine Months, we received $259,100 from the exercise of warrants to purchase 123,365 shares of our common stock, at an average exercise price of $2.10 per share, and we received $277,600 from the exercise of 385,000 common stock options, at an average exercise price of $0.72 per share.

During the nine months ended April 30, 2010, cash provided by financing activities was $3,406,400, $2,783,200 of which was derived from the net proceeds of our September 2009 registered direct offering, In addition, $498,200 was provided by proceeds from the exercise of warrants, and $125,000 was provided by proceeds from the exercise of common stock options.

Net accounts receivable declined by $234,800 from July 31, 2010 to April 30, 2011.  During the Third Quarter, we recorded an allowance for doubtful accounts of $353,000 related to deferred revenue and amounts billed in prior periods to Richmont Sciences, LLC.

At April 30, 2011, we had total liabilities of $1,139,500, an increase of $540,300 from July 31, 2010.   Accounts payable and accrued liabilities also increased from July 31, 2010, by $559,700, due primarily to the timing of accounts payable and accrued salaries and wages.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk at April 30, 2011 is related to our investment portfolio which consists largely of debt instruments and other securities of high quality corporate issuers and the U.S. government and its agencies.  From time to time our investments may be exposed to market risk related to changes in interest rates.  Our current investment policy is to maintain an investment portfolio consisting only of diversified institutional money market mutual funds investing in  A-1 (S&P) or Prime-1 (Moody’s), U.S. Treasury Securities, or United States Government obligations issued by or backed by a federal agency of the United States Government.  We do not enter into investments for trading or speculative purposes, and our cash is deposited in, and invested through, highly rated financial institutions in the United States.  While our available for sale securities are subject to interest rate risk and would fall in value if market interest rates increased, we estimate that the fair value of our investment portfolio would not decline by a material amount in the event of an increase in market interest rates.  We therefore would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

We have operated mainly in the United States, and the majority of our sales since inception have been made in U.S. dollars. Further, all of our sales to international markets have been to independent parties in transactions denominated in U.S. dollars.  Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also serving as our Interim Chief Financial Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who is also serving as our Interim Chief Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer, in his capacities as our principal executive officer and our principal financial officer, concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective.

There were no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have a history of losses, and we may not achieve or maintain profitability

We had a loss of $6.3 million after taxes for the nine months ended April 30, 2011 (the “Nine Months”), a loss of $6.8 million after taxes for the fiscal year ended July 31, 2010 (“Fiscal 2010”), and a loss of $7.1 million after taxes for the fiscal year ended July 31, 2009.  As of April 30, 2011, we had an accumulated deficit of approximately $51.6 million. We expect to continue to have losses in future periods.  If the penetration into the marketplace of SDC and SDC-based products is unsuccessful, revenue growth is slower than anticipated or operating expenses exceed expectations, it may take an unforeseen period of time to achieve or maintain profitability and we may never achieve or maintain profitability.  Slower than anticipated revenue growth could force us to reduce research, testing, development and marketing of our technologies, and/or force us to reduce the size and scope of our operations, to sell or license our technologies to third parties, or to cease operations altogether.

None of our existing agreements contain provisions that guarantee us any minimum revenues.  In December 2010, we announced that High Scope Trading LLC (“High Scope”) of Dubai had contractually committed to Richmont more than $144 million in orders for SDC-based products over a ten year period in exchange for exclusive distribution in the Middle East.  However, similar to agreements that we or Richmont have with other parties we are working with to establish our novel technology, these minimums are not guaranteed and the remedy for High Scope’s failure to perform is limited to their loss of exclusivity, meaning that some or all of High Scope’s contractual commitments may not be met and investors should not assume any of these payments will be received.  The first order under this arrangement was shipped in October 2010, however we recorded the sale as deferred revenue as collection was not reasonably assured at the time of shipment.  As of June 10, 2011, $322,100 related to this sale remains uncollected.  We cannot assure you that it will ever be collected, in whole or in part.

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

Our future capital needs are uncertain, and we currently expect that we will need additional funds in the future, which may not be available on acceptable terms or at all

Our cash outflows for operating activities and for investments in patents and fixed assets were $4.8 million in the Nine Months and $5.9 million in Fiscal 2010.  Cash outflows may be greater in future periods.

Our capital requirements will depend on many factors, including, among other factors:

•	the acceptance of, and demand for, our products;

•	our success and that of our strategic partners in developing and selling products derived from our technology;

•	the costs of further developing our existing, and developing new, products or technologies;

•	the extent to which we invest in new technology, testing and product development;

•	the timing of vendor payments and of the collection of receivables, among other factors affecting our working capital;

•	the exercise of outstanding options or warrants to acquire our common stock;

•	the number and timing of acquisitions and other strategic transactions, if any; and

•	the costs associated with the continued operation, and any future growth, of our business.

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

We expect that we will need to increase our liquidity and capital resources in the fiscal year ending July, 31 2011 (“Fiscal 2011”) and in future periods by one or more measures, which may include reducing operating expenses, raising additional financing through the issuance of debt, equity (whether through our ATM Program or otherwise), or convertible securities, entering into partnerships, licenses, or other arrangements with third parties, reducing the exercise price of outstanding warrants, or through other means, any one of which could reduce the value to us, perhaps substantially, of our technology and its commercial potential.  There is no guarantee that we would be able to obtain capital on terms acceptable to us, or at all. Insufficient funds would result in a material adverse effect on our business and operations and could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or customer requirements, and further may require us to delay, scale back or eliminate some or all of our research and product development programs, license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, or to reduce or cease operations.  If adequate funds are not available when needed, we may be required to significantly modify our business model or cease operations altogether.  Modification of our business model and operations could result in an impairment of assets, which cannot be determined at this time. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and in addition the new equity or debt securities may have rights, preferences and privileges that are superior to those of our existing stockholders.  If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization.

If outstanding options and warrants to purchase shares of our common stock are exercised, or if other shares of our common stock or preferred stock are issued, the interests of our stockholders could be diluted

In addition to 39,749,216 shares of common stock issued and outstanding, we currently have 3,934,350 shares reserved for issuance under equity compensation plans, vested and unvested options, and warrants, with a weighted-average exercise price of approximately $3.52; and 39,900 shares of unvested restricted stock; a total of 3,974,250 shares reserved for issuance.  The exercise of options and warrants, and the sale of shares underlying such options or warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares.  Investors may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under our stock option plans, and options and warrants that may be granted or issued in the future.

The future issuance of common stock or preferred stock may, among other things, decrease existing stockholders’ percentage equity ownership and, depending on the price at which they are issued, could be dilutive to the voting rights of existing stockholders and have a negative effect on the market price of the common stock.

On February 20, 2011, our stockholders approved a proposal to change in our state of incorporation from California to Delaware (the “Reincorporation”) and which includes, among other items, an increase in our authorized common stock from 50,000,000 shares to 100,000,000 shares.  The Reincorporation was consummated on March 24, 2011 and, as a result, our authorized common stock was increased to 100,000,000 shares.  We review and evaluate potential capital raising activities, transactions and other corporate actions on an ongoing basis to determine if such actions would be in the best interests of the Company and our stockholders.  As is true for shares presently authorized but unissued, the future issuance of authorized common stock may, among other things, decrease existing stockholders’ percentage equity ownership and, depending on the price at which such common stock is issued, could be dilutive to the rights, preferences and privileges of existing stockholders and have a negative effect on the market price of our common stock.

In addition to capital raising activities, other possible business and financial uses for our authorized common stock include, without limitation, future stock splits, acquiring other companies, businesses or products in exchange for shares of common stock, attracting and retaining employees by the issuance of additional securities under our various equity compensation plans, or other transactions and corporate purposes that our Board of Directors deems are in the Company’s best interest.  Additionally, shares of common stock could be used for anti-takeover purposes or to delay or prevent changes in control or management of the Company. For example, without further stockholder approval, the Board could sell shares of common stock in a private transaction to purchasers who would oppose a takeover or favor our current Board. Although the increase in authorized shares has been prompted by business and financial considerations and not by the threat of any known or threatened hostile takeover attempt, the effect of the increase in authorized shares could facilitate future attempts by the Company to oppose changes in control of the Company and perpetuate our management, including transactions in which the stockholders might otherwise receive a premium for their shares over then current market prices. We cannot provide assurances that any issuances of common stock will be consummated on favorable terms or at all, that they will enhance stockholder value, or that they will not adversely affect our business or the trading price of our common stock.

Under our Certificate of Incorporation, the Board could also issue 5,000,000 shares of preferred stock on terms determined by the Board.  If any common or preferred stock is issued, the interests of holders of our common stock could be diluted, and shares of preferred stock could be issued in a financing in which investors purchase preferred stock with rights, preferences and privileges that may be superior to those of the common stock, and the market price of our common stock could decline.

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

We have limited product distribution experience, and we expect to rely on third parties who may not successfully sell our products

We have limited product distribution experience and have relied primarily on product distribution arrangements and/or sales and marketing services provided by third parties.  We have also licensed or plan to license our technology to certain third parties for commercialization of multiple applications.  We expect to enter into additional distribution agreements and licensing agreements in the future, and we may not be able to enter into these additional agreements on terms that are favorable to us, if at all. Our future revenues from sales of our products, if any, will depend on the success of the efforts of these third parties, however we may have limited or no control over the distribution activities of these third parties, who could sell competing products and/or may devote insufficient sales efforts to our products.

In years prior to the current fiscal year, we sold SDC concentrate to BASF under an agreement whereby BASF resold the concentrate under its own brand names within the global personal care, household and institutional markets.  During the Nine Months, we terminated this agreement, and we are currently evaluating alternatives for distribution in these markets.  We may not be successful in finding such alternatives on terms and/or on a timeline that is acceptable to us.

In Fiscal 2010, we commenced selling our EPA-registered hard surface disinfectant under the label, IV-7 Ultimate Germ Defense™ (“IV-7”) through an alliance with a Dallas-based sales and marketing organization, Richmont Sciences, LLC (“Richmont”), to U.S. commercial distributors and commercial customers; and in November 2010 we commenced selling our EPA-registered disinfectant/food contact surface sanitizer under the label IV-7 Ultimate Germ Defense for Food Contact Surfaces™ through the same arrangement with Richmont.  In addition, in October 2010 Richmont established distribution of SDC-based products in the Middle East region; however, on April 25, 2011, we communicated to Richmont our intent to terminate our relationship with Richmont for breach, and we currently expect our agreement with Richmont to terminate in late June 2011.  In preparation for the termination of our relationship with Richmont, we developed and obtained EPA registration of our proprietary new brand, PURE™ Hard Surface disinfectant and food contact surface sanitizer to resume direct control of our sales through a restructuring of our sales strategy and operations.  We intend to now market and sell our PURE Hard Surface product into consumer, commercial and institutional markets, including the food processing industry, though both alternative and traditional distribution channels.  In April 2011, we launched the PURE Hard Surface product and have commenced sales.  We are also currently in negotiation with several entities regarding international distribution of our SDC-based disinfectant and water treatment products, although we can not assure you that these negotiations will be successful.  Although we anticipate that resuming direct control of our sales and marketing may result in increased revenue, to do so we must successfully enact various operational changes in our business, including making significant investments in our own sales and marketing organization and expect in some cases to pay sales commissions to sales representatives.  We may not be successful in our efforts to sell the PURE Hard Surface Product, our other existing products or our future products.

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

Our SDC is a platform technology rather than a single use applied technology. As such, products developed from the platform fall under the jurisdiction of multiple U.S. and international regulatory agencies. We currently have EPA registration for our 2400-parts per million (ppm) technical grade SDC concentrate (trade name Axenohl), as well as for our Axen and Axen30 hard surface disinfectant products.  In addition, in August 2009, the EPA published an amendment to the Federal Register establishing a concentration limit for silver in end use solutions eligible for tolerance exemption, specifically in the form of 50 ppm silver dihydrogen citrate. Concurrently with the amendment, the EPA registered our 50 ppm indirect food contact surface sanitizer product.  We subsequently submitted a registration to the EPA to add the food contact surface sanitizer claims to our previously-registered 30 ppm hard surface disinfectant formula, SDC3A.  The EPA registered the disinfectant/sanitizer formula in April 2010, and we immediately filed a federal sub-registration and subsequent state registrations for the disinfectant/sanitizer product.  In addition to the EPA, each of the 50 United States has its own government agencies that regulate the sale or shipment of our products into their state.  By November 2010, the disinfectant/sanitizer product was registered in all 50 states, however there can be no guarantee that a particular state, or any state, will allow the continued sale of any existing SDC-based products, or will allow the sale of any new applications of our products in future periods.

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

Litigation or the actions of regulatory authorities may harm our business or otherwise distract our management

Substantial, complex or extended litigation could cause us to incur major expenditures and would distract our management. For example, lawsuits by employees, former employees, stockholders, partners, customers, or others, or actions taken by regulatory authorities, could be very costly and substantially disrupt our business.  Such lawsuits or actions could from time to time be filed against us and/or or our executive officers and directors.  Such lawsuits and actions are not uncommon, and we cannot assure you that we will always be able to resolve such disputes or actions on terms favorable to us, or that there will be sufficient capital resources available to defend such actions effectively, or at all.

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

We are dependent on our management team and we recently appointed a new Chief Financial Officer

Our success depends largely upon the continued services of our executive officers and other key personnel. Pursuant to the employment laws of the State of California, our executive officers and key personnel could terminate their employment with us at any time without notice and without penalty.

We do not maintain key person life insurance policies on our executive officers or other employees, other than Michael L. Krall, our President, Chief Executive Officer and Interim Chief Financial Officer.  The policy we have on Mr. Krall would likely not provide a benefit sufficient to offset the financial losses resulting from the loss of Mr. Krall’s future services.  The loss of one or more of our executive officers or key employees could seriously harm our business, results of operations, financial condition, and/or the market price of our common stock. We cannot assure you that in such an event we would be able to recruit qualified personnel able to replace these individuals in a timely manner, or at all, on terms acceptable to either us or to any qualified candidate.  In addition, on March 11, 2011, we announced that our former Chief Financial Officer, Andrew Buckland, tendered his resignation from his position as our Chief Financial Officer.  Mr. Buckland also previously served as our Principal Financial Officer and our Principal Accounting Officer.  Mr. Buckland’s last day at the Company was March 25, 2011.  On April 28, 2011, Michael L. Krall was appointed as our Interim Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer, each effective April 28, 2011.  On June 9, 2011, we announced the appointment of Craig Johnson as our Chief Financial Officer, effective August 1, 2011. With his appointment, Mr. Johnson will also serve as our Principal Financial Officer and Principal Accounting Officer.  Concurrent with the effectiveness of Mr. Johnson’s appointment, Michael Krall will relinquish his roles as Interim Principal Financial Officer and Interim Principal Accounting Officer and continue in his role as our President and Chief Executive Officer.  Mr. Johnson has not previously worked with our existing executive management team. We cannot assure you that this management transition will not result in some disruption of our business. If our new Chief Financial Officer is unable to work with our existing management team to implement our strategies, manage our operations and accomplish our objectives, our business, operations and financial results could be impaired.

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

The price of our common stock may be volatile, which may cause investment losses for our stockholders

The price and trading volume of our common stock have historically been volatile.  For example, in the twelve months through June 10, 2011, the closing market price of our common stock ranged from $1.02 per share to $3.06 per share, and the monthly trading volume varied from 1.9 million shares to 15.4 million shares.  In the future, the market price of our common stock may continue to be volatile and could fluctuate substantially due to many factors, including:

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

Following periods of volatility in the market price of a company’s securities, stockholder derivative lawsuits and securities class action litigation are common.  Such litigation, if instituted against us or our officers and directors, could result in substantial costs and a diversion of management’s attention and resources.

Sales of our common stock in our ATM Program, or the perception that such sales may occur, could cause the market price of our common stock to fall

On April 29, 2011, we entered into a Sales Agreement with C. K. Cooper & Company (“CKCC”), an investment banking firm, under which we may issue and sell shares of our common stock for consideration of up to $7.0 million, from time to time in an at the market equity offering program (the “ATM Program”), with CKCC acting as our agent.  As of June 10, 2011, we have sold 2,391,030 shares of our Common Stock for net proceeds of $2,908,000 pursuant to the ATM Program.  Continued sales of our common stock, if any, under the ATM Program will depend upon market conditions and other factors to be determined by us and may be made in negotiated transactions or transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act.  The issuance from time to time of these new shares of common stock, or our ability to issue these new shares of common stock in this offering, could have the effect of depressing the market price of our common stock.

We may not be able to maintain our NASDAQ listing

In April 2008, we obtained a listing for our common stock on the NASDAQ Capital Market.  In order to maintain our listing, we will need to continue to meet certain listing standards that include maintaining minimum thresholds of stockholders’ equity, market value of our listed or publicly held securities, number of publicly held shares, bid price for our common stock, number of stockholders, number of market makers, and our net income.  In addition, certain of our corporate governance policies are required to remain compliant with standards determined, and amended from time to time, by the NASDAQ Stock Market.  If we fail to maintain the standards required now or in future by the NASDAQ Stock Market, our common stock could be delisted.  Such delisting could cause our stock to be classified as “penny stock,” among other potentially detrimental consequences, any of which could significantly impact your ability to sell your shares or to sell your shares at a price that you may deem to be acceptable.

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

Our current federal tax loss carry-forwards will begin expiring in Fiscal 2011 unless previously utilized, and will completely expire in the fiscal year ending July 31, 2029.  In the two fiscal years ending July 31, 2011 and 2012, $3.3 million of our federal net operating loss carry-forwards will expire, and the balance of our current federal net operating loss carry-forwards will expire between July 31, 2018 and July 31, 2029.  Our California tax loss carry-forwards will begin to expire in the year ending July 31, 2014, and will completely expire in the fiscal year ending July 31, 2029.   If we are unable to earn sufficient profits to utilize the carry-forwards by these dates, they will no longer be available to offset future profits, if any.

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

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control and could also limit the market price of our stock

Certain provisions of our charter and by-laws may delay or frustrate the removal of incumbent directors and may prevent or delay a merger, tender offer, or proxy contest involving us that is not approved by our Board, even if such events may be beneficial to the interests of stockholders. For example, our Board, without stockholder approval, has the authority and power to issue 5,000,000 shares of preferred stock and such preferred stock could have voting or conversion rights which could adversely affect the voting power of the holders of our common stock. In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may discourage, delay or prevent certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our charter documents may make it more difficult for stockholders or potential acquirers to initiate actions that are opposed by the then-current board of directors, including delaying or impeding a merger, tender offer, or proxy contest or other change of control transaction involving our company. Any delay or prevention of a change of control transaction could cause stockholders to lose a substantial premium over the then current market price of their shares.

ITEM 4.                      (REMOVED AND RESERVED)

ITEM 6.                      EXHIBITS

A.   Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

2.1
-- Agreement and Plan of Merger, dated March 24, 2011, by and between Pure Bioscience and Pure Bioscience, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, dated March 24, 2011 and filed with the Commission on March 25, 2011.)

3.1
-- Certificate of Incorporation of Pure Bioscience, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, dated March 24, 2011 and filed with the Commission on March 25, 2011.)

3.2
-- Bylaws of Pure Bioscience, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, dated March 24, 2011 and filed with the Commission on March 25, 2011.)

10.1
-- Form of Sales Agreement, dated April 29, 2011. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated April 28, 2011 and filed with the Commission on April 29, 2011.)

31.1	-- Certification of Chief Executive Officer / Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	-- Certification of Chief Executive Officer / Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

Signatures
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE Bioscience, Inc.

By:	/s/ Michael L. Krall
Michael L. Krall President / Chief Executive Officer / Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) June 13, 2011