Form 10-K
period 2011-07-31
PURE BIOSCIENCE, INC.
filed 2011-10-31
CIK 1006028

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2011 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file No. 0-21019

Pure Bioscience, Inc.
(Exact name of registrant as specified in charter)

Delaware	33-0530289
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1725 Gillespie Way
El Cajon, California  92020
(Address of principal executive office, including zip code)

(619) 596-8600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates, as of the last day of the registrant’s second quarter of the fiscal year ended July 31, 2011, was approximately $69,389,216 (computed on the basis of the last trade of the common stock on the NASDAQ Capital Market on January 31, 2011).

As of October 25, 2011, there were 40,955,457 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

Other Information

As used in this Form 10-K, the terms “we”, “us”, “our”, “PURE” and “the Company” refer to Pure Bioscience, Inc. a Delaware corporation, and its subsidiary, on a consolidated basis, unless otherwise stated.

i

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by words such as “if,” “shall,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” or the negative of these terms and other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. Additionally, statements concerning future matters such as the development of new products, sales levels, expense levels, cash flows, future financing matters, future partnering opportunities and other statements regarding matters that are not historical are forward-looking statements.

Although the forward-looking statements in this Annual Report reflect our good faith judgment, based on currently available information, they involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” contained in Part I, Item 1A of this Annual Report. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report on Form 10-K will prove to be accurate. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date we file this Annual Report with the Securities and Exchange Commission, or to conform these statements to actual results or to changes in our expectations. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission after the date we file this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report.

PART I

In this report, all references to “PURE,” “we,” “our,” “us” and the “Company” refer to Pure Bioscience, Inc., a Delaware corporation, and our wholly owned subsidiary.

Item 1.  Business

Overview
We are focused on the discovery, development and commercialization of bioscience products that provide solutions to global health challenges. Our technology platform is based on stabilized ionic silver, and our initial products contain silver dihydrogen citrate, or SDC. SDC is a broad-spectrum, non-toxic antimicrobial. We manufacture and sell SDC-based disinfecting and sanitizing products, which are registered by the Environmental Protection Agency, or EPA, to distributors and end users. We also manufacture and sell various SDC-based formulations to manufacturers for use as a raw material in the production of personal care and other products. We believe our technology platform has potential application in a number of industries, and we have ongoing research and development projects in food processing, agriculture, water treatment, pharmaceuticals, and oil and gas.

Technology Platform
The foundation of our technology platform is a proprietary electrochemical process that allows us to generate ionized silver in the presence of organic acid. This process creates a solution containing stabilized ionic silver that can function as an antimicrobial.  Our initial products contain SDC, which is produced by ionizing silver in citric acid. SDC is non-toxic, non-caustic, colorless, odorless and formulates well with other compounds. We believe that SDC is distinguished from other products in the marketplace because of its superior efficacy and toxicity profiles. We have also produced ionic silver-based molecular entities using other organic acids, and we believe these compounds may provide a platform for future product development.

Business Strategy
Our goal is to become a sustainable company by using our proprietary technology platform to deliver leading antimicrobial products to multiple industries.

Key aspects of our corporate strategy include:
•	Expanding sales and distribution for currently marketed products;
•	Increasing use of SDC in third party products and processes;
•	Establishing strategic alliances to maximize the commercial potential of our technology platform;
•	Developing additional proprietary products and applications; and
•	Protecting and enhancing our intellectual property.

In addition to our current products, we seek to leverage our technology platform to develop new products, enter new markets and establish new partnerships that could potentially generate multiple sources of revenue.

Products
We manufacture and sell SDC-based products for end use, and as a raw material for manufacturing use. Our current products are as follows:

Product Name	Product Use	EPA Registration
PURE® Hard Surface	Disinfectant and sanitizer	SDC3A
Axen™ 30	Disinfectant	Axen30
Silvérion®	Raw material	Not applicable
Axenohl™	Raw material	Axenohl

PURE® Hard Surface
PURE® Hard Surface is our patented and EPA-registered hard surface disinfectant and food contact surface sanitizer. We manufacture both consumer and commercial versions of the product. PURE Hard Surface combines high efficacy and low toxicity with 30-second bacterial and viral kill times and 24-hour residual protection. The product completely kills resistant pathogens such as MRSA and Carbapenem-resistant Klebsiella pneumoniae (NDM-1), and effectively eliminates dangerous fungi and viruses including HIV, Hepatitis B, Hepatitis C, Norovirus, Influenza A, Avian Influenza and H1N1. It also eradicates hazardous food pathogens such as E. coli, Salmonella, Campylobacter and Listeria. PURE Hard Surface delivers broad-spectrum efficacy yet remains classified as least-toxic by the EPA. The active ingredient, SDC, has been designated as Generally Recognized as Safe, or GRAS, for use on food processing equipment, machinery and utensils.

Axen™ 30
Axen™30 is our patented and EPA-registered hard surface disinfectant and is a predecessor product to PURE Hard Surface.  Axen30 is sold by distributors under the private label brands SpectraSan24, PureGreen24, Critical Care, Mother Nature’s Choice, Ag+ainst24 and IV-7. In prior years, we sold this product to other distributors that resold Axen30 under a variety of other private label brands.

Silvérion®
Silvérion® is our patented antimicrobial formulation for use as a raw material in the manufacturing of personal care products. It can be used as either an active ingredient or a preservative. Silvérion is a colorless, odorless and stable solution that provides ionic silver in a water-soluble form. It provides fast acting efficacy at low concentrations against a broad-spectrum of bacteria, viruses, yeast and molds.

Axenohl™
Axenohl™ is our patented and EPA-registered antimicrobial formulation for use as a raw material in the manufacturing of EPA-registered products. Axenohl is a colorless, odorless and stable solution that provides fast acting efficacy against bacteria, viruses and fungi when manufactured into consumer and commercial disinfecting and sanitizing products.

EPA Registrations
We sell our products under the following three EPA registrations: (i) SDC3A, our hard surface disinfectant and food contact surface sanitizer, (ii) Axen30, our hard surface disinfectant, and (iii) Axenohl, our antimicrobial formulation for use as a raw material in the manufacturing of EPA-registered products.

SDC3A Registration
The EPA registration for SDC3A, marketed as PURE Hard Surface, our disinfectant and food contact surface sanitizer, includes the following efficacy claims:

Organism	Kill Time
Pseudomonas aeruginosa	30 seconds
Salmonella enterica	30 seconds
Staphylococcus aureus	2 minutes
Listeria monocytogenes	2 minutes
Vancomycin resistant Enterococcus faecium (VRE)	2 minutes
Methicillin resistant Staphylococcus aureus (MRSA)	2 minutes
Community Associated Methicillin resistant Staphylococcus aureus (CA-MRSA)	2 minutes
Community Associated Methicillin resistant Staphylococcus aureus (CA-MRSA-PVL)	2 minutes
Escherichia coli O157:H7	2 minutes
Acinetobacter baumannii	2 minutes
Campylobacter jejuni	2 minutes
Carbapenem resistant Escherichia coli	2 minutes
Carbapenem resistant Klebsiella pneumoniae	2 minutes
Carbapenem resistant Klebsiella pneumonia, NDM-1 +	2 minutes
Trichophyton mentagrophytes (Athlete’s Foot Fungus)	5 minutes
HIV type 1	30 seconds
Rotavirus	30 seconds
Human Coronavirus	30 seconds
Influenza A (H1N1)	30 seconds
Swine Influenza A (H1N1)	30 seconds
Respiratory Syncytial Virus	30 seconds
Adenovirus Type 2	30 seconds
Avian Influenza A	30 seconds
Influenza A	30 seconds
Hepatitis B Virus (HBV)	60 seconds
Hepatitis C Virus (HCV)	60 seconds
Murine Norovirus	60 seconds
Norovirus	60 seconds
Herpes Simplex Type 1	60 seconds
Rhinovirus	60 seconds
Polio Type 2	60 seconds

The EPA registration for SDC3A also claims 24 hour residual protection against bacteria.

The EPA categorizes the toxicity of antimicrobial products from Category I to Category IV. The following table shows the EPA toxicity categories and required signal words.

Toxicity Category	Signal Word
I	DANGER, POISON
II	WARNING
III	CAUTION
IV	None required

SDC3A is a Category IV product for which no signal words are required.

Axen30 Registration
Axen™30 is a hard surface disinfectant and is a predecessor product to SDC3A. It offers similar broad-spectrum efficacy but less effective kill times. Axen30 is not approved for use on food contact surfaces.

Axenohl Registration
Axenohl is registered as a raw material for the manufacturing of EPA-registered products and as such does not carry specific efficacy claims.

Intellectual Property
Our policy is to pursue patents, pursue trademarks, maintain trade secrets and use other means to protect our technology, inventions and improvements that are commercially important to the development of our business.

We have applied for U.S. and foreign patent protection for our SDC technology. Currently, we own nine patents which have been issued in the U.S. and twenty seven patents which have been issued outside of the U.S. Additionally, we own seventy-one patents pending around the world. The expiration dates for our nine issued U.S. patents begin in 2018 and end in 2024. Additional patent applications may not be granted, or, if granted, may not provide adequate protection to us. We also intend to rely on whatever protection the law affords to trade secrets, including unpatented know-how. Other companies, however, may independently develop equivalent or superior technologies or processes and may obtain patents or similar rights with respect thereto.

Although we believe that we have developed our technology independently and have not infringed, and do not infringe, on the patents of others, third parties may make claims that our technology does infringe on their patents or other intellectual property. In the event of infringement, we may, under certain circumstances, be required to modify our infringing product or process or obtain a license. We may not be able to do either of those things in a timely manner if at all, and failure to do so could have a material adverse effect on our business. In addition, we may not have the financial or other resources necessary to enforce a patent infringement or proprietary rights violation action or to defend ourselves against such actions brought by others. If any of the products we develop infringe upon the patent or proprietary rights of others, we could, under certain circumstances, be enjoined or become liable for damages, which would have a material adverse effect on our business.

We also rely on confidentiality and nondisclosure agreements with our employees, consultants, advisors, licensees and potential partners to protect our technology, intellectual property and other proprietary property. Pursuant to the foregoing and for other reasons, we face the risk that our competitors may acquire information which we consider to be proprietary, that such parties may breach such agreements or that such agreements will be inadequate or unenforceable.

Further, we own the registered trademarks or pending trademark applications for PURE Bioscience®, Powered by SDC Ag+®, Staph Attack®, Staphacide®, Axenohl™, Axen™, Silvérion®, Kinderguard®, Cruise Control®, Nutripure™, Elderguard®, Critterguard® and Innovex®. In addition, we have applications for other trademarks pending around the world, which may or may not be granted.

Scientific Background

Silver as an Antimicrobial
The use of silver as an antimicrobial dates back to ancient times when people used silver vessels to keep water, wine and other beverages fresh. Ancient Egyptians applied thin strips of beaten silver around wounds to avoid infection, and early royalty ate from silver plates and with silver utensils to stay healthy. Silver must be in an ionic form to be effective at killing microorganisms. In the past half-century, silver in colloidal and ionic forms has been used successfully in a wide array of antimicrobial applications, including water purification and topical treatments for burn victims. The short shelf-life of previous ionic silver solutions has limited the development of ionic-silver based antimicrobials. SDC, as a stabilized silver ion complex, has a shelf life of more than a decade because the weak bond of the silver ion to the citric acid allows the ion to remain stable in solution while at the same time making it bioavailable for antimicrobial action.

SDC
SDC is a patented antimicrobial based on a stabilized silver ion complex. SDC is produced by a unique electrochemical process using silver and citric acid. The resulting solution is a colorless, low viscous liquid containing a water soluble silver salt of citric acid.

Mechanisms of Action
The rapid and broad-spectrum efficacy of SDC is attributed to its dual mechanisms of action. SDC can kill microorganisms at both the extracellular and intracellular levels. SDC attracts bacteria because the citric acid is recognized by the organism as a food source. SDC easily enters the microorganism through membrane transport proteins. Once inside the organism, SDC binds to DNA and intracellular proteins causing irreversible damage to the DNA and protein structure. Metabolic and reproductive functions halt, and the organism dies.

SDC can also act on an organism’s outer membrane. Silver ions are highly attracted to sulfur-containing thiol groups found in metabolic and structural proteins bound to the membrane surface. SDC targets these critical proteins and destroys their structure. This disruption of the organism’s membrane function and integrity lyses the membrane and the organism dies.

Viruses are much smaller than bacteria and present fewer target sites on which a biocide can act. The efficacy of SDC against enveloped and non-enveloped viruses comes from its ability to destroy not only the viral envelope, preventing the virus from attaching to a host cell, but also the infectious component of the virus, the nucleic acid.

Safety Profile
Research has shown that silver is an effective antimicrobial and not toxic to humans. In addition, our data shows the components of SDC, ionic silver and citric acid, to be non-toxic, particularly at the low concentrations required to eliminate microorganisms. At higher concentrations, citric acid can be an eye irritant. We have tested a concentrated SDC formulation using standard protocols to measure acute toxicity. Our results demonstrate that there is no toxicity associated with SDC. Acute oral and dermal toxicity was not observed at doses up to and including 5000 mg/kg, indicating lack of toxicity. Data from the eye and skin studies showed only slight irritation and no dermal sensitization.

SDC has been designated Generally Recognized as Safe, or GRAS, when used on food processing equipment, machinery and utensils. A committee of independent experts critically reviewed efficacy and toxicity data for SDC and PURE Hard Surface. The committee found no evidence that SDC demonstrates a hazard to the public when used on food contact surfaces and food-use utensils and therefore concluded this use as GRAS.

Efficacy
Formulations containing SDC provide complete, quick and broad-spectrum antimicrobial efficacy against gram positive and gram negative bacteria, enveloped and non-enveloped viruses, and fungi. In addition to quick kill times, SDC provides residual antimicrobial activity. SDC also provides rapid kill times against multiple drug resistant bacteria including Methicillin-resistant Staphylococcus aureus, or MRSA, Vancomycin resistant Enterococcus faecium, or VRE, Carbapenem resistant Escherichia coli, Carbapenem resistant Klebsiella pneumoniae and Carbapenem resistant Klebsiella pneumoniae, NDM-1. See the section of this Annual Report entitled EPA Registrations for detailed efficacy data.

Natural and Environmentally Responsible
SDC is made of simple and all-natural ingredients: water, citric acid and minute amounts of ionic silver. SDC is non-toxic. The safety profile for silver has been extensively reviewed in public literature and by US government agencies and international organizations including the EPA, the Food and Drug Administration, or FDA, the Agency for Toxic Substances and Disease Registry, the World Health Organization and the National Resource Center for Health Information Technology. There is no evidence of mutagenicity, carcinogenicity, neurotoxicity, reproductive or developmental effects due to silver.

SDC does not harm the environment. If introduced to water systems, the low concentrations of ionic silver in SDC would react with naturally present substances such as chlorides, sulfides and organic matter. These reactions would create insoluble silver complexes and render the silver inert.

SDC is manufactured through a “zero waste” process in which no byproducts are created.

Research and Development
We recognize the importance of innovation to our long-term success. A key aspect of our business strategy is to leverage our technology platform to develop additional proprietary products and applications. We are focused on the development of end use products and raw material formulations derived from our technology platform. We conduct our primary research and development activities in-house and use third-party laboratories to conduct independent testing. We also engage with development partners to perform research and development activities at their own expense for specific products and processes using SDC.

We have developed several new SDC-based products, including a floor cleaner, a dilutable sanitizer and virucide, and skin cleansing wipes. We are in the early stage of introducing these products. In addition, we are continuing development of various other SDC-based products including a dilutable food contact surface sanitizer, hard surface disinfecting wipes and other textile applications, a cleaner/disinfectant product, products for use in the natural gas and petroleum industries, formulations for industrial biofilm control, high level disinfectants, agriculture treatments, food processing aids, food additives and preservatives, water treatment formulations as well as medical device and pharmaceutical products.

Sales and Marketing

Overview
A key aspect of our business strategy is to establish strategic alliances in order to maximize the commercial potential of our technology platform. We seek to form partnerships with industry leaders for a variety of uses and applications of our products and technology. We market and sell disinfecting and sanitizing products, which are registered by the EPA, to distributors and end users. We also market and sell various SDC-based formulations to manufacturers for use as a raw material in the production of personal care and other products. In addition, we license our products and technology to development and commercialization partners.

Alliance and Collaboration Relationships
In the past we have entered into alliance, collaborations and other similar agreements with third parties relating to the distribution and sales of our products. The current status of some of these agreements is discussed below.

Richmont Sciences, LLC
In October 2009, we entered into a nonexclusive alliance agreement with Richmont Sciences, LLC, or Richmont, for Richmont to provide sales and marketing services for certain of our SDC-based products to commercial customers on a worldwide basis. Under the terms of this agreement, we sold our products to third party customers and paid a fee to Richmont based on applicable revenue. In May 2010, Richmont began selling certain of our SDC-based products to consumers through an affiliate company, IV-7 Direct. IV-7 Direct is a network of independent sales associates that utilizes a multi-level sales model. Under the terms of this arrangement, we sold our products directly to Richmont, and Richmont served as our distributor using the IV-7 Direct sales network. In September 2010, we and Richmont entered into a commercial sales dealer agreement with High Scope General Trading, LLC, or High Scope, for High Scope to provide sales and marketing services for certain of our SDC-based products to commercial customers in certain countries, including Saudi Arabia and the United Arab Emirates. We do not have an equity interest in Richmont, IV-7 Direct, or High Scope.

For the year ended July 31, 2011, revenue recognized under these agreements totaled less than $50,000. In June 2011, we terminated our agreements with Richmont, IV-7 Direct, and High Scope. In June 2011, we filed a lawsuit against Richmont for monies owed to us under these agreements.

FTA Bioscience, LLC
In June 2008, we entered into an exclusive collaboration, license and supply agreement with FTA Bioscience, LLC, or FTA. Under the terms of the agreement, we granted FTA a two-year license for the sole purpose of evaluating potential interest in the development and commercialization of certain SDC-based products. In June 2010, we entered into three exclusive license and supply agreements with FTA to develop and commercialize our patented SDC-based technology in wound care, as well as the treatment of nail fungus and athlete’s foot. Under the terms of the agreements, we received three upfront payments of $10,000 each, totaling $30,000. We recognized $10,000 of revenue for the year ended July 31, 2011. We recognized $20,000 of revenue for the year ended July 31, 2010. We are eligible to receive additional milestone payments, as well as royalty payments on net sales.

Competition
The markets for SDC and each of its potential applications are highly competitive. We have a number of competitors that vary in size, scope and breadth of products offered. Such competitors include some of the largest global corporations, and many of our competitors have significantly greater financial resources than we do. We expect to face additional competition from other competitors in the future.

Because SDC is a new technology, our success will depend, in part, upon our ability to achieve a share of our target markets at the expense of established and future products. Even where SDC may have technological competitive advantages over competing products, we, our partners or our distributors, will need to invest significant resources in order to attempt to displace traditional technologies sold by, what are in many cases, well-known international industry leaders. Alternatively, we may pursue partnerships with existing competitors whereby these competitors would incorporate our products into their existing brands. This would reduce the proportion of end-use revenue that would accrue to us. To the extent that we were to grant any existing competitor exclusivity to any field or territory, we would risk having our technology marketed in a manner that may be less than optimal for us. We recognize that innovative marketing methods are required in order to establish our products, and that such methods may not be successful.

Manufacturing
We manufacture and package our disinfectant and sanitizing products as well as various raw material formulations at our corporate headquarters in El Cajon, California. We have previously outsourced some manufacturing and packaging operations to one or more third parties, and may do so in the future where it is economically advantageous; however, we intend to maintain exclusive manufacturing of SDC-based raw material formulations in our facility.

Silver is the primary active ingredient in SDC and is a readily available commodity. The other active and inactive ingredients in our products are readily available from multiple sources.

Government Regulation
Our business is subject to various government regulations relating to the protection of public health and the environment. Among these are laws that regulate the manufacture, storage, distribution and labeling of our products, as well as the use, handling, storage and disposal of certain materials in the manufacturing of our products.

Regulation in the United States
Certain environmental and regulatory matters significant to us are discussed below.

Requirements Imposed by the EPA and Similar State Agencies
We manufacture and sell in the U.S. certain disinfecting products that kill or reduce microorganisms (bacteria, viruses, fungi). The manufacture, labeling, handling and use of these products are regulated by the EPA under the Federal Insecticide, Fungicide, and Rodenticide Act, or FIFRA. We currently sell three products registered by the EPA under FIFRA, certain of which are approved for use on food contact surfaces and others of which are approved for use on non-food contact hard surfaces. EPA product registration requires meeting certain efficacy, toxicity and labeling requirements and paying ongoing registration fees.

Although generally states do not impose substantive requirements different from those of the EPA, each state in which these products are sold requires registration and payment of a fee. California and certain other states have adopted additional regulatory programs applicable to these types of products that, in some cases, impose a fee on total product sales in the state.

We expect the costs and delays in receiving necessary federal and state approvals for these products may increase in the coming years.

Requirements Imposed by Ingredient Legislation
Numerous federal, state and local laws regulate the sale of products containing certain identified ingredients that may impact human health and the environment. Specifically, California has enacted Proposition 65, which requires the disclosure of specified listed ingredient chemicals on the labels of products. None of the ingredients in our products is reportable under Proposition 65.

Requirements Imposed by Other Environmental Laws
A number of federal, state and local environmental, health and safety laws govern the use, handling, storage and disposal of certain materials. Our current manufacturing process for SDC-based products is a “zero waste” process, meaning that no byproducts are created, and we do not use hazardous materials, as defined by applicable environmental laws, in the manufacturing of these products. As such, some of these U.S. environmental laws are not generally applicable to us in their current form. However, these laws may in the future identify as hazardous materials certain materials that we use in our manufacturing processes, or we may opt to or be forced to change our manufacturing procedures in a way that subjects our products or operations to these laws.

Regulation Outside the United States
The commercialization of SDC-based products in countries other than the U.S. requires that we, or companies with whom we partner for such foreign commercialization, obtain necessary approvals of the regulatory authorities in such foreign countries comparable to the EPA, among others. Applicable approval processes and ongoing requirements vary from country to country and may involve more time and expense than that required to obtain approvals for U.S. sales of our products.

Employees
As of October 15, 2011, we employed 25 regular full-time employees. We believe that we have been successful in attracting skilled and experienced personnel, but competition for personnel is intense and there can be no assurance that we will be able to attract and retain qualified personnel in the future. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

Company Information
We were incorporated in the state of California in August 1992 as Innovative Medical Services. In September 2003, we changed our name to Pure Bioscience. In March 2011, we reincorporated in the state of Delaware under the name “Pure Bioscience, Inc.”

Our corporate offices are located at 1725 Gillespie Way, El Cajon, California 92020. Our telephone number is (619) 596-8600. Our website address is www.purebio.com. We make available free of charge on our website our periodic and current reports, proxy statements and other information as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission, or SEC. Information contained on, or accessible through, our website is not part of this report or our other filings with the SEC. Our SEC filings are also available to the public from the SEC’s website at www.sec.gov.

Item 1A.  Risk Factors

You should carefully consider the following information about risks and uncertainties that may affect us or our business, together with the other information appearing elsewhere in this Annual Report on Form 10-K. If any of the following events, described as risks, actually occur, either alone or taken together, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment in our securities. An investment in our securities is speculative and involves a high degree of risk. You should not invest in our securities if you cannot bear the economic risk of your investment for an indefinite period of time and cannot afford to lose your entire investment.There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

Risks Related to Our Business and Industry

We must raise additional capital in order to continue operating our business, and such additional funds may not be available on acceptable terms or at all

We have not generated, and may never generate, significant cash from operations and must raise additional funds in order to continue operating our business. Our cash outflows for operating activities and for investments in patents and fixed assets were $6.4 million in the year ended July 31, 2011 and $5.9 million in the year ended July 31, 2010. Cash outflows may be greater in future periods.

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

We expect that we will need to increase our liquidity and capital resources in the year ending July 31, 2012 and in future periods. Until we can generate a sufficient amount of revenue to finance our cash requirements, which we may never do, we expect to increase our liquidity and capital resources by one or more measures, which may include reducing operating expenses, raising additional financing through the issuance of debt, equity (whether through our ATM Program (as defined below) or otherwise), or convertible securities, entering into partnerships, licenses, or other arrangements with third parties, reducing the exercise price of outstanding warrants, or through other means, any one of which could reduce the value to us, perhaps substantially, of our technology and its commercial potential. There is no guarantee that we would be able to obtain capital on terms acceptable to us, or at all. Insufficient funds would result in a material adverse effect on our business and operations and could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or customer requirements, and further may require us to delay, scale back or eliminate some or all of our research and product development programs, license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, to reduce or cease operations, or otherwise significantly modify our business model or cease operations altogether. Modification of our business model and operations could result in an impairment of assets, which cannot be determined at this time. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and in addition the new equity or debt securities may have rights, preferences and privileges that are superior to those of our existing stockholders. If we incur debt, it may increase our leverage relative to our earnings or to our equity capitalization.

We have a history of losses, we may not achieve or maintain profitability

We had a loss of $8.3 million for the year ended July 31, 2011 and a loss of $6.8 million for the year ended July 31, 2010. As of July 31, 2011, we had an accumulated deficit of approximately $53.6 million. Although we expect to continue to have losses in future periods, we are unable to predict the extent of our future losses or when or if we will become profitable, and it is possible we will never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

Raising additional funds by issuing securities or through collaboration and licensing arrangements, or other issuances of our securities, may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights

We expect that we will need to increase our liquidity and capital resources in the year ending July 31, 2012 and in future periods. We have a history of raising funds through offerings of our common stock, and we may in the future raise additional funds through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements. To the extent that we raise additional capital by issuing equity securities, our stockholders’ ownership will be diluted. Any debt financing we obtain may involve covenants that restrict our operations. These restrictive covenants may include, among other things, limitations on borrowing, specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens on our assets, pay dividends on or redeem our capital stock or make investments. In addition, if we raise additional funds through collaboration and licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to us or relinquish potentially valuable rights to our products or proprietary technologies. We may be required in future collaborations to relinquish all or a portion of our sales and marketing rights with respect to our products or license intellectual property that enable licensees to develop competing products in order to complete any such transaction.

On February 20, 2011, our stockholders approved a proposal to change our state of incorporation from California to Delaware,  the Reincorporation, and increase our authorized common stock from 50,000,000 shares to 100,000,000 shares. The Reincorporation was consummated on March 24, 2011 and, as a result, our authorized common stock was increased to 100,000,000 shares. In addition to capital raising activities, other possible business and financial uses for our authorized common stock include, without limitation, future stock splits, acquiring other companies, businesses or products in exchange for shares of common stock, issuing shares of our common stock to partners in connection with strategic alliances, attracting and retaining employees by the issuance of additional securities under our various equity compensation plans, or other transactions and corporate purposes that our Board of Directors, or Board, deems are in the Company’s best interest. Additionally, shares of common stock could be used for anti-takeover purposes or to delay or prevent changes in control or management of the Company. For example, without further stockholder approval, the Board could sell shares of common stock in a private transaction to purchasers who would oppose a takeover or favor our current Board. We cannot provide assurances that any issuances of common stock will be consummated on favorable terms or at all, that they will enhance stockholder value, or that they will not adversely affect our business or the trading price of our common stock.

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

If outstanding options and warrants to purchase shares of our common stock are exercised, the interests of our stockholders could be diluted

In addition to 40,955,457 shares of common stock issued and outstanding, we currently have 2,700,250 shares reserved for issuance under equity compensation plans for vested and unvested stock options. We also have 1,509,100 shares reserved for issuance on the exercise warrants. We may elect to reduce the exercise price of outstanding warrants as a means of providing additional financing to us. The exercise of options and warrants, and the sale of shares underlying such options or warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under our stock option plans, and options and warrants that may be granted or issued in the future.

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

Any failure to successfully address these risks and uncertainties could seriously harm our business and prospects. We may not succeed given the technological, marketing, strategic and competitive challenges we face. In addition, because of our limited operating history and the early stage of market development for our SDC technology, we have limited insight into trends that may emerge and affect our business. Forecasting future revenues is difficult, especially because our technology is novel, and market acceptance of our products could change rapidly. In addition, our customers and potential customers in the foreseeable future are highly concentrated. Fluctuations in the buying patterns of our current or potential customers could significantly affect the level of our sales on a period to period basis. As a result, our financial results could fluctuate to an extent that may adversely affect our stock price. There are a number of other factors that could cause our financial results to fluctuate unexpectedly, including product sales, the mix of product sales, the cost of product sales, our ability for any reason to be able to meet demand, the achievement and timing of research and development and regulatory milestones, changes in expenses, including non-cash expenses such as the fair value of stock options granted, and manufacturing or supply issues, among other issues.

We are dependent on our core SDC technology and if our efforts to achieve or maintain market acceptance of our core SDC technology are not successful, we are unlikely to attain profitability

We have and are currently focusing substantially all of our time and financial resources in the development and commercialization of our core SDC technology. Although we believe SDC has applications in multiple industries, we expect that sales of SDC will constitute a substantial portion, or all, of our revenues in future periods. Any material decrease in the overall level of sales or expected sales of, or the prices for, SDC, whether as a result of competition, change in customer demand, or any other factor, would have a materially adverse effect on our business, financial condition and results of operations. We are marketing our new antimicrobial silver ion technology to industrial and consumer markets. These products have not yet been accepted into the marketplace, and may never be accepted. In addition, even if our products achieve market acceptance, we may not be able to maintain product sales or other forms of revenue over time if new products or technologies are introduced that are more favorably received than our products, are more cost-effective or otherwise render our products less attractive or obsolete.

We are subject to intense competition

Our SDC-based products compete in highly competitive markets dominated by prominent chemical and pharmaceutical companies. Most of our competitors have been in business for a longer period of time than us, have a greater number of products on the market and have greater financial and other resources than we do. Many of our competitors already have well established brands and distribution capabilities, and in some cases are able to leverage the sale of other products with more favorable terms for products competing with our own. We also have significantly fewer employees than virtually all of our competitors. Furthermore, recent trends in this industry are that large chemical and pharmaceutical companies are consolidating into a smaller number of very large entities, which further concentrates financial, technical and market strength and increases competitive pressure in the industry. If we directly compete with these very large entities for the same markets and/or products, their financial strength could prevent us from capturing a share of those markets. It is possible that developments by our competitors will make our technologies or products noncompetitive or obsolete. Our ability to compete will depend upon our ability, and the ability of our distributors and other partners, to develop brand recognition and novel distribution methods, and to displace existing, established and future products in our relevant target markets. We, or our distributors and partners, may not be successful in doing so, which would have a materially adverse effect on our business, financial condition and results of operations.

We have limited sales, marketing and product distribution experience

We have limited experience in the sales, marketing and distribution of our products and have previously relied primarily on product distribution arrangements and/or sales and marketing services provided by third parties.

We recently developed and obtained EPA registration of our proprietary new brand, PURE™ Hard Surface disinfectant and food contact surface sanitizer, to resume direct control of our sales of this product through a restructuring of our sales strategy and operations. We intend to market and sell our PURE Hard Surface product into consumer, commercial and institutional markets, including the food processing industry, though both alternative and traditional distribution channels. We have recently resumed direct control of our sales and marketing of this product, which requires that we enact various operational changes in our business, including making significant investments in our own sales and marketing organization, and we expect in some cases to pay sales commissions to sales representatives. We may not be able to establish such sales, marketing, and distribution capabilities. If we are not able to successfully sell, market and distribute this product directly, we may seek to establish product distribution arrangements with third parties, which may not be available on terms acceptable to us, if at all.

We expect to rely on third parties to develop SDC-based products, and they may not do so successfully or diligently

We rely in part, and expect to rely in the future, on third parties to whom we license rights to our technology to develop and commercialize products containing SDC for many of the applications for which we believe SDC-based products have, or may have, market opportunities.

Our reliance on these third parties for development activities reduces our control over these activities. In such arrangements, we have relied, and expect in the future to rely, on the third party to fund and direct product development activities and appropriate regulatory filings. Any of these third parties may not be able to successfully develop such SDC-based products due to, among other factors, a lack of capital, a lack of appropriate diligence, insufficient devotion to sales efforts, a change in the evaluation by the third party of the market potential for SDC-based products, technical failures, and poorer than expected results from testing or trial use of any products that may be developed.

If we are unable to successfully develop or commercialize new applications of our SDC technology, our if such efforts are delayed, our operating results will suffer

In addition to its use on inanimate surfaces, we are pursuing applications of our SDC technology as a broad-spectrum antimicrobial for use in human and veterinary healthcare products. Any product developed may be delayed or may never achieve regulatory approval or be commercialized. Delays in achieving regulatory approvals for particular applications of our products could significantly impact our product development costs. If indications are commercialized, we may not receive a share of future revenues that provides an adequate return on our historical or future investment.

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

The industries in which we operate are heavily regulated and we may be unable to compete effectively

We are focused on the marketing and continued development of our SDC antimicrobial technology. We believe that all products derived from our SDC technology, or products that may be derived from our SDC technology in future periods, require or will require approval by government agencies prior to marketing or sale in the U.S. or in foreign markets. Complying with applicable government regulations and obtaining necessary approvals can be, and has historically been, time consuming and expensive, due in part, we believe, to the novel nature of our technology, and regulatory review may involve delays or other actions adversely affecting the development, manufacture, marketing and sale of our products. While we cannot accurately predict the outcome of any pending or future regulatory review processes or the extent or impact of any future changes to legislation or regulations affecting review processes, we expect such processes to remain time consuming and expensive as we, or our partners, apply for approval to make new or additional efficacy claims for current products or to market new product formulations. Obtaining approvals for new SDC-based products in the U.S., or in markets outside the U.S., could take several years, or may never be accomplished.

Our SDC is a platform technology rather than a single use applied technology. As such, products developed from the platform fall under the jurisdiction of multiple U.S. and international regulatory agencies. Our disinfectant and sanitizer products are regulated in the U.S. by the EPA. In addition to the EPA, each of the 50 United States has its own government agencies that regulate the sale or shipment of our products into their state. We have obtained registration for these products from the EPA and all states into which such products are currently marketed and sold. We are required to meet certain efficacy, toxicity and labeling requirements and pay ongoing fees in order to maintain such registrations. We may not be able to maintain these registrations in the future, which may eliminate our continued ability to market and sell our products in some or all parts of the U.S. We also may not be able to obtain necessary registrations with the EPA and applicable states for other SDC disinfectant and sanitizer products that we or our partners may develop, which would limit our ability to sell any such products in the future.

Some potential applications of SDC, such as those aimed at healthcare, veterinary and certain food preparation markets, may require approval by other government agencies prior to marketing or sale in the U.S. or in foreign markets, such as the FDA. Obtaining FDA approval is a complicated and expensive process and such approvals may never be obtained for any SDC products. If FDA approvals are obtained, the approvals may limit the uses for which SDC products may be marketed such that they may not be profitable to us, and the applicable products would be subject to pervasive and continuing regulation by the FDA that could lead to withdrawal of product approvals.

We intend to fund and manage certain of our EPA-regulated product development internally, in conjunction with our regulatory consultants and by partnering with other third parties. We have partnered, or intend to partner, with third parties who are seeking, or intend to seek, approvals to market SDC-based products in markets outside the U.S., and with other third parties who are developing FDA-regulated SDC-based products who, upon such development, would seek FDA approvals of such products. Our ability to market and sell our products is dependent on our and our partners’ ability to obtain and maintain required registrations and approvals of applicable regulatory agencies. Failure by our partners or us to comply with applicable regulations could result in fines, or to the withdrawal of approval for us or our partners and distributors to market our products, in any or all jurisdictions, and/or our failure to successfully commercialize SDC or otherwise achieve revenues from sales of such products.

We are subject to substantial regulation related to quality standards applicable to our manufacturing and quality processes and our failure to comply with applicable quality standards could affect our ability to commercialize SDC products

The EPA and other applicable U.S. and foreign government agencies regulate our and our partners’ systems and processes for manufacturing SDC-based products. These regulations require that we and our partners observe “good manufacturing practices” in order to ensure product quality, safety and effectiveness. Failure by us or our partners to comply with current or future governmental regulations and quality assurance guidelines could lead to temporary manufacturing shutdowns, product recalls or related field actions, product shortages, delays in product manufacturing, and significant cost to us. Efficacy or safety concerns and/or manufacturing quality issues with respect to our products or those of our partners could lead to product recalls, fines, withdrawal of approvals, declining sales, and/or our failure to successfully commercialize SDC or otherwise achieve revenue growth.

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

We are generally unable to raise our product prices to our customers, partners and distributors quickly to maintain our margins, and significant price increases for key inputs could therefore have an adverse effect on our results of operations. Price increases can also result in lost sales, and any inability to supply our customers’ orders can lead to lost future sales to such customers.

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

If we suffer negative publicity concerning the safety or efficacy of our products, our sales may be harmed

If concerns should arise about the safety or efficacy of any of our products that are marketed, regardless of whether or not such concerns have a basis in generally accepted science or peer-reviewed scientific research, such concerns could adversely affect the market for these products. Similarly, negative publicity could result in an increased number of product liability claims, whether or not these claims are supported by applicable law.

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

Legal protections of our intellectual property and proprietary rights afford only limited protection. For instance, we currently own nine U.S. patents related to our SDC technology. The lives of these patents, and any patents that we may obtain in the future, are not indefinite, and the value to us of some or all of our patents may be limited by their term. Additionally, obtaining and maintaining patent protection depends on our compliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements. Furthermore, legal standards relating to the validity, enforceability and scope of patent protection and protections of other intellectual property and proprietary rights in the U.S. are uncertain. Additionally, to the extent that we operate internationally, the laws of foreign countries may not protect our proprietary rights to the same extent as the laws of the U.S. Many countries have a “first-to-file” trademark registration system, which may prevent us from registering or using our trademarks in certain countries if third parties have previously filed applications to register or have registered the same or similar trademarks. If certain of our proprietary rights cannot be, or are not sufficiently, protected by patents and trademark registrations, it could have a material adverse impact on our business and our ability to commercialize or license our technology and products.

Our own efforts to protect our intellectual property and other proprietary rights may also be insufficient. Despite efforts to protect our proprietary rights, our means of protecting such rights may not be adequate and unauthorized parties may attempt to copy aspects of our proprietary technology, obtain and use information that we regard as proprietary, or otherwise misappropriate our intellectual property. In addition, unpatented proprietary rights, including trade secrets and know-how, can be difficult to protect and may lose their value if they are independently developed by a third party or if their secrecy is lost. It is possible that, despite our efforts, competitors or others will create and use products, adopt service names similar to our service names or otherwise violate or misappropriate our proprietary rights. The infringement of such rights could have a material negative impact on our business and on our results of operations.

Litigation may be necessary to enforce our intellectual property and other proprietary rights, which would be expensive and could consume time and other resources. The result of any such litigation may be the court’s ruling that that our patents or other intellectual property rights are invalid and/or should not be enforced. Additionally, even if the validity of such rights is upheld, the court could refuse to stop a third party’s infringing activity on the ground that such activities do not infringe our rights. The U.S. Supreme Court has recently revised certain tests regarding granting patents and assessing the validity of patents to make it more difficult to obtain patents. As a consequence, issued patents may be found to contain invalid claims according to the newly revised standards. Some of our patents may be subject to challenge and subsequent invalidation or significant narrowing of claim scope in a reexamination proceeding, or during litigation, under the revised criteria.

Third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products

Our manufacture, use and sale of SDC-based products may subject us to lawsuits relating to the validity and infringement of patents or other proprietary rights of third parties. Litigation may be costly and time-consuming, and could divert the attention of our management and technical personnel. If we are found to have violated the trademark, trade secret, copyright, patent or other intellectual property or proprietary rights of others, such a finding could result in the need to cease use of a trademark, trade secret, copyrighted work or patented invention in our business and the obligation to pay a substantial amount for past infringement. If the rights holders are willing to permit us to continue to use their intellectual property rights, it may be necessary for us to enter into license arrangements with unfavorable terms and pay substantial amounts in royalty and other license fees. Either having to cease use or pay such amounts could prevent us from manufacturing and selling our products, which could make us much less competitive in our industry and have a material adverse impact on our business, operating results and financial condition.

We may become subject to product liability claims

As a business that manufactures and markets products for use by consumers and institutions, we may become liable for any damage caused by our products, whether used in the manner intended or not. Regardless of merit or potential outcome, product liability claims against us may result in, among other effects, the inability to commercialize our products, impairment of our business reputation, and distraction of management’s attention from our primary business. If we cannot successfully defend ourselves against product liability claims we could incur substantial liabilities. Although we maintain general and product liability insurance, our insurance may not cover potential claims and may not be adequate to indemnify for liabilities that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could harm our business and operating results.

Litigation or the actions of regulatory authorities may harm our business or otherwise distract our management

Substantial, complex or extended litigation could cause us to incur major expenditures and would distract our management. For example, lawsuits by employees, former employees, stockholders, partners, customers, or others, or actions taken by regulatory authorities, could be very costly and substantially disrupt our business. Such lawsuits or actions could from time to time be filed against us and/or or our executive officers and directors. Such lawsuits and actions are not uncommon, and we may not be able to resolve such disputes or actions on terms favorable to us, and there may not be sufficient capital resources available to defend such actions effectively, or at all.

We could be negatively affected as a result of a threatened proxy fight

We recently received a notice from Richmont Corporation, or Richmont, and such notice, the Richmont Notice, announcing its intended nomination of six individuals for election to our Board of Directors at our 2012 annual meeting. In the Richmont Notice, Richmont confirmed its ownership of shares of our common stock, which shares represent less than one half of one percent of our outstanding common stock. If a proxy contest results from these actions by Richmont, our business could be adversely affected because:
•	responding to proxy contests and other actions by insurgent stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees;
•
perceived uncertainties as to our future direction may impact our existing and potential collaborations or strategic relationships and may make it more difficult to attract and retain qualified personnel; and

•	if individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan.

Maintaining compliance with our obligations as a public company may strain our resources and distract management, and if we do not remain compliant our stock price may be adversely affected

Our common stock is registered under the Securities Exchange Act of 1934, or Exchange Act, as amended. It is therefore subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. Both the U.S. Congress and the SEC continue to issue new and proposed rules, and complying with existing and new rules has caused, and will continue to cause, us to devote significant financial and other resources to maintain our status as a public company. In addition, in April 2008 we obtained a listing of our common stock on the NASDAQ Capital Market, adding the additional cost and administrative burden of maintaining such a listing. These additional regulatory costs and requirements will reduce our future profits or increase our future losses, and an increasing amount of management time and effort will be needed to meet our regulatory obligations.

We are required to evaluate our internal control systems in order to allow management to report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002, and our management is required to attest to the adequacy of our internal controls. Recent SEC pronouncements suggest that in the next several years we may be required to report our financial results using new International Financial Reporting Standards, replacing GAAP, which would require us to make significant investments in training, hiring, consulting and information technology, among other investments. All of these and other reporting requirements and heightened corporate governance obligations that we face, or will face, will further increase the cost to us, perhaps substantially, of remaining compliant with our obligations under the Exchange Act and other applicable laws, including the Sarbanes-Oxley Act and the Dodd-Frank Act of 2010. In order to meet these incremental obligations, we will need to invest in our corporate and accounting infrastructure and systems, and acquire additional services from third party auditors and advisors. As a result of these requirements and investments, we may incur significant additional expenses and may suffer a significant diversion of management’s time. There is no guarantee that we will be able to continue to meet these obligations in a timely manner, and we could therefore be subject to sanctions or investigation, or the delisting of our common stock, by regulatory authorities such as the SEC or the NASDAQ Capital Market. Any such actions could adversely affect the market price of our common stock, perhaps significantly.

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

We are dependent on our management team, and we recently appointed a new Chief Financial Officer

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

On June 9, 2011, we announced the appointment of Craig Johnson as our Chief Financial Officer, effective August 1, 2011. With his appointment, Mr. Johnson also serves as our Principal Financial Officer and Principal Accounting Officer. Mr. Johnson has not previously worked with our existing executive management team. This management transition may result in some disruption of our business. If our new Chief Financial Officer is unable to work with our existing management team to implement our strategies, manage our operations and accomplish our objectives, our business, operations and financial results could be impaired.

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

We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management

From time to time we may consider engaging in strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of products, product candidates or technologies. Any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including, among others, exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to develop acquired products, product candidates or technologies, difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel, and inability to retain key employees of any acquired businesses. Accordingly, although we may not choose to undertake or may not be able to successfully complete any transactions of the nature described above, any transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition and prospects.

We may invest or spend our cash in ways with which you may not agree or in ways which may not yield a significant return

Our management has considerable discretion in the use of our cash. Our cash may be used for purposes that do not increase our operating results or market value. Until the cash is used, it may be placed in investments that do not produce significant income or that may lose value. The failure of our management to invest or spend our cash effectively could result in unfavorable returns and uncertainty about our prospects, each of which could cause the price of our common stock to decline.

We may not be able to utilize all, or any, of our tax net operating loss carry-forwards and our future after-tax earnings, if any, could be reduced

At July 31, 2011, we had federal and California tax net operating loss carry-forwards of approximately $64.7 million and $54.6 million, respectively. Utilization of these net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code as well as similar state provisions. These ownership changes may limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since our formation, we have raised capital through the issuance of capital stock on several occasions (both before and after our initial public offering in 1996) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future based upon subsequent disposition. While we believe that we have not experienced an ownership change, the pertinent tax rules related thereto are complex and subject to varying interpretations, and thus complete assurance cannot be provided that the taxing authorities would not take an alternative position.

Our current federal tax loss carry-forwards began expiring in the year ended July 31, 2011 and, unless previously utilized, will completely expire in the year ending July 31, 2030. During the year ended July 31, 2011, $1.42 million of our federal net operating loss carry-forwards expired. In the year ending July 31, 2012, $1.9 million of our federal net operating loss carry-forwards will expire, and the balance of our current federal net operating loss carry-forwards will expire between July 31, 2018 and July 31, 2030. Our California tax loss carry-forwards will begin to expire in the year ending July 31, 2014, and will completely expire in the year ending July 31, 2030. If we are unable to earn sufficient profits to utilize the carry-forwards by these dates, they will no longer be available to offset future profits, if any.

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

Risks Related to our Common Stock

The price of our common stock may be volatile, which may cause investment losses for our stockholders

The price and trading volume of our common stock have historically been volatile. For example, in the twelve months through October 25, 2011, the closing market price of our common stock ranged from $0.64 per share to $2.86 per share, and the monthly trading volume varied from 2.0 million shares to 15.5 million shares. In the future, the market price of our common stock may continue to be volatile and could fluctuate substantially due to many factors, including:

•	actual or anticipated fluctuations in our results of operations;
•	the introduction of new products or services, or product or service enhancements by us or our competitors;
•	developments with respect to our or our competitors’ intellectual property rights or regulatory approvals or denials;
•	announcements of significant acquisitions or other agreements by us or our competitors;
•	the sale by us of our common or preferred stock or other securities, or the anticipation of sales of such securities;
•	sales or anticipated sales of our common stock by our insiders (management and directors);
•	the trading volume of our common stock, particularly if such volume is light;
•	conditions and trends in our industry;
•	changes in our pricing policies or the pricing policies of our competitors;
•	changes in the estimation of the future size and growth of our markets; and, among other factors,
•	general economic conditions.

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

Sales of our common stock in our ATM Program, or the perception that such sales may occur, could cause the market price of our common stock to fall

On April 29, 2011, we entered into a sales agreement with C. K. Cooper & Company, or CKCC, an investment banking firm, under which we may issue and sell shares of our common stock for consideration of up to $7.0 million, from time to time in an at the market equity offering program, or ATM Program, with CKCC acting as our agent. As of October 25, 2011, we have sold 3,557,371 shares of our common stock for net proceeds of $3,757,000 pursuant to the ATM Program. Continued sales of our common stock, if any, under the ATM Program will depend upon market conditions and other factors to be determined by us and may be made in negotiated transactions or transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. Future sales of our common stock are not guaranteed, and there are no firm commitments to receive funding under the ATM Program. The issuance from time to time of these new shares of common stock, or our ability to issue these new shares of common stock in this offering, could have the effect of depressing the market price of our common stock.

We may not be able to maintain our NASDAQ listing

In April 2008, we obtained a listing for our common stock on the NASDAQ Capital Market. In order to maintain our listing, we will need to continue to meet certain listing standards that include maintaining minimum thresholds of stockholders’ equity, market value of our listed or publicly held securities, number of publicly held shares, bid price for our common stock, number of stockholders, number of market makers, and our net income. In addition, certain of our corporate governance policies are required to remain compliant with standards determined, and amended from time to time, by the NASDAQ Stock Market, or NASDAQ.

On September 16, 2011, we received a deficiency letter, the Notification Letter, from NASDAQ notifying us that we no longer meet NASDAQ’s requirements for continued listing on the NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2), the Bid Price Rule, because the minimum bid price of our common stock did not equal or exceed $1.00 at least once over a period of 30 consecutive trading days. NASDAQ explained in the Notification Letter that under NASDAQ Listing Rule 5810(c)(3)(A), we will be afforded 180 calendar days, or until March 14, 2012, to regain compliance with the Bid Price Rule. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least 10 consecutive business days. If we do not regain compliance by March 14, 2012, NASDAQ will provide written notification to us that our common stock will be subject to delisting from the NASDAQ Capital Market. We may, however, be eligible for an additional grace period of 180 calendar days if we satisfy the continued listing requirement for market value of publicly held shares and all other initial listing standards (with the exception of the Bid Price Rule) for listing on the NASDAQ Capital Market, and submit a timely notification to NASDAQ of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary, which would need to be approved by our stockholders.

We are evaluating various actions to pursue to ensure compliance with NASDAQ’s continued listing requirements, and there can be no assurance that we will be able to regain compliance with NASDAQ’s continued listing requirements. If we fail to regain compliance with the Bid Price Rule or otherwise maintain the standards required now or in future by NASDAQ, our common stock could be delisted. Such delisting could cause our stock to be classified as “penny stock,” among other potentially detrimental consequences, any of which could significantly impact your ability to sell your shares of our common stock or to sell your shares at a price that you may deem to be acceptable.

We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future

The continued operation and expansion of our business will require substantial funding. Investors seeking cash dividends in the foreseeable future should not purchase our common stock. We have paid no cash dividends on any of our capital stock to date and we currently intend to retain our available cash to fund the development and growth of our business. Any determination to pay dividends in the future will be at the discretion of our Board and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board deems relevant. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock, which may never occur.

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control and could also limit the market price of our stock

Certain provisions of our charter and bylaws may delay or frustrate the removal of incumbent directors and may prevent or delay a merger, tender offer, or proxy contest involving us that is not approved by our Board, even if such events may be beneficial to the interests of stockholders. For example, our Board, without stockholder approval, has the authority and power to issue 5,000,000 shares of preferred stock and such preferred stock could have voting or conversion rights which could adversely affect the voting power of the holders of our common stock. In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may discourage, delay or prevent certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our charter documents may make it more difficult for stockholders or potential acquirers to initiate actions that are opposed by the then-current board of directors, including delaying or impeding a merger, tender offer, or proxy contest or other change of control transaction involving our company. Any delay or prevention of a change of control transaction could cause stockholders to lose a substantial premium over the then-current market price of their shares.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We lease a facility in El Cajon, California covering a total of approximately 15,000 square feet. This is our primary facility and it includes our corporate offices, research and development laboratory, manufacturing operations and warehouse. Our current lease on this facility expires in December 2014. We also lease approximately 6,500 square feet of additional warehouse space. This facility is located within one mile of our primary facility. Our current lease on this facility expires in November 2012. We also lease other office and warehouse space on a month to month basis.

Item 3.  Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such legal proceedings or claims to which we or our wholly owned subsidiary is a party or of which any of our property is subject that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or results of operations.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information About Our Common Stock
Our commons stock trades on the NASDAQ Capital Market under the symbol “PURE.” Set forth below are the high and low sales prices for our common stock for each full quarterly period within the two most recent fiscal years.

	High	Low
Year Ended July 31, 2011
First Quarter	$3.05	$1.78
Second Quarter	$3.07	$1.89
Third Quarter	$2.22	$1.15
Fourth Quarter	$1.50	$0.70

	High	Low
Year Ended July 31, 2010
First Quarter	$2.18	$1.50
Second Quarter	$2.11	$1.22
Third Quarter	$3.74	$1.27
Fourth Quarter	$3.72	$1.80

Holders
As of October 25, 2011, we had approximately 150 holders of record of our common stock. This does not include beneficial owners holding common stock in street name.

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

Recent Sales of Unregistered Securities
None.

Repurchase of Equity Securities
None.

Information About Our Equity Compensation Plans
The information required under this heading is incorporated herein by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All references to “PURE,” “we”, “our,” “us” and the “Company” refer to Pure Bioscience, Inc. and our wholly owned subsidiary.

The discussion in this section contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “would" or “will” or the negative of these terms or other comparable terminology, but their absence does not mean that a statement is not forward-looking. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which could cause our actual results to differ from those projected in any forward-looking statements we make. Several risks and uncertainties we face are discussed in more detail under “Risk Factors” in Part I, Item 1A of this Annual Report or in the discussion and analysis below. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments, except as required by law. The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

Overview

Company Overview
We are focused on the discovery, development and commercialization of bioscience products that provide solutions to global health challenges. Our technology platform is based on stabilized ionic silver, and our initial products contain silver dihydrogen citrate, or SDC. SDC is a broad-spectrum, non-toxic antimicrobial. We manufacture and sell SDC-based disinfecting and sanitizing products, which are registered by the Environmental Protection Agency, or EPA, to distributors and end users. We also manufacture and sell various SDC-based formulations to manufacturers for use as a raw material in the production of personal care and other products. We believe our technology platform has potential application in a number of industries, and we have ongoing research and development projects in food processing, agriculture, water treatment, pharmaceuticals, and oil and gas.

Our goal is to become a sustainable company by using our proprietary technology platform to deliver leading antimicrobial products to multiple industries. We manufacture and sell SDC-based products for end use, and as a raw material for manufacturing use. Our current products are as follows:

Product Name	Product Use	EPA Registration
PURE® Hard Surface	Disinfectant and sanitizer	SDC3A
Axen™ 30	Disinfectant	Axen30
Silvérion®	Raw material	Not applicable
Axenohl™	Raw material	Axenohl

PURE® Hard Surface
PURE® Hard Surface is our patented and EPA-registered hard surface disinfectant and food contact surface sanitizer. We manufacture both consumer and commercial versions of the product. PURE Hard Surface combines high efficacy and low toxicity with 30-second bacterial and viral kill times and 24-hour residual protection. The product completely kills resistant pathogens such as MRSA and Carbapenem-resistant Klebsiella pneumoniae (NDM-1), and effectively eliminates dangerous fungi and viruses including HIV, Hepatitis B, Hepatitis C, Norovirus, Influenza A, Avian Influenza and H1N1. It also eradicates hazardous food pathogens such as E. coli, Salmonella, Campylobacter and Listeria. PURE Hard Surface delivers broad-spectrum efficacy yet remains classified as least-toxic by the EPA. The active ingredient, SDC, has been designated as Generally Recognized as Safe, or GRAS, for use on food processing equipment, machinery and utensils.

Axen™ 30
Axen™30 is our patented and EPA-registered hard surface disinfectant and is a predecessor product to PURE Hard Surface.  Axen30 is sold by distributors under the private label brands SpectraSan24, PureGreen24, Critical Care, Mother Nature’s Choice, Ag+ainst24 and IV-7. In prior years, we sold this product to other distributors that resold Axen30 under a variety of other private label brands.

Silvérion®
Silvérion® is our patented antimicrobial formulation for use as a raw material in the manufacturing of personal care products. It can be used as either an active ingredient or a preservative. Silvérion is a colorless, odorless and stable solution that provides ionic silver in a water-soluble form. It provides fast acting efficacy at low concentrations against a broad-spectrum of bacteria, viruses, yeast and molds.

Axenohl™
Axenohl™ is our patented and EPA-registered antimicrobial formulation for use as a raw material in the manufacturing of EPA-registered products. Axenohl is a colorless, odorless and stable solution that provides fast acting efficacy against bacteria, viruses and fungi when manufactured into consumer and commercial disinfecting and sanitizing products.

We were incorporated in the state of California in August 1992 as Innovative Medical Services. In September 2003, we changed our name to Pure Bioscience. In March 2011, we reincorporated in the state of Delaware under the name “Pure Bioscience, Inc.” We operate in one business segment.

Recent Developments
We recently received a notice from Richmont Corporation, or Richmont, announcing its intended nomination of six individuals for election to our Board of Directors at our 2012 annual meeting.  In the notice, Richmont confirmed its ownership of shares of our common stock, which represents less than one half of one percent of our outstanding common stock.  If a proxy contest results from these actions by Richmont, our business could be adversely affected. Responding to proxy contests and other actions by insurgent stockholders can be costly and time-consuming, disrupting operations and diverting the attention of management and employees. Perceived uncertainties as to our future direction may impact our existing and potential collaborations or strategic relationships and may make it more difficult to attract and retain qualified personnel. If individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan.

Financial Overview
This financial overview provides a general description of our revenue and expenses.

Revenue
We manufacture and sell SDC-based products for end use, and as a raw material for manufacturing use. We also license our products and technology to development and commercialization partners. Revenue is recognized when realized or realizable and earned. Any amounts received prior to satisfying revenue recognition criteria are recorded as deferred revenue.

Cost of Goods Sold
Cost of goods sold for product sales includes direct and indirect costs to manufacture products, including materials consumed, manufacturing overhead, shipping costs, salaries, benefits and related expenses of operations. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Selling, General and Administrative
Selling, general and administrative expense consists primarily of salaries and other related costs for personnel in business development, sales, finance, accounting, information technology, and executive functions. Other selling, general and administrative costs include product marketing, advertising, and trade show costs, as well as public relations and investor relations, facility costs, and legal, accounting and other professional fees.

Research and Development
Our research and development activities are focused on leveraging our technology platform to develop additional proprietary products and applications. Research and development expense consists primarily of personnel and related costs, product registration expenses, and third-party testing. We expense research and developments costs as incurred.

Other Income (Expense)
Other income (expense) consists of interest income and interest expense, as well as other non-operating transactions.

Results of Operations – Comparison of the Years Ended July 31, 2011 and 2010

Net Product Sales
Net product sales were $454,200 and $1,416,100 for the years ended July 31, 2011 and 2010, respectively.  The decrease of $961,900 was primarily attributable to lower sales to five customers. Specifically, these five customers accounted for $956,000 of net product sales for the year ended July 31, 2010, but only $42,900 for the year ended July 31, 2011.

For the year ended July 31, 2011, one customer accounted for 46% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales is as follows:  90% U.S. and 10% foreign.

For the year ended July 31, 2010, one customer accounted for 28% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales is as follows:  83% U.S. and 17% foreign.

Cost of Goods Sold
Cost of goods sold was $131,400 and $465,100 for the years ended July 31, 2011 and 2010, respectively. The decrease of $333,700 was attributable to decreased net product sales. Gross margin as a percent of net product sales, or gross margin percentage, was 71% and 67% for the years ended July 31, 2011 and 2010, respectively. The increase in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the year ended July 31, 2011 as compared to prior year.

Selling, General and Administrative Expense
Selling, general and administrative expense was $6,520,200 and $5,862,000 for the years ended July 31, 2011 and 2010, respectively. The increase of $658,200 was primarily attributable to increases in marketing and trade show activity, personnel and related costs, and consulting services, as well as professional fees and costs associated with our reincorporation in the State of Delaware.

Research and Development Expense
Research and development expense was $2,179,500 and $1,927,200 for the years ended July 31, 2011 and 2010, respectively. The increase of $252,300 in the year ended July 31, 2011 was primarily attributable to increases in product registration expenses and personnel and related costs, partially offset by decreases in consulting services and laboratory costs and supplies.

Impairment of Capitalized Assets
There were no impairments of capitalized assets for the year ended July 31, 2011. For the year ended July 31, 2010, we wrote off $92,700 of equipment related to a manufacturing development project that was deemed unfeasible. This amount was recorded as an impairment of capitalized assets on our consolidated statements of operations.

Other Income, net
Other income, net was $10,000 and $117,300 for the years ended July 31, 2011 and 2010, respectively. The decrease of $107,300 was primarily attributable to a legal settlement of $110,000 that we received in the year ended July 31, 2010.

Liquidity and Capital Resources
Since our inception, we have financed our operations through public and private offerings of securities, revenue from product sales and license agreements, proceeds from the sale of a division and interest income from invested cash balances. We have a history of recurring losses, and we have incurred a cumulative net loss of $53,609,600.

During the year ended July 31, 2011, we received $277,600 from the issuance of common stock upon the exercise of stock options. We also received $259,100 from the issuance of common stock upon the exercise of warrants.

In April 2011, we entered into a sales agreement with an investment banking firm. Under the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $7,000,000. The sales are made, from time to time, through the investment bank in “at the market” offerings, as defined by the SEC, and are pursuant to our effective shelf registration statement previously filed with the SEC. During the year ended July 31, 2011, we sold 2,636,573 shares of our common stock pursuant to these offerings, for net proceeds of $3,065,200. As of July 31, 2011, we had $3,668,500 remaining on our shelf registration. While future sales of our common stock are not guaranteed, and there are no firm commitments to receive funding under the sales agreement, based on net proceeds received through the date of this report and the historical trading volumes and market prices of our common stock, we believe we may, if desirable, be successful in selling shares of our common stock that will enable us to secure the capital remaining under the sales agreement.

In October 2010, we completed a private placement of 1,080,000 newly issued unregistered shares of our common stock at a price of $2.20 per share. The net proceeds from the private placement were $2,367,100.

During the year ended July 31, 2010, we received $284,400 from the issuance of common stock upon the exercise of stock options. We also received $764,600 from the issuance of common stock upon the exercise of warrants.

In September 2009, we completed a registered direct offering of 1,818,182 shares of our common stock and warrants to purchase 727,272 shares of our common stock. Each share of common stock was sold at a price of $1.65 per share, and investors received warrants to purchase 0.4 shares of common stock at an exercise price of $2.10 per share for each share of common stock purchased in the offering. The net proceeds from this offering were $2,783,200.

As of July 31, 2011, we had $1,793,600 in cash and cash equivalents, and $50,200 in accounts receivable, compared to $2,192,500 in cash and cash equivalents, and $332,500 in accounts receivable as of July 31, 2010. The net decrease in cash and cash equivalents was primarily attributable to the use of cash to fund our operations, partially offset by proceeds from the issuance of common stock through securities offerings, the exercise of stock options and the exercise of warrants. The decrease in accounts receivable was attributable to lower sales for the year ended July 31, 2011 as compared to prior year.

The following table summarizes our contractual obligations as of July 31, 2011.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$93,200	$93,200	-	-	-
Total	$93,200	$93,200	-	-	-

In addition, from time to time we have entered into employment agreements with our executives that, under certain cases, provide for the continuation of salary and certain other benefits if these executives are terminated under specified circumstances. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. As of July 31, 2011, no events have occurred resulting in the obligation of any such payments.

Our future capital requirements depend on numerous forward-looking factors. These factors may include, but are not limited to, the following: the acceptance of, and demand for, our products; our success and the success of our partners in selling our products; our success and the success of our partners in obtaining regulatory approvals to sell our products; the costs of further developing our existing products and technologies; the extent to which we invest in new product and technology development; and the costs associated with the continued operation, and any future growth, of our business. The outcome of these and other forward-looking factors will substantially affect our liquidity and capital resources.

We expect that we will need to increase our liquidity and capital resources by one or more measures. These measures may include, but are not limited to, the following: reducing operating expenses; obtaining financing through the issuance of equity, debt, or convertible securities; entering into partnerships, licenses, or other arrangements with third parties; and reducing the exercise price of outstanding warrants. Any one of these measures could substantially reduce the value to us of our technology and its commercial potential. If we issue equity, debt or convertible securities to raise additional funds, our existing stockholders may experience dilution, and the new equity, debt or convertible securities may have rights, preferences and privileges senior to those of our existing stockholders. There is no guarantee that we would be able to obtain capital on terms acceptable to us, or at all.

If we are unable to obtain sufficient capital, it would have a material adverse effect on our business and operations. It could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or customer requirements. It also may require us to delay, scale back or eliminate some or all of our research and development programs, to license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, or to reduce or cease operations. If adequate funds are not available when needed, we may be required to significantly modify our business model and operations to reduce spending to a sustainable level.

We believe our current efforts to raise capital, our current efforts to market and sell our products, and our ability to significantly reduce expenses, will provide sufficient cash resources to satisfy our needs over the next 12 months. However, we do not yet have, and we may never have, significant cash inflows from product sales or from other sources of revenue to offset our ongoing and planned investments in corporate infrastructure, research and development projects, regulatory submissions, business development activities, and sales and marketing, among other investments. Some or all of our ongoing or planned investments may not be successful. In addition, irrespective of our cash resources, we may be contractually or legally obligated to make certain investments which cannot be postponed.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies and estimates are critical to aid you in understanding and evaluating our reported financial results.

Revenue Recognition
We sell our products to distributors and end users. We record revenue when we sell products to our customers, rather than when our customers resell products to third parties. When we sell products to our customers, we reduce the balance of our inventory with a corresponding charge to cost of goods sold. We do not currently have any consignment sales.

Product sales are recognized when delivery of the products has occurred, title has passed to the customer, the selling price is fixed or determinable, collectability is reasonably assured and we have no further obligations. Any amounts received prior to satisfying these revenue recognition criteria are recorded as deferred revenue. We record product sales net of discounts at the time of sale and report product sales net of such discounts.

We also license our products and technology to development and commercialization partners. License fee revenue consists of product and technology license fees earned. Upfront product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance, if such arrangements require on-going services or performance. Non-refundable amounts received for substantive milestones are recognized upon achievement of the milestone. Any amounts received prior to satisfying these revenue recognition criteria are recorded as deferred revenue.

Share-Based Compensation
We grant equity-based awards under share-based compensation plans. We estimate the fair value of share-based payment awards using the Black-Scholes option valuation model. This fair value is then amortized over the requisite service periods of the awards. The Black-Scholes option valuation model requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and expected life of the option. Share-based compensation expense is based on awards ultimately expected to vest, and therefore is reduced by expected forfeitures. Changes in assumptions used under the Black-Scholes option valuation model could materially affect our net loss and net loss per share.

Impairment of Long-Lived Assets
In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results.

For purposes of testing impairment, we group our long-lived assets at the lowest level for which there are identifiable cash flows independent of other asset groups. Currently, there is only one level of aggregation for our intangible assets. We assess the impairment of long-lived assets, consisting of property, plant, and equipment and our patent portfolio, whenever events or circumstances indicate that the carrying value may not be recoverable. Examples of such events or circumstances include:

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

Recent Accounting Pronouncements
See Note 2 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

Item 8.  Consolidated Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by this Item are set forth at the end of this Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective.

Changes in Our Controls
There were no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2011.

Item 9B.  Other Information

Indemnification Agreements
Effective October 26, 2011, the Company entered into a separate indemnification agreement with each of our current directors and executive officers, or the Indemnitees, consisting of Gregory Barnhill, Dennis Brovarone, John Carbone, Craig Johnson, Michael Krall, Paul Maier and Donna Singer. We believe such indemnification agreements are necessary to attract and retain qualified directors and officers to serve the best interests of the Company and our stockholders.

Under the indemnification agreements, and subject to the terms and conditions set forth therein, each Indemnitee is entitled to be indemnified against all expenses, liability and loss actually and reasonably incurred by or on behalf of Indemnitee in connection with any claims, proceedings or other actions brought against Indemnitee as a result of Indemnitee’s service to the Company to the fullest extent permitted by the Delaware General Corporation Law, other than in connection with (i) proceedings initiated by the Indemnitee against the Company or any of its directors or officers unless the Company has consented to the initiation of such proceeding or (ii) a suit in which judgment is rendered against the Indemnitee pursuant to Section 16(b) of the Exchange Act for an accounting of profits made from the purchase or sale by the Indemnitee of securities of the Company. Additionally, the indemnification agreements also entitle each Indemnitee to advancement of expenses incurred by such Indemnitee in connection with any claim, proceeding or other action in advance of the final adjudication of any such claim, proceeding or other action, provided that, if required by applicable corporate laws, the Indemnitee agrees to reimburse the Company for all such advances if it shall ultimately be determined that the Indemnitee is not entitled to indemnification. The indemnification agreements further provide that each Indemnitee is presumed to be entitled to indemnification, which presumption can be overcome by the Company pursuant to the terms of the indemnification agreements.

The foregoing description of the indemnification agreements entered into with our directors and executive officers is qualified by reference to the full text of the form of indemnification agreement, which agreement is attached as Exhibit 10.9 to this Annual Report.

Executive Employment Agreement with our Chief Financial Officer
As previously reported in our Current Report on Form 8-K, filed with the SEC on June 9, 2011, or the Current Report, we appointed Craig Johnson as our Chief Financial Officer, effective as of August 1, 2011. On October 26, 2011, we entered into an executive employment agreement with Mr. Johnson, which agreement is effective as of August 1, 2011. As stated in the Current Report, Mr. Johnson’s employment agreement is similar to that of our previous Chief Financial Officer. The agreement was approved by our Board of Directors upon the recommendation of the Compensation Committee. The principal terms of the agreement are as follows:

The agreement continues until termination by either the Company or the executive. The agreement provides for an initial base salary of $266,500 (as previously reported in the Current Report) and also provides for an annual bonus target equal to 35% of the executive’s then applicable base salary. Annual bonuses are awarded at the sole discretion of the Compensation Committee and the Board. As previously reported in the Current Report, and as set forth in the agreement, on August 1, 2011, Mr. Johnson received a vested option to purchase 200,000 shares of our common stock at an exercise price equal to the closing price of our common stock as reported by NASDAQ on such date. The employment agreement also provides that the Company will grant Mr. Johnson an additional option to purchase another 200,000 shares of Company common stock with an exercise price equal to the fair market value of the Company’s common stock on the applicable date of grant, which will be the earlier of the 12 month anniversary of Mr. Johnson’s commencement of employment, or upon Mr. Johnson’s next performance review, subject to his continued employment through such date. The additional option will vest in 16 equal quarterly installments over the four year period following the date of grant so that 12,500 shares subject to the additional option shall vest on each three month anniversary of the applicable grant date, subject to Mr. Johnson’s continued services through the applicable vesting dates.

If the employment agreement is terminated by the Company without cause (as defined in the employment agreement) or terminated by the executive for good reason (as defined in the employment agreement), the executive, upon signing a release in favor of the Company, will be entitled to severance pay in the form of a single lump sum cash payment equal to 75% of his then current annual base compensation plus (i) nine months of health and dental insurance in accordance with COBRA for Mr. Johnson and his eligible dependents or (ii) in certain circumstances and in lieu of such continuation of health and dental insurance, additional monthly cash payments equal to the value of such continuation of health and dental insurance. In addition, in the event of a termination for any reason other than by the Company for cause, the agreement provides that all outstanding vested stock options held by the executive at the date of such termination would continue to be exercisable for a period of up to 120 days following such termination, but in no event beyond the maximum permitted expiration date.

The agreement provides that, in the event either the executive’s employment is terminated by the Company without cause within twelve months following a change in control (as defined in the employment agreement), or the executive resigns for good reason within such period, the executive will be entitled to additional severance pay in excess of the amounts described in the preceding paragraph, in an amount equal to a single lump sum payment equal to 100% of the executive’s then current annual base compensation, plus the average annual bonus awarded to the executive for the preceding two fiscal years. In addition, in such event, the vesting of all outstanding stock options then held by the executive would automatically accelerate and all stock options would continue to be exercisable for 12 months, but in no event beyond the maximum permitted expiration date.

The agreement provides for substantially the same definitions of “cause”, “good reason” and “change in control” as are contained in our executive employment agreements with Michael Krall and Donna Singer, which definitions are summarized in the discussion under the heading “Potential Payments Upon Termination or Change of Control” elsewhere in this Annual Report.

The foregoing description of the executive employment agreement with our Chief Financial Officer is qualified by reference to the full text of such agreement, which is attached as Exhibit 10.8 to this Annual Report.

Amendments to Executive Employment Agreements with our Chief Executive Officer and Executive Vice President
On October 26, 2011, we entered into amendment agreements amending our executive employment agreements with Michael Krall, our Chief Executive Officer and Donna Singer, our Executive Vice President. Pursuant to such amendments, the Company may, in certain circumstances and in order to avoid incurring fines or penalties under applicable law (including recently enacted federal healthcare legislation), elect to pay cash payments equivalent to value of the monthly premiums the Company would otherwise pay to provide for the continuation of health and dental insurance for such executives and their eligible dependents following each such executive’s termination without cause or resignation for good reason under such executive’s employment agreement. The amendments do not increase the Company’s severance obligations to such executives under the employment agreements. Rather, the amendments provide the Company with flexibility to avoid fines and penalties that may otherwise be due under applicable law.

The foregoing description of the amendments to our executive employment agreements with our Chief Executive Officer and our Executive Vice President are qualified by reference to the full text of such agreements, which are attached as Exhibits 10.10 and 10.11, respectively, to this Annual Report.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information Regarding the Board of Directors
Pursuant to our bylaws, generally the number of directors is fixed and may be increased or decreased from time to time by resolution of our Board of Directors, or the Board. The Board has fixed the number of directors at six members. Information with respect to the directors of the Company is shown below as of July 31, 2011.

Name	Age	Director Since	Position(s) Held
Gregory H. Barnhill	58	2001	Director
Dennis Brovarone	55	1996	Director
John J. Carbone, MD	49	2009	Director
Michael L. Krall	59	1992	President, CEO, Chairman, Director
Paul V. Maier	63	2008	Director
Donna Singer	41	1998	Executive Vice President, Director

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

Dennis Brovarone   Mr. Brovarone has been practicing corporate and securities law since 1986 and as a sole practitioner since 1990, specializing in U.S. public companies. He was elected to the Board in April 1996, and acted as counsel to the Company at the time of our initial public offering in that year. Mr. Brovarone has served as securities counsel to the Company since that time. Mr. Brovarone has extensive knowledge of U.S. securities law and capital markets, experience in strategic transactions and mergers and acquisitions, technical skills across various industries, and significant understanding of our business and operations which he has acquired through his more than fourteen years of service to the Company.

John J. Carbone, MD   Dr. Carbone is a Board Certified Orthopedic Surgeon and a Fellow of the American Academy of Orthopedic Surgeons. Since 2004, he has served as the Director, Orthopedic Spine Services at Harbor Hospital in Baltimore, MD. Dr. Carbone earned a bachelor's degree in engineering from The United States Merchant Marine Academy in 1983. He served as a marine engineer for Military Sealift Command until 1988, and as a lieutenant in the United States Naval Reserve until 1993. He received his medical degree from the University of Maryland School of Medicine in 1992, and completed his orthopedic residency training and his reconstructive spinal surgery fellowship at The Johns Hopkins Hospital. Dr. Carbone has been a senior officer of two privately held orthopedic research and design companies, and is the inventor of several patented orthopedic devices and methods. Dr. Carbone has significant knowledge of the medical device market and FDA regulatory processes and of business operations, which provides the Board with important insights into the Company’s business strategies and opportunities. In addition, Dr. Carbone has extensive contacts in the medical field and with medical device and pharmaceutical corporations.

Michael L. Krall   Mr. Krall is the Company’s founder. Additionally, he has held the positions of President, CEO and Chairman of the Board since 1993, and is an inventor or co-inventor on the majority of our SDC patent portfolio. Mr. Krall has unparalleled knowledge of our technology, our operations and our relationships with our partners, which he has acquired through his more than seventeen years of service to, and leadership of, the Company. The Board also believes that Mr. Krall’s leadership ability and commitment to excellence make him well suited to serve as Chairman of our Board.

Paul V. Maier   Since November 2009, Mr. Maier has served as Chief Financial Officer of Sequenom, Inc., a life sciences company based in San Diego. Previously, he served as Vice President, Chief Financial Officer and became Senior Vice President, Chief Financial Officer of Ligand Pharmaceutical Inc., a biotechnology company, from 1992 to 2007. Prior to Ligand Pharmaceutical, Mr. Maier served as Vice President, Finance at DFS West, a division of DFS Group, L.P., a private multinational retailer from October 1990 to October 1992. From February 1990 to October 1990, Mr. Maier served as Vice President and Treasurer of ICN Pharmaceuticals, Inc., a pharmaceutical and biotechnology research products company. Mr. Maier held various positions in finance and administration at SPI Pharmaceuticals, Inc., a biotechnology company and a publicly held subsidiary of ICN Pharmaceuticals Group, from 1984 to 1988, including Vice President, Finance from February 1984 to February 1987. Mr. Maier earned an M.B.A. from Harvard Graduate School of Business and a B.S. from Pennsylvania State University. Mr. Maier also serves on the boards of directors of International Stem Cell Corp. and Talon Therapeutics, Inc., both publicly-held biotechnology companies. Mr. Maier has a deep knowledge and understanding of financial operations and regulatory environments, through his service in senior management positions of U.S. public companies in the life sciences industry. Additionally, his service on other public company boards combined with his business acumen and judgment provide our Board with valuable accounting, financial and operational expertise and leadership.

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

Audit Committee
The Audit Committee currently consists of three non-employee directors: Mr. Maier (chair), Mr. Barnhill and Mr. Carbone. The Board has determined that each member of the Audit Committee is “independent” as defined by the applicable NASDAQ rules and regulations of the SEC, and that Mr. Maier qualifies as an “audit committee financial expert” as defined in such regulations.

Code of Business Conduct and Ethics
The Board has adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees. The Code of Business Conduct and Ethics is available on the corporate governance section of our website, www.purebio.com. The Code of Business Conduct and Ethics contains general guidelines for conducting the business of our company consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002, and Item 406 of Regulation S-K promulgated by the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. We are not aware of any shareholders that own greater than ten percent of our outstanding common stock. Our officers and directors are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and representations that no other reports were required during the year ended July 31, 2011, our officers and directors were in compliance with all applicable Section 16(a) filing requirements.

Information Regarding Executive Officers
Information with respect to our named executive officers for the year ended July 31, 2011 is shown below as of July 31, 2011. To the extent that any named executive officer is also serving as a member of the Board, then such named executive officer’s biography is set forth under “Information Regarding the Board of Directors” above.

Name	Age	Position(s) Held	Position(s) Held Since
Michael L. Krall	59	President, CEO, Chairman, Director	1992
Andrew J. Buckland	48	CFO, Principal Accounting Officer	2005
Donna Singer	41	Executive Vice President, Director	1998

Andrew J. Buckland   Mr. Buckland served as our Chief Financial Officer from 2005 until his resignation in March 2011.

Information Regarding Executive Officers Subsequent to July 31, 2011

Effective August 1, 2011, Craig Johnson serves as the Company’s Chief Executive Officer. Mr. Johnson’s biography is set forth below.

Craig Johnson has served as our Chief Financial Officer since August 2011. In 2010 and 2011, he served as Senior Vice President and Chief Financial Officer of NoveDel Pharma Inc. Mr. Johnson served as Vice President and Chief Financial Officer of TorreyPines Therapeutics, Inc. from 2004 to 2010. He was employed by MitoKor, Inc. from 1994 to 2004, and last held the position of Chief Financial Officer and Senior Vice President of Operations. Prior to MitoKor, Mr. Johnson served as a senior financial executive for several early-stage technology companies, and he also practiced as a Certified Public Accountant with Price Waterhouse. Currently, Mr. Johnson is a member of the board of directors of Ardea Biosciences, Inc. and Adamis Pharmaceuticals Corporation, which are both publicly-traded biotechnology companies. He also serves as chairman of the audit committees for each company. Mr. Johnson received his BBA in accounting from the University of Michigan and is a certified public accountant.

Item 11.  Executive Compensation

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

Summary Compensation Table
The following table sets forth a summary of cash and non-cash compensation awarded, earned or paid for services rendered to us during the years ended July 31, 2011 and July 31, 2010 by our named executive officers, consisting of (i) each individual serving as principal executive officer during the year ended July 31, 2011, and (ii) our two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers during the year ended July 31, 2011.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)(2)	Stock Option Awards ($)(3)	All Other Compensation ($)(4)		Total Compensation ($)
Michael L. Krall	2011	$368,115	$97,500	-	$13,956	(5)	$479,571
President and Chief	2010	$300,000	-	$589,889	$13,536	(5)	$903,425
Executive Officer

Andrew J. Buckland (6)	2011	$166,346	$51,187	-	$36,538	(7)	$254,071
Chief Financial Officer	2010	$225,000	-	$235,955	$623		$461,578

Donna Singer	2011	$214,615	$45,500	-	$4,320		$264,435
Executive Vice President	2010	$200,000	-	$235,955	$7,736	(8)	$443,691

(1)	Represents actual salary paid during the respective fiscal years.

(2)	Amounts reflect bonuses actually paid in the respective fiscal years.

(3)
During the year ended July 31, 2011 there were no stock option awards granted to our named executive officers. Amounts for the year ended July 31, 2010 reflect the grant date fair value for financial statement reporting purposes with respect to stock options granted during the year ended July 31, 2010, calculated in accordance with authoritative guidance. All the assumptions for the stock options granted during the year ended July 31, 2010 are included in Note 6 to the audited consolidated financial statements set forth in Part II, Item 8 of this Annual Report.

(4)	Amount includes the cost of benefits paid by the Company on behalf of each executive officer for health, dental, vision and life insurance.

(5)	Amount includes a $6,000 vehicle allowance for each fiscal year.

(6)	Mr. Buckland resigned as our Chief Financial Officer in March 2011.

(7)	Amount includes $36,098 representing accrued vacation paid to Mr. Buckland upon his resignation in March 2011.

(8)	Amount includes $3,846, representing compensation received in lieu of accrued vacation.

Outstanding Equity Awards at Year-End
The following table provides a summary of equity awards outstanding at July 31, 2011, for each of our named executive officers. There were no outstanding unvested shares of restricted stock held by our named executive officers as of July 31, 2011.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Michael L. Krall	50,000	-		$3.00	05/23/12
	50,000	-		$5.70	04/09/13
	100,000	100,000		$2.34	05/14/14
	50,000	150,000	(2)	$3.09	05/06/20

Donna Singer	50,000	-		$3.00	05/23/12
	50,000	-		$5.70	04/09/13
	40,000	40,000		$2.34	05/14/14
	20,000	60,000	(2)	$3.09	05/06/20

(1)
All stock options for our named executive officers issued prior to the year ended July 31, 2009 were fully vested as of July 31, 2011. All stock options for our named executive officers issued during the years ended July 31, 2011 and 2010 vest annually over four years.

(2)
During the year ended July 31, 2011 there were no stock option awards granted to our named executive officers. During the year ended July 31, 2010, the Compensation Committee granted 200,000 options to Mr. Krall, and 80,000 options to Ms. Singer. The grant date fair value of awards granted in the year ended July 31, 2010 was $589,889 and $235,555 for Mr. Krall and Ms. Singer, respectively. The options vest over four years and have a ten-year term. The determination of the grant date fair value of the awards is further detailed in the notes to the audited consolidated financial statements set forth in Part II, Item 8 of this Annual Report.

Employment Agreements and Arrangements
On October 12, 2009, the Company entered into employment agreement~~s~~ with Michael Krall, our President and Chief Executive Officer, and Donna Singer, our Executive Vice President. The agreements were approved by the Board upon the recommendation of the Company’s Compensation Committee, and were filed as exhibits to our report on Form 10-K for the year ended July 31, 2009. Each agreement continues until termination by either the Company or the executive.

The agreements provide for initial base salary at the following annual rates: Mr. Krall, $300,000; and Ms. Singer, $200,000. The annual base salary is subject to periodic and customary review for increase by the Board or Compensation Committee. Each agreement provides that the executive will be eligible for equity compensation grants. Each agreement also provides for, as applicable, annual bonus targets equal to a percentage of the executive’s then applicable base salary, at the following rates: Mr. Krall, 50%; Ms. Singer, 35%. Equity compensation grants and annual bonuses are awarded at the sole discretion of the Compensation Committee and the Board. See the discussion under the heading “Potential Payments Upon Termination or Change of Control” elsewhere in this Annual Report for additional information regarding our employment agreements.

Potential Payments Upon Termination or Change in Control
We have entered into employment agreements with Michael Krall, our President and Chief Executive Officer, and Donna Singer, our Executive Vice President. In each case, if the employment agreement is terminated by the Company without cause (as defined in the employment agreements) or terminated by the executive for good reason (as defined in the employment agreements), the executive, upon signing a release in favor of the Company, will be entitled to severance pay in the form of a single lump sum cash payment. In the case of Mr. Krall, such severance payment equals 150% of his then current annual base compensation plus (i) eighteen months of health and dental insurance in accordance with COBRA, for Mr. Krall and his eligible dependents or (ii) in certain circumstances and in lieu of such continuation of health and dental insurance, additional monthly cash payments equal to the value of such continuation of health and dental insurance. In the case of Ms. Singer, such severance payment equals 100% of her then current annual base compensation, plus (i) twelve months of health and dental insurance in accordance with COBRA, for Ms. Singer and her eligible dependents or (ii) in certain circumstances and in lieu of such continuation of health and dental insurance, additional monthly cash payments equal to the value of such continuation of health and dental insurance. In addition, in the event of a termination for any reason other than by the Company for cause, each agreement provides that all outstanding vested stock options held by the executive at the date of such termination would continue to be exercisable for a period of up to 120 days following such termination, but in no event beyond the maximum permitted expiration date.

The agreements provide that, in the event either the executive’s employment is terminated by the Company without cause within twelve months following a change in control (as defined in the employment agreements), or the executive resigns for good reason within such period, the executive will be entitled to additional severance pay in excess of the amounts described in the preceding paragraph, in each case in an amount equal to a single lump sum payment equal to 100% of the executive’s then current annual base compensation, plus the average annual bonus awarded to the executive for the preceding two fiscal years. In addition, in such event, the vesting of all outstanding stock options then held by each executive would automatically accelerate and all stock options would continue to be exercisable for 12 months, but in no event beyond the maximum permitted expiration date.

In summary, “cause” is defined in each employment agreement as the commission by the executive of an act of fraud or another felony, or gross misconduct resulting in a material adverse effect on the Company; refusal by the executive to perform their duties under the agreement or to otherwise breach the agreement, or the executive’s breach of other key agreements with the Company. The employment agreements define “good reason” as a material reduction of the executive’s base salary or target bonus percentage; a material reduction by the Company of the executive’s authority, duties or responsibilities; a relocation of the Company’s offices that requires an increase in the executive’s one-way driving distance of more than fifty miles; a material diminution in the authorities, duties or responsibilities of the supervisor to whom the executive is required to report (or, in the case of Mr. Krall, a requirement that Mr. Krall report to another person other than the Board); a material breach of the agreement by the Company; or a material diminution in the budget over which the executive retains authority. A “change in control” is defined in the employment agreements as the closing of the sale, transfer or other disposition of all or substantially all of the Company’s assets or the exclusive license of substantially all of the intellectual property of the Company; the consummation of a merger or consolidation of the Company with or into another entity; the closing of the acquisition of beneficial ownership of 30% or more of the outstanding voting stock of the Company; or if individuals who, on the effective date of the agreement are members of the Board, or are nominees of such Board members, cease to constitute at least a majority of the members of the Board.

Code Section 162(m) Provisions
Section 162(m) of the U.S. Internal Revenue Code, the Code, generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to the Chief Executive Officer or any of the four most highly compensated officers. Performance-based compensation arrangements may qualify for an exemption from the deduction limit if they satisfy various requirements under Section 162(m). Although we consider the impact of this rule when developing and implementing our executive compensation programs, we believe it is important to preserve flexibility in designing compensation programs. Accordingly, we have not adopted a policy that all compensation must qualify as deductible under Section 162(m) of the Code. While our stock options are intended to qualify as "performance-based compensation" (as defined by the Code), amounts paid under our other compensation programs may not qualify as such.

Executive Compensation Matters Subsequent to July 31, 2011
On June 6, 2011, the Company appointed Craig Johnson as the Chief Financial Officer, effective August 1, 2011. Mr. Johnson will also serve as the Company’s Principal Financial Officer and Principal Accounting Officer. Mr. Johnson will earn a salary of $266,500 per year and be eligible to participate in any bonus programs that may be established for executive officers or employees. In addition, Mr. Johnson was granted an option to purchase 200,000 shares of common stock at fair market value calculated at the commencement of employment, and will be granted an additional option to purchase 200,000 shares of common stock at fair market value on the date of grant which will occur within twelve months following his commencement of employment, or at his next performance review, whichever comes first, contingent upon his continued employment with us. In connection with Mr. Johnson’s appointment, the Company entered into an employment agreement with Mr. Johnson which is filed as an exhibit to this Annual Report.

Compensation of Directors
The following table shows amounts earned in the year ended July 31, 2011 by each of our directors who are not named executive officers.

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)(3)	Option Awards ($)(3)(4)	All Other Compensation ($)		Total Compensation ($)
Gregory H. Barnhill	$38,000	$27,398	-	-		$65,398
Dennis Brovarone	$28,750	-	$28,904	$60,000	(5)	$117,654
John J. Carbone, MD	$31,750	$27,398	-	-		$59,148
Paul V. Maier	$55,250	$27,398	-	-		$82,648

(1)
Directors Michael L. Krall, our President and Chief Executive Officer, and Donna Singer, our Executive Vice President, are not included on this table as they receive no compensation for being directors. The compensation received by Mr. Krall and Ms. Singer as executives is shown in the Summary Compensation Table.

(2)
Amounts reflect the grant date fair value for financial statement reporting purposes with respect to restricted stock grants issued during the year ended July 31, 2011. All assumptions for these calculations are included in Note 6 to the audited consolidated financial statements set forth in Part II, Item 8 of this Annual Report. During the year ended July 31, 2011, Mr. Barnhill, Dr. Carbone, and Mr. Maier elected to receive shares of our common stock, vesting one year from their grant, in lieu of options to purchase common stock.

(3)
The aggregate number of stock awards outstanding at July 31, 2011 for each independent director was as follows:  Mr. Barnhill, 13,300; Mr. Brovarone, zero; Dr. Carbone, 13,300; and Mr. Maier, 13,300. The aggregate number of option awards outstanding at July 31, 2011 for each independent director was as follows: Mr. Barnhill, zero; Mr. Brovarone, 180,000; Dr. Carbone, 50,000; and Mr. Maier, 150,000.

(4)
Amount reflects the grant date fair value for financial statement reporting purposes with respect to stock options granted during the year ended July 31, 2011. All assumptions for these calculations are included in Note 6 to the audited consolidated financial statements set forth below in Part II, Item 8 of this Annual Report.

(5)	Amount represents fees paid for services to the Company as securities counsel.

Each year, our Board has historically approved, at its discretion, an annual option or stock grant for directors; generally in the second calendar quarter of the year. Our Compensation Committee makes recommendations to the Board, which approves option and stock grants to directors.

During the year ended July 31, 2011, one of our independent directors was awarded an option to purchase 20,000 shares of common stock with an exercise price of $2.13 and a ten-year term, vesting after one year; and three of our independent directors each elected to receive 13,300 shares of common stock, restricted for one year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information regarding the beneficial ownership of our common stock as of October 25, 2011, the Evaluation Date, by: (i) each of our directors, (ii) each of our named executive officers and (iii) all such directors and executive officers as a group. We know of no other person or group of affiliated persons who beneficially own more than five percent of our common stock. The table is based upon information supplied by our officers, directors and principal shareholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the shareholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Applicable percentages are based on 40,955,457 shares outstanding as of the Evaluation Date, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable within 60 days of the Evaluation Date. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name (1)	Number of Shares Beneficially Owned		Percent of Common Stock
Gregory H. Barnhill	704,589	(2)	1.72%
Dennis Brovarone	435,141	(3)	1.06%
John J. Carbone, MD	147,750	(4)	0.36%
Michael L. Krall	1,786,796	(5)	4.31%	(2)
Paul V. Maier	205,400	(6)	0.50%
Donna Singer	632,755	(7)	1.54%
All of our executive officers and directors as a group (6 persons)	3,912,431	(8)	9.29%

(1)	The address for each person listed in the table is c/o Pure Bioscience, Inc., 1725 Gillespie Way, El Cajon, California 92020.
(2)	Consists of 704,589 shares of common stock held directly by Mr. Barnhill.
(3)
Consists of (a) 180,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and (b) 255,141 shares of common stock held directly by Mr. Brovarone.

(4)
Consists of (a) 50,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and (b) 97,750 shares of common stock held directly by Dr. Carbone.

(5)
Consists of (a) 505,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and (b) 1,281,796 shares of common stock held directly by Mr. Krall.

(6)
Consists of (a) 150,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and (b) 55,400 shares of common stock held directly by Mr. Maier.

(7)
Consists of (a) 260,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and (b) 372,755 shares of common stock held directly by Ms. Singer.

(8)
Consists of (a) 1,145,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and (b) 2,767,431 shares of common stock held directly by all directors and executive officers as a group.

Equity Compensation Plan Information
We have the following active equity incentive plan, the Plan, pursuant to which options to acquire common stock or restricted stock awards have been granted: 2007 PURE Bioscience Equity Incentive Plan. Approved by our shareholders in April 2007, the Plan has a share reserve of 5,000,000 shares of common stock. The Plan provides for the grant of incentive and non-qualified stock options, as well as stock appreciation rights, common stock awards, restricted stock units, performance units and shares, and other stock-based awards. Eligible participants include employees, directors, officers and advisors, although incentive stock options generally may be granted only to employees.

All equity incentive plans are administered by the Compensation Committee. The exercise price for stock options is always at or above the fair market value of our common stock on the date the award is granted. Fair market value is defined by the Plan and is based on prevailing market prices of our common stock as reported by the NASDAQ Stock Market. The term of stock options granted, and their vesting schedules, are determined by the Compensation Committee, subject to any limitations defined in the Plan. The Compensation Committee also determines the vesting of other, non-option, stock awards.

The following table sets forth, as of July 31, 2011, information with respect to our equity compensation plans, and with respect to certain other options and warrants.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	2,700,250	$2.63	1,921,050
Equity compensation plans not approved by stockholders	-	-	-
Total	2,700,250	$2.63	1,921,050

(1)	Includes options only.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions
Since the beginning of the year ended July 31, 2011, there has not been, nor is there currently proposed, any transaction or series of transactions to which we were or are a party, in which the amount involved exceeds $120,000 and in which any director or executive officer or members of such person’s immediate family had or will have a direct or indirect material interest. We are not aware of any beneficial holder of more than 5% of our outstanding common stock, and therefore believe that there are no reportable transactions with such persons or entities.

Procedures for Approval of Related Party Transactions
Pursuant to the charter of our Audit Committee, all transactions between us and any of our directors, executive officers or related parties are subject to review by our Audit Committee.

Director Independence
The Board annually determines the independence of each director, based on the independence criteria set forth in the listing standards of the NASDAQ Stock Market, or NASDAQ. In making its determinations, the Board considers all relevant facts and circumstances brought to its attention as well as information provided by the directors and a review of any relevant transactions or relationships between each director or any member of his or her family, and the Company, its senior management or the Company’s independent registered public accounting firm. Based on its review, the Board has determined that Greg Barnhill, Dennis Brovarone, John Carbone and Paul Maier are each independent under the NASDAQ criteria for independent board members, and that each member of the standing committees of the Board is independent under NASDAQ independence standards for each such committee.

Item 14.  Principal Accounting Fees and Services

Independent Registered Public Accounting Firm’s Fee Summary
The following table provides information regarding the fees billed to us by Mayer Hoffman McCann P.C. for the years ended July 31, 2011 and 2010. All fees described below were approved by the Board or the Audit Committee:

	For the years ended July 31,
	2011	2010
Audit Fees (1)	$131,600	$212,000
Audit-Related Fees (2)	38,100	-
Tax Fees (3)	9,400	7,800
All Other Fees (4)	1,000	-
Total Fees	$180,100	$219,800

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

(2)
Audit Related Fees consist of amounts billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. Amounts for the year ended July 31, 2011 included fees incurred related primarily to the at the market financing further detailed in the notes to the audited consolidated financial statements set forth in Part II, Item 8 of this Annual Report.

(3)	Tax Fees consist of amounts billed for services in connection with the preparation of our federal and state tax returns.

(4)
All Other Fees consist of amounts billed for other permissible work by Mayer Hoffman McCann P.C. that is not included in the above category descriptions. Amounts for the year ended July 31, 2011 included fees incurred related to the Securities and Exchange Commission comment letters received in May 2011.

Pre-Approval Policies and Procedures
Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval. Any proposed services not included within the list of pre-approved services or any proposed services that will cause the Company to exceed the pre-approved aggregate amount requires specific pre-approval by the Audit Committee. All audit fees, audit-related fees, tax fees, and other fees listed in the table above were approved by the Audit Committee pursuant to its pre-approval policies and procedures.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	(1) The List of Financial Statements are filed as Item 8 of Part II of this Form 10-K.

(2) Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) List of Exhibits. The following exhibits are filed as part of this Annual Report pursuant to Item 601 of Regulation S-K:

2.1	(1)	-- Agreement and Plan of Merger, dated as of March 24, 2011, by and between Pure Bioscience and Pure Bioscience, Inc.

3.1	(2)	-- Certificate of Incorporation

3.2	(3)	-- Bylaws

4.1	(4)	-- Form of Investor Warrant

4.2	(5)	-- Form of Investor Warrant

4.3	(6)	-- Form of Investor Warrant

4.4	(7)	-- Form of Placement Agent Warrant

10.1	(8)	-- PURE Bioscience 2007 Equity Incentive Plan

10.2	(9)	-- Placement Agent Agreement, dated as of April 28, 2009, by and between Pure Bioscience and Axiom Capital Management, Inc.

10.3	(10)	-- Placement Agent Agreement, dated as of August 3, 2009, by and between Pure Bioscience and Rodman & Renshaw, LLC

10.4	(11)	-- Amended and Restated Employment Agreement by and between Pure Bioscience and Michael L. Krall, dated October 12, 2009

10.5	(12)	-- Employment Agreement by and between Pure Bioscience and Andrew Buckland, dated October 12, 2009

10.6	(13)	-- Employment Agreement by and between Pure Bioscience and Donna Singer, dated October 12, 2009

10.7	(14)	-- Sales Agreement, dated as of April 29, 2011, by and between Pure Bioscience, Inc. and C.K. Cooper & Company, Inc.

10.8		-- Employment Agreement by and between Pure Bioscience, Inc. and Craig Johnson, dated October 26, 2011*

10.9		-- Form of Indemnification Agreement*

10.10		-- Amendment to Amended and Restated Employment Agreement by and between Pure Bioscience, Inc. and Michael L. Krall, dated October 26, 2011*

10.11		-- Amendment to Employment Agreement by and between Pure Bioscience, Inc. and Donna Singer, dated October 26, 2011*

14.1	(15)	-- Code of Business Conduct and Ethics

21.1	(16)	-- Subsidiaries of the Registrant

23.0		-- Consent of Mayer Hoffman McCann P.C.*

31.1		-- Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2		-- Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1		-- Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2		-- Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on March 25, 2011

(2)	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on March 25, 2011

(3)	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed with the SEC on March 25, 2011

(4)	Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed with the SEC on October 25, 2007

(5)	Incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed with the SEC on May 22, 2009

(6)	Incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed with the SEC on September 2, 2009

(7)	Incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed with the SEC on October 25, 2007

(8)	Incorporated by reference from Exhibit 10.15.8 to the Annual Report on Form 10-K, filed with the SEC on October 14, 2008

(9)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on May 22, 2009

(10)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on September 2, 2009

(11)	Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K, filed with the SEC on October 13, 2009

(12)	Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K, filed with the SEC on October 13, 2009

(13)	Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K, filed with the SEC on October 13, 2009

(14)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on April 29, 2011.

(15)	Incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K, filed with the SEC on February 25, 2008

(16)	Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K, filed with the SEC on October 13, 2009

* Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE BIOSCIENCE, INC.	DATE

/s/ MICHAEL L. KRALL	October 31, 2011
Michael L. Krall, President / Chief Executive Officer (Principal Executive Officer)

/s/ CRAIG A. JOHNSON	October 31, 2011
Craig A. Johnson, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ GREGORY BARNHILL	Director	October 31, 2011
Gregory Barnhill

/s/ DENNIS BROVARONE	Director	October 31, 2011
Dennis Brovarone

/s/ JOHN J. CARBONE	Director	October 31, 2011
John J. Carbone

/s/ MICHAEL L. KRALL	President/CEO and Director	October 31, 2011
Michael L. Krall

/s/ PAUL V. MAIER	Director	October 31, 2011
Paul V. Maier

/s/ DONNA SINGER	Executive Vice President and Director	October 31, 2011
Donna Singer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Pure Bioscience, Inc.

We have audited the accompanying consolidated balance sheets of Pure Bioscience, Inc. as of July 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. For the year ended July 31, 2011, the Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit for the year ended July 31, 2011 included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pure Bioscience, Inc. as of July 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pure Bioscience Inc.'s internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 28, 2010 expressed an unqualified opinion thereon.

/s/ Mayer Hoffman McCann P.C.
San Diego, California
October 31, 2011

Pure Bioscience, Inc.
Consolidated Balance Sheets

	July 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$1,793,629	$2,192,543
Accounts receivable, net	50,235	332,493
Inventories, net	860,501	752,438
Prepaid expenses	100,040	146,307
Total current assets	2,804,405	3,423,781

Property, plant and equipment, net	426,382	696,974
Patents, net	1,917,110	1,872,882

Total assets	$5,147,897	$5,993,637

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$676,491	$329,281
Accrued liabilities	257,683	243,898
Deferred revenue	-	10,000
Total current liabilities	934,174	583,179

Deferred rent	5,608	16,045
Total liabilities	939,782	599,224

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.01 par value:
5,000,000 shares authorized, no shares issued	-	-
Common stock, $0.01 par value:
100,000,000 shares authorized
40,034,659 issued and outstanding at July 31, 2011, and
35,488,317 issued and outstanding at July 31, 2010	400,347	354,883
Additional paid-in capital	57,417,337	50,299,989
Accumulated deficit	(53,609,569)	(45,260,459)
Total stockholders' equity	4,208,115	5,394,413

Total liabilities and stockholders' equity	$5,147,897	$5,993,637

See accompanying notes.

Pure Bioscience, Inc.
Consolidated Statements of Operations

	Year Ended
	July 31,
	2011	2010
Revenue
Net product sales	$454,180	$1,416,137
License fees	10,000	20,000
Total revenue	464,180	1,436,137

Operating costs and expenses
Cost of goods sold	131,390	465,094
Selling, general and administrative	6,520,160	5,861,976
Research and development	2,179,508	1,927,183
Impairment of capitalized assets	-	92,745
Total operating costs and expenses	8,831,058	8,346,998

Loss from operations	(8,366,878)	(6,910,861)

Other income (expense)
Interest income	7,768	33,312
Other income, net	10,000	117,265
Total other income (expense)	17,768	150,577

Net loss	$(8,349,110)	$(6,760,284)

Basic and diluted net loss per share	$(0.22)	$(0.20)

Shares used in computing basic
and diluted net loss per share	37,323,434	34,547,943

See accompanying notes.

Pure Bioscience, Inc.
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional		Total
			Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, July 31, 2009 (Note 5)	32,307,966	$323,080	$45,243,530	$(38,500,175)	$7,066,435

Issuance of common stock in a registered offering, net	1,818,182	18,182	2,765,051	-	2,783,233
Issuance of common stock for services	10,000	100	16,500	-	16,600
Share-based compensation expense - stock options	-	-	1,082,967	-	1,082,967
Share-based compensation expense - restricted stock	65,100	651	155,727	-	156,378
Issuance of common stock upon exercise of stock options	946,826	9,468	274,973	-	284,441
Issuance of common stock upon exercise of warrants	340,243	3,402	761,241	-	764,643

Net loss	-	-	-	(6,760,284)	(6,760,284)

Balance, July 31, 2010	35,488,317	$354,883	$50,299,989	$(45,260,459)	$5,394,413

Issuance of common stock in a private placement, net	1,080,000	10,800	2,356,289	-	2,367,089
Issuance of common stock in a registered offering, net	2,636,573	26,366	3,038,856	-	3,065,222
Share-based compensation expense - stock options	-	-	1,010,499	-	1,010,499
Share-based compensation expense - restricted stock	101,100	1,011	182,324	-	183,335
Issuance of common stock upon exercise of stock options	605,304	6,053	271,547	-	277,600
Issuance of common stock upon exercise of warrants	123,365	1,234	257,833	-	259,067

Net loss	-	-	-	(8,349,110)	(8,349,110)

Balance, July 31, 2011	40,034,659	$400,347	$57,417,337	$(53,609,569)	$4,208,115

See accompanying notes.

Pure Bioscience, Inc.
Consolidated Statements of Cash Flows

	Year Ended July 31,
	2011	2010
Operating activities
Net loss	$(8,349,110)	$(6,760,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,193,834	1,255,944
Depreciation and amortization	470,595	469,084
Impairment of capitalized assets	-	92,745
Changes in operating assets and liabilities:
Accounts receivable	282,258	(189,462)
Inventories	(108,063)	(330,783)
Prepaid expenses	46,267	(76,990)
Accounts payable and accrued liabilities	360,995	10,013
Deferred revenue	(10,000)	10,000
Deferred rent	(10,437)	(3,306)
Net cash used in operating activities	(6,123,661)	(5,523,039)

Investing activities
Investment in patents	(230,396)	(106,670)
Purchases of property, plant and equipment	(13,835)	(223,809)
Net cash used in investing activities	(244,231)	(330,479)

Financing activities
Net proceeds from the sale of common stock	5,432,311	2,783,233
Net proceeds from exercise of stock options and warrants	536,667	1,049,084
Net cash provided by financing activities	5,968,978	3,832,317

Net decrease in cash and cash equivalents	(398,914)	(2,021,201)

Cash and cash equivalents at beginning of year	2,192,543	4,213,744

Cash and cash equivalents at end of year	$1,793,629	$2,192,543

Supplemental disclosures of cash flow information
Cash paid for taxes	$2,400	$2,400

See accompanying notes.

Pure Bioscience, Inc.
Notes to Consolidated Financial Statements

1.	Organization and Business

All references to “PURE,” “we”, “our,” and “us” refer to Pure Bioscience, Inc. and our wholly owned subsidiary.

Pure Bioscience, Inc. is focused on the discovery, development and commercialization of bioscience products that provide solutions to global health challenges. Our technology platform is based on stabilized ionic silver, and our initial products contain silver dihydrogen citrate, or SDC. SDC is a broad-spectrum, non-toxic antimicrobial. Our goal is to leverage our proprietary technology platform to deliver leading antimicrobial products to multiple industries.

We were incorporated in the state of California in August 1992 as Innovative Medical Services. In September 2003, we changed our name to Pure Bioscience. In March 2011, we reincorporated in the state of Delaware. We operate in one business segment.

Since our inception, we have financed our operations through public and private offerings of securities, revenue from product sales and license agreements, proceeds from the sale of a division and interest income from invested cash balances. We have a history of recurring losses, and we have incurred a cumulative net loss of $53,609,600.

Our future capital requirements depend on numerous forward-looking factors. These factors may include, but are not limited to, the following: the acceptance of, and demand for, our products; our success and the success of our partners in selling our products; our success and the success of our partners in obtaining regulatory approvals to sell our products; the costs of further developing our existing products and technologies; the extent to which we invest in new product and technology development; and the costs associated with the continued operation, and any future growth, of our business. The outcome of these and other forward-looking factors will substantially affect our liquidity and capital resources.

We expect that we will need to increase our liquidity and capital resources by one or more measures. These measures may include, but are not limited to, the following: reducing operating expenses; obtaining financing through the issuance of equity, debt, or convertible securities; entering into partnerships, licenses, or other arrangements with third parties; and reducing the exercise price of outstanding warrants. Any one of these measures could substantially reduce the value to us of our technology and its commercial potential. If we issue equity, debt or convertible securities to raise additional funds, our existing stockholders may experience dilution, and the new equity, debt or convertible securities may have rights, preferences and privileges senior to those of our existing stockholders. There is no guarantee that we would be able to obtain capital on terms acceptable to us, or at all.

If we are unable to obtain sufficient capital, it would have a material adverse effect on our business and operations. It could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or customer requirements. It also may require us to delay, scale back or eliminate some or all of our research and development programs, to license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, or to reduce or cease operations. If adequate funds are not available when needed, we may be required to significantly modify our business model and operations to reduce spending to a sustainable level.

We believe our current efforts to raise capital, our current efforts to market and sell our products, and our ability to significantly reduce expenses, will provide sufficient cash resources to satisfy our needs over the next 12 months. However, we do not yet have, and we may never have, significant cash inflows from product sales or from other sources of revenue to offset our ongoing and planned investments in corporate infrastructure, research and development projects, regulatory submissions, business development activities, and sales and marketing, among other investments. Some or all of our ongoing or planned investments may not be successful. In addition, irrespective of our cash resources, we may be contractually or legally obligated to make certain investments which cannot be postponed.

2.	Summary of Significant Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements include the consolidated accounts of Pure Bioscience, Inc. and its wholly owned subsidiary, ETIH2O Corporation, a Nevada corporation. ETIH2O Corporation has no business and no material assets or liabilities and there have been no significant transactions related to ETIH2O during the periods presented in the consolidated financial statements. All inter-company balances and transactions have been eliminated.

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements, and the disclosures made in the accompanying notes to the consolidated financial statements. Actual results could differ materially from those estimates.

Reclassification
Certain reclassifications have been made to prior period amounts to conform to current period presentation. These reclassifications did not have an impact on our results of operations or financial condition as of and for the years ended July 31, 2011 and 2010.

Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with original maturities from purchase date of three months or less.

Fair Value of Financial Instruments
Financial instruments—including cash and cash equivalents, accounts receivable, inventories, prepaid expenses, accounts payable and accrued liabilities—are carried at cost, which is considered to be representative of their respective fair values because of the short-term nature of these instruments.

Accounts Receivable
Trade accounts receivable are recorded net of allowances for doubtful accounts. Estimates of allowances for doubtful accounts are determined based on historical payment patterns and individual customer circumstances. The allowance for doubtful accounts was zero at July 31, 2011 and 2010.

Inventories
Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method.

Property, Plant and Equipment
Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of our property, plant, and equipment range from three to ten years. Capitalized costs associated with leasehold improvements are depreciated over the lesser of the useful life of the asset or the remaining life of the lease. Depreciation is generally included in sales, general and administrative expense. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Patents
We have filed a number of patent applications with the United States Patent and Trademark Office and in foreign countries. Certain legal and related costs incurred in connection with pending patent applications have been capitalized. Costs related to successful patent applications are amortized over the lesser of the remaining useful life of the related technology or the remaining patent life, commencing on the date the patent is issued. Capitalized costs related to patent applications are expensed as a selling, general and administrative expense in the period in which a determination is made not to pursue such applications.

Impairment of Long-Lived Assets
In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results.

Revenue Recognition
We sell our products to distributors and end users. We record revenue when we sell products to our customers, rather than when our customers resell products to third parties. When we sell products to our customers, we reduce the balance of our inventory with a corresponding charge to cost of goods sold. We do not currently have any consignment sales.

Product sales are recognized when delivery of the products has occurred, title has passed to the customer, the selling price is fixed or determinable, collectability is reasonably assured and we have no further obligations. Any amounts received prior to satisfying these revenue recognition criteria are recorded as deferred revenue. We record product sales net of discounts at the time of sale and report product sales net of such discounts.

We also license our products and technology to development and commercialization partners. Upfront product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance, if such arrangements require on-going services or performance. Non-refundable amounts received for substantive milestones are recognized upon achievement of the milestone. Any amounts received prior to satisfying these revenue recognition criteria are recorded as deferred revenue.

Shipping and Handling Costs
Shipping and handling costs incurred by us for product shipments are included in cost of goods sold.

Research and Development Costs
Research and development costs are expensed as incurred.

Share-Based Compensation
We grant equity-based awards under share-based compensation plans. We estimate the fair value of share-based payment awards using the Black-Scholes option valuation model. This fair value is then amortized over the requisite service periods of the awards. The Black-Scholes option valuation model requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and expected life of the option. Share-based compensation expense is based on awards ultimately expected to vest, and therefore is reduced by expected forfeitures.

Other Income (Expense)
We record interest income and interest expense, as well as other non-operating transactions, as other income (expense) on our consolidated statements of operations. During the year ended July 31, 2010, we received a $110,000 legal settlement relating to a lawsuit against a vendor, and we recorded this as other income, net.

Comprehensive Loss
Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments. For the years ended July 31, 2011 and 2010, our comprehensive loss consisted only of net loss.

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

Net Loss Per Share
Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Our diluted net loss per common share is the same as our basic net loss per common share because we incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options and warrants would have an antidilutive effect. As of July 31, 2011 and 2010, the number of common shares issuable upon the exercise of stock options and warrants was 4,209,350 and 7,686,900, respectively.

Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board, or FASB, issued ASU No. 2011-04, "Fair Value Measurement" to amend the accounting and disclosure requirements on fair value measurements. This ASU limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, this update expands the disclosure on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. ASU No. 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011 (our quarter beginning February 1, 2012). We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income". This ASU presents an entity with the option to present the total of comprehensive income, the components of net income, and the component of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity/deficit. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (our quarter beginning February 1, 2012). As ASU No. 2011-05 relates only to the presentation of Comprehensive Income, we do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

3.	Balance Sheet Details

Inventories consist of the following:
	July 31,
	2011	2010
Raw materials	$498,200	$448,300
Finished goods	362,300	304,100
	$860,500	$752,400

Property, plant, and equipment consist of the following:
	July 31,
	2011	2010
Computers and equipment	$899,000	$888,500
Furniture and fixtures	21,400	21,400
Leasehold Improvements	622,100	622,100
	1,542,500	1,532,000
Less accumulated depreciation	(1,116,100)	(835,000)
	$426,400	$697,000

Depreciation expense was $284,400 and $290,600 for the years ended July 31, 2011 and 2010, respectively. During the year ended July 31, 2010, we wrote off $92,700 of equipment related to a manufacturing development project that was deemed unfeasible. We recorded this amount as impairment of capitalized assets on our consolidated statements of operations.

Patents consist of the following:
	July 31,
	2011	2010
Patents	$3,534,000	$3,303,600
Less accumulated amortization	(1,616,900)	(1,430,700)
	$1,917,100	$1,872,900

Patent amortization expense was $186,200 and $178,500 for the years ended July 31, 2011 and 2010, respectively. At July 31, 2011, the weighted average remaining amortization period for all patents was approximately ten years. The annual patent amortization expense for the next five years is estimated to be approximately $200,000 per year.

4.	Commitments and Contingencies

We lease our primary facility in El Cajon, California under a noncancelable operating lease that expires in December 2011. This lease was extended in September 2011 under substantially the same terms as the expiring lease, and the new expiration date is December 2014. This facility includes our corporate offices, research and development laboratory, manufacturing operations, and warehouse. We lease additional warehouse space under a noncancelable operating lease that expires in November 2011. This lease was extended in September 2011 under substantially the same terms as the expiring lease, and the new expiration date is November 2012. We also lease other office and warehouse space on a month to month basis. Rent expense was $298,300 and $276,100 for the years ended July 31, 2011 and 2010, respectively.

Future minimum annual lease payments for our facility leases for years ending after at July 31, 2011 are as follows:

2012	$93,200
2013	-
2014	-
2015	-
2016	-
$93,200

5.	Stockholders’ Equity

Reincorporation
In March 2011, we reincorporated in the state of Delaware. As a result, our authorized capital stock now consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, and 100,000,000 shares of common stock with a par value of $0.01 per share. Previously we were incorporated in the state of California, and our authorized capital stock consisted of 5,000,000 shares of preferred stock with no par value, and 50,000,000 shares of common stock with no par value. Other than the change in the state of incorporation, the increase in authorized common stock, and the establishment of par values for our capital stock, our reincorporation did not result in any change in the business, physical location, management, assets, liabilities or net worth, nor did it result in any change in location of our employees, including our management. The stockholders’ equity section of the accompanying consolidated financial statements has been restated retroactively to give effect to the reincorporation. The reclassification had no effect on the results of operations or the total amount of stockholders’ equity.

Preferred Stock
As of July 31, 2011, the Company’s Board of Directors is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.01 per share, in one or more series. As of July 31, 2011 and 2010, there were no shares of preferred stock issued and outstanding.

Common Stock
In October 2010, we completed a private placement of 1,080,000 newly issued unregistered shares of our common stock at a price of $2.20 per share. The net proceeds from the private placement were $2,367,100.

In April 2011, we entered into a sales agreement with an investment banking firm. Under the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $7,000,000. The sales are made, from time to time, through the investment bank in “at the market” offerings, as defined by the SEC, and are pursuant to our effective shelf registration statement previously filed with the SEC. During the year ended July 31, 2011, we sold 2,636,573 shares of our common stock pursuant to these offerings, for net proceeds of $3,065,200. As of July 31, 2011, we had $3,668,500 remaining on our shelf registration.

Warrants
A summary of our warrant activity and related data is as follows:

Shares
Outstanding at July 31, 2009	1,411,725
Issued	818,181
Exercised	(340,243)
Expired	-
Outstanding at July 31, 2010	1,889,663
Issued	-
Exercised	(123,365)
Expired	(257,198)
Outstanding at July 31, 2011	1,509,100

The following table summarizes information related to warrants outstanding at July 31, 2011:

Expiration Date	Exercise Price	Shares
10/19/12	$8.60	167,759
10/19/12	$7.17	419,394
05/07/14	$2.06	90,909
05/27/14	$2.37	364,065
05/27/14	$2.64	44,278
03/03/15	$2.10	422,695
		1,509,100

We received cash from the exercise of warrants of $259,100 and $764,600 for the years ended July 31, 2011 and 2010, respectively.

Stock Option Plans
In 2007, we adopted our 2007 Equity Incentive Plan, the Plan, which provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee or the Board of Directors. Our 2007 Equity Incentive Plan is the only active plan pursuant to which options to acquire common stock or restricted stock awards can be granted and are currently outstanding. As of July 31, 2011, there were approximately 1.9 million shares available for issuance under the Plan.

A summary of our stock option activity and related data is as follows:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 31, 2009	6,175,216	$1.80	$3,836,000
Granted	1,032,800	$2.62
Exercised	(946,826)	$0.60
Cancelled	(525,140)	$2.05
Outstanding at July 31, 2010	5,736,050	$2.13	$5,070,000
Granted	605,000	$1.20
Exercised	(605,304)	$0.64
Cancelled	(3,035,496)	$1.82
Outstanding at July 31, 2011	2,700,250	42.63	$30,000

The weighted-average remaining contractual term of options outstanding at July 31, 2011 was approximately five years.

At July 31, 2011, 1,580,988 options were exercisable. These options had a weighted-average exercise price of $2.92, an aggregate intrinsic value of $15,100, and a weighted average remaining contractual term of approximately four years.

The total intrinsic value of all options exercised was $1,089,400 and $1,061,900 for the years ended July 31, 2011 and 2010, respectively. We received cash from the exercise of stock options of $277,600 and $284,400 for the years ended July 31, 2011 and 2010, respectively. The weighted-average grant date fair value of equity options granted during the years ending July 31, 2011 and 2010 was $0.61 and $2.44, respectively.

A summary of our restricted stock activity and related data is as follows:

Shares
Outstanding at July 31, 2009	86,800
Granted	61,200
Vested	(65,100)
Forfeited	(21,700)
Outstanding at July 31, 2010	61,200
Granted	39,900
Vested	(61,200)
Forfeited	-
Outstanding at July 31, 2011	39,900

6.	Share-Based Compensation

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period defined pursuant to the terms of the consulting agreement may be different. Stock options issued to consultants are revalued quarterly until fully vested, with any change in fair value expensed. The following methodology and assumptions were used to calculate share based compensation for the years ended July 31, 2011 and 2010:

	For the years ended July 31,
	2011	2010
Volatility	80.01% - 87.16%	97.70% - 175.67%
Risk-free interest rate	0.50% - 2.14%	0.25% - 2.66%
Dividend yield	0.0%	0.0%
Expected life	5 years	5 years

Volatility is the measure by which our stock price is expected to fluctuate during the expected term of an option. Volatility is derived from the historical daily change in the market price of our common stock, as we believe that historical volatility is the best indicator of future volatility.

The risk-free interest rates used in the Black-Scholes calculations are based on the prevailing U.S. Treasury yield as determined by the U.S. Federal Reserve.

We have never paid dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. Accordingly, we have assumed no dividend yield for purposes of estimating the fair value of our share-based compensation.

The expected life of our options is determined following the guidance of Staff Accounting Bulletin No. 107 and Staff Accounting Bulletin No. 110. We follow the simplified method to determine the expected term of options issued to employees and directors. Under the simplified method, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. The expected term for options issued to consultants is the contractual term. We periodically evaluate our historical data as a basis for determining the expected terms of such options.

Stock-based compensation expense is based on awards ultimately expected to vest, and therefore is reduced by expected forfeitures. We have not had significant forfeitures of stock options granted to employees and directors as a significant number of our historical stock option grants were fully vested at issuance or were issued with short vesting provisions. Therefore, we have estimated the forfeiture rate of our outstanding stock options as zero.

The following table summarizes share-based compensation expense related to employee and director stock options, consulting stock options, and restricted stock awards, for the years ended July 31, 2011 and 2010:

	For the years ended July 31,
	2011	2010
Share-based compensation for employees and directors:
Selling, general and administrative expenses	$1,032,300	$1,008,000
Research and development	126,400	93,200
	1,158,700	1,101,200

Share-based compensation for third party service providers:
Selling, general and administrative expenses	40,700	116,600
Research and development	(5,600)	38,100
	35,100	154,700

Total share-based compensation expense	$1,193,800	$1,255,900

As of July 31, 2011, there was $1,978,000 of unrecognized non-cash compensation cost related to unvested options, which will be recognized over a weighted average period of 2.04 years. Also, as of July 31, 2011, there was $37,900 of unrecognized non-cash compensation cost related to unvested restricted shares, which will be recognized over a weighted average period 0.47 years.

7.	Significant Agreements

Richmont Sciences, LLC
In October 2009, we entered into a nonexclusive alliance agreement with Richmont Sciences, LLC, or Richmont, for Richmont to provide sales and marketing services for certain of our SDC-based products to commercial customers on a worldwide basis. Under the terms of this agreement, we sold our products to third party customers and paid a fee to Richmont based on applicable revenue. In May 2010, Richmont began selling certain of our SDC-based products to consumers through an affiliate company, IV-7 Direct. IV-7 Direct is a network of independent sales associates that utilizes a multi-level sales model. Under the terms of this arrangement, we sold our products directly to Richmont, and Richmont served as our distributor using the IV-7 Direct sales network. In September 2010, we and Richmont entered into a commercial sales dealer agreement with High Scope General Trading, LLC, or High Scope, for High Scope to provide sales and marketing services for certain of our SDC-based products to commercial customers in certain countries, including Saudi Arabia and the United Arab Emirates. We do not have an equity interest in Richmont, IV-7 Direct, or High Scope.

For the year ended July 31, 2011, revenue recognized under these agreements totaled less than $50,000. In June 2011, we terminated our agreements with Richmont, IV-7 Direct, and High Scope. In June 2011, we filed a lawsuit against Richmont for monies owed to us under these agreements.

FTA Bioscience, LLC
In June 2008, we entered into an exclusive collaboration, license and supply agreement with FTA Bioscience, LLC, or FTA. Under the terms of the agreement, we granted FTA a two-year license for the sole purpose of evaluating potential interest in the development and commercialization of certain SDC-based products. In June 2010, we entered into three exclusive license and supply agreements with FTA to develop and commercialize our patented SDC-based technology in wound care, as well as the treatment of nail fungus and athlete’s foot. Under the terms of the agreements, we received three upfront payments of $10,000 each, totaling $30,000. We recognized revenue of $10,000 for the year ended July 31, 2011. We recognized revenue of $20,000 for the year ended July 31, 2010. We are eligible to receive additional milestone payments, as well as royalty payments on net sales.

8.	Sales Concentration

Net product sales were $454,200 and $1,416,100 for the years ended July 31, 2011 and 2010, respectively. For the year ended July 31, 2011, one customer accounted for 46% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales is as follows:  90% U.S. and 10% foreign. For the year ended July 31, 2010, one customer accounted for 28% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales is as follows:  83% U.S. and 17% foreign.

9.	Income Taxes

We file federal and California consolidated tax returns with our subsidiaries. Our income tax provision for the year ended July 31, 2011 was $2,400 and for the year ended July 31, 2010 was $2,500; the minimum state franchise taxes we pay regardless of income or loss.

At July 31, 2011, we had federal and California tax net operating loss carry-forwards of approximately $64.7 million and $54.6 million, respectively. Included in these net operating loss carry-forwards is $17.2 million related to a deduction for income tax purposes for which the Company has not realized a tax benefit. In future periods an adjustment would be recorded to Additional Paid in Capital at the time that these net operating losses may be utilized and reduce income tax. At July 31, 2010, we had federal and California tax net operating loss carry-forwards of approximately $56.3 million and $46.2 million, respectively. Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code as well as similar state provisions. These ownership changes may limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since our formation, we have raised capital through the issuance of capital stock on several occasions (both before and after our initial public offering in 1996) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition. While we do not believe that we have experienced an ownership change, the pertinent tax rules related thereto are complex and subject to varying interpretations, and thus complete assurance cannot be provided that the taxing authorities would not take an alternative position.

Our current federal tax loss carry-forwards began expiring in the year ended July 31, 2011 and, unless previously utilized, will completely expire in the year ending July 31, 2030. In the two fiscal years ending July 31, 2012 and 2013, $3.3 million of our federal net operating loss carry-forwards will expire, and the balance of our current federal net operating loss carry-forwards will expire between July 31, 2018 and July 31, 2030. Our California tax loss carry-forwards will begin to expire in the year ending July 31, 2014, and will completely expire in the year ending July 31, 2030.

Significant components of our deferred tax assets are as follows:

	July 31, 2011	July 31, 2010
Net operating loss carry-forward	$18,327,300	$15,531,000
Stock options and warrants	1,557,600	1,307,000
Other temporary differences	18,100	31,300
Total deferred tax assets	19,903,000	16,869,300
Valuation allowance for deferred tax assets	(19,903,000)	(16,869,300)
Net deferred tax assets	$-	$-

Realization of our deferred tax assets, which relate to operating loss carry-forwards and timing differences, is dependent on future earnings, among other factors. The timing and amount of future earnings are uncertain and therefore a valuation allowance has been established. The increase in the valuation allowance on the deferred tax asset during the year ended July 31, 2011 was $3,033,700.

A reconciliation of income taxes computed using the statutory income tax rate, compared to the effective tax rate, is as follows:

	2011	2010
Federal tax benefit at the expected statutory rate	34.0%	34.0%
State income tax, net of federal tax benefit	5.8	5.8
Other	(3.5)	(3.4)
Valuation allowance	(36.3)	(36.4)

Income tax benefit – effective rate	0.0%	0.0%

Following authoritative guidance, we recognize the tax benefit from a tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense; however we have had no accrued interest or penalties at either July 31, 2011 or July 31, 2010. We are subject to income taxes in the United States and in California, and our historical tax years remain subject to future examination by the U.S. and California tax authorities. During the year ended July 31, 2011, we did not record any activity related to our unrecognized tax benefits.

The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to 2007. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the carryforwards. The Company is not currently under examination by the IRS or state taxing authorities.

10.	Subsequent Events

Leases
In September 2011, we extended the lease for our primary facility in El Cajon. Future minimum annual lease payments under this lease are $469,500 through the expiration of the lease in December 2014. Also in September 2011, we extended the lease for additional warehouse space. Future minimum annual lease payments under this lease are $44,100 through the expiration of the lease in November 2012.

NASDAQ Listing
On September 16, 2011, we received a letter from NASDAQ indicating that, for the last 30 consecutive business days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 minimum bid price required for continued listing on the NASDAQ Capital Market under Marketplace Rule 5550(a)(2). In accordance with Marketplace Rule 5810(c)(3)(A), we have 180 calendar days from the date of the NASDAQ letter, or until March 14, 2012, to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of our common stock must be at or above $1.00 per share for a minimum of 10 consecutive business days. If we do not regain compliance by March 14, 2012, NASDAQ will provide us with written notification that the our common stock is subject to delisting. We intend to actively monitor the bid price for our common stock between now and March 14, 2012, and will consider available options to resolve the deficiency and regain compliance with the NASDAQ minimum bid price requirement. However, there are no assurances that we will be able to regain compliance with the NASDAQ minimum bid price requirement and, if we fail to do so, our common stock will be delisted.

Financing
From August 1, 2011 through October 25, 2011, we sold 920,798 shares of our common stock in at the market offerings as detailed further in Note 5 above. Net proceeds from the sale of these shares was $691,800. As of October 25, 2011, we had $2,943,383 remaining on our shelf registration.