Form 10-Q
period 2011-10-31
PURE BIOSCIENCE, INC.
filed 2011-12-15
CIK 1006028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2011

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
Yes ☐ No ☒

As of December 13, 2011, there were 41,521,750 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

Pure Bioscience, Inc.

Form 10-Q
for the Quarterly Period Ended October 31, 2011

Item 1.  Financial Statements

Pure Bioscience, Inc.
Consolidated Balance Sheets

	October 31,	July 31,
	2011	2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$992,000	$1,794,000
Accounts receivable, net	119,000	50,000
Inventories, net	850,000	861,000
Prepaid expenses	189,000	100,000
Total current assets	2,150,000	2,805,000

Property, plant and equipment, net	357,000	426,000
Patents, net	1,908,000	1,917,000

Total assets	$4,415,000	$5,148,000

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,025,000	$677,000
Accrued liabilities	348,000	258,000
Total current liabilities	1,373,000	935,000

Deferred rent	2,000	6,000
Total liabilities	1,375,000	941,000

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.01 par value:
5,000,000 shares authorized, no shares issued	-	-
Common stock, $0.01 par value:
100,000,000 shares authorized
41,148,206 issued and outstanding at October 31, 2011, and
40,034,659 issued and outstanding at July 31, 2011	411,000	400,000
Additional paid-in capital	58,600,000	57,417,000
Accumulated deficit	(55,971,000)	(53,610,000)
Total stockholders' equity	3,040,000	4,207,000

Total liabilities and stockholders' equity	$4,415,000	$5,148,000

See accompanying notes.

Pure Bioscience, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended
	October 31,
	2011	2010

Net product sales	$257,000	$23,000

Operating costs and expenses
Cost of goods sold	129,000	10,000
Selling, general and administrative	1,997,000	1,535,000
Research and development	493,000	502,000
Total operating costs and expenses	2,619,000	2,047,000

Loss from operations	(2,362,000)	(2,024,000)

Other income (expense)
Interest income	1,000	2,000
Total other income (expense)	1,000	2,000

Net loss	$(2,361,000)	$(2,022,000)

Basic and diluted net loss per share	$(0.06)	$(0.06)

Shares used in computing basic
and diluted net loss per share	40,370,592	35,671,933

See accompanying notes.

Pure Bioscience, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	October 31,
	2011	2010

Operating activities
Net loss	$(2,361,000)	$(2,022,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	377,000	308,000
Depreciation and amortization	117,000	118,000
Changes in operating assets and liabilities:
Accounts receivable	(69,000)	(110,000)
Inventories	11,000	(122,000)
Prepaid expenses	8,000	70,000
Accounts payable and accrued liabilities	438,000	190,000
Deferred revenue	-	345,000
Deferred rent	(4,000)	(2,000)
Net cash used in operating activities	(1,483,000)	(1,225,000)

Investing activities
Investment in patents	(39,000)	(40,000)
Net cash used in investing activities	(39,000)	(40,000)

Financing activities
Net proceeds from the sale of common stock	720,000	2,367,000
Net proceeds from exercise of stock options and warrants	-	385,000
Net cash provided by financing activities	720,000	2,752,000

Net increase (decrease) in cash and cash equivalents	(802,000)	1,487,000

Cash and cash equivalents at beginning of period	1,794,000	2,193,000

Cash and cash equivalents at end of period	$992,000	$3,680,000

Supplemental disclosure of cash flow information
Cash paid for taxes	$1,000	$-

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for prepaid services	$97,000	$-

See accompanying notes.

Pure Bioscience, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated accounts of Pure Bioscience, Inc. and its wholly owned subsidiary, ETIH2O Corporation, a Nevada corporation. ETIH2O Corporation has no business and no material assets or liabilities and there have been no significant transactions related to ETIH2O during the periods presented in the consolidated financial statements. All inter-company balances and transactions have been eliminated. All references to “PURE,” “we,” “our,” “us” and the “Company” refer to Pure Bioscience, Inc. and our wholly owned subsidiary.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information pursuant to the instructions to Form 10-Q and Article 10/Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2011 are not necessarily indicative of the results that may be expected for other quarters or the year ending July 31, 2012. The July 31, 2011 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in our Annual Report on Form 10-K. For more complete information, these unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended July 31, 2011 included in our Annual Report on Form 10-K covering such period filed with the Securities and Exchange Commission, or SEC.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Certain reclassifications have been made to prior period amounts to conform to current period presentation. These reclassifications did not have an impact on our results of operations or financial condition for the periods presented.

2.	Liquidity

Since our inception, we have financed our operations through public and private offerings of securities, revenue from product sales and license agreements, proceeds from the sale of a division and interest income from invested cash balances. We have a history of recurring losses, and we have incurred a cumulative net loss of $55,971,000.

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

We will need to increase our liquidity and capital resources in the near term by one or more measures. These measures may include, but are not limited to, the following: reducing operating expenses; obtaining financing through the issuance of equity, debt, or convertible securities; entering into partnerships, licenses, or other arrangements with third parties; and reducing the exercise price of outstanding warrants. If we issue equity, debt or convertible securities to raise additional funds, our existing stockholders may experience dilution, and the new equity, debt or convertible securities may have rights, preferences and privileges senior to those of our existing stockholders. There is no guarantee that we will be able to obtain capital on terms acceptable to us, or at all.

If we are unable to obtain sufficient capital in the near term, it will have a material adverse effect on our business and operations. It could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or customer requirements. It also may require us to delay, scale back or eliminate some or all of our research and development programs, to license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, or to reduce or cease operations. If adequate funds are not available when needed, we may be required to significantly modify our business model and operations to reduce spending to a sustainable level.

We believe our current efforts to raise capital, including our recent agreements with Lincoln Park (summarized in Note 10 below), our current efforts to market and sell our products, and our ability to significantly reduce expenses, will provide sufficient cash resources to satisfy our needs over the next 12 months. However, we do not yet have, and we may never have, significant cash inflows from product sales or from other sources of revenue to offset our ongoing and planned investments in corporate infrastructure, research and development projects, regulatory submissions, business development activities, and sales and marketing, among other investments. Some or all of our ongoing or planned investments may not be successful. In addition, irrespective of our cash resources, we may be contractually or legally obligated to make certain investments which cannot be postponed.

3.	Net Loss Per Share

Basic loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding for the period. For the purposes of this calculation, stock options and warrants are considered to be common share equivalents, and are determined using the treasury stock method. Common share equivalents are only included in the calculation of diluted loss per share when their effect is dilutive. Because we have incurred a net loss for all the periods presented, the effect of common share equivalents is anti-dilutive, and there is no difference between basic loss per share and diluted loss per share. As of October 31, 2011 and 2010, the number of stock options and warrants not included in the computation totaled 4,396,850 and 7,409,100, respectively.

4.	Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments. For the quarters ended October 31, 2011 and 2010, our comprehensive loss consisted only of net loss.

5.	Inventory

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Inventories consist of the following:

	October 31, 2011	July 31, 2011
Raw materials	$556,000	$498,000
Finished goods	294,000	363,000
	$850,000	$861,000

6.	Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the quarters ended October 31, 2011 and 2010, no impairment of long-lived assets was indicated or recorded.

7.	Common Stock

On October 24, 2011, we entered into a one year service agreement for investor relations services. We issued 150,000 shares of our common stock, with a value of $97,000, for these services. The value was capitalized to prepaid expenses and is being amortized over the term of the agreement.

In April 2011, we entered into a sales agreement with an investment banking firm. On December 14, 2011, we terminated such sales agreement, as permitted by the terms thereof. See Note 10 below. Under the terms of the sales agreement, we were permitted to offer and sell shares of our common stock having an aggregate offering price of up to $7,000,000. The sales were made, from time to time, through the investment bank in “at the market” offerings, as defined by the SEC, and were made pursuant to our effective shelf registration statement previously filed with the SEC. During the quarter ended October 31, 2011, we sold 963,547 shares of our common stock pursuant to these offerings, for net proceeds of $720,000. As of October 31, 2011, we had $2,913,458 remaining on our shelf registration statement, which expires in May 2012.

8.	Share-Based Compensation

The following table summarizes share-based compensation expense related to stock options and restricted stock awards for the three months ended October 31, 2011 and 2010:

	For the three months ended October 31,
	2011	2010
Share-based compensation for employees and directors:
Selling, general and administrative	$322,000	$246,000
Research and development	63,000	37,000
	385,000	283,000
Share-based compensation for consultants:
Selling, general and administrative	(8,000)	33,000
Research and development	-	(8,000)
	(8,000)	25,000

Total share-based compensation expense	$377,000	$308,000

As of October 31, 2011, there was $1,760,000 of unrecognized non-cash compensation cost related to unvested options, which will be recognized over a weighted average period of 1.78 years. Also, as of October 31, 2011, there was $19,000 of unrecognized non-cash compensation cost related to unvested restricted shares, which will be recognized over a weighted average period 0.22 years.

We estimate the fair value of each option grant on the grant date using the Black-Scholes option valuation model with the following weighted-average assumptions:

	For the three months ended October 31,
	2011	2010
Volatility	81.55% - 81.56%	82.18% - 89.91%
Risk-free interest rate	0.97% - 1.32%	0.48% - 2.00%
Dividend yield	0.0%	0.0%
Expected life	5.05 years	3.24 years

9.	Recent Accounting Pronouncements

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

10.	Subsequent Events

At the Market Offerings and Termination of Sales Agreement
From November 1, 2011 through December 13, 2011, we sold 373,544 shares of our common stock in at the market offerings pursuant to our sales agreement with an investment banking firm as detailed further in Note 7 above. Net proceeds from the sale of these shares were $228,000. Effective as of December 14, 2011, we terminated the sales agreement pursuant to which such at the market offerings were made. As a result of such termination, there will be no future sales of our common stock under the sales agreement. As of December 13, 2011, we had $2,674,340 remaining on our shelf registration statement.

Agreements with Lincoln Park; Engagement Letter with Wharton Capital Markets
On December 14, 2011, we entered into a purchase agreement, or the $7.5M Purchase Agreement, and a registration rights agreement, or the Registration Rights Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, pursuant to which Lincoln Park has agreed to purchase from us up to $7,500,000 in shares of our common stock from time to time over the 36-month period commencing on the date of the effectiveness of a registration statement for the resale of such shares that we must file with the SEC pursuant to the Registration Rights Agreement. We do not have the right to commence any sales to Lincoln Park under the $7.5M Purchase Agreement until the SEC has declared effective the resale registration statement, but after such registration statement is declared effective, we may direct Lincoln Park, from time to time and at our sole discretion (subject to the terms and conditions thereof), to purchase shares of our common stock at a purchase price per share based on the prevailing market prices of our common stock immediately preceding each notice of sale to Lincoln Park. There is no upper limit on the price per share that Lincoln Park could be obligated to pay for our common stock under the $7.5M Purchase Agreement, but in no event will such shares be sold to Lincoln Park at a price of less than $0.25 per share. As consideration for its commitment to purchase shares of our common stock pursuant to the $7.5M Purchase Agreement, we have issued to Lincoln Park 470,711 shares of our common stock at no cost to Lincoln Park. Such shares will be registered for resale pursuant to the registration statement that we must file pursuant to the $7.5M Purchase Agreement and the Registration Rights Agreement.

On December 15, 2011, we entered into an additional purchase agreement, or the $2.5M Purchase Agreement, with Lincoln Park, pursuant to which Lincoln Park has agreed to purchase from us up to $2,500,000 in shares of our common stock. Under the terms of the $2.5M Purchase Agreement, Lincoln Park will initially purchase 1,347,709 shares of our common stock at a price per share of $0.371 for an aggregate amount of $500,000. Thereafter, we may, from time to time and at our sole discretion (subject to the terms and conditions thereof) over a 36-month period, direct Lincoln Park, to purchase shares of our common stock at a purchase price per share based on the prevailing market prices of our common stock immediately preceding each notice of sale to Lincoln Park. The shares sold to Lincoln Park pursuant to the $2.5M Purchase Agreement will be made pursuant to our effective shelf registration statement previously filed with the SEC, as supplemented by our registration statement on Form S-3MEF. As with the $7.5M Purchase Agreement, there is no upper limit on the price per share that Lincoln Park could be obligated to pay for our common stock under the $2.5M Purchase Agreement, but in no event will such shares be sold to Lincoln Park at a price of less than $0.25 per share. As consideration for its commitment to purchase shares of our common stock under to the $2.5M Purchase Agreement, we have issued to Lincoln Park an additional 156,904 shares of our common stock at no cost to Lincoln Park.

In connection with the sale of our common stock to Lincoln Park pursuant to the $2.5M Purchase Agreement and the $7.5M Purchase Agreement, subject to our receipt of written confirmation that the Corporate Finance Department of the Financial Industry Regulatory Authority, Inc., or FINRA, has determined not to raise any objection with respect to the fairness or reasonableness of the compensation terms of our arrangement with Wharton, we have agreed to pay a cash fee to Wharton Capital Markets LLC, or Wharton, pursuant to an engagement letter with Wharton dated December 8, 2011, or the Engagement Letter, in an amount equal to 6% of the aggregate gross proceeds to us from the issuance and sale of shares to be offered pursuant to our agreements with Lincoln Park. Such amounts will become due and payable to Wharton at the time that we actually receive funds from Lincoln Park pursuant to such agreements, provided that we have received such written confirmation of no objections from FINRA. Additionally, only upon our receipt of such written confirmation of no objections from FINRA, we have agreed to issue to Wharton or its designee a warrant to purchase 200,000 shares of our common stock with an exercise price of 110% of the closing sale price of our common stock on the date of the issuance of such warrant. Neither the warrant to be issued to Wharton nor the shares to be issued thereunder are to be registered for sale or resale under the Securities Act and will be issued in reliance on an exemption from registration under the Securities Act pursuant to Section 4(2) thereof.

The matters described in this Note 10 are described in more detail in our Current Report on Form 8-K, which we filed with the SEC on December 15, 2011. In addition, the $2.5M Purchase Agreement, the $7.5M Purchase Agreement, the Registration Rights Agreement and the Engagement Letter are each filed as exhibits to this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All references to “PURE,” “we”, “our,” “us” and the “Company” refer to Pure Bioscience, Inc. and our wholly owned subsidiary.

The discussion in this section contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “would" or “will” or the negative of these terms or other comparable terminology, but their absence does not mean that a statement is not forward-looking. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which could cause our actual results to differ from those projected in any forward-looking statements we make. Several risks and uncertainties we face are discussed in more detail under “Risk Factors” in Part II, Item 1A of this Quarterly Report or in the discussion and analysis below. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments, except as required by law. The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We are a Delaware corporation and operate in one business segment.

Recent Developments

Termination of Sales Agreement
Effective as of December 14, 2011, we terminated our sales agreement with an investment banking firm pursuant to which we previously sold shares of our common stock in at the market offerings.  As a result of such termination, there will be no future sales of our common stock under the sales agreement.

Agreements with Lincoln Park; Engagement Letter with Wharton Capital Markets
On December 14, 2011, we entered into a purchase agreement, or the $7.5M Purchase Agreement, and a registration rights agreement, or the Registration Rights Agreement, with Lincoln Park Capital Fund LLC, or Lincoln Park, pursuant to which Lincoln Park has agreed to purchase from us up to $7,500,000 in shares of our common stock from time to time over the 36-month period commencing on the date of the effectiveness of a registration statement for the resale of such shares that we must file with the SEC pursuant to the Registration Rights Agreement. We do not have the right to commence any sales to Lincoln Park under the $7.5M Purchase Agreement until the SEC has declared effective the resale registration statement, but after such registration statement is declared effective, we may direct Lincoln Park, from time to time and at our sole discretion (subject to the terms and conditions thereof), to purchase shares of our common stock at a purchase price per share based on the prevailing market prices of our common stock immediately preceding each notice of sale to Lincoln Park. There is no upper limit on the price per share that Lincoln Park could be obligated to pay for our common stock under the $7.5M Purchase Agreement, but in no event will such shares be sold to Lincoln Park at a price of less than $0.25 per share. As consideration for its commitment to purchase shares of our common stock pursuant to the $7.5M Purchase Agreement, we have issued to Lincoln Park 470,711 shares of our common stock at no cost to Lincoln Park. Such shares will be registered for resale pursuant to the registration statement that we must file pursuant to the $7.5M Purchase Agreement and the Registration Rights Agreement.

On December 15, 2011, we entered into an additional purchase agreement, or the $2.5M Purchase Agreement, with Lincoln Park, pursuant to which Lincoln Park has agreed to purchase from us up to $2,500,000 in shares of our common stock. Under the terms of the $2.5M Purchase Agreement, Lincoln Park will initially purchase 1,347,709 shares of our common stock at a price per share of $0.371 for an aggregate amount of $500,000. Thereafter, we may, from time to time and at our sole discretion (subject to the terms and conditions thereof) over a 36-month period, direct Lincoln Park, to purchase shares of our common stock at a purchase price per share based on the prevailing market prices of our common stock immediately preceding each notice of sale to Lincoln Park. The shares sold to Lincoln Park pursuant to the $2.5M Purchase Agreement will be made pursuant to our effective shelf registration statement previously filed with the SEC, as supplemented by our registration statement on Form S-3MEF. As with the $7.5M Purchase Agreement, there is no upper limit on the price per share that Lincoln Park could be obligated to pay for our common stock under the $2.5M Purchase Agreement, but in no event will such shares be sold to Lincoln Park at a price of less than $0.25 per share. As consideration for its commitment to purchase shares of our common stock under to the $2.5M Purchase Agreement, we have issued to Lincoln Park an additional 156,904 shares of our common stock at no cost to Lincoln Park.

In connection with the sale of our common stock to Lincoln Park pursuant to the $2.5M Purchase Agreement and the $7.5M Purchase Agreement, subject to our receipt of written confirmation that the Corporate Finance Department of the Financial Industry Regulatory Authority, Inc., or FINRA, has determined not to raise any objection with respect to the fairness or reasonableness of the compensation terms of our arrangement with Wharton, we have agreed to pay a cash fee to Wharton Capital Markets LLC, or Wharton, pursuant to an engagement letter with Wharton dated December 8, 2011, or the Engagement Letter, in an amount equal to 6% of the aggregate gross proceeds to us from the issuance and sale of shares to be offered pursuant to our agreements with Lincoln Park. Such amounts will become due and payable to Wharton at the time that we actually receive funds from Lincoln Park pursuant to such agreements, provided that we have received such written confirmation of no objections from FINRA. Additionally, only upon our receipt of such written confirmation of no objections from FINRA, we have agreed to issue to Wharton or its designee a warrant to purchase 200,000 shares of our common stock with an exercise price of 110% of the closing sale price of our common stock on the date of the issuance of such warrant. Neither the warrant to be issued to Wharton nor the shares to be issued thereunder are to be registered for sale or resale under the Securities Act and will be issued in reliance on an exemption from registration under the Securities Act pursuant to Section 4(2) thereof.

Richmont Corporation Proxy Fight
We have received a notice from Richmont Corporation, or Richmont, announcing its intended nomination of six individuals for election to our Board of Directors at our 2012 annual meeting.  In the notice, Richmont confirmed its ownership of shares of our common stock, which represents less than one half of one percent of our outstanding common stock. If a proxy contest results from these actions by Richmont, our business could be adversely affected. Responding to proxy contests and other actions by insurgent stockholders can be costly and time-consuming, disrupting operations and diverting the attention of management and employees. Perceived uncertainties as to our future direction may impact our existing and potential collaborations or strategic relationships and may make it more difficult to attract and retain qualified personnel. If individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan.

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

Results of Operations

Fluctuations in Operating Results
Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be affected for the foreseeable future by several factors that may contribute to these periodic fluctuations, including the demand for our products, the timing and amount of our product sales, and the progress and timing of expenditures related to sales and marketing, as well as product development. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Comparison of the Three Months Ended October 31, 2011 and 2010

Net Product Sales
Net product sales were $257,000 and $23,000 for the three months ended October 31, 2011 and 2010, respectively. The increase of $234,000 was primarily attributable to sales to a new customer, as well as increased sales to a few existing customers. The new customer accounted for $153,000 of net product sales for the three months ended October 31, 2011.

For the three months ended October 31, 2011, two individual customers each accounted for 10% or more of our net product sales. One customer accounted for 60% and the other for 17%. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales is as follows:  93% U.S. and 7% foreign.

For the three months ended October 31, 2010, three individual customers each accounted for 10% or more of our net product sales. One customer accounted for 55%, another for 17%, and the third for 15%. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales is as follows:  100% U.S. and 0% foreign.

Cost of Goods Sold
Cost of goods sold was $129,000 and $10,000 for the three months ended October 31, 2011 and 2010, respectively. The increase of $119,000 was attributable to increased net product sales, as well as an inventory charge. The inventory charge represents costs incurred by us to rework certain finished goods inventory, as well as a write-off of certain packaging inventory.

Gross margin as a percentage of net product sales, or gross margin percentage, was 50% and 57% for the three months ended October 31, 2011 and 2010, respectively. The decrease in gross margin percentage was attributable to the inventory charge noted above. Gross margin percentage, excluding the inventory charge, was 75% and 57% for the three months ended October 31, 2011 and 2010, respectively. This increase in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the quarter ended October 31, 2011 as compared to prior year.

Selling, General and Administrative Expense
Selling, general and administrative expense was $1,997,000 and $1,535,000 for the three months ended October 31, 2011 and 2010, respectively. The increase of $462,000 was primarily attributable to increases in professional fees, sales and marketing activities, personnel and related costs, and share-based compensation.

Research and Development Expense
Research and development expense was generally unchanged at $493,000 and $502,000 for the three months ended October 31, 2011 and 2010, respectively.

Liquidity and Capital Resources
Since our inception, we have financed our operations through public and private offerings of securities, revenue from product sales and license agreements, proceeds from the sale of a division and interest income from invested cash balances. We have a history of recurring losses, and we have incurred a cumulative net loss of $55,971,000.

In April 2011, we entered into a sales agreement with an investment banking firm. Under the terms of the sales agreement, we were permitted to offer and sell shares of our common stock having an aggregate offering price of up to $7,000,000. The sales were made, from time to time, through the investment bank in an “at the market” offering program, or ATM Program, as defined by the Securities and Exchange Commission, or SEC, and were made pursuant to our effective shelf registration statement previously filed with the SEC. During the three months ended October 31, 2011, we sold 963,547 shares of our common stock pursuant to the ATM Program, for net proceeds of $720,000. As of October 31, 2011, we had $2,913,458 remaining on our shelf registration, which expires in May 2012.

Effective as of December 14, 2011, we terminated the sales agreement in order to make available under our shelf registration statement additional funds for the consummation of the transactions contemplated by our agreements with Lincoln Park, as are further detailed above under the heading “Recent Developments”.  As a result of such termination, there will be no future sales of our common stock under the sales agreement.

On December 14, 2011 and December 15, 2011, we entered into certain purchase agreements with Lincoln Park for future sales of our common stock. Other than an initial purchase of 1,347,709 shares of our common stock at a price per share of $0.371 for an aggregate amount of $500,000, future sales of our common stock under such agreements are not guaranteed. Although sales of our common stock to Lincoln Park are at our sole discretion, such sales are subject to our satisfaction of certain conditions and the market price of our common stock remaining at or above $0.25 per share. We believe we will, if desirable, be able to raise sufficient capital under our agreements with Lincoln Park to provide us with adequate liquidity to fund our business plans. Sales of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us.

During the three months ended October 31, 2010, we received $2,367,000 from the sale of common stock. We also received $385,000 from the issuance of common stock upon the exercise of stock options and warrants.

As of October 31, 2011, we had $992,000 in cash and cash equivalents, and $119,000 in accounts receivable, compared to $1,794,000 in cash and cash equivalents, and $50,000 in accounts receivable as of July 31, 2011. The net decrease in cash and cash equivalents was primarily attributable to the use of cash to fund our operations, partially offset by proceeds from the issuance of common stock through securities offerings. The increase in accounts receivable was attributable to higher sales for the three months ended October 31, 2011.

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

We will need to increase our liquidity and capital resources by one or more measures in the near term. These measures may include, but are not limited to, the following: reducing operating expenses; obtaining financing through the issuance of equity, debt, or convertible securities; entering into partnerships, licenses, or other arrangements with third parties; and reducing the exercise price of outstanding warrants. If we issue equity, debt or convertible securities to raise additional funds, our existing stockholders may experience dilution, and the new equity, debt or convertible securities may have rights, preferences and privileges senior to those of our existing stockholders. There is no guarantee that we will be able to obtain capital on terms acceptable to us, or at all.

If we are unable to obtain sufficient capital in the near term, it will have a material adverse effect on our business and operations. It could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or customer requirements. It also may require us to delay, scale back or eliminate some or all of our research and development programs, to license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, or to reduce or cease operations. If adequate funds are not available when needed, we may be required to significantly modify our business model and operations to reduce spending to a sustainable level.

We believe our current efforts to raise capital, including our recent agreements with Lincoln Park, our current efforts to market and sell our products, and our ability to significantly reduce expenses, will provide sufficient cash resources to satisfy our needs over the next 12 months. However, we do not yet have, and we may never have, significant cash inflows from product sales or from other sources of revenue to offset our ongoing and planned investments in corporate infrastructure, research and development projects, regulatory submissions, business development activities, and sales and marketing, among other investments. Some or all of our ongoing or planned investments may not be successful. In addition, irrespective of our cash resources, we may be contractually or legally obligated to make certain investments which cannot be postponed.

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

Recent Accounting Pronouncements
See Note 9 to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, or the Exchange Act, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by Rule 13a-15(b) under the Exchange Act, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective.

Changes in Our Controls
There were no changes in our internal controls over financial reporting during our fiscal quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – Other Information

Item 1.  Legal Proceedings

We filed suit against Richmont Sciences, LLC on June 29, 2011 in San Diego County Superior Court, Case No. 37-2011-00068549-CU-CO-EC asserting various causes of action to collect on outstanding invoices. Richmont Sciences, LLC and Richmont Holdings, LLC filed a cross-complaint for damages against us asserting contract, tort and statutory (trade secret) claims arising out of business dealings with us. We then filed a cross-complaint for compensatory and punitive damages against both Richmont entities asserting contract and fraud claims. We intend to vigorously pursue our claims and defend against the cross-claims. We are unable to determine to the likelihood or the amount of any adverse judgment in this litigation.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Other than our ongoing litigation with Richmont, we are not currently aware of any such legal proceedings or claims to which we or our wholly owned subsidiary is a party or of which any of our property is subject that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or results of operations.

Item 1A.  Risk Factors

You should carefully consider the following information about risks and uncertainties that may affect us or our business, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q. If any of the following events, described as risks, actually occur, either alone or taken together, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment in our securities. An investment in our securities is speculative and involves a high degree of risk. You should not invest in our securities if you cannot bear the economic risk of your investment for an indefinite period of time and cannot afford to lose your entire investment.There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

Risks Related to Our Business and Industry

We will need to raise additional capital in order to continue operating our business and continue to develop new products and technologies, and such additional funds may not be available on acceptable terms or at all

We have not generated, and may never generate, significant cash from operations and must raise additional funds in order to continue operating our business. Our cash outflows for operating activities and for investments in patents and fixed assets were $1.5 million in the three months ended October 31, 2011, and $6.4 million in the year ended July 31, 2011. Cash outflows may be greater in future periods.

Our capital requirements will depend on many factors, including, among other factors:

●	the acceptance of, and demand for, our products;
●	our success and that of our strategic partners in developing and selling products derived from our technology;
●	the costs of further developing our existing, and developing new, products or technologies;
●	the extent to which we invest in new technology, testing and product development;
●	the timing of vendor payments and of the collection of receivables, among other factors affecting our working capital;
●	the exercise of outstanding options or warrants to acquire our common stock;
●	the number and timing of acquisitions and other strategic transactions, if any; and
●	the costs associated with the continued operation, and any future growth, of our business.

We will need to increase our liquidity and capital resources. We have entered into agreements with Lincoln Park Capital Fund, LLC, or Lincoln Park, to raise capital through the issuance of our common stock, on which we expect to rely in the near term. However, pursuant to the terms of such agreements, we would be unable to sell shares to Lincoln Park if and when the market price of our common stock is below $0.25 per share. Additionally, we anticipate that we may require additional capital in future periods to continue our operations and further develop our products and technologies.  Until we can generate a sufficient amount of revenue to finance our cash requirements, which we may never do, we expect to increase our liquidity and capital resources by one or more measures, which may include reducing operating expenses, raising additional financing through the issuance of debt, equity (whether through our agreements with Lincoln Park or otherwise), or convertible securities, entering into partnerships, licenses, or other arrangements with third parties, reducing the exercise price of outstanding warrants, or through other means, any one of which could reduce the value to us, perhaps substantially, of our technology and its commercial potential. There is no guarantee that we will be able to obtain capital on terms acceptable to us, or at all. Insufficient funds would result in a material adverse effect on our business and operations and could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or customer requirements, and further may require us to delay, scale back or eliminate some or all of our research and product development programs, license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, to reduce or cease operations, or otherwise significantly modify our business model or cease operations altogether. Modification of our business model and operations could result in an impairment of assets, which cannot be determined at this time. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and in addition the new equity or debt securities may have rights, preferences and privileges that are superior to those of our existing stockholders. If we incur debt, it may increase our leverage relative to our earnings or to our equity capitalization.

We have a history of losses, we may not achieve or maintain profitability

We had a loss of $2.4 million for the three months ended October 31, 2011, and a loss of $8.3 million for the year ended July 31, 2011. As of October 31, 2011, we had an accumulated deficit of approximately $56.0 million. Although we expect to continue to have losses in future periods, we are unable to predict the extent of our future losses or when or if we will become profitable, and it is possible we will never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

Raising additional funds by issuing securities or through collaboration and licensing arrangements, or other issuances of our securities, may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights

We expect that we will need to increase our liquidity and capital resources in the year ending July 31, 2012 and in future periods. We have a history of raising funds through offerings of our common stock, and we may in the future raise additional funds through public or private equity offerings (including pursuant to our recent agreements with Lincoln Park or otherwise), debt financings or corporate collaborations and licensing arrangements. The extent to which we rely on Lincoln Park as a source of funding will depend on a number of factors including, without limitation, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. To the extent that we raise additional capital by issuing equity securities, our stockholders’ ownership will be diluted. Any debt financing we obtain may involve covenants that restrict our operations. These restrictive covenants may include, among other things, limitations on borrowing, specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens on our assets, pay dividends on or redeem our capital stock or make investments. In addition, if we raise additional funds through collaboration and licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to us or relinquish potentially valuable rights to our products or proprietary technologies. We may be required in future collaborations to relinquish all or a portion of our sales and marketing rights with respect to our products or license intellectual property that enable licensees to develop competing products in order to complete any such transaction.

Our authorized common stock is 100,000,000 shares. In addition to capital raising activities, other possible business and financial uses for our authorized common stock include, without limitation, future stock splits, acquiring other companies, businesses or products in exchange for shares of common stock, issuing shares of our common stock to partners in connection with strategic alliances, attracting and retaining employees by the issuance of additional securities under our various equity compensation plans, or other transactions and corporate purposes that our Board of Directors, or Board, deems are in the Company’s best interest. Additionally, shares of common stock could be used for anti-takeover purposes or to delay or prevent changes in control or management of the Company. For example, without further stockholder approval, the Board could sell shares of common stock in a private transaction to purchasers who would oppose a takeover or favor our current Board. We cannot provide assurances that any issuances of common stock will be consummated on favorable terms or at all, that they will enhance stockholder value, or that they will not adversely affect our business or the trading price of our common stock.

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

If outstanding options and warrants to purchase shares of our common stock are exercised, the interests of our stockholders could be diluted

As of December 13, 2011, in addition to 41,521,750 shares of common stock issued and outstanding, we currently have 2,887,750 shares reserved for issuance under equity compensation plans for vested and unvested stock options. We also have 1,509,100 shares reserved for issuance on the exercise warrants and we have agreed to issue, subject to certain conditions, an additional warrant exercisable for 200,000 shares to Wharton Capital Markets LLC for its assistance in arranging our agreements with Lincoln Park. We may elect to reduce the exercise price of outstanding warrants as a means of providing additional financing to us. The exercise of options and warrants, and the sale of shares underlying such options or warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under our stock option plans, and options and warrants that may be granted or issued in the future.

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

We are currently involved in litigation, and such existing litigation, other litigation or the actions of regulatory authorities may harm our business or otherwise distract our management

Substantial, complex or extended litigation could cause us to incur major expenditures and would distract our management. We are currently involved in litigation with Richmont Sciences, LLC and Richmont Holdings, LLC. On June 29, 2011, we filed suit against Richmont Sciences, LLC asserting various causes of action to collect on an outstanding invoice. Richmont Sciences, LLC and Richmont Holdings, LLC filed a cross-complaint for damages against us asserting contract, tort and statutory (trade secret) claims arising out of business dealings with us. We then filed a cross-complaint for compensatory and punitive damages against both Richmont entities asserting contract and fraud claims. We intend to vigorously pursue our claims and defend against the cross-claims of the Richmont entities, which may divert management’s attention and consequently have a negative impact on our business. Further, although we are unable to determine the length of the dispute or the likelihood or amount of any adverse judgment in this litigation and resources, our involvement in this litigation could be costly and adversely affect our financial condition.

Other lawsuits or actions could from time to time be filed against us and/or or our executive officers and directors. For example, lawsuits by employees, former employees, stockholders, partners, customers, or others, or actions taken by regulatory authorities, could be very costly and substantially disrupt our business. Such lawsuits and actions are not uncommon, and we may not be able to resolve such disputes or actions on terms favorable to us, and there may not be sufficient capital resources available to defend such actions effectively, or at all.

We could be negatively affected as a result of a threatened proxy fight

We have received a notice from Richmont Corporation, or Richmont, and such notice, the Richmont Notice, announcing its intended nomination of six individuals for election to our Board of Directors at our 2012 annual meeting. In the Richmont Notice, Richmont confirmed its ownership of shares of our common stock, which shares represent less than one half of one percent of our outstanding common stock. If a proxy contest results from these actions by Richmont, our business could be adversely affected because:

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

Maintaining compliance with our obligations as a public company may strain our resources and distract management, and if we do not remain compliant our stock price may be adversely affected

Our common stock is registered under the Exchange Act. It is therefore subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. Both the U.S. Congress and the SEC continue to issue new and proposed rules, and complying with existing and new rules has caused, and will continue to cause, us to devote significant financial and other resources to maintain our status as a public company. In addition, in April 2008 we obtained a listing of our common stock on the NASDAQ Capital Market, adding the additional cost and administrative burden of maintaining such a listing. These additional regulatory costs and requirements will reduce our future profits or increase our future losses, and an increasing amount of management time and effort will be needed to meet our regulatory obligations.

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

On June 9, 2011, we announced the appointment of Craig Johnson as our Chief Financial Officer, which became effective August 1, 2011. With his appointment, Mr. Johnson also serves as our Principal Financial Officer and Principal Accounting Officer. Mr. Johnson has not previously worked with our existing executive management team. This management transition may result in some disruption of our business. If our new Chief Financial Officer is unable to work with our existing management team to implement our strategies, manage our operations and accomplish our objectives, our business, operations and financial results could be impaired.

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

Our current federal tax loss carry-forwards began expiring in the year ended July 31, 2011 and, unless previously utilized, will completely expire in the year ending July 31, 2030. In the years ending July 31, 2012 and 2013, $3.3 million of our federal net operating loss carry-forwards will expire, and the balance of our current federal net operating loss carry-forwards will expire between July 31, 2018 and July 31, 2030. Our California tax loss carry-forwards will begin to expire in the year ending July 31, 2014, and will completely expire in the year ending July 31, 2030. If we are unable to earn sufficient profits to utilize the carry-forwards by these dates, they will no longer be available to offset future profits, if any.

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

Risks Related to our Common Stock

The price of our common stock may be volatile, which may cause investment losses for our stockholders

The price and trading volume of our common stock have historically been volatile.  For example, in the twelve months through December 13, 2011, the closing market price of our common stock ranged from $0.37 per share to $2.64 per share, and the monthly trading volume varied from approximately 1.8 million shares to 15.5 million shares. Our agreements with Lincoln Park to sell up to an aggregate of $10,000,000 of our common stock to Lincoln Park could increase the volatility of the price of our common stock for the duration of such agreements. Other factors that could contribute to the continued volatility of the market price of our common stock include:

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

The sale or issuance of our common stock to Lincoln Park may cause dilution and the sale of the shares of common stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall

On December 14, 2011, we entered into a purchase agreement with Lincoln Park, or the $7.5M Purchase Agreement, pursuant to which Lincoln Park has committed to purchase up to $7,500,000 of our common stock and we issued 470,711 shares of our common stock at no cost to Lincoln Park as a fee for its commitment to purchase such shares. The shares to be sold pursuant to the $7.5M Purchase Agreement are to be sold by us to Lincoln Park from time to time over a 36-month period commencing after the SEC has declared effective a registration statement for the resale of such shares, which we must file with the SEC within 30 business days after the date of such agreement. In connection with such agreement, on December 15, 2011, we entered into an additional purchase agreement with Lincoln Park, or the $2.5M Purchase Agreement, pursuant to which we may issue to Lincoln Park up to $2,500,000 of our common stock (subject to certain limitations) and we issued 156,904 shares of our common stock to Lincoln Park at no cost as a fee for its commitment to purchase such shares.

Other than Lincoln Park’s initial purchase under the $2.5M Purchase Agreement of 1,347,709 shares of our common stock at a price per share of $0.371 for an aggregate amount of $500,000, or the Initial Purchase, the purchase price for the shares that we may sell to Lincoln Park under either the $2.5M Purchase Agreement or the $7.5M Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

We generally have the right to control the timing and amount of any sales of our shares to Lincoln Park, except that, pursuant to the terms of our agreements with Lincoln Park, we would be unable to sell shares to Lincoln Park if and when the market price of our common stock is below $0.25 per share. Sales of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. As such, other than the Initial Purchase, Lincoln Park may ultimately purchase all, some or none of the shares of our common stock that may be sold pursuant to such agreements and, after it has acquired shares, Lincoln Park may sell all, some or none of those shares. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 24, 2011, we entered into a one year agreement with a consultant for investor relations services and, on October 27, 2011 and pursuant to such agreement, we issued 150,000 shares of our common stock, with a value of $97,000, in exchange for these services. Such shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act, based on the offering of such shares to only one investor and the lack of any general solicitation or advertising in connection with the sale of such shares; the representation of the investor to the Company that it was an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the shares for its own account and without a view to distribute them; and our issuance of the shares restricted securities.

Item 4.  (Removed and Reserved)

Item 6.  Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

10.1
Employment Agreement by and between Pure Bioscience, Inc. and Craig Johnson, dated October 26, 2011 (Incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K filed with the SEC on October 31, 2011)

10.2		Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K filed with the SEC on October 31, 2011)
10.3
Amendment to Amended and Restated Employment Agreement by and between Pure Bioscience, Inc. and Michael L. Krall, dated October 26, 2011 (Incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed with the SEC on October 31, 2011)

10.4
Amendment to Employment Agreement by and between Pure Bioscience, Inc. and Donna Singer, dated October 26, 2011 (Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed with the SEC on October 31, 2011)

10.5
Purchase Agreement, dated December 14, 2011, by and between Pure Bioscience, Inc. and Lincoln Park Capital Fund, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2011)

10.6
Purchase Agreement, dated December 15, 2011, by and between Pure Bioscience, Inc. and Lincoln Park Capital Fund, LLC (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2011)

10.7
Registration Rights Agreement, dated December 15, 2011, by and between Pure Bioscience, Inc. and Lincoln Park Capital Fund, LLC (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2011)

10.8
Engagement Letter, dated December 8, 2011, by and between Pure Bioscience, Inc. and Wharton Capital Markets LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2011)

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE, INC.

By:	/s/ MICHAEL L. KRALL
Michael L. Krall, President / Chief Executive Officer (Principal Executive Officer)

By:	/s/ CRAIG A. JOHNSON
Craig A. Johnson, Chief Financial Officer
(Principal Financial and Accounting Officer)