Form 10-Q/A
period 2011-10-31
PURE BIOSCIENCE, INC.
filed 2011-12-22
CIK 1006028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended October 31, 2011, or the Form 10-Q, of Pure Bioscience, Inc., or the Company, as filed with the Securities and Exchange Commission, or the SEC, on December 15, 2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date of the Form 10-Q and does not modify or update in any way disclosures made in the Form 10-Q as originally filed.

Pursuant to Rule 406T of Regulation S-T, the interactive data files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.  Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

10.1	*
Employment Agreement by and between Pure Bioscience, Inc. and Craig Johnson, dated October 26, 2011 (Incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K filed with the SEC on October 31, 2011)

10.2	*	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K filed with the SEC on October 31, 2011)
10.3	*
Amendment to Amended and Restated Employment Agreement by and between Pure Bioscience, Inc. and Michael L. Krall, dated October 26, 2011 (Incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed with the SEC on October 31, 2011)

10.4	*
Amendment to Employment Agreement by and between Pure Bioscience, Inc. and Donna Singer, dated October 26, 2011 (Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed with the SEC on October 31, 2011)

10.5	*
Purchase Agreement, dated December 14, 2011, by and between Pure Bioscience, Inc. and Lincoln Park Capital Fund, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2011)

10.6	*
Purchase Agreement, dated December 15, 2011, by and between Pure Bioscience, Inc. and Lincoln Park Capital Fund, LLC (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2011)

10.7	*
Registration Rights Agreement, dated December 15, 2011, by and between Pure Bioscience, Inc. and Lincoln Park Capital Fund, LLC (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2011)

10.8	*
Engagement Letter, dated December 8, 2011, by and between Pure Bioscience, Inc. and Wharton Capital Markets LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2011)

31.1	*
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 15, 2011)

31.2	*
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 15, 2011)

32.1	*
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 15, 2011)

32.2	*
Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 15, 2011)

101	†
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at October 31, 2011 and July 31, 2011; (ii) Consolidated Statements of Operations for the three months ended October 31, 2010 and 2011; (iii) Consolidated Statements of Cash Flows for the three months ended October 31, 2010 and 2011; and (iv) Notes to Consolidated Financial Statements, tagged as block of text.

* Previously included or incorporated by reference in the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2011, filed with the SEC on December 15, 2011.
† Filed herewith.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE, INC.

Date:	December 22, 2011	By:	/s/ MICHAEL L. KRALL
Michael L. Krall, President / Chief Executive Officer (Principal Executive Officer)

Date:	December 22, 2011	By:	/s/ CRAIG A. JOHNSON
Craig A. Johnson, Chief Financial Officer
(Principal Financial and Accounting Officer)