Form 10-Q
period 2012-01-31
PURE BIOSCIENCE, INC.
filed 2012-03-16
CIK 1006028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2012

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
Yes ☐ No ☒

As of March 9, 2012, there were 46,697,074 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

Pure Bioscience, Inc.

Form 10-Q
for the Quarterly Period Ended January 31, 2012

Item 1.  Financial Statements
Pure Bioscience, Inc.
Consolidated Balance Sheets

	January 31,	July 31,
	2012	2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$626,000	$1,794,000
Accounts receivable, net	16,000	50,000
Inventories, net	889,000	861,000
Prepaid expenses	482,000	100,000
Total current assets	2,013,000	2,805,000

Property, plant and equipment, net	326,000	426,000
Patents, net	1,889,000	1,917,000

Total assets	$4,228,000	$5,148,000

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,538,000	$677,000
Accrued liabilities	332,000	258,000
Total current liabilities	1,870,000	935,000

Deferred rent	11,000	6,000
Total liabilities	1,881,000	941,000

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.01 par value:
5,000,000 shares authorized, no shares issued	-	-
Common stock, $0.01 par value:
100,000,000 shares authorized
44,497,074 issued and outstanding at January 31, 2012, and
40,034,659 issued and outstanding at July 31, 2011	445,000	400,000
Additional paid-in capital	60,066,000	57,417,000
Accumulated deficit	(58,164,000)	(53,610,000)
Total stockholders' equity	2,347,000	4,207,000

Total liabilities and stockholders' equity	$4,228,000	$5,148,000

See accompanying notes.

Pure Bioscience, Inc.
Consolidated Statements of Operations
(Unaudited)

	Six months ended		Three months ended
	January 31,		January 31,
	2012	2011	2012	2011
Revenue
Net product sales	$478,000	$81,000	$221,000	$58,000
License fees	-	10,000	-	10,000
Total revenue	478,000	91,000	221,000	68,000

Operating costs and expenses
Cost of goods sold	169,000	25,000	40,000	15,000
Selling, general and administrative	3,882,000	3,410,000	1,885,000	1,876,000
Research and development	982,000	1,175,000	489,000	673,000
Total operating costs and expenses	5,033,000	4,610,000	2,414,000	2,564,000

Loss from operations	(4,555,000)	(4,519,000)	(2,193,000)	(2,496,000)

Other income (expense)
Interest income	1,000	5,000	-	3,000
Other income, net	-	13,000	-	13,000
Total other income (expense)	1,000	18,000	-	16,000

Net loss	$(4,554,000)	$(4,501,000)	$(2,193,000)	$(2,480,000)

Basic and diluted net loss per share	$(0.11)	$(0.12)	$(0.05)	$(0.07)

Shares used in computing basic
and diluted net loss per share	41,498,148	36,364,995	42,625,705	37,058,057

See accompanying notes.

Pure Bioscience, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	January 31,
	2012	2011

Operating activities
Net loss	$(4,554,000)	$(4,501,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	623,000	605,000
Amortization of stock issued for services	24,000	-
Depreciation and amortization	216,000	234,000
Changes in operating assets and liabilities:
Accounts receivable	34,000	(31,000)
Inventories	(28,000)	(140,000)
Prepaid expenses	(12,000)	72,000
Accounts payable and accrued liabilities	935,000	269,000
Deferred revenue	-	312,000
Deferred rent	5,000	(4,000)
Net cash used in operating activities	(2,757,000)	(3,184,000)

Investing activities
Investment in patents	(79,000)	(142,000)
Purchases of property, plant and equipment	(9,000)	(10,000)
Net cash used in investing activities	(88,000)	(152,000)

Financing activities
Net proceeds from the sale of common stock	1,677,000	2,367,000
Net proceeds from exercise of stock options and warrants	-	454,000
Net cash provided by financing activities	1,677,000	2,821,000

Net decrease in cash and cash equivalents	(1,168,000)	(515,000)

Cash and cash equivalents at beginning of period	1,794,000	2,193,000

Cash and cash equivalents at end of period	$626,000	$1,678,000

Supplemental disclosure of cash flow information
Cash paid for taxes	$1,000	$2,400

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for prepaid services	$97,000	$-
Common stock issued under stock purchase agreement	$296,000	$-

See accompanying notes.

Pure Bioscience, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated accounts of Pure Bioscience, Inc. and its wholly owned subsidiary, ETIH2O Corporation, a Nevada corporation. ETIH2O Corporation currently has no business operations and no material assets or liabilities and there have been no significant transactions related to ETIH2O Corporation during the periods presented in the consolidated financial statements. All inter-company balances and transactions have been eliminated. All references to “PURE,” “we,” “our,” “us” and the “Company” refer to Pure Bioscience, Inc. and our wholly owned subsidiary.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information pursuant to the instructions to Form 10-Q and Article 10/Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2012 are not necessarily indicative of the results that may be expected for other quarters or the year ending July 31, 2012. The July 31, 2011 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in our Annual Report on Form 10-K. For more complete information, these unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended July 31, 2011 included in our Annual Report on Form 10-K covering such period filed with the Securities and Exchange Commission, or SEC, on October 31, 2011.

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

Since our inception, we have financed our operations primarily through public and private offerings of securities, revenue from product sales and license agreements, proceeds from the sale of a division and interest income from invested cash balances. We have a history of recurring losses, and we have incurred a cumulative net loss of $58,164,000.

Our future capital requirements depend on numerous forward-looking factors. These factors may include, but are not limited to, the following: the acceptance of, and demand for, our products; our success and the success of our partners in selling our products; our success and the success of our partners in obtaining regulatory approvals to sell our products; the costs of further developing our existing products and technologies; the extent to which we invest in new product and technology development; the costs of our ongoing litigation with Richmont Sciences, LLC and the proxy contest that Richmont Corporation has initiated; and the costs associated with the continued operation, and any future growth, of our business. The outcome of these and other forward-looking factors will substantially affect our liquidity and capital resources.

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

We believe our current efforts to raise capital, including our recent agreements with Lincoln Park (see Note 7), our current efforts to market and sell our products, and our ability to significantly reduce expenses, will provide sufficient cash resources to satisfy our needs over the next 12 months. However, we do not yet have, and we may never have, significant cash inflows from product sales or from other sources of revenue to offset our ongoing and planned investments in corporate infrastructure, research and development projects, regulatory submissions, business development initiatives, and sales and marketing activities, as well as other investments. Some or all of our ongoing or planned investments may not be successful. In addition, irrespective of our cash resources, we may be contractually or legally obligated to make certain investments which cannot be postponed.

3.	Net Loss Per Share

Basic loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding for the period. For the purposes of this calculation, stock options and warrants are considered to be common share equivalents, and are determined using the treasury stock method. Common share equivalents are only included in the calculation of diluted loss per share when their effect is dilutive. Because we have incurred a net loss for all periods presented, the effect of common share equivalents is anti-dilutive, and there is no difference between basic loss per share and diluted loss per share. As of January 31, 2012 and 2011, the number of stock options and warrants not included in the computation of diluted net loss per share totaled 4,422,000 and 6,503,000, respectively.

4.	Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments. For the three and six months ended January 31, 2012 and 2011, our comprehensive loss consisted only of net loss.

5.	Inventory

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Inventories consist of the following:

	January 31, 2012	July 31, 2011
Raw materials	$500,000	$498,000
Finished goods	389,000	363,000
	$889,000	$861,000

6.	Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the three and six months ended January 31, 2012 and 2011, no impairment of long-lived assets was indicated or recorded.

7.	Common Stock

On October 24, 2011, we entered into a one year service agreement for investor relations services. We issued 150,000 shares of our common stock, with a value of $97,000, for these services. The value was capitalized to prepaid expenses and is being amortized over the term of the agreement. During the three and six months ended January 31, 2012, we recognized $24,000 of expense related to these services.

In April 2011, we entered into a sales agreement with an investment banking firm. On December 14, 2011, we terminated such sales agreement and, consequently, there have been no sales of our common stock under the sales agreement since its termination. Under the terms of the sales agreement, we were permitted to offer and sell shares of our common stock having an aggregate offering price of up to $7,000,000. The sales were made, from time to time, through the investment bank in “at the market” offerings, as defined by the SEC, and were made pursuant to our effective shelf registration statement previously filed with the SEC. During the three and six months ended January 31, 2012, we sold 373,544 and 1,337,091 shares, respectively, of our common stock pursuant to these offerings, for net proceeds of $228,000 and $948,000, respectively.

On December 14, 2011, we entered into a purchase agreement, or the $7.5M Purchase Agreement, and a registration rights agreement, or the Registration Rights Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, pursuant to which Lincoln Park has agreed to purchase from us up to $7,500,000 in shares of our common stock from time to time over the 36-month period commencing on the date of the effectiveness of a registration statement for the resale of such shares that we must file with the SEC pursuant to the terms of such agreements. Lincoln Park has agreed to extend the filing deadline regarding the resale registration statement such that we are currently required to file such registration statement on or before March 30, 2012. We do not have the right to commence any sales to Lincoln Park under the $7.5M Purchase Agreement until the SEC has declared effective the resale registration statement, but after such registration statement is declared effective, we may direct Lincoln Park, from time to time and at our sole discretion (subject to the terms and conditions thereof), to purchase shares of our common stock at a purchase price per share based on the prevailing market prices of our common stock immediately preceding each notice of sale to Lincoln Park. There is no upper limit on the price per share that Lincoln Park could be obligated to pay for our common stock under the $7.5M Purchase Agreement, but in no event will such shares be sold to Lincoln Park at a price of less than $0.25 per share. As consideration for its commitment to purchase shares of our common stock pursuant to the $7.5M Purchase Agreement, in December 2011, we issued to Lincoln Park 470,711 shares of our common stock at no cost to Lincoln Park. Such shares will be registered for resale pursuant to the registration statement that we must file as described above.

On December 15, 2011, we entered into an additional purchase agreement, or the $2.5M Purchase Agreement, with Lincoln Park, pursuant to which Lincoln Park has agreed to purchase from us up to $2,500,000 in shares of our common stock. Under the terms of the $2.5M Purchase Agreement, Lincoln Park initially purchased 1,347,709 shares of our common stock at a price per share of $0.371 for an aggregate amount of approximately $500,000. We may direct Lincoln Park, from time to time and at our sole discretion (subject to the terms and conditions thereof) over a 36-month period after the initial purchase, to purchase shares of our common stock at a purchase price per share based on the prevailing market prices of our common stock immediately preceding each notice of sale to Lincoln Park. The shares sold to Lincoln Park pursuant to the $2.5M Purchase Agreement are made pursuant to our effective shelf registration statement previously filed with the SEC, as supplemented by our registration statement on Form S-3MEF. As with the $7.5M Purchase Agreement, there is no upper limit on the price per share that Lincoln Park could be obligated to pay for our common stock under the $2.5M Purchase Agreement, but in no event will such shares be sold to Lincoln Park at a price of less than $0.25 per share. As consideration for its commitment to purchase shares of our common stock under to the $2.5M Purchase Agreement, in December 2011, we issued to Lincoln Park an additional 156,904 shares of our common stock at no cost to Lincoln Park. Such shares were registered for resale pursuant to our currently effective registration statement as described above.

In connection with our agreements with Lincoln Park, as of January 31, 2012, we recorded deferred offering costs of $404,000. Of this amount, $108,000 represents fees associated with the offering, and $296,000 represents the fair market value of the 627,615 shares of our common stock issued to Lincoln Park as commitment shares. The deferred offering costs were recorded on our balance sheet and will be amortized as we utilize the purchase agreements.

During the three months ended January 31, 2012, we sold 2,347,709 shares of our common stock to Lincoln Park pursuant to the $2.5M Purchase Agreement. Net proceeds from the sale of these shares were $729,000. As of January 31, 2012, we had $1,666,580 remaining on our shelf registration statement.

In connection with the sale of our common stock to Lincoln Park pursuant to the $2.5M Purchase Agreement and the $7.5M Purchase Agreement, we agreed to pay a cash fee to Wharton Capital Markets LLC, or Wharton, pursuant to an engagement letter dated December 8, 2011, in an amount equal to 6% of the aggregate gross proceeds to us from the issuance and sale of shares to be offered pursuant to our agreements with Lincoln Park. Such amounts become due and payable to Wharton at the time that we actually receive funds from Lincoln Park pursuant to such agreements. Additionally, we agreed to issue to Wharton a warrant, or the Warrant, to purchase 200,000 shares of our common stock with an exercise price of 110% of the closing sale price of our common stock on the date of the issuance of the Warrant. Our payment of cash fees and the issuance of the Warrant to Wharton were subject to our receipt of written confirmation that the Corporate Finance Department of the Financial Industry Regulatory Authority, Inc., or FINRA, had determined not to raise any objection with respect to the fairness or reasonableness of the compensation terms of our arrangement with Wharton. On February 3, 2012, we received the applicable written confirmation from FINRA, and consequently issued to Wharton the Warrant at an exercise price of $0.451 per share. A fair value of $53,000 was estimated for the Warrant using the Black-Sholes valuation method. Neither the Warrant issued to Wharton nor the shares to be issued upon exercise thereof have been or are to be registered for sale or resale under the Securities Act and will be issued in reliance on an exemption from registration under the Securities Act pursuant to Section 4(2) thereof.

Our agreements with Lincoln Park and Wharton are described in more detail in our Current Report on Form 8-K, which we filed with the SEC on December 15, 2011. Additionally, the $7.5M Purchase Agreement, the Registration Rights Agreement, the $2.5M Purchase Agreement, the engagement letter with Wharton, and the Warrant are filed as exhibits to this Quarterly Report on Form 10-Q.

8.	Share-Based Compensation

The following table summarizes share-based compensation expense related to stock options and restricted stock awards for the three and six months ended January 31, 2012 and 2011:

	For the three months ended January 31,
	2012	2011
Share-based compensation for employees and directors:
Selling, general and administrative	$181,000	$257,000
Research and development	64,000	38,000
	245,000	295,000

Share-based compensation for consultants:
Selling, general and administrative	1,000	(3,000)
Research and development	-	5,000
	1,000	2,000

Total share-based compensation expense	$246,000	$297,000

	For the six months ended January 31,
	2012	2011
Share-based compensation for employees and directors:
Selling, general and administrative	$503,000	$503,000
Research and development	127,000	75,000
	630,000	578,000

Share-based compensation for consultants:
Selling, general and administrative	(7,000)	30,000
Research and development	-	(3,000)
	(7,000)	27,000

Total share-based compensation expense	$623,000	$605,000

As of January 31, 2012, there was $1,538,000 of unrecognized non-cash compensation cost related to unvested options, which will be recognized over a weighted average period of 1.54 years. Also, as of January 31, 2012, there was no unrecognized non-cash compensation cost related to unvested restricted shares.

We estimate the fair value of each option grant on the grant date using the Black-Scholes option valuation model with the following weighted-average assumptions:

	For the six months ended January 31,
	2012	2011
Volatility	79.94% - 81.56%	81.15% - 82.18%
Risk-free interest rate	0.28% - 1.32%	1.80% - 2.14%
Dividend yield	0.0%	0.0%
Expected life	4.84 years	4.93 years

9.	Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB, issued ASU No. 2011-04, "Fair Value Measurement" to amend the accounting and disclosure requirements on fair value measurements. This ASU limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, this update expands the disclosure on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. ASU No. 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011 (our third quarter beginning February 1, 2012). We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income". This ASU presents an entity with the option to present the total of comprehensive income, the components of net income, and the component of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity/deficit. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (our third quarter beginning February 1, 2012). As ASU No. 2011-05 relates only to the presentation of comprehensive income, we do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

10.	Subsequent Events

Financing
From February 1, 2012 through March 9, 2012, we sold 2,200,000 shares of our common stock to Lincoln Park pursuant to the $2.5M Purchase Agreement as described in Note 7. Net proceeds from the sale of these shares were $750,000.

NASDAQ Delisting Notification
As previously disclosed, on September 16, 2011, we received a deficiency letter, or the Notification Letter, from the NASDAQ Stock Market, or NASDAQ, notifying us that our common stock no longer met NASDAQ’s requirements for continued listing on the NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2), or the Bid Price Rule, because the minimum bid price of our common stock did not equal or exceed $1.00 at least once over a period of 30 consecutive trading days prior to the date of the Notification Letter. Under NASDAQ Listing Rule 5810(c)(3)(A), we were afforded 180 calendar days, or until March 14, 2012, to regain compliance with the Bid Price Rule. We did not regain compliance with the Bid Price Rule by such date because the closing bid price of our common stock did not meet or exceed $1.00 per share for at least 10 consecutive business days during the applicable 180-day period. Accordingly, on March 15, 2012, we received from NASDAQ a second deficiency letter, or the Second Notification Letter, notifying us that our common stock continues to be at risk of delisting from the NASDAQ Capital Market. As described in the Second Notification Letter, we are not eligible for an additional grace period to regain compliance with the Bid Price Rule because, based on current market information and our stockholders’ equity as reported in our Quarterly Report on Form 10-Q for the period ended October 31, 2011, we do not satisfy all applicable requirements for initial listing on the NASDAQ Capital Market under NASDAQ Listing Rule 5505.

We are currently evaluating our options in connection with the Second Notification Letter. We expect to appeal NASDAQ’s delisting determination to a NASDAQ Hearings Panel, or the Panel, in accordance with NASDAQ’s applicable procedures. In order to pursue an appeal, within seven days of the date of the Second Notification Letter we must submit to NASDAQ a request for an oral or written hearing by the Panel, which we anticipate would occur within 45 days of the date of our request. We would be permitted to submit for the Panel’s consideration a written plan of compliance, which, according to NASDAQ guidance, should include a commitment to implement a reverse stock split within 180 days of the applicable delisting notification when the delisting determination is the result of noncompliance with the Bid Price Rule. If we pursue an appeal, our common stock would remain listed on the NASDAQ Capital Market pending the Panel’s decision.

While we expect that we will pursue an appeal to attempt to maintain our NASDAQ listing, our efforts may not be successful and our common stock may be delisted from the NASDAQ Capital Market.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

All references to “PURE,” “we”, “our,” “us” and the “Company” refer to Pure Bioscience, Inc. and our wholly owned subsidiary, ETIH2O Corporation, a Nevada corporation. ETIH2O Corporation currently has no business operations and no material assets or liabilities and there have been no significant transactions related to ETIH2O Corporation during the periods presented in the consolidated financial statements contained elsewhere in this Quarterly Report.

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

Recent Developments

NASDAQ Delisting Notification
As previously disclosed, on September 16, 2011, we received a deficiency letter, or the Notification Letter, from the NASDAQ Stock Market, or NASDAQ, notifying us that our common stock no longer met NASDAQ’s requirements for continued listing on the NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2), or the Bid Price Rule, because the minimum bid price of our common stock did not equal or exceed $1.00 at least once over a period of 30 consecutive trading days prior to the date of the Notification Letter. Under NASDAQ Listing Rule 5810(c)(3)(A), we were afforded 180 calendar days, or until March 14, 2012, to regain compliance with the Bid Price Rule. We did not regain compliance with the Bid Price Rule by such date because the closing bid price of our common stock did not meet or exceed $1.00 per share for at least 10 consecutive business days during the applicable 180-day period. Accordingly, on March 15, 2012, we received from NASDAQ a second deficiency letter, or the Second Notification Letter, notifying us that our common stock continues to be at risk of delisting from the NASDAQ Capital Market. As described in the Second Notification Letter, we are not eligible for an additional grace period to regain compliance with the Bid Price Rule because, based on current market information and our stockholders’ equity as reported in our Quarterly Report on Form 10-Q for the period ended October 31, 2011, we do not satisfy all applicable requirements for initial listing on the NASDAQ Capital Market under NASDAQ Listing Rule 5505.

We are currently evaluating our options in connection with the Second Notification Letter. We expect to appeal NASDAQ’s delisting determination to a NASDAQ Hearings Panel, or the Panel, in accordance with NASDAQ’s applicable procedures. In order to pursue an appeal, within seven days of the date of the Second Notification Letter we must submit to NASDAQ a request for an oral or written hearing by the Panel, which we anticipate would occur within 45 days of the date of our request. We would be permitted to submit for the Panel’s consideration a written plan of compliance, which, according to NASDAQ guidance, should include a commitment to implement a reverse stock split within 180 days of the applicable delisting notification when the delisting determination is the result of noncompliance with the Bid Price Rule. If we pursue an appeal, our common stock would remain listed on the NASDAQ Capital Market pending the Panel’s decision.

While we expect that we will pursue an appeal to attempt to maintain our NASDAQ listing, our efforts may not be successful and our common stock may be delisted from the NASDAQ Capital Market.

Richmont Corporation Proxy Fight
We have received a notice from Richmont Corporation, or Richmont, announcing its intended nomination of six individuals for election to our Board of Directors at our 2012 annual meeting. In the notice, Richmont confirmed its ownership of shares of our common stock, which represents less than one half of one percent of our outstanding common stock. Since our receipt of such notice: on December 23, 2011, Richmont filed a preliminary proxy statement with the Securities and Exchange Commission, or the SEC, describing its intended nomination of such individuals and, among other things, confirming its intent to terminate our ongoing litigation with Richmont Sciences, LLC and enter into a new, unspecified relationship with such entity in the event Richmont’s proxy contest is successful; on February 17, 2012, we announced the date of our 2012 annual meeting of stockholders as July 25, 2012; and on February 27, 2012, Richmont filed a revised preliminary proxy statement in response to such announcement. If a proxy contest results from these actions by Richmont, our business could be adversely affected. Responding to proxy contests and other actions by insurgent stockholders can be costly and time-consuming, disrupting operations and diverting the attention of management and employees. Perceived uncertainties as to our future direction may impact our existing and potential collaborations or strategic relationships and may make it more difficult to attract and retain qualified personnel. If individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan.

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

Results of Operations

Fluctuations in Operating Results
Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be affected for the foreseeable future by several factors that may contribute to these periodic fluctuations, including the demand for our products, the timing and amount of our product sales, and the progress and timing of expenditures related to sales and marketing, as well as product development. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a reliable indication of our future performance.

Comparison of the Three Months Ended January 31, 2012 and 2011

Net Product Sales
Net product sales were $221,000 and $58,000 for the three months ended January 31, 2012 and 2011, respectively. The increase of $163,000 was primarily attributable to sales to a new customer. The new customer accounted for $172,000 of net product sales for the three months ended January 31, 2012.

For the three months ended January 31, 2012, one individual customer accounted for 10% or more of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows:  100% U.S. and 0% foreign.

For the three months ended January 31, 2011, two individual customers each accounted for 10% or more of our net product sales. One customer accounted for 65% and the other for 20%. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows:  100% U.S. and 0% foreign.

Cost of Goods Sold
Cost of goods sold was $40,000 and $15,000 for the three months ended January 31, 2012 and 2011, respectively. The increase of $25,000 was attributable to increased net product sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 82% and 74% for the three months ended January 31, 2012 and 2011, respectively. The increase in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the quarter ended January 31, 2012 as compared to prior year.

Selling, General and Administrative Expense
Selling, general and administrative expense was $1,885,000 and $1,876,000 for the three months ended January 31, 2012 and 2011, respectively. The increase of $9,000 was primarily attributable to an increase in legal fees of $213,000, which were incurred in significant part as a result of our ongoing litigation with Richmont Sciences, LLC as well as the proxy contest that Richmont Corporation has initiated, which was almost entirely offset by decreases in personnel costs and related expenses, depreciation expense, and other professional services costs.

Research and Development Expense
Research and development expense was $489,000 and $673,000 for the three months ended January 31, 2012 and 2011, respectively. The decrease of $184,000 was primarily attributable to decreases in personnel costs and related expenses and third-party research and testing activities.

Comparison of the Six Months Ended January 31, 2012 and 2011

Net Product Sales
Net product sales were $478,000 and $81,000 for the six months ended January 31, 2012 and 2011, respectively. The increase of $397,000 was primarily attributable to sales to a new customer, as well as increased sales to a few existing customers. The new customer accounted for $326,000 of net product sales for the six months ended January 31, 2012.

For the six months ended January 31, 2012, one individual customer accounted for 10% or more of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows:  97% U.S. and 3% foreign.

For the six months ended January 31, 2011, three individual customers each accounted for 10% or more of our net product sales. One customer accounted for 50%, another for 30%, and the third for 10%. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows:  100% U.S. and 0% foreign.

Cost of Goods Sold
Cost of goods sold was $169,000 and $25,000 for the six months ended January 31, 2012 and 2011, respectively. The increase of $144,000 was attributable to increased net product sales, as well as an inventory charge. The inventory charge represents costs incurred by us to rework certain finished goods inventory, as well as a write-off of certain packaging inventory.

Gross margin as a percentage of net product sales, or gross margin percentage, was 65% and 69% for the six months ended January 31, 2012 and 2011, respectively. The decrease in gross margin percentage was attributable to the inventory charge noted above. Gross margin percentage, excluding the inventory charge, was 75% and 69% for the six months ended January 31, 2012 and 2011, respectively. This increase in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the six months ended January 31, 2012 as compared to the prior year.

Selling, General and Administrative Expense
Selling, general and administrative expense was $3,882,000 and $3,410,000 for the six months ended January 31, 2012 and 2011, respectively. The increase of $472,000 was primarily attributable to an increase in legal fees of $342,000, which were incurred in significant part as a result of our ongoing litigation with Richmont Sciences, LLC as well as the proxy contest that Richmont Corporation has initiated, as well as increases in sales and marketing activities, and personnel and related costs.

Research and Development Expense
Research and development expense was $982,000 and $1,175,000 for the six months ended January 31, 2012 and 2011, respectively. The decrease of $193,000 was primarily attributable to decreases in personnel and related costs, third-party research and testing activities, laboratory supplies and patent costs.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through public and private offerings of securities, revenue from product sales and license agreements, proceeds from the sale of a division and interest income from invested cash balances. We have a history of recurring losses, and we have incurred a cumulative net loss of $58,164,000.

On December 14, 2011 and December 15, 2011, we entered into certain purchase agreements and a registration rights agreement with Lincoln Park for future sales of our common stock totaling up to $10,000,000. The provisions of such agreements are described in more detail in Note 7 of our consolidated financial statements in Item 1 of this Quarterly Report. Other than Lincoln Park’s initial purchase of 1,347,709 shares of our common stock at a price per share of $0.371 for an aggregate amount of $500,000, future sales of our common stock under such agreements are not guaranteed. Although sales of our common stock to Lincoln Park are at our sole discretion, such sales are subject to our satisfaction of certain conditions and the market price of our common stock remaining at or above $0.25 per share. We believe we will, if desirable, be able to raise sufficient capital under our agreements with Lincoln Park to provide us with adequate liquidity to fund our business plans. Sales of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. During the six months ended January 31, 2012, we sold 2,347,709 shares of our common stock to Lincoln Park for net proceeds of $729,000. As of January 31, 2012, we had $1,666,580 remaining on our shelf registration statement, which expires in May 2012.

In April 2011, we entered into a sales agreement with an investment banking firm. Under the terms of the sales agreement, we were permitted to offer and sell shares of our common stock having an aggregate offering price of up to $7,000,000. The sales were made, from time to time, through the investment bank in an “at the market” offering program, or ATM Program, as defined by the SEC and were made pursuant to our effective shelf registration statement previously filed with the SEC. During the six months ended January 31, 2012, we sold 1,337,091 shares of our common stock pursuant to the ATM Program, for net proceeds of $948,000. Effective as of December 14, 2011, we terminated the sales agreement in order to make available under our shelf registration statement sufficient funds for the consummation of the transactions contemplated by our agreements with Lincoln Park. As a result of such termination, there have been no sales of our common stock under the sales agreement since the date of its termination and there will be no future sales of our common stock under the sales agreement.

During the six months ended January 31, 2011, we received $2,367,000 from the sale of common stock. We also received $454,000 from the issuance of common stock upon the exercise of stock options and warrants.

As of January 31, 2012, we had $626,000 in cash and cash equivalents, and $16,000 in accounts receivable, compared to $1,794,000 in cash and cash equivalents, and $50,000 in accounts receivable as of July 31, 2011. The net decrease in cash and cash equivalents was primarily attributable to the use of cash to fund our operations, partially offset by proceeds from the issuance of common stock through securities offerings. The decrease in accounts receivable was attributable to the timing of customer payments during the six months ended January 31, 2012.

Our future capital requirements depend on numerous forward-looking factors. These factors may include, but are not limited to, the following: the acceptance of, and demand for, our products; our success and the success of our partners in selling our products; our success and the success of our partners in obtaining regulatory approvals to sell our products; the costs of further developing our existing products and technologies; the extent to which we invest in new product and technology development; the costs of our ongoing litigation with Richmont Sciences, LLC and the proxy contest that Richmont Corporation has elected to pursue; and the costs associated with the continued operation, and any future growth, of our business. The outcome of these and other forward-looking factors will substantially affect our liquidity and capital resources.

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

We believe our current efforts to raise capital, including our recent agreements with Lincoln Park, our current efforts to market and sell our products, and our ability to significantly reduce expenses, will provide sufficient cash resources to satisfy our needs over the next 12 months. However, we do not yet have, and we may never have, significant cash inflows from product sales or from other sources of revenue to offset our ongoing and planned investments in corporate infrastructure, research and development projects, regulatory submissions, business development initiatives, and sales and marketing activities, as well as other investments. Some or all of our ongoing or planned investments may not be successful. In addition, irrespective of our cash resources, we may be contractually or legally obligated to make certain investments which cannot be postponed.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, or the Exchange Act, and as provided in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

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

Changes in Our Controls
There were no changes in our internal controls over financial reporting during our fiscal quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – Other Information

Item 1.  Legal Proceedings

We filed suit against Richmont Sciences, LLC on June 29, 2011 in San Diego County Superior Court, Case No. 37-2011-00068549-CU-CO-EC asserting various causes of action to collect on outstanding invoices. Richmont Sciences, LLC and Richmont Holdings, LLC filed a cross-complaint for damages against us asserting contract, tort and statutory (trade secret) claims arising out of business dealings with us. We then filed a cross-complaint for compensatory and punitive damages against both Richmont entities asserting contract and fraud claims. The San Diego County Superior Court has since ordered that we participate in mediation with both Richmont entities to attempt to resolve the dispute, which must commence no later than August 30, 2012. If such mediation is not successful and the dispute continues to trial, the court has established November 26, 2012 as the date for the commencement of the trial. We intend to vigorously pursue our claims and defend against the cross-claims. We are unable to determine to the likelihood or the amount of any adverse judgment in this litigation.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Other than our ongoing litigation with Richmont Sciences, LLC, we are not currently aware of any such legal proceedings or claims to which we or our wholly owned subsidiary is a party or of which any of our property is subject that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

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

Risks Related to Our Business and Industry

We will need to raise additional capital in order to continue operating our business and continue to develop new products and technologies, and such additional funds may not be available on acceptable terms or at all

We have not generated, and may never generate, significant cash from operations and must raise additional funds in order to continue operating our business. Our cash outflows for operating activities and for investments in patents and fixed assets were $2.8 million in the six months ended January 31, 2012, and $6.4 million in the year ended July 31, 2011. Cash outflows may be greater in future periods.

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

We will need to increase our liquidity and capital resources. We have entered into agreements with Lincoln Park Capital Fund, LLC, or Lincoln Park, to raise capital through the issuance of our common stock, on which we have recently relied and expect to continue to utilize in the near term and in future periods. However, pursuant to the terms of such agreements, we would be unable to sell shares to Lincoln Park if and when the market price of our common stock is below $0.25 per share. Additionally, we anticipate that we may require additional capital in future periods to continue our operations and further develop our products and technologies. Until we can generate a sufficient amount of revenue to finance our cash requirements, which we may never do, we expect to increase our liquidity and capital resources by one or more measures, which may include reducing operating expenses, raising additional financing through the issuance of debt, equity (whether through our agreements with Lincoln Park or otherwise), or convertible securities, entering into partnerships, licenses, or other arrangements with third parties, reducing the exercise price of outstanding warrants, or through other means, any one of which could reduce the value to us, perhaps substantially, of our technology and its commercial potential. There is no guarantee that we will be able to obtain capital on terms acceptable to us, or at all. Insufficient funds would result in a material adverse effect on our business and operations and could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or customer requirements, and further may require us to delay, scale back or eliminate some or all of our research and product development programs, license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, to reduce or cease operations, or otherwise significantly modify our business model or cease operations altogether. Modification of our business model and operations could result in an impairment of assets, which cannot be determined at this time. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and in addition the new equity or debt securities may have rights, preferences and privileges that are superior to those of our existing stockholders. If we incur debt, it may increase our leverage relative to our earnings or to our equity capitalization.

We have a history of losses, we may not achieve or maintain profitability

We had a loss of $4.6 million for the six months ended January 31, 2012, and a loss of $8.3 million for the year ended July 31, 2011. As of January 31, 2012, we had an accumulated deficit of approximately $58.2 million. Although we expect to continue to have losses in future periods, we are unable to predict the extent of our future losses or when or if we will become profitable, and it is possible we will never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

Our authorized common stock is 100,000,000 shares. In addition to capital raising activities, other possible business and financial uses for our authorized common stock include, without limitation, future stock splits, acquiring other companies, businesses or products in exchange for shares of common stock, issuing shares of our common stock to partners in connection with strategic alliances, attracting and retaining employees by the issuance of additional securities under our various equity compensation plans, or other transactions and corporate purposes that our Board of Directors, or Board, deems are in the Company’s best interest. Additionally, shares of common stock could be used for anti-takeover purposes or to delay or prevent changes in control or management of the Company. For example, without further stockholder approval, our Board could approve the sale of shares of common stock in a private transaction to purchasers who may oppose a takeover or favor our current Board. We cannot provide assurances that any issuances of common stock will be consummated on favorable terms or at all, that they will enhance stockholder value, or that they will not adversely affect our business or the trading price of our common stock.

Under our Certificate of Incorporation, our Board could also authorize the issuance of up to 5,000,000 shares of preferred stock on terms determined by the Board. If any common or preferred stock is issued, the interests of holders of our common stock could be diluted, and shares of preferred stock could be issued in a financing in which investors purchase preferred stock with rights, preferences and privileges that may be superior to those of the common stock, and the market price of our common stock could decline.

If outstanding options and warrants to purchase shares of our common stock are exercised, the interests of our stockholders could be diluted

As of March 9, 2012, in addition to 46,697,074 shares of common stock issued and outstanding, we currently have 2,912,750 shares reserved for issuance under equity compensation plans for vested and unvested stock options. We also have 1,709,100 shares reserved for issuance on the exercise of outstanding warrants. We may elect to reduce the exercise price of outstanding warrants as a means of providing additional financing to us. The exercise of options and warrants, and the sale of shares underlying such options or warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under our stock option plans, and options and warrants that may be granted or issued in the future.

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

If we are unable to successfully develop or commercialize new applications of our SDC technology, or if such efforts are delayed, our operating results will suffer

In addition to its use on inanimate surfaces, we are pursuing applications of our SDC technology as a broad-spectrum antimicrobial for use in human and veterinary healthcare products. Any product developed may be delayed or may never achieve regulatory approval or be commercialized. Delays in achieving regulatory approvals for particular applications of our products could significantly impact our product development costs. If indications are commercialized, we may not receive a share of future revenues that provides an adequate return on our historical or future investment.

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

Litigation may be necessary to enforce our intellectual property and other proprietary rights, which would be expensive and could consume time and other resources. The result of any such litigation may be the court’s ruling that our patents or other intellectual property rights are invalid and/or should not be enforced. Additionally, even if the validity of such rights is upheld, the court could refuse to stop a third party’s infringing activity on the ground that such activities do not infringe our rights. The U.S. Supreme Court has recently revised certain tests regarding granting patents and assessing the validity of patents to make it more difficult to obtain patents. As a consequence, issued patents may be found to contain invalid claims according to the newly revised standards. Some of our patents may be subject to challenge and subsequent invalidation or significant narrowing of claim scope in a reexamination proceeding, or during litigation, under the revised criteria.

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

We are currently involved in litigation, and such existing litigation, other litigation or the actions of regulatory authorities may harm our business or otherwise distract our management

Substantial, complex or extended litigation could cause us to incur major expenditures and would distract our management. We are currently involved in litigation with Richmont Sciences, LLC and Richmont Holdings, LLC. On June 29, 2011, we filed suit against Richmont Sciences, LLC asserting various causes of action to collect on an outstanding invoice. Richmont Sciences, LLC and Richmont Holdings, LLC filed a cross-complaint for damages against us asserting contract, tort and statutory (trade secret) claims arising out of business dealings with us. We then filed a cross-complaint for compensatory and punitive damages against both Richmont entities asserting contract and fraud claims. The San Diego County Superior Court has since ordered that we participate in mediation with both Richmont entities to attempt to resolve the dispute, which must commence no later than August 30, 2012. If such mediation is not successful and the dispute continues to trial, the court has established November 26, 2012 as the date for the commencement of the trial. We intend to vigorously pursue our claims and defend against the cross-claims of the Richmont entities, which may divert management’s attention and consequently have a negative impact on our business. Further, although we are unable to determine the length of the dispute or the likelihood or amount of any adverse judgment in this litigation and resources, our involvement in this litigation could be costly and adversely affect our financial condition.

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

We could be negatively affected as a result of a threatened proxy fight

We have received a notice from Richmont Corporation, or Richmont, and such notice, the Richmont Notice, announcing its intended nomination of six individuals for election to our Board of Directors at our 2012 annual meeting. In the Richmont Notice, Richmont confirmed its ownership of shares of our common stock, which shares represent less than one half of one percent of our outstanding common stock. Since our receipt of the Richmont Notice:  on December 23, 2011, Richmont filed a preliminary proxy statement with the SEC describing its intended nomination of such individuals and, among other things, confirming its intent to terminate our ongoing litigation with Richmont Sciences, LLC and enter into a new, unspecified relationship with such entity in the event Richmont’s proxy contest is successful; on February 17, 2012, we announced the date of our 2012 annual meeting of stockholders as July 25, 2012; and on February 27, 2012, Richmont filed a revised preliminary proxy statement in response to such announcement. If a proxy contest results from these actions by Richmont, our business could be adversely affected because:

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

As stated above, Richmont has identified as part of its intended agenda the termination of our ongoing litigation with Richmont Sciences, LLC and the entry into a new, unspecified relationship with Richmont Sciences, LLC. We believe implementation of Richmont’s stated agenda would materially and adversely affect our business and our future prospects in the event that Richmont is successful in its proxy contest.

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

Risks Related to our Common Stock

The price of our common stock may be volatile, which may cause investment losses for our stockholders

The price and trading volume of our common stock have historically been volatile. For example, in the twelve months through March 9, 2012, the closing market price of our common stock ranged from $0.33 per share to $1.96 per share, and the monthly trading volume varied from approximately 1.8 million shares to 15.5 million shares. Our agreements with Lincoln Park to sell up to an aggregate of $10,000,000 of our common stock to Lincoln Park could increase the volatility of the price of our common stock for the duration of such agreements. Other factors that could contribute to the continued volatility of the market price of our common stock include:

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

The sale or issuance of our common stock to Lincoln Park may cause dilution and the sale of the shares of common stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall

On December 14, 2011, we entered into a purchase agreement with Lincoln Park, or the $7.5M Purchase Agreement, pursuant to which Lincoln Park has committed to purchase up to $7,500,000 of our common stock and we issued 470,711 shares of our common stock at no cost to Lincoln Park as a fee for its commitment to purchase such shares. The shares to be sold pursuant to the $7.5M Purchase Agreement are to be sold by us to Lincoln Park from time to time over a 36-month period commencing after the SEC has declared effective a registration statement for the resale of such shares, which we currently must file with the SEC on or before March 30, 2012. In connection with such agreement, on December 15, 2011, we entered into an additional purchase agreement with Lincoln Park, or the $2.5M Purchase Agreement, pursuant to which we may issue to Lincoln Park up to $2,500,000 of our common stock (subject to certain limitations) and we issued 156,904 shares of our common stock to Lincoln Park at no cost as a fee for its commitment to purchase such shares.

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

We may not be able to maintain our NASDAQ listing

In April 2008, we obtained a listing for our common stock on the NASDAQ Capital Market. In order to maintain our listing, we must meet certain listing standards that include maintaining minimum thresholds of stockholders’ equity, market value of our listed or publicly held securities, number of publicly held shares, bid price for our common stock, number of stockholders, number of market makers, and our net income. In addition, certain of our corporate governance policies are required to remain compliant with standards determined, and amended from time to time, by the NASDAQ Stock Market, or NASDAQ.

As previously disclosed, on September 16, 2011, we received a deficiency letter, or the Notification Letter, from NASDAQ notifying us that our common stock no longer met NASDAQ’s requirements for continued listing on the NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2), or the Bid Price Rule, because the minimum bid price of our common stock did not equal or exceed $1.00 at least once over a period of 30 consecutive trading days prior to the date of the Notification Letter. Under NASDAQ Listing Rule 5810(c)(3)(A), we were afforded 180 calendar days, or until March 14, 2012, to regain compliance with the Bid Price Rule. We did not regain compliance with the Bid Price Rule by such date because the closing bid price of our common stock did not meet or exceed $1.00 per share for at least 10 consecutive business days during the applicable 180-day period. Accordingly, on March 15, 2012, we received from NASDAQ a second deficiency letter, or the Second Notification Letter, notifying us that our common stock continues to be at risk of delisting from the NASDAQ Capital Market. As described in the Second Notification Letter, we are not eligible for an additional grace period to regain compliance with the Bid Price Rule because, based on current market information and our stockholders’ equity as reported in our Quarterly Report on Form 10-Q for the period ended October 31, 2011, we do not satisfy all applicable requirements for initial listing on the NASDAQ Capital Market under NASDAQ Listing Rule 5505.

We are currently evaluating our options in connection with the Second Notification Letter. We expect to appeal NASDAQ’s delisting determination to a NASDAQ Hearings Panel, or the Panel, in accordance with NASDAQ’s applicable procedures. In order to pursue an appeal, within seven days of the date of the Second Notification Letter we must submit to NASDAQ a request for an oral or written hearing by the Panel, which we anticipate would occur within 45 days of the date of our request. We would be permitted to submit for the Panel’s consideration a written plan of compliance, which, according to NASDAQ guidance, should include a commitment to implement a reverse stock split within 180 days of the applicable delisting notification when the delisting determination is the result of noncompliance with the Bid Price Rule. If we pursue an appeal, our common stock would remain listed on the NASDAQ Capital Market pending the Panel’s decision.

If we choose to pursue an appeal to the Panel of NASDAQ’s delisting determination, we may submit a plan of compliance that includes a reverse stock split, which would require stockholder approval that we may not be able to obtain. Additionally, management time and expense would be required in connection with such an appeal, which could harm our business and operating results. Further, an appeal may not be successful. If an appeal is not successful, or if we choose not to pursue an appeal, then our common stock will be delisted. Such delisting could cause our common stock to be classified as “penny stock,” among other potentially detrimental consequences, any of which could significantly impact your ability to sell your shares of our common stock or to sell your shares at a price that you may deem to be acceptable.

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

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control and could also limit the market price of our stock

Certain provisions of our charter and bylaws may delay or frustrate the removal of incumbent directors and may prevent or delay a merger, tender offer, or proxy contest involving us that is not approved by our Board, even if such events may be beneficial to the interests of stockholders. For example, our Board, without stockholder approval, has the authority and power to authorize the issuance of up to 5,000,000 shares of preferred stock and such preferred stock could have voting or conversion rights which could adversely affect the voting power of the holders of our common stock. In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may discourage, delay or prevent certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our charter documents may make it more difficult for stockholders or potential acquirers to initiate actions that are opposed by the then-current board of directors, including delaying or impeding a merger, tender offer, or proxy contest or other change of control transaction involving our company. Any delay or prevention of a change of control transaction could cause stockholders to lose a substantial premium over the then-current market price of their shares.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 3, 2012, we issued a warrant, or the Warrant, to purchase 200,000 shares of our common stock at an exercise price of $0.451 per share to Wharton Capital Markets LLC, or Wharton, as partial consideration for Wharton’s assistance in arranging our agreements with Lincoln Park. The Warrant is exercisable no earlier than six months after the date of its issuance and expires on December 14, 2016, and may be exercised by Wharton with a cash payment or, in lieu thereof, by Wharton’s election to net exercise the Warrant under certain circumstances, as set forth in the Warrant. Neither the Warrant nor the shares to be issued upon exercise thereof are registered for sale or resale under the Securities Act and have been or will be issued in reliance on an exemption from registration under the Securities Act pursuant to Section 4(2) thereof based on the offering of such securities to one investor and the lack of any general solicitation or advertising in connection with such issuance and our issuance of such securities as restricted securities.

Item 6.  Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

4.1	*	Warrant, dated February 3, 2012, issued by Pure Bioscience, Inc. to Wharton Capital Markets LLC

10.1
Purchase Agreement, dated December 14, 2011, by and between Pure Bioscience, Inc. and Lincoln Park Capital Fund, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2011)

10.2
Purchase Agreement, dated December 15, 2011, by and between Pure Bioscience, Inc. and Lincoln Park Capital Fund, LLC (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2011)

10.3
Registration Rights Agreement, dated December 15, 2011, by and between Pure Bioscience, Inc. and Lincoln Park Capital Fund, LLC (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2011)

10.4
Engagement Letter, dated December 8, 2011, by and between Pure Bioscience, Inc. and Wharton Capital Markets LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2011)

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at January 31, 2012 and July 31, 2011; (ii) Consolidated Statements of Operations for the three and six months ended January 31, 2011 and 2012; (iii) Consolidated Statements of Cash Flows for the six months ended January 31, 2011 and 2012; and (iv) Notes to Consolidated Financial Statements, tagged as block of text.

*  Filed herewith.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE, INC.

Date:	March 16, 2012	By:	/s/ MICHAEL L. KRALL
Michael L. Krall, President / Chief Executive Officer (Principal Executive Officer)

Date:	March 16, 2012	By:	/s/ CRAIG A. JOHNSON
Craig A. Johnson, Chief Financial Officer
(Principal Financial and Accounting Officer)