Form 10-Q
period 2012-04-30
PURE BIOSCIENCE, INC.
filed 2012-06-13
CIK 1006028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2012

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
Yes ☐ No ☒

As of June 7, 2012, there were 50,057,074 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

Pure Bioscience, Inc.

Form 10-Q
for the Quarterly Period Ended April 30, 2012

Item 1.  Financial Statements

Pure Bioscience, Inc.
Consolidated Balance Sheets

	April 30,	July 31,
	2012	2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$289,000	$1,794,000
Accounts receivable, net	193,000	50,000
Inventories, net	901,000	861,000
Prepaid expenses	432,000	100,000
Total current assets	1,815,000	2,805,000

Property, plant and equipment, net	291,000	426,000
Patents, net	1,951,000	1,917,000

Total assets	$4,057,000	$5,148,000

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,875,000	$677,000
Accrued liabilities	409,000	258,000
Total current liabilities	2,284,000	935,000

Deferred rent	3,000	6,000
Total liabilities	2,287,000	941,000

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.01 par value:
5,000,000 shares authorized, no shares issued	-	-
Common stock, $0.01 par value:
100,000,000 shares authorized
48,057,074 issued and outstanding at April 30, 2012, and
40,034,659 issued and outstanding at July 31, 2011.	480,000	400,000
Additional paid-in capital	61,283,000	57,417,000
Accumulated deficit	(59,993,000)	(53,610,000)
Total stockholders' equity	1,770,000	4,207,000

Total liabilities and stockholders' equity	$4,057,000	$5,148,000

See accompanying notes.

Pure Bioscience, Inc.
Consolidated Statements of Operations
(Unaudited)

	Nine months ended		Three months ended
	April 30,		April 30,
	2012	2011	2012	2011
Revenue
Net product sales	$685,000	$210,000	$207,000	$128,000
License fees	-	10,000	-	-
Total revenue	685,000	220,000	207,000	128,000

Operating costs and expenses
Cost of goods sold	206,000	62,000	37,000	37,000
Selling, general and administrative	5,439,000	4,847,000	1,557,000	1,437,000
Research and development	1,421,000	1,647,000	439,000	473,000
Total operating costs and expenses	7,066,000	6,556,000	2,033,000	1,947,000

Loss from operations	(6,381,000)	(6,336,000)	(1,826,000)	(1,819,000)

Other income (expense)
Interest income	1,000	6,000	-	1,000
Other income, net	(3,000)	12,000	(3,000)	-
Total other income (expense)	(2,000)	18,000	(3,000)	1,000

Net loss	$(6,383,000)	$(6,318,000)	$(1,829,000)	$(1,818,000)

Basic and diluted net loss per share	$(0.15)	$(0.17)	$(0.04)	$(0.05)

Shares used in computing basic
and diluted net loss per share	43,209,474	36,662,054	46,708,185	37,276,199

See accompanying notes.

Pure Bioscience, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	April 30,
	2012	2011

Operating activities
Net loss	$(6,383,000)	$(6,318,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	841,000	807,000
Amortization of stock issued for services	59,000	-
Depreciation and amortization	299,000	352,000
Allowance for doubtful accounts	-	353,000
Changes in operating assets and liabilities:
Accounts receivable	(143,000)	(118,000)
Inventories	(40,000)	(161,000)
Prepaid expenses	47,000	(43,000)
Accounts payable and accrued liabilities	1,349,000	556,000
Deferred revenue	-	(10,000)
Deferred rent	(3,000)	(7,000)
Net cash used in operating activities	(3,974,000)	(4,589,000)

Investing activities
Investment in patents	(189,000)	(187,000)
Purchases of property, plant and equipment	(9,000)	(11,000)
Net cash used in investing activities	(198,000)	(198,000)

Financing activities
Net proceeds from the sale of common stock	2,667,000	2,367,000
Net proceeds from exercise of stock options and warrants	-	537,000
Net cash provided by financing activities	2,667,000	2,904,000

Net decrease in cash and cash equivalents	(1,505,000)	(1,883,000)

Cash and cash equivalents at beginning of period	1,794,000	2,193,000

Cash and cash equivalents at end of period	$289,000	$310,000

Supplemental disclosure of cash flow information
Cash paid for taxes	$5,000	$2,400

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for prepaid services	$142,000	$-
Common stock issued under stock purchase agreement	$296,000	$-

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information pursuant to the instructions to Form 10-Q and Article 10/Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2012 are not necessarily indicative of the results that may be expected for other quarters or the year ending July 31, 2012. The July 31, 2011 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in our Annual Report on Form 10-K. For more complete information, these unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended July 31, 2011 included in our Annual Report on Form 10-K covering such period filed with the Securities and Exchange Commission, or SEC, on October 31, 2011.

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

Since our inception, we have financed our operations primarily through public and private offerings of securities, revenue from product sales and license agreements, proceeds from the sale of a division and interest income from invested cash balances. We have a history of recurring losses, and we have incurred a cumulative net loss of $59,993,000.

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

If we are unable to obtain sufficient capital in the near term, it will have a material adverse effect on our operations and could result in the failure of our business. It could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or customer requirements. It also may require us to delay, scale back or eliminate some or all of our research and development programs, to license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, or to reduce or cease operations. If adequate funds are not available when needed, we may be required to significantly modify our business model and operations to reduce spending to a sustainable level.

We believe our current efforts to raise capital, our current efforts to market and sell our products, and our ability to significantly reduce expenses, will provide sufficient cash resources to satisfy our needs over the next 12 months. However, we do not yet have, and we may never have, significant cash inflows from product sales or from other sources of revenue to offset our ongoing and planned investments in corporate infrastructure, research and development projects, regulatory submissions, business development initiatives, and sales and marketing activities, as well as other investments. Some or all of our ongoing or planned investments may not be successful and may result in further losses. In addition, irrespective of our cash resources, we may be contractually or legally obligated to make certain investments which cannot be postponed.

3.	Net Loss Per Share

Basic loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding for the period. For the purposes of this calculation, stock options and warrants are considered to be common share equivalents, and are determined using the treasury stock method. Common share equivalents are only included in the calculation of diluted loss per share when their effect is dilutive. Because we have incurred a net loss for all periods presented, the effect of common share equivalents is anti-dilutive, and there is no difference between basic loss per share and diluted loss per share. As of April 30, 2012 and 2011, the number of stock options and warrants not included in the computation of diluted net loss per share totaled approximately 4,622,000 and 3,934,000, respectively.

4.	Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments. For the three and nine months ended April 30, 2012 and 2011, our comprehensive loss consisted only of net loss.

5.	Inventory

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Inventories consist of the following:

	April 30,	July 31,
	2012	2011
Raw materials	$494,000	$498,000
Finished goods	407,000	363,000
	$901,000	$861,000

6.	Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the three and nine months ended April 30, 2012 and 2011, no impairment of long-lived assets was indicated or recorded.

7.	Common Stock

On October 24, 2011, we entered into a one year service agreement for investor relations services. We issued 150,000 shares of our common stock, with a value of $97,000, for these services. The value was capitalized to prepaid expenses and is being amortized over the term of the agreement. During the three and nine months ended April 30, 2012, we recognized $24,000 and $48,000, respectively, of expense related to these services.

In April 2011, we entered into a sales agreement with an investment banking firm. On December 14, 2011, we terminated such sales agreement and, consequently, there have been no sales of our common stock under the sales agreement since its termination. Under the terms of the sales agreement, we were permitted to offer and sell shares of our common stock having an aggregate offering price of up to $7,000,000. The sales were made, from time to time, through the investment bank in “at the market” offerings, as defined by the SEC, and were made pursuant to our effective shelf registration statement previously filed with the SEC. During the three and nine months ended April 30, 2012, we sold zero and 1,337,091 shares, respectively, of our common stock pursuant to these offerings, for net proceeds of zero and $948,000, respectively.

On December 14, 2011, we entered into a purchase agreement, or the $7.5M Purchase Agreement, and a related registration rights agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, pursuant to which Lincoln Park agreed to purchase from us up to $7,500,000 in shares of our common stock subject to the satisfaction of certain conditions, including the SEC declaring effective a registration statement for the resale of such shares. On April 10, 2012, we filed the resale registration statement with the SEC, but it has not been declared effective. On May 18, 2012, we delivered notice to Lincoln Park of our termination of the $7.5M Purchase Agreement and, consequently, there have been, and there will be, no sales of our common stock to Lincoln Park under the $7.5M Purchase Agreement. As consideration for its commitment to purchase shares of our common stock pursuant to the $7.5M Purchase Agreement, in December 2011, we issued to Lincoln Park 470,711 shares of our common stock as restricted securities.

On December 15, 2011, we entered into an additional purchase agreement, or the $2.5M Purchase Agreement, with Lincoln Park, pursuant to which Lincoln Park agreed to purchase from us up to $2,500,000 in shares of our common stock. Under the terms of the $2.5M Purchase Agreement, the shares were to be sold to Lincoln Park from time to time at a purchase price per share based on the prevailing market prices of our common stock and were registered pursuant to our shelf registration statement previously filed with the SEC, as supplemented by our registration statement on Form S-3MEF. That shelf registration statement expired on May 8, 2012, and on May 18, 2012, concurrently with our notice of termination of the $7.5M Purchase Agreement, we delivered notice to Lincoln Park of our termination of the $2.5M Purchase Agreement. Accordingly, since the date of the notice, there have been, and there will be, no further sales of our common stock to Lincoln Park under the $2.5M Purchase Agreement. As consideration for its commitment to purchase shares of our common stock under to the $2.5M Purchase Agreement, in December 2011, we issued to Lincoln Park an additional 156,904 shares of our common stock. Such shares were registered pursuant to our then-effective shelf registration statement. During the three and nine months ended April 30, 2012, we sold 3,400,000 and 5,747,709 shares, respectively, of our common stock to Lincoln Park pursuant to the $2.5M Purchase Agreement. Net proceeds from the sale of these shares were $990,000 and $1,719,000, respectively.

In connection with our agreements with Lincoln Park, as of April 30, 2012, we recorded deferred offering costs of $424,000. Of this amount, $128,000 represents fees associated with the offering, and $296,000 represents the fair market value of the 627,615 shares of our common stock issued to Lincoln Park as commitment shares. The deferred offering costs were recorded on our balance sheet and have been amortized as we have utilized the purchase agreements. During the three and nine months ended April 30, 2012, we amortized $83,000 and $137,000, respectively, of the deferred offering costs.

In connection with the sale of our common stock to Lincoln Park pursuant to the $2.5M Purchase Agreement and the $7.5M Purchase Agreement, we agreed to pay a cash fee to Wharton Capital Markets LLC, or Wharton, pursuant to an engagement letter dated December 8, 2011, in an amount equal to 6% of the aggregate gross proceeds to us from the issuance and sale of shares pursuant to our agreements with Lincoln Park. Total fees recognized during the three and nine months ended April 30, 2012 were $72,000 and $122,000, respectively. Such amounts became due and payable to Wharton at the time that we actually received funds from Lincoln Park pursuant to such agreements, subject to our receipt of written confirmation that the Corporate Finance Department of the Financial Industry Regulatory Authority, Inc., or FINRA, had determined not to raise any objection with respect to the fairness or reasonableness of the compensation terms of our arrangement with Wharton. We have received no funds from Lincoln Park since our last sale of our common stock to Lincoln Park under the $2.5M Purchase Agreement and, because there will be no further sales of our common stock under either of the purchase agreements with Lincoln Park, no additional amounts will be paid to Wharton pursuant to the engagement letter. The engagement letter also provided that we issue to Wharton a warrant, or the Warrant, to purchase 200,000 shares of our common stock with an exercise price of 110% of the closing sale price of our common stock on the date of the issuance of the Warrant, subject to our receipt of no-objection confirmation from FINRA as described above. On February 3, 2012, we received that written confirmation from FINRA and, consequently, issued to Wharton the Warrant as of that date at an exercise price of $0.451 per share. A fair value of $53,000 was estimated for the Warrant using the Black-Sholes valuation method. Neither the Warrant issued to Wharton nor the shares to be issued upon exercise thereof have been or are to be registered for sale or resale under the Securities Act of 1933 (the “Securities Act”) and will be issued in reliance on an exemption from registration under the Securities Act pursuant to Section 4(2) thereof.

Our agreements with Lincoln Park and Wharton are described in more detail in our Current Report on Form 8-K, which we filed with the SEC on December 15, 2011. Additionally, those agreements and the Warrant issued to Wharton were filed as exhibits to our Quarterly Report on Form 10-Q for the period ended January 31, 2012, which we filed with the SEC on March 16, 2012.

On April 10, 2012, we entered into a four-month agreement with a consultant for investor relations services. We issued 160,000 shares of our common stock to the consultant, with a value of $45,000, for these services. The value was capitalized to prepaid expenses and is being amortized over the term of the agreement. During the three and nine months ended April 30, 2012, we recognized $11,000 of expense related to these services.

8.	Share-Based Compensation

The following table summarizes share-based compensation expense related to stock options and restricted stock awards for the three and nine months ended April 30, 2012 and 2011:

	For the three months ended
	April 30,
	2012	2011
Share-based compensation for employees and directors:
Selling, general and administrative	$155,000	$184,000
Research and development	63,000	17,000
	218,000	201,000

Share-based compensation for consultants:
Selling, general and administrative	-	6,000
Research and development	-	(5,000)
	-	1,000

Total share-based compensation expense	$218,000	$202,000

	For the nine months ended
	April 30,
	2012	2011
Share-based compensation for employees and directors:
Selling, general and administrative	$658,000	$687,000
Research and development	190,000	92,000
	848,000	779,000

Share-based compensation for consultants:
Selling, general and administrative	(7,000)	36,000
Research and development	-	(8,000)
	(7,000)	28,000

Total share-based compensation expense	$841,000	$807,000

As of April 30, 2012, there was $1,316,000 of unrecognized non-cash compensation cost related to unvested options, which will be recognized over a weighted average period of 1.3 years. Also, as of April 30, 2012, there was no unrecognized non-cash compensation cost related to unvested restricted shares.

We estimate the fair value of each option grant on the grant date using the Black-Scholes option valuation model with the following weighted-average assumptions:

	For the nine months ended April 30,
	2012	2011
Volatility	81.59%	82.82%
Risk-free interest rate	1.17%	1.62%
Dividend yield	0.0%	0.0%
Expected life	4.82 years	4.66 years

9.	Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB, issued ASU No. 2011-04, "Fair Value Measurement" to amend the accounting and disclosure requirements on fair value measurements. This ASU limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, this update expands the disclosure on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. ASU No. 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011 (our third quarter beginning February 1, 2012). The adoption of this guidance did not have a material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income". This ASU presents an entity with the option to present the total of comprehensive income, the components of net income, and the component of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity/deficit. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (our third quarter beginning February 1, 2012). As ASU No. 2011-05 relates only to the presentation of comprehensive income, the adoption of this guidance did not have a material effect on our consolidated financial statements.

10.	Subsequent Events

Common Stock Financing
On June 4, 2012, we issued and sold an aggregate of 2,000,000 shares of our common stock to three separate investors at a price of $0.25 per share, resulting in approximately $500,000 in aggregate proceeds. The shares have not been, nor will they be, registered under the Securities Act or any state securities laws and have been issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof.

Termination of Purchase Agreements with Lincoln Park
On May 18, 2012, we delivered notice to Lincoln Park of our termination of the $7.5M Purchase Agreement and the $2.5M Purchase Agreement. The termination notice is described in more detail in our Current Report on Form 8-K, which we filed with the SEC on May 21, 2012. There have been, and there will be, no sales of our common stock to Lincoln Park under the either purchase agreement after the date of that notice.

NASDAQ Delisting Appeal
As previously disclosed, on September 16, 2011, we received a deficiency letter, or the Notification Letter, from the NASDAQ Stock Market, or NASDAQ, notifying us that our common stock no longer met NASDAQ’s requirements for continued listing on the NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2), or the Bid Price Rule, because the minimum bid price of our common stock did not equal or exceed $1.00 at least once over a period of 30 consecutive trading days prior to the date of the Notification Letter. Under NASDAQ Listing Rule 5810(c)(3)(A), we were afforded 180 calendar days, or until March 14, 2012, to regain compliance with the Bid Price Rule. We did not regain compliance with the Bid Price Rule by such date because the closing bid price of our common stock did not meet or exceed $1.00 per share for at least 10 consecutive business days during the applicable 180-day period. Accordingly, on March 15, 2012, we received from NASDAQ a second deficiency letter, or the Second Notification Letter, notifying us that our common stock continues to be at risk of delisting from the NASDAQ Capital Market. As described in the Second Notification Letter, we were not eligible for an additional grace period to regain compliance with the Bid Price Rule because, based on current market information and our stockholders’ equity as reported in our Quarterly Report on Form 10-Q for the period ended October 31, 2011, we do not satisfy all applicable requirements for initial listing on the NASDAQ Capital Market under NASDAQ Listing Rule 5505.

In accordance with NASDAQ’s applicable procedures, we appealed NASDAQ’s delisting determination by submitting to NASDAQ a written plan of compliance, which included our commitment to implement a reverse stock split of our common stock, and appearing before a NASDAQ Hearings Panel, or the Panel, at an oral hearing that took place on May 17, 2012. According to applicable NASDAQ guidance, we expect that we will receive a written decision from the Panel regarding our appeal within 30-45 days after the date of the hearing. If the Panel reaches a negative decision, we could choose to appeal the Panel’s decision through a further appeal process with the NASDAQ Listing and Hearing Review Council, but whether or not we chose to pursue such an appeal, trading of our common stock on the NASDAQ Capital Market would be suspended two business days after the date of the negative decision.

As we have not yet received the Panel’s decision, we have not determined whether or not we would pursue an appeal of a decision to delist our common stock. Even if we decided to pursue a further appeal, our efforts could be unsuccessful and our common stock could be delisted from the NASDAQ Capital Market.

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

The discussion in this section contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “would" or “will” or the negative of these terms or other comparable terminology, but their absence does not mean that a statement is not forward-looking. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which could cause our actual results to differ from those projected in any forward-looking statements we make. Several risks and uncertainties we face are discussed in more detail under “Risk Factors” in Part II, Item 1A of this Quarterly Report or in the discussion and analysis below. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments, except as required by law. The following discussion should be read in conjunction with the consolidated financial statements and the notes to those financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Recent Developments

Common Stock Financing
On June 4, 2012, we issued and sold an aggregate of 2,000,000 shares of our common stock to three separate investors at a price of $0.25 per share, resulting in approximately $500,000 in aggregate proceeds. The shares have not been, nor will they be, registered under the Securities Act or any state securities laws and have been issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof.

Termination of Purchase Agreements with Lincoln Park
On May 18, 2012, we delivered notice to Lincoln Park Capital Fund, LLC, or Lincoln Park, of our termination of two purchase agreements that we entered with Lincoln Park on December 14, 2011 and December 15, 2011. Those agreements and our notice of termination thereof are described in more detail under the heading “Liquidity and Capital Resources” in this Item 2 below.

NASDAQ Delisting Appeal
As previously disclosed, on September 16, 2011, we received a deficiency letter, or the Notification Letter, from the NASDAQ Stock Market, or NASDAQ, notifying us that our common stock no longer met NASDAQ’s requirements for continued listing on the NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2), or the Bid Price Rule, because the minimum bid price of our common stock did not equal or exceed $1.00 at least once over a period of 30 consecutive trading days prior to the date of the Notification Letter. Under NASDAQ Listing Rule 5810(c)(3)(A), we were afforded 180 calendar days, or until March 14, 2012, to regain compliance with the Bid Price Rule. We did not regain compliance with the Bid Price Rule by such date because the closing bid price of our common stock did not meet or exceed $1.00 per share for at least 10 consecutive business days during the applicable 180-day period. Accordingly, on March 15, 2012, we received from NASDAQ a second deficiency letter, or the Second Notification Letter, notifying us that our common stock continues to be at risk of delisting from the NASDAQ Capital Market. As described in the Second Notification Letter, we were not eligible for an additional grace period to regain compliance with the Bid Price Rule because, based on current market information and our stockholders’ equity as reported in our Quarterly Report on Form 10-Q for the period ended October 31, 2011, we do not satisfy all applicable requirements for initial listing on the NASDAQ Capital Market under NASDAQ Listing Rule 5505.

In accordance with NASDAQ’s applicable procedures, we appealed NASDAQ’s delisting determination by submitting to NASDAQ a written plan of compliance, which included our commitment to implement a reverse stock split of our common stock, and appearing before a NASDAQ Hearings Panel, or the Panel, at an oral hearing that took place on May 17, 2012. According to applicable NASDAQ guidance, we expect that we will receive a written decision from the Panel regarding our appeal within 30-45 days after the date of the hearing. If the Panel reaches a negative decision, we could choose to appeal the Panel’s decision through a further appeal process with the NASDAQ Listing and Hearing Review Council, but whether or not we chose to pursue such an appeal, trading of our common stock on the NASDAQ Capital Market would be suspended two business days after the date of the negative decision.

As we have not yet received the Panel’s decision, we have not determined whether or not we would pursue an appeal of a decision to delist our common stock. Even if we decided to pursue a further appeal, our efforts could be unsuccessful and our common stock could be delisted from the NASDAQ Capital Market.

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

Comparison of the Three Months Ended April 30, 2012 and 2011

Net Product Sales
Net product sales were $207,000 and $128,000 for the three months ended April 30, 2012 and 2011, respectively. The increase of $79,000 was primarily attributable to sales to one customer. This customer accounted for $172,000 of net product sales for the three months ended April 30, 2012.

For the three months ended April 30, 2012, one individual customer accounted for 10% or more of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows:  100% U.S. and 0% foreign.

For the three months ended April 30, 2011, four individual customers each accounted for 10% or more of our net product sales. One customer accounted for 34%, another for 30%, and the third and forth for 10% each. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows:  66% U.S. and 34% foreign.

Cost of Goods Sold
Cost of goods sold was $37,000 for both the three months ended April 30, 2012, and for the three months ended April 30, 2011.

Gross margin as a percentage of net product sales, or gross margin percentage, was 82% and 71% for the three months ended April 30, 2012 and 2011, respectively. The increase in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the quarter ended April 30, 2012 as compared to the same quarter in the prior year.

Selling, General and Administrative Expense
Selling, general and administrative expense was $1,557,000 and $1,437,000 for the three months ended April 30, 2012 and 2011, respectively. The increase of $120,000 was primarily attributable to an increase in legal fees, which were incurred as a result of our ongoing litigation with Richmont Sciences LLC as well as the proxy contest that Richmont Corporation has initiated, and increases in personnel and related costs. These increases were partially offset by reduced depreciation, amortization, and stock option expenses, as well as reductions in other professional service costs.

Research and Development Expense
Research and development expense was $439,000 and $473,000 for the three months ended April 30, 2012 and 2011, respectively. The decrease of $34,000 was primarily attributable to decreases in personnel costs and related expenses and third-party research and testing activities. These decreases were partially offset by increased stock option expense.

Comparison of the Nine Months Ended April 30, 2012 and 2011

Net Product Sales
Net product sales were $685,000 and $210,000 for the nine months ended April 30, 2012 and 2011, respectively. The increase of $475,000 was primarily attributable to sales to one customer, as well as increased sales to a few existing customers. Our top customer accounted for $498,000 of net product sales for the nine months ended April 30, 2012.

For the nine months ended April 30, 2012, one individual customer accounted for 10% or more of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows:  98% U.S. and 2% foreign.

For the nine months ended April 30, 2011, four individual customers each accounted for 10% or more of our net product sales. One customer accounted for 21%, another for 20%, another for 18%, and the fourth for 17%. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows:  79% U.S. and 21% foreign.

Cost of Goods Sold
Cost of goods sold was $206,000 and $62,000 for the nine months ended April 30, 2012 and 2011, respectively. The increase of $144,000 was attributable to increased net product sales, as well as an inventory charge. The inventory charge represents costs incurred by us to rework certain finished goods inventory, as well as a write-off of certain packaging inventory.

Gross margin as a percentage of net product sales, or gross margin percentage, was 70% for each of the periods ended April 30, 2012 and 2011. Gross margin percentage, excluding the inventory charge noted above, was 77% and 70% for the nine months ended April 30, 2012 and 2011, respectively. This increase in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the nine months ended April 30, 2012 as compared to the same quarter in the prior year.

Selling, General and Administrative Expense
Selling, general and administrative expense was $5,439,000 and $4,847,000 for the nine months ended April 30, 2012 and 2011, respectively. The increase of $592,000 was primarily attributable to an increase in legal fees, which were incurred as a result of our ongoing litigation with Richmont Sciences LLC as well as the proxy contest that Richmont Corporation has initiated, and increases in personnel and related costs. These increases were partially offset by reduced depreciation, amortization, and stock option expense.

Research and Development Expense
Research and development expense was $1,421,000 and $1,647,000 for the nine months ended April 30, 2012 and 2011, respectively. The decrease of $226,000 was primarily attributable to decreases in personnel and related costs, third-party research and testing activities, laboratory supplies and patent costs.  These decreases were partially offset by increased stock option expense.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through public and private offerings of securities, revenue from product sales and license agreements, proceeds from the sale of a division and interest income from invested cash balances. We have a history of recurring losses, and we have incurred a cumulative net loss of $59,993,000.

On December 14, 2011 and December 15, 2011, we entered into two purchase agreements and a registration rights agreement with Lincoln Park for potential future sales of our common stock totaling up to $10,000,000 from time to time during the terms of the purchase agreements. The provisions of such agreements are described in more detail in Note 7 of our consolidated financial statements in Item 1 of this Quarterly Report. On May 18, 2012, we delivered notice to Lincoln Park of our termination of both purchase agreements and, consequently, since the date of the notice there have been, and there will be, no further sales of our common stock to Lincoln Park under those agreements. During the nine months ended April 30, 2012, we sold 5,747,709 shares of our common stock to Lincoln Park under one of the purchase agreements for net proceeds to us of $1,719,000. All such shares were registered under our shelf registration statement previously filed with the SEC, which expired on May 8, 2012.

In April 2011, we entered into a sales agreement with an investment banking firm. Under the terms of the sales agreement, we were permitted to offer and sell shares of our common stock having an aggregate offering price of up to $7,000,000. The sales were made, from time to time, through the investment bank in “at the market” offerings as defined by the SEC and were made pursuant to our then-effective shelf registration statement previously filed with the SEC. During the nine months ended April 30, 2012, we sold 1,337,091 shares of our common stock under the sales agreement for net proceeds to us of $948,000. Effective as of December 14, 2011, we terminated the sales agreement and, as a result of such termination, there have been no sales of our common stock under the sales agreement since the date of its termination and there will be no future sales of our common stock under the sales agreement.

During the nine months ended April 30, 2012, we received $2,667,000 from sales of our common stock.

As of April 30, 2012, we had $289,000 in cash and cash equivalents, and $193,000 in accounts receivable, compared to $1,794,000 in cash and cash equivalents, and $50,000 in accounts receivable as of July 31, 2011. The net decrease in cash and cash equivalents was primarily attributable to the use of cash to fund our operations, partially offset by proceeds from the issuance of common stock through securities offerings. The increase in accounts receivable was attributable to the timing of customer payments during the nine months ended April 30, 2012. Additionally, as of April 30, 2012, we had $2,284,000 of current liabilities, and $1,875,000 in accounts payable, compared to $935,000 of current liabilities, and $677,000 in accounts payable as of July 31, 2011. The net increase in current liabilities and accounts payable was primarily attributable to increased legal fees, which were incurred as a result of our ongoing litigation with Richmont Sciences, LLC as well as the proxy contest that Richmont Corporation has initiated, and increases in personnel and related costs.

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

If we are unable to obtain sufficient capital in the near term, it will have a material adverse effect on our operations and could result in the failure of our business. It could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or customer requirements. It also may require us to delay, scale back or eliminate some or all of our research and development programs, to license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, or to reduce or cease operations. If adequate funds are not available when needed, we may be required to significantly modify our business model and operations to reduce spending to a sustainable level.

We believe our current efforts to raise capital, our current efforts to market and sell our products, and our ability to significantly reduce expenses, will provide sufficient cash resources to satisfy our needs over the next 12 months. However, we do not yet have, and we may never have, significant cash inflows from product sales or from other sources of revenue to offset our ongoing and planned investments in corporate infrastructure, research and development projects, regulatory submissions, business development initiatives, and sales and marketing activities, as well as other investments. Some or all of our ongoing or planned investments may not be successful and may result in further losses. In addition, irrespective of our cash resources, we may be contractually or legally obligated to make certain investments which cannot be postponed.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also serving as our Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by Rule 13a-15(b) under the Exchange Act, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer, who is also serving as our Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the foregoing evaluation, our Chief Executive Officer, in his capacities as our principal executive officer and our principal financial officer, concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective.

Changes in Our Controls
There were no changes in our internal controls over financial reporting during our fiscal quarter ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – Other Information

Item 1.  Legal Proceedings

We are currently involved in litigation against Richmont Sciences, LLC and Richmont Holdings, LLC.  For a description of those proceedings and their current status, please reference the description thereof in Part II, Item 1 of our quarterly report on Form 10-Q for our fiscal period ended January 31, 2012, which we filed with the SEC on March 16, 2012.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that could harm our business. Other than our ongoing litigation with Richmont Sciences, LLC, we are not currently aware of any such legal proceedings or claims to which we or our wholly owned subsidiary is a party or of which any of our property is subject that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A.  Risk Factors

You should carefully consider the following information about risks and uncertainties that may affect us or our business, together with the other information appearing elsewhere in this Quarterly Report. If any of the following events, described as risks, actually occur, either alone or taken together, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment in our securities. An investment in our securities is speculative and involves a high degree of risk. You should not invest in our securities if you cannot bear the economic risk of your investment for an indefinite period of time and cannot afford to lose your entire investment.There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

Risks Related to Our Business and Industry

We will need to raise additional capital in order to continue operating our business and continue to develop new products and technologies, and such additional funds may not be available on acceptable terms or at all

We have not generated, and may never generate, significant cash from operations and must raise additional funds in order to continue operating our business. Our cash outflows for operating activities and for investments in patents and fixed assets were $4.2 million in the nine months ended April 30, 2012, and $6.4 million in the year ended July 31, 2011. Cash outflows may be greater in future periods.

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

We will need to increase our liquidity and capital resources in the near term and in future periods to continue our operations and further develop our products and technologies. We have terminated our purchase agreements with Lincoln Park Capital Fund, LLC, or Lincoln Park, for sales of our common stock, on which we have recently relied to raise capital. We anticipate that we will require additional capital in future periods to continue our operations and further develop our products and technologies. Until we can generate a sufficient amount of revenue to finance our cash requirements, which we may never do, we expect to increase our liquidity and capital resources by one or more measures, which may include reducing operating expenses, raising additional financing through the issuance of debt, equity, or convertible securities, entering into partnerships, licenses, or other arrangements with third parties, reducing the exercise price of outstanding warrants, or through other means, any one of which could reduce the value to us, perhaps substantially, of our technology and its commercial potential. There is no guarantee that we will be able to obtain capital on terms acceptable to us, or at all. Insufficient funds would result in a material adverse effect on our business and operations and could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or customer requirements, and further may require us to delay, scale back or eliminate some or all of our research and product development programs, license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, to reduce or cease operations, or otherwise significantly modify our business model or cease operations altogether. Modification of our business model and operations could result in an impairment of assets, which cannot be determined at this time. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges that are superior to those of our existing stockholders. If we incur debt, it may increase our leverage relative to our earnings or to our equity capitalization.

We have a history of losses, we may not achieve or maintain profitability

We had a loss of $6.4 million for the nine months ended April 30, 2012, and a loss of $8.3 million for the year ended July 31, 2011. As of April 30, 2012, we had an accumulated deficit of approximately $60.0 million. Although we expect to continue to have losses in future periods, we are unable to predict the extent of our future losses or when or if we will become profitable, and it is possible we will never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

Raising additional funds by issuing securities or through collaboration and licensing arrangements, or other issuances of our securities, may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights

We expect that we will need to increase our liquidity and capital resources in our current fiscal year and in future periods. We have a history of raising funds through offerings of our common stock, and we may in the future raise additional funds through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements. To the extent that we raise additional capital by issuing equity securities, our stockholders’ ownership will be diluted. Any debt financing we obtain may involve covenants that restrict our operations. These restrictive covenants may include, among other things, limitations on borrowing, specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens on our assets, pay dividends on or redeem our capital stock or make investments. In addition, if we raise additional funds through collaboration and licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to us or relinquish potentially valuable rights to our products or proprietary technologies. We may be required in future collaborations to relinquish all or a portion of our sales and marketing rights with respect to our products or license intellectual property that enable licensees to develop competing products in order to complete any such transaction.

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

If outstanding options and warrants to purchase shares of our common stock are exercised, the interests of our stockholders could be diluted

As of June 7, 2012, in addition to 50,057,074 shares of common stock issued and outstanding, we currently have 2,737,750 shares reserved for issuance under equity compensation plans for vested and unvested stock options. We also have 1,709,100 shares reserved for issuance on the exercise of outstanding warrants. We may elect to reduce the exercise price of outstanding warrants as a means of providing additional financing to us. The exercise of options and warrants, and the sale of shares underlying such options or warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under our stock option plans, and options and warrants that may be granted or issued in the future.

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

We are subject to intense competition

Our SDC-based products compete in highly competitive markets dominated by prominent chemical and pharmaceutical companies. Most of our competitors have been in business for a longer period of time than us, have a greater number of products on the market and have greater financial and other resources than we do. Many of our competitors already have well established brands and distribution capabilities, and in some cases are able to leverage the sale of other products with more favorable terms for products competing with our own. We also have significantly fewer employees than virtually all of our competitors. Furthermore, recent trends in this industry are for large chemical and pharmaceutical companies to consolidate into a smaller number of very large entities, which further concentrates financial, technical and market strength and increases competitive pressure in the industry. If we directly compete with these very large entities for the same markets and/or products, their financial strength could prevent us from capturing a share of those markets. It is also possible that developments by our competitors will make our technologies or products noncompetitive or obsolete. Our ability to compete will depend upon our ability, and the ability of our distributors and other partners, to develop brand recognition and novel distribution methods, and to displace existing, established and future products in our relevant target markets. We, or our distributors and partners, may not be successful in doing so, which would have a materially adverse effect on our business, financial condition and results of operations.

We have limited sales, marketing and product distribution experience

We have limited experience in the sales, marketing and distribution of our products and have previously relied primarily on product distribution arrangements and/or sales and marketing services provided by third parties.

We recently developed and obtained registration from the U.S. Environmental Protection Agency, or the EPA, of our proprietary new brand, PURE™ Hard Surface disinfectant and food contact surface sanitizer, to resume direct control of our sales of this product through a restructuring of our sales strategy and operations. We intend to market and sell our PURE Hard Surface product into consumer, commercial and institutional markets, including the food processing industry, though both traditional and alternative distribution channels. We have recently resumed direct control of our sales and marketing of this product, which requires that we enact various operational changes in our business, including making significant investments in our own sales and marketing organization, and we expect in some cases to pay sales commissions to sales representatives. We may not be able to establish such sales, marketing, and distribution capabilities. If we are not able to successfully sell, market and distribute this product directly, we may seek to establish product distribution arrangements with third parties, which may not be available on terms acceptable to us, if at all.

We expect to rely on third parties to develop SDC-based products, and they may not do so successfully or diligently

We rely in part, and expect to rely in the future, on third parties to whom we license rights to our technology to develop and commercialize products containing SDC for many of the applications for which we believe SDC-based products have, or may have, market opportunities.

Our reliance on these third parties for development activities reduces our control over these activities. In such arrangements, we have relied, and expect in the future to rely, on the third party to fund and direct product development activities and appropriate regulatory filings. Any of these third parties may not be able to successfully develop such SDC-based products due to, among other factors, a lack of capital, a lack of appropriate diligence, insufficient devotion to sales efforts, a change in the evaluation by the third party of the market potential for SDC-based products, technical failures, and poorer than expected results from testing or trial use of any products that may be developed. If the third parties on which we rely are not successful in such development activities, our business and operating results would be adversely affected.

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

If we are not able to manage any growth we achieve effectively, we may not become profitable

If our efforts to achieve and maintain market acceptance of our SDC technology are successful, we will need to expand our business operations. There can be no assurance that we will have sufficient resources to do. There also can be no assurance that if we continue to invest in additional infrastructure, we will be effective in expanding our operations or that our systems, procedures or controls will be adequate to support such expansion. In addition, we would need to provide additional sales and support services to our partners, potentially in multiple markets. Failure to properly manage increased customer demands, if any, could result in a material adverse effect on customer satisfaction, our ability to meet our contractual obligations, and our operating results.

The industries in which we operate are heavily regulated and we may be unable to compete effectively

We are focused on the marketing and continued development of our SDC antimicrobial technology. We believe that all products derived from our SDC technology, or products that may be derived from our SDC technology in future periods, require or will require approval by government agencies prior to marketing or sale in the U.S. or in foreign markets. Complying with applicable government regulations and obtaining necessary approvals can be, and has historically been, time consuming and expensive, due in part, we believe, to the novel nature of our technology. Regulatory review could involve delays or other actions adversely affecting the development, manufacture, marketing and sale of our products. While we cannot accurately predict the outcome of any pending or future regulatory review processes or the extent or impact of any future changes to legislation or regulations affecting review processes, we expect such processes to remain time consuming and expensive as we, or our partners, apply for approval to make new or additional efficacy claims for current products or to market new product formulations. Obtaining approvals for new SDC-based products in the U.S., or in markets outside the U.S., could take several years, or may never be accomplished.

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

Some potential applications of SDC, such as those aimed at healthcare, veterinary and certain food preparation markets, may require approval of other government agencies prior to marketing or sale in the U.S. or in foreign markets, such as the U.S. Food and Drug Administration, or the FDA. Obtaining FDA approval is a complicated and expensive process and such approvals may never be obtained for any SDC products. If FDA approvals are obtained, the approvals may limit the uses for which SDC products may be marketed such that they may not be profitable to us, and the applicable products would be subject to pervasive and continuing regulation by the FDA that could lead to withdrawal of product approvals.

We intend to fund and manage certain of our EPA-regulated product development internally, in conjunction with our regulatory consultants and by partnering with other third parties. We have partnered, or intend to partner, with third parties who are seeking, or intend to seek, approvals to market SDC-based products in markets outside the U.S., and with other third parties who are developing FDA-regulated SDC-based products who, upon such development, would seek FDA approvals of such products. Our ability to market and sell our products is dependent on our and our partners’ ability to obtain and maintain required registrations and approvals of applicable regulatory agencies. Failure by our partners or us to comply with applicable regulations could result in fines or the withdrawal of approval for us or our partners and distributors to market our products in some or all jurisdictions, which could cause us to be unable to successfully commercialize SDC or otherwise achieve revenues from sales of such products.

We are subject to substantial regulation related to quality standards applicable to our manufacturing and quality processes, and our failure to comply with applicable quality standards could affect our ability to commercialize SDC products

The EPA and other applicable U.S. and foreign government agencies regulate our and our partners’ systems and processes for manufacturing SDC-based products. These regulations require that we and our partners observe “good manufacturing practices” in order to ensure product quality, safety and effectiveness. Failure by us or our partners to comply with current or future government regulations and quality assurance guidelines could lead to temporary manufacturing shutdowns, product recalls or related field actions, product shortages, and/or delays in product manufacturing, any or all of which could cause significant cost to us. Further, efficacy or safety concerns and/or manufacturing quality issues with respect to our products or those of our partners could lead to product recalls, fines, withdrawal of approvals, and/or declining sales, any or all of which could result in our failure to successfully commercialize SDC or otherwise achieve revenue growth.

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

In addition to such commodities, for finished products we also rely on producers of specialized packaging inputs such as bottles and labels. Due to their specialized nature, the supply of such inputs can be periodically constrained, and result in additional costs to obtain these items, which may in turn inhibit our ability to supply products to our customers.

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

If we suffer negative publicity concerning the safety or efficacy of our products, our sales may be harmed

If concerns should arise about the safety or efficacy of any of our products that are marketed, regardless of whether or not such concerns have a basis in generally accepted science or peer-reviewed scientific research, such concerns could adversely affect the market for those products. Similarly, negative publicity could result in an increased number of product liability claims, whether or not those claims are supported by applicable law.

If a natural or man-made disaster strikes our manufacturing facility, we may be unable to manufacture our products for a substantial amount of time and our sales and profitability may decline

Our sole manufacturing facility and the manufacturing equipment we use to produce our products would be costly to replace and could require substantial lead-time to repair or replace. The facility may be affected by natural or man-made disasters and in the event they were affected by a disaster, we would be forced to set up alternative production capacity or rely on third party manufacturers to whom we would have to disclose our trade secrets. Although we possess insurance for damage to our property and the disruption of our business, such insurance may not be sufficient to cover all of our potential losses, may not continue to be available to us on acceptable terms, or at all, and may not address the marketing and goodwill consequences of our inability to provide products to meet customers’ requirements.

If we are unable to obtain, maintain or defend patent and other intellectual property ownership rights relating to our technology, we or our collaborators and distributors may not be able to develop and market products based on our technology, which would have a material adverse impact on our results of operations

We rely and expect in the future to rely on a combination of patent, trademark, trade secret and copyright protections, as well as contractual restrictions, to protect the proprietary aspects of our technology and business.

Legal protections of our intellectual property and proprietary rights afford only limited protection. For instance, we currently own nine U.S. patents related to our SDC technology. The lives of these patents, and any patents that we may obtain in the future, are not indefinite, and the value to us of some or all of our patents may be limited by their terms. Additionally, obtaining and maintaining patent protection depends on our compliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements. Furthermore, legal standards relating to the validity, enforceability and scope of patent protection and protections of other intellectual property and proprietary rights in the U.S. are uncertain. Additionally, to the extent that we operate internationally, the laws of foreign countries may not protect our proprietary rights to the same extent as the laws of the U.S. Many countries have a “first-to-file” trademark registration system, which may prevent us from registering or using our trademarks in certain countries if third parties have previously filed applications to register or have registered the same or similar trademarks. If certain of our proprietary rights cannot be, or are not sufficiently, protected by patents and trademark registrations, it could have a material adverse impact on our business and our ability to commercialize or license our technology and products.

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

Third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products

Our manufacture, use and sale of SDC-based products may subject us to lawsuits relating to the validity and infringement of patents or other proprietary rights of third parties. Litigation may be costly and time-consuming, and could divert the attention of our management and technical personnel. If we are found to have violated the trademark, trade secret, copyright, patent or other intellectual property or proprietary rights of others, such a finding could result in the need to cease use of a trademark, trade secret, copyrighted work or patented invention in our business and the obligation to pay a substantial amount for past infringement. If the rights holders are willing to permit us to continue to use their intellectual property rights, it may be necessary for us to enter into license arrangements with unfavorable terms and pay substantial amounts in royalty and other license fees. Either having to cease use or pay such fees could prevent us from manufacturing and selling our products, which could make us much less competitive in our industry and have a material adverse impact on our business, operating results and financial condition.

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

We are currently involved in litigation, and such existing litigation, other litigation or the actions of regulatory authorities may harm our business or otherwise distract our management

Substantial, complex or extended litigation could cause us to incur major expenditures and would distract our management. We are currently involved in litigation with Richmont Sciences, LLC and Richmont Holdings, LLC. On June 29, 2011, we filed suit against Richmont Sciences, LLC asserting various causes of action to collect on an outstanding invoice. Richmont Sciences, LLC and Richmont Holdings, LLC filed a cross-complaint for damages against us asserting contract, tort and statutory (trade secret) claims arising out of business dealings with us. We then filed a cross-complaint for compensatory and punitive damages against both Richmont entities asserting contract and fraud claims. The San Diego County Superior Court has since ordered that we participate in mediation with both Richmont entities to attempt to resolve the dispute, which must commence no later than August 30, 2012. If such mediation is not successful and the dispute continues to trial, the court has established November 26, 2012 as the date for the commencement of the trial. We intend to vigorously pursue our claims and defend against the cross-claims of the Richmont entities, which may divert management’s attention and consequently have a negative impact on our business. Further, although we are unable to determine the length of the dispute or the likelihood or amount of any adverse judgment in this litigation, our involvement in this litigation could be costly and adversely affect our financial condition.

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
•
perceived uncertainties as to our future direction may harm our ability to attract new investors in order to raise capital, and may impact our existing and potential collaborations or strategic relationships and make it more difficult to attract and retain qualified personnel; and

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

We are required to evaluate our internal control systems in order to allow management to report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002, and our management is required to attest to the adequacy of our internal controls. Recent SEC pronouncements suggest that in the next several years we may be required to report our financial results using new International Financial Reporting Standards, replacing GAAP, which would require us to make significant investments in training, hiring, consulting and information technology, among other investments. All of these and other reporting requirements and heightened corporate governance obligations that we face, or will face, will further increase the cost to us, perhaps substantially, of remaining compliant with our obligations under the Exchange Act and other applicable laws, including the Sarbanes-Oxley Act and the Dodd-Frank Act of 2010. In order to meet these incremental obligations, we will need to invest in our corporate and accounting infrastructure and systems, and acquire additional services from third party auditors and advisors. As a result of these requirements and investments, we may incur significant additional expenses and may suffer a significant diversion of management’s time. There is no guarantee that we will be able to continue to meet these obligations in a timely manner, and we could therefore be subject to sanctions or investigation, or the delisting of our common stock, by regulatory authorities such as the SEC or the NASDAQ Stock Market. Any such actions could adversely affect the market price of our common stock, perhaps significantly.

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

We do not maintain key person life insurance policies on our executive officers or other employees, other than Michael L. Krall, our President, Chief Executive Officer and Interim Financial Officer. The policy we have on Mr. Krall would likely not provide a benefit sufficient to offset the financial losses resulting from the loss of Mr. Krall’s future services. The loss of one or more of our executive officers or key employees could seriously harm our business, results of operations, financial condition, and/or the market price of our common stock. We cannot assure you that in such an event we would be able to recruit qualified personnel able to replace these individuals in a timely manner, or at all, on terms acceptable to either us or to any qualified candidate.

In addition, on May 10, 2012, we announced that our former Chief Financial Officer, Craig Johnson, tendered his resignation from his position as our Chief Financial Officer. Mr. Johnson also previously served as our Principal Financial Officer and our Principal Accounting Officer. Mr. Johnson’s last day at the Company was May 4, 2012. Effective May 11, 2012, Michael L. Krall was appointed as our Interim Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer and will serve in such positions until a permanent Chief Financial Officer is appointed. This management transition could result in disruptions to our business and could cause our operations to suffer.

Because competition for highly qualified business development and bioengineering personnel is intense, we may not be able to attract and retain the employees we need to support our planned growth

To successfully meet our objectives, we must continue to attract and retain highly qualified business development and bioengineering personnel with specialized skill sets focused on the industries in which we compete, or intend to compete. Competition for qualified business development and bioengineering personnel can be intense. Our ability to meet our business development objectives will depend in part on our ability to recruit, train and retain top quality people with advanced skills who understand our technology and business. In addition, it takes time for our new personnel to become productive and to learn our business. If we are unable to hire or retain qualified business development and bioengineering personnel, it will be difficult for us to sell our products or to license our technology, or to achieve or maintain regulatory approvals, and we may experience a shortfall in revenue and not achieve our anticipated, or any, growth.

We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management

From time to time we may consider engaging in strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of products, product candidates or technologies. Any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including, among others, exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to develop acquired products, product candidates or technologies, difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel, and inability to retain key employees of any acquired businesses. Accordingly, although we may not choose to undertake or may not be able to successfully complete any transactions of the nature described above, any transactions that we do undertake or complete could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Risks Related to our Common Stock

The price of our common stock may be volatile, which may cause investment losses for our stockholders

The price and trading volume of our common stock have historically been volatile. For example, in the twelve months through June 7, 2012, the closing market price of our common stock ranged from $0.24 per share to $1.14 per share, and the monthly trading volume varied from approximately 1.8 million shares to 12.2 million shares. The market price of our common stock may continue to be volatile and could fluctuate substantially due to many factors, including, among others, the following:

•	actual or anticipated fluctuations in our results of operations;
•	the sale by us of our common or preferred stock or other securities, or the anticipation of sales of such securities;
•	the trading volume of our common stock, particularly if such volume is light;
•	the trading market of our common stock and our ability to maintain the listing of our common stock on a national securities exchange;
•	the introduction of new products or services, or product or service enhancements by us or our competitors;
•	developments with respect to our or our competitors’ intellectual property rights or regulatory approvals or denials;
•	announcements of significant acquisitions or other agreements by us or our competitors;
•	sales or anticipated sales of our common stock by our insiders (management and directors);
•	conditions and trends in our industry;
•	changes in our pricing policies or the pricing policies of our competitors;
•	changes in the estimation of the future size and growth of our markets; and
•	general economic conditions.

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

Potential future sales or issuances of our common stock to raise capital, or the perception that such sales could occur, could cause dilution to our current stockholders and the price of our common stock to fall

We are currently seeking to raise additional capital in order to support our operations and are pursuing various sources of potential funding, including potential future sales of our common stock or other equity securities. Although we may not be successful in obtaining financing through equity sales on terms that are favorable to us, if at all, any such sales that do occur could result in substantial dilution to the interests of existing holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to any new investors, or the anticipation of such sales, could cause the trading price of our common stock to fall.

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

As previously disclosed, on September 16, 2011, we received a deficiency letter, or the Notification Letter, from NASDAQ notifying us that our common stock no longer met NASDAQ’s requirements for continued listing on the NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2), or the Bid Price Rule, because the minimum bid price of our common stock did not equal or exceed $1.00 at least once over a period of 30 consecutive trading days prior to the date of the Notification Letter. Under NASDAQ Listing Rule 5810(c)(3)(A), we were afforded 180 calendar days, or until March 14, 2012, to regain compliance with the Bid Price Rule. We did not regain compliance with the Bid Price Rule by such date because the closing bid price of our common stock did not meet or exceed $1.00 per share for at least 10 consecutive business days during the applicable 180-day period. Accordingly, on March 15, 2012, we received from NASDAQ a second deficiency letter, or the Second Notification Letter, notifying us that our common stock continues to be at risk of delisting from the NASDAQ Capital Market. As described in the Second Notification Letter, we were not eligible for an additional grace period to regain compliance with the Bid Price Rule because, based on current market information and our stockholders’ equity as reported in our Quarterly Report on Form 10-Q for the period ended October 31, 2011, we do not satisfy all applicable requirements for initial listing on the NASDAQ Capital Market under NASDAQ Listing Rule 5505.

In accordance with NASDAQ’s applicable procedures, we appealed NASDAQ’s delisting determination by submitting to NASDAQ a written plan of compliance, which included our commitment to implement a reverse stock split of our common stock, and appearing before a NASDAQ Hearings Panel, or the Panel, at an oral hearing that took place on May 17, 2012. According to applicable NASDAQ guidance, we expect that we will receive a written decision from the Panel regarding our appeal within 30-45 days after the date of the hearing. If the Panel reaches a negative decision, we could choose to appeal the Panel’s decision through a further appeal process with the NASDAQ Listing and Hearing Review Council, but whether or not we chose to pursue such an appeal, trading of our common stock on the NASDAQ Capital Market would be suspended two business days after the date of the negative decision.

If our appeal to the Panel is successful, the continued listing of our common stock on the NASDAQ Capital Market would likely be conditioned on our ability to effectuate a reverse stock split, which would require stockholder approval that we may not be able to obtain. If we receive a negative decision from the Panel and choose to pursue a further appeal, then additional management time and expense would be required in connection with such an appeal, which could harm our business and operating results, and our common stock would be suspended from trading on the NASDAQ Capital Market during the course of that appeal. Moreover, any further appeal may not be successful.

If the Panel delivers a negative decision from our initial appeal, if we choose not  to pursue a further appeal, or if any further appeal that we choose to pursue is unsuccessful, then our common stock will be delisted. Such delisting could cause our common stock to be classified as “penny stock,” among other potentially detrimental consequences, any of which could significantly impact your ability to sell your shares of our common stock or to sell your shares at a price that you may deem to be acceptable.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 10, 2012, we entered into four-month agreement with a consultant for investor relations services. We issued 160,000 shares of our common stock, with a value of $45,000, for these services. Such shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act, based on the offering of such shares to only one investor and the lack of any general solicitation or advertising in connection with the sale of such shares; the representation of the investor to the Company that it was an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the shares for its own account and without a view to distribute them; and our issuance of such shares as restricted securities.

Item 6.  Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

4.1
Warrant, dated February 3, 2012, issued by Pure Bioscience, Inc. to Wharton Capital Markets LLC (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 16, 2012)

31.1	*	Certification of Chief Executive Officer/Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer/Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at April 30, 2012 and July 31, 2011; (ii) Consolidated Statements of Operations for the three and nine months ended April 30, 2011 and 2012; (iii) Consolidated Statements of Cash Flows for the nine months ended April 30, 2011 and 2012; and (iv) Notes to Consolidated Financial Statements, tagged as block of text.

*  Filed herewith.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE, INC.

Date:	June 13, 2012	By:	/s/ MICHAEL L. KRALL
Michael L. Krall, President / Chief Executive Officer / Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)