Form 10-K
period 2012-07-31
PURE BIOSCIENCE, INC.
filed 2012-10-29
CIK 1006028

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012 or

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

The aggregate market value of the registrant’s voting stock held by non-affiliates, as of the last day of the registrant’s second quarter of the fiscal year ended July 31, 2012, was approximately $18,778,000 (computed on the basis of the last trade of the common stock on the NASDAQ Capital Market on January 31, 2012).

As of October 24, 2012, there were 10,986,170 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

Other Information
As used in this Annual Report on Form 10-K, the terms “we”, “us”, “our”, “PURE” and the “Company” refer to Pure Bioscience, Inc., a Delaware corporation, and its subsidiary, on a consolidated basis, unless otherwise stated.

i

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by words such as “if,” “shall,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” or the negative of these terms and other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. Additionally, statements concerning future matters such as the development of new products, sales levels, expense levels, cash flows, future financing matters, future partnering opportunities and other statements regarding matters that are not historical are forward-looking statements.

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

PART I

Effective on August 14, 2012 and commencing with the opening of trading on August 15, 2012, we effected a reverse stock split of our issued and outstanding common stock, $0.01 par value per share, at a ratio of one-for-eight, with each eight (8) issued and outstanding shares of our common stock automatically combined and converted into one (1) issued and outstanding share of our common stock.. The reverse stock split was approved by stockholders holding a majority of our outstanding voting power at our annual meeting of stockholders held on July 31, 2012. All information in this report, including in the consolidated financial statements included herein, regarding share amounts of our common stock and prices per share of our common stock has been adjusted to reflect the application of the reverse stock split on a retroactive basis, unless otherwise noted.

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

Technology Platform
The foundation of our technology platform is a proprietary electrochemical process that allows us to generate ionized silver in the presence of organic acid. This process creates a solution containing stabilized ionic silver that can function as an antimicrobial.  Our current products all contain SDC, which is produced by ionizing silver in citric acid. SDC is non-toxic, non-caustic, colorless, odorless and formulates well with other compounds. We believe that SDC is distinguished from other products in the marketplace because of its superior efficacy and toxicity profiles. We have also produced ionic silver-based molecular entities using other organic acids, and we believe these compounds may provide a platform for future product development.

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

Products
We manufacture and sell SDC-based products for end use, products preserved with SDC and SDC as a raw material for manufacturing use. Our current products are as follows:

Product Name	Product Use	EPA Registration
PURE Complete System:
PURE® Hard Surface	Disinfectant and sanitizer	SDC3A
PURE Multi-Purpose Cleaner Concentrate	Cleaner	Not applicable
PURE Floor Cleaner Concentrate	Cleaner	Not applicable
Axen® 30	Disinfectant	Axen30
Axenohl®	Raw material	Axenohl
Silvérion®	Raw material	Not applicable

PURE Complete System
Our PURE Complete System is comprised of PURE® Hard Surface and our two new cleaning products that were launched as companion products to PURE® Hard Surface, PURE Multi-Purpose Cleaner and PURE Floor Cleaner. The PURE Complete System offers a comprehensive, cost-effective and user-friendly product line to end-users, janitorial service providers and the distributors that supply them.

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

PURE Multi-Purpose and Floor Cleaner Concentrates
Our recently launched cleaning products, PURE Floor Cleaner and PURE Multi-Purpose Cleaner, are environmentally responsible cleaning products that are protected by SDC, a natural, non-toxic antimicrobial.  SDC ensures the quality and safety of PURE Floor Cleaner and PURE Multi-Purpose Cleaner without human or environmental exposure to toxic chemical preservatives.  PURE Floor Cleaner and PURE Multi-Purpose Cleaner are non-toxic and non-flammable and contain no EDTA, phosphates, ammonia or bleach as well as no VOCs or NPEs.  PURE Floor Cleaner and PURE Multi-Purpose Cleaner provide professional strength cleaning in a concentrate formula that yields a 1:128 use dilution that is safe for use on all resilient surfaces.

Axen® 30
Axen®30 is our patented and EPA-registered hard surface disinfectant and is a predecessor product to PURE® Hard Surface.  Axen30 is sold by distributors under the private label brands SpectraSan24, PureGreen24, Critical Care, Mother Nature’s Choice and Ag+ainst24. In prior years, we sold this product to other distributors that resold Axen30 under a variety of other private label brands.

Axenohl®
Axenohl® is our patented and EPA-registered antimicrobial formulation for use as a raw material in the manufacturing of EPA-registered products. Axenohl is a colorless, odorless and stable solution that provides fast acting efficacy against bacteria, viruses and fungi when manufactured into consumer and commercial disinfecting and sanitizing products.

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

EPA Registrations
We sell our EPA-regulated products under the following three EPA registrations: (i) SDC3A, our hard surface disinfectant and food contact surface sanitizer, (ii) Axen30, our hard surface disinfectant, and (iii) Axenohl, our antimicrobial formulation for use as a raw material in the manufacturing of EPA-registered products.

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

Axen30 Registration
Axen®30 is a hard surface disinfectant and is a predecessor product to SDC3A. It offers similar broad-spectrum efficacy but less effective kill times. Axen30 is not approved for use on food contact surfaces.

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

We have applied for U.S. and foreign patent protection for our SDC technology. Currently, we own nine patents which have been issued in the U.S. and approximately seventy-two patents which have been issued outside of the U.S. Additionally, we own approximately eighty-four patents pending around the world. The expiration dates for our nine issued U.S. patents begin in 2018 and end in 2024. Additional patent applications may not be granted, or, if granted, may not provide adequate protection to us. We also intend to rely on whatever protection the law affords to trade secrets, including unpatented know-how. Other companies, however, may independently develop equivalent or superior technologies or processes and may obtain patents or similar rights with respect thereto.

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

Further, we own the registered trademarks or pending trademark applications for PURE Bioscience®, Powered by SDC Ag+®, Staph Attack®, Staphacide®, Axenohl®, Axen®, Silvérion®, Kinderguard®, Cruise Control®, Nutripure™, Elderguard®, and Critterguard®. In addition, we have applications for other trademarks pending around the world, which may or may not be granted.

Scientific Background

Silver as an Antimicrobial
The use of silver as an antimicrobial dates back to ancient times when water, wine and other beverages were kept in silver vessels to maintain freshness. Ancient Egyptians applied thin strips of beaten silver around wounds to avoid infection, and early royalty ate from silver plates and with silver utensils to stay healthy. In the past half-century, silver in colloidal and ionic forms has been used successfully in a wide array of antimicrobial applications, including water purification and topical treatments for burn victims. Silver must be in an ionic or colloidal form to be effective at killing microorganisms. The short shelf-life of previous ionic silver solutions has limited the development of ionic-silver based antimicrobials. SDC, as a stabilized silver ion complex, has a shelf life of more than a decade because the weak bond of the silver ion to the citric acid allows the ion to remain stable in solution while at the same time making it bioavailable for antimicrobial action.

SDC
SDC is a patented antimicrobial based on a stabilized silver ion complex. SDC is produced by a unique electrochemical process using silver and citric acid. The resulting solution is a colorless, low viscous liquid containing a water soluble silver salt of citric acid.

Mechanisms of Action
The rapid and broad-spectrum efficacy of SDC is attributed to its dual mechanisms of action, both with respect to killing bacteria and other microorganisms and acting against viruses.

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

Efficacy
Formulations containing SDC provide complete, quick and broad-spectrum antimicrobial efficacy against gram positive and gram negative bacteria, enveloped and non-enveloped viruses, and fungi. In addition to quick kill times, SDC provides residual antimicrobial activity. SDC also provides rapid kill times against multiple drug resistant bacteria including Methicillin-resistant Staphylococcus aureus, or MRSA, Vancomycin resistant Enterococcus faecium, or VRE, Carbapenem resistant Escherichia coli, Carbapenem resistant Klebsiella pneumoniae and Carbapenem resistant Klebsiella pneumoniae, NDM-1. See the section of this Item 1 entitled “EPA Registrations” for detailed efficacy data.

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

Research and Development
We recognize the importance of innovation to our long-term success. A key aspect of our business strategy is to leverage our technology platform to develop additional proprietary products and applications. We are focused on the development of end use products and raw material formulations derived from our technology platform. We conduct our primary research and development activities in-house and use third-party laboratories to conduct independent testing. We also engage development partners to perform research and development activities at their own expense for specific products and processes using SDC. Amounts spent on research and development activities during the fiscal years ended July 31, 2012 and 2011 were $1,863,000 and $2,180,000, respectively.

We have developed several new SDC-based products, including a dilutable sanitizer and virucide, and skin cleansing wipes. We are in the early stage of introducing these products. In addition, we are continuing development of various other SDC-based product candidates including a dilutable food contact surface sanitizer, hard surface disinfecting wipes and other textile applications, a cleaner/disinfectant product, foaming cleaner/sanitizer products, products for use in the natural gas and petroleum industries, formulations for industrial biofilm control, high level disinfectants, agriculture treatments, food processing aids, food additives and preservatives, water treatment formulations as well as medical device and pharmaceutical products.

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

New Key Distributors
In the past, we have outsourced the sales and marketing of our products by engaging one or more exclusive distributors and sales agents. Although we may elect to pursue that strategy again in the future, we currently manage, and expect to continue to manage, our product sales internally and pursue engagements with strategically advantageous distributors of those products. Consistent with that strategy, we recently secured relationships with two key distributors of our SDC-based products, AHI Facility Services, Inc. and Intercon Chemical. AHI Facility Services, Inc.is a regional strategic customer in the contract facilities market with a large base of clients, many of which are currently using our products in their corporate headquarters. Intercon Chemical distributes the PURE Complete System through its established network of more than 200 distributors that service approximately 250,000 end-use customers, and has promoted the PURE Complete System at several recent conferences and trade shows.

FTA Bioscience, LLC
In June 2010, we entered into three exclusive license and supply agreements with FTA Bioscience, LLC, or FTA, to develop and commercialize our patented SDC-based technology in wound care, as well as the treatment of nail fungus and athlete’s foot.

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

Based on our experience and our knowledge of current trends, we expect the costs and delays in receiving necessary federal and state approvals for these types of products may increase in the coming years.

Requirements Imposed by Ingredient Legislation
Numerous federal, state and local laws regulate the sale of products containing certain identified ingredients that may impact human health and the environment. For instance, California has enacted Proposition 65, which requires the disclosure of specified listed ingredient chemicals on the labels of products. Although none of the ingredients in our current products is reportable under Proposition 65, this and other similar legislation may become more comprehensive in the future and/or new products we may develop could be subject to these regulations.

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

Employees
As of October 24, 2012, we employed 23 regular full-time employees. We believe that we have been successful in attracting skilled and experienced personnel, but competition for personnel is intense and there can be no assurance that we will be able to attract and retain qualified personnel in the future. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

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

Item 1A.  Risk Factors

You should carefully consider the following information about risks and uncertainties that may affect us or our business, together with the other information appearing elsewhere in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto. If any of the following events, described as risks, actually occur, either alone or taken together, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment in our securities. An investment in our securities is speculative and involves a high degree of risk. You should not invest in our securities if you cannot bear the economic risk of your investment for an indefinite period of time and cannot afford to lose your entire investment.There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

Risks Related to Our Business and Industry

We will need to raise additional capital in order to continue operating our business and continue to develop new products and technologies, and such additional funds may not be available on acceptable terms or at all

We have not generated, and may never generate, significant cash from operations and must raise additional funds in order to continue operating our business. Our cash outflows for operating activities and for investments in patents and fixed assets were $5.8 million in the year ended July 31, 2012, and $6.4 million in the year ended July 31, 2011. Cash outflows may be greater in future periods.

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

We will need to increase our liquidity and capital resources. We expect to rely in the near term on funds raised pursuant to an underwritten public offering closed on September 17, 2012 of an aggregate of 4,341,615 shares of our common stock (including shares issued pursuant to the exercise of the underwriter’s overallotment option), as well as funds raised pursuant to two recent private placement offerings of our common stock and other equity (although we have used certain of those funds to repay the principal balance owed under the Bridge Loan (as defined below)). However, we anticipate that we will require additional capital in future periods to continue our operations and further develop our products and technologies. Until we can generate a sufficient amount of revenue to finance our cash requirements, which we may never do, we expect to increase our liquidity and capital resources by one or more measures, which may include reducing operating expenses, raising additional financing through the issuance of debt, equity, or convertible securities, entering into partnerships, licenses, or other arrangements with third parties, reducing the exercise price of outstanding warrants, or through other means, any one of which could reduce the value to us, perhaps substantially, of our technology and its commercial potential. There is no guarantee that we will be able to obtain capital on terms acceptable to us, or at all. Insufficient funds would result in a material adverse effect on our business and operations and could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or customer requirements, and further may require us to delay, scale back or eliminate some or all of our research and product development programs, license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, reduce our operations, or otherwise significantly modify our business model or cease operations altogether. Modification of our business model and operations could result in an impairment of assets, which cannot be determined at this time. Furthermore, if we continue to issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges that are superior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization.

We have a history of losses, and we may not achieve or maintain profitability

We had a loss of $8.9 million for the year ended July 31, 2012, and a loss of $8.3 million for the year ended July 31, 2011. As of July 31, 2012, we had an accumulated deficit of approximately $62.5 million. Although we expect to continue to have losses in future periods, we are unable to predict the extent of our future losses or when or if we will become profitable, and it is possible we will never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

Raising additional funds by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights

We expect that we will need to increase our liquidity and capital resources in our current fiscal year and in future periods. We have a history of raising funds through offerings of our common stock, and we may in the future raise additional funds through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements. To the extent that we raise additional capital by issuing equity securities, our stockholders’ ownership will be diluted. Additionally, any debt financing we obtain may involve covenants that restrict our operations. These restrictive covenants may include, among other things, limitations on borrowing, specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens on our assets, pay dividends on or redeem our capital stock or make investments. In addition, if we raise funds through collaboration and licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to us or relinquish potentially valuable rights to our products or proprietary technologies. We may be required in future collaborations to relinquish all or a portion of our sales and marketing rights with respect to our products or license intellectual property that enable licensees to develop competing products in order to complete any such transaction.

As a result of the reverse stock split that we recently effected, the number of our outstanding shares of common stock was reduced at a ratio of one-for-eight, while the number of our authorized shares of common and preferred stock did not change. Accordingly, our authorized common stock remains 100,000,000 shares. In addition to capital raising activities, other possible business and financial uses for our authorized common stock include, without limitation, future stock splits, acquiring other companies, businesses or products in exchange for shares of common stock, issuing shares of our common stock to partners in connection with strategic alliances, attracting and retaining employees by the issuance of additional securities under our various equity compensation plans, satisfying any debt we may have by issuing equity securities, or other transactions and corporate purposes that our Board of Directors, or Board, deems are in our best interest. Additionally, shares of common stock could be used for anti-takeover purposes or to delay or prevent changes in control or management of the Company. For example, without further stockholder approval, our Board could approve the sale of shares of common stock in a private transaction to purchasers who may oppose a takeover or favor our current Board. We cannot provide assurances that any issuances of common stock will be consummated on favorable terms or at all, that they will enhance stockholder value, or that they will not adversely affect our business or the trading price of our common stock.

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

If outstanding options and warrants to purchase shares of our common stock are exercised, the interests of our stockholders could be diluted

As of October 24, 2012, in addition to 10,986,170 shares of common stock issued and outstanding, we currently have 323,463 shares reserved for issuance under equity compensation plans for vested and unvested stock options. We also have 803,321 shares reserved for issuance on the exercise of outstanding warrants.

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

•	we may not increase our sales to our existing customers and/or expand our customer base;
•	we may not succeed in materially penetrating markets and applications for our SDC technology;
•	our new sales and marketing strategy, which is built on our direct control of the sales and marketing of our products, may not be successful;
•	we or our partners and/or distributors may not establish or maintain effective marketing programs and create product awareness or brand identity;
•	our partners’ and/or distributors’ goals and objectives may not be consistent with our own;
•	we may not attract and retain key business development, technical and management personnel;
•	we may not maintain existing, or obtain new, regulatory approvals for our technology and products;
•	we may not succeed in locating strategic partners and licensees of our technology;
•	we may not effectively manage our anticipated growth, if any; and
•	we may not be able to adequately protect our intellectual property.

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

We are dependent on our core SDC technology and if our efforts to achieve or maintain market acceptance of our core SDC technology are not successful, we are unlikely to attain profitability

We have and are currently focusing substantially all of our time and financial resources in the development and commercialization of our core SDC technology. We believe SDC has applications in multiple industries and we expect that sales of SDC and SDC-based products will constitute a substantial portion, or all, of our revenues in future periods. Any material decrease in the overall level of sales or expected sales of, or the prices for, SDC or SDC-based products, whether as a result of competition, change in customer demand, or any other factor, would have a materially adverse effect on our business, financial condition and results of operations. We are marketing our new antimicrobial silver ion technology to industrial and consumer markets. These technologies and the products that incorporate them have not yet been accepted into the marketplace, and may never be accepted. In addition, even if our products achieve market acceptance, we may not be able to maintain product sales or other forms of revenue over time if new products or technologies are introduced that are more favorably received than our products, are more cost-effective or otherwise render our products less attractive or obsolete.

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

We have limited sales, marketing and product distribution experience

We have limited experience in the sales, marketing and distribution of our products. While we previously relied primarily on product distribution arrangements and/or sales and marketing services provided by third parties, we have now developed and obtained EPA registration of our proprietary brand, PURE® Hard Surface disinfectant and food contact surface sanitizer, and have resumed direct control of our sales of this product through a restructuring of our sales strategy and operations. Our new sales and marketing strategy requires that we enact various operational changes in our business, including making significant investments in our own sales and marketing organization. We intend to market and sell our PURE Hard Surface and related SDC-based products into consumer, commercial and institutional markets through both traditional and alternative distribution channels. We have commenced the launch of a multi-channel national sales program, which involves our development of an internal team of industry sales experts to manage each of our key channels and our deployment of contract sales representative within each of those channels. Our current sales and marketing strategies and programs may not be successful, and we may not be able to establish the sales, marketing, and distribution capabilities necessary to directly control and manage these aspects of our operations. If we are not able to successfully sell, market and distribute these products directly, we may seek to establish product distribution arrangements with third parties, which may not be available on terms acceptable to us, if at all.

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

Legal protections of our intellectual property and proprietary rights afford only limited protection. For instance, we currently own nine U.S. patents related to our SDC technology. The lives of these patents, and any patents that we may obtain in the future, are not indefinite, and the value to us of some or all of our patents may be limited by their terms. Further, although we have a number of U.S. and international patent applications pending, some or all of those applications may not result in issued patents, and the intellectual property claims therein would be unprotected. Additionally, obtaining and maintaining patent protection depends on our compliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements. Furthermore, legal standards relating to the validity, enforceability and scope of patent protection and protections of other intellectual property and proprietary rights in the U.S. are uncertain. Additionally, to the extent that we operate internationally, the laws of foreign countries may not protect our proprietary rights to the same extent as the laws of the U.S. For instance, many countries have a “first-to-file” trademark registration system, which may prevent us from registering or using our trademarks in certain countries if third parties have previously filed applications to register or have registered the same or similar trademarks. Additionally, changes in the patent and/or trademark laws or interpretations of such laws in the U.S. or other countries could diminish the value of our intellectual property rights. Moreover, our competitors may develop competing technologies that are not covered by the claims of, and therefore do not infringe upon, our issued patents, which could render our patents less valuable to us. If certain of our proprietary rights cannot be, or are not sufficiently, protected by patent and trademark registrations, it could have a material adverse impact on our business and our ability to commercialize or license our technology and products.

Our own efforts to protect our intellectual property and other proprietary rights may also be insufficient. Despite efforts to protect our proprietary rights, including without limitation through confidentiality and other similar contractual restrictions, our means of protecting such rights may not be adequate and unauthorized parties may attempt to copy aspects of our proprietary technology, obtain and use information that we regard as proprietary, or otherwise misappropriate our intellectual property. In addition, unpatented proprietary rights, including trade secrets and know-how, can be difficult to protect and may lose their value if they are independently developed by a third party or if their secrecy is lost. It is possible that, despite our efforts, competitors or others will create and use products, adopt service names similar to our service names or otherwise violate or misappropriate our proprietary rights. The infringement of such rights could have a material negative impact on our business and on our results of operations.

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

Litigation or the actions of regulatory authorities may harm our business or otherwise distract our management

Substantial, complex or extended litigation could cause us to incur major expenditures and would distract our management. For example, lawsuits against us or our officers or directors by employees, former employees, stockholders, partners, customers, or others, or actions taken by regulatory authorities, could be very costly and substantially disrupt our business. Such lawsuits and actions are not uncommon, and we may not be able to resolve such disputes or actions on terms favorable to us, and there may not be sufficient capital resources available to defend such actions effectively, or at all.

Maintaining compliance with our obligations as a public company may strain our resources and distract management, and if we do not remain compliant our stock price may be adversely affected

Our common stock is registered under the Exchange Act. It is therefore subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. Both the U.S. Congress and the SEC continue to issue new and proposed rules, and complying with existing and new rules has caused, and will continue to cause, us to devote significant financial and other resources to maintain our status as a public company. In addition, in April 2008 we obtained a listing of our common stock on the NASDAQ Capital Market, adding the additional cost and administrative burden of maintaining such a listing. Such costs have been significantly increased since the commencement in September 2011 of a series of notices and a lengthy appeal process in connection with the potential delisting of our common stock from the NASDAQ Capital Market, which is described in further detail under the heading “Recent Developments” in Item 7 of this Annual Report. These additional regulatory costs and requirements will reduce our future profits or increase our future losses, and an increasing amount of management time and effort will be needed to meet our regulatory obligations.

We are required to evaluate our internal control systems in order to allow management to report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002, and our management is required to attest to the adequacy of our internal controls. Recent SEC pronouncements suggest that in the next several years we may be required to report our financial results using new International Financial Reporting Standards, replacing GAAP, which would require us to make significant investments in training, hiring, consulting and information technology, among other investments. All of these and other reporting requirements and heightened corporate governance obligations that we face, or will face, will further increase the cost to us, perhaps substantially, of remaining compliant with our obligations under the Exchange Act and other applicable laws, including the Sarbanes-Oxley Act and the Dodd-Frank Act of 2010. In order to meet these incremental obligations, we will need to invest in our corporate and accounting infrastructure and systems, and acquire additional services from third party auditors and advisors. As a result of these requirements and investments, we may incur significant additional expenses and may suffer a significant diversion of management’s time. There is no guarantee that we will be able to continue to meet these obligations in a timely manner. If we fail to do so, we could be subject to sanctions or investigation by regulatory authorities such as the SEC or the NASDAQ Stock Market and/or our common stock could be delisted. Any such actions could adversely affect the market price of our common stock, perhaps significantly.

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

We anticipate significant changes to the composition of our Board of Directors in the near term

Effective July 9, 2012, we entered a settlement agreement in connection with the termination of the Richmont Litigation (as defined below) and the withdrawal of a proxy solicitation in favor of a slate of six nominees for election as directors on our Board at our 2012 annual meeting of stockholders held on July 31, 2012, all as described in further detail in Item 3 of this Annual Report. Pursuant to the terms of that settlement agreement, we are obligated to make good faith efforts to, within 12 months after the date of our 2012 annual meeting of stockholders, replace one member of our Board with a new independent director and add to our Board an additional independent director. In addition, one of our independent directors and a member of our Audit Committee and our Compensation Committee, Gregory Barnhill, unexpectedly died on September 14, 2012. Accordingly, we anticipate significant changes to the composition of our Board and the committees thereof in the near term. We may not be able to identify, attract and retain qualified and suitable candidates for our Board and certain Board committees who meet the requirements set forth in the settlement agreement and applicable SEC and NASDAQ listing rules in a timely manner or at all. If we are unable to do so, we could be subject to litigation relating to the settlement agreement or sanctions by applicable regulatory authorities, including without limitation the potential delisting of our common stock from the NASDAQ Capital Market. Further, even if we do identify and successfully attract new directors to sit on our Board, such transition in the composition of our Board and its committees could result in inefficiencies in Board activity, disagreements regarding our business models or other operational strategies, and disruptions to our business.

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

We may not be able to utilize all, or any, of our tax net operating loss carry-forwards and our future after-tax earnings, if any, could be reduced

At July 31, 2012, we had federal and California tax net operating loss carry-forwards of approximately $70.7 million and $60.0 million, respectively. Utilization of these net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code as well as similar state provisions. These ownership changes may limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since our formation, we have raised capital through the issuance of capital stock on several occasions (both before and after our initial public offering in 1996) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future based upon subsequent disposition. While we believe that we have not experienced an ownership change, the pertinent tax rules related thereto are complex and subject to varying interpretations, and thus complete assurance cannot be provided that the taxing authorities would not take an alternative position.

Our current federal tax loss carry-forwards began expiring in the year ended July 31, 2011 and, unless previously utilized, will completely expire in the year ending July 31, 2031. In the years ending July 31, 2013 and 2014, $1.9 million of our federal net operating loss carry-forwards will expire, and the balance of our current federal net operating loss carry-forwards will expire between July 31, 2018 and July 31, 2031. Our California tax loss carry-forwards will begin to expire in the year ending July 31, 2014, and will completely expire in the year ending July 31, 2031. If we are unable to earn sufficient profits to utilize the carry-forwards by these dates, they will no longer be available to offset future profits, if any.

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

Risks Related to our Common Stock

The price of our common stock may be volatile, which may cause investment losses for our stockholders

The price and trading volume of our common stock have historically been volatile. For example, in the twelve months through October 24, 2012, the closing market price of our common stock ranged from $0.99 per share to $5.60 per share, and the monthly trading volume varied from approximately 298,000 shares to 11,042,000 shares. The market price of our common stock may continue to be volatile and could fluctuate substantially due to many factors, including, among others, the following:

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

Potential future sales or issuances of our common stock to raise capital, or the perception that such sales could occur, could cause dilution to our current stockholders and the price of our common stock to fall

Although we are pursuing various sources of potential funding, we have historically supported our operations through the issuance of equity and expect to continue to do so in the future. Although we may not be successful in obtaining financing through equity sales on terms that are favorable to us, if at all, any such sales that do occur could result in substantial dilution to the interests of existing holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock or other equity securities to any new investors, or the anticipation of such sales, could cause the trading price of our common stock to fall.

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

As previously disclosed in certain of our reports filed with the SEC, commencing in September 2011, we have received a series of deficiency letters from NASDAQ and undergone a lengthy appeal process with a NASDAQ Hearings Panel, or the Panel, relating to the potential delisting of our common stock from the NASDAQ Capital Market for noncompliance with several listing rules and standards. Although NASDAQ determined on September 21, 2012 that we had regained compliance with applicable listing standards and closed the matter of our delisting on that date, on October 1, 2012 we received an additional deficiency letter from NASDAQ notifying us of our noncompliance with NASDAQ listing rules related to audit committee membership requirements. Although NASDAQ has granted us a cure period in connection with our most recent noncompliance, we may not be able to regain or maintain our compliance with applicable NASDAQ requirements in the future and our securities could be delisted from the NASDAQ Capital Market. Such delisting could cause our common stock to be classified as “penny stock” and decrease the liquidity of our common stock, among other potentially detrimental consequences, any of which could significantly impact your ability to sell your shares of our common stock or to sell your shares at a price that you may deem to be acceptable. Further, should our securities fail to be listed on the NASDAQ Capital Market, our ability to attract new or certain types of investors and raise additional capital could be adversely affected, which could harm our business and financial condition.

Our recently effected one-for-eight reverse stock split has not resulted in a lasting increase in our stock price at an equivalent ratio

On August 14, 2012 and commencing with the opening of trading on August 15, 2012, we effected a one-for-eight reverse stock split of our outstanding shares of common stock. We effected the reverse stock split in large part to increase the per share price of our common stock in order to regain compliance with certain NASDAQ minimum bid price requirements. Although the trading price of our common stock increased by a corresponding ratio in the weeks immediately following the effectuation of the reverse stock split, as of October 24, 2012, the closing price of our common stock on the NASDAQ Capital Market had dropped to $1.16. If the trading price of our common stock continues to decline, we could again be at risk for the delisting of our securities from the NASDAQ Capital Market due to our failure to satisfy NASDAQ’s $1.00 per share minimum bid price requirement. Additionally, the decline in our stock price after the reverse stock split may materially reduce our ability to attract new investors in our securities, particularly institutional investors that are frequently subject to investment restrictions with respect to securities trading below a pre-established per share trading price. Further, the liquidity of our outstanding common stock may be adversely affected by the reverse stock split due to the one-for-eight reduction in the number of outstanding shares and the increase in our stock price at a significantly lesser ratio, which may impact your ability to sell your shares of our common stock at a price you consider acceptable.

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

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control and could also limit the market price of our stock

Certain provisions of our charter and bylaws may delay or frustrate the removal of incumbent directors and may prevent or delay a merger, tender offer, or proxy contest involving us that is not approved by our Board, even if such events may be beneficial to the interests of stockholders. For example, our Board, without stockholder approval, has the authority and power to authorize the issuance of up to 5,000,000 shares of preferred stock and such preferred stock could have voting or conversion rights which could adversely affect the voting power of the holders of our common stock. Further, the one-for-eight reverse stock split of our outstanding common stock that we recently effected has increased the proportion of unissued and authorized common shares to issued and outstanding common shares, which could allow our Board to issue large numbers of additional shares of our common stock that could significantly reduce the voting power of our current stockholders. In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may discourage, delay or prevent certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our charter documents may make it more difficult for stockholders or potential acquirers to initiate actions that are opposed by the then-current board of directors, including delaying or impeding a merger, tender offer, or proxy contest or other change of control transaction involving our company. Any delay or prevention of a change of control transaction could cause stockholders to lose a substantial premium over the then-current market price of their shares.

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

Settlement of Richmont Litigation
On June 29, 2011, we filed suit against Richmont Sciences, LLC in San Diego County Superior Court, Case No. 37-2011-00068549-CU-CO-EC, asserting various causes of action to collect on outstanding invoices. Richmont Sciences, LLC and Richmont Holdings, LLC then filed a cross-complaint for damages against us asserting contract, tort and statutory (trade secret) claims arising out of business dealings with us. We then filed a cross-complaint for compensatory and punitive damages against Richmont Sciences, LLC and Richmont Holdings, LLC asserting contract and fraud claims. We refer to our initial suit against Richmont Sciences, LLC and all related cross-claims as the “Richmont Litigation”.

Additionally, prior to our 2012 annual meeting of stockholders held on July 31, 2012, a solicitation of proxies in favor of an opposing slate of six nominees for election as directors on our Board at that annual meeting had been initiated by The Coalition to Save Pure, or the Coalition, which consisted of Jeffrey P. Bash, Theodore J. Coburn, C. James Jensen, Dr. Martin Kassir, Thomas J. Reynolds, John P. Rochon and Richmont Corporation.

Effective as of July 9, 2012, we entered into a settlement agreement with the Coalition and with Richmont Sciences, LLC, Richmont Holdings, Inc., Richmont Corporation and IV-7 Direct, LLC, which we collectively refer to as “Richmont”. Pursuant to the terms of the settlement agreement, all parties have dismissed all claims and cross-claims in the Richmont Litigation with prejudice, and Richmont and their respective affiliates, including John P. Rochon, have taken and have caused the Coalition to take all reasonable and necessary efforts to withdraw and not resubmit the Coalition’s proxy solicitation in connection with our 2012 annual meeting of stockholders. In addition, the settlement agreement obligates us to make good faith efforts to, within 12 months after the date of our 2012 annual meeting of stockholders, replace one member of our Board with an independent director and add an additional independent director to our Board.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information About Our Common Stock
Our common stock trades on the NASDAQ Capital Market under the symbol “PURE.” Set forth below are the high and low sales prices for our common stock for each full quarterly period within the two most recent fiscal years, as adjusted for the one-for-eight reverse stock split effected August 14, 2012 and commencing with the opening of trading on August 15, 2012.

	High	Low
Year Ended July 31, 2012
First Quarter	$8.40	$5.04
Second Quarter	$5.60	$2.56
Third Quarter	$4.24	$1.78
Fourth Quarter	$3.99	$2.00

	High	Low
Year Ended July 31, 2011
First Quarter	$24.40	$14.24
Second Quarter	$24.54	$15.12
Third Quarter	$17.76	$9.20
Fourth Quarter	$12.00	$5.60

Holders
As of October 24, 2012, we had approximately 171 holders of record of our common stock. This does not include beneficial owners holding common stock in street name.

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

Recent Sales of Unregistered Securities
On June 4, 2012, we issued an aggregate of 250,000 shares of our common stock to three separate investors pursuant to separate agreements entered with each such investor on May 16, 2012, May 17, 2012 and May 23, 2012. The shares were sold at a price of $2.00 per share, resulting in approximately $500,000 in aggregate proceeds to us. The shares have not been, nor will they be, registered under the Securities Act or any state securities laws and have been issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof based on the representation of each investor that it was an accredited investor; the absence of general solicitations or advertising to market the securities; the sale and issuance of securities in each case to only one investor; and the issuance of the securities as restricted securities.

Repurchase of Equity Securities
None.

Information About Our Equity Compensation Plans
The information required under this heading is incorporated herein by reference to the applicable information set forth in Item 12 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All references to “PURE,” “we”, “our,” “us” and the “Company” in this Item 7 refer to Pure Bioscience, Inc. and our wholly owned subsidiary.

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

Unless otherwise noted, all information in this Item 7 regarding share amounts of our common stock and prices per share of our common stock has been adjusted to reflect the application of the one-for-eight reverse stock split of our common stock that we effected on August 14, 2012, as further described below, on a retroactive basis.

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

Our goal is to become a sustainable company by using our proprietary technology platform to deliver leading antimicrobial products to multiple industries. We manufacture and sell SDC-based products for end use, products preserved with SDC and SDC as a raw material for manufacturing use. Our current products are as follows:

Product Name	Product Use	EPA Registration
PURE Complete System:
PURE® Hard Surface	Disinfectant and sanitizer	SDC3A
PURE Multi-Purpose Cleaner Concentrate	Cleaner	Not applicable
PURE Floor Cleaner Concentrate	Cleaner	Not applicable
Axen® 30	Disinfectant	Axen30
Axenohl®	Raw material	Axenohl
Silvérion®	Raw material	Not applicable

PURE Complete System
Our PURE Complete System is comprised of PURE® Hard Surface and our two new cleaning products that were launched as companion products to PURE Hard Surface, PURE Multi-Purpose Cleaner and PURE Floor Cleaner. The PURE Complete System offers a comprehensive, cost-effective and user-friendly product line to end-users, janitorial service providers and the distributors that supply them.

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

PURE Multi-Purpose and Floor Cleaner Concentrates
Our recently launched cleaning products, PURE Floor Cleaner and PURE Multi-Purpose Cleaner, are environmentally responsible cleaning products that are protected by SDC, a natural, non-toxic antimicrobial.  SDC ensures the quality and safety of PURE Floor Cleaner and PURE Multi-Purpose Cleaner without human or environmental exposure to toxic chemical preservatives.  PURE Floor Cleaner and PURE Multi-Purpose Cleaner are non-toxic and non-flammable and contain no EDTA, phosphates, ammonia or bleach as well as no VOCs or NPEs.  PURE Floor Cleaner and PURE Multi-Purpose Cleaner provide professional strength cleaning in a concentrate formula that yields a 1:128 use dilution that is safe for use on all resilient surfaces.

Axen® 30
Axen®30 is our patented and EPA-registered hard surface disinfectant and is a predecessor product to PURE Hard Surface.  Axen30 is sold by distributors under the private label brands SpectraSan24, PureGreen24, Critical Care, Mother Nature’s Choice and Ag+ainst24. In prior years, we sold this product to other distributors that resold Axen30 under a variety of other private label brands.

Axenohl®
Axenohl® is our patented and EPA-registered antimicrobial formulation for use as a raw material in the manufacturing of EPA-registered products. Axenohl is a colorless, odorless and stable solution that provides fast acting efficacy against bacteria, viruses and fungi when manufactured into consumer and commercial disinfecting and sanitizing products.

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

Recent Developments

Reverse Stock Split
On August 13, 2012, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of our issued and outstanding common stock, $0.01 par value per share, at a ratio of one-for-eight. The reverse stock split was approved by stockholders holding a majority of our outstanding voting power at our annual meeting of stockholders held on July 31, 2012. The reverse stock split became effective as of the close of trading on August 14, 2012 and shares of our common stock commenced trading on a post-reverse split basis as of the opening of trading on August 15, 2012, with each eight (8) issued and outstanding shares of our common stock automatically combined and converted into one (1) issued and outstanding share of our common stock. The reverse stock split affected all issued and outstanding shares of our common stock, as well as common stock underlying stock options, warrants, and convertible notes outstanding immediately prior to the effectiveness of the reverse stock split and the number of shares reserved for issuance under our equity incentive plan, but did not affect the number of authorized shares of our common stock. As a result of the reverse stock split, the number of outstanding shares of our common stock was reduced from approximately 57.8 million immediately prior to the effectiveness of the reverse stock split to approximately 7.2 million immediately thereafter.

Common Stock Financings
On September 17, 2012, we closed an underwritten public offering of an aggregate of 4,341,615 shares of our common stock, including shares issued pursuant to the exercise of the underwriter’s overallotment option, at a price to the public of $1.10 per share for net proceeds to us of approximately $4,313,000 (after deducting underwriting discounts and commissions and other offering expenses, although before payment of certain other legal and accounting expenses). The offering was made pursuant to our registration statement on Form S-3 (Registration No. 333-182475), which became effective on July 31, 2012, and a preliminary and final prospectus supplement filed with the Securities Exchange Commission, or the SEC, on September 4, 2012 and September 13, 2012, respectively. The shares were sold pursuant to an underwriting agreement between us and Aegis Capital Corp.

On June 29, 2012, we entered into a common stock purchase agreement with fifteen investors, pursuant to which we issued and sold to such investors an aggregate of 325,125 shares of our common stock and warrants to purchase up to an aggregate of 81,280 shares of our common stock. The shares were sold to the investors at a price of $2.00 per share, resulting in gross proceeds to us of approximately $650,000. The warrants issued to such investors have a three-year term, become exercisable six months after the date of their issuance, and have an exercise price of $3.52 per common share, subject to adjustment as set forth in the warrants. The investors have certain piggyback registration rights with respect to the shares sold pursuant to the common stock purchase agreement, the warrants and the shares issuable upon exercise of the warrants, which rights are subject to certain conditions and limitations set forth in such agreement. None of the securities sold to such investors have been registered under the Securities Act or any state securities laws and have been issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof and Regulation D promulgated thereunder.

On June 4, 2012, we issued an aggregate of 250,000 shares of our common stock to three separate investors pursuant to separate agreements entered with each such investor on May 16, 2012, May 17, 2012 and May 23, 2012. The shares were sold at a price of $2.00 per share, resulting in approximately $500,000 in aggregate gross proceeds to us. The shares have not been, nor will they be, registered under the Securities Act or any state securities laws and have been issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof.

Bridge Loan
Pursuant to a securities purchase agreement entered into on June 26, 2012, on July 10, 2012 we received an aggregate of $1,200,000 in cash consideration from nine lenders in exchange for our issuance to such lenders of secured convertible promissory notes, or the Notes, in an aggregate principal amount of $1,333,000. We refer to such transaction herein as the “Bridge Loan”. Pursuant to the terms of the Notes and the other agreements (as amended) entered in connection with the Bridge Loan, or the Loan Agreements, all amounts owed thereunder became due and payable upon our closing of our underwritten public offering on September 17, 2012, and accordingly such amounts have been repaid in accordance with such terms.

The Notes had an interest rate of 0% during their term, subject to certain late fee and interest charges if they were not repaid when they became due. The Notes were secured by a lien on all of our assets pursuant to a security agreement entered in connection with the Bridge Loan, which security interest has been terminated pursuant to our repayment of all amounts owed. The Notes were also secured by 575,000 shares of our common stock (later reduced to 500,000 shares pursuant to an amendment effective September 6, 2012), which shares were issued in the name of an escrow agent as additional collateral for the timely repayment of the Notes and will be cancelled pursuant to our full repayment of the Bridge Loan. The Notes were convertible into shares of our common stock at the option of the lenders if all amounts owed thereunder were not paid in accordance with the terms of the Notes and the other Loan Agreements.

As further consideration to the lenders for the Bridge Loan in addition to our issuance of the Notes, we issued to each such lenders: (i) an aggregate amount of 54,878 shares of our common stock and (ii) warrants to acquire up to an aggregate amount of 128,046 shares of our common stock, which warrants have a four-year term, become exercisable six months after the date of their issuance, and currently have an as-adjusted exercise price equal to $1.023 per share (subject to certain additional adjustments as set forth in such warrants).

Additionally, for services provided in conjunction with Bridge Loan, we issued to the placement agent for the Bridge Loan: (i) an aggregate amount of 625 shares of our common stock and (ii) warrants to acquire up to an aggregate amount of 4,374 shares of our common stock, which warrants have a four-year term, become exercisable six months after the date of their issuance, and currently have an as-adjusted exercise price equal to $1.023 per share (subject to certain additional adjustments as set forth in such warrants).

Total fees associated with the Bridge Loan were $267,000.  Of that amount, $166,000 relates to the fair value of 54,878 shares of common stock issued to the lenders, and $2,000 relates to the fair value of 625 shares of common stock issued to the placement agent for the Bridge Loan.

NASDAQ Delisting
As previously disclosed in certain of our reports filed with the SEC, commencing in September 2011, we have received a series of deficiency letters from the NASDAQ Stock Market, or NASDAQ, and have undergone a lengthy appeal process with a NASDAQ Hearings Panel, or the Panel, relating to the potential delisting of our common stock from the NASDAQ Capital Market for noncompliance with several listing rules and standards. After receiving several letters from the Panel granting our continued listing contingent upon our satisfaction of certain specified conditions, on September 21, 2012, we received a final decision letter notifying us that the NASDAQ Listing Qualifications Staff had concluded that we had satisfied the required conditions and regained compliance with all applicable listing requirements, and accordingly had determined to continue the listing of our securities on the NASDAQ Capital Market and to close the matter of our delisting on that date.

On October 1, 2012, we received a new deficiency letter from NASDAQ regarding our noncompliance with NASDAQ’s audit committee membership requirements as a result of the death of our former director and Audit Committee member Gregory Barnhill. Consistent with applicable NASDAQ listing rules, NASDAQ has granted us the following cure period to regain compliance with NASDAQ’s audit committee membership requirements: (i) until the earlier of our next annual meeting of stockholders or September 14, 2013, or (ii) if our next annual meeting of stockholders is held before March 13, 2013, until March 13, 2013. We intend to appoint an independent director who satisfies NASDAQ’s requirements for membership on our Audit Committee as promptly as practicable to rectify this noncompliance.

Settlement Agreement
On June 29, 2011, we filed suit against Richmont Sciences, LLC in San Diego County Superior Court, Case No. 37-2011-00068549-CU-CO-EC, asserting various causes of action to collect on outstanding invoices. Richmont Sciences, LLC and Richmont Holdings, LLC then filed a cross-complaint for damages against us asserting contract, tort and statutory (trade secret) claims arising out of business dealings with us. We then filed a cross-complaint for compensatory and punitive damages against Richmont Sciences, LLC and Richmont Holdings, LLC asserting contract and fraud claims. Our initial suit against Richmont Sciences, LLC and all related cross-claims are referred to herein as the “Richmont Litigation”.

Additionally, prior to our 2012 annual meeting of stockholders held on July 31, 2012, a solicitation of proxies in favor of an opposing slate of six nominees for election as directors on our Board at that annual meeting had been initiated by The Coalition to Save Pure, or the Coalition, which consisted of Jeffrey P. Bash, Theodore J. Coburn, C. James Jensen, Dr. Martin Kassir, Thomas J. Reynolds, John P. Rochon and Richmont Corporation.

Effective as of July 9, 2012, we entered into a settlement agreement with the Coalition and with Richmont Sciences, LLC, Richmont Holdings, Inc., Richmont Corporation and IV-7 Direct, LLC, which we collectively refer to as “Richmont”. Pursuant to the terms of the settlement agreement, all parties have dismissed all claims and cross-claims in the Richmont Litigation with prejudice, and Richmont and their respective affiliates, including John P. Rochon, have taken and have caused the Coalition to take all reasonable and necessary efforts to withdraw and not resubmit the Coalition’s proxy solicitation in connection with our 2012 annual meeting of stockholders. In addition, the settlement agreement obligates us to make good faith efforts to, within 12 months after the date of our 2012 annual meeting of stockholders, replace one member of our Board with an independent director and add an additional independent director to our Board.

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

Other Income (Expense)
We record interest income, interest expense, change in derivative liabilities, as well as other non-operating transactions, as other income (expense) in our consolidated statements of operations.

Results of Operations – Comparison of the Years Ended July 31, 2012 and 2011

Fluctuations in Operating Results
Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our results of operations will be affected for the foreseeable future by several factors that may contribute to these periodic fluctuations, including the demand for our products, the timing and amount of our product sales, and the progress and timing of expenditures related to sales and marketing, as well as product development. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a reliable indication of our future performance.

Net Product Sales
Net product sales were $812,000 and $454,000 for the years ended July 31, 2012 and 2011, respectively.  The increase of $358,000 was primarily attributable to sales to one customer, as well as increased sales to several other customers.  Our top two customers accounted for $547,000 of net product sales for the year ended July 31, 2012.

For the year ended July 31, 2012, two individual customers accounted for 67% of our net product sales.  No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows:  92% U.S. and 8% foreign.

For the year ended July 31, 2011, one customer accounted for 46% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows:  87% U.S. and 13% foreign.

Cost of Goods Sold
Cost of goods sold was $264,000 and $131,000 for the years ended July 31, 2012 and 2011, respectively. The increase of $133,000 was attributable to increased net product sales, as well as an inventory charge. The inventory charge represents costs incurred by us to rework certain finished goods inventory, as well as a write-off of certain packaging inventory.

Gross margin as a percentage of net product sales, or gross margin percentage, was 67% and 71% for the years ended July 31, 2012 and 2011, respectively. Gross margin percentage, excluding the inventory charge noted above, was 75% and 71% for the years ended July 31, 2012 and 2011, respectively. The decrease in gross margin percentage was primarily attributable to the sale of lower margin formulations and packaging configurations of our products during the year ended July 31, 2012 as compared to prior year.

Selling, General and Administrative Expense
Selling, general and administrative expense was $7,439,000 and $6,520,000 for the years ended July 31, 2012 and 2011, respectively.  The increase of $919,000 was primarily attributable to an increase in legal fees, which were incurred as a result of litigation with Richmont Sciences LLC as well as the proxy contest that Richmont Corporation initiated, and increases in personnel and related costs. The increases were partially offset by reduced depreciation, amortization, and stock option expense.

Research and Development Expense
Research and development expense was $1,863,000 and $2,180,000 for the years ended July 31, 2012 and 2011, respectively. The decrease of $317,000 was primarily attributable to decreases in personnel and related costs, third-party research and testing activities, laboratory supplies and patent costs. These decreases were partially offset by increased stock option expense.

Change in Derivative Liability
Change in derivative liability for the years ended July 31, 2012 and 2011 was $11,000 and zero respectively. The increase is due to the issuance of warrants with anti-dilution provisions during the year ended July 31, 2012 and the conversion features associated with the secured convertible promissory notes that we issued in July 2012 in connection with the Bridge Loan.

Interest Expense
Interest expense for the year ended July 31, 2012 was $145,000 compared to zero for the year ended July 31, 2011. The increase in interest expense during the year ended July 31, 2012 is primarily attributable to non-cash amortization of debt discounts related to the secured convertible promissory notes that we issued in July 2012 in connection with the Bridge Loan.

Interest Income
Interest income was $1,000 and $8,000 for the years ended July 31, 2012 and 2011, respectively. The decrease was primarily attributable to lower cash balances in the year ended July 31, 2012.

Other (Expense) Income, net
Other expense, net was $3,000 for the year ended July 31, 2012, compared to other income, net of $10,000 for the year ended July 31, 2011. The decrease of $13,000 was primarily attributable to a settlement amount of $13,000 that we received in the year ended July 31, 2011.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through public and private offerings of securities, revenue from product sales and license agreements, proceeds from the sale of a division and interest income from invested cash balances. We have a history of recurring losses, and we have incurred a cumulative net loss of $62,500,000.

On September 17, 2012, we closed an underwritten public offering of an aggregate of 4,341,615 shares of our common stock, including shares issued pursuant to the exercise of the underwriter’s overallotment option, at a price to the public of $1.10 per share for net proceeds to us of approximately $4,313,000 (after deducting underwriting discounts and commissions and other offering expenses, although before payment of certain other legal and accounting expenses).

Pursuant to a securities purchase agreement entered into on June 26, 2012, on July 10, 2012 we received an aggregate of $1,200,000 in cash consideration from nine lenders in exchange for our issuance to such lenders of Notes in an aggregate principal amount of $1,333,000 in the Bridge Loan transaction. Pursuant to the terms of the Loan Agreements, all amounts owed thereunder became due and payable upon our closing of our underwritten public offering on September 17, 2012, and accordingly such amounts have been repaid in accordance with such terms.

On June 29, 2012, we entered into a common stock purchase agreement with fifteen investors, pursuant to which we issued and sold to such investors an aggregate of 325,125 shares of our common stock and warrants to purchase up to an aggregate of 81,280 shares of our common stock. The shares were sold to the investors at a price of $2.00 per share, resulting in gross proceeds to us of approximately $650,000.

On June 4, 2012, we issued an aggregate of 250,000 shares of our common stock to three separate investors pursuant to agreements entered with each such investor on May 16, 2012, May 17, 2012 and May 23, 2012. The shares were sold at a price of $2.00 per share, resulting in approximately $500,000 in aggregate gross proceeds to us.

On December 14, 2011 and December 15, 2011, we entered into two purchase agreements and a registration rights agreement with Lincoln Park for potential future sales of our common stock totaling up to $10,000,000 from time to time during the terms of the purchase agreements. The provisions of such agreements are described in more detail in Note 8 of our consolidated financial statements in Part II, Item 8 of this Annual Report. On May 18, 2012, we delivered notice to Lincoln Park of our termination of both purchase agreements and, consequently, since the date of the notice there have been, and there will be, no further sales of our common stock to Lincoln Park under those agreements. During the year ended July 31, 2012, we sold 718,463 shares of our common stock to Lincoln Park under one of the purchase agreements for net proceeds to us of $1,719,000. All such shares were registered under our then-effective shelf registration statement previously filed with the SEC, which expired on May 8, 2012.

In April 2011, we entered into a sales agreement with an investment banking firm. Under the terms of the sales agreement, we were permitted to offer and sell shares of our common stock having an aggregate offering price of up to $7,000,000. The sales were made, from time to time, through the investment bank in “at the market” offerings as defined by the SEC and were made pursuant to our then-effective shelf registration statement previously filed with the SEC, which expired on May 8, 2012. During the year ended July 31, 2012, we sold 167,136 shares of our common stock under the sales agreement for net proceeds to us of $949,000, and during the year ended July 31, 2011, we sold 329,571 shares of our common stock under the sales agreement for net proceeds to us of $3,065,000. Effective as of December 14, 2011, we terminated the sales agreement and, as a result of such termination, there have been no sales of our common stock under the sales agreement since the date of its termination and there will be no future sales of our common stock under the sales agreement.

In October 2010, we completed a private placement of 135,000 newly issued unregistered shares of our common stock at a price of $17.60 per share. The net proceeds from the private placement were $2,367,000.

During the year ended July 31, 2012, there were no exercises of stock options or warrants. During the year ended July 31, 2011, we received $278,000 from the issuance of common stock upon the exercise of stock options. We also received $259,000 from the issuance of common stock upon the exercise of warrants during that annual period.

As of July 31, 2012, we had $877,000 in cash and cash equivalents, and $373,000 in accounts receivable, compared to $1,794,000 in cash and cash equivalents, and $50,000 in accounts receivable as of July 31, 2011. The net decrease in cash and cash equivalents was primarily attributable to the use of cash to fund our operations, partially offset by proceeds from the issuance of common stock through securities offerings and the funds received in connection with the Bridge Loan (which amounts have since been repaid). The increase in accounts receivable was attributable to higher product sales for the year ended July 31, 2012 as compared to prior year. Additionally, as of July 31, 2012, we had $3,637,000 of current liabilities, and $1,946,000 in accounts payable, compared to $935,000 of current liabilities, and $677,000 in accounts payable as of July 31, 2011. The net increase in current liabilities and accounts payable was primarily attributable to the Bridge Loan, as well as to increased legal fees, which were incurred as a result of litigation with Richmont Sciences, LLC, and the proxy contest that Richmont Corporation initiated.

The following table summarizes our contractual obligations as of July 31, 2012.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$389,000	$150,000	$239,000	-	-
Total	$389,000	$150,000	$239,000	-	-

In addition, from time to time we have entered into employment agreements with our executives that, under certain cases, provide for the continuation of salary and certain other benefits if these executives are terminated under specified circumstances. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. As of July 31, 2012, no events have occurred resulting in the obligation of any such payments.

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

If we are unable to obtain sufficient capital, it would have a material adverse effect on our business and operations. It could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or customer requirements. It also may require us to delay, scale back or eliminate some or all of our research and development programs, to license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, or to reduce or cease operations altogether. If adequate funds are not available when needed, we may be required to significantly modify our business model and operations to reduce spending to a sustainable level.

We believe our current efforts to raise capital, our current efforts to market and sell our products, and our ability to significantly reduce expenses, will provide sufficient cash resources to satisfy our needs over the next 12 months. However, we do not yet have, and we may never have, significant cash inflows from product sales or from other sources of revenue to offset our ongoing and planned investments in corporate infrastructure, research and development projects, regulatory submissions, business development initiatives, and sales and marketing activities, among other investments. Some or all of our ongoing or planned investments may not be successful and could result in further losses. In addition, irrespective of our cash resources, we may be contractually or legally obligated to make certain investments which cannot be postponed.

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

Derivative Financial Instruments
We do not use derivative instruments to hedge exposures to cash flow or market or foreign currency risks.

We review the terms of the common stock, warrants and convertible debt we issue to determine whether there are derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as derivative financial instruments.  In circumstances where the host instrument contains more than one embedded derivative instrument, including a conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments.  The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value.

Recent Accounting Pronouncements
No recent accounting pronouncements or other authoritative guidance have been issued that management considers likely to have a material impact on our consolidated financial statements.

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

Item 8.  Consolidated Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by this Item 8 are set forth at the end of this Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by Rule 13a-15(b) under the Exchange Act, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective.

Changes in Our Controls
There were no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of our Chief Executive Officer and Interim Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2012.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information Regarding the Board of Directors
Pursuant to our bylaws, the number of directors is fixed and may be increased or decreased from time to time by resolution of our Board of Directors, or the Board. The Board has fixed the number of directors at six members. Due to the unexpected death of one of our directors, Gregory H. Barnhill, on September 14, 2012, there is currently one vacancy on our Board. Vacancies on the Board may be filled by a majority of the directors then in office or by a sole remaining director. As of the date of our filing of this Annual Report, we have not filled the vacant seat on our Board or any committees thereof caused by Mr. Barnhill’s death. Mr. Barnhill was also a member of the Audit Committee and the Compensation Committee of our Board. We intend to appoint one or more independent directors to our Board and those committees who satisfy all applicable qualifications and other requirements therefor as promptly as practicable.

Information with respect to our current directors is shown below.

Name	Age	Director Since	Position(s) Held
Dennis Brovarone	56	1996	Director
John J. Carbone, MD	50	2009	Director
Michael L. Krall	60	1992	President, CEO, Interim CFO, Chairman, Director
Paul V. Maier	64	2008	Director
Donna Singer	42	1998	Executive Vice President, Director

Dennis Brovarone   Mr. Brovarone has been practicing corporate and securities law since 1986 and as a sole practitioner since 1990, specializing in U.S. public companies. He was elected to the Board in April 1996, and acted as counsel to the Company at the time of our initial public offering in that year. Mr. Brovarone has served as securities counsel to the Company since that time. We believe and have concluded that Mr. Brovarone’s extensive knowledge of U.S. securities law and capital markets, experience in strategic transactions and mergers and acquisitions, technical skills across various industries, and deep understanding of our business and operations which he has acquired through his more than sixteen years of service to the Company make him a qualified and suitable director on our Board.

John J. Carbone, MD   Dr. Carbone is a Board Certified Orthopedic Surgeon and a Fellow of the American Academy of Orthopedic Surgeons. Since 2004, he has served as the Director, Orthopedic Spine Services at Harbor Hospital in Baltimore, Maryland. Dr. Carbone earned a bachelor's degree in engineering from The United States Merchant Marine Academy in 1983. He served as a marine engineer for Military Sealift Command until 1988 and as a lieutenant in the United States Naval Reserve until 1993. He received his medical degree from the University of Maryland School of Medicine in 1992, and completed his orthopedic residency training and his reconstructive spinal surgery fellowship at The Johns Hopkins Hospital. Dr. Carbone has been a senior officer of two privately held orthopedic research and design companies, and is the inventor of several patented orthopedic devices and methods.  We believe and have concluded that Dr. Carbone’s significant knowledge of the medical device market and FDA regulatory processes and of business operations, which provides the Board with important insights into the Company’s business strategies and opportunities, in addition to his extensive contacts in the medical field and with medical device and pharmaceutical corporations, make him a qualified and suitable director on our Board.

Michael L. Krall   Mr. Krall is the Company’s founder. Additionally, he has held the positions of President, CEO and Chairman of the Board since 1993, and is an inventor or co-inventor on the majority of our SDC patent portfolio. We believe and have concluded that Mr. Krall’s unparalleled knowledge of our technology, our operations and our relationships with our partners, which he has acquired through his more than nineteen years of full-time service to, and leadership of, the Company makes him a suitable candidate for re-election to the Board of Directors. In addition, the Board also believes and has concluded that Mr. Krall’s leadership ability, dedication and commitment to excellence make him well suited to serve as a director and the Chairman of our Board.

Paul V. Maier   Since November 2009, Mr. Maier has served as Chief Financial Officer of Sequenom, Inc., a life sciences company based in San Diego, California. Previously, he served as Vice President, Chief Financial Officer and became Senior Vice President, Chief Financial Officer of Ligand Pharmaceutical Inc., a biotechnology company, from 1992 to 2007. Prior to Ligand Pharmaceutical, Mr. Maier served as Vice President, Finance at DFS West, a division of DFS Group, L.P., a private multinational retailer from October 1990 to October 1992. From February 1990 to October 1990, Mr. Maier served as Vice President and Treasurer of ICN Pharmaceuticals, Inc., a pharmaceutical and biotechnology research products company. Mr. Maier held various positions in finance and administration at SPI Pharmaceuticals, Inc., a biotechnology company and a publicly held subsidiary of ICN Pharmaceuticals Group, from 1984 to 1988, including Vice President, Finance from February 1984 to February 1987. Mr. Maier earned an M.B.A. from Harvard Graduate School of Business and a B.S. from Pennsylvania State University. Mr. Maier also serves on the boards of directors of International Stem Cell Corp., Talon Therapeutics, Inc., and Apricus Biosciences, Inc., publicly-held biotechnology companies.  We believe and have concluded that Mr. Maier’s deep knowledge and understanding of financial operations and regulatory environments, through his service in senior management and board positions of U.S. public companies in the life sciences industry make him a qualified and suitable director on our Board. Additionally, we believe and have concluded that his service on other public company boards combined with his business acumen and judgment provide our Board with valuable accounting, financial and operational expertise and leadership.

Donna Singer   Ms. Singer is the Executive Vice President of the Company and has been a director since 1998. From 1996 to 1998, Ms. Singer served as Vice President of Operations for the Company. Ms. Singer has extensive knowledge of our technology, our operations and our markets for our SDC technology, having been a senior executive at the Company for sixteen years. As a result of her experience and expertise, we believe and have concluded that Ms. Singer provides the Board with important insight into our operations, business strategies, communications, current and proposed strategic partners and the markets in which we compete, and that Ms. Singer’s expertise makes her a qualified and suitable director on our Board.

Information Regarding Executive Officers
Information with respect to our current named executive officers is shown below. Since each of the named executive officers also serve as a member of the Board, each such named executive officer’s biography is set forth under “Information Regarding the Board of Directors” above.

Name	Age	Position(s) Held	Position(s) Held Since
Michael L. Krall	60	President, CEO, Interim CFO, Chairman, Director	1992 (1)
Donna Singer	42	Executive Vice President, Director	1998

(1)	Mr. Krall has served as the Interim CFO since the departure of Mr. Craig A. Johnson, our former Chief Financial Officer, who served in that position from August 2011 until his resignation in May 2012.

Family Relationships
There is no family relationship between any current director or executive officer, or any director or executive officer during the fiscal year ended July 31, 2012.

Audit Committee
The Board has established a separately-designated standing Audit Committee, which currently consists of two non-employee directors:  Mr. Maier (chair) and Dr. Carbone. Prior to September 14, 2012, Mr. Barnhill was the third member of our Audit Committee. The Board has determined that each current member of the Audit Committee, and each member during the year ended July 31, 2012, is “independent” as defined by the applicable NASDAQ rules and regulations of the SEC, and that Mr. Maier qualifies as an “audit committee financial expert” as defined in such regulations. As stated above, we intend to appoint a third independent director who satisfies the requirements for membership on the Audit Committee as promptly as practicable.

Procedures for Stockholder Recommendations of Director Nominees
On October 12, 2012, our Board established a Nominating Committee and appointed two independent directors, Mr. Maier (chair) and Dr. Carbone, to serve as the members of such committee. Among other duties, the Nominating Committee is responsible for considering candidates for director nominees recommended by our stockholders, provided that stockholders submit written notice to us of any such nominee in compliance with the timing and other requirements set forth in our bylaws. Those timing or other requirements have not changed from the description thereof set forth in our definitive proxy statement on Schedule 14A, filed with the SEC on July 12, 2012 in connection with our 2012 annual meeting of stockholders.

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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. We are not aware of any stockholders that own greater than ten percent of our outstanding common stock. Our officers and directors are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and representations that no other reports were required during the year ended July 31, 2012, our officers and directors were in compliance with all applicable Section 16(a) filing requirements.

Item 11.  Executive Compensation

All information in this Item 11 regarding share amounts of our common stock and prices per share of our common stock has been adjusted to reflect the application of the one-for-eight reverse stock split of our common stock that we effected on August 14, 2012, as further described elsewhere in this Annual Report, on a retroactive basis.

Summary Compensation Table
The following table sets forth a summary of cash and non-cash compensation awarded, earned or paid for services rendered to us during the years ended July 31, 2012 and July 31, 2011 by our named executive officers, consisting of (i) each individual serving as principal executive officer during the year ended July 31, 2012, and (ii) our two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers during the year ended July 31, 2012.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)(2)	Stock Option Awards ($)(3)	All Other Compensation ($)(4)		Total Compensation ($)
Michael L. Krall	2012	$385,000	-	-	$8,653		$393,653
President, Chief Executive	2011	$368,115	$97,500	-	$13,956	(5)	$479,571
Officer, Chief Financial Officer

Craig A. Johnson (6)	2012	$205,693	-	$124,800	$21,478	(7)	$351,971
Chief Financial Officer	2011	-	-	-	-		-

Donna Singer	2012	$220,000	-	-	$4,860		$224,860
Executive Vice President	2011	$214,615	$45,500	-	$4,320		$264,435

(1)	Amounts reflect salary actually paid during the respective fiscal years.

(2)	Amounts reflect bonuses actually paid in the respective fiscal years.

(3)
No stock option awards were granted to our named executive officers during the year ended July 31, 2011. Amounts for the year ended July 31, 2012 reflect the grant date fair value for financial statement reporting purposes with respect to stock options granted during the year ended July 31, 2012, calculated in accordance with authoritative guidance. All the assumptions for the stock options granted during the year ended July 31, 2012 are included in Note 9 to the audited consolidated financial statements set forth in Part II, Item 8 of this Annual Report

(4)	Amount includes the cost of benefits paid by the Company on behalf of each named executive officer for health, dental, vision and life insurance.

(5)
Amount includes a $6,000 vehicle allowance for the year ended July 31, 2011. Subsequent to July 31, 2011, the vehicle allowance was terminated and no amounts were paid as part of this vehicle allowance during the year ended July 31, 2012.

(6)	Mr. Johnson was appointed as our Chief Financial Officer effective as of August 1, 2011. Mr. Johnson resigned as our Chief Financial Officer in May 2012.

(7)	Amount includes $18,122 representing accrued vacation paid to Mr. Johnson upon his resignation in May 2012.

Outstanding Equity Awards at Year-End
The following table provides a summary of equity awards outstanding at July 31, 2012, for each of our named executive officers. There were no outstanding unvested shares of restricted stock held by our named executive officers as of July 31, 2012.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Michael L. Krall	6,250	-	$45.60	04/09/13
	18,750	6,250	$18.72	05/14/14
	12,500	12,500	$24.72	05/06/20

Craig A. Johnson	25,000	-	$7.68	08/01/21

Donna Singer	6,250	-	$45.60	04/09/13
	7,500	2,500	$18.72	05/14/14
	5,000	5,000	$24.72	05/06/20

(1)
All stock options for our named executive officers issued prior to the year ended July 31, 2009 were fully vested as of July 31, 2012. Except as noted below, all stock options for our named executive officers issued thereafter vest annually over four years. No stock option awards were granted to our named executive officers during the year ended July 31, 2011. During the year ended July 31, 2012, we granted 25,000 options to Mr. Johnson at the commencement of his employment with the Company, which vested immediately and had a ten-year term. The grant date fair value of awards granted in the year ended July 31, 2012 was $124,800. The determination of the grant date fair value of the awards is further detailed in the notes to the audited consolidated financial statements set forth in Part II, Item 8 of this Annual Report.

Employment Agreements; Potential Payments Upon Termination or a Change in Control
On October 12, 2009, the Company entered into an amended and restated employment agreement with Mr. Krall, which agreement amended and restated in its entirety the Company’s former employment agreement with Mr. Krall entered into in April 1996. Also on October 12, 2009, the Company entered into an employment agreement with Donna Singer, our Executive Vice President. On October 26, 2011, the Company entered into amendments to each of the employment agreements with Mr. Krall and Ms. Singer. Those employment agreements and the amendments thereto are filed as exhibits to our Annual Report on Form 10-K for the fiscal years ended July 31, 2009 and July 31, 2011, respectively. On June 6, 2011, the Company entered into an employment agreement with Craig Johnson to serve as the Company’s Chief Financial Officer commencing on August 1, 2011. Mr. Johnson’s employment agreement is filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended July 31, 2011. Each employment agreement with our named executive officers and each amendment thereto was approved by the Board upon the recommendation of the Compensation Committee.

On May 4, 2012, Mr. Johnson resigned from his position as the Chief Financial Officer of the Company, and accordingly his employment agreement terminated on that date. Presently, Mr. Krall is acting as the Company’s Interim Chief Financial Officer.

The terms of each employment agreement with our named executive officers provide that such agreement continues until termination by either the Company or the applicable executive officer. During the term of each employment agreement, the executive officers are entitled to an annual base salary, which may be increased, but not decreased, by the Board or the Compensation Committee in their discretion. The annual base salaries of our current named executive officers are $385,000 for Mr. Krall and $220,000 for Ms. Singer, and the annual base salary for Mr. Johnson upon his resignation was $266,500.

Each agreement provides that, during the term of such agreement, the applicable executive officer is eligible for equity compensation grants to be awarded at the discretion of the Compensation Committee and the Board, and also provides for annual bonus targets equal to, as applicable, 50% of the executive’s then current annual base salary for Mr. Krall and 35% of the executive’s then current annual base salary for each of Ms. Singer and Mr. Johnson, in each case to be awarded at the sole discretion of the Compensation Committee and the Board. Additionally, pursuant to the terms of Mr. Johnson’s employment agreement, upon the commencement of his employment, Mr. Johnson was granted an option to purchase 25,000 shares of the Company’s common stock at the fair market value calculated on the date of such grant. That option has expired unexercised due to the termination of Mr. Johnson’s employment by the Company. No additional options were granted to Mr. Johnson during the term of his employment.

In each case, the employment agreements with our named executive officers provide for certain compensation to be paid to the applicable named executive officer if his or her employment is terminated by the Company without Cause or terminated by the executive for Good Reason. In summary, “Cause” is the commission by the executive of an act of fraud or another felony, or gross misconduct resulting in a material adverse effect on the Company; refusal by the executive to perform his or her duties under the agreement or to otherwise breach the agreement, or the executive’s breach of other key agreements with the Company. “Good Reason” is a material reduction of the executive’s base salary or target bonus percentage; a material reduction by the Company of the executive’s authority, duties or responsibilities; a relocation of the Company’s offices that requires an increase in the executive’s one-way driving distance of more than fifty miles; a material diminution in the authorities, duties or responsibilities of the supervisor to whom the executive is required to report (or, in the case of Mr. Krall, a requirement that Mr. Krall report to another person other than the Board); a material breach of the agreement by the Company; or a material diminution in the budget over which the executive retains authority.

Upon such event, the executive, upon signing a release in favor of the Company, would be entitled to severance pay in the form of a single lump sum cash payment. In the case of Mr. Krall, such severance payment would equal 150% of his then current annual base salary, plus eighteen months of health and dental insurance in accordance with COBRA for Mr. Krall and his eligible dependents. In the case of Ms. Singer, such severance payment would equal 100% of her then current annual base salary plus twelve months of health and dental insurance in accordance with COBRA for Ms. Singer and her eligible dependents. In the case of Mr. Johnson, such severance payment would equal 75% of Mr. Johnson’s then current annual base salary plus nine months of health and dental insurance in accordance with COBRA for Mr. Johnson and eligible dependents. In addition, in the event of a termination for any reason other than by the Company for Cause, each agreement provides that all outstanding vested stock options held by the applicable executive at the date of such termination would continue to be exercisable for a period of up to 120 days following such termination, but in no event beyond the maximum permitted expiration date.

The employment agreements with our named executive officers also provide for compensation if the executive’s employment is terminated by the Company without Cause within twelve months following a Change in Control, or the executive resigns for Good Reason within such period. A “Change in Control” is the closing of the sale, transfer or other disposition of all or substantially all of the Company’s assets or the exclusive license of substantially all of the intellectual property of the Company; the consummation of a merger or consolidation of the Company with or into another entity; the closing of the acquisition of beneficial ownership of 30% or more of the outstanding voting stock of the Company; or if individuals who, on the effective date of the agreement are members of the Board, or are nominees of such Board members, cease to constitute at least a majority of the members of the Board.

Upon such event, the executive would be entitled to additional severance pay in excess of the amounts described above, in each case in an amount equal to a single lump sum payment equal to 100% of the applicable executive’s then current annual base salary, plus the average annual bonus awarded to the executive for the preceding two fiscal years. In addition, in such event, the vesting of all outstanding stock options then held by the applicable executive would automatically accelerate and all stock options would continue to be exercisable for 12 months, but in no event beyond the maximum permitted expiration date.

The employment agreements, as amended, with each of our current named executive officers also provide that the Company may, in certain circumstances and in order to avoid incurring fines or penalties under applicable law (including recently enacted federal healthcare legislation), elect to pay cash payments equivalent to value of the monthly premiums the Company would otherwise pay to provide for the continuation of health and dental insurance for such executives and their eligible dependents following each such executive’s termination without Cause or resignation for Good Reason.

If Mr. Krall had been terminated on July 31, 2012 without Cause or had terminated his employment for Good Reason, he would have received a lump sum payment of $577,500 and the continued participation in our group health insurance benefits on the same terms as during his employment until eighteen months following his termination, at a cost to us of $7,750. Additionally, if Mr. Krall was terminated without Cause or resigned for Good Reason within twelve months following a Change in Control, he would have received the same benefits plus (i) an additional lump sum payment of $385,000, (ii) a bonus payment of $48,750, and (iii) the accelerated vesting of his unvested stock options with an aggregate intrinsic value of zero based on the closing price of our common stock on July 31, 2012.

If Ms. Singer had been terminated on July 31, 2012 without Cause or had terminated her employment for Good Reason, she would have received a lump sum payment of $220,000 and the continued participation in our group health insurance benefits on the same terms as during her employment until twelve months following her termination, at a cost to us of $6,994. Additionally, if Ms. Singer was terminated without Cause or resigned for Good Reason within twelve months following a Change in Control, she would have received the same benefits plus (i) an additional lump sum payment of $220,000, (ii) a bonus payment of $22,750, and (iii) the accelerated vesting of her unvested stock options with an aggregate intrinsic value of zero based on the closing price of our common stock on July 31, 2012.

Mr. Johnson’s resignation in May 2012 did not constitute a termination by the Company without Cause, nor did it constitute a termination by Mr. Johnson for Good Reason. However, if Mr. Johnson had been terminated on that date without Cause or had terminated his employment for Good Reason, he would have received a lump sum payment of $199,875 and the continued participation in our group health insurance benefits on the same terms as during his employment until nine months following his termination, at a cost to us of $7,108. Additionally, if Mr. Johnson was terminated without Cause or resigned for Good Reason within twelve months following a Change in Control, he would have received the same benefits plus an additional lump sum payment of $266,500 and (ii) the accelerated vesting of his unvested stock options (if any) with an aggregate intrinsic value of zero based on the closing price of our common stock on July 31, 2012.

Code Section 162(m) Provisions
Section 162(m) of the U.S. Internal Revenue Code, or the Code, generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to the Chief Executive Officer or any of the four most highly compensated officers. Performance-based compensation arrangements may qualify for an exemption from the deduction limit if they satisfy various requirements under Section 162(m). Although we consider the impact of this rule when developing and implementing our executive compensation programs, we believe it is important to preserve flexibility in designing compensation programs. Accordingly, we have not adopted a policy that all compensation must qualify as deductible under Section 162(m) of the Code. While our stock options are intended to qualify as “performance-based compensation” (as defined by the Code), amounts paid under our other compensation programs may not qualify as such.

Compensation of Directors
The following table shows amounts earned in the year ended July 31, 2012 by each of our directors who are not named executive officers.

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)(3)	Option Awards ($)(3)	All Other Compensation ($)		Total Compensation ($)
Gregory H. Barnhill	$43,000	$5,211	-	-		$48,211
Dennis Brovarone	$35,000	$5,211	-	$60,000	(4)	$100,211
John J. Carbone, MD	$38,000	$5,211	-	-		$43,211
Paul V. Maier	$60,000	$5,211	-	-		$65,211

(1)
Directors Michael L. Krall, our President, Chief Executive Officer and Interim Chief Financial Officer, and Donna Singer, our Executive Vice President, are not included on this table as they receive no compensation for their service as directors. The compensation received by Mr. Krall and Ms. Singer as executives is shown in the Summary Compensation Table in this Item 11 above.

(2)
Amounts reflect the grant date fair value for financial statement reporting purposes with respect to restricted stock grants issued during the year ended July 31, 2012. All assumptions for these calculations are included in Note 9 to the audited consolidated financial statements set forth in Part II, Item 8 of this Annual Report. During the year ended July 31, 2012, Mr. Barnhill, Mr. Brovarone, Dr. Carbone, and Mr. Maier elected to receive shares of our common stock, vesting one year from their grant, in lieu of options to purchase common stock.

(3)
The aggregate number of stock awards outstanding at July 31, 2012 for each independent director was as follows:  Mr. Barnhill, 1,713; Mr. Brovarone, 1,713; Dr. Carbone, 1,713; and Mr. Maier, 1,713. The aggregate number of option awards outstanding at July 31, 2012 for each independent director was as follows: Mr. Barnhill, zero; Mr. Brovarone, 16,250; Dr. Carbone, 6,250; and Mr. Maier, 18,750.

(4)	Amount represents fees earned for services to the Company as securities counsel in the year ended July 31, 2012.

In the past, our Board has approved each year, generally in the second calendar quarter of the year, an annual option or stock grant for our non-employee directors. Any such grant is at the discretion of the Board, which considers the recommendation of our Compensation Committee. Upon the Board’s approval of any such grant, each non-employee director generally may elect whether to receive the grant as an option or stock award.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information regarding the beneficial ownership of our common stock as of October 24, 2012, or the Evaluation Date, by: (i) each of our current directors, (ii) each of our named executive officers as set forth in Item 11 of this Annual Report, and (iii) all such directors and executive officers as a group. We know of no other person or group of affiliated persons who beneficially own more than five percent of our common stock. The table is based upon information supplied by our officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned. All information in the following table regarding share amounts of our common stock has been adjusted to reflect the application of the one-for-eight reverse stock split of our common stock that we effected on August 14, 2012, as further described elsewhere in this Annual Report, on a retroactive basis.

Applicable percentages are based on 10,986,170 shares outstanding as of the Evaluation Date, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable within 60 days of the Evaluation Date. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name (1)(2)	Number of Shares Beneficially Owned		Percent of Common Stock
Dennis Brovarone	49,856	(3)	*
John J. Carbone, MD	20,182	(4)	*
Michael L. Krall	197,724	(5)	1.79%
Paul V. Maier	27,388	(6)	*
Donna Singer	65,344	(7)	*
All of our named executive officers and directors as a group (5 persons)	360,494	(8)	3.25%

*	Indicates less than one percent of the outstanding shares of the Company’s common stock.
(1)	The address for each person listed in the table is c/o Pure Bioscience, Inc., 1725 Gillespie Way, El Cajon, California 92020.
(2)
As of September 14, 2012, Gregory H. Barnhill, a former director on our Board, directly held 89,787 shares of common stock. Subsequent to Mr. Barnhill’s death, such shares are held by Mr. Barnhill’s estate

(3)
Consists of (a) 16,250 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and (b) 33,606 shares of common stock held directly by Mr. Brovarone.

(4)
Consists of (a) 6,250 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and (b) 13,932 shares of common stock held directly by Dr. Carbone.

(5)
Consists of (a) 37,500 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and (b) 160,224 shares of common stock held directly by Mr. Krall.

(6)
Consists of (a) 18,750 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and (b) 8,638 shares of common stock held directly by Mr. Maier.

(7)
Consists of (a) 18,750 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and (b) 46,594 shares of common stock held directly by Ms. Singer.

(8)
Consists of (a) 97,500 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and (b) 352,781 shares of common stock held directly by all directors and executive officers as a group.

Equity Compensation Plan Information
The 2007 PURE Bioscience Equity Incentive Plan, or the Plan, is our only active equity incentive plan pursuant to which options to acquire common stock or restricted stock awards have been granted and are currently outstanding. Approved by our stockholders in April 2007, the Plan has a share reserve of 625,000 shares of common stock. The Plan provides for the grant of incentive and non-qualified stock options, as well as stock appreciation rights, common stock awards, restricted stock units, performance units and shares, and other stock-based awards. Eligible participants include employees, directors, officers and advisors, although incentive stock options generally may be granted only to employees.

All of our equity incentive plans are administered by the Compensation Committee. The exercise price for stock options is always at or above the fair market value of our common stock on the date the award is granted. Fair market value is defined by the Plan and is based on prevailing market prices of our common stock as reported by the NASDAQ Capital Market. The term of stock options granted and their vesting schedules are determined by the Compensation Committee, subject to any limitations defined in the Plan. The Compensation Committee also determines the vesting of other, non-option, stock awards.

The following table sets forth, as of July 31, 2012, information with respect to our equity compensation plans, and with respect to certain other options and warrants.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	348,463	$19.26	222,351
Equity compensation plans not approved by stockholders	-	-	-
Total	348,463	$19.26	222,351

(1)	Includes options only.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions
Except as described below and other than employment relationships and compensation resulting from those employment relationships, no director, executive officer, or immediate family member of any of the foregoing, was a party to any transaction or series of transactions since the beginning of the year ended July 31, 2011, or is to be a party to any currently proposed transaction or series of proposed transactions, in which (i) we were or are to be a participant, (ii) the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at fiscal year-end for the fiscal years ended July 31, 2012 and 2011, which is $48,030, and (iii) any director, executive officer, or immediate family member of any of the foregoing had or will have a direct or indirect material interest.

Our current Director of Manufacturing and Research and Development, Richard Gumienny, is the son-in-law of Michael Krall, our President, Chief Executive Officer, Interim Chief Financial Officer, and Chairman of the Board.  Pursuant to the terms of Mr. Gumienny’s employment arrangement with us, which has been in effect during the period commencing at the beginning of our fiscal year ended July 31, 2011 and continuing through the date of this Annual Report, Mr. Gumienny (1) receives an annual salary of $110,000, (2) receives certain benefits that are also provided to our other similarly situated employees, which benefits have an approximate annual value of $4,861 for Mr. Gumienny, and (3) is eligible to receive cash bonuses and equity grants at the discretion of management.  In accordance with that arrangement, during the fiscal year ended July 31, 2011, Mr. Gumienny was awarded a cash bonus of $2,626 and options to purchase up to 9,375 shares of our common stock in addition to his salary and benefits.

Our current Accounts Receivable and Accounts Payable Manager, Ashley Gumienny, is the daughter of Michael Krall, our President, Chief Executive Officer, Interim Chief Financial Officer, and Chairman of the Board.  Pursuant to the terms of Ms. Gumienny’s employment arrangement with us, which has been in effect during the period commencing at the beginning of our fiscal year ended July 31, 2011 and continuing through the date of this Annual Report, Ms. Gumienny (1) receives an annual salary of $52,500, (2) receives certain benefits that are also provided to our other similarly situated employees, which benefits have an approximate annual value of $4,861 for Ms. Gumienny, and (3) is eligible to receive cash bonuses and equity grants at the discretion of management. In accordance with that arrangement, during the fiscal year ended July 31, 2011, Ms. Gumienny was awarded a cash bonus of $1,785 in addition to her salary and benefits.

One of our current directors, Dennis Brovarone, provides consulting services for us as securities counsel in addition to his services as a director.  Pursuant to the terms of Mr. Brovarone’s consulting arrangement with us, which has been in effect during the period commencing at the beginning of our fiscal year ended July 31, 2011 and continuing through the date of this Annual Report, Mr. Brovarone receives annual cash compensation of $60,000 in exchange for his services as a consultant.  Such amounts are in addition to the cash, equity or other compensation Mr. Brovarone receives in exchange for his services as a director.  Please see the table under the heading “Compensation of Directors” in Item 11 of this Annual Report for further information about Mr. Brovarone’s director compensation.

For information with respect to other transactions and relationships between the Company and certain executive officers, directors and related persons, see the description of the employment agreements with our named executive officers under the heading “Employment Agreements; Potential Payments Upon Termination or a Change in Control” in Item 11 of this Annual Report.

Pursuant to the charter of our Audit Committee, all transactions between us and any of our directors, executive officers or other related parties are subject to review by our Audit Committee.

Director Independence
The Board annually determines the independence of each director, based on the independence criteria set forth in NASDAQ’s applicable listing rules. In making its determinations, the Board considers all relevant facts and circumstances brought to its attention as well as information provided by the directors and a review of any relevant transactions or relationships between each director or any member of his or her family, and the Company, its senior management or the Company’s independent registered public accounting firm. Based on its review, the Board has unanimously determined that Dennis Brovarone, John Carbone and Paul Maier are each independent under applicable NASDAQ criteria, and that each member of the standing committees of the Board is independent under NASDAQ independence standards applicable to each such committee. Additionally, the Board has determined that Mr. Krall and Ms. Singer are not independent because they currently are executive officers of the Company.

Due to the death of Gregory Barnhill on September 14, 2012, our Audit Committee is not currently comprised of three independent directors as required by applicable NASDAQ listing rules. We have notified NASDAQ of such non-compliance, and intend to appoint one or more independent directors to our Board and the Audit Committee thereof who satisfy all applicable qualifications and other requirements therefor as promptly as practicable

Item 14.  Principal Accounting Fees and Services

Independent Registered Public Accounting Firm’s Fee Summary
The following table provides information regarding the fees billed to us by Mayer Hoffman McCann P.C. in the years ended July 31, 2012 and 2011. All fees described below were approved by the Board or the Audit Committee:

	For the years ended July 31,
	2012	2011
Audit Fees (1)	$156,000	$132,000	(2)
Audit-Related Fees (3)	26,000	38,000
Tax Fees (4)	10,000	9,000
All Other Fees (5)	-	1,000
Total Fees	$192,000	$180,000

(1)	Audit Fees include fees for services rendered for the audit and/or review of our financial statements, including our Annual Report on Form 10-K and our periodic reports.

(2)
Includes fees billed in the year ended July 31, 2011 for services rendered for the review of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 for the year ended July 31, 2010.

(3)
Audit Related Fees consist of amounts billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. Amounts for the year ended July 31, 2012 included fees incurred related primarily to the filing of registration statements related to the financings further detailed in the notes to the audited consolidated financial statements set forth in Part II, Item 8 of this Annual Report. Amounts for the year ended July 31, 2011 included fees incurred related primarily to the at the market financing further detailed in the notes to the audited consolidated financial statements set forth in Part II, Item 8 of this Annual Report.

(4)	Tax Fees consist of amounts billed for services in connection with the preparation of our federal and state tax returns.

(5)
All Other Fees consist of amounts billed for other permissible work by Mayer Hoffman McCann P.C. that is not included in the above category descriptions. No such amounts were incurred in the year ended July 31, 2012. Amounts for the year ended July 31, 2011 included fees incurred related to the Securities and Exchange Commission comment letters received in May 2011.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	(1) The list of financial statements filed in response to Part II, Item 8 is set forth at the end of this Annual Report.

(2) Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) The following exhibits are filed as part of this Annual Report pursuant to Item 601 of Regulation S-K:

2.1	(1)	Agreement and Plan of Merger, dated as of March 24, 2011, by and between Pure Bioscience and Pure Bioscience, Inc.

3.1	*	Certificate of Incorporation of Pure Bioscience, Inc.

3.1.1	*	Certificate of Amendment to Certificate of Incorporation of Pure Bioscience, Inc.

3.2	*	Bylaws of Pure Bioscience, Inc.

3.2.1	*	Amendment to the Bylaws of Pure Bioscience, Inc.

4.1	(2)	Form of Investor Warrant

4.2	(3)	Form of Investor Warrant

10.1	(4)	PURE Bioscience 2007 Equity Incentive Plan

10.2	(5)#	Amended and Restated Employment Agreement by and between Pure Bioscience and Michael L. Krall, dated October 12, 2009

10.3	(6)#	Employment Agreement by and between Pure Bioscience and Donna Singer, dated October 12, 2009

10.4	(7)	Sales Agreement, dated as of April 29, 2011, by and between Pure Bioscience, Inc. and C.K. Cooper & Company, Inc.

10.5	(8)#	Employment Agreement by and between Pure Bioscience, Inc. and Craig Johnson, dated October 26, 2011

10.6	(9)#	Form of Indemnification Agreement

10.7	(10)#	Amendment to Amended and Restated Employment Agreement by and between Pure Bioscience, Inc. and Michael L. Krall, dated October 26, 2011

10.8	(11)#	Amendment to Employment Agreement by and between Pure Bioscience, Inc. and Donna Singer, dated October 26, 2011

10.9	(12)	Purchase Agreement, dated December 14, 2011, by and between Pure Bioscience, Inc. and Lincoln Park Capital Fund, LLC

10.10	(13)	Purchase Agreement, dated December 15, 2011, by and between Pure Bioscience, Inc. and Lincoln Park Capital Fund, LLC

10.11	(14)	Registration Rights Agreement, dated December 15, 2011, by and between Pure Bioscience, Inc. and Lincoln Park Capital Fund, LLC

10.12	(15)	Engagement Letter, dated December 8, 2011, by and between Pure Bioscience, Inc. and Wharton Capital Markets LLC

10.13	(16)	Warrant, dated February 3, 2012, issued by Pure Bioscience, Inc. to Wharton Capital Markets LLC

10.14	(17)	First Amendment to Purchase Agreement, dated April 5, 2012, by and between Pure Bioscience, Inc. and Lincoln Park Capital Fund, LLC

10.15	(18)	Securities Purchase Agreement, dated June 26, 2012, by and between Pure Bioscience, Inc. and each purchaser identified on the signature pages thereto

10.16	(19)	Form of Secured Convertible Promissory Note

10.17	(20)	Security Agreement, dated June 26, 2012, by and between Pire Bioscience, Inc. and the holder of the Notes identified on the signature pages thereto

10.18	(21)	Stock Escrow Agreement, dated June 26, 2012, by and among Pure Bioscience, Inc., the holder of the Notes identified on Schedule I thereto and U.S. Bank National Association

10.19	(22)	Form of Common Stock Purchase Warrant

10.20	(23)	Securities Purchase Agreement, dated June 29, 2012, among Pure Bioscience, Inc. and each purchaser identified on the signature pages thereto

10.21	(24)	Form of Common Stock Purchase Warrant

10.22	(25)	Addendum to Transaction Documents, dated July 5, 2012, by and among Pure Bioscience, Inc. and each purchaser identified on the signature pages thereto

10.23	(26)	Settlement Agreement, effective July 9, 2012, among Pure Bioscience, Inc. Richmont Sciences, LLC, Richmont Holdings, Inc., Richmont Corporation, IV-7 Direct, LLC, and The Coalition to Save Pure

10.24	(27)	Second Addendum to Transaction Documents, dated August 20, 2012, by and between Pure Bioscience, Inc. and each purchaser identified on the signature pages thereto

10.25	(28)	Third Addendum to Transaction Documents, dated August 20, 2012, by and between Pure Bioscience, Inc. and each purchaser identified on the signature pages thereto

10.26	(29)	Underwriting Agreement, dated September 11, 2012, by and between Pure Bioscience, Inc. and Aegis Capital Corp.

10.27	(30)	Form of Underwriter Warrant

14.1	(31)	Code of Business Conduct and Ethics

21.1	(32)	Subsidiaries of the Registrant
23.1	*	Consent of Mayer Hoffman McCann P.C.

31.1	*	Certification of Chief Executive Officer / Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer / Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	*+
The following materials from the Company’s Annual Report on Form 10-K for the annual period ended July 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as at July 31, 2012 and 2011; (ii) Consolidated Statements of Operations for the years ended July 31, 2012 and 2011; (iii) Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended July 31, 2012 and 2011; and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith

#	Management contract or compensatory plan or arrangement.

+
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on March 25, 2011

(2)	Incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed with the SEC on May 22, 2009

(3)	Incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed with the SEC on September 2, 2009

(4)	Incorporated by reference from Exhibit 10.15.8 to the Annual Report on Form 10-K, filed with the SEC on October 14, 2008

(5)	Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K, filed with the SEC on October 13, 2009

(6)	Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K, filed with the SEC on October 13, 2009

(7)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on April 29, 2011.

(8)	Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K, filed with the SEC on October 31, 2011

(9)	Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K, filed with the SEC on October 31, 2011

(10)	Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K, filed with the SEC on October 31, 2011

(11)	Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K, filed with the SEC on October 31, 2011

(12)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 15, 2011

(13)	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on December 15, 2011

(14)	Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on December 15, 2011

(15)	Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC on December 15, 2011

(16)	Incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q filed with the SEC on March 16, 2012

(17)	Incorporated by reference to Exhibit 10.15 of the Registration Statement on Form S-1 filed with the SEC on April 10, 2012

(18)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on June 29, 2012

(19)	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on June 29, 2012

(20)	Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on June 29, 2012

(21)	Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC on June 29, 2012

(22)	Incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the SEC on June 29, 2012

(23)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 6, 2012

(24)	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on July 6, 2012

(25)	Incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K/A filed with the SEC on July 13, 2012

(26)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 12, 2012

(27)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on September 14, 2012

(28)	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on September 14, 2012

(29)	Incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed with the SEC on September 13, 2012

(30)	Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on September 13, 2012

(31)	Incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K, filed with the SEC on February 25, 2008

(32)	Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K, filed with the SEC on October 13, 2009

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE BIOSCIENCE, INC.	DATE

/s/ MICHAEL L. KRALL	October 29, 2012
Michael L. Krall President/Chief Executive Officer, Interim Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ DENNIS BROVARONE	Director	October 29, 2012
Dennis Brovarone

/s/ JOHN J. CARBONE	Director	October 29, 2012
John J. Carbone

/s/ MICHAEL L. KRALL	President/CEO, Interim CFO, Chairman, Director	October 29, 2012
Michael L. Krall

/s/ PAUL V. MAIER	Director	October 29, 2012
Paul V. Maier

/s/ DONNA SINGER	Executive Vice President and Director	October 29, 2012
Donna Singer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Pure Bioscience, Inc.

We have audited the accompanying consolidated balance sheets of Pure Bioscience, Inc. as of July 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pure Bioscience, Inc. as of July 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.
San Diego, California
October 29, 2012

Pure Bioscience, Inc.
Consolidated Balance Sheets

	July 31,	July 31,
	2012	2011

Assets
Current assets
Cash and cash equivalents	$877,000	$1,794,000
Accounts receivable, net	373,000	50,000
Inventories, net	654,000	861,000
Prepaid expenses	347,000	100,000
Total current assets	2,251,000	2,805,000

Property, plant and equipment, net	257,000	426,000
Patents, net	1,950,000	1,917,000

Total assets	$4,458,000	$5,148,000

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,946,000	$677,000
Loan payable, net	962,000	-
Accrued liabilities	344,000	258,000
Derivative liability	319,000	-
Deferred revenue	66,000	-
Total current liabilities	3,637,000	935,000

Deferred rent	3,000	6,000
Total liabilities	3,640,000	941,000

Commitments and contingencies (Note 7)

Stockholders' equity
Preferred stock, $0.01 par value:
5,000,000 shares authorized, no shares issued	-	-
Common stock, $0.01 par value:
100,000,000 shares authorized
6,644,555 issued and outstanding at July 31, 2012, and
5,004,275 issued and outstanding at July 31, 2011.	67,000	50,000
Additional paid-in capital	63,251,000	57,767,000
Accumulated deficit	(62,500,000)	(53,610,000)
Total stockholders' equity	818,000	4,207,000

Total liabilities and stockholders' equity	$4,458,000	$5,148,000
See accompanying notes.

Pure Bioscience, Inc.
Consolidated Statements of Operations

	Year ended
	July 31,
	2012	2011
Revenue
Net product sales	$812,000	$454,000
License fees	-	10,000
Total revenue	812,000	464,000

Operating costs and expenses
Cost of goods sold	264,000	131,000
Selling, general and administrative	7,439,000	6,520,000
Research and development	1,863,000	2,180,000
Total operating costs and expenses	9,566,000	8,831,000

Loss from operations	(8,754,000)	(8,367,000)

Other income (expense)
Change in derivative liability	11,000	-
Interest expense	(145,000)	-
Interest income	1,000	8,000
Other (expense) income, net	(3,000)	10,000
Total other (expense) income	(136,000)	18,000

Net loss	$(8,890,000)	$(8,349,000)

Basic and diluted net loss per share	$(1.58)	$(1.79)

Shares used in computing basic
and diluted net loss per share	5,623,453	4,665,371

See accompanying notes.

Pure Bioscience, Inc.
Consolidated Statements of Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, July 31, 2010	4,435,984	$45,000	$50,609,000	$(45,261,000)	$5,393,000

Issuance of common stock in a private placement, net	135,000	1,000	2,366,000	-	2,367,000
Issuance of common stock in a registered offering, net	329,571	3,000	3,062,000	-	3,065,000
Share-based compensation expense - stock options	-	-	1,010,000	-	1,010,000
Share-based compensation expense - restricted stock	12,637	-	184,000	-	184,000
Issuance of common stock upon exercise of stock options	75,663	1,000	277,000	-	278,000
Issuance of common stock upon exercise of warrants	15,420	-	259,000	-	259,000

Net loss	-	-	-	(8,349,000)	(8,349,000)

Balance, July 31, 2011	5,004,275	$50,000	$57,767,000	$(53,610,000)	$4,207,000

Issuance of common stock in a registered offering, net	167,136	2,000	947,000	-	949,000
Issuance of common stock under purchase plan	718,463	7,000	1,712,000	-	1,719,000
Issuance of common stock in a private placement, net	575,125	6,000	1,144,000	-	1,150,000
Issuance of common stock under bridge loan	55,503	1,000	167,000	-	168,000
Share-based compensation expense - stock options	-	-	1,036,000	-	1,036,000
Share-based compensation expense - restricted stock	6,852	-	41,000	-	41,000
Commitment shares issued under purchase plan	78,451	1,000	295,000	-	296,000
Issuance of common stock for consulting agreements	38,750	-	142,000	-	142,000

Net loss	-	-	-	(8,890,000)	(8,890,000)

Balance, July 31, 2012	6,644,555	$67,000	$63,251,000	$(62,500,000)	$818,000

See accompanying notes.

Pure Bioscience, Inc.
Consolidated Statements of Cash Flows

	Year ended
	July 31,
	2012	2011

Operating activities
Net loss	$(8,890,000)	$(8,349,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,077,000	1,194,000
Amortization of stock issued for services	118,000	-
Depreciation and amortization	385,000	471,000
Amortization of stock issued under purchase agreement	296,000	-
Amortization of deferred financing costs	53,000	-
Change in fair value of derivative liability	(11,000)	-
Amortization of debt discount	91,000	-
Changes in operating assets and liabilities:
Accounts receivable	(323,000)	282,000
Inventories	207,000	(108,000)
Prepaid expenses	(9,000)	46,000
Accounts payable and accrued liabilities	1,355,000	361,000
Deferred revenue	66,000	(10,000)
Deferred rent	(3,000)	(11,000)
Net cash used in operating activities	(5,588,000)	(6,124,000)

Investing activities
Investment in patents	(239,000)	(230,000)
Purchases of property, plant and equipment	(10,000)	(14,000)
Net cash used in investing activities	(249,000)	(244,000)

Financing activities
Net proceeds from the sale of common stock	3,818,000	5,432,000
Net proceeds from Bridge Loan	1,200,000	-
Deferred financing costs	(98,000)	-
Net proceeds from exercise of stock options and warrants	-	537,000
Net cash provided by financing activities	4,920,000	5,969,000

Net decrease in cash and cash equivalents	(917,000)	(399,000)

Cash and cash equivalents at beginning of year	1,794,000	2,193,000

Cash and cash equivalents at end of year	$877,000	$1,794,000

Supplemental disclosure of cash flow information
Cash paid for taxes	$5,000	$2,000

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for prepaid services	$142,000	$-
Common stock issued under stock purchase agreement	$296,000	$-
Common stock issued under Bridge Loan	$168,000	$-
Fair value of derivative liabilities	$330,000	$-

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

Effective on August 14, 2012 and commencing with the opening of trading on August 15, 2012, we effected a reverse stock split of our issued and outstanding common stock, $0.01 par value per share, at a ratio of one-for-eight, with each eight (8) issued and outstanding shares of our common stock automatically combined and converted into one (1) issued and outstanding share of our common stock. The reverse stock split was approved by stockholders holding a majority of our outstanding voting power at our annual meeting of stockholders held on July 31, 2012. All information in our consolidated financial statements and the notes thereto regarding share amounts of our common stock and prices per share of our common stock has been adjusted to reflect the application of the reverse stock split on a retroactive basis, unless otherwise noted.

Since our inception, we have financed our operations primarily through public and private offerings of securities, revenue from product sales and license agreements, proceeds from the sale of a division and interest income from invested cash balances. We have a history of recurring losses, and we have incurred a cumulative net loss of $62,500,000.

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

Reclassification
Certain reclassifications have been made to prior period amounts to conform to current period presentation. These reclassifications did not have an impact on our results of operations or financial condition as of and for the years ended July 31, 2012 and 2011.

Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with original maturities from purchase date of three months or less.

Fair Value of Financial Instruments

Certain of our financial instruments—including cash and cash equivalents, accounts receivable, inventories, prepaid expenses, accounts payable, accrued liabilities and deferred revenue—are carried at cost, which is considered to be representative of their respective fair values because of the short-term nature of these instruments. Our loan payable and derivative liability are carried at estimated fair value (Note 6).

Derivative Financial Instruments
We do not use derivative instruments to hedge exposures to cash flow or market or foreign currency risks.

We review the terms of the common stock, warrants and convertible debt we issue to determine whether there are derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as derivative financial instruments.  In circumstances where the host instrument contains more than one embedded derivative instrument, including a conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments.  The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value.

The discount from the face value of any convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense, using the effective interest method.

Accounts Receivable
Trade accounts receivable are recorded net of allowances for doubtful accounts. Estimates of allowances for doubtful accounts are determined based on historical payment patterns and individual customer circumstances. The allowance for doubtful accounts was zero at July 31, 2012 and 2011.

Included in accounts receivable at July 31, 2012 is $273,000 billed to one customer for product shipped, where payment on agreed terms was not reasonably assured at the time of shipment.  We recognized this amount, less our costs associated with the shipment, as deferred revenue on the consolidated balance sheet at July 31, 2012.

Inventories
Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method.

Property, Plant and Equipment
Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of our property, plant, and equipment range from three to ten years. Capitalized costs associated with leasehold improvements are depreciated over the lesser of the useful life of the asset or the remaining life of the lease. Depreciation is generally included in selling, general and administrative expense. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

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

Impairment of Long-Lived Assets
In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the years ended July 31, 2012 and 2011, no impairment of long-lived assets was indicated or recorded.

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

Other Income (Expense)
We record interest income, interest expense, change in derivative liabilities, as well as other non-operating transactions, as other income (expense) on our consolidated statements of operations.

Comprehensive Loss
Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments. For the years ended July 31, 2012 and 2011, our comprehensive loss consisted only of net loss.

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

Net Loss Per Share
Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Our diluted net loss per common share is the same as our basic net loss per common share because we incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, warrants and convertible notes would have an antidilutive effect. As of July 31, 2012 and 2011, the number of shares issuable upon the exercise of stock options, warrants, and convertible notes and shares held in escrow was 1,757,283 and 526,168, respectively.

Recent Accounting Pronouncements
No recent accounting pronouncements or other authoritative guidance have been issued that are considered likely to have a material impact on our consolidated financial statements.

3. Balance Sheet Details

Inventories consist of the following:

	July 31,
	2012	2011
Raw materials	$476,000	$498,000
Finished goods	178,000	363,000
	$654,000	$861,000

Property, plant, and equipment consist of the following:

	July 31,
	2012	2011
Computers and equipment	$909,000	$899,000
Furniture and fixtures	21,000	21,000
Leasehold improvements	622,000	622,000
	1,552,000	1,542,000
Less accumulated depreciation	(1,295,000)	(1,116,000)
	$257,000	$426,000

Depreciation expense was $179,000 and $285,000 for the years ended July 31, 2012 and 2011, respectively.

Patents consist of the following:

	July 31,
	2012	2011
Patents	$3,773,000	$3,534,000
Less accumulated amortization	(1,823,000)	(1,617,000)
	$1,950,000	$1,917,000

Patent amortization expense was $206,000 and $186,000 for the years ended July 31, 2012 and 2011, respectively. At July 31, 2012, the weighted average remaining amortization period for all patents was approximately ten years. The annual patent amortization expense for the next five years is estimated to be approximately $226,000 per year.

4. Secured Convertible Note

Pursuant to a securities purchase agreement entered into on June 26, 2012, on July 10, 2012 we received an aggregate of $1,200,000 in cash consideration from nine lenders in exchange for our issuance to such lenders of secured convertible promissory notes, or the Notes, in an aggregate principal amount of $1,333,000. We refer to such transaction as the “Bridge Loan”. Pursuant to the terms of the Notes and the other agreements (as amended) entered in connection with the Bridge Loan, or the Loan Agreements, all amounts owed thereunder become due and payable on the earlier of (i) December 26, 2012 or (ii) our closing of any financing transaction or series of financing transactions that in the aggregate raise $1,200,000 or more in proceeds for the Company. Subsequent to July 31, 2012, we repaid all amounts owed under the Bridge Loan (Note 12).

The terms of the Notes provide for an interest rate of 0% during their term, a late fee at a rate of 10% if we fail to repay all amounts owed thereunder when due or if a prior event of default occurs, and an interest rate of 18% per annum commencing five days after the occurrence of an event of default that results in the acceleration of amounts owed thereunder. In accordance with authoritative guidance, we imputed interest on the Bridge Loan at the rate of 10% per annum. As a result, the fair value at issuance was $1,270,000, net of imputed interest of $63,000.

While outstanding, the Notes were secured by a lien on all of our assets pursuant to a security agreement entered in connection with the Bridge Loan, and 575,000 shares of our common stock (later reduced to 500,000 shares pursuant to an amendment effective September 6, 2012), which shares were issued in the name of an escrow agent as additional collateral for the timely repayment of the Notes and will be cancelled pursuant to our full repayment of the Bridge Loan. Additionally, the Notes could be converted into shares of our common stock if the entire balance owed thereunder was not repaid by December 26, 2012 or an earlier event of default occurred. The conversion price of the Notes as of July 31, 2012 was $3.28 per share, subject to adjustment as set forth in the Notes, including adjustment of the conversion price to the sale price to the public of shares of our common stock issued in a registered public offering, if lower, closed within the 60-day period commencing on June 26, 2012, if any. We analyzed the nature of the conversion terms of the Notes and determined that the conversion feature requires derivative liability classification in accordance with authoritative guidance (See Note 5). At issuance, the fair value of the conversion feature totaled $33,000. The fair value was recorded as a debt discount and will be amortized over the term of the Bridge Loan to interest expense.

As further consideration to the lenders for the Bridge Loan in addition to our issuance of the Notes, we issued to each such lender: (i) an aggregate amount of 54,878 shares of our common stock, which was valued at $166,000 and recorded as a deferred asset and will be amortized to interest expense over the term of the Bridge Loan, and (ii) warrants to acquire up to an aggregate amount of 128,046 shares of our common stock, which warrants have a four-year term, become exercisable six months after the date of their issuance, and had an exercise price upon issuance of $3.28 per share, which exercise price is subject to anti-dilution provisions that require derivative liability classification (See Note 5). Additionally, we issued to the placement agent warrants to acquire up to an aggregate amount of 4,374 shares of our common stock, which warrants have the same terms as the warrants issued to the lenders in the Bridge Loan transaction. At issuance, the fair value of the 132,420 warrants issued in connection with the Bridge Loan transaction totaled $297,000. The warrant fair value was recorded as a debt discount and will be amortized over the term of the Bridge Loan to interest expense.

Amortization of debt discounts related to the Bridge Loan, including imputed interest, the original issue discount, the conversion feature, and the warrants, was $91,000 for the year ended July 31, 2012.

Total fees associated with the Bridge Loan were $267,000.  Of that amount, $166,000 relates to the fair value of 54,878 shares of common stock issued to the lenders, and $2,000 relates to the fair value of 625 shares of common stock issued to the placement agent for the Bridge Loan.  All fees were capitalized as a deferred asset included in prepaid expenses, and will be amortized to interest expense over the term of the Bridge Loan. During the year ended July 31, 2012, $53,000 of deferred financing fees were amortized to interest expense.

The following table summarizes information relative to all of the outstanding notes at July 31, 2012 and 2011:

	July 31,
	2012	2011
Convertible notes	$1,282,000	$-
Less unamortized discounts:
Original issue discount	(56,000)	-
Detachable warrants discount	(238,000)	-
Conversion feature discount	(26,000)	-
Convertible notes, net of discounts	$962,000	$-

5. Derivative Liability

We accounted for the warrants issued in conjunction with the Bridge Loan, and the embedded conversion feature of the Notes, in accordance with the accounting guidance for derivatives. The applicable accounting guidance sets forth a two-step model to be applied in determining whether a financial instrument is indexed to an entity’s own stock, which would qualify such financial instruments for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the stockholders’ equity section of the entity’s balance sheet. We determined the warrants and the conversion feature of the Notes are ineligible for equity classification due to anti-dilution provisions set forth therein.

We recorded the fair value of the warrants issued in connection with the Bridge Loan as a warrant liability due to anti-dilution provisions requiring the strike price of the warrants to be adjusted if we subsequently issue common stock at a lower stock price.  The fair value of the warrants at June 26, 2012 and July 31, 2012 was $297,000 and $286,000, respectively.  The fair value decrease of $11,000 was recorded as a change in derivative liability in the consolidated statement of operations.

Based on our assessment of the Notes, we determined that the conversion feature represented an embedded derivative liability.  Accordingly, we bifurcated the embedded conversion feature and accounted for it separately as a derivative liability. Under the terms of the Notes, if we sell shares of our common stock to the public in a registered public offering at a price per share less than $3.28 during the 60-day period commencing on June 26, 2012, then the conversion price of the Notes will be reduced to equal the price per share at which shares were sold to the public in such registered public offering. The fair value of the conversion feature at June 26, 2012 and July 31, 2012 was $33,000 and $33,000 respectively.

The estimated fair values of the warrant and conversion feature were computed by a third party using a Monte Carlo option pricing model based the following assumptions:

	June 26, 2012	July 31, 2012
Volatility	85.0%	85.0%
Risk-free interest rate	0.53%	0.53%
Dividend yield	0.0%	0.0%
Expected life	0.50 - 4.5 years	0.42 - 4.4 years

6. Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the authoritative guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

In connection with the Bridge Loan, we issued warrants and convertible notes that are accounted for as derivative liabilities.

We used Level 3 inputs for the valuation methodology of the derivative liabilities. The estimated fair values were computed by a third party using a Monte Carlo option pricing model based on various assumptions. Our derivative liabilities are adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in other income or expense accordingly, as adjustments to the fair value of the derivative liabilities.

The following table provides a reconciliation of the beginning and ending balances of the derivative liabilities for the year ended July 31, 2012:

Fair Value of Significant Unobservable Inputs (Level 3)

		Conversion
	Warrant	Feature
	Liability	Liability	Total
Beginning balance July 31, 2011	$-	$-	$-
Issuances	297,000	33,000	330,000
Adjustments to estimated fair value	(11,000)	-	(11,000)
Ending balance July 31,2012	$286,000	$33,000	$319,000

7. Commitments and Contingencies

We lease our primary facility in El Cajon, California under a noncancelable operating lease that expires in December 2014. This facility includes our corporate offices, research and development laboratory, manufacturing operations, and warehouse. We lease additional warehouse space under a noncancelable operating lease that expires in November 2012. We also lease other office and warehouse space on a month to month basis. Rent expense for all of our facilities, including office and warehouse space, was $275,000 and $298,000 for the years ended July 31, 2012 and 2011, respectively.

Future minimum annual lease payments for our facility leases for years ending after at July 31, 2012 are as follows:

2013	$150,000
2014	168,000
2015	71,000
2016	-
2017	-
$389,000

8. Stockholders’ Equity

Reverse Stock Split
Effective on August 14, 2012 and commencing with the opening of trading on August 15, 2012, we effected a reverse stock split of our issued and outstanding common stock at a ratio of one-for-eight. All information in our consolidated financial statements and the notes thereto regarding share amounts of our common stock and prices per share of our common stock has been adjusted to reflect the application of the reverse stock split on a retroactive basis, unless otherwise noted. See Note 1 and Note 12 for additional information.

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

Preferred Stock
As of July 31, 2012, the Company’s Board of Directors is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.01 per share, in one or more series. As of July 31, 2012 and 2011, there were no shares of preferred stock issued and outstanding.

Common Stock
In October 2010, we completed a private placement of 135,000 newly issued unregistered shares of our common stock at a price of $17.60 per share. The net proceeds from the private placement were $2,367,000.  In addition, during the year ended July 31, 2011, certain of our officers and directors elected to net exercise options to purchase an aggregate of 36,250 shares of our common stock, pursuant to the terms of the applicable option agreements therefor, which resulted in our issuance of an aggregate of 27,538 shares of our common stock for no cash consideration to us.

In April 2011, we entered into a sales agreement with an investment banking firm. On December 14, 2011, we terminated such sales agreement and, consequently, there have been no sales of our common stock under the sales agreement since its termination. Under the terms of the sales agreement, we were permitted to offer and sell shares of our common stock having an aggregate offering price of up to $7,000,000. The sales were made, from time to time, through the investment bank in “at the market” offerings, as defined by the Securities and Exchange Commission, or the SEC, and were made pursuant to our then-effective shelf registration statement previously filed with the SEC, which expired on May 8, 2012. During the year ended July 31, 2012, we sold 167,136 shares of our common stock pursuant to the sales agreement for net proceeds of $949,000. During the year ended July 31, 2011, we sold 329,571 shares of our common stock pursuant to the sales agreement for net proceeds of $3,065,000.

On October 24, 2011, we entered into a one year service agreement for investor relations services. We issued 18,750 shares of our common stock, with a value of $97,000, for these services. The value was capitalized to prepaid expenses and is being amortized over the term of the agreement. During the year ended July 31, 2012, we recognized $73,000 of expense related to these services.

On December 14, 2011, we entered into a purchase agreement, or the $7.5M Purchase Agreement, and a related registration rights agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, pursuant to which Lincoln Park agreed to purchase from us up to $7,500,000 in shares of our common stock subject to the satisfaction of certain conditions, including the SEC declaring effective a registration statement for the resale of such shares. On April 10, 2012, we filed the resale registration statement with the SEC, but it was not declared effective and we filed with the SEC on June 28, 2012 a request for the withdrawal of that registration statement. On May 18, 2012, we delivered notice to Lincoln Park of our termination of the $7.5M Purchase Agreement and, consequently, there have been, and there will be, no sales of our common stock to Lincoln Park under the $7.5M Purchase Agreement. As consideration for its commitment to purchase shares of our common stock pursuant to the $7.5M Purchase Agreement, in December 2011, we issued to Lincoln Park 58,838 shares of our common stock as restricted securities.

On December 15, 2011, we entered into an additional purchase agreement, or the $2.5M Purchase Agreement, with Lincoln Park, pursuant to which Lincoln Park agreed to purchase from us up to $2,500,000 in shares of our common stock. Under the terms of the $2.5M Purchase Agreement, the shares were to be sold to Lincoln Park from time to time at a purchase price per share based on the prevailing market prices of our common stock and were registered pursuant to our then-effective shelf registration statement previously filed with the SEC, as supplemented by our registration statement on Form S-3MEF. That shelf registration statement expired on May 8, 2012, and on May 18, 2012, concurrently with our notice of termination of the $7.5M Purchase Agreement, we delivered notice to Lincoln Park of our termination of the $2.5M Purchase Agreement. Accordingly, since the date of the notice, there have been, and there will be, no further sales of our common stock to Lincoln Park under the $2.5M Purchase Agreement. As consideration for its commitment to purchase shares of our common stock under the $2.5M Purchase Agreement, in December 2011, we issued to Lincoln Park an additional 19,613 shares of our common stock. Such shares were registered pursuant to our then-effective shelf registration statement. During the year ended July 31, 2012, we sold 718,463 shares of our common stock to Lincoln Park pursuant to the $2.5M Purchase Agreement. Net proceeds from the sale of these shares were $1,719,000.

In connection with our agreements with Lincoln Park, we have fully amortized the deferred offering costs of $424,000. Of this amount, $128,000 represents fees associated with the offering, and $296,000 represents the fair market value of the 78,451 shares of our common stock issued to Lincoln Park as commitment shares. Upon termination of the $7.5M Purchase Agreement and the $2.5M Purchase Agreement, we expensed the remaining deferred offering costs of $287,000. Of that amount, $241,000 represents the unamortized fair value of the commitment shares issued to Lincoln Park.

In connection with the sale of our common stock to Lincoln Park pursuant to the $2.5M Purchase Agreement and the $7.5M Purchase Agreement, we agreed to pay a cash fee to Wharton Capital Markets LLC, or Wharton, pursuant to an engagement letter dated December 8, 2011, in an amount equal to 6% of the aggregate gross proceeds to us from the issuance and sale of shares pursuant to our agreements with Lincoln Park. The total fees recognized during the fiscal year ended July 31, 2012 were $122,000. Such amounts became due and payable to Wharton at the time that we actually received funds from Lincoln Park pursuant to our agreements with Lincoln Park, subject to our receipt of written confirmation that the Corporate Finance Department of the Financial Industry Regulatory Authority, Inc., or FINRA, had determined not to raise any objection with respect to the fairness or reasonableness of the compensation terms of our arrangement with Wharton. We have received no funds from Lincoln Park since our last sale of our common stock to Lincoln Park under the $2.5M Purchase Agreement and, because there will be no further sales of our common stock under either of the purchase agreements with Lincoln Park, no additional amounts will be paid to Wharton pursuant to the engagement letter. The engagement letter also provided that we issue to Wharton a warrant, or the Warrant, to purchase 25,000 shares of our common stock with an exercise price of 110% of the closing sale price of our common stock on the date of the issuance of the Warrant, subject to our receipt of no-objection confirmation from FINRA as described above. On February 3, 2012, we received that written confirmation from FINRA and, consequently, issued to Wharton the Warrant as of that date at an exercise price of $3.608 per share. We determined that the Warrant was an equity instrument and did not represent a derivative instrument. A fair value of $53,000 was estimated for the Warrant using the Black-Sholes valuation method using a volatility of 82.95%, an interest rate of 0.85% and a dividend yield of zero. Neither the Warrant issued to Wharton nor the shares to be issued upon exercise thereof have been or are to be registered for sale or resale under the Securities Act of 1933, or the Securities Act, and will be issued in reliance on an exemption from registration thereunder pursuant to Section 4(2) thereof.

On April 10, 2012, we entered into a four-month agreement with a consultant for investor relations services. We issued 20,000 shares of our common stock to the consultant, with a value of $45,000, for these services. The value was capitalized to prepaid expenses and is being amortized over the term of the agreement. During the year ended July 31, 2012, we recognized the entire $45,000 of expense related to these services.

On June 4, 2012, we issued an aggregate of 250,000 shares of our common stock to three separate investors pursuant to agreements entered with each such investor on May 16, 2012, May 17, 2012 and May 23, 2012. The shares were sold at a price of $2.00 per share, resulting in approximately $500,000 in aggregate gross proceeds to us. The shares have not been, nor will they be, registered under the Securities Act or any state securities laws and have been issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof.

Pursuant to an agreement entered into on June 26, 2012, on July 10, 2012 we received an aggregate of $1,200,000 in cash consideration from nine lenders in exchange for our issuance to such lenders of the Notes in an aggregate principal amount of $1,333,000 in the Bridge Loan transaction. In connection with the Bridge Loan, we issued to each such lender: (i) an aggregate amount of 54,878 shares of our common stock, which was valued at $166,000 and recorded as a deferred asset and will be amortized to interest expense over the term of the Bridge Loan, and (ii) warrants to acquire up to an aggregate amount of 128,046 shares of our common stock, which warrants have a four-year term, become exercisable six months after the date of their issuance, and had an exercise price upon issuance of $3.28 per share, which exercise price is subject to anti-dilution provisions that require derivative liability classification (See Note 4 and Note 5). Additionally, we issued to the placement agent 625 shares of common stock and warrants to acquire up to an aggregate amount of 4,374 shares of our common stock, which warrants have the same terms as the warrants issued to the lenders in the Bridge Loan transaction. At issuance, the fair value of all of the warrants issued in connection with the Bridge Loan totaled $297,000.

On June 29, 2012, we entered into a common stock purchase agreement with fifteen investors, pursuant to which we issued and sold to such investors an aggregate of 325,125 shares of our common stock and warrants to purchase up to an aggregate of 81,280 shares of our common stock. The shares were sold to the investors at a price of $2.00 per share, resulting in gross proceeds to us of approximately $650,000. The warrants issued to such investors have a three-year term, become exercisable six months after the date of their issuance, and have an exercise price of $3.52 per common share. We determined that the warrants issued in connection with this private placement were equity instruments and did not represent derivative instruments. A fair value of $80,000 was estimated for the warrants using the Black-Sholes valuation method using a volatility of 82.44%, an interest rate of 0.24% and a dividend yield of zero. The investors have certain piggyback registration rights with respect to the shares sold pursuant to the common stock purchase agreement, the warrants and the shares issuable upon exercise of the warrants, which rights are subject to certain conditions and limitations set forth in such agreement. None of the securities sold to such investors have been registered under the Securities Act or any state securities laws and have been issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof and Regulation D promulgated thereunder.

Warrants
A summary of our warrant activity and related data is as follows:

Shares
Outstanding at July 31, 2010	236,181
Issued	-
Exercised	(15,420)
Expired	(32,148)
Outstanding at July 31, 2011	188,613
Issued	238,699
Exercised	-
Expired	-
Outstanding at July 31, 2012	427,312

The following table summarizes information related to warrants outstanding at July 31, 2012:

Expiration Date	Exercise Price	Shares
10/19/12	$68.80	20,967
10/19/12	$57.36	52,411
05/07/14	$16.50	11,363
05/27/14	$18.96	45,503
05/27/14	$21.12	5,532
03/03/15	$16.80	52,836
01/13/16	$3.52	81,280
12/14/16	$3.61	25,000
12/24/16	$3.28	132,420
		427,312

We received cash from the exercise of warrants of zero and $259,000 for the years ended July 31, 2012 and 2011, respectively.

Stock Option Plans
In 2007, we adopted the PURE Bioscience 2007 Equity Incentive Plan, or the Plan, which provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee or the Board of Directors. The Plan is the only active plan pursuant to which options to acquire common stock or restricted stock awards can be granted and are currently outstanding. As of July 31, 2012, there were approximately 222,300 shares of our common stock available for issuance under the Plan.

A summary of our stock option activity and related data is as follows:

		Weighted- Average	Aggregate Intrinsic
	Shares	Exercise Price	Value
Outstanding at July 31, 2010	723,251	$17.01	$5,070,000
Granted	75,625	$9.56
Exercised	(84,372)	$5.11
Cancelled	(376,978)	$14.58
Outstanding at July 31, 2011	337,526	$21.02	$30,000
Granted	40,625	$6.68
Exercised	-	$-
Cancelled	(29,688)	$22.05
Outstanding at July 31, 2012	348,463	$19.26	$-

The weighted-average remaining contractual term of options outstanding at July 31, 2012 was approximately 5.9 years.

At July 31, 2012, 272,457 options were exercisable. These options had a weighted-average exercise price of $19.46, an aggregate intrinsic value of zero, and a weighted average remaining contractual term of approximately 5.8 years.

The intrinsic value of all options exercised was $1,089,000 for the year ended July 31, 2011. We received cash from the exercise of stock options of $278,000 for the year ended July 31, 2011. Additionally, included within the options exercised during the year ended July 31, 2011, there was net exercise of an aggregate of 36,250 options, which resulted in the issuance of 27,538 shares of our common stock. No options were exercised during the year ended July 31, 2012. The weighted-average grant date fair value of equity options granted during the years ended July 31, 2012 and 2011 was $4.11 and $4.70, respectively.

A summary of our restricted stock activity and related data is as follows:

Shares
Outstanding at July 31, 2010	7,650
Granted	4,986
Vested	(7,650)
Forfeited	-
Outstanding at July 31, 2011	4,986
Granted	6,852
Vested	(4,986)
Forfeited	-
Outstanding at July 31, 2012	6,852

9. Share-Based Compensation

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period defined pursuant to the terms of the consulting agreement may be different. Stock options issued to consultants are revalued quarterly until fully vested, with any change in fair value expensed. The following methodology and assumptions were used to calculate share based compensation for the years ended July 31, 2012 and 2011:

	For the years ended July 31,
	2012	2011
Volatility	81.05% - 89.77%	80.01% - 87.16%
Risk-free interest rate	0.18% - 1.32%	0.50% - 2.14%
Dividend yield	0.0%	0.0%
Expected life	4 years	5 years

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

The following table summarizes share-based compensation expense related to employee and director stock options, consulting stock options, and restricted stock awards, for the years ended July 31, 2012 and 2011:

	For the years ended July 31,
	2012	2011
Share-based compensation for employees and directors:
Selling, general and administrative	$825,000	$1,032,000
Research and development	257,000	127,000
	1,082,000	1,159,000

Share-based compensation for consultants:
Selling, general and administrative	(5,000)	41,000
Research and development	-	(6,000)
	(5,000)	35,000

Total share-based compensation expense	$1,077,000	$1,194,000

As of July 31, 2012, there was $1,103,000 of unrecognized non-cash compensation cost related to unvested options, which will be recognized over a weighted average period of 1.35 years. Also, as of July 31, 2012, there was $19,000 of unrecognized non-cash compensation cost related to unvested restricted shares, which will be recognized over a weighted average period of 1 year.

10. Sales Concentration

Net product sales were $812,000 and $454,000 for the years ended July 31, 2012 and 2011, respectively. For the year ended July 31, 2012, two customers accounted for 67% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows:  92% U.S. and 8% foreign. For the year ended July 31, 2011, one customer accounted for 46% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows:  87% U.S. and 13% foreign.

11. Income Taxes

We file federal and California consolidated tax returns with our subsidiaries. Our income tax provision for the year ended July 31, 2012 was $5,000 and for the year ended July 31, 2011 was $2,000; the minimum state franchise taxes we pay regardless of income or loss.

At July 31, 2012, we had federal and California tax net operating loss carry-forwards of approximately $70.7 million and $60.0 million, respectively. Included in these net operating loss carry-forwards is $17.3 million related to a deduction for income tax purposes for which the Company has not realized a tax benefit. In future periods an adjustment would be recorded to Additional Paid in Capital at the time that these net operating losses may be utilized and reduce income tax. At July 31, 2011, we had federal and California tax net operating loss carry-forwards of approximately $64.7 million and $54.6 million, respectively. Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code as well as similar state provisions. These ownership changes may limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since our formation, we have raised capital through the issuance of capital stock on several occasions (both before and after our initial public offering in 1996) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition. While we do not believe that we have experienced an ownership change, the pertinent tax rules related thereto are complex and subject to varying interpretations, and thus complete assurance cannot be provided that the taxing authorities would not take an alternative position.

Our current federal tax loss carry-forwards began expiring in the year ended July 31, 2011 and, unless previously utilized, will completely expire in the year ending July 31, 2031. In the two fiscal years ending July 31, 2013 and 2014, $1.9 million of our federal net operating loss carry-forwards will expire, and the balance of our current federal net operating loss carry-forwards will expire between July 31, 2018 and July 31, 2031. Our California tax loss carry-forwards will begin to expire in the year ending July 31, 2014, and will completely expire in the year ending July 31, 2031.

Significant components of our deferred tax assets are as follows:

	July 31,
	2012	2011
Net operating loss carry-forward	$20,677,000	$18,327,000
Stock options and warrants	1,765,000	1,558,000
Other temporary differences	118,000	18,000
Total deferred tax assets	22,560,000	19,903,000
Valuation allowance for deferred tax assets	(22,560,000)	(19,903,000)
Net deferred tax assets	$-	$-

Realization of our deferred tax assets, which relate to operating loss carry-forwards and timing differences, is dependent on future earnings, among other factors. The timing and amount of future earnings are uncertain and therefore a valuation allowance has been established. The increase in the valuation allowance on the deferred tax asset during the year ended July 31, 2012 was $2,657,000.

A reconciliation of income taxes computed using the statutory income tax rate, compared to the effective tax rate, is as follows:

	2012	2011
Federal tax benefit at the expected statutory rate	34.0%	34.0%
State income tax, net of federal tax benefit	5.8	5.8
Other	(9.9)	(3.5)
Valuation allowance	(29.9)	(36.3)
Income tax benefit - effective rate	0.0%	0.0%

Following authoritative guidance, we recognize the tax benefit from a tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense; however we have had no accrued interest or penalties at either July 31, 2012 or July 31, 2011. We are subject to income taxes in the United States and in California, and our historical tax years remain subject to future examination by the U.S. and California tax authorities. During the year ended July 31, 2012, we did not record any activity related to our unrecognized tax benefits.

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

12. Subsequent Events

Reverse Stock Split
On August 13, 2012, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of our issued and outstanding common stock, $0.01 par value per share, at a ratio of one-for-eight. The reverse stock split was approved by stockholders holding a majority of our outstanding voting power at our annual meeting of stockholders held on July 31, 2012. The reverse stock split became effective as of the close of trading on August 14, 2012 and commenced trading on a post-reverse split basis as of the opening of trading on August 15, 2012, with each eight (8) issued and outstanding shares of our common stock automatically combined and converted into one (1) issued and outstanding share of our common stock. The reverse stock split affected all issued and outstanding shares of our common stock, as well as common stock underlying stock options, warrants, and convertible notes outstanding immediately prior to the effectiveness of the reverse stock split, but did not affect the number of authorized shares of our common stock. As a result of the reverse stock split, the number of outstanding shares of our common stock was reduced from approximately 57.8 million immediately prior to the effectiveness of the reverse stock split to approximately 7.2 million immediately thereafter.

NASDAQ Delisting
As previously disclosed in certain of our reports filed with the SEC, commencing in September 2011, we have received a series of deficiency letters from the NASDAQ Stock Market, or NASDAQ, and have undergone a lengthy appeal process with a NASDAQ Hearings Panel, or the Panel, relating to the potential delisting of our common stock from the NASDAQ Capital Market for noncompliance with several listing rules and standards. After receiving several letters from the Panel granting our continued listing contingent upon our satisfaction of certain specified conditions, on September 21, 2012, we received a final decision letter notifying us that the NASDAQ Listing Qualifications Staff had concluded that we had satisfied the required conditions and regained compliance with all applicable listing requirements, and accordingly had determined to continue the listing of our securities on the NASDAQ Capital Market and to close the matter of our delisting on that date.

On October 1, 2012, we received a new deficiency letter from NASDAQ regarding our noncompliance with NASDAQ’s audit committee membership requirements as a result of the death of our former director and Audit Committee member Gregory Barnhill. Consistent with applicable NASDAQ listing rules, NASDAQ has granted us the following cure period to regain compliance with NASDAQ’s audit committee membership requirements: (i) until the earlier of our next annual meeting of stockholders or September 14, 2013, or (ii) if our next annual meeting of stockholders is held before March 13, 2013, until March 13, 2013. We intend to appoint an independent director who satisfies NASDAQ’s requirements for membership on our Audit Committee as promptly as practicable to rectify this noncompliance.

Common Stock Financing — Underwritten Public Offering
On September 17, 2012, we closed an underwritten public offering of an aggregate of 4,341,615 shares of our common stock, including shares issued pursuant to the exercise of the underwriter’s overallotment option, at a price to the public of $1.10 per share for net proceeds to us of approximately $4,313,000 (after deducting underwriting discounts and commissions and other offering expenses, although before payment of certain other legal and accounting expenses). The offering was made pursuant to our registration statement on Form S-3 (Registration No. 333-182475), which became effective on July 31, 2012, and a preliminary and final prospectus supplement filed with the Securities Exchange Commission on September 4, 2012 and September 13, 2012, respectively. The shares were sold pursuant to an underwriting agreement between us and Aegis Capital Corp., which was previously filed as an exhibit to our Current Report on Form 8-K filed on September 13, 2012. We intend to use the net proceeds from the offering for working capital and general corporate purposes. We also used the net proceeds from the offering to pay the full amount of the indebtedness we incurred in connection with the Bridge Loan, described in further detail under Note 4 above.