Form 10-Q
period 2013-01-31
PURE BIOSCIENCE, INC.
filed 2013-02-25
CIK 1006028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number 001-14468

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
Yes ☐ No ☒

As of February 22, 2013, there were 10,986,170 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

Pure Bioscience, Inc.

Form 10-Q
for the Quarterly Period Ended January 31, 2013

Item 1.  Financial Statements
Pure Bioscience, Inc.
Consolidated Balance Sheets

	January 31,	July 31,
	2013	2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$920,000	$877,000
Accounts receivable, net	95,000	373,000
Inventories, net	836,000	654,000
Prepaid expenses	85,000	347,000
Total current assets	1,936,000	2,251,000

Property, plant and equipment, net	199,000	257,000
Patents, net	1,992,000	1,950,000

Total assets	$4,127,000	$4,458,000

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$621,000	$1,946,000
Loan payable, net	-	962,000
Deferred revenue	-	66,000
Note payable, current	86,000	-
Accrued liabilities	384,000	344,000
Derivative liability	79,000	319,000
Total current liabilities	1,170,000	3,637,000

Note payable, less current portion	1,213,000	-
Deferred rent	2,000	3,000
Total liabilities	2,385,000	3,640,000

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.01 par value:
5,000,000 shares authorized, no shares issued	-	-
Common stock, $0.01 par value:
100,000,000 shares authorized
10,986,170 issued and outstanding at January 31, 2013, and
6,644,555 issued and outstanding at July 31, 2012.	110,000	67,000
Additional paid-in capital	68,110,000	63,251,000
Accumulated deficit	(66,478,000)	(62,500,000)
Total stockholders' equity	1,742,000	818,000

Total liabilities and stockholders' equity	$4,127,000	$4,458,000

See accompanying notes.

Pure Bioscience, Inc.
Consolidated Statements of Operations
(Unaudited)

	Six months ended		Three months ended
	January 31,		January 31,
	2013	2012	2013	2012

Net product sales	$373,000	$478,000	$263,000	$221,000

Operating costs and expenses
Cost of goods sold	88,000	169,000	57,000	40,000
Selling, general and administrative	3,086,000	3,882,000	1,610,000	1,885,000
Research and development	801,000	982,000	406,000	489,000
Total operating costs and expenses	3,975,000	5,033,000	2,073,000	2,414,000

Loss from operations	(3,602,000)	(4,555,000)	(1,810,000)	(2,193,000)

Other income (expense)
Change in derivative liability	240,000	-	12,000	-
Interest expense	(589,000)	-	(1,000)	-
Interest income	-	1,000	-	-
Other (expense) income, net	(27,000)	-	(25,000)	-
Total other (expense) income	(376,000)	1,000	(14,000)	-

Net loss	$(3,978,000)	$(4,554,000)	$(1,824,000)	$(2,193,000)

Basic and diluted net loss per share	$(0.40)	$(0.88)	$(0.17)	$(0.41)

Shares used in computing basic
and diluted net loss per share	9,853,575	5,186,553	10,986,170	5,328,156

See accompanying notes.

Pure Bioscience, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	January 31,
	2013	2012

Operating activities
Net loss	$(3,978,000)	$(4,554,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	430,000	623,000
Troubled debt restructuring loss	25,000	-
Amortization of stock issued for services	24,000	24,000
Depreciation and amortization	158,000	216,000
Amortization of deferred financing costs	215,000	-
Change in fair value of derivative liability	(240,000)	-
Amortization of debt discount	371,000	-
Changes in operating assets and liabilities:
Accounts receivable	5,000	34,000
Inventories	25,000	(28,000)
Prepaid expenses	23,000	(12,000)
Accounts payable and accrued liabilities	234,000	935,000
Deferred rent	(1,000)	5,000
Net cash used in operating activities	(2,709,000)	(2,757,000)

Investing activities
Investment in patents	(131,000)	(79,000)
Purchases of property, plant and equipment	(11,000)	(9,000)
Net cash used in investing activities	(142,000)	(88,000)

Financing activities
Net proceeds from the sale of common stock	4,227,000	1,677,000
Payment of Bridge Loan	(1,333,000)	-
Net cash provided by financing activities	2,894,000	1,677,000

Net increase (decrease) in cash and cash equivalents	43,000	(1,168,000)

Cash and cash equivalents at beginning of period	877,000	1,794,000

Cash and cash equivalents at end of period	$920,000	$626,000

Supplemental disclosure of cash flow information
Cash paid for taxes	$-	$1,000

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for prepaid services	$-	$97,000
Common stock issued under stock purchase agreement	$-	$296,000

Reduction of approximately $1,519,000 in accounts payable in exchange for a note payable of $1,125,000, accrued interest of $174,000, and warrants valued at $245,000, with a resulting $25,000 restructuring loss.

See accompanying notes.

Pure Bioscience, Inc.
Notes to Condensed Consolidated Financial Statements
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information pursuant to the instructions to Form 10-Q and Article 10/Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2013 are not necessarily indicative of the results that may be expected for other quarters or the year ending July 31, 2013. The July 31, 2012 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in our Annual Report on Form 10-K. For more complete information, these unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended July 31, 2012 included in our Annual Report on Form 10-K covering such period filed with the Securities and Exchange Commission, or SEC, on October 29, 2012.

Effective on August 14, 2012 and commencing with the opening of trading on August 15, 2012, we effected a reverse stock split of our issued and outstanding common stock, $0.01 par value per share, at a ratio of one-for-eight, with each eight (8) issued and outstanding shares of our common stock automatically combined and converted into one (1) issued and outstanding share of our common stock. Refer to Note 11 in these Notes to Condensed Consolidated Financial Statements for a further discussion of the reverse stock split. All information in our consolidated financial statements and the notes thereto regarding share amounts of our common stock and prices per share of our common stock has been adjusted to reflect the application of the reverse stock split, unless otherwise noted.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

2.           Liquidity

Since our inception, we have financed our operations primarily through public and private offerings of securities, revenue from product sales and license agreements, and proceeds from the sale of a division. We have a history of recurring losses, and as of January 31, 2013 we have incurred a cumulative net loss of $66,478,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of January 31, 2013, we had $920,000 in cash and cash equivalents, and $1,170,000 of current liabilities, including $621,000 in accounts payable.  We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs during the next twelve months. We believe we have sufficient cash resources to satisfy our capital needs through March 2013.  However, our estimates of our operating expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we presently anticipate. Further, some or all of our ongoing or planned investments may not be successful and could result in further losses. In addition, irrespective of our cash resources, we may be contractually or legally obligated to make certain investments which cannot be postponed. The uncertainties surrounding our ability to continue to fund our operations raise substantial doubt about our ability to continue as a going concern.

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

We do not have any unused credit facilities or other sources of capital available to us at this time. We intend to secure additional working capital through sales of additional debt or equity securities.  On February 1, 2013, we filed a registration statement on Form S-1 with the SEC. Subject to the SEC’s declaration of effectiveness of such registration statement, and subject to capital market conditions, we intend to raise additional capital through the registration statement. Our intended financing initiatives are subject to risk, and we cannot provide any assurance about the availability or terms of these or any future financings.

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

The financial statements do not include any adjustment relating to recoverability or classification of recorded assets and classification of recorded liabilities.

3.           Net Loss Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Our diluted net loss per common share is the same as our basic net loss per common share because we incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options and warrants would have an anti-dilutive effect. As of January 31, 2013 and 2012, the number of shares issuable upon the exercise of stock options and warrants, none of which are included in the computation of basic net loss per common share, was 1,380,059 and 552,700, respectively.

4.           Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments. For the six months ended January 31, 2013 and 2012, our comprehensive loss consisted only of net loss.

5.           Inventory

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Inventories consist of the following:

	January 31,	July 31,
	2013	2012
Raw materials	$482,000	$476,000
Finished goods	354,000	178,000
	$836,000	$654,000

During the six months ended January 31, 2013, we increased our inventory balance by $207,000 to reflect product held by a third party warehouse on behalf of one of our customers. We retook possession of this inventory, and as such, we reduced our accounts receivable by $273,000 and reduced deferred revenue by $66,000.

6.           Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the six months ended January 31, 2013 and 2012, no impairment of long-lived assets was indicated or recorded.

7.           Promissory Note

On January 25, 2013, we entered into a Letter Agreement (the “Agreement”) with Morrison & Foerster LLP (“Morrison”).  Under the terms of the Agreement, we issued a Promissory Note (the “Note”) in favor of Morrison in the principal amount of $1,125,000.  In consideration for the Note, Morrison agreed to waive $1,519,000 of amounts due and payable to Morrison for legal services rendered.  The Note bears interest at the rate of 7.5% per annum, but the then outstanding balance will accrue interest at the rate of 10% per annum upon the occurrence of an event of default (as defined in the Note).  Beginning March 31, 2013, and on or before the last business day of each calendar month thereafter, we are required to pay all accrued but unpaid interest on the then unpaid amount of outstanding principal.  Beginning on February 28, 2014, we are required to pay equal monthly principal installments of approximately $47,000, plus interest.  We may prepay the outstanding balance under the Note in full or in part at any time, which prepayment will result in a discount of the then outstanding balance as more fully described in the Note.   The Note will mature on February 28, 2016, unless accelerated pursuant to an event of default (as defined in the Note) or upon the consummation of a change of control (as defined in the Note).  As a result of the Agreement, we have reclassified the amount due and payable to Morrison from a current liability to long-term debt, including a current portion, on our consolidated balance sheet as of January 31, 2013.

In consideration for Morrison’s acceptance of the Note in lieu of payment for its legal services, we issued Morrison a warrant to purchase 375,000 shares of our common stock at an exercise price of $0.83 per share.  The warrant is exercisable immediately and expires on January 24, 2018.  The warrant may be exercised by Morrison with a cash payment or, in lieu thereof, at its election, through a net exercise, as set forth in the warrant. Neither the warrant nor the shares to be issued upon exercise thereof are registered for sale or resale under the Securities Act of 1933, as amended (the “Securities Act”), and have been or will be issued in reliance on an exemption from registration under the Securities Act pursuant to Section 4(2) thereof based on the offering of such securities to one investor and the lack of any general solicitation or advertising in connection with such issuance. The fair value of the warrants issued to Morrison was $245,000, based on the Black-Scholes Pricing Model assuming no dividend yield, volatility of 134%, a risk-free interest rate of 0.35%, and an expected life of 5 years.

During the three months ended January 31, 2013, we recorded $25,000 of other expense resulting from the excess of the total cash outflows under the troubled debt restructuring, plus the expense related to the fair value of the warrant issued in conjunction with the debt, over the carrying amount of the Morrison payables prior to the restructuring.

8.           Secured Convertible Note

Pursuant to a securities purchase agreement entered into on June 26, 2012, on July 10, 2012 we received an aggregate of $1,200,000 in cash consideration from nine lenders in exchange for our issuance to such lenders of secured convertible promissory notes, or the Notes, in an aggregate principal amount of $1,333,000 and certain other consideration (including shares of our common stock and warrants to acquire shares of our common stock). We refer to such transaction as the “Bridge Loan”. Pursuant to the terms of the Notes and the other agreements entered in connection with the Bridge Loan, all amounts owed thereunder became due and payable upon the closing of our underwritten public offering on September 17, 2012 (Note 11), and accordingly all such amounts have been repaid.

Due to the repayment of the Bridge Loan, debt discounts related to the Bridge Loan, including imputed interest, an original issue discount, the embedded conversion feature of the Notes, and the detachable warrants issued to the lenders in connection with the transaction, have been fully amortized, resulting in $371,000 of interest expense during the six months ended January 31, 2013. Additionally, deferred financing fees associated with the Bridge Loan have been fully amortized, resulting in $215,000 of interest expense during the six months ended January 31, 2013.

While outstanding, the Notes were secured by a lien on all of our assets and shares of our common stock pursuant to a security agreement, as amended, entered in connection with the Bridge Loan. The shares were issued as additional collateral for the timely repayment of the Notes. Due to the full repayment of the Bridge Loan, the lien on our assets was terminated on October 11, 2012 and the escrow shares have been cancelled.

9.           Derivative Liability

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

We recorded the fair value of the warrants issued in connection with the Bridge Loan as a warrant liability due to anti-dilution provisions requiring the strike price of the warrants to be adjusted if we subsequently issue common stock at a lower stock price.  The fair value of the warrants at January 31, 2013 and July 31, 2012 was $79,000 and $286,000, respectively.  The fair value decrease of $207,000 was recorded as a change in derivative liability in the consolidated statement of operations.

Based on our assessment of the Notes, we determined that the conversion feature represented an embedded derivative liability. Under the terms of the Notes, if we sold shares of our common stock to the public in a registered public offering at a price per share less than $3.28 during the 60-day period commencing on June 26, 2012, then the conversion price of the Notes would have been reduced to equal the price per share at which shares were sold to the public in such registered public offering. Accordingly, we bifurcated the embedded conversion feature and accounted for it separately as a derivative liability.  The fair value of the conversion feature at July 31, 2012 was $33,000. Due to the repayment of the Bridge Loan in September 2012, the derivative liability related to the conversion feature was settled during the three months ended October 31, 2012 and, as such, there is no related liability as of January 31, 2013. The change in fair value of $33,000 was recorded as a change in derivative liability in the consolidated statement of operations.

The estimated fair value of the derivative liability was computed by a third party using a Monte Carlo option pricing model based the following assumptions:

	January 31, 2013	July 31, 2012
Volatility	90.0%	85.0%
Risk-free interest rate	0.88%	0.53%
Dividend yield	0.0%	0.0%
Expected life	3.9 years	0.42 - 4.4 years

In addition, as of the valuation dates, management assessed the probabilities of future financings assumptions in the Monte Carlo valuation models.

10.           Fair Value of Financial Instruments

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

The following table provides a reconciliation of the beginning and ending balances of the derivative liabilities for the six months ended January 31, 2013:

		Conversion
	Warrant	Feature
	Liability	Liability	Total
Beginning balance July 31, 2012	$286,000	$33,000	$319,000
Issuances	-	-	-
Settlement of conversion feature liability	-	(33,000)	(33,000)
Adjustments to estimated fair value	(207,000)	-	(207,000)
Ending balance January 31, 2013	$79,000	$-	$79,000

11.           Common Stock

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

Common Stock
On October 24, 2011, we entered into a one year service agreement for investor relations services. We issued 18,750 shares of our common stock, with a value of $97,000, for these services. The value was capitalized to prepaid expenses and is being amortized over the term of the agreement. During the three months ended January 31, 2013 and 2012, we recognized zero and $24,000, respectively, of expense related to these services. During the six months ended January 31, 2013 and 2012, we recognized $24,000 and $24,000, respectively, of expense related to these services.

On September 17, 2012, we closed an underwritten public offering of an aggregate of 4,341,615 shares of our common stock, including shares issued pursuant to the exercise of the underwriter’s overallotment option, at a price to the public of $1.10 per share. The offering was made pursuant to our registration statement on Form S-3 (Registration No. 333-182475), which became effective on July 31, 2012, and a preliminary and final prospectus supplement filed with the SEC on September 4, 2012 and September 13, 2012, respectively. The shares were sold pursuant to an underwriting agreement between us and Aegis Capital Corp., which is filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 13, 2012. The gross proceeds from the offering were approximately $4,776,000 and, after deducting $549,000 for transaction costs, including discounts, commissions, and other offering expenses, such as legal and accounting fees, the net proceeds to us from the offering were approximately $4,227,000. We used $1,333,000 of the net proceeds from the offering to pay the full amount of the indebtedness we incurred in connection with the Bridge Loan, described in further detail under Note 8 above. We intend to use the remaining proceeds from the offering for working capital and general corporate purposes.

12.           Share-Based Compensation

The following table summarizes share-based compensation expense related to employee and director stock options, consultant stock options, and restricted stock awards for the three and six months ended January 31, 2013 and 2012:

	For the three months ended January 31,
	2013	2012
Share-based compensation for employees and directors:
Selling, general and administrative	$183,000	$181,000
Research and development	58,000	64,000
	241,000	245,000

Share-based compensation for consultants:
Selling, general and administrative	-	1,000
Research and development	1,000	-
	1,000	1,000

Total share-based compensation expense	$242,000	$246,000

	For the six months ended January 31,
	2013	2012
Share-based compensation for employees and directors:
Selling, general and administrative	$323,000	$503,000
Research and development	104,000	127,000
	427,000	630,000

Share-based compensation for consultants:
Selling, general and administrative	-	(7,000)
Research and development	3,000	-
	3,000	(7,000)

Total share-based compensation expense	$430,000	$623,000

As of January 31, 2013, there was $775,000 of unrecognized non-cash compensation cost related to unvested options, which will be recognized over a weighted average period of 1.72 years. Also, as of January 31, 2013, there was $10,000 of unrecognized non-cash compensation cost related to unvested restricted shares, which will be recognized over a weighted average period of 0.50 years.

During the six months ended January 31, 2013, we granted 233,000 stock options to officers, employees and a consultant. As of January 31, 2013, we had 83,209 shares remaining available for future issuance under our existing equity compensation plan. We estimate the fair value of each option grant on the grant date using the Black-Scholes option valuation model with the following weighted-average assumptions:

	For the six months ended January 31,
	2013	2012
Volatility	134.66%	94.20%
Risk-free interest rate	0.84%	1.16%
Dividend yield	0.0%	0.0%
Expected life	5.01 years	4.28 years

13.           Recent Accounting Pronouncements

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

The discussion in this section contains forward-looking statements. These statements relate to future events, our future capital requirements or our future financial performance. We have attempted to identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “would" or “will” or the negative of these terms or other comparable terminology, but their absence does not mean that a statement is not forward-looking. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which could cause our actual results to differ from those projected in any forward-looking statements we make. Several risks and uncertainties we face are discussed in more detail under “Risk Factors” in Part II, Item 1A of this Quarterly Report or in the discussion and analysis below. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments, except as required by law. The following discussion should be read in conjunction with the consolidated financial statements and the notes to those financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Unless otherwise noted, all information in this Item 2 regarding share amounts of our common stock and prices per share of our common stock has been adjusted to reflect the application of the one-for-eight reverse stock split of our common stock that we effected on August 14, 2012, as further described below.

Overview

Company Overview
We are focused on the discovery, development and commercialization of bioscience products designed to provide solutions to global health challenges. Our technology platform is based on stabilized ionic silver, and our initial products contain silver dihydrogen citrate, or SDC. SDC is a broad-spectrum, non-toxic antimicrobial. We manufacture and sell SDC-based disinfecting and sanitizing products, which are registered by the Environmental Protection Agency, or EPA, to distributors and end users. We also manufacture and sell various SDC-based formulations to manufacturers for use as a raw material in the production of personal care and other products. We believe our technology platform has potential application in a number of industries, and we have ongoing research and development projects in food processing, agriculture, water treatment, pharmaceuticals, and oil and gas.

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

Recent Developments

Liquidity Update
Since our inception, we have financed our operations primarily through public and private offerings of securities, revenue from product sales and license agreements and proceeds from the sale of a division. We have a history of recurring losses, and as of January 31, 2013 we have incurred a cumulative net loss of $66,478,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of January 31, 2013, we had $920,000 in cash and cash equivalents, and $1,170,000 of current liabilities, including $621,000 in accounts payable.  We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs during the next twelve months. We believe we have sufficient cash resources to satisfy our capital needs through March 2013.  However, our estimates of our operating expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we presently anticipate. Further, some or all of our ongoing or planned investments may not be successful and could result in further losses. In addition, irrespective of our cash resources, we may be contractually or legally obligated to make certain investments which cannot be postponed. The uncertainties surrounding our ability to continue to fund our operations raise substantial doubt about our ability to continue as a going concern. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 2 to the Notes to Condensed Consolidated Financial Statements for a further discussion of our liquidity and need to raise capital.

NASDAQ Deficiency
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

On December 20, 2012, we received a new deficiency letter (the “Notification Letter”) from NASDAQ notifying us we no longer met NASDAQ’s requirements for continued listing on the NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2) (the “Bid Price Rule”) because the minimum bid price of our common stock has not equaled or exceeded $1.00 at least once over a period of 30 consecutive business days. The Notification Letter does not impact the Company’s listing on the NASDAQ Capital Market at this time and the Company’s common stock will continue to trade on the NASDAQ Capital Market under the symbol “PURE.”

NASDAQ explained in the Notification Letter that we will be afforded 180 calendar days, or until June 18, 2013, to regain compliance with the Bid Price Rule. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least 10 consecutive business days during that 180-day period. If we do not regain compliance by June 18, 2013, then NASDAQ will provide written notification to us that our common stock will be subject to delisting from the NASDAQ Capital Market.

We intend to actively monitor the bid price of our common stock and will consider available options to resolve the deficiency and regain compliance with NASDAQ requirements. We have not yet determined what action or actions we may pursue to regain compliance with NASDAQ’s continued listing requirements, and there can be no assurance that we will be able to regain compliance with NASDAQ’s continued listing requirements.

Reclassification of Certain Debt
On January 25, 2013, we entered into a Letter Agreement with Morrison & Foerster LLP, or Morrison.  Under the terms of the Letter Agreement, we issued a Promissory Note, or the Note, in favor of Morrison in the principal amount of $1,125,000.  In consideration for the Note, Morrison agreed to waive approximately $1,519,000 of amounts due and payable to Morrison for legal services rendered.  Refer to Note 7 of Notes to Condensed Consolidated Financial Statements for a further discussion of the Letter Agreement and Note.  As a result of the Letter Agreement, we have reclassified the amount due and payable to Morrison from a current liability to long-term debt on our balance sheet.

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

Comparison of the Three Months Ended January 31, 2013 and 2012

Net Product Sales
Net product sales were $263,000 and $221,000 for the three months ended January 31, 2013 and 2012, respectively. The increase of $42,000 was primarily attributable to increased sales to two existing customers.

For the three months ended January 31, 2013, two individual customers each accounted for 10% or more of our net product sales. One customer accounted for 73% and the other for 10%. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows:  100% U.S. and 0% foreign.

For the three months ended January 31, 2012, one individual customer accounted for 10% or more of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows:  100% U.S. and 0% foreign.

Cost of Goods Sold
Cost of goods sold was $57,000 and $40,000 for the three months ended January 31, 2013 and 2012, respectively. The increase of $17,000 was attributable to increased net product sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 78% and 82% for the three months ended January 31, 2013 and 2012, respectively. This decrease in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the quarter ended January 31, 2012 as compared to current quarter.

Selling, General and Administrative Expense
Selling, general and administrative expense was $1,610,000 and $1,885,000 for the three months ended January 31, 2013 and 2012, respectively. The decrease of $275,000 was primarily attributable to a decrease in legal fees.

Research and Development Expense
Research and development expense was $406,000 and $489,000 for the three months ended January 31, 2013 and 2012, respectively. The decrease of $83,000 was primarily attributable to decreases in personnel costs and related expenses, and third-party research and testing activities.

Change in Derivative Liability
Change in derivative liability for the three months ended January 31, 2013 and 2012 was $12,000 and zero, respectively. The increase is due to the issuance of warrants with anti-dilution provisions during the year ended July 31, 2012.

Other Expense
Other expense for the three months ended January 31, 2013 and 2012 was $25,000 and zero, respectively. The increase is primarily attributable to the excess of the total cash outflows under the restructured Morrison debt, plus the expense related to the fair value of the warrant issued in conjunction with the debt, over the carrying amount of the Morrison payables prior to the restructuring.

Comparison of the Six Months Ended January 31, 2013 and 2012

Net Product Sales
Net product sales were $373,000 and $478,000 for the six months ended January 31, 2013 and 2012, respectively. The decrease of $105,000 was primarily attributable to a reduction in sales to one customer.

For the six months ended January 31, 2013, three individual customers each accounted for 10% or more of our net product sales. One customer accounted for 51%, another for 14%, and the third for 12%. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales is as follows:  86% U.S. and 14% foreign.

For the six months ended January 31, 2012, one individual customer accounted for 10% or more of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows:  97% U.S. and 3% foreign.

Cost of Goods Sold
Cost of goods sold was $88,000 and $169,000 for the six months ended January 31, 2013 and 2012, respectively. The decrease of $81,000 was attributable to decreased net product sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 76% and 65% for the six months ended January 31, 2013 and 2012, respectively. The increase in gross margin percentage was attributable to an inventory charge in the six months ended January 31, 2012. Gross margin percentage, excluding the inventory charge, was 76% and 75% for the six months ended January 31, 2013 and 2012, respectively. This increase in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the six months ended January 31, 2013 as compared to the prior year.

Selling, General and Administrative Expense
Selling, general and administrative expense was $3,086,000 and $3,882,000 for the six months ended January 31, 2013 and 2012, respectively. The decrease of $796,000 was primarily attributable to a decrease in legal fees of $408,000, which were incurred in significant part as a result of our ongoing litigation with Richmont Sciences, LLC as well as the proxy contest that Richmont Corporation had initiated, as well as decreases in professional services, and non-cash stock option, depreciation and amortization expense.

Research and Development Expense
Research and development expense was $801,000 and $982,000 for the six months ended January 31, 2013 and 2012, respectively. The decrease of $181,000 was primarily attributable to decreases in personnel and related costs, third-party research and testing activities, laboratory supplies and patent costs.

Change in Derivative Liability
Change in derivative liability for the six months ended January 31, 2013 and 2012 was $240,000 and zero, respectively. The increase is due to the issuance of warrants with anti-dilution provisions during the year ended July 31, 2012, offset by a decrease related to the cancellation of the conversion feature associated with the secured convertible promissory notes that we issued in July 2012 in connection with the Bridge Loan.

Interest Expense
Interest expense for the six months ended January 31, 2013 and 2012 was $589,000 and zero, respectively. The increase is primarily attributable to non-cash amortization of debt discounts related to the secured convertible promissory notes that we issued in July 2012 in connection with the Bridge Loan.

Other Expense
Other expense for the six months ended January 31, 2013 and 2012 was $27,000 and zero, respectively. $25,000 of the increase is attributable to the excess of the total cash outflows under the restructured Morrison debt, plus the expense related to the fair value of the warrant issued in conjunction with the debt, over the carrying amount of the Morrison payables prior to the restructuring.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through public and private offerings of securities, revenue from product sales and license agreements and proceeds from the sale of a division. We have a history of recurring losses, and as of January 31, 2013 we have incurred a cumulative net loss of $66,478,000.

On September 17, 2012, we closed an underwritten public offering of an aggregate of 4,341,615 shares of our common stock, including shares issued pursuant to the exercise of the underwriter’s overallotment option, at a price to the public of $1.10 per share. The gross proceeds from the offering were approximately $4,776,000 and, after deducting $549,000 therefrom for transaction costs, including discounts, commissions, and other offering expenses, such as legal and accounting fees, the net proceeds to us from the offering were approximately $4,227,000. We used $1,333,000 of the net proceeds from the offering to pay the full amount of the indebtedness we incurred in connection with the Bridge Loan. We have used, and intend to continue to use, the remaining proceeds from the offering for working capital and general corporate purposes.

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

During the six months ended January 31, 2013, there were no exercises of stock options or warrants.

As of January 31, 2013, we had $920,000 in cash and cash equivalents compared to $877,000 in cash and cash equivalents as of July 31, 2012. The net increase in cash and cash equivalents was primarily attributable to proceeds from our issuance of common stock in the public offering noted above, partially offset by our repayment of amounts owed under the Bridge Loan and cash used in operations. Additionally, as of January 31, 2013, we had $1,170,000 of current liabilities, and $621,000 in accounts payable, compared to $3,637,000 of current liabilities, and $1,946,000 in accounts payable as of July 31, 2012. The net decrease in current liabilities and accounts payable were primarily attributable to repayment of the Bridge Loan and the reclassification of the amounts due to Morrison as long-term debt discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments”.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs during the next twelve months. We believe we have sufficient cash resources to satisfy our capital needs through March 2013.  However, our estimates of our operating expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we presently anticipate. Further, some or all of our ongoing or planned investments may not be successful and could result in further losses. In addition, irrespective of our cash resources, we may be contractually or legally obligated to make certain investments which cannot be postponed. The uncertainties surrounding our ability to continue to fund our operations raise substantial doubt about our ability to continue as a going concern.

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

We do not have any unused credit facilities or other sources of capital available to us at this time. We intend to secure additional working capital through sales of additional debt or equity securities.  On February 1, 2013, we filed a registration statement on Form S-1 with the SEC. Subject to the SEC’s declaration of effectiveness of such registration statement, and subject to capital market conditions, we intend to raise additional capital through the registration statement. Our intended financing initiatives are subject to risk, and we cannot provide any assurance about the availability or terms of these or any future financings.

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

Recent Accounting Pronouncements
See Note 13 to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

As required by Rule 13a-15(b) under the Exchange Act, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective.

Changes in Our Controls
There were no changes in our internal controls over financial reporting during the three months ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect new risks or substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended July, 31 2012.

Risks Related to Our Business and Industry

*As a result of our historical lack of financial liquidity, we may not have sufficient working capital to fund our planned operations or be able to continue as a going concern, and, as a result, we will need to raise additional capital in the future in order to continue operating our business and developing new products and technologies, which capital may not be available on acceptable terms or at all.

We have a history of recurring losses, and as of January 31, 2013 we have incurred a cumulative net loss of approximately $66.5 million.

As of January 31, 2013, we had $920,000 in cash and cash equivalents, $1,170,000 of current liabilities and $621,000 in accounts payable.  During the six months ended January 31, 2013, our cash outflows for operating activities and for investments in patents and fixed assets were $2.9 million.

We believe we have sufficient cash resources to satisfy our capital needs through March 2013.  However, our estimates of our operating expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we presently anticipate. Further, some or all of our ongoing or planned investments may not be successful and could result in further losses. In addition, irrespective of our cash resources, we may be contractually or legally obligated to make certain investments which cannot be postponed.

Our capital requirements will depend on many factors, including, among others:
•	the acceptance of, and demand for, our products;
•	our success and that of our strategic partners in developing and selling products derived from our technology;
•	our continued listing on NASDAQ;
•	the costs of further developing our existing, and developing new, products or technologies;
•	the extent to which we invest in new technology, testing and product development;
•	the timing of vendor payments and the collection of receivables, among other factors affecting our working capital;
•	the exercise of outstanding options or warrants to acquire our common stock;
•	the number and timing of acquisitions and other strategic transactions in which we participate, if any; and
•	the costs associated with the continued operation, and any future growth, of our business.

We expect to rely in the near term on funds raised pursuant to recent public and private placement offerings of our common stock and other equity (although we have used certain of those funds to repay certain indebtedness as required by the repayment terms thereof).

However, until we can generate a sufficient amount of revenue to finance our cash requirements, which we may never do, we may need to increase our liquidity and capital resources by one or more measures, which may include reducing operating expenses; raising additional financing through the issuance of debt, equity, or convertible securities; reducing the exercise price of outstanding warrants; entering into partnerships, licenses, or other arrangements with third parties, which may include licensing to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves; or through other means, any one of which could reduce the value to us, perhaps substantially, of our technology and its commercial potential. There is no guarantee that we will be able to obtain capital on terms acceptable to us, or at all.

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

The above circumstances, along with our history and near term forecast of incurring significant net losses and negative operating cash flows, raise substantial doubt on our ability to continue as a going concern. If we do not obtain additional capital from external sources, we may not have sufficient working capital to fund our planned operations or be able to continue as a going concern.

We have a history of losses, and we may not achieve or maintain profitability.

We had a loss of $4.0 million for the six months ended January 31, 2013, and a loss $8.9 million for the year ended July 31, 2012. As of January 31, 2013, we have incurred a cumulative net loss of approximately $66.5 million. Although we expect to continue to have losses in future periods, we are unable to predict the extent of our future losses or when or if we will become profitable, and it is possible we will never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

Raising additional funds by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

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

If outstanding options and warrants to purchase shares of our common stock are exercised, the interests of our stockholders could be diluted.

As of January 31, 2013, in addition to 10,986,170 shares of common stock issued and outstanding, we had 537,605 shares reserved for issuance under equity compensation plans for vested and unvested stock options. We also had 842,454 shares reserved for issuance on the exercise of outstanding warrants.

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

Because we are an early stage company, it is difficult to evaluate our prospects and our financial results may fluctuate, which may cause our stock price to fall.

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

*A loss of one or more of our key customers could adversely affect our business.

From time to time, one or a small number of our customers may represent a significant percentage of our revenue. Our two largest customers accounted for 83% of our revenue for three months ending January 31, 2013. One customer accounted for 73% and the other for 10%. Although we have agreements with many of our customers, these agreements typically do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers to significantly reduce the amount of product ordered or license fees paid, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

We are dependent on our core SDC technology and if our efforts to achieve or maintain market acceptance of our core SDC technology are not successful, we are unlikely to attain profitability.

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

We are subject to intense competition.

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

We have limited sales, marketing and product distribution experience.

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

We expect to rely on third parties to develop SDC-based products, and they may not do so successfully or diligently.

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

If we are unable to successfully develop or commercialize new applications of our SDC technology, or if such efforts are delayed, our operating results will suffer.

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

If we are not able to manage any growth we achieve effectively, we may not become profitable.

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

The industries in which we operate are heavily regulated and we may be unable to compete effectively.

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

We are subject to substantial regulation related to quality standards applicable to our manufacturing and quality processes, and our failure to comply with applicable quality standards could affect our ability to commercialize SDC products.

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

Pricing and supply issues may have a material impact on our margins and our ability to supply our customers.

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

If we suffer negative publicity concerning the safety or efficacy of our products, our sales may be harmed.

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

If a natural or man-made disaster strikes our manufacturing facility, we may be unable to manufacture our products for a substantial amount of time and our sales and profitability may decline.

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

If we are unable to obtain, maintain or defend patent and other intellectual property ownership rights relating to our technology, we or our collaborators and distributors may not be able to develop and market products based on our technology, which would have a material adverse impact on our results of operations.

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

Third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products.

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

We may become subject to product liability claims.

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

Litigation or the actions of regulatory authorities may harm our business or otherwise distract our management.

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

*Maintaining compliance with our obligations as a public company may strain our resources and distract management, and if we do not remain compliant our stock price may be adversely affected.

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

*We are dependent on our management team, and we recently appointed a new Chief Financial Officer.

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

Because competition for highly qualified business development and bioengineering personnel is intense, we may not be able to attract and retain the employees we need to support our potential growth.

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

*We anticipate significant changes to the composition of our Board of Directors in the near term.

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

Effective February 6, 2013, the Board appointed Dave Pfanzelter to serve as a director of the Company.  Following the appointment of Mr. Pfanzelter, the Board consists of six directors, four of whom are independent within the meaning of the NASDAQ listing standards and SEC rules. We anticipate additional changes to the composition of our Board and the committees thereof in the near term. However, we may not be able to identify, attract and retain qualified and suitable candidates for seats on our Board and certain Board committees who meet the requirements set forth in the settlement agreement and applicable SEC and NASDAQ listing rules in a timely manner, or at all. If we are unable to do so, we could be subject to litigation relating to the settlement agreement or sanctions by applicable regulatory authorities, including without limitation the potential delisting of our common stock from The NASDAQ Capital Market for failure to comply with certain board and board committee requirements. Further, even if we do identify and successfully attract new directors to serve on our Board, such transition in the composition of our Board and its committees could result in inefficiencies in Board activity, disagreements regarding our business models or other operational strategies, and disruptions to our business.

We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

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

We may invest or spend our cash in ways with which you may not agree or in ways which may not yield a significant return.

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

We may not be able to utilize all, or any, of our tax net operating loss carry-forwards and our future after-tax earnings, if any, could be reduced.

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

We are subject to tax audits by various tax authorities in multiple jurisdictions.

From time to time we may be audited by tax authorities to whom we are subject. Any assessment resulting from such audits, if any, could result in material changes to our past or future taxable income, tax payable or deferred tax assets, and could require us to pay penalties and interest that could materially adversely affect our financial results.

Risks Related to our Common Stock

We may not be able to maintain our NASDAQ listing.

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

The price of our common stock may be volatile, which may cause investment losses for our stockholders.

The price and trading volume of our common stock have historically been volatile. For example, in the twelve months through January 31, 2013, the closing market price of our common stock ranged from $0.62 per share to $4.00 per share, and the monthly trading volume varied from approximately 298,000 shares to 11,042,000 shares. The market price of our common stock may continue to be volatile and could fluctuate substantially due to many factors, including, among others, the following:

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

Potential future sales or issuances of our common stock to raise capital, or the perception that such sales could occur, could cause dilution to our current stockholders and the price of our common stock to fall.

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

Our recently effected one-for-eight reverse stock split has not resulted in a lasting increase in our stock price at an equivalent ratio.

On August 14, 2012 and commencing with the opening of trading on August 15, 2012, we effected a one-for-eight reverse stock split of our outstanding shares of common stock. We effected the reverse stock split in large part to increase the per share price of our common stock in order to regain compliance with certain NASDAQ minimum bid price requirements. Although the trading price of our common stock increased by a corresponding ratio in the weeks immediately following the effectuation of the reverse stock split, as of January 31, 2013, the closing price of our common stock on The NASDAQ Capital Market had dropped to $0.82. If the trading price of our common stock continues to decline, we could again be at risk for the delisting of our securities from The NASDAQ Capital Market due to our failure to satisfy NASDAQ’s $1.00 per share minimum bid price requirement or other listing standards or rules. Additionally, the decline in our stock price after the reverse stock split may materially reduce our ability to attract new investors in our securities, particularly institutional investors that are frequently subject to investment restrictions with respect to securities trading below a pre-established per share trading price. Further, the liquidity of our outstanding common stock may be adversely affected by the reverse stock split due to the one-for-eight reduction in the number of outstanding shares and the increase in our stock price at a significantly lesser ratio, which may impact your ability to sell your shares of our common stock at a price you consider acceptable.

We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

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

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control and could also limit the market price of our stock.

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

Item 6.  Exhibits

An Exhibit Index has been attached as part of this report and is incorporated herein by reference.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE, INC.

Date:	February 25, 2013	By:	/s/ MICHAEL L. KRALL
Michael L. Krall, President / Chief Executive Officer (Principal Executive Officer)

Date:	February 25, 2013	By:	/s/ PETER C. WULFF
Peter C. Wulff, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

3.1		Certificate of Incorporation of Pure Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)
3.1.1		Certificate of Amendment to Certificate of Incorporation of Pure Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)
3.2		Bylaws of Pure Bioscience, Inc. (incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)
3.2.1		Amendment to Bylaws of Pure Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)
4.1
Warrant, dated as of January 25, 2013, issued by Pure Bioscience, Inc. to Morrison & Foerster LLP (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 31, 2013)

10.1	#
Employment Agreement, effective November 5, 2012, by and between Pure Bioscience, Inc. and Peter C. Wulff (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on November 8, 2012)

10.2
Letter Agreement, dated as of January 25, 2013, between Pure Bioscience, Inc., and Morrison & Foerster LLP (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 31, 2013)

10.3		Promissory Note, dated as of January 25, 2013, in favor of Morrison & Foerster LLP (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 31, 2013)
10.4	*#	Consulting Agreement, dated as of July 5, 2012, between Pure Bioscience, Inc., and Dave Pfanzelter
10.5	*#	Consultant Stock Option Agreement, dated as of July 5, 2012, between Pure Bioscience, Inc., and Dave Pfanzelter
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at January 31, 2013 and July 31, 2012; (ii) Consolidated Statements of Operations for the three and six months ended January 31, 2012 and 2013; (iii) Consolidated Statements of Cash Flows for the six months ended January 31, 2012 and 2013; and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith.

**	Furnished, not filed.

#	Management contract or compensatory plan or arrangement