Form 10-Q
period 2013-04-30
PURE BIOSCIENCE, INC.
filed 2013-06-14
CIK 1006028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2013

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
Yes ☐ No ☒

As of June 10, 2013, there were 12,386,170 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

Pure Bioscience, Inc.

Form 10-Q
for the Quarterly Period Ended April 30, 2013

Item 1.  Financial Statements
Pure Bioscience, Inc.
Condensed Consolidated Balance Sheets

	April 30,	July 31,
	2013	2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$410,000	$877,000
Accounts receivable, net	29,000	373,000
Inventories, net	781,000	654,000
Prepaid expenses	110,000	347,000
Total current assets	1,330,000	2,251,000

Property, plant and equipment, net	171,000	257,000
Patents, net	2,004,000	1,950,000

Total assets	$3,505,000	$4,458,000

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$848,000	$1,946,000
Loan payable, net	-	962,000
Deferred revenue	-	66,000
Note payable, current	231,000	-
Accrued liabilities	411,000	344,000
Derivative liability	49,000	319,000
Total current liabilities	1,539,000	3,637,000

Note payable, less current portion	1,045,000	-
Deferred rent	15,000	3,000
Total liabilities	2,599,000	3,640,000

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.01 par value:
5,000,000 shares authorized, no shares issued	-	-
Common stock, $0.01 par value:
100,000,000 shares authorized
12,236,170 issued and outstanding at April 30, 2013, and
6,644,555 issued and outstanding at July 31, 2012.	123,000	67,000
Additional paid-in capital	68,795,000	63,251,000
Accumulated deficit	(68,012,000)	(62,500,000)
Total stockholders' equity	906,000	818,000

Total liabilities and stockholders' equity	$3,505,000	$4,458,000

See accompanying notes.

Pure Bioscience, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine months ended		Three months ended
	April 30,		April 30,
	2013	2012	2013	2012

Net product sales	$631,000	$685,000	$258,000	$207,000

Operating costs and expenses
Cost of goods sold	155,000	206,000	67,000	37,000
Selling, general and administrative	4,550,000	5,439,000	1,464,000	1,557,000
Research and development	1,105,000	1,421,000	304,000	439,000
Total operating costs and expenses	5,810,000	7,066,000	1,835,000	2,033,000

Loss from operations	(5,179,000)	(6,381,000)	(1,577,000)	(1,826,000)

Other income (expense)
Change in derivative liability	270,000	-	30,000	-
Interest expense	(591,000)	-	(2,000)	-
Interest income	-	1,000	-	-
Other (expense) income, net	(12,000)	(3,000)	15,000	(3,000)
Total other (expense) income	(333,000)	(2,000)	43,000	(3,000)

Net loss	$(5,512,000)	$(6,383,000)	$(1,534,000)	$(1,829,000)

Basic and diluted net loss per share	$(0.53)	$(1.18)	$(0.14)	$(0.31)

Shares used in computing basic
and diluted net loss per share	10,310,721	5,400,685	11,255,833	5,838,466

See accompanying notes.

Pure Bioscience, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	April 30,
	2013	2012

Operating activities
Net loss	$(5,512,000)	$(6,383,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	583,000	841,000
Troubled debt restructuring loss	25,000	-
Amortization of stock issued for services	184,000	59,000
Depreciation and amortization	236,000	299,000
Amortization of deferred financing costs	215,000	-
Change in fair value of derivative liability	(270,000)	-
Amortization of debt discount	371,000	-
Changes in operating assets and liabilities:
Accounts receivable	71,000	(143,000)
Inventories	80,000	(40,000)
Prepaid expenses	(2,000)	47,000
Accounts payable and accrued liabilities	487,000	1,349,000
Deferred rent	12,000	(3,000)
Net cash used in operating activities	(3,520,000)	(3,974,000)

Investing activities
Investment in patents	(191,000)	(189,000)
Purchases of property, plant and equipment	(12,000)	(9,000)
Net cash used in investing activities	(203,000)	(198,000)

Financing activities
Net proceeds from the sale of common stock	4,611,000	2,667,000
Payment of Bridge Loan	(1,333,000)	-
Payment on note payable	(22,000)	-
Net cash provided by financing activities	3,256,000	2,667,000

Net increase (decrease) in cash and cash equivalents	(467,000)	(1,505,000)

Cash and cash equivalents at beginning of period	877,000	1,794,000

Cash and cash equivalents at end of period	$410,000	$289,000

Supplemental disclosure of cash flow information
Cash paid for interest	$22,000	$-
Cash paid for taxes	$-	$5,000

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for prepaid services	$160,000	$142,000
Common stock issued under stock purchase agreement	$-	$296,000

Reduction of approximately $1,519,000 in accounts payable in exchange for a note payable of $1,125,000, accrued interest of $174,000, and warrants valued at $245,000, with a resulting $25,000 restructuring loss.

See accompanying notes.

Pure Bioscience, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.           Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the consolidated accounts of Pure Bioscience, Inc. and its wholly owned subsidiary, ETIH2O Corporation, a Nevada corporation. ETIH2O Corporation currently has no business operations and no material assets or liabilities and there have been no significant transactions related to ETIH2O Corporation during the periods presented in the consolidated financial statements. All inter-company balances and transactions have been eliminated. All references to “PURE,” “we,” “our,” “us” and the “Company” refer to Pure Bioscience, Inc. and our wholly owned subsidiary.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information pursuant to the instructions to Form 10-Q and Article 10/Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2013 are not necessarily indicative of the results that may be expected for other quarters or the year ending July 31, 2013. The July 31, 2012 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in our Annual Report on Form 10-K. For more complete information, these unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended July 31, 2012 included in our Annual Report on Form 10-K covering such period filed with the Securities and Exchange Commission, or SEC, on October 29, 2012.

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

2.           Liquidity & Going Concern Uncertainty

These unaudited condensed consolidated financial statements have been prepared and presented on a basis assuming we will continue as a going concern.  The factors below raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

Since our inception, we have financed our operations primarily through public and private offerings of securities, revenue from product sales and license agreements, and proceeds from the sale of a division. We have a history of recurring losses, and as of April 30, 2013 we have incurred a cumulative net loss of $68,012,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of April 30, 2013, we had $410,000 in cash and cash equivalents, and $1,539,000 of current liabilities, including $848,000 in accounts payable.  We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs through June 2013. The uncertainties surrounding our ability to continue to fund our operations raise substantial doubt about our ability to continue as a going concern.

Until we can generate significant cash from operations, we expect to continue to fund our operations with the proceeds of offerings of our equity and debt securities. However, we cannot assure you that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.  Further, any contracts or license arrangements we enter into to raise funds may require us to relinquish our rights to our products or technology, and we cannot assure you that we will be able to enter into any such contracts or license arrangements on acceptable terms, or at all.  Having insufficient funds may require us to delay or scale back our marketing, distribution and other commercialization activities or cease our operations altogether.

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

Our common stock was delisted from The NASDAQ Capital Market and on May 17, 2013 our common stock began trading on the OTCQB Marketplace under the ticker symbol “PURE”. We continue to file periodic reports with the Securities and Exchange Commission in accordance with the requirements of Section 12(g) of the Securities Exchange Act of 1934, as amended. See Note 14 for additional information.

The financial statements do not include any adjustment relating to recoverability or classification of recorded assets and classification of recorded liabilities.

3.           Net Loss Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Our diluted net loss per common share is the same as our basic net loss per common share because we incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options and warrants would have an anti-dilutive effect. As of April 30, 2013 and 2012, the number of shares issuable upon the exercise of stock options and warrants, none of which are included in the computation of basic net loss per common share, was 1,854,000 and 578,000, respectively.

4.           Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments. For the nine months ended April 30, 2013 and 2012, our comprehensive loss consisted only of net loss.

5.           Inventory

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Inventories consist of the following:

	April 30, 2013	July 31, 2012
Raw materials	$423,000	$476,000
Finished goods	358,000	178,000
	$781,000	$654,000

During the nine months ended April 30, 2013, we increased our inventory balance by $207,000 to reflect product held by a third party warehouse on behalf of one of our customers. We retook possession of this inventory, and as such, we reduced our accounts receivable by $273,000 and reduced deferred revenue by $66,000.

During the three months ended April 30, 2013, we received $35,000 from the sale of silver held in inventory. At the time of sale, the silver had a book value of $22,000. The corresponding $13,000 gain is reflected in the other income (expense) section of the consolidated statements of operations.

6.           Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the nine months ended April 30, 2013 and 2012, no impairment of long-lived assets was indicated or recorded.

7.           Promissory Note

On January 25, 2013, we entered into a Letter Agreement (the “Agreement”) with Morrison & Foerster LLP (“Morrison”).  Under the terms of the Agreement, we issued a Promissory Note (the “Note”) in favor of Morrison in the principal amount of $1,125,000.  In consideration for the Note, Morrison agreed to waive $1,519,000 of amounts due and payable to Morrison for legal services rendered.  The Note bears interest at the rate of 7.5% per annum, but the then outstanding balance will accrue interest at the rate of 10% per annum upon the occurrence of an event of default (as defined in the Note).  Beginning March 31, 2013, and on or before the last business day of each calendar month thereafter, we are required to pay all accrued but unpaid interest on the then unpaid amount of outstanding principal.  Beginning on February 28, 2014, we are required to pay equal monthly principal installments of approximately $47,000, plus interest. We may prepay the outstanding balance under the Note in full or in part at any time, which prepayment will result in a discount of the then outstanding balance as more fully described in the Note.   The Note will mature on February 28, 2016, unless accelerated pursuant to an event of default (as defined in the Note) or upon the consummation of a change of control (as defined in the Note). As a result of the Agreement, we have reclassified the amount due and payable to Morrison from a current liability to long-term debt, except that any payments due under the Letter Agreement within twelve months from the date of the balance sheet will continue to be classified as a current liability.  As of April 30, 2013, $231,000 was due under the Letter Agreement within twelve months and classified as a current liability.

In consideration for Morrison’s acceptance of the Note in lieu of payment for its legal services, we issued Morrison a warrant to purchase 375,000 shares of our common stock at an exercise price of $0.83 per share.  The warrant was exercisable immediately and expires on January 24, 2018. The warrant may be exercised by Morrison with a cash payment or, in lieu thereof, at its election, through a net exercise, as set forth in the warrant. Neither the warrant nor the shares to be issued upon exercise thereof are registered for sale or resale under the Securities Act of 1933, as amended (the “Securities Act”), and have been or will be issued in reliance on an exemption from registration under the Securities Act pursuant to Section 4(2) thereof based on the offering of such securities to one investor and the lack of any general solicitation or advertising in connection with such issuance. We determined that the warrants issued in connection with the Note were equity instruments and did not represent derivative instruments. The fair value of the warrants issued to Morrison was $245,000, based on the Black-Scholes Pricing Model assuming no dividend yield, volatility of 134%, a risk-free interest rate of 0.35%, and an expected life of 5 years.

During the nine months ended April 30, 2013, we recorded $25,000 of other expense resulting from the excess of the total cash outflows under the troubled debt restructuring, plus the expense related to the fair value of the warrant issued in conjunction with the debt, over the carrying amount of the Morrison payables prior to the restructuring.

During the three and nine months ended April 30, 2013, we paid $22,000 under the terms of the Note.

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

Due to the repayment of the Bridge Loan, debt discounts related to the Bridge Loan, including imputed interest, an original issue discount, the embedded conversion feature of the Notes, and the detachable warrants issued to the lenders in connection with the transaction, have been fully amortized, resulting in $371,000 of interest expense during the nine months ended April 30, 2013. Additionally, deferred financing fees associated with the Bridge Loan have been fully amortized, resulting in $215,000 of interest expense during the nine months ended April 30, 2013.

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

9.           Derivative Liability

We accounted for the warrants issued in connection with the Bridge Loan, and the embedded conversion feature of the Notes (Note 8), in accordance with the accounting guidance for derivatives. The applicable accounting guidance sets forth a two-step model to be applied in determining whether a financial instrument is indexed to an entity’s own stock, which would qualify such financial instruments for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the stockholders’ equity section of the entity’s balance sheet. We determined the warrants and the conversion feature of the Notes were ineligible for equity classification due to anti-dilution provisions set forth therein.

We recorded the fair value of the warrants issued in connection with the Bridge Loan as a warrant liability due to anti-dilution provisions requiring the strike price of the warrants to be adjusted if we subsequently issue common stock at a lower stock price.  The fair value of the warrants at April 30, 2013 and July 31, 2012 was $49,000 and $286,000, respectively.  The fair value decrease of $237,000 was recorded as a change in derivative liability in the consolidated statement of operations.

Based on our assessment of the Notes, we determined that the conversion feature represented an embedded derivative liability. Under the terms of the Notes, if we sold shares of our common stock to the public in a registered public offering at a price per share less than $3.28 during the 60-day period commencing on June 26, 2012, then the conversion price of the Notes would have been reduced to equal the price per share at which shares were sold to the public in such registered public offering. Accordingly, we bifurcated the embedded conversion feature and accounted for it separately as a derivative liability.  The fair value of the conversion feature at July 31, 2012 was $33,000. Due to the repayment of the Bridge Loan in September 2012, the derivative liability related to the conversion feature was settled during the three months ended October 31, 2012 and, as such, there is no related liability as of April 30, 2013. The change in fair value of $33,000 was recorded as a change in derivative liability in the consolidated statement of operations.

The estimated fair value of the derivative liability was computed by a third party using a Monte Carlo option pricing model based the following assumptions:

	April 30, 2013	July 31, 2012
Volatility	90.0%	85.0%
Risk-free interest rate	0.68%	0.53%
Dividend yield	0.0%	0.0%
Expected life	3.7 years	0.42 - 4.4 years

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

The following table provides a reconciliation of the beginning and ending balances of the derivative liabilities for the nine months ended April 30, 2013:

	Warrant Liability	Conversion Feature Liability	Total
Beginning balance July 31, 2012	$286,000	$33,000	$319,000
Issuances	-	-	-
Settlement of conversion feature liability	-	(33,000)	(33,000)
Adjustments to estimated fair value	(237,000)	-	(237,000)
Ending balance April 30, 2013	$49,000	$-	$49,000

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

Common Stock
On October 24, 2011, we entered into a one-year service agreement for investor relations services. We issued 18,750 shares of our common stock, with a value of $97,000, for these services. The value was capitalized to prepaid expenses and is being amortized over the term of the agreement. During the three months ended April 30, 2013 and 2012, we recognized zero and $24,000, respectively, of expense related to these services. During the nine months ended April 30, 2013 and 2012, we recognized $24,000 and $48,000, respectively, of expense related to these services.

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

On March 1, 2013, we entered into a one-year service agreement for investor relations services. We issued 250,000 shares of our common stock, with a value of $160,000, for these services. The value was capitalized to prepaid expenses and was being amortized over the term of the agreement, however, the agreement has since been terminated and, as such, the entire amount was recognized as expense during the three months ended April 30, 2013. As part of this agreement, the Company granted certain registration rights, under which the Company agreed to file a registration statement covering the resale of the shares of common stock issued in accordance with this agreement.

On April 17 and April 24, 2013, we completed the initial and second closings of a private placement pursuant to which we sold an aggregate of 1,000,000 shares of our common stock and warrants to purchase an aggregate of 500,000 shares of our common stock. The shares were sold at a per share purchase price of $0.40, resulting in approximately $400,000 in aggregate proceeds to us. The warrants have a term of three years from the initial exercise date, become exercisable six months after the date of issuance, and have an exercise price of $0.65 per share. We determined that the warrants issued in connection with this private placement were equity instruments and did not represent derivative instruments. For the warrants issued in connection with the initial closing on April 17th, a fair value of $119,000 was estimated for the warrants using the Black-Sholes valuation method using a volatility of 140.63%, an interest rate of 0.44% and a dividend yield of zero. For the warrants issued in connection with the second closing on April 24th, a fair value of $100,000 was estimated for the warrants using the Black-Sholes valuation method using a volatility of 140.75%, an interest rate of 0.43% and a dividend yield of zero. As part of this financing, the Company granted certain registration rights, under which the Company agreed to file a registration statement covering the resale of the shares of common stock sold in this financing, as well as those shares issuable upon exercise of the warrant.

The shares of common stock issued under the services agreement and in the private placement and the warrant issued in the private placement were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it is purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements.

12.           Share-Based Compensation

The following table summarizes share-based compensation expense related to employee and director stock options, consultant stock options, and restricted stock awards for the three and nine months ended April 30, 2013 and 2012:

	For the three months ended April 30,
	2013	2012
Share-based compensation for employees and directors:
Selling, general and administrative	$132,000	$155,000
Research and development	12,000	63,000
	144,000	218,000

Share-based compensation for consultants:
Selling, general and administrative	-	-
Research and development	9,000	-
	9,000	-

Total share-based compensation expense	$153,000	$218,000

	For the nine months ended April 30,
	2013	2012
Share-based compensation for employees and directors:
Selling, general and administrative	$457,000	$658,000
Research and development	115,000	190,000
	572,000	848,000

Share-based compensation for consultants:
Selling, general and administrative	-	(7,000)
Research and development	11,000	-
	11,000	(7,000)

Total share-based compensation expense	$583,000	$841,000

As of April 30, 2013, there was $552,000 of unrecognized non-cash compensation cost related to unvested options, which will be recognized over a weighted average period of 1.39 years. Also, as of April 30, 2013, there was $5,000 of unrecognized non-cash compensation cost related to unvested restricted shares, which will be recognized over a weighted average period of 0.25 years.

During the nine months ended April 30, 2013, we granted 273,000 stock options to officers, employees and a consultant, and 109,583 options were forfeited or cancelled. We estimate the fair value of each option grant on the grant date using the Black-Scholes option valuation model with the following weighted-average assumptions:

	For the nine months ended April 30,
	2013	2012
Volatility	134.80%	81.59%
Risk-free interest rate	0.85%	1.17%
Dividend yield	0.0%	0.0%
Expected life	5.06 years	4.82 years

13.           Recent Accounting Pronouncements

No recent accounting pronouncements or other authoritative guidance have been issued that management considers likely to have a material impact on our consolidated financial statements.

14.           Subsequent Events

On May 15, 2013, we received a letter indicating that the NASDAQ Listing Qualifications Panel (the “Panel”) had determined to delist our common stock from The NASDAQ Stock Market LLC (“NASDAQ”), and suspend trading in our securities on NASDAQ effective with the open of business on Friday, May 17, 2013. The suspension is the result of our  determination that we will be unable to evidence compliance with the $2.5 million stockholders’ equity requirement for continued listing on The NASDAQ Capital Market, as set forth in NASDAQ Listing Rule 5550(b), by June 18, 2013, as required by the Panel’s decision in this matter.

Our common stock is now quoted on the OTCQB, an electronic quotation service operated by OTC Markets Group Inc. for eligible securities traded over-the-counter, and continues to trade under the symbol PURE.

Effective May 13, 2013, Peter C. Wulff, formerly our Chief Financial Officer, separated from the Company. Effective May 14, 2013, we appointed Michael L. Krall, our President and Chief Executive Officer, to fill the role of principal financial officer on an interim basis.  Information about Mr. Krall's age, employment history, family relationships between him and any of the Company’s officers and directors and related party transactions is incorporated herein by reference to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on July 12, 2012.

Effective May 17, 2013, we appointed Dave Pfanzelter as chairman of the board. Pfanzelter has been a member of the board since February 2013 and had previously served on the PURE Bioscience Advisory Panel. The position of chairman had been held by PURE’s president and CEO, Michael L. Krall, since 1993.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

All references in this Item 2 and elsewhere in this Quarterly Report  to “PURE,” “we,” “our,” “us” and the “Company” refer to Pure Bioscience, Inc. and our wholly owned subsidiary, ETIH2O Corporation, a Nevada corporation. ETIH2O Corporation currently has no business operations and no material assets or liabilities and there have been no significant transactions related to ETIH2O Corporation during the periods presented in the consolidated financial statements contained elsewhere in this Quarterly Report.

The discussion in this section contains forward-looking statements. These statements relate to future events, our future capital requirements or our future financial performance. We have attempted to identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “would" or “will” or the negative of these terms or other comparable terminology, but their absence does not mean that a statement is not forward-looking. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which could cause our actual results to differ from those projected in any forward-looking statements we make. Several risks and uncertainties we face are discussed in more detail under “Risk Factors” in Part II, Item 1A of this Quarterly Report or in the discussion and analysis below. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be incorrect. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments, except as required by law. The following discussion should be read in conjunction with the consolidated financial statements and the notes to those financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Recent Developments

Liquidity Update
Since our inception, we have financed our operations primarily through public and private offerings of securities, revenue from product sales and license agreements and proceeds from the sale of a division. We have a history of recurring losses, and as of April 30, 2013 we have incurred a cumulative net loss of $68,012,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of April 30, 2013, we had $410,000 in cash and cash equivalents, and $1,539,000 of current liabilities, including $848,000 in accounts payable.  On April 17 and April 24, 2013, we completed closings of a private placement pursuant to which we sold 1,000,000 shares of our common stock and warrants (the “Warrants”) to purchase an aggregate of 500,000 shares of the Company’s common stock.  The shares were sold at a per share purchase price of $0.40, resulting in approximately $400,000 in aggregate proceeds to the Company.  The Warrants have a term of three years from the initial exercise date, become exercisable six months after the date of issuance, and have an exercise price of $0.65 per share. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs through June 2013. The uncertainties surrounding our ability to continue to fund our operations raise substantial doubt about our ability to continue as a going concern. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 2 to the Notes to Condensed Consolidated Financial Statements for a further discussion of our liquidity and need to raise capital.

NASDAQ Delisting
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

On October 1, 2012, we received a new deficiency letter from NASDAQ regarding our noncompliance with NASDAQ’s audit committee membership requirements as a result of the death of our former director and Audit Committee member Gregory Barnhill. Consistent with applicable NASDAQ listing rules, NASDAQ granted us the following cure period to regain compliance with NASDAQ’s audit committee membership requirements: (i) until the earlier of our next annual meeting of stockholders or September 14, 2013, or (ii) if our next annual meeting of stockholders is held before March 13, 2013, until March 13, 2013..

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

On March 4, 2013, we received a Staff Delisting Determination from NASDAQ notifying us that NASDAQ had determined to delist our common stock from The NASDAQ Capital Market based upon our non-compliance with NASDAQ Listing Rule 5550(b)(1), which requires issuers to maintain stockholders’ equity of at least $2.5 million, unless we requested a hearing before the Listing Qualifications Panel (the ”Panel”) by March 11, 2013. We requested and were granted a hearing before the Panel, and on April 24, 2013, we received a determination from the NASDAQ Listing Qualifications Panel (the “Panel”) indicating that the Panel has granted our request for continued listing on The NASDAQ Capital Market pursuant to an extension through June 18, 2013 to evidence compliance with the minimum $2.5 million stockholders’ equity requirement and our ability to sustain compliance with the minimum threshold over the long term.

On May 15, 2013, we received a letter indicating that the Panel determined to delist our common stock from The NASDAQ Stock Market LLC. Trading in our securities on NASDAQ was suspended effective with the open of business on Friday, May 17, 2013. The suspension was the result of our determination that we would be unable to evidence compliance with the $2.5 million stockholders’ equity requirement for continued listing on The NASDAQ Capital Market, as set forth in NASDAQ Listing Rule 5550(b), by June 18, 2013, as required by the Panel’s decision in this matter.  Our common stock began trading on the OTC Markets’ OTCQB marketplace under the ticker symbol “PURE” commencing May 17, 2013.

Reclassification of Certain Debt
On January 25, 2013, we entered into a Letter Agreement with Morrison & Foerster LLP, or Morrison.  Under the terms of the Letter Agreement, we issued a Promissory Note, or the Note, in favor of Morrison in the principal amount of $1,125,000.  In consideration for the Note, Morrison agreed to waive $1,519,000 of amounts due and payable to Morrison for legal services rendered.  The Note bears interest at the rate of 7.5% per annum, but the then outstanding balance will accrue interest at the rate of 10% per annum upon the occurrence of an event of default (as defined in the Note).  Beginning March 31, 2013, and on or before the last business day of each calendar month thereafter, we are required to pay all accrued but unpaid interest on the then unpaid amount of outstanding principal.  Beginning on February 28, 2014, we are required to pay equal monthly principal installments of $47,000, plus interest. We may prepay the outstanding balance under the Note in full or in part at any time, which prepayment will result in a discount of the then outstanding balance as more fully described in the Note.   The Note will mature on February 28, 2016, unless accelerated pursuant to an event of default (as defined in the Note) or upon the consummation of a change of control (as defined in the Note).  In consideration for Morrison’s acceptance of the Note in lieu of payment for its legal services, we issued Morrison a warrant to purchase 375,000 shares of our common stock at an exercise price of $0.83 per share.

As a result of the Letter Agreement, we have reclassified the amount due and payable to Morrison from a current liability to long-term debt, except that any payments due under the Letter Agreement within twelve months from the date of the balance sheet will continue to be classified as a current liability.  As of April 30, 2013, $231,000 was due under the Letter Agreement within twelve months and classified as a current liability.

Corporate Governance Change
Effective May 17, 2013, we appointed Dave Pfanzelter as chairman of the board. Pfanzelter has been a member of the board since February 2013 and had previously served on the PURE Bioscience Advisory Panel. The position of chairman had been held by PURE’s president and CEO, Michael L. Krall, since 1993.

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

Research and Development
Our research and development activities are focused on leveraging our technology platform to develop additional proprietary products and applications. Research and development expense consists primarily of personnel and related costs, product registration expenses, and third-party testing. We expense research and development costs as incurred.

Other Income (Expense)
We record interest income, interest expense, change in derivative liabilities, as well as other non-operating transactions, as other income (expense) in our consolidated statements of operations.

Results of Operations

Fluctuations in Operating Results
Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our results of operations will be affected for the foreseeable future by several factors that may contribute to these periodic fluctuations, including fluctuations in the buying patterns of our current or potential customers for which we have no visibility, the mix of product sales including a change in the percentage of higher or lower margin formulations and packaging configurations of our products, the cost of product sales including component costs and contract labor as needed to meet fluctuations in demand not supportable by our existing workforce, our inability for any reason to be able to meet demand, the achievement and timing of research and development and regulatory milestones, unforeseen changes in expenses, including non-cash expenses such as the fair value of stock options granted, the calculation of which includes several variable assumptions, and unforeseen manufacturing or supply issues, among other issues. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a reliable indication of our future performance. As of the date of this filing, we are not aware of any trends in these factors or events or conditions that we believe are reasonably likely to impact our results of operations in the future.

Comparison of the Three Months Ended April 30, 2013 and 2012

Net Product Sales
Net product sales were $258,000 and $207,000 for the three months ended April 30, 2013 and 2012, respectively. The increase of $51,000 was primarily attributable to increased sales to two existing customers.

For the three months ended April 30, 2013, two individual customers each accounted for 10% or more of our net product sales. One customer accounted for 64% and the other for 10%. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows:  100% U.S. and 0% foreign.

For the three months ended April 30, 2012, one individual customer accounted for 10% or more of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows:  100% U.S. and 0% foreign.

Cost of Goods Sold
Cost of goods sold was $67,000 and $37,000 for the three months ended April 30, 2013 and 2012, respectively. The increase of $30,000 was attributable to increased net product sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 74% and 82% for the three months ended April 30, 2013 and 2012, respectively. This decrease in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the quarter ended April 30, 2012 as compared to the current quarter.

Selling, General and Administrative Expense
Selling, general and administrative expense was $1,464,000 and $1,557,000 for the three months ended April 30, 2013 and 2012, respectively. The decrease of $93,000 was primarily attributable to a decrease in legal fees, travel, non-cash stock option expense, and depreciation and amortization expense.  The decreases were partially offset by the fair value of stock issued and expenses incurred for investor relations services.

Research and Development Expense
Research and development expense was $304,000 and $439,000 for the three months ended April 30, 2013 and 2012, respectively. The decrease of $135,000 was primarily attributable to decreases in personnel costs and related expenses, and third-party research and testing activities.

Change in Derivative Liability
Change in derivative liability for the three months ended April 30, 2013 and 2012 was $30,000 and zero, respectively. The increase is due to the issuance of warrants with anti-dilution provisions during the year ended July 31, 2012.

Other (Expense) Income
Other income for the three months ended April 30, 2013 was $15,000 compared to expense of $3,000, in the prior year. The increase is primarily attributable to a $13,000 gain from the sale of silver inventory discussed above under “Notes to Condensed Consolidated Financial Statements – Note 5”.

Comparison of the Nine Months Ended April 30, 2013 and 2012

Net Product Sales
Net product sales were $631,000 and $685,000 for the nine months ended April 30, 2013 and 2012, respectively. The decrease of $54,000 was primarily attributable to a reduction in sales to one customer.

For the nine months ended April 30, 2013, two individual customers each accounted for 10% or more of our net product sales. One customer accounted for 56%, and another for 11%. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows:  92% U.S. and 8% foreign.

For the nine months ended April 30, 2012, one individual customer accounted for 10% or more of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows:  98% U.S. and 2% foreign.

Cost of Goods Sold
Cost of goods sold was $155,000 and $206,000 for the nine months ended April 30, 2013 and 2012, respectively. The decrease of $51,000 was primarily attributable to decreased net product sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 75% and 70% for the nine months ended April 30, 2013 and 2012, respectively. The increase in gross margin percentage was attributable to an inventory charge in the nine months ended April 30, 2012. Gross margin percentage, excluding the inventory charge, was 75% and 77% for the nine months ended April 30, 2013 and 2012, respectively. This decrease in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the nine months ended April 30, 2012 as compared to the current period.

Selling, General and Administrative Expense
Selling, general and administrative expense was $4,550,000 and $5,439,000 for the nine months ended April 30, 2013 and 2012, respectively. The decrease of $889,000 was primarily attributable to a decrease in legal fees of approximately $600,000, which were incurred in significant part as a result of our ongoing litigation with Richmont Sciences, LLC as well as the proxy contest that Richmont Corporation had initiated, as well as decreases in travel, and non-cash stock option, depreciation and amortization expense. The decreases were partially offset by the fair value of stock issued and expenses incurred for investor relations services.

Research and Development Expense
Research and development expense was $1,105,000 and $1,421,000 for the nine months ended April 30, 2013 and 2012, respectively. The decrease of $316,000 was primarily attributable to decreases in personnel and related costs, third-party research and testing activities, laboratory supplies and patent costs.

Change in Derivative Liability
Change in derivative liability for the nine months ended April 30, 2013 and 2012 was $270,000 and zero, respectively. The increase is due to the issuance of warrants with anti-dilution provisions during the year ended July 31, 2012, offset by a decrease related to the cancellation of the conversion feature associated with the secured convertible promissory notes that we issued in July 2012 in connection with the Bridge Loan.

Interest Expense
Interest expense for the nine months ended April 30, 2013 and 2012 was $591,000 and zero, respectively. The increase is primarily attributable to non-cash amortization of deferred financing costs and debt discounts related to the secured convertible promissory notes that we issued in July 2012 in connection with the Bridge Loan.

Other Expense
Other expense for the nine months ended April 30, 2013 and 2012 was $12,000 and $3,000, respectively. The increase is a result of $25,000 of expense attributable to the excess of the total cash outflows under the restructured Morrison debt, plus the expense related to the fair value of the warrant issued in conjunction with the debt, over the carrying amount of the Morrison payables prior to the restructuring. The increase was partially offset by a $13,000 gain from the sale of silver inventory discussed above.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through public and private offerings of securities, revenue from product sales and license agreements and proceeds from the sale of a division. We have a history of recurring losses, and as of April 30, 2013 we have incurred a cumulative net loss of $68,012,000.

On April 17 and April 24, 2013, we completed closings of a private placement pursuant to which we sold an aggregate of 1,000,000 shares of our common stock and warrants (the “Warrants”) to purchase an aggregate of 500,000 shares of the Company’s common stock.  The shares were sold at a per share purchase price of $0.40, resulting in approximately $400,000 in aggregate proceeds to the Company. We have used, and intend to continue to use, the remaining proceeds from the offering for working capital and general corporate purposes.  The Warrants have a term of three years from the inital exercise date, become exercisable six months after the date of issuance, and have an exercise price of $0.65 per share.

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

During the nine months ended April 30, 2013, there were no exercises of stock options or warrants.

As of April 30, 2013, we had $410,000 in cash and cash equivalents compared to $877,000 in cash and cash equivalents as of July 31, 2012. The net decrease in cash and cash equivalents was primarily attributable to proceeds from our issuance of common stock in the public offering and private placement noted above, partially offset by our repayment of amounts owed under the Bridge Loan and cash used in operations. Additionally, as of April 30, 2013, we had $1,539,000 of current liabilities, including $848,000 in accounts payable, compared to $3,637,000 of current liabilities, including $1,946,000 in accounts payable as of July 31, 2012. The net decrease in current liabilities and accounts payable were primarily attributable to repayment of the Bridge Loan and the reclassification of the amounts due to Morrison as long-term debt discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments”.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs through June 2013. The uncertainties surrounding our ability to continue to fund our operations raise substantial doubt about our ability to continue as a going concern.

Until we can generate significant cash from operations, we expect to continue to fund our operations with the proceeds of offerings of our equity and debt securities. However, we cannot assure you that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.  Further, any contracts or license arrangements we enter into to raise funds may require us to relinquish our rights to our products or technology, and we cannot assure you that we will be able to enter into any such contracts or license arrangements on acceptable terms, or at all.  Having insufficient funds may require us to delay or scale back our marketing, distribution and other commercialization activities or cease our operations altogether.

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

Terms of our product sales are generally FOB shipping point. Product sales are recognized when delivery of the products has occurred (which is generally at the time of shipment), title has passed to the customer, the selling price is fixed or determinable, collectability is reasonably assured and we have no further obligations. Any amounts received prior to satisfying these revenue recognition criteria are recorded as deferred revenue. We record product sales net of discounts at the time of sale and report product sales net of such discounts.

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

For purposes of testing impairment, we group our long-lived assets at the lowest level for which there are identifiable cash flows independent of other asset groups. Currently, there is only one level of aggregation for our intangible assets. We assess the impairment of long-lived assets, consisting of property, plant, equipment and finite-lived intangible assets primarily consisting of the worldwide patent portfolio of our silver ion technologies, annually, or whenever events or circumstances indicate that the carrying value may not be recoverable.  Examples of such events or circumstances include:

•	an asset group’s inability to continue to generate income from operations and positive cash flow in future periods;
•	loss of legal ownership or title to an asset;
•	significant changes in our strategic business objectives and utilization of the asset(s); and
•	the impact of significant negative industry or economic trends.

Additionally, on a quarterly basis we review the significant assumptions underlying our impairment assessment to determine that our previous conclusions remain valid. As part of our review, we consider changes in revenue growth rates, operating margins, working capital needs and other expenditures. We have not identified any asset groups where undiscounted cash flows were not substantially in excess of carrying value.

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

Changes in Our Controls
There were no changes in our internal controls over financial reporting during the three months ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs through the end of June 2013. The factors below raise substantial doubt about our ability to continue as a going concern.

We have a history of recurring losses, and as of April 30, 2013 we have incurred a cumulative net loss of approximately $68.0 million.

As of April 30, 2013, we had $410,000 in cash and cash equivalents, $1,539,000 of current liabilities, including $848,000 in accounts payable.  During the nine months ended April 30, 2013, our cash outflows for operating activities and for investments in patents and fixed assets were $3.7 million.

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

Until we can generate significant cash from operations, we expect to continue to fund our operations with the proceeds of offerings of our equity and debt securities. However, we cannot assure you that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.  Further, any contracts or license arrangements we enter into to raise funds may require us to relinquish our rights to our products or technology, and we cannot assure you that we will be able to enter into any such contracts or license arrangements on acceptable terms, or at all.  Having insufficient funds may require us to delay or scale back our marketing, distribution and other commercialization activities or cease our operations altogether.

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

We had a loss of $5.5 million for the nine months ended April 30, 2013, and a loss of $8.9 million for the year ended July 31, 2012. As of April 30, 2013, we have incurred a cumulative net loss of approximately $68.0 million. Although we expect to continue to have losses in future periods, we are unable to predict the extent of our future losses or when or if we will become profitable, and it is possible we will never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

As of April 30, 2013, in addition to 12,236,170 shares of common stock issued and outstanding, we had 511,880 shares reserved for issuance under equity compensation plans for vested and unvested stock options. We also had 1,342,454 shares reserved for issuance on the exercise of outstanding warrants.

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

From time to time, one or a small number of our customers may represent a significant percentage of our revenue. Our two largest customers accounted for 74% of our revenue for three months ending April 30, 2013. One customer accounted for 63% and the other for 11%. Although we have agreements with many of our customers, these agreements typically do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers to significantly reduce the amount of product ordered or license fees paid, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

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

We rely and expect in the future to continue to rely on a combination of patent, trademark, trade secret and copyright protections, as well as contractual restrictions, to protect the proprietary aspects of our technology and business.

Legal protections of our intellectual property and proprietary rights afford only limited protection. For instance, we currently own nine U.S. patents related to our SDC technology. The lives of these patents, and any patents that we may obtain in the future, are not indefinite, and the value to us of some or all of our patents may be limited by their terms. Further, although we have a number of U.S. and international patent applications pending, some or all of those applications may not result in issued patents, and the intellectual property claims therein would be unprotected. Additionally, obtaining and maintaining patent protection depends on our compliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements. Furthermore, the patent positions of bioscience companies can be highly uncertain and often involve complex legal, scientific and factual questions, and, therefore, we cannot predict with certainty whether we will be able to ultimately enforce our patents or other intellectual property rights. Third parties may challenge, invalidate or circumvent our patents and patent applications relating to our products, product candidates and technologies. In addition, our patent positions might not protect us against competitors with similar products or technologies because competing products or technologies may not infringe our patents.

From time to time, U.S. and other policymakers have proposed reforming the patent laws and regulations of their countries. In September 2011, after years of Congressional debate regarding patent reform legislation, President Obama signed into law the America Invents Act (the Act) considered by many to be the most substantial revision of U.S. patent law since 1952. The Act’s various provisions will go into effect over an 18-month period. The Act changes the current “first-to-invent” system to a system that awards a patent to the “first-inventor-to-file” for an application for a patentable invention. This change alters the pool of available materials that can be used to challenge patents and eliminates the ability to rely on prior research work in order to lay claim to patent rights. Disputes as to whether the first filer is in fact the true inventor will be resolved through newly implemented derivation proceedings. The Act also creates mechanisms to allow challenges to newly issued patents in the patent office in post-grant proceedings and new inter partes reexamination proceedings. Although many of the changes bring U.S. law into closer harmony with European and other national patent laws, the new bases and procedures may make it easier for competitors to challenge our patents, which could result in increased competition and have a material adverse effect on our product sales, business and results of operations. The changes may also make it harder to challenge third-party patents and place greater importance on being the first inventor to file a patent application on an invention.

In addition, to the extent that we operate internationally, the laws of foreign countries may not protect our proprietary rights to the same extent as the laws of the U.S. As stated above, many countries have a “first-to-file” trademark registration system, which may prevent us from registering or using our trademarks in certain countries if third parties have previously filed applications to register or have registered the same or similar trademarks. Additionally, changes in the patent and/or trademark laws or interpretations of such laws in the U.S. or other countries could diminish the value of our intellectual property rights. Moreover, our competitors may develop competing technologies that are not covered by the claims of, and therefore do not infringe upon, our issued patents, which could render our patents less valuable to us. If certain of our proprietary rights cannot be, or are not sufficiently, protected by patent and trademark registrations, it could have a material adverse impact on our business and our ability to commercialize or license our technology and products.

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

Our common stock is registered under the Exchange Act. It is therefore subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. Both the U.S. Congress and the SEC continue to issue new and proposed rules, and complying with existing and new rules has caused, and will continue to cause, us to devote significant financial and other resources to maintain our status as a public company. These regulatory costs and requirements will continue to increase our losses in future periods, and we expect that an increasing amount of management time and effort will be needed to meet our regulatory obligations. In addition, in April 2008 we obtained a listing of our common stock on The NASDAQ Capital Market, adding the additional cost and administrative burden of maintaining such a listing. Such costs significantly increased during the period between September 2011 and September 2012 due to a series of notices and a lengthy appeal process in connection with the potential delisting of our common stock from The NASDAQ Capital Market. However, NASDAQ delisted us and suspended trading in our securities effective with the open of business on Friday, May 17, 2013 as a result of our determination that we will be unable to evidence compliance with the $2.5 million stockholders’ equity requirement for continued listing on The NASDAQ Capital Market by June 18, 2013.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate our internal control systems and that management report on and attest to the adequacy of our internal controls. Recent SEC pronouncements suggest that in the next several years we may be required to report our financial results using new International Financial Reporting Standards, replacing GAAP, which would require us to make significant investments in training, hiring, consulting and information technology, among other investments. All of these and other reporting requirements and heightened corporate governance obligations that we face, or may face in the future, will further increase the cost to us, perhaps substantially, of remaining compliant with our obligations under the Exchange Act and other applicable laws, including the Sarbanes-Oxley Act and the Dodd-Frank Act of 2010. In order to meet these incremental obligations, we will need to invest in our corporate and accounting infrastructure and systems, and acquire additional services from third party auditors and advisors. As a result of these requirements and investments, we may incur significant additional expenses and may suffer a significant diversion of management’s time. There is no guarantee that we will be able to continue to meet these obligations in a timely manner. If we fail to do so, we could be subject to sanctions or investigation by regulatory authorities such as the SEC. Any such actions could adversely affect the market price of our common stock, perhaps significantly.

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

In addition, on May 17, 2013, we announced that our former Chief Financial Officer, Peter Wulff, separated from the Company. Mr. Wulff also previously served as our Principal Financial Officer and our Principal Accounting Officer. Mr. Wulff’s last day at the Company was May 13, 2013. Effective May 14, 2013, Michael L. Krall was appointed as our Interim Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer and will serve in such positions until a permanent Chief Financial Officer is appointed. This management transition could result in disruptions to our business and could cause our operations to suffer. Additionally, effective May 17, 2013, the Board appointed Dave Pfanzelter as Chairman of the Board, thereby splitting the Chairman and Chief Executive Officer roles to enhance our corporate governance structure.

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

Effective February 6, 2013, the Board appointed Dave Pfanzelter to serve as a director of the Company.  Following the appointment of Mr. Pfanzelter, the Board consists of six directors, four of whom are independent within the meaning of the SEC rules. Effective May 17, 2013, the Board appointed Mr. Pfanzelter as Chairman of the Board. We anticipate additional changes to the composition of our Board and the committees thereof in the near term. However, we may not be able to identify, attract and retain qualified and suitable candidates for seats on our Board and certain Board committees who meet the requirements set forth in the settlement agreement and applicable SEC rules in a timely manner, or at all. If we are unable to do so, we could be subject to litigation relating to the settlement agreement or sanctions by applicable regulatory authorities. Further, even if we do identify and successfully attract new directors to serve on our Board, such transition in the composition of our Board and its committees could result in inefficiencies in Board activity, disagreements regarding our business models or other operational strategies, and disruptions to our business.

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

Risks Related to our Common Stock

*We failed to meet applicable NASDAQ Stock Market requirements and as a result we delisted our stock from The NASDAQ Capital Market, which could adversely affect the market liquidity of our common stock and harm our businesses.

On May 15, 2013, we received a letter indicating that the NASDAQ Listing Qualifications Panel (the “Panel”) determined to delist our common stock from The NASDAQ Stock Market LLC. Trading in our securities on NASDAQ was suspended effective with the open of business on Friday, May 17, 2013. The suspension was the result of the our determination that we would be unable to evidence compliance with the $2.5 million stockholders’ equity requirement for continued listing on The NASDAQ Capital Market, as set forth in NASDAQ Listing Rule 5550(b), by June 18, 2013, as required by the Panel’s decision in this matter. On May 17, 2013, our common stock began trading on the OTC Markets’ OTCQB marketplace under the ticker symbol “PURE”. We continue to file periodic reports with the Securities and Exchange Commission in accordance with the requirements of Section 12(g) of the Securities Exchange Act of 1934, as amended.

Our delisting from the NASDAQ Capital Market and commencement of trading on the OTCQB Marketplace has resulted and may continue to result in a reduction in some or all of the following, each of which could have a material adverse effect on our stockholders:

•	the liquidity of our common stock;
•	the market price of shares of our common stock;
•	our ability to obtain financing for the continuation of our operations;
•	the number of institutional and other investors that will consider investing in shares of our common stock;
•	the number of market markers in shares of our common stock;
•	the availability of information concerning the trading prices and volume of shares of our common stock; and
•	the number of broker-dealers willing to execute trades in shares of our common stock.

Following the delisting of our common stock from The NASDAQ Capital Market, our common stock is deemed to be “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

As a result of the delisting of our common stock from the NASDAQ, shares of our common stock are subject to the so-called “penny stock” rules as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

Broker-dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stock. Moreover, broker-dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. Such requirements may discourage broker-dealers from effecting transactions in our common stock, which could limit the market price and liquidity of our common stock.

The price of our common stock may be volatile, which may cause investment losses for our stockholders.

The price and trading volume of our common stock have historically been volatile. For example, in the twelve months through April 30, 2013, the closing market price of our common stock ranged from $0.50 per share to $3.60 per share, and the monthly trading volume varied from approximately 298,000 shares to 11,042,000 shares. The market price of our common stock may continue to be volatile and could fluctuate substantially due to many factors, including, among others, the following:

•	actual or anticipated fluctuations in our results of operations;
•
the determination that our shares of common stock are “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, likely resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

•	the sale by us of our common or preferred stock or other securities, or the anticipation of sales of such securities;
•	the trading volume of our common stock, particularly if such volume is light;
•	the trading market of our common stock;
•	the introduction of new products or services, or product or service enhancements by us or our competitors;
•	developments with respect to our or our competitors’ intellectual property rights or regulatory approvals or denials;
•	announcements of significant acquisitions or other agreements by us or our competitors;
•	sales or anticipated sales of our common stock by our insiders (management and directors);
•	conditions and trends in our industry;
•	changes in our pricing policies or the pricing policies of our competitors;
•	changes in the estimation of the future size and growth of our markets; and
•	general economic conditions.

In addition, the stock market in general, the OTCQB, and the market for shares of novel technology and biotechnology companies in particular, have experienced extreme price and volume fluctuations that in some cases may be unrelated or disproportionate to the operating performance of those companies. Further, the market prices of bioscience companies’ stock have been unusually volatile in recent periods, and such volatility may continue for the foreseeable future. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In addition, this volatility could adversely affect an investor’s ability to sell shares of our common stock, and/or the available price for such shares, at any given time.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 1, 2013, we issued 250,000 shares of our common stock, with a value of $160,000, in connection with a one-year service agreement for investor relations services. See Note 11 to the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information.

Item 6.  Exhibits

An Exhibit Index has been attached as part of this report and is incorporated herein by reference.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecember
PURE BIOSCIENCE, INC.

Date:	June 14, 2013	By:	/s/ MICHAEL L. KRALL
Michael L. Krall, President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

3.1		Certificate of Incorporation of Pure Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)
3.1.1		Certificate of Amendment to Certificate of Incorporation of Pure Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)
3.2		Bylaws of Pure Bioscience, Inc. (incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)
3.2.1		Amendment to Bylaws of Pure Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)
4.1		Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on April 23, 2013)
10.1
Securities Purchase Agreement, dated as of April 16, 2013, between Pure Bioscience, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on April 23, 2013)

10.2
Registration Rights Side Letter Agreement, dated as of April 16, 2013, between Pure Bioscience, Inc. and Harmony Bioscience, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on April 23, 2013)

10.3
Securities Purchase Agreement, dated as of April 24, 2013, between Pure Bioscience, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on April 29, 2013)

10.4
Registration Rights Side Letter Agreement, dated as of April 23, 2013, between Pure Bioscience, Inc. and Sentinel Capital Solutions, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on April 29, 2013)

31.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at April 30, 2013 and July 31, 2012; (ii) Consolidated Statements of Operations for the three and nine months ended April 30, 2012 and 2013; (iii) Consolidated Statements of Cash Flows for the nine months ended April 30, 2012 and 2013; and (iv) Notes to Consolidated Financial Statements.

*      This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of Pure Bioscience, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**      Furnished, not filed.