Form 10-K
period 2013-07-31
PURE BIOSCIENCE, INC.
filed 2013-10-24
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file No. 001-14468

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates, as of the last day of the registrant’s second quarter, was approximately $8,793,004 (computed on the basis of the closing price of the common stock on the OTCQB Bulletin Board on January 31, 2013).

As of October 24, 2013, there were 23,389,896 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

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

PART I

Item 1. Business

We are focused on developing and commercializing our proprietary antimicrobial products that provide solutions to the health and environmental challenges of pathogen and hygienic control. Our technology platform is based on patented stabilized ionic silver, and our initial products contain silver dihydrogen citrate, or SDC. SDC is a broad-spectrum, non-toxic antimicrobial agent that is manufactured as a liquid delivered in various concentrations. We currently manufacture and distribute SDC-based disinfecting and sanitizing products, which are registered by the Environmental Protection Agency, or EPA. We also manufacture and sell SDC-based formulations to manufacturers for use as a raw material ingredient in the production of personal care products. We believe our technology platform has potential application in a number of industries. We intend to focus our current resources on providing food safety solutions to the food industry.

Recent Corporate Developments

New Board of Directors and Management Team

On August 13, 2013, the following managerial and corporate governance changes occurred to create a new Board of Directors, or Board, and management team:

•	Michael L. Krall, Donna Singer, and Dennis Brovarone resigned as members of the Board;

•	Michael L. Krall, Donna Singer, and Dennis Atchley resigned all positions respectively held by them as officers of the Company;

•	Dave Pfanzelter was appointed by the Board to be the Chairman of the Board;

•	Dave Pfanzelter was appointed by the Board to serve as Interim Chief Executive Officer;

•	Gary D. Cohee was appointed by the Board to serve as a member of the Board; and

•	Peter C. Wulff was appointed by the Board to serve as Chief Financial Officer, Chief Operating Officer, and Corporate Secretary.

As previously disclosed on our Form 8-K filed on July 25, 2013, on July 22, 2013, Jon Carbone and Paul Maier resigned as directors of the Company and as members of the Audit and Compensation Committees.

On September 10, 2013, the Board appointed Henry R. Lambert to serve as Chief Executive Officer and a member of the Board. In connection with the hiring of Henry R. Lambert to serve as our Chief Executive Officer, Dave Pfanzelter resigned his position as our Interim Chief Executive Officer. Mr. Pfanzelter will continue to render significant services to us and will continue to serve as our Chairman of the Board.

In October 2013, we appointed three additional members to the Board; Dr. David Theno, Jr., Craig Culver and William Otis. The Board now consists of six members who provide professional experience in business and finance; food science and food safety; and foodservice and food manufacturing.

New Corporate Strategy

As a result of a comprehensive business review by our new Board and management team, in August 2013, we announced a new business strategy focused on near-term commercialization of our SDC-based products to provide solutions for food safety across various segments of the food industry. As part of this new business strategy, we intend to license, outsource or shed other non-core competencies and operating activities. We believe we have sufficient resources, and the relevant experience in sales and marketing, product development and production to execute our food safety solutions business strategy.

Our near-term focus is to drive customer adoption in the food industry by addressing food safety solutions across the supply chain in order to prevent or mitigate food contamination or the potential for food-borne illness with a specific customer focus in foodservice providers, food processors and food manufacturers.

Additionally, we will, on a limited basis, seek to license and/or collaborate with strategic business partners who have the demonstrated relevant experience and resources necessary to commercialize our SDC technology platform in their industries which have a high need for pathogen and hygiene control.

NASDAQ Delisting

On May 17, 2013 our common stock was delisted from The NASDAQ Capital Market and began trading on the OTCQB Marketplace under the ticker symbol “PURE”. We continue to file periodic reports with the Securities and Exchange Commission in accordance with the requirements of Section 12(g) of the Securities Exchange Act of 1934, as amended.

Technology Platform

The foundation of our technology platform is a proprietary electrochemical process that allows us to generate ionized silver in the presence of organic acid. This process creates a solution containing stabilized ionic silver that can function as an antimicrobial. Our current products all contain SDC, which is produced by ionizing silver in citric acid. SDC is a natural, non-toxic, non-caustic, colorless, odorless antimicrobial agent that formulates well with other compounds. We believe that SDC is distinguished from other products in the marketplace because of its fast acting and superior efficacy against bacteria, viruses and fungi and its beneficial toxicity profile. We have also produced ionic silver-based molecular entities using other organic acids, and we believe these compounds may provide a platform for future product development.

Business Strategy

Our goal is to become a sustainable company by commercializing our proprietary technology platform to deliver leading antimicrobial products through our sales and marketing efforts focused on the food industry and through licensing collaborations in other industries.

Key aspects of our new business strategy include:

•	Expanding sales and distribution for currently marketed products into the food industry with a focus on foodservice operators, food manufacturers and food processors;

•	Establishing strategic alliances to maximize the commercial potential of our technology platform;

•	Developing additional proprietary products and applications; and

•	Protecting and enhancing our intellectual property.

In addition to our current products addressing food safety, we seek to leverage our technology platform through licensing collaborations to develop new products and enter into new markets that could potentially generate multiple sources of revenue.

Products

We manufacture and sell (i) SDC-based products for end use, (ii) products preserved with SDC and (iii) SDC as a raw material ingredient for manufacturing use. Our current products are as follows:

Product Name	Product Use	EPA Registration
PURE Complete Solution:
PURE® Hard Surface	Disinfectant and sanitizer	SDC3A
PURE Multi-Purpose Cleaner Concentrate	Cleaner	Not applicable

Axen® 30	Disinfectant	Axen30
Axenohl®	Raw material ingredient	Axenohl
Silvérion®	Raw material ingredient	Not applicable

PURE Complete Solution

Our PURE Complete Solution is comprised of PURE® Hard Surface and a concentrated cleaning product that was launched as a companion product to PURE® Hard Surface. The PURE Complete Solution offers a comprehensive, cost-effective and user-friendly cleaning, disinfecting and sanitizing product line to end-users including our targeted foodservice, food manufacturing and food processing customers. We can also target this product to hospital and medical care facilities; janitorial service providers and the distributors that supply them.

PURE® Hard Surface Disinfectant and Sanitizer (Ready-to-Use)

PURE® Hard Surface is our SDC-based, patented and EPA-registered, ready-to-use hard surface disinfectant and food contact surface sanitizer. We manufacture both consumer and commercial versions of the product. PURE Hard Surface combines high efficacy and low toxicity with 30-second bacterial and viral kill times and 24-hour residual protection. The product completely kills resistant pathogens such as MRSA and Carbapenem-resistant Klebsiella pneumoniae (NDM-1), and effectively eliminates dangerous fungi and viruses including HIV, Hepatitis B, Hepatitis C, Norovirus, Influenza A, Avian Influenza and H1N1. It also eradicates hazardous food pathogens such as E. coli, Salmonella, Campylobacter and Listeria. PURE® Hard Surface delivers broad-spectrum efficacy yet remains classified as least-toxic by the EPA. The active ingredient, SDC, has been designated as Generally Recognized as Safe, or GRAS, for use on food processing equipment, machinery and utensils.

PURE Multi-Purpose Cleaner Concentrate (End-User Dilutable)

PURE® Multi-Purpose Cleaner, is an environmentally responsible cleaning product that is protected by SDC. SDC ensures the quality and safety of PURE® Multi-Purpose Cleaner without human or environmental exposure to toxic chemical preservatives. PURE® Multi-Purpose Cleaner is non-toxic and non-flammable and contains no EDTA, phosphates, ammonia or bleach as well as no VOCs or NPEs. PURE Multi-Purpose Cleaner provides professional strength cleaning in a concentrate formula that yields a 1:96 – 1:256 use dilution that is safe for use on all resilient surfaces, including floors, glass and food contact surfaces.

Axen® 30 (Ready-to-Use)

Axen®30 is our patented and EPA-registered hard surface disinfectant and is a predecessor ready-to-use product to PURE® Hard Surface. Axen30 is currently sold on a limited basis by distributors under their respective private labels which we intend to phase out.

Axenohl® (Raw Material Ingredient)

Axenohl® is our patented and EPA-registered SDC-based antimicrobial formulation for use as a raw material ingredient in the manufacturing of EPA-registered products. Axenohl is a colorless, odorless and stable solution that provides fast acting efficacy against bacteria, viruses and fungi when manufactured into consumer and commercial disinfecting and sanitizing products.

SILVÉRION® (Raw Material Ingredient)

SILVÉRION® is our patented SDC-based antimicrobial formulation for use as a raw material ingredient in the manufacturing of personal care products. It can be used as either an active ingredient or a preservative. SILVÉRION is a colorless, odorless and stable solution that provides ionic silver in a water-soluble form. It provides fast acting efficacy at low concentrations against a broad-spectrum of bacteria, viruses, yeast and molds. SILVÉRION is currently sold outside of the United States in various personal care products.

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

Toxicity Categories

The EPA categorizes the toxicity of antimicrobial products from Category I to Category IV. The following table shows the EPA toxicity categories and required signal words.

Toxicity Category	Signal Word
I	DANGER, POISON
II	WARNING
III	CAUTION
IV	None required

SDC3A is a Category IV product for which no signal words are required.

Axen30 Registration

Axen®30 is a hard surface disinfectant and is a predecessor product to SDC3A. It offers similar broad-spectrum efficacy but longer kill times. Axen30 is not approved for use on food contact surfaces. Axen30 is currently sold on a limited basis by distributors under their respective private labels which we intend to phase out.

Axenohl Registration

Axenohl is registered as a raw material ingredient for the manufacturing of EPA-registered products and as such does not carry specific efficacy claims.

Intellectual Property

Our policy is to pursue patents, pursue trademarks, maintain trade secrets and use other means to protect our technology, inventions and improvements that are commercially important to the development of our business.

We have applied for U.S. and foreign patent protection for our SDC technology. Currently, we own ten U.S. issued patents and have received notices of the allowance of grant for two of our U.S. patent applications. Approximately twenty-six patents have been issued outside of the U.S. and we own approximately ten patents pending around the world. The expiration dates for our ten U.S. issued patents begin in 2018 and end in 2030. In September 2013, we decided to abandon pending and issued patents in non-strategic international territories. Future patent prosecution and defense efforts are intended primarily for North America, Europe, and Mexico.

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

Further, we own the registered trademarks or pending trademark applications for PURE Bioscience®, Powered by SDC Ag+®, PURE®, Staph Attack®, Staphacide®, Axenohl®, Axen®, Silvérion®, Kinderguard®, Cruise Control®, Nutripure™, Elderguard®, and Critterguard®. In addition, we have applications for other trademarks pending around the world, which may or may not be granted.

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

GRAS Status as Contact Biocide

A committee of independent experts critically reviewed efficacy and toxicity data for SDC and the SDC-based PURE® ™ Hard Surface disinfectant and food contact surface sanitizer. The committee found no evidence that SDC demonstrates a hazard to the public when used as a contact biocide on food contact surfaces and food-use utensils. The committee, therefore, concluded such use to be generally recognized as safe, consistent with the EPA registration, allowing for use on food manufacturing and processing equipment and food preparation surfaces.

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

Research and Development

We recognize the importance of innovation to our long-term success. A key aspect of our business strategy is to leverage our technology platform to develop additional proprietary products and applications. We are focused on the development of end use products and raw material formulations derived from our technology platform. We conduct our primary research and development activities in-house and use third-party laboratories to conduct independent testing. We also engage development partners to perform research and development activities at their own expense for specific products and processes using SDC. Amounts spent on research and development activities during the fiscal years ended July 31, 2013 and 2012 were $1,325,000 and $1,863,000, respectively.

We have developed several new SDC-based products, including a dilutable sanitizer and virucide, and skin cleansing wipes. In addition, we may continue to develop or may develop with strategic partners various other SDC-based product candidates including a dilutable food contact surface sanitizer, hard surface disinfecting wipes, formulations for industrial biofilm control, high level disinfectants, agriculture treatments, food processing aids, food additives and preservatives as well as medical products.

Sales and Marketing

Overview

A critical aspect of our business strategy is to leverage the industry experience of our internal sales force and management team in order to maximize the commercial potential of our technology platform in the food industry. During 2013, we strengthened our internal sales and marketing capability by adding to our team experienced food industry sales professionals and our chief executive officer and board members who have significant food industry management experience.

According to the CDC, FDA and other food industry sources, food contamination and food-borne illnesses have been increasing. We believe our focus on food safety is addressing a significant need to provide safe non-toxic and effective solutions to mitigate the increase of food contamination and food-borne illnesses. We believe our products can be used effectively to prevent or mitigate the risk of food contaminants in various stages of the food supply chain. Our current sales and marketing efforts include demonstrating our SDC products’ effectiveness as a hard surface disinfectant and sanitizer for:

1.	Foodservice operators – e.g. food preparation and cooking surfaces; consumer eating and common areas; and drink and ice dispensers.

2.	Food manufacturers and processors – e.g. food production and transportation equipment.

We intend to expand our market penetration in the food industry based on future product development and regulatory efforts to offer our SDC technology as a direct food contact processing aid where it is applied as a wash for produce, meat and poultry as an intervention to prevent or kill various food-borne pathogens.

Our sales team is actively developing customer relationships with certain segments of foodservice operators, food processors and food manufacturers. Due to both the technical nature of our products and existence of established brands, the sales cycle to secure a new customer is long and unpredictable. We have recently conducted numerous successful product evaluation trials and comparative testing of our SDC-based products with prospective customers, which we believe in will result in future revenue. We believe our products provide superior pathogen and hygiene control performance characteristics as compared to legacy chemical products, which also have higher toxicity profiles than our SDC-based products.

In addition to our direct sales and marketing efforts, we intend to selectively form partnerships with industry leaders for a variety of uses and applications of our products and technology. These partnerships may be for both U.S. and international markets where we believe we may leverage the product development, sales and marketing resources of business partners to commercialize our SDC technology in their respective markets.

A significant portion of our historical revenues were generated by an international chemical distributor who sold our SDC-based formulations to other manufacturers for use as a raw material ingredient in the production of personal care products. Other historical revenues were primarily to U.S. distributors who sold our SDC-based products into the consumer and industrial janitorial and sanitization market.

Sales Concentration

Net product sales were $820,000 and $812,000 for the years ended July 31, 2013 and 2012, respectively. For the year ended July 31, 2013, three customers accounted for 69% of our net product sales and no other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 86% U.S. and 14% foreign. For the year ended July 31, 2012, two customers accounted for 67% of our net product sales and no other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 92% U.S. and 8% foreign.

From time to time, one or a small number of our customers may represent a significant percentage of our revenue. Our three largest customers accounted for 69% of our revenue for year ending July 31, 2013. One customer accounted for 46%, another for 12%, and the other for 11%. Although we have agreements with many of our customers, these agreements typically do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers to significantly reduce the amount of product ordered or license fees paid, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

Competition

The markets for SDC, our SDC-based products and each of its potential applications are highly competitive. We have a number of competitors that vary in size, scope and breadth of products offered. Such competitors include some of the largest global corporations, and most of our competitors have significantly greater financial resources than we do. We expect to face additional competition from other competitors in the future.

Because SDC is a new antimicrobial technology, our success will depend, in part, upon our ability to achieve a share of our target markets at the expense of established and future products. Even where SDC may have technological competitive advantages over competing products, we, our partners or our distributors, will need to invest significant resources in order to attempt to displace traditional technologies sold by, what are in many cases, well-known industry leaders.

Manufacturing

We manufacture and package our disinfectant and sanitizing products as well as raw material ingredient formulations at our corporate headquarters in El Cajon, California. We have previously outsourced manufacturing and packaging operations to third parties, and may do so in the future where it is economically and/or logistically advantageous, and/or provides redundant product sourcing for our customers.

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

Although states do not generally impose substantive requirements different from those of the EPA, each state in which our products are sold requires registration and payment of a fee. California and certain other states have adopted additional regulatory programs applicable to these types of products that, in some cases, impose a fee on total product sales in the state.

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

Requirements Imposed by the FDA and USDA

Various laws and regulations have been enacted by federal, state, local and foreign jurisdictions regulating certain products we anticipate manufacturing and selling for controlling microbial growth on foods. In the United States, these requirements generally are administered by the U.S. Food and Drug Administration (“FDA”). However, the U.S. Department of Agriculture and EPA also may share in regulatory jurisdiction of antimicrobials applied directly to food.

Regulation Outside the United States

The commercialization of SDC-based products in countries other than the U.S. may require that we, or companies with whom we partner for such foreign commercialization, obtain necessary approvals from foreign regulatory authorities comparable to the EPA, among others. Applicable approval processes and ongoing requirements vary from country to country and may involve more time and expense than that required to obtain approvals in the U.S. In international markets, we currently sell our products under active registrations held by us, or by our distributors. We intend to continue to process registrations ourselves or through distributors as required.

We currently hold a registration from Health Canada for our disinfectant product. A third-party distributor holds a registration for our disinfectant products in South Africa. Other third-party distributors are actively pursuing registrations for our disinfectant products in Italy and various Asian markets. Additionally, an opinion has been granted under the Scientific Committee on Consumer Products to sell SDC in the European Union for use in cosmetics, which includes personal care products.

Employees

As of October 24, 2013, we employed 13 regular full-time employees. We believe that we have been successful in attracting skilled and experienced personnel, but competition for personnel is intense and there can be no assurance that we will be able to attract and retain qualified personnel in the future. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

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

Item 1A. Risk Factors

You should carefully consider the following information about risks and uncertainties that may affect us or our business, together with the other information appearing elsewhere in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto. If any of the following events, described as risks, actually occur, either alone or taken together, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment in our securities. An investment in our securities is speculative and involves a high degree of risk. You should not invest in our securities if you cannot bear the economic risk of your investment for an indefinite period of time and cannot afford to lose your entire investment. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

Risks Related to Our Business and Industry

As a result of our historical lack of financial liquidity, we may not have sufficient working capital to fund our planned operations or be able to continue as a going concern, and, as a result, we will need to raise additional capital in the future in order to continue operating our business and developing new products and technologies, which capital may not be available on acceptable terms or at all.

We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months. The factors below raise substantial doubt about our ability to continue as a going concern.

We have a history of recurring losses, and as of July 31, 2013 we have incurred a cumulative net loss of approximately $70.2 million.

As of July 31, 2013, we had $32,000 in cash and cash equivalents, $2,153,000 of current liabilities, including $1,134,000 in accounts payable. During the year ended July 31, 2013, our cash outflows for operating activities and for investments in patents and fixed assets were $4.1 million.

Our capital requirements will depend on many factors, including, among others:

•	the acceptance of, and demand for, our products:

•	the timing and success of executing our business strategy;

•	our success and that of our strategic partners in developing and selling products derived from our technology;

•	the costs of further developing our existing, and developing new, products or technologies;

•	the extent to which we invest in new technology, testing and product development;

•	the timing of vendor payments and the collection of receivables, among other factors affecting our working capital;

•	the exercise of outstanding options or warrants to acquire our common stock;

•	the number and timing of acquisitions and other strategic transactions in which we participate, if any; and

•	the costs associated with the continued operation, and any future growth, of our business.

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

We had a loss of $7.7 million for the year ended July 31, 2013, and a loss of $8.9 million for the year ended July 31, 2012. As of July 31, 2013, we have incurred a cumulative net loss of approximately $70.2 million. Although we expect to continue to have losses in future periods, we are unable to predict the extent of our future losses or when or if we will become profitable, and it is possible we will never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

If outstanding options and warrants to purchase shares of our common stock are exercised, the interests of our stockholders could be diluted

As of July 31, 2013, in addition to 12,569,503 shares of common stock issued and outstanding, we had 443,755 shares reserved for issuance under equity compensation plans for vested and unvested stock options. We also had 1,434,121 shares reserved for issuance on the exercise of outstanding warrants.

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

A loss of one or more of our key customers could adversely affect our business.

From time to time, one or a small number of our customers may represent a significant percentage of our revenue. Our three largest customers accounted for 69% of our revenue for year ending July 31, 2013. One customer accounted for 46%, another for 12%, and the other for 11%. Although we have agreements with many of our customers, these agreements typically do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers to significantly reduce the amount of product ordered or license fees paid, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

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

We have limited experience in the sales, marketing and distribution of our products. While we previously relied primarily on product distribution arrangements and/or sales and marketing services provided by third parties, we have now developed and obtained registration by the Environmental Protection Agency, or EPA, of our proprietary brand, PURE® Hard Surface disinfectant and food contact surface sanitizer, and have resumed direct control of our sales of this product through a restructuring of our sales strategy and operations. Our new sales and marketing strategy requires that we enact various operational changes in our business, including making significant investments in our own sales and marketing organization. We intend to market and sell our PURE® Hard Surface and related SDC-based products into consumer, commercial and institutional markets through both traditional and alternative distribution channels. We have commenced the launch of a multi-channel national sales program, which involves our development of an internal team of industry sales experts to manage each of our key channels and our deployment of contract sales representatives within each of those channels. Our current sales and marketing strategies and programs may not be successful, and we may not be able to establish the sales, marketing, and distribution capabilities necessary to directly control and manage these aspects of our operations. If we are not able to successfully sell, market and distribute these products directly, we may seek to establish product distribution arrangements with third parties, which may not be available on terms acceptable to us, if at all.

We may rely on third parties to develop SDC-based products, and they may not do so successfully or diligently.

We may rely in part, on third parties to whom we license rights to our technology to develop and commercialize products containing SDC for many of the applications for which we believe SDC-based products have, or may have, market opportunities.

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

In addition to its use on hard surfaces, we are pursuing potential applications of our SDC technology as a broad-spectrum antimicrobial for use in direct contact processing aid where it is applied as a wash for produce, meat and poultry as an intervention to prevent or kill various food-borne pathogens. Any product that may be developed in these fields may be delayed or may never achieve regulatory approval or be commercialized. Delays in achieving regulatory approvals for particular applications of our products could significantly impact our product development costs. If indications are commercialized, we may not receive a share of future revenues that provides an adequate return on our historical or future investment.

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

Some potential applications of SDC, such as those aimed at healthcare, veterinary and certain food preparation markets, may require approval of other government agencies prior to marketing or sale in the U.S. or in foreign markets, such as the U.S Food and Drug Administration, or FDA, or the United States Department of Agriculture, or USDA. Obtaining FDA and/or USDA approval is a complicated and expensive process and such approvals may never be obtained for any SDC products. If FDA and/or USDA approvals are obtained, the approvals may limit the uses for which SDC products may be marketed such that they may not be profitable to us, and the applicable products would be subject to pervasive and continuing regulation by the FDA and/or USDA that could lead to withdrawal or limitation of any product approvals.

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

Our common stock is registered under the Exchange Act. It is therefore subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. Both the U.S. Congress and the SEC continue to issue new and proposed rules, and complying with existing and new rules has caused, and will continue to cause, us to devote significant financial and other resources to maintain our status as a public company. These regulatory costs and requirements will continue to increase our losses in future periods, and we expect that an increasing amount of management time and effort will be needed to meet our regulatory obligations. In addition, in April 2008 we obtained a listing of our common stock on The NASDAQ Capital Market, adding the additional cost and administrative burden of maintaining such a listing. Such costs significantly increased during the period between September 2011 and September 2012 due to a series of notices and a lengthy appeal process in connection with the potential delisting of our common stock from The NASDAQ Capital Market. However, NASDAQ delisted us and suspended trading in our securities effective with the open of business on Friday, May 17, 2013 as a result of our determination that we would be unable to evidence compliance with the $2.5 million stockholders’ equity requirement for continued listing on The NASDAQ Capital Market by June 18, 2013. On May 17, 2013 our common stock began trading on the OTCQB marketplace.

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

If we are unable to build and integrate our new management team, our business could be harmed.

As previously announced on our Form 8-K filed with the SEC on August 20, 2013 and as described elsewhere in this Report, on August 13, 2013, Michael L. Krall, Donna Singer, and Dennis Atchley resigned all positions respectively held by them as officers of the Company and as members of the Board. Mr. Krall previously served as our Chief Executive Officer and interim Chief Financial Officer and on the Board. Ms. Singer served as our Executive Vice President and as a member of the Board and Mr. Atchley served as Corporate Secretary. Simultaneously with the resignations, Dave Pfanzelter was appointed by the Board to serve as Interim Chief Executive Officer and Chairman of the Board, Peter C. Wulff was appointed by the Board to serve as Chief Financial Officer, Chief Operating Officer, and Corporate Secretary and Gary D. Cohee was appointed by the Board to serve as a member of the Board.

Subsequently on September 10, 2013, the Board appointed Henry R. Lambert to serve as Chief Executive Officer and a member of the Board. In connection with the hiring of Henry R. Lambert to serve as our Chief Executive Officer, Dave Pfanzelter resigned his position as our Interim Chief Executive Officer, but continues to serve as a member of the Board.

In October 2013, we appointed three additional members to the Board; Dr. David Theno, Jr., Craig Culver and William Otis.

Our success depends largely on the execution of our business strategy by our management team. Management will be evaluating how to best execute our near-term strategy to drive customer adoption in the food industry by addressing food safety solutions across the supply chain in order to prevent or mitigate food contamination or the potential for food-borne illness – with specific customer focus in foodservice providers, food processors and food manufacturers. However, we cannot assure you that management will succeed in driving customer adoption in the food industry or generally execute on our business strategy in the near-term or at all, which could harm our business and financial prospects. Further, integrating new management into existing operations may be challenging. If we are unable to effectively integrate our new management, our operations and prospects could be harmed.

We depend on key personnel for our continued operations and future success, and a loss of certain key personnel could significantly hinder our ability to move forward with our business plan.

Our success depends largely upon the continued services of our executive officers and other key personnel. Our executive officers and key personnel could terminate their employment with us at any time without notice and without penalty.

We do not maintain key person life insurance policies on our executive officers or other employees. The loss of one or more of our executive officers or key employees could seriously harm our business, results of operations, financial condition, and/or the market price of our common stock. We cannot assure you that in such an event we would be able to recruit qualified personnel able to replace these individuals in a timely manner, or at all, on terms acceptable to either us or to any qualified candidate.

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

We have recently had significant changes to the composition of our Board of Directors.

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

Effective February 6, 2013, the Board appointed Dave Pfanzelter to serve as a director of the Company. Effective May 17, 2013, the Board appointed Mr. Pfanzelter as Chairman of the Board. On August 13, 2013, Michael L. Krall, Donna Singer, and Dennis Brovarone resigned as members of the Board. Subsequently on September 10, 2013, the Board appointed Henry R. Lambert to serve as Chief Executive Officer and a member of the Board. In October 2013, the Board appointed three additional members to the Board; Dr. David Theno, Craig Culver and Bill Otis. Following such resignations and appointments, the Board consists of six directors, four of whom are independent within the meaning of SEC rules.

The transition in the composition of our Board and its committees may result in inefficiencies in Board activity, disagreements regarding our business models or other operational strategies, and disruptions to our business, which may have an adverse effect on our business strategy and results of operations.

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

At July 31, 2013, we had federal and California tax net operating loss carry-forwards of approximately $75.5 million and $66.8 million, respectively. Utilization of these net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code as well as similar state provisions. These ownership changes may limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since our formation, we have raised capital through the issuance of capital stock on several occasions (both before and after our initial public offering in 1996) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future based upon subsequent disposition. While we believe that we have not experienced an ownership change, the pertinent tax rules related thereto are complex and subject to varying interpretations, and thus the applicable taxing authorities may take an alternative position.

Our current federal tax loss carry-forwards began expiring in the year ended July 31, 2011 and, unless previously utilized, will completely expire in the year ending July 31, 2032. The balance of our current federal net operating loss carry-forwards will expire between July 31, 2018 and July 31, 2032. Our California tax loss carry-forwards will begin to expire in the year ending July 31, 2014, and will completely expire in the year ending July 31, 2032. If we are unable to earn sufficient profits to utilize the carry-forwards by these dates, they will no longer be available to offset future profits, if any.

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

Risks Related to Our Intellectual Property

If we are unable to obtain, maintain or defend the patent and other intellectual property rights relating to our technology, we or our collaborators and distributors may not be able to develop and market proprietary products based on our technology, which would have a material adverse impact on our results of operations.

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

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to protect our rights to, or use, our technology.

If we choose to go to court to stop someone else from using the inventions claimed in our patents, that individual or company has the right to ask the court to rule that these patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and would consume time and other resources even if we were successful in stopping the infringement of these patents. In addition, there is a risk that the court will decide that these patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our rights to these patents.

Furthermore, a third party may claim that we are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our products. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we are infringing the third party’s patents and would order us to stop the activities covered by the patents. In addition, there is a risk that a court will order us to pay the other party damages for having violated the other party’s patents. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods of use either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, and we may not be able to do this. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

Because some patent applications in the United States may be maintained in secrecy until the patents are issued, patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our issued patents or our pending applications or that we were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications and could further require us to obtain rights to issued patents covering such technologies. If another party has filed a United States patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the PTO, to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our United States patent position with respect to such inventions.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property, which could limit our ability to compete.

We may rely in part on trade secret protection in order to protect our proprietary trade secrets and unpatented know-how. However, trade secrets are difficult to protect, and we cannot be certain that others will not develop the same or similar technologies on their own. We have taken steps, including entering into confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors, to protect our trade secrets and unpatented know-how. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. We also typically obtain agreements from these parties which provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets or know-how. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the biotechnology food, chemical and pharmaceutical industries, we employ individuals who were previously employed at other biotechnology, food, chemical or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Risks Related to our Common Stock

We failed to meet applicable NASDAQ Stock Market requirements and as a result we delisted our stock from The NASDAQ Capital Market, which could adversely affect the market liquidity of our common stock and harm our businesses.

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

The price and trading volume of our common stock have historically been volatile. For example, in the twelve months through July 31, 2013, the closing market price of our common stock ranged from $0.32 per share to $3.39 per share, and the monthly trading volume varied from approximately 447,000 shares to 11,063,000 shares. The market price of our common stock may continue to be volatile and could fluctuate substantially due to many factors, including, among others, the following:

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease a facility in El Cajon, California covering a total of approximately 15,000 square feet. This is our only facility and it includes our corporate offices, research and development laboratory, manufacturing operations and warehouse. Our current lease on this facility expires in December 2014.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information About Our Common Stock

Our common stock is approved for quotation on the OTC Markets’ OTCQB marketplace under the symbol “PURE.” The OTC QB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTC QB securities are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to the national stock exchanges and any prices quoted may not be a reliable indication of the value of our common stock. On May 17, 2013 our common stock was delisted from The NASDAQ Capital Market and began trading on the OTCQB Marketplace under the ticker symbol “PURE”.

On October 22, 2013, the closing price of our common stock reported on the OTCQB was $1.65 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices of our common stock, as reported on the OTCQB. All per share information of our common stock has been adjusted to reflect the application of the reverse stock that we effected on August 14, 2012.

	High	Low
Year Ended July 31, 2013
First Quarter	$3.57	$0.90
Second Quarter	$1.25	$0.61
Third Quarter	$0.86	$0.48
Fourth Quarter	$0.60	$0.30

	High	Low
Year Ended July 31, 2012
First Quarter	$8.40	$5.04
Second Quarter	$5.60	$2.56
Third Quarter	$4.24	$1.78
Fourth Quarter	$3.99	$2.00

Holders

As of October 22, 2013, we had approximately 160 holders of record of our common stock. This does not include beneficial owners holding common stock in street name.

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

Recent Sales of Unregistered Securities

On October 14 and October 16, 2013, we completed closings of a private placement pursuant to which we sold 2,441,270 shares of our common stock. The shares of common stock issued in this offering were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) (previously 4(2)) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The shares were sold at a per share purchase price of $0.75 per share, resulting in approximately $1.83 million in aggregate proceeds to the Company. In this offering, we carefully considered the exemption from registration offered under Section 4(a)(2) of the Securities Act, and integration issues with respect to the offering due to us having a registration statement (File No. 333-186394) on file with the SEC since February 1, 2013, which has not been declared effective (the “Registration Statement”). In this analysis, we relied on the guidance set forth in the SEC’s Compliance and Disclosure Interpretations, Securities Act Section, Question and Answer 139.25 and in Securities Act Release No. 8828 (August 10, 2007) concerning integration issues implicated by concurrent public and private offerings of securities (the “Interpretive Guidance”). There were 28 investors who purchased shares in the private placement, each of whom represented to us to be an accredited investor at the time of the offer and sale of the shares. Gary Cohee, a member of our Board, confirmed that four of the investors came to the offering through introduction and direct contact by Mr. Cohee, and such investors were not solicited by means of the Registration Statement. These investors have a previous relationship with Mr. Cohee. Mr. Cohee did not participate in a general solicitation or general advertising (as those terms are used Regulation D under the Securities Act) with respect to the offering. Fifteen of the investors came to the offering through introduction and direct contact by Bibicoff & MacInnis, Inc. (“Bibicoff”), our investor relations firm, and were not solicited by means of the Registration Statement. Bibicoff had a previous relationship with each of the investors and Bibicoff did not participate in a general solicitation or general advertising (as those terms are used Regulation D under the Securities Act) with respect to the offering. Bibicoff is not a registered broker-dealer and merely introduced the investors to us. Six investors came to the offering through direct contact by our Chief Financial Officer, Peter Wulff, who had a previous relationship with such investors and were not solicited by means of the Registration Statement. Mr. Wulff did not participate in a general solicitation or general advertising (as those terms are used Regulation D under the Securities Act) with respect to the offering. Three investors came to the offering through direct contact by our one of our customers, Tom Lee, who had a previous relationship with such investors and were not solicited by means of the Registration Statement. This service provider did not participate in a general solicitation or general advertising (as those terms are used Regulation D under the Securities Act) with respect to the offering. Additionally, as part of this financing, we granted certain registration rights, under which we agreed to file a registration statement covering the resale of the shares of common stock sold in this financing.

On October 23, 2013, we issued 305,833 shares of unregistered common stock, in exchange for previous services provided, valued at $257,750, to Mr. Cohee for investor relations and financial advisors services, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act. The shares were issued to Mr. Cohee and/or his affiliates for financial advisor services. In this offering, we carefully considered the exemption from registration offered under Section 4(a)(2) of the Securities Act, and integration issues with respect to the offering due to us having the Registration Statement on file with the SEC. In this analysis we relied on the Interpretive Guidance. Mr. Cohee came to know of this offering solely from being a director of the Company and providing the Company with investor relations and financial advisor services. We did not participate in any general solicitation with respect to shares of common stock offered and sold pursuant to this offering.

The following transactions occurred on August 13, 2013:

•

(a) We completed a private placement pursuant to which we sold 5,500,000 shares of our common stock. The shares were sold at a per share purchase price of $0.20, resulting in approximately $1,100,000 in aggregate proceeds to the Company. We have used, and intend to continue to use, the remaining proceeds from the offering for working capital and general corporate purposes. The shares of common stock issued in this offering were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. In this offering, we carefully considered the exemption from registration offered under Section 4(a)(2) of the Securities Act, and integration issues with respect to the offering due to us having the Registration Statement on file with the SEC. In this analysis we relied on the Interpretive Guidance. There were 22 investors who purchased shares in the private placement, each of whom represented to us to be an accredited investor at the time of the offer and sale of the shares. Mr. Cohee confirmed that five of the investors came to the offering through introduction and direct contact by Mr. Cohee and were not solicited by means of the Registration Statement. These investors had a previous relationship with Mr. Cohee. Mr. Cohee did not participate in a general solicitation or general advertising (as those terms are used Regulation D under the Securities Act) with respect to the offering. Six of the investors came to the offering through direct contact by one of our long-time stockholders, who had a previous relationship with such investors and were not solicited by means of the Registration Statement. This long-time stockholder did not participate in a general solicitation or general advertising (as those terms are used Regulation D under the Securities Act) with respect to the offering. Ten of the investors came to the offering through introduction and direct contact by Bibicoff and were not solicited by means of the Registration Statement. Bibicoff had a previous relationship with each of the investors and Bibicoff did not participate in a general solicitation or general advertising (as those terms are used Regulation D under the Securities Act) with respect to the offering. One investor came to the offering through direct contact by our Chief Financial Officer, Peter Wulff, who had a previous relationship with the investor and was not solicited by means of the Registration Statement. Mr. Wulff did not participate in a general solicitation or general advertising (as those terms are used Regulation D under the Securities Act) with respect to the offering. A number of investors also were stockholders in the Company prior to the offering, were previous investors in the Company and/or had a preexisting relationship with the Company. Additionally, as part of this financing, we granted certain registration rights, under which we agreed to file a registration statement covering the resale of the shares of common stock sold in this financing.

•	(b) On August 13, 2013 we entered into a services agreement with Pillar Marketing Group, Inc. (“Pillar”). The Services Agreement provides, among other things, that Pillar shall serve as our exclusive provider of general advisory services regarding corporate finance, capital raising activities, merger and acquisition transactions, and other related endeavors. Pillar is to be paid the sum of $25,000 per month plus, upon consummation of any transaction involving either (i) the acquisition, merger, or combination, or similar transaction of or with another company; or, (ii) a transaction which results in the Company “Up Listing”, as that term is commonly defined in a business context, we are to issue Pillar that number of our shares of our common stock which equals to three percent (3%) of our issued and outstanding shares determined on a fully diluted basis post-transaction. Pillar also received $150,000 for certain corporate reorganization activities previously provided. Additionally, pursuant to the services agreement with Pillar and for corporate reorganization services previously provided by Pillar, we issued 550,000 shares of unregistered common stock (300,000 shares for certain corporate reorganization services previously provided and 250,000 for general advisory services pursuant to the services agreement), with a value of $385,000, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act. In this offering, we carefully considered the exemption from registration offered under Section 4(a)(2) of the Securities Act, and integration issues with respect to the offering due to us having the Registration Statement on file with the SEC. In this analysis we relied on the Interpretive Guidance. We have a preexisting relationship with Pillar for corporate finance, capital raising activities, merger and acquisition transactions, and other related services. We did not participate in any general solicitation with respect to shares of common stock offered and sold pursuant to this offering and Pillar was not solicited by means of the Registration Statement. Additionally, as part of this issuance, we granted certain drag-along registration rights, under which we agreed to include the shares of common stock issued in this financing in a future registration statement.

•	(c) We issued 300,000 shares of unregistered common stock, with a value of $210,000, for investor relations, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act. The shares were issued to Bibicoff for investor relations services. In this offering, we carefully considered the exemption from registration offered under Section 4(a)(2) of the Securities Act, and integration issues with respect to the offering due to us having the Registration Statement on file with the SEC. In this analysis we relied on the Interpretive Guidance. Additionally, we have a preexisting relationship with Bibicoff for investor relations activities and Bibicoff has previously provided investor relations services to the Company. We did not participate in any general solicitation with respect to shares of common stock offered and sold pursuant to this offering.

•	(d) We issued 250,000 shares of unregistered common stock, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act, with a value of $175,000, for corporate finance and restructuring activities to Wulff Services Inc. (“Wulff Services”). Wulff Services is primarily owned by our current Chief Financial Officer and Chief Operation Officer, Peter C. Wulff. In this offering, we carefully considered the exemption from registration offered under Section 4(a)(2) of the Securities Act, and integration issues with respect to the offering due to us having the Registration Statement on file with the SEC. In this analysis we relied on the Interpretive Guidance. Wulff Services came to know of this offering solely from the efforts of Mr. Wulff, one of our executive officers, who is the primary stockholder of Wulff Services. Further, Mr. Wulff already had a relationship with the Company prior to us filing the Registration Statement. The offer and sale of the shares was made to Wulff Services for corporate finance and restructuring activities. Neither us nor Mr. Wulff participated in any general solicitation with respect to shares of common stock offered and sold pursuant to this offering.

•	(e) We issued 300,000 shares of common stock, with a value of $210,000, to Donna Singer, per Ms. Singer’s separation agreement, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act. Ms. Singer was the Company’s Executive Vice President and served as a member of the Board. The shares were issued solely in connection with Ms. Singer’s separation agreement and the Company made no general solicitation or general advertising (as those terms are used Regulation D under the Securities Act) and such purchase was not solicited by means of the Registration Statement. In this offering, we carefully considered the exemption from registration offered under Section 4(a)(2) of the Securities Act, and integration issues with respect to the offering due to us having the Registration Statement on file with the SEC. In this analysis we relied on the Interpretive Guidance. Additionally, as part of this issuance, we granted certain registration rights with respect to the shares issued to Ms. Singer.

•	(f) We issued 850,000 shares of common stock, with a value of $595,000, to Michael L. Krall, per Mr. Krall’s separation agreement, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act. Mr. Krall was the Company’s Chief Executive and served as a member of the Board. The shares were issued solely in connection with Mr. Krall’s separation agreement and the Company made no general solicitation or general advertising (as those terms are used Regulation D under the Securities Act) and such purchase was not solicited by means of the Registration Statement. In this offering, we carefully considered the exemption from registration offered under Section 4(a)(2) of the Securities Act, and integration issues with respect to the offering due to us having the Registration Statement on file with the SEC. In this analysis we relied on the Interpretive Guidance. Additionally, as part of this issuance, we granted certain registration rights with respect to the shares issued to Mr. Krall.

On June 26 and July 10, 2013, we completed the initial and second closings of a private placement pursuant to which we sold an aggregate of 183,333 shares of our common stock and warrants to purchase an aggregate of 91,667 shares of our common stock. The shares were sold at a per share purchase price of $0.30, resulting in approximately $55,000 in aggregate proceeds to us. The Warrants have a three-year term, are immediately exercisable, and have an exercise price of $0.50 per share. The shares of common stock and warrants issued in this offering were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. In this offering, we carefully considered the exemption from registration offered under Section 4(a)(2) of the Securities Act, and integration issues with respect to the offering due to us having the Registration Statement on file with the SEC. In this analysis we relied on the Interpretive Guidance. There were 2 investors who purchased shares in the private placement, each of whom represented to us to be an accredited investor at the time of the offer and sale of the shares. Each of the investors were existing investors in the Company prior to filing of the Registration Statement. We did not participate in a general solicitation or general advertising (as those terms are used Regulation D under the Securities Act) with respect to the offering and the investors were not solicited by means of the Registration Statement. Additionally, as part of this financing, we granted certain registration rights, under which we agreed to file a registration statement covering the resale of the shares of common stock sold in this financing, as well as those shares issuable upon exercise of the warrants.

On May 23, 2013 we issued common stock to Liolios Group, Inc. (“Liolios”) as a settlement for past investor relations services provided by Liolios and in exchange for future services. We issued 150,000 shares of common stock, with a value of $71,000, for these services, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act. In this offering, we carefully considered the exemption from registration offered under Section 4(a)(2) of the Securities Act, and integration issues with respect to the offering due to us having the Registration Statement on file with the SEC. In this analysis we relied on the Interpretive Guidance. Liolios came to know of this offering solely from its relationship as a service provider of investor relations services to the Company, which originated prior to the filing of the Registration Statement. We made no general solicitation or general advertising (as those terms are used Regulation D under the Securities Act) and such purchase was not solicited by means of the Registration Statement. Additionally, as part of this financing, we granted certain registration rights, under which we agreed to file a registration statement covering the resale of the shares of common stock issued in this financing

On April 17 and April 24, 2013, we completed the initial and second closings of a private placement pursuant to which we sold an aggregate of 1,000,000 shares of our common stock and warrants to purchase an aggregate of 500,000 shares of our common stock. The shares were sold at a per share purchase price of $0.40, resulting in approximately $400,000 in aggregate proceeds to us. The warrants have a term of three years from the initial exercise date, become exercisable six months after the date of issuance, and have an exercise price of $0.65 per share. In this offering, we carefully considered the exemption from registration offered under Section 4(a)(2) of the Securities Act, and integration issues with respect to the offering due to us having the Registration Statement on file with the SEC. In this analysis we relied on the Interpretive Guidance. There were 2 investors who purchased shares in the private placement, each of whom represented to us to be an accredited investor at the time of the offer and sale of the shares. Each of the investors were existing investors in the Company prior to filing the Registration Statement. We did not participate in a general solicitation or general advertising (as those terms are used Regulation D under the Securities Act) with respect to the offering and the investors were not solicited by means of the Registration Statement. Additionally, as part of this financing, we granted certain registration rights, under which we agreed to file a registration statement covering the resale of the shares of common stock sold in this financing, as well as those shares issuable upon exercise of the warrants.

On March 1, 2013, we entered into a one-year service agreement for investor relations services with Pillar. We issued 250,000 shares of our common stock, with a value of $160,000, for these services to Pillar, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act. In this offering, we carefully considered the exemption from registration offered under Section 4(a)(2) of the Securities Act, and integration issues with respect to the offering due to us having the Registration Statement on file with the SEC. In this analysis we relied on the Interpretive Guidance. Pillar came to know of this offering solely from its relationship as a service provider of investor relations services to the Company, which originated prior to the filing of the Registration Statement. The Company made no general solicitation or general advertising (as those terms are used Regulation D under the Securities Act) and such purchase was not solicited by means of the Registration Statement. Additionally, as part of this financing, we granted certain registration rights, under which we agreed to file a registration statement covering the resale of the shares of common stock issued in this financing.

For additional information of sales of unregistered securities subsequent to year ended July 31, 2013 read Note 13 to the Notes to Condensed Consolidated Financial Statements in Part IV, Item 15 of this report.

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

The discussion in this section contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “would” or “will” or the negative of these terms or other comparable terminology, but their absence does not mean that a statement is not forward-looking. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which could cause our actual results to differ from those projected in any forward-looking statements we make. Several risks and uncertainties we face are discussed in more detail under “Risk Factors” in Part I, Item 1A of this Annual Report or in the discussion and analysis below. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments, except as required by law. The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

Unless otherwise noted, all information in this Item 7 regarding share amounts of our common stock and prices per share of our common stock has been adjusted to reflect the application of the one-for-eight reverse stock split of our common stock that we effected on August 14, 2012, as further described below, on a retroactive basis.

Overview

Company Overview

We are focused on developing and commercializing our proprietary antimicrobial products that provide solutions to the health and environmental challenges of pathogen and hygienic control. Our technology platform is based on patented stabilized ionic silver, and our initial products contain silver dihydrogen citrate, or SDC. SDC is a broad-spectrum, non-toxic antimicrobial agent that is manufactured as a liquid delivered in various concentrations. We currently manufacture and distribute SDC-based disinfecting and sanitizing products, which are registered by the Environmental Protection Agency, or EPA. We also manufacture and sell SDC-based formulations to manufacturers for use as a raw material ingredient in the production of personal care products. We believe our technology platform has potential application in a number of industries. We intend to focus our current resources on providing food safety solutions to the food industry.

Our goal is to become a sustainable company by commercializing our proprietary technology platform to deliver leading antimicrobial products through our sales and marketing efforts focused on the food industry and through licensing collaborations in other industries. Our current products are as follows:

Product Name	Product Use	EPA Registration
PURE Complete Solution:
PURE® Hard Surface	Disinfectant and sanitizer	SDC3A
PURE Multi-Purpose Cleaner Concentrate	Cleaner	Not applicable
Axen® 30	Disinfectant	Axen30
Axenohl®	Raw material ingredient	Axenohl
Silvérion®	Raw material ingredient	Not applicable

PURE Complete Solution

Our PURE Complete Solution is comprised of PURE® Hard Surface and a concentrated cleaning product that was launched as a companion product to PURE® Hard Surface. The PURE Complete Solution offers a comprehensive, cost-effective and user-friendly cleaning, disinfecting and sanitizing product line to end-users including our targeted foodservice, food manufacturing and food processing customers. We can also target this product to hospital and medical care facilities; janitorial service providers and the distributors that supply them.

PURE® Hard Surface Disinfectant and Sanitizer (Ready-to-Use)

PURE® Hard Surface is our SDC-based, patented and EPA-registered, ready-to-use hard surface disinfectant and food contact surface sanitizer. We manufacture both consumer and commercial versions of the product. PURE Hard Surface combines high efficacy and low toxicity with 30-second bacterial and viral kill times and 24-hour residual protection. The product completely kills resistant pathogens such as MRSA and Carbapenem-resistant Klebsiella pneumoniae (NDM-1), and effectively eliminates dangerous fungi and viruses including HIV, Hepatitis B, Hepatitis C, Norovirus, Influenza A, Avian Influenza and H1N1. It also eradicates hazardous food pathogens such as E. coli, Salmonella, Campylobacter and Listeria. PURE Hard Surface delivers broad-spectrum efficacy yet remains classified as least-toxic by the EPA. The active ingredient, SDC, has been designated as Generally Recognized as Safe, or GRAS, for use on food processing equipment, machinery and utensils.

PURE Multi-Purpose Cleaner Concentrate (End-User Dilutable)

PURE® Multi-Purpose Cleaner, is an environmentally responsible cleaning product that is protected by SDC. SDC ensures the quality and safety of PURE Multi-Purpose Cleaner without human or environmental exposure to toxic chemical preservatives. PURE Multi-Purpose Cleaner is non-toxic and non-flammable and contains no EDTA, phosphates, ammonia or bleach as well as no VOCs or NPEs. PURE Multi-Purpose Cleaner provides professional strength cleaning in a concentrate formula that yields a 1:96 – 1:256 use dilution that is safe for use on all resilient surfaces, including floors, glass and food contact surfaces.

Axen® 30 (Ready-to-Use)

Axen®30 is our patented and EPA-registered hard surface disinfectant and is a predecessor ready-to-use product to PURE® Hard Surface. Axen30 is currently sold on a limited basis by distributors under their respective private labels and which we intend to phase out.

Axenohl® (Raw Material Ingredient)

Axenohl® is our patented and EPA-registered SDC-based antimicrobial formulation for use as a raw material ingredient in the manufacturing of EPA-registered products. Axenohl is a colorless, odorless and stable solution that provides fast acting efficacy against bacteria, viruses and fungi when manufactured into consumer and commercial disinfecting and sanitizing products.

SILVÉRION® (Raw Material Ingredient)

SILVÉRION® is our patented SDC-based antimicrobial formulation for use as a raw material ingredient in the manufacturing of personal care products. It can be used as either an active ingredient or a preservative. SILVÉRION is a colorless, odorless and stable solution that provides ionic silver in a water-soluble form. It provides fast acting efficacy at low concentrations against a broad-spectrum of bacteria, viruses, yeast and molds. SILVÉRION is currently sold outside of the United States in various personal care products.

We were incorporated in the state of California in August 1992 as Innovative Medical Services. In September 2003, we changed our name to Pure Bioscience. In March 2011, we reincorporated in the state of Delaware under the name “Pure Bioscience, Inc.” We operate in one business segment.

Recent Developments

New Board of Directors and Management Team

On August 13, 2013, the following managerial and corporate governance changes occurred to create a new Board of Directors, or Board, and management team:

•	Michael L. Krall, Donna Singer, and Dennis Brovarone resigned as directors of the Company by mutual agreement with the Company. Mr. Brovarone served on our Compensation Committee.

•	Michael L. Krall, Donna Singer, and Dennis Atchley resigned all positions respectively held by them as officers of the Company by mutual agreement with the Company.

•

The terms of Mr. Krall’s, Ms. Singer’s, and Mr. Brovarone’s separation agreements are as follows: Mr. Krall and Ms. Singer received a onetime separation payment of $150,000 and $45,000, respectively; Mr. Brovarone received $91,332, payable in 60 monthly installments of $1,600, commencing 120 days after the separation date; Mr. Krall is entitled to receive a cash severance of $540,000 payable over an eighteen month period; Ms. Singer is entitled to receive a cash severance of $204,000 payable over a twelve month period; Mr. Krall received 850,000 unregistered shares of common stock, valued at $595,000; Ms. Singer received 300,000 unregistered shares of common stock, valued at $210,000; and Mr. Krall and Ms. Singer will continue to receive health insurance coverage over the terms of their respective severance periods. Medical and dental insurance for Mr. Krall and his dependents will cost the Company $19,933 over the eighteen month severance period. Medical and dental insurance for Ms. Singer and her dependents will cost the Company $17,819 over the twelve month severance period.

•	The Board of Directors of the Company, or the Board, appointed Dave Pfanzelter to serve as a member of the Board and to be its Chairman of the Board. His appointment was immediately effective as of August 13, 2013. Mr. Pfanzelter previously served on the Company’s Board from February 6, 2013 until his separation on July 19, 2013.

•	The Board appointed Dave Pfanzelter to serve as Interim Chief Executive Officer. His appointment was immediately effective as of August 13, 2013.

•	The Board appointed Peter C. Wulff to serve as Chief Financial Officer, Chief Operating Officer, and Corporate Secretary. With his appointment, Mr. Wulff will also serve as the Company’s Principal Financial Officer and Principal Accounting Officer. His appointment was immediately effective as of August 13, 2013. Mr. Wulff previously served as the Company’s Chief Financial Officer from November 5, 2012 until his separation on May 13, 2013.

•	The Board appointed Gary D. Cohee to serve as a member of the Board. His appointment was immediately effective as of August 13, 2013. Mr. Cohee will serve on the Audit Committee of the Board.

As previously disclosed on our Form 8-K filed on July 25, 2013, on July 22, 2013, Jon Carbone and Paul Maier resigned as directors of the Company and as members of the Audit and Compensation Committees.

On September 10, 2013, the Board appointed Henry R. Lambert to serve as Chief Executive Officer. His appointment was effective as of and on September 16, 2013. In connection with the hiring of Henry R. Lambert to serve as the Company’s Chief Executive Officer, Dave Pfanzelter resigned his position as our Interim Chief Executive Officer. Mr. Pfanzelter’s resignation coincided with Mr. Lambert’s start date, September 16, 2013. Mr. Pfanzelter will continue to render significant services to the Company and will continue to serve as the Company’s Chairman of the Board.

On September 10, 2013, the Board appointed Henry R. Lambert to serve as a member of the Board. His appointment is effective as of and on September 16, 2013.

On October 1, 2013, the Board appointed Dr. David Theno, Jr. to serve as a member of the Board. His appointment was immediately effective as of October 1, 2013.

On October 3, 2013, the Board appointed Craig C. Culver to serve as a member of the Board. His appointment was immediately effective as of October 3, 2013.

On October 8, 2013, the Board appointed William Otis to serve as a member of the Board. His appointment was immediately effective as of October 8, 2013.

Liquidity & Going Concern Uncertainty

Since our inception, we have financed our operations primarily through public and private offerings of securities, and revenue from product sales and license agreements. We have a history of recurring losses, and as of July 31, 2013 we have incurred a cumulative net loss of $70,171,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of July 31, 2013, we had $32,000 in cash and cash equivalents, and $2,153,000 of current liabilities, including $1,134,000 in accounts payable. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months. The uncertainties surrounding our ability to continue to fund our operations raise substantial doubt about our ability to continue as a going concern.

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

On June 26 and July 10, 2013, we completed the initial and second closings of a private placement pursuant to which we sold an aggregate of 183,333 shares of our common stock and warrants to purchase an aggregate of 91,667 shares of our common stock. The shares were sold at a per share purchase price of $0.30, resulting in approximately $55,000 in aggregate proceeds to us. The Warrants have a three-year term, are immediately exercisable, and have an exercise price of $0.50 per share.

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

On March 4, 2013, we received a Staff Delisting Determination from NASDAQ notifying us that NASDAQ had determined to delist our common stock from The NASDAQ Capital Market based upon our non-compliance with NASDAQ Listing Rule 5550(b)(1), which requires issuers to maintain stockholders’ equity of at least $2.5 million, unless we requested a hearing before the Listing Qualifications Panel (the “Panel”) by March 11, 2013. We requested and were granted a hearing before the Panel, and on April 24, 2013, we received a determination from the NASDAQ Listing Qualifications Panel (the “Panel”) indicating that the Panel has granted our request for continued listing on The NASDAQ Capital Market pursuant to an extension through June 18, 2013 to evidence compliance with the minimum $2.5 million stockholders’ equity requirement and our ability to sustain compliance with the minimum threshold over the long term.

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

As a result of the Letter Agreement, we have reclassified the amount due and payable to Morrison from a current liability to long-term debt, except any payments due under the Letter Agreement within twelve months from the date of the balance sheet which will continue to be classified as a current liability. As of July 31, 2013, $368,000 was due under the Letter Agreement within twelve months and classified as a current liability.

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

Cost of Goods Sold

Cost of goods sold for product sales includes direct and indirect costs to manufacture products, including materials consumed, manufacturing overhead, shipping costs, salaries, benefits, reserved inventory, and related expenses of operations. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

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

Results of Operations – Comparison of the Years Ended July 31, 2013 and 2012

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our results of operations will be affected for the foreseeable future by several factors that may contribute to these periodic fluctuations, including fluctuations in the buying patterns of our current or potential customers for which we have no visibility, the mix of product sales including a change in the percentage of higher or lower margin formulations and packaging configurations of our products, the cost of product sales including component costs and contract labor as needed to meet fluctuations in demand not supportable by our existing workforce, our inability for any reason to be able to meet demand, the achievement and timing of research and development and regulatory milestones, unforeseen changes in expenses, including non-cash expenses such as the fair value of stock options granted, the calculation of which includes several variable assumptions, and unforeseen manufacturing or supply issues, among other issues. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a reliable indication of our future performance. As of the date of this filing, other than the impact of our change in corporate strategy, we are not aware of any trends in these factors or events or conditions that we believe are reasonably likely to impact our results of operations in the future.

Net Product Sales

Net product sales were $820,000 and $812,000 for the years ended July 31, 2013 and 2012, respectively. The increase of $8,000 was primarily attributable to sales fluctuations within our existing customer base. Our top three customers accounted for $565,000 of net product sales for the year ended July 31, 2013.

For the year ended July 31, 2013, three individual customers accounted for 69% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 86% U.S. and 14% foreign.

For the year ended July 31, 2012, two individual customers accounted for 67% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 92% U.S. and 8% foreign.

Cost of Goods Sold

Given our current focus on near term commercialization of the SDC-based products used to provide solutions for food safety industry, we believe there is no net realizable value for numerous current product configurations. Therefore, as of our fiscal year ended July 31, 2013, we established an inventory reserve, or Reserve, for $347,000. The majority of the reserve relates to components such as, plastic bottles, spray triggers, miscellaneous plastics, and numerous corrugated cardboard configurations.

Cost of goods sold was $565,000 and $264,000 for the years ended July 31, 2013 and 2012, respectively. The increase of $301,000 was primarily attributable to the Reserve discussed above. Cost of goods sold excluding the Reserve was $218,000 and $264,000 for the years ended July 31, 2013 and 2012, respectively. The decrease of $46,000 was primarily attributable to a $64,000 inventory charge in the prior fiscal year for costs incurred by us to rework certain finished goods inventory, as well as a write-off of certain packaging inventory.

Gross margin, as a percentage of net product sales, or gross margin percentage, was 31% and 67% for the years ended July 31, 2013 and 2012, respectively. Gross margin percentage, excluding the Reserve and the prior year inventory charge, was 73% and 75% for the years ended July 31, 2013 and 2012, respectively. The decrease in gross margin percentage was primarily attributable to the sale of lower margin formulations and packaging configurations of our products during the year ended July 31, 2013 as compared to prior year.

Selling, General and Administrative Expense

Selling, general and administrative expense was $5,718,000 and $7,439,000 for the years ended July 31, 2013 and 2012, respectively. The decrease of $1,721,000 was primarily attributable to a decrease in legal fees of approximately $800,000, which were incurred in significant part as a result of our ongoing litigation with Richmont Sciences, LLC as well as the proxy contest that Richmont Corporation had initiated, as well as decreases in travel, board of director fees, and depreciation and amortization expense. There were also reductions in stock option expense related to employees, directors, and consultants supporting our Selling, General and Administrative functions. The combined decreases were partially offset by the fair value of stock issued and expenses incurred for investor relations services.

Research and Development Expense

Research and development expense was $1,325,000 and $1,863,000 for the years ended July 31, 2013 and 2012, respectively. The decrease of $538,000 was primarily attributable to decreases in personnel and related costs, third-party research and testing activities, laboratory supplies and patent costs.

Impairment of Patents

Due to the significant changes in our strategic business objectives and utilization of our assets, we have determined cost associated with the pending patent applications in numerous foreign geographic locations have been impaired. As a result, during our year ended July 31, 2013, we reduced the carrying value of our patents and recorded a $551,000 patent impairment.

Change in Derivative Liability

Change in derivative liability for the years ended July 31, 2013 and 2012 was $268,000 and $11,000, respectively. The increase is due to the issuance of warrants with anti-dilution provisions during the year ended July 31, 2012 and the conversion features associated with the secured convertible promissory notes that we issued in July 2012 in connection with the Bridge Loan.

Interest Expense, net

Interest expense for the year ended July 31, 2013 was $593,000 compared to $144,000 for the year ended July 31, 2012. The increase is primarily attributable to non-cash amortization of deferred financing costs and debt discounts related to the secured convertible promissory notes that we issued in July 2012 in connection with the Bridge Loan.

Other (Expense) Income, net

Other expense for the year ended July 31, 2013 and 2012 was $7,000 and $3,000, respectively. The increase is a result of $25,000 of expense attributable to the excess of the total cash outflows under the restructured Morrison debt, plus the expense related to the fair value of the warrant issued in conjunction with the debt, over the carrying amount of the Morrison payables prior to the restructuring. The increase was partially offset by a $18,000 gain from the sale of silver inventory.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of July 31, 2013 we have incurred a cumulative net loss of $70,171,000.

On June 26 and July 10, 2013, we completed the initial and second closings of a private placement pursuant to which we sold an aggregate of 183,333 shares of our common stock and warrants to purchase an aggregate of 91,667 shares of our common stock. The shares were sold at a per share purchase price of $0.30, resulting in approximately $55,000 in aggregate proceeds to us. The warrants have a three-year term, are immediately exercisable, and have an exercise price of $0.50 per share.

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

In April 2011, we entered into a sales agreement with an investment banking firm. Under the terms of the sales agreement, we were permitted to offer and sell shares of our common stock having an aggregate offering price of up to $7,000,000. The sales were made, from time to time, through the investment bank in “at the market” offerings as defined by the SEC and were made pursuant to our then-effective shelf registration statement previously filed with the SEC, which expired on May 8, 2012. During the year ended July 31, 2012, we sold 167,136 shares of our common stock under the sales agreement for net proceeds to us of $949,000. Effective as of December 14, 2011, we terminated the sales agreement and, as a result of such termination, there have been no sales of our common stock under the sales agreement since the date of its termination and there will be no future sales of our common stock under the sales agreement.

During the year ended July 31, 2013 and 2012, there were no exercises of stock options or warrants.

As of July 31, 2013, we had $32,000 in cash and cash equivalents compared to $877,000 in cash and cash equivalents as of July 31, 2012. The net decrease in cash and cash equivalents was primarily attributable to proceeds from our issuance of common stock in the public offering and private placement noted above, offset by our repayment of amounts owed under the Bridge Loan and cash used in operations. Additionally, as of July 31, 2013, we had $2,153,000 of current liabilities, including $1,134,000 in accounts payable, compared to $3,637,000 of current liabilities, including $1,946,000 in accounts payable as of July 31, 2012. The net decrease in current liabilities and accounts payable were primarily attributable to repayment of the Bridge Loan and the reclassification of the amounts due to Morrison as long-term debt discussed above under “Reclassification of Certain Debt.”

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months. The uncertainties surrounding our ability to continue to fund our operations raise substantial doubt about our ability to continue as a going concern.

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

We do not have any unused credit facilities or other sources of capital available to us at this time. We intend to secure additional working capital through sales of additional debt or equity securities, including through private placements of our securities. On February 1, 2013, we filed a registration statement on Form S-1 with the SEC. Subject to the SEC’s declaration of effectiveness of such registration statement, and subject to capital market conditions, we intend to raise additional capital through the registration statement. Our intended financing initiatives are subject to risk, and we cannot provide any assurance about the availability or terms of these or any future financings.

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

The following table summarizes our contractual obligations as of July 31, 2013.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$239,000	$168,000	$71,000	—	—
Long-term debt payments	$1,255,000	$368,000	$887,000	—	—

	$1,494,000	$536,000	$958,000	—	—

In addition, from time to time we have entered into employment agreements with our executives that, under certain cases, provide for the continuation of salary and certain other benefits if these executives are terminated under specified circumstances. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. As of July 31, 2013, no events have occurred resulting in the obligation of any such payments. On August 13, 2013, we entered into Purchase, Severance, and Release Agreements with our named executive officers, which is further described in Item 11 to his Annual Report and Note 13 to the audited consolidated financial statements set forth in Part II, Item 8 of this Annual Report.

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

We expect that we will need to increase our liquidity and capital resources by one or more measures. These measures may include, but are not limited to, the following: reducing operating expenses; obtaining financing through the issuance of equity, debt, or convertible securities; entering into partnerships, licenses, or other arrangements with third parties; and reducing the exercise price of outstanding warrants. Any one of these measures could substantially reduce the value to us of our technology and its commercial potential as it may be necessary to enter into arrangements with less favorable terms than otherwise possible. Additionally, a reduction in operating expenses will require a reduction in the sales, marketing, and other commercialization activities required to bring our products to market. If we issue equity, debt or convertible securities to raise additional funds, our existing stockholders may experience dilution, and the new equity, debt or convertible securities may have rights, preferences and privileges senior to those of our existing stockholders. There is no guarantee that we would be able to obtain capital on terms acceptable to us, or at all.

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

We believe our current efforts to raise capital, our current efforts to market and sell our products, and our ability to significantly reduce expenses, will not provide sufficient cash resources to satisfy our needs over the next 12 months. However, we do not yet have, and we may never have, significant cash inflows from product sales or from other sources of revenue to offset our ongoing and planned investments in corporate infrastructure, research and development projects, regulatory submissions, business development initiatives, and sales and marketing activities, among other investments. Some or all of our ongoing or planned investments may not be successful and could result in further losses. In addition, irrespective of our cash resources, we may be contractually or legally obligated to make certain investments which cannot be postponed.

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

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the year ended July 31, 2013 we incurred, $551,000 of expense relating to the impairment of long-lived assets (See Note 3). No impairment expense was recorded during the year ended July 31, 2012.

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

Additionally, on a quarterly basis we review the significant assumptions underlying our impairment assessment to determine that our previous conclusions remain valid. As part of our review, we consider changes in revenue growth rates, operating margins, working capital needs and other expenditures. With the exception of the impairment discussed above we have not identified any asset groups where undiscounted cash flows were not substantially in excess of carrying value.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of our Chief Executive Officer and Interim Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2013.

Item 9B. Other Information

Retention of Chairman

Chairman Agreement: On August 13, 2013, we appointed Dave Pfanzelter to serve as Chairman of the Board. On October 23, 2013, we entered into a Chairman Agreement with Mr. Pfanzelter (the “Chairman Agreement”). The Chairman Agreement provides that Mr. Pfanzelter is to serve as Chairman of the Board, effective as of August 13, 2013, until his earlier resignation or removal. The Chairman Agreement provides that for the period beginning on August 13, 2013 and ending November 13, 2013, we are to pay Mr. Pfanzelter an amount of approximately $41,700 per month for his services as Chairman of the Board, and thereafter we are to pay Mr. Pfanzelter the amount of $12,500 per month for his services as Chairman of the Board, payable on a quarterly basis (collectively “Chairman Compensation”). Mr. Pfanzelter is also eligible to receive annual and periodic bonuses at the discretion of the Board.

The Chairman Agreement provides for certain compensation to be paid to Mr. Pfanzelter if he is removed by the Board without Cause or Mr. Pfanzelter resigns for Good Reason. In summary, “Cause” is the commission by Mr. Pfanzelter of an act of fraud or another felony, or gross misconduct resulting in a material adverse effect on the Company; refusal by Mr. Pfanzelter to perform his or her duties under the Chairman Agreement or to otherwise breach the Chairman Agreement, or a material breach by Mr. Pfanzelter of Company policy or the Chairman Agreement or other agreements between the Company and Mr. Pfanzelter. “Good Reason” is a material reduction of Mr. Pfanzelter’s compensation; a material reduction by the Board of Mr. Pfanzelter’s authority, duties or responsibilities; or a material breach of the Chairman Agreement by the Company.

Upon such event, Mr. Pfanzelter, upon signing a release in favor of the Company, would be entitled to severance pay in the form of continued payments. Mr. Pfanzelter would be entitled to receive his Chairman Compensation then in effect for a period of 12 months following such date of removal or resignation. The Chairman Agreement additionally provides that all outstanding vested stock options held by Mr. Pfanzelter at the date of such termination would continue to be exercisable for a period of up to 90 days following such termination, but in no event beyond the maximum permitted expiration date. Additionally, 100% of Mr. Pfanzelter’s restricted stock units described below would vest upon such removal or resignation.

The Chairman Agreement with Mr. Pfanzelter also provides for compensation if Mr. Pfanzelter’s position is terminated by the Company without Cause within twelve months following a Change in Control, or Mr. Pfanzelter resigns for Good Reason within such period. A “Change in Control” is the closing of the sale, transfer or other disposition of all or substantially all of the Company’s assets or the exclusive license of substantially all of the intellectual property of the Company; the consummation of a merger or consolidation of the Company with or into another entity; any person (subject to certain exemptions) becomes the beneficial owner of securities of the Company representing 35% or more of the total combined voting power of the Company; or if individuals who, as of 60 days after the effective date of the agreement are members of the Board, or are nominees of such Board members, cease to constitute at least a majority of the members of the Board.

Upon such event, Mr. Pfanzelter would be entitled to additional separation pay in excess of the amounts described above, in each case in an amount equal to a single lump sum payment equal to 200% of Mr. Pfanzelter’s then current Chairman Compensation. Additionally, 100% of Mr. Pfanzelter’s restricted stock units described below would vest upon a Change in Control

The foregoing descriptions of the Chairman Agreement do not purport to be complete and are qualified in their entirety by the terms and conditions of the Chairman Agreement. A copy of the Chairman Agreement is attached hereto as Exhibit 10.35 and is incorporated herein by reference.

Chairman RSU Award: On October 23, 2013, we granted Mr. Pfanzelter an award consisting of two million eight hundred thousand (2,800,000) Restricted Stock Units (“RSUs”). The award was not granted pursuant to any compensatory, bonus, or similar plan maintained or otherwise sponsored by the Company. The RSUs vest 25% on February 15, 2014, 25% on February 15, 2015 and 50% on February 15, 2016. The shares of our common stock will be settled and delivered to Mr. Pfanzelter six months after each applicable vesting date referenced above. Additionally, 100% of the restricted stock units would vest upon a termination without Cause or resignation for Good Reason, upon a Change in Control, or upon grantee’s death or complete disability. At vesting, if grantee is a director or consultant, the Company is obligated to pay grantee an amount equal to the sum of the taxes imposed on the vested units that are treated as “self-employment income” plus a tax gross-up payment for all federal, state and local taxes payable by grantee. At settlement, the Company shall allow grantee to satisfy all or any portion of the Company’s tax withholding obligations by having the Company cancel the shares of stock otherwise deliverable to the grantee in settlement of the restricted stock units in an amount equal to a number of whole shares having a fair market value not in excess of the amount of such tax withholding obligations determined by the applicable minimum statutory withholding rates. Upon cancellation of the shares, the Company shall pay the fair market value of such cancelled shares to the grantee in cash so that the grantee can satisfy his tax obligations.

The foregoing descriptions of the RSUs do not purport to be complete and are qualified in their entirety by the terms and conditions of the RSU Agreement, dated as of October 23, 2013, between the Company and Mr. Pfanzelter. A copy of the RSU Agreement is attached hereto as Exhibit 10.39 and is incorporated herein by reference.

Retention of Chief Executive Officer

Henry Lambert Employment Agreement: On September 10, 2013, we appointed Henry R. Lambert to serve as Chief Executive Officer and a member of the Board. His employment agreement, dated as of October 23, 2013, provides that such agreement continues until termination by either the Company or Mr. Lambert. During the term of each employment agreement, Mr. Lambert is entitled to an annual base salary, which may be increased, but not decreased, by the Board or the Compensation Committee in their discretion. His initial annual base salary is $350,000.

Mr. Lambert’s employment agreement also provides that, during the term of such agreement, he is eligible for equity compensation grants to be awarded at the discretion of the Compensation Committee and the Board, and also provides for annual bonus targets equal to, as applicable, 50% of his current annual base salary, in each case to be awarded at the sole discretion of the Compensation Committee and the Board. Additionally, pursuant to the terms of Mr. Lambert’s employment agreement, we granted Mr. Lambert a restricted stock unit for 500,000 shares of our common stock as described below.

Mr. Lambert’s employment agreement provides for certain compensation to be paid such executive officer if his employment is terminated by the Company without Cause or terminated by the executive for Good Reason. In summary, “Cause” is the commission by the executive of an act of fraud or another felony, or gross misconduct resulting in a material adverse effect on the Company; refusal by the executive to perform his or her duties under the agreement or to otherwise breach the agreement, or a violation of confidentiality, non-competition and/or non-solicitation provisions to which the Company is bound. “Good Reason” is a material reduction of the executive’s base salary or target bonus percentage; a material reduction by the Company of the executive’s authority, duties or responsibilities; a relocation of the Company’s offices that requires an increase in the executive’s one-way driving distance of more than fifty miles; or a material breach of the agreement by the Company.

Upon such event, the executive, upon signing a release in favor of the Company, would be entitled to severance pay in the form of continued payments. Mr. Lambert would be entitled to receive his base salary then in effect and group health and dental benefits in accordance with COBRA for a period of 6 months from the date of his termination or resignation. His employment agreement additionally provides that all outstanding vested stock options held by Mr. Lambert at the date of such termination would continue to be exercisable for a period of up to 90 days following such termination, but in no event beyond the maximum permitted expiration date. Additionally, 100% of the restricted stock units described below would vest upon such termination or resignation.

The employment agreement with Mr. Lambert also provides for compensation if Mr. Lambert’s employment is terminated by the Company without Cause within twelve months following a Change in Control, or the executive resigns for Good Reason within such period. A “Change in Control” is the closing of the sale, transfer or other disposition of all or substantially all of the Company’s assets or the exclusive license of substantially all of the intellectual property of the Company; the consummation of a merger or consolidation of the Company with or into another entity; any person (subject to certain exemptions) becomes the beneficial owner of securities of the Company representing 35% or more of the total combined voting power of the Company; or if individuals who, as of 60 days after the effective date of the agreement are members of the Board, or are nominees of such Board members, cease to constitute at least a majority of the members of the Board.

Upon such event, Mr. Lambert would be entitled to additional severance pay in excess of the amounts described above, in each case in an amount equal to a single lump sum payment equal to 100% of Mr. Lambert’s then current annual base salary. In addition, in such event, the vesting of all outstanding stock options then held by the applicable executive would automatically accelerate and all stock options would continue to be exercisable for 12 months, but in no event beyond the maximum permitted expiration date. Additionally, 100% of the restricted stock units described below would vest upon a Change in Control.

The foregoing descriptions of Mr. Lambert’s employment agreement do not purport to be complete and are qualified in their entirety by the terms and conditions of Mr. Lambert’s employment agreement, dated as of October 23, 2013, between the Company and Mr. Lambert. A copy of Mr. Lambert’s employment agreement is attached hereto as Exhibit 10.33 and is incorporated herein by reference.

Henry Lambert RSU Awards: On October 23, 2013, we granted Mr. Lambert an award consisting of five hundred thousand (500,000) RSUs. The award was not granted pursuant to any compensatory, bonus, or similar plan maintained or otherwise sponsored by the Company. The RSUs vest sixty percent (60%) on September 10, 2014 and the vesting of the remaining forty percent (40%) depend on the achievement of certain quarterly sales goals over a two year period. The shares of our common stock will be settled and delivered to Mr. Lambert six months after the vesting date of September 10, 2014 and immediately after the vesting upon achievement of certain quarterly sales goals, referenced above. Additionally, 100% of the restricted stock units subject to the time-based vesting would vest upon a termination without Cause or resignation for Good Reason, upon a Change in Control, or upon grantee’s death or complete disability. 100% of the restricted stock units subject to the vesting based on achievement of certain sales goals would vest upon a termination without Cause or resignation for Good Reason, upon a Change in Control, or upon grantee’s death or complete disability, so long as such condition occurred prior to October 31, 2015. At vesting, if grantee is an employee, the Company is obligated to withhold FICA amount due with respect to the vested units and the Company is also obligated to pay grantee an amount equal to the FICA amount withheld plus a tax gross-up payment for taxes payable by the grantee with respect to the FICA amount. At settlement, the Company shall allow grantee to satisfy all or any portion of the Company’s tax withholding obligations by having the Company deduct from the shares of stock otherwise deliverable to the grantee in settlement of the restricted stock units a number of whole shares having a fair market value not in excess of the amount of such tax withholding obligations determined by the applicable minimum statutory withholding rates.

The foregoing descriptions of the RSUs do not purport to be complete and are qualified in their entirety by the terms and conditions of the RSU Agreement, dated as of October 23, 2013, between the Company and Mr. Lambert. A copy of the RSU Agreement is attached hereto as Exhibit 10.37 and is incorporated herein by reference.

Retention of Chief Financial Officer/ Chief Operating Officer

Peter Wulff Agreement: On August 13, 2013, we appointed Peter Wulff as our Chief Financial Officer, Chief Operating Officer, and Corporate Secretary. His employment agreement, dated as of October 23, 2013, provides that such agreement continues until termination by either the Company or Mr. Wulff. During the term of each employment agreement, Mr. Wulff is entitled to an annual base salary, which may be increased, but not decreased, by the Board or the Compensation Committee in their discretion. His initial annual base salary is $325,000.

Mr. Wulff’s employment agreement also provides that, during the term of such agreement, he is eligible for equity compensation grants to be awarded at the discretion of the Compensation Committee and the Board, and also provides for annual bonus targets equal to, as applicable, 50% of his current annual base salary, in each case to be awarded at the sole discretion of the Compensation Committee and the Board. Additionally, pursuant to the terms of Mr. Wulff’s employment agreement, we granted Mr. Wulff a restricted stock unit for 1,000,000 shares of our common stock as described below.

Mr. Wulff’s employment agreement provides for certain compensation to be paid such executive officer if his employment is terminated by the Company without Cause or terminated by the executive for Good Reason. In summary, “Cause” is the commission by the executive of an act of fraud or another felony, or gross misconduct resulting in a material adverse effect on the Company; refusal by the executive to perform his or her duties under the agreement or to otherwise breach the agreement, or a violation of confidentiality, non-competition and/or non-solicitation provisions to which the Company is bound. “Good Reason” is a material reduction of the executive’s base salary or target bonus percentage; a material reduction by the Company of the executive’s authority, duties or responsibilities; a relocation of the Company’s offices that requires an increase in the executive’s one-way driving distance of more than fifty miles; or a material breach of the agreement by the Company.

Upon such event, the executive, upon signing a release in favor of the Company, would be entitled to severance pay in the form of continued payments. Mr. Wulff would be entitled to receive his base salary then in effect and group health and dental benefits in accordance with COBRA for a period of 12 months from the date of his termination or resignation. His employment agreement additionally provides that all outstanding vested stock options held by Mr. Wulff at the date of such termination would continue to be exercisable for a period of up to 90 days following such termination, but in no event beyond the maximum permitted expiration date. Additionally, 100% of the restricted stock units described below would vest upon such termination or resignation.

The employment agreement with Mr. Wulff also provides for compensation if Mr. Wulff’s employment is terminated by the Company without Cause within twelve months following a Change in Control, or the executive resigns for Good Reason within such period. A “Change in Control” is the closing of the sale, transfer or other disposition of all or substantially all of the Company’s assets or the exclusive license of substantially all of the intellectual property of the Company; the consummation of a merger or consolidation of the Company with or into another entity; any person (subject to certain exemptions) becomes the beneficial owner of securities of the Company representing 35% or more of the total combined voting power of the Company; or if individuals who, as of 60 days after the effective date of the agreement are members of the Board, or are nominees of such Board members, cease to constitute at least a majority of the members of the Board.

Upon such event, Mr. Wulff would be entitled to additional severance pay in excess of the amounts described above, in each case in an amount equal to a single lump sum payment equal to 200% of Mr. Wulff’s then current annual base salary. In addition, in such event, the vesting of all outstanding stock options then held by the applicable executive would automatically accelerate and all stock options would continue to be exercisable for 12 months, but in no event beyond the maximum permitted expiration date. Additionally, 100% of the restricted stock units described below would vest upon a Change in Control.

The foregoing descriptions of Mr. Wulff’s employment agreement do not purport to be complete and are qualified in their entirety by the terms and conditions of Mr. Wulff’s employment agreement, dated as of October 23, 2013, between the Company and Mr. Wulff. A copy of Mr. Wulff’s employment agreement is attached hereto as Exhibit 10.34 and is incorporated herein by reference.

Peter Wulff RSU Awards: On October 23, 2013, we granted Mr. Wulff an award consisting of one million (1,000,000) RSUs. The award was not granted pursuant to any compensatory, bonus, or similar plan maintained or otherwise sponsored by the Company. The RSUs vest twenty five percent (25%) on March 15, 2014, twenty five percent (25%) on March 15, 2015 and fifty percent (50%) on March 15, 2016. The shares of our common stock will be settled and delivered to Mr. Wulff six months after each applicable vesting date referenced above. Additionally, 100% of the restricted stock units would vest upon a termination without Cause or resignation for Good Reason, upon a Change in Control, or upon grantee’s death or complete disability. At vesting, if grantee is an employee, the Company is obligated to withhold FICA amount due with respect to the vested units and the Company is also obligated to pay grantee an amount equal to the FICA amount withheld plus a tax gross-up payment for taxes payable by the grantee with respect to the FICA amount. At settlement, the Company shall allow grantee to satisfy all or any portion of the Company’s tax withholding obligations by having the Company deduct from the shares of stock otherwise deliverable to the grantee in settlement of the restricted stock units a number of whole shares having a fair market value not in excess of the amount of such tax withholding obligations determined by the applicable minimum statutory withholding rates.

The foregoing descriptions of the RSUs do not purport to be complete and are qualified in their entirety by the terms and conditions of the RSU Agreement, dated as of October 23, 2013, between the Company and Mr. Wulff. A copy of the RSU Agreement is attached hereto as Exhibit 10.38 and is incorporated herein by reference.

Retention of Non-Employee Directors

Cohee Director Agreement: On August 13, 2013, we appointed Mr. Cohee to serve as a member of the Board and on September 17, 2013, we entered into a letter agreement with Mr. Cohee. Mr. Cohee’s letter agreement provides that his initial term will be for one year. In connection with his execution of the letter agreement, we are obligated to issue him 200,000 shares of our common stock pursuant to a restricted stock unit agreement in the form of a non-employee RSU award. Additionally, we will pay him an annual retainer fee of $60,000, payable quarterly. Additionally, he acknowledges and agrees that in order to satisfy certain rules for public companies he may be required to serve on one or more of the Board’s Audit Committee, Compensation Committee, and/or Nominating and Governance Committee, and that such committee assignments will be agreed between him and the Company, and that he will be compensated for such service. His letter agreement also provides that he will also be subject to certain confidentiality obligations.

The foregoing descriptions of Mr. Cohee’s letter agreement do not purport to be complete and are qualified in their entirety by the terms and conditions of Mr. Cohee’s letter agreement, dated as of October 23, 2013, between the Company and Mr. Cohee. A copy of Mr. Cohee’s letter agreement is attached hereto as Exhibit 10.32 and is incorporated herein by reference.

Further, on October 23, 2013, we issued 305,833 shares of unregistered common stock, in exchange for previous services provided, valued at $257,750, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act, and paid $91,500 to Mr. Cohee and/or his affiliates for financial advisor services. The shares were issued and payment made to Mr. Cohee and/or his affiliates for his services.

Non-Employee RSU Awards: On October 23, 2013, the Company granted Messrs. Cohee, Culver, Otis and Dr. Theno, awards consisting of two hundred thousand (200,000) RSUs, respectively. The awards were not granted pursuant to any compensatory, bonus, or similar plan maintained or otherwise sponsored by the Company. The RSUs vest fifty percent (50%) on the earlier of (i) the date of the annual meeting in 2015 or (ii) January 15, 2015 and fifty percent (50%) on the earlier of (i) the date of the annual meeting in 2016 or (ii) January 15, 2016. The shares of our common stock will be settled and delivered to Messrs. Cohee, Culver, Otis and Dr. Theno immediately after vesting.

The foregoing descriptions of the RSUs do not purport to be complete and are qualified in their entirety by the terms and conditions of the form of RSU Agreement, between the Company and its non-employee directors. A copy of the form of RSU Agreement is attached hereto as Exhibit 10.36 and is incorporated herein by reference.

Director Fees: Our non-employee directors will receive (i) an annual cash retainer of $60,000, paid on a fiscal quarter basis; (ii) an annual cash retainer for service as a Committee Chair, as follows: Audit Committee Chair – $10,000; and Compensation Committee Chair – $5,000; (iii) a fee of $4,000 for serving on the Audit Committee; and (iv) $2,500 for serving on the Compensation Committee. We also reimburse our non-employee directors for their reasonable travel and lodging costs to attend Board and Committee meetings.

Pillar Marketing Group

On August 13, 2013 we entered into a services agreement (the “Pillar Services Agreement”) with Pillar Marketing Group, Inc. (“Pillar”). The Pillar Services Agreement provides, among other things, that Pillar shall serve as our exclusive provider of general advisory services regarding corporate finance, capital raising activities, merger and acquisition transactions, and other related endeavors. Pillar is to be paid the sum of $25,000 per month plus, upon consummation of any transaction involving either (i) the acquisition, merger, or combination, or similar transaction of or with another company; or, (ii) a transaction which results in the Company “Up Listing”, as that term is commonly defined in a business context, we are to issue Pillar that number of our shares of our common stock which equals to three percent (3%) of our issued and outstanding shares determined on a fully diluted basis post-transaction. Additionally, pursuant to the Pillar Services Agreement and for corporate reorganization services previously provided by Pillar, we issued 550,000 shares of unregistered common stock (300,000 shares for certain corporate reorganization services previously provided and 250,000 for general advisory services pursuant to the services agreement), with a value of $385,000, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act. We also paid Pillar the amount of $150,000 for corporate reorganization services previously provided. The Pillar Services Agreement provides for a term of 24 months, which renews automatically for additional 24 month terms unless either party provides prior written notice of termination.

The foregoing descriptions of the Pillar Services Agreement do not purport to be complete and are qualified in their entirety by the terms and conditions of the Pillar Services Agreement. A copy of the Pillar Services Agreement is filed as Exhibit 10.2 to our Current Report on Form 8-K, filed August 20, 2013, and is incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information Regarding Our Board of Directors

Pursuant to our bylaws, the number of directors is fixed and may be increased or decreased from time to time by resolution of our Board of Directors, or the Board. The Board has fixed the number of directors at six members.

Information with respect to our current directors is shown below.

Name	Age	Director Since	Position(s) Held
Dave Pfanzelter	59	2013	Chairman
Henry R. Lambert	62	2013	Director, Chief Executive Officer

Gary Cohee	67	2013	Director
David Theno, Jr., PhD	63	2013	Director

Craig C. Culver	64	2013	Director
William Otis	57	2013	Director

Dave Pfanzelter was appointed as our Chairman on August 13, 2013. He previously served as a director of the Company from February 2013 to July 2013. Mr. Pfanzelter served as senior vice president of Kellogg Company, president of Kellogg’s Specialty Channels and president of Kellogg Canada from May 2004 to May 2010, while also serving as part of the Kellogg Executive Committee and Global Leadership Team. Mr. Pfanzelter began his career in the food service industry in 1975 with Oscar Mayer Foods Corporation, serving in several key sales and marketing positions, including director of marketing and national sales manager. In 1995 he was appointed vice president of sales of Kraft Foodservice, representing the combined manufactured brands of Oscar Mayer, General Foods, and Kraft Foods. In 1998 Mr. Pfanzelter joined Keebler, serving as vice president and general manager of the food service division prior to Keebler’s acquisition by Kellogg in 2001. Since 1998 Mr. Pfanzelter has been on the board of directors of Doctor’s Associates, the parent company of Subway Restaurants, the nation’s largest restaurant chain. In February 2012, Mr. Pfanzelter joined the Advisory Board of Wrigley Foods. He also served on the Board of the International Food Service Manufacturer’s Association as chairman and member of its executive committee.

Henry R. Lambert joined our Board and was appointed as our Chief Executive Officer on September 10, 2013. Mr. Lambert is an accomplished food industry and consumer products executive with broad management skills, including strategic planning and business development, go-to-market execution, business integration and food safety. He has over 35 years of food industry experience, having worked at such notable companies as Heublein Inc.; RJ Reynolds; Nabisco, Inc.; and, Pinnacle Foods. He has held various business unit leadership positions servicing the foodservice and leading consumer food brands markets. Mr. Lambert has also served on boards and as a member of various food industry associations, including the International Foodservice Manufacturers Association (IFMA), Institute of Food Technologists and Safe Supply of Affordable Food Everywhere (SSAFE). From 2010 through June 2013, Mr. Lambert served as general manager of the global food and water business of Underwriters Laboratories, where he was responsible for the start-up of the company’s food safety services business. From 2007 to 2010, Mr. Lambert served as Senior Vice President of Business Development, and then President, of Arrowstream Transportation, Inc., a provider of innovative supply chain management solutions to the foodservice industry whose key customers included Wendy’s, Applebee’s, Arby’s, TGIF, Sysco, and DMA. Prior to 2007, Mr. Lambert held executive positions with a number of high profile companies in the foodservice industry. Mr. Lambert earned his MBA in Finance from the University of Chicago, Booth School of Business, and his BA in Economics (with Honors) from Union College, Schenectady, N.Y.

Gary Cohee was appointed to our Board on August 13, 2013. He has over 40 years of experience as an investment banker, having started his career in 1973 with Blyth, Eastman Dillon. Since 2004 Mr. Cohee has served as President and CEO of PMB Securities Corp. From 2011 until 2012 Mr. Cohee served on the Advisory Board of Force Fuels, Inc. During his career in the investment banking business Mr. Cohee worked for a number of prestigious firms, including Bateman Eichler and Paulson Investment Company. Mr. Cohee graduated from California State University-Long Beach in 1968 with a BS degree in Business Administration. He is Past President of Long Beach Bond Club; Southern California Options Society; and Long Beach Century Club.

David Theno, Jr., PhD joined our Board on October 1, 2013. Dr. Theno is a widely respected food safety expert, previously served on the Company’s Advisory Panel. Dr. Theno is currently the Chief Executive Officer of Gray Dog Partners, Inc., a technical consulting firm specializing in food safety and manufacturing, restaurant operations, supply chain management, strategic planning and facility design. Gray Dog Partners has also provided consultation to federal, state and local regulatory bodies. From 1993 to 2008, Dr. Theno was employed by Jack in the Box, Inc. where he last served as the Senior Vice President and Chief Food Safety Officer and previously served as Corporate Vice President Technical Services. Dr. Theno has two Doctorate Degrees in Food Science and Animal Science and also Master’s Degrees in Animal Science and Veterinary Pharmacology from the University of Illinois.

Craig C. Culver became a member of our Board on October 3, 2013. Mr. Culver is the Co-Founder and Chief Executive Officer of Culver Franchising System, Inc., a quick-service restaurant chain with over 490 locations in 21 states, started almost 30 years ago. Mr. Culver has a long-standing track record of business building and community philanthropy. Notable achievements include recognition by the Wall Street Journal as one of 25 high-performing franchises in the US, Consumer Choice Award as #1 rated US burger chain for food quality, service, convenience and cleanliness among other attributes and the Ernst & Young Wisconsin-State Consumer Products / Retail Entrepreneur of the Year. Recent community achievements include commendation by the State of Wisconsin for workforce development for people with disabilities and the American Red Cross Circle of Humanitarian Award for community flood and storm relief.

William Otis was appointed to our Board on October 8, 2013. Mr. Otis is currently the President and Chief Operating Officer of Patrick Cudahy, LLC and Saratoga Food Specialties. Both companies are food manufacturing companies of John Morrell Food Group and Smithfield Foods. Mr. Otis began his career in 1980 with Oscar Mayer Foods Corporation serving in several operations, finance and marketing positions. In 1995, Mr. Otis joined Patrick Cudahy, serving as Vice President of Sales and Marketing and in 2004 was promoted to President and COO. Mr. Otis also took over the President and COO role at Saratoga Food Specialties in 2012. Mr. Otis earned his Master’s Degree in Business Management from the University of Wisconsin-Madison.

Information Regarding Our Executive Officers

Information with respect to our current named executive officers is shown below. Since Henry R. Lambert also serve as a member of the Board, his executive officer’s biography is set forth under “Information Regarding the Board of Directors” above.

Name	Age	Position(s) Held	Position(s) Held Since
Henry R. Lambert	62	Chief Executive Officer	2013
Peter C. Wulff	54	Chief Financial Officer / Chief Operating Officer	2012

Peter C. Wulff was appointed as our Chief Financial Officer and Chief Operating Officer on August 13, 2013. He previously served as our Chief Financial Officer from November 2012 until May 2013. Mr. Wulff served as the principal of Wulff Services Inc. from May 2011 until October 2012 and from May 2013 to August 2013, a consulting services firm focusing on development stage companies in the medical technology industry. From June 2008 until April 2011 Mr. Wulff provided services for Alphatec Holdings, Inc. (NASDAQ: ATEC) and Alphatec Spine, a developer and manufacturer of spinal implant products, serving as its Chief Financial Officer, Vice President and Treasurer from June 2008 until October 2010, and its Senior Vice President, Strategic Initiatives, from October 2010 until April 2011. From January 2005 until May 2008 he served as the Chief Financial Officer, and from February 2007 until May 2008 he also served as the Executive Vice President, of Artes Medical, Inc., a formerly publicly traded medical device company. Artes Medical is no longer publicly traded and filed for bankruptcy protection within two years after the departure of Mr. Wulff. From June 2004 until December 2004, Mr. Wulff was a managing partner of Acumen Biomedical, a consulting services firm that specialized in providing services to medical technology companies. From May 2001 to May 2004, Mr. Wulff served as Vice President Finance, Chief Financial Officer, Treasurer and Assistant Secretary of CryoCor, Inc., a medical device company. From November 1999 to May 2001, Mr. Wulff served as Chief Financial Officer and Treasurer of Natural Alternatives International, Inc., a publicly-traded and international nutritional supplement manufacturer. Mr. Wulff earned an M.B.A in Finance and a bachelor’s degree in Economics and Germanic Languages, each from Indiana University.

Family Relationships

There is no family relationship between any current director or executive officer, or any director or executive officer during the fiscal year ended July 31, 2013.

Corporate Governance

Board Composition

We are not currently listed on any national securities exchange or in an inter-dealer quotation system that has established a standard for independence. However, in evaluating the independence of our members and the composition of the committees of our Board of Directors, our Board utilizes the definition of “independence” as that term is defined by applicable listing standards of the NYSE MKT. As of the date of this Annual Report, our Board consists of six members, four of whom are considered independent as that term is defined by applicable listing standards of the NYSE MKT. Our independent directors include: Messrs. Pfanzelter, Otis and Culver and Dr. Theno.

Our directors are appointed annually, and hold office until their successors have been elected and qualified or until their earlier death, resignation, disqualification, or removal.

Board Leadership Structure

Our Bylaws provide our Board with flexibility to combine or separate the positions of Chairman of the Board and Chief Executive Officer in accordance with its determination that utilizing one or the other structure would be in the best interests of our company. At the current time, Mr. Pfanzelter serves as our Chairman of the Board, and Mr. Lambert serves as our Chief Executive Officer and President. Our Board has concluded that our current leadership structure is appropriate at this time. However, our Board will continue to periodically review our leadership structure and may make such changes in the future as it deems appropriate.

Board Committees

Compensation Committee. The Compensation Committee of the Board of Directors currently consists of Dr. Theno (Chair) and Mr. Culver. The functions of the Compensation Committee include the approval of the compensation offered to our executive officers and recommending to the full Board of Directors the compensation to be offered to our directors. The Board has determined that Dr. Theno and Mr. Culver are each an “independent director” under the listing standards of the NYSE MKT. In addition, the members of the Compensation Committee qualify as “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act and as “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee is governed by a written charter approved by the Board of Directors, a copy of which is available on our website at www.purebio.com.

Audit Committee. The Audit Committee of the Board of Directors, currently consists of Messrs. Cohee (Chair) and Otis. The functions of the Audit Committee include the retention of our independent registered public accounting firm, reviewing and approving the planned scope, proposed fee arrangements and results of the Company’s annual audit, reviewing the adequacy of the Company’s accounting and financial controls and reviewing the independence of the Company’s independent registered public accounting firm. The Board has determined that Mr. Otis is an “independent director” under the listing standards of the NYSE MKT. The Board of Directors has also determined that Mr. Cohee is an “audit committee financial expert” within the applicable definition of the SEC. The Audit Committee is governed by a written charter approved by the Board of Directors, a copy of which is available on our website at www.purebio.com.

Nominating Committee. The Board has not established a Nominating Committee, and as a result performs the functions typically assigned to a Nominating Committee, including the identification, recruitment and nomination of candidates for the Board and its committees, determining the structure, composition and functioning of the Board and its committees including the reporting channels through which the Board receives information and the quality and timeliness of the information, developing and recommending to the Board corporate governance guidelines applicable to the Company and annually reviewing and recommending changes, as necessary or appropriate, overseeing the annual evaluation of the Board’s effectiveness and performance.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Based solely upon our review of the Forms 3, 4 and 5 filed during fiscal 2013, and written representations from certain reporting persons that no Forms 5 were required, we believe that all required reports were timely filed during fiscal 2013.

Code of Business Conduct

We have adopted a code of business conduct that applies to all of our officers, directors, and employees. We have posted a copy of our code of business conduct, and intend to post amendments to this code, or any waivers of its requirements, on our website at www.purebio.com, as permitted under SEC rules and regulations. The reference to our web address does not constitute incorporation by reference of the information contained at or available through this site.

Consideration of Director Nominees

In evaluating nominees for membership on our Board, our Board applies the Board membership criteria set forth in our corporate governance guidelines. Under these criteria, the committee takes into account many factors, including an individual’s business experience and skills (including skills in core areas such as operations, management, technology, accounting and finance, strategic planning and international markets), as well as independence, judgment, knowledge of our business and industry, professional reputation, leadership, integrity and ability to represent the best interests of the Company’s stockholders. In addition, the Board also considers the ability to commit sufficient time and attention to the activities of the Board, as well as the absence of any potential conflicts with the Company’s interests. The Board does not assign specific weights to particular criteria and no particular criterion is necessarily applicable to all prospective nominees. The Board does not have a formal policy with respect to diversity of nominees. Rather, our Board considers Board membership criteria as a whole and seeks to achieve diversity of occupational and personal backgrounds on the Board.

Our Board regularly assesses the appropriate size of our Board, and whether any vacancies on our Board are expected due to retirement or otherwise. In the event that vacancies are anticipated, or otherwise arise, the committee will consider various potential candidates who may come to the attention of the committee through current Board members, professional search firms, stockholders or other persons. Each candidate brought to the attention of the committee, regardless of who recommended such candidate, is considered on the basis of the criteria set forth in our corporate governance guidelines. As stated above, our Board will consider candidates proposed for nomination by our stockholders. Stockholders may propose candidates by submitting the names and supporting information to: Corporate Secretary, 1725 Gillespie Way, El Cajon, California 92020. Supporting information should include (a) the name and address of the candidate and the proposing stockholder, (b) a comprehensive biography of the candidate and an explanation of why the candidate is qualified to serve as a director taking into account the criteria identified in our corporate governance guidelines, (c) proof of ownership, the class and number of shares, and the length of time that the shares of our voting securities have been beneficially owned by each of the candidate and the proposing stockholder, and (d) a letter signed by the candidate stating his or her willingness to serve, if elected.

Item 11.	Executive Compensation

All information in this Item 11 regarding share amounts of our common stock and prices per share of our common stock has been adjusted to reflect the application of the one-for-eight reverse stock split of our common stock that we effected on August 14, 2012, as further described elsewhere in this Annual Report, on a retroactive basis.

Summary Compensation Table

The following table sets forth a summary of cash and non-cash compensation awarded, earned or paid for services rendered to us during the years ended July 31, 2013 and July 31, 2012 by our named executive officers, consisting of (i) each individual serving as principal executive officer during the year ended July 31, 2013, and (ii) our two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers during the year ended July 31, 2013.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)(2)	Stock Option Awards ($)(3)	All Other Compensation ($)(4)		Total Compensation ($)
Michael L. Krall	2013	$317,361	—	$28,644	$10,183		$356,188
President, Chief Executive	2012	$385,000	—	—	$8,653		$393,653
Officer, Interim Chief Financial Officer

Peter Wulff (5)	2013	$143,845	—	$37,815	$12,195	(6)	$193,855
Chief Financial Officer	2012	—	—	—	—		—

Donna Singer	2013	$196,055	—	$17,902	$6,991		$220,948
Executive Vice President	2012	$220,000	—	—	$4,860		$224,860

(1)	Amounts reflect salary actually paid during the respective fiscal years. Mr. Krall and Ms. Singer elected to defer a portion of their salary during the year ended July 31, 2013. Mr. Krall’s deferred salary totaled $37,639 and Ms. Singer’s totaled $23,945.
(2)	No bonuses were paid during the year ended July 31, 2013 and 2012.
(3)	Amounts for the year ended July 31, 2013 and July 31, 2012 reflect the grant date fair value for financial statement reporting purposes with respect to stock options granted during the respective fiscal years, calculated in accordance with authoritative guidance. All the assumptions for the stock options granted during the year ended July 31, 2013 are included in Note 9 to the audited consolidated financial statements set forth in Part IV, Item 15 of this Annual Report.

(4)	Amount includes the cost of benefits paid by the Company on behalf of each named executive officer for health, dental, vision and life insurance.
(5)	Mr. Wulff was appointed as our Chief Financial Officer effective as of November 5, 2012. Mr. Wulff separated from the Company on May 13, 2013. Mr. Wulff was reappointed as our Chief Financial Officer on August 13, 2013.
(6)	Amount includes $9,918 representing accrued vacation paid to Mr. Wulff upon his separation in May 2013.

Outstanding Equity Awards at Year-End

The following table provides a summary of equity awards outstanding at July 31, 2013, for each of our named executive officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Michael L. Krall (4)	25,000	—		$18.72	05/14/14
	18,750	6,250		$24.72	05/06/20
	—	40,000	(2)	$0.83	01/25/23

Donna Singer (4)	10,000	—		$18.72	05/14/14
	5,000	5,000		$24.72	05/06/20
	—	25,000	(2)	$0.83	01/25/23

Peter Wulff (3)	—	—		—	—

(1)	The stock options generally vest annually over a four-year period.
(2)	During the year ended July 31, 2013, we granted 40,000 options to Mr. Krall and 25,000 options to Ms. Singer. The grant date fair value of the options was $28,644 and $17,902, respectively. The options vest after one year and carry a ten year term. All the assumptions for the stock options granted during the year ended July 31, 2013 are included in Note 9 to the audited consolidated financial statements set forth in Part IV, Item 15 of this Annual Report.
(3)	Mr. Wulff was granted an option to purchase 50,000 shares of common stock with a grant date fair value of $37,815. The option expired unexercised due to Mr. Wulff’s separation from the Company on May 17, 2013. No additional options were granted to Mr. Wulff during the term of his employment.
(4)	The options held by Mr. Krall and Ms. Singer are exercisable for a period of 90 days from August 13, 2013, the date of their resignations from the Board and all respective positions at the Company.

Employment Agreements; Potential Payments Upon Termination or a Change in Control for Named Executive Officers

On October 12, 2009, the Company entered into an amended and restated employment agreement with Mr. Krall, which agreement amended and restated in its entirety the Company’s former employment agreement with Mr. Krall entered into in April 1996. Also on October 12, 2009, the Company entered into an employment agreement with Donna Singer, our Executive Vice President. On October 26, 2011, the Company entered into amendments to each of the employment agreements with Mr. Krall and Ms. Singer. Those employment agreements and the amendments thereto are filed as exhibits to our Annual Report on Form 10-K for the fiscal years ended July 31, 2009 and July 31, 2011, respectively. On November 5, 2012, the Company entered into an employment agreement with Peter Wulff to serve as the Company’s Chief Financial Officer. Mr. Wulff’s employment agreement is filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended July 31, 2013. Each employment agreement with our named executive officers and each amendment thereto was approved by the Board upon the recommendation of the Compensation Committee.

Mr. Wulff separated from the Company on May 13, 2013. From May 13, 2013 to August 13, 2013, Mr. Krall was acting as the Company’s Interim Chief Financial Officer.

The terms of each employment agreement with our named executive officers provided that such agreement continued until termination by either the Company or the applicable executive officer. During the term of each employment agreement, the executive officers were entitled to an annual base salary, which could be increased, but not decreased, by the Board or the Compensation Committee in their discretion. The annual base salaries of our named executive officers were $385,000 for Mr. Krall and $220,000 for Ms. Singer, and the annual base salary for Mr. Wulff upon his separation with the Company was $275,000.

Each agreement provided that, during the term of such agreement, the applicable executive officer was eligible for equity compensation grants to be awarded at the discretion of the Compensation Committee and the Board, and also provided for annual bonus targets equal to, as applicable, 50% of the executive’s then current annual base salary for Mr. Krall and 35% of the executive’s then current annual base salary for each of Ms. Singer and Mr. Wulff, in each case to be awarded at the sole discretion of the Compensation Committee and the Board. Additionally, pursuant to the terms of Mr. Wulff’s employment agreement, Mr. Wulff was granted an option to purchase 50,000 shares of the Company’s common stock at the fair market value calculated on the date of such grant. The option expired unexercised due to Mr. Wulff’s separation from the Company in May 2013. No additional options were granted to Mr. Wulff during the term of his employment.

In each case, the employment agreements with our named executive officers provided for certain compensation to be paid to the applicable named executive officer if his or her employment was terminated by the Company without Cause or terminated by the executive for Good Reason. In summary, “Cause” is the commission by the executive of an act of fraud or another felony, or gross misconduct resulting in a material adverse effect on the Company; refusal by the executive to perform his or her duties under the agreement or to otherwise breach the agreement, or the executive’s breach of other key agreements with the Company. “Good Reason” is a material reduction of the executive’s base salary or target bonus percentage; a material reduction by the Company of the executive’s authority, duties or responsibilities; a relocation of the Company’s offices that requires an increase in the executive’s one-way driving distance of more than fifty miles; a material diminution in the authorities, duties or responsibilities of the supervisor to whom the executive is required to report (or, in the case of Mr. Krall, a requirement that Mr. Krall report to another person other than the Board); a material breach of the agreement by the Company; or a material diminution in the budget over which the executive retains authority.

Upon such event, the executive, upon signing a release in favor of the Company, would be entitled to severance pay in the form of a single lump sum cash payment. In the case of Mr. Krall, such severance payment would equal 150% of his then current annual base salary, plus eighteen months of health and dental insurance in accordance with COBRA for Mr. Krall and his eligible dependents. In the case of Ms. Singer, such severance payment would equal 100% of her then current annual base salary plus twelve months of health and dental insurance in accordance with COBRA for Ms. Singer and her eligible dependents. In the case of Mr. Wulff, such severance payment would equal 75% of Mr. Wulff’s then current annual base salary plus nine months of health and dental insurance in accordance with COBRA for Mr. Wulff’s and eligible dependents. In addition, in the event of a termination for any reason other than by the Company for Cause, each agreement provided that all outstanding vested stock options held by the applicable executive at the date of such termination would continue to be exercisable for a period of up to 120 days following such termination, but in no event beyond the maximum permitted expiration date.

The employment agreements with our named executive officers also provided for compensation if the executive’s employment was terminated by the Company without Cause within twelve months following a Change in Control, or the executive resigned for Good Reason within such period. A “Change in Control” is the closing of the sale, transfer or other disposition of all or substantially all of the Company’s assets or the exclusive license of substantially all of the intellectual property of the Company; the consummation of a merger or consolidation of the Company with or into another entity; the closing of the acquisition of beneficial ownership of 30% or more of the outstanding voting stock of the Company; or if individuals who, on the effective date of the agreement are members of the Board, or are nominees of such Board members, cease to constitute at least a majority of the members of the Board.

Upon such event, the executive would be entitled to additional severance pay in excess of the amounts described above, in each case in an amount equal to a single lump sum payment equal to 100% of the applicable executive’s then current annual base salary, plus the average annual bonus awarded to the executive for the preceding two fiscal years. In addition, in such event, the vesting of all outstanding stock options then held by the applicable executive would have automatically accelerated and all stock options would have continued to be exercisable for 12 months, but in no event beyond the maximum permitted expiration date.

The employment agreements, as amended, with each of our named executive officers also provided that the Company could, in certain circumstances and in order to avoid incurring fines or penalties under applicable law (including recently enacted federal healthcare legislation), elect to pay cash payments equivalent to value of the monthly premiums the Company would otherwise pay to provide for the continuation of health and dental insurance for such executives and their eligible dependents following each such executive’s termination without Cause or resignation for Good Reason.

If Mr. Krall had been terminated on July 31, 2013 without Cause or had terminated his employment for Good Reason, he would have received a lump sum payment of $577,500 and the continued participation in our group health insurance benefits on the same terms as during his employment until eighteen months following his termination, at a cost to us of $19,900. Additionally, if Mr. Krall was terminated without Cause or resigned for Good Reason within twelve months following a Change in Control, he would have received the same benefits plus (i) an additional lump sum payment of $385,000, (ii) a bonus payment of $48,750, and (iii) the accelerated vesting of his unvested stock options with an aggregate intrinsic value of zero based on the closing price of our common stock on July 31, 2013.

If Ms. Singer had been terminated on July 31, 2013 without Cause or had terminated her employment for Good Reason, she would have received a lump sum payment of $220,000 and the continued participation in our group health insurance benefits on the same terms as during her employment until twelve months following her termination, at a cost to us of $17,800. Additionally, if Ms. Singer was terminated without Cause or resigned for Good Reason within twelve months following a Change in Control, she would have received the same benefits plus (i) an additional lump sum payment of $220,000, (ii) a bonus payment of $22,750, and (iii) the accelerated vesting of her unvested stock options with an aggregate intrinsic value of zero based on the closing price of our common stock on July 31, 2013.

In May 2013, Mr. Wulff separated from the Company. If Mr. Wulff had been terminated on that date without Cause or had terminated his employment for Good Reason, he would have received a lump sum payment of $206,250 and the continued participation in our group health insurance benefits on the same terms as during his employment until nine months following his termination, at a cost to us of $5,122. Additionally, if Mr. Wulff was terminated without Cause or resigned for Good Reason within twelve months following a Change in Control, he would have received the same benefits plus an additional lump sum payment of $275,000 and (ii) the accelerated vesting of his unvested stock options (if any) with an aggregate intrinsic value of zero based on the closing price of our common stock on July 31, 2013. Mr. Wulff was subsequently appointed to serve as our Chief Financial Officer, Chief Operating Officer, and Corporate Secretary on August 13, 2013.

Separation Agreements with Former Executive Officers and Directors

On August 13, 2013 Michael L. Krall and Donna Singer resigned all positions respectively held by them as officers of the Company by mutual agreement with the Company.

In connection with Mr. Krall’s separation from the Company, the Company entered into a Purchase, Severance, and Release Agreement effective August 13, 2013 with Mr. Krall (the “Krall Release Agreement”). The Krall Release Agreement provides for a mutual release of all claims between Mr. Krall and the Company. Mr. Krall is also prohibited from engaging in certain competitive activities for the next four years. Pursuant to the Krall Release Agreement, Mr. Krall (i) was paid $25,000 on August 13, 2013; and, (ii) is entitled to receive $30,000 per month for 18-months following August 13, 2013, during which time Mr. Krall shall provide consulting services to the Company. In consideration of Mr. Krall’s transfer to the Company of certain enumerated intellectual property rights, the Company also (i) paid Mr. Krall the sum of $125,000 on August 13, 2013; and, (ii) issued to Mr. Krall 850,000 shares of common stock on August 21, 2013 (the “Krall Shares”). The Krall Shares are subject to certain registration rights intended to register the Krall Shares. The Krall Shares are also subject to a Voting Support Agreement and Irrevocable Proxy (the “Krall Proxy”). The Krall Proxy gives our CEO the right to vote the Krall Shares for so long as Mr. Krall owns the Krall Shares.

In connection with Ms. Singer’s separation from the Company, we entered into a Purchase, Severance, and Release Agreement effective August 13, 2013 with Ms. Singer (the “Singer Release Agreement”). The Singer Release Agreement provides for a mutual release of all claims between Ms. Singer and the Company. Ms. Singer is also prohibited from engaging in certain competitive activities until August 2017. Pursuant to the Singer Release Agreement, Ms. Singer (i) was paid $45,000 on August 13, 2013; (ii) is due the amount of her continued health insurance coverage until August 2014; and, (iii) is entitled to $17,000 per month for 12-months following August 13, 2013, during which time Ms. Singer shall provide consulting services to the Company. In consideration of Ms. Singer’s transfer to the Company of certain enumerated intellectual property rights, the Company also issued to Ms. Singer 300,000 shares of common stock on August 21, 2013 (the “Singer Shares”). The Singer Shares are subject to certain registration rights intended to register the Singer Shares. The Singer Shares are also subject to a Voting Support Agreement and Irrevocable Proxy (the “Singer Proxy”). The Singer Proxy gives our CEO the right to vote the Singer Shares for so long as Ms. Singer owns the Singer Shares

Employment Agreements; Potential Payments Upon Termination or a Change in Control for Current Executive Officers

As described elsewhere in this report, on (i) August 13, 2013, we appointed Peter Wulff as our Chief Financial Officer, Chief Operating Officer, and Corporate Secretary and (ii) September 10, 2013, we appointed Henry R. Lambert to serve as Chief Executive Officer and a member of the Board. The following describes each of Messrs. Lambert’s and Wulff’s respective employment agreements and Mr. Cohee’s letter agreement with respect to his service on the Board, each of which were entered into with such officers and directors on October 23, 2013.

The terms of each employment agreement with Messrs. Lambert and Wulff provides that such agreement continues until termination by either the Company or the applicable executive officer. During the term of each employment agreement, the executive officers are entitled to an annual base salary, which may be increased, but not decreased, by the Board or the Compensation Committee in their discretion. The annual base salaries of our executive officers are $350,000 for Mr. Lambert and $325,000 for Mr. Wulff.

Each agreement provides that, during the term of such agreement, the applicable executive officer is eligible for equity compensation grants to be awarded at the discretion of the Compensation Committee and the Board, and also provided for annual bonus targets equal to, as applicable, 50% of the executive’s then current annual base salary, in each case to be awarded at the sole discretion of the Compensation Committee and the Board. Additionally, pursuant to the terms of Mr. Lambert’s employment agreement, we granted Mr. Lambert a restricted stock unit for 500,000 shares of our common stock and pursuant to Mr. Wulff’s employment agreement we granted Mr. Wulff a restricted stock unit for 1,000,000 shares of our common stock.

In each case, the employment agreements with Messrs. Lambert and Wulff provides for certain compensation to be paid such executive officer if his employment is terminated by the Company without Cause or terminated by the executive for Good Reason. In summary, “Cause” is the commission by the executive of an act of fraud or another felony, or gross misconduct resulting in a material adverse effect on the Company; refusal by the executive to perform his or her duties under the agreement or to otherwise breach the agreement, or a violation of confidentiality, non-competition and/or non-solicitation provisions to which the Company is bound. “Good Reason” is a material reduction of the executive’s base salary or target bonus percentage; a material reduction by the Company of the executive’s authority, duties or responsibilities; a relocation of the Company’s offices that requires an increase in the executive’s one-way driving distance of more than fifty miles; or a material breach of the agreement by the Company.

Upon such event, the executive, upon signing a release in favor of the Company, would be entitled to severance pay in the form of continued payments. In the case of Mr. Lambert, he would be entitled to receive his base salary then in effect and group health and dental benefits in accordance with COBRA for a period of 6 months from the date of his termination and in the case of Mr. Wulff, he would be entitled to receive his base salary then in effect and group health and dental benefits in accordance with COBRA for a period of 12 months from the date of his termination. Additionally, each agreement provides that all outstanding vested stock options held by the applicable executive at the date of such termination would continue to be exercisable for a period of up to 90 days following such termination, but in no event beyond the maximum permitted expiration date.

The employment agreements with our executive officers also provides for compensation if the executive’s employment is terminated by the Company without Cause within twelve months following a Change in Control, or the executive resigns for Good Reason within such period. A “Change in Control” is the closing of the sale, transfer or other disposition of all or substantially all of the Company’s assets or the exclusive license of substantially all of the intellectual property of the Company; the consummation of a merger or consolidation of the Company with or into another entity; any person (subject to certain exemptions) becomes the beneficial owner of securities of the Company representing 35% or more of the total combined voting power of the Company; or if individuals who, as of 60 days after the effective date of the agreement are members of the Board, or are nominees of such Board members, cease to constitute at least a majority of the members of the Board.

Upon such event, the executive would be entitled to additional severance pay in excess of the amounts described above, in each case in an amount equal to a single lump sum payment equal to 100% of the applicable executive’s then current annual base salary for Mr. Lambert and 200% of the applicable executive’s then current annual base salary for Mr. Wulff. In addition, in such event, the vesting of all outstanding stock options then held by the applicable executive would automatically accelerate and all stock options would continue to be exercisable for 12 months, but in no event beyond the maximum permitted expiration date.

The employment agreements with each of our executive officers also provides that the Company could, in certain circumstances and in order to avoid incurring fines or penalties under applicable law (including recently enacted federal healthcare legislation), elect to pay cash payments equivalent to value of the monthly premiums the Company would otherwise pay to provide for the continuation of health and dental insurance for such executives and their eligible dependents following each such executive’s termination without Cause or resignation for Good Reason.

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

Compensation of Directors

For non-employee directors appointed subsequent to July 31, 2013, each director of the Company will receive cash fees from the Company for their services as members of the Board and any committee of the Board as follows:

•	Each non-employee director will receive an annual fee of $60,000 payable for such director’s service on the Board and each member of the Audit Committee and Compensation Committee will receive an additional annual fee of $4,000 and $2,500, respectively, payable for such director’s service on the committee.

•	The Chair of the Audit Committee will receive an additional annual fee of $10,000 for such Chair’s service and the Chair of the Compensation Committee will receive an additional annual fee of $5,000 for such Chair’s service.

Annual fees will be paid to each non-employee director in four equal installments on a quarterly basis. Any non-employee directors serving a portion of the year will be entitled to receive such fees on a pro rata basis based on their length of service during the year.

New non-employee directors will receive an initial grant of 200,000 restricted stock units. Currently, all non-employee director grants of restricted stock units vest fifty percent (50%) on the earlier of (i) the date of the annual meeting in 2015 or (ii) January 15, 2015 and fifty percent (50%) on the earlier of (i) the date of the annual meeting in 2016 or (ii) January 15, 2016.

The following table shows amounts earned in the year ended July 31, 2013 by each of our directors who are not named executive officers.

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)(3)	Option Awards ($)(3)	All Other Compensation ($)		Total Compensation ($)
Dennis Brovarone (4)	$26,250	—	—	$60,000	(5)	$86,250
John J. Carbone, MD (6)	$28,500	—	—	—		$28,500
Paul V. Maier (6)	$45,000	—	—	—		$45,000
Dave Pfanzelter (7)	$7,500		$24,500			$32,000

(1)	Former Directors Michael L. Krall, our former President, Chief Executive Officer and Interim Chief Financial Officer, and Donna Singer, our former Executive Vice President, are not included on this table as they receive no compensation for their service as directors. The compensation received by Mr. Krall and Ms. Singer as executives is shown in the Summary Compensation Table in this Item 11 above.
(2)	There were no stock awards granted during the year ended July 31, 2013.
(3)	During the year ended July 31, 2013, we granted 40,000 options to Mr. Pfanzelter upon his appointment to the Board. The grant date fair value of the options was $24,500. The aggregate number of option awards outstanding at July 31, 2013 for each independent director was as follows: Mr. Brovarone, 10,000; Dr. Carbone, 6,250; Mr. Maier, zero; and Mr. Pfanzelter 43,125.
(4)	Mr. Brovarone resigned from the Board effective August 13, 2013.
(5)	Amount represents fees earned for services to the Company as securities counsel in the year ended July 31, 2013.
(6)	Messrs. Carbone and Maier resigned from the Board effective July 22, 2013.
(7)	Amount represents fees earned before Mr. Pfanzelter’s resignation from the Board on July 19, 2013. Mr. Pfanzelter was subsequently reappointed to the Board on August 13, 2013.

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

Please read Item 9B of this Report which describes certain compensatory arrangements we entered into with our current directors on October 23, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table provides information regarding the beneficial ownership of our common stock as of October 24, 2013, or the Evaluation Date, by: (i) each of our current directors, (ii) each of our named executive officers as set forth in Item 11 of this Annual Report, and (iii) all such directors and executive officers as a group. We know of no other person or group of affiliated persons who beneficially own more than five percent of our common stock. The table is based upon information supplied by our officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned. All information in the following table regarding share amounts of our common stock has been adjusted to reflect the application of the one-for-eight reverse stock split of our common stock that we effected on August 14, 2012, as further described elsewhere in this Annual Report, on a retroactive basis.

Applicable percentages are based on 23,389,896 shares outstanding as of the Evaluation Date, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable within 60 days of the Evaluation Date. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name (1)(2)	Number of Shares Beneficially Owned		Percent of Common Stock
Michael L. Krall	1,053,974	(3)	4.50%
Donna Singer	364,094	(4)	1.56%
David Pfanzelter	3,125	(5)	*
Henry R. Lambert	—		*
Peter C. Wulff	250,000	(6)	1.07%
Gary Cohee	305,833	(7)	1.31%
David Theno, Jr., PhD			*
Craig C. Culver			*
William Otis			*
All of our named executive officers and directors as a group (9 persons)	1,977,026	(8)	8.43%

*	Indicates less than one percent of the outstanding shares of the Company’s common stock.
(1)	The address for each person listed in the table is c/o Pure Bioscience, Inc., 1725 Gillespie Way, El Cajon, California 92020.
(2)	As of September 14, 2012, Gregory H. Barnhill, a former director on our Board, directly held 89,787 shares of common stock. Subsequent to Mr. Barnhill’s death, such shares are held by Mr. Barnhill’s estate
(3)	Consists of (a) 43,750 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and (b) 1,010,224 shares of common stock held directly by Mr. Krall. Mr. Krall resigned as a director on August 13, 2013 and his options terminate 90 days after his date of resignation unless otherwise exercised.
(4)	Consists of (a) 17,500 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and (b) 346,594 shares of common stock held directly by Ms. Singer. Ms. Singer resigned as a director on August 13, 2013 and her options terminate 90 days after her date of resignation unless otherwise exercised.

(5)	Consists of 3,125 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date.
(6)	Consists of 250,000 unregistered shares of common stock held directly by Wulff Services, Inc. Wulff Services is primarily owned by our current Chief Financial Officer and Chief Operation Officer, Peter C. Wulff.
(7)	Consists of 305,833 unregistered shares of common stock held directly by Mr. Cohee.
(8)	Consists of (a) 64,375 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and (b) 1,912,651 shares of common stock held directly by all directors and executive officers as a group.

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

All of our equity incentive plans are administered by the Compensation Committee. The exercise price for stock options is always at or above the fair market value of our common stock on the date the award is granted. Fair market value is defined by the Plan and is based on prevailing market prices of our common stock as reported by the OTCQB. The term of stock options granted and their vesting schedules are determined by the Compensation Committee, subject to any limitations defined in the Plan. The Compensation Committee also determines the vesting of other, non-option, stock awards.

The following table sets forth, as of July 31, 2013, information with respect to our equity compensation plans, and with respect to certain other options and warrants.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	443,755	$9.52	127,059
Equity compensation plans not approved by stockholders	—	—	—

Total	443,755	$9.52	127,059

(1)	Includes options only.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Except as described below and other than Board or employment relationships and compensation resulting from those employment relationships, no director, executive officer, 5% stockholder or immediate family member of any of the foregoing, was a party to any transaction or series of transactions since the beginning of the year ended July 31, 2013, or is to be a party to any currently proposed transaction or series of proposed transactions, in which (i) we were or are to be a participant, (ii) the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at fiscal year-end for the fiscal years ended July 31, 2013 and 2012, which is $32,600, and (iii) any director, executive officer, or immediate family member of any of the foregoing had or will have a direct or indirect material interest.

Transactions with Our Former Executive Officers

Our current Director of Manufacturing and Research and Development, Richard Gumienny, is the son-in-law of Michael Krall, our former President, Chief Executive Officer, Interim Chief Financial Officer, and Chairman of the Board. Pursuant to the terms of Mr. Gumienny’s employment arrangement with us, which has been in effect during the period commencing at the beginning of our fiscal year ended July 31, 2011 and continuing through the date of this Annual Report, Mr. Gumienny (1) receives an annual salary of $101,100, (2) receives certain benefits that are also provided to our other similarly situated employees, which benefits have an approximate annual value of $5,397 for Mr. Gumienny, and (3) is eligible to receive cash bonuses and equity grants at the discretion of management. In accordance with that arrangement, during the fiscal year ended July 31, 2013, Mr. Gumienny was awarded a cash bonus of $1,500 and options to purchase up to 10,000 shares of our common stock in addition to his salary and benefits.

Our current Accounts Receivable and Accounts Payable Manager, Ashley Gumienny, is the daughter of Michael Krall, our former President, Chief Executive Officer, Interim Chief Financial Officer, and Chairman of the Board. Pursuant to the terms of Ms. Gumienny’s employment arrangement with us, which has been in effect during the period commencing at the beginning of our fiscal year ended July 31, 2011 and continuing through the date of this Annual Report, Ms. Gumienny (1) receives an annual salary of $50,300, (2) receives certain benefits that are also provided to our other similarly situated employees, which benefits have an approximate annual value of $5,397 for Ms. Gumienny, and (3) is eligible to receive cash bonuses and equity grants at the discretion of management. In accordance with that arrangement, during the fiscal year ended July 31, 2011, Ms. Gumienny was awarded a cash bonus of $750 and options to purchase up to 3,000 shares of our common stock in addition to her salary and benefits.

Our former director, Dennis Brovarone, provided consulting services for us as securities counsel in addition to his services as a director. Pursuant to the terms of Mr. Brovarone’s consulting arrangement with us, which has been in effect during the period commencing at the beginning of our fiscal year ended July 31, 2011 and continuing through the date of this Annual Report, Mr. Brovarone received annual cash compensation of $60,000 in exchange for his services as a consultant. Such amounts are in addition to the cash, equity or other compensation Mr. Brovarone received in exchange for his services as a director. Please see the table under the heading “Compensation of Directors” in Item 11 of this Annual Report for further information about Mr. Brovarone’s director compensation.

Separation Arrangements with Our Former Executive Officers and Directors

On August 13, 2013 Michael L. Krall and Donna Singer resigned all positions respectively held by them as officers of the Company by mutual agreement with the Company. Additionally, Dennis Brovarone resigned as a director of the Company.

Michael Krall: In connection with Mr. Krall’s separation from the Company, the Company entered into a Purchase, Severance, and Release Agreement effective August 13, 2013 with Mr. Krall (the “Krall Release Agreement”). The Krall Release Agreement provides for a mutual release of all claims between Mr. Krall and the Company. Mr. Krall is also prohibited from engaging in certain competitive activities for the next four years. Pursuant to the Krall Release Agreement, Mr. Krall (i) was paid $25,000 on August 13, 2013; and, (ii) is entitled to receive $30,000 per month for 18-months following August 13, 2013, during which time Mr. Krall shall provide consulting services to the Company. In consideration of Mr. Krall’s transfer to the Company of certain enumerated intellectual property rights, the Company also (i) paid Mr. Krall the sum of $125,000 on August 13, 2013; and, (ii) issued to Mr. Krall 850,000 shares of common stock on August 21, 2013 (the “Krall Shares”). The Krall Shares are subject to certain registration rights intended to register the Krall Shares. The Krall Shares are also subject to a Voting Support Agreement and Irrevocable Proxy (the “Krall Proxy”). The Krall Proxy gives our CEO the right to vote the Krall Shares for so long as Mr. Krall owns the Krall Shares.

Donna Singer: In connection with Ms. Singer’s separation from the Company, we entered into a Purchase, Severance, and Release Agreement effective August 13, 2013 with Ms. Singer (the “Singer Release Agreement”). The Singer Release Agreement provides for a mutual release of all claims between Ms. Singer and the Company. Ms. Singer is also prohibited from engaging in certain competitive activities until August 2017. Pursuant to the Singer Release Agreement, Ms. Singer (i) was paid $45,000 on August 13, 2013; (ii) is due the amount of her continued health insurance coverage until August 2014; and, (iii) is entitled to $17,000 per month for 12-months following August 13, 2013, during which time Ms. Singer shall provide consulting services to the Company. In consideration of Ms. Singer’s transfer to the Company of certain enumerated intellectual property rights, the Company also issued to Ms. Singer 300,000 shares of common stock on August 21, 2013 (the “Singer Shares”). The Singer Shares are subject to certain registration rights intended to register the Singer Shares. The Singer Shares are also subject to a Voting Support Agreement and Irrevocable Proxy (the “Singer Proxy”). The Singer Proxy gives our CEO the right to vote the Singer Shares for so long as Ms. Singer owns the Singer Shares.

Dennis Brovarone: In connection with Mr. Brovarone’s separation from the Company, we entered into a Settlement and Release Agreement effective August 13, 2013 with Mr. Brovarone (the “Brovarone Release Agreement”). The Brovarone Release Agreement provides for a mutual release of all claims between Mr. Brovarone and the Company. Mr. Brovarone shall be paid $91,332.77 (the “Brovarone Amount”) as follows: (i) starting 90-days after August 13, 2013 the Brovarone Amount shall be subject to 2% interest per annum; (ii) starting 120-days after 13 August 2013 and continuing on the same day of each month for 60-months the Company shall pay $1,600.86; (iii) the Company shall have the right to prepay without penalty upon 30-days’ notice; and, (iv) Brovarone shall have the right to convert the then outstanding balance of the Brovarone Amount, at any time and with 10-days’ advance notice, into common stock at a conversion price equal to the average closing price for our common stock on the principal market on which our common stock is then listed or quoted for the ten trading days immediately preceding the date of the conversion notice.

For information with respect to the compensation paid to our executive officers and directors, see the descriptions in Item 11 of this Annual Report.

Arrangements Related to Board and Management Changes

Pillar Market Group, Inc.: On August 13, 2013 we entered into a services agreement (the “Pillar Services Agreement”) with Pillar Marketing Group, Inc. (“Pillar”). The Pillar Services Agreement provides, among other things, that Pillar shall serve as our exclusive provider of general advisory services regarding corporate finance, capital raising activities, merger and acquisition transactions, and other related endeavors. Pillar is to be paid the sum of $25,000 per month plus, upon consummation of any transaction involving either (i) the acquisition, merger, or combination, or similar transaction of or with another company; or, (ii) a transaction which results in the Company “Up Listing”, as that term is commonly defined in a business context, we are to issue Pillar that number of our shares of our common stock which equals to three percent (3%) of our issued and outstanding shares determined on a fully diluted basis post-transaction. Additionally, pursuant to the Pillar Services Agreement and for corporate reorganization services previously provided by Pillar, we issued 550,000 shares of unregistered common stock, (300,000 shares for certain corporate reorganization services previously provided and 250,000 for general advisory services pursuant to the services agreement) with a value of $385,000, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act. We also paid Pillar the amount of $150,000 for corporate reorganization services previously provided. The Pillar Services Agreement provides for a term of 24 months, which renews automatically for additional 24 month terms unless either party provides prior written notice of termination.

Wulff Services, Inc.: On August 13, 2013 we issued 250,000 shares of unregistered common stock, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act, with a value of $175,000, for corporate finance and restructuring activities to Wulff Services Inc. (“Wulff Services”). Wulff Services is primarily owned by our current Chief Financial Officer and Chief Operation Officer, Peter C. Wulff.

Cohee Director Agreement: On August 13, 2013, we appointed Mr. Cohee to serve as a member of the Board and on September 17, 2013, we entered into a letter agreement with Mr. Cohee. Mr. Cohee’s letter agreement provides that his initial term will be for one year. In connection with his execution of the letter agreement, we are obligated to issue him 200,000 shares of our common stock pursuant to a restricted stock unit agreement in the form of a non-employee RSU award. Additionally, we will pay him an annual retainer fee of $60,000, payable quarterly. Additionally, he acknowledges and agrees that in order to satisfy certain rules for public companies he may be required to serve on one or more of the Board’s Audit Committee, Compensation Committee, and/or Nominating and Governance Committee, and that such committee assignments will be agreed between him and the Company, and that he will be compensated for such service. His letter agreement also provides that he will also be subject to certain confidentiality obligations.

Further, on October 23, 2013, we issued 305,833 shares of unregistered common stock, in exchange for previous services provided, valued at $257,750, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act, and paid $91,500 to Mr. Cohee and/or his affiliates for financial advisor services. The shares were issued and payment made to Mr. Cohee and/or his affiliates for his services.

Compensation of Our Current Directors and Executive Officers

For information with respect to the compensation offered to our current directors and executive officers, please see the descriptions in Items 9B and 11 of this Annual Report.

Related Party Transaction Policy and Procedures

Pursuant to our Related Party Transaction and Procedures, our executive officers, directors, and principal stockholders, including their immediate family members and affiliates, are prohibited from entering into a related party transaction with us without the prior consent of our Audit Committee or our independent directors. Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of such persons’ immediate family members or affiliates, must first be presented to our Audit Committee for review, consideration and approval. In approving or rejecting the proposed agreement, our Audit Committee will consider the relevant facts and circumstances available and deemed relevant, including, but not limited, to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. Our Audit Committee shall approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our Audit Committee determines in the good faith exercise of its discretion.

Item 14.	Principal Accounting Fees and Services

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Mayer Hoffman McCann P.C. in the years ended July 31, 2013 and 2012. All fees described below were approved by the Board or the Audit Committee:

	For the years ended July 31,
	2013	2012

Audit Fees (1)	$172,000	$156,000
Audit-Related Fees (2)	33,750	26,000
Tax Fees (3)	9,000	10,000

Total Fees	$214,750	$192,000

(1)	Audit Fees include fees for services rendered for the audit and/or review of our financial statements, including our Annual Report on Form 10-K and our periodic reports.
(2)	Audit Related Fees consist of amounts billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. Amounts for the year ended July 31, 2013 included fees incurred related primarily to the filing of registration statements related to the financings further detailed in the notes to the audited consolidated financial statements set forth in Part II, Item 8 of this Annual Report. Amounts for the year ended July 31, 2012 included fees incurred related primarily to the at the market financing further detailed in the notes to the audited consolidated financial statements set forth in Part II, Item 8 of this Annual Report.
(3)	Tax Fees consist of amounts billed for services in connection with the preparation of our federal and state tax returns.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1) The list of financial statements filed in response to Part II, Item 8 is set forth at the end of this Annual Report.

(2) Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) The following exhibits are filed as part of this Annual Report pursuant to Item 601 of Regulation S-K:

2.1	Agreement and Plan of Merger, dated as of March 24, 2011, by and between Pure Bioscience and Pure Bioscience, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on March 25, 2011)

3.1	Certificate of Incorporation of Pure Bioscience, Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

3.1.1	Certificate of Amendment to Certificate of Incorporation of Pure Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

3.2	Bylaws of Pure Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

3.2.1	Amendment to the Bylaws of Pure Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

4.1	Form of Investor Warrant (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed with the SEC on May 22, 2009)

4.2	Form of Investor Warrant (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed with the SEC on September 2, 2009)

10.1	PURE Bioscience 2007 Equity Incentive Plan (incorporated by reference from Exhibit 10.15.8 to the Annual Report on Form 10-K, filed with the SEC on October 14, 2008)

10.2 *#	Form of Indemnification Agreement

10.3	Purchase Agreement, dated December 14, 2011, by and between Pure Bioscience, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 15, 2011)

10.4	Purchase Agreement, dated December 15, 2011, by and between Pure Bioscience, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on December 15, 2011)

10.5	Registration Rights Agreement, dated December 15, 2011, by and between Pure Bioscience, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on December 15, 2011)

10.6	Warrant, dated February 3, 2012, issued by Pure Bioscience, Inc. to Wharton Capital Markets LLC (incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q filed with the SEC on March 16, 2012)

10.7	First Amendment to Purchase Agreement, dated April 5, 2012, by and between Pure Bioscience, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.15 of the Registration Statement on Form S-1 filed with the SEC on April 10, 2012)

10.8	Securities Purchase Agreement, dated June 26, 2012, by and between Pure Bioscience, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on June 29, 2012)

10.9	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the SEC on June 29, 2012)

10.10	Securities Purchase Agreement, dated June 29, 2012, among Pure Bioscience, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 6, 2012)

10.11	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on July 6, 2012)

10.12	Addendum to Transaction Documents, dated July 5, 2012, by and among Pure Bioscience, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K/A filed with the SEC on July 13, 2012)

10.13	Settlement Agreement, effective July 9, 2012, among Pure Bioscience, Inc. Richmont Sciences, LLC, Richmont Holdings, Inc., Richmont Corporation, IV-7 Direct, LLC, and The Coalition to Save Pure (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 12, 2012)

10.14	Second Addendum to Transaction Documents, dated August 20, 2012, by and between Pure Bioscience, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on September 14, 2012)

10.15	Third Addendum to Transaction Documents, dated August 20, 2012, by and between Pure Bioscience, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on September 14, 2012)

10.16	Underwriting Agreement, dated September 11, 2012, by and between Pure Bioscience, Inc. and Aegis Capital Corp. (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed with the SEC on September 13, 2012)

10.17	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on September 13, 2012)

10.18	Letter Agreement, dated as of January 25, 2013, between Pure Bioscience, Inc., and Morrison & Foerster LLP (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 31, 2013)

10.19	Promissory Note, dated as of January 25, 2013, in favor of Morrison & Foerster LLP (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 31, 2013)

10.20	Securities Purchase Agreement, dated as of April 16, 2013, between Pure Bioscience, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on April 23, 2013)

10.21	Registration Rights Side Letter Agreement, dated as of April 16, 2013, between Pure Bioscience, Inc. and Harmony Bioscience, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on April 23, 2013)

10.22	Securities Purchase Agreement, dated as of April 24, 2013, between Pure Bioscience, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on April 29, 2013)

10.23	Registration Rights Side Letter Agreement, dated as of April 23, 2013, between Pure Bioscience, Inc. and Sentinel Capital Solutions, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on April 29, 2013)

10.24	Form of Common Stock Purchase Agreement dated as of August 13, 2013 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on August 20, 2013)

10.25	Services Agreement dated as of August 13, 2013, between Pure Bioscience, Inc. and Pillar Marketing Group, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on August 20, 2013)

10.26 #	Purchase, Severance, and Release Agreement dated as of August 13, 2013 between Pure Bioscience, Inc. and Michael L. Krall (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on August 20, 2013)

10.27	Voting Support Agreement and Irrevocable Proxy dated as of August 13, 2013 between Pure Bioscience, Inc. and Michael L. Krall (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC on August 20, 2013)

10.28 #	Purchase, Severance, and Release Agreement dated as of August 13, 2013 between Pure Bioscience, Inc. and Donna Singer (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the SEC on August 20, 2013)

10.29	Voting Support Agreement and Irrevocable Proxy dated as of August 13, 2013 between Pure Bioscience, Inc. and Donna Singer (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed with the SEC on August 20, 2013)

10.30 #	Settlement and Release Agreement dated as of August 13, 2013 between Pure Bioscience, Inc. and Dennis Brovarone (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K filed with the SEC on August 20, 2013)

10.31	Subscription Agreement dated as of October 14, 2013 between Pure Bioscience, Inc. and purchaser identified on Exhibit A attached thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on October 15, 2013)

10.32 *#	Director Agreement dated as of September 17, 2013 between Pure Bioscience, Inc. and Gary Cohee

10.33 *#	Employment Agreement dated as of October 23, 2013 between Pure Bioscience, Inc. and Henry R. Lambert

10.34 *#	Employment Agreement dated as of October 23, 2013 between Pure Bioscience, Inc. and Peter Wulff

10.35 *#	Chairman Agreement dated as of October 23, 2013 between Pure Bioscience, Inc. and Dave Pfanzelter

10.36 *#	Form of RSU Agreement between Pure Bioscience, Inc. and Non-employee directors

10.37 *#	RSU Agreement dated as of October 23, 2013 between Pure Bioscience, Inc. and Henry R. Lambert

10.38 *#	RSU Agreement dated as of October 23, 2013 between Pure Bioscience, Inc. and Peter Wulff

10.39 *#	RSU Agreement dated as of October 23, 2013 between Pure Bioscience, Inc. and Dave Pfanzelter

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K, filed with the SEC on February 25, 2008)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K, filed with the SEC on October 13, 2009)

23.1 *	Consent of Mayer Hoffman McCann P.C.

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *+	The following materials from the Company’s Annual Report on Form 10-K for the annual period ended July 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as at July 31, 2013 and 2012; (ii) Consolidated Statements of Operations for the years ended July 31, 2013 and 2012; (iii) Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the years ended July 31, 2013 and 2012; and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith
#	Management contract or compensatory plan or arrangement.
+	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE BIOSCIENCE, INC.	DATE

/s/ HENRY R. LAMBERT	October 24, 2013
Henry R. Lambert Chief Executive Officer

/s/ PETER C. WULFF	October 24, 2013
Peter C. Wulff Chief Financial Officer / Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ HENRY R. LAMBERT	CEO, Director	October 24, 2013
Henry R. Lambert

/s/ DAVE PFANZELTER	Chairman, Director	October 24, 2013
Dave Pfanzelter

/s/ GARY COHEE	Director	October 24, 2013
Gary Cohee

/s/ DR. DAVID THENO, JR.	Director	October 24, 2013
Dr. David Theno, Jr.

/s/ CRAIG C. CULVER	Director	October 24, 2013
Craig C. Culver

/s/ WILLIAM OTIS	Director	October 24, 2013
William Otis

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pure Bioscience, Inc.

We have audited the accompanying consolidated balance sheets of Pure Bioscience, Inc. as of July 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pure Bioscience, Inc. as of July 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses, is dependent on future financing to fund its planned expenditures and had an accumulated deficit of approximately $70,171,000 at July 31, 2013. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

October 24, 2013

Pure Bioscience, Inc.

Consolidated Balance Sheets

	July 31, 2013	July 31, 2012

Assets
Current assets
Cash and cash equivalents	$32,000	$877,000
Accounts receivable, net	18,000	373,000
Inventories, net	365,000	654,000
Prepaid expenses	71,000	347,000

Total current assets	486,000	2,251,000

Property, plant and equipment, net	146,000	257,000
Patents, net	1,430,000	1,950,000

Total assets	$2,062,000	$4,458,000

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$1,134,000	$1,946,000
Loan payable, net	—	962,000
Deferred revenue	—	66,000
Note payable, current	368,000	—
Accrued liabilities	600,000	344,000
Derivative liability	51,000	319,000

Total current liabilities	2,153,000	3,637,000

Note payable, less current portion	887,000	—
Deferred rent	13,000	3,000

Total liabilities	3,053,000	3,640,000

Commitments and contingencies (Note 8)

Stockholders’ equity (deficit)
Preferred stock, $0.01 par value:
5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value:
100,000,000 shares authorized
12,569,503 shares issued and outstanding at July 31, 2013, and 6,644,555 shares issued and outstanding at July 31, 2012.	126,000	67,000
Additional paid-in capital	69,054,000	63,251,000
Accumulated deficit	(70,171,000)	(62,500,000)

Total stockholders’ equity (deficit)	(991,000)	818,000

Total liabilities and stockholders’ equity (deficit)	$2,062,000	$4,458,000

See accompanying notes.

Pure Bioscience, Inc.

Consolidated Statements of Operations

	Year Ended July 31,
	2013	2012

Net product sales	$820,000	$812,000

Operating costs and expenses
Cost of goods sold	565,000	264,000
Selling, general and administrative	5,718,000	7,439,000
Research and development	1,325,000	1,863,000
Impairment of patents	551,000	—

Total operating costs and expenses	8,159,000	9,566,000

Loss from operations	(7,339,000)	(8,754,000)

Other income (expense)
Change in derivative liability	268,000	11,000
Interest expense, net	(593,000)	(144,000)
Other (expense) income, net	(7,000)	(3,000)

Total other (expense) income	(332,000)	(136,000)

Net loss	$(7,671,000)	$(8,890,000)

Basic and diluted net loss per share	$(0.71)	$(1.58)

Shares used in computing basic and diluted net loss per share	10,838,140	5,623,453

See accompanying notes.

Pure Bioscience, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, July 31, 2011	5,004,275	$50,000	$57,767,000	$(53,610,000)	$4,207,000

Issuance of common stock in a registered offering, net	167,136	2,000	947,000	—	949,000
Issuance of common stock under purchase plan	718,463	7,000	1,712,000	—	1,719,000
Issuance of common stock in a private placement, net	575,125	6,000	1,144,000	—	1,150,000
Issuance of common stock under bridge loan	55,503	1,000	167,000	—	168,000
Share-based compensation expense - stock options	—	—	1,036,000	—	1,036,000
Share-based compensation expense - restricted stock	6,852	—	41,000	—	41,000
Commitment shares issued under purchase plan	78,451	1,000	295,000	—	296,000
Issuance of common stock for consulting agreements	38,750	—	142,000	—	142,000

Net loss	—	—	—	(8,890,000)	(8,890,000)

Balance, July 31, 2012	6,644,555	$67,000	$63,251,000	$(62,500,000)	$818,000

Issuance of common stock in a registered offering, net	4,341,615	43,000	4,184,000	—	4,227,000
Issuance of common stock in a private placement, net	1,183,333	12,000	427,000	—	439,000
Share-based compensation expense - stock options	—	—	701,000	—	701,000
Share-based compensation expense - restricted stock	—	—	19,000	—	19,000
Warrants issued in connection with note payable	—	—	245,000	—	245,000
Issuance of common stock for consulting agreements	400,000	4,000	227,000	—	231,000

Net loss	—	—	—	(7,671,000)	(7,671,000)

Balance, July 31, 2013	12,569,503	$126,000	$69,054,000	$(70,171,000)	$(991,000)

See accompanying notes.

Pure Bioscience, Inc.

Consolidated Statements of Cash Flows

	Year ended July 31,
	2013	2012

Operating activities
Net loss	$(7,671,000)	$(8,890,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	720,000	1,077,000
Inventory reserve	347,000	—
Impairment of patents	551,000	—
Troubled debt restructuring loss	25,000	—
Amortization of stock issued for services	255,000	118,000
Depreciation and amortization	311,000	385,000
Amortization of stock issued under purchase agreement	—	296,000
Amortization of deferred financing costs	215,000	53,000
Change in fair value of derivative liability	(268,000)	(11,000)
Amortization of debt discount	371,000	91,000
Changes in operating assets and liabilities:
Accounts receivable	82,000	(323,000)
Inventories	149,000	207,000
Prepaid expenses	37,000	(9,000)
Accounts payable and accrued liabilities	962,000	1,355,000
Deferred revenue	—	66,000
Deferred rent	10,000	(3,000)

Net cash used in operating activities	(3,904,000)	(5,588,000)

Investing activities
Investment in patents	(219,000)	(239,000)
Purchases of property, plant and equipment	(12,000)	(10,000)

Net cash used in investing activities	(231,000)	(249,000)

Financing activities
Net proceeds from the sale of common stock	4,666,000	3,818,000
Net proceeds from Bridge Loan	—	1,200,000
Deferred financing costs	—	(98,000)
Payment of Bridge Loan	(1,333,000)	—
Payment on note payable	(43,000)	—

Net cash provided by financing activities	3,290,000	4,920,000

Net decrease in cash and cash equivalents	(845,000)	(917,000)

Cash and cash equivalents at beginning of year	877,000	1,794,000

Cash and cash equivalents at end of year	$32,000	$877,000

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$1,600	$5,000

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for prepaid services	$231,000	$142,000
Common stock issued under stock purchase agreement	$—	$296,000
Common stock issued for Bridge Loan	$—	$168,000
Fair value of derivative liabilities	$—	$330,000

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

Pure Bioscience, Inc. is focused on developing and commercializing our proprietary antimicrobial products that provide solutions to the health and environmental challenges of pathogen and hygienic control. Our technology platform is based on stabilized ionic silver, and our initial products contain silver dihydrogen citrate, or SDC. SDC is a broad-spectrum, non-toxic antimicrobial agent that is manufactured as a liquid delivered in various concentrations. We currently manufacture and distribute SDC-based disinfecting and sanitizing products, which are registered by the Environmental Protection Agency, or EPA. We also manufacture and sell SDC-based formulations to manufacturers for use as a raw material ingredient in the production of personal care products. We believe our technology platform has potential application in a number of industries. We intend to focus our current resources in providing food safety solutions to the food industry.

We were incorporated in the state of California in August 1992 as Innovative Medical Services. In September 2003, we changed our name to Pure Bioscience. In March 2011, we reincorporated in the state of Delaware. We operate in one business segment.

Effective on August 14, 2012 and commencing with the opening of trading on August 15, 2012, we effected a reverse stock split of our issued and outstanding common stock, $0.01 par value per share, at a ratio of one-for-eight, with each eight (8) issued and outstanding shares of our common stock automatically combined and converted into one (1) issued and outstanding share of our common stock. The reverse stock split was approved by stockholders holding a majority of our outstanding voting power at our annual meeting of stockholders held on July 31, 2012. All information in our consolidated financial statements and the notes thereto regarding share amounts of our common stock and prices per share of our common stock has been adjusted to reflect the application of the reverse stock split on a retroactive basis.

Liquidity & Going Concern Uncertainty

These consolidated financial statements have been prepared and presented on a basis assuming we will continue as a going concern. The factors below raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of July 31, 2013 we have incurred a cumulative net loss of $70,171,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of July 31, 2013, we had $32,000 in cash and cash equivalents, and $2,153,000 of current liabilities, including $1,134,000 in accounts payable. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months. The uncertainties surrounding our ability to continue to fund our operations raise substantial doubt about our ability to continue as a going concern.

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

NASDAQ Delisting

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

Reclassification

Certain reclassifications have been made to prior period amounts to conform to current period presentation. These reclassifications did not have an impact on our results of operations or financial condition as of and for the years ended July 31, 2013 and 2012.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities from purchase date of three months or less.

Fair Value of Financial Instruments

Certain of our financial instruments—including cash and cash equivalents, accounts receivable, inventories, prepaid expenses, accounts payable, accrued liabilities, note payable and deferred revenue are carried at cost, which is considered to be representative of their respective fair values because of the short-term nature of these instruments. Our loan payable and derivative liabilities are carried at estimated fair value (See Note 6 and 7).

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

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. Estimates of allowances for doubtful accounts are determined based on historical payment patterns and individual customer circumstances. The allowance for doubtful accounts was zero at July 31, 2013 and 2012.

Included in accounts receivable at July 31, 2012 is $273,000 billed to one customer for product shipped, where payment on agreed terms was not reasonably assured at the time of shipment. We recognized this amount, less our costs associated with the shipment, as deferred revenue on the consolidated balance sheet at July 31, 2012. During the year ended July 31, 2013 the customer authorized us to retake possession of this inventory, which was held by a third party warehouse on behalf of the customer, and as such, we reduced our accounts receivable by $273,000, increased inventory by $207,000, and reduced deferred revenue by $66,000.

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

Patents

We have filed a number of patent applications with the United States Patent and Trademark Office and in foreign countries. Certain legal and related costs incurred in connection with pending patent applications have been capitalized. Costs related to successful patent applications are amortized over the lesser of the remaining useful life of the related technology or the remaining patent life, commencing on the date the patent is issued. Capitalized costs related to patent applications are expensed in the period in which a determination is made not to pursue such applications.

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the year ended July 31, 2013 we incurred $551,000 of expense relating to the impairment of long-lived assets (See Note 3). No impairment expense was recorded during the year ended July 31, 2012.

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

Shipping and Handling Costs

Shipping and handling costs incurred by us for product shipments are included in cost of goods sold and were minimal for the years ended July 31, 2013 and 2012.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments. For the years ended July 31, 2013 and 2012, our comprehensive loss consisted only of net loss.

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

Net Loss Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Our diluted net loss per common share is the same as our basic net loss per common share because we incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, warrants and convertible notes would have an antidilutive effect. As of July 31, 2013 and 2012, the number of shares issuable upon the exercise of stock options, warrants, and convertible notes and shares held in escrow was 1,877,876 and 1,757,283, respectively.

Recent Accounting Pronouncements

No recent accounting pronouncements or other authoritative guidance have been issued that are considered likely to have a material impact on our consolidated financial statements.

3. Balance Sheet Details

Inventories consist of the following:

	July 31,
	2013	2012
Raw materials	$70,000	$476,000
Finished goods	295,000	178,000

	$365,000	$654,000

Given our current focus on near term commercialization of the SDC-based products used to provide solutions for the food safety industry, we believe there is no net realizable value for numerous current product configurations. Therefore, as of the fiscal year ended July 31, 2013, we established an inventory reserve for $347,000. The majority of the reserve relates to components such as, plastic bottles, spray triggers, miscellaneous plastics, and numerous corrugated cardboard configurations.

In addition, during the year ended July 31, 2013, we received $58,000 from the sale of silver held in inventory. At the time of sale, the silver had a book value of $40,000. The corresponding $18,000 gain is reflected in other income (expense) in the 2013 consolidated statement of operations.

Property, plant, and equipment consist of the following:

	July 31,
	2013	2012
Computers and equipment	$921,000	$909,000
Furniture and fixtures	21,000	21,000
Leasehold improvements	622,000	622,000

	1,564,000	1,552,000
Less accumulated depreciation	(1,418,000)	(1,295,000)

	$146,000	$257,000

Depreciation expense was $123,000 and $179,000 for the years ended July 31, 2013 and 2012, respectively.

Patents consist of the following:

	July 31,
	2013	2012
Patents	$3,389,000	$3,773,000
Less accumulated amortization	(1,959,000)	(1,823,000)

	$1,430,000	$1,950,000

Due to the significant changes in our strategic business objectives and utilization of our assets, we have determined cost associated with the pending patent applications in numerous foreign geographic locations have been impaired. As a result, during the year ended July 31, 2013, we reduced the carrying value of our patents and recorded a $551,000 patent impairment.

Patent amortization expense was $188,000 and $206,000 for the years ended July 31, 2013 and 2012, respectively. At July 31, 2013, the weighted average remaining amortization period for all patents was approximately ten years. The annual patent amortization expense for the next five years is estimated to be approximately $152,000 per year.

4. Promissory Note

On January 25, 2013, we entered into a Letter Agreement (the “Agreement”) with Morrison & Foerster LLP (“Morrison”). Under the terms of the Agreement, we issued a Promissory Note (the “Note”) in favor of Morrison in the principal amount of $1,125,000. In consideration for the Note, Morrison agreed to waive $1,519,000 of amounts due and payable to Morrison for legal services rendered. The Note bears interest at the rate of 7.5% per annum, but the then outstanding balance will accrue interest at the rate of 10% per annum upon the occurrence of an event of default (as defined in the Note). Beginning March 31, 2013, and on or before the last business day of each calendar month thereafter, we are required to pay all accrued but unpaid interest on the then unpaid amount of outstanding principal. Beginning on February 28, 2014, we are required to pay equal monthly principal installments of approximately $47,000, plus interest. We may prepay the outstanding balance under the Note in full or in part at any time, which would result in a discount of the then outstanding balance as more fully described in the Note. The Note will mature on February 28, 2016, unless accelerated pursuant to an event of default or upon the consummation of a change of control (as defined in the Note). As a result of the Agreement, we have reclassified the amount due and payable to Morrison from a current liability to long-term debt, except any payments due under the Letter Agreement within twelve months from the date of the balance sheet which will continue to be classified as a current liability.

In consideration for Morrison’s acceptance of the Note in lieu of payment for its legal services, we issued Morrison a warrant to purchase 375,000 shares of our common stock at an exercise price of $0.83 per share. The warrant was exercisable immediately and expires on January 24, 2018. The warrant may be exercised by Morrison with a cash payment or, in lieu thereof, at its election, through a net exercise, as set forth in the warrant agreement. Neither the warrant nor the shares to be issued upon exercise thereof are registered for sale or resale under the Securities Act of 1933, as amended (the “Securities Act”), and have been or will be issued in reliance on an exemption from registration under the Securities Act pursuant to Section 4(a)(2) thereof based on the offering of such securities to one investor and the lack of any general solicitation or advertising in connection with such issuance. We determined that the warrants issued in connection with the Note were equity instruments and did not represent derivative instruments. The fair value of the warrants issued to Morrison was $245,000, based on the Black-Scholes valuation method assuming no dividend yield, volatility of 134%, a risk-free interest rate of 0.35%, and an expected life of 5 years.

This transaction was accounted for as a troubled debt restructuring. During the year ended July 31, 2013, we recorded $25,000 of other expense resulting from the excess of the total cash outflows under the troubled debt restructuring, plus the expense related to the fair value of the warrant issued in conjunction with the debt, over the carrying amount of the Morrison payables prior to the restructuring. In accordance with the applicable guidance, interest to be paid under the Note of approximately $174,000 was added to the carrying amount of the Note, and future payments of interest will be reflected as a reduction to the carrying amount of the debt.

During the year ended July 31, 2013, we paid $43,000 under the terms of the Note.

As of July 31, 2013, future maturities of the promissory note are as follows:

Fiscal year ending July 31,
2014	$368,000
2015	$599,000
2016	$288,000

Total	$1,255,000

5. Secured Convertible Note

Pursuant to a securities purchase agreement entered into on June 26, 2012, on July 10, 2012 we received an aggregate of $1,200,000 in cash consideration from nine lenders in exchange for our issuance to such lenders of secured convertible promissory notes, or the Notes, in an aggregate principal amount of $1,333,000. We refer to such transaction as the “Bridge Loan”. Pursuant to the terms of the Notes and the other agreements (as amended) entered into in connection with the Bridge Loan, or the Loan Agreements, all amounts owed thereunder became due and payable on the earlier of (i) December 26, 2012 or (ii) our closing of any financing transaction or series of financing transactions that in the aggregate raise $1,200,000 or more in proceeds for the Company. On September 17, 2012 (See Note 9) we closed an underwritten public offering, and accordingly all such amounts were repaid during the year ended July 31, 2013.

The terms of the Notes provided for an interest rate of 0% during their term, a late fee at a rate of 10% if we failed to repay all amounts owed thereunder when due or if a prior event of default occurred, and an interest rate of 18% per annum commencing five days after the occurrence of an event of default that results in the acceleration of amounts owed thereunder. In accordance with authoritative guidance, we imputed interest on the Bridge Loan at the rate of 10% per annum. As a result, the fair value at issuance was $1,270,000, net of imputed interest of $63,000.

While outstanding, the Notes were secured by a lien on all of our assets pursuant to a security agreement entered in connection with the Bridge Loan, and 575,000 shares of our common stock (later reduced to 500,000 shares pursuant to an amendment effective September 6, 2012), were issued in the name of an escrow agent as additional collateral for the timely repayment of the Notes which were cancelled pursuant to our full repayment of the Bridge Loan. Additionally, the Notes could have been converted into shares of our common stock if the entire balance owed thereunder was not repaid by December 26, 2012 or an earlier event of default occurred. The conversion price of the Notes as of July 31, 2012 was $3.28 per share, subject to adjustment as set forth in the Notes, including adjustment of the conversion price to the sale price to the public of shares of our common stock issued in a registered public offering, if lower, closed within the 60-day period commencing on June 26, 2012, if any. We analyzed the nature of the conversion terms of the Notes and determined that the conversion feature requires derivative liability classification in accordance with authoritative guidance (See Note 6). At issuance, the fair value of the conversion feature totaled $33,000. The fair value was recorded as a debt discount and was amortized over the term of the Bridge Loan to interest expense. Due to the full repayment of the Bridge Loan, the lien on our assets was terminated on October 11, 2012 and the escrow shares have been cancelled.

As further consideration to the lenders for the Bridge Loan in addition to our issuance of the Notes, we issued to each such lender: (i) an aggregate amount of 54,878 shares of our common stock, which was valued at $166,000 and recorded as a deferred asset and was amortized to interest expense over the term of the Bridge Loan, and (ii) warrants to acquire up to an aggregate amount of 128,046 shares of our common stock, which warrants have a four-year term, become exercisable six months after the date of their issuance, and had an exercise price upon issuance of $3.28 per share, which exercise price is subject to anti-dilution provisions that require derivative liability classification (See Note 6). Additionally, we issued to the placement agent warrants to acquire up to an aggregate amount of 4,374 shares of our common stock, which warrants have the same terms as the warrants issued to the lenders in the Bridge Loan transaction. At issuance, the fair value of the 132,420 warrants issued in connection with the Bridge Loan transaction totaled $297,000. The warrant fair value was recorded as a debt discount and was amortized over the term of the Bridge Loan to interest expense.

Amortization of debt discounts related to the Bridge Loan, including imputed interest, the original issue discount, the conversion feature, and the warrants, was $91,000 for the year ended July 31, 2012.

Total fees associated with the Bridge Loan were $267,000. Of that amount, $166,000 relates to the fair value of 54,878 shares of common stock issued to the lenders, and $2,000 relates to the fair value of 625 shares of common stock issued to the placement agent for the Bridge Loan. All fees were capitalized as a deferred asset included in prepaid expenses, and was amortized to interest expense over the term of the Bridge Loan. During the year ended July 31, 2012, $53,000 of deferred financing fees were amortized to interest expense.

Due to the repayment of the Bridge Loan, debt discounts related to the Bridge Loan, including imputed interest, an original issue discount, the embedded conversion feature of the Notes, and the detachable warrants issued to the lenders in connection with the transaction, have been fully amortized, resulting in $371,000 of interest expense during the year ended July 31, 2013. Additionally, deferred financing fees associated with the Bridge Loan have been fully amortized, resulting in $215,000 of interest expense during the year ended July 31, 2013.

The following table summarizes information relative to the secured convertible note outstanding at July 31, 2013 and 2012:

	July 31,
	2013	2012
Convertible notes	$—	$1,282,000
Less unamortized discounts:
Original issue discount	—	(56,000)
Detachable warrants discount	—	(238,000)
Conversion feature discount	—	(26,000)

Convertible notes, net of discounts	$—	$962,000

6. Derivative Liability

We accounted for the warrants issued in conjunction with the Bridge Loan, and the embedded conversion feature of the Note, in accordance with the accounting guidance for derivatives. The applicable accounting guidance sets forth a two-step model to be applied in determining whether a financial instrument is indexed to an entity’s own stock, which would qualify such financial instruments for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the stockholders’ equity section of the entity’s balance sheet. We determined the warrants and the conversion feature of the Notes are ineligible for equity classification due to anti-dilution provisions set forth therein.

We recorded the fair value of the warrants issued in connection with the Bridge Loan as a warrant liability due to anti-dilution provisions requiring the strike price of the warrants to be adjusted if we subsequently issue common stock at a lower stock price. The fair value of the warrants at July 31, 2013 and July 31, 2012 was $51,000 and $286,000, respectively. The fair value decrease of $235,000 was recorded as a change in derivative liability in the consolidated statement of operations.

Based on our assessment of the Notes, we determined that the conversion feature represented an embedded derivative liability. Under the terms of the Notes, if we sold shares of our common stock to the public in a registered public offering at a price per share less than $3.28 during the 60-day period commencing on June 26, 2012, then the conversion price of the Notes will be reduced to equal the price per share at which shares were sold to the public in such registered public offering. Accordingly, we bifurcated the embedded conversion feature and accounted for it separately as a derivative liability. The fair value of the conversion feature at July 31, 2012 was $33,000. Due to the repayment of the Bridge Loan in September 2012, the derivative liability related to the conversion feature was settled during the year ended July 31, 2013 and, as such, there is no related liability as of July 31, 2013. The change in fair value of $33,000 was recorded as a change in derivative liability in the consolidated statement of operations.

The estimated fair value of the warrant and conversion feature was computed by a third party using a Monte Carlo option pricing model based the following assumptions:

	July 31, 2013	July 31, 2012
Volatility	144.5%	85.0%
Risk-free interest rate	0.97%	0.53%
Dividend yield	0.0%	0.0%
Expected life	3.4 years	0.42 - 4.4 years

7. Fair Value of Financial Instruments

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

In connection with the Bridge Loan, we issued warrants and convertible notes that are accounted for as derivative liabilities. (See Note 5 and 6).

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

The following table provides a reconciliation of the beginning and ending balances of the derivative liabilities for the years ended July 31, 2013 and 2012:

Fair Value of Significant Unobservable Inputs (Level 3)

	Warrant Liability	Conversion Feature Liability	Total

Balance at July 31, 2011	$—	$—	$—
Issuances	297,000	33,000	330,000
Adjustments to estimated fair value	(11,000)	—	(11,000)

Balance at July 31, 2012	$286,000	$33,000	$319,000
Issuances	—	—	—
Settlement of conversion feature liability	—	(33,000)	(33,000)
Adjustments to estimated fair value	(235,000)	—	(235,000)

Balance at July 31, 2013	$51,000	$—	$51,000

8. Commitments and Contingencies

We lease our primary facility in El Cajon, California under a noncancelable operating lease that expires in December 2014. This facility includes our corporate offices, research and development laboratory, manufacturing operations, and warehouse. We also lease other office and warehouse space on a month to month basis. Rent expense for all of our facilities, including office and warehouse space and common area maintenance, was $286,000 and $275,000 for the years ended July 31, 2013 and 2012, respectively. Subsequent to July 31, 2013, all of our month to month leases have been cancelled.

Future minimum annual lease payments for our primary facility as of July 31, 2013 are as follows:

2014	$168,000
2015	71,000

$239,000

9. Stockholders’ Equity

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

Preferred Stock

As of July 31, 2013, the Company’s Board of Directors is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.01 per share, in one or more series. As of July 31, 2013 and 2012, there were no shares of preferred stock issued and outstanding.

Common Stock

As of July 31, 2013, 100,000,000 shares of common stock with a par value of $0.01 per share are authorized for issuance.

The following common stock transactions occurred during the year ended July 31, 2013:

On September 17, 2012, we closed an underwritten public offering of an aggregate of 4,341,615 shares of our common stock, including shares issued pursuant to the exercise of the underwriter’s overallotment option, at a price to the public of $1.10 per share and issued warrants to the underwriter to purchase an aggregate of 113,250 shares of our common stock. The offering was made pursuant to our registration statement on Form S-3 (Registration No. 333-182475), which became effective on July 31, 2012, and a preliminary and final prospectus supplement filed with the SEC on September 4, 2012 and September 13, 2012, respectively. The shares were sold pursuant to an underwriting agreement between us and Aegis Capital Corp., which is filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 13, 2012. The gross proceeds from the offering were approximately $4,776,000 and, after deducting $549,000 for transaction costs, including discounts, commissions, and other offering expenses, such as legal and accounting fees, the net proceeds to us from the offering were approximately $4,227,000. We used $1,333,000 of the net proceeds from the offering to pay the full amount of the indebtedness we incurred in connection with the Bridge Loan, described in further detail under Note 5 above. We determined that the warrants issued in connection with the underwritten public offering were equity instruments and did not represent derivative instruments. The estimated fair value of the warrants issued in the public offering was $99,000, based on the Black-Scholes valuation method using a four year term, volatility of 136.60%, an interest rate of 0.73% and a dividend yield of zero.

On March 1, 2013, we entered into a one-year service agreement for investor relations services. We issued 250,000 shares of our common stock, with a value of $160,000, for these services. The value was capitalized to prepaid expenses and was being amortized over the term of the agreement, however, the agreement has since been terminated and, as such, the entire amount was recognized as expense during the year ended July 31, 2013. As part of this agreement, the Company granted certain registration rights, under which the Company agreed to file a registration statement covering the resale of the shares of common stock issued in accordance with this agreement.

On April 17 and April 24, 2013, we completed the initial and second closings of a private placement pursuant to which we sold an aggregate of 1,000,000 shares of our common stock and warrants to purchase an aggregate of 500,000 shares of our common stock. The shares were sold at a per share purchase price of $0.40, resulting in approximately $400,000 in aggregate proceeds to us. After deducting fees of $16,000, the net proceeds to us were $384,000. The warrants have a term of three years from the initial exercise date, become exercisable six months after the date of issuance, and have an exercise price of $0.65 per share. We determined that the warrants issued in connection with this private placement were equity instruments and did not represent derivative instruments. For the warrants issued in connection with the initial closing on April 17th, a fair value of $119,000 was estimated for the warrants using the Black-Scholes valuation method using a volatility of 140.63%, an interest rate of 0.44% and a dividend yield of zero. For the warrants issued in connection with the second closing on April 24th, a fair value of $100,000 was estimated for the warrants using the Black-Scholes valuation method using a volatility of 140.75%, an interest rate of 0.43% and a dividend yield of zero. As part of this financing, the Company granted certain registration rights, under which the Company agreed to file a registration statement covering the resale of the shares of common stock sold in this financing, as well as those shares issuable upon exercise of the warrants. In the event that we have not filed to register for resale the shares and warrant shares issued as part of the April 24, 2013 private placement, within 45 days of the closing date, the Company will issue 100 warrant shares for each day that such filing is not completed, not to exceed 18,000 warrant shares. As of July 31, 2013, the shares and warrant shares have not been registered for resale. As a result, the private placement participant will receive an additional 5,300 warrant shares.

On May 23, 2013 we issued common stock as a settlement for past investor relations services and in exchange for services through July 31, 2013. We issued 150,000 shares of common stock, with a value of $71,000, for these services. The entire value was expensed during the year ended July 31, 2013. As part of this agreement, the Company granted certain registration rights, under which the Company agreed to file a registration statement covering the resale of the shares of common stock issued in accordance with this agreement.

On June 26 and July 10, 2013, we completed the initial and second closings of a private placement pursuant to which we sold an aggregate of 183,333 shares of our common stock and warrants to purchase an aggregate of 91,667 shares of our common stock. The shares were sold at a per share purchase price of $0.30, resulting in approximately $55,000 in aggregate proceeds to us. The warrants have a three-year term, are immediately exercisable, and have an exercise price of $0.50 per share. We determined that the warrants issued in connection with this private placement were equity instruments and did not represent derivative instruments. For the warrants issued in connection with the initial closing on June 26th, a fair value of $13,000 was estimated for the warrants using the Black-Scholes valuation method using a volatility of 146.80%, an interest rate of 0.69% and a dividend yield of zero. For the warrants issued in connection with the second closing on July 10th, a fair value of $13,000 was estimated for the warrants using the Black-Scholes valuation method using a volatility of 146.89%, an interest rate of 0.73% and a dividend yield of zero. As part of this financing, the Company granted certain registration rights, under which the Company agreed to file a registration statement covering the resale of the shares of common stock sold in this financing, as well as those shares issuable upon exercise of the warrant. There are no penalties associated with the registration of shares and warrant shares.

The shares of common stock issued under the services agreements, private placements, and the warrants issued in the private placement were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements.

The following common stock transactions occurred during the year ended July 31, 2012:

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

On October 24, 2011, we entered into a one year service agreement for investor relations services. We issued 18,750 shares of our common stock, with a value of $97,000, for these services. The value was capitalized to prepaid expenses and is being amortized over the term of the agreement. During the years ended July 31, 2013 and 2012, we recognized $24,000 and $73,000, respectively, of expense related to these services.

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

In connection with our agreements with Lincoln Park, we have fully amortized the deferred offering costs of $424,000. Of this amount, $128,000 represents fees associated with the offering, and $296,000 represents the fair market value of the 78,451 shares of our common stock issued to Lincoln Park as commitment shares. Upon termination of the $7.5M Purchase Agreement and the $2.5M Purchase Agreement, we expensed the remaining deferred offering costs of $287,000, which is included in selling, general and administrative expense in the 2012 consolidated statement of operations. Of that amount, $241,000 represents the unamortized fair value of the commitment shares issued to Lincoln Park.

In connection with the sale of our common stock to Lincoln Park pursuant to the $2.5M Purchase Agreement and the $7.5M Purchase Agreement, we agreed to pay a cash fee to Wharton Capital Markets LLC, or Wharton, pursuant to an engagement letter dated December 8, 2011, in an amount equal to 6% of the aggregate gross proceeds to us from the issuance and sale of shares pursuant to our agreements with Lincoln Park. The total fees recognized during the fiscal year ended July 31, 2012 were $122,000. Such amounts became due and payable to Wharton at the time that we actually received funds from Lincoln Park pursuant to our agreements with Lincoln Park, subject to our receipt of written confirmation that the Corporate Finance Department of the Financial Industry Regulatory Authority, Inc., or FINRA, had determined not to raise any objection with respect to the fairness or reasonableness of the compensation terms of our arrangement with Wharton. We have received no funds from Lincoln Park since our last sale of our common stock to Lincoln Park under the $2.5M Purchase Agreement and, because there will be no further sales of our common stock under either of the purchase agreements with Lincoln Park, no additional amounts will be paid to Wharton pursuant to the engagement letter. The engagement letter also provided that we issue to Wharton a warrant, or the Warrant, to purchase 25,000 shares of our common stock with an exercise price of 110% of the closing sale price of our common stock on the date of the issuance of the Warrant, subject to our receipt of no-objection confirmation from FINRA as described above. On February 3, 2012, we received that written confirmation from FINRA and, consequently, issued to Wharton the Warrant as of that date at an exercise price of $3.608 per share. We determined that the Warrant was an equity instrument and did not represent a derivative instrument. A fair value of $53,000 was estimated for the Warrant using the Black-Scholes valuation method using a volatility of 82.95%, an interest rate of 0.85% and a dividend yield of zero. Neither the Warrant issued to Wharton nor the shares to be issued upon exercise thereof have been or are to be registered for sale or resale under the Securities Act of 1933, or the Securities Act, and will be issued in reliance on an exemption from registration thereunder pursuant to Section 4(2) thereof.

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

In connection with the Bridge Loan issued during 2012 (See Note 5), we issued to each such lender: (i) an aggregate amount of 54,878 shares of our common stock, which was valued at $166,000 and recorded as a deferred asset and will be amortized to interest expense over the term of the Bridge Loan, and (ii) warrants to acquire up to an aggregate amount of 128,046 shares of our common stock, which have a four-year term, become exercisable six months after the date of their issuance, and had an exercise price upon issuance of $3.28 per share, which exercise price is subject to anti-dilution provisions that require derivative liability classification (See Note 5 and Note 6). Additionally, we issued to the placement agent 625 shares of common stock and warrants to acquire up to an aggregate amount of 4,374 shares of our common stock, which have the same terms as the warrants issued to the lenders in the Bridge Loan transaction. At issuance, the fair value of all of the warrants issued in connection with the Bridge Loan totaled $297,000.

On June 29, 2012, we entered into a common stock purchase agreement with fifteen investors, pursuant to which we issued and sold to such investors an aggregate of 325,125 shares of our common stock and warrants to purchase up to an aggregate of 81,280 shares of our common stock. The shares were sold to the investors at a price of $2.00 per share, resulting in gross proceeds to us of approximately $650,000. The warrants issued to such investors have a three-year term, become exercisable six months after the date of their issuance, and have an exercise price of $3.52 per common share. We determined that the warrants issued in connection with this private placement were equity instruments and did not represent derivative instruments. A fair value of $80,000 was estimated for the warrants using the Black-Scholes valuation method using a volatility of 82.44%, an interest rate of 0.24% and a dividend yield of zero. The investors have certain piggyback registration rights with respect to the shares sold pursuant to the common stock purchase agreement, the warrants and the shares issuable upon exercise of the warrants, which rights are subject to certain conditions and limitations set forth in such agreement. None of the securities sold to such investors have been registered under the Securities Act or any state securities laws and have been issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof and Regulation D promulgated thereunder.

Warrants

A summary of our warrant activity and related data is as follows:

Shares
Outstanding at July 31, 2011	188,613
Issued	238,699
Exercised	—
Expired	—

Outstanding at July 31, 2012	427,312
Issued	1,080,187
Exercised	—
Expired	(73,378)

Outstanding at July 31, 2013	1,434,121

The following table summarizes information related to warrants outstanding at July 31, 2013:

Expiration Date	Exercise Price	Shares
05/07/14	$16.50	11,363
05/27/14	$18.96	45,503
05/27/14	$21.12	5,532
03/03/15	$16.80	52,836
01/13/16	$3.52	81,280
06/26/16	$0.50	41,667
07/10/16	$0.50	50,000
10/17/16	$0.65	250,000
10/24/16	$0.65	250,000
12/14/16	$3.61	25,000
12/24/16	$3.28	132,420
09/17/17	$1.38	113,520
01/24/18	$0.83	375,000

		1,434,121

We did not receive any cash from the exercise of warrants for the years ended July 31, 2013 and 2012, respectively.

Stock Option Plans

In 2007, we adopted the PURE Bioscience 2007 Equity Incentive Plan, or the Plan, which provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee or the Board of Directors. The Plan is the only active plan pursuant to which options to acquire common stock or restricted stock awards can be granted and are currently outstanding. As of July 31, 2013, there were approximately 127,059 shares of our common stock available for issuance under the Plan.

A summary of our stock option activity and related data is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 31, 2011	337,526	$21.02	$30,000
Granted	40,625	$6.68
Exercised	—	$—
Cancelled	(29,688)	$22.05

Outstanding at July 31, 2012	348,463	$19.26	$—
Granted	273,000	$0.83
Exercised	—	$—
Cancelled	(177,708)	$15.28

Outstanding at July 31, 2013	443,755	$9.52	$—

The weighted-average remaining contractual term of options outstanding at July 31, 2013 was approximately 6.7 years.

At July 31, 2013, 307,665 options were exercisable. These options had a weighted-average exercise price of $12.07, an aggregate intrinsic value of zero, and a weighted average remaining contractual term of approximately 5.9 years.

The weighted-average grant date fair value of equity options granted during the years ended July 31, 2013 and 2012 was $0.69 and $4.11, respectively.

A summary of our restricted stock activity and related data is as follows:

Shares
Outstanding at July 31, 2011	4,986
Granted	6,852
Vested	(4,986)
Forfeited	—

Outstanding at July 31, 2012	6,852
Granted	—
Vested	(6,852)
Forfeited	—

Outstanding at July 31, 2013	—

10. Share-Based Compensation

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period defined pursuant to the terms of the consulting agreement may be different. Stock options issued to consultants are revalued quarterly until fully vested, with any change in fair value expensed. The following weighted-average assumptions were used to calculate share based compensation for the years ended July 31, 2013 and 2012:

	For the years ended July 31,
	2013	2012
Volatility	134.80%	85.41%
Risk-free interest rate	0.85%	0.75%
Dividend yield	0.0%	0.0%
Expected life	5.06 years	4 years

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

The following table summarizes share-based compensation expense related to employee and director stock options, consulting stock options, and restricted stock awards, for the years ended July 31, 2013 and 2012:

	For the years ended July 31,
	2013	2012
Share-based compensation for employees and directors:
Selling, general and administrative	$564,000	$825,000
Research and development	154,000	257,000

	718,000	1,082,000

Share-based compensation for consultants:
Selling, general and administrative	—	(5,000)
Research and development	2,000	—

	2,000	(5,000)

Total share-based compensation expense	$720,000	$1,077,000

As of July 31, 2013, there was $356,000 of unrecognized non-cash compensation cost related to unvested options, which will be recognized over a weighted average period of 0.53 years.

11. Sales Concentration

Net product sales were $820,000 and $812,000 for the years ended July 31, 2013 and 2012, respectively. For the year ended July 31, 2013, three customers accounted for 69% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 86% U.S. and 14% foreign. For the year ended July 31, 2012, two customers accounted for 67% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 92% U.S. and 8% foreign.

12. Income Taxes

We file federal and California consolidated tax returns with our subsidiaries. Our income tax provision for the year ended July 31, 2013 was $1,600 and for the year ended July 31, 2012 was $5,000; the minimum state franchise taxes we pay regardless of income or loss.

At July 31, 2013, we had federal and California tax net operating loss carry-forwards of approximately $75.2 million and $64.9 million, respectively. Included in these net operating loss carry-forwards is $17.3 million related to a deduction for income tax purposes for which the Company has not realized a tax benefit. In future periods an adjustment would be recorded to Additional Paid in Capital at the time that these net operating losses may be utilized and reduce income tax. At July 31, 2012, we had federal and California tax net operating loss carry-forwards of approximately $70.7 million and $60.0 million, respectively. Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code as well as similar state provisions. These ownership changes may limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since our formation, we have raised capital through the issuance of capital stock on several occasions (both before and after our initial public offering in 1996) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition. While we do not believe that we have experienced an ownership change, the pertinent tax rules related thereto are complex and subject to varying interpretations, and thus complete assurance cannot be provided that the taxing authorities would not take an alternative position.

Our current federal tax loss carry-forwards begin expiring in the year ended July 31, 2019 and, unless previously utilized, will completely expire in the year ending July 31, 2033. Our California tax loss carry-forwards will begin to expire in the year ending July 31, 2014, and will completely expire in the year ending July 31, 2032.

Significant components of our deferred tax assets are as follows:

	July 31,
	2013	2012
Net operating loss carry-forward	$22,482,000	$20,677,000
Stock options and warrants	1,915,000	1,765,000
Other temporary differences	252,000	118,000

Total deferred tax assets	24,649,000	22,560,000
Valuation allowance for deferred tax assets	(24,649,000)	(22,560,000)

Net deferred tax assets	$—	$—

Realization of our deferred tax assets, which relate to operating loss carry-forwards and timing differences, is dependent on future earnings, among other factors. The timing and amount of future earnings are uncertain and therefore a valuation allowance has been established. The increase in the valuation allowance on the deferred tax asset during the year ended July 31, 2013 was $2,089,000.

A reconciliation of income taxes computed using the statutory income tax rate, compared to the effective tax rate, is as follows:

	2013	2012
Federal tax benefit at the expected statutory rate	34.0%	34.0%
State income tax, net of federal tax benefit	5.8	5.8
Expired net operating loss carryforwards	(9.7)	(6.8)
Other	(2.9)	(3.1)

Valuation allowance	(27.2)	(29.9)

Income tax benefit - effective rate	0.0%	0.0%

Following authoritative guidance, we recognize the tax benefit from a tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense; however we have had no accrued interest or penalties at either July 31, 2013 or July 31, 2012. We are subject to income taxes in the United States and in California, and our historical tax years remain subject to future examination by the U.S. and California tax authorities. During the year ended July 31, 2013, we did not record any activity related to our unrecognized tax benefits.

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

13. Subsequent Events

New Board of Directors and Management Team

On August 13, 2013, the following managerial and corporate governance changes occurred to create a new Board of Directors, or Board, and management team:

•	Michael L. Krall, Donna Singer, and Dennis Brovarone resigned as directors of the Company by mutual agreement with the Company. Mr. Brovarone served on our Compensation Committee.

•	Michael L. Krall, Donna Singer, and Dennis Atchley resigned all positions respectively held by them as officers of the Company by mutual agreement with the Company.

•	The terms of Mr. Krall’s, Ms. Singer’s, and Mr. Brovarone’s separation agreements are as follows: Mr. Krall and Ms. Singer received a onetime separation payment of $150,000 and $45,000, respectively; Mr. Brovarone’s received $91,332, payable in monthly installments, commencing 120 days after the separation date; Mr. Krall is entitled to receive a cash severance of $540,000 payable over an eighteen month period; Ms. Singer is entitled to receive a cash severance of $204,000 payable over a twelve month period; Mr. Krall received 850,000 unregistered shares of common stock, valued at $595,000; Ms. Singer received 300,000 unregistered shares of common stock, valued at $210,000; and Mr. Krall and Ms. Singer will continue to receive health insurance coverage over the terms of their respective severance periods. Medical and dental insurance for Mr. Krall and his dependants will cost the Company $19,933 over the eighteen month severance period. Medical and dental insurance for Ms. Singer and her dependants will cost the Company $17,819 over the twelve month severance period.

•	The Board of Directors of the Company (the “Board”) appointed Dave Pfanzelter to serve as a member of the Board and to be its Chairman of the Board. His appointment was immediately effective as of August 13, 2013. Mr. Pfanzelter previously served on the Company’s Board from February 6, 2013 until his separation on July 19, 2013.

•	The Board appointed Dave Pfanzelter to serve as Interim Chief Executive Officer. His appointment was immediately effective as of August 13, 2013.

•	The Board appointed Peter C. Wulff to serve as Chief Financial Officer, Chief Operating Officer, and Corporate Secretary. With his appointment, Mr. Wulff will also serve as the Company’s Principal Financial Officer and Principal Accounting Officer. His appointment was immediately effective as of August 13, 2013. Mr. Wulff previously served as the Company’s Chief Financial Officer from November 5, 2012 until his departure on May 13, 2013.

•	The Board appointed Gary D. Cohee to serve as a member of the Board. His appointment was immediately effective as of August 13, 2013. Mr. Cohee will serve on the Audit Committee of the Board.

As previously disclosed on our Form 8-K filed on July 25, 2013, on July 22, 2013, Jon Carbone and Paul Maier resigned as directors of the Company and as members of the Audit and Compensation Committees.

In connection with Mr. Krall’s separation from the Company, the Company entered into a Purchase, Severance, and Release Agreement effective August 13, 2013 with Mr. Krall (the “Krall Release Agreement”). The Krall Release Agreement provides for a mutual release of all claims between Mr. Krall and the Company. Mr. Krall is also prohibited from engaging in certain competitive activities for the next four years. Pursuant to the Krall Release Agreement, Mr. Krall (i) was paid $25,000 on August 13, 2013; and, (ii) is entitled to receive $30,000 per month for 18-months following August 13, 2013, during which time Mr. Krall shall provide consulting services to the Company. In consideration of Mr. Krall’s transfer to the Company of certain enumerated intellectual property rights, the Company also (i) paid Mr. Krall the sum of $125,000 on August 13, 2013; and, (ii) issued to Mr. Krall 850,000 shares of common stock on August 21, 2013 (the “Krall Shares”). The Krall Shares are subject to certain registration rights intended to register the Krall Shares. The Krall Shares are also subject to a Voting Support Agreement and Irrevocable Proxy (the “Krall Proxy”). The Krall Proxy gives our CEO the right to vote the Krall Shares for so long as Mr. Krall owns the Krall Shares. Additionally, upon the earlier of (i) us receiving a total of $3 million; or, (ii) sixty days from August 13, 2013, we are obligated to deposit $500,000 into an escrow account, exclusively dedicated to the purpose of ensuring availability of the funds necessary to pay the monthly severance payment to Mr. Krall.

In connection with Ms. Singer’s separation from the Company, we entered into a Purchase, Severance, and Release Agreement effective August 13, 2013 with Ms. Singer (the “Singer Release Agreement”). The Singer Release Agreement provides for a mutual release of all claims between Ms. Singer and the Company. Ms. Singer is also prohibited from engaging in certain competitive activities until August 2017. Pursuant to the Singer Release Agreement, Ms. Singer (i) was paid $45,000 on August 13, 2013; (ii) is due the amount of her continued health insurance coverage until August 2014; and, (iii) is entitled to $17,000 per month for 12-months following August 13, 2013, during which time Ms. Singer shall provide consulting services to the Company. In consideration of Ms. Singer’s transfer to the Company of certain enumerated intellectual property rights, the Company also issued to Ms. Singer 300,000 shares of common stock on August 21, 2013 (the “Singer Shares”). The Singer Shares are subject to certain registration rights intended to register the Singer Shares. The Singer Shares are also subject to a Voting Support Agreement and Irrevocable Proxy (the “Singer Proxy”). The Singer Proxy gives our CEO the right to vote the Singer Shares for so long as Ms. Singer owns the Singer Shares.

On September 10, 2013, the Board appointed Henry R. Lambert to serve as Chief Executive Officer. His appointment was effective as of and on September 16, 2013. In connection with the hiring of Henry R. Lambert to serve as the Company’s Chief Executive Officer, Dave Pfanzelter resigned his position as our Interim Chief Executive Officer. Mr. Pfanzelter’s resignation coincided with Mr. Lambert’s start date, September 16, 2013. Mr. Pfanzelter will continue to render significant services to the Company and will continue to serve as the Company’s Chairman of the Board.

On September 10, 2013, the Board appointed Henry R. Lambert to serve as a member of the Board. His appointment was effective as of and on September 16, 2013.

On October 1, 2013, the Board appointed Dr. David Theno, Jr. to serve as a member of the Board. His appointment was immediately effective as of October 1, 2013.

On October 3, 2013, the Board appointed Craig C. Culver to serve as a member of the Board. His appointment was immediately effective as of October 3, 2013.

On October 8, 2013, the Board appointed William Otis to serve as a member of the Board. His appointment was immediately effective as of October 8, 2013.

Common Stock and Other Activity

The following transactions occurred on August 13, 2013:

•	We completed a private placement pursuant to which we sold 5,500,000 shares of our common stock. The shares were sold at a per share purchase price of $0.20, resulting in approximately $1,100,000 in aggregate proceeds to the Company. The shares of common stock issued under the private placements were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements. We have used, and intend to continue to use, the remaining proceeds from the offering for working capital and general corporate purposes.

•	We entered into a two-year service agreement with Pillar Marketing Group, Inc. for general advisory services with respect to corporate finance and capital raising activities, merger and acquisition transactions, and other related endeavors. Per the agreement with Pillar we issued 250,000 shares of unregistered common stock, with a value of $175,000. Pillar is also to be paid the sum of $25,000 per month plus, upon consummation of any transaction involving either (i) the acquisition, merger, or combination, or similar transaction of or with another company; or, (ii) a transaction which results in the Company “Up Listing”, as that term is commonly defined in a business context, we are to issue Pillar that number of our shares of our common stock which equals to three percent (3%) of our issued and outstanding shares determined on a fully diluted basis post-transaction. Pillar also received $150,000 for certain corporate reorganization activities previously provided. We also issued Pillar 300,000 shares of unregistered common stock for certain corporate reorganization services previously provided.

•	We issued 300,000 shares of unregistered common stock, with a value of $210,000, for investor relations. The shares were issued to Bibicoff & McInnis for investor relations services.

•	We issued 250,000 shares of unregistered common stock, with a value of $175,000, for corporate finance and restructuring activities to Wulff Services Inc. Wulff Services, Inc. is primarily owned by our current Chief Financial Officer / Chief Operation Officer, Peter Wulff. In addition, Wulff Services, Inc. received a onetime payment of $75,000 related to the corporate finance and restructuring efforts.

•	We issued 300,000 shares of common stock, with a value of $210,000, to Donna Singer, per Ms. Singer’s separation agreement, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act. Ms. Singer was the Company’s Executive Vice President and served as a member of the Board. Additionally, as part of this issuance, we granted certain registration rights with respect to the shares issued to Ms. Singer.

•	We issued 850,000 shares of common stock, with a value of $595,000, to Michael L. Krall, per Mr. Krall’s separation agreement, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act. Mr. Krall was the Company’s Chief Executive and served as a member of the Board. Additionally, as part of this issuance, we granted certain registration rights with respect to the shares issued to Mr. Krall.

On October 1, 2013, we received $162,500 from the exercise of a warrant to purchase 250,000 shares of our common stock.

On October 14 and October 16, 2013, we completed a private placement pursuant to which we sold 2,441,270 shares of our common stock. The shares of common stock issued in this offering were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) (previously 4(2)) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The shares were sold at a per share purchase price of $0.75 per share, resulting in approximately $1.83 million in aggregate proceeds to the Company. We have used, and intend to continue to use, the remaining proceeds from the offering for working capital and general corporate purposes.

On October 23, 2013, we issued 305,833 shares of unregistered common stock, in exchange for previous services provided, valued at $257,750, and paid $91,500 to Mr. Cohee and/or his affiliates for financial advisor services.

Retention of Chairman

Chairman Agreement: On August 13, 2013, we appointed Dave Pfanzelter to serve as Chairman of the Board. On October 23, 2013, we entered into a Chairman Agreement with Mr. Pfanzelter (the “Chairman Agreement”). The Chairman Agreement provides that Mr. Pfanzelter is to serve as Chairman of the Board, effective as of August 13, 2013, until his earlier resignation or removal. The Chairman Agreement provides that for the period beginning on August 13, 2013 and ending November 13, 2013, we are to pay Mr. Pfanzelter an amount of approximately $41,700 per month for his services as Chairman of the Board, and thereafter we are to pay Mr. Pfanzelter the amount of $12,500 per month for his services as Chairman of the Board, payable on a quarterly basis (collectively “Chairman Compensation”). Mr. Pfanzelter is also eligible to receive annual and periodic bonuses in the discretion of the Board.

The Chairman Agreement provides for certain compensation to be paid to Mr. Pfanzelter if he is removed by the Board without Cause or Mr. Pfanzelter resigns for Good Reason. In summary, “Cause” is the commission by Mr. Pfanzelter of an act of fraud or another felony, or gross misconduct resulting in a material adverse effect on the Company; refusal by Mr. Pfanzelter to perform his or her duties under the Chairman Agreement or to otherwise breach the Chairman Agreement, or a material breach by Mr. Pfanzelter of Company policy or the Chairman Agreement or other agreements between the Company and Mr. Pfanzelter. “Good Reason” is a material reduction of Mr. Pfanzelter’s compensation; a material reduction by the Board of Mr. Pfanzelter’s authority, duties or responsibilities; or a material breach of the Chairman Agreement by the Company.

Upon such event, Mr. Pfanzelter, upon signing a release in favor of the Company, would be entitled to severance pay in the form of continued payments. Mr. Pfanzelter would be entitled to receive his Chairman Compensation then in effect for a period of 12 months following such date of removal or resignation. The Chairman Agreement additionally provides that all outstanding vested stock options held by Mr. Pfanzelter at the date of such termination would continue to be exercisable for a period of up to 90 days following such termination, but in no event beyond the maximum permitted expiration date. Additionally, 100% of Mr. Pfanzelter’s restricted stock units described below would vest.

The Chairman Agreement with Mr. Pfanzelter also provides for compensation if Mr. Pfanzelter’s position is terminated by the Company without Cause within twelve months following a Change in Control, or Mr. Pfanzelter resigns for Good Reason within such period. A “Change in Control” is the closing of the sale, transfer or other disposition of all or substantially all of the Company’s assets or the exclusive license of substantially all of the intellectual property of the Company; the consummation of a merger or consolidation of the Company with or into another entity; any person (subject to certain exemptions) becomes the beneficial owner of securities of the Company representing 35% or more of the total combined voting power of the Company; or if individuals who, as of 60 days after the effective date of the agreement are members of the Board, or are nominees of such Board members, cease to constitute at least a majority of the members of the Board.

Upon such event, Mr. Pfanzelter would be entitled to additional separation pay in excess of the amounts described above, in each case in an amount equal to a single lump sum payment equal to 200% of Mr. Pfanzelter’s then current Chairman Compensation. Additionally, 100% of Mr. Pfanzelter’s restricted stock units described below would vest upon.

Chairman RSU Award: On October 23, 2013, we granted Mr. Pfanzelter an award consisting of two million eight hundred thousand (2,800,000) Restricted Stock Units (“RSUs”). The award was not granted pursuant to any compensatory, bonus, or similar plan maintained or otherwise sponsored by the Company. The RSUs vest 25% on February 15, 2014, 25% on February 15, 2015 and 50% on February 15, 2016. The shares of our common stock will be settled and delivered to Mr. Pfanzelter six months after each applicable vesting date referenced above. Additionally, 100% of the restricted stock units would vest upon a termination without Cause or resignation for Good Reason, upon a Change in Control, or upon grantee’s death or complete disability. At vesting, if grantee is a director or consultant, the Company is obligated to pay grantee an amount equal to the sum of the taxes imposed on the vested units that are treated as “self-employment income” plus a tax gross-up payment for all federal, state and local taxes payable by grantee. At settlement, the Company shall allow grantee to satisfy all or any portion of the Company’s tax withholding obligations by having the Company cancel the shares of stock otherwise deliverable to the grantee in settlement of the restricted stock units in an amount equal to a number of whole shares having a fair market value not in excess of the amount of such tax withholding obligations determined by the applicable minimum statutory withholding rates. Upon cancellation of the shares, the Company shall pay the fair market value of such cancelled shares to the grantee in cash so that the grantee can satisfy his tax obligations.

Retention of Chief Executive Officer

Henry Lambert Employment Agreement: On September 10, 2013, we appointed Henry R. Lambert to serve as Chief Executive Officer and a member of the Board. His employment agreement, dated as of October 23, 2013, provides that such agreement continues until termination by either the Company or Mr. Lambert. During the term of each employment agreement, Mr. Lambert is entitled to an annual base salary, which may be increased, but not decreased, by the Board or the Compensation Committee in their discretion. His initial annual base salary is $350,000.

Mr. Lambert’s employment agreement also provides that, during the term of such agreement, he is eligible for equity compensation grants to be awarded at the discretion of the Compensation Committee and the Board, and also provides for annual bonus targets equal to, as applicable, 50% of his current annual base salary, in each case to be awarded at the sole discretion of the Compensation Committee and the Board. Additionally, pursuant to the terms of Mr. Lambert’s employment agreement, we granted Mr. Lambert a restricted stock unit for 500,000 shares of our common stock as described below.

Mr. Lambert’s employment agreement provides for certain compensation to be paid such executive officer if his employment is terminated by the Company without Cause or terminated by the executive for Good Reason. In summary, “Cause” is the commission by the executive of an act of fraud or another felony, or gross misconduct resulting in a material adverse effect on the Company; refusal by the executive to perform his or her duties under the agreement or to otherwise breach the agreement, or a violation of confidentiality, non-competition and/or non-solicitation provisions to which the Company is bound. “Good Reason” is a material reduction of the executive’s base salary or target bonus percentage; a material reduction by the Company of the executive’s authority, duties or responsibilities; a relocation of the Company’s offices that requires an increase in the executive’s one-way driving distance of more than fifty miles; or a material breach of the agreement by the Company.

Upon such event, the executive, upon signing a release in favor of the Company, would be entitled to severance pay in the form of continued payments. Mr. Lambert would be entitled to receive his base salary then in effect and group health and dental benefits in accordance with COBRA for a period of 6 months from the date of his termination or resignation. His employment agreement additionally provides that all outstanding vested stock options held by Mr. Lambert at the date of such termination would continue to be exercisable for a period of up to 90 days following such termination, but in no event beyond the maximum permitted expiration date. Additionally, 100% of the restricted stock units described below would vest upon such termination or resignation.

The employment agreement with Mr. Lambert also provides for compensation if Mr. Lambert’s employment is terminated by the Company without Cause within twelve months following a Change in Control, or the executive resigns for Good Reason within such period. A “Change in Control” is the closing of the sale, transfer or other disposition of all or substantially all of the Company’s assets or the exclusive license of substantially all of the intellectual property of the Company; the consummation of a merger or consolidation of the Company with or into another entity; any person (subject to certain exemptions) becomes the beneficial owner of securities of the Company representing 35% or more of the total combined voting power of the Company; or if individuals who, as of 60 days after the effective date of the agreement are members of the Board, or are nominees of such Board members, cease to constitute at least a majority of the members of the Board.

Upon such event, Mr. Lambert would be entitled to additional severance pay in excess of the amounts described above, in each case in an amount equal to a single lump sum payment equal to 100% of Mr. Lambert’s then current annual base salary. In addition, in such event, the vesting of all outstanding stock options then held by the applicable executive would automatically accelerate and all stock options would continue to be exercisable for 12 months, but in no event beyond the maximum permitted expiration date. Additionally, 100% of the restricted stock units described below would vest.

Henry Lambert RSU Awards: On October 23, 2013, we granted Mr. Lambert an award consisting of five hundred thousand (500,000) RSUs. The award was not granted pursuant to any compensatory, bonus, or similar plan maintained or otherwise sponsored by the Company. The RSUs vest sixty percent (60%) on September 10, 2014 and the vesting of the remaining forty percent (40%) depend on the achievement of certain quarterly sales goals over a two year period. The shares of our common stock will be settled and delivered to Mr. Lambert six months after the vesting date of September 10, 2014 and immediately after the vesting upon achievement of certain quarterly sales goals, referenced above. Additionally, 100% of the restricted stock units subject to the time-based vesting would vest upon a termination without Cause or resignation for Good Reason, upon a Change in Control, or upon grantee’s death or complete disability. 100% of the restricted stock units subject to the vesting based on achievement of certain sales goals would vest upon a termination without Cause or resignation for Good Reason, upon a Change in Control, or upon grantee’s death or complete disability, so long as such condition occurred prior to October 31, 2015. At vesting, if grantee is an employee, the Company is obligated to withhold FICA amount due with respect to the vested units and the Company is also obligated to pay grantee an amount equal to the FICA amount withheld plus a tax gross-up payment for taxes payable by the grantee with respect to the FICA amount. At settlement, the Company shall allow grantee to satisfy all or any portion of the Company’s tax withholding obligations by having the Company deduct from the shares of stock otherwise deliverable to the grantee in settlement of the restricted stock units a number of whole shares having a fair market value not in excess of the amount of such tax withholding obligations determined by the applicable minimum statutory withholding rates.

Retention of Chief Financial Officer/ Chief Operating Officer

Peter Wulff Agreement: On August 13, 2013, we appointed Peter Wulff as our Chief Financial Officer, Chief Operating Officer, and Corporate Secretary. His employment agreement, dated as of October 23, 2013, provides that such agreement continues until termination by either the Company or Mr. Wulff. During the term of each employment agreement, Mr. Wulff is entitled to an annual base salary, which may be increased, but not decreased, by the Board or the Compensation Committee in their discretion. His initial annual base salary is $325,000.

Mr. Wulff’s employment agreement also provides that, during the term of such agreement, he is eligible for equity compensation grants to be awarded at the discretion of the Compensation Committee and the Board, and also provides for annual bonus targets equal to, as applicable, 50% of his current annual base salary, in each case to be awarded at the sole discretion of the Compensation Committee and the Board. Additionally, pursuant to the terms of Mr. Wulff’s employment agreement, we granted Mr. Wulff a restricted stock unit for 1,000,000 shares of our common stock as described below.

Mr. Wulff’s employment agreement provides for certain compensation to be paid such executive officer if his employment is terminated by the Company without Cause or terminated by the executive for Good Reason. In summary, “Cause” is the commission by the executive of an act of fraud or another felony, or gross misconduct resulting in a material adverse effect on the Company; refusal by the executive to perform his or her duties under the agreement or to otherwise breach the agreement, or a violation of confidentiality, non-competition and/or non-solicitation provisions to which the Company is bound. “Good Reason” is a material reduction of the executive’s base salary or target bonus percentage; a material reduction by the Company of the executive’s authority, duties or responsibilities; a relocation of the Company’s offices that requires an increase in the executive’s one-way driving distance of more than fifty miles; or a material breach of the agreement by the Company.

Upon such event, the executive, upon signing a release in favor of the Company, would be entitled to severance pay in the form of continued payments. Mr. Wulff would be entitled to receive his base salary then in effect and group health and dental benefits in accordance with COBRA for a period of 12 months from the date of his termination or resignation. His employment agreement additionally provides that all outstanding vested stock options held by Mr. Wulff at the date of such termination would continue to be exercisable for a period of up to 90 days following such termination, but in no event beyond the maximum permitted expiration date. Additionally, 100% of the restricted stock units described below would vest upon such termination or resignation.

The employment agreement with Mr. Wulff also provides for compensation if Mr. Wulff’s employment is terminated by the Company without Cause within twelve months following a Change in Control, or the executive resigns for Good Reason within such period. A “Change in Control” is the closing of the sale, transfer or other disposition of all or substantially all of the Company’s assets or the exclusive license of substantially all of the intellectual property of the Company; the consummation of a merger or consolidation of the Company with or into another entity; any person (subject to certain exemptions) becomes the beneficial owner of securities of the Company representing 35% or more of the total combined voting power of the Company; or if individuals who, as of 60 days after the effective date of the agreement are members of the Board, or are nominees of such Board members, cease to constitute at least a majority of the members of the Board.

Upon such event, Mr. Wulff would be entitled to additional severance pay in excess of the amounts described above, in each case in an amount equal to a single lump sum payment equal to 200% of Mr. Wulff’s then current annual base salary. In addition, in such event, the vesting of all outstanding stock options then held by the applicable executive would automatically accelerate and all stock options would continue to be exercisable for 12 months, but in no event beyond the maximum permitted expiration date. Additionally, 100% of the restricted stock units described below would vest.

Peter Wulff RSU Awards: On October 23, 2013, we granted Mr. Wulff an award consisting of one million (1,000,000) RSUs. The award was not granted pursuant to any compensatory, bonus, or similar plan maintained or otherwise sponsored by the Company. The RSUs vest twenty five percent (25%) on March 15, 2014, twenty five percent (25%) on March 15, 2015 and fifty percent (50%) on March 15, 2016. The shares of our common stock will be settled and delivered to Mr. Wulff six months after each applicable vesting date referenced above. Additionally, 100% of the restricted stock units would vest upon a termination without Cause or resignation for Good Reason, upon a Change in Control, or upon grantee’s death or complete disability. At vesting, if grantee is an employee, the Company is obligated to withhold FICA amount due with respect to the vested units and the Company is also obligated to pay grantee an amount equal to the FICA amount withheld plus a tax gross-up payment for taxes payable by the grantee with respect to the FICA amount. At settlement, the Company shall allow grantee to satisfy all or any portion of the Company’s tax withholding obligations by having the Company deduct from the shares of stock otherwise deliverable to the grantee in settlement of the restricted stock units a number of whole shares having a fair market value not in excess of the amount of such tax withholding obligations determined by the applicable minimum statutory withholding rates.

Retention of Non-Employee Directors

Cohee Director Agreement: On August 13, 2013, we appointed Mr. Cohee to serve as a member of the Board and on September 17, 2013, we entered into a letter agreement with Mr. Cohee. Mr. Cohee’s letter agreement provides that his initial term will be for one year. In connection with his execution of the letter agreement, we are obligated to issue him 200,000 shares of our common stock pursuant to a restricted stock unit agreement. Additionally, we will pay him an annual retainer fee of $60,000, payable quarterly. Additionally, he acknowledges and agrees that in order to satisfy certain rules for public companies he may be required to serve on one or more of the Board’s Audit Committee, Compensation Committee, and/or Nominating and Governance Committee, and that such committee assignments will be agreed between him and the Company, and that he will be compensated for such service. His letter agreement also provides that he will also be subject to certain confidentiality obligations.

Non-Employee RSU Awards: On October 23, 2013, the Company granted Messrs. Cohee, Culver, Otis and Dr. Theno, awards consisting of two hundred thousand (200,000) RSUs, respectively. The awards were not granted pursuant to any compensatory, bonus, or similar plan maintained or otherwise sponsored by the Company. The RSUs vest fifty percent (50%) on the earlier of (i) the date of the annual meeting in 2015 or (ii) January 15, 2015 and fifty percent (50%) on the earlier of (i) the date of the annual meeting in 2016 or (ii) January 15, 2016. The shares of our common stock will be settled and delivered to Messrs. Cohee, Culver, Otis and Dr. Theno immediately after vesting.

Director Fees: Our non-employee directors will receive (i) an annual cash retainer of $60,000, paid on a fiscal quarter basis; (ii) an annual cash retainer for service as a Committee Chair, as follows: Audit Committee Chair – $10,000; and Compensation Committee Chair – $5,000; (iii) a fee of $4,000 for serving on the Audit Committee; and (iv) $2,500 for serving on the Compensation Committee. We also reimburse our non-employee directors for their reasonable travel and lodging costs to attend Board and Committee meetings.