Form 10-Q
period 2013-10-31
PURE BIOSCIENCE, INC.
filed 2013-12-12
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2013

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

As of December 10, 2013, there were 25,403,432 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

Pure Bioscience, Inc.

Form 10-Q

for the Quarterly Period Ended October 31, 2013

Item 1. Financial Statements

Pure Bioscience, Inc.

Condensed Consolidated Balance Sheets

	October 31, 2013	July 31, 2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,068,000	$32,000
Accounts receivable, net	31,000	18,000
Inventories, net	430,000	365,000
Prepaid expenses	231,000	71,000

Total current assets	1,760,000	486,000
Property, plant and equipment, net	127,000	146,000
Patents, net	1,399,000	1,430,000

Total assets	$3,286,000	$2,062,000

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$771,000	$1,134,000
Restructuring liability	778,000	—
Note payable, current	503,000	368,000
Accrued liabilities	227,000	600,000
Derivative liability	53,000	51,000

Total current liabilities	2,332,000	2,153,000
Note payable, less current portion	731,000	887,000
Deferred rent	12,000	13,000

Total liabilities	3,075,000	3,053,000

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, $0.01 par value:
5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value:
100,000,000 shares authorized 23,866,615 shares issued and outstanding at October 31, 2013, and 12,569,503 shares issued and outstanding at July 31, 2013.	239,000	126,000
Additional paid-in capital	73,987,000	69,054,000
Accumulated deficit	(74,015,000)	(70,171,000)

Total stockholders’ equity (deficit)	211,000	(991,000)

Total liabilities and stockholders’ equity (deficit)	$3,286,000	$2,062,000

See accompanying notes.

Pure Bioscience, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended October 31,
	2013	2012
Net product sales	$115,000	$110,000
Operating costs and expenses
Cost of goods sold	36,000	31,000
Selling, general and administrative	993,000	1,476,000
Research and development	234,000	395,000
Restructuring costs	2,684,000	—

Total operating costs and expenses	3,947,000	1,902,000

Loss from operations	(3,832,000)	(1,792,000)
Other income (expense)
Change in derivative liability	(58,000)	228,000
Interest expense, net	(3,000)	(588,000)
Other (expense) income, net	49,000	(2,000)

Total other income (expense)	(12,000)	(362,000)

Net loss	$(3,844,000)	$(2,154,000)

Basic and diluted net loss per share	$(0.19)	$(0.25)

Shares used in computing basic and diluted net loss per share	20,701,547	8,720,980

See accompanying notes.

Pure Bioscience, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended October 31,
	2013	2012
Operating activities
Net loss	$(3,844,000)	$(2,154,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	89,000	188,000
Stock issued under severance agreements	805,000	—
Amortization of stock issued for services	614,000	24,000
Depreciation and amortization	73,000	73,000
Amortization of deferred financing costs	—	215,000
Change in fair value of derivative liability	58,000	(228,000)
Amortization of debt discount	—	371,000
Changes in operating assets and liabilities:
Accounts receivable	(13,000)	36,000
Inventories	(65,000)	(3,000)
Prepaid expenses	(4,000)	28,000
Accounts payable and accrued liabilities	42,000	209,000
Deferred rent	(1,000)	—

Net cash used in operating activities	(2,246,000)	(1,241,000)

Investing activities
Investment in patents	(12,000)	(77,000)
Purchases of property, plant and equipment	(11,000)	(3,000)

Net cash used in investing activities	(23,000)	(80,000)

Financing activities
Net proceeds from the sale of common stock	3,163,000	4,227,000
Net proceeds from the exercise of warrants	163,000	—
Payment of Bridge Loan	—	(1,333,000)
Payment on note payable	(21,000)	—

Net cash provided by financing activities	3,305,000	2,894,000

Net increase in cash and cash equivalents	1,036,000	1,573,000
Cash and cash equivalents at beginning of period	32,000	877,000

Cash and cash equivalents at end of period	$1,068,000	$2,450,000

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities
Common stock issued for prepaid services	$175,000	$—
Common stock issued in connection with financing	$252,000	$—
Settlement of warrant liability	$56,000	$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information pursuant to the instructions to Form 10-Q and Article 10/Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2013 are not necessarily indicative of the results that may be expected for other quarters or the year ending July 31, 2014. The July 31, 2013 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in our Annual Report on Form 10-K. For more complete information, these unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended July 31, 2013 included in our Annual Report on Form 10-K covering such period filed with the Securities and Exchange Commission, or SEC, on October 24, 2013.

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

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of October 31, 2013 we have incurred a cumulative net loss of $74,015,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of October 31, 2013, we had $1,068,000 in cash and cash equivalents, and $2,332,000 of current liabilities, including $771,000 in accounts payable. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months.

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

3. Net Loss Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Our diluted net loss per common share is the same as our basic net loss per common share because we incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an anti-dilutive effect. As of October 31, 2013 and 2012, the number of shares issuable upon the exercise of stock options, the vesting of restricted stock units, and the exercise of warrants, none of which are included in the computation of basic net loss per common share, was 7,450,766 and 784,871, respectively.

4. Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments. For the three months ended October 31, 2013 and 2012, our comprehensive loss consisted only of net loss.

5. Inventory

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Inventories consist of the following:

	October 31, 2013	July 31, 2013
Raw materials	$145,000	$70,000
Finished goods	285,000	295,000

	$430,000	$365,000

During the fiscal year ended July 31, 2013, we established an inventory reserve for $347,000. The majority of the reserve related to components such as, plastic bottles, spray triggers, miscellaneous plastics, and numerous corrugated cardboard configurations.

During the three months ended October 31, 2013, we received $20,000 from the sale of inventory which was previously reserved during the fiscal year ended July 31, 2013. The $20,000 gain is reflected in the other income (expense) section of the consolidated statement of operations.

6. Commitments and Contingencies

In connection with Mr. Krall’s separation from the Company (See Note 1), the Company entered into a Purchase, Severance, and Release Agreement effective August 13, 2013 with Mr. Krall (the “Krall Release Agreement”). The Krall Release Agreement provides for a mutual release of all claims between Mr. Krall and the Company. Mr. Krall is also prohibited from engaging in certain competitive activities for the next four years. Pursuant to the Krall Release Agreement, Mr. Krall (i) was paid $25,000 on August 13, 2013; and, (ii) is entitled to receive $30,000 per month for 18-months following August 13, 2013, during which time Mr. Krall shall provide consulting services to the Company. In consideration of Mr. Krall’s transfer to the Company of certain enumerated intellectual property rights, the Company also (i) paid Mr. Krall the sum of $125,000 on August 13, 2013; and, (ii) issued to Mr. Krall 850,000 shares of common stock on August 21, 2013 (the “Krall Shares”). The Krall Shares are subject to certain registration rights intended to register the Krall Shares. The Krall Shares are also subject to a Voting Support Agreement and Irrevocable Proxy (the “Krall Proxy”). The Krall Proxy gives our CEO the right to vote the Krall Shares for so long as Mr. Krall owns the Krall Shares. Mr. Krall will also continue to receive health insurance coverage over the term of the severance period, which will cost the Company $20,000.

In connection with Ms. Singer’s separation from the Company (See Note 1), we entered into a Purchase, Severance, and Release Agreement effective August 13, 2013 with Ms. Singer (the “Singer Release Agreement”). The Singer Release Agreement provides for a mutual release of all claims between Ms. Singer and the Company. Ms. Singer is also prohibited from engaging in certain competitive activities until August 2017. Pursuant to the Singer Release Agreement, Ms. Singer (i) was paid $45,000 on August 13, 2013; (ii) is due the amount of her continued health insurance coverage until August 2014; and, (iii) is entitled to $17,000 per month for 12-months following August 13, 2013, during which time Ms. Singer shall provide consulting services to the Company. In consideration of Ms. Singer’s transfer to the Company of certain enumerated intellectual property rights, the Company also issued to Ms. Singer 300,000 shares of common stock on August 21, 2013 (the “Singer Shares”). The Singer Shares are subject to certain registration rights intended to register the Singer Shares. The Singer Shares are also subject to a Voting Support Agreement and Irrevocable Proxy (the “Singer Proxy”). The Singer Proxy gives our CEO the right to vote the Singer Shares for so long as Ms. Singer owns the Singer Shares. Ms. Singer will also continue to receive health insurance coverage over the term of the severance period, which will cost the Company $18,000.

In connection with Mr. Brovarone’s separation from the Company (See Note 1), we entered into a Severance and Release Agreement effective August 13, 2013 with Mr. Brovarone (the “Brovarone Release Agreement”). The Brovarone Release Agreement provides for a mutual release of all claims between Mr. Brovarone and the Company. In addition, Mr. Brovarone will receive $91,000, payable in 60 monthly installments of $1,600, commencing 120 days after the separation date for amounts previously accrued.

The Company expensed approximately $1,789,000 in costs related to the Purchase, Severance, and Release Agreements for Mr. Krall, Ms. Singer, and Mr. Brovarone during the three months ended October 31, 2013. Approximately $778,000 remains payable under the severance agreements and is included in the accrued restructuring liability section of the condensed consolidated balance sheets as of October 31, 2013.

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

During the quarter ended October 31, 2013, we paid $21,000 under the terms of the Note.

8. Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the three months ended October 31, 2013 and 2012, no impairment of long-lived assets was indicated or recorded.

9. Convertible Note and Derivative Liability

On June 26, 2012, and July 10, 2012 we received an aggregate of $1,200,000 in cash consideration from nine lenders in exchange for our issuance to such lenders of secured convertible promissory notes, or the Notes, in an aggregate principal amount of $1,333,000 and certain other consideration (including shares of our common stock and warrants to acquire shares of our common stock). We refer to such transaction as the “Bridge Loan”. Pursuant to the terms of the Notes and the other agreements entered in connection with the Bridge Loan, all amounts owed thereunder became due and payable upon the closing of our underwritten public offering on September 17, 2012, and accordingly all such amounts were repaid during the three months ended October 31, 2012. Additionally, due to the repayment of the Bridge Loan the debt discounts and deferred financing costs related to the Bridge Loan of $371,000 and $215,000, respectively, were recorded as interest expense during the three months ended October 31, 2012.

We accounted for the 132,420 warrants issued in connection with the Bridge Loan in accordance with the accounting guidance for derivatives. The applicable accounting guidance sets forth a two-step model to be applied in determining whether a financial instrument is indexed to an entity’s own stock, which would qualify such financial instruments for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the stockholders’ equity section of the entity’s balance sheet. We determined the warrants were ineligible for equity classification due to anti-dilution provisions set forth therein.

We recorded the fair value of the warrants issued in connection with the Bridge Loan as a warrant liability due to anti-dilution provisions requiring the strike price of the warrants to be adjusted if we subsequently issue common stock at a lower stock price. The Company revalues the warrants as of the end of each reporting period. The fair value of the warrants at October 31, 2013 and July 31, 2013 was $53,000 and $51,000, respectively. The change in fair value of the warrant liability for the three months ended October 31, 2013 was an increase of $58,000, which was recorded as a change in derivative liability in the consolidated statement of operations.

During the three months ended October 31, 2013, there were net exercises on an aggregate of 90,699 of the warrants issued in connection with the Bridge Loan, which resulted in the issuance of 73,290 shares of our common stock. As these warrants were net exercised, as permitted under the respective warrant agreements, we did not receive any cash proceeds. The warrants were revalued as of the settlement dates, and the change in fair value was recognized to earnings. The Company also recognized a reduction in the warrant liability based on the fair value as of the settlement date for the warrants exercised, with a corresponding increase in additional paid-in capital. As of October 31, 2013 there are 41,721 warrants outstanding issued in connection with the Bridge Loan.

The estimated fair value of the derivative liability was computed using a Monte Carlo option pricing model based the following assumptions:

	October 31, 2013	July 31, 2013
Volatility	149.8%	144.5%
Risk-free interest rate	0.98%	0.97%
Dividend yield	0.0%	0.0%
Expected life	3.2 years	3.4 years

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

We used Level 3 inputs for the valuation methodology of the derivative liabilities. The estimated fair values were computed using a Monte Carlo option pricing model based on various assumptions. Our derivative liabilities are adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in other income or expense accordingly, as adjustments to the fair value of the derivative liabilities.

The following table provides a reconciliation of the beginning and ending balances of the derivative liabilities for the three months ended October 31, 2013:

	Warrant Liability	Conversion Feature Liability	Total
Balance at July 31, 2012	$286,000	$33,000	$319,000
Issuances	—	—	—
Settlement of conversion feature liability	—	(33,000)	(33,000)
Adjustments to estimated fair value	(235,000)	—	(235,000)

Balance at July 31, 2013	$51,000	$—	$51,000
Issuances	—	—	—
Settlement of warrant liability	(56,000)	—	(56,000)
Adjustments to estimated fair value	58,000	—	58,000

Balance at October 31, 2013	$53,000	$—	$53,000

11. Stockholders’ Equity

The following transactions occurred on August 13, 2013:

•	We completed a private placement pursuant to which we sold 5,500,000 shares of our common stock. The shares were sold at a per share purchase price of $0.20, resulting in approximately $1,100,000 in aggregate proceeds to the Company. After deducting fees of $43,000, the net proceeds to us were $1,057,000. The shares of common stock issued under the private placements were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements.

•	We entered into a two-year service agreement with Pillar Marketing Group, Inc. for general advisory services with respect to corporate finance and capital raising activities, merger and acquisition transactions, and other related endeavors. Per the agreement with Pillar we issued 250,000 shares of unregistered common stock, with a value of $175,000. The value was capitalized to prepaid expense and is being amortized over the term of the agreement. During the three months ended October 31, 2013, we recognized $19,000 of expense related to these services. We also issued 300,000 shares of registered common stock to the principal of Pillar for certain corporate reorganization services, valued at $210,000. Pillar also received a onetime payment of $150,000 for certain corporate reorganization activities previously provided. The fair value of the stock issued and the onetime payment was expensed to restructuring costs.

•	We issued 212,500 shares of unregistered common stock, to Gary Cohee and/or his affiliates for financial advisor services, valued at $149,000, pursuant to the terms of a letter agreement with Mr. Cohee. The fair value of $149,000 was offset to additional paid-in capital. Mr. Cohee is a member of our Board.

•	We issued 300,000 shares of unregistered common stock to Bibicoff & McInnis for investor relations services related to restructuring activities, valued at $210,000. On issuance, the $210,000 was expensed to restructuring costs.

•	We issued 250,000 shares of unregistered common stock, with a value of $175,000, for corporate finance and restructuring activities to Wulff Services, Inc. Wulff Services, Inc. is primarily owned by our current Chief Financial Officer / Chief Operation Officer, Peter C. Wulff. In addition, Wulff Services, Inc. received a onetime payment of $75,000 related to the corporate finance and restructuring efforts. The fair value of the stock issued and the onetime payment was expensed to restructuring costs.

•	We issued 300,000 shares of common stock, with a value of $210,000, to Donna Singer, per Ms. Singer’s separation agreement, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act. Ms. Singer was the Company’s Executive Vice President and served as a member of the Board. Additionally, as part of this issuance, we granted certain registration rights with respect to the shares issued to Ms. Singer. On issuance, the $210,000 was expensed to restructuring costs.

•	We issued 850,000 shares of common stock, with a value of $595,000, to Michael L. Krall, per Mr. Krall’s separation agreement, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act. Mr. Krall was the Company’s Chief Executive Officer and served as a member of the Board. Additionally, as part of this issuance, we granted certain registration rights with respect to the shares issued to Mr. Krall. On issuance, the $595,000 was expensed restructuring costs.

On October 1, 2013, we received $163,000 from the exercise of a warrant to purchase 250,000 shares of our common stock.

On October 14 and October 16, 2013, we completed private placements pursuant to which we sold 2,441,270 shares of our common stock. The shares were sold at a per share purchase price of $0.75 per share, resulting in approximately $1,831,000 in aggregate proceeds to the Company. After deducting fees of $49,000, the net proceeds to us were $1,782,000. In addition, between October 17, 2013 and October 31, 2013, we sold 442,667 shares of our common stock in private placements. The shares were sold at a per share purchase price of $0.75 per share, resulting in approximately $332,000 in aggregate proceeds to the Company. After deducting fees of $8,000, the net proceeds to us were $324,000. The shares of common stock issued under the private placements were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements. We have used, and intend to continue to use, the remaining proceeds from the offering for working capital and general corporate purposes.

During September and October 2013, we issued 109,976 shares of unregistered common stock, valued at $103,000, to Mr. Cohee and/or his affiliates for financial advisor services pursuant to the terms of his letter agreement. The fair value of $103,000 was offset to additional paid-in capital. Mr. Cohee is a member of our Board.

In addition, during the three months ended October 31, 2013, there were net exercises on an aggregate of 90,699 warrants, which resulted in the issuance of 73,290 shares of our common stock. As these warrants were net exercised, as permitted under the respective warrant agreements, we did not receive any cash proceeds.

In connection with the April 24, 2013 private placement, the Company granted certain registration rights, under which the Company agreed to file a registration statement covering the resale of the shares of common stock sold in the financing, as well as those shares issuable upon exercise of the warrants. In the event that we have not filed to register for resale the shares and warrant shares issued as part of the April 24, 2013 private placement, within 45 days of the closing date, the Company will issue 100 warrant shares for each day that such filing is not completed, not to exceed 18,000 warrant shares. As of October 31, 2013, the shares and warrant shares have not been registered for resale. As a result, the private placement participant will receive an additional 14,500 warrant shares as of October 31, 2013. The expense associated with these warrants was minimal.

On September 17, 2012, we closed an underwritten public offering of an aggregate of 4,341,615 shares of our common stock, including shares issued pursuant to the exercise of the underwriter’s overallotment option, at a price to the public of $1.10 per share. The gross proceeds from the offering were approximately $4,776,000 and, after deducting $549,000 for transaction costs, including discounts, commissions, and other offering expenses, such as legal and accounting fees, the net proceeds to us from the offering were approximately $4,227,000. We used $1,333,000 of the net proceeds from the offering to pay the full amount of the indebtedness we incurred in connection with the Bridge Loan, Describe in further detail under Note 9 above.

12. Share-Based Compensation

On October 23, 2013 the Board authorized the issuance of 5,100,000 Restricted Stock Units (“RSUs”) to our directors and officers. Each RSU represents the right to receive one share of common stock, issuable at the time the RSU vests, as set forth in the Restricted Stock Unit Agreement. The breakdown is as follows:

•	Chairman RSU Award: We granted Mr. Pfanzelter an award consisting of two million eight hundred thousand (2,800,000) RSUs. The RSUs vest 25% on February 15, 2014, 25% on February 15, 2015 and 50% on February 15, 2016.

•	Henry Lambert RSU Award: We granted Mr. Lambert an award consisting of five hundred thousand (500,000) RSUs. The RSUs vest 60% on September 10, 2014 and the vesting of the remaining 40% depends on the achievement of certain quarterly sales goals over a two year period. If the sales goals are not achieved, 40% of the award will be forfeited.

•	Peter Wulff RSU Award: We granted Mr. Wulff an award consisting of one million (1,000,000) RSUs. The RSUs vest 25% on March 15, 2014, 25% on March 15, 2015 and 50% on March 15, 2016.

•	Non-Employee RSU Awards: We granted Messrs. Cohee, Culver, Otis and Dr. Theno, awards consisting of two hundred thousand (200,000) RSUs, respectively. The RSUs vest (i) 50% on the earlier of the date of the annual meeting in 2015 or January 15, 2015 and (ii) 50% on the earlier of the date of the annual meeting in 2016 or January 15, 2016.

None of the RSUs granted to our directors and officers were granted pursuant to any compensatory, bonus, or similar plan maintained or otherwise sponsored by the Company. Additionally, during our fiscal quarter ended October 31, 2013, none of these RSUs vested.

On October 30, 2013 the Company authorized the issuance of 900,000 RSUs to key employees. The RSUs vest based on performance conditions. If the performance conditions are not met or expected to be met, no compensation cost will be recognized on the underlying RSUs. In addition, if the performance conditions are not achieved, then the corresponding RSUs will be forfeited. During the quarter ended October 31, 2013, none of these restricted stock units vested.

Of the 6,000,000 RSUs granted during our fiscal quarter ended October 31, 2013, we currently expect 5,050,000 to vest. As of October 31, 2013, there was $6,943,000 of unrecognized non-cash compensation cost related to the RSUs, which will be recognized over a weighted average period of 2.40 years.

The following table summarizes share-based compensation expense related to employee and director stock options, consultant stock options, restricted stock, and restricted stock awards for the three months ended October 31, 2013 and 2012:

	For the three months ended October 31,
	2013	2012
Share-based compensation for employees and directors:
Selling, general and administrative	$68,000	$141,000
Research and development	21,000	46,000

	89,000	187,000
Share-based compensation for consultants:
Selling, general and administrative	—	—
Research and development	—	1,000

	—	1,000

Total share-based compensation expense	$89,000	$188,000

As of October 31, 2013, there was $84,000 of unrecognized non-cash compensation cost related to unvested options, which will be recognized over a weighted average period of 0.28 years.

No options were granted during the three months ended October 31, 2013 and 2012.

13. Recent Accounting Pronouncements

No recent accounting pronouncements or other authoritative guidance have been issued that management considers likely to have a material impact on our consolidated financial statements.

14. Subsequent Events

Subsequent to our fiscal quarter ended October 31, 2013, we received approximately $1,438,800 from the sale of 1,536,817 shares of our common stock in private placements. The shares of common stock issued were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements. We have used, and intend to continue to use, the remaining proceeds from the offering for working capital and general corporate purposes.

On October 11, 2013, the Company entered into a five-year strategic collaboration agreement with St. Louis-based Intercon Chemical Company (ICC). The agreement consists of a multi-prong approach to accelerate the commercialization of PURE’s unique and proprietary SDC-based products. The strategic collaboration agreement provides:

•	ICC licenses from PURE its patents and technology know-how for the exclusive manufacture for PURE of all SDC-based products.

•	ICC will invest in plant improvements to allow for expanded SDC production.

•	ICC’s R&D team will collaborate on SDC product line development.

•	ICC licenses the distribution rights for SDC-based products into its core businesses of institutional cleaning and sanitation products.

•	ICC will also develop a new initiative focused on US hospital, healthcare and medical facilities.

•	PURE earns royalty income on SDC-products sold by ICC and its affiliates.

The agreement may be terminated by mutual written consent, or by either party upon the material breach of the terms of the agreement by the other party.

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

Liquidity & Going Concern Update

Our consolidated financial statements included in this Quarterly Report have been prepared and presented on a basis assuming we will continue as a going concern. The factors below raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of October 31, 2013 we have incurred a cumulative net loss of $74,015,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of October 31, 2013, we had $1,068,000 in cash and cash equivalents, and $2,332,000 of current liabilities, including $771,000 in accounts payable. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months.

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

Our financial statements do not include any adjustment relating to recoverability or classification of recorded assets and classification of recorded liabilities.

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

Comparison of the Three Months Ended October 31, 2013 and 2012

Net Product Sales

Net product sales were $115,000 and $110,000 for the three months ended October 31, 2013 and 2012, respectively. The increase of $5,000 was primarily attributable to sales fluctuations within our existing customer base.

For the three months ended October 31, 2013, three individual customers each accounted for 10% or more of our net product sales. One customer accounted for 33%, another for 23%, and the other for 19%. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S. and 0% foreign.

For the three months ended October 31, 2012, two individual customers each accounted for 10% or more of our net product sales. One customer accounted for 47% and the other for 16%. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 53% U.S. and 47% foreign.

Cost of Goods Sold

Cost of goods sold was $36,000 and $31,000 for the three months ended October 31, 2013 and 2012, respectively. The increase of $5,000 was attributable to increased net product sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 69% and 72% for the three months ended October 31, 2013 and 2012, respectively. This decrease in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the quarter ended October 31, 2012 as compared to current year.

Selling, General and Administrative Expense

Selling, general and administrative expense was $993,000 and $1,476,000 for the three months ended October 31, 2013 and 2012, respectively. The decrease of $483,000 was primarily attributable to reductions in personnel and related costs, facility costs, professional services, and stock based compensation expense related to employees, directors, and consultants supporting our Selling, General and Administrative functions.

Restructuring Expense

Restructuring expense was $2,684,000 and zero for the three months ended October 31, 2013 and 2012, respectively. As discussed above, on August 13, 2013, Michael L. Krall, Donna Singer, and Dennis Brovarone resigned all positions respectively held by them as officers and directors of the Company and a new management team and Board were appointed. Based on the corporate governance change we incurred the following expenditures:

•	Mr. Krall and Ms. Singer received a onetime separation payment of $150,000 and $45,000, respectively; Mr. Brovarone’s received $91,000, payable in 60 monthly installments of $1,600, commencing 120 days after the separation date; Mr. Krall is entitled to receive a cash severance of $540,000 payable over an eighteen month period; Ms. Singer is entitled to receive a cash severance of $204,000 payable over a twelve month period; Mr. Krall received 850,000 unregistered shares of common stock, valued at $595,000; Ms. Singer received 300,000 unregistered shares of common stock, valued at $210,000; and Mr. Krall and Ms. Singer will continue to receive health insurance coverage over the terms of their respective severance periods. Medical and dental insurance for Mr. Krall and Ms. Singer will cost the Company $20,000 and $18,000, respectively. Per the terms of the agreements, we recorded a onetime expense of $1,782,000 related to Mr. Krall’s and Ms. Singer’s separation payments, future severance payments, unregistered stock received, and future medical and dental insurance payments. All but $7,000 due to Mr. Brovarone was accrued in prior periods for services previously provided.

•	We issued 300,000 shares of unregistered common stock to Bibicoff & McInnis for investor relations services related to the corporate restructuring, valued at $210,000.

•	We issued 250,000 shares of unregistered common stock, with a value of $175,000, for corporate finance and restructuring activities to Wulff Services Inc. Wulff Services, Inc. is primarily owned by our current Chief Financial Officer / Chief Operation Officer, Peter Wulff. In addition, Wulff Services, Inc. received a onetime payment of $75,000 related to the corporate finance and restructuring efforts.

•	We issued 300,000 shares of registered common stock, with a value of $210,000, for corporate reorganization services previously provided by the principal of Pillar Marketing Group, Inc. In addition, Pillar also received a onetime payment of $152,000 related to the reorganization efforts.

•	We incurred $73,000 in legal fees associated with the corporate finance and restructuring activities.

Research and Development Expense

Research and development expense was $234,000 and $395,000 for the three months ended October 31, 2013 and 2012, respectively. The decrease of $161,000 was primarily attributable to decreases in personnel costs and related expenses, third-party research and testing activities, and stock option expense.

Change in Derivative Liability

Change in derivative liability for the three months ended October 31, 2013 and 2012 was an increase of $58,000 and a decrease of $228,000, respectively. The change is due to the settlement of the derivative liability associated with the conversion feature of the Bridge Loan (See Note 9), offset by an increase in the stock price as of October 31, 2013.

Interest Expense

Interest expense for the three months ended October 31, 2013 and 2012 was $3,000 and $588,000, respectively. The decrease was primarily attributable to non-cash amortization of debt discounts related to the secured convertible promissory notes that we issued in July 2012 in connection with the Bridge Loan.

Other (Expense) Income

Other income for the three months ended October 31, 2013 was $49,000, compared to other expense of $2,000 for the three months ended October 31, 2012. The increase is primarily attributable to the sale of reserved inventory and accounts payable vendor settlements.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of October 31, 2013 we have incurred a cumulative net loss of $74,015,000.

On August 13, 2013, we completed a private placement pursuant to which we sold 5,500,000 shares of our common stock. The shares were sold at a per share purchase price of $0.20, resulting in approximately $1,100,000 in aggregate proceeds to the Company. After deducting fees of $43,000, the net proceeds to us were $1,057,000. The shares of common stock issued under the private placement were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements.

On October 1, 2013, we received $163,000 from the exercise of a warrant to purchase 250,000 shares of our common stock.

On October 14 and October 16, 2013, we completed a private placement pursuant to which we sold 2,441,270 shares of our common stock. The shares were sold at a per share purchase price of $0.75 per share, resulting in approximately $1,831,000 in aggregate proceeds to the Company. After deducting fees of $49,000, the net proceeds to us were $1,782,000. In addition, between October 17, 2013 and October 31, 2013, we sold 442,667 shares of our common stock. The shares were sold at a per share purchase price of $0.75 per share, resulting in approximately $332,000 in aggregate proceeds to the Company. After deducting fees of $8,000, the net proceeds to us were $324,000. The shares of common stock issued under the private placements were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements. We have used, and intend to continue to use, the remaining proceeds from the offering for working capital and general corporate purposes.

During the three months ended October 31, 2013, there were no exercises of stock options.

As of October 31, 2013, we had $1,068,000 in cash and cash equivalents compared to $32,000 in cash and cash equivalents as of July 31, 2013. The net increase in cash and cash equivalents was primarily attributable to proceeds from our issuance of common stock in the private placement noted above. Additionally, as of October 31, 2013, we had $2,332,000 of current liabilities, including $771,000 in accounts payable, compared to $2,153,000 of current liabilities, including $1,134,000 in accounts payable as of July 31, 2013. The net increase in current liabilities primarily relates to the terms of Mr. Krall’s and Ms. Singer’s separation agreements discussed above. All future severance and medical and dental insurance liabilities for Mr. Krall, Ms. Singer, and Mr. Brovarone have been accrued and are reflected in the restructuring liability section of the consolidated balance sheets.

Subsequent to our fiscal quarter ended October 31, 2013, we received approximately $1,438,800 from the sale of 1,536,817 shares of our common stock in private placements. The shares of common stock issued were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements. We have used, and intend to continue to use, the remaining proceeds from the offering for working capital and general corporate purposes.

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

Changes in Our Controls

There were no changes in our internal controls over financial reporting during the three months ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the following information about risks and uncertainties that may affect us or our business, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the notes thereto, and the information in other reports we file with the SEC, including our Annual Report on Form 10-K for the year ended July 31, 2013 and our audited consolidated financial statements and the notes thereto included therein. If any of the following events, described as risks, actually occur, either alone or taken together, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment in our securities. An investment in our securities is speculative and involves a high degree of risk. You should not invest in our securities if you cannot bear the economic risk of your investment for an indefinite period of time and cannot afford to lose your entire investment. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

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

We have a history of recurring losses, and as of October 31, 2013 we have incurred a cumulative net loss of approximately $74 million.

As of October 31, 2013, we had $1,068,000 in cash and cash equivalents, $2,332,000 of current liabilities, including $771,000 in accounts payable. During the quarter ended October 31, 2013, our cash outflows for operating activities and for investments in patents and fixed assets were $2.3 million.

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

We had a loss of $3.8 million for the quarter ended October 31, 2013, and a loss of $2.2 million for the quarter ended October 31, 2012. As of October 31, 2013, we have incurred a cumulative net loss of approximately $74 million. Although we expect to continue to have losses in future periods, we are unable to predict the extent of our future losses or when or if we will become profitable, and it is possible we will never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

If outstanding options and warrants to purchase shares of our common stock are exercised, the interests of our stockholders could be diluted

As of October 31, 2013, in addition to 23,866,615 shares of common stock issued and outstanding, we had 339,344 shares reserved for issuance under equity compensation plans for vested and unvested stock options and 6,000,000 shares reserved for issuance for unvested restricted stock units. We also had 1,111,422 shares reserved for issuance on the exercise of outstanding warrants.

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

From time to time, one or a small number of our customers may represent a significant percentage of our revenue. Our three largest customers accounted for 75% of our revenue for the three months ending October 31, 2013. One customer accounted for 33%, another for 23%, and the other for 19%. Although we have agreements with many of our customers, these agreements typically do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers to significantly reduce the amount of product ordered or license fees paid, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

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

In October 2013, we appointed three additional members to the Board: Dr. David Theno, Jr., Craig Culver and William Otis.

Our success depends largely on the execution of our business strategy by our management team. Management will be evaluating how to best execute our near-term strategy to drive customer adoption in the food industry by addressing food safety solutions across the supply chain in order to prevent or mitigate food contamination or the potential for food-borne illness – with specific customer focus in foodservice providers, food processors and food manufacturers. However, we cannot assure you that management will succeed in driving customer adoption in the food industry or generally execute on our business strategy in the near-term or at all, which could harm our business and financial prospects . Further, integrating new management into existing operations may be challenging. If we are unable to effectively integrate our new management, our operations and prospects could be harmed.

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

Effective February 6, 2013, the Board appointed Dave Pfanzelter to serve as a director of the Company. Effective May 17, 2013, the Board appointed Mr. Pfanzelter as Chairman of the Board. On August 13, 2013, Michael L. Krall, Donna Singer, and Dennis Brovarone resigned as members of the Board. Subsequently on September 10, 2013, the Board appointed Henry R. Lambert to serve as Chief Executive Officer and a member of the Board. In October 2013, the Board appointed three additional members to the Board: Dr. David Theno, Craig Culver and Bill Otis. Following such resignations and appointments, the Board consists of six directors, four of whom are independent within the meaning of SEC rules.

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

The price and trading volume of our common stock have historically been volatile. For example, in the twelve months through October 31, 2013, the closing market price of our common stock ranged from $0.32 per share to $1.65 per share, and the monthly trading volume varied from approximately 579,000 shares to 4,949,000 shares. The market price of our common stock may continue to be volatile and could fluctuate substantially due to many factors, including, among others, the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following transactions occurred on August 13, 2013:

•	We completed a private placement pursuant to which we sold 5,500,000 shares of our common stock. The shares were sold at a per share purchase price of $0.20, resulting in approximately $1,100,000 in aggregate proceeds to the Company. After deducting fees of $43,000, the net proceeds to us were $1,057,000. The shares of common stock issued under the private placement were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements.

•	We entered into a two-year service agreement with Pillar Marketing Group, Inc. for general advisory services with respect to corporate finance and capital raising activities, merger and acquisition transactions, and other related endeavors. Per the agreement with Pillar we issued 250,000 shares of unregistered common stock, with a value of $175,000. The value was capitalized to prepaid expense and is being amortized over the term of the agreement. During the three months ended October 31, 2013, we recognized $19,000 of expense related to these services. We also issued 300,000 shares of registered common stock to the principal of Pillar for certain corporate reorganization services, valued at $210,000. Pillar also received a onetime payment of $150,000 for certain corporate reorganization activities previously provided. The fair value of the stock issued and the onetime payment was expensed to restructuring costs. The shares of common stock issued were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements.

•	We issued 212,500 shares of unregistered common stock, to Gary Cohee and/or his affiliates for financial advisor services, valued at $149,000, pursuant to the terms of a letter agreement with Mr. Cohee. The fair value of $149,000 was offset to additional paid-in capital. Mr. Cohee is a member of our Board. The shares of common stock were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of the investor to the Company that he is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements.

•	We issued 300,000 shares of unregistered common stock to Bibicoff & McInnis for investor relations services related to restructuring activities, valued at $210,000. On issuance, the $210,000 was expensed to restructuring costs. The shares of common stock were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements.

•	We issued 250,000 shares of unregistered common stock, with a value of $175,000, for corporate finance and restructuring activities to Wulff Services, Inc. Wulff Services, Inc. is primarily owned by our current Chief Financial Officer / Chief Operation Officer, Peter C. Wulff. In addition, Wulff Services, Inc. received a onetime payment of $75,000 related to the corporate finance and restructuring efforts. The fair value of the stock issued and the onetime payment was expensed to restructuring costs. The shares of common stock were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of the investor to the Company that he is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements.

•	We issued 300,000 shares of common stock, with a value of $210,000, to Donna Singer, per Ms. Singer’s separation agreement, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act. Ms. Singer was the Company’s Executive Vice President and served as a member of the Board. Additionally, as part of this issuance, we granted certain registration rights with respect to the shares issued to Ms. Singer. On issuance, the $210,000 was expensed to restructuring costs. The shares of common stock were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of the investor to the Company that he is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements.

•	We issued 850,000 shares of common stock, with a value of $595,000, to Michael L. Krall, per Mr. Krall’s separation agreement, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act. Mr. Krall was the Company’s Chief Executive Officer and served as a member of the Board. Additionally, as part of this issuance, we granted certain registration rights with respect to the shares issued to Mr. Krall. On issuance, the $595,000 was expensed restructuring costs. The shares of common stock were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of the investor to the Company that he is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements.

On October 1, 2013, we received $163,000 from the exercise of a warrant to purchase 250,000 shares of our common stock. The shares of common stock were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of the investor to the Company that he is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements.

On October 14 and October 16, 2013, we completed private placements pursuant to which we sold 2,441,270 shares of our common stock. The shares were sold at a per share purchase price of $0.75 per share, resulting in approximately $1,831,000 in aggregate proceeds to the Company. After deducting fees of $49,000, the net proceeds to us were $1,782,000. In addition, between October 17, 2013 and October 31, 2013, we sold 442,667 share of our common stock in private placements. The shares were sold at a per share purchase price of $0.75 per share, resulting in approximately $332,000 in aggregate proceeds to the Company. After deducting fees of $8,000, the net proceeds to us were $324,000. The shares of common stock issued under the private placements were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements. We have used, and intend to continue to use, the remaining proceeds from the offering for working capital and general corporate purposes.

During October 2013, we issued 109,976 shares of unregistered common stock, valued at $103,000, to Mr. Cohee and/or his affiliates for financial advisor services pursuant to the terms of his letter agreement. The fair value of $103,000 was offset to additional paid-in capital. Mr. Cohee is a member of our Board. The shares of common stock were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of the investor to the Company that he is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements.

In addition, during the three months ended October 31, 2013, there were net exercises on an aggregate of 90,699 warrants, which resulted in the issuance of 73,290 shares of our common stock. As these warrants were net exercised, as permitted under the respective warrant agreements, we did not receive any cash proceeds. The shares of common stock were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of the investor to the Company that he is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements.

Subsequent to our fiscal quarter ended October 31, 2013, we received approximately $1,438,800 from the sale of 1,536,817 shares of our common stock in private placements. The shares of common stock issued were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements. We have used, and intend to continue to use, the remaining proceeds from the offering for working capital and general corporate purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On October 11, 2013, the Company entered into a five-year strategic collaboration agreement with St. Louis-based Intercon Chemical Company (ICC). The agreement consists of a multi-prong approach to accelerate the commercialization of PURE’s unique and proprietary SDC-based products. The strategic collaboration agreement provides:

•	ICC licenses from PURE its patents and technology know-how for the exclusive manufacture for PURE of all SDC-based products.

•	ICC will invest in plant improvements to allow for expanded SDC production.

•	ICC’s R&D team will collaborate on SDC product line development.

•	ICC licenses the distribution rights for SDC-based products into its core businesses of institutional cleaning and sanitation products.

•	ICC will also develop a new initiative focused on US hospital, healthcare and medical facilities.

•	PURE earns royalty income on SDC-products sold by ICC and its affiliates.

The agreement may be terminated by mutual written consent, or by either party upon the material breach of the terms of the agreement by the other party.

The foregoing description of the agreement with ICC does not purport to be complete and is qualified in its entirety by reference to the full text of the agreement, which will be filed with the Company’s Quarterly Report on Form 10-Q for the period ending on January 31, 2014. In addition, the Company intends to apply for confidential treatment of competitively sensitive terms within the agreement with the Securities and Exchange Commission.

On December 11, 2013, Pure Bioscience, Inc. (the “Company”) completed a private placement pursuant to which it sold 1,180,000 shares of its common stock at $1.00 per share, resulting in $1,180,000 in aggregate proceeds to the Company. The shares of common stock were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws, in reliance on the exemptions from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Rule 506 thereunder as a transaction not involving any public offering and exemptions under applicable state securities laws. Each purchaser of the common stock represented to us that it is an “accredited investor” within the meaning of Rule 501 of Regulation D under the Securities Act, and that it was receiving the securities for investment for its own account and without a view to distribute them.

Item 6. Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

3.1	Certificate of Incorporation of Pure Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.1.1	Certificate of Amendment to Certificate of Incorporation of Pure Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.2	Bylaws of Pure Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

3.2.1	Amendment to the Bylaws of Pure Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

4.1	Form of Investor Warrant (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed with the SEC on May 22, 2009)

4.2	Form of Investor Warrant (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed with the SEC on September 2, 2009)

10.1	Form of Common Stock Purchase Agreement dated as of August 13, 2013 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on August 20, 2013)

10.2	Services Agreement dated as of August 13, 2013, between Pure Bioscience, Inc. and Pillar Marketing Group, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on August 20, 2013)

10.3	Purchase, Severance, and Release Agreement dated as of August 13, 2013 between Pure Bioscience, Inc. and Michael L. Krall (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on August 20, 2013)

10.4	Voting Support Agreement and Irrevocable Proxy dated as of August 13, 2013 between Pure Bioscience, Inc. and Michael L. Krall (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC on August 20, 2013)

10.5	Purchase, Severance, and Release Agreement dated as of August 13, 2013 between Pure Bioscience, Inc. and Donna Singer (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the SEC on August 20, 2013)

10.6	Voting Support Agreement and Irrevocable Proxy dated as of August 13, 2013 between Pure Bioscience, Inc. and Donna Singer (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed with the SEC on August 20, 2013)

10.7	Settlement and Release Agreement dated as of August 13, 2013 between Pure Bioscience, Inc. and Dennis Brovarone (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K filed with the SEC on August 20, 2013)

10.8	Subscription Agreement dated as of October 14, 2013 between Pure Bioscience, Inc. and purchaser identified on Exhibit A attached thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on October 15, 2013)

10.9	Letter Agreement dated as of September 17, 2013 between Pure Bioscience, Inc. and Gary Cohee (incorporated by reference to Exhibit 10.32 of the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.10	Employment Agreement dated as of October 23, 2013 between Pure Bioscience, Inc. and Henry R. Lambert (incorporated by reference to Exhibit 10.33 of the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.11	Employment Agreement dated as of October 23, 2013 between Pure Bioscience, Inc. and Peter Wulff (incorporated by reference to Exhibit 10.34 of the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.12	Chairman Agreement dated as of October 23, 2013 between Pure Bioscience, Inc. and Dave Pfanzelter (incorporated by reference to Exhibit 10.35 of the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.13	Form of RSU Agreement between Pure Bioscience, Inc. and Non-employee directors (incorporated by reference to Exhibit 10.36 of the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.14	RSU Agreement dated as of October 23, 2013 between Pure Bioscience, Inc. and Henry R. Lambert (incorporated by reference to Exhibit 10.37 of the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.15	RSU Agreement dated as of October 23, 2013 between Pure Bioscience, Inc. and Peter Wulff (incorporated by reference to Exhibit 10.38 of the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.16	RSU Agreement dated as of October 23, 2013 between Pure Bioscience, Inc. and Dave Pfanzelter (incorporated by reference to Exhibit 10.39 of the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.17	Form of Subscription Agreement, dated November 18, 2013 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on November 18, 2013)

10.8	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at October 31, 2013 and July 31, 2013; (ii) Consolidated Statements of Operations for the three months ended October 31, 2013 and 2012; (iii) Consolidated Statements of Cash Flows for the three months ended October 31, 2013 and 2012; and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE, INC.

Date: December 12, 2013	By:	/s/ HENRY R. LAMBERT
Henry R. Lambert, Chief Executive Officer (Principal Executive Officer)

Date: December 12, 2013	By:	/s/ PETER C. WULFF
Peter C. Wulff, Chief Financial Officer / Chief Operating Officer
(Principal Financial and Accounting Officer)