Form 10-Q
period 2014-01-31
PURE BIOSCIENCE, INC.
filed 2014-03-13
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2014

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

As of March 07, 2014, there were 27,158,128 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

Pure Bioscience, Inc.

Form 10-Q

for the Quarterly Period Ended January 31, 2014

Item 1. Financial Statements

Pure Bioscience, Inc.

Condensed Consolidated Balance Sheets

	January 31,	July 31,
	2014	2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$236,000	$32,000
Accounts receivable, net	9,000	18,000
Inventories, net	429,000	365,000
Prepaid expenses	221,000	71,000

Total current assets	895,000	486,000
Property, plant and equipment, net	115,000	146,000
Patents, net	1,403,000	1,430,000

Total assets	$2,413,000	$2,062,000

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$629,000	$1,134,000
Restructuring liability	676,000	—
Note payable, current	—	368,000
Accrued liabilities	154,000	600,000
Derivative liability	54,000	51,000

Total current liabilities	1,513,000	2,153,000
Note payable, less current portion	—	887,000
Deferred rent	10,000	13,000

Total liabilities	1,523,000	3,053,000

Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock, $0.01 par value:
5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value:
100,000,000 shares authorized, 25,808,128 shares issued and outstanding at January 31, 2014, and 12,569,503 shares issued and outstanding at July 31, 2013	259,000	126,000
Additional paid-in capital	77,128,000	69,054,000
Accumulated deficit	(76,497,000)	(70,171,000)

Total stockholders’ equity (deficit)	890,000	(991,000)

Total liabilities and stockholders’ equity (deficit)	$2,413,000	$2,062,000

See accompanying notes.

Pure Bioscience, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Six months ended		Three months ended
	January 31,		January 31,
	2014	2013	2014	2013
Net product sales	$156,000	$373,000	$41,000	$263,000
Operating costs and expenses
Cost of goods sold	56,000	88,000	20,000	57,000
Selling, general and administrative	2,168,000	2,763,000	1,243,000	1,427,000
Research and development	502,000	694,000	289,000	347,000
Share-based compensation	1,421,000	430,000	1,332,000	242,000
Other share-based expenses	308,000	—	308,000	—
Restructuring costs	2,754,000	—	70,000	—

Total operating costs and expenses	7,209,000	3,975,000	3,262,000	2,073,000

Loss from operations	(7,053,000)	(3,602,000)	(3,221,000)	(1,810,000)
Other income (expense)
Change in derivative liability	(59,000)	240,000	(1,000)	12,000
Interest expense, net	(5,000)	(589,000)	(2,000)	(1,000)
Gain on extinguishment of debt	727,000	—	727,000	—
Other income (expense), net	64,000	(27,000)	15,000	(25,000)

Total other income (expense)	727,000	(376,000)	739,000	(14,000)

Net loss	$(6,326,000)	$(3,978,000)	$(2,482,000)	$(1,824,000)

Basic and diluted net loss per share	$(0.28)	$(0.40)	$(0.10)	$(0.17)

Shares used in computing basic and diluted net loss per share	22,842,753	9,853,575	24,997,773	10,986,170

See accompanying notes.

Pure Bioscience, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	January 31,
	2014	2013
Operating activities
Net loss	$(6,326,000)	$(3,978,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,421,000	430,000
Stock issued under severance agreements	825,000	—
Stock issued to investors to amend subscription agreements	285,000	—
Fair value of penalty warrants issued	23,000	—
Gain on extinguishment of debt	(727,000)	—
Amortization of stock issued for services	636,000	24,000
Troubled debt restructuring loss	—	25,000
Depreciation and amortization	140,000	158,000
Amortization of deferred financing costs	—	215,000
Change in fair value of derivative liability	59,000	(240,000)
Amortization of debt discount	—	371,000
Changes in operating assets and liabilities:
Accounts receivable	9,000	5,000
Inventories	(64,000)	25,000
Prepaid expenses	(16,000)	23,000
Accounts payable and accrued liabilities	(275,000)	234,000
Deferred rent	(3,000)	(1,000)

Net cash used in operating activities	(4,013,000)	(2,709,000)

Investing activities
Investment in patents	(61,000)	(131,000)
Purchases of property, plant and equipment	(21,000)	(11,000)

Net cash used in investing activities	(82,000)	(142,000)

Financing activities
Net proceeds from the sale of common stock	4,664,000	4,227,000
Net proceeds from the exercise of warrants	163,000	—
Payment of Bridge Loan	—	(1,333,000)
Payment on note payable	(528,000)	—

Net cash provided by financing activities	4,299,000	2,894,000

Net increase in cash and cash equivalents	204,000	43,000
Cash and cash equivalents at beginning of period	32,000	877,000

Cash and cash equivalents at end of period	$236,000	$920,000

Supplemental disclosure of cash flow information
Cash paid for taxes	$4,000	$—
Supplemental disclosure of non-cash investing and financing activities
Common stock issued for prepaid services	$175,000	$—
Common stock issued in connection with financing	$283,000	$—
Settlement of warrant liability	$56,000	$—

During the six months ended January 31, 2013, we recorded a reduction of approximately $1,519,000 in accounts payable in exchange for a note payable of $1,125,000, accrued interest of $174,000, and warrants valued at $245,000, with a resulting $25,000 restructuring loss.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information pursuant to the instructions to Form 10-Q and Article 10/Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2014 are not necessarily indicative of the results that may be expected for other quarters or the year ending July 31, 2014. The July 31, 2013 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in our Annual Report on Form 10-K. For more complete information, these unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended July 31, 2013 included in our Annual Report on Form 10-K covering such period filed with the Securities and Exchange Commission, or SEC, on October 24, 2013.

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

On September 10, 2013, the Board appointed Henry R. Lambert to serve as Chief Executive Officer and a member of the Board. In connection with the hiring of Mr. Lambert to serve as our Chief Executive Officer, Dave Pfanzelter resigned his position as our Interim Chief Executive Officer. Mr. Pfanzelter will continue to render significant services to us and will continue to serve as our Chairman of the Board.

In October 2013, we appointed three additional members to the Board; Dr. David Theno, Jr., Craig Culver and William Otis. The Board now consists of six members who provide professional experience in business and finance; food science and food safety; and foodservice and food manufacturing.

On December 11, 2013, the Company entered into a five-year strategic collaboration agreement with St. Louis-based Intercon Chemical Company (ICC). The agreement consists of a multi-prong approach to accelerate the commercialization of PURE’s unique and proprietary SDC-based products. The strategic collaboration agreement provides:

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

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of January 31, 2014, we have incurred a cumulative net loss of $76,497,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of January 31, 2014, we had $236,000 in cash and cash equivalents, and $1,513,000 of current liabilities, including $629,000 in accounts payable and $676,000 in restructuring liabilities. As of January 31, 2014, we have no long-term debt. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months.

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

3.     Net Loss Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Our diluted net loss per common share is the same as our basic net loss per common share because we incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an anti-dilutive effect. As of January 31, 2014 and

2013, the number of shares issuable upon the exercise of stock options, the vesting of restricted stock units, and the exercise of warrants, none of which are included in the computation of basic net loss per common share, was 7,602,488 and 1,380,059, respectively.

4.     Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments. For the three and six months ended January 31, 2014 and 2013, our comprehensive loss consisted only of net loss.

5.     Inventory

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Inventories consist of the following:

	January 31,	July 31,
	2014	2013
Raw materials	$100,000	$70,000
Finished goods	329,000	295,000

	$429,000	$365,000

During the fiscal year ended July 31, 2013, we established an inventory reserve for $347,000. The majority of the reserve related to components such as, plastic bottles, spray triggers, miscellaneous plastics, and numerous corrugated cardboard configurations.

During the six months ended January 31, 2014, we received $20,000 from the sale of inventory which was previously reserved during the fiscal year ended July 31, 2013. The $20,000 gain is reflected in the other income (expense) section of the consolidated statement of operations.

6.     Commitments and Contingencies

In connection with Mr. Krall’s separation from the Company (See Note 1), the Company entered into a Purchase, Severance, and Release Agreement effective August 13, 2013 with Mr. Krall (the “Krall Release Agreement”). The Krall Release Agreement provides for a mutual release of all claims between Mr. Krall and the Company. Mr. Krall is also prohibited from engaging in certain competitive activities until July 2017. Pursuant to the Krall Release Agreement, Mr. Krall (i) was paid $25,000 on August 13, 2013; and, (ii) is entitled to receive $30,000 per month for 18-months following August 13, 2013, during which time Mr. Krall shall provide consulting services to the Company. In consideration of Mr. Krall’s transfer to the Company of certain enumerated intellectual property rights, the Company also (i) paid Mr. Krall the sum of $125,000 on August 13, 2013; and, (ii) issued to Mr. Krall 850,000 shares of common stock on August 21, 2013 (the “Krall Shares”). The Krall Shares are subject to certain registration rights intended to register the Krall Shares. The Krall Shares are also subject to a Voting Support Agreement and Irrevocable Proxy (the “Krall Proxy”). The Krall Proxy gives our CEO the right to vote the Krall Shares for so long as Mr. Krall owns the Krall Shares. Mr. Krall will also continue to receive health insurance coverage over the term of the severance period, which will cost the Company $20,000.

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

In connection with Mr. Brovarone’s separation from the Company (See Note 1), we entered into a Severance and Release Agreement effective August 13, 2013 with Mr. Brovarone (the “Brovarone Release Agreement”). The Brovarone Release Agreement provides for a mutual release of all claims between Mr. Brovarone and the Company. In addition, Mr. Brovarone will receive $91,000, payable in 60 monthly installments of $1,600, commencing 120 days after the separation date for amounts previously accrued as of July 31, 2013.

On January 23, 2014, we entered into a General Release and Settlement Agreement with a former employee (“Employee Settlement”). Under the terms of the Employee Settlement, we will pay $50,000 over a six-month period with payments commencing in March 2014, and issue 15,000 shares of unregistered common stock.

During the three and six months ended January 31, 2014, the Company expensed approximately $70,000 and $1,859,000 respectively, related to the Employee Settlement and the Purchase, Severance, and Release Agreements for Mr. Krall, Ms. Singer, and Mr. Brovarone. Approximately $676,000 remains payable under the severance agreements and is included in the accrued restructuring liability section of the condensed consolidated balance sheets as of January 31, 2014.

7.     Promissory Note

On January 25, 2013, we entered into a Letter Agreement (the “Agreement”) with Morrison & Foerster LLP (“Morrison”). Under the terms of the Agreement, we issued a Promissory Note (the “Note”) in favor of Morrison in the principal amount of $1,125,000. In consideration for the Note, Morrison agreed to waive $1,519,000 of amounts due and payable to Morrison for legal services rendered. The Note bore interest at the rate of 7.5% per annum, but the then outstanding balance would accrue interest at the rate of 10% per annum upon the occurrence of an event of default (as defined in the Note). Beginning March 31, 2013, and on or before the last business day of each calendar month thereafter, we are required to pay all accrued but unpaid interest on the then unpaid amount of outstanding principal. Beginning on February 28, 2014, we were required to pay equal monthly principal installments of approximately $47,000, plus interest. We could prepay the outstanding balance under the Note in full or in part at any time, which would result in a discount of the then outstanding balance as more fully described in the Note. The Note was to mature on February 28, 2016, unless accelerated pursuant to an event of default or upon the consummation of a change of control (as defined in the Note). As a result of the Agreement, we reclassified the amount due and payable to Morrison from a current liability to long-term debt, except any payments due under the Letter Agreement within twelve months from the date of the balance sheet which will continue to be classified as a current liability.

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

During the three months ended January 31, 2014, we entered into a Promissory Note Payoff Agreement (“Payoff Agreement”) with Morrison. Under the Payoff Agreement, we paid $500,000 in cash to Morrison to extinguish $1,227,000 in unsecured debt owed to Morrison under the Note, dated January 25, 2013. We have no further obligations or liability under the Note. As a result of the Payoff Agreement, we recorded a gain of $727,000 that is reflected in the other income (expense) section of the consolidated statement of operations.

During the six months ended January, 31, 2014, prior to the Payoff Agreement, we paid $28,000 under the terms of the Note.

8.     Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the six months ended January 31, 2014 and 2013, no impairment of long-lived assets was indicated or recorded.

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

We recorded the fair value of the warrants issued in connection with the Bridge Loan as a warrant liability due to anti-dilution provisions requiring the strike price of the warrants to be adjusted if we subsequently issue common stock at a lower stock price. The Company revalues the warrants as of the end of each reporting period. The fair value of the warrants at January 31, 2014 and July 31, 2013 was $54,000 and $51,000, respectively. The change in fair value of the warrant liability for the three and six months ended January 31, 2014 was an increase of $1,000 and $59,000, respectively, which was recorded as a change in derivative liability in the consolidated statement of operations.

During the six months ended January 31, 2014, there were net exercises on an aggregate of 90,699 of the warrants issued in connection with the Bridge Loan, which resulted in the issuance of 73,290 shares of our common stock. As these warrants were net exercised, as permitted under the respective warrant agreements, we did not receive any cash proceeds. The warrants were revalued as of the settlement dates, and the change in fair value was recognized to earnings. The Company also recognized a reduction in the warrant liability based on the fair value as of the settlement date for the warrants exercised, with a corresponding increase in additional paid-in capital. As of January 31, 2014, there are 41,721 warrants outstanding issued in connection with the Bridge Loan.

The estimated fair value of the derivative liability was computed using a Monte Carlo option pricing model based the following assumptions:

	January 31,	July 31,
	2014	2013
Volatility	155.8%	144.5%
Risk-free interest rate	0.98%	0.97%
Dividend yield	0.0%	0.0%
Expected life	2.9 years	3.4 years

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

The following table provides a reconciliation of the beginning and ending balances of the derivative liabilities for the six months ended January 31, 2014:

		Conversion
	Warrant	Feature
	Liability	Liability	Total
Balance at July 31, 2012	$286,000	$33,000	$319,000
Issuances	—	—	—
Settlement of conversion feature liability	—	(33,000)	(33,000)
Adjustments to estimated fair value	(235,000)	—	(235,000)

Balance at July 31, 2013	$51,000	$—	$51,000
Issuances	—	—	—
Settlement of warrant liability	(56,000)	—	(56,000)
Adjustments to estimated fair value	59,000	—	59,000

Balance at January 31, 2014	$54,000	$—	$54,000

11.     Stockholders’ Equity

Private Placements

In August 2013, we completed a private placement pursuant to which we sold 5,500,000 shares of our common stock. The shares were sold at a per share purchase price of $0.20, resulting in approximately $1,100,000 in aggregate gross proceeds to the Company. After deducting fees of $43,000, the net proceeds to us were $1,057,000. The shares of common stock issued under the private placements were offered and sold without registration under the Securities Act of 1933, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements.

On October 14 and October 16, 2013, we completed private placements pursuant to which we sold 2,441,270 shares of our common stock. The shares were sold at a per share purchase price of $0.75 per share, resulting in approximately $1,831,000 in aggregate gross proceeds to the Company. After deducting fees of $49,000, the net proceeds to us were $1,782,000. In addition, between October 17, 2013 and October 31, 2013, we sold 442,667 shares of our common stock in private placements. The shares were sold at a per share purchase price of $0.75 per share, resulting in approximately $332,000 in aggregate gross proceeds to the Company. After deducting fees of $8,000, the net proceeds to us were $324,000. The shares of common stock issued under the private placements were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements. During December 2013, we amended the subscription agreements for investor who participated in the $0.75 private placements. As a result, the per share purchase price of $0.75 was reduced to $0.70 per share, resulting in the issuance of an additional 218,938 shares of unregistered common stock. We recorded $285,000 of expense associated with the price adjustment in the other share-based expenses section of the consolidated statement of operations. After the purchase price adjustment to $0.70 per share, the total shares issued under the October private placements was 3,102,875, for aggregate net proceeds of $2,106,000.

During the three months ended January 31, 2014, we completed private placements pursuant to which we sold 1,611,817 shares of our common stock, resulting in approximately $1,514,000 in aggregate gross proceeds to the Company. After deducting fees of $13,000, the net proceeds to us were $1,501,000. The shares of common stock issued under the private placements were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements. We have used, and intend to continue to use, the remaining proceeds from the offering for working capital and general corporate purposes.

Corporate Governance Restructuring Activity

The following transactions occurred on August 13, 2013:

•	We entered into a two-year service agreement with Pillar Marketing Group, Inc. for general advisory services with respect to corporate finance and capital raising activities, merger and acquisition transactions, and other related endeavors. Per the agreement with Pillar we issued 250,000 shares of unregistered common stock, with a value of $175,000. The value was capitalized to prepaid expense and is being amortized over the term of the agreement. During the three and six months ended January 31, 2014, we recognized $22,000 and $41,000, respectively, of expense related to these services. We also issued 300,000 shares of registered common stock to the principal of Pillar for certain corporate reorganization services, valued at $210,000. Pillar also received a onetime payment of $150,000 for certain corporate reorganization activities previously provided. The fair value of the stock issued and the onetime payment was expensed to restructuring costs.

•	We issued 300,000 shares of unregistered common stock to Bibicoff & McInnis for investor relations services related to restructuring activities, valued at $210,000. On issuance, the $210,000 was expensed to restructuring costs.

•	We issued 250,000 shares of unregistered common stock, with a value of $175,000, for corporate finance and restructuring activities to Wulff Services, Inc. Wulff Services, Inc. is primarily owned by our current Chief Financial Officer / Chief Operation Officer, Peter C. Wulff. In addition, Wulff Services, Inc. received a onetime payment of $75,000 related to the corporate finance and restructuring efforts. The fair value of the stock issued and the onetime payment was expensed to restructuring costs.

•	We issued 300,000 shares of common stock, with a value of $210,000, to Donna Singer, per Ms. Singer’s separation agreement, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act. Ms. Singer was the Company’s Executive Vice President and served as a member of the Board. Additionally, as part of this issuance, we granted certain registration rights with respect to the shares issued to Ms. Singer. On issuance, the $210,000 was expensed to restructuring costs.

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

Other Activity

On October 1, 2013, we received $163,000 from the exercise of a warrant to purchase 250,000 shares of our common stock.

In addition, during the six months ended January 31, 2014, there were net exercises on an aggregate of 90,699 warrants, which resulted in the issuance of 73,290 shares of our common stock. As these warrants were net exercised, as permitted under the respective warrant agreements, we did not receive any cash proceeds.

During the six months ended January 31, 2014, we paid approximately $113,000, and issued 348,143 shares of unregistered common stock, to Gary Cohee and/or his affiliates for investor relations and financial advisor services, valued at $283,000, pursuant to the terms of the director service agreement with Mr. Cohee. The amounts paid and the fair value of the stock issued were offset to additional paid-in capital. Mr. Cohee is a member of our Board.

During the three months ended January 31, 2014, we issued 87,500 shares of common stock to employees for restricted stock units that vested, based on performance conditions, and issued 15,000 shares of unregistered common stock to a former employee, valued at $20,000 (See Note 6).

In connection with the April 24, 2013 private placement, the Company granted certain registration rights, under which the Company agreed to file a registration statement covering the resale of the shares of common stock sold in the financing, as well as those shares issuable upon exercise of the warrants. In the event that we have not filed to register for resale the shares and warrant shares issued as part of the April 24, 2013 private placement, within 45 days of the closing date, the Company will issue 100 warrant shares for each day that such filing is not completed, not to exceed 18,000 warrant shares. As of January 31, 2014, the shares and warrant shares have not been registered for resale. As a result, the private placement participant will receive the entire 18,000 warrant shares as of January 31, 2014. The expense associated with the warrants was $23,000 and is included in the other share-based expenses section of the consolidated statement of operations.

On September 17, 2012, we closed an underwritten public offering of an aggregate of 4,341,615 shares of our common stock, including shares issued pursuant to the exercise of the underwriter’s overallotment option, at a price to the public of $1.10 per share. The gross proceeds from the offering were approximately $4,776,000 and, after deducting $549,000 for transaction costs, including discounts, commissions, and other offering expenses, such as legal and accounting fees, the net proceeds to us from the offering were approximately $4,227,000. We used $1,333,000 of the net proceeds from the offering to pay the full amount of the indebtedness we incurred in connection with the Bridge Loan, described in further detail under Note 9 above.

12.     Share-Based Compensation

On October 23, 2013 the Board authorized the issuance of 5,100,000 Restricted Stock Units (“RSUs”) to our directors and officers. Each RSU represents the right to receive one share of common stock, issuable at the time the RSU vests, as set forth in the Restricted Stock Unit Agreement. The breakdown is as follows:

•	Chairman RSU Award: We granted Mr. Pfanzelter an award consisting of two million eight hundred thousand (2,800,000) RSUs. The RSUs vest 25% on February 15, 2014, 25% on February 15, 2015 and 50% on February 15, 2016.

•	Henry Lambert RSU Award: We granted Mr. Lambert an award consisting of five hundred thousand (500,000) RSUs. The RSUs vest 60% on September 10, 2014 and the vesting of the remaining 40% depends on the achievement of certain quarterly sales goals over a two year period. If the sales goals are not achieved, 40% of the award will be forfeited.

•	Peter Wulff RSU Award: We granted Mr. Wulff an award consisting of one million (1,000,000) RSUs.The RSUs vest 25% on March 15, 2014, 25% on March 15, 2015 and 50% on March 15, 2016.

•	Director RSU Awards: We granted Messrs. Cohee, Culver, Otis and Dr. Theno, awards consisting of two hundred thousand (200,000) RSUs, respectively. The RSUs vest (i) 50% on the earlier of the date of the annual meeting in 2015 or January 15, 2015 and (ii) 50% on the earlier of the date of the annual meeting in 2016 or January 15, 2016.

None of the RSUs granted to our directors and officers were granted pursuant to any compensatory, bonus, or similar plan maintained or otherwise sponsored by the Company. Additionally, during the six months ended January 31, 2014, none of these RSUs vested.

On October 30, 2013 the Company authorized the issuance of 900,000 RSUs to key employees. The RSUs vest based on performance conditions. If the performance conditions are not met or expected to be met, no compensation cost will be recognized on the underlying RSUs. In addition, if the performance conditions are not achieved, then the corresponding RSUs will be forfeited.

On December 16, 2013 the Company authorized the issuance of 30,000 RSUs to key employees. The RSUs vest quarterly over a one year period.

During the quarter ended January 31, 2014, 87,500 restricted stock units vested based on performance conditions. Of the remaining 5,942,500 RSUs granted during the six months ended January 31, 2014, we currently expect 4,992,500 to vest. As of January 31, 2014, there was $5,732,000 of unrecognized non-cash compensation cost related to the RSUs, which will be recognized over a weighted average period of 2.0 years.

During the three months ended January 31, 2014, we issued options to purchase 300,000 shares of our common stock to key employees, at an exercise price of $1.40, valued at $216,000 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 108% and a risk-free interest rate of 0.45%). The options vest quarterly over three years with the first two quarter vesting after six months. In addition, during the three months ended January 31, 2014, 195,000 options were forfeited or canceled.

As of January 31, 2014, there was $237,000 of unrecognized non-cash compensation cost related to unvested options, which will be recognized over a weighted average period of 2.54 years.

For the three months ended January 31, 2014 and 2013, share-based compensation expense was $1,332,000 and $242,000, respectively. For the six months ended January 31, 2014 and 2013, share-based compensation expense was $1,421,000 and $430,000, respectively.

13.     Recent Accounting Pronouncements

No recent accounting pronouncements or other authoritative guidance have been issued that management considers likely to have a material impact on our consolidated financial statements.

14.     Subsequent Events

Subsequent to our fiscal quarter ended January 31, 2014, we received approximately $1,320,000 from the sale of 1,350,000 shares of our common stock in private placements. The shares of common stock issued were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements. We have used, and intend to continue to use, the remaining proceeds from the offering for working capital and general corporate purposes.

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

Overview

Company Overview

We are focused on developing and commercializing our proprietary antimicrobial products that provide solutions to the health and environmental challenges of pathogen and hygienic control. Our technology platform is based on patented stabilized ionic silver, and our initial products contain silver dihydrogen citrate, or SDC. SDC is a broad-spectrum, non-toxic antimicrobial agent that is manufactured as a liquid delivered in various concentrations. We currently distribute and contract the manufacture and distribution of, our SDC-based disinfecting and sanitizing products, which are registered by the Environmental Protection Agency, or EPA. We also contract manufacture and sell SDC-based formulations to manufacturers for use as a raw material ingredient in the production of personal care products. We believe our technology platform has potential application in a number of industries. We intend to focus our current resources on providing food safety solutions to the food industry.

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

PURE® Hard Surface Disinfectant and Sanitizer (Ready-to-Use)

PURE® Hard Surface is our SDC-based, patented and EPA-registered, ready-to-use hard surface disinfectant and food contact surface sanitizer. We contract manufacture both consumer and commercial versions of the product. PURE Hard Surface combines high efficacy and low toxicity with 30-second bacterial and viral kill times and 24-hour residual protection. The product completely kills resistant pathogens such as MRSA and Carbapenem-resistant Klebsiella pneumoniae (NDM-1), and effectively eliminates dangerous fungi and viruses including HIV, Hepatitis B, Hepatitis C, Norovirus, Influenza A, Avian Influenza and H1N1. It also eradicates hazardous food pathogens such as E. coli, Salmonella, Campylobacter and Listeria. PURE Hard Surface delivers broad-spectrum efficacy yet remains classified as least-toxic by the EPA. The active ingredient, SDC, has been designated as Generally Recognized as Safe, or GRAS, for use on food processing equipment, machinery and utensils.

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

On December 11, 2013, the Company entered into a five-year strategic collaboration agreement with St. Louis-based Intercon Chemical Company (ICC). The agreement consists of a multi-prong approach to accelerate the commercialization of PURE’s unique and proprietary SDC-based products. The strategic collaboration agreement provides:

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

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of January 31, 2014 we have incurred a cumulative net loss of $76,497,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of January 31, 2014, we had $236,000 in cash and cash equivalents, and $1,513,000 of current liabilities, including $629,000 in accounts payable and $676,000 in restructuring liabilities. As of January 31, 2014, we have no long-term debt. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months.

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

Revenue

We contract manufacture and sell SDC-based products for end use, and as a raw material for manufacturing use. We also license our products and technology to development and commercialization partners. Revenue is recognized when realized or realizable and earned. Any amounts received prior to satisfying revenue recognition criteria are recorded as deferred revenue.

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

Comparison of the Three Months Ended January 31, 2014 and 2013

Net Product Sales

Net product sales were $41,000 and $263,000 for the three months ended January 31, 2014 and 2013, respectively. The decrease of $222,000 was primarily attributable to sales fluctuations within our legacy customer base.

For the three months ended January 31, 2014, three individual customers each accounted for 10% or more of our net product sales. One customer accounted for 26%, another for 24%, and the other for 17%. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

For the three months ended January 31, 2013, two individual customers each accounted for 10% or more of our net product sales. One customer accounted for 73% and the other for 10%. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

Cost of Goods Sold

Cost of goods sold was $20,000 and $57,000 for the three months ended January 31, 2014 and 2013, respectively. The decrease of $37,000 was attributable to decreased net product sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 51% and 78% for the three months ended January 31, 2014 and 2013, respectively. This decrease in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the quarter ended January 31, 2013 as compared to the current quarter.

Selling, General and Administrative Expense

Selling, general and administrative expense was $1,243,000 and $1,427,000 for the three months ended January 31, 2014 and 2013, respectively. The decrease of $184,000 was primarily attributable to reductions in personnel costs and professional services.

Research and Development Expense

Research and development expense was $289,000 and $347,000 for the three months ended January 31, 2014 and 2013, respectively. The decrease of $58,000 was primarily attributable to decreases in personnel costs.

Share-Based Compensation

Share-based compensation expense was $1,332,000 and $242,000 for the three months ended January 31, 2014 and 2013, respectively. The increase of $1,090,000 is primarily due to the restricted stock units granted to employees and directors supporting our selling, general and administrative, and research and development functions (See Note 12).

Other Share-Based Expenses

Other share-based expense was $308,000 and zero for the three months ended January 31, 2014 and 2013, respectively. The increase is due to $285,000 of expense incurred from the amendment of the subscription agreements for investors who participated in the October 2013 private placements and $23,000 of expense associated with warrants issued in connection with the April 24, 2013 private placement (See Note 11).

Restructuring Expense

Restructuring expense was $70,000 and zero for the three months ended January 31, 2014 and 2014, respectively. The increase is related to a settlement agreement with a former employee. Under the terms of the agreement, we will pay $50,000 over a six-month period with payments commencing in March 2014, and issue 15,000 shares of unregistered common stock, valued at $20,000.

Change in Derivative Liability

Change in derivative liability for the three months ended January 31, 2014 and 2013 was an increase of $1,000 and a decrease of $12,000, respectively. The change is primarily due to an increase in the stock price as of January 31, 2014.

Interest Expense

Interest expense for the three months ended January 31, 2014 and 2013 was $2,000 and $1,000, respectively.

Gain on Extinguishment of Debt

Gain on extinguishment of debt for the three months ended January 31, 2014 and 2013 was $727,000 and zero respectively. The $727,000 gain is attributable to the repayment of the Promissory Note (See Note 7)

Other Income (Expense)

Other income for the three months ended January 31, 2014 was $15,000, compared to other expense of $25,000 for the three months ended January 31, 2013. The increase is primarily attributable to the vendor settlements recorded during the quarter.

Comparison of the Six Months Ended January 31, 2014 and 2013

Net Product Sales

Net product sales were $156,000 and $373,000 for the six months ended January 31, 2014 and 2013, respectively. The decrease of $217,000 was primarily attributable to sales fluctuations within our legacy customer base.

For the six months ended January 31, 2014, three individual customers each accounted for 10% or more of our net product sales. One customer accounted for 25%, another for 21%, and the other for 17%. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

For the six months ended January 31, 2013, three individual customers each accounted for 10% or more of our net product sales. One customer accounted for 51%, another for 14%, and the third for 12%. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales is as follows: 86% U.S. and 14% foreign.

Cost of Goods Sold

Cost of goods sold was $56,000 and $88,000 for the six months ended January 31, 2014 and 2013, respectively. The decrease of $32,000 was attributable to decreased net product sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 64% and 76% for the six months ended January 31, 2014 and 2013, respectively. This decrease in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the quarter ended January 31, 2013 as compared to current quarter.

Selling, General and Administrative Expense

Selling, general and administrative expense was $2,168,000 and $2,763,000 for the six months ended January 31, 2014 and 2013, respectively. The decrease of $595,000 was primarily attributable to reductions in personnel costs, professional services, and facility costs.

Research and Development Expense

Research and development expense was $502,000 and $694,000 for the six months ended January 31, 2014 and 2013, respectively. The decrease of $192,000 was primarily attributable to decreases in personnel costs and related expenses, offset by an increase in third-party research and testing activities.

Share-Based Compensation

Share-based compensation expense was $1,421,000 and $430,000 for the three months ended January 31, 2014 and 2013, respectively. The increase of $991,000 is primarily due to the restricted stock units granted to employees and directors supporting our selling, general and administrative, and research and development functions (See Note 12).

Other Share-Based Expenses

Other share-based expense was $308,000 and zero for the six months ended January 31, 2014 and 2013, respectively. The increase is due to $285,000 of expense incurred from the amendment of the subscription agreements for investors who participated in the October 2013 private placements and $23,000 of expense associated with warrants issued in connection with the April 24, 2013 private placement (See Note 11).

Restructuring Expense

Restructuring expense was $2,754,000 and zero for the six months ended January 31, 2014 and 2013, respectively. As discussed above, on August 13, 2013, Michael L. Krall, Donna Singer, and Dennis Brovarone resigned all positions respectively held by them as officers and directors of the Company and a new management team and Board were appointed. Based on the corporate governance change we incurred the following expenditures:

•	Mr. Krall and Ms. Singer received a onetime separation payment of $150,000 and $45,000, respectively; Mr. Brovarone’s received $91,000, payable in 60 monthly installments of $1,600, commencing 120 days after the separation date; Mr. Krall is entitled to receive a cash severance of $540,000 payable over an eighteen month period; Ms. Singer is entitled to receive a cash severance of $204,000 payable over a twelve month period; Mr. Krall received 850,000 unregistered shares of common stock, valued at $595,000; Ms. Singer received 300,000 unregistered shares of common stock, valued at $210,000; and Mr. Krall and Ms. Singer will continue to receive health insurance coverage over the terms of their respective severance periods. Medical and dental insurance for Mr. Krall and Ms. Singer will cost the Company $20,000 and $18,000, respectively. Per the terms of the agreements, we recorded a onetime expense of $1,782,000 related to Mr. Krall’s and Ms. Singer’s separation payments, future severance payments, unregistered stock received, and future medical and dental insurance payments. All but $7,000 due to Mr. Brovarone was accrued in prior periods for services previously provided.

•	We issued 300,000 shares of unregistered common stock to Bibicoff & McInnis for investor relations services related to the corporate restructuring, valued at $210,000.

•	We issued 250,000 shares of unregistered common stock, with a value of $175,000, for corporate finance and restructuring activities to Wulff Services Inc. Wulff Services, Inc. is primarily owned by our current Chief Financial Officer / Chief Operating Officer, Peter Wulff. In addition, Wulff Services, Inc. received a onetime payment of $75,000 related to the corporate finance and restructuring efforts.

•	We issued 300,000 shares of registered common stock, with a value of $210,000, for corporate reorganization services previously provided by the principal of Pillar Marketing Group, Inc. In addition, Pillar also received a onetime payment of $152,000 related to the reorganization efforts.

•	We incurred $73,000 in legal fees associated with the corporate finance and restructuring activities.

In addition, on January 23, 2014, we entered into a settlement agreement with a former employee. Under the terms of the agreement, we will pay $50,000 over a six-month period with payments commencing in March 2014, and issue 15,000 shares of unregistered common stock valued at $20,000.

Change in Derivative Liability

Change in derivative liability for the six months ended January 31, 2014 and 2013 was an increase of $59,000 and a decrease of $240,000, respectively. The change is due to the settlement of the derivative liability associated with the conversion feature of the Bridge Loan (See Note 9), offset by an increase in the stock price as of January 31, 2014.

Interest Expense

Interest expense for the six months ended January 31, 2014 and 2013 was $5,000 and $589,000, respectively. The decrease was primarily attributable to non-cash amortization of debt discounts related to the secured convertible promissory notes that we issued in July 2012 in connection with the Bridge Loan.

Gain on Extinguishment of Debt

Gain on extinguishment of debt for the six months ended January 31, 2014 and 2013 was $727,000 and zero respectively. The $727,000 gain is attributable to the repayment of the Promissory Note (See Note 7).

Other Income (Expense)

Other income for the six months ended January 31, 2014 was $64,000, compared to other expense of $27,000 for the six months ended January 31, 2013. The increase is primarily attributable to the sale of reserved inventory and accounts payable vendor settlements.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of January 31, 2014 we have incurred a cumulative net loss of $76,497,000.

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

On October 14 and October 16, 2013, we completed a private placement pursuant to which we sold 2,441,270 shares of our common stock. The shares were sold at a per share purchase price of $0.75 per share, resulting in approximately $1,831,000 in aggregate proceeds to the Company. After deducting fees of $49,000, the net proceeds to us were $1,782,000. In addition, between October 17, 2013 and October 31, 2013, we sold 442,667 shares of our common stock. The shares were sold at a per share purchase price of $0.75 per share, resulting in approximately $332,000 in aggregate proceeds to the Company. After deducting fees of $8,000, the net proceeds to us were $324,000. The shares of common stock issued under the private placements were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements.

During the three months ended January 31, 2014, we completed private placements pursuant to which we sold 1,611,817 shares of our common stock, resulting in approximately $1,514,000 in aggregate proceeds to the Company. After deducting fees of $13,000, the net proceeds to us were $1,501,000. The shares of common stock issued under the private placements were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements. We have used, and intend to continue to use, the remaining proceeds from the offering for working capital and general corporate purposes.

During the six months ended January 31, 2014, there were no exercises of stock options.

During the three months ended January 31, 2014, we entered into a promissory note payoff agreement with Morrison & Foerster LLP (“Morrison”). Under the payoff agreement, we paid $500,000 to Morrison to extinguish $1,227,000 in unsecured debt owed to Morrison under the note, dated January 25, 2013. We have no further obligations or liability under the note.

As of January 31, 2014, we had $236,000 in cash and cash equivalents compared to $32,000 in cash and cash equivalents as of July 31, 2013. The net increase in cash and cash equivalents was primarily attributable to proceeds from our issuance of common stock in the private placements noted above. Additionally, as of January 31, 2014, we had $1,513,000 of current liabilities, including $629,000 in accounts payable, compared to $2,153,000 of current liabilities, including $1,134,000 in accounts payable as of July 31, 2013. The net decrease in current liabilities primarily relates to the repayment of the Morrison promissory note, offset by the terms of Mr. Krall’s and Ms. Singer’s separation agreements discussed above. All future severance and medical and dental insurance liabilities for Mr. Krall, Ms. Singer, and Mr. Brovarone have been accrued and are reflected in the restructuring liability section of the consolidated balance sheets.

Subsequent to our fiscal quarter ended January 31, 2014, we received approximately $1,320,000 from the sale of 1,350,000 shares of our common stock in private placements. The shares of common stock issued were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements. We have used, and intend to continue to use, the remaining proceeds from the offering for working capital and general corporate purposes.

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

None.

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

Changes in Our Controls

There were no changes in our internal controls over financial reporting during the three months ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Related to Our Business and Industry

As a result of our historical lack of financial liquidity, we do not currently have sufficient working capital to fund our planned operations and may not be able to continue as a going concern, and, as a result, we will need to raise additional capital in the future in order to continue operating our business and developing new products and technologies, which capital may not be available on acceptable terms or at all.

Our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months. In addition the factors below raise substantial doubt about our ability to continue as a going concern.

We have a history of recurring losses, and as of January 31, 2014 we have incurred a cumulative net loss of approximately $76 million.

As of January 31, 2014, we had $236,000 in cash and cash equivalents, $1,513,000 of current liabilities, including $629,000 in accounts payable. During the quarter ended January 31, 2014, our cash outflows for operating activities and for investments in patents and fixed assets were $4.1 million. As a result, we need to raise additional capital in the future to continue operating our business and developing new products and technologies, which capital may not be available on acceptable terms, or at all.

Our capital requirements will depend on many factors, including, among others:

•	the acceptance of, and demand for, our products;

•	the timing and success of executing our business strategy;

•	our success and that of our strategic partners in developing and selling products derived from our technology;

•	the costs of further developing our existing, and developing new, products or technologies and obtaining necessary regulatory approvals;

•	the extent to which we invest in new technology, testing and product development;

•	the timing of vendor payments and the collection of receivables, among other factors affecting our working capital;

•	the exercise of outstanding options or warrants to acquire our common stock;

•	the number and timing of acquisitions and other strategic transactions in which we participate, if any; and

•	the costs associated with the continued operation, and any future growth, of our business.

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

The above circumstances, along with our history and near term forecast of incurring significant net losses and negative operating cash flows, raise substantial doubt on our ability to continue as a going concern. If we do not obtain additional capital from external sources, we will not have sufficient working capital to fund our planned operations or be able to continue as a going concern.

We have a history of losses, and we may not achieve or maintain profitability.

We had a loss of $2.5 million for the quarter ended January 31, 2014, and a loss of $1.8 million for the quarter ended January 31, 2013. As of January 31, 2014, we have incurred a cumulative net loss of approximately $76 million. Although we expect to continue to have losses in future periods, we are unable to predict the extent of our future losses or when or if we will become profitable, and it is possible we will never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

As of January 31, 2014, in addition to 25,808,128 shares of common stock issued and outstanding, we had 548,566 shares reserved for issuance under equity compensation plans for vested and unvested stock options and 5,942,500 shares reserved for issuance for vested and unvested restricted stock units. We also had 1,111,422 shares reserved for issuance on the exercise of outstanding warrants.

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

Since acquiring the rights to our SDC technology, we have encountered and likely will continue to encounter risks and difficulties associated with introducing or establishing our products in rapidly evolving markets. These risks include the following, among others:

•	we may not increase our sales to our existing customers and/or expand our customer base;

•	we may not succeed in materially penetrating markets and applications for our SDC technology;

•	our new sales and marketing strategy, which is built on our direct control of the sales and marketing of our products, may not be successful;

•	we may not be successful in obtaining any required regulatory approvals on a timely basis, or at all;

•	we or our partners and/or distributors may not establish or maintain effective marketing programs to create product awareness or brand identity;

•	our partners’ and/or distributors’ goals and objectives may not be consistent with our own;

•	we may not attract and retain key business development, technical and management personnel;

•	we may not maintain existing, or obtain new, regulatory approvals for our technology and products;

•	we may not succeed in locating strategic partners and licensees of our technology;

•	we may not effectively manage our anticipated growth, if any; and

•	we may not be able to adequately protect our intellectual property.

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

From time to time, one or a small number of our customers may represent a significant percentage of our revenue. Our three largest customers accounted for 63% of our revenue for the six months ending January 31, 2014. One customer accounted for 25%, another for 21%, and the other for 17%. Although we have agreements with many of our customers, these agreements typically do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers to significantly reduce the amount of product ordered or license fees paid, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

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

We rely on third parties to develop SDC-based products, and they may not do so successfully or diligently.

On December 11, 2013, we entered into a five-year strategic collaboration agreement with St. Louis-based Intercon Chemical Company (ICC) where we granted ICC distribution and certain development rights and rights to be the exclusive manufacture for all our SDC-based products.

We may also rely in part, on other third parties to whom we license rights to our technology to develop and commercialize products containing SDC for many of the applications for which we believe SDC-based products have, or may have, market opportunities.

Our reliance on ICC and other third parties for development activities reduces our control over these activities. In such arrangements, we have relied, and expect in the future to rely, on the third party to fund and direct product development activities and appropriate regulatory filings. Any of these third parties may not be able to successfully develop such SDC-based products due to, among other factors, a lack of capital, a lack of appropriate diligence, insufficient devotion to sales efforts, a change in the evaluation by the third party of the market potential for SDC-based products, technical failures, and poorer than expected results from testing or trial use of any products that may be developed. If the third parties on which we rely are not successful in such development activities, our business and operating results would be adversely affected.

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

We are dependent on third-party manufacturers, over whom we have limited control, to manufacture our products.

We do not have any manufacturing facilities ourselves and we currently rely on ICC to manufacture our SDC-based products and may in the future rely one or more third-party manufacturers to properly manufacture our products. We may not be able to quickly replace our manufacturing capacity if ICC is unable to manufacturer our products as a result of a fire, natural disaster (including an earthquake), equipment failure or other difficulty, or if such ICC facilities are deemed not in compliance with current “good manufacturing practices”, and the noncompliance could not be rapidly rectified. ICC is our single manufacturer for our SDC-based products and may not be replaced without significant effort and delay in production. A supply interruption or an increase in demand beyond our current manufacturer’s capabilities could harm our ability to manufacturer such products until new manufacturers are identified and qualified, which would have a significant adverse effect on our business and results. Any third-party manufacturer that we find may not match our quality standards or be able to meet customer requirements.

Additionally, our inability or reduced capacity to have our products manufactured would prevent us from successfully evaluating or commercializing our proposed products. Our dependence upon third parties for the manufacture of our products may adversely affect our profit margins and our ability to develop and deliver proposed products on a timely and competitive basis.

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

We are subject to substantial regulation related to quality standards applicable to our manufacturing and quality processes, and our partners, including our third-party manufacture, failure to comply with applicable quality standards could affect our ability to commercialize SDC products.

The EPA and other applicable U.S. and foreign government agencies regulate our and our partners’ systems and processes for including those of ICC, manufacturing SDC-based products. These regulations require that we and our partners observe “good manufacturing practices” in order to ensure product quality, safety and effectiveness. Failure by us or our partners to comply with current or future government regulations and quality assurance guidelines could lead to temporary manufacturing shutdowns, product recalls or related field actions, product shortages, and/or delays in product manufacturing, any or all of which could cause significant cost to us. Further, efficacy or safety concerns and/or manufacturing quality issues with respect to our products or those of our partners could lead to product recalls, fines, withdrawal of approvals, and/or declining sales, any or all of which could result in our failure to successfully commercialize SDC or otherwise achieve revenue growth.

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

Our manufacture, use and sale of SDC-based products may subject us to lawsuits relating to the validity and infringement of patents or other proprietary rights of third parties. Litigation may be costly and time-consuming, and could divert the attention of our management and technical personnel. If we are found to have violated the trademark, trade secret, copyright, patent or other intellectual property or proprietary rights of others, such a finding could result in the need to cease use of a trademark, trade secret, copyrighted work or patented invention in our business and our obligation to pay a substantial amount for past infringement. If the rights holders are willing to permit us to continue to use their intellectual property rights, it may be necessary for us to enter into license arrangements with unfavorable terms and pay substantial amounts in royalty and other license fees. Either having to cease use or pay such fees could prevent us, or our third-party manufacture, from manufacturing and selling our products, which could make us much less competitive in our industry and have a material adverse impact on our business, operating results and financial condition.

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

As is common in the biotechnology, food, chemical and pharmaceutical industries, we employ individuals who were previously employed at other biotechnology, food, chemical or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

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

The price and trading volume of our common stock have historically been volatile. For example, in the twelve months through January 31, 2014, the closing market price of our common stock ranged from $0.32 per share to $1.65 per share, and the monthly trading volume varied from approximately 579,000 shares to 1,971,000 shares. The market price of our common stock may continue to be volatile and could fluctuate substantially due to many factors, including, among others, the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended January 31, 2014, we completed private placements pursuant to which we sold 1,611,817 shares of our common stock, resulting in approximately $1,514,000 in aggregate proceeds to the Company. After deducting fees of $13,000, the net proceeds to us were $1,501,000. The shares of common stock issued under the private placements were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements. We have used, and intend to continue to use, the remaining proceeds from the offering for working capital and general corporate purposes.

During December 2013, the purchase price for the investors who participated in the $0.75 per share private placements was reduced to $0.70 per share in consideration for those investors agreeing to waive their registration rights they obtained when they initially invested in the Company’s securities. As a result, the investors received an additional 218,938 shares of unregistered common stock.

During the three months ended January 31, 2014, we issued 25,667 shares of unregistered common stock, valued at $31,000, to Mr. Cohee and/or his affiliates for financial advisor services pursuant to the terms of his letter agreement. The fair value of $25,000 was offset to additional paid-in capital. Mr. Cohee is a member of our Board. The shares of common stock were issued without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of the investor to the Company that he is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements.

Subsequent to our fiscal quarter ended January 31, 2014, and prior to March 7, 2014 we received approximately $1,320,000 from the sale of 1,350,000 shares of our common stock in private placements. The shares of common stock issued were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements. We have used, and intend to continue to use, the remaining proceeds from the offering for working capital and general corporate purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Reference to unregistered sales of equity securities subsequent to our fiscal quarter ended January 31, 2014 is incorporated by reference in this Item 5.

Item 6. Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

3.1	Certificate of Incorporation of Pure Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.1.1	Certificate of Amendment to Certificate of Incorporation of Pure Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.2	Bylaws of Pure Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

3.2.1	Amendment to the Bylaws of Pure Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

4.1	Form of Investor Warrant (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed with the SEC on May 22, 2009)

4.2	Form of Investor Warrant (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed with the SEC on September 2, 2009)

10.1	Form of Subscription Agreement, dated November 18, 2013 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on November 18, 2013)

10.2*	Payoff Agreement, dated as of December 18, 2013, by and between Pure Bioscience, Inc. and Morrison & Foerster LLP.

10.3*+	Strategic Collaboration Agreement, dated December 11, 2013, by and between Pure Bioscience, Inc. and Intercon Chemical Company.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at January 31, 2014 and July 31, 2013; (ii) Consolidated Statements of Operations for the three and six months ended January 31, 2014 and 2013; (iii) Consolidated Statements of Cash Flows for the six months ended January 31, 2014 and 2013; and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith.
+	This exhibit has been filed separately without redaction pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE, INC.

Date:	March 13, 2014	By:	/s/ HENRY R. LAMBERT
Henry R. Lambert, Chief Executive Officer (Principal Executive Officer)

Date:	March 13, 2014	By:	/s/ PETER C. WULFF
Peter C. Wulff, Chief Financial Officer / Chief Operating Officer
(Principal Financial and Accounting Officer)