Form 10-Q
period 2014-04-30
PURE BIOSCIENCE, INC.
filed 2014-06-10
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2014

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

As of June 6, 2014, there were 28,973,500 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

Pure Bioscience, Inc.

Form 10-Q

for the Quarterly Period Ended April 30, 2014

Item 1.	Financial Statements

Pure Bioscience, Inc.

Condensed Consolidated Balance Sheets

	April 30, 2014	July 31, 2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$416,000	$32,000
Accounts receivable, net	34,000	18,000
Inventories, net	387,000	365,000
Prepaid expenses	194,000	71,000

Total current assets	1,031,000	486,000
Property, plant and equipment, net	42,000	146,000
Patents, net	1,378,000	1,430,000

Total assets	$2,451,000	$2,062,000

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$529,000	$1,134,000
Restructuring liability	512,000	—
Note payable, current	—	368,000
Accrued liabilities	105,000	600,000
Derivative liability	10,000	51,000

Total current liabilities	1,156,000	2,153,000
Note payable, less current portion	—	887,000
Deferred rent	—	13,000

Total liabilities	1,156,000	3,053,000

Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock, $0.01 par value:
5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value:
100,000,000 shares authorized, 28,555,500 shares issued and outstanding at April 30, 2014, and 12,569,503 shares issued and outstanding at July 31, 2013	286,000	126,000
Additional paid-in capital	79,555,000	69,054,000
Accumulated deficit	(78,546,000)	(70,171,000)

Total stockholders’ equity (deficit)	1,295,000	(991,000)

Total liabilities and stockholders’ equity (deficit)	$2,451,000	$2,062,000

See accompanying notes.

Pure Bioscience, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine months ended April 30,		Three months ended April 30,
	2014	2013	2014	2013
Net product sales	$417,000	$631,000	$261,000	$258,000
Operating costs and expenses
Cost of goods sold	145,000	155,000	89,000	67,000
Selling, general and administrative	3,506,000	4,093,000	1,338,000	1,332,000
Research and development	750,000	979,000	248,000	283,000
Share-based compensation	2,191,000	583,000	770,000	153,000
Other share-based expenses	308,000	—	—	—
Restructuring costs	2,754,000	—	—	—

Total operating costs and expenses	9,654,000	5,810,000	2,445,000	1,835,000

Loss from operations	(9,237,000)	(5,179,000)	(2,184,000)	(1,577,000)
Other income (expense)
Change in derivative liability	(56,000)	270,000	3,000	30,000
Interest expense, net	(7,000)	(591,000)	(2,000)	(2,000)
Gain on extinguishment of debt	727,000	—	—	—
Other income (expense), net	198,000	(12,000)	134,000	15,000

Total other income (expense)	862,000	(333,000)	135,000	43,000

Net loss	$(8,375,000)	$(5,512,000)	$(2,049,000)	$(1,534,000)

Basic and diluted net loss per share	$(0.34)	$(0.53)	$(0.07)	$(0.14)

Shares used in computing basic and diluted net loss per share	24,479,959	10,310,721	27,864,746	11,255,833

See accompanying notes.

Pure Bioscience, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended April 30,
	2014	2013
Operating activities
Net loss	$(8,375,000)	$(5,512,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,191,000	583,000
Stock issued under severance agreements	825,000	—
Stock issued to investors to amend subscription agreements	285,000	—
Fair value of penalty warrants issued	23,000	—
Gain on extinguishment of debt	(727,000)	—
Gain on fixed asset sale	(7,000)	—
Amortization of stock issued for services	657,000	184,000
Troubled debt restructuring loss	—	25,000
Stock issued for services	25,000	—
Warrant issued for services	121,000	—
Depreciation and amortization	196,000	236,000
Amortization of deferred financing costs	—	215,000
Change in fair value of derivative liability	56,000	(270,000)
Amortization of debt discount	—	371,000
Changes in operating assets and liabilities:
Accounts receivable	(16,000)	71,000
Inventories	(22,000)	80,000
Prepaid expenses	(10,000)	(2,000)
Accounts payable and accrued liabilities	(588,000)	487,000
Deferred rent	(13,000)	12,000

Net cash used in operating activities	(5,379,000)	(3,520,000)

Investing activities
Investment in patents	(79,000)	(191,000)
Proceeds from on sale of fixed assets	66,000	—
Purchases of property, plant and equipment	(21,000)	(12,000)

Net cash used in investing activities	(34,000)	(203,000)

Financing activities
Net proceeds from the sale of common stock	6,162,000	4,611,000
Net proceeds from the exercise of warrants	163,000	—
Payment of Bridge Loan	—	(1,333,000)
Payment on note payable	(528,000)	(22,000)

Net cash provided by financing activities	5,797,000	3,256,000

Net increase (decrease) in cash and cash equivalents	384,000	(467,000)
Cash and cash equivalents at beginning of period	32,000	877,000

Cash and cash equivalents at end of period	$416,000	$410,000

Supplemental disclosure of cash flow information
Cash paid for taxes	$4,000	$—
Supplemental disclosure of non-cash investing and financing activities
Common stock issued for prepaid services	$175,000	$160,000
Common stock issued in connection with financing	$376,000	$—
Settlement of warrant liability	$97,000	$—

During the nine months ended April 30, 2013, we recorded a reduction of approximately $1,519,000 in accounts payable in exchange for a note payable of $1,125,000, accrued interest of $174,000, and warrants valued at $245,000, with a resulting $25,000 restructuring loss.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information pursuant to the instructions to Form 10-Q and Article 10/Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2014 are not necessarily indicative of the results that may be expected for other quarters or the year ending July 31, 2014. The July 31, 2013 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in our Annual Report on Form 10-K. For more complete information, these unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended July 31, 2013 included in our Annual Report on Form 10-K covering such period filed with the Securities and Exchange Commission, or SEC, on October 24, 2013.

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

In October 2013, we appointed three additional members to the Board; Dr. David Theno, Jr., Craig Culver and William Otis. On April 9, 2014, Craig Culver resigned from the Board. The Board now consists of five members who provide professional experience in business and finance; food science and food safety; and foodservice and food manufacturing.

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

During the three months ended April 30, 2014, we entered into an asset purchase agreement with ICC. Based on the terms of the agreement we received approximately $58,000 for our manufacturing assets. The assets were sold at book value. As a result, no gain was recorded.

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

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of April 30, 2014, we have incurred a cumulative net loss of $78,546,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of April 30, 2014, we had $416,000 in cash and cash equivalents, and $1,156,000 of current liabilities, including $529,000 in accounts payable and $512,000 in restructuring liabilities. As of April 30, 2014, we have no long-term debt. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months.

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

3. Net Loss Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Our diluted net loss per common share is the same as our basic net loss per common share because we incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an anti-dilutive effect. As of April 30, 2014 and 2013, the number of shares issuable upon the exercise of stock options, the vesting of restricted stock units, and the exercise of warrants, none of which are included in the computation of basic net loss per common share, was 6,406,128 and 1,854,000, respectively.

4. Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments. For the three and nine months ended April 30, 2014 and 2013, our comprehensive loss consisted only of net loss.

5. Inventory

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Inventories consist of the following:

	April 30, 2014	July 31, 2013
Raw materials	$68,000	$70,000
Finished goods	319,000	295,000

	$387,000	$365,000

During the fiscal year ended July 31, 2013, we established an inventory reserve for $347,000. The majority of the reserve related to components such as, plastic bottles, spray triggers, miscellaneous plastics, and numerous corrugated cardboard configurations.

During the nine months ended April 30, 2014, we received $20,000 from the sale of inventory which was previously reserved during the fiscal year ended July 31, 2013. The $20,000 gain is reflected in the other income (expense) section of the consolidated statement of operations.

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

During the nine months ended April 30, 2014, the Company expensed approximately $1,859,000, related to the Employee Settlement and the Purchase, Severance, and Release Agreements for Mr. Krall, Ms. Singer, and Mr. Brovarone. Approximately $512,000 remains payable under the severance agreements and is included in the accrued restructuring liability section of the condensed consolidated balance sheets as of April 30, 2014.

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

During the nine months ended April 30, 2014, we entered into a Promissory Note Payoff Agreement (“Payoff Agreement”) with Morrison. Under the Payoff Agreement, we paid $500,000 in cash to Morrison to extinguish $1,227,000 in unsecured debt owed to Morrison under the Note, dated January 25, 2013. We have no further obligations or liability under the Note. As a result of the Payoff Agreement, we recorded a gain of $727,000 that is reflected in the other income (expense) section of the consolidated statement of operations.

During the nine months ended April 30, 2014, prior to the Payoff Agreement, we paid $28,000 under the terms of the Note.

8. Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the nine months ended April 30, 2014 and 2013, no impairment of long-lived assets was indicated or recorded.

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

We recorded the fair value of the warrants issued in connection with the Bridge Loan as a warrant liability due to anti-dilution provisions requiring the strike price of the warrants to be adjusted if we subsequently issue common stock at a lower stock price. The Company revalues the warrants as of the end of each reporting period. The fair value of the warrants at April 30, 2014 and July 31, 2013 was $10,000 and $51,000, respectively. The change in fair value of the warrant liability for the three and nine months ended April 30, 2014 was a decrease of $3,000, and an increase of $56,000, respectively, which was recorded as a change in derivative liability in the consolidated statement of operations.

During the nine months ended April 30, 2014, there were net exercises on an aggregate of 122,711 of the warrants issued in connection with the Bridge Loan, which resulted in the issuance of 100,662 shares of our common stock. As these warrants were net exercised, as permitted under the respective warrant agreements, we did not receive any cash proceeds. The warrants were revalued as of the settlement dates, and the change in fair value was recognized to earnings. The Company also recognized a reduction in the warrant liability based on the fair value as of the settlement date for the warrants exercised, with a corresponding increase in additional paid-in capital. As of April 30, 2014, there are 9,709 warrants outstanding issued in connection with the Bridge Loan.

The estimated fair value of the derivative liability was computed using a Monte Carlo option pricing model based the following assumptions:

	April 30, 2014	July 31, 2013
Volatility	154.7%	144.5%
Risk-free interest rate	0.98%	0.97%
Dividend yield	0.0%	0.0%
Expected life	2.7 years	3.4 years

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

The following table provides a reconciliation of the beginning and ending balances of the derivative liabilities for the nine months ended April 30, 2014:

	Warrant Liability	Conversion Feature Liability	Total
Balance at July 31, 2012	$286,000	$33,000	$319,000
Issuances	—	—	—
Settlement of conversion feature liability	—	(33,000)	(33,000)
Adjustments to estimated fair value	(235,000)	—	(235,000)

Balance at July 31, 2013	$51,000	$—	$51,000
Issuances	—	—	—
Settlement of warrant liability	(97,000)	—	(97,000)
Adjustments to estimated fair value	56,000	—	56,000

Balance at April 30, 2014	$10,000	$—	$10,000

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

During the three months ended April 30, 2014, we completed private placements pursuant to which we sold 1,575,000 shares of our common stock, resulting in approximately $1,545,000 in aggregate gross proceeds to the Company. After deducting fees of $47,000, the net proceeds to us were $1,498,000. The shares of common stock issued under the private placements were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements. We have used, and intend to continue to use, the remaining proceeds from the offering for working capital and general corporate purposes.

Corporate Governance Restructuring Activity

The following transactions occurred on August 13, 2013:

•	We entered into a two-year service agreement with Pillar Marketing Group, Inc. for general advisory services with respect to corporate finance and capital raising activities, merger and acquisition transactions, and other related endeavors. Per the agreement with Pillar we issued 250,000 shares of unregistered common stock, with a value of $175,000. The value was capitalized to prepaid expense and is being amortized over the term of the agreement. During the three and nine months ended April 30, 2014, we recognized $21,000 and $62,000, respectively, of expense related to these services. We also issued 300,000 shares of registered common stock to the principal of Pillar for certain corporate reorganization services, valued at $210,000. Pillar also received a onetime payment of $150,000 for certain corporate reorganization activities previously provided. The fair value of the stock issued and the onetime payment was expensed to restructuring costs.

•	We issued 300,000 shares of unregistered common stock to Bibicoff & McInnis for investor relations services related to restructuring activities, valued at $210,000. On issuance, the $210,000 was expensed to restructuring costs.

•	We issued 250,000 shares of unregistered common stock, with a value of $175,000, for corporate finance and restructuring activities to Wulff Services, Inc. Wulff Services, Inc. is primarily owned by our current Chief Financial Officer / Chief Operation Officer, Peter C. Wulff. In addition, Wulff Services, Inc. received a onetime payment of $75,000 related to the corporate finance and restructuring efforts. The fair value of the stock issued and the onetime payment was expensed to restructuring costs.

•	We issued 300,000 shares of common stock, with a value of $210,000, to Donna Singer, per Ms. Singer’s separation agreement, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act. Ms. Singer was the Company’s Executive Vice President and served as a member of the Board. Additionally, as part of this issuance, we granted certain registration rights with respect to the shares issued to Ms. Singer. On issuance, the $210,000 was expensed to restructuring costs.

•	We issued 850,000 shares of common stock, with a value of $595,000, to Michael L. Krall, per Mr. Krall’s separation agreement, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act. Mr. Krall was the Company’s Chief Executive Officer and served as a member of the Board. Additionally, as part of this issuance, we granted certain registration rights with respect to the shares issued to Mr. Krall. On issuance, the $595,000 was expensed restructuring costs.

Warrants

During the three months ended April 30, 2014, we issued 100,000 warrants in exchange for investor relations services, valued at $121,000 (based on the Black-Scholes Option Pricing Model, assuming no dividend yield, volatility of 154.07% and a risk free interest rate of 0.79%). The warrants vest immediately and were expensed on issuance. The warrants were classified as equity instruments because they do not contain any anti-dilution provisions.

During the nine months ended April 30, 2014, we received $163,000 from the exercise of a warrant to purchase 250,000 shares of our common stock.

In addition, during the nine months ended April 30, 2014, there were net exercises on an aggregate of 122,711 warrants, which resulted in the issuance of 100,662 shares of our common stock. As these warrants were net exercised, as permitted under the respective warrant agreements, we did not receive any cash proceeds.

Other Activity

During the nine months ended April 30, 2014, we paid approximately $159,000, and issued 415,643 shares of unregistered common stock, to Gary Cohee and/or his affiliates for investor relations and financial advisor services, valued at $376,000, pursuant to the terms of the director service agreement with Mr. Cohee. The amounts paid and the fair value of the stock issued were offset to additional paid-in capital. Mr. Cohee is a member of our Board.

During the nine months ended April 30, 2014, we issued 1,145,000 shares of common stock to employees for restricted stock units that vested, based on performance and service conditions (See Note 12), and issued 15,000 shares of unregistered common stock to a former employee, valued at $20,000 (See Note 6).

During March 2014, we entered into a Settlement Agreement with a former director. Under the terms of the settlement agreement we issued 20,000 shares of common stock, valued at $25,000 for services previously provided.

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

On April 17 and April 24, 2013, we completed the initial and second closings of a private placement pursuant to which we sold an aggregate of 1,000,000 shares of our common stock and warrants to purchase an aggregate of 500,000 shares of our common stock. The shares were sold at a per share purchase price of $0.40, resulting in approximately $400,000 in aggregate proceeds to us. The warrants have a term of three years from the initial exercise date, become exercisable six months after the date of issuance, and have an exercise price of $0.65 per share. We determined that the warrants issued in connection with this private placement were equity instruments and did not represent derivative instruments. For the warrants issued in connection with the initial closing on April 17th, a fair value of $119,000 was estimated for the warrants using the Black-Sholes valuation method using a volatility of 140.63%, an interest rate of 0.44% and a dividend yield of zero. For the warrants issued in connection with the second closing on April 24th, a fair value of $100,000 was estimated for the warrants using the Black-Sholes valuation method using a volatility of 140.75%, an interest rate of 0.43% and a dividend yield of zero. As part of this financing, the Company granted certain registration rights, under which the Company agreed to file a registration statement covering the resale of the shares of common stock sold in this financing, as well as those shares issuable upon exercise of the warrant. In the event that we have not filed to register for resale the shares and warrant shares issued as part of the April 24, 2013 private placement, within 45 days of the closing date, the Company will issue 100 warrant shares for each day that such filing is not completed, not to exceed 18,000 warrant shares. The shares of common stock issued in the private placement and the warrant issued in the private placement were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it is purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements. As of April 30, 2014, the shares and warrant shares, issued in connection with the April 24, 2013 private placement, have not been registered for resale. As a result, the private placement participant received the entire 18,000 warrant shares as of April 30, 2014. The expense associated with the warrants was $23,000 and is included in the other share-based expenses section of the consolidated statement of operations.

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

On April 9, 2014, Mr. Culver resigned from our board of directors. There were no disagreements between Mr. Culver and the Company relative to his resignation. As a result, Mr. Culver’s 200,000 RSU award was canceled and $59,000 of pre-vest expense associated with the RSU award was reversed.

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

During the three and nine months ended April 30, 2014, 1,057,500, and 1,145,000, restricted stock units vested, respectively, based on performance conditions, that were satisfied during the period. Of the RSUs awarded during the nine months ended April 30, 2014, we currently expect 3,787,500 to vest. As of April 30, 2014, there was $5,022,000 of unrecognized non-cash compensation cost related to the RSUs, which will be recognized over a weighted average period of 1.75 years.

During the nine months ended April 30, 2014, we issued options to purchase 300,000 shares of our common stock to key employees, at an exercise price of $1.40, and valued the options based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 108% and a risk-free interest rate of 0.45%. The options vest quarterly over three years with the first two quarter vesting after six months. In addition, during the nine months ended April 30, 2014, 202,000 options were forfeited or canceled.

As of April 30, 2014, there was $194,000 of unrecognized non-cash compensation cost related to unvested options, which will be recognized over a weighted average period of 2.56 years.

For the three months ended April 30, 2014 and 2013, share-based compensation expense was $770,000 and $153,000, respectively. For the nine months ended April 30, 2014 and 2013, share-based compensation expense was $2,191,000 and $583,000, respectively.

13. Recent Accounting Pronouncements

No recent accounting pronouncements or other authoritative guidance have been issued that management considers likely to have a material impact on our consolidated financial statements.

14. Subsequent Events

Subsequent to our fiscal quarter ended April 30, 2014, we received approximately $150,000 from the sale of 150,000 shares of our common stock in private placements. The shares of common stock issued were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements. We have used, and intend to continue to use, the remaining proceeds from the offering for working capital and general corporate purposes.

In addition, we received $174,200 from the exercise of a warrant to purchase 268,000 shares of common stock issued in connection with the April 24, 2013 private placement (See Note 11).

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

Axen® 30 (Ready-to-Use)

Axen® 30 is our patented and EPA-registered hard surface disinfectant and is a predecessor ready-to-use product to PURE® Hard Surface. Axen30 is currently sold on a limited basis by distributors under their respective private labels and which we intend to phase out.

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

In October 2013, we appointed three additional members to the Board; Dr. David Theno, Jr., Craig Culver and William Otis. On April 9, 2014, Craig Culver resigned from the Board. There were no disagreements between Mr. Culver and the Company relative to his resignation. The Board now consists of five members who provide professional experience in business and finance; food science and food safety; and foodservice and food manufacturing

On December 11, 2013, the Company entered into a five-year strategic collaboration agreement with St. Louis-based Intercon Chemical Company (ICC). The agreement consists of a multi-prong approach to accelerate the commercialization of PURE’s unique and proprietary SDC-based products. The strategic collaboration agreement provides:

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

During the three months ended April 30, 2014, we entered into an asset purchase agreement with ICC. Based on the terms of the agreement we received approximately $58,000 for our manufacturing assets. The assets were sold at book value. As a result, no gain was recorded.

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

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of April 30, 2014 we have incurred a cumulative net loss of $78,546,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of April 30, 2014, we had $416,000 in cash and cash equivalents, and $1,156,000 of current liabilities, including $529,000 in accounts payable and $512,000 in restructuring liabilities. As of April 30, 2014, we have no long-term debt. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months.

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

Comparison of the Three Months Ended April 30, 2014 and 2013

Net Product Sales

Net product sales were $261,000 and $258,000 for the three months ended April 30, 2014 and 2013, respectively. The increase of $3,000 was primarily attributable to sales fluctuations within our legacy customer base.

For the three months ended April 30, 2014, one individual customers each accounted for 72% or more of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

For the three months ended April 30, 2013, two individual customers each accounted for 10% or more of our net product sales. One customer accounted for 64% and the other for 10%. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

Cost of Goods Sold

Cost of goods sold was $89,000 and $67,000 for the three months ended April 30, 2014 and 2013, respectively. The increase of $22,000 was attributable to increased net product sales of low margin product and minimal periodic inventory adjustments.

Gross margin as a percentage of net product sales, or gross margin percentage, was 66% and 74% for the three months ended April 30, 2014 and 2013, respectively. This decrease in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the quarter ended April 30, 2013 as compared to the current quarter.

Selling, General and Administrative Expense

Selling, general and administrative expense was $1,338,000 and $1,332,000 for the three months ended April 30, 2014 and 2013, respectively. The increase of $6,000 was primarily attributable to increased board of director and professional service fees, offset by reductions in personnel and facility costs.

Research and Development Expense

Research and development expense was $248,000 and $283,000 for the three months ended April 30, 2014 and 2013, respectively. The decrease of $35,000 was primarily attributable to decreases in personnel costs.

Share-Based Compensation

Share-based compensation expense was $770,000 and $153,000 for the three months ended April 30, 2014 and 2013, respectively. The increase of $617,000 is primarily due to the restricted stock units granted to employees and directors supporting our selling, general and administrative, and research and development functions (See Note 12).

Change in Derivative Liability

Change in derivative liability for the three months ended April 30, 2014 and 2013 was a decrease of $3,000 and $30,000, respectively. The change is primarily due to a decrease in the underlying warrants outstanding.

Interest Expense

Interest expense for the three months ended April 30, 2014 and 2013 was $2,000 and $2,000, respectively.

Other Income (Expense)

Other income for the three months ended April 30, 2014 was $134,000, compared to $15,000 for the three months ended April 30, 2013. The increase of $119,000 is primarily attributable to the vendor settlements recorded during the quarter.

Comparison of the Nine Months Ended April 30, 2014 and 2013

Net Product Sales

Net product sales were $417,000 and $631,000 for the nine months ended April 30, 2014 and 2013, respectively. The decrease of $214,000 was primarily attributable to sales fluctuations within our legacy customer base.

For the nine months ended April 30, 2014, two individual customers each accounted for 10% or more of our net product sales. One customer accounted for 54%, and the other for 14%. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

For the nine months ended April, 2013, two individual customers each accounted for 10% or more of our net product sales. One customer accounted for 56%, and the other for 11%. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales is as follows: 100% U.S.

Cost of Goods Sold

Cost of goods sold was $145,000 and $155,000 for the nine months ended April 30, 2014 and 2013, respectively. The decrease of $10,000 was attributable to decreased net product sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 65% and 75% for the nine months ended April 30, 2014 and 2013, respectively. This decrease in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the prior year as compared to current year.

Selling, General and Administrative Expense

Selling, general and administrative expense was $3,506,000 and $4,093,000 for the nine months ended April 30, 2014 and 2013, respectively. The decrease of $587,000 was primarily attributable to reductions in personnel costs, professional services, and facility costs.

Research and Development Expense

Research and development expense was $750,000 and $979,000 for the nine months ended April 30, 2014 and 2013, respectively. The decrease of $229,000 was primarily attributable to decreases in personnel costs and related expenses, offset by an increase in third-party research and testing activities.

Share-Based Compensation

Share-based compensation expense was $2,191,000 and $583,000 for the nine months ended April 30, 2014 and 2013, respectively. The increase of $1,608,000 is primarily due to the restricted stock units granted to employees and directors supporting our selling, general and administrative, and research and development functions (See Note 12).

Other Share-Based Expenses

Other share-based expense was $308,000 and zero for the nine months ended April 30, 2014 and 2013, respectively. The increase is due to $285,000 of expense incurred from the amendment of the subscription agreements for investors who participated in the October 2013 private placements and $23,000 of expense associated with warrants issued in connection with the April 24, 2013 private placement (See Note 11).

Restructuring Costs

Restructuring expense was $2,754,000 and zero for the nine months ended April 30, 2014 and 2013, respectively. As discussed above, on August 13, 2013, Michael L. Krall, Donna Singer, and Dennis Brovarone resigned all positions respectively held by them as officers and directors of the Company and a new management team and Board were appointed. Based on the corporate governance change we incurred the following expenditures:

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

Change in Derivative Liability

Change in derivative liability for the nine months ended April 30, 2014 and 2013 was an increase of $56,000 and a decrease of $270,000, respectively. The change is due to the settlement of the derivative liability associated with the conversion feature of the Bridge Loan (See Note 9), offset by an increase in the stock price as of April 30, 2014.

Interest Expense

Interest expense for the nine months ended April 30, 2014 and 2013 was $7,000 and $591,000, respectively. The decrease was primarily attributable to non-cash amortization of debt discounts related to the secured convertible promissory notes that we issued in July 2012 in connection with the Bridge Loan.

Gain on Extinguishment of Debt

Gain on extinguishment of debt for the nine months ended April 30, 2014 and 2013 was $727,000 and zero respectively. The $727,000 gain is attributable to the repayment of the Promissory Note (See Note 7)

Other Income (Expense)

Other income for the nine months ended April 30, 2014 was $198,000 compared to other expense of $12,000 for the nine months ended April 30, 2013. The increase is primarily attributable to the sale of reserved inventory and accounts payable vendor settlements.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of April 30, 2014 we have incurred a cumulative net loss of $78,546,000.

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

During the three months ended April 30, 2014, we completed private placements pursuant to which we sold 1,575,000 shares of our common stock, resulting in approximately $1,545,000 in aggregate gross proceeds to the Company. After deducting fees of $47,000, the net proceeds to us were $1,498,000. The shares of common stock issued under the private placements were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in

Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements. We have used, and intend to continue to use, the remaining proceeds from the offering for working capital and general corporate purposes.

During the nine months ended April 30, 2014, there were no exercises of stock options.

During the three months ended January 31, 2014, we entered into a promissory note payoff agreement with Morrison & Foerster LLP (“Morrison”). Under the payoff agreement, we paid $500,000 to Morrison to extinguish $1,227,000 in unsecured debt owed to Morrison under the note, dated January 25, 2013. We have no further obligations or liability under the note.

As of April 30, 2014, we had $416,000 in cash and cash equivalents compared to $32,000 in cash and cash equivalents as of July 31, 2013. The net increase in cash and cash equivalents was primarily attributable to proceeds from our issuance of common stock in the private placements noted above. Additionally, as of April 30, 2014, we had $1,156,000 of current liabilities, including $529,000 in accounts payable, compared to $2,153,000 of current liabilities, including $1,134,000 in accounts payable as of July 31, 2013. The net decrease in current liabilities primarily relates to the repayment of the Morrison promissory note, offset by the terms of Mr. Krall’s and Ms. Singer’s separation agreements discussed above. All future severance and medical and dental insurance liabilities for Mr. Krall, Ms. Singer, and Mr. Brovarone have been accrued and are reflected in the restructuring liability section of the consolidated balance sheets.

Subsequent to our fiscal quarter ended April 30, 2014, we received approximately $150,000 from the sale of 150,000 shares of our common stock in private placements. The shares of common stock issued were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements. We have used, and intend to continue to use, the remaining proceeds from the offering for working capital and general corporate purposes.

In addition, we received $174,200 from the exercise of a warrant to purchase 268,000 shares of common stock issued in connection with the April 24, 2013 private placement (See Note 11).

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

Changes in Our Controls

There were no changes in our internal controls over financial reporting during the three months ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months. In addition, factors below raise substantial doubt about our ability to continue as a going concern.

We have a history of recurring losses, and as of April 30, 2014, we have incurred a cumulative net loss of approximately $79 million.

As of April 30, 2014, we had $416,000 in cash and cash equivalents, $1,156,000 of current liabilities, including $529,000 in accounts payable. During the quarter ended April 30, 2014, our cash outflows for operating activities and for investments in patents and fixed assets were $5.4 million. As a result, we need to raise additional capital in the future to continue operating our business and developing new products and technologies, which capital may not be available on acceptable terms or at all.

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

We had a loss of $2.1 million for the quarter ended April 30, 2014, and a loss of $1.5 million for the quarter ended April 30, 2013. As of April 30, 2014, we have incurred a cumulative net loss of approximately $79 million. Although we expect to continue to have losses in future periods, we are unable to predict the extent of our future losses or when or if we will become profitable, and it is possible we will never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

As of April 30, 2014, in addition to 28,555,500 shares of common stock issued and outstanding, we had 541,718 shares reserved for issuance under equity compensation plans for vested and unvested stock options and 4,685,000 shares reserved for issuance for vested and unvested restricted stock units. We also had 1,179,410 shares reserved for issuance on the exercise of outstanding warrants.

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

From time to time, one or a small number of our customers may represent a significant percentage of our revenue. Our two largest customers accounted for 68% of our revenue for the nine months ending April 30, 2014. One customer accounted for 54%, and the other for 14%. Although we have agreements with many of our customers, these agreements typically do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers to significantly reduce the amount of product ordered or license fees paid, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

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

The EPA and other applicable U.S. and foreign government agencies regulate our and our partners’ systems and processes, including those of ICC, for manufacturing SDC-based products. These regulations require that we and our partners observe “good manufacturing practices” in order to ensure product quality, safety and effectiveness. Failure by us or our partners to comply with current or future government regulations and quality assurance guidelines could lead to temporary manufacturing shutdowns, product recalls or related field actions, product shortages, and/or delays in product manufacturing, any or all of which could cause significant cost to us. Further, efficacy or safety concerns and/or manufacturing quality issues with respect to our products or those of our partners could lead to product recalls, fines, withdrawal of approvals, and/or declining sales, any or all of which could result in our failure to successfully commercialize SDC or otherwise achieve revenue growth.

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

In October 2013, we appointed three additional members to the Board: Dr. David Theno, Jr., Craig Culver and William Otis.

On April 9, 2014, Mr. Culver resigned from our Board. There were no disagreements between Mr. Culver and the Company relative to his resignation.

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

On August 13, 2013, Michael L. Krall, Donna Singer, and Dennis Brovarone resigned as members of the Board. Subsequently on September 10, 2013, the Board appointed Henry R. Lambert to serve as Chief Executive Officer and a member of the Board. In October 2013, the Board appointed three additional members to the Board: Dr. David Theno, Craig Culver and Bill Otis. On April 9, 2014, Mr. Culver resigned from our Board. Following such resignations and appointments, the Board consists of five directors, three of whom are independent within the meaning of SEC rules.

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

The price and trading volume of our common stock have historically been volatile. For example, in the twelve months through April 30, 2014, the closing market price of our common stock ranged from $0.32 per share to $1.65 per share, and the monthly trading volume varied from approximately 579,000 shares to 1,085,000 shares. The market price of our common stock may continue to be volatile and could fluctuate substantially due to many factors, including, among others, the following:

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

During the three months ended April 30, 2014, we completed private placements pursuant to which we sold 1,575,000 shares of our common stock, resulting in approximately $1,545,000 in aggregate gross proceeds to the Company. After deducting fees of $47,000, the net proceeds to us were $1,498,000. The shares of common stock issued under the private placements were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements. We have used, and intend to continue to use, the remaining proceeds from the offering for working capital and general corporate purposes.

During the three months ended April 30, 2014, we paid approximately $48,000, and issued 67,500 shares of unregistered common stock, valued at $93,000, to Mr. Cohee and/or his affiliates for financial advisor services pursuant to the terms of his letter agreement. The amounts paid and the fair value of the stock issued were offset to additional paid-in capital. Mr. Cohee is a member of our Board. The shares of common stock were issued without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of the investor to the Company that he is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements.

Subsequent to our fiscal quarter ended April 30, 2014, and prior to June 10, 2014, we received approximately $150,000 from the sale of 150,000 shares of our common stock in private placements. The shares of common stock issued were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements. We have used, and intend to continue to use, the remaining proceeds from the offering for working capital and general corporate purposes.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Reference to unregistered sales of equity securities subsequent to our fiscal quarter ended April 30, 2014 is incorporated by reference in this Item 5.

Item 6.	Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

3.1	Certificate of Incorporation of Pure Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.1.1	Certificate of Amendment to Certificate of Incorporation of Pure Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.2	Bylaws of Pure Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

3.2.1	Amendment to the Bylaws of Pure Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

4.1	Form of Investor Warrant (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed with the SEC on May 22, 2009)

4.2	Form of Investor Warrant (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed with the SEC on September 2, 2009)

10.1	Form of Subscription Agreement, (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on April 29, 2014)

10.2*	Amendment to Director Agreement dated as of April 24, 2014, between Pure Bioscience, Inc. and Gary Cohee

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at April 30, 2014 and July 31, 2013; (ii) Consolidated Statements of Operations for the three and nine months ended April 30, 2014 and 2013; (iii) Consolidated Statements of Cash Flows for the nine months ended April 30, 2014 and 2013; and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE, INC.

Date:	June 10, 2014	By:	/s/ HENRY R. LAMBERT
Henry R. Lambert, Chief Executive Officer (Principal Executive Officer)

Date:	June 10, 2014	By:	/s/ PETER C. WULFF
Peter C. Wulff, Chief Financial Officer / Chief Operating Officer
(Principal Financial and Accounting Officer)