Form 10-K
period 2014-07-31
PURE BIOSCIENCE, INC.
filed 2014-10-28
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates, as of the last day of the registrant’s second quarter, was approximately $34,538,000 (computed on the basis of the closing price of the common stock on the OTCQB Bulletin Board on January 31, 2014).

As of October 28, 2014, there were 39,780,965 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

Other Information

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “PURE” and the “Company” refer to PURE Bioscience, Inc., a Delaware corporation, and its subsidiary, on a consolidated basis, unless otherwise stated.

i

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by words such as “if,” “shall,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” or the negative of these terms and other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. Additionally, statements concerning future matters such as our business strategy, development of new products, sales levels, expense levels, cash flows, future commercial and financing matters, future partnering opportunities and other statements regarding matters that are not historical are forward-looking statements.

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

PART I

Item 1.  Business

We are focused on developing and commercializing our proprietary antimicrobial products primarily in the food safety arena that provide solutions to the health and environmental challenges of pathogen and hygienic control. Our technology platform is based on patented stabilized ionic silver, and our initial products contain silver dihydrogen citrate, or SDC. SDC is a broad-spectrum, non-toxic antimicrobial agent, which offers 24-hour residual protection and formulates well with other compounds. As a platform technology, SDC is distinguished from existing products in the marketplace because of its superior efficacy, reduced toxicity and the inability of bacteria to form a resistance to it. SDC is manufactured as a liquid delivered in various concentrations. We currently manufacture and distribute SDC-based disinfecting and sanitizing products, which are registered by the Environmental Protection Agency, or EPA. We also manufacture and sell SDC-based formulations to manufacturers for use as a raw material ingredient in the production of personal care products. We believe our technology platform has potential application in a number of industries. We intend to focus our current resources on providing food safety solutions to the food industry.

Recent Corporate Developments

New Board of Directors and Management Team

On August 13, 2013, the following managerial and corporate governance changes occurred to create a new Board of Directors, or Board, and management team:

•	Michael L. Krall, Donna Singer, and Dennis Brovarone resigned as members of the Board;

•	Michael L. Krall, Donna Singer, and Dennis Atchley resigned all positions respectively held by them as officers of the Company;

•	Dave J. Pfanzelter was appointed by the Board to be the Chairman of the Board;

•	Dave J. Pfanzelter was appointed by the Board to serve as Interim Chief Executive Officer;

•	Gary D. Cohee was appointed by the Board to serve as a member of the Board; and

•	Peter C. Wulff was appointed by the Board to serve as Chief Financial Officer, Chief Operating Officer, and Corporate Secretary.

On July 22, 2013, Jon Carbone and Paul Maier resigned as directors of the Company and as members of the Audit and Compensation Committees.

On September 10, 2013, the Board appointed Henry R. Lambert to serve as Chief Executive Officer and a member of the Board. In connection with the hiring of Henry R. Lambert to serve as our Chief Executive Officer, Dave J. Pfanzelter resigned his position as our Interim Chief Executive Officer. Mr. Pfanzelter continues to render significant services to us and continues to serve as our Chairman of the Board.

In October 2013, we appointed three additional members to the Board; Dr. David Theno, Jr., Craig Culver and William Otis. On April 9, 2014, Craig Culver resigned from the Board. There were no disagreements between Mr. Culver and the Company relative to his resignation.

On October 24, 2014, we appointed Tom Y. Lee, CPA, to the Board. The Board now consists of six members who provide professional experience in business and finance; food science and food safety; foodservice and food manufacturing; and distribution.

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

Our near-term focus is to drive customer adoption in the food industry by addressing food safety risks across the supply chain in order to prevent or mitigate food contamination and/or the potential for food-borne illness with a specific customer focus in foodservice operators, food processors and food manufacturers.

Additionally, we will, on a limited basis, seek to license and/or collaborate with strategic business partners who have the demonstrated relevant experience and resources necessary to commercialize our SDC technology platform in their industries which have a high need for pathogen and hygiene control.

Technology Platform

The foundation of our technology platform is a proprietary electrochemical process that allows us to generate ionized silver in the presence of organic acid. This process creates a solution containing stabilized ionic silver that can function as an antimicrobial. Our current products all contain SDC, which is produced by ionizing silver in citric acid. SDC is a natural, non-toxic, non-caustic, colorless, odorless antimicrobial agent, which offers 24-hour residual protection, and that formulates well with other compounds. We believe that SDC is distinguished from other products in the marketplace because of its fast acting and superior efficacy against bacteria, viruses and fungi and its beneficial toxicity profile. We have also produced ionic silver-based molecular entities using other organic acids, and we believe these compounds may provide a platform for future product development.

Business Strategy

Our goal is to become a sustainable company by commercializing our proprietary technology platform to deliver leading antimicrobial products through our sales and marketing efforts focused as a food safety solution in the food industry and through licensing and distribution collaborations for other industrial applications.

Key aspects of our new business strategy include:

•	Expanding sales and distribution for our products into the food industry with a focus on a dual track of food safety market opportunities:

•	Hard Surface and Food Contact Surface Disinfectant - commercialize the current EPA registered PURE Hard Surface disinfectant and sanitizer for use in foodservice operations and food manufacturing.

•	Direct Food Contact - commercialize, subject to both FDA and USDA approval, the use of SDC as a food processing and intervention aid for food processors for treating poultry, produce, beef and pork.

•	Establishing strategic alliances to maximize the commercial potential of our technology platform;

•	Developing additional proprietary products and applications; and

•	Protecting and enhancing our intellectual property.

In addition to our current products addressing food safety, we seek to leverage our technology platform through licensing and distribution collaborations to develop new products and enter into new markets that could potentially generate multiple sources of revenue.

Recent Corporate Accomplishments

Since the leadership change in August 2013, the Company reports meaningful progress has been made and continues to be made in implementing its new business strategy:

•	PURE has developed a new customer pipeline of more than 25 national food companies in various stages of evaluating and testing SDC-based products in their operations:

•	In-field testing results of SDC-based products to-date have shown 90% to 200% superiority in both level and speed of pathogen kill compared with incumbent chemical sanitization products.

•	We have secured initial commercial pilot orders from 7 U.S. food processors, with customer rollout plans in development.

•	We completed in-store testing with SUBWAY® Restaurants, a national brand quick serve restaurant, at 650 of its locations, confirming multiple outstanding prior testing results, where SDC-based products have continually been demonstrated to provide superior safety and efficacy. We are developing a phased system-wide sales rollout in the U.S. with SUBWAY®.

•	PURE initiated a new development project for the application of SDC as a direct food contact processing aid and / or intervention for poultry, produce and meats:

•	We believe that the estimated potential addressable U.S. market opportunity for this new direct food contact processing aid exceeds $1.0 billion for all three categories.

•	We submitted Food Contact Notification (FCN) to the FDA in July 2014 for Salmonella reduction in processing of raw poultry.

•	We submitted Food Contact Notification (FCN) to the FDA in October 2014 for Salmonella, E. coli and Listeria reduction in the processing of produce.

•	We initiated pilot testing in September 2014 for the use of SDC as a processing aid for beef and pork. FCN submission expected by early 2015.

•	In December 2013, PURE implemented a five-year strategic collaboration agreement with Intercon Chemical Company (“ICC”) to out-source manufacturing and supply chain of SDC-based products and establish distribution, which had the following benefits:

•	Allowed for reduction of non-core operating activities and working capital; reduced facility occupancy costs by approximately 60% and reduced associated production and warehouse personnel.

•	Provided increased manufacturing capacity for anticipated future SDC-based product market demand.

•	Provided potential future royalty income for SDC-based products sold through ICC’s institutional cleaning and sanitation distribution channel.

•	In December 2013, PURE executed a three-year non-exclusive distribution agreement with Brenntag Specialties, Inc., an industry and market leading specialty chemical company, to continue to distribute SDC-based antimicrobial SILVÉRION® 2400 as an active ingredient or preservative for use in personal care products.

•	PURE has raised over $14.5 million in private equity placements to initiate and fund our growth strategy, including a $7.9 million equity placement completed in August 2014, which provides more than 12 months of working capital. (See “Liquidity and Capital Resources” in Item 7 of this Annual Report).

•	PURE has eliminated long-term debt and reduced total adjusted liabilities.

Products

We manufacture and sell (i) SDC-based products for end use, (ii) products preserved with SDC and (iii) SDC as a raw material ingredient for manufacturing use. Our current products are as follows:

Product Name	Product Use	EPA Registration
PURE Complete Solution:
PURE® Hard Surface	Disinfectant and sanitizer	SDC3A
PURE Multi-Purpose Cleaner Concentrate	Cleaner	Not applicable
PURE Multi-Purpose Hi-Foam Cleaner Concentrate	Cleaner	Not applicable
Axen® 30(1)	Disinfectant	Axen30
Axenohl®	Raw material ingredient	Axenohl
Silvérion®	Raw material ingredient	Not applicable

  (1)  We intend to phase out Axen® 30

PURE Complete Solution

Our PURE Complete Solution is comprised of PURE® Hard Surface and concentrated cleaning products that were launched as companion products to PURE® Hard Surface. The PURE Complete Solution offers a comprehensive, cost-effective and user-friendly cleaning, disinfecting and sanitizing product line to end-users including our targeted foodservice, food manufacturing and food processing customers. We can also target this product line to hospital and medical care facilities; janitorial service providers and the distributors that supply them.

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

PURE Multi-Purpose Hi-Foam Cleaner Concentrate (End-User Dilutable)

PURE® Multi-Purpose Hi-Foam Cleaner is an environmentally responsible, professional strength high foam forming cleaning product that is protected by SDC. SDC ensures the quality and safety of PURE Multi-Purpose Hi-Foam Cleaner without human or environmental exposure to toxic chemical preservatives. PURE Multi-Purpose Hi-Foam Cleaner is non-toxic and non-flammable and contains no EDTA, phosphates, ammonia or bleach as well as no VOCs or NPEs. PURE Multi-Purpose Hi-Foam Cleaner provides high foam cleaning in a concentrate formula that yields a 1:50 use dilution that is safe for use on stainless steel equipment, resilient floors, walls and painted surfaces.

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

The EPA registration for SDC3A also claims 24-hour residual protection against bacteria.

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

U.S. Regulatory Approval of SDC as a Direct Food Contact Processing Aid

Poultry Processing Aid

On July 11, 2014, we submitted a Food Contact Notification (FCN) to the U.S. Food and Drug Administration (FDA) for SDC as an online reprocessing (OLR) antimicrobial for raw poultry processing.

Data submitted as part of the Company’s FCN showed that, in testing conducted by Dr. James Marsden at Kansas State University, SDC achieved an average reduction in Salmonella of 2.75 log10 CFU/cm2 when applied as an OLR spray and 6.28 log10 CFU/cm2 when combined with an immersion chilling process simulating current U.S. industry practices.

•	The importance of this data indicates that the use of SDC antimicrobial solution in poultry processing has the potential to enable plants to achieve non-detectable Salmonella levels post-chill process.

•	Additionally, a sensory evaluation of SDC showed no difference in color, appearance or odor in treated poultry. The Company believes that these test results exceed current U.S. industry best practices. In addition, given the non-toxic properties of SDC, the Company believes there are safety benefits for users, production line personnel and the surrounding environment.

•	SDC offers a highly effective alternative to hazardous and difficult to blend chemicals currently used as OLR treatments in raw poultry processing.

•	SDC is a significant improvement over current processing practices. The product is:

•	Easier to handle and dilute

•	Non-corrosive to processing equipment

•	Does not create noxious fumes

•	The Company believes that poultry processors will also benefit from the highly stable solution, ease of use and improved worker safety.

Produce Processing Aid

On October 7, 2014, the Company submitted a Food Contact Notification (FCN) to the FDA for SDC as an produce processing aid.

Data submitted as part of the Company’s FCN for produce showed that, in testing conducted by Dr. James Marsden at Kansas State University, SDC achieved average reductions in up to 2.36 log10 CFU/cm2 when applied alone as a spray and up to 3.10 log10 CFU/cm2 when combined with chlorine wash, simulating current processing practices. Sensory evaluations of produce treated with SDC indicated no difference in color, appearance or odor to untreated controls; and SDC had no effect on the nutritional composition of the produce.

Currently, produce processors target achieving only a 1 log10 CFU/cm2 reduction per intervention treatment. Data suggests that by incorporating SDC, processors can improve their results 100-fold with only one step. This represents a significant advantage to produce processors as well as improvement to the safety of processed produce going to the consumer.

Other Processing Aids under Development

The Company is developing the use of SDC as an intervention in the processing of beef and pork. Subject to successful pilot testing results, the Company intends to submit for both FDA and USDA approval. In addition, the Company may identify other food processing opportunities for SDC.

FDA and USDA Approval Process

The FDA’s FCN Program ensures the safety of Food Contact Substances (FCS) used in food processing and packaging.

•	The FCN review period is 120 days from filing, after which, if there are no concerns from the FDA, the FCN automatically becomes effective.

•	An FCN is considered to be proprietary as it applies only to the specific product and manufacturer or supplier identified in the FCN.

•	Upon the FDA’s granting of the FCN, PURE will immediately submit the FCN to the Food Safety and Inspection Service (FSIS) of the USDA for a new technology review.

•	As part of the FSIS review process, PURE will conduct three in-plant process validation and optimization trials with the authorization of the USDA.

•	After completion of the three in-plant validation trials, PURE expects the USDA to issue a “Letter of No Objection” and list SDC as an OLR poultry processing aid in Attachment 1 of FSIS Directive 7120.1, Safe and Suitable Ingredients Used in the Production of Meat and Poultry Products.

•	Subject to receipt of both FDA and USDA approval PURE will begin commercialization of SDC in Q1 2015 for use in poultry processing.

Intellectual Property

Our policy is to pursue patents, pursue trademarks, maintain trade secrets and use other means to protect our technology, inventions and improvements that are commercially important to the development of our business.

We have applied for U.S. and foreign patent protection for our SDC technology. Currently, we own twelve U.S. issued patents. Approximately twenty-six patents have been issued outside of the U.S. and we own approximately ten patents pending around the world. The expiration dates for our ten U.S. issued patents begin in 2018 and end in 2030. In September 2013, we decided to abandon pending and issued patents in non-strategic international territories. Future patent prosecution and defense efforts are intended primarily for North America, Europe, Asia and Mexico.

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

We also rely on confidentiality and nondisclosure agreements with our employees, customers, consultants, advisors, licensees and potential partners to protect our technology, intellectual property and other proprietary property. Pursuant to the foregoing and for other reasons, we face the risk that our competitors may acquire information which we consider to be proprietary, that such parties may breach such agreements or that such agreements will be inadequate or unenforceable.

Further, we own the registered trademarks or pending trademark applications for PURE Bioscience®, Powered by SDC Ag+®, PURE®, Axenohl®, Axen®, Silvérion®, Nutripure®, Elderguard®, and Critterguard®. In addition, we have applications for other trademarks pending around the world, which may or may not be granted. In the last year, we allowed the marks Kinderguard®, Cruise Control®, and Staphacide® to go abandoned, as they were no longer in line with our food safety business strategy.

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

Silver Dihydrogen Citrate is a Stabilized Silver Ion Complex

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

SDC can kill microorganisms at both the extracellular and intracellular levels. SDC attracts bacteria because the citric acid is recognized by the organism as a food source. SDC easily enters the microorganism through membrane transport proteins. Once inside the organism, SDC binds to DNA and intracellular proteins causing irreversible damage to the DNA and protein structure. Metabolic and reproductive functions halt, and the organism dies. SDC can also act on an organism’s outer membrane. Silver ions are highly attracted to sulfur-containing thiol groups found in metabolic and structural proteins bound to the membrane surface. SDC targets these critical proteins and destroys their structure. This disruption of the organism’s membrane function and integrity lysis the membrane and the organism dies.

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

SDC is manufactured through a “zero waste” process in which no byproducts or environmental effluent are created.

Research and Development

We recognize the importance of innovation to our long-term success. A key aspect of our business strategy is to leverage our technology platform to develop additional proprietary products and applications. We are focused on the development of end use products and raw material formulations derived from our technology platform. We conduct our primary research and development activities in-house and use third-party laboratories to conduct independent testing. We also engage development partners to perform research and development activities at their own expense for specific products and processes using SDC. Amounts spent on research and development activities during the fiscal years ended July 31, 2014 and 2013 were $1,032,000 and $1,169,000, respectively.

We have developed several new SDC-based products, including a dilutable sanitizer and virucide. In addition, we may continue to develop or may develop with strategic partners various other SDC-based product candidates including a dilutable food contact surface sanitizer, hard surface disinfecting and skin cleansing wipes, formulations for industrial biofilm control, high level disinfectants, agriculture treatments, food processing aids, food additives and preservatives as well as medical products.

U.S. Food Safety Market Overview

U.S. Incidence and Cost of Foodborne Illness

In the U.S., the CDC estimated in 2011 that foodborne illnesses affect over 48 million people annually, causing 128,000 hospitalizations and 3,000 fatalities. The CDC estimates that more than 9 million of these foodborne illnesses are attributed to major pathogens. According to FoodNet, a collaborative project among FSIS, CDC, and the FDA to identify, control, and prevent foodborne disease hazards, foodborne illnesses continue to exceed national food safety goals and remain a public health problem in the U.S.

The CDC identified that produce is responsible for approximately 46% of foodborne illnesses caused by pathogens while poultry is responsible for more deaths than any other food commodity. This indicates that the greatest need for improvement in pathogen control efforts is in produce and poultry processing.

Among the top pathogens contributing to foodborne illness in the U.S. is Norovirus, Salmonella, Campylobacter, Staphylococcus, Shiga toxin–producing Escherichia coli and Listeria. Salmonella is the leading cause of hospitalization, followed by Norovirus, and is the leading cause of deaths related to foodborne illness.

According to an Ohio State University study published in the Journal of Food Protection, completed by Dr. Scharff, a consumer science professor, foodborne illness poses a $77.7 billion economic burden in the United States annually. This cost estimate includes health related costs associated medical costs, productivity losses, mortality, and pain and suffering. The study noted that excluding the estimated costs for pain and suffering that health related costs exceeded $51 billion. The study does not include costs to the food industry, including reduced consumer confidence, reduced brand value, product recall costs, and litigation, nor does it include the cost to public health agencies, local, state, and federal, that respond to illnesses and outbreaks.

In addition, the study cited Salmonella as the most costly pathogen with an economic burden estimated to be in excess of $11 billion primarily due to its high incidence and mortality rate.

Increased Regulatory Requirements in the U.S.

The increasing trend of reported foodborne illness over the last decade has resulted in heightened awareness by various government agencies, national media and social media outlets affecting consumer confidence and elevating federal and state regulatory scrutiny.

In 2011, the Food Safety Modernization Act was passed by the U.S. Congress, resulting in increased regulatory requirements for preventive controls, verification and validation of food safety plans by food processors. Additionally, in December 2013 the Food Safety and Inspection Service (FSIS) of the USDA, announced its Salmonella Action Plan (SAP), which is focused on identifying solutions to reduce the incidence of Salmonella in meat and poultry. The Company believes that the implementation of the SAP will increase the need for new, effective interventions to assist in reducing the incidence of Salmonella in meat and poultry.

Positioning of SDC-based Products as a Food Safety Solution

The statistics of the U.S. public health problems attributed to pathogens in the food supply chain demonstrate the increasing need for more effective, efficient and safer interventions. The Company believes the U.S. food industry continues to use toxic chemicals as processing aids or interventions during food processing operations for which pathogens are becoming increasingly resistant and rendering current interventions less efficacious. Most of these chemicals carry various warning labels for their toxicity characteristics and negatively affect safety of processing plant personnel, plant operating equipment and the plant environment and its surroundings.

Among the chemicals in current use are: peracetic acid, acidified sodium chlorite (ASC), ozone, trisodium phosphate, cetylpyridinium chloride (CPC), organic acid rinses (lactic acid), hypobromous acid and chlorine dioxide. Some of these chemicals can be difficult to work with as a processing aid as they may require heating to become effective or are difficult to mix and stabilize prior to use. Certain of these chemicals are only specific for processing aid use to treat against specific pathogens on only certain foods. In addition, some of these chemicals can produce noxious fumes that over time have been linked to upper respiratory illness and typically require in-plant decontamination of their effluence.

Several large and established corporations currently supply these chemicals and also provide other related food safety services such as environmental sanitation programs and food safety consultation and audit services.

The Company believes that SDC as a natural product based on its proprietary silver-ion, which is stabilized in a citric acid solution, is well positioned as a new and disruptive technology. Given its broad spectrum antimicrobial efficacy and non-toxic properties, SDC provides significant improvements over current chemical interventions that the Company believes strengthens food safety practices for eliminating various pathogens present during food processing operations.

Pilot poultry processing studies showed that SDC achieved an average reduction in Salmonella of 2.75 log10 CFU/cm2 when applied as an OLR spray and 6.28 log10 CFU/cm2 when combined with an immersion chilling process simulating current U.S. industry practices. This data indicates that the use of SDC in poultry processing has the potential to achieve non-detectable Salmonella levels.

Pilot produce processing studies showed that SDC achieved average reductions up to 2.36 log10 CFU/cm2 when applied alone as a spray and up to 3.10 log10 CFU/cm2 when combined with chlorine wash, simulating current processing practices.

Currently, produce processors hope to achieve only a 1 log10 CFU/cm2 reduction per intervention treatment. This data suggests that by incorporating SDC, produce processors can improve their results 100-fold with only one step.

Sensory evaluations of both poultry and produce treated with SDC indicated no difference in color, appearance or odor to untreated controls; and SDC had no effect on the nutritional composition of either poultry or produce.

The Company believes that SDC is a significant improvement over current processing chemicals because the product is:

•	More effective in reducing or eliminating pathogens

•	Easier to handle and dilute

•	Non-corrosive to processing equipment

•	Non-toxic whereby it does not create noxious fumes or other detrimental environmental effluence

The Company believes that the performance and characteristics of SDC represent as a significant advantage to food processors and provides significant improvement to the safety of processed foods going to consumers.

Sales and Marketing

Overview

A critical aspect of our business strategy is to leverage the industry experience of our internal sales force and management team in order to maximize the commercial potential of our technology platform in the food industry. During 2013 and 2014, we strengthened our internal sales and marketing capability by adding to our team experienced food industry sales professionals and our chief executive officer and board members who have significant food industry management experience.

According to the CDC, FDA and other food industry sources, food contamination and food borne illnesses have been increasing. We believe our focus on food safety is addressing a significant need to provide safe non-toxic and effective solutions to mitigate the increase of food contamination and food borne illnesses. We believe our products can be used effectively to prevent or mitigate the risk of food contaminants in various stages of the food supply chain. Our current sales and marketing efforts include demonstrating our SDC products’ effectiveness as a hard surface disinfectant and sanitizer for:

1.	Foodservice operators – such as food preparation and cooking surfaces; consumer eating and common areas; and drink and ice dispensers.

2.	Food manufacturers and processors – such as food production and transportation equipment.

We intend to expand our market penetration in the food industry based on future product development and regulatory efforts to offer our SDC technology as a direct food contact processing aid where it is applied as a spray wash for poultry, produce and beef and pork as an intervention to prevent, reduce or eliminate various food-borne pathogens.

Our sales team is actively developing customer relationships with certain segments of foodservice operators, food processors and food manufacturers. Due to both the technical nature of our products and existence of established brands, the sales cycle to secure a new customer is long and unpredictable. We have recently conducted numerous successful product evaluation trials and comparative testing of our SDC-based products with prospective customers, which we believe in will result in future revenue. We believe our products provide superior pathogen and hygiene control performance characteristics as compared with legacy chemical products, which also have higher toxicity profiles than our SDC-based products.

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

Sales Concentration

Net product sales were $550,000 and $820,000 for the years ended July 31, 2014 and 2013, respectively. For the year ended July 31, 2014, two customers accounted for 66% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S. For the year ended July 31, 2013, three customers accounted for 69% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 86% U.S. and 14% foreign.

From time to time, one or a small number of our customers may represent a significant percentage of our revenue. Our two largest customers accounted for 66% of our revenue for the fiscal year ended July 31, 2014. One customer accounted for 51%, and the other for 15%. Although we have agreements with many of our customers, these agreements typically do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers to significantly reduce the amount of product ordered or license fees paid, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

Competition

The markets for SDC, our SDC-based products and each of their potential applications are highly competitive. We have a number of competitors that vary in size, scope and breadth of products offered. Such competitors include some of the largest global corporations, and most of our competitors have significantly greater financial resources than we do. We expect to face additional competition from other competitors in the future.

Because SDC is a new antimicrobial technology to the food industry, our success will depend, in part, upon our ability to achieve a share of our target markets at the expense of established and future products. Even where SDC may have technological competitive advantages over competing products, we, our partners or our distributors, will need to invest significant resources in order to attempt to displace traditional technologies sold by, what are in many cases, well-known industry leaders.

Manufacturing

On December 11, 2013, the Company entered into a five-year strategic collaboration agreement with St. Louis-based Intercon Chemical Company (ICC). The agreement consists of a multi-prong approach to accelerate the commercialization of PURE’s unique and proprietary SDC-based products. The strategic collaboration agreement provides:

•	ICC licenses from PURE its patents and technology know-how for the exclusive manufacture of our SDC-based products.

•	ICC will invest in plant improvements to allow for expanded SDC production.

•	ICC’s R&D team will collaborate on SDC product line development.

•	ICC licenses the distribution rights for SDC-based products into its core businesses of institutional cleaning and sanitation products.

•	ICC will also develop a new initiative focused on US hospital, healthcare and medical facilities.

•	PURE earns royalty income on SDC-products sold by ICC and its affiliates.

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

Requirements Imposed by the FDA and USDA

Various laws and regulations have been enacted by federal, state, local and foreign jurisdictions regulating certain products we anticipate manufacturing and selling for controlling microbial growth on foods. In the United States, these requirements generally are administered by the FDA. However, the U.S. Department of Agriculture and EPA also may share in regulatory jurisdiction of antimicrobials applied directly to food as it pertains to poultry and meats.

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

We currently hold a registration from Health Canada for our disinfectant product. A third-party distributor holds a registration for our disinfectant products in South Africa. Other third-party distributors are actively pursuing registrations for our disinfectant products in various Asian markets. Additionally, an opinion has been granted under the Scientific Committee on Consumer Products to sell SDC in the European Union for use in cosmetics, which includes personal care products.

Employees

As of October 28, 2014, we employed 12 regular full-time employees. We believe that we have been successful in attracting skilled and experienced personnel, but competition for personnel is intense and there can be no assurance that we will be able to attract and retain qualified personnel in the future. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

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

We had a loss of $11.1 million for the fiscal year ended July 31, 2014, and a loss of $7.7 million for the fiscal year ended July 31, 2013. As of July 31, 2014, we have incurred a cumulative net loss of approximately $81 million. Although we expect to continue to have losses in future periods, we are unable to predict the extent of our future losses or when or if we will become profitable, and it is possible we will never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

None of our existing agreements, including with Subway, contain provisions that guarantee us any minimum revenues. If the penetration into the marketplace of silver dihydrogen citrate, or SDC, and SDC-based products is unsuccessful, revenue growth is slower than anticipated or operating expenses exceed expectations, it may take an unforeseen period of time to achieve or maintain profitability and we may never achieve or maintain profitability. Slower than anticipated revenue growth could force us to reduce research, testing, development and marketing of our technologies, and/or force us to reduce the size and scope of our operations, to sell or license our technologies to third parties, or to cease operations altogether.

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

As of October 28, 2014, we have 50,569,632 shares of common stock issued and outstanding or reserved for issuance. Shares reserved for issuance include shares under equity compensation plans, vested and unvested options, warrants, and unvested restricted stock units. Our current authorized capital stock is limited to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Any increase in our authorized capital stock would require the approval of a majority of our shareholders as well as the approval of our Board of Directors. If we were unable to increase our authorized capital stock for any reason, our ability to raise additional capital through the issuance of equity or convertible debt would be severely compromised and we may be unable to obtain equity or convertible debt capital at all.

Raising additional funds by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

We expect that we will need to increase our liquidity and capital resources in future periods. We have a history of raising funds through offerings of our common stock, and we may in the future raise additional funds through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements. To the extent that we raise additional capital by issuing equity securities, our stockholders’ ownership will be diluted. Additionally, any debt financing we obtain may involve covenants that restrict our operations. These restrictive covenants may include, among other things, limitations on borrowing, specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens on our assets, pay dividends on or redeem our capital stock or make investments. In addition, if we raise funds through collaboration and licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to us or relinquish potentially valuable rights to our products or proprietary technologies. We may be required in future collaborations to relinquish all or a portion of our sales and marketing rights with respect to our products or license intellectual property that enable licensees to develop competing products in order to complete any such transaction.

As a result of the reverse stock split that we effected on August 14, 2012, the number of our outstanding shares of common stock was reduced at a ratio of one-for-eight, while the number of our authorized shares of common and preferred stock did not change. Accordingly, our authorized common stock remains 100,000,000 shares. In addition to capital raising activities, other possible business and financial uses for our authorized common stock include, without limitation, future stock splits, acquiring other companies, businesses or products in exchange for shares of common stock, issuing shares of our common stock to partners in connection with strategic alliances, attracting and retaining employees by the issuance of additional securities under our various equity compensation plans, satisfying any debt we may have by issuing equity securities, or other transactions and corporate purposes that our Board of Directors, or Board, deems are in our best interest. Additionally, shares of common stock could be used for anti-takeover purposes or to delay or prevent changes in control or management of the Company. For example, without further stockholder approval, our Board could approve the sale of shares of common stock in a private transaction to purchasers who may oppose a takeover or favor our current Board. We cannot provide assurances that any issuances of common stock will be consummated on favorable terms or at all, that they will enhance stockholder value, or that they will not adversely affect our business or the trading price of our common stock.

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

As of July 31, 2014, in addition to 29,394,940 shares of common stock issued and outstanding, we had 462,343 shares reserved for issuance under equity compensation plans for vested and unvested stock options and 4,825,000 shares reserved for issuance for vested and unvested restricted stock units. We also had 849,012 shares reserved for issuance on the exercise of outstanding warrants.

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

From time to time, one or a small number of our customers may represent a significant percentage of our revenue. Our two largest customers accounted for 66% of our revenue for the fiscal year ended July 31, 2014. One customer accounted for 51%, and the other for 15%. Although we have agreements with many of our customers, these agreements typically do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers to significantly reduce the amount of product ordered or license fees paid, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

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

We have limited experience in the sales, marketing and distribution of our products. While we previously relied primarily on product distribution arrangements and/or sales and marketing services provided by third parties, we have now developed and obtained registration by the Environmental Protection Agency, or EPA, of our proprietary brand, PURE® Hard Surface disinfectant and food contact surface sanitizer, and have resumed direct control of our sales of this product through a restructuring of our sales strategy and operations. Our new sales and marketing strategy requires that we enact various operational changes in our business, including making significant investments in our own sales and marketing organization. We intend to market and sell our PURE® Hard Surface and related SDC-based products into consumer, commercial and institutional markets through both traditional and alternative distribution channels. Additionally, Subway has agreed to make the Pure Hard Surface disinfectant available in its franchised locations in the U.S; however, we cannot assure you whether any franchisees will choose to purchase and use the product.

We have commenced the launch of a multi-channel national sales program, which involves our development of an internal team of industry sales experts to manage each of our key channels and our deployment of contract sales representatives within each of those channels. Our current sales, distribution and marketing strategies and programs may not be successful, and we may not be able to establish the sales, marketing, and distribution capabilities necessary to directly control and manage these aspects of our operations. If we are not able to successfully sell, market and distribute these products directly, we may seek to establish product distribution arrangements with third parties, which may not be available on terms acceptable to us, if at all.

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

In addition to its use on hard surfaces, we are pursuing potential applications of our SDC technology as a broad-spectrum antimicrobial for use as a direct food contact processing aid where it is applied as a wash for produce, meat and poultry as an intervention to prevent or kill various food-borne pathogens. Any product that may be developed in these fields may be delayed or may never achieve regulatory approval or be commercialized. Delays in achieving regulatory approvals for particular applications of our products could significantly impact our product development costs. If indications are commercialized, we may not receive a share of future revenues that provides an adequate return on our historical or future investment.

We are dependent on third-party manufacturers, over whom we have limited control, to manufacture our products.

We do not have any manufacturing facilities ourselves and we currently rely on ICC to manufacture our SDC-based products and may in the future rely one or more third-party manufacturers to properly manufacture our products. We may not be able to quickly replace our manufacturing capacity if ICC is unable to manufacturer our products as a result of a fire, natural disaster (including an earthquake), equipment failure or other difficulty, or if such ICC facilities are deemed not in compliance with current “good manufacturing practices,” and the noncompliance could not be rapidly rectified. ICC is our single manufacturer for our SDC-based products and may not be replaced without significant effort and delay in production. A supply interruption or an increase in demand beyond our current manufacturer’s capabilities could harm our ability to manufacturer such products until new manufacturers are identified and qualified, which would have a significant adverse effect on our business and results. Any third-party manufacturer that we find may not match our quality standards or be able to meet customer requirements.

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

Our publicly filed reports are reviewed from time to time by the SEC, and any significant changes or amendments required as a result of any such review may result in material liability to us and may have a material adverse impact on the trading price of our common stock.

The reports and other securities filings of publicly traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements. The SEC is required, pursuant to the Sarbanes-Oxley Act of 2002, to undertake a comprehensive review of a company’s reports at least once every three years, although an SEC review may be initiated at any time. While we believe that our previously filed SEC reports comply, and we intend that all future reports will comply, in all material respects with the published rules and regulations of the SEC, we could be required to modify, amend or reformulate information contained in our filings as a result of any SEC review. Any modification, amendment or reformulation of information contained in such reports could be significant and result in material liability to us and have a material adverse impact on the trading price of our common stock.

If we are unable to build and integrate our new management team, our business could be harmed.

As previously announced on our Form 8-K filed with the SEC on August 20, 2013 and as described elsewhere in this Report, on August 13, 2013, Michael L. Krall, Donna Singer, and Dennis Atchley resigned all positions respectively held by them as officers of the Company and as members of the Board. Mr. Krall previously served as our Chief Executive Officer and interim Chief Financial Officer and on the Board. Ms. Singer served as our Executive Vice President and as a member of the Board and Mr. Atchley served as Corporate Secretary. Simultaneously with the resignations, Dave J. Pfanzelter was appointed by the Board to serve as Interim Chief Executive Officer and Chairman of the Board, Peter C. Wulff was appointed by the Board to serve as Chief Financial Officer, Chief Operating Officer, and Corporate Secretary and Gary D. Cohee was appointed by the Board to serve as a member of the Board.

On September 10, 2013, the Board appointed Henry R. Lambert to serve as Chief Executive Officer and a member of the Board. In connection with the hiring of Henry R. Lambert to serve as our Chief Executive Officer, Dave J. Pfanzelter resigned his position as our Interim Chief Executive Officer, but continues to serve as a member of the Board.

In October 2013, we appointed three additional members to the Board: Dr. David Theno, Jr., Craig Culver and William Otis.

On April 9, 2014, Mr. Culver resigned from our Board. There were no disagreements between Mr. Culver and the Company relative to his resignation.

On October 24, 2014, we appointed Tom Y. Lee, CPA, to the Board.

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

To successfully meet our objectives, we must attract and retain highly qualified business development and bioengineering personnel with specialized skill sets focused on the industries in which we compete, or intend to compete. Competition for qualified business development and bioengineering personnel can be intense. Our ability to meet our business development objectives will depend in part on our ability to recruit, train and retain top quality people with advanced skills who understand our technology and business. In addition, it takes time for our new personnel to become productive and to learn our business. If we are unable to hire or retain qualified business development and bioengineering personnel, it will be difficult for us to sell our products or to license our technology or to achieve or maintain regulatory approvals, and we may experience a shortfall in revenue and not achieve our anticipated, or any, growth.

We have recently had significant changes to the composition of our Board of Directors.

On August 13, 2013, Michael L. Krall, Donna Singer, and Dennis Brovarone resigned as members of the Board. Subsequently on September 10, 2013, the Board appointed Henry R. Lambert to serve as Chief Executive Officer and a member of the Board. In October 2013, the Board appointed three additional members to the Board: Dr. David Theno, Craig Culver and Bill Otis. On April 9, 2014, Mr. Culver resigned from our Board. On October 24, 2014, we appointed Tom Y. Lee, CPA, to the Board. Following such resignations and appointments, the Board consists of six directors, three of whom are independent within the meaning of the applicable listing standards of the NYSE MKT.

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

At July 31, 2014, we had federal and California tax net operating loss carry-forwards of approximately $83.6 million and $71.8 million, respectively. Utilization of these net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred, including with respect to our recent private placements, or that could occur in the future, as required by Section 382 of the Internal Revenue Code as well as similar state provisions. These ownership changes may limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the

Internal Revenue Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since our formation, we have raised capital through the issuance of capital stock on several occasions (both before and after our initial public offering in 1996) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future based upon subsequent disposition. While we believe that we have not experienced an ownership change, the pertinent tax rules related thereto are complex and subject to varying interpretations, and thus the applicable taxing authorities may take an alternative position.

Our current federal tax loss carry-forwards began expiring in the year ended July 31, 2011 and, unless previously utilized, will completely expire in the year ending July 31, 2034. The balance of our current federal net operating loss carry-forwards will expire between July 31, 2019 and July 31, 2034. Our California tax loss carry-forwards will begin to expire in the year ending July 31, 2015, and will completely expire in the year ending July 31, 2034. If we are unable to earn sufficient profits to utilize the carry-forwards by these dates, they will no longer be available to offset future profits, if any.

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

Legal protections of our intellectual property and proprietary rights afford only limited protection. For instance, we currently own twelve U.S. patents related to our SDC technology. The lives of these patents, and any patents that we may obtain in the future, are not indefinite, and the value to us of some or all of our patents may be limited by their terms. Further, although we have a number of U.S. and international patent applications pending, some or all of those applications may not result in issued patents, and the intellectual property claims therein would be unprotected. Additionally, obtaining and maintaining patent protection depends on our compliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements. Furthermore, the patent positions of bioscience companies can be highly uncertain and often involve complex legal, scientific and factual questions, and, therefore, we cannot predict with certainty whether we will be able to ultimately enforce our patents or other intellectual property rights. Third parties may challenge, invalidate or circumvent our patents and patent applications relating to our products, product candidates and technologies. In addition, our patent positions might not protect us against competitors with similar products or technologies because competing products or technologies may not infringe our patents.

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

The price and trading volume of our common stock have historically been volatile. For example, in the twelve months through July 31, 2014, the closing market price of our common stock ranged from $0.50 per share to $1.65 per share, and the monthly trading volume varied from approximately 573,000 shares to 3,603,000 shares. The market price of our common stock may continue to be volatile and could fluctuate substantially due to many factors, including, among others, the following:

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

Certain provisions of our charter and bylaws may delay or frustrate the removal of incumbent directors and may prevent or delay a merger, tender offer, or proxy contest involving us that is not approved by our Board, even if such events may be beneficial to the interests of stockholders. For example, our Board, without stockholder approval, has the authority and power to authorize the issuance of up to 5,000,000 shares of preferred stock and such preferred stock could have voting or conversion rights that could adversely affect the voting power of the holders of our common stock. Further, the one-for-eight reverse stock split of our outstanding common stock that we effected on August 14, 2012 has increased the proportion of unissued and authorized common shares to issued and outstanding common shares, which could allow our Board to issue large numbers of additional shares of our common stock that could significantly reduce the voting power of our current stockholders. In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may discourage, delay or prevent certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our charter documents may make it more difficult for stockholders or potential acquirers to initiate actions that are opposed by our then-current board of directors, including delaying or impeding a merger, tender offer, or proxy contest or other change of control transaction involving the Company. Any delay or prevention of a change of control transaction could cause stockholders to lose a substantial premium over the then-current market price of their shares.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We lease a facility in El Cajon, California covering a total of approximately 7,400 square feet. This is our only facility and it includes our corporate offices, research and development laboratory and warehouse. Our current lease on this facility expires in December 2016.

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

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information About Our Common Stock

Our common stock is approved for quotation on the OTC Markets’ OTCQB marketplace under the symbol “PURE.” The OTC QB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTC QB securities are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to the national stock exchanges and any prices quoted may not be a reliable indication of the value of our common stock. On May 17, 2013 our common stock was delisted from The NASDAQ Capital Market and began trading on the OTCQB Marketplace under the ticker symbol “PURE.”

On October 24, 2014, the closing price of our common stock reported on the OTCQB was $1.10 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices of our common stock, as reported on the OTCQB. All per share information of our common stock has been adjusted to reflect the application of the reverse stock that we effected on August 14, 2012.

	High	Low
Year Ended July 31, 2014
First Quarter	$1.70	$0.45
Second Quarter	$1.57	$1.02
Third Quarter	$1.51	$1.01
Fourth Quarter	$1.20	$0.95

	High	Low
Year Ended July 31, 2013
First Quarter	$3.57	$0.90
Second Quarter	$1.25	$0.61
Third Quarter	$0.86	$0.48
Fourth Quarter	$0.60	$0.22

Holders

As of October 24, 2014, we had approximately 112 holders of record of our common stock. This does not include beneficial owners holding common stock in street name.

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

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

All references to “PURE,” “we,” “our,” “us” and the “Company” in this Item 7 refer to Pure Bioscience, Inc. and our wholly owned subsidiary.

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

Overview

Company Overview

We are focused on developing and commercializing our proprietary antimicrobial products primarily in the food safety arena that provide solutions to the health and environmental challenges of pathogen and hygienic control. Our technology platform is based on patented stabilized ionic silver, and our initial products contain silver dihydrogen citrate, or SDC. SDC is a broad-spectrum, non-toxic antimicrobial agent, which offers 24-hour residual protection and formulates well with other compounds. As a platform technology, SDC is distinguished from existing products in the marketplace because of its superior efficacy, reduced toxicity and the inability of bacteria to form a resistance to it. SDC is manufactured as a liquid delivered in various concentrations. We currently manufacture and distribute SDC-based disinfecting and sanitizing products, which are registered by the Environmental Protection Agency, or EPA. We also manufacture and sell SDC-based formulations to manufacturers for use as a raw material ingredient in the production of personal care products. We believe our technology platform has potential application in a number of industries. We intend to focus our current resources on providing food safety solutions to the food industry.

Our goal is to become a sustainable company by commercializing our proprietary technology platform to deliver leading antimicrobial products through our sales and marketing efforts focused on the food industry and through licensing collaborations in other industries. Our current products are as follows:

Product Name	Product Use	EPA Registration
PURE Complete Solution:
PURE® Hard Surface	Disinfectant and sanitizer	SDC3A
PURE Multi-Purpose Cleaner Concentrate	Cleaner	Not applicable
PURE Multi-Purpose Hi-Foam Cleaner Concentrate	Cleaner	Not applicable
Axen® 30(1)	Disinfectant	Axen30
Axenohl®	Raw material ingredient	Axenohl
Silvérion®	Raw material ingredient	Not applicable

  (1)  We intend to phase out Axen® 30

PURE Complete Solution

Our PURE Complete Solution is comprised of PURE® Hard Surface and concentrated cleaning products that were launched as companion products to PURE® Hard Surface. The PURE Complete Solution offers a comprehensive, cost-effective and user-friendly cleaning, disinfecting and sanitizing product line to end-users including our targeted foodservice, food manufacturing and food processing customers. We can also target this product line to hospital and medical care facilities; janitorial service providers and the distributors that supply them.

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

PURE Multi-Purpose Hi-Foam Cleaner Concentrate (End-User Dilutable)

PURE® Multi-Purpose Hi-Foam Cleaner is an environmentally responsible, professional strength high foam forming cleaning product that is protected by SDC. SDC ensures the quality and safety of PURE Multi-Purpose Hi-Foam Cleaner without human or environmental exposure to toxic chemical preservatives. PURE Multi-Purpose Hi-Foam Cleaner is non-toxic and non-flammable and contains no EDTA, phosphates, ammonia or bleach as well as no VOCs or NPEs. PURE Multi-Purpose Hi-Foam Cleaner provides high foam cleaning in a concentrate formula that yields a 1:50 use dilution that is safe for use on stainless steel equipment, resilient floors, walls and painted surfaces.

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

Recent Corporate Developments

New Board of Directors and Management Team

On August 13, 2013, the following managerial and corporate governance changes occurred to create a new Board of Directors, or Board, and management team:

•	Michael L. Krall, Donna Singer, and Dennis Brovarone resigned as members of the Board;

•	Michael L. Krall, Donna Singer, and Dennis Atchley resigned all positions respectively held by them as officers of the Company;

•	Dave J. Pfanzelter was appointed by the Board to be the Chairman of the Board;

•	Dave J. Pfanzelter was appointed by the Board to serve as Interim Chief Executive Officer;

•	Gary D. Cohee was appointed by the Board to serve as a member of the Board; and

•	Peter C. Wulff was appointed by the Board to serve as Chief Financial Officer, Chief Operating Officer, and Corporate Secretary.

On July 22, 2013, Jon Carbone and Paul Maier resigned as directors of the Company and as members of the Audit and Compensation Committees.

On September 10, 2013, the Board appointed Henry R. Lambert to serve as Chief Executive Officer and a member of the Board. In connection with the hiring of Henry R. Lambert to serve as our Chief Executive Officer, Dave J. Pfanzelter resigned his position as our Interim Chief Executive Officer. Mr. Pfanzelter continues to render significant services to us and continues to serve as our Chairman of the Board.

In October 2013, we appointed three additional members to the Board; Dr. David Theno, Jr., Craig Culver and William Otis. On April 9, 2014, Craig Culver resigned from the Board. There were no disagreements between Mr. Culver and the Company relative to his resignation.

On October 24, 2014, we appointed Tom Y. Lee, CPA, to the Board. The Board now consists of six members who provide professional experience in business and finance; food science and food safety; foodservice and food manufacturing; and distribution.

Early Extinguishment of Debt

On January 25, 2013, we entered into a Letter Agreement (the “Agreement”) with Morrison & Foerster LLP (“Morrison”). Under the terms of the Agreement, we issued a Promissory Note (the “Note”) in favor of Morrison in the principal amount of $1,125,000. In consideration for the Note, Morrison agreed to waive $1,519,000 of amounts due and payable to Morrison for legal services rendered. The Note bore interest at the rate of 7.5% per annum, but the then outstanding balance would accrue interest at the rate of 10% per annum upon the occurrence of an event of default (as defined in the Note). Beginning March 31, 2013, and on or before the last business day of each calendar month thereafter, we were required to pay all accrued but unpaid interest on the then unpaid amount of outstanding principal. Beginning on February 28, 2014, we were required to pay equal monthly principal installments of approximately $47,000, plus interest. We could prepay the outstanding balance under the Note in full or in part at any time, which would result in a discount of the then outstanding balance. The Note was to mature on February 28, 2016, unless accelerated pursuant to an event of default or upon the consummation of a change of control. As a result of the Agreement, we reclassified the amount due and payable to Morrison from accounts payable to note payable during the fiscal year ended July 31, 2013.

In consideration for Morrison’s acceptance of the Note in lieu of payment for its legal services, we issued Morrison a warrant to purchase 375,000 shares of our common stock at an exercise price of $0.83 per share. The warrant was exercisable immediately and expires on January 24, 2018. The warrant may be exercised by Morrison with a cash payment or, in lieu thereof, at its election, through a net exercise, as set forth in the warrant agreement. Neither the warrant nor the shares to be issued upon exercise thereof are registered for sale or resale under the Securities Act of 1933, as amended (the “Securities Act”), and have been or will be issued in reliance on an exemption from registration under the Securities Act pursuant to Section 4(a)(2) thereof based on the offering of such securities to one investor and the lack of any general solicitation or advertising in connection with such issuance. We determined that the warrants issued in connection with the Note were equity instruments and did not represent derivative instruments. The fair value of the warrants issued to Morrison was $245,000, based on the Black-Scholes valuation method assuming no dividend yield, volatility of 134%, a risk-free interest rate of 0.35%, and an expected life of five years.

During the fiscal year ended July 31, 2014, we entered into a Promissory Note Payoff Agreement (“Payoff Agreement”) with Morrison. Under the Payoff Agreement, we paid $500,000 in cash to Morrison to extinguish $1,227,000 in unsecured debt owed to Morrison under the Note, dated January 25, 2013. We have no further obligations or liability under the Note. As a result of the Payoff Agreement, we recorded a gain of $727,000 that is reflected in the other income (expense) section of the consolidated statement of operations.

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

Results of Operations – Comparison of the Years Ended July 31, 2014 and 2013

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

Net Product Sales

Net product sales were $550,000 and $820,000 for the years ended July 31, 2014 and 2013, respectively. The decrease of $270,000 was primarily attributable to sales fluctuations within our existing legacy customer base. Our top three customers accounted for $397,000 of net product sales for the year ended July 31, 2014.

For the year ended July 31, 2014, two individual customers accounted for 66% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

For the year ended July 31, 2013, three individual customers accounted for 69% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 86% U.S. and 14% foreign.

Cost of Goods Sold

During the fiscal year ended July 31, 2014, we established an inventory reserve of $128,000 for slow moving finished goods inventory that was manufactured in prior years. During the fiscal year ended July 31, 2013, we established a reserve for $347,000. The majority of the reserve related to components such as, plastic bottles, spray triggers, miscellaneous plastics, and numerous corrugated cardboard configurations.

Cost of goods sold was $344,000 and $565,000 for the years ended July 31, 2014 and 2013, respectively. The decrease of $221,000 was primarily attributable to decreased product sales. Cost of goods sold, excluding the inventory reserves discussed above, was $216,000 and $218,000 for the years ended July 31, 2014 and 2013, respectively. The decrease is primarily attributable to periodic inventory adjustments that took place during the current year, as well as, the sale of higher margin products during the prior year.

Gross margin, as a percentage of net product sales, or gross margin percentage, was 37% and 31% for the years ended July 31, 2014 and 2013, respectively. Gross margin percentage, excluding the reserves discussed above, was 61% and 73% for the years ended July 31, 2014 and 2013, respectively. The decrease in gross margin percentage was primarily attributable to the sale of lower margin formulations and packaging configurations of our products during the year ended July 31, 2014 as compared with prior year.

Selling, General and Administrative Expense

Selling, general and administrative expense was $5,056,000 and $5,154,000 for the years ended July 31, 2014 and 2013, respectively. The decrease of $98,000 was primarily attributable to reductions in personnel costs, professional services, and facility costs.

Research and Development Expense

Research and development expense was $1,032,000 and $1,169,000 for the years ended July 31, 2014 and 2013, respectively. The decrease of $137,000 was primarily attributable to decreases in personnel and related costs.

Share-Based Compensation

Share-based compensation expense was $2,958,000 and $720,000 for the years ended July31, 2014 and 2013, respectively. The increase of $2,238,000 is primarily due to the restricted stock units granted to employees and directors supporting our selling, general and administrative, and research and development functions (See Note 9).

Other Share-Based Expenses

Other share-based expense was $308,000 and zero for the years ended July 31, 2014 and 2013, respectively. The increase is due to $285,000 of expense incurred from the amendment of the subscription agreements for investors who participated in the October 2013 private placements and $23,000 of expense associated with warrants issued in connection with the April 24, 2013 private placement (See Note 8).

Restructuring Costs

Restructuring expense was $2,754,000 and zero for the years ended July 31, 2014 and 2013, respectively. As discussed above, on August 13, 2013, Michael L. Krall, Donna Singer, and Dennis Brovarone resigned all positions respectively held by them as officers and directors of the Company and a new management team and Board were appointed. Based on the corporate governance change we incurred the following expenditures:

•	Mr. Krall and Ms. Singer received a onetime separation payment of $150,000 and $45,000, respectively; Mr. Brovarone’s received $91,000, payable in 60 monthly installments of $1,600, commencing 120 days after the separation date; Mr. Krall is entitled to receive a cash severance of $540,000 payable over an eighteen month period; Ms. Singer is entitled to receive a cash severance of $204,000 payable over a twelve month period; Mr. Krall received 850,000 shares of common stock, valued at $595,000; Ms. Singer received 300,000 shares of common stock, valued at $210,000; and Mr. Krall and Ms. Singer will continue to receive health insurance coverage over the terms of their respective severance periods. Medical and dental insurance for Mr. Krall and Ms. Singer will cost the Company $20,000 and $18,000, respectively. Per the terms of the agreements, we recorded a onetime expense of $1,782,000 related to Mr. Krall’s and Ms. Singer’s separation payments, future severance payments, stock received, and future medical and dental insurance payments. All but $7,000 due to Mr. Brovarone was accrued in prior periods for services previously provided.

•	We issued 300,000 shares of common stock to Bibicoff & MacInnis for investor relations services related to the corporate restructuring, valued at $210,000.

•	We issued 250,000 shares of common stock, with a value of $175,000, for corporate finance and restructuring activities to Wulff Services Inc. Wulff Services, Inc. is primarily owned by our current Chief Financial Officer / Chief Operating Officer, Peter C. Wulff. In addition, Wulff Services, Inc. received a onetime payment of $75,000 related to the corporate finance and restructuring efforts.

•	We issued 300,000 shares of registered common stock, with a value of $210,000, for corporate reorganization services previously provided by the principal of Pillar Marketing Group, Inc. In addition, Pillar also received a onetime payment of $152,000 related to the reorganization efforts.

•	We incurred $73,000 in legal fees associated with the corporate finance and restructuring activities.

In addition, on January 23, 2014, we entered into a settlement agreement with a former employee. Under the terms of the agreement, we will pay $50,000 over a six-month period with payments commencing in March 2014, and issue 15,000 shares of common stock valued at $20,000.

Impairment of Patents

Due to the significant changes in our strategic business objectives and utilization of our assets, we have determined cost associated with the pending patent applications in numerous foreign geographic locations have been impaired. As a result, during our year ended July 31, 2013, we reduced the carrying value of our patents and recorded a $551,000 patent impairment. There were no patent impairments for our year ended July 31, 2014.

Change in Derivative Liability

Change in derivative liability for the years ended July 31, 2014 and 2013 was a decrease of $55,000 and an increase of $268,000, respectively. The change is primarily due to adjustments of the estimated fair value, and the settlement of derivative warrants exercised during the year ended July 31, 2014 (See Note 5).

Interest Expense, net

Interest expense for the years ended July 31, 2014 and 2013 was $10,000 and $593,000, respectively. The decrease was primarily attributable to non-cash amortization of debt discounts recognized in the prior year related to the secured convertible promissory notes that we issued in July 2012 in connection with the Bridge Loan.

Gain on Extinguishment of Debt

Gain on extinguishment of debt for the year ended July 31, 2014 and 2013 was $727,000 and zero respectively. The $727,000 gain is attributable to the repayment of the Promissory Note (See Note 4).

Other (Expense) Income, net

Other income for the year ended July 31, 2014 was $190,000 compared with other expense of $7,000 for year ended July 31, 2013. The increase is primarily attributable to the sale of reserved inventory and accounts payable vendor settlements.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of July 31, 2014 we have incurred a cumulative net loss of $81,221,000.

For the year ended July 31, 2014, we completed private placements pursuant to which we sold 12,082,194 shares of our common stock. The shares were sold at a per share purchase price ranging from $0.20 per share to $1.00 per share, resulting in approximately $6,777,000 in aggregate proceeds to the Company. After deducting fees of $160,000, the net proceeds to us were $6,617,000. The shares of common stock issued under the private placements were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements.

In addition, during the year ended July 31, 2014, we received $337,000 from the exercise of warrants to purchase 518,000 shares of our common stock. There were no stock options exercised in the current year.

During the year ended July 31, 2014, we entered into a promissory note payoff agreement with Morrison & Foerster LLP (“Morrison”). Under the payoff agreement, we paid $500,000 to Morrison to extinguish $1,227,000 in unsecured debt owed to Morrison under the note, dated January 25, 2013. We have no further obligations or liability under the note (See Note 4).

As of July 31, 2014, we had $86,000 in cash and cash equivalents compared to $32,000 in cash and cash equivalents as of July 31, 2013. Additionally, as of July 31, 2014, we had $1,829,000 of current liabilities, including $1,096,000 in accounts payable, compared to $2,153,000 of current liabilities, including $1,134,000 in accounts payable as of July 31, 2013. The net decrease in current liabilities primarily relates to the repayment of the Morrison promissory note, offset by the terms of Mr. Krall’s and Ms. Singer’s separation agreements discussed above. All future severance and medical and dental insurance liabilities for Mr. Krall, Ms. Singer, and Mr. Brovarone have been accrued and are reflected in the restructuring liability section of the consolidated balance sheets.

During the period from July 31, 2014 until present, we issued a total of 9,990,659 shares of common stock and warrants to purchase 3,996,259 shares of common stock for gross proceeds of approximately $7.49 million. The shares of common stock and the warrants issued under the private placements were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities, including the shares underlying the warrants, may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements.

The following table summarizes our contractual obligations as of July 31, 2014.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$203,000	$83,000	$120,000	—	—

	$203,000	$83,000	$120,000	—	—

In addition, from time to time we have entered into employment agreements with our executives that, under certain cases, provide for the continuation of salary and certain other benefits if these executives are terminated under specified circumstances. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. As of July 31, 2014, no events have occurred resulting in the obligation of any such payments. On August 13, 2013, we entered into Purchase, Severance, and Release Agreements with our named executive officers, which is further described in Item 11 to this Annual Report and Note 7 to the audited consolidated financial statements set forth in Part II, Item 8 of this Annual Report.

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

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the year ended July 31, 2013 we incurred, $551,000 of expense relating to the impairment of long-lived assets (See Note 3). No impairment expense was recorded during the year ended July 31, 2014.

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

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 2 to the Consolidated Financial Statements, included elsewhere in this report.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2014.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information Regarding Our Board of Directors

Pursuant to our bylaws, the number of directors is fixed and may be increased or decreased from time to time by resolution of our Board of Directors, or the Board. The Board has fixed the number of directors at six members.

Information with respect to our current directors is shown below.

Name	Age	Director Since	Position(s) Held
Dave J. Pfanzelter	61	2013	Chairman
Henry R. Lambert	63	2013	Director, Chief Executive Officer
Gary D. Cohee	68	2013	Director
David Theno, Jr., PhD	64	2013	Director
William Otis	58	2013	Director
Tom Y. Lee, CPA	65	2014	Director

Dave J. Pfanzelter was appointed as our Chairman on August 13, 2013. He previously served as a director of the Company from February 2013 to July 2013. Mr. Pfanzelter served as senior vice president of Kellogg Company, president of Kellogg’s Specialty Channels and president of Kellogg Canada from May 2004 to May 2010, while also serving as part of the Kellogg Executive Committee and Global Leadership Team. Mr. Pfanzelter began his career in the food service industry in 1975 with Oscar Mayer Foods Corporation, serving in several key sales and marketing positions, including director of marketing and national sales manager. In 1995 he was appointed vice president of sales of Kraft Foodservice, representing the combined manufactured brands of Oscar Mayer, General Foods, and Kraft Foods. In 1998 Mr. Pfanzelter joined Keebler, serving as vice president and general manager of the food service division prior to Keebler’s acquisition by Kellogg in 2001. Since 1998 Mr. Pfanzelter has been on the board of directors of Doctor’s Associates, the parent company of Subway Restaurants, the nation’s largest restaurant chain. In February 2012, Mr. Pfanzelter joined the Advisory Board of Wrigley Foods. He also served on the Board of the International Food Service Manufacturer’s Association as chairman and member of its executive committee.

Henry R. Lambert joined our Board and was appointed as our Chief Executive Officer on September 10, 2013. Mr. Lambert is an accomplished food industry and consumer products executive with broad management skills, including strategic planning and business development, go-to-market execution, business integration and food safety. He has over 35 years of food industry experience, having worked at such notable companies as Heublein Inc.; RJ Reynolds; Nabisco, Inc.; and, Pinnacle Foods. He has held various business unit leadership positions servicing the foodservice and leading consumer food brands markets. Mr. Lambert has also served on boards and as a member of various food industry associations, including the International Foodservice Manufacturers Association (IFMA), Institute of Food Technologists and Safe Supply of Affordable Food Everywhere (SSAFE). From 2010 through June 2013, Mr. Lambert served as general manager of the global food and water business of Underwriter Laboratories, where he was responsible for the start-up of the company’s food safety services business. From 2007 to 2010, Mr. Lambert served as Senior Vice President of Business Development, and then President, of Arrowstream Transportation, Inc., a provider of innovative supply chain management solutions to the foodservice industry whose key customers included Wendy’s, Applebee’s, Arby’s, TGIF, Sysco, and DMA. Prior to 2007, Mr. Lambert held executive positions with a number of high profile companies in the foodservice industry. Mr. Lambert earned his MBA in Finance from the University of Chicago, Booth School of Business, and his BA in Economics (with Honors) from Union College, Schenectady, N.Y.

Gary D. Cohee was appointed to our Board on August 13, 2013. He has over 40 years of experience as an investment banker, having started his career in 1973 with Blyth, Eastman Dillon. Since 2004 Mr. Cohee has served as President and CEO of PMB Securities Corp. From 2011 until 2012 Mr. Cohee served on the Advisory Board of Force Fuels, Inc. During his career in the investment banking business Mr. Cohee worked for a number of prestigious firms, including Bateman Eichler and Paulson Investment Company. Mr. Cohee graduated from California State University-Long Beach in 1968 with a BS degree in Business Administration. He is Past President of Long Beach Bond Club; Southern California Options Society; and Long Beach Century Club.

David Theno, Jr., PhD joined our Board on October 1, 2013. Dr. Theno is a widely respected food safety expert, previously served on the Company’s Advisory Panel. Dr. Theno is currently the Chief Executive Officer of Gray Dog Partners, Inc., a technical consulting firm specializing in food safety and manufacturing, restaurant operations, supply chain management, strategic planning and facility design, where he served since October 2008. Gray Dog Partners has also provided consultation to federal, state and local regulatory bodies. From 1993 to 2008, Dr. Theno was employed by Jack in the Box, Inc. where he last served as the Senior Vice President and Chief Food Safety Officer and previously served as Corporate Vice President Technical Services. Dr. Theno has two Doctorate Degrees in Food Science and Animal Science and also Master’s Degrees in Animal Science and Veterinary Pharmacology from the University of Illinois.

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

Tom Y. Lee, CPA was appointed to our Board on October 24, 2014. Mr. Lee is currently the Chairman and CEO of Swabplus, Inc., a contract manufacturer of single-dose applicator and formulation OEM products, and has served as Chairman and CEO since 2008. Mr. Lee has experience in manufacturing and selling applicator and formulation OEM products, manufacturing and distributing products in Asia and is experienced in accounting matters. Mr. Lee was formerly audit committee chairman at First Continental Bank (which merged with United Commercial Bank in 2003). Mr. Lee has been an active CPA since 1983 and earned his Master of Science in accounting from California State University Long Beach and his Bachelors in Business Administration from TamKang University in Taipei, Taiwan.

Information Regarding Our Executive Officers

Information with respect to our current named executive officers is shown below. Since Henry R. Lambert also serve as a member of the Board, his executive officer’s biography is set forth under “Information Regarding the Board of Directors” above.

Name	Age	Position(s) Held	Position(s) Held Since
Henry R. Lambert	63	Chief Executive Officer	2013
Peter C. Wulff	55	Chief Financial Officer / Chief Operating Officer	2012

Peter C. Wulff was appointed as our Chief Financial Officer and Chief Operating Officer on August 13, 2013. He previously served as our Chief Financial Officer from November 2012 until May 2013. Mr. Wulff served as the principal of Wulff Services Inc. from May 2011 until October 2012 and from May 2013 to August 2013, a consulting services firm focusing on development stage companies in the medical technology industry. From June 2008 until April 2011 Mr. Wulff provided services for Alphatec Holdings, Inc. (NASDAQ: ATEC) and Alphatec Spine, a developer and manufacturer of spinal implant products, serving as its Chief Financial Officer, Vice President and Treasurer from June 2008 until October 2010, and its Senior Vice President, Strategic Initiatives, from October 2010 until April 2011. He also served as a Partner and Managing Director for two of Alphatec Spine’s subsidiaries, respectively. From January 2005 until May 2008 he served as the Chief Financial Officer, and from February 2007 until May 2008 he also served as the Executive Vice President, of Artes Medical, Inc., a formerly publicly traded medical device company. Artes Medical is no longer publicly traded and filed for bankruptcy protection within two years after the departure of Mr. Wulff. From June 2004 until December 2004, Mr. Wulff was a managing partner of Acumen Biomedical, a consulting services firm that specialized in providing services to medical technology companies. From May 2001 to May 2004, Mr. Wulff served as Vice President Finance, Chief Financial Officer, Treasurer and Assistant Secretary of CryoCor, Inc., a medical device company. From November 1999 to May 2001, Mr. Wulff served as Chief Financial Officer and Treasurer of Natural Alternatives International, Inc., a publicly traded and international nutritional supplement manufacturer. Mr. Wulff earned an M.B.A. in Finance and a bachelor’s degree in Economics and Germanic Languages, each from Indiana University.

Family Relationships

There is no family relationship between any current director or executive officer, or any director or executive officer during the fiscal year ended July 31, 2014.

Corporate Governance

Overview

We are committed to maintaining the highest standards of business conduct and corporate governance, which we believe are fundamental to the overall success of our business, serving our stockholders well and maintaining our integrity in the marketplace. Our Corporate Governance Guidelines and Code of Business Conduct and Ethics, together with our Certificate of Incorporation, Bylaws and the charters of our Board Committees, form the basis for our corporate governance framework. As discussed below, our Board of Directors has established two standing committees to assist it in fulfilling its responsibilities to the Company and its stockholders: the Audit Committee and the Compensation Committee. The Board of Directors performs the functions typically assigned to a Nominating and Corporate Governance Committee.

Recent Corporate Developments

New Board of Directors and Management Team

On August 13, 2013, the following managerial and corporate governance changes occurred to create a new Board of Directors, or Board, and management team:

•	Michael L. Krall, Donna Singer, and Dennis Brovarone resigned as members of the Board;

•	Michael L. Krall, Donna Singer, and Dennis Atchley resigned all positions respectively held by them as officers of the Company;

•	Dave J. Pfanzelter was appointed by the Board to be the Chairman of the Board;

•	Dave J. Pfanzelter was appointed by the Board to serve as Interim Chief Executive Officer;

•	Gary D. Cohee was appointed by the Board to serve as a member of the Board; and

•	Peter C. Wulff was appointed by the Board to serve as Chief Financial Officer, Chief Operating Officer, and Corporate Secretary.

On July 22, 2013, Jon Carbone and Paul Maier resigned as directors of the Company and as members of the Audit and Compensation Committees.

On September 10, 2013, the Board appointed Henry R. Lambert to serve as Chief Executive Officer and a member of the Board. In connection with the hiring of Henry R. Lambert to serve as our Chief Executive Officer, Dave J. Pfanzelter resigned his position as our Interim Chief Executive Officer. Mr. Pfanzelter continues to render significant services to us and continues to serve as our Chairman of the Board.

In October 2013, we appointed three additional members to the Board; Dr. David Theno, Jr., Craig Culver and William Otis. On April 9, 2014, Craig Culver resigned from the Board. On October 24, 2014, we appointed Tom Y. Lee, CPA, to the Board. The Board now consists of six members who provide professional experience in business and finance; food science and food safety; foodservice and food manufacturing; and distribution. We believe our new Board will be able to contribute incremental insight and guidance on business strategy from their collective experience in business and finance; food science and food safety; and foodservice and food manufacturing.

Corporate Governance Guidelines

Our Corporate Governance Guidelines are designed to ensure effective corporate governance of our Company. Our Corporate Governance Guidelines cover topics including, but not limited to, director qualification criteria, director responsibilities, director compensation, director orientation and continuing education, communications from stockholders to the Board, succession planning and the annual evaluations of the Board and its Committees. Our Corporate Governance Guidelines are reviewed regularly by the Board and revised when appropriate. The full text of our Corporate Governance Guidelines can be found in the “Corporate Governance” section of our website accessible at www.purebio.com. A printed copy may also be obtained by any stockholder upon request to our Corporate Secretary.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors. This Code constitutes a “code of ethics” as defined by the rules of the SEC. This Code also contains “whistle blower” procedures adopted by our Audit Committee regarding the receipt, retention and treatment of complaints related to accounting, internal accounting controls or auditing matters and procedures for confidential anonymous employee complaints related to questionable accounting or auditing matters. Copies of the code may be obtained free of charge from our website, www.purebio.com. Any amendments to, or waivers from, a provision of our code of ethics that applies to any of our executive officers will be posted on our website in accordance with the rules of the SEC. Other than as specifically referenced herein, the information contained on, or that can be accessed through, our website is not a part of this proxy statement.

Director Independence

We are not currently listed on any national securities exchange or in an inter-dealer quotation system that has established a standard for independence. However, in evaluating the independence of our members and the composition of the committees of our Board of Directors, our Board utilizes the definition of “independence” as that term is defined by applicable listing standards of the NYSE MKT. As of the date hereof, our Board consists of six members, three of whom are considered independent as that term is defined by applicable listing standards of the NYSE MKT. Our independent directors include: Messrs. Otis and Lee and Dr. Theno.

In addition to Messrs. Pfanzelter Otis and Dr. Theno, the following individuals served as directors during our fiscal year ended July 31, 2014; Gary D. Cohee, Henry R. Lambert, Michael L. Krall, Donna Singer, Dennis Brovarone and Craig Culver. Mr. Culver qualified as an independent director during his respective service on the Board as that term is defined by the applicable listing standards of the NYSE MKT. The other directors were not independent based on their services as executive officers or service providers to the Company.

Board and Committee Attendance

During the year ended July 31, 2014, the Board of Directors met 12 times and it took action by unanimous written consent 4 times. During the last fiscal year, we believe based on available records that each of our directors attended at least 75% of the total number of meetings of the Board and all Board Committees on which such director served during that period.

Director Attendance at Annual Meeting

We believe the annual meeting of stockholders provides a good opportunity for our directors to hear any feedback the stockholders may share with the Company at the meeting. As a result, we encourage our directors to attend our annual meeting. We reimburse our directors for the reasonable expenses incurred by them in attending the annual meeting.

Executive Sessions

Executive sessions of our independent directors are held at each regularly scheduled meeting of our Board and at other times as necessary and are chaired by the Chairman of the Board. The Board’s policy is to hold executive sessions without the presence of management, including our President and Chief Executive Officer, who is the only non-independent director on the Board. Our Board Committees also generally meet in executive session at the end of each committee meeting.

Board Committees

Compensation Committee. The Compensation Committee of the Board of Directors currently consists of Dr. Theno (Chair). The functions of the Compensation Committee include the approval of the compensation offered to our executive officers and recommending to the full Board of Directors the compensation to be offered to our directors, including our Chairman. The Board has determined that Dr. Theno is an “independent director” under the listing standards of the NYSE MKT. In addition, the members of the Compensation Committee qualify as “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act and as “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee is governed by a written charter approved by the Board of Directors, a copy of which is available on our website at www.purebio.com.

Audit Committee. The Audit Committee of the Board of Directors, currently consists of Messrs. Cohee (Chair). Lee and Otis. The functions of the Audit Committee include the retention of our independent registered public accounting firm, reviewing and approving the planned scope, proposed fee arrangements and results of the Company’s annual audit, reviewing the adequacy of the Company’s accounting and financial controls and reviewing the independence of the Company’s independent registered public accounting firm. The Board has determined that each of Messrs. Otis and Lee is an “independent director” under the listing standards of the NYSE MKT. Mr. Cohee is not independent because the Company has retained Mr. Cohee to provide financial advisory services to the Company. See “Certain Relationships and Related Transactions” for additional information regarding the Company’s retention of Mr. Cohee. The Board determined that it was in the Company’s and its stockholders best interests for Mr. Cohee to continue to serve on the audit committee, based on his accounting and financial expertise, until the Board adds additional independent directors. The Board of Directors has also determined that Messrs. Cohee, Lee and Otis are each an “audit committee financial expert” within the applicable definition of the SEC. The Audit Committee is governed by a written charter approved by the Board of Directors, a copy of which is available on our website at www.purebio.com.

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

Board and Committee Effectiveness

The Board and each of its Committees performs an annual self-assessment to evaluate their effectiveness in fulfilling their obligations. The Board and Committee evaluations cover a wide range of topics, including, among others, the fulfillment of the Board and Committee responsibilities identified in the Corporate Governance Guidelines and charters for each Committee.

Board Leadership Structure

Our Bylaws provide our Board with flexibility to combine or separate the positions of Chairman of the Board and Chief Executive Officer in accordance with its determination that utilizing one or the other structure would be in the best interests of our company. At the current time, Mr. Pfanzelter serves as our Chairman of the Board, and Mr. Lambert serves as our Chief Executive Officer. Our Board believes our leadership structure enhances the accountability of our Chief Executive Officer to the Board and encourages balanced decision making. In addition, the Board believes that this structure provides an environment in which its independent directors are fully informed, have significant input into the content of Board meetings and are able to provide objective and thoughtful oversight of management. Our Board also separated the roles in recognition of the differences in responsibilities. While our Chief Executive Officer is responsible for the day-to-day leadership of the Company and its business operations, the Chairman of the Board provides guidance to the Board, sets the agenda for Board meetings and presides over the meetings of the full Board and the meetings of the Board’s non-management directors. The Board Chairman also provides performance feedback on behalf of the Board to our Chief Executive Officer. The Board intends to carefully evaluate from time to time whether our Chief Executive Officer and Chairman positions should remain separate based on what the Board believes is best for the Company and its stockholders.

Board Oversight of Risk

The Board is actively involved in the oversight of risks that could affect the Company. The Board as a whole has responsibility for risk oversight of the Company’s risk management policies and procedures, with reviews of certain areas being conducted by the relevant Board committee. The Board satisfies this responsibility through reports by each Committee Chair regarding the Committee’s considerations and actions, as well as through regular reports directly from management responsible for oversight of particular risks within the Company. Specifically, the Board committees address the following risk areas:

•	The Compensation Committee is responsible for overseeing the management of risks related to the Company’s executive compensation plans and arrangements.

•	The Audit Committee discusses with management the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures.

The Board as a whole considers risks related to regulatory and compliance matters as well as risks related to the Company’s sales and marketing and research and development initiatives.

The Board encourages management to promote a corporate culture that incorporates risk management into the Company’s day-to-day business operations.

Stockholder Recommendations for Director Nominees

In nominating candidates for election as a director, the Board will consider a reasonable number of candidates recommended by a single stockholder who has held over 20% of PURE Bioscience Common Stock for over one year and who satisfies the notice, information and consent provisions set forth in our Bylaws and Corporate Governance Guidelines. Stockholders who wish to recommend a candidate may do so by writing to the Board of Directors in care of the Corporate Secretary, PURE Bioscience, Inc., 1725 Gillespie Way, El Cajon, California 92020. The Board of Directors will use the same evaluation process for director nominees recommended by stockholders as it uses for other director nominees. A printed copy of our Bylaws may be obtained by any stockholder upon request to our Corporate Secretary.

Identification and Evaluation of Director Nominees

In evaluating nominees for membership on our Board, our Board applies the Board membership criteria set forth in our Corporate Governance Guidelines. Under these criteria, the Board takes into account many factors, including an individual’s business experience and skills (including skills in core areas such as operations, management, technology, accounting and finance, strategic planning and international markets), as well as independence, judgment, knowledge of our business and industry, professional reputation, leadership, integrity and ability to represent the best interests of the Company’s stockholders. In addition, the Board also considers the ability to commit sufficient time and attention to the activities of the Board, as well as the absence of any potential conflicts with the Company’s interests. The Board does not assign specific weights to particular criteria and no particular criterion is necessarily applicable to all prospective nominees. The Board does not have a formal policy with respect to diversity of nominees. Rather, our Board considers Board membership criteria as a whole and seeks to achieve diversity of occupational and personal backgrounds on the Board.

Our Board regularly assesses the appropriate size of our Board, and whether any vacancies on our Board are expected due to retirement or otherwise. In the event that vacancies are anticipated, or otherwise arise, the Board will consider various potential candidates who may come to the attention of the Board through current Board members, professional search firms, stockholders or other persons. Each candidate brought to the attention of the Board, regardless of who recommended such candidate, is considered on the basis of the criteria set forth in our corporate governance guidelines. As stated above, our Board will consider candidates proposed for nomination by our significant stockholders. Stockholders may propose candidates by submitting the names and supporting information to: Corporate Secretary, PURE Bioscience, Inc., 1725 Gillespie Way, El Cajon, California 92020. Supporting information should include (a) the name and address of the candidate and the proposing stockholder, (b) a comprehensive biography of the candidate and an explanation of why the candidate is qualified to serve as a director taking into account the criteria identified in our corporate governance guidelines, (c) proof of ownership, the class and number of shares, and the length of time that the shares of our voting securities have been beneficially owned by each of the candidate and the proposing stockholder, and (d) a letter signed by the candidate stating his or her willingness to serve, if elected.

Item 11.  Executive Compensation

All information in this Item 11 regarding share amounts of our common stock and prices per share of our common stock has been adjusted to reflect the application of the one-for-eight reverse stock split of our common stock that we effected on August 14, 2012, as further described elsewhere in this Annual Report, on a retroactive basis.

Summary Compensation Table

The following table sets forth a summary of cash and non-cash compensation awarded, earned or paid for services rendered to us during the years ended July 31, 2014 and July 31, 2013 by our named executive officers, consisting of (i) each individual serving as principal executive officer during the year ended July 31, 2014, and (ii) our Chief Financial Officer/Chief Operating Officer, our other executive officer.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus(2)	Option Awards(3)	Stock Awards ($)(4)	All Other Compensation ($)(5)(6)		Total Compensation ($)
Henry R. Lambert	2014	$301,539	$105,000	—	$700,000	—		$1,106,539
Chief Executive Officer	2013	—	—	—	—	—		—
Peter C. Wulff (7)	2014	$300,000	$97,500		$1,400,000	$13,655		$1,811,155
Chief Financial Officer	2013	$143,845	—	—	$37,815	$12,195	(8)	$193,855
Chief Operating Officer
Dave J. Pfanzelter (9)	2014	$92,885	—	—	$3,920,000	$24,750		$4,037,635
Interim Chief Executive	2013	$7,500	—	$24,500	—	—		$32,000
Officer and Chairman
Michael L. Krall (10)	2014	$331,280	—	—	$595,000	$13,467		$939,747
Former President, Chief	2013	$317,361	—	$28,644		$10,183		$356,188
Executive Officer			—	—

(1)	Amounts reflect salary and severance actually paid during the respective fiscal years. During the year ended July 31, 2013, Mr. Krall deferred a portion of his salary totaling $37,639.
(2)	Annual bonuses for the year ended July 31, 2014, were awarded by the Compensation Committee after the completion of the fiscal year taking into account the Company’s performance against corporate goals. The bonuses awarded to Mr. Lambert and Mr. Wulff were based on the terms of their respective employment agreements, whereas they may receive up to 50% of their base salary. During the year ended July 31, 2014, the Compensation Committee awarded Mr. Lambert and Mr. Wulff bonuses based 60% of their targeted bonus potential.

(3)	Amounts for the year ended July 31, 2014 and July 31, 2013 reflect the grant date fair value for financial statement reporting purposes with respect stock options granted during the respective fiscal years, calculated in accordance with authoritative guidance.
(4)	Amounts for the year ended July 31, 2014 and July 31, 2013 reflect the grant date fair value for financial statement reporting purposes with respect to stock awards granted during the respective fiscal years, calculated in accordance with authoritative guidance.
(5)	Amount includes the cost of benefits paid by the Company on behalf of each named executive officer for health, dental, vision and life insurance.
(6)	Amount includes a tax liability incurred by the Company and payable to Mr. Wulff and Mr. Pfanzelter for RSU’s that vested during the year ended July 31, 2014. Per the terms of their restricted stock unit agreements, Mr. Wulff and Mr. Pfanzelter are entitled to $7,817 and $24,750, respectively.
(7)	Mr. Wulff was appointed as our Chief Financial Officer effective as of November 5, 2012. Mr. Wulff separated from the Company on May 13, 2013. Mr. Wulff was reappointed as our Chief Financial Officer on August 13, 2013.
(8)	Amount includes $9,918 representing accrued vacation paid to Mr. Wulff upon his separation in May 2013.
(9)	On August 13, 2013, Mr. Pfanzelter, our Chairman and a member of the Board, was appointed by the Board to serve as Interim Chief Executive Officer. On September 10, 2013, in connection with the hiring of Mr. Lambert to serve as our Chief Executive Officer, Mr. Pfanzelter resigned his position as our Interim Chief Executive Officer. Mr. Pfanzelter continues to serve as the Chairman of the Board and his total compensation he received was received in connection with serving as Chairman of the Board and is set forth above. The Company considers Mr. Pfanzelter an executive officer due to his service as Chairman. During the year ended July 31, 2013, Mr. Pfanzelter earned $7,500 as a member of our Board.
(10)	Effective August 13, 2014, we entered into a Purchase, Severance, and Release Agreement, with our former Chief Executive Officer, Michael L. Krall (the “Krall Release Agreement”). During the year ended July 31, 2014, per the terms of the Krall Release Agreement, Mr. Krall received $330,000 in severance, a onetime payment of $150,000, $12,755 for continued benefit coverage, and received 850,000 shares of common stock valued at $595,000.

Outstanding Equity Awards at Year-End

The following table provides a summary of equity awards outstanding at July 31, 2014, for each of our named executive officers.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or Units of stock that have not vested(#)	Market Value of shares or Units of stock that have not vested ($)(1)
Henry R. Lambert	—	—	—	—	500,000	$500,000	(2)
Peter C. Wulff	—	—	—	—	750,000	$750,000	(3)
Dave J. Pfanzelter	—	—	—	—	2,100,000	$2,100,000	(4)
Michael L. Krall	—	—	—	—	850,000	$850,000	(5)

(11)	The market value of RSU’s and stock awards is determined by multiplying the number of shares underlying the units by the closing price for our common stock of $1.00 on July 31, 2014.
(12)	The RSUs vest 60% on September 10, 2014 and the vesting of the remaining 40% depends on the achievement of certain quarterly sales goals over a two year period.
(13)	25% of Mr. Wulff’s RSU’s vested on March 15, 2014, 25% will vest on March 15, 2015 and 50% will vest on March 15, 2016.
(14)	25% of Mr. Pfanzelter’s RSU’s vested on February 15, 2014, 25% will vest on February 15, 2015, and 50% will vest on February 15, 2016.
(15)	During the year ended July 31, 2014, per the terms of the Krall Release Agreement discussed above, Mr. Krall received 850,000 shares of common stock.

During the year ended July 31, 2014, 250,000 of Mr. Wulff’s restricted stock units vested. The value realized on vesting was $325,000. In addition, during the year ended July 31, 2014, 700,000 of Mr. Pfanzelter’s restricted stock units vested. The value realized on vesting was $1,029,000. No other option or stock awards vested for our named executive officers.

Employment Agreements; Potential Payments Upon Termination or a Change in Control for Current Executive Officers

Agreements with our Chief Executive Officer and our Chief Financial Officer and Chief Operating Officer

As described elsewhere in this annual report, on (i) August 13, 2013, we appointed Peter C. Wulff as our Chief Financial Officer, Chief Operating Officer, and Corporate Secretary and (ii) September 10, 2013, we appointed Henry R. Lambert to serve as Chief Executive Officer and a member of the Board. The following describes each of Messrs. Lambert’s and Wulff’s respective employment agreements.

The terms of each employment agreement with Messrs. Lambert and Wulff provides that such agreement continues until termination by either the Company or the applicable executive officer. During the term of each employment agreement, the executive officers are entitled to an annual base salary, which may be increased, but not decreased, by the Board or the Compensation Committee in their discretion. The annual base salaries of Mr. Lambert is $350,000 and of Mr. Wulff is $325,000.

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

The employment agreements with each of Messrs. Lambert and Wulff also provides for compensation if the executive’s employment is terminated by the Company without Cause within twelve months following a Change in Control, or the executive resigns for Good Reason within such period. A “Change in Control” is the closing of the sale, transfer or other disposition of all or substantially all of the Company’s assets or the exclusive license of substantially all of the intellectual property of the Company; the consummation of a merger or consolidation of the Company with or into another entity; any person (subject to certain exemptions) becomes the beneficial owner of securities of the Company representing 35% or more of the total combined voting power of the Company; or if individuals who, as of 60 days after the effective date of the agreement are members of the Board, or are nominees of such Board members, cease to constitute at least a majority of the members of the Board.

Upon such event, the executive would be entitled to additional severance pay in excess of the amounts described above, in each case in an amount equal to a single lump sum payment equal to 100% of the applicable executive’s then current annual base salary for Mr. Lambert and 200% of the applicable executive’s then current annual base salary for Mr. Wulff. In addition, in such event, the vesting of all outstanding equity based awards then held by the applicable executive would automatically accelerate and all equity based awards would continue to be exercisable for 12 months, but in no event beyond the maximum permitted expiration date.

The employment agreements with each of Messrs. Lambert and Wulff also provides that the Company could, in certain circumstances and in order to avoid incurring fines or penalties under applicable law (including recently enacted federal healthcare legislation), elect to pay cash payments equivalent to value of the monthly premiums the Company would otherwise pay to provide for the continuation of health and dental insurance for such executives and their eligible dependents following each such executive’s termination without Cause or resignation for Good Reason.

Henry Lambert RSU Awards: On October 23, 2013, we granted Mr. Lambert an award consisting of five hundred thousand (500,000) RSUs. The award was not granted pursuant to any compensatory, bonus, or similar plan maintained or otherwise sponsored by the Company. Sixty percent (60%) of the RSUs vested on September 10, 2014 and the vesting of the remaining forty percent (40%) depend on the achievement of certain quarterly sales goals over a two year period. The shares of our common stock will be settled and delivered to Mr. Lambert six months after the vesting date of September 10, 2014 and immediately after the vesting upon achievement of certain quarterly sales goals, referenced above. Additionally, 100% of the restricted stock units subject to the time-based vesting would vest upon a termination without Cause or resignation for Good Reason, upon a Change in Control, or upon grantee’s death or complete disability. 100% of the restricted stock units subject to the vesting based on achievement of certain sales goals would vest upon a termination without Cause or resignation for Good Reason, upon a Change in Control, or upon grantee’s death or complete disability, so long as such condition occurred prior to October 31, 2015. At vesting, if grantee is an employee, the Company is obligated to withhold FICA amount due with respect to the vested units and the Company is also obligated to pay grantee an amount equal to the FICA amount withheld plus a tax gross-up payment for taxes payable by the grantee with respect to the FICA amount. At settlement, the Company shall allow grantee to satisfy all or any portion of the Company’s tax withholding obligations by having the Company deduct from the shares of stock otherwise deliverable to the grantee in settlement of the restricted stock units a number of whole shares having a fair market value not in excess of the amount of such tax withholding obligations determined by the applicable minimum statutory withholding rates.

Peter Wulff RSU Awards: On October 23, 2013, we granted Mr. Wulff an award consisting of one million (1,000,000) RSUs. The award was not granted pursuant to any compensatory, bonus, or similar plan maintained or otherwise sponsored by the Company. Twenty five percent (25%) of the RSUs vested on March 15, 2014, twenty five percent (25%) of the RSUs vest on March 15, 2015 and fifty percent (50%) of the RSUs vest on March 15, 2016. The shares of our common stock will be settled and delivered to Mr. Wulff six months after each applicable vesting date referenced above. Additionally, 100% of the restricted stock units would vest upon a termination without Cause or resignation for Good Reason, upon a Change in Control, or upon grantee’s death or complete disability. At vesting, if grantee is an employee, the Company is obligated to withhold FICA amount due with respect to the vested units and the Company is also obligated to pay grantee an amount equal to the FICA amount withheld plus a tax gross-up payment for taxes payable by the grantee with respect to the FICA amount. At settlement, the Company shall allow grantee to satisfy all or any portion of the Company’s tax withholding obligations by having the Company deduct from the shares of stock otherwise deliverable to the grantee in settlement of the restricted stock units a number of whole shares having a fair market value not in excess of the amount of such tax withholding obligations determined by the applicable minimum statutory withholding rates.

The foregoing descriptions of the employment agreements and RSUs do not purport to be complete and are qualified in their entirety by the terms and conditions of such employment agreements and RSUs filed as Exhibits 10.33, 10.33, 10.37 and 10.38 to the Annual Report on Form 10-K for the year ended July 31, 2013 filed with the SEC on October 24, 2013.

Chairman Agreements

On August 13, 2013, we appointed Dave J. Pfanzelter to serve as Chairman of the Board. On October 23, 2013, we entered into a Chairman Agreement with Mr. Pfanzelter (the “Chairman Agreement”). The Chairman Agreement provides that Mr. Pfanzelter is to serve as Chairman of the Board, effective as of August 13, 2013, until his earlier resignation or removal. The Chairman Agreement provides that for the period beginning on August 13, 2013 and ending November 13, 2013, we were to pay Mr. Pfanzelter an amount of approximately $41,700 per month for his services as Chairman of the Board, and thereafter we are to pay Mr. Pfanzelter the amount of $12,500 per month for his services as Chairman of the Board, payable on a quarterly basis (collectively “Chairman Compensation”). Mr. Pfanzelter is also eligible to receive annual and periodic bonuses in the discretion of the Board. Additionally, pursuant to the terms of the Chairman Agreement, we granted Mr. Pfanzelter a restricted stock unit for 2,800,000 shares of our common stock. We consider Mr. Pfanzelter an executive officer.

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

The Chairman Agreement with Mr. Pfanzelter also provides for compensation if Mr. Pfanzelter’s position is terminated by the Company without Cause within twelve months following a Change in Control, or Mr. Pfanzelter resigns for Good Reason within such period. A “Change in Control” is the closing of the sale, transfer or other disposition of all or substantially all of the Company’s assets or the exclusive license of substantially all of the intellectual property of the Company; the consummation of a merger or consolidation of the Company with or into another entity; any person (subject to certain exemptions) becomes the beneficial owner of securities of the Company representing 35% or more of the total combined voting power of the Company; or if individuals who, as of 60 days after the effective date of the agreement are members of the Board, or are nominees of such Board members, cease to constitute at least a majority of the members of the Board. Upon such event, Mr. Pfanzelter would be entitled to additional separation pay in excess of the amounts described above, in each case in an amount equal to a single lump sum payment equal to 200% of Mr. Pfanzelter’s then current Chairman Compensation. Additionally, 100% of Mr. Pfanzelter’s restricted stock units described above would vest.

Chairman RSU Award: On October 23, 2013, we granted Mr. Pfanzelter an award consisting of two million eight hundred thousand (2,800,000) Restricted Stock Units (“RSUs”). The award was not granted pursuant to any compensatory, bonus, or similar plan maintained or otherwise sponsored by the Company. Twenty-five percent (25%) of the RSUs vested on February 15, 2014, Twenty-five percent (25%) of the RSUs vest on February 15, 2015 and fifty percent (50%) of the RSUs vest on February 15, 2016. The shares of our common stock will be settled and delivered to Mr. Pfanzelter six months after each applicable vesting date referenced above. Additionally, 100% of the restricted stock units would vest upon a termination without Cause or resignation for Good Reason, upon a Change in Control, or upon grantee’s death or complete disability. At vesting, if grantee is a director or consultant, the Company is obligated to pay grantee an amount equal to the sum of the taxes imposed on the vested units that are treated as “self-employment income” plus a tax gross-up payment for all federal, state and local taxes payable by grantee. At settlement, the Company shall allow grantee to satisfy all or any portion of the Company’s tax withholding obligations by having the Company cancel the shares of stock otherwise deliverable to the grantee in settlement of the restricted stock units in an amount equal to a number of whole shares having a fair market value not in excess of the amount of such tax withholding obligations determined by the applicable minimum statutory withholding rates. Upon cancellation of the shares, the Company shall pay the fair market value of such cancelled shares to the grantee in cash so that the grantee can satisfy his tax obligations.

The foregoing descriptions of the Chairman Agreement and RSUs do not purport to be complete and are qualified in their entirety by the terms and conditions of such Chairman Agreement and RSUs filed as Exhibits 10.35 and 10.39 to the Annual Report on Form 10-K for the year ended July 31, 2013 filed with the SEC on October 24, 2013.

Separation Agreements with Former Executive Officers and Directors

On August 13, 2013 Michael L. Krall resigned all positions respectively held by them as officers of the Company by mutual agreement with the Company.

In connection with Mr. Krall’s separation from the Company, the Company entered into a Purchase, Severance, and Release Agreement effective August 13, 2013 with Mr. Krall (the “Krall Release Agreement”). The Krall Release Agreement provides for a mutual release of all claims between Mr. Krall and the Company. Mr. Krall is also prohibited from engaging in certain competitive activities for the next four years. Pursuant to the Krall Release Agreement, Mr. Krall (i) was paid $25,000 on August 13, 2013; and, (ii) is entitled to receive $30,000 per month for 18-months following August 13, 2013, during which time enumerated intellectual property rights, the Company also (i) paid Mr. Krall the sum of $125,000 on August 13, 2013; and, (ii) issued to Mr. Krall 850,000 shares of common stock on August 21, 2013 (the “Krall Shares”). The Krall Shares are subject to certain registration rights intended to register the Krall Shares. The Krall Shares are also subject to a Voting Support Agreement and Irrevocable Proxy (the “Krall Proxy”). The Krall Proxy gives our CEO the right to vote the Krall Shares for so long as Mr. Krall owns the Krall Shares.

In connection with Ms. Singer’s separation from the Company, we entered into a Purchase, Severance, and Release Agreement effective August 13, 2013 with Ms. Singer (the “Singer Release Agreement”). The Singer Release Agreement provides for a mutual release of all claims between Ms. Singer and the Company. Ms. Singer is also prohibited from engaging in certain competitive activities until August 2017. Pursuant to the Singer Release Agreement, Ms. Singer (i) was paid $45,000 on August 13, 2013; (ii) is due the amount of her continued health insurance coverage until August 2014; and, (iii) was entitled to $17,000 per month for 12-months following August 13, 2013, during which time Ms. Singer was to provide consulting services to the Company. In consideration of Ms. Singer’s transfer to the Company of certain enumerated intellectual property rights, the Company also issued to Ms. Singer 300,000 shares of common stock on August 21, 2013 (the “Singer Shares”). The Singer Shares are subject to certain registration rights intended to register the Singer Shares. The Singer Shares are also subject to a Voting Support Agreement and Irrevocable Proxy (the “Singer Proxy”). The Singer Proxy gives our CEO the right to vote the Singer Shares for so long as Ms. Singer owns the Singer Shares

Code Section 162(m) Provisions

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

The following table sets forth compensation earned in the year ended July 31, 2014 by each of our directors who are not named executive officers.

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)(3)	Option Awards ($)(4)	All Other Compensation ($)		Total Compensation ($)
Gary D. Cohee	$67,692	$280,000	—	$536,000	(5)	$883,692
David Theno, Jr., PhD	$54,107	$280,000	—	—		$334,107
William Otis	$52,044	$280,000	—	—		$332,044
Craig C. Culver(6)	$33,750	$280,000	—	—		$313,750
Dennis Brovarone(7)	—	—	—	$13,944		$13,944

(1)	Director Henry R. Lambert, our Chief Executive Officer, is not included on this table as he received no compensation for his service as a director. The executive compensation received by Mr. Lambert is shown in the Summary Compensation table above. The compensation for Chairman Dave J. Pfanzelter is included in the Summary Compensation table above.
(2)	Amounts for the year ended July 31, 2014 reflect the grant date fair value for financial statement reporting purposes with respect to restricted stock units granted during the fiscal year, calculated in accordance with authoritative guidance.
(3)	During the year ended July 31, 2014, we granted Messrs. Cohee, Culver, Otis and Dr. Theno, awards consisting 200,000 RSUs, respectively. The RSUs vest (i) 50% on the earlier of the date of the annual meeting in 2015 or January 15, 2015 and (ii) 50% on the earlier of the date of the annual meeting in 2016 or January 15, 2016. On April 9, 2014, Mr. Culver resigned from our board of directors. As a result, Mr. Culver’s 200,000 RSU award was forfeited.
(4)	There were no option awards granted during the year ended July 31, 2014.

(5)	During the year ended July 31, 2014, we paid approximately $160,000, and issued 415,643 shares of common stock, to Gary D. Cohee and/or his affiliates for investor relations and financial advisor services, valued at $376,000, pursuant to the terms of the director service agreement with Mr. Cohee.
(6)	Craig Culver resigned from the Board on April 9, 2014.
(7)	The amounts reflected above relate to Mr. Brovarone’s release agreement, which the Company entered into August 13, 2013 in connection with his resignation as director and separation from the Company.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table provides information regarding the beneficial ownership of our common stock as of October 24, 2014, or the Evaluation Date, by: (i) each of our current directors, (ii) each of our named executive officers as set forth in Item 11 of this Annual Report, and (iii) all such directors and executive officers as a group. We know of no other person or group of affiliated persons who beneficially own more than five percent of our common stock. The table is based upon information supplied by our officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned. All information in the following table regarding share amounts of our common stock has been adjusted to reflect the application of the one-for-eight reverse stock split of our common stock that we effected on August 14, 2012, as further described elsewhere in this Annual Report, on a retroactive basis.

Applicable percentages are based on 39,780,965 shares outstanding as of the Evaluation Date, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable within 60 days of the Evaluation Date. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name (1)	Number of Shares Beneficially Owned		Percent of Common Stock
David J. Pfanzelter	796,000	(2)	2.00%
Henry R. Lambert	342,857	(3)	*
Peter C. Wulff	500,000	(4)	1.26%
Gary D. Cohee	415,643	(5)	1.04%
David Theno, Jr., PhD	47,600	(6)	*
William Otis	31,732	(7)	*
Tom Y. Lee	3,333,813	(8)	8.25%
Michael L. Krall	850,000	(9)	2.14%
All of our named executive officers and directors as a group (8 persons)	6,317,645	(10)	15.61%

*	Indicates less than one percent of the outstanding shares of the Company’s common stock.
(1)	The address for each person listed in the table is c/o Pure Bioscience, Inc., 1725 Gillespie Way, El Cajon, California 92020.
(2)	Consists of (a) 40,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, (b) 740,000 shares of common stock and (c) warrants to purchase 16,000 shares of common stock which are held directly by Mr. Pfanzelter.
(3)	Consists of 342,857 shares of common stock held directly by Mr. Lambert.
(4)	Consists of 500,000 shares of common stock held directly by Mr. Wulff.
(5)	Consists of 415,643 shares of common stock held directly by Mr. Cohee.
(6)	Consists of 34,000 shares of common stock and warrants to purchase 13,600 shares of common stock which is currently exercisable, held directly by Dr. Theno.
(7)	Consists of 22,666 shares of common stock and warrants to purchase 9,066 shares of common stock which are currently exercisable, held directly by Mr. Otis.
(8)	Consists of 1,666,385 shares of common stock and warrants to purchase 619,999 shares of common stock which are currently exercisable, held directly by Mr. Lee and 1,047,429 shares of common stock which are held by Mr. Lee and his spouse. On October 24, 2014 Tom Y. Lee was appointed to the Board.
(9)	Consists of 850,000 shares of common stock held directly by Mr. Krall, issued pursuant to the Krall Release Agreement discussed above.
(10)	Consists of (a) 40,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, (b) warrants to purchase 658,665 shares of common stock which are currently exercisable and (c) 5,618,980 shares of common stock, held by all directors and executive officers as a group.

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

The following table sets forth, as of July 31, 2014, information with respect to our equity compensation plans, and with respect to certain other options and warrants.

Plan CategoryF	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	462,343	$3.95	108,471
Equity compensation plans not approved by stockholders	—	—	—

Total	462,343	$3.95	108,471

(1)	Includes options only.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Board Composition

We are not currently listed on any national securities exchange or in an inter-dealer quotation system that has established a standard for independence. However, in evaluating the independence of our members and the composition of the committees of our Board of Directors, our Board utilizes the definition of “independence” as that term is defined by applicable listing standards of the NYSE MKT. As of the date of this annual report, our Board consists of three members, four of whom are considered independent as that term is defined by applicable listing standards of the NYSE MKT. Our independent directors include: Messrs. Otis, Lee and Dr. Theno.

Our directors are appointed annually, and hold office until their successors have been elected and qualified or until their earlier death, resignation, disqualification, or removal.

Certain Relationships and Related Transactions

Except as described below and other than Board or employment relationships and compensation resulting from those employment relationships, no director, executive officer, 5% stockholder or immediate family member of any of the foregoing, was a party to any transaction or series of transactions since August 1, 2013 (the beginning of the year ended July 31, 2014), or is to be a party to any currently proposed transaction or series of proposed transactions, in which (i) we were or are to be a participant, (ii) the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at fiscal year-end for the fiscal years ended July 31, 2014 and 2013, which is $16,605, and (iii) any director, executive officer, or immediate family member of any of the foregoing had or will have a direct or indirect material interest.

Transactions with Our Former Executive Officers

Our former Director of Manufacturing and Research and Development, Richard Gumienny, is the son-in-law of Michael L. Krall, our former President, Chief Executive Officer, Interim Chief Financial Officer, and Chairman of the Board. Pursuant to

the terms of Mr. Gumienny’s employment arrangement with us, which has been in effect during the period commencing at the beginning of our fiscal year ended July 31, 2011 and continuing through July 2014, Mr. Gumienny (1) received an annual salary of $101,100, (2) receives certain benefits that are also provided to our other similarly situated employees, which benefits have an approximate annual value of $5,397 for Mr. Gumienny, and (3) is eligible to receive cash bonuses and equity grants at the discretion of management. In accordance with that arrangement, during the fiscal year ended July 31, 2014, Mr. Gumienny was awarded a cash bonus of $20,000 and options to purchase up to 50,000 restricted stock units of in addition to his salary and benefits. Mr. Gumienny resigned from the Company in July 2014.

Our current Accounts Receivable and Accounts Payable Manager, Ashley Gumienny, is the daughter of Michael L. Krall, our former President, Chief Executive Officer, Interim Chief Financial Officer, and Chairman of the Board. Pursuant to the terms of Ms. Gumienny’s employment arrangement with us, which has been in effect during the period commencing at the beginning of our fiscal year ended July 31, 2011 and continuing through the date of this annual report, Ms. Gumienny (1) receives an annual salary of $50,300, (2) receives certain benefits that are also provided to our other similarly situated employees, which benefits have an approximate annual value of $5,397 for Ms. Gumienny, and (3) is eligible to receive cash bonuses and equity grants at the discretion of management. Ms. Gumienny did not receive a cash bonus nor equity grants during the fiscal year ended July 31, 2014.

Our former director, Dennis Brovarone, provided consulting services for us as securities counsel in addition to his services as a director. Pursuant to the terms of Mr. Brovarone’s consulting arrangement with us, which has been in effect during the period commencing at the beginning of our fiscal year ended July 31, 2011 and continuing through the date of this annual report, Mr. Brovarone received annual cash compensation of $60,000 in exchange for his services as a consultant. Such amounts are in addition to the cash, equity or other compensation Mr. Brovarone received in exchange for his services as a director. Please see the table under the heading “Compensation of Directors” of this annual report for further information about Mr. Brovarone’s director compensation.

Separation Arrangements with Our Former Executive Officers and Directors

On August 13, 2013, Michael L. Krall and Donna Singer resigned all positions respectively held by them as officers of the Company by mutual agreement with the Company. Additionally, Dennis Brovarone resigned as a director of the Company.

Michael L. Krall: In connection with Mr. Krall’s separation from the Company, the Company entered into a Purchase, Severance, and Release Agreement effective August 13, 2013 with Mr. Krall (the “Krall Release Agreement”). The Krall Release Agreement provides for a mutual release of all claims between Mr. Krall and the Company. Mr. Krall is also prohibited from engaging in certain competitive activities for the next four years. Pursuant to the Krall Release Agreement, Mr. Krall (i) was paid $25,000 on August 13, 2013; (ii) is entitled to receive $30,000 per month for 18-months following August 13, 2013, during which time Mr. Krall shall provide consulting services to the Company, and (iii) is due the amount of his continued health insurance coverage until 18-months following August 13, 2013. In consideration of Mr. Krall’s transfer to the Company of certain enumerated intellectual property rights, the Company also (i) paid Mr. Krall the sum of $125,000 on August 13, 2013; and, (ii) issued to Mr. Krall 850,000 shares of common stock on August 21, 2013 (the “Krall Shares”). The Krall Shares are subject to certain registration rights intended to register the Krall Shares. The Krall Shares are also subject to a Voting Support Agreement and Irrevocable Proxy (the “Krall Proxy”). The Krall Proxy gives our CEO the right to vote the Krall Shares for so long as Mr. Krall owns the Krall Shares.

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

Dennis Brovarone: In connection with Mr. Brovarone’s separation from the Company, we entered into a Settlement and Release Agreement effective August 13, 2013 with Mr. Brovarone (the “Brovarone Release Agreement”). The Brovarone Release Agreement provides for a mutual release of all claims between Mr. Brovarone and the Company. Mr. Brovarone shall be paid $91,332.77 (the “Brovarone Amount”) as follows: (i) starting November 11, 2013 the Brovarone Amount shall be subject to 2% interest per annum; (ii) starting December 11, 2013 and continuing on the same day of each month for 60-months the Company shall pay $1,600.86; (iii) the Company shall have the right to prepay without penalty upon 30-days’

notice; and, (iv) Brovarone shall have the right to convert the then outstanding balance of the Brovarone Amount, at any time and with 10-days’ advance notice, into common stock at a conversion price equal to the average closing price for our common stock on the principal market on which our common stock is then listed or quoted for the ten trading days immediately preceding the date of the conversion notice.

For information with respect to the compensation paid to our executive officers and directors, see heading “Executive Compensation” of this annual report.

Arrangements Related to Board and Management Changes

Pillar Marketing Group, Inc.: On August 13, 2013 we entered into a services agreement (the “Pillar Services Agreement”) with Pillar Marketing Group, Inc. (“Pillar”), as amended on October 2, 2014. The Pillar Services Agreement provides, among other things, that Pillar shall serve as our exclusive provider of general advisory services regarding corporate finance, capital raising activities, merger and acquisition transactions, and other related endeavors. Pillar is to be paid the sum of $25,000 per month plus, upon consummation of any transaction involving the acquisition, merger, or combination, or similar transaction of or with another company, we are to issue Pillar that number of our shares of our common stock which equals to three percent (3%) of our issued and outstanding shares determined on a fully diluted basis post-transaction. Additionally, pursuant to the Pillar Services Agreement and for corporate reorganization services previously provided by Pillar, we issued 550,000 shares of common stock, (300,000 shares for certain corporate reorganization services previously provided and 250,000 for general advisory services pursuant to the services agreement) with a value of $385,000, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act. We also paid Pillar the amount of $150,000 for corporate reorganization services previously provided. The reorganization services were for general corporate restructuring advice in connection with the corporate restructuring effected in August 2013. The Pillar Services Agreement provides for a term of 24 months, which renews automatically for additional 24 month terms unless either party provides prior written notice of termination. Immediately upon the renewal we are to issue to Pillar an additional two hundred fifty thousand (250,000) shares of our common stock.

Wulff Services, Inc.: On August 13, 2013 we issued 250,000 shares of common stock, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act, with a value of $175,000, for corporate finance and restructuring activities to Wulff Services Inc. (“Wulff Services”). Wulff Services is primarily owned by our current Chief Financial Officer and Chief Operation Officer, Peter C. Wulff.

Cohee Director Agreement: On August 13, 2013, we appointed Mr. Cohee to serve as a member of the Board and on September 17, 2013, we entered into a letter agreement with Mr. Cohee. Mr. Cohee’s letter agreement provides that his initial term will be for one year. In connection with his execution of the letter agreement, we are obligated to issue him 250,000 shares of our common stock pursuant to a restricted stock unit agreement in the form of a non-employee RSU award. Additionally, we will pay him an annual retainer fee of $60,000, payable quarterly. Additionally, he acknowledges and agrees that in order to satisfy certain rules for public companies he may be required to serve on one or more of the Board’s Audit Committee, Compensation Committee, and/or Nominating and Governance Committee, and that such committee assignments will be agreed between him and the Company, and that he will be compensated for such service. His letter agreement also provides that he will also be subject to certain confidentiality obligations. On April 24, 2014, the Company and Gary Cohee entered into an amendment to the Cohee Director Agreement to provide for a monthly consulting fee for certain investor relations activities.

Further, during the fiscal year ended July 31, 2014, we issued 415,643 shares of common stock, in exchange for previous services provided, valued at $376,000, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act, and paid $160,000 to Mr. Cohee and/or his affiliates for financial advisor services. The shares were issued and payment made to Mr. Cohee and/or his affiliates for his services.

Transactions with our Director Tom Y. Lee

Mr. Lee will receive certain benefits in accordance with the Company’s non-employee director compensation program. Additionally, since August 1, 2013, Mr. Lee and the Company have entered into the following equity investment transactions:

•	On October 1, 2013, Mr. Lee and his spouse purchased an aggregate of 246,429 shares of Common Stock for $172,500.

•	On October 1, 2013, Mr. Lee exercised an outstanding warrant for 250,000 shares of Common Stock for an aggregate exercise price of $162,500.

•	On December 10, 2013, Mr. Lee and his spouse purchased an aggregate of 800,000 shares of Common Stock for $800,000. In connection with his participation in the August 2014 Financing (as defined below), Mr. Lee and his spouse received warrants to purchase up to an aggregate of 266,666 shares of Common Stock at an exercise price of $0.01 per share related to the shares they acquired in the December 10, 2013 financing. The Company issued the warrant to lower the cost average price Mr. Lee and his spouse paid for their shares in the December 10, 2013 financing to $0.75 per share.

•	On March 3, 2014, Mr. Lee and his spouse purchased an aggregate of 100,000 shares of Common Stock for $100,000. In connection with his participation in the August 2014 Financing, Mr. Lee and his spouse received warrants to purchase up to an aggregate of 33,333 shares of Common Stock at an exercise price of $0.01 per share. The Company issued the warrants to lower the cost average price Mr. Lee and his spouse paid for their shares in the March 3, 2014 financing to $0.75 per share.

•	On August 23, 2014, the Company completed the first closing of a private placement in which it issued Units at a purchase price of $0.75 per Unit, with each Unit consisting of one share of common stock and a warrant to purchase 0.4 of a share of common stock with an exercise price of $0.75 per share (the “August 2014 Financing”). On August 29, 2014, Mr. Lee and his spouse invested an aggregate of $600,000 in the second closing of the August 2014 Financing, acquiring an aggregate of 800,000 shares of Common Stock and warrants to purchase up to 320,000 shares of Common Stock at an exercise price of $0.75 per share.

Compensation of Our Current Directors and Executive Officers

For information with respect to the compensation offered to our current directors and executive officers, please see the descriptions under the heading “Executive Compensation” of this annual report.

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

Item 14.  Principal Accounting Fees and Services

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Mayer Hoffman McCann P.C. for the years ended July 31, 2014 and 2013. Mayer Hoffman McCann P.C. leases substantially all of its personnel, who work under the control of Mayer Hoffman McCann P.C. shareholders, from wholly-owned subsidiaries of CBIZ, Inc., including CBIZ MHM, LLC, in an alternative practice structure. All fees described below were approved by the Board or the Audit Committee:

	For the years ended July 31,
	2014	2013
Audit Fees (1)	$124,000	$152,500
Tax Fees (2)	$9,300	9,000

Total Fees	$133,300	$161,500

(1)	Audit Fees include fees for services rendered for the audit and quarterly reviews of our financial statements, including our Annual Report on Form 10-K and our periodic reports, and fees incurred related to the filings of registration statements.
(2)	Tax Fees consist of amounts billed by an affiliate of our independent auditors for services in connection with the preparation of our federal and state tax returns.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) (1)	The list of financial statements filed in response to Part II, Item 8 is set forth at the end of this Annual Report.

(2)	Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	The following exhibits are filed as part of this Annual Report pursuant to Item 601 of Regulation S-K:

2.1	Agreement and Plan of Merger, dated as of March 24, 2011, by and between Pure Bioscience and Pure Bioscience, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on March 25, 2011)

3.1	Certificate of Incorporation of Pure Bioscience, Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

3.1.1	Certificate of Amendment to Certificate of Incorporation of Pure Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

3.2	Bylaws of Pure Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

3.2.1	Amendment to the Bylaws of Pure Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

4.1	Form of Investor Warrant (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed with the SEC on May 22, 2009)

4.2	Form of Investor Warrant (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed with the SEC on September 2, 2009)

4.3	Wharton Capital Markets LLC Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on March 16, 2012)

4.4	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on September 13, 2012)

4.5	Morrison & Foerster LLP Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on January 31, 2013)

4.6	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC April 23, 2013)

4.7	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC August 27, 2014)

10.1	PURE Bioscience 2007 Equity Incentive Plan (incorporated by reference from Exhibit 10.15.8 to the Annual Report on Form 10-K, filed with the SEC on October 14, 2008)

10.2 #	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.3	Purchase Agreement, dated December 14, 2011, by and between Pure Bioscience, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 15, 2011)

10.4	Purchase Agreement, dated December 15, 2011, by and between Pure Bioscience, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on December 15, 2011)

10.5	Registration Rights Agreement, dated December 15, 2011, by and between Pure Bioscience, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on December 15, 2011)

10.6	Warrant, dated February 3, 2012, issued by Pure Bioscience, Inc. to Wharton Capital Markets LLC (incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q filed with the SEC on March 16, 2012)

10.7	First Amendment to Purchase Agreement, dated April 5, 2012, by and between Pure Bioscience, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.15 of the Registration Statement on Form S-1 filed with the SEC on April 10, 2012)

10.8	Securities Purchase Agreement, dated June 26, 2012, by and between Pure Bioscience, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on June 29, 2012)

10.9	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the SEC on June 29, 2012)

10.10	Securities Purchase Agreement, dated June 29, 2012, among Pure Bioscience, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 6, 2012)

10.11	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on July 6, 2012)

10.12	Addendum to Transaction Documents, dated July 5, 2012, by and among Pure Bioscience, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K/A filed with the SEC on July 13, 2012)

10.13	Settlement Agreement, effective July 9, 2012, among Pure Bioscience, Inc. Richmont Sciences, LLC, Richmont Holdings, Inc., Richmont Corporation, IV-7 Direct, LLC, and The Coalition to Save Pure (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 12, 2012)

10.14	Second Addendum to Transaction Documents, dated August 20, 2012, by and between Pure Bioscience, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on September 14, 2012)

10.15	Third Addendum to Transaction Documents, dated August 20, 2012, by and between Pure Bioscience, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on September 14, 2012)

10.16	Underwriting Agreement, dated September 11, 2012, by and between Pure Bioscience, Inc. and Aegis Capital Corp. (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed with the SEC on September 13, 2012)

10.17	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on September 13, 2012)

10.18	Letter Agreement, dated as of January 25, 2013, between Pure Bioscience, Inc., and Morrison & Foerster LLP (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 31, 2013)

10.19	Promissory Note, dated as of January 25, 2013, in favor of Morrison & Foerster LLP (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 31, 2013)

10.20	Securities Purchase Agreement, dated as of April 16, 2013, between Pure Bioscience, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on April 23, 2013)

10.21	Registration Rights Side Letter Agreement, dated as of April 16, 2013, between Pure Bioscience, Inc. and Harmony Bioscience, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on April 23, 2013)

10.22	Securities Purchase Agreement, dated as of April 24, 2013, between Pure Bioscience, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on April 29, 2013)

10.23	Registration Rights Side Letter Agreement, dated as of April 23, 2013, between Pure Bioscience, Inc. and Sentinel Capital Solutions, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on April 29, 2013)

10.24	Form of Common Stock Purchase Agreement dated as of August 13, 2013 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on August 20, 2013)

10.25	Services Agreement dated as of August 13, 2013, between Pure Bioscience, Inc. and Pillar Marketing Group, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on August 20, 2013)

10.26 #	Purchase, Severance, and Release Agreement dated as of August 13, 2013 between Pure Bioscience, Inc. and Michael L. Krall (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on August 20, 2013)

10.27	Voting Support Agreement and Irrevocable Proxy dated as of August 13, 2013 between Pure Bioscience, Inc. and Michael L. Krall (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC on August 20, 2013)

10.28 #	Purchase, Severance, and Release Agreement dated as of August 13, 2013 between Pure Bioscience, Inc. and Donna Singer (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the SEC on August 20, 2013)

10.29	Voting Support Agreement and Irrevocable Proxy dated as of August 13, 2013 between Pure Bioscience, Inc. and Donna Singer (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed with the SEC on August 20, 2013)

10.30 #	Settlement and Release Agreement dated as of August 13, 2013 between Pure Bioscience, Inc. and Dennis Brovarone (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K filed with the SEC on August 20, 2013)

10.31	Subscription Agreement dated as of October 14, 2013 between Pure Bioscience, Inc. and purchaser identified on Exhibit A attached thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on October 15, 2013)

10.32 #	Director Agreement dated as of September 17, 2013 between Pure Bioscience, Inc. and Gary D. Cohee (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.33 #	Employment Agreement dated as of October 23, 2013 between Pure Bioscience, Inc. and Henry R. Lambert (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.34 #	Employment Agreement dated as of October 23, 2013 between Pure Bioscience, Inc. and Peter C. Wulff (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.35 #	Chairman Agreement dated as of October 23, 2013 between Pure Bioscience, Inc. and Dave J. Pfanzelter (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.36 #	Form of RSU Agreement between Pure Bioscience, Inc. and Non-employee directors (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.37 #	RSU Agreement dated as of October 23, 2013 between Pure Bioscience, Inc. and Henry R. Lambert (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.38 #	RSU Agreement dated as of October 23, 2013 between Pure Bioscience, Inc. and Peter C. Wulff (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.39 #	RSU Agreement dated as of October 23, 2013 between Pure Bioscience, Inc. and Dave J. Pfanzelter (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.40	Form of Subscription Agreement, dated November 18, 2013 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on November 18, 2013

10.41	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.42	Payoff Agreement, dated as of December 18, 2013, by and between Pure Bioscience, Inc. and Morrison & Foerster LLP (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed with the SEC on March 13, 2014)

10.43	Strategic Collaboration Agreement, dated December 11, 2013, by and between Pure Bioscience, Inc. and Intercon Chemical Company (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed with the SEC on March 13, 2014)

10.44	Form of Subscription Agreement, (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on April 29, 2014)

10.45	Amendment to Director Agreement dated as of April 24, 2014, between Pure Bioscience, Inc. and Gary D. Cohee (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014)

10.46	Securities Purchase Agreement, dated August 22, 2014 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on August 27, 2014)

10.47	Registration Rights Agreement, dated August 22, 2014 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on August 27, 2014)

10.48	Amendment to Services Agreement, dated October 2, 2014, between Pure Bioscience, Inc. and Pillar Marketing Group, Inc. (incorporated by reference to Exhibit 10.48 of the Registration Statement on Form S-1 filed with the SEC on October 10, 2014)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K, filed with the SEC on October 13, 2009)

23.1 *	Consent of Mayer Hoffman McCann P.C.

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	The following materials from the Company’s Annual Report on Form 10-K for the annual period ended July 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as at July 31, 2014 and 2013; (ii) Consolidated Statements of Operations for the years ended July 31, 2014 and 2013; (iii) Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the years ended July 31, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

*	Filed herewith
#	Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE BIOSCIENCE, INC.	DATE

/s/ HENRY R. LAMBERT	October 28, 2014
Henry R. Lambert Chief Executive Officer

/s/ PETER C. WULFF	October 28, 2014
Peter C. Wulff Chief Financial Officer / Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ HENRY R. LAMBERT	CEO, Director	October 28, 2014
Henry R. Lambert

/s/ DAVE J. PFANZELTER	Chairman, Director	October 28, 2014
Dave J. Pfanzelter

/s/ GARY D. COHEE	Director	October 28, 2014
Gary D. Cohee

/s/ DR. DAVID THENO, JR.	Director	October 28, 2014
Dr. David Theno, Jr.

/s/ WILLIAM OTIS	Director	October 28, 2014
William Otis

/s/ TOM Y. LEE	Director	October 28, 2014
Tom Y. Lee

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pure Bioscience, Inc.

We have audited the accompanying consolidated balance sheets of Pure Bioscience, Inc. (“the Company”) as of July 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pure Bioscience, Inc. as of July 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

October 28, 2014

Pure Bioscience, Inc.

Consolidated Balance Sheets

	July 31,	July 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$86,000	$32,000
Accounts receivable, net	47,000	18,000
Inventories, net	249,000	365,000
Prepaid expenses	96,000	71,000

Total current assets	478,000	486,000
Property, plant and equipment, net	36,000	146,000
Patents, net	1,345,000	1,430,000

Total assets	$1,859,000	$2,062,000

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$1,096,000	$1,134,000
Restructuring liability	323,000	—
Note payable, current	—	368,000
Accrued liabilities	401,000	600,000
Derivative liability	9,000	51,000

Total current liabilities	1,829,000	2,153,000
Note payable, less current portion	—	887,000
Deferred rent	13,000	13,000

Total liabilities	1,842,000	3,053,000

Commitments and contingencies (See Note 7)
Stockholders’ equity (deficit)
Preferred stock, $0.01 par value:
5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value:
100,000,000 shares authorized, 29,394,940 shares issued and outstanding at July 31, 2014, and 12,569,503 shares issued and outstanding at July 31, 2013	295,000	126,000
Additional paid-in capital	80,943,000	69,054,000
Accumulated deficit	(81,221,000)	(70,171,000)

Total stockholders’ equity (deficit)	17,000	(991,000)

Total liabilities and stockholders’ equity (deficit)	$1,859,000	$2,062,000

See accompanying notes.

Pure Bioscience, Inc.

Consolidated Statements of Operations

	Year Ended
	July 31,
	2014	2013
Net product sales	$550,000	$820,000
Operating costs and expenses
Cost of goods sold	344,000	565,000
Selling, general and administrative	5,056,000	5,154,000
Research and development	1,032,000	1,169,000
Share-based compensation	2,958,000	720,000
Other share-based expenses	308,000	—
Restructuring costs	2,754,000	—
Impairment of patents	—	551,000

Total operating costs and expenses	12,452,000	8,159,000

Loss from operations	(11,902,000)	(7,339,000)
Other income (expense)
Change in derivative liability	(55,000)	268,000
Interest expense, net	(10,000)	(593,000)
Gain on extinguishment of debt	727,000	—
Other income (expense), net	190,000	(7,000)

Total other income (expense)	852,000	(332,000)

Net loss	$(11,050,000)	$(7,671,000)

Basic and diluted net loss per share	$(0.43)	$(0.71)

Shares used in computing basic and diluted net loss per share	25,609,548	10,838,140

See accompanying notes.

Pure Bioscience, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, July 31, 2012	6,644,555	67,000	63,251,000	(62,500,000)	818,000
Issuance of common stock in a registered offering, net	4,341,615	43,000	4,184,000	—	4,227,000
Issuance of common stock in a private placement, net	1,183,333	12,000	427,000	—	439,000
Share-based compensation expense - stock options	—	—	701,000	—	701,000
Share-based compensation expense - restricted stock	—	—	19,000	—	19,000
Warrants issued in connection with note payable	—	—	245,000	—	245,000
Issuance of common stock for consulting agreements	400,000	4,000	227,000	—	231,000
Net loss				(7,671,000)	(7,671,000)

Balance, July 31, 2013	12,569,503	$126,000	$69,054,000	$(70,171,000)	$(991,000)
Issuance of common stock in private placements, net	12,082,194	123,000	6,494,000	—	6,617,000
Shares issued in connection with financings	415,643	4,000	(4,000)	—	—
Share-based compensation expense - stock options	—	—	80,000	—	80,000
Share-based compensation expense - restricted stock units	—	—	2,878,000	—	2,878,000
Shares issued in connection with severance agreements	1,165,000	11,000	814,000	—	825,000
Stock issued to investors to amend subscription agreements	218,938	2,000	283,000	—	285,000
Stock issued for services	20,000	—	25,000	—	25,000
Issuance of common stock for consulting agreements	1,100,000	11,000	759,000	—	770,000
Issuance of common stock for the cashless exercise of warrants	100,662	1,000	(1,000)	—	—
Settlement of warrant liability	—	—	97,000	—	97,000
Issuance of common stock upon vesting of restricted stock units	1,205,000	12,000	(12,000)	—	—
Issuance of penalty warrants	—	—	23,000	—	23,000
Warrants issued for services provided	—	—	121,000	—	121,000
Issuance of common stock upon exercise of warrants	518,000	5,000	332,000	—	337,000
Net loss				(11,050,000)	(11,050,000)

Balance, July 31, 2014	29,394,940	$295,000	$80,943,000	$(81,221,000)	$17,000

See accompanying notes.

Pure Bioscience, Inc.

Consolidated Statements of Cash Flows

	Year Ended July 31,
	2014	2013
Operating activities
Net loss	$(11,050,000)	$(7,671,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,958,000	720,000
Stock issued for services	25,000	—
Warrants issued for services	121,000	—
Amortization of stock issued for services	679,000	255,000
Stock issued under severance agreements	825,000	—
Stock issued to investors to amend subscription agreements	285,000	—
Settlement of vendor payables	182,000	—
Fair value of penalty warrants issued	23,000	—
Gain on extinguishment of debt	(727,000)	—
Gain on fixed asset sale	(7,000)	—
Depreciation and amortization	248,000	311,000
Change in fair value of derivative liability	55,000	(268,000)
Inventory reserve	128,000	347,000
Impairment of patents	—	551,000
Troubled debt restructuring loss	—	25,000
Amortization of deferred financing costs	—	215,000
Amortization of debt discount	—	371,000
Changes in operating assets and liabilities:
Accounts receivable	(29,000)	82,000
Inventories	(12,000)	149,000
Prepaid expenses	66,000	37,000
Accounts payable and accrued liabilities	(96,000)	962,000
Deferred rent	—	10,000

Net cash used in operating activities	(6,326,000)	(3,904,000)

Investing activities
Investment in patents	(91,000)	(219,000)
Proceeds from sale of fixed assets	66,000	—
Purchases of property, plant and equipment	(21,000)	(12,000)

Net cash used in investing activities	(46,000)	(231,000)

Financing activities
Net proceeds from the sale of common stock	6,617,000	4,666,000
Net proceeds from the exercise of warrants	337,000	—
Payment of Bridge Loan	—	(1,333,000)
Payment on note payable	(528,000)	(43,000)

Net cash provided by financing activities	6,426,000	3,290,000

Net increase (decrease) in cash and cash equivalents	54,000	(845,000)
Cash and cash equivalents at beginning of year	32,000	877,000

Cash and cash equivalents at end of year	$86,000	$32,000

Supplemental disclosure of cash flow information
Cash paid for taxes	$4,000	$1,600
Supplemental disclosure of non-cash investing and financing activities
Common stock issued for prepaid services	$175,000	$231,000
Common stock issued in connection with financing	$376,000	$—
Settlement of warrant liability	$97,000	$—
Issuance of common stock for the cashless exercise of warrants	$1,000	$—
During the fiscal year ended July 31, 2013, we recorded a reduction of approximately
$1,519,000 in accounts payable in exchange for a note payable of $1,125,000, accrued interest of $174,000, and warrants valued at $245,000, with a resulting $25,000 restructuring loss.

See accompanying notes.

Pure Bioscience, Inc.

Notes to Consolidated Financial Statements

1. Organization and Business

All references to “PURE,” “we”, “our,” and “us” refer to Pure Bioscience, Inc. and our wholly owned subsidiary.

Pure Bioscience, Inc. is focused on developing and commercializing our proprietary antimicrobial products that provide solutions to the health and environmental challenges of pathogen and hygienic control. Our technology platform is based on patented stabilized ionic silver, and our initial products contain silver dihydrogen citrate, or SDC. SDC is a broad-spectrum, non-toxic antimicrobial agent that is manufactured as a liquid delivered in various concentrations. We currently distribute and contract the manufacture and distribution of, our SDC-based disinfecting and sanitizing products, which are registered by the Environmental Protection Agency, or EPA. We also contract manufacture and sell SDC-based formulations to manufacturers for use as a raw material ingredient in the production of personal care products. We believe our technology platform has potential application in a number of industries. We intend to focus our current resources on providing food safety solutions to the food industry

We were incorporated in the state of California in August 1992 as Innovative Medical Services. In September 2003, we changed our name to Pure Bioscience. In March 2011, we reincorporated in the state of Delaware. We operate in one business segment.

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

Liquidity

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financings, and revenue from product sales and license agreements. We have a history of recurring losses, and as of July 31, 2014 we have incurred a cumulative net loss of $81,221,000.

As of July 31, 2014, we had $86,000 in cash and cash equivalents, and $1,829,000 of current liabilities. As of July 31, 2014, we had no long term debt.

Subsequent to July 31, 2014, we received approximately $7.49 million in connection with private placements (see Note 13).

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

We believe our available cash received from financings subsequent to our year ended July 31, 2014, our current efforts to market and sell our products, and our ability to significantly reduce expenses, will provide sufficient cash resources to satisfy our needs over the next 12 months. However, we do not yet have, and we may never have, significant cash inflows from product sales or from other sources of revenue to offset our ongoing and planned investments in, research and development projects, regulatory submissions, business development activities, and sales and marketing, among other investments. Some or all of our ongoing or planned investments may not be successful. In addition, irrespective of our cash resources, we may be contractually or legally obligated to make certain investments which cannot be postponed.

Recent Corporate Developments

New Board of Directors and Management Team

On August 13, 2013, the following managerial and corporate governance changes occurred to create a new Board of Directors, or Board, and management team:

•	Michael L. Krall, Donna Singer, and Dennis Brovarone resigned as members of the Board;

•	Michael L. Krall, Donna Singer, and Dennis Atchley resigned all positions respectively held by them as officers of the Company;

•	Dave J. Pfanzelter was appointed by the Board to be the Chairman of the Board;

•	Dave J. Pfanzelter was appointed by the Board to serve as Interim Chief Executive Officer;

•	Gary D. Cohee was appointed by the Board to serve as a member of the Board; and

•	Peter C. Wulff was appointed by the Board to serve as Chief Financial Officer, Chief Operating Officer, and Corporate Secretary.

On July 22, 2013, Jon Carbone and Paul Maier resigned as directors of the Company and as members of the Audit and Compensation Committees.

On September 10, 2013, the Board appointed Henry R. Lambert to serve as Chief Executive Officer and a member of the Board. In connection with the hiring of Henry R. Lambert to serve as our Chief Executive Officer, Dave J. Pfanzelter resigned his position as our Interim Chief Executive Officer. Mr. Pfanzelter continues to render significant services to us and continues to serve as our Chairman of the Board.

In October 2013, we appointed three additional members to the Board; Dr. David Theno, Jr., Craig Culver and William Otis. On April 9, 2014, Craig Culver resigned from the Board.

On October 24, 2014, we appointed Tom Y. Lee, CPA, to the Board. The Board now consists of six members who provide professional experience in business and finance; food science and food safety; and foodservice and food manufacturing.

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

Reclassification

Certain reclassifications have been made to prior period amounts to conform to current period presentation. These reclassifications did not have an impact on our results of operations or financial condition as of and for the years ended July 31, 2014 and 2013.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities from purchase date of three months or less.

Fair Value of Financial Instruments

Certain of our financial instruments—including cash and cash equivalents, accounts receivable, inventories, prepaid expenses, accounts payable, accrued liabilities, note payable and deferred rent are carried at cost, which is considered to be representative of their respective fair values because of the short-term nature of these instruments. Our loan payable and derivative liabilities are carried at estimated fair value (see Note 5 and 6).

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

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. Estimates of allowances for doubtful accounts are determined based on historical payment patterns and individual customer circumstances. The allowance for doubtful accounts was zero at July 31, 2014 and 2013.

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

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the year ended July 31, 2013 we incurred $551,000 of expense relating to the impairment of long-lived assets (See Note 3). No impairment expense was recorded during the year ended July 31, 2014.

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

Shipping and Handling Costs

Shipping and handling costs incurred by us for product shipments are included in cost of goods sold and were minimal for the years ended July 31, 2014 and 2013.

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

During the year ended July 31, 2014, the Company recorded other income of approximately $182,000 related to accounts payable vendor settlements, which is included in other income (expense).

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments. For the years ended July 31, 2014 and 2013, our comprehensive loss consisted only of net loss.

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

Net Loss Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Our diluted net loss per common share is the same as our basic net loss per common share because we incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an antidilutive effect. As of July 31, 2014 and 2013, the number of shares issuable upon the exercise of stock options, the vesting of restricted stock units, and the exercise of warrants, none of which are included in the computation of basic net loss per common share, was 6,136,355 and 1,877,876 respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers, (“ASU 2014-09”) an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or GAAP. The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. ASU 2014-09 will be effective for the Company in the first quarter of fiscal year 2018 and may be applied on a full retrospective or modified retrospective approach. The Company is currently evaluating the potential impact that adoption of this standard may have on its financial statements.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, No. 2014-12 “Compensation – Stock Compensation” (Topic 718). The ASU provides guidance for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The amendment requires a performance target that affects vesting and that could be achieved after requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that such performance condition would be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. Those amendments are effective for annual reporting periods beginning after December 15, 2015, and interim periods therein. The Company is currently evaluating the potential impact that adoption of this standard may have on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not intend to early adopt this standard. The Company does not expect the adoption of this standard to have an impact on its financial statements.

3. Balance Sheet Details

Inventories consist of the following:

	July 31,
	2014	2013
Raw materials	$102,000	$70,000
Finished goods	147,000	295,000

	$249,000	$365,000

During the fiscal year ended July 31, 2014, we established a reserve of $128,000 for slow moving finished goods inventory that was manufactured in prior years. During the fiscal year ended July 31, 2013, we established an inventory reserve of $347,000. The majority of the reserve related to components such as, plastic bottles, spray triggers, miscellaneous plastics, and numerous corrugated cardboard configurations.

In addition, during the fiscal year ended July 31, 2014, we received $20,000 from the sale of inventory which was previously reserved during the fiscal year ended July 31, 2013. During the fiscal year ended July 31, 2013, we received $58,000 from the sale of silver held in inventory. At the time of sale, the silver had a book value of $40,000. The $20,000 gain on sale of inventory sold during the current fiscal year and the $18,000 gain on sale of silver sold during the prior fiscal year is reflected in the other income (expense) section of the consolidated statement of operations.

Property, plant, and equipment consist of the following:

	July 31,
	2014	2013
Computers and equipment	$508,000	$921,000
Furniture and fixtures	21,000	21,000
Leasehold improvements	622,000	622,000

	1,151,000	1,564,000

Less accumulated depreciation	(1,115,000)	(1,418,000)

	$36,000	$146,000

Depreciation expense was $71,000 and $123,000 for the years ended July 31, 2014 and 2013, respectively.

Patents consist of the following:

	July 31,
	2014	2013
Patents	$3,482,000	$3,389,000
Less accumulated amortization	(2,137,000)	(1,959,000)

	$1,345,000	$1,430,000

Due to the significant changes in our strategic business objectives and utilization of our assets, we have determined cost associated with the pending patent applications in numerous foreign geographic locations have been impaired. As a result, during the year ended July 31, 2013, we reduced the carrying value of our patents and recorded a $551,000 patent impairment. There were no patent impairments during our fiscal year ended July 31, 2014.

Patent amortization expense was $177,000 and $188,000 for the years ended July 31, 2014 and 2013, respectively. At July 31, 2014, the weighted average remaining amortization period for all patents was approximately eight years. The annual patent amortization expense for the next five years is estimated to be approximately $183,000 per year.

4. Promissory Note

On January 25, 2013, we entered into a Letter Agreement (the “Agreement”) with Morrison & Foerster LLP (“Morrison”). Under the terms of the Agreement, we issued a Promissory Note (the “Note”) in favor of Morrison in the principal amount of $1,125,000. In consideration for the Note, Morrison agreed to waive $1,519,000 of amounts due and payable to Morrison for legal services rendered. The Note bore interest at the rate of 7.5% per annum, but the then outstanding balance would accrue interest at the rate of 10% per annum upon the occurrence of an event of default (as defined in the Note). Beginning March 31, 2013, and on or before the last business day of each calendar month thereafter, we were required to pay all accrued but unpaid interest on the then unpaid amount of outstanding principal. Beginning on February 28, 2014, we were required to pay equal monthly principal installments of approximately $47,000, plus interest. We could prepay the outstanding balance under the Note in full or in part at any time, which would result in a discount of the then outstanding balance. The Note was to mature on February 28, 2016, unless accelerated pursuant to an event of default or upon the consummation of a change of control. As a result of the Agreement, we reclassified the amount due and payable to Morrison from accounts payable to note payable during the fiscal year ended July 31, 2013.

In consideration for Morrison’s acceptance of the Note, we issued Morrison a warrant to purchase 375,000 shares of our common stock at an exercise price of $0.83 per share. The warrant was exercisable immediately and expires on January 24, 2018. The warrant may be exercised by Morrison with a cash payment or, in lieu thereof, at its election, through a net exercise, as set forth in the warrant agreement. Neither the warrant nor the shares to be issued upon exercise thereof are registered for sale or resale under the Securities Act of 1933, as amended (the “Securities Act”), and have been or will be issued in reliance on an exemption from registration under the Securities Act pursuant to Section 4(a)(2) thereof based on the offering of such securities to one investor and the lack of any general solicitation or advertising in connection with such issuance. We determined that the warrants issued in connection with the Note were equity instruments and did not represent derivative instruments. The fair value of the warrants issued to Morrison was $245,000, based on the Black-Scholes valuation method assuming no dividend yield, volatility of 134%, a risk-free interest rate of 0.35%, and an expected life of 5 years.

This transaction was accounted for as a troubled debt restructuring. During the year ended July 31, 2013, we recorded $25,000 of other expense resulting from the excess of the total cash outflows under the troubled debt restructuring, plus the expense related to the fair value of the warrant issued in conjunction with the debt, over the carrying amount of the Morrison payables prior to the restructuring. In accordance with the applicable guidance, interest to be paid under the Note of approximately $174,000 was added to the carrying amount of the Note, and future payments of interest were to be reflected as a reduction to the carrying amount of the debt.

During the fiscal year ended July 31, 2014, we entered into a Promissory Note Payoff Agreement (“Payoff Agreement”) with Morrison. Under the Payoff Agreement, we paid $500,000 in cash to Morrison to extinguish $1,227,000 in unsecured debt owed to Morrison under the Note, dated January 25, 2013. We have no further obligations or liability under the Note. As a result of the Payoff Agreement, we recorded a gain of $727,000 that is reflected in the other income (expense) section of the consolidated statement of operations.

During the fiscal year ended July 31, 2014, prior to the Payoff Agreement, we paid $28,000 under the terms of the Note. During the fiscal year ended July 31, 2013, we paid $43,000 under the terms of the Note.

5. Convertible Note and Derivative Liability

On June 26, 2012 and July 10, 2012 we received an aggregate of $1,200,000 in cash consideration from nine lenders in exchange for our issuance to such lenders of secured convertible promissory notes, or the Convertible Notes, in an aggregate principal amount of $1,333,000 and certain other consideration (including shares of our common stock and warrants to acquire shares of our common stock). We refer to such transaction as the “Bridge Loan”. Pursuant to the terms of the Convertible Notes and the other agreements entered in connection with the Bridge Loan, all amounts owed thereunder became due and payable upon the closing of our underwritten public offering on September 17, 2012 (See Note 8), and accordingly all such amounts were repaid during the year ended July 31, 2013. Due to the repayment of the Bridge Loan the debt discounts and deferred financing costs related to the Bridge Loan of $371,000 and $215,000, respectively, were recorded as interest expense during the year ended July 31, 2013.

While outstanding, the Convertible Notes were secured by a lien on all of our assets pursuant to a security agreement entered in connection with the Bridge Loan, and 575,000 shares of our common stock (later reduced to 500,000 shares pursuant to an amendment effective September 6, 2012), were issued in the name of an escrow agent as additional collateral for the timely repayment of the Notes which were cancelled pursuant to our full repayment of the Bridge Loan. Additionally, the Convertible Notes could have been converted into shares of our common stock if the entire balance owed thereunder was not repaid by December 26, 2012 or an earlier event of default occurred. The conversion price of the Convertible Notes as of July 31, 2012 was $3.28 per share, subject to adjustment as set forth in the Notes, including adjustment of the conversion price to the sale price to the public of shares of our common stock issued in a registered public offering, if lower, closed within the 60-day period commencing on June 26, 2012, if any. We analyzed the nature of the conversion terms of the Convertible Notes and determined that the conversion feature required derivative liability classification in accordance with authoritative guidance (See Note 6). At issuance, the fair value of the conversion feature totaled $33,000. Due to the repayment of the Bridge Loan in September 2012, the derivative liability related to the conversion feature was settled during the year ended July 31, 2013 and, as such, there is no related liability as of July 31, 2013 and 2014. The change in fair value of $33,000 was recorded as a change in derivative liability in the consolidated statement of operations in 2013.

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

We recorded the fair value of the warrants issued in connection with the Bridge Loan as a warrant liability due to anti-dilution provisions requiring the strike price of the warrants to be adjusted if we subsequently issue common stock at a lower stock price. The Company revalues the warrants at the end of each reporting period. The fair value of the warrants at July 31, 2014 and July 31, 2013 was $9,000 and $51,000, respectively. The change in fair value of the warrant liability for the fiscal years ended July 31, 2014 and 2013 was a decrease of $55,000, and an increase of $268,000, respectively, which was recorded as a change in derivative liability in the consolidated statements of operations.

During the fiscal year ended July 31, 2014, there were net exercises on an aggregate of 122,711 of the warrants issued in connection with the Bridge Loan, which resulted in the issuance of 100,662 shares of our common stock. As these warrants were net exercised, as permitted under the respective warrant agreements, we did not receive any cash proceeds. The warrants were revalued as of the settlement dates, and the change in fair value was recognized to earnings. The Company also recognized a reduction in the warrant liability based on the fair value as of the settlement date for the warrants exercised, with a corresponding increase in additional paid-in capital. As of July 31, 2014, there are 9,709 warrants outstanding that were issued in connection with the Bridge Loan.

The estimated fair value of the derivative liability was computed using a Monte Carlo option pricing model based the following assumptions:

	July 31,	July 31,
	2014	2013
Volatility	163.5%	144.5%
Risk-free interest rate	0.98%	0.97%
Dividend yield	0.0%	0.0%
Expected life	2.4 years	3.4 years

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

In connection with the Bridge Loan, we issued warrants and convertible notes that have been accounted for as derivative liabilities.

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

The following table provides a reconciliation of the beginning and ending balances of the derivative liabilities for the years ended July 31, 2014 and 2013:

Fair Value of Significant Unobservable Inputs (Level 3)

		Conversion
	Warrant	Feature
	Liability	Liability	Total
Balance at July 31, 2012	$286,000	$33,000	$319,000
Issuances	—	—	—
Settlement of conversion feature liability	—	(33,000)	(33,000)
Adjustments to estimated fair value	(235,000)	—	(235,000)

Balance at July 31, 2013	$51,000	$—	$51,000
Issuances	—	—	—
Settlement of warrant liability	(97,000)	—	(97,000)
Adjustments to estimated fair value	55,000	—	55,000

Balance at July 31, 2014	$9,000	$—	$9,000

7. Commitments and Contingencies

Severance Agreements

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

On January 23, 2014, we entered into a General Release and Settlement Agreement with a former employee (“Employee Settlement”). Under the terms of the Employee Settlement, we will pay $50,000 over a six-month period with payments commencing in March 2014, and issue 15,000 shares of common stock.

During the fiscal year ended July 31, 2014, the Company expensed approximately $1,859,000, related to the Employee Settlement and the Purchase, Severance, and Release Agreements for Mr. Krall, Ms. Singer, and Mr. Brovarone. Approximately $323,000 remains payable under the severance agreements and is included in the accrued restructuring liability section of the consolidated balance sheet as of July 31, 2014.

Operating Leases

During May 2014, we amended the lease of our primary facility in El Cajon, California under a noncancelable operating lease that now expires in December 2016. Per the terms of the agreement, our occupancy costs have decreased by approximately 60%. This facility includes our corporate offices, research and development laboratory, and warehouse. Rent expense including common area maintenance, was $174,000 and $286,000 for the years ended July 31, 2014 and 2013, respectively.

Future minimum annual lease payments for our primary facility as of July 31, 2014 are as follows:

2015	$83,000
2016	84,000
2017	36,000

$203,000

8. Stockholders’ Equity

Preferred Stock

As of July 31, 2014, the Company’s Board of Directors is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.01 per share, in one or more series. As of July 31, 2014 and 2013, there were no shares of preferred stock issued and outstanding.

Common Stock

As of July 31, 2014, 100,000,000 shares of common stock with a par value of $0.01 per share are authorized for issuance.

Private Placements

In August 2013, we completed a private placement pursuant to which we sold 5,500,000 shares of our common stock. The shares were sold at a per share purchase price of $0.20, resulting in approximately $1,100,000 in aggregate gross proceeds to the Company. After deducting fees of $43,000, the net proceeds to us were $1,057,000.

On October 14 and October 16, 2013, we completed private placements pursuant to which we sold 2,441,270 shares of our common stock. The shares were sold at a per share purchase price of $0.75 per share, resulting in approximately $1,831,000 in aggregate gross proceeds to the Company. After deducting fees of $49,000, the net proceeds to us were $1,782,000. In addition, between October 17, 2013 and October 31, 2013, we sold 442,667 shares of our common stock in private placements. The shares were sold at a per share purchase price of $0.75 per share, resulting in approximately $332,000 in aggregate gross proceeds to the Company. After deducting fees of $8,000, the net proceeds to us were $324,000. During December 2013, we amended the subscription agreements for investor who participated in the $0.75 private placements. As a result, the per share purchase price of $0.75 was reduced to $0.70 per share, resulting in the issuance of an additional 218,938 shares of common stock. We recorded $285,000 of expense associated with the price adjustment in the other share-based expenses section of the consolidated statement of operations. After the purchase price adjustment to $0.70 per share, the total shares issued under the October private placements was 3,102,875, for aggregate net proceeds of $2,106,000.

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

During the three months ended July 31, 2014, we completed private placements pursuant to which we sold 511,440 shares of our common stock, resulting in net proceeds of $455,000.

During the year ended July 31, 2014, the shares of common stock issued under the private placements were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements.

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

On April 17 and April 24, 2013, we completed the initial and second closings of a private placement pursuant to which we sold an aggregate of 1,000,000 shares of our common stock and warrants to purchase an aggregate of 500,000 shares of our common stock. The shares were sold at a per share purchase price of $0.40, resulting in approximately $400,000 in aggregate proceeds to us. After deducting fees of $16,000, the net proceeds to us were $384,000. The warrants have a term of three years from the initial exercise date, become exercisable six months after the date of issuance, and have an exercise price of $0.65 per share. We determined that the warrants issued in connection with this private placement were equity instruments and did not represent derivative instruments. For the warrants issued in connection with the initial closing on April 17th, a fair value of $119,000 was estimated for the warrants using the Black-Sholes valuation method using a volatility of 140.63%, an interest rate of 0.44% and a dividend yield of zero. For the warrants issued in connection with the second closing on April 24th, a fair value of $100,000 was estimated for the warrants using the Black-Sholes valuation method using a volatility of 140.75%, an interest rate of 0.43% and a dividend yield of zero. As part of this financing, the Company granted certain registration rights, under which the Company agreed to file a registration statement covering the resale of the shares of common stock sold in this financing, as well as those shares issuable upon exercise of the warrant. In the event that we have not filed to register for resale the shares and warrant shares issued as part of the April 24, 2013 private placement, within 45 days of the closing date, the Company will issue 100 warrant shares for each day that such filing is not completed, not to exceed 18,000 warrant shares. As of April 30, 2014, the shares and warrant shares, issued in connection with the April 24, 2013 private placement, had not been registered for resale. As a result, the private placement participant received the entire 18,000 warrant shares as of April 30, 2014. The expense associated with the warrants was $23,000 and is included in the other share-based expenses section of the consolidated statement of operations.

On June 26 and July 10, 2013, we completed the initial and second closings of a private placement pursuant to which we sold an aggregate of 183,333 shares of our common stock and warrants to purchase an aggregate of 91,667 shares of our common stock. The shares were sold at a per share purchase price of $0.30, resulting in approximately $55,000 in aggregate proceeds to us. The warrants have a three-year term, are immediately exercisable, and have an exercise price of $0.50 per share. We determined that the warrants issued in connection with this private placement were equity instruments and did not represent derivative instruments. For the warrants issued in connection with the initial closing on June 26th, a fair value of $13,000 was estimated for the warrants using the Black-Sholes valuation method using a volatility of 146.80%, an interest rate of 0.69% and a dividend yield of zero. For the warrants issued in connection with the second closing on July 10th, a fair value of $13,000 was estimated for the warrants using the Black-Sholes valuation method using a volatility of 146.89%, an interest rate of 0.73% and a dividend yield of zero. As part of this financing, the Company granted certain registration rights, under which the Company agreed to file a registration statement covering the resale of the shares of common stock sold in this financing, as well as those shares issuable upon exercise of the warrant. There are no penalties associated with the registration of shares and warrant shares.

During the year ended July 31, 2013, the shares of common stock issued under the private placements were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of

Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements.

Corporate Governance Restructuring Activity

The following transactions occurred on August 13, 2013:

•	We entered into a two-year service agreement with Pillar Marketing Group, Inc. for general advisory services with respect to corporate finance and capital raising activities, merger and acquisition transactions, and other related endeavors. In accordance with the agreement with Pillar we issued 250,000 shares of common stock, with a value of $175,000. The value was capitalized to prepaid expense and is being amortized over the term of the agreement. During the fiscal year ended July 31, 2014, we recognized $85,000 of expense related to these services. We also issued 300,000 shares of registered common stock to the principal of Pillar for certain corporate reorganization services, valued at $210,000. Pillar also received a onetime payment of $150,000 for certain corporate reorganization activities previously provided. The fair value of the stock issued and the onetime payment was expensed to restructuring costs.

•	We issued 300,000 shares of common stock to Bibicoff & McInnis for investor relations services related to restructuring activities, valued at $210,000. On issuance, the $210,000 was expensed to restructuring costs.

•	We issued 250,000 shares of common stock, with a value of $175,000, for corporate finance and restructuring activities to Wulff Services, Inc. Wulff Services, Inc. is primarily owned by our current Chief Financial Officer / Chief Operation Officer, Peter C. Wulff. In addition, Wulff Services, Inc. received a onetime payment of $75,000 related to the corporate finance and restructuring efforts. The fair value of the stock issued and the onetime payment was expensed to restructuring costs.

•	We issued 300,000 shares of common stock, with a value of $210,000, to Donna Singer, per Ms. Singer’s separation agreement, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act. Ms. Singer was the Company’s Executive Vice President and served as a member of the Board. Additionally, as part of this issuance, we granted certain registration rights with respect to the shares issued to Ms. Singer. On issuance, the $210,000 was expensed to restructuring costs.

•	We issued 850,000 shares of common stock, with a value of $595,000, to Michael L. Krall, per Mr. Krall’s separation agreement, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act. Mr. Krall was the Company’s Chief Executive Officer and served as a member of the Board. Additionally, as part of this issuance, we granted certain registration rights with respect to the shares issued to Mr. Krall. On issuance, the $595,000 was expensed restructuring costs.

Other Activity

During the fiscal year ended July 31, 2014, we paid approximately $160,000, and issued 415,643 shares of common stock, to Gary D. Cohee and/or his affiliates for investor relations and financial advisor services, valued at $376,000, pursuant to the terms of the director service agreement with Mr. Cohee. The amounts paid and the fair value of the stock issued were offset to additional paid-in capital. Mr. Cohee is a member of our Board.

In addition, during the fiscal year ended July 31, 2014, we issued 15,000 shares of common stock to a former employee, valued at $20,000, and issued 20,000 shares of common stock, valued at $25,000, based on a Settlement Agreement with a former director, for services previously provided.

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

Warrants

During the fiscal year ended July 31, 2014, we issued 100,000 warrants in exchange for investor relations services, valued at $121,000 (based on the Black-Scholes Option Pricing Model, assuming no dividend yield, volatility of 154.07% and a risk free interest rate of 0.79%). The warrants vest immediately and were expensed on issuance. The warrants were classified as equity instruments because they do not contain any anti-dilution provisions.

During the fiscal year ended July 31, 2014, we received $337,000 from the exercise of warrants to purchase 518,000 shares of our common stock. There were no warrants exercised during the fiscal year ended July 31, 2013.

In addition, during the fiscal year ended July 31, 2014, there were net exercises on an aggregate of 122,711 warrants, which resulted in the issuance of 100,662 shares of our common stock. As these warrants were net exercised, as permitted under the respective warrant agreements, we did not receive any cash proceeds.

A summary of our warrant activity and related data is as follows:

Shares
Outstanding at July 31, 2012	427,312
Issued	1,080,187
Exercised	—
Expired	(73,378)

Outstanding at July 31, 2013	1,434,121
Issued	118,000
Exercised	(640,711)
Expired	(62,398)

Outstanding at July 31, 2014	849,012

The following table summarizes information related to warrants outstanding at July 31, 2014:

Expiration	Exercise
Date	Price	Shares
03/03/15	$16.80	52,836
01/13/16	$3.52	81,280
06/26/16	$0.50	41,667
07/10/16	$0.50	50,000
12/14/16	$3.61	25,000
12/24/16	$0.20	9,709
02/24/17	$1.00	100,000
09/17/17	$1.38	113,520
01/24/18	$0.83	375,000

		849,012

Restricted Stock Units

During the fiscal year ended July 31, 2014, we issued 1,205,000 shares of common stock to employees for restricted stock units that vested, based on performance and service conditions (See Note 9)

A summary of our restricted stock unit activity and related data is as follows:

Shares
Outstanding at July 31, 2012	—
Granted	—
Vested	—
Forfeited	—

Outstanding at July 31, 2013	—
Granted	6,230,000
Vested	(1,205,000)
Forfeited	(200,000)

Outstanding at July 31, 2014	4,825,000

Stock Options

In 2007, we adopted the PURE Bioscience 2007 Equity Incentive Plan, or the Plan, which provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee or the Board of Directors. The Plan is the only active plan pursuant to which options to acquire common stock or restricted stock awards can be granted and are currently outstanding. As of July 31, 2014, there were approximately 108,471 shares of our common stock available for issuance under the Plan.

A summary of our stock option activity and related data is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 31, 2012	348,463	$19.26	$—
Granted	273,000	$0.83
Exercised	—	$—
Cancelled	(177,708)	$15.28

Outstanding at July 31, 2013	443,755	$9.52	$—
Granted	300,000	$1.40
Exercised	—	$—
Cancelled	(281,412)	$10.01

Outstanding at July 31, 2014	462,343	$3.95	$22,000

The weighted-average remaining contractual term of options outstanding at July 31, 2014 was approximately 4.08 years.

At July 31, 2014, 254,010 options were exercisable. These options had a weighted-average exercise price of $6.05, an aggregate intrinsic value of $22,000, and a weighted average remaining contractual term of approximately 5.5 years.

The weighted-average grant date fair value of equity options granted during the years ended July 31, 2014 and 2013 was $0.76 and $0.69, respectively.

9. Share-Based Compensation

Stock Options

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period defined pursuant to the terms of the consulting agreement may be different. Stock options issued to consultants are revalued quarterly until fully vested, with any change in fair value expensed. The following weighted-average assumptions were used to calculate share based compensation for the years ended July 31, 2014 and 2013:

	For the years ended July 31,
	2014	2013
Volatility	108.00%	134.80%
Risk-free interest rate	0.45%	85.00%
Dividend yield	0.0%	0.0%
Expected life	2.32 years	5.06 years

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

Total stock option expense recognized during the fiscal year ended July 31, 2014 and 2013, was $80,000 and $701,000, respectively.

As of July 31, 2014, there was $142,000 of unrecognized non-cash compensation cost related to unvested options, which will be recognized over a weighted average period of 2.38 years.

Restricted Stock Units

During the fiscal year ended July 31, 2014, the Board of Directors authorized the issuance of 5,100,000 Restricted Stock Units (“RSUs”) to our directors and officers. Each RSU represents the right to receive one share of common stock, issuable at the time the RSU vests, as set forth in the Restricted Stock Unit Agreement. The breakdown is as follows:

•	Chairman RSU Award: We granted Mr. Pfanzelter an award consisting of two million eight hundred thousand (2,800,000) RSUs. The RSUs vest 25% on February 15, 2014, 25% on February 15, 2015 and 50% on February 15, 2016.

•	Henry R. Lambert RSU Award: We granted Mr. Lambert an award consisting of five hundred thousand (500,000) RSUs. The RSUs vest 60% on September 10, 2014 and the vesting of the remaining 40% depends on the achievement of certain quarterly sales goals over a two year period. If the sales goals are not achieved, 40% of the award will be forfeited.

•	Peter C. Wulff RSU Award: We granted Mr. Wulff an award consisting of one million (1,000,000) RSUs. The RSUs vest 25% on March 15, 2014, 25% on March 15, 2015 and 50% on March 15, 2016.

•	Director RSU Awards: We granted Messrs. Cohee, Culver, Otis and Dr. Theno, awards consisting of two hundred thousand (200,000) RSUs, respectively. The RSUs vest (i) 50% on the earlier of the date of the annual meeting in 2015 or January 15, 2015 and (ii) 50% on the earlier of the date of the annual meeting in 2016 or January 15, 2016.

None of the RSUs granted to our directors and officers were granted pursuant to any compensatory, bonus, or similar plan maintained or otherwise sponsored by the Company.

On April 9, 2014, Mr. Culver resigned from our board of directors. As a result, Mr. Culver’s 200,000 RSU award was forfeited and $59,000 of pre-vest expense associated with the RSU award was reversed.

During the fiscal year ended July 31, 2014, we issued 1,130,000 RSUs to key employees. The RSUs vest based on performance and service conditions. If the performance conditions are not met or expected to be met, no compensation cost will be recognized on the underlying RSUs. In addition, if the performance conditions are not achieved, then the corresponding RSUs will be forfeited.

During the fiscal year ended July 31, 2014, 1,205,000 restricted stock units vested, based on performance and service conditions, which were satisfied during the year. Of the RSUs awarded during the fiscal year ended July 31, 2014 that remain outstanding as of year end, we currently expect 3,765,000 to vest.

Total expense recognized for RSU’s granted during the fiscal year ended July 31, 2014 was $2,878,000. No RSU’s were outstanding during the prior year; however, we did recognize $19,000 of expense related to restricted stock. As of July 31, 2014, there was $4,059,000 of unrecognized non-cash compensation cost related to the RSUs, which will be recognized over a weighted average period of 1.47 years

10. Related Party Transactions

The following related party transactions occurred during our fiscal year ended July 31, 2014:

•	We issued 250,000 shares of common stock, with a value of $175,000, for corporate finance and restructuring activities to Wulff Services, Inc. Wulff Services, Inc. is primarily owned by our current Chief Financial Officer / Chief Operation Officer, Peter C. Wulff. In addition, Wulff Services, Inc. received a onetime payment of $75,000 related to the corporate finance and restructuring efforts.

•	We paid approximately $160,000, and issued 415,643 shares of common stock, to Gary D. Cohee and/or his affiliates for investor relations and financial advisor services, valued at $376,000, pursuant to the terms of the director service agreement with Mr. Cohee. Mr. Cohee is a member of our Board.

On December 11, 2013, the Company entered into a five-year strategic collaboration agreement with St. Louis-based Intercon Chemical Company (ICC). The agreement consists of a multi-prong approach to accelerate the commercialization of PURE’s unique and proprietary SDC-based products. The strategic collaboration agreement provides:

•	ICC licenses from PURE its patents and technology know-how for the exclusive manufacture of our SDC-based products.

•	ICC will invest in plant improvements to allow for expanded SDC production.

•	ICC’s R&D team will collaborate on SDC product line development.

•	ICC licenses the distribution rights for SDC-based products into its core businesses of institutional cleaning and sanitation products.

•	ICC will also develop a new initiative focused on US hospital, healthcare and medical facilities.

•	PURE earns royalty income on SDC-products sold by ICC and its affiliates.

The agreement may be terminated by mutual written consent, or by either party upon the material breach of the terms of the agreement by the other party.

During the year ended July 31, 2014, we entered into an asset purchase agreement with ICC. Based on the terms of the agreement we received approximately $58,000 for our manufacturing assets. The assets were sold at book value. As a result, no gain was recorded. ICC is a current customer of the Company and the president of ICC is a shareholder of the Company.

11. Sales Concentration

Net product sales were $550,000 and $820,000 for the years ended July 31, 2014 and 2013, respectively. For the year ended July 31, 2014, two customers accounted for 66% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S. For the year ended July 31, 2013, three customers accounted for 69% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 86% U.S. and 14% foreign.

12. Income Taxes

We file federal and California consolidated tax returns with our subsidiaries. Our income tax provision for the year ended July 31, 2014 and 2013 was $1,600; the minimum state franchise taxes we pay regardless of income or loss.

At July 31, 2014, we had federal and California tax net operating loss carry-forwards of approximately $83.6 million and $71.8 million, respectively. Included in these net operating loss carry-forwards is $17.3 million related to a deduction for income tax purposes for which the Company has not realized a tax benefit. In future periods an adjustment would be recorded to Additional Paid in Capital at the time that these net operating losses may be utilized and reduce income tax. At July 31, 2013, we had federal and California tax net operating loss carry-forwards of approximately $75.2 million and $64.9 million, respectively. Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code as well as similar state provisions. These ownership changes may limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since our formation, we have raised capital through the issuance of capital stock on several occasions (both before and after our initial public offering in 1996) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition. While we do not believe that we have experienced an ownership change, the pertinent tax rules related thereto are complex and subject to varying interpretations, and thus complete assurance cannot be provided that the taxing authorities would not take an alternative position.

Our current federal tax loss carry-forwards begin expiring in the year ended July 31, 2019 and, unless previously utilized, will completely expire in the year ending July 31, 2034. Our California tax loss carry-forwards will begin to expire in the year ending July 31, 2015, and will completely expire in the year ending July 31, 2034.

Significant components of our deferred tax assets are as follows:

	July 31,
	2014	2013
Net operating loss carry-forward	$25,740,000	$22,482,000
Stock options and warrants	1,720,000	1,915,000
Other temporary differences	310,000	252,000

Total deferred tax assets	27,770,000	24,649,000
Valuation allowance for deferred tax assets	(27,770,000)	(24,649,000)

Net deferred tax assets	$—	$—

Realization of our deferred tax assets, which relate to operating loss carry-forwards and timing differences, is dependent on future earnings, among other factors. The timing and amount of future earnings are uncertain and therefore a valuation allowance has been established. The increase in the valuation allowance on the deferred tax asset during the year ended July 31, 2014 was $3,121,000.

A reconciliation of income taxes computed using the statutory income tax rate, compared to the effective tax rate, is as follows:

	2014	2013
Federal tax benefit at the expected statutory rate	34.0%	34.0%
State income tax, net of federal tax benefit	3.4	5.8
Expired net operating loss carryforwards	(0.8)	(9.7)
Other	(8.4)	(2.9)

Valuation allowance	(28.2)	(27.2)

Income tax benefit - effective rate	0.0%	0.0%

Following authoritative guidance, we recognize the tax benefit from a tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense; however we have had no accrued interest or penalties at either July 31, 2014 or July 31, 2013. We are subject to income taxes in the United States and in California, and our historical tax years remain subject to future examination by the U.S. and California tax authorities. During the year ended July 31, 2014, we did not record any activity related to our unrecognized tax benefits.

The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to 2008. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the carryforwards. The Company is not currently under examination by the IRS or state taxing authorities.

13. Subsequent Events

During the period from July 31, 2014 until present, we issued a total of 9,990,659 shares of common stock and warrants to purchase 3,996,259 shares of common stock for gross proceeds of approximately $7.49 million. Additionally, in connection with the price adjustment terms in subscription agreements we previously entered into with investors in prior private placements prior to July 31, 2014, we issued an aggregate of 95,366 shares of common stock and warrants to purchase up to an aggregate of 648,053 shares of common stock to existing investors who purchased shares from the Company in private placement transactions. The shares of common stock and the warrants issued under the private placements were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities, including the shares underlying the warrants, may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements.

Tom Y. Lee, CPA was appointed to our Board on October 24, 2014. Mr. Lee is currently the Chairman and CEO of Unidose Systems, Inc., a contract manufacturer of single-dose applicator and formulation OEM products, and has served as Chairman and CEO since 2008. Mr. Lee is a former board member and audit committee chairman at First Continental Bank (which merged with United Commercial Bank in 2003). Mr. Lee has been an active CPA since 1983 and earned his Master of Science in accounting from California State University Long Beach and his Bachelors in Business Administration from TamKang University in Taipei, Taiwan.