Form 10-Q
period 2014-10-31
PURE BIOSCIENCE, INC.
filed 2014-12-11
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2014

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

As of December 11, 2014, there were 39,788,465 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

Pure Bioscience, Inc.

Form 10-Q

for the Quarterly Period Ended October 31, 2014

Item 1.	Financial Statements

Pure Bioscience, Inc.

Condensed Consolidated Balance Sheets

	October 31, 2014	July 31, 2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$5,331,000	$86,000
Accounts receivable, net	47,000	47,000
Inventories, net	231,000	249,000
Prepaid expenses	154,000	96,000

Total current assets	5,763,000	478,000

Property, plant and equipment, net	28,000	36,000
Patents, net	1,305,000	1,345,000

Total assets	$7,096,000	$1,859,000

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$510,000	$1,096,000
Restructuring liability	201,000	323,000
Accrued liabilities	154,000	401,000
Derivative liability	10,000	9,000

Total current liabilities	875,000	1,829,000

Deferred rent	12,000	13,000

Total liabilities	887,000	1,842,000

Commitments and contingencies (See Note 6)

Stockholders’ equity
Preferred stock, $0.01 par value:
5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value:
100,000,000 shares authorized, 39,788,465 shares issued and outstanding at October 31, 2014, and 29,394,940 shares issued and outstanding at July 31, 2014	398,000	295,000
Additional paid-in capital	88,966,000	80,943,000
Accumulated deficit	(83,155,000)	(81,221,000)

Total stockholders’ equity	6,209,000	17,000

Total liabilities and stockholders’ equity	$7,096,000	$1,859,000

See accompanying notes.

Pure Bioscience, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended October 31,
	2014	2013

Net product sales	$117,000	$115,000

Operating costs and expenses
Cost of goods sold	45,000	36,000
Selling, general and administrative	1,192,000	925,000
Research and development	176,000	213,000
Share-based compensation	503,000	89,000
Other share-based expenses	131,000	—
Restructuring costs	—	2,684,000

Total operating costs and expenses	2,047,000	3,947,000

Loss from operations	(1,930,000)	(3,832,000)

Other income (expense)
Change in derivative liability	(1,000)	(58,000)
Interest expense, net	(2,000)	(3,000)
Other income (expense), net	(1,000)	49,000

Total other income (expense)	(4,000)	(12,000)

Net loss	$(1,934,000)	$(3,844,000)

Basic and diluted net loss per share	$(0.05)	$(0.19)

Shares used in computing basic and diluted net loss per share	37,029,203	20,701,547

See accompanying notes.

Pure Bioscience, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended October 31,
	2014	2013

Operating activities
Net loss	$(1,934,000)	$(3,844,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	503,000	89,000
Amortization of stock issued for services	22,000	614,000
Stock issued under severance agreements	—	805,000
Stock issued to investors to amend subscription agreements	131,000	—
Depreciation and amortization	51,000	73,000
Change in fair value of derivative liability	1,000	58,000
Changes in operating assets and liabilities:
Accounts receivable	—	(13,000)
Inventories	18,000	(65,000)
Prepaid expenses	(80,000)	(4,000)
Accounts payable and accrued liabilities	(955,000)	42,000
Deferred rent	(1,000)	(1,000)

Net cash used in operating activities	(2,244,000)	(2,246,000)

Investing activities
Investment in patents	(4,000)	(12,000)
Purchases of property, plant and equipment	—	(11,000)

Net cash used in investing activities	(4,000)	(23,000)

Financing activities
Net proceeds from the sale of common stock	7,493,000	3,163,000
Net proceeds from the exercise of warrants	—	163,000
Payment on note payable	—	(21,000)

Net cash provided by financing activities	7,493,000	3,305,000

Net increase in cash and cash equivalents	5,245,000	1,036,000

Cash and cash equivalents at beginning of period	86,000	32,000

Cash and cash equivalents at end of period	$5,331,000	$1,068,000

Supplemental disclosure of cash flow information
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for prepaid services	$—	$175,000

Common stock issued in connection with financing	$—	$252,000

Settlement of warrant liability	$—	$56,000

See accompanying notes.

Pure Bioscience, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the consolidated accounts of Pure Bioscience, Inc. and its wholly owned subsidiary, ETIH2O Corporation, a Nevada corporation. ETIH2O Corporation currently has no business operations and no material assets or liabilities and there have been no significant transactions related to ETIH2O Corporation during the periods presented in the condensed consolidated financial statements. All inter-company balances and transactions have been eliminated. All references to “PURE,” “we,” “our,” “us” and the “Company” refer to Pure Bioscience, Inc. and our wholly owned subsidiary.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information pursuant to the instructions to Form 10-Q and Article 10/Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2014 are not necessarily indicative of the results that may be expected for other quarters or the year ending July 31, 2015. The July 31, 2014 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in our Annual Report on Form 10-K. For more complete information, these unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended July 31, 2014 included in our Annual Report on Form 10-K covering such period filed with the Securities and Exchange Commission, or SEC, on October 28, 2014.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

2.	Liquidity

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financings, and revenue from product sales and license agreements. We have a history of recurring losses, and as of October 31, 2014 we have incurred a cumulative net loss of $83,155,000.

As of October 31, 2014, we had $5,331,000 in cash and cash equivalents, and $875,000 of current liabilities. As of October 31, 2014, we had no long term debt.

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

We believe our available cash, our current efforts to market and sell our products, and our ability to significantly reduce expenses, will provide sufficient cash resources to satisfy our needs over the next 12 months. However, we do not yet have, and we may never have, significant cash inflows from product sales or from other sources of revenue to offset our ongoing and planned investments in, research and development projects, regulatory submissions, business development activities, and sales and marketing, among other investments. Some or all of our ongoing or planned investments may not be successful. In addition, irrespective of our cash resources, we may be contractually or legally obligated to make certain investments which cannot be postponed.

3.	Net Loss Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Our diluted net loss per common share is the same as our basic net loss per common share because we incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an anti-dilutive effect. As of October 31, 2014 and 2013, the number of shares issuable upon the exercise of stock options, the vesting of restricted stock units, and the exercise of warrants, none of which are included in the computation of basic net loss per common share, was 10,681,167 and 7,450,766, respectively.

4.	Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments. For the three months ended October 31, 2014 and 2013, our comprehensive loss consisted only of net loss.

5.	Inventory

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Inventories consist of the following:

	October 31,	July 31,
	2014	2014
Raw materials	$95,000	$102,000
Finished goods	136,000	147,000

	$231,000	$249,000

During the three months ended October 31, 2013, we received $20,000 from the sale of inventory which was previously reserved during the fiscal year ended July 31, 2013. The $20,000 gain is reflected in the other income (expense) section of the condensed consolidated statement of operations.

6.	Commitments and Contingencies

Severance Agreements

On August 13, 2013, the Company entered into Purchase, Severance and Release Agreements with Michael L. Krall, our former Chief Executive Officer, Donna Singer, our former Executive Vice President, and Dennis Brovarone, a former Board member.

In connection with Mr. Krall’s separation from the Company, the Company entered into a Purchase, Severance, and Release Agreement effective August 13, 2013 with Mr. Krall (the “Krall Release Agreement”). The Krall Release Agreement provides for a mutual release of all claims between Mr. Krall and the Company. Mr. Krall is also prohibited from engaging in certain competitive activities until July 2017. Pursuant to the Krall Release Agreement, Mr. Krall (i) was paid $25,000 on August 13, 2013; and, (ii) is entitled to receive $30,000 per month until February 2015, during which time Mr. Krall shall provide consulting services to the Company. In consideration of Mr. Krall’s transfer to the Company of certain enumerated intellectual property rights, the Company also (i) paid Mr. Krall the sum of $125,000 on August 13, 2013; and, (ii) issued to Mr. Krall 850,000 shares of common stock on August 21, 2013 (the “Krall Shares”). The Krall Shares are subject to certain registration rights intended to register the Krall Shares. The Krall Shares are also subject to a Voting Support Agreement and Irrevocable Proxy (the “Krall Proxy”). The Krall Proxy gives our CEO the right to vote the Krall Shares for so long as Mr. Krall owns the Krall Shares. Mr. Krall will also continue to receive health insurance coverage over the term of the severance period, which will cost the Company $20,000.

In connection with Ms. Singer’s separation from the Company, we entered into a Purchase, Severance, and Release Agreement effective August 13, 2013 with Ms. Singer (the “Singer Release Agreement”). The Singer Release Agreement provides for a mutual release of all claims between Ms. Singer and the Company. Ms. Singer is also prohibited from engaging in certain competitive activities until August 2017. Pursuant to the Singer Release Agreement, Ms. Singer (i) was paid $45,000 on August 13, 2013; (ii) was due the amount of her continued health insurance coverage until August 2014; and, (iii) was paid $17,000 per month for 12-months following August 13, 2013, during which time Ms. Singer was to provide consulting services to the Company. In consideration of Ms. Singer’s transfer to the Company of certain enumerated intellectual property rights, the Company also issued to Ms. Singer 300,000 shares of common stock on August 21, 2013 (the “Singer Shares”). The Singer Shares are subject to certain registration rights intended to register the Singer Shares. The Singer Shares are also subject to a Voting Support Agreement and Irrevocable Proxy (the “Singer Proxy”). The Singer Proxy gives our CEO the right to vote the Singer Shares for so long as Ms. Singer owns the Singer Shares.

In connection with Mr. Brovarone’s separation from the Company, we entered into a Severance and Release Agreement effective August 13, 2013 with Mr. Brovarone (the “Brovarone Release Agreement”). The Brovarone Release Agreement provides for a mutual release of all claims between Mr. Brovarone and the Company. In addition, Mr. Brovarone will receive $91,000, payable in 60 monthly installments of approximately $1,600, commencing December 11, 2013 for amounts previously accrued as of July 31, 2013.

Approximately $201,000 remains payable under the severance agreements and is included in the accrued restructuring liability section of the condensed consolidated balance sheets as of October 31, 2014. During the three months ended October 31, 2013, we expensed approximately $1,789,000 to restructuring costs related to the Purchase, Severance, and Release Agreements.

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

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the three months ended October 31, 2014 and 2013, no impairment of long-lived assets was indicated or recorded.

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

We recorded the fair value of the warrants issued in connection with the Bridge Loan as a warrant liability due to anti-dilution provisions requiring the strike price of the warrants to be adjusted if we subsequently issue common stock at a lower stock price. The Company revalues the warrants as of the end of each reporting period. The fair value of the warrants at October 31, 2014 and July 31, 2014 was $10,000 and $9,000, respectively. The change in fair value of the warrant liability for the three months ended October 31, 2014 was a increase of $1,000, which was recorded as a change in derivative liability in the consolidated statement of operations.

During the three months ended October 31, 2013, there were net exercises on an aggregate of 90,699 of the warrants issued in connection with the Bridge Loan, which resulted in the issuance of 73,290 shares of our common stock. As these warrants were net exercised, as permitted under the respective warrant agreements, we did not receive any cash proceeds. The warrants were revalued as of the settlement dates, and the change in fair value was recognized to earnings. The Company also recognized a reduction in the warrant liability based on the fair value as of the settlement date for the warrants exercised, with a corresponding increase in additional paid-in capital. As of October 31, 2014 there are 9,709 warrants outstanding issued in connection with the Bridge Loan. No warrants issued in connection with the Bridge Loan were exercised during the three months ended October 31, 2014.

The estimated fair value of the derivative liability was computed using a Monte Carlo option pricing model based the following assumptions:

	October 31,	July 31,
	2014	2014
Volatility	186.4%	163.5%
Risk-free interest rate	0.49%	0.98%
Dividend yield	0.0%	0.0%
Expected life	2.2 years	2.4 years

10.	Fair Value of Financial Instruments

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

The following table provides a reconciliation of the beginning and ending balances of the derivative liabilities for the three months ended October 31, 2014:

		Conversion
	Warrant	Feature
	Liability	Liability	Total

Balance at July 31, 2013	$51,000	$—	$51,000
Issuances	—	—	—
Settlement of warrant liability	(97,000)	—	(97,000)
Adjustments to estimated fair value	55,000	—	55,000

Balance at July 31, 2014	$9,000	$—	$9,000
Issuances	—	—	—
Settlement of warrant liability	—	—	—
Adjustments to estimated fair value	1,000	—	1,000

Balance at October 31, 2014	$10,000	$—	$10,000

11.	Stockholders’ Equity

Private Placements

During the three months ended October 31, 2014, we issued a total of 9,958,032 shares of common stock and warrants to purchase 4,004,259 shares of common stock for gross proceeds of approximately $7.49 million. The warrants have a five-year term, are exercisable immediately, and have an exercise price of $0.75 per share. A fair value of $3,746,000 was estimated for the warrants using the Black-Sholes valuation method using a volatility of 133.74%, an interest rate of 1.50% and a dividend yield of zero. We determined that the warrants issued in connection with the private placements were equity instruments and did not represent derivative instruments.

Additionally, in connection with the price adjustment terms in subscription agreements we previously entered into with investors in prior private placements, we issued an aggregate of 127,993 shares of common stock and warrants to purchase up to an aggregate of 648,053 shares of common stock. The warrants have a five-year term, are exercisable immediately, and have exercise prices ranging from $0.01 to $0.75 per share. A fair value of $651,000 was estimated for the warrants using the Black-Sholes valuation method using a volatility of 133.74%, an interest rate of 1.50% and a dividend yield of zero. We determined that the warrants issued in connection with prior private placements were equity instruments and did not represent derivative instruments.

We recorded a one-time expense of $131,000 associated with the issuance of the additional 127,993 shares of common stock discussed above. The expense is reflected in the other share-based expense section of the consolidated statement of operations.

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

During the three months ended October 31, 2014 and 2013, the shares of common stock issued under the private placements were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements.

Corporate Governance Restructuring Activity

The following transactions occurred on August 13, 2013:

•	We entered into a two-year service agreement with Pillar Marketing Group, Inc. for general advisory services with respect to corporate finance and capital raising activities, merger and acquisition transactions, and other related endeavors. In accordance with the agreement with Pillar we issued 250,000 shares of common stock, with a value of $175,000. The value was capitalized to prepaid expense and is being amortized over the term of the agreement. During the three months ended October 31, 2014, we recognized $22,000 of expense related to these services. We also issued 300,000 shares of registered common stock to the principal of Pillar for certain corporate reorganization services, valued at $210,000. Pillar also received a onetime payment of $150,000 for certain corporate reorganization activities previously provided. The fair value of the stock issued and the onetime payment was expensed to restructuring costs.

•	We issued 300,000 shares of common stock to Bibicoff & McInnis for investor relations services related to restructuring activities, valued at $210,000. On issuance, the $210,000 was expensed to restructuring costs.

•	We issued 250,000 shares of common stock, with a value of $175,000, for corporate finance and restructuring activities to Wulff Services, Inc. Wulff Services, Inc. is primarily owned by our current Chief Financial Officer / Chief Operation Officer, Peter C. Wulff. In addition, Wulff Services, Inc. received a onetime payment of $75,000 related to the corporate finance and restructuring efforts. The fair value of the stock issued and the onetime payment was expensed to restructuring costs.

•	We issued 300,000 shares of common stock, with a value of $210,000, to Donna Singer, per Ms. Singer’s separation agreement, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act. Ms. Singer was the Company’s Executive Vice President and served as a member of the Board. Additionally, as part of this issuance, we granted certain registration rights with respect to the shares issued to Ms. Singer. On issuance, the $210,000 was expensed to restructuring costs (See Note 6).

•	We issued 850,000 shares of common stock, with a value of $595,000, to Michael L. Krall, per Mr. Krall’s separation agreement, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act. Mr. Krall was the Company’s Chief Executive Officer and served as a member of the Board. Additionally, as part of this issuance, we granted certain registration rights with respect to the shares issued to Mr. Krall. On issuance, the $595,000 was expensed restructuring costs (See Note 6).

Other Activity

During the three months ended October 31, 2013, we issued 212,500 shares of common stock, to Gary D. Cohee and/or his affiliates for investor relations and financial advisor services, valued at $149,000, pursuant to the terms of the director service agreement with Mr. Cohee. The fair value of $149,000 was offset to additional paid-in capital. Mr. Cohee is a member of our Board.

Warrants

During the three months ended October 31, 2013, we received $163,000 from the exercise of a warrant to purchase 250,000 shares of our common stock. No warrants were exercised during the three months ended October 31, 2014.

In addition, during the three months ended October 31, 2013, there were net exercises on an aggregate of 90,699 warrants, which resulted in the issuance of 73,290 shares of our common stock. As these warrants were net exercised, as permitted under the respective warrant agreements, we did not receive any cash proceeds.

12.	Share-Based Compensation

On October 24, 2014, we appointed Tom Y. Lee, CPA, to the Board of Directors, or Board. In accordance with the Company’s non-employee director compensation program, the Board granted Mr. Lee restricted stock units for 200,000 shares of the Company’s Common Stock (“RSUs”). The agreement for the RSUs is the same as the RSU agreement form entered into with other non-employee Company directors. The RSUs vest as follows: fifty percent (50%) of the shares of Common Stock vest on the earlier of (i) the date of the Company’s Annual Meeting of Stockholders in 2016 or January 15, 2016 and (ii) the remaining fifty percent (50%) of the shares of Common Stock vest on the earlier of the date of the annual meeting in 2017 or January 15, 2017. None of the RSUs granted to Mr. Lee were granted pursuant to any compensatory, bonus, or similar plan maintained or otherwise sponsored by the Company.

During the three months ended October 31, 2014, 307,500 RSUs vested based on service conditions that were satisfied during the period. Of the 4,717,500 RSUs outstanding we currently expect 3,657,500 to vest. As of October 31, 2014, there was $3,852,000 of unrecognized non-cash compensation cost related to RSUs we expect to vest, which will be recognized over a weighted average period of 1.34 years.

As of October 31, 2014, there was $127,000 of unrecognized non-cash compensation cost related to unvested stock options, which will be recognized over a weighted average period of 2.12 years. No options were granted during the three months ended October 31, 2014 and 2013.

For the three months ended October 31, 2014 and 2013, share-based compensation expense for outstanding RSUs and stock options was $503,000 and $89,000 respectively.

13.	Recent Accounting Pronouncements

No recent accounting pronouncements or other authoritative guidance have been issued that management considers likely to have a material impact on our consolidated financial statements.

14.	Subsequent Events

None

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

Recent Corporate Developments

During July 2014, we submitted a Food Contact Notification (FCN) to the Food and Drug Administration (FDA) for Salmonella reduction in processing of raw poultry. In November 2014, we withdrew, without prejudice, our FCN for raw poultry due to receipt of a Deficiency Letter from the FDA stating that the agency has developed new data that is currently under review. That data calls into question the long established safety levels of the dietary intake of silver in the U.S. from food contact uses previously approved by the FDA. As a result, the FDA indicated that it would not approve our FCN absent new data or additional information that adequately addresses its new toxicity concerns. Because the FDA is unlikely to approve any new uses of silver in food processing at this time, we believe we will likely receive a similar Deficiency Letter from the FDA for the FCN we submitted in October 2014 for the use of SDC to reduce Salmonella, E. coli and Listeria in the processing of produce. We are currently in discussions with the FDA to assess the additional data we need to provide to support our FCNs. We also intend to delay the filing of our FCN for the use of SDC as a processing aid for beef and pork until we receive guidance from the FDA.

On October 24, 2014, we appointed Tom Y. Lee, CPA, to the Board of Directors, or the Board. The Board now consists of six members who provide professional experience in business and finance; food science and food safety; foodservice and food manufacturing; and distribution.

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

Comparison of the Three Months Ended October 31, 2014 and 2013

Net Product Sales

Net product sales were $117,000 and $115,000 for the three months ended October 31, 2014 and 2013, respectively. Our domestic net product sales were $99,000 and $115,000 for the three months ended October 31, 2014 and 2013, respectively. The $16,000 decrease in domestic net product sales was related to fluctuations within our legacy customer base. Our foreign net product sales were $18,000 and zero for the three months ended October 31, 2014 and 2013, respectively. The increase in foreign net product sales was related to a new customer contract.

For the three months ended October 31, 2014, three individual customers each accounted for 10% or more of our net product sales. One customer accounted for 22%, another for 20%, and the other for 16%. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 84% U.S. and 16% foreign, with foreign sales occurring in the United Kingdom.

For the three months ended October 31, 2013, three individual customers each accounted for 10% or more of our net product sales. One customer accounted for 33%, another for 23%, and the other for 19%. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S. and 0% foreign.

Cost of Goods Sold

Cost of goods sold was $45,000 and $36,000 for the three months ended October 31, 2014 and 2013, respectively. The increase of $9,000 was primarily attributable to periodic inventory adjustments that took place during the current quarter, as well as, the sale of higher margin products during the prior quarter.

Gross margin as a percentage of net product sales, or gross margin percentage, was 62% and 69% for the three months ended October 31, 2014 and 2013, respectively. This decrease in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the quarter ended October 31, 2013 as compared to current quarter.

Selling, General and Administrative Expense

Selling, general and administrative expense was $1,192,000 and $925,000 for the three months ended October 31, 2014 and 2013, respectively. The increase of $267,000 was primarily attributable to increased personnel and related costs, offset by reductions in facility costs and professional services.

Research and Development Expense

Research and development expense was $176,000 and $213,000 for the three months ended October 31, 2014 and 2013, respectively. The decrease of $37,000 was primarily attributable to decreases in personnel costs and related expenses, offset by increased third-party research and testing activities.

Share-Based Compensation

Share-based compensation expense was $503,000 and $89,000 for the three months ended October 31, 2014 and 2013, respectively. The increase of $414,000 is primarily due to the restricted stock units granted to employees and directors supporting our selling, general and administrative, and research and development functions during the prior fiscal year and current quarter.

Other Share-Based Expenses

Other share-based expense was $131,000 and zero for the three months ended October 31, 2014 and 2013, respectively. The increase is due to $131,000 of expense incurred from the amendment of the subscription agreements for investors who participated in prior private placements (See Note 11).

Restructuring Expense

Restructuring expense was zero and $2,684,000 for the three months ended October 31, 2014 and 2013, respectively. On August 13, 2013, Michael L. Krall, Donna Singer, and Dennis Brovarone resigned all positions respectively held by them as officers and directors of the Company and a new management team and Board were appointed. Based on the corporate governance change we incurred the following expenditures in 2013:

•	Mr. Krall and Ms. Singer received a onetime separation payment of $150,000 and $45,000, respectively; Mr. Brovarone’s received $91,000, payable in 60 monthly installments of approximately $1,600, commencing December 2013; Mr. Krall is entitled to receive a cash severance of $540,000 in aggregate, payable in monthly installments of $30,000 until February 2015; Ms. Singer received a cash severance of $204,000 in aggregate, which was payable until August 2014; Mr. Krall received 850,000 unregistered shares of common stock, valued at $595,000; Ms. Singer received 300,000 unregistered shares of common stock, valued at $210,000; and Mr. Krall and Ms. Singer each were entitled to receive the amount of their continued health insurance coverage until February 2015 and August 2014, respectively. Medical and dental insurance for Mr. Krall and Ms. Singer cost the Company $20,000 and $18,000, respectively. Per the terms of the agreements, we recorded a onetime expense of $1,782,000 related to Mr. Krall’s and Ms. Singer’s separation payments, future severance payments, unregistered stock received, and future medical and dental insurance payments. All but $7,000 due to Mr. Brovarone was accrued in prior periods for services previously provided.

•	We issued 300,000 shares of unregistered common stock to Bibicoff & McInnis for investor relations services related to the corporate restructuring, valued at $210,000.

•	We issued 250,000 shares of unregistered common stock, with a value of $175,000, for corporate finance and restructuring activities to Wulff Services Inc. Wulff Services, Inc. is primarily owned by our current Chief Financial Officer / Chief Operation Officer, Peter Wulff. In addition, Wulff Services, Inc. received a onetime payment of $75,000 related to the corporate finance and restructuring efforts.

•	We issued 300,000 shares of registered common stock, with a value of $210,000, for corporate reorganization services previously provided by the principal of Pillar Marketing Group, Inc. In addition, Pillar also received a onetime payment of $152,000 related to the reorganization efforts.

•	We incurred $73,000 in legal fees associated with the corporate finance and restructuring activities.

Change in Derivative Liability

Change in derivative liability for the three months ended October 31, 2014 and 2013 was an increase of $1,000 and $58,000, respectively. The change is primarily due to adjustments of the estimated fair value, and the settlement of derivative warrants exercised during the period ended October 31, 2013.

Other (Expense) Income

Other expense for the three months ended October 31, 2014 was $1,000, compared to other income of $49,000 for the three months ended October 31, 2013. The decrease is primarily attributable to the sale of reserved inventory and accounts payable vendors settlements that occurred during the three months ended October 31, 2013.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of October 31, 2014 we have incurred a cumulative net loss of $83,155,000.

During the three months ended October 31, 2014, we issued a total of 9,958,032 shares of common stock and warrants to purchase 3,996,259 shares of common stock for gross proceeds of approximately $7.49 million. Additionally, in connection with the price adjustment terms in subscription agreements we previously entered into with investors in prior private placements, we issued an aggregate of 127,993 shares of common stock and warrants to purchase up to and aggregate of 648,053 shares of common stock. The shares of common stock and the warrants issued under the private placements were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities, including the shares underlying the warrants, may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements.

As of October 31, 2014, we had $5,331,000 in cash and cash equivalents compared to $86,000 in cash and cash equivalents as of July 31, 2014. The net increase in cash and cash equivalents was primarily attributable to proceeds from our issuance of common stock in the private placements noted above. Additionally, as of October 31, 2014, we had $875,000 of current liabilities, including $510,000 in accounts payable, compared to $1,829,000 of current liabilities, including $1,096,000 in accounts payable as of July 31, 2014. The net decrease in current liabilities was primarily due to the timing of accounts payable and reduced wage accruals.

In addition, from time to time we have entered into employment agreements with our executives that, under certain cases, provide for the continuation of salary and certain other benefits if these executives are terminated under specified circumstances. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. As of October 31, 2014, no events have occurred resulting in the obligation of any such payments. On August 13, 2013, we entered into Purchase, Severance, and Release Agreements with our named executive officers, which is further described in Note 6 above.

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

Changes in Our Internal Controls

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter covered by this quarterly report on Form 10-Q.

There were no changes in our internal controls over financial reporting during the three months ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

You should carefully consider the following information about risks and uncertainties that may affect us or our business, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the notes thereto, and the information in other reports we file with the SEC, including our Annual Report on Form 10-K for the year ended July 31, 2014 and our audited consolidated financial statements and the notes thereto included therein. If any of the following events, described as risks, actually occur, either alone or taken together, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment in our securities. An investment in our securities is speculative and involves a high degree of risk. You should not invest in our securities if you cannot bear the economic risk of your investment for an indefinite period of time and cannot afford to lose your entire investment. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

Risks Related to Our Business and Industry

We have a history of losses, and we may not achieve or maintain profitability.

We had a loss of $1.93 million for the quarter ended October 31, 2014, and a loss of $3.84 million for the quarter ended October 31, 2013. As of October 31, 2014, we have incurred a cumulative net loss of approximately $83 million. Although we expect to continue to have losses in future periods, we are unable to predict the extent of our future losses or when or if we will become profitable, and it is possible we will never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

As of December 11, 2014, we have 50,469,632 shares of common stock issued and outstanding or reserved for issuance. Shares reserved for issuance include shares under equity compensation plans, vested and unvested options, warrants, and unvested restricted stock units. Our current authorized capital stock is limited to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Any increase in our authorized capital stock would require the approval of a majority of our shareholders as well as the approval of our Board of Directors. If we were unable to increase our authorized capital stock for any reason, our ability to raise additional capital through the issuance of equity or convertible debt would be severely compromised and we may be unable to obtain equity or convertible debt capital at all.

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

In November 2014, we withdrew, without prejudice, our FCN for raw poultry due to receipt of a Deficiency Letter from the FDA stating that the agency has developed new data that is currently under review, which data calls into question the long established safety levels of the dietary intake of silver in the U.S. from food contact uses previously approved by the FDA. As a result, the FDA indicated that it would not approve our FCN absent new data or additional information that adequately addresses its new toxicity concerns. Because the FDA is unlikely to approve any new uses of silver in food processing at this time, we believe we will likely receive a similar Deficiency Letter from the FDA for the FCN we submitted in October 2014 for the use of SDC to reduce Salmonella, E. coli and Listeria in the processing of produce. If we do receive such a Deficiency Letter, we intend to similarly withdraw that FCN until we can provide the FDA with the additional data and information necessary to address the FDA’s concerns. We are currently in discussions with the FDA to assess the additional data we need to provide to support our FCNs. We also intend to delay the filing of our FCN for the use of SDC as a processing aid for beef and pork until we receive guidance from the FDA. These delays in achieving regulatory approvals will have a significant adverse effect on the timing of any anticipated revenues from sales of our SDC products and could significantly impact our product development costs and business. Additionally, if we fail to achieve regulatory approval of the SDC products, such failure would have a significant adverse effect on our business and we may not be able to support our continued operations.

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

As of December 11, 2014, in addition to 39,788,465 shares of common stock issued and outstanding, we had 462,343 shares reserved for issuance under equity compensation plans for vested and unvested stock options and 4,717,500 shares reserved for issuance for vested and unvested restricted stock units. We also had 5,501,324 shares reserved for issuance on the exercise of outstanding warrants.

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

From time to time, one or a small number of our customers may represent a significant percentage of our revenue. Our three largest customers accounted for 58% of our revenue for the months ended October 31, 2014. One customer accounted for 22%, one 20%, and the other for 16%. Although we have agreements with many of our customers, these agreements typically do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers to significantly reduce the amount of product ordered or license fees paid, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

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

We have limited experience in the sales, marketing and distribution of our products. While we previously relied primarily on product distribution arrangements and/or sales and marketing services provided by third parties, we have now developed and obtained registration by the Environmental Protection Agency, or EPA, of our proprietary brand, PURE® Hard Surface disinfectant and food contact surface sanitizer, and have resumed direct control of our sales of this product through a restructuring of our sales strategy and operations. Our new sales and marketing strategy requires that we enact various operational changes in our business, including making significant investments in our own sales and marketing organization. We intend to market and sell our PURE® Hard Surface and related SDC-based products into consumer, commercial and institutional markets through both traditional and alternative distribution channels. Additionally, Subway has agreed to make the Pure Hard Surface disinfectant available in its franchised locations in the U.S.; however, we cannot assure you whether any franchisees will choose to purchase and use the product.

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

In addition to its use on hard surfaces, we are pursuing potential applications of our SDC technology as a broad-spectrum antimicrobial for use as a direct food contact processing aid where it is applied as a wash for produce, meat and poultry as an intervention to prevent or kill various food-borne pathogens. Any product that may be developed in these fields may be delayed or may never achieve regulatory approval or be commercialized. For example, as discussed above, in November 2014, we withdrew, without prejudice, our FCN for raw poultry due to receipt of a Deficiency Letter from the FDA stating that the agency has developed new data that is currently under review, which data calls into question the long established safety levels of the dietary intake of silver in the U.S. from food contact uses previously approved by the FDA. Because the FDA is unlikely to approve any new uses of silver in food processing at this time, we believe we will likely receive a similar Deficiency Letter from the FDA for the FCN we submitted in October 2014 for the use of SDC to reduce Salmonella, E. coli and Listeria in the processing of produce. We also intend to delay the filing of our FCN for the use of SDC as a processing aid for beef and pork until we receive guidance from the FDA. Delays in achieving regulatory approvals for particular applications of our products could significantly impact our product development costs. If indications are commercialized, we may not receive a share of future revenues that provides an adequate return on our historical or future investment.

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

As previously announced on our Form 8-K filed with the SEC on August 20, 2013 and as described elsewhere in this Quarterly Report, on August 13, 2013, Michael L. Krall, Donna Singer, and Dennis Atchley resigned all positions respectively held by them as officers of the Company and as members of the Board. Mr. Krall previously served as our Chief Executive Officer and interim Chief Financial Officer and on the Board. Ms. Singer served as our Executive Vice President and as a member of the Board and Mr. Atchley served as Corporate Secretary. Simultaneously with the resignations, Dave J. Pfanzelter was appointed by the Board to serve as Interim Chief Executive Officer and Chairman of the Board, Peter C. Wulff was appointed by the Board to serve as Chief Financial Officer, Chief Operating Officer, and Corporate Secretary and Gary D. Cohee was appointed by the Board to serve as a member of the Board.

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

On October 24, 2014, we appointed Tom Y. Lee, CPA, to the Board.

Our success depends largely on the development and execution of our business strategy by our Board and management team. Management will be evaluating how to best execute our near-term strategy to drive customer adoption in the food industry by addressing food safety solutions across the supply chain in order to prevent or mitigate food contamination or the potential for food-borne illness – with specific customer focus in foodservice providers, food processors and food manufacturers. However, we cannot assure you that management will succeed in driving customer adoption in the food industry or generally execute on our business strategy in the near-term or at all, which could harm our business and financial prospects. Further, integrating new management into existing operations may be challenging. If we are unable to effectively integrate our new management, our operations and prospects could be harmed.

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

Risks Related to our Common Stock

We failed to meet applicable NASDAQ Stock Market requirements and as a result we delisted our stock from The NASDAQ Capital Market, which could adversely affect the market liquidity of our common stock and harm our business.

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

The price and trading volume of our common stock have historically been volatile. For example, in the twelve months through October 31, 2014, the closing market price of our common stock ranged from $0.98 per share to $1.49 per share, and the monthly trading volume varied from approximately 573,000 shares to 2,194,000 shares. The market price of our common stock may continue to be volatile and could fluctuate substantially due to many factors, including, among others, the following:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

3.1	Certificate of Incorporation of Pure Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.1.1	Certificate of Amendment to Certificate of Incorporation of Pure Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.2	Bylaws of Pure Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

3.2.1	Amendment to the Bylaws of Pure Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

4.1	Form of Investor Warrant (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed with the SEC on September 2, 2009)

4.2	Wharton Capital Markets LLC Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on March 16, 2012)

4.3	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on September 13, 2012)

4.4	Morrison & Foerster LLP Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on January 31, 2013)

4.5	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC April 23, 2013)

4.6	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC August 27, 2014)

10.1	Securities Purchase Agreement, dated August 22, 2014 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on August 27, 2014)

10.2	Registration Rights Agreement, dated August 22, 2014 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on August 27, 2014)

10.3	Amendment to Services Agreement, dated October 2, 2014, between Pure Bioscience, Inc. and Pillar Marketing Group, Inc. (incorporated by reference to Exhibit 10.48 of the Registration Statement on Form S-1 filed with the SEC on October 10, 2014)

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at October 31, 2014 and July 31, 2014; (ii) Consolidated Statements of Operations for the three months ended October 31, 2014 and 2013; (iii) Consolidated Statements of Cash Flows for the three months ended October 31, 2014 and 2013; and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE, INC.

Date:	December 11, 2014	By:	/s/ HENRY R. LAMBERT
Henry R. Lambert, Chief Executive Officer
(Principal Executive Officer)

Date:	December 11, 2014	By:	/s/ PETER C. WULFF
Peter C. Wulff, Chief Financial Officer / Chief Operating Officer
(Principal Financial and Accounting Officer)