Form 10-Q
period 2015-01-31
PURE BIOSCIENCE, INC.
filed 2015-03-04
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2015

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

As of March 4, 2015, there were 40,820,965 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

Pure Bioscience, Inc.

Form 10-Q

for the Quarterly Period Ended January 31, 2015

Item 1.	Financial Statements

Pure Bioscience, Inc.

Condensed Consolidated Balance Sheets

	January 31,	July 31,
	2015	2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,908,000	$86,000
Accounts receivable, net	40,000	47,000
Inventories, net	186,000	249,000
Prepaid expenses	75,000	96,000

Total current assets	4,209,000	478,000
Property, plant and equipment, net	90,000	36,000
Patents, net	1,262,000	1,345,000

Total assets	$5,561,000	$1,859,000

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$510,000	$1,096,000
Restructuring liability	103,000	323,000
Accrued liabilities	199,000	401,000
Derivative liability	5,000	9,000

Total current liabilities	817,000	1,829,000
Deferred rent	11,000	13,000

Total liabilities	828,000	1,842,000

Commitments and contingencies (See Note 6)
Stockholders’ equity
Preferred stock, $0.01 par value:
5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value:
100,000,000 shares authorized,
40,120,965 shares issued and outstanding at January 31, 2015, and
29,394,940 shares issued and outstanding at July 31, 2014	402,000	295,000
Additional paid-in capital	89,222,000	80,943,000
Accumulated deficit	(84,891,000)	(81,221,000)

Total stockholders’ equity	4,733,000	17,000

Total liabilities and stockholders’ equity	$5,561,000	$1,859,000

See accompanying notes.

Pure Bioscience, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Six months ended		Three months ended
	January 31,		January 31,
	2015	2014	2015	2014
Net product sales	$390,000	$156,000	$273,000	$41,000
Operating costs and expenses
Cost of goods sold	156,000	56,000	111,000	20,000
Selling, general and administrative	2,524,000	2,168,000	1,201,000	1,243,000
Research and development	391,000	502,000	215,000	289,000
Share-based compensation	985,000	1,421,000	482,000	1,332,000
Other share-based expenses	—	308,000	—	308,000
Restructuring costs	—	2,754,000	—	70,000

Total operating costs and expenses	4,056,000	7,209,000	2,009,000	3,262,000

Loss from operations	(3,666,000)	(7,053,000)	(1,736,000)	(3,221,000)
Other income (expense)
Change in derivative liability	4,000	(59,000)	5,000	(1,000)
Interest expense, net	(5,000)	(5,000)	(3,000)	(2,000)
Gain on extinguishment of debt	—	727,000	—	727,000
Other income (expense), net	(3,000)	64,000	(2,000)	15,000

Total other income (expense)	(4,000)	727,000	—	739,000

Net loss	$(3,670,000)	$(6,326,000)	$(1,736,000)	$(2,482,000)

Basic and diluted net loss per share	$(0.10)	$(0.28)	$(0.04)	$(0.10)

Shares used in computing basic and diluted net loss per share	38,440,396	22,842,753	39,851,590	24,997,773

See accompanying notes.

Pure Bioscience, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	January 31,
	2015	2014
Operating activities
Net loss	$(3,670,000)	$(6,326,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	985,000	1,421,000
Amortization of stock issued for services	44,000	636,000
Stock issued under severance agreements	—	825,000
Stock issued to investors to amend subscription agreements	—	285,000
Fair value of penalty warrants issued	—	23,000
Gain on extinguishment of debt	—	(727,000)
Depreciation and amortization	103,000	140,000
Change in fair value of derivative liability	(4,000)	59,000
Changes in operating assets and liabilities:
Accounts receivable	7,000	9,000
Inventories	63,000	(64,000)
Prepaid expenses	(23,000)	(16,000)
Accounts payable and accrued liabilities	(1,008,000)	(275,000)
Deferred rent	(2,000)	(3,000)

Net cash used in operating activities	(3,505,000)	(4,013,000)

Investing activities
Investment in patents	(6,000)	(61,000)
Purchases of property, plant and equipment	(68,000)	(21,000)

Net cash used in investing activities	(74,000)	(82,000)

Financing activities
Net proceeds from the sale of common stock	7,401,000	4,664,000
Net proceeds from the exercise of warrants	—	163,000
Payment on note payable	—	(528,000)

Net cash provided by financing activities	7,401,000	4,299,000

Net increase in cash and cash equivalents	3,822,000	204,000
Cash and cash equivalents at beginning of period	86,000	32,000

Cash and cash equivalents at end of period	$3,908,000	$236,000

Supplemental disclosure of cash flow information
Cash paid for taxes	$1,600	$4,000

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for prepaid services	$—	$175,000

Common stock issued in connection with financing	$—	$283,000

Settlement of warrant liability	$—	$56,000

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information pursuant to the instructions to Form 10-Q and Article 10/Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2015 are not necessarily indicative of the results that may be expected for other quarters or the year ending July 31, 2015. The July 31, 2014 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in our Annual Report on Form 10-K. For more complete information, these unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended July 31, 2014 included in our Annual Report on Form 10-K covering such period filed with the Securities and Exchange Commission, or SEC, on October 28, 2014.

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

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of January 31, 2015, we have incurred a cumulative net loss of $84,891,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of January 31, 2015, we had $3,908,000 in cash and cash equivalents, and $817,000 of current liabilities, including $510,000 in accounts payable. As of January 31, 2015, we have no long-term debt. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months.

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

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Our diluted net loss per common share is the same as our basic net loss per common share because we incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an anti-dilutive effect. As of January 31, 2015 and 2014, the number of shares issuable upon the exercise of stock options, the vesting of restricted stock units, and the exercise of warrants, none of which are included in the computation of basic net loss per common share, was 10,348,667 and 7,602,488, respectively.

4.	Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments. For the three and six months ended January 31, 2015 and 2014, our comprehensive loss consisted only of net loss.

5.	Inventory

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Inventories consist of the following:

	January 31,	July 31,
	2015	2014
Raw materials	$93,000	$102,000
Finished goods	93,000	147,000

	$186,000	$249,000

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

On January 23, 2014, we entered into a General Release and Settlement Agreement with a former employee (“Employee Settlement”). Under the terms of the Employee Settlement, we paid $50,000 over a six-month period with payments commencing in March 2014, and issued 15,000 shares of common stock.

Approximately $103,000 remains payable under the severance agreements and is included in the accrued restructuring liability section of the condensed consolidated balance sheets as of January 31, 2015. During the three and six months ended January 31, 2014, the Company expensed approximately $70,000 and $1,859,000, respectively, related to the Employee Settlement and the Purchase, Severance, and Release Agreements.

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

During the fiscal year ended July 31, 2014, we entered into a Promissory Note Payoff Agreement (“Payoff Agreement”) with Morrison. Under the Payoff Agreement, we paid $500,000 in cash to Morrison to extinguish $1,227,000 in unsecured debt owed to Morrison under the Note, dated January 25, 2013. We have no further obligations or liability under the Note. As a result of the Payoff Agreement, we recorded a gain of $727,000 that is reflected in the other income (expense) section of the condensed consolidated statement of operations.

During the six months ended January 31, 2014, prior to the Payoff Agreement, we paid $28,000 under the terms of the Note.

8.	Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the six months ended January 31, 2015 and 2014, no impairment of long-lived assets was indicated or recorded.

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

We recorded the fair value of the warrants issued in connection with the Bridge Loan as a warrant liability due to anti-dilution provisions requiring the strike price of the warrants to be adjusted if we subsequently issue common stock at a lower stock price. The Company revalues the warrants as of the end of each reporting period. The fair value of the warrants at January 31, 2015 and July 31, 2014 was $5,000 and $9,000, respectively. The change in fair value of the warrant liability for the three and six months ended January 31, 2015 was a decrease of $5,000 and $4,000, respectively, which was recorded as a change in derivative liability in the consolidated statement of operations.

During the six months ended January 31, 2014, there were net exercises on an aggregate of 90,699 of the warrants issued in connection with the Bridge Loan, which resulted in the issuance of 73,290 shares of our common stock. As these warrants were net exercised, as permitted under the respective warrant agreements, we did not receive any cash proceeds. The warrants were revalued as of the settlement dates, and the change in fair value was recognized to earnings. The Company also recognized a reduction in the warrant liability based on the fair value as of the settlement date for the warrants exercised, with a corresponding increase in additional paid-in capital. As of January 31, 2015, there are 9,709 warrants outstanding issued in connection with the Bridge Loan. No warrants issued in connection with the Bridge Loan were exercised during the six months ended January 31, 2015.

The estimated fair value of the derivative liability was computed using a Monte Carlo option pricing model based the following assumptions:

	January 31,	July 31,
	2015	2014
Volatility	107.4%	163.5%
Risk-free interest rate	0.40%	0.98%
Dividend yield	0.0%	0.0%
Expected life	1.9 years	2.4 years

10.	Fair Value of Financial Instruments

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

The following table provides a reconciliation of the beginning and ending balances of the derivative liabilities for the six months ended January 31, 2015:

		Conversion
	Warrant	Feature
	Liability	Liability	Total
Balance at July 31, 2014	$9,000	$—	$9,000
Issuances	—	—	—
Settlement of warrant liability	—	—	—
Adjustments to estimated fair value	(4,000)	—	(4,000)

Balance at January 31, 2015	$5,000	$—	$5,000

11.	Stockholders’ Equity

Private Placements

During the six months ended January 31, 2015, we issued a total of 10,086,025 shares of common stock and warrants to purchase 4,652,312 shares of common stock for gross proceeds of $7,493,000. After deducting fees of $92,000, the net proceeds to us were $7,401,000. The warrants have a five-year term, are exercisable immediately, and have exercise prices ranging from $0.01 to $0.75 per share. A fair value of $4,397,000 was estimated for the warrants using the Black-Sholes valuation method using a volatility of 133.74%, an interest rate of 1.50% and a dividend yield of zero. We determined that the warrants issued in connection with the private placements were equity instruments and did not represent derivative instruments.

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

During the six months ended January 31, 2015 and 2014, the shares of common stock issued under the private placements were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements.

In October 2014, we filed a resale registration statement on Form S-1 with the SEC, which was declared effective on January 12, 2015, registering up to 20,256,280 shares of our common stock in connection with the resale of:

•	up to 13,470,324 shares of common stock issued to certain of the selling security holders in the registrant’s private placement offerings, which occurred during the fiscal year ended July 31, 2014 and the three months ended October 31, 2014;

•	up to 4,652,313 shares of our common stock issuable upon the exercise of warrants issued to certain of the selling security holders in the offerings that occurred on August 27, 2014 and August 29, 2014;

•	up to 2,033,643 shares of our common stock issued to certain of the selling stockholders for services provided to the Company during the fiscal year ended July 31, 2014; and

•	up to 100,000 shares of our common stock issuable upon the exercise of warrants issued to certain of the selling security holders for services provided to the Company during the fiscal year ended July 31, 2014.

Corporate Governance Restructuring Activity

The following transactions occurred on August 13, 2013:

•	We entered into a two-year service agreement with Pillar Marketing Group, Inc. for general advisory services with respect to corporate finance and capital raising activities, merger and acquisition transactions, and other related endeavors. In accordance with the agreement with Pillar we issued 250,000 shares of common stock, with a value of $175,000. The value was capitalized to prepaid expense and is being amortized over the term of the agreement. During the three and six months ended January 31, 2015, we recognized $22,000 and $44,000, respectively, of expense related to these services. We also issued 300,000 shares of registered common stock to the principal of Pillar for certain corporate reorganization services, valued at $210,000. Pillar also received a onetime payment of $150,000 for certain corporate reorganization activities previously provided. The fair value of the stock issued and the onetime payment was expensed to restructuring costs.

•	We issued 300,000 shares of common stock to Bibicoff & McInnis for investor relations services related to restructuring activities, valued at $210,000. On issuance, the $210,000 was expensed to restructuring costs.

•	We issued 250,000 shares of common stock, with a value of $175,000, for corporate finance and restructuring activities to Wulff Services, Inc. Wulff Services, Inc. is primarily owned by our current Chief Financial Officer / Chief Operating Officer, Peter C. Wulff. In addition, Wulff Services, Inc. received a onetime payment of $75,000 related to the corporate finance and restructuring efforts. The fair value of the stock issued and the onetime payment was expensed to restructuring costs.

•	We issued 300,000 shares of common stock, with a value of $210,000, to Donna Singer, per Ms. Singer’s separation agreement, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act. Ms. Singer was the Company’s Executive Vice President and served as a member of the Board. Additionally, as part of this issuance, we granted certain registration rights with respect to the shares issued to Ms. Singer. On issuance, the $210,000 was expensed to restructuring costs (See Note 6).

•	We issued 850,000 shares of common stock, with a value of $595,000, to Michael L. Krall, per Mr. Krall’s separation agreement, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act. Mr. Krall was the Company’s Chief Executive Officer and served as a member of the Board. Additionally, as part of this issuance, we granted certain registration rights with respect to the shares issued to Mr. Krall. On issuance, the $595,000 was expensed restructuring costs (See Note 6).

Other Activity

During the three and six months ended January 31, 2015, we issued 332,500 and 640,000 shares of common stock, respectively, to employees, directors and officers for restricted stock units that vested, based on service and performance conditions.

During the six months ended January 31, 2014, we paid approximately $113,000, and issued 348,143 shares of common stock, to Gary Cohee and/or his affiliates for investor relations and financial advisor services, valued at $283,000, pursuant to the terms of the director service agreement with Mr. Cohee. The amounts paid and the fair value of the stock issued were offset to additional paid-in capital. Mr. Cohee is a member of our Board.

During the six months ended January 31, 2014, we issued 87,500 shares of common stock to employees for restricted stock units that vested, based on performance conditions, and issued 15,000 shares of unregistered common stock to a former employee, valued at $20,000.

In connection with the April 24, 2013 private placement, the Company granted certain registration rights, under which the Company agreed to file a registration statement covering the resale of the shares of common stock sold in the financing, as well as those shares issuable upon exercise of the warrants. In the event that we did not file to register for resale the shares and warrant shares issued as part of the April 24, 2013 private placement, within 45 days of the closing date, the Company was required to issue 100 warrant shares for each day that such filing is not completed, not to exceed 18,000 warrant shares. As of January 31, 2014, the shares and warrant shares had not been registered for resale. As a result, the private placement participant received the entire 18,000 warrant shares as of January 31, 2014. The expense associated with the warrants was $23,000 and is included in the other share-based expenses section of the consolidated statement of operations.

Warrants

During the six months ended January 31, 2014, we received $163,000 from the exercise of a warrant to purchase 250,000 shares of our common stock. In addition, there were net exercises on an aggregate of 90,699 warrants, which resulted in the issuance of 73,290 shares of our common stock. As these warrants were net exercised, as permitted under the respective warrant agreements, we did not receive any cash proceeds. No warrants were exercised during the six months ended January 31, 2015.

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

During the three and six months ended January 31, 2015, we issued 332,500 and 640,000 shares of common stock, respectively, to employees, directors and officers for restricted stock units that vested, based on service and performance conditions. Of the 4,410,000 RSUs outstanding we currently expect 3,650,000 to vest. As of January 31, 2015, there was $3,339,000 of unrecognized non-cash compensation cost related to RSUs we expect to vest, which will be recognized over a weighted average period of 1.10 years.

As of January 31, 2015, there was $112,000 of unrecognized non-cash compensation cost related to unvested stock options, which will be recognized over a weighted average period of 1.87 years. No options were granted during the six months ended January 31, 2015.

For the three months ended January 31, 2015 and 2014, share-based compensation expense for outstanding RSUs and stock options was $482,000 and $1,332,000, respectively. For the six months ended January 31, 2015 and 2014, share-based compensation expense was $985,000 and $1,421,000, respectively.

13.	Recent Accounting Pronouncements

No recent accounting pronouncements or other authoritative guidance have been issued that management considers likely to have a material impact on our consolidated financial statements.

14.	Subsequent Events

None

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All references in this Item 2 and elsewhere in this Quarterly Report to “PURE,” “we”, “our,” “us” and the “Company” refer to Pure Bioscience, Inc., a Delaware corporation, and our wholly owned subsidiary, ETIH2O Corporation, a Nevada corporation. ETIH2O Corporation currently has no business operations and no material assets or liabilities and there have been no significant transactions related to ETIH2O Corporation during the periods presented in the consolidated financial statements contained elsewhere in this Quarterly Report.

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

Our goal is to become a sustainable company by commercializing our proprietary technology platform to deliver leading antimicrobial products through our sales and marketing efforts focused on the food industry and through licensing collaborations in other industries. Our current products are as follows:

Product Name	Product Use	EPA Registration
PURE Complete Solution:
PURE® Hard Surface	Disinfectant and sanitizer	SDC3A
PURE Multi-Purpose Cleaner Concentrate	Cleaner	Not applicable
Axen® 30 (1)	Disinfectant	Axen30
Axenohl®	Raw material ingredient	Axenohl
Silvérion®	Raw material ingredient	Not applicable

(1)	We intend to phase out Axen® 30

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

In October 2014, we submitted a Food Contact Notification (FCN) to the FDA for SDC as a produce processing aid. Because the FDA is unlikely to approve any new uses of silver in food processing at this time, we received a similar Deficiency Letter from the FDA for the FCN we submitted for SDC as a produce processing aid. In January 2015, we withdrew, without prejudice, our produce FCN. We are currently in discussions with the FDA to assess the additional data we need to provide to support our FCNs. We also intend to delay the filing of our FCN for the use of SDC as a processing aid for beef and pork until we receive guidance from the FDA.

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

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of January 31, 2015 we have incurred a cumulative net loss of $84,891,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of January 31, 2015, we had $3,908,000 in cash and cash equivalents, and $817,000 of current liabilities, including $510,000 in accounts payable. As of January 31, 2015, we have no long-term debt. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months. See “Liquidity and Capital Resources” for a further discussion on our continuation as a going concern.

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

Comparison of the Three Months Ended January 31, 2015 and 2014

Net Product Sales

Net product sales were $273,000 and $41,000 for the three months ended January 31, 2015 and 2014, respectively. The increase of $232,000 was primarily attributable to sales fluctuations within our legacy customer base.

For the three months ended January 31, 2015, two individual customers each accounted for 10% or more of our net product sales. One customer accounted for 69%, and the other for 12%. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S

For the three months ended January 31, 2014, three individual customers each accounted for 10% or more of our net product sales. One customer accounted for 26%, another for 24%, and the other for 17%. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

Cost of Goods Sold

Cost of goods sold was $111,000 and $20,000 for the three months ended January 31, 2015 and 2014, respectively. The increase of $91,000 was attributable to increased net product sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 59% and 51% for the three months ended January 31, 2015 and 2014, respectively. The increase in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the quarter ended January 31, 2015 as compared to the prior quarter.

Selling, General and Administrative Expense

Selling, general and administrative expense was $1,201,000 and $1,243,000 for the three months ended January 31, 2015 and 2014, respectively. The decrease of $42,000 was primarily attributable to reductions in facility costs offset by increased personnel and professional service costs.

Research and Development Expense

Research and development expense was $215,000 and $289,000 for the three months ended January 31, 2015 and 2014, respectively. The decrease of $74,000 was primarily attributable to decreases in personnel costs.

Share-Based Compensation

Share-based compensation expense was $482,000 and $1,332,000 for the three months ended January 31, 2015 and 2014, respectively. The decrease of $850,000 is primarily due to the vesting of restricted stock units granted to employees and directors supporting our selling, general and administrative, and research and development functions during the prior fiscal year.

Other Share-Based Expenses

Other share-based expense was zero and $308,000 for the three months ended January 31, 2015 and 2014, respectively. The decrease is due to $285,000 of expense incurred from the amendment of the subscription agreements for investors who participated in the October 2013 private placements and $23,000 of expense associated with warrants issued in connection with the April 24, 2013 private placement (See Note 11).

Restructuring Expense

Restructuring expense was zero and $70,000 for the three months ended January 31, 2015 and 2014, respectively. The decrease is related to a settlement agreement with a former employee. Under the terms of the agreement, we paid $50,000 over a six-month period with payments commencing in March 2014, and issued 15,000 shares of common stock, valued at $20,000.

Change in Derivative Liability

Change in derivative liability for the three months ended January 31, 2015 and 2014 was a decrease of $5,000 and an increase of $1,000, respectively. The change is primarily due to a decrease in the stock price as of January 31, 2015.

Interest Expense

Interest expense for the three months ended January 31, 2015 and 2014 was $3,000 and $2,000, respectively.

Gain on Extinguishment of Debt

Gain on extinguishment of debt for the three months ended January 31, 2015 and 2014 was zero and $727,000, respectively. The $727,000 gain is attributable to the repayment of the Promissory Note (See Note 7).

Other Income (Expense)

Other expense for the three months ended January 31, 2015 was $2,000, compared to other income of $15,000 for the three months ended January 31, 2014. The decrease is primarily attributable to vendor settlements that occurred during the three months ended January 31, 2014.

Comparison of the Six Months Ended January 31, 2015 and 2014

Net Product Sales

Net product sales were $390,000 and $156,000 for the six months ended January 31, 2015 and 2014, respectively. Our domestic net product sales were $372,000 and $156,000 for the three months ended January 31, 2015 and 2014, respectively. The $216,000 increase in domestic net product sales was related to fluctuations within our legacy customer base. Our foreign net product sales were $18,000 and zero for the three months ended January 31, 2015 and 2014, respectively. The increase in foreign net product sales was related to a new customer contract.

For the six months ended January 31, 2015, two individual customers each accounted for 10% or more of our net product sales. One customer accounted for 48% and the other for 11%. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 95% U.S. and 5% foreign, with foreign sales occurring in the United Kingdom.

For the six months ended January 31, 2014, three individual customers each accounted for 10% or more of our net product sales. One customer accounted for 25%, another for 21%, and the other for 17%. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

Cost of Goods Sold

Cost of goods sold was $156,000 and $56,000 for the six months ended January 31, 2015 and 2014, respectively. The increase of $100,000 was attributable to increased net product sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 60% and 64% for the six months ended January 31, 2015 and 2014, respectively. This decrease in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the quarter ended January 31, 2014 as compared to current quarter.

Selling, General and Administrative Expense

Selling, general and administrative expense was $2,524,000 and $2,168,000 for the six months ended January 31, 2015 and 2014, respectively. The increase of $356,000 was primarily attributable to increased personnel and professional service costs offset by reductions in facility costs.

Research and Development Expense

Research and development expense was $391,000 and $502,000 for the six months ended January 31, 2015 and 2014, respectively. The decrease of $111,000 was primarily attributable to decreases in personnel costs and related expenses, offset by an increase in third-party research and testing activities.

Share-Based Compensation

Share-based compensation expense was $985,000 and $1,421,000 for the six months ended January 31, 2015 and 2014, respectively. The decrease of $436,000 is primarily due to the vesting of restricted stock units granted to employees and directors supporting our selling, general and administrative, and research and development functions during the prior fiscal year.

Other Share-Based Expenses

Other share-based expense was zero and $308,000 for the six months ended January 31, 2015 and 2014, respectively. During the six months ended January 31, 2014, we incurred $285,000 of expense from the amendment of the subscription agreements for investors who participated in the October 2013 private placements and $23,000 of expense associated with warrants issued in connection with the April 24, 2013 private placement (See Note 11).

Restructuring Expense

Restructuring expense was zero and $2,754,000 for the six months ended January 31, 2015 and 2014, respectively. On August 13, 2013, Michael L. Krall, Donna Singer, and Dennis Brovarone resigned all positions respectively held by them as officers and directors of the Company and a new management team and Board were appointed. Based on the corporate governance change we incurred the following expenditures:

•

Mr. Krall and Ms. Singer received a onetime separation payment of $150,000 and $45,000, respectively; Mr. Brovarone’s received $91,000, payable in 60 monthly installments of approximately $1,600, commencing December 2013; Mr. Krall is entitled to receive a cash severance of $540,000 in aggregate payable in monthly installments of $30,000 until February 2015; Ms. Singer received a cash severance of $204,000 in aggregate , which was payable until August 2014; Mr. Krall received 850,000 shares of common stock, valued at $595,000; Ms. Singer received 300,000 shares of common stock, valued at $210,000; and Mr. Krall and Ms. Singer each were entitled to receive the amount of their continued health insurance coverage until February 2015 and August 2014, respectively. Medical and dental insurance for Mr. Krall and Ms. Singer cost the Company $20,000 and $18,000, respectively. Per the terms of the agreements, we recorded a onetime expense of $1,782,000 related to Mr. Krall’s and Ms. Singer’s separation payments, future severance payments, unregistered stock received, and future medical and dental insurance payments. All but $7,000 due to Mr. Brovarone was accrued in prior periods for services previously provided.

•	We issued 300,000 shares of common stock to Bibicoff & McInnis for investor relations services related to the corporate restructuring, valued at $210,000.

•	We issued 250,000 shares of common stock, with a value of $175,000, for corporate finance and restructuring activities to Wulff Services Inc. Wulff Services, Inc. is primarily owned by our current Chief Financial Officer / Chief Operating Officer, Peter Wulff. In addition, Wulff Services, Inc. received a onetime payment of $75,000 related to the corporate finance and restructuring efforts.

•	We issued 300,000 shares of common stock, with a value of $210,000, for corporate reorganization services previously provided by the principal of Pillar Marketing Group, Inc. In addition, Pillar also received a onetime payment of $152,000 related to the reorganization efforts.

•	We incurred $73,000 in legal fees associated with the corporate finance and restructuring activities.

In addition, on January 23, 2014, we entered into a settlement agreement with a former employee. Under the terms of the agreement, we will paid $50,000 over a six-month period with payments commencing in March 2014, and issued 15,000 shares of common stock valued at $20,000.

Change in Derivative Liability

Change in derivative liability for the six months ended January 31, 2015 and 2014 was a decrease of $4,000 and an increase of $59,000, respectively. The change is primarily due to adjustments of the estimated fair value, and the settlement of derivative warrants exercised during the period ended October 31, 2013.

Interest Expense

Interest expense for the six months ended January 31, 2015 and 2014 was $5,000.

Gain on Extinguishment of Debt

Gain on extinguishment of debt for the six months ended January 31, 2015 and 2014 was zero and $727,000, respectively. The $727,000 gain is attributable to the repayment of the Promissory Note (See Note 7).

Other Income (Expense)

Other expense for the six months ended January 31, 2015 was $3,000, compared to other income of $64,000 for the six months ended January 31, 2014. The decrease is primarily attributable to vendor settlements that occurred during the six months ended January 31, 2014.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of January 31, 2015 we have incurred a cumulative net loss of $84,891,000.

During the six months ended January 31, 2015, we issued a total of 10,086,025 shares of common stock and warrants to purchase 4,652,312 shares of common stock for gross proceeds of $7,493,000. After deducting fees of $92,000, the net proceeds to use were $7,401,000. The shares of common stock and the warrants issued under the private placements were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities, including the shares underlying the warrants, may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements.

As of January 31, 2015, we had $3,908,000 in cash and cash equivalents compared to $86,000 in cash and cash equivalents as of July 31, 2014. The net increase in cash and cash equivalents was primarily attributable to proceeds from our issuance of common stock in the private placements noted above. Additionally, as of January 31, 2015, we had $817,000 of current liabilities, including $510,000 in accounts payable, compared to $1,829,000 of current liabilities, including $1,096,000 in accounts payable as of July 31, 2014. The net decrease in current liabilities was primarily due to the timing of accounts payable and reduced wage accruals.

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

In addition, the consolidated financial statements included in this Quarterly Report have been prepared and presented on a basis assuming we will continue as a going concern. Until we can generate significant cash from operations, we expect to continue to fund our operations with the proceeds of offerings of our equity and debt securities. However, we cannot assure you that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. Further, any contracts or license arrangements we enter into to raise funds may require us to relinquish our rights to our products or technology, and we cannot assure you that we will be able to enter into any such contracts or license arrangements on acceptable terms, or at all. Having insufficient funds may require us to delay or scale back our marketing, distribution and other commercialization activities or cease our operations altogether. Our financial statements do not include any adjustment relating to recoverability or classification of recorded assets and classification of recorded liabilities.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded that there were no changes in our internal controls over financial reporting during the three months ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have a history of recurring losses, and as of January 31, 2015, we have incurred a cumulative net loss of approximately $84.9 million.

As of January 31, 2015, we had $3,908,000 in cash and cash equivalents, $817,000 of current liabilities, including $510,000 in accounts payable. During the six months ended January 31, 2015, our cash outflows for operating activities and for investments in patents and fixed assets were $3.6 million. As a result, we need to raise additional capital in the future to continue operating our business and developing new products and technologies, which capital may not be available on acceptable terms or at all.

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

As of March 4, 2015, we have 40,820,965 shares of common stock issued and outstanding or reserved for issuance. Shares reserved for issuance include shares under equity compensation plans, vested and unvested options, warrants, and unvested restricted stock units. Our current authorized capital stock is limited to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Any increase in our authorized capital stock would require the approval of a majority of our shareholders as well as the approval of our Board of Directors. If we were unable to increase our authorized capital stock for any reason, our ability to raise additional capital through the issuance of equity or convertible debt would be severely compromised and we may be unable to obtain equity or convertible debt capital at all.

We have a history of losses, and we may not achieve or maintain profitability.

We had a loss of $1.74 million for the quarter ended January 31, 2015, and a loss of $2.48 million for the quarter ended January 31, 2014. As of January 31, 2015, we have incurred a cumulative net loss of approximately $84.9 million. Although we expect to continue to have losses in future periods, we are unable to predict the extent of our future losses or when or if we will become profitable, and it is possible we will never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

In November 2014, we withdrew, without prejudice, our FCN for raw poultry due to receipt of a Deficiency Letter from the FDA stating that the agency has developed new data that is currently under review, which data calls into question the long established safety levels of the dietary intake of silver in the U.S. from food contact uses previously approved by the FDA. As a result, the FDA indicated that it would not approve our FCN absent new data or additional information that adequately addresses its new toxicity concerns. Because the FDA is unlikely to approve any new uses of silver in food processing at this time, we also received a similar Deficiency Letter from the FDA for the FCN we submitted in October 2014 for the use of SDC to reduce Salmonella, E. coli and Listeria in the processing of produce. In January 2015, we withdrew, without prejudice, our produce FCN. We are currently in discussions with the FDA to assess the additional data we need to provide to support our FCNs. We also intend to delay the filing of our FCN for the use of SDC as a processing aid for beef and pork until we receive guidance from the FDA. These delays in achieving regulatory approvals will have a significant adverse effect on the timing of any anticipated revenues from sales of our SDC products and could significantly impact our product development costs and business. Additionally, if we failed to achieve regulatory approval of the SDC products, it would have a significant adverse effect on our business and we would most likely not be able to support our continued operations.

If the FDA and/or USDA approvals are obtained, the approvals may limit the uses for which SDC products may be marketed such that they may not be profitable to us, and the applicable products would be subject to pervasive and continuing regulation by the FDA and/or USDA that could lead to withdrawal or limitation of any product approvals.

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

As of January 31, 2015, in addition to 40,120,965 shares of common stock issued and outstanding, we had 437,343 shares reserved for issuance under equity compensation plans for vested and unvested stock options and 4,410,000 shares reserved for issuance for vested and unvested restricted stock units. We also had 5,501,324 shares reserved for issuance on the exercise of outstanding warrants.

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

From time to time, one or a small number of our customers may represent a significant percentage of our revenue. Our two largest customers accounted for 59% of our revenue for the six months ended January 31, 2015. One customer accounted for 48%, and the other for 11%. Although we have agreements with many of our customers, these agreements typically do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers to significantly reduce the amount of product ordered or license fees paid, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

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

In addition to its use on hard surfaces, we are pursuing potential applications of our SDC technology as a broad-spectrum antimicrobial for use as a direct food contact processing aid where it is applied as a wash for produce, meat and poultry as an intervention to prevent or kill various food-borne pathogens. Any product that may be developed in these fields may be delayed or may never achieve regulatory approval or be commercialized. For example, as discussed above, in November 2014, we withdrew, without prejudice, our FCN for raw poultry due to receipt of a Deficiency Letter from the FDA stating that the agency has developed new data that is currently under review, which data calls into question the long established safety levels of the dietary intake of silver in the U.S. from food contact uses previously approved by the FDA. Because the FDA is unlikely to approve any new uses of silver in food processing at this time, we also received a similar Deficiency Letter from the FDA for the FCN we submitted in October 2014 for the use of SDC to reduce Salmonella, E. coli and Listeria in the processing of produce. In January 2015, we withdrew, without prejudice, our produce FCN. We also intend to delay the filing of our FCN for the use of SDC as a processing aid for beef and pork until we receive guidance from the FDA. Delays in achieving regulatory approvals for particular applications of our products could significantly impact our product development costs. If indications are commercialized, we may not receive a share of future revenues that provides an adequate return on our historical or future investment.

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

The price and trading volume of our common stock have historically been volatile. For example, in the twelve months through January31, 2015, the closing market price of our common stock ranged from $1.49 per share to $0.54 per share, and the monthly trading volume varied from approximately 2,195,000 shares to 466,000 shares. The market price of our common stock may continue to be volatile and could fluctuate substantially due to many factors, including, among others, the following:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

3.1	Certificate of Incorporation of Pure Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.1.1	Certificate of Amendment to Certificate of Incorporation of Pure Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.2	Bylaws of Pure Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

3.2.1	Amendment to the Bylaws of Pure Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

4.1	Form of Investor Warrant (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed with the SEC on September 2, 2009)

4.2	Wharton Capital Markets LLC Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on March 16, 2012)

4.3	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on September 13, 2012)

4.4	Morrison & Foerster LLP Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on January 31, 2013)

4.5	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC April 23, 2013)

4.6	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC August 27, 2014)

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at January 31, 2015 and July 31, 2014; (ii) Consolidated Statements of Operations for the three and six months ended January 31, 2015 and 2014; (iii) Consolidated Statements of Cash Flows for the six months ended January 31, 2015 and 2014; and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE, INC.

Date: March 4, 2015	By:	/s/ HENRY R. LAMBERT
Henry R. Lambert, Chief Executive Officer (Principal Executive Officer)

Date: March 4, 2015	By:	/s/ PETER C. WULFF
Peter C. Wulff, Chief Financial Officer / Chief Operating Officer
(Principal Financial and Accounting Officer)