Form 10-Q
period 2015-04-30
PURE BIOSCIENCE, INC.
filed 2015-06-11
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	◻	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No   ☒

As of June 11, 2015, there were 41,114,715 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

Pure Bioscience, Inc.

Form 10-Q

for the Quarterly Period Ended April 30, 2015

Item 1. Financial Statements

Pure Bioscience, Inc.

Condensed Consolidated Balance Sheets

	April 30,	July 31,
	2015	2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,530,000	$86,000
Accounts receivable	86,000	47,000
Inventories, net	207,000	249,000
Prepaid expenses	33,000	96,000
Total current assets	2,856,000	478,000
Property, plant and equipment, net	97,000	36,000
Patents, net	1,227,000	1,345,000
Total assets	$4,180,000	$1,859,000
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$533,000	$1,096,000
Restructuring liability	66,000	323,000
Accrued liabilities	160,000	401,000
Derivative liability	4,000	9,000
Total current liabilities	763,000	1,829,000
Deferred rent	10,000	13,000
Total liabilities	773,000	1,842,000
Commitments and contingencies (See Note 6)
Stockholders’ equity
Preferred stock, $0.01 par value:
5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value:
100,000,000 shares authorized,
41,114,715 shares issued and outstanding at April 30, 2015, and
29,394,940 shares issued and outstanding at July 31, 2014	412,000	295,000
Additional paid-in capital	89,977,000	80,943,000
Accumulated deficit	(86,982,000)	(81,221,000)
Total stockholders’ equity	3,407,000	17,000
Total liabilities and stockholders’ equity	$4,180,000	$1,859,000

See accompanying notes.

Pure Bioscience, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	April 30,		April 30,
	2015	2014	2015	2014
Net product sales	$109,000	$261,000	$499,000	$417,000
Operating costs and expenses
Cost of goods sold	65,000	89,000	221,000	145,000
Selling, general and administrative	1,207,000	1,338,000	3,731,000	3,506,000
Research and development	171,000	248,000	562,000	750,000
Share-based compensation	766,000	770,000	1,751,000	2,191,000
Other share-based expenses	—	—	—	308,000
Restructuring costs	—	—	—	2,754,000
Total operating costs and expenses	2,209,000	2,445,000	6,265,000	9,654,000
Loss from operations	(2,100,000)	(2,184,000)	(5,766,000)	(9,237,000)
Other income (expense)
Change in derivative liability	1,000	3,000	5,000	(56,000)
Interest expense, net	(2,000)	(2,000)	(7,000)	(7,000)
Gain on extinguishment of debt	—	—	—	727,000
Other income (expense), net	10,000	134,000	7,000	198,000
Total other income (expense)	9,000	135,000	5,000	862,000
Net loss	$(2,091,000)	$(2,049,000)	$(5,761,000)	$(8,375,000)
Basic and diluted net loss per share	$(0.05)	$(0.07)	$(0.15)	$(0.34)
Shares used in computing basic and diluted net loss per share	40,836,625	27,864,746	39,221,585	24,479,959

See accompanying notes.

Pure Bioscience, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	April 30,
	2015	2014
Operating activities
Net loss	$(5,761,000)	$(8,375,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,751,000	2,191,000
Amortization of stock issued for services	66,000	657,000
Stock issued under severance agreements	—	825,000
Stock issued to investors to amend subscription agreements	—	285,000
Fair value of penalty warrants issued	—	23,000
Gain on extinguishment of debt	—	(727,000)
Gain on fixed asset sale	—	(7,000)
Stock issued for services	—	25,000
Warrants issued for services	—	121,000
Depreciation and amortization	154,000	196,000
Change in fair value of derivative liability	(5,000)	56,000
Changes in operating assets and liabilities:
Accounts receivable	(39,000)	(16,000)
Inventories	42,000	(22,000)
Prepaid expenses	(4,000)	(10,000)
Accounts payable and accrued liabilities	(1,061,000)	(588,000)
Deferred rent	(3,000)	(13,000)
Net cash used in operating activities	(4,860,000)	(5,379,000)
Investing activities
Investment in patents	(16,000)	(79,000)
Proceeds from sale of fixed assets	—	66,000
Purchases of property, plant and equipment	(81,000)	(21,000)
Net cash used in investing activities	(97,000)	(34,000)
Financing activities
Net proceeds from the sale of common stock	7,401,000	6,162,000
Net proceeds from the exercise of warrants	—	163,000
Payment on note payable	—	(528,000)
Net cash provided by financing activities	7,401,000	5,797,000
Net increase in cash and cash equivalents	2,444,000	384,000
Cash and cash equivalents at beginning of period	86,000	32,000
Cash and cash equivalents at end of period	$2,530,000	$416,000
Supplemental disclosure of cash flow information
Cash paid for taxes	$1,600	$4,000
Supplemental disclosure of non-cash investing and financing activities
Common stock issued for prepaid services	$—	$175,000
Common stock issued in connection with financing	$—	$376,000
Settlement of warrant liability	$—	$97,000

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information pursuant to the instructions to Form 10-Q and Article 10/Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2015 are not necessarily indicative of the results that may be expected for other quarters or the year ending July 31, 2015. The July 31, 2014 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in our Annual Report on Form 10-K. For more complete information, these unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended July 31, 2014 included in our Annual Report on Form 10-K covering such period filed with the Securities and Exchange Commission, or SEC, on October 28, 2014.

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

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of April 30, 2015, we have incurred a cumulative net loss of $86,982,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of April 30, 2015, we had $2,530,000 in cash and cash equivalents, and $763,000 of current liabilities, including $533,000 in accounts payable. As of April 30, 2015, we have no long-term debt. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months.

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

3.  Net Loss Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Our diluted net loss per common share is the same as our basic net loss per common share because we incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an anti-dilutive effect. As of April 30, 2015 and 2014, the number of shares issuable upon the exercise of stock options, the vesting of restricted stock units, and the exercise of warrants, none of which are included in the computation of basic net loss per common share, was 9,298,956 and 6,406,128, respectively.

4.  Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments. For the three and nine months ended April 30, 2015 and 2014, our comprehensive loss consisted only of net loss.

5.  Inventory

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Inventories consist of the following:

	April 30,	July 31,
	2015	2014
Raw materials	$99,000	$102,000
Finished goods	108,000	147,000
	$207,000	$249,000

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

In connection with Mr. Krall’s separation from the Company, the Company entered into a Purchase, Severance, and Release Agreement effective August 13, 2013 with Mr. Krall (the “Krall Release Agreement”). The Krall Release Agreement provides for a mutual release of all claims between Mr. Krall and the Company. Mr. Krall is also prohibited from engaging in certain competitive activities until July 2017. Pursuant to the Krall Release Agreement, Mr. Krall (i) was paid $25,000 on August 13, 2013; (ii) was due the amount of his continued health insurance coverage until February 2015; and, (iii) was entitled to receive $30,000 per month until February 2015, during which time Mr. Krall was to provide consulting services to the Company. In consideration of Mr. Krall’s transfer to the Company of certain enumerated intellectual property rights, the Company also (i) paid Mr. Krall the sum of $125,000 on August 13, 2013; and, (ii) issued to Mr. Krall 850,000 shares of common stock on August 21, 2013 (the “Krall Shares”). The Krall Shares are subject to certain registration rights intended to register the Krall Shares. The Krall Shares are also subject to a Voting Support Agreement and Irrevocable Proxy (the “Krall Proxy”). The Krall Proxy gives our CEO the right to vote the Krall Shares for so long as Mr. Krall owns the Krall Shares.

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

Approximately $66,000 remains payable under the severance agreements and is included in the accrued restructuring liability section of the condensed consolidated balance sheets as of April 30, 2015. During the nine months ended April 30, 2014, the Company expensed approximately $1,859,000, related to the Employee Settlement and the Purchase, Severance, and Release Agreements.

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

8.  Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the nine months ended April 30, 2015 and 2014, no impairment of long-lived assets was indicated or recorded.

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

We recorded the fair value of the warrants issued in connection with the Bridge Loan as a warrant liability due to anti-dilution provisions requiring the strike price of the warrants to be adjusted if we subsequently issue common stock at a lower stock price. The Company revalues the warrants as of the end of each reporting period. The fair value of the warrants at April 30, 2015 and July 31, 2014 was $4,000 and $9,000, respectively. The change in fair value of the warrant liability for the three and nine months ended April 30, 2015 was a decrease of $1,000 and $5,000, respectively, which was recorded as a change in derivative liability in the consolidated statement of operations.

During the nine months ended April 30, 2014, there were net exercises on an aggregate of 122,711 of the warrants issued in connection with the Bridge Loan, which resulted in the issuance of 100,662 shares of our common stock. As these warrants were net exercised, as permitted under the respective warrant agreements, we did not receive any cash proceeds. The warrants were revalued as of the settlement dates, and the change in fair value was recognized to earnings. The Company also recognized a reduction in the warrant liability based on the fair value as of the settlement date for the warrants exercised, with a corresponding increase in additional paid-in capital. As of April 30, 2015, there are 9,709 warrants outstanding issued in connection with the Bridge Loan. No warrants issued in connection with the Bridge Loan were exercised during the nine months ended April 30, 2015.

The estimated fair value of the derivative liability was computed using a Monte Carlo option pricing model based the following assumptions:

	April 30,	July 31,
	2015	2014
Volatility	95.5%	163.5%
Risk-free interest rate	0.40%	0.98%
Dividend yield	—%	—%
Expected life	1.7 years	2.4 years

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

The following table provides a reconciliation of the beginning and ending balances of the derivative liabilities for the nine months ended April 30, 2015:

		Conversion
	Warrant	Feature
	Liability	Liability	Total
Balance at July 31, 2014	$9,000	$—	$9,000
Issuances	—	—	—
Settlement of conversion feature liability	—	—	—
Adjustments to estimated fair value	(5,000)	—	(5,000)
Balance at April 30, 2015	$4,000	$—	$4,000

11.  Stockholders’ Equity

Private Placements

During the nine months ended April 30, 2015, we issued a total of 10,086,025 shares of common stock and warrants to purchase 4,652,312 shares of common stock for gross proceeds of $7,493,000. After deducting fees of $92,000, the net proceeds to us were $7,401,000. The warrants have a five-year term, are exercisable immediately, and have exercise prices ranging from $0.01 to $0.75 per share. A fair value of $4,397,000 was estimated for the warrants using the Black-Sholes valuation method using a volatility of 133.74%, an interest rate of 1.50% and a dividend yield of zero. We determined that the warrants issued in connection with the private placements were equity instruments and did not represent derivative instruments.

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

During the nine months  ended April 30, 2015 and 2014, the shares of common stock issued under the private placements were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements.

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

Corporate Governance Restructuring Activity

The following transactions occurred on August 13, 2013:

•

We entered into a two-year service agreement with Pillar Marketing Group, Inc. for general advisory services with respect to corporate finance and capital raising activities, merger and acquisition transactions, and other related endeavors. In accordance with the agreement with Pillar we issued 250,000 shares of common stock, with a value of $175,000. The value was capitalized to prepaid expense and is being amortized over the term of the agreement. During the three and nine months ended April 30, 2015, we recognized $21,000 and $66,000, respectively, of expense related to these services. We also issued 300,000 shares of registered common stock to the principal of Pillar for certain corporate reorganization services, valued at $210,000. Pillar also received a onetime payment of $150,000 for certain corporate reorganization activities previously provided. The fair value of the stock issued and the onetime payment was expensed to restructuring costs.

•

We issued 300,000 shares of common stock to Bibicoff & MacInnis for investor relations services related to restructuring activities, valued at $210,000. On issuance, the $210,000 was expensed to restructuring costs.

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

Other Activity

During the three and nine months ended April 30, 2015, we issued 993,750 and 1,633,750 shares of common stock, respectively, to employees, directors and officers for restricted stock units that vested, based on service and performance conditions.

During the nine months ended April 30, 2014, we paid approximately $159,000, and issued 415,643 shares of common stock, to Gary Cohee and/or his affiliates for investor relations and financial advisor services, valued at $376,000, pursuant to the terms of the director service agreement with Mr. Cohee. The amounts paid and the fair value of the stock issued were offset to additional paid-in capital. Mr. Cohee is a member of our Board.

During the nine months ended April 30, 2014, we issued 1,145,000 shares of common stock to employees for restricted stock units that vested, based on service and performance conditions, and issued 15,000 shares of unregistered common stock to a former employee, valued at $20,000.

During March 2014, we entered into a Settlement Agreement with a former director. Under the terms of the settlement agreement we issued 20,000 shares of common stock, valued at $25,000 for services previously provided.

In connection with the April 24, 2013 private placement, the Company granted certain registration rights, under which the Company agreed to file a registration statement covering the resale of the shares of common stock sold in the financing, as well as those shares issuable upon exercise of the warrants. In the event that we did not file to register for resale the shares and warrant shares issued as part of the April 24, 2013 private placement, within 45 days of the closing date, the Company was required to issue 100 warrant shares for each day that such filing is not completed, not to exceed 18,000 warrant shares. As of April 30, 2014, the shares and warrant shares had not been registered for resale. As a result, the private placement participant received the entire 18,000 warrant shares as of April 30, 2014. The expense associated with the warrants was $23,000 and is included in the other share-based expenses section of the consolidated statement of operations.

Warrants

During the three months ended April 30, 2014, we issued 100,000 warrants in exchange for investor relations services, valued at $121,000 (based on the Black-Scholes Option Pricing Model, assuming no dividend yield, volatility of 154.07% and a risk free interest rate of 0.79%). The warrants vested immediately and were expensed on issuance. The warrants were classified as equity instruments because they do not contain any anti-dilution provisions.

During the nine months ended April 30, 2014, we received $163,000 from the exercise of a warrant to purchase 250,000 shares of our common stock. In addition, there were net exercises on an aggregate of 122,711 warrants, which resulted in the issuance of 100,662 shares of our common stock. As these warrants were net exercised, as permitted under the respective warrant agreements, we did not receive any cash proceeds. No warrants were exercised during the nine months ended April 30, 2015.

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

During the three and nine months  ended April 30, 2015, we issued 993,750 and 1,633,750 shares of common stock, respectively, to employees, directors and officers for restricted stock units that vested, based on service and performance conditions. Of the 3,416,250 RSUs outstanding we currently expect 2,400,000 to vest. As of April 30, 2015, there was $2,649,000 of unrecognized non-cash compensation cost related to RSUs we expect to vest, which will be recognized over a weighted average period of .88 years.

As of April 30, 2015, there was $97,000 of unrecognized non-cash compensation cost related to unvested stock options, which will be recognized over a weighted average period of 1.63 years. No options were granted during the nine months ended April 30, 2015.

For the three months ended April 30, 2015 and 2014, share-based compensation expense for outstanding RSUs and stock options was $766,000 and $770,000, respectively. For the nine months ended April 30, 2015 and 2014, share-based compensation expense was $1,751,000 and $2,191,000, respectively.

13.  Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  In 2015, FASB has tentatively deferred ASU No. 2014-09 for one year, and with that deferral, ASU No. 2014-09 will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which for us will be our 2018 fiscal quarter.  The standard permits the use of either retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

14.  Subsequent Events

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

In October 2014, we submitted a Food Contact Notification (FCN) to the FDA for SDC as a produce processing aid. Because the FDA is unlikely to approve any new uses of silver in food processing at this time, we received a similar Deficiency Letter from the FDA for the FCN we submitted for SDC as a produce processing aid. In January 2015, we withdrew, without prejudice, our produce FCN and postponed the filing of our FCN for the use of SDC as a processing aid for beef and pork.

Based on recent discussions with the FDA addressing their prior concern of silver residue levels, we intend to resubmit our FCN for use of SDC antimicrobial in raw poultry processing before the end of June 2015. In addition, we intend to conduct silver residue tests in produce and, subject to successful testing results, we intend to resubmit our FCN for use of SDC as a produce processing aid. In addition, we are currently evaluating the timeline to file our FCN for the use of SDC as a processing aid for beef and pork.

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

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of April 30, 2015 we have incurred a cumulative net loss of $86,982,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of April 30, 2015, we had $2,530,000 in cash and cash equivalents, and $763,000 of current liabilities, including $533,000 in accounts payable. As of April 30, 2015, we have no long-term debt.  Our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months and, excluding proceeds from either additional capital or revenues and / or reduction in operating expenses, the existing cash resources will meet our anticipated needs at least through December 2015. See “Liquidity and Capital Resources” for a further discussion on our continuation as a going concern.

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

Comparison of the Three Months Ended April 30, 2015 and 2014

Net Product Sales

Net product sales were $109,000 and $261,000 for the three months ended April 30, 2015 and 2014, respectively. The decrease of $152,000 was primarily attributable to sales fluctuations within our legacy customer base.

For the three months ended April 30, 2015, four individual customers accounted for 25%, 19%, 17%, and 10% of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

For the three months ended April 30, 2014, one individual customer accounted for 72% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S

Cost of Goods Sold

Cost of goods sold was $65,000 and $89,000 for the three months ended April 30, 2015 and 2014, respectively. The decrease of $24,000 was attributable to decreased net product sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 40% and 66% for the three months ended April 30, 2015 and 2014, respectively. The decrease in gross margin percentage was primarily attributable to the sale of lower margin formulations and packaging configurations of our products during the quarter ended April 30, 2015 as compared with the prior quarter.

Selling, General and Administrative Expense

Selling, general and administrative expense was $1,207,000 and $1,338,000 for the three months ended April 30, 2015 and 2014, respectively. The decrease of $131,000 was primarily attributable to reductions in facility and professional service costs offset by increased marketing costs.

Research and Development Expense

Research and development expense was $171,000 and $248,000 for the three months ended April 30, 2015 and 2014, respectively. The decrease of $77,000 was primarily attributable to decreases in personnel costs.

Share-Based Compensation

Share-based compensation expense was $766,000 and $770,000 for the three months ended April 30, 2015 and 2014, respectively. The decrease of $4,000 is primarily due to the vesting of restricted stock units granted to employees supporting our selling, general and administrative, and research and development functions during the prior fiscal year.

Change in Derivative Liability

Change in derivative liability for the three months ended April 30, 2015 and 2014 was a decrease of $1,000 and  $3,000, respectively. The change is primarily due to a decrease in the stock price as of April 30, 2015.

Interest Expense

Interest expense for the three months ended April 30, 2015 and 2014 was $2,000.

Other Income (Expense)

Other expense for the three months ended April 30, 2015 and 2014 was $10,000 and $134,000, respectively. The decrease of $124,000 is primarily attributable to vendor settlements that occurred during the three months ended April 30, 2014.

Comparison of the Nine months Ended April 30, 2015 and 2014

Net Product Sales

Net product sales were $499,000 and $417,000 for the nine months ended April 30, 2015 and 2014, respectively. Our domestic net product sales were $481,000 and $417,000 for the nine months ended April 30, 2015 and 2014, respectively. The $64,000 increase in domestic net product sales was related to fluctuations within our legacy customer base. Our foreign net product sales were $18,000 and zero for the nine months ended April 30, 2015 and 2014, respectively. The increase in foreign net product sales was related to a new customer contract.

For the nine months ended April 30, 2015, three individual customers each accounted for 10% or more of our net product sales. One customer accounted for 38% and the other two for 11%. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 96% U.S. and 4% foreign, with foreign sales occurring in the United Kingdom.

For the nine months ended April 30, 2014, two individual customers each accounted for 10% or more of our net product sales. One customer accounted for 54%, and the other for 14%. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

Cost of Goods Sold

Cost of goods sold was $221,000 and $145,000 for the nine months ended April 30, 2015 and 2014, respectively. The increase of $76,000 was primarily attributable to increased net product sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 56% and 65% for the nine months ended April 30, 2015 and 2014, respectively. This decrease in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the prior year as compared with the current year.

Selling, General and Administrative Expense

Selling, general and administrative expense was $3,731,000 and $3,506,000 for the nine months ended April 30, 2015 and 2014, respectively. The increase of $225,000 was primarily attributable to increased personnel and professional service costs offset by reductions in facility costs.

Research and Development Expense

Research and development expense was $562,000 and $750,000 for the nine months ended April 30, 2015 and 2014, respectively. The decrease of $188,000 was primarily attributable to decreases in personnel costs and related expenses, offset by an increase in third-party research and testing activities.

Share-Based Compensation

Share-based compensation expense was $1,751,000 and $2,191,000 for the nine months ended April 30, 2015 and 2014, respectively. The decrease of $440,000 is primarily due to the vesting of restricted stock units granted to employees and directors supporting our selling, general and administrative, and research and development functions during the prior fiscal year.

Other Share-Based Expenses

Other share-based expense was zero and $308,000 for the nine months ended April 30, 2015 and 2014, respectively. During the nine months ended April 30, 2014, we incurred $285,000 of expense from the amendment of the subscription agreements for investors who participated in the October 2013 private placements and $23,000 of expense associated with warrants issued in connection with the April 24, 2013 private placement (See Note 11).

Restructuring Expense

Restructuring expense was zero and $2,754,000 for the nine months ended April 30, 2015 and 2014, respectively. On August 13, 2013, Michael L. Krall, Donna Singer, and Dennis Brovarone resigned all positions respectively held by them as officers and directors of the Company and a new management team and Board were appointed. Based on the corporate governance change we incurred the following expenditures:

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

Change in Derivative Liability

Change in derivative liability for the nine months ended April 30, 2015 and 2014 was a decrease of $5,000 and an increase of $56,000, respectively. The change is primarily due to adjustments of the estimated fair value, and the settlement of derivative warrants exercised during the period ended October 31, 2013.

Interest Expense

Interest expense for the nine months ended April 30, 2015 and 2014 was $7,000.

Gain on Extinguishment of Debt

Gain on extinguishment of debt for the nine months ended April 30, 2015 and 2014 was zero and $727,000, respectively. The $727,000 gain is attributable to the repayment of the Promissory Note (See Note 7).

Other Income (Expense)

Other income for the nine months ended April 30, 2015 and 2014 was $7,000 and $198,000, respectively. The decrease of $191,000 is primarily attributable to the sale of reserved inventory and vendor settlements that occurred during the prior year.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of April 30, 2015 we have incurred a cumulative net loss of $86,982,000.

During the nine months ended April 30, 2015, we issued a total of 10,086,025 shares of common stock and warrants to purchase 4,652,312 shares of common stock for gross proceeds of $7,493,000. After deducting fees of $92,000, the net proceeds to use were $7,401,000. The shares of common stock and the warrants issued under the private placements were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The securities, including the shares underlying the warrants, may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements.

As of April 30, 2015, we had $2,530,000 in cash and cash equivalents compared with $86,000 in cash and cash equivalents as of July 31, 2014. The net increase in cash and cash equivalents was primarily attributable to proceeds from our issuance of common stock in the private placements noted above. Additionally, as of April 30, 2015, we had $763,000 of current liabilities, including $533,000 in accounts payable, compared with $1,829,000 of current liabilities, including $1,096,000 in accounts payable as of July 31, 2014. The net decrease in current liabilities was primarily due to the timing of accounts payable and reduced wage accruals.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. Our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months and, excluding proceeds from either additional capital or revenues and / or reduction in operating expenses, the existing cash resources will meet our anticipated needs at least through December 2015. The uncertainties surrounding our ability to continue to fund our operations raise substantial doubt about our ability to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded that there were no changes in our internal controls over financial reporting during the three months ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months and, excluding proceeds from either additional capital or revenues and / or reduction in operating expenses, the existing cash resources will meet our anticipated needs at least through December 2015. In addition, factors below raise substantial doubt about our ability to continue as a going concern.

We have a history of recurring losses, and as of April 30, 2015, we have incurred a cumulative net loss of approximately $87 million.

As of April 30, 2015, we had $2,530,000 in cash and cash equivalents, $763,000 of current liabilities, including $533,000 in accounts payable. During the nine months ended April 30, 2015, our cash outflows for operating activities and for investments in patents and fixed assets were $5.0 million. As a result, we need to raise additional capital in the future to continue operating our business and developing new products and technologies, which capital may not be available on acceptable terms or at all.

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

As of June 11, 2015, we have 50,413,671 shares of common stock issued and outstanding or reserved for issuance. Shares reserved for issuance include shares under equity compensation plans, vested and unvested options, warrants, and unvested restricted stock units. Our current authorized capital stock is limited to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Any increase in our authorized capital stock would require the approval of a majority of our shareholders as well as the approval of our Board of Directors. If we were unable to increase our authorized capital stock for any reason, our ability to raise additional capital through the issuance of equity or convertible debt would be severely compromised and we may be unable to obtain equity or convertible debt capital at all.

We have a history of losses, and we may not achieve or maintain profitability.

We had a loss of $2.1 million for the quarter ended April 30, 2015, and a loss of $2.1 million for the quarter ended April 30, 2014. As of April 30, 2015, we have incurred a cumulative net loss of approximately $87 million. Although we expect to continue to have losses in future periods, we are unable to predict the extent of our future losses or when or if we will become profitable, and it is possible we will never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

In November 2014, we withdrew, without prejudice, our FCN for raw poultry due to receipt of a Deficiency Letter from the FDA stating that the agency has developed new data that is currently under review, which data calls into question the long established safety levels of the dietary intake of silver in the U.S. from food contact uses previously approved by the FDA. As a result, the FDA indicated that it would not approve our FCN absent new data or additional information that adequately addresses its new toxicity concerns. Because the FDA is unlikely to approve any new uses of silver in food processing at this time, we also received a similar Deficiency Letter from the FDA for the FCN we submitted in October 2014 for the use of SDC to reduce Salmonella, E. coli and Listeria in the processing of produce. In January 2015, we withdrew, without prejudice, our produce FCN and postponed the filing of our FCN for the use of SDC as a processing aid for beef and pork. These delays in achieving regulatory approvals will have a significant adverse effect on the timing of any anticipated revenues from sales of our SDC products and could significantly impact our product development costs and business.  Based on recent discussions with the FDA addressing their prior concern of silver residue levels, we intend to resubmit our FCN for use of SDC antimicrobial in raw poultry processing before the end of June 2015. In addition, we intend to conduct silver residue tests in produce and, subject to successful testing results, we intend to resubmit our FCN for use of SDC as a produce processing aid. In addition, we are currently evaluating the timeline to file our FCN for the use of SDC as a processing aid for beef and pork.

However, if we experience any further delays in achieving regulatory approval, or, if we failed to achieve regulatory approval of the SDC products, it would have a significant adverse effect on our business and we would most likely not be able to support our continued operations.

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

As of April 30, 2015, in addition to 41,114,715 shares of common stock issued and outstanding, we had 434,218 shares reserved for issuance under equity compensation plans for vested and unvested stock options and 3,416,250 shares reserved for issuance for vested and unvested restricted stock units. We also had 5,448,488 shares reserved for issuance on the exercise of outstanding warrants.

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

From time to time, one or a small number of our customers may represent a significant percentage of our revenue. Our three largest customers accounted for 60% of our revenue for the nine months ended April 30, 2015. One customer accounted for 38%, and the other two for 11%. Although we have agreements with many of our customers, these agreements typically do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers to significantly reduce the amount of product ordered or license fees paid, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

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

In addition to its use on hard surfaces, we are pursuing potential applications of our SDC technology as a broad-spectrum antimicrobial for use as a direct food contact processing aid where it is applied as a wash for produce, meat and poultry as an intervention to prevent or kill various food-borne pathogens. Any product that may be developed in these fields may be delayed or may never achieve regulatory approval or be commercialized. For example, as discussed above, in November 2014, we withdrew, without prejudice, our FCN for raw poultry due to receipt of a Deficiency Letter from the FDA stating that the agency has developed new data that is currently under review, which data calls into question the long established safety levels of the dietary intake of silver in the U.S. from food contact uses previously approved by the FDA. Because the FDA is unlikely to approve any new uses of silver in food processing at this time, we also received a similar Deficiency Letter from the FDA for the FCN we submitted in October 2014 for the use of SDC to reduce Salmonella, E. coli and Listeria in the processing of produce. In January 2015, we withdrew, without prejudice, our produce FCN and postponed the filing of our FCN for the use of SDC as a processing aid for beef and pork. Based on recent discussions with the FDA addressing their prior concern of silver residue levels, we intend to resubmit our FCN for use of SDC antimicrobial in raw poultry processing before the end of June 2015. In addition, we intend to conduct silver residue tests in produce and, subject to successful testing results, we intend to resubmit our FCN for use of SDC as a produce processing aid. In addition, we are currently evaluating the timeline to file our FCN for the use of SDC as a processing aid for beef and pork.

However, delays in achieving regulatory approvals for particular applications of our products could significantly impact our product development costs. If indications are commercialized, we may not receive a share of future revenues that provides an adequate return on our historical or future investment.

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

The price and trading volume of our common stock have historically been volatile. For example, in the twelve months through April 30, 2015, the closing market price of our common stock ranged from $1.19 per share to $0.53 per share, and the monthly trading volume varied from approximately 2,195,000 shares to 430,000 shares. The market price of our common stock may continue to be volatile and could fluctuate substantially due to many factors, including, among others, the following:

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

101 *

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at April 30, 2015 and July 31, 2014; (ii) Consolidated Statements of Operations for the three and nine months ended April 30, 2015 and 2014; (iii) Consolidated Statements of Cash Flows for the nine months ended April 30, 2015 and 2014; and (iv) Notes to Consolidated Financial Statements.

*Filed herewith.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE, INC.

Date: June 11, 2015	By:	/s/ HENRY R. LAMBERT
Henry R. Lambert, Chief Executive Officer (Principal Executive Officer)

Date: June 11, 2015	By:	/s/ PETER C. WULFF
Peter C. Wulff, Chief Financial Officer / Chief Operating Officer
(Principal Financial and Accounting Officer)