Form 10-K
period 2015-07-31
PURE BIOSCIENCE, INC.
filed 2015-10-28
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

or

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $0.01 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes    ◻  No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ◻    No  ☒

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

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ◻    No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates, as of the last day of the registrant’s second quarter, was approximately $24,536,000 (computed on the basis of the closing price of the common stock on the OTCQB Bulletin Board on January 31, 2015).

As of October 28, 2015, there were 55,192,630 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

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

PART I

Item 1.  Business

Overview

We are focused on developing and commercializing proprietary antimicrobial products that provide safe and cost-effective solutions to the health and environmental challenges of pathogen and hygienic control.  Our technology platform is based on patented stabilized ionic silver, and our initial products contain silver dihydrogen citrate, or SDC.  SDC is a broad-spectrum, non-toxic antimicrobial agent, which offers 24-hour residual protection and formulates well with other compounds. As a platform technology, we believe SDC is distinguished from existing products in the marketplace because of its superior efficacy, reduced toxicity and the inability of bacteria to form a resistance to it.

Our SDC-based technology platform has potential application in a number of industries.  Our near-term focus is on offering products that address food safety risks across the food industry supply chain. In 2011, the Centers for Disease Control and Prevention (CDC) reported that foodborne illnesses affect more than 48  million people annually in the U.S., causing 128,000 hospitalizations and 3,000 fatalities. The CDC estimated that more than 9 million of these foodborne illnesses were attributed to major pathogens.  The CDC reported that contaminated produce was responsible for approximately 46% of the foodborne illnesses caused by pathogens and 23% of the foodborne illness-related deaths in the US between 1998 and 2008.  Among the top pathogens contributing to foodborne illness in the U.S. are Norovirus, Salmonella,  Campylobacter,  Staphylococcus, Shiga toxin–producing Escherichia coli and Listeria.  Salmonella is the leading cause of hospitalization, followed by Norovirus, and is the leading cause of deaths related to foodborne illness.

Based on these statistics, we believe there is a significant market opportunity for our safe, non-toxic and effective SDC-based solutions.  We currently offer PURE® Hard Surface as a food contact surface sanitizer and disinfectant to restaurant chains and food processors.  One of our customers is SUBWAY® Restaurants, which has approved PURE Hard Surface for use system-wide (27,000 U.S. stores).  We also intend to offer PURE Control® as a  direct food contact processing aid upon our receipt of the required approvals from the FDA and USDA.  We anticipate receiving the required approvals to market PURE Control as a direct food contact processing aid for raw poultry and fresh produce during the first calendar quarter of 2016.  We are currently testing and continuing development of PURE Control to allow us to seek regulatory approval to utilize PURE Control as a direct food contact processing aid for raw meats, including beef and pork.  In addition to our direct sales efforts with PURE Hard Surface and PURE Control, we market and sell our SDC-based products indirectly through third-party distributors.

Technology Platform

The foundation of our technology platform is a proprietary electrochemical process that allows us to generate ionized silver in the presence of organic acid.  This process creates a solution containing stabilized ionic silver that can function as an antimicrobial.  Our current products all contain SDC, which we produce by ionizing silver in citric acid.  SDC is a natural, non-toxic, non-caustic, colorless, odorless antimicrobial agent, which offers 24-hour residual protection, and that formulates well with other compounds.  We have also produced ionic silver-based molecular entities using other organic acids, and we believe these compounds may provide a platform for future product development.

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

Mechanisms of Action

The rapid and broad-spectrum efficacy of SDC is attributed to its dual mechanisms of action, both with respect to killing bacteria and other microorganisms and acting against viruses.  SDC can kill microorganisms at both the extracellular and intracellular levels.  SDC attracts bacteria because the citric acid is recognized by the organism as a food source. SDC easily enters the microorganism through membrane transport proteins. Once inside the organism, SDC binds to DNA and intracellular proteins causing irreversible damage to the DNA and protein structure. Metabolic and reproductive functions halt, and the organism dies. SDC can also act on an organism’s outer membrane. Silver ions are highly attracted to sulfur-containing thiol groups found in metabolic and structural proteins bound to the membrane surface. SDC targets these critical proteins and destroys their structure. This disruption of the organism’s membrane function and integrity leads to its death.

Viruses are much smaller than bacteria and present fewer target sites on which a biocide can act. The efficacy of SDC against enveloped and non-enveloped viruses comes from its ability to destroy not only the viral envelope, preventing the virus from attaching to a host cell, but also the infectious component of the virus, the nucleic acid.

Safety Profile

Research has shown that silver is an effective antimicrobial and not toxic to humans at the residual levels following the use of our SDC-based products. In addition, our data shows the components of SDC, ionic silver and citric acid, to be non-toxic, particularly at the low concentrations required to eliminate microorganisms. At higher concentrations, citric acid can be an eye irritant. We have tested a concentrated SDC formulation using standard protocols to measure acute toxicity.  Acute oral and dermal toxicity was not observed at doses up to and including 5000 mg/kg.  Data from eye and skin studies showed only slight irritation and no dermal sensitization.

GRAS Status as Contact Biocide

A committee of independent experts critically reviewed efficacy and toxicity data for SDC and the SDC-based PURE Hard Surface disinfectant and food contact surface sanitizer. The committee found no evidence that SDC demonstrates a hazard to the public when used as a contact biocide on food contact surfaces and food-use utensils. The committee, therefore, concluded such use to be generally recognized as safe, consistent with the EPA registration (discussed below), allowing for use on food manufacturing and processing equipment and food preparation surfaces.

Efficacy

Formulations containing SDC provide complete, quick and broad-spectrum antimicrobial efficacy against gram positive and gram negative bacteria, enveloped and non-enveloped viruses, and fungi. In addition to quick kill times, SDC provides residual antimicrobial activity. SDC also provides rapid kill times against multiple drug resistant bacteria, including Methicillin-resistant Staphylococcus aureus, or MRSA, Vancomycin resistant Enterococcus faecium, or VRE, Carbapenem resistant Escherichia coli, Carbapenem resistant Klebsiella pneumoniae and Carbapenem resistant Klebsiella pneumoniae, NDM-1+. See “EPA Registrations” below for more detailed efficacy data.

Natural and Environmentally Responsible

SDC is made of simple and all-natural ingredients: water, citric acid and minute amounts of ionic silver. SDC does not present a threat to the environment. If introduced to water systems, the low concentrations of ionic silver in SDC would react with naturally present substances such as chlorides, sulfides and organic matter. These reactions would create insoluble silver complexes and render the silver inert. In addition, we manufacture SDC through a “zero waste” process in which no byproducts or environmental effluent are created.

Market Opportunity

U.S. Incidence and Cost of Foodborne Illness

According to an Ohio State University study published in the Journal of Food Protection, completed by Dr. Scharff, a consumer science professor, foodborne illness poses a $77.7 billion economic burden in the United States annually. This cost estimate includes health related costs associated medical costs, productivity losses, mortality, and pain and suffering. The study noted that excluding the estimated costs for pain and suffering,  health related costs exceeded $51 billion. The study does not include costs to the food industry, including reduced consumer confidence, reduced brand value, product recall costs, and litigation, nor does it include the cost to public health agencies (local, state and federal) that are required to respond to illnesses and outbreaks. In addition, the study cited Salmonella as the most costly pathogen with an economic burden estimated to be in excess of $11 billion. This is primarily due to its high incidence and mortality rate.

Increased Regulatory Requirements in the U.S.

The increasing trend of reported foodborne illness over the last decade has resulted in heightened awareness by various government agencies, national media and social media outlets thereby affecting consumer confidence and elevating federal and state regulatory scrutiny.

In 2011, the Food Safety Modernization Act was passed by the U.S. Congress, resulting in increased regulatory requirements for preventive controls, verification and validation of food safety plans by food processors. Additionally, in December 2013 the Food Safety and Inspection Service (FSIS) of the USDA, announced its Salmonella Action Plan (SAP), which is focused on identifying solutions to reduce the incidence of Salmonella in meat and poultry. We believe that the implementation of the SAP will increase the need for new, effective interventions to assist in reducing the incidence of Salmonella in meat and poultry.

Limitations of Existing Food Safety Solutions

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

Several large and established corporations currently supply these chemicals. They may also provide other related food safety services such as environmental sanitation programs and food safety consultation and audit services.

Our SDC-Based Products as a Food Safety Solution

Based on the limitations of the existing food safety solutions, we believe that our SDC-based products, including PURE Hard Surface and PURE Control, are well positioned as new and disruptive solutions for the food safety industry. Given their broad spectrum antimicrobial efficacy and non-toxic properties, our SDC-based products provide significant improvements over current chemical interventions that can both strengthen our customers’ food safety practices and help them control and eliminate pathogens present during their food processing operations.

Studies indicate that our SDC-based products are more effective in reducing or eliminating pathogens than existing chemical interventions.  Pilot poultry processing studies showed that SDC achieved an average reduction in Salmonella of 2.75 log 10 CFU/cm  2 when applied as an OLR spray and 6.28 log10 CFU/cm2 when combined with an immersion chilling process simulating current U.S. industry practices. This data suggests that the use of SDC in poultry processing has the potential to achieve non-detectable Salmonella levels.  Similarly, pilot produce processing studies showed that SDC achieved average reductions up to 2.36 log10 CFU/cm2 when applied alone as a spray and up to 3.10 log10 CFU/cm2 when combined with chlorine wash, simulating current processing practices. Currently, produce processors hope to achieve only a 1 log10 CFU/cm2 reduction per intervention treatment. This data suggests that by incorporating SDC, produce processors can improve their results 100-fold with only one step. Moreover, sensory evaluations of both poultry and produce treated with SDC indicated no difference in color, appearance or odor to untreated controls.  Additionally, SDC had no effect on the nutritional composition of either poultry or produce.

In addition to providing better efficacy, our SDC-based products can provide users with the following benefits compared to the current processing chemicals they are using:

•	Easier to handle and dilute;
•	Non-corrosive to processing equipment; and
•	Non-toxic to manufacturing personnel by not creating noxious fumes or other detrimental environmental effluence.

Based on their performance and characteristics, we believe our SDC-based products can provide our customers with significant advantages to the chemical interventions they are currently using and help them achieve their goal of improving the safety of processed foods they offer to consumers.

Business Strategy

Our goal is to become a sustainable company by commercializing the SDC-based products we have developed with our proprietary technology platform.  We are focused on delivering leading antimicrobial products that address food safety risks across the food industry supply chain.  Key aspects of our business strategy include:

•	Expanding sales and distribution for our products into the food industry with a focus on a dual track of food safety market opportunities:
•	Hard Surface Disinfectant - commercializing the current EPA registered PURE Hard Surface disinfectant and sanitizer for use in foodservice operations and food manufacturing.
•	Direct Food Contact - commercialize, subject to both FDA and USDA approval, the use of SDC as a food processing and intervention aid for food processors treating poultry, produce, beef and pork.
•	Establishing strategic alliances to maximize the commercial potential of our technology platform;
•	Developing additional proprietary products and applications; and
•	Protecting and enhancing our intellectual property.

In addition to our current products addressing food safety, we intend to leverage our technology platform through licensing and distribution collaborations in order to develop new products and enter into new markets that could potentially generate multiple sources of revenue.

Our Products

Our near-term focus is on delivering leading antimicrobial products that address food safety risks across the food industry supply chain.  We currently offer PURE Hard Surface as a food contact surface sanitizer and disinfectant to restaurant chains and food processors.  One of our customers is SUBWAY® Restaurants, which has approved PURE Hard Surface for use system-wide (27,000 U.S. stores).  We also intend to offer PURE Control as a  direct food contact processing aid upon our final receipt of approval from the FDA and USDA.  In addition to PURE Hard Surface and PURE Control, we manufacture and sell (i) SDC-based products for end use, (ii) products preserved with SDC and (iii) SDC as a raw material ingredient for manufacturing use.

PURE® Hard Surface Disinfectant and Sanitizer (Ready to Use)

PURE Hard Surface is our SDC-based, patented and EPA-registered, ready-to-use hard surface disinfectant and food contact surface sanitizer. PURE Hard Surface combines high efficacy and low toxicity with bacterial and viral kill times as few as 30-seconds and 24-hour residual protection. The product completely kills resistant pathogens such as MRSA and Carbapenem-resistant Klebsiella pneumoniae (NDM-1), and effectively eliminates dangerous fungi and viruses including HIV, Hepatitis B, Hepatitis C, Norovirus, Influenza A, Avian Influenza and H1N1. It also eradicates hazardous food pathogens such as E. coli,  Salmonella,  Campylobacter and Listeria. PURE Hard Surface delivers broad-spectrum efficacy yet remains classified as least-toxic by the EPA. The active ingredient, SDC, has been designated as “Generally Recognized as Safe”, or GRAS, for use on food processing equipment, machinery and utensils.

Through our sales and marketing efforts, we have developed a new customer pipeline of more than 35 national food companies in various stages of evaluating and testing PURE Hard Surface in their operations:

•	In-field testing results of our SDC-based products to-date have shown 90% to 200% superiority in both level and speed of pathogen kill compared with incumbent chemical sanitization products.
•

We have secured initial commercial orders and reorders from more than 15 U.S. food processors, ranging from poultry and produce processors to bakeries and pet food manufacturers. Much of this has resulted from leveraging SDC’s proven superior efficacy in eliminating Listeria from plants and equipment.

•	We were approved for use system-wide by SUBWAY® Restaurants (27,000 U.S. stores). We are executing a phased system-wide sales rollout in the U.S. with SUBWAY®.
•

We are being evaluated by several casual dining and quick service restaurant chains for use in disinfecting food contact surfaces. SDC’s superior efficacy against Norovirus is driving much of the interest.

PURE Control

We are currently in the process of developing and obtaining regulatory approval to offer PURE Control as a direct food contact processing aid for poultry, produce, beef and pork.

Poultry Processing Aid.    During July 2014, we submitted a Food Contact Notification (FCN) to the Food and Drug Administration (FDA) for Salmonella reduction in processing of raw poultry. In November 2014, we withdrew, without prejudice, our FCN for raw poultry due to receipt of a Deficiency Letter from the FDA stating that the agency has developed new data that is currently under review. That data calls into question the long established safety levels of the dietary intake of silver in the U.S. from food contact uses previously approved by the FDA. As a result, the FDA indicated that it would not approve our FCN absent new data or additional information that adequately addresses its new toxicity concerns. Following the completion of additional testing demonstrating further reduction of silver residues to levels that are virtually non-detectable, and subsequent encouraging discussions with the FDA, we resubmitted our poultry FCN in June 2015. In September 2015, we received an Acknowledgement Letter from the FDA stating that our FCN for SDC as a raw poultry processing aid is complete and setting an effective date of December 2015.

Receipt of the FDA’s Acknowledgement Letter enabled us to initiate the next step in the regulatory approval process: obtaining USDA approval. As part of that process, we are preparing to conduct in-plant trials with the authorization of the USDA. We anticipate receiving the required approvals to market PURE Control as a direct food contact processing aid for raw poultry as early as the first calendar quarter of 2016.

Testing data submitted in support of our FCN showed that, in testing conducted by Dr. James Marsden at Kansas State University, SDC achieved an average reduction in Salmonella of 2.75 log10 CFU/cm2 when applied as an OLR spray and 6.28 log10 CFU/cm2 when combined with an immersion chilling process simulating current U.S. industry practices.  We believe that testing by Dr. Marsden provides support to the following benefits of SDC for poultry processing:

•	The use of SDC antimicrobial solution in poultry processing has the potential to enable plants to achieve non-detectable Salmonella levels post-chill process.
•	A sensory evaluation of SDC showed no difference in color, appearance or odor in treated poultry.
•	SDC offers a highly effective alternative to hazardous and difficult to blend chemicals currently used as treatments in raw poultry processing.
•	SDC is a significant improvement over current processing practices. The product is:
•	Easier to handle and dilute
•	Non-corrosive to processing equipment

•	Does not create noxious fumes
•	Poultry processors will also benefit from the highly stable solution, ease of use and improved worker safety.

Produce Processing Aid.    In October 2014, we submitted a FCN to the FDA for SDC as a produce processing aid. Because we determined that the FDA was unlikely to approve any new uses of silver in food processing, we withdrew, without prejudice, our produce FCN in January 2015. Following the completion of additional testing demonstrating further reduction of silver residues to levels approaching non-detectable, and subsequent encouraging discussions held with the FDA, we resubmitted our produce FCN in September 2015.  We are not required to obtain any approvals from the USDA to use PURE Control as a produce processing aid.  We anticipate receiving FDA approval of our FCN to market PURE Control as a direct food contact processing aid for fresh produce during the first calendar quarter of 2016.

Testing data submitted in support of our FCN for produce showed that, in testing conducted by Dr. James Marsden at Kansas State University, SDC achieved average reductions up to 2.36 log10 CFU/cm2 when applied alone as a spray and up to 3.10 log10 CFU/cm2 when combined with chlorine wash, simulating current processing practices. Sensory evaluations of produce treated with SDC indicated no difference in color, appearance or odor to untreated controls; and SDC had no effect on the nutritional composition of the produce.

Currently, produce processors target achieving only a 1 log10 CFU/cm2 reduction per intervention treatment. Data suggests that by incorporating SDC, processors can improve their results 100-fold with only one step. This represents a significant advantage to produce processors as well as improvement to the safety of processed produce going to the consumer.

Other Processing Aids under Development.    We are developing the use of SDC as an intervention in the processing of beef and pork. Subject to successful pilot testing results and development, we intend to submit for both FDA and USDA approval during 2016.  In addition, we may identify other food processing opportunities for SDC.

Additional SDC-Based Products

In addition to PURE Hard Surface and PURE Control, we manufacture and sell (i) SDC-based products for end use, (ii) products preserved with SDC and (iii) SDC as a raw material ingredient for manufacturing use.  These products include:

Product Name	Product Use	EPA Registration
PURE Complete Solution:
PURE® Multi-Purpose and Floor Cleaner Concentrate	Cleaner	Not applicable
PURE® Multi-Purpose Hi-Foam Cleaner Concentrate	Cleaner	Not applicable
Axen® 30	Disinfectant	Axen30
Axenohl®	Raw material ingredient	Axenohl
SILVÉRION®	Raw material ingredient	Not applicable

PURE Complete Solution

Our PURE Complete Solution is comprised of PURE Hard Surface and concentrated cleaning products that were launched as companion products to PURE Hard Surface. The PURE Complete Solution offers a comprehensive, cost-effective and user-friendly cleaning, disinfecting and sanitizing product line to end-users including our targeted foodservice, food manufacturing and food processing customers. We can also target this product line to hospital and medical care facilities; janitorial service providers and the distributors that supply them.

PURE® Multi-Purpose and Floor Cleaner Concentrate (End-User Dilutable)

PURE Multi-Purpose Cleaner, is an environmentally responsible cleaning product that is protected by SDC. SDC ensures the quality and safety of PURE Multi-Purpose and Floor Cleaner without human or environmental exposure to toxic chemical preservatives. PURE Multi-Purpose and Floor Cleaner is non-toxic and non-flammable and contains no EDTA, phosphates, ammonia or bleach as well as no VOCs or NPEs. This efficient cleaner provides professional strength cleaning in a concentrate formula that yields a 1:96 – 1:256 use dilution that is safe for use on all resilient surfaces, including floors, glass and food contact surfaces.

PURE® Multi-Purpose Hi-Foam Cleaner Concentrate (End-User Dilutable)

PURE Multi-Purpose Hi-Foam Cleaner is an environmentally responsible, professional strength high foam forming cleaning product that is protected by SDC. SDC ensures the quality and safety of PURE Multi-Purpose Hi-Foam Cleaner without human or environmental exposure to toxic chemical preservatives. PURE Multi-Purpose Hi-Foam Cleaner is non-toxic and non-flammable and contains no EDTA, phosphates, ammonia or bleach as well as no VOCs or NPEs. PURE Multi-Purpose Hi-Foam Cleaner provides high foam cleaning in a concentrate formula that yields a 1:50 use dilution that is safe for use on stainless steel equipment, resilient floors, walls and painted surfaces.

Axen® 30 (Ready-to-Use)

Axen30 is our patented and EPA-registered hard surface disinfectant and is a predecessor ready-to-use product to PURE Hard Surface. Axen30 is currently sold on a limited basis by distributors under their respective private labels.

Axenohl® (Raw Material Ingredient)

Axenohl is our patented and EPA-registered SDC-based antimicrobial formulation for use as a raw material ingredient in the manufacturing of EPA-registered products. Axenohl is a colorless, odorless and stable solution that provides fast acting efficacy against bacteria, viruses and fungi when manufactured into consumer and commercial disinfecting and sanitizing products.

SILVÉRION® (Raw Material Ingredient)

SILVÉRION is our patented SDC-based antimicrobial formulation for use as a raw material ingredient in the manufacturing of personal care products. It can be used as either an active ingredient or a preservative. SILVÉRION is a colorless, odorless and stable solution that provides ionic silver in a water-soluble form. It provides fast acting efficacy at low concentrations against a broad-spectrum of bacteria, viruses, yeast and molds. SILVÉRION is currently sold domestically and outside of the United States in various personal care products.

EPA Registrations

We sell our EPA-regulated products under the following three EPA registrations: (i) SDC3A, our hard surface disinfectant and food contact surface sanitizer, (ii) Axen30, our hard surface disinfectant, and (iii) Axenohl, our antimicrobial formulation for use as a raw material in the manufacturing of EPA-registered products.

PURE Hard Surface SDC3A Registration

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

The EPA registration for SDC3A also claims 24-hour residual protection against certain bacteria.

Toxicity Categories

The EPA categorizes the toxicity of antimicrobial products from Category I to Category IV. The following table shows the EPA toxicity categories and required signal words.

Toxicity Category	Signal Word
I	DANGER, POISON
II	WARNING
III	CAUTION
IV	None required

SDC3A is a Category IV product for which no signal words are required.

Axen30 Registration

Axen30 is a hard surface disinfectant and is a predecessor product to SDC3A. It offers similar broad-spectrum efficacy but longer kill times. Axen30 is not approved for use on food contact surfaces. Axen30 is currently sold on a limited basis by distributors under their respective private labels.

Axenohl Registration

Axenohl is registered as a raw material ingredient for the manufacturing of EPA-registered products and as such does not carry specific efficacy claims.

Intellectual Property

Our policy is to pursue patents and trademarks, maintain trade secrets and use other means to protect our technology, inventions and improvements that are commercially important to the development of our business.

We have applied for U.S. and foreign patent protection for our SDC technology. Currently, we own twelve U.S. issued patents. Approximately twenty-six patents have been issued outside of the U.S., and we own approximately ten patents pending around the world. The expiration dates for our ten U.S. issued patents begin in 2018 and end in 2030. In September 2013, we decided to abandon pending and issued patents in non-strategic international territories. Future patent prosecution and defense efforts are intended primarily for North America, Europe, Asia and Mexico.

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

Further, we own the registered trademarks or pending trademark applications for PURE Bioscience®, Powered by SDC Ag+®, PURE®, Axenohl®, Axen®, SILVÉRION®, and PURE Control®  . In addition, we have applications for other trademarks pending around the world, which may or may not be granted. We previously allowed the marks Kinderguard®, Cruise Control®, Staphacide®  , Nutripure®, Elderguard®, and Critterguard® to go abandoned, as they were no longer in line with our food safety business strategy.

Research and Development

We recognize the importance of innovation to our business strategy and long-term success. A key aspect of our business strategy is to leverage our technology platform to develop additional proprietary products and applications, including end use products and raw material formulations derived from our technology platform. We conduct our primary research and development activities in-house and use third-party laboratories to conduct independent testing. We also engage development partners to perform research and development activities at their own expense for specific products and processes using SDC. Amounts spent on research and development activities during the fiscal years ended July 31, 2015 and 2014 were $790,000 and $1,032,000, respectively.

We have developed several new SDC-based products, including a dilutable food processing aid. In addition, we may continue to develop or may develop with strategic partners various other SDC-based product candidates including a dilutable food contact surface sanitizer, hard surface disinfecting and skin cleansing wipes, formulations for industrial biofilm control, high level disinfectants, agriculture treatments, dilutable sanitizer and virucide, food additives and preservatives as well as medical products.

Sales and Marketing

A critical aspect of our business strategy is to leverage the industry experience of our internal sales force and management team in order to maximize the commercial potential of our technology platform in the food industry. During 2014 and 2015, we strengthened our internal sales and marketing capability by adding to our team experienced food industry sales professionals, our chief executive officer and board members who have significant food industry management experience.

According to the CDC, FDA and other food industry sources, food contamination and food borne illnesses have been increasing. We believe our focus on food safety is addressing a significant need to provide safe, non-toxic and effective solutions to mitigate the increase of food contamination and food borne illnesses. We believe our products can be used effectively to prevent or mitigate the risk of food contaminants in various stages of the food supply chain. Our current sales and marketing efforts include demonstrating our SDC products’ effectiveness as a hard surface disinfectant and sanitizer for:

1.	Foodservice operators – such as food preparation and cooking surfaces; consumer eating and common areas; and drink and ice dispensers.
2.	Food manufacturers and processors – such as food production and transportation equipment.

We also intend to offer PURE Control as  a direct food contact processing aid upon our final receipt of approval from the FDA and USDA.  We anticipate receiving the required approvals to market PURE Control as a direct food contact processing aid for raw poultry and fresh produce during the first calendar quarter of 2016.  We also plan to continue testing and seeking to obtain regulatory approval to utilize PURE Control as a direct food contact processing aid for raw meats, including beef and pork.

Our sales team is actively developing customer relationships with certain segments of foodservice operators, food processors and food manufacturers. Due to both the technical nature of our products and existence of established brands, the sales cycle to secure a new customer is long and unpredictable. We have recently conducted numerous successful product evaluation trials and comparative testing of our SDC-based products with prospective customers, which we believe will result in future revenue. We believe our products provide superior pathogen and hygiene control performance characteristics as compared with legacy chemical products, which also have higher toxicity profiles than our SDC-based products.

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

A significant portion of our historical revenues were generated by an international chemical distributor who sold our SDC-based formulations to other manufacturers for use as a raw material ingredient in the production of personal care products. Other historical revenues were primarily to U.S. distributors who sold our SDC-based products into the consumer, industrial janitorial and sanitization market.

Sales Concentration

Net product sales were $729,000 and $550,000 for the years ended July 31, 2015 and 2014, respectively. For the year ended July 31, 2015, one legacy customer accounted for 47% of our net product sales.  No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 97% U.S; and 3% foreign. For the year ended July 31, 2014, two individual customers accounted for 66% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

From time to time, one or a small number of our customers may represent a significant percentage of our revenue. Our three largest customers accounted for 64% of our revenue for the fiscal year ended July 31, 2015. Although we have agreements with many of our customers, these agreements typically do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers to significantly reduce the amount of product ordered or license fees paid, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

Competition

The markets for SDC, our SDC-based products and each of their potential applications are highly competitive. We have a number of competitors that vary in size, scope and breadth of products offered.  These competitors include some of the largest global corporations, and most of our competitors have significantly greater financial resources than we do. We expect to face additional competition from other competitors and technologies in the future.

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

 Manufacturing

On December 11, 2013, we entered into a five-year strategic collaboration agreement with St. Louis-based Intercon Chemical Company (ICC). The agreement consists of a multi-prong approach to help us accelerate the commercialization of our unique and proprietary SDC-based products. The strategic collaboration agreement provides:

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

Requirements Imposed by the FDA and USDA

The FDA’s Food Contact Notification (“FCN”) Program is intended to ensure the safety of Food Contact Substances (FCS) used in food processing and packaging.

•	The FCN review period is 120 days from filing, after which, if there are no concerns from the FDA, the FCN automatically becomes effective.

•	An FCN is considered to be proprietary as it applies only to the specific product and manufacturer or supplier identified in the FCN.

In addition to the FDA’s FCN Program, the Company will be required to obtain USDA approval for the use of PURE Control on meat or dairy products.

•	Upon the FDA’s granting of an FCN on a meat or dairy product, PURE will be required to submit the FCN to the Food Safety and Inspection Service (FSIS) of the USDA for a new technology review.
•	As part of the FSIS review process, PURE may be required to conduct up to three in-plant process validation and optimization trials with the authorization of the USDA.
•

After successful completion of the in-plant validation trials, the USDA will issue a “Letter of No Objection” and list the Company’s SDC-based product as an OLR processing aid in Attachment 1 of FSIS Directive 7120.1, Safe and Suitable Ingredients Used in the Production of Meat and Poultry Products.

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

Requirements Imposed by the FDA and USDA

Various laws and regulations have been enacted by federal, state, local and foreign jurisdictions regulating certain products we anticipate manufacturing and selling for controlling microbial growth in or on foods. In the United States, these requirements generally are administered by the FDA. However, the U.S. Department of Agriculture and EPA also may share in regulatory jurisdiction of antimicrobials applied directly to food as it pertains to poultry and meats.

Regulation Outside the United States

The commercialization of SDC-based products in countries other than the U.S. may require that we, or companies with whom we partner for such foreign commercialization, obtain necessary approvals from foreign regulatory authorities comparable to the EPA and USDA, among others. Applicable approval processes and ongoing requirements vary from country to country and may involve more time and expense than that required to obtain approvals in the U.S. In international markets, we currently sell our products under active registrations held by us, or by our distributors. We intend to continue to process registrations ourselves or through distributors as required.

We currently hold a registration from Health Canada for our disinfectant product. Other third-party distributors are actively pursuing registrations for our disinfectant products in various Asian markets. Additionally, an opinion has been granted under the Scientific Committee on Consumer Products to sell SDC in the European Union for use in cosmetics, which includes personal care products.

Employees

As of October 28, 2015, we employed 11 regular full-time employees. We believe that we have been successful in attracting skilled and experienced personnel, but competition for personnel is intense and there can be no assurance that we will be able to attract and retain qualified personnel in the future. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

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

We had a loss of $7.6 million for the fiscal year ended July 31, 2015, and a loss of $11.1 million for the fiscal year ended July 31, 2014. As of July 31, 2015, we have incurred a cumulative net loss of approximately $89 million. Although we expect to continue to have losses in future periods, we are unable to predict the extent of our future losses or when or if we will become profitable, and it is possible we will never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

On October 23, 2015, we raised $6 million in a private placement financing of common stock and warrants to purchase common stock from Franchise Brands, LLC.  See Note 13 to the consolidated financial statements.  Therefore, as of October 28, 2015, we believe that our current cash resources are sufficient to meet our anticipated needs during the next twelve months, however, we do not yet have, and we may never have, significant cash inflows from product sales or from other sources of revenue to offset our ongoing and planned investments in corporate infrastructure, research and development projects, regulatory submissions, business development activities, and sales and marketing, among other investments. Some or all of our ongoing or planned investments may not be successful. In addition, irrespective of our cash resources, we may be contractually or legally obligated to make certain investments, which cannot be postponed.

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

As of October 28, 2015, we have 55,192,630 shares of common stock issued and outstanding or reserved for issuance. Shares reserved for issuance include shares under equity compensation plans, vested and unvested options, warrants, and unvested restricted stock units. Our current authorized capital stock is limited to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Any increase in our authorized capital stock would require the approval of a majority of our stockholders as well as the approval of our Board of Directors. If we were unable to increase our authorized capital stock for any reason, our ability to raise additional capital through the issuance of equity or convertible debt would be severely compromised and we may be unable to obtain equity or convertible debt capital at all.

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

As of October 28, 2015 in addition to 55,192,630 shares of common stock issued and outstanding, we had 434,218 shares reserved for issuance under equity compensation plans for vested and unvested stock options and 3,210,000 shares reserved for issuance for vested and unvested restricted stock units. We also had 20,368,488 shares reserved for issuance on the exercise of outstanding warrants.

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

Since acquiring the rights to our SDC technology, we have encountered and likely will continue to encounter risks and difficulties associated with introducing or establishing our products in rapidly evolving markets. These risks include the following, among others:

•	we may not increase our sales to our existing customers and/or expand our customer base;
•	we may not succeed in materially penetrating markets and applications for our SDC technology;
•	our new sales and marketing strategy, which is built on our direct control of the sales and marketing of our products, may not be successful;
•	we may not generate sufficient profits to support our operations;
•	we may not be successful in obtaining any required regulatory approvals on a timely basis, or at all;
•	we or our partners and/or distributors may not establish or maintain effective marketing programs to create product awareness or brand identity;
•	our partners’ and/or distributors’ goals and objectives may not be consistent with our own;
•	we may not attract and retain key business development, technical and management personnel;
•	we may not maintain existing, or obtain new, regulatory approvals for our technology and products;

•	we may not succeed in locating strategic partners and licensees of our technology;
•	we may not effectively manage our anticipated growth, if any; and
•	we may not be able to adequately protect our intellectual property.

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

From time to time, one or a small number of our customers may represent a significant percentage of our revenue. Our three largest customers accounted for 64% of our net product sales for the fiscal year ended July 31, 2015. Our largest customer accounted for 47% of net product sales.  No other individual customer accounted for 10% or more of our net product sales. Although we have agreements with many of our customers, these agreements typically do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers to significantly reduce the amount of product ordered or license fees paid, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

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

On December 11, 2013, we entered into a five-year strategic collaboration agreement with St. Louis-based Intercon Chemical Company (“ICC”) where we granted ICC distribution and certain development rights and rights to be the exclusive manufacture for all our SDC-based products.

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

We do not have any manufacturing facilities ourselves and we currently rely on ICC to manufacture our SDC-based products and may in the future rely on one or more third-party manufacturers to properly manufacture our products. We may not be able to quickly replace our manufacturing capacity if ICC is unable to manufacturer our products as a result of a fire, natural disaster (including an earthquake), equipment failure or other difficulty, or if such ICC facilities are deemed not in compliance with current “good manufacturing practices,” and the noncompliance could not be rapidly rectified. ICC is our single manufacturer for our SDC-based products and may not be replaced without significant effort and delay in production. A supply interruption or an increase in demand beyond our current manufacturer’s capabilities could harm our ability to manufacturer such products until new manufacturers are identified and qualified, which would have a significant adverse effect on our business and results. Any third-party manufacturer that we find may not match our quality standards or be able to meet customer requirements.

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

For example, in November 2014, we withdrew, without prejudice, our FCN for raw poultry due to receipt of a Deficiency Letter from the FDA stating that the agency has developed new data that is currently under review, which data calls into question the long established safety levels of the dietary intake of silver in the U.S. from food contact uses previously approved by the FDA. As a result, the FDA indicated that it would not approve our FCN absent new data or additional information that adequately addresses its new toxicity concerns.  We also received a similar Deficiency Letter from the FDA for the FCN we submitted in October 2014 for the use of SDC to reduce Salmonella, E. coli and Listeria in the processing of produce. In January 2015, we withdrew, without prejudice, our produce FCN and postponed the filing of our FCN for the use of SDC as a processing aid for beef and pork. We resubmitted our poultry FCN in June 2015. In September 2015, we received an Acknowledgement Letter from the FDA stating that our FCN for SDC as a raw poultry processing aid is complete and setting an effective date of December 2015.  Following the completion of additional testing demonstrating further reduction of silver residues to levels approaching non-detectable, and subsequent encouraging discussions held with the FDA, we resubmitted our produce FCN in September 2015.  In 2016, we expect to complete testing for the use of SDC as a processing aid for beef and pork. FCN submission is expected by mid-2016. However, if we experience any further delays in achieving regulatory approval, or, if we failed to achieve regulatory approval of the SDC products, it would have a significant adverse effect on our business and we would most likely not be able to support our continued operations.

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

We are subject to substantial regulation related to quality standards applicable to our manufacturing and quality processes, and our partners, including our third-party manufacture. Failure to comply with applicable quality standards could affect our ability to commercialize SDC products.

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

We are generally unable to increase our product prices to our customers, partners and distributors quickly in order to maintain our margins, and significant price increases for key inputs could therefore have an adverse effect on our results of operations. Price increases can also result in lost sales, and any inability to supply our customers’ orders can lead to lost future sales to such customers.

We expect ICC to be the sole source supplier of our SDC concentrate and we may use other third parties to blend, package and provide fulfillment activities for our finished products in future periods. We expect that our margins may be reduced by using ICC and other such third parties, and our ability to maintain product quality may not be as extensive or effective as when we produce these products in our own facility(ies). Any quality control issues could lead to product recalls and/or the loss of future sales, which would reduce our revenues and/or profits.

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

Maintaining compliance with our obligations as a public company may strain our resources and distract management, and if we do not remain compliant, our stock price may be adversely affected.

Our common stock is registered under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). It is therefore subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. Both the U.S. Congress and the SEC continue to issue new and proposed rules, and complying with existing and new rules has caused, and will continue to cause, us to devote significant financial and other resources to maintain our status as a public company. These regulatory costs and requirements will continue to increase our losses in future periods, and we expect that an increasing amount of management time and effort will be needed to meet our regulatory obligations. In addition, if we were to list our common stock on a national securities exchange, our administrative costs could increase.  For example, in April 2008, we obtained a listing of our common stock on The NASDAQ Capital Market. Administrative costs significantly increased during the period between September 2011 and September 2012 due to a series of notices and a lengthy appeal process in connection with the potential delisting of our common stock from The NASDAQ Capital Market. However, NASDAQ delisted us and suspended trading in our securities effective with the open of business on Friday, May 17, 2013, and our common stock began trading on the OTCQB marketplace.

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

Our success depends largely on the execution of our business strategy by our management team. Management will be evaluating how to best execute our near-term strategy to drive customer adoption in the food industry by addressing food safety solutions across the supply chain in order to prevent or mitigate food contamination or the potential for food-borne illness – with specific customer focus in foodservice providers, food processors and food manufacturers.  Our executive officers and key personnel could terminate their employment with us at any time without notice and without penalty.  For example, effective July 31, 2015, Peter C. Wulff resigned as our Chief Financial Officer, Chief Operating Officer, and Corporate Secretary. Additionally, we do not maintain key person life insurance policies on our executive officers or other employees. The loss of one or more of our executive officers or key employees could seriously harm our ability to execute on our business strategy, which could harm our business, results of operations, financial condition, and/or the market price of our common stock. We cannot assure you that in such an event we would be able to recruit qualified personnel able to replace these individuals in a timely manner, or at all, on terms acceptable to either us or to any qualified candidate.  Even if we were able to replace any such individuals in a timely manner, if we are unable to effectively integrate new executive offices or key employees, our operations and prospects could be harmed.

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

At July 31, 2015, we had federal and California tax net operating loss carry-forwards of approximately $89.8 million and $77.1 million, respectively. Utilization of these net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred, including with respect to our recent private placements, or that could occur in the future, as required by Section 382 of the Internal Revenue Code as well as similar state provisions. These ownership changes may limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since our formation, we have raised capital through the issuance of capital stock on several occasions (both before and after our initial public offering in 1996) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future based upon subsequent disposition. While we believe that we have not experienced an ownership change, the pertinent tax rules related thereto are complex and subject to varying interpretations, and thus the applicable taxing authorities may take an alternative position.

Our current federal tax loss carry-forwards began expiring in the year ended July 31, 2011 and, unless previously utilized, will completely expire in the year ending July 31, 2035. The balance of our current federal net operating loss carry-forwards will expire between July 31, 2019 and July 31, 2035. Our California tax loss carry-forwards will begin to expire in the year ending July 31, 2015, and will completely expire in the year ending July 31, 2035. If we are unable to earn sufficient profits to utilize the carry-forwards by these dates, they will no longer be available to offset future profits, if any.

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

From time to time, U.S. and other policymakers have proposed reforming the patent laws and regulations of their countries. In September 2011, after years of Congressional debate regarding patent reform legislation, President Obama signed into law the America Invents Act (the “Act”) considered by many to be the most substantial revision of U.S. patent law since 1952. The Act’s various provisions will go into effect over an 18-month period. The Act changes the current “first-to-invent” system to a system that awards a patent to the “first-inventor-to-file” for an application for a patentable invention. This change alters the pool of available materials that can be used to challenge patents and eliminates the ability to rely on prior research work in order to lay claim to patent rights. Disputes as to whether the first filer is in fact the true inventor will be resolved through newly implemented derivation proceedings. The Act also creates mechanisms to allow challenges to newly issued patents in the patent office in post-grant proceedings and new inter partes reexamination proceedings. Although many of the changes bring U.S. law into closer harmony with European and other national patent laws, the new bases and procedures may make it easier for competitors to challenge our patents, which could result in increased competition and have a material adverse effect on our product sales, business and results of operations. The changes may also make it harder to challenge third-party patents and place greater importance on being the first inventor to file a patent application on an invention.

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

Furthermore, a third party may claim that we are using inventions covered by the third party’s patent rights and may file an injunction to stop us from engaging in our normal operations and activities, including making or selling our products. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we are infringing the third party’s patents and would order us to stop the activities covered by the patents. In addition, there is a risk that a court will order us to pay the other party damages for having violated the other party’s patents. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods of use either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, and we may not be able to do this. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

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

Risks Related to our Common Stock

The price of our common stock may be volatile.

Our common stock is approved for quotation on the OTC Markets’ OTCQB marketplace under the symbol “PURE.” The OTCQB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities and provides significantly less liquidity than a listing on the Nasdaq Stock Markets or other national securities exchange. The OTCQB securities are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to the national stock exchanges and any prices quoted may not be a reliable indication of the value of our common stock.  Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers as are those for the Nasdaq Stock Market or the NYSE. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain.

Trading on the OTCQB Marketplace as opposed to a national securities exchange has resulted and may continue to result in a reduction in some or all of the following, each of which could have a material adverse effect on the price of our common stock and our company:

•	the liquidity of our common stock;
•	the market price of shares of our common stock;
•	our ability to obtain financing for the continuation of our operations;
•	the number of institutional and other investors that will consider investing in shares of our common stock;
•	the number of market markers in shares of our common stock;
•	the availability of information concerning the trading prices and volume of shares of our common stock; and
•	the number of broker-dealers willing to execute trades in shares of our common stock.

In addition, the market price of our common stock could be subject to wide fluctuations in response to:

•	quarterly variations in our revenues and operating expenses;
•	announcements of new products or services by us;
•	fluctuations in interest rates;
•	significant sales of our common stock;
•	the operating and stock price performance of other companies that investors may deem comparable to us; and
•	news reports relating to trends in our markets or general economic conditions.

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

The price and trading volume of our common stock have historically been volatile. For example, in the twelve months through July 31, 2015, the closing market price of our common stock ranged from $0.45 per share to $1.18 per share, and the monthly trading volume varied from approximately 395,000 shares to 2,195,000 shares. The market price of our common stock may continue to be volatile and could fluctuate substantially due to many factors, including, among others, the following:

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

Potential  sales or issuances of our common stock to raise capital, or the perception that such sales could occur, could cause dilution to our current stockholders and the price of our common stock to fall.

We have historically supported our operations through the issuance of equity and expect to continue to do so in the future. For example, on October 23, 2015, we closed on a private placement of 13,333,333 shares of common stock and warrants to purchase 15,333,333 shares of common stock for aggregate gross proceeds of $6,000,000. Although we may not be successful in obtaining financing through equity sales on terms that are favorable to us in the future, if at all, any such sales that do occur could result in substantial dilution to the interests of existing holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock or other equity securities to any new investors, or the anticipation of such sales, could cause the trading price of our common stock to fall.

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

None.

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

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information About Our Common Stock

Our common stock is approved for quotation on the OTC Markets’ OTCQB marketplace under the symbol “PURE.” The OTCQB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCQB securities are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to the national stock exchanges and any prices quoted may not be a reliable indication of the value of our common stock.

On October 26, 2015, the closing price of our common stock reported on the OTCQB was $0.70 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices of our common stock, as reported on the OTCQB.

	High	Low
Year Ended July 31, 2015
First Quarter	$1.22	$0.94
Second Quarter	$1.09	$0.48
Third Quarter	$0.71	$0.52
Fourth Quarter	$0.95	$0.34

	High	Low
Year Ended July 31, 2014
First Quarter	$1.70	$0.45
Second Quarter	$1.57	$1.02
Third Quarter	$1.51	$1.01
Fourth Quarter	$1.20	$0.95

Holders

As of October 26, 2015, we had approximately 244 holders of record of our common stock. This does not include beneficial owners holding common stock in street name.

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

Overview

We are focused on developing and commercializing proprietary antimicrobial products that provide safe and cost-effective solutions to the health and environmental challenges of pathogen and hygienic control.  Our technology platform is based on patented stabilized ionic silver, and our initial products contain silver dihydrogen citrate, or SDC.  SDC is a broad-spectrum, non-toxic antimicrobial agent, which offers 24-hour residual protection and formulates well with other compounds. As a platform technology, we believe SDC is distinguished from existing products in the marketplace because of its superior efficacy, reduced toxicity and the inability of bacteria to form a resistance to it.

Our SDC-based technology platform has potential application in a number of industries.  Our near-term focus is on offering products that address food safety risks across the food industry supply chain.  In 2011, the Centers for Disease Control and Prevention (CDC) reported that foodborne illnesses affect more than 48 million people annually in the U.S., causing 128,000 hospitalizations and 3,000 fatalities. The CDC estimated that more than 9 million of these foodborne illnesses were attributed to major pathogens.  The CDC reported that contaminated produce was responsible for approximately 46% of the foodborne illnesses caused by pathogens and 23% of the foodborne illness-related deaths in the US between 1998 and 2008.  Among the top pathogens contributing to foodborne illness in the U.S. are Norovirus, Salmonella,  Campylobacter,  Staphylococcus, Shiga toxin–producing Escherichia coli and Listeria.  Salmonella is the leading cause of hospitalization, followed by Norovirus, and is the leading cause of deaths related to foodborne illness.

Based on these statistics, we believe there is a significant market opportunity for our safe, non-toxic and effective SDC-based solutions.  We currently offer PURE® Hard Surface as a food contact surface sanitizer and disinfectant to restaurant chains and food processors.  One of our customers is SUBWAY® Restaurants, which has approved PURE Hard Surface for use system-wide (27,000 U.S. stores).  We also intend to offer PURE Control® as a  direct food contact processing aid upon our receipt of the required approvals from the FDA and USDA.  We anticipate receiving the required approvals to market PURE Control as a direct food contact processing aid for raw poultry and fresh produce during the first calendar quarter of 2016.  We are currently testing and continuing development of PURE Control to allow us to seek regulatory approval to utilize PURE Control as a direct food contact processing aid for raw meats, including beef and pork.  In addition to our direct sales efforts with PURE Hard Surface and PURE Control, we market and sell our SDC-based products indirectly through third-party distributors.

Recent Corporate Developments

Effective July 31, 2015, Peter C. Wulff resigned his position as Chief Financial Officer, Chief Operating Officer and Corporate Secretary.  There were no disagreements between Mr. Wulff and the Company.

Effective July 31, 2015, the Board appointed Mark Elliott as the Company's Vice President, Finance. Mr. Elliott will also serve as the Company's Principal Financial Officer and Principal Accounting Officer. Mr. Elliott previously served as the Company's Controller.

Financial Overview

This financial overview provides a general description of our revenue and expenses.

Net Product Sales

We manufacture and sell SDC-based products for end use, and as a raw material for manufacturing use. We also license our products and technology to development and commercialization partners. Revenue is recognized when realized or realizable and earned. Any amounts received prior to satisfying revenue recognition criteria are recorded as deferred revenue. See “Critical Accounting Policies and Estimates – Revenue Recognition”.

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

Results of Operations – Comparison of the Years Ended July 31, 2015 and 2014

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

Net Product Sales

Net product sales were $729,000 and $550,000 for the years ended July 31, 2015 and 2014, respectively. The increase of $179,000 was primarily attributable to new customer sales in the food safety industry, as well as sales fluctuations within our existing legacy customer base. Our top three customers accounted for $464,000 of net product sales for the year ended July 31, 2015.

For the year ended July 31, 2015, one legacy customer accounted for 47% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 97% U.S., and 3% foreign.

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

Cost of goods sold was $285,000 and $344,000 for the years ended July 31, 2015 and 2014, respectively. Cost of goods sold, excluding the inventory reserves discussed above, was $285,000 and $216,000 for the years ended July 31, 2015 and 2014, respectively. The increase of $69,000 is primarily attributable to increased net product sales.

Gross margin, as a percentage of net product sales, or gross margin percentage, was 61% and 37% for the years ended July 31, 2015 and 2014, respectively. Gross margin percentage, excluding the reserve discussed above, was 61% for the year ended July 31, 2015, unchanged from the prior year.

Selling, General and Administrative Expense

Selling, general and administrative expense was $4,912,000 and $5,056,000 for the years ended July 31, 2015 and 2014, respectively. The decrease of $144,000 was primarily attributable to reductions in professional services and facility costs, offset by increased Board fees, personnel costs, and travel expense.

Research and Development Expense

Research and development expense was $790,000 and $1,032,000 for the years ended July 31, 2015 and 2014, respectively. The decrease of $242,000 was primarily attributable to decreases in personnel and related costs.

Share-Based Compensation

Share-based compensation expense was $2,382,000 and $2,958,000 for the years ended July 31, 2015 and 2014, respectively. The decrease of $576,000 is primarily due to the vesting of restricted stock units granted to employees and directors supporting our selling, general and administrative, and research and development functions during the prior fiscal year. See Note 9 to the consolidated financial statements.

Other Share-Based Expenses

Other share-based expense was zero and $308,000 for the years ended July 31, 2015 and 2014, respectively. During the fiscal year ended July 31, 2014, we recognized $285,000 of expense incurred from the amendment of the subscription agreements for investors who participated in the October 2013 private placements and $23,000 of expense associated with warrants issued in connection with the April 24, 2013 private placement. See Note 8 to the consolidated financial statements.

Restructuring Costs

Restructuring expense was zero and $2,754,000 for the years ended July 31, 2015 and 2014, respectively. On August 13, 2013, Michael L. Krall, Donna Singer, and Dennis Brovarone resigned all positions respectively held by them as officers and directors of the Company and a new management team and Board were appointed. Based on the corporate governance change we incurred the following expenditures:

•

Mr. Krall and Ms. Singer received a onetime separation payment of $150,000 and $45,000, respectively; Mr. Brovarone’s received $91,000, payable in 60 monthly installments of $1,600, commencing 120 days after the separation date; Mr. Krall received a cash severance of $540,000 payable over an eighteen month period; Ms. Singer received a cash severance of $204,000 payable over a twelve month period; Mr. Krall received 850,000 shares of common stock, valued at $595,000; Ms. Singer received 300,000 shares of common stock, valued at $210,000; and Mr. Krall and Ms. Singer continued to receive health insurance coverage over the terms of their respective severance periods. Medical and dental insurance for Mr. Krall and Ms. Singer cost the Company $20,000 and $18,000, respectively. Per the terms of the agreements, we recorded a onetime expense of $1,782,000 related to Mr. Krall’s and Ms. Singer’s separation payments, future severance payments, stock received, and future medical and dental insurance payments. All but $7,000 due to Mr. Brovarone was accrued in prior periods for services previously provided.

•	We issued 300,000 shares of common stock to Bibicoff & MacInnis for investor relations services related to the corporate restructuring, valued at $210,000.
•

We issued 250,000 shares of common stock, with a value of $175,000, for corporate finance and restructuring activities to Wulff Services Inc. Wulff Services, Inc. is primarily owned by our prior Chief Financial Officer / Chief Operating Officer, Peter C. Wulff. In addition, Wulff Services, Inc. received a onetime payment of $75,000 related to the corporate finance and restructuring efforts.

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

Change in Derivative Liability

Change in derivative liability for the years ended July 31, 2015 and 2014 was a decrease of $5,000 and an increase of $55,000, respectively. The change is primarily due to adjustments of the estimated fair value, and the settlement of derivative warrants exercised during the year ended July 31, 2014.  See Note 5 to the consolidated financial statements.

Interest Expense, net

Interest expense for the years ended July 31, 2015 and 2014 was $8,000 and $10,000, respectively.

Gain on Extinguishment of Debt

Gain on extinguishment of debt for the year ended July 31, 2015 and 2014 was zero and $727,000, respectively. The $727,000 gain is attributable to the repayment of a promissory note.  See Note 4 to the consolidated financial statements.

Other (Expense) Income, net

Other income for the year ended July 31, 2015 was $16,000 compared with other expense of $190,000 for year ended July 31, 2014. The decrease of $174,000 is primarily attributable to the sale of reserved inventory and accounts payable vendor settlements that occurred during the prior year.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of July 31, 2015, we have incurred a cumulative net loss of $88,848,000.

For the year ended July 31, 2015, we issued a total of 10,086,025 shares of common stock for gross proceeds of $7,493,000. After deducting fees of $92,000, the net proceeds to us were $7,401,000.

As of July 31, 2015, we had $1,321,000 in cash and cash equivalents compared to $86,000 in cash and cash equivalents as of July 31, 2014. Additionally, as of July 31, 2015, we had $869,000 of current liabilities, including $560,000 in accounts payable, compared to $1,829,000 of current liabilities, including $1,096,000 in accounts payable as of July 31, 2014. The net decrease in current liabilities primarily relates to the timing of accounts payable, reduced wage accruals, and repayment of severance obligations to Mr. Krall and Ms. Singer. Included in current liabilities at July 31, 2015 is $292,000 of compensation due to our Board and officers.

On October 23, 2015, we raised $6 million in a private placement financing of common stock and warrants to purchase common stock from Franchise Brands, LLC.  See Note 13 to the consolidated financial statements.  Therefore, as of October 28, 2015, we believe that our current cash resources are sufficient to meet our anticipated needs during the next twelve months.

The following table summarizes our contractual obligations as of July 31, 2015.

	Payments due by period
		Less than			More than
	Total	1 year	1‑3 years	3‑5 years	5 years
Operating lease obligations	$120,000	$84,000	$36,000	—	—
	$120,000	$84,000	$36,000	—	—

In addition, from time to time we have entered into employment agreements with our executives that, under certain cases, provide for the continuation of salary and certain other benefits if these executives are terminated under specified circumstances. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. As of July 31, 2015, no events have occurred resulting in the obligation of any such payments. On August 13, 2013, we entered into Purchase, Severance, and Release Agreements with our named executive officers, which is further described in Item 11 to this Annual Report and Note 7 to the audited consolidated financial statements set forth in Part II, Item 8 of this Annual Report.

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

Revenue Recognition

We sell our products to distributors and end users. We record net sales when we sell products to our customers, rather than when our customers resell products to third parties. When we sell products to our customers, we reduce the balance of our inventory with a corresponding charge to cost of goods sold. We do not currently have any consignment sales.

Terms of our product sales are generally FOB shipping point. Net sales are recognized when delivery of the products has occurred (which is generally at the time of shipment), title has passed to the customer, the selling price is fixed or determinable, collectability is reasonably assured and we have no further obligations. Any amounts received prior to satisfying these revenue recognition criteria are recorded as deferred revenue. We record net sales net of discounts at the time of sale and report net sales net of such discounts.

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

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. No impairment expense was recorded during the year ended July 31, 2015 and 2014.

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

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by Rule 13a-15(b) under the Exchange Act, our management conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective.

Changes in Our Controls

There were no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of our Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2015.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information Regarding Our Board of Directors

Pursuant to our bylaws, the number of directors is fixed and may be increased or decreased from time to time by resolution of our Board of Directors, or the Board. The Board has fixed the number of directors at six members.

Information with respect to our directors as of October 28, 2015 is shown below.

Name	Age	Director Since	Position(s) Held
Dave J. Pfanzelter	62	2013	Chairman
Henry R. Lambert	64	2013	Director, Chief Executive Officer
Gary D. Cohee	69	2013	Director
David Theno, Jr., PhD	65	2013	Director
William Otis	59	2013	Director
Tom Y. Lee, CPA	66	2014	Director

Dave J. Pfanzelter was appointed as our Chairman on August 13, 2013. He previously served as a director of the Company from February 2013 to July 2013. Mr. Pfanzelter served as senior vice president of Kellogg Company, president of Kellogg’s Specialty Channels and president of Kellogg Canada from May 2004 to May 2010, while also serving as part of the Kellogg Executive Committee and Global Leadership Team. Mr. Pfanzelter began his career in the food service industry in 1975 with Oscar Mayer Foods Corporation, serving in several key sales and marketing positions, including director of marketing and national sales manager. In 1995 he was appointed vice president of sales of Kraft Foodservice, representing the combined manufactured brands of Oscar Mayer, General Foods, and Kraft Foods. In 1998 Mr. Pfanzelter joined Keebler, serving as vice president and general manager of the food service division prior to Keebler’s acquisition by Kellogg in 2001. Since 1998, Mr. Pfanzelter has been on the board of directors of Doctor’s Associates, the parent company of Subway Restaurants, the nation’s largest restaurant chain. In February 2012, Mr. Pfanzelter joined the Advisory Board of Wrigley Foods. He also served on the Board of the International Food Service Manufacturer’s Association as chairman and member of its executive committee.

Henry R. Lambert was appointed to our Board and appointed as our Chief Executive Officer on September 10, 2013. Mr. Lambert is an accomplished food industry and consumer products executive with broad management skills, including strategic planning and business development, go-to-market execution, business integration and food safety. He has over 35 years of food industry experience, having worked at such notable companies as Heublein Inc., RJ Reynolds, Nabisco, Inc. and, Pinnacle Foods. He has held various business unit leadership positions servicing the foodservice and leading consumer food brands markets. Mr. Lambert has also served on boards and as a member of various food industry associations, including the International Foodservice Manufacturers Association (IFMA), Institute of Food Technologists and Safe Supply of Affordable Food Everywhere (SSAFE). From 2010 through June 2013, Mr. Lambert served as General Manager of the Global Food and Water Business of Underwriter Laboratories, where he was responsible for the start-up of the company’s food safety services business. From 2007 to 2010, Mr. Lambert served as Senior Vice President of Business Development, and then President, of Arrowstream Transportation, Inc., a provider of innovative supply chain management solutions to the foodservice industry whose key customers included Wendy’s, Applebee’s, Arby’s, TGIF, Sysco, and DMA. Prior to 2007, Mr. Lambert held executive positions with a number of high profile companies in the foodservice industry. Mr. Lambert earned his MBA in Finance from the University of Chicago, Booth School of Business, and his BA in Economics (with Honors) from Union College, Schenectady, N.Y.

Gary D. Cohee was appointed to our Board on August 13, 2013. He has over 40 years of experience as an investment banker, having started his career in 1973 with Blyth, Eastman Dillon & Co. Since 2004, Mr. Cohee has served as President and CEO of PMB Securities Corp. From 2011 until 2012, Mr. Cohee served on the Advisory Board of Force Fuels, Inc. During his career in the investment banking business, Mr. Cohee worked for a number of prestigious firms, including Bateman Eichler and Paulson Investment Company. Mr. Cohee graduated from California State University-

Long Beach in 1968 with a BS degree in Business Administration. He previously served as President of the Long Beach Bond Club, the Southern California Options Society and the Long Beach Century Club.

David Theno, Jr., PhD was appointed to our Board on October 1, 2013. Dr. Theno is a widely respected food safety expert, previously served on the Company’s Advisory Panel. Dr. Theno is currently the Chief Executive Officer of Gray Dog Partners, Inc., a technical consulting firm specializing in food safety and manufacturing, restaurant operations, supply chain management, strategic planning and facility design, where he served since October 2008. Gray Dog Partners also provides consulting services to federal, state and local regulatory bodies. From 1993 to 2008, Dr. Theno was employed by Jack in the Box, Inc. where he last served as the Senior Vice President and Chief Food Safety Officer and previously served as Corporate Vice President Technical Services. Dr. Theno has two Doctorate Degrees in Food Science and Animal Science and two Master’s Degrees in Animal Science and Veterinary Pharmacology from the University of Illinois.

William Otis was appointed to our Board on October 8, 2013. Mr. Otis is currently the Executive Vice President of U.S. packaged meat operations for Smithfield Foods. Prior to this role, he was the President and Chief Operating Officer of Patrick Cudahy, LLC and Saratoga Food Specialties. Both companies are food manufacturing companies of John Morrell Food Group and Smithfield Foods. Mr. Otis began his career in 1980 with Oscar Mayer Foods Corporation serving in several operations, finance and marketing positions. In 1995, Mr. Otis joined Patrick Cudahy, serving as Vice President of Sales and Marketing and in 2004 was promoted to President and COO. Mr. Otis also took over the President and COO role at Saratoga Food Specialties in 2012. Mr. Otis earned his Master’s Degree in Business Management from the University of Wisconsin-Madison.

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

Information Regarding Our Executive Officers

Information with respect to our executive officers as of October 28, 2015 is shown below. Since Henry R. Lambert and David J. Pfanzelter also serve on the Board, their respective biographies are set forth under “Information Regarding the Board of Directors” above.

Name	Age	Position(s) Held	Position(s) Held Since
Henry R. Lambert	64	Chief Executive Officer	2013
Dave J. Pfanzelter	62	Chairman of the Board	2013
Mark Elliott	40	Vice President, Finance	2015

Mark Elliott was appointed as our Vice President Finance and Principal Financial and Accounting Officer on July 31, 2015.  Mr. Elliott joined the Company in 2004 and has been responsible for managing all accounting and regulatory reporting activities since he was promoted to Controller in May 2006. He has also been responsible for establishing all current financial and reporting systems. Prior to joining the Company, Mr. Elliott worked in government accounting. He earned a Bachelor of Science, Business Administration-Accountancy at California State University-San Marcos.

Family Relationships

There is no family relationship between any current director or executive officer, or any director or executive officer during the fiscal year ended July 31, 2015.

Corporate Governance

Overview

We are committed to maintaining high standards of business conduct and corporate governance, which we believe are fundamental to the overall success of our business, serving our stockholders well and maintaining our integrity in the marketplace. Our Corporate Governance Guidelines and Code of Business Conduct and Ethics, together with our Certificate of Incorporation, Bylaws and the charters of our Board Committees, form the basis for our corporate governance framework. As discussed below, our Board of Directors has established two standing committees to assist it in fulfilling its responsibilities to the Company and its stockholders: the Audit Committee and the Compensation Committee. The Board of Directors performs the functions typically assigned to a Nominating and Corporate Governance Committee.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors. This Code constitutes a “code of ethics” as defined by the rules of the SEC. This Code also contains “whistle blower” procedures adopted by our Audit Committee regarding the receipt, retention and treatment of complaints related to accounting, internal accounting controls or auditing matters and procedures for confidential anonymous employee complaints related to questionable accounting or auditing matters. Copies of the code may be obtained free of charge from our website, www.purebio.com. Any amendments to, or waivers from, a provision of our code of ethics that applies to any of our executive officers will be posted on our website in accordance with the rules of the SEC. Other than as specifically referenced herein, the information contained on, or that can be accessed through, our website is not a part of this Report.

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

Board and Committee Attendance

During the fiscal year ended July 31, 2015, the Board of Directors met five times and it took action by unanimous written consent four times. During the fiscal year ended July 31, 2015 our Compensation Committee met one time and our Audit Committee met four times.  Each of the directors attended at least 75% of the meetings of the Board of Directors.

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

Board Committees

Compensation Committee. The Compensation Committee of the Board of Directors currently consists of Dr. Theno (Chair). The functions of the Compensation Committee include the approval of the compensation offered to our executive officers and recommending to the full Board of Directors the compensation to be offered to our directors, including our Chairman. The Board has determined that Dr. Theno is an “independent director” under the listing standards of the NYSE MKT. In addition, Dr. Theno qualifies as a “non-employee director” for purposes of Rule 16b-3 under the Exchange Act and as an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee is governed by a written charter approved by the Board of Directors, a copy of which is available on our website at www.purebio.com.

Audit Committee. The Audit Committee of the Board of Directors, currently consists of Messrs. Cohee (Chair), Lee and Otis. The functions of the Audit Committee include the retention of our independent registered public accounting firm, reviewing and approving the planned scope, proposed fee arrangements and results of the Company’s annual audit, reviewing the adequacy of the Company’s accounting and financial controls and reviewing the independence of the Company’s independent registered public accounting firm. The Board has determined that each of Messrs. Otis and Lee is an “independent director” under the listing standards of the NYSE MKT. Mr. Cohee is not independent because the Company has retained Mr. Cohee to provide financial advisory services to the Company. See “Certain Relationships and Related Transactions” for additional information regarding the Company’s retention of Mr. Cohee. The Board determined that it was in the Company’s and its stockholders best interests for Mr. Cohee to continue to serve on the audit committee, based on his accounting and financial expertise, until the Board adds additional independent directors. The Board of Directors has also determined that Messrs. Cohee, Lee and Otis are each an “audit committee financial expert” within the applicable definition of the SEC. The Audit Committee is governed by a written charter approved by the Board of Directors, a copy of which is available on our website at www.purebio.com.

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

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth a summary of cash and non-cash compensation awarded, earned or paid for services rendered to us during the fiscal years ended July 31, 2015 and July 31, 2014 by our named executive officers, consisting of (i) each individual serving as principal executive officer during the fiscal year ended July 31, 2015 and (ii) our other two most highly compensated officers serving during the fiscal year ended July 31, 2015.

						All Other
	Fiscal	Salary		Option	Stock Awards	Compensation	Total
Name and Principal Position	Year	($)(1)	Bonus(2)	Awards(3)	($)(4)	($)(7)	Compensation ($)
Henry R. Lambert	2015	$350,000	—	—	$189,000	$45,000	$584,000
Chief Executive Officer	2014	$301,539	$105,000	—	$700,000	—	$1,106,539
Peter C. Wulff (5)	2015	$325,000	—		—	$—	$325,000
Chief Financial Officer	2014	$300,000	$97,500	—	$1,400,000	$—	$1,811,155
Chief Operating Officer
Dave J. Pfanzelter (6)	2015	$150,000	—	—	—	$—	$150,000
Chairman of the Board	2014	$198,000	—	$24,500	$3,920,000	$—	$4,037,635

(1)	Amounts reflect salary earned during the respective fiscal years.
(2)

Annual bonuses for the year ended July 31, 2014, were awarded by the Compensation Committee after the completion of the fiscal year taking into account the Company’s performance against corporate goals. The bonuses awarded to Mr. Lambert and Mr. Wulff were based on the terms of their respective employment agreements, which provides for a target award of up to 50% of their base salary. During the year ended July 31, 2014, the Compensation Committee awarded Mr. Lambert and Mr. Wulff bonuses based on 60% of their targeted bonus potential.

(3)

Amounts for the year ended July 31, 2014 reflect the grant date fair value for financial statement reporting purposes with respect to stock options granted during the fiscal year, calculated in accordance with authoritative guidance.

(4)

Reflect the grant date fair value for financial statement reporting purposes with respect to stock awards granted during the respective fiscal years, calculated in accordance with authoritative guidance.

(5)

Mr. Wulff resigned as our Chief Financial Officer and Chief Operating Officer on July 31, 2015. He previously served as our Chief Financial Officer from August 13, 2013 until July 2015 and from November 2012 until May 2013.

(6)	Due to his service as Chairman of the Board, the Company considers Mr. Pfanzelter an executive officer.
(7)

Represents amounts reimbursed to Mr. Lambert for housing expenses in San Diego, where the Company is headquartered.  Mr. Lambert maintains a permanent residence in Lake Forest, Illinois and he rents a corporate apartment in San Diego. The Company reimburses Mr. Lambert on a monthly basis for the housing expense.

Narrative to Summary Compensation Table

The compensation program established for the Company’s executive officers consisted of the following elements:

Base Salary: The base salaries of our named executive officers depend on their job responsibilities, the market rate of compensation paid by companies in our industry for similar positions, our financial position, and the strength of our business. Base salaries provide a fixed means of compensation in order to attract and retain talent.   The base salary of Mr. Lambert is $350,000 per year.  The base salary for Mr. Wulff was $325,000 per year.  Additionally, Mr. Pfanzelter receives $150,000 per year for his service as Chairman of the Board.

Performance-Based Cash Awards: As part of the Company’s executive compensation program, our executive officers are eligible to receive performance-based cash awards. The annual performance-based cash awards are based on the executive officer’s individual performance and the Company’s actual performance compared to the corporate goals approved by the Board and the Compensation Committee. Following the end of each fiscal year, the Board and the Compensation Committee is responsible for determining the bonus amount payable to an executive officer based on that executive officer’s individual performance during the fiscal year and its determination of the Company’s actual performance compared to the corporate goals established for that fiscal year. Pursuant to the terms of Messrs. Lambert’s and Wulff’s respective employment agreements, the bonus potential was equal to 50% of their respective base salaries.  Due to the Company’s limited financial resources and performance, our named executive officers did not receive any bonuses for the year ended July 31, 2015.

Long-Term Equity Awards:  Equity ownership by our executive officers and key employees encourages them to create long-term value and aligns their interests with those of our stockholders. As a result, our executive compensation program provides for the issuance of stock options and RSUs.

Outstanding Equity Awards at Year-End

The following table provides a summary of all equity awards held by our named executive officers that were outstanding as of July 31, 2015.

	Option Awards				Stock Awards
	Number of	Number of
	Securities	Securities				Market Value of
	Underlying	Underlying	Option		Number of shares	shares or Units
	Unexercised	Unexercised	Exercise	Option	or Units of stock	of stock that
	Options (#)	Options (#)	Price	Expiration	that have not	have not vested
Name	Exercisable	Unexercisable	($)	Date	vested(#)	($)(1)
Henry R. Lambert	—	—	—	—	300,000	$189,000	(2)
	—	—	—	—	200,000	$126,000	(3)
Peter C. Wulff	—	—	—	—	—	$—	(4)
Dave J. Pfanzelter	40,000	—	$0.73	2/6/2023	1,400,000	$882,000	(5)

(1)	The market value was determined by multiplying the number of shares underlying the awards by the closing price for our common stock on July 31, 2015, which was $0.63.
(2)	Mr. Lambert was granted an award consisting of 300,000 RSUs on July 31, 2015. 50% of the RSUs will vest on July 31, 2016 and 50% of the RSUs will vest on July 31, 2017.
(3)

Mr. Lambert was granted 500,000 RSUs on October 23, 2013. 60% of the RSUs vested on September 10, 2014 and the vesting of the remaining 40% depends on the achievement of certain quarterly sales goals over a two year period (the “Performance-Based RSUs”), as well as Mr. Lambert’s continued service with the Company.  In the event of (i) a change in control of the Company, (ii) Mr. Lambert’s termination without cause or resignation for good reason or (iii) Mr. Lambert’s death or complete disability, in any event prior to October 31, 2015, 100% of the Performance-Based RSUs will vest.

(4)

Mr. Wulff was granted 1,000,000 RSUs on October 23, 2013.  25% of the RSUs vested on each of March 15, 2014 and March 15, 2015, and the remaining 50% were scheduled to vest on March 15, 2016, subject to Mr. Wulff’s continued service with the Company through such date; however, Mr. Wulff resigned from his position with the Company on July 31, 2015 and, as a result, 500,000 of the RSUs were forfeited as of July 31, 2015.

(5)

Mr. Pfanzelter was granted 2,800,000 RSUs on October 23, 2013. 25% of the RSUs vested on each of February 15, 2014 and February 15, 2015, and the remaining 50% will vest on February 15, 2016, subject to Mr. Pfanzelter’s continued service with the Company through such date.  In the event of (i) a change in control of the Company, (ii) Mr. Pfanzelter’s termination without cause or resignation for good reason or (iii) Mr. Pfanzelter’s death or complete disability, 100% of the RSUs will vest. In addition, Mr. Pfanzelter has the right to acquire 40,000 fully vested stock options that expire February 6, 2023.

During the year ended July 31, 2015, 250,000 of Mr. Wulff’s and 300,000 of Mr. Lambert’s RSUs vested. The value realized on vesting was $158,000 and $294,000, respectively. In addition, during the year ended July 31, 2015, 700,000 of Mr. Pfanzelter’s restricted stock units vested. The value realized on vesting was $448,000. No other option or stock awards vested for our named executive officers.

Employment Agreements; Potential Payments Upon Termination or a Change in Control for Current Executive Officers

Agreements with our Chief Executive Officer and our former Chief Financial Officer and Chief Operating Officer

On (i) August 13, 2013, we appointed Peter C. Wulff as our Chief Financial Officer, Chief Operating Officer, and Corporate Secretary and (ii) September 10, 2013, we appointed Henry R. Lambert to serve as Chief Executive Officer and a member of the Board.

As described elsewhere in this report, on July 31, 2015, Mr. Wulff resigned from his positions as the Company’s Chief Financial Officer, Chief Operating Officer and Corporate Secretary and his employment agreement terminated by its terms.  Mr. Wulff also resigned as the Company’s Principal Financial Officer and Principal Accounting Officer.  Mr.

Wulff did not resign for “good reason” and his resignation did not result from any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

The following describes Mr. Lambert’s employment agreement.  Mr. Wulff’s employment agreement was substantially similar to Mr. Lambert’s prior to his termination of employment.

The terms of Mr. Lambert’s employment agreement provides that such agreement continues until termination by either the Company or Mr. Lambert. During the term of Mr. Lambert’s employment agreement, he is entitled to an annual base salary, which may be increased, but not decreased, by the Board or the Compensation Committee in their discretion. The annual base salary of Mr. Lambert is $350,000.

The employment agreement provides that, during the term of the agreement, Mr. Lambert is eligible for equity compensation grants to be awarded at the discretion of the Compensation Committee and the Board, and also provided for annual bonus targets equal to, as applicable, 50% of Mr. Lambert’s current annual base salary, to be awarded at the sole discretion of the Compensation Committee and the Board. Additionally, pursuant to the terms of Mr. Lambert’s employment agreement, we granted Mr. Lambert 500,000 RSUs.

The employment agreement provides for certain compensation to be paid to Mr. Lambert if his employment is terminated by the Company without Cause or terminated by the executive for Good Reason. In summary, “Cause” is the commission by the executive of an act of fraud or another felony, or gross misconduct resulting in a material adverse effect on the Company; refusal by the executive to perform his or her duties under the agreement or to otherwise breach the agreement, or a violation of confidentiality, non-competition and/or non-solicitation provisions to which the Company is bound. “Good Reason” is a material reduction of the executive’s base salary or target bonus percentage; a material reduction by the Company of the executive’s authority, duties or responsibilities; a relocation of the Company’s offices that requires an increase in the executive’s one-way driving distance of more than fifty miles; or a material breach of the agreement by the Company.

Upon such event and subject to Mr. Lambert’s execution of a release of claims in favor of the Company, Mr. Lambert would be entitled to receive his base salary then in effect and group health and dental benefits in accordance with COBRA for a period of 6 months from the date of his termination. Additionally, Mr. Lambert’s agreement provides that all outstanding vested stock options held by him at the date of such termination would continue to be exercisable for a period of up to 90 days following such termination, but in no event beyond the maximum permitted expiration date.

The employment agreement with Mr. Lambert also provides for additional compensation if the termination of his employment is without Cause or his resignation is for Good Reason within twelve months following a Change in Control. A “Change in Control” is the closing of the sale, transfer or other disposition of all or substantially all of the Company’s assets or the exclusive license of substantially all of the intellectual property of the Company; the consummation of a merger or consolidation of the Company with or into another entity; any person (subject to certain exemptions) becomes the beneficial owner of securities of the Company representing 35% or more of the total combined voting power of the Company; or if individuals who, as of 60 days after the effective date of the agreement are members of the Board, or are nominees of such Board members, cease to constitute at least a majority of the members of the Board.

Upon such event, Mr. Lambert would be entitled to additional severance pay in excess of the amounts described above, in a single lump sum payment equal to 100% of his then current annual base salary. In addition, in such event, the vesting of all outstanding equity based awards then held by Mr. Lambert would automatically accelerate and all equity based awards would continue to be exercisable for 12 months, but in no event beyond the maximum permitted expiration date.

The employment agreements with Mr. Lambert also provides that the Company could, in certain circumstances and in order to avoid incurring fines or penalties under applicable law (including recently enacted federal healthcare legislation), elect to pay cash payments equivalent to the value of the monthly premiums the Company would otherwise pay to provide for the continuation of health and dental insurance for such executives and their eligible dependents following each such executive’s termination without Cause or resignation for Good Reason.

The foregoing descriptions of the employment agreements do not purport to be complete and are qualified in their entirety by the terms and conditions of such employment agreements filed as Exhibits 10.33 and 10.34 to the Annual Report on Form 10-K for the year ended July 31, 2013 filed with the SEC on October 24, 2013.

The RSUs granted to Messrs. Lambert and Wulff on October 23, 2013 are also eligible (or in the case of Mr. Wulff, were eligible, prior to his termination of employment with us) for vesting acceleration upon the occurrence of any of the following: (i) a Change in Control; (ii) the executive’s termination without Cause or resignation for Good Reason; or (iii) the executive’s death or complete disability.  For Mr. Lambert, 200,000 RSUs that are subject to performance-based vesting, as further described above in the Outstanding Equity Awards at Year-End table, would fully accelerate upon the occurrence of such an event prior to October 31, 2015.  Prior to his termination of employment, 100% of the unvested RSUs granted to Mr. Wulff on October 23, 2013 would have vested upon the occurrence of any one of those events.

Agreements with our Chairman

On August 13, 2013, we appointed Dave J. Pfanzelter to serve as Chairman of the Board. On October 23, 2013, we entered into a Chairman Agreement with Mr. Pfanzelter (the “Chairman Agreement”). The Chairman Agreement provides that Mr. Pfanzelter is to serve as Chairman of the Board, effective as of August 13, 2013, until his earlier resignation or removal.  Pursuant to the Chairman Agreement, Mr. Pfanzelter is entitled to receive $12,500 per month for his services as Chairman of the Board, payable on a quarterly basis (collectively “Chairman Compensation”). Mr. Pfanzelter is also eligible to receive annual and periodic bonuses in the discretion of the Board. Additionally, pursuant to the terms of the Chairman Agreement, we granted Mr. Pfanzelter 2,800,000 RSUs. Due to his service as Chairman, we consider Mr. Pfanzelter an executive officer of the Company.

The Chairman Agreement provides for certain compensation to be paid to Mr. Pfanzelter if he is removed by the Board without Cause or Mr. Pfanzelter resigns for Good Reason. In summary, “Cause” is the commission by Mr. Pfanzelter of an act of fraud or another felony, or gross misconduct resulting in a material adverse effect on the Company; refusal by Mr. Pfanzelter to perform his duties under the Chairman Agreement or to otherwise breach the Chairman Agreement, or a material breach by Mr. Pfanzelter of Company policy or the Chairman Agreement or other agreements between the Company and Mr. Pfanzelter. “Good Reason” is a material reduction of Mr. Pfanzelter’s compensation; a material reduction by the Board of Mr. Pfanzelter’s authority, duties or responsibilities; or a material breach of the Chairman Agreement by the Company.

Upon such event and subject to Mr. Pfanzelter’s execution of a release of claims in favor of the Company, Mr. Pfanzelter would be entitled to receive his Chairman Compensation (as then in effect) for a period of 12 months following such date of removal or resignation. The Chairman Agreement additionally provides that all outstanding vested stock options held by Mr. Pfanzelter at the date of such termination would continue to be exercisable for a period of up to 90 days following such termination, but in no event beyond the maximum permitted expiration date.

The Chairman Agreement with Mr. Pfanzelter also provides for additional compensation if Mr. Pfanzelter’s termination as our Chairman is without Cause or his resignation with Good Reasons is within twelve months following a Change in Control. A “Change in Control” is the closing of the sale, transfer or other disposition of all or substantially all of the Company’s assets or the exclusive license of substantially all of the intellectual property of the Company; the consummation of a merger or consolidation of the Company with or into another entity; any person (subject to certain exemptions) becomes the beneficial owner of securities of the Company representing 35% or more of the total combined voting power of the Company; or if individuals who, as of 60 days after the effective date of the agreement are members of the Board, or are nominees of such Board members, cease to constitute at least a majority of the members of the Board. Upon such event, Mr. Pfanzelter would be entitled to additional separation pay in excess of the amount described above in a single lump sum payment equal to 200% of Mr. Pfanzelter’s then current Chairman Compensation. Additionally, 100% of Mr. Pfanzelter’s restricted stock units described above would vest.

The foregoing description of the Chairman Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of such Chairman Agreement filed as Exhibit 10.35 to the Annual Report on Form 10-K for the year ended July 31, 2013 filed with the SEC on October 24, 2013.

The RSUs granted to Mr. Pfanzelter on October 23, 2013 are also eligible for 100% vesting acceleration upon the occurrence of any of the following: (i) a Change in Control; (ii) Mr. Pfanzelter’s termination without Cause or resignation for Good Reason; or (iii) Mr. Pfanzelter’s death or complete disability.

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

Compensation of Directors

Each non-employee director of the Company will receive cash fees from the Company for their services as members of the Board and any committee of the Board as follows:

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

New non-employee directors will receive an initial grant of 200,000 restricted stock units. Currently, all non-employee director grants of restricted stock units generally vest fifty percent (50%) on the date of the next annual meeting and fifty percent (50%) on the date of the following year’s annual meeting.

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

The following table sets forth compensation earned in the fiscal year ended July 31, 2015 by each of our directors who are not named executive officers.

	Fees Earned or	Stock	Option	All Other
	Paid in Cash	Awards	Awards	Compensation	Total Compensation
Name	($)	($)(1)(2)	($)	($)	($)
Gary D. Cohee	$70,000	—	—	—	$70,000
David Theno, Jr., PhD	$65,000	—	—	—	$65,000
William Otis	$64,000	—	—	—	$64,000
Tom Y. Lee	$48,693	$220,000	—	—	$268,693

(1)	Reflects the grant date fair value for financial statement reporting purposes with respect to RSUs granted during the fiscal year, calculated in accordance with authoritative guidance.

(2)

In connection with his appointment to the Board, Mr. Lee was granted 200,000 RSUs on October 24, 2014. Fifty percent 50% of the RSUs vest on the earlier of (i) the date of the Company’s Annual Meeting of Stockholders in 2016 or (ii) January 15, 2016 and the remaining 50% of the RSUs vest on the earlier of the date of the annual meeting in 2017 or (ii) January 15, 2017.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table provides information regarding the beneficial ownership of our common stock as of October 28, 2015, or the Evaluation Date, by: (i) each of our current directors, (ii) each of our named executive officers as set forth in Item 11 of this Annual Report, (iii) all such directors and executive officers as a group and (iv) our five percent or greater stockholders. The table is based upon information supplied by our officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Applicable percentages are based on 55,192,630 shares outstanding as of the Evaluation Date, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options or warrants or settlement of restricted stock units that are either immediately exercisable or exercisable within 60 days of the Evaluation Date. These shares are deemed to be outstanding and beneficially owned by the person holding those securities for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

	Number of		Percent
	Shares		of
	Beneficially		Common
Name (1)	Owned		Stock
David J. Pfanzelter	1,496,000	(2)	2.71%
Henry R. Lambert	342,857	(3)	*
Peter C. Wulff	750,000	(4)	1.36%
Gary D. Cohee	515,643	(5)	*
David Theno, Jr., PhD	147,600	(6)	*
William Otis	131,732	(7)	*
Tom Y. Lee	3,333,813	(8)	5.97%
Mark S. Elliott	100,092	(9)	*
All of our named executive officers and directors as a group (8 persons)	6,817,737	(10)	12.28%
Franchise Brands	36,133,331	(11)	49.73%

*Indicates less than one percent of the outstanding shares of the Company’s common stock.

(1)	Unless, noted below, the address for each person listed in the table is c/o PURE Bioscience, Inc., 1725 Gillespie Way, El Cajon, California 92020.
(2)

Consists of (a) 40,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, (b) 1,440,000 shares of common stock and (c) warrants to purchase 16,000 shares of common stock which are held directly by Mr. Pfanzelter.

(3)	Consists of 342,857 shares of common stock held directly by Mr. Lambert.
(4)	Consists of 750,000 shares of common stock held directly by Mr. Wulff.
(5)	Consists of 515,643 shares of common stock held directly by Mr. Cohee.
(6)	Consists of 134,000 shares of common stock and warrants to purchase 13,600 shares of common stock which is currently exercisable, held directly by Dr. Theno.
(7)	Consists of 122,666 shares of common stock and warrants to purchase 9,066 shares of common stock which are currently exercisable, held directly by Mr. Otis.

(8)

Consists of 1,666,385 shares of common stock and warrants to purchase 619,999 shares of common stock which are currently exercisable, held directly by Mr. Lee and 1,047,429 shares of common stock which are held by Mr. Lee and his spouse.

(9)	Consists of 88,542 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 11,550 shares of common stock held directly by Mr. Elliott.
(10)

Consists of (a) 128,542 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, (b) warrants to purchase 658,665 shares of common stock which are currently exercisable and (c) 6,030,530 shares of common stock, held by all directors and executive officers as a group.

(11)

Consists of 18,666,666 shares of common stock and warrants to purchase 17,466,665 shares of common stock which are currently exercisable, held directly by Franchise Brands. The address for Franchise Brands is 325 Sub Way, Milford, CT 06461.

Equity Compensation Plan Information

The 2007 PURE Bioscience Equity Incentive Plan, or the Plan, is our only active equity incentive plan pursuant to which options to acquire common stock or restricted stock awards have been granted and are currently outstanding. Approved by our stockholders in April 2007, the Plan has a share reserve of 625,000 shares of common stock with 136,596 shares of common stock remaining for future issuance. The Plan provides for the grant of incentive and non-qualified stock options, as well as stock appreciation rights, common stock awards, restricted stock units, performance units and shares, and other stock-based awards. Eligible participants include employees, directors, officers and advisors, although incentive stock options generally may be granted only to employees.

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

The following table sets forth, as of July 31, 2015, information with respect to our equity compensation plans, and with respect to certain other options and warrants.

Number of
securities
	Number of		remaining
	securities to	Weighted	available for
	be issued	average	future issuance
	upon	exercise	under equity
	exercise of	price of	compensation
	outstanding	outstanding	plans (excluding
	options,	options,	securities
	warrants	warrants	reflected in
	and rights	and rights	column (a))
Plan Category	(a)(1)	(b)	(c)
Equity compensation plans approved by stockholders	434,218	$4.07	136,596
Equity compensation plans not approved by stockholders	—	—	—
Total	434,218	$4.07	136,596

(1)	Includes options only.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Except as described below and other than Board or employment relationships and compensation resulting from those employment relationships, no director, executive officer, 5% stockholder or immediate family member of any of the foregoing, was a party to any transaction or series of transactions since August 1, 2013 (the beginning of the year ended July 31, 2014), or is to be a party to any currently proposed transaction or series of proposed transactions, in which (i) we were or are to be a participant, (ii) the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at fiscal year-end for the fiscal years ended July 31, 2015 and 2014, which is $24,700, and (iii) any director, executive officer, or immediate family member of any of the foregoing had or will have a direct or indirect material interest.

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

Our current Accounts Receivable and Accounts Payable Manager, Ashley Gumienny, is the daughter of Michael L. Krall, our former President, Chief Executive Officer, Interim Chief Financial Officer, and Chairman of the Board. Pursuant to the terms of Ms. Gumienny’s employment arrangement with us, which has been in effect during the period commencing at the beginning of our fiscal year ended July 31, 2011 and continuing through the date of this annual report, Ms. Gumienny (1) receives an annual salary of $49,500, (2) receives certain benefits that are also provided to our other similarly situated employees, which benefits have an approximate annual value of $6,200 for Ms. Gumienny, and (3) is eligible to receive cash bonuses and equity grants at the discretion of management. Ms. Gumienny received a cash bonus of $1,000 and received 25,000 RSUs valued at $13,500 during the fiscal year ended July 31, 2015.

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

Arrangements Related to Board and Management Changes

Pillar Marketing Group, Inc.: On August 13, 2013 we entered into a services agreement (the “Pillar Services Agreement”) with Pillar Marketing Group, Inc. (“Pillar”), as amended on October 2, 2014. The Pillar Services Agreement provides, among other things, that Pillar shall serve as our exclusive provider of general advisory services regarding corporate finance, capital raising activities, merger and acquisition transactions, and other related endeavors. Pillar is to be paid the sum of $25,000 per month plus, upon consummation of any transaction involving the acquisition, merger, or combination, or similar transaction of or with another company, we are to issue Pillar that number of our shares of our common stock which equals three percent (3%) of our issued and outstanding shares determined on a fully diluted basis post-transaction. Additionally, pursuant to the Pillar Services Agreement and for corporate reorganization services previously provided by Pillar, we issued 550,000 shares of common stock, (300,000 shares for certain corporate reorganization services previously provided and 250,000 for general advisory services pursuant to the services agreement) with a value of $385,000, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act. We also paid Pillar the amount of $150,000 for corporate reorganization services previously provided. The reorganization services were for general corporate restructuring advice in connection with the corporate restructuring effected in August 2013. The Pillar Services Agreement provides for a term of 24 months, which renews automatically for additional 24 month terms unless either party provides prior written notice of termination. Immediately upon the renewal we are to issue to Pillar an additional two hundred fifty thousand (250,000) shares of our common stock.

Wulff Services, Inc.: On August 13, 2013 we issued 250,000 shares of common stock, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act, with a value of $175,000, for corporate finance and restructuring activities to Wulff Services Inc. (“Wulff Services”). Wulff Services is primarily owned by our former Chief Financial Officer and Chief Operation Officer, Peter C. Wulff.

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

Transactions with our Director Tom Y. Lee

Mr. Lee has received certain benefits in accordance with the Company’s non-employee director compensation program. Additionally, since August 1, 2013, Mr. Lee and the Company have entered into the following equity investment transactions:

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

Board Composition

We are not currently listed on any national securities exchange or in an inter-dealer quotation system that has established a standard for independence. However, in evaluating the independence of our members and the composition of the committees of our Board of Directors, our Board utilizes the definition of “independence” as that term is defined by applicable listing standards of the NYSE MKT. As of the date of this annual report, our Board consists of six members, three of whom are considered independent as that term is defined by applicable listing standards of the NYSE MKT. Our independent directors include: Messrs. Otis, Lee and Dr. Theno.

Our directors are appointed annually, and hold office until their successors have been elected and qualified or until their earlier death, resignation, disqualification, or removal.

Item 14.  Principal Accounting Fees and Services

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Mayer Hoffman McCann P.C. for the years ended July 31, 2015 and 2014. Mayer Hoffman McCann P.C. leases substantially all of its personnel, who work under the control of Mayer Hoffman McCann P.C. shareholders, from wholly-owned subsidiaries of CBIZ, Inc., including CBIZ MHM, LLC, in an alternative practice structure. All fees described below were approved by the Board or the Audit Committee:

	For the years ended July 31,
	2015	2014
Audit Fees (1)	$138,000	$124,000
Tax Fees (2)	$9,700	9,300
Total Fees	$147,700	$133,300

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

4.8	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC August 27, 2014)

4.9	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the SEC on June 29, 2012)

4.10	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on July 6, 2012)

4.11	Form of Five-Year Warrant

4.12	Form of Six-Month Warrant

10.1	PURE Bioscience 2007 Equity Incentive Plan (incorporated by reference from Exhibit 10.15.8 to the Annual Report on Form 10-K, filed with the SEC on October 14, 2008)

10.2 #	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.3

Letter Agreement, dated as of January 25, 2013, between PURE Bioscience, Inc., and Morrison & Foerster LLP (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 31, 2013)

10.4	Promissory Note, dated as of January 25, 2013, in favor of Morrison & Foerster LLP (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 31, 2013)

10.5

Securities Purchase Agreement, dated as of April 16, 2013, between PURE Bioscience, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on April 23, 2013)

10.6

Services Agreement dated as of August 13, 2013, between PURE Bioscience, Inc. and Pillar Marketing Group, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on August 20, 2013)

10.7 #

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

10.9 #

Purchase, Severance, and Release Agreement dated as of August 13, 2013 between PURE Bioscience, Inc. and Donna Singer (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the SEC on August 20, 2013)

10.10

Voting Support Agreement and Irrevocable Proxy dated as of August 13, 2013 between PURE Bioscience, Inc. and Donna Singer (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed with the SEC on August 20, 2013)

10.11 #

Settlement and Release Agreement dated as of August 13, 2013 between PURE Bioscience, Inc. and Dennis Brovarone (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K filed with the SEC on August 20, 2013)

10.12

Subscription Agreement dated as of October 14, 2013 between PURE Bioscience, Inc. and purchaser identified on Exhibit A attached thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on October 15, 2013)

10.13 #

Director Agreement dated as of September 17, 2013 between PURE Bioscience, Inc. and Gary D. Cohee (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.14 #

Employment Agreement dated as of October 23, 2013 between PURE Bioscience, Inc. and Henry R. Lambert (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.15 #

Employment Agreement dated as of October 23, 2013 between PURE Bioscience, Inc. and Peter C. Wulff (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.16 #

Chairman Agreement dated as of October 23, 2013 between PURE Bioscience, Inc. and Dave J. Pfanzelter (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.17 #	Form of RSU Agreement between PURE Bioscience, Inc. and Non-employee directors (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.18#

RSU Agreement dated as of October 23, 2013 between PURE Bioscience, Inc. and Henry R. Lambert (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.19 #

RSU Agreement dated as of October 23, 2013 between PURE Bioscience, Inc. and Peter C. Wulff (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.20 #

RSU Agreement dated as of October 23, 2013 between PURE Bioscience, Inc. and Dave J. Pfanzelter (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.21	Form of Subscription Agreement, dated November 18, 2013 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on November 18, 2013

10.22	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.23

Payoff Agreement, dated as of December 18, 2013, by and between PURE Bioscience, Inc. and Morrison & Foerster LLP (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed with the SEC on March 13, 2014)

10.24

Strategic Collaboration Agreement, dated December 11, 2013, by and between PURE Bioscience, Inc. and Intercon Chemical Company (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed with the SEC on March 13, 2014)

10.25	Form of Subscription Agreement, (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on April 29, 2014)

10.26

Amendment to Director Agreement dated as of April 24, 2014, between PURE Bioscience, Inc. and Gary D. Cohee (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014)

10.27	Securities Purchase Agreement, dated August 22, 2014 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on August 27, 2014)

10.28	Registration Rights Agreement, dated August 22, 2014 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on August 27, 2014)

10.29

Amendment to Services Agreement, dated October 2, 2014, between PURE Bioscience, Inc. and Pillar Marketing Group, Inc. (incorporated by reference to Exhibit 10.48 of the Registration Statement on Form S-1 filed with the SEC on October 10, 2014)

10.30	Securities Purchase Agreement, dated October 8, 2015, by and between the Company and the purchaser party thereto.

10.31	Registration Rights Agreement, dated October 8, 2015, by and between the Company and the purchaser party thereto.

10.32#	Form of RSU Agreement between PURE Bioscience, Inc. and executive officers.

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K, filed with the SEC on October 13, 2009)

23.1 *	Consent of Mayer Hoffman McCann P.C.

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *

The following materials from the Company’s Annual Report on Form 10-K for the annual period ended July 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as at July 31, 2015 and 2014; (ii) Consolidated Statements of Operations for the years ended July 31, 2015 and 2014; (iii) Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the years ended July 31, 2015 and 2014; and (v) Notes to Consolidated Financial Statements.

*Filed herewith

#Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE BIOSCIENCE, INC.	DATE

/s/ HENRY R. LAMBERT	October 28, 2015
Henry R. Lambert
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ HENRY R. LAMBERT	Chief Executive Officer, Director	October 28, 2015
Henry R. Lambert	Principal Executive Officer

/s/ MARK S. ELLIOTT	Vice President, Finance	October 28, 2015
Mark S. Elliott	Principal Financial and Accounting
Officer

/s/ DAVE J. PFANZELTER	Chairman of the Board	October 28, 2015
Dave J. Pfanzelter

/s/ GARY D. COHEE	Director	October 28, 2015
Gary D. Cohee

/s/ DR. DAVID THENO, JR.	Director	October 28, 2015
Dr. David Theno, Jr.

/s/ WILLIAM OTIS	Director	October 28, 2015
William Otis

/s/ TOM Y. LEE	Director	October 28, 2015
Tom Y. Lee

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PURE Bioscience, Inc.

We have audited the accompanying consolidated balance sheets of PURE Bioscience, Inc. (“the Company”) as of July 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PURE Bioscience, Inc. as of July 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

October 28, 2015

PURE Bioscience, Inc.

Consolidated Balance Sheets

	July 31,	July 31,
	2015	2014

Assets
Current assets
Cash and cash equivalents	$1,321,000	$86,000
Accounts receivable	189,000	47,000
Inventories, net	207,000	249,000
Restricted cash	75,000	—
Prepaid expenses	187,000	96,000
Total current assets	1,979,000	478,000
Property, plant and equipment, net	90,000	36,000
Patents, net	1,192,000	1,345,000
Total assets	$3,261,000	$1,859,000
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$560,000	$1,096,000
Restructuring liability	59,000	323,000
Accrued liabilities	246,000	401,000
Derivative liability	4,000	9,000
Total current liabilities	869,000	1,829,000
Deferred rent	9,000	13,000
Total liabilities	878,000	1,842,000
Commitments and contingencies (See Note 7)
Stockholders’ equity
Preferred stock, $0.01 par value:
5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value:
100,000,000 shares authorized,
41,859,297 shares issued and outstanding at July 31, 2015, and
29,394,940 shares issued and outstanding at July 31, 2014	420,000	295,000
Additional paid-in capital	90,811,000	80,943,000
Accumulated deficit	(88,848,000)	(81,221,000)
Total stockholders’ equity	2,383,000	17,000
Total liabilities and stockholders’ equity	$3,261,000	$1,859,000

See accompanying notes.

PURE Bioscience, Inc.

Consolidated Statements of Operations

	Year ended
	July 31,
	2015	2014
Net product sales	$729,000	$550,000
Operating costs and expenses
Cost of goods sold	285,000	344,000
Selling, general and administrative	4,912,000	5,056,000
Research and development	790,000	1,032,000
Share-based compensation	2,382,000	2,958,000
Other share-based expenses	—	308,000
Restructuring costs	—	2,754,000
Total operating costs and expenses	8,369,000	12,452,000
Loss from operations	(7,640,000)	(11,902,000)
Other income (expense)
Change in derivative liability	5,000	(55,000)
Interest expense, net	(8,000)	(10,000)
Gain on extinguishment of debt	—	727,000
Other income (expense), net	16,000	190,000
Total other income (expense)	13,000	852,000
Net loss	$(7,627,000)	$(11,050,000)
Basic and diluted net loss per share	$(0.19)	$(0.43)
Shares used in computing basic and diluted net loss per share	39,748,935	25,609,548

See accompanying notes.

PURE Bioscience, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

			Additional		Total
	Common Stock		Paid‑In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance July 31, 2013	12,569,503	$126,000	$69,054,000	$(70,171,000)	$(991,000)
Issuance of common stock in private placements, net	12,082,194	123,000	6,494,000	—	6,617,000
Shares issued in connection with financings	415,643	4,000	(4,000)	—	—
Share-based compensation expense - stock options	—	—	80,000	—	80,000
Share-based compensation expense - restricted stock units	—	—	2,878,000	—	2,878,000
Shares issued in connection with severance agreements	1,165,000	11,000	814,000	—	825,000
Stock issued to investors to amend subscription agreements	218,938	2,000	283,000	—	285,000
Stock issued for services	20,000	—	25,000	—	25,000
Issuance of common stock for consulting agreements	1,100,000	11,000	759,000	—	770,000
Issuance of common stock for the cashless exercise of warrants	100,662	1,000	(1,000)	—	—
Settlement of warrant liability	—	—	97,000	—	97,000
Issuance of common stock upon vesting of restricted stock units	1,205,000	12,000	(12,000)	—	—
Issuance of penalty warrants	—	—	23,000	—	23,000
Warrants issued for services provided	—	—	121,000	—	121,000
Issuance of common stock upon exercise of warrants	518,000	5,000	332,000	—	337,000
Net loss	—	—	—	(11,050,000)	(11,050,000)
Balance July 31, 2014	29,394,940	$295,000	$80,943,000	$(81,221,000)	$17,000
Issuance of common stock in private placements, net	10,086,025	101,000	7,300,000	—	7,401,000
Share-based compensation expense - stock options	—	—	63,000	—	63,000
Share-based compensation expense - restricted stock units	—	—	2,319,000	—	2,319,000
Stock issued for services	250,000	3,000	203,000	—	206,000
Issuance of common stock upon vesting of restricted stock units	1,715,000	17,000	(17,000)	—	—
Issuance of common stock upon exercise of warrants	413,332	4,000	—	—	4,000
Net loss	—	—	—	(7,627,000)	(7,627,000)
Balance July 31, 2015	41,859,297	$420,000	$90,811,000	$(88,848,000)	$2,383,000

See accompanying notes.

PURE Bioscience, Inc.

Consolidated Statements of Cash Flows

	Year ended
	July 31,
	2015	2014
Operating activities
Net loss	$(7,627,000)	$(11,050,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,382,000	2,958,000
Amortization of stock issued for services	115,000	679,000
Stock issued under severance agreements	—	825,000
Stock issued to investors to amend subscription agreements	—	285,000
Settlement of vendor payables	—	182,000
Fair value of penalty warrants issued	—	23,000
Gain on extinguishment of debt	—	(727,000)
Gain on fixed asset sale	—	(7,000)
Stock issued for services	—	25,000
Warrants issued for services	—	121,000
Depreciation and amortization	206,000	248,000
Change in fair value of derivative liability	(5,000)	55,000
Inventory reserve	—	128,000
Changes in operating assets and liabilities:
Accounts receivable	(142,000)	(29,000)
Inventories	42,000	(12,000)
Restricted cash	(75,000)	—
Prepaid expenses	—	66,000
Accounts payable and accrued liabilities	(955,000)	(96,000)
Deferred rent	(4,000)	—
Net cash used in operating activities	(6,063,000)	(6,326,000)
Investing activities
Investment in patents	(26,000)	(91,000)
Proceeds from sale of fixed assets	—	66,000
Purchases of property, plant and equipment	(81,000)	(21,000)
Net cash used in investing activities	(107,000)	(46,000)
Financing activities
Net proceeds from the sale of common stock	7,401,000	6,617,000
Net proceeds from the exercise of warrants	4,000	337,000
Payment on note payable	—	(528,000)
Net cash provided by financing activities	7,405,000	6,426,000
Net increase in cash and cash equivalents	1,235,000	54,000
Cash and cash equivalents at beginning of year	86,000	32,000
Cash and cash equivalents at end of year	$1,321,000	$86,000
Supplemental disclosure of cash flow information
Cash paid for taxes	$1,600	$4,000
Supplemental disclosure of non-cash investing and financing activities
Common stock issued for prepaid services	$206,000	$175,000
Common stock issued in connection with financing	$—	$376,000
Settlement of warrant liability	$—	$97,000
Issuance of common stock for the cashless exercise of warrants	$—	$1,000

See accompanying notes.

PURE Bioscience, Inc.

Notes to Consolidated Financial Statements

1. Organization and Business

All references to “PURE,” “we”, “our,” and “us” refer to PURE Bioscience, Inc. and our wholly owned subsidiary.

PURE Bioscience, Inc. is focused on developing and commercializing our proprietary antimicrobial products that provide solutions to the health and environmental challenges of pathogen and hygienic control. Our technology platform is based on patented stabilized ionic silver, and our initial products contain silver dihydrogen citrate, or SDC. SDC is a broad-spectrum, non-toxic antimicrobial agent that is manufactured as a liquid delivered in various concentrations. We currently distribute and contract the manufacture and distribution of our SDC-based disinfecting and sanitizing products, which are registered by the Environmental Protection Agency, or EPA. We also contract manufacture and sell SDC-based formulations to manufacturers for use as a raw material ingredient in the production of personal care products. We believe our technology platform has potential application in a number of industries. We intend to focus our current resources on providing food safety solutions to the food industry.

We were incorporated in the state of California in August 1992 as Innovative Medical Services. In September 2003, we changed our name to PURE Bioscience. In March 2011, we reincorporated in the state of Delaware. We operate in one business segment.

Liquidity

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financings, and revenue from product sales and license agreements. We have a history of recurring losses, and as of July 31, 2015 we have incurred a cumulative net loss of $88,848,000.

As of July 31, 2015,  we had $1,321,000 in cash and cash equivalents, and $869,000 of current liabilities. As of July 31, 2015, we had no long term debt.

Subsequent to July 31, 2015, we received $6.0 million in connection with a private placement (See Note 13).

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

We believe our available cash on-hand and cash received from financings subsequent to our year ended July 31, 2015, our current efforts to market and sell our products, and our ability to significantly reduce expenses, will provide sufficient cash resources to satisfy our needs over the next 12 months. However, we do not yet have, and we may never have, significant cash inflows from product sales or from other sources of revenue to offset our ongoing and planned investments in, research and development projects, regulatory submissions, business development activities, and sales and marketing, among other investments. Some or all of our ongoing or planned investments may not be successful. In addition, irrespective of our cash resources, we may be contractually or legally obligated to make certain investments which cannot be postponed.

Recent Corporate Developments

Effective July 31, 2015, Peter C. Wulff resigned his position as Chief Financial Officer, Chief Operating Officer and Corporate Secretary.

Effective July 31, 2015, the Board appointed Mark Elliott as the Company's Vice President, Finance. Mr. Elliott will also serve as the Company's Principal Financial Officer and Principal Accounting Officer. Mr. Elliott previously served as the Company's Controller.

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

Restricted Cash

The Company is required to maintain $75,000 in a restricted certificate of deposit account in order to fully collateralize four revolving credit card accounts.

Fair Value of Financial Instruments

Certain of our financial instruments—including cash and cash equivalents, accounts receivable, inventories, prepaid expenses, accounts payable, accrued liabilities, and deferred rent are carried at cost, which is considered to be representative of their respective fair values because of the short-term nature of these instruments. Our derivative liabilities are carried at estimated fair value (See Notes 5 and 6).

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

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. Estimates of allowances for doubtful accounts are determined based on historical payment patterns and individual customer circumstances. The allowance for doubtful accounts was zero at July 31, 2015 and 2014.

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

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. No impairment expense was recorded during the years ended July 31, 2015 and 2014.

Revenue Recognition

We sell our products to distributors and end users. We record net sales when we sell products to our customers, rather than when our customers resell products to third parties. When we sell products to our customers, we reduce the balance of our inventory with a corresponding charge to cost of goods sold. We do not currently have any consignment sales.

Terms of our product sales are generally FOB shipping point. Net sales are recognized when delivery of the products has occurred (which is generally at the time of shipment), title has passed to the customer, the selling price is fixed or determinable, collectability is reasonably assured and we have no further obligations. Any amounts received prior to satisfying these revenue recognition criteria are recorded as deferred revenue. We record net sales net of discounts at the time of sale and report net sales net of such discounts.

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

Shipping and Handling Costs

Shipping and handling costs incurred by us for product shipments are included in cost of goods sold and were minimal for the years ended July 31, 2015 and 2014.

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

During the year ended July 31, 2014, we recorded other income of approximately $182,000 related to accounts payable vendor settlements, which is included in other income (expense).

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments. For the years ended July 31, 2015 and 2014, our comprehensive loss consisted only of net loss.

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

Net Loss Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Our diluted net loss per common share is the same as our basic net loss per common share because we incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an antidilutive effect. As of July 31, 2015 and 2014, the number of shares issuable upon the exercise of stock options, the vesting of restricted stock units, and the exercise of warrants, none of which are included in the computation of basic net loss per common share, was 8,679,374 and 6,136,355 respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP.  ASU No. 2014-09 will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which for the Company will be its 2019 fiscal year.  The standard permits the use of either retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory (Topic 330).” The new guidance requires most inventory to be measured at the lower of cost and net realizable value, thereby simplifying the previous guidance under which an entity must measure inventory at the lower of cost or market. Market is defined as replacement cost, net realizable value (“NRV”), or NRV less a normal profit margin. The ASU will not apply to inventory that is measured using either the last-in, first-out method or the retail inventory method. The standard will be effective prospectively for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect to early adopt this guidance and is currently assessing the provisions of the guidance and has not determined the impact of the adoption of this guidance on its consolidated financial statements.

3. Balance Sheet Details

Inventories consist of the following:

	July 31,	July 31,
	2015	2014
Raw materials	$96,000	$102,000
Finished goods	111,000	147,000
	$207,000	$249,000

During the fiscal year ended July 31, 2014, we established a reserve of $128,000 for slow moving finished goods inventory that was manufactured in prior years. The majority of the reserve related to components such as, plastic bottles, spray triggers, miscellaneous plastics, and numerous corrugated cardboard configurations. No reserve was established during the fiscal year ended July 31, 2015.

In addition, during the fiscal year ended July 31, 2014, we received $20,000 from the sale of inventory which was previously reserved during the fiscal year ended July 31, 2013. The $20,000 gain on sale of inventory sold during the prior fiscal year is reflected in the other income (expense) section of the consolidated statement of operations.

Property, plant, and equipment consist of the following:

	July 31,
	2015	2014
Computers and equipment	$590,000	$508,000
Furniture and fixtures	21,000	21,000
Leasehold improvements	-	622,000
	611,000	1,151,000
Less accumulated depreciation	(521,000)	(1,115,000)
	$90,000	$36,000

Depreciation expense was $27,000 and $71,000 for the years ended July 31, 2015 and 2014, respectively.

Patents consist of the following:

	July 31,
	2015	2014
Patents	$3,508,000	$3,482,000
Less accumulated amortization	(2,316,000)	(2,137,000)
	$1,192,000	$1,345,000

Patent amortization expense was $179,000 and $177,000 for the years ended July 31, 2015 and 2014, respectively. At July 31, 2015, the weighted average remaining amortization period for all patents was approximately seven years. The annual patent amortization expense for the next five years is estimated to be approximately $170,000 per year. There were no patent impairments during the fiscal year ended July 31, 2015 and 2014.

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

5. Convertible Note and Derivative Liability

On June 26, 2012 and July 10, 2012, we received an aggregate of $1,200,000 in cash consideration from nine lenders in exchange for our issuance to such lenders of secured convertible promissory notes, or the Notes, in an aggregate principal amount of $1,333,000 and certain other consideration (including shares of our common stock and warrants to acquire shares of our common stock). We refer to such transaction as the “Bridge Loan”. Pursuant to the terms of the Notes and the other agreements entered in connection with the Bridge Loan, all amounts owed thereunder became due and payable upon the closing of our underwritten public offering on September 17, 2012, and accordingly all such amounts were repaid during the three months ended October 31, 2012.

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

We recorded the fair value of the warrants issued in connection with the Bridge Loan as a warrant liability due to anti-dilution provisions requiring the strike price of the warrants to be adjusted if we subsequently issue common stock at a lower stock price. The Company revalues the warrants at the end of each reporting period. The fair value of the warrants at July 31, 2015 and July 31, 2014 was $4,000 and $9,000, respectively. The change in fair value of the warrant liability for the fiscal years ended July 31, 2015 and 2014 was a decrease of $5,000, and an increase of $55,000, respectively, which was recorded as a change in derivative liability in the consolidated statement of operations.

During the fiscal year ended July 31, 2014, there were net exercises on an aggregate of 122,711 of the warrants issued in connection with the Bridge Loan, which resulted in the issuance of 100,662 shares of our common stock. As these warrants were net exercised, as permitted under the respective warrant agreements, we did not receive any cash proceeds. The warrants were revalued as of the settlement dates, and the change in fair value was recognized to earnings. The Company also recognized a reduction in the warrant liability based on the fair value as of the settlement dates for the warrants exercised, with a corresponding increase in additional paid-in capital. As of July 31, 2015, there are 9,709 warrants outstanding that were issued in connection with the Bridge Loan. No warrants issued in connection with the Bridge Loan were exercised during the fiscal year ended July 31, 2015.

The estimated fair value of the derivative liability was computed using a Black-Scholes option pricing model based the following assumptions:

	July 31,	July 31,
	2015	2014
Volatility	81.5%	163.5%
Risk-free interest rate	0.39%	0.98%
Dividend yield	—%	—%
Expected life	1.4 years	2.4 years

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

We used Level 3 inputs for the valuation methodology of the derivative liabilities. The estimated fair values were computed using the Black-Scholes option pricing model based on various assumptions. Our derivative liabilities are adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in other income or expense accordingly, as adjustments to the fair value of the derivative liabilities.

The following table provides a reconciliation of the beginning and ending balances of the derivative liabilities for the years ended July 31, 2015 and 2014:

Fair Value of Significant Unobservable Inputs (Level 3)

		Conversion
	Warrant	Feature
	Liability	Liability	Total
Balance at July 31, 2013	$51,000	$—	$51,000
Issuances	—	—	—
Settlement of conversion feature liability	(97,000)	—	(97,000)
Adjustments to estimated fair value	55,000	—	55,000
Balance at July 31, 2014	$9,000	$—	$9,000
Issuances	—	—	—
Settlement of warrant liability	—	—	—
Adjustments to estimated fair value	(5,000)	—	(5,000)
Balance at July 31, 2015	$4,000	$—	$4,000

7. Commitments and Contingencies

Severance Agreements

On August 13, 2013, the Company entered into Purchase, Severance and Release Agreements with Michael L. Krall, our former Chief Executive Officer, Donna Singer, our former Executive Vice President, and Dennis Brovarone, a former Board member.

In connection with Mr. Krall’s separation from the Company, the Company entered into a Purchase, Severance, and Release Agreement effective August 13, 2013 with Mr. Krall (the “Krall Release Agreement”). The Krall Release Agreement provides for a mutual release of all claims between Mr. Krall and the Company. Mr. Krall is also prohibited from engaging in certain competitive activities until July 2017. Pursuant to the Krall Release Agreement, Mr. Krall (i) was paid $25,000 on August 13, 2013; and, (ii) was due the amount of his continued health insurance coverage until February 2015; and, (iii) was entitled to receive $30,000 per month until February 2015, during which time Mr. Krall was to provide consulting services to the Company. In consideration of Mr. Krall’s transfer to the Company of certain enumerated intellectual property rights, the Company also (i) paid Mr. Krall the sum of $125,000 on August 13, 2013; and, (ii) issued to Mr. Krall 850,000 shares of common stock on August 21, 2013 (the “Krall Shares”). The Krall Shares are subject to certain registration rights intended to register the Krall Shares. The Krall Shares are also subject to a Voting Support Agreement and Irrevocable Proxy (the “Krall Proxy”). The Krall Proxy gives our CEO the right to vote the Krall Shares for so long as Mr. Krall owns the Krall Shares.

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

During the fiscal year ended July 31, 2014, the Company expensed approximately $1,859,000, related to the Employee Settlement and the Purchase, Severance, and Release Agreements for Mr. Krall, Ms. Singer, and Mr. Brovarone.  As of July 31, 2015 and 2014, approximately $59,000 and $323,000 remained payable under the severance agreements, respectively.  The amounts are reflected under the restructuring liability section of the consolidated balance sheets as of July 31, 2015.

Operating Leases

During May 2014, we amended the lease of our primary facility in El Cajon, California under a noncancelable operating lease that now expires in December 2016. Per the terms of the agreement, our occupancy costs have decreased by approximately 60%. This facility includes our corporate offices, research and development laboratory, and warehouse. Rent expense including common area maintenance, was $108,000 and $174,000 for the years ended July 31, 2015 and 2014, respectively.

Future minimum annual lease payments for our primary facility as of July 31, 2015 are as follows:

2016	$84,000
2017	36,000
$120,000

8. Stockholders’ Equity

Preferred Stock

As of July 31, 2015, the Company’s Board of Directors is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.01 per share, in one or more series. As of July 31, 2015 and 2014, there were no shares of preferred stock issued and outstanding.

Common Stock

As of July 31, 2015,  100,000,000 shares of common stock with a par value of $0.01 per share are authorized for issuance.

Private Placements

During the fiscal year ended July 31, 2015, we issued a total of 10,086,025 shares of common stock and warrants to purchase 4,652,312 shares of common stock for gross proceeds of $7,493,000. After deducting fees of $92,000, the net proceeds to us were $7,401,000. The warrants have a five-year term, are exercisable immediately, and have exercise prices ranging from $0.01 to $0.75 per share. A fair value of $4,397,000 was estimated for the warrants using the Black-Sholes valuation method using a volatility of 133.74%, an interest rate of 1.50% and a dividend yield of zero. We determined that the warrants issued in connection with the private placements were equity instruments and did not represent derivative instruments.

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

On October 14 and October 16, 2013, we completed private placements pursuant to which we sold 2,441,270 shares of our common stock. The shares were sold at a per share purchase price of $0.75 per share, resulting in approximately $1,831,000 in aggregate gross proceeds to the Company. After deducting fees of $49,000, the net proceeds to us were $1,782,000. In addition, between October 17, 2013 and October 31, 2013, we sold 442,667 shares of our common stock in private placements. The shares were sold at a per share purchase price of $0.75 per share, resulting in approximately $332,000 in aggregate gross proceeds to the Company. After deducting fees of $8,000, the net proceeds to us were $324,000. During December 2013, we amended the subscription agreement for an investor who participated in the $0.75 private placements. As a result, the per share purchase price of $0.75 was reduced to $0.70 per share, resulting in the issuance of an additional 218,938 shares of common stock. We recorded $285,000 of expense associated with the price adjustment in the other share-based expenses section of the consolidated statement of operations. After the purchase price adjustment to $0.70 per share, the total shares issued under the October private placements was 3,102,875, for aggregate net proceeds of $2,106,000.

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

Corporate Governance Restructuring Activity

The following transactions occurred on August 13, 2013:

•

We entered into a two-year service agreement with Pillar Marketing Group, Inc. for general advisory services with respect to corporate finance and capital raising activities, merger and acquisition transactions, and other related endeavors. In accordance with the agreement with Pillar we issued 250,000 shares of common stock, with a value of $175,000. The value was capitalized to prepaid expense and is being amortized over the term of the agreement. During the fiscal years ended July 31, 2015 and 2014, we recognized $89,000 and $85,000 of expense related to these services, respectively. We also issued 300,000 shares of registered common stock to the principal of Pillar for certain corporate reorganization services, valued at $210,000. Pillar also received a onetime payment of $150,000 for certain corporate reorganization activities previously provided. The fair value of the stock issued and the onetime payment was expensed to restructuring costs.

•

We issued 300,000 shares of common stock to Bibicoff & McInnis for investor relations services related to restructuring activities, valued at $210,000. On issuance, the $210,000 was expensed to restructuring costs.

•

We issued 250,000 shares of common stock, with a value of $175,000, for corporate finance and restructuring activities to Wulff Services, Inc. Wulff Services, Inc. is primarily owned by our prior Chief Financial Officer / Chief Operation Officer, Peter C. Wulff. In addition, Wulff Services, Inc. received a onetime payment of $75,000 related to the corporate finance and restructuring efforts. The fair value of the stock issued and the onetime payment was expensed to restructuring costs.

•

We issued 300,000 shares of common stock, with a value of $210,000, to Donna Singer, per Ms. Singer’s separation agreement, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act. Ms. Singer was the Company’s Executive Vice President and served as a member of the Board. Additionally, as part of this issuance, we granted certain registration rights with respect to the shares issued to Ms. Singer. On issuance, the $210,000 was expensed to restructuring costs (See Note 7).

•

We issued 850,000 shares of common stock, with a value of $595,000, to Michael L. Krall, per Mr. Krall’s separation agreement, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act. Mr. Krall was the Company’s Chief Executive Officer and served as a member of the Board. Additionally, as part of this issuance, we granted certain registration rights with respect to the shares issued to Mr. Krall. On issuance, the $595,000 was expensed restructuring costs (See Note 7).

Other Activity

During the fiscal year ended July 31, 2015, we issued 1,715,000 shares of common stock to employees, directors and officers for restricted stock units that vested, based on service and performance conditions. In addition, we issued 250,000 shares of common stock, valued at $206,000 for investor relations services. The value was capitalized to prepaid expense and is being amortized over a one year term.  During the fiscal year ended July 31, 2015, we recognized $27,000 of expense related to these services.

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

Warrants

During the fiscal year ended July 31, 2015, we received $4,000 from the exercise of warrants to purchase 413,332 shares of our common stock.

During the fiscal year ended July 31, 2014, we received $337,000 from the exercise of warrants to purchase 518,000 shares of our common stock. In addition, we issued 100,000 warrants in exchange for investor relations services, valued at $121,000 (based on the Black-Scholes Option Pricing Model, assuming no dividend yield, volatility of 154.07% and a risk free interest rate of 0.79%). The warrants vested immediately and were expensed on issuance. The warrants were classified as equity instruments because they do not contain any anti-dilution provisions.

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

A summary of our warrant activity and related data is as follows:

Shares
Outstanding at July 31, 2013	1,434,121
Issued	118,000
Exercised	(640,711)
Expired	(62,398)
Outstanding at July 31, 2014	849,012
Issued	4,652,312
Exercised	(413,332)
Expired	(52,836)
Outstanding at July 31, 2015	5,035,156

The following table summarizes information related to warrants outstanding at July 31, 2015:

Expiration	Exercise
Date	Price	Shares
01/13/16	$3.52	81,280
06/26/16	$0.50	41,667
07/10/16	$0.50	50,000
12/14/16	$3.61	25,000
12/24/16	$0.20	9,709
02/24/17	$1.00	100,000
09/17/17	$1.38	113,520
01/24/18	$0.83	375,000
08/29/19	$0.75	4,238,980
		5,035,156

Restricted Stock Units

During the fiscal year ended July 31, 2015, we issued 1,715,000 shares of common stock to employees for restricted stock units that vested, based on performance and service conditions (See Note 9).

A summary of our restricted stock unit activity and related data is as follows:

Shares
Outstanding at July 31, 2013	—
Granted	6,230,000
Vested	(1,205,000)
Forfeited	(200,000)
Outstanding at July 31, 2014	4,825,000
Granted	600,000
Vested	(1,715,000)
Forfeited	(500,000)
Outstanding at July 31, 2015	3,210,000

Stock Options

In 2007, we adopted the PURE Bioscience 2007 Equity Incentive Plan, or the Plan, which provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee or the Board of Directors. The Plan is the only active plan pursuant to which options to acquire common stock or restricted stock awards can be granted and are currently outstanding. As of July 31, 2015, there were 136,596 shares of our common stock available for issuance under the Plan.

A summary of our stock option activity and related data is as follows:

		Weighted-	Aggregate
		Average	Intrinsic
	Shares	Exercise Price	Value
Outstanding at July 31, 2013	443,755	$9.52	$—
Granted	300,000	$1.40
Exercised	—	$—
Cancelled	(281,412)	$10.01
Outstanding at July 31, 2014	462,343	$3.95	$22,000
Granted	—	$—
Exercised	—	$—
Cancelled	(28,125)	$2.20
Outstanding at July 31, 2015	434,218	$4.07	$—

The weighted-average remaining contractual term of options outstanding at July 31, 2015 was approximately 3.32 years.

At July 31, 2015,  309,218 options were exercisable. These options had a weighted-average exercise price of $5.14, an aggregate intrinsic value of zero, and a weighted average remaining contractual term of approximately 4.1 years.

There we no stock options granted during the fiscal year ended July 31, 2015. The weighted-average grant date fair value of equity options granted during the years ended July 31, 2015 and 2014 was zero and $0.76, respectively.

9. Share-Based Compensation

Stock Options

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period defined pursuant to the terms of the consulting agreement may be different. Stock options issued to consultants are revalued quarterly until fully vested, with any change in fair value expensed. The following weighted-average assumptions were used to calculate share based compensation for the years ended July 31, 2015 and 2014:

	For the years ended July 31,
	2015		2014
Volatility	—%		108.00%
Risk-free interest rate	—%		0.45%
Dividend yield	0.0%		0.0%
Expected life	—	years	2.32	years

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

Total stock option expense recognized during the fiscal year ended July 31, 2015 and 2014, was $63,000 and $80,000, respectively.

As of July 31, 2015, there was $82,000 of unrecognized non-cash compensation cost related to unvested options, which will be recognized over a weighted average period of 1.38 years.

Restricted Stock Units

During the fiscal year ended July 31, 2015, the Board of Directors authorized the issuance of 575,000 Restricted Stock Units (“RSUs”) to certain Directors and officers. Each RSU represents the right to receive one share of common stock, issuable at the time the RSU vests and subsequently settles, as set forth in the Restricted Stock Unit Agreement. The breakdown is as follows:

•	Henry R. Lambert RSU Award: We granted Mr. Lambert an award consisting of three hundred thousand (300,000) RSUs. The RSUs vest 50% on July 31, 2016 and 50% on July 31, 2017.
•

Mark S. Elliott RSU Award: We granted Mr. Elliott an award consisting of seventy five thousand (75,000) RSUs. 50% of the RSUs vested on July 31, 2015, 25% will vest upon filing of the Company’s Annual Report on Form 10-K for the year ended July 31, 2015 and 25% will vest upon the filing of the Company's proxy statement for the 2016 annual meeting of stockholders.

•

Director RSU Awards: On October 24, 2014, we appointed Tom Y. Lee, CPA, to the Board. In accordance with the Company’s non-employee director compensation program, the Board granted Mr. Lee an award consisting of two hundred thousand (200,000) RSU’s. The agreement for the RSUs is the same as the RSU agreement form entered into with other non-employee Company directors. The RSUs vest as follows: fifty percent (50%) of the shares of Common Stock vest on the earlier of (i) the date of the Company’s Annual Meeting of Stockholders in 2016 or January 15, 2016 and (ii) the remaining fifty percent (50%) of the shares of Common Stock vest on the earlier of the date of the annual meeting in 2017 or January 15, 2017.

None of the RSUs granted to our directors and officers were granted pursuant to any compensatory, bonus, or similar plan maintained or otherwise sponsored by the Company.

On July 31, 2015,  Peter C. Wulff resigned his position as Chief Financial Officer, Chief Operating Officer and Corporate Secretary. As a result, 500,000 of the RSUs granted to Mr. Wulff in the prior fiscal year were forfeited and $88,000 of pre-vest expense associated with the RSU award was reversed.

During the fiscal year ended July 31, 2015, we issued 25,000 RSUs to a key employee. The RSUs fully vested on the grant date.

During the fiscal year ended July 31, 2015,  1,715,000 RSUs vested, based on performance and service conditions, which were satisfied during the year. Of the 3,210,000 RSUs outstanding we currently expect 2,238,000 to vest. As of July 31, 2015, there was $1,628,000 of unrecognized non-cash compensation cost related to RSUs we expect to vest, which will be recognized over a weighted average period of .81 years.

Total expense recognized for RSU’s granted during the fiscal years ended July 31, 2015 and 2014 was, $2,319,000 and $2,878,000, respectively.

10. Related Party Transactions

As of July 31, 2015, $292,000 of deferred compensation is due to our Board and officers.  The amount is reflected in the accounts payable section of the consolidated balance sheets.

The following related party transactions occurred during our fiscal year ended July 31, 2014:

•

We issued 250,000 shares of common stock, with a value of $175,000, for corporate finance and restructuring activities to Wulff Services, Inc. Wulff Services, Inc. is primarily owned by our prior Chief Financial Officer / Chief Operation Officer, Peter C. Wulff. In addition, Wulff Services, Inc. received a onetime payment of $75,000 related to the corporate finance and restructuring efforts.

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

During the year ended July 31, 2014, we entered into an asset purchase agreement with ICC. Based on the terms of the agreement we received approximately $58,000 for our manufacturing assets. The assets were sold at book value. As a result, no gain was recorded. ICC is a current customer of the Company and the president of ICC is a stockholder of the Company.

During the fiscal year ended July 31, 2015, our net product sales to ICC was $69,000.

11. Sales Concentration

Net product sales were $729,000 and $550,000 for the years ended July 31, 2015 and 2014, respectively. For the year ended July 31, 2015,  one customer accounted for 47% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 97% U.S. and 3% foreign. For the year ended July 31, 2014,  two customers accounted for 66% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

12. Income Taxes

We file federal and California consolidated tax returns with our subsidiaries. Our income tax provision for the year ended July 31, 2015 and 2014 was $1,600; the minimum state franchise taxes we pay regardless of income or loss.

At July 31, 2015, we had federal and California tax net operating loss carry-forwards of approximately $89.8 million and $77.1 million, respectively. Included in these net operating loss carry-forwards is $18.6 million related to a deduction for income tax purposes for which the Company has not realized a tax benefit. In future periods an adjustment would be recorded to Additional Paid in Capital at the time that these net operating losses may be utilized and reduce income tax. At July 31, 2014, we had federal and California tax net operating loss carry-forwards of approximately $83.6 million and $71.8 million, respectively. Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code as well as similar state provisions. These ownership changes may limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since our formation, we have raised capital through the issuance of capital stock on several occasions (both before and after our initial public offering in 1996) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition. While we do not believe that we have experienced an ownership change, the pertinent tax rules related thereto are complex and subject to varying interpretations, and thus complete assurance cannot be provided that the taxing authorities would not take an alternative position.

Our current federal tax loss carry-forwards begin expiring in the year ended July 31, 2019 and, unless previously utilized, will completely expire in the year ending July 31, 2035. Our California tax loss carry-forwards will begin to expire in the year ending July 31, 2015, and will completely expire in the year ending July 31, 2035.

Significant components of our deferred tax assets are as follows:

	July 31,
	2015	2014
Net operating loss carry-forward	$21,330,000	$25,740,000
Stock options and warrants	2,570,000	1,720,000
Other temporary differences	70,000	310,000
Total deferred tax assets	23,970,000	27,770,000
Valuation allowance for deferred tax assets	(23,970,000)	(27,770,000)
Net deferred tax assets	$—	$—

Realization of our deferred tax assets, which relate to operating loss carry-forwards and timing differences, is dependent on future earnings, among other factors. The timing and amount of future earnings are uncertain and therefore a valuation allowance has been established. The decrease in the valuation allowance on the deferred tax asset during the year ended July 31, 2015 was $3,800,000.

A reconciliation of income taxes computed using the statutory income tax rate, compared to the effective tax rate, is as follows:

	2015	2014
Federal tax benefit at the expected statutory rate	34.0%	34.0%
State income tax, net of federal tax benefit	3.7	3.4
Expired net operating loss carryforwards	(4.5)	(0.8)
Other	(2.2)	(8.4)
Valuation allowance	(31.0)	(28.2)
Income tax benefit - effective rate	0.0%	0.0%

Following authoritative guidance, we recognize the tax benefit from a tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense; however we have had no accrued interest or penalties at either July 31, 2015 or July 31, 2014. We are subject to income taxes in the United States and in California, and our historical tax years remain subject to future examination by the U.S. and California tax authorities. During the year ended July 31, 2015, we did not record any activity related to our unrecognized tax benefits.

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

13. Subsequent Events

On October 23, 2015, we closed a private placement financing (the “Private Placement Financing”) with Franchise Brands, LLC (the “Investor”) pursuant to a securities purchase agreement (the “Securities Purchase Agreement”), providing for the issuance and sale by us to the Investor of (i) an aggregate of 13,333,333 shares (collectively, the “Purchase Shares”) of our common stock (the “Common Stock”) at a purchase price of $0.45 per share, (ii) a warrant to purchase up to an aggregate of 6,666,666 shares of Common Stock with a term of five years (the “Five-Year Warrant”) and (iii) a warrant to purchase up to an aggregate of 8,666,666 shares of Common Stock with a term of six months and only exercisable for cash (the “Six-Month Warrant”, together with the Five-Year Warrant, the “Warrants” and the shares issuable upon exercise of the Warrants, collectively, the “Warrant Shares”), for aggregate gross proceeds to us of $6.0 million.  We did not engage a placement agent or investment banker to facilitate the Private Placement Financing.  We intend to use the aggregate net proceeds of the Private Placement Financing primarily for working capital and general corporate purposes.

The Warrants have an exercise price of $0.45 per share, are exercisable immediately after their issuance and will have a term of exercise equal to the earlier of (i) five years or six months, for the Five-Year Warrant and Six-Month Warrant, respectively, after their issuance date or (ii) the consummation of an Acquisition Event (as defined in the Warrants). The Warrants are subject to a broad-based anti-dilution adjustment in the event that we issue shares of Common Stock without consideration or for consideration per share less than the exercise price in effect immediately prior to such issuance; provided however, that such adjustment does not apply to an Excluded Issuance (as such term is defined in the Warrants).  Additionally, the number of Warrant Shares issuable upon exercise of the Warrants and the applicable exercise price therefor are subject to adjustment in the event of a stock dividend, stock split or combination as set forth in the Warrants.

We also entered into a registration rights agreement with the Investor (the “Registration Rights Agreement”), pursuant to which we will be obligated, upon request of the Investor and subject to certain conditions, to file with the Commission as soon as practicable, but in any event within 60 days after receiving such applicable request, a registration statement on Form S-1 (the “Resale Registration Statement”) to register the Purchase Shares and the Warrant Shares for resale under the Securities Act of 1933, as amended (the “Securities Act”) and other securities issued or issuable with respect to or in exchange for the Purchase Shares or Warrant Shares.  We are obligated to use our commercially reasonable efforts to cause the Resale Registration Statement to be declared effective by the Commission as promptly as reasonably practicable after the filing of the Resale Registration Statement, but no monetary penalty or liquidated damages will be imposed upon the Company if the Registration Statement is not declared effective by the Commission.