Form 10-Q
period 2015-10-31
PURE BIOSCIENCE, INC.
filed 2015-12-10
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2015

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

As of December 10, 2015, there were 59,655,819 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

Pure Bioscience, Inc.

Form 10-Q

for the Quarterly Period Ended October 31, 2015

Item 1. Financial Statements

Pure Bioscience, Inc.

Condensed Consolidated Balance Sheets

	October 31,	July 31,
	2015	2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$6,055,000	$1,321,000
Accounts receivable	93,000	189,000
Inventories, net	219,000	207,000
Restricted cash	75,000	75,000
Prepaid expenses	150,000	187,000
Total current assets	6,592,000	1,979,000
Property, plant and equipment, net	83,000	90,000
Patents, net	1,152,000	1,192,000
Total assets	$7,827,000	$3,261,000
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$384,000	$560,000
Restructuring liability	54,000	59,000
Accrued liabilities	177,000	246,000
Derivative liability	6,969,000	4,000
Total current liabilities	7,584,000	869,000
Deferred rent	8,000	9,000
Total liabilities	7,592,000	878,000
Commitments and contingencies (See Note 7)
Stockholders’ equity
Preferred stock, $0.01 par value:
5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value:
100,000,000 shares authorized,
55,211,380 shares issued and outstanding at October 31, 2015, and
41,859,297 shares issued and outstanding at July 31, 2015	553,000	420,000
Additional paid-in capital	91,350,000	90,811,000
Accumulated deficit	(91,668,000)	(88,848,000)
Total stockholders’ equity	235,000	2,383,000
Total liabilities and stockholders’ equity	$7,827,000	$3,261,000

See accompanying notes.

Pure Bioscience, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended
	October 31,
	2015	2014
Net product sales	$186,000	$117,000
Operating costs and expenses
Cost of goods sold	54,000	45,000
Selling, general and administrative	1,086,000	1,192,000
Research and development	236,000	176,000
Share-based compensation	672,000	503,000
Other share-based expenses	—	131,000
Total operating costs and expenses	2,048,000	2,047,000
Loss from operations	(1,862,000)	(1,930,000)
Other income (expense)
Fair value of derivative liabilities in excess of proceeds	(1,008,000)	—
Change in derivative liability	43,000	(1,000)
Interest expense, net	(2,000)	(2,000)
Other income (expense), net	9,000	(1,000)
Total other income (expense)	(958,000)	(4,000)
Net loss	$(2,820,000)	$(1,934,000)
Basic and diluted net loss per share	$(0.07)	$(0.05)
Shares used in computing basic and diluted net loss per share	43,019,329	37,029,203

See accompanying notes.

Pure Bioscience, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	October 31,
	2015	2014
Operating activities
Net loss	$(2,820,000)	$(1,934,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	672,000	503,000
Amortization of stock issued for services	55,000	22,000
Stock issued to investors to amend subscription agreements	—	131,000
Fair value of derivative liabilities in excess of proceeds	1,008,000	—
Depreciation and amortization	51,000	51,000
Change in fair value of derivative liability	(43,000)	1,000
Changes in operating assets and liabilities:
Accounts receivable	96,000	—
Inventories	(12,000)	18,000
Prepaid expenses	(18,000)	(80,000)
Accounts payable and accrued liabilities	(250,000)	(955,000)
Deferred rent	(1,000)	(1,000)
Net cash used in operating activities	(1,262,000)	(2,244,000)
Investing activities
Investment in patents	(4,000)	(4,000)
Net cash used in investing activities	(4,000)	(4,000)
Financing activities
Net proceeds from the sale of common stock	6,000,000	7,493,000
Net cash provided by financing activities	6,000,000	7,493,000
Net increase in cash and cash equivalents	4,734,000	5,245,000
Cash and cash equivalents at beginning of period	1,321,000	86,000
Cash and cash equivalents at end of period	$6,055,000	$5,331,000
Supplemental disclosure of cash flow information
Cash paid for taxes	$2,000	$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information pursuant to the instructions to Form 10-Q and Article 10/Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2015 are not necessarily indicative of the results that may be expected for other quarters or the year ending July 31, 2016. The July 31, 2015 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in our Annual Report on Form 10-K. For more complete information, these unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended July 31, 2015 included in our Annual Report on Form 10-K covering such period filed with the Securities and Exchange Commission, or SEC, on October 28, 2015.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

2.  Liquidity

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of October 31, 2015, we have incurred a cumulative net loss of $91,668,000.

As of October 31, 2015, we had $6,055,000 in cash and cash equivalents, and $384,000 of accounts payable. As of October 31, 2015, we have no long-term debt.

Subsequent to October 31, 2015, we received $2.0 million in connection with a private placement (See Note 13)

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

We believe our available cash on-hand and cash received from financings subsequent to our quarter ended October 31, 2015, our current efforts to market and sell our products, and our ability to significantly reduce expenses, will provide sufficient cash resources to satisfy our needs over the next 12 months. However, we do not yet have, and we may never have, significant cash inflows from product sales or from other sources of revenue to offset our ongoing and planned investments in research and development projects, regulatory submissions, business development activities, and sales and marketing, among other investments. Some or all of our ongoing or planned investments may not be successful. In addition, irrespective of our cash resources, we may be contractually or legally obligated to make certain investments which cannot be postponed.

3.  Net Loss Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Our diluted net loss per common share is the same as our basic net loss per common share because we incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an anti-dilutive effect. As of October 31, 2015 and 2014, the number of shares issuable upon the exercise of stock options, the vesting of restricted stock units, and the exercise of warrants, none of which are included in the computation of basic net loss per common share, was 23,178,331 and 10,681,167, respectively.

4.  Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments. For the three months ended October 31, 2015 and 2014, our comprehensive loss consisted only of net loss.

5.  Inventory

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Inventories consist of the following:

	October 31,	July 31,
	2015	2015
Raw materials	$124,000	$96,000
Finished goods	95,000	111,000
	$219,000	$207,000

6.  Commitments and Contingencies

Severance Agreement

On August 13, 2013, the Company entered into a Severance and Release Agreement with Dennis Brovarone, a former Board member. Mr. Brovarone will receive $91,000, payable in 60 monthly installments of approximately $1,600, commencing December 11, 2013 for amounts previously accrued as of July 31, 2013. Approximately $54,000 remains payable under the agreement and is included in the accrued restructuring liability section of the condensed consolidated balance sheets as of October 31, 2015.

7.  Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the three months ended October  31, 2015 and 2014, no impairment of long-lived assets was indicated or recorded.

8.  Fair Value of Financial Instruments

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

In connection with the October 2015 Private Placement and a prior Bridge Loan, we issued warrants with derivative features. These instruments are accounted for as derivative liabilities (See Note 9).

We used Level 3 inputs for the valuation methodology of the derivative liabilities. The estimated fair values were computed using a Monte Carlo option pricing model based on various assumptions. Our derivative liabilities are adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in other income or expense accordingly, as adjustments to the fair value of the derivative liabilities. Various factors are considered in the pricing models we use to value the warrants, including the Company’s current stock price, the remaining life of the warrants, the volatility of the Company’s stock price, and the risk free interest rate. Future changes in these factors will have a significant impact on the computed fair value of the warrant liability. As such, we expect future changes in the fair value of the warrants to vary significantly from quarter to quarter.

The following table provides a reconciliation of the beginning and ending balances of the derivative liabilities for the three months ended October 31, 2015:

Warrant
Liability
Balance at July 31, 2015	$4,000
Issuances	7,008,000
Settlement of warrant liability	—
Adjustments to estimated fair value	(43,000)
Balance at October 31, 2015	$6,969,000

9.  Derivative Liability

On October 23, 2015 (the “Closing Date”), we closed a private placement financing (the “Private Placement Financing”), where we issued a warrant to purchase up to an aggregate of 6,666,666 shares of common stock with a term of five years and a warrant to purchase up to an aggregate of 8,666,666 shares of common stock with a term of six months (See Note 10).

We accounted for the combined 15,333,332 warrants issued in connection with the Private Placement Financing in accordance with the accounting guidance for derivatives. The applicable accounting guidance sets forth a two-step model to be applied in determining whether a financial instrument is indexed to an entity’s own stock, which would qualify such financial instruments for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the stockholders’ equity section of the entity’s balance sheet. We determined the warrants were ineligible for equity classification due to anti-dilution provisions set forth therein.

The estimated fair value of the derivative liabilities at the Closing Date and at October 31, 2015, was $7,008,000 and $6,964,000. The following assumptions were used as inputs to the Monte Carlo option pricing model at October 31, 2015: for the five year warrant, stock price of $0.75 and a warrant exercise price of $0.45 as of the valuation date; our historical stock price volatility of 90%; risk free interest rate on U.S. treasury notes of 1.5%; warrant expiration of 5.0 years; for the six month warrant, stock price of $0.75 and a warrant exercise price of $0.45 as of the valuation date; our historical stock price volatility of 90%; risk free interest rate on U.S. treasury notes of 0.2%; warrant expiration of 0.5 years.

On the Closing Date, the derivative liabilities were recorded at an estimated fair value of $7,008,000. Given that the fair value of the derivative liabilities exceeded the total proceeds of the private placement of $6,000,000, no net amounts were allocated to the common stock. The $1,008,000 amount by which the recorded liabilities exceeded the proceeds was charged to other expense at the Closing Date. We have revalued the derivative liability as of October 31, 2015, and will continue to do so on each subsequent balance sheet date until the securities to which to derivative liabilities relate are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense.

As of October 31, 2015, we had a warrant liability of $5,000 related to  132,420 warrants issued pursuant to a Bridge Loan financing that occurred during the fourth quarter of 2012. Currently there are 9,709 warrants outstanding issued in connection with the Bridge Loan. The following assumptions were used as inputs to the model at October 31, 2015: stock price of $0.75 and a warrant exercise price of $0.20 as of the valuation date; our historical stock price volatility of 89.61%; risk free interest rate on U.S. treasury notes of 0.34%; warrant expiration of 1.15 years.

On October 31, 2015, the total value of the derivative liabilities was $6,969,000. The change in fair value of the warrant liability for the three months ended October 31, 2015 and 2014, was a decrease of $43,000 and an increase of $1,000, respectively, which was recorded as a change in derivative liability in the consolidated statement of operations.

10.  Stockholders’ Equity

Private Placements

On October 23, 2015, we closed a Private Placement Financing with Franchise Brands, LLC (the “Investor”) pursuant to a securities purchase agreement (the “Securities Purchase Agreement”), providing for the issuance and sale by us to the Investor of (i) an aggregate of 13,333,333 shares (collectively, the “Purchase Shares”) of our common stock (the “Common Stock”) at a purchase price of $0.45 per share, (ii) a warrant to purchase up to an aggregate of 6,666,666 shares of Common Stock with a term of five years (the “Five-Year Warrant”) and (iii) a warrant to purchase up to an aggregate of 8,666,666 shares of Common Stock with a term of six months and only exercisable for cash (the “Six-Month Warrant”, together with the Five-Year Warrant, the “Warrants” and the shares issuable upon exercise of the Warrants, collectively, the “Warrant Shares”), for aggregate gross proceeds to us of $6.0 million.  We did not engage a placement agent or investment banker to facilitate the Private Placement Financing.  We intend to use the aggregate net proceeds of the Private Placement Financing primarily for working capital and general corporate purposes.

The Warrants have an exercise price of $0.45 per share, are exercisable immediately after their issuance and will have a term of exercise equal to the earlier of (i) five years or six months, for the Five-Year Warrant and Six-Month Warrant, respectively, after their issuance date or (ii) the consummation of an Acquisition Event (as defined in the Warrants). The Warrants are subject to an anti-dilution adjustment in the event that we issue shares of Common Stock without consideration or for consideration per share less than the exercise price in effect immediately prior to such issuance; provided however, that such adjustment does not apply to an Excluded Issuance (as such term is defined in the Warrants).  Additionally, the number of Warrant Shares issuable upon exercise of the Warrants and the applicable exercise price therefor are subject to adjustment in the event of a stock dividend, stock split or combination as set forth in the Warrants.

We also entered into a registration rights agreement with the Investor (the “Registration Rights Agreement”), pursuant to which we will be obligated, upon request of the Investor and subject to certain conditions, to file with the SEC as soon as practicable, but in any event within 60 days after receiving such applicable request, a registration statement on Form S-1 (the “Resale Registration Statement”) to register the Purchase Shares and the Warrant Shares for resale under the Securities Act of 1933, as amended (the “Securities Act”) and other securities issued or issuable with respect to or in exchange for the Purchase Shares or Warrant Shares.  We are obligated to use our commercially reasonable efforts to cause the Resale Registration Statement to be declared effective by the SEC as promptly as reasonably practicable after the filing of the Resale Registration Statement, but no monetary penalty or liquidated damages will be imposed upon the Company if the Registration Statement is not declared effective by the SEC.

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

11.  Share-Based Compensation

During the three months ended October 31, 2015, 18,750 restricted stock units (“RSUs”) vested based on performance conditions that were satisfied during the period. Of the 2,378,750 RSUs outstanding, we currently expect 2,237,500 to vest. As of October 31, 2015, there was $972,000 of unrecognized non-cash compensation cost related to RSUs we expect to vest, which will be recognized over a weighted average period of 0.56 years. During the three months ended October 31, 2015, 812,500 RSUs were forfeited.

As of October 31, 2015, there was $67,000 of unrecognized non-cash compensation cost related to unvested stock options, which will be recognized over a weighted average period of 1.13 years. No options were granted during the three months ended October 31, 2015 and 2014.

For the three months ended October 31, 2015 and 2014, share-based compensation expense for outstanding RSUs and stock options was $672,000 and $503,000 respectively.

12.  Recent Accounting Pronouncements

No recent accounting pronouncements or other authoritative guidance have been issued that management considers likely to have a material impact on our consolidated financial statements.

13.  Subsequent Events

On November 23, 2015, we completed the second and final closing of a private placement financing (the “Private Placement Financing”).  We raised $2.0 million in this final closing of (i) an aggregate of 4,444,439 shares (collectively, the “Purchase Shares”) of our common stock (the “Common Stock”) at a purchase price of $0.45 per share, (ii) warrants to purchase up to an aggregate of 2,222,217 shares of Common Stock with a term of five years (the “Five-Year Warrants”) and (iii) warrants to purchase up to an aggregate of 2,820,670 shares of Common Stock with a term of six months and only exercisable for cash (the “Six-Month Warrants”, together with the Five-Year Warrants, the “Warrants” and the shares issuable upon exercise of the Warrants, collectively, the “Warrant Shares”).      The securities issued in the Private Placement Financing were issued pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) entered into with certain investors (the “Investors”). We completed the initial closing of the Private Placement Financing on October 23, 2015 for aggregate gross proceeds of $6.0 million and the aggregate gross proceeds in the initial and final closings of the Private Placement Financing are $8.0 million.  We did not engage a placement agent or investment banker to facilitate the Private Placement Financing.  We intend to use the aggregate net proceeds of the Private Placement Financing primarily for working capital and general corporate purposes.

We offered the securities in the Private Placement Financing to the Company’s existing investors who previously purchased securities in our private placement financings in August and September of 2014 (the “Prior Financings”).  The final closing in the Private Placement Financing was provided for and contemplated by the Securities Purchase Agreement entered into in connection with the initial closing.  Tom Lee, a member of our board of directors and a participant in the Prior Financings, together with certain of his affiliates, invested approximately $472,000 in the final closing of the Private Placement Financing on the same terms offered to the other Investors.

The Warrants have an exercise price of $0.45 per share, are exercisable immediately after their issuance and will have a term of exercise equal to the earlier of (i) five years or six months, for the Five-Year Warrants and Six-Month Warrants, respectively, after their issuance date or (ii) the consummation of an Acquisition Event (as defined in the Warrants). The Warrants are subject to a broad-based anti-dilution adjustment in the event the Company issues shares of Common Stock without consideration or for consideration per share less than the exercise price in effect immediately prior to such issuance; provided however, that such adjustment does not apply to an Excluded Issuance (as such term is defined in the Warrants).  Additionally, the number of Warrant Shares issuable upon exercise of the Warrants and the applicable exercise price therefor are subject to adjustment in the event of a stock dividend, stock split or combination as set forth in the Warrants.

We also entered into a registration rights agreement with the Investors (the “Registration Rights Agreement”), pursuant to which we will be obligated, upon request of Investors holding 75% of the Issuable Shares (as defined therein) and subject to certain conditions, to file with the Securities and Exchange Commission (the “Commission”) as soon as practicable, but in any event within 60 days after receiving such applicable request, a registration statement on Form S-1 (the “Resale Registration Statement”) to register the Purchase Shares and the Warrant Shares for resale under the

Securities Act and other securities issued or issuable with respect to or in exchange for the Purchase Shares or Warrant Shares.  We are obligated to use our commercially reasonable efforts to cause the Resale Registration Statement to be declared effective by the SEC as promptly as reasonably practicable after the filing of the Resale Registration Statement, but no monetary penalty or liquidated damages will be imposed upon the Company if the Registration Statement is not declared effective by the SEC.

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

PURE Control®

We are currently in the process of developing and obtaining regulatory approval to offer PURE Control as a direct food contact processing aid for poultry, produce, beef and pork.

Poultry Processing Aid.    During July 2014, we submitted a Food Contact Notification (FCN) to the Food and Drug Administration (FDA) for Salmonella reduction in processing of raw poultry. In November 2014, we withdrew, without prejudice, our FCN for raw poultry due to receipt of a Deficiency Letter from the FDA stating that the agency has developed new data that is currently under review.  We resubmitted our poultry FCN in June 2015 and in September 2015, we received an Acknowledgement Letter from the FDA stating that our FCN for SDC as a raw poultry processing aid is complete and setting an effective date of December 2015.

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

Testing data submitted in support of our FCN showed that, in testing conducted by Dr. James Marsden at Kansas State University, SDC achieved an average reduction in Salmonella of 2.75 log10 CFU/cm2 when applied as an OLR spray and 6.28 log10 CFU/cm2 when combined with an immersion chilling process simulating current U.S. industry practices.  We believe that testing by Dr. Marsden provides support to the following benefits of SDC for poultry processing:

•	The use of SDC antimicrobial solution in poultry processing has the potential to enable plants to achieve non-detectable Salmonella levels post-chill process.
•	A sensory evaluation of SDC showed no difference in color, appearance or odor in treated poultry.
•	SDC offers a highly effective alternative to hazardous and difficult to blend chemicals currently used as treatments in raw poultry processing.
•	SDC is a significant improvement over current processing practices. The product is:
o	Easier to handle and dilute;
o	Non-corrosive to processing equipment;
o	Does not create noxious fumes; and
o	Poultry processors will also benefit from the highly stable solution, ease of use and improved worker safety.

Produce Processing Aid.    In October 2014, we submitted a FCN to the FDA for SDC as a produce processing aid. Because we determined that the FDA was unlikely to approve any new uses of silver in food processing, we withdrew, without prejudice, our produce FCN in January 2015. Following the completion of additional testing demonstrating further reduction of silver residues to levels approaching non-detectable, and subsequent encouraging discussions held with the FDA, we resubmitted our produce FCN in September 2015.  In November 2015, we received an Acknowledgement Letter from the US Food and Drug Administration stating that our Food Contact Notification for SDC as a spray or dip on processed fruits and vegetables is complete and setting an effective date of January 2016. We are not required to obtain any approvals from the USDA to use PURE Control as a produce processing aid.

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

PURE® Multi-Purpose and Floor Cleaner Concentrate (End-User Dilutable)

PURE Multi-Purpose and Floor Cleaner, is an environmentally responsible cleaning product that is protected by SDC. SDC ensures the quality and safety of PURE Multi-Purpose and Floor Cleaner without human or environmental exposure to toxic chemical preservatives. PURE Multi-Purpose and Floor Cleaner is non-toxic and non-flammable and contains no EDTA, phosphates, ammonia or bleach as well as no VOCs or NPEs. This efficient cleaner provides professional strength cleaning in a concentrate formula that yields a 1:96 – 1:256 use dilution that is safe for use on all resilient surfaces, including floors, glass and food contact surfaces.

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

Comparison of the Three Months Ended October 31, 2015 and 2014

Net Product Sales

Net product sales were $186,000 and $117,000 for the three months ended October 31, 2015 and 2014, respectively. The increase of $69,000 was primarily attributable to new customer sales in the food safety industry, as well as sales fluctuations within our existing legacy customer base.

For the three months ended October 31, 2015, three individual customers accounted for 41%, 14%, and 12%, and of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

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

Cost of Goods Sold

Cost of goods sold was $54,000 and $45,000 for the three months ended October 31, 2015 and 2014, respectively. The increase of $9,000 was attributable to increased net product sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 71% and 62% for the three months ended October 31, 2015 and 2014, respectively. The increase in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the quarter ended October 31, 2015 as compared with the prior quarter.

Selling, General and Administrative Expense

Selling, general and administrative expense was $1,086,000 and $1,192,000 for the three months ended October 31, 2015 and 2014, respectively. The decrease of $106,000 was primarily attributable to decreased personnel and professional service costs offset by increased marketing costs.

Research and Development Expense

Research and development expense was $236,000 and $176,000 for the three months ended October 31, 2015 and 2014, respectively. The increase of $60,000 was primarily attributable to third-party testing and research.

Share-Based Compensation

Share-based compensation expense was $672,000 and $503,000 for the three months ended October 31, 2015 and 2014, respectively. The increase of $169,000 is primarily due to the vesting of restricted stock units granted to employees supporting our selling, general and administrative, and research and development functions during the prior fiscal year.

Other Share-Based Expenses

Other share-based expense was zero and $131,000 for the three months ended October 31, 2015 and 2014, respectively. The decrease is due to $131,000 of expense incurred from the amendment of the subscription agreements for investors who participated in prior private placements.

Fair Value of Derivative Liabilities in Excess of Proceeds.

The fair value of derivative liabilities in excess of proceeds was $1,008,000 and zero for the three months ended October 31, 2015 and 2014, respectively (See Notes 8 and 9).

Change in Derivative Liability

Change in derivative liability for the three months ended October 31, 2015 and 2014 was a decrease of $43,000 and increase of $1,000, respectively. The decrease is primarily due to updates to the assumptions used in the fair value pricing model (See Notes 8 and 9).

Interest Expense

Interest expense for the three months ended October 31, 2015 and 2014 was $2,000.

Other Income (Expense)

Other income for the three months ended October 31, 2015 was $9,000, compared to other expense of $1,000 for the three months ended October 31, 2014. The increase is primarily due to the sale of reserved inventory that occurred during the three months ended October 31, 2015.

 Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of October 31, 2015 we have incurred a cumulative net loss of $91,668,000.

During the three months ended October 31, 2015, we issued a total of 13,333,333 shares of common stock and warrants to purchase 15,333,332 shares of common stock for gross proceeds of $6.0 million in a private placement financing in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

As of October 31, 2015, we had $6,055,000 in cash and cash equivalents compared with  $1,321,000 in cash and cash equivalents as of July 31, 2015. The net increase in cash and cash equivalents was primarily attributable to proceeds from our issuance of common stock in the private placement noted above. Additionally, as of October 31, 2015, we had $7,584,000 of current liabilities, including $384,000 in accounts payable, compared with  $869,000 of current liabilities, including $560,000 in accounts payable as of July 31, 2015. The net increase in current liabilities was primarily due to the derivative liability incurred from the issuance of warrants associated with the $6.0 million financing discussed above.

On November 23, 2015, we raised $2 million in private placement financing of common stock.  See Note 13 to the consolidated financial statements.  Therefore, as of December 10, 2015, we believe that our current cash resources are sufficient to meet our anticipated needs during the next twelve months.

In addition, from time to time we have entered into employment agreements with our executives that, under certain cases, provide for the continuation of salary and certain other benefits if these executives are terminated under specified circumstances. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. As of October 31, 2015, no events have occurred resulting in the obligation of any such payments.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, concluded that there were no changes in our internal controls over financial reporting during the three months ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item  1A.  Risk Factors

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended July 31, 2015, which we filed with the SEC on October 28, 2015 (the “Form 10-K”).  The risks and uncertainties described in “Item 1A — Risk Factors” of our Form 10-K have not materially changed, other than the risk factors disclosed below. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. to Part I of our Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects.

Risks Related to Our Business and Industry

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

On November 23, 2015, we raised $2 million in a private placement financing of common stock and warrants to purchase common stock.  See Note 13 to the consolidated financial statements.  Therefore, as of December 10, 2015, we believe that our current cash resources are sufficient to meet our anticipated needs during the next twelve months, however, we do not yet have, and we may never have, significant cash inflows from product sales or from other sources of revenue to offset our ongoing and planned investments in corporate infrastructure, research and development projects, regulatory submissions, business development activities, and sales and marketing, among other investments. Some or all of our ongoing or planned investments may not be successful. In addition, irrespective of our cash resources, we may be contractually or legally obligated to make certain investments, which cannot be postponed.

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

As of December 10, 2015, we have 87,877,037 shares of common stock issued and outstanding or reserved for issuance. Shares reserved for issuance include shares under equity compensation plans, vested and unvested options, warrants, and unvested restricted stock units. Our current authorized capital stock is limited to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Any increase in our authorized capital stock would require the approval of a majority of our stockholders as well as the approval of our Board of Directors. If we were unable to increase our authorized capital stock for any reason, our ability to raise additional capital through the issuance of equity or convertible debt would be severely compromised and we may be unable to obtain equity or convertible debt capital at all.

Risks Related to Our Common Stock

Potential sales or issuances of our common stock to raise capital, or the perception that such sales could occur, could cause dilution to our current stockholders and the price of our common stock to fall.

We have historically supported our operations through the issuance of equity and expect to continue to do so in the future. For example, on November 23, 2015, we completed a final closing of a private placement financing of 4,444,439 shares of common stock and warrants to purchase 5,042,887 shares of common stock for aggregate gross proceeds of $2,000,000 for aggregate gross proceeds in the initial and final closings of $8,000,000. Although we may not be successful in obtaining financing through equity sales on terms that are favorable to us in the future, if at all, any such sales that do occur could result in substantial dilution to the interests of existing holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock or other equity securities to any new investors, or the anticipation of such sales, could cause the trading price of our common stock to fall.

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item  4.  Mine Safety Disclosures

Not Applicable.

Item  5.  Other Information

None.

Item 6.  Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

3.1	Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.1.1	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.2	Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

3.2.1	Amendment to the Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

4.1	Form of Investor Warrant (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed with the SEC on September 2, 2009)

4.2	Wharton Capital Markets LLC Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on March 16, 2012)

4.3	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on September 13, 2012)

4.4	Morrison & Foerster LLP Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on January 31, 2013)

4.5	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC April 23, 2013)

4.6	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC August 27, 2014)

4.7	Form of Five-Year Warrant (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on October 28, 2015)

4.8	Form of Six-Month Warrant (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on October 28, 2015)

10.1

Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Annual

Report on Form 10-K for the fiscal year ended July 31, 2015, filed with the SEC on October 28, 2015)

10.2

Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Annual

Report on Form 10-K for the fiscal year ended July 31, 2015, filed with the SEC on October 28, 2015)

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at October 31, 2015 and July 31, 2015; (ii) Consolidated Statements of Operations for the three months ended October 31, 2015 and 2014; (iii) Consolidated Statements of Cash Flows for the three months ended October 31, 2015 and 2014; and (iv) Notes to Consolidated Financial Statements.

*Filed herewith.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE, INC.

Date: December 10, 2015	By:	/s/ HENRY R. LAMBERT
Henry R. Lambert, Chief Executive Officer (Principal Executive Officer)

Date: December 10, 2015	By:	/s/ MARK S. ELLIOTT
Mark S. Elliott, Vice President, Finance
(Principal Financial and Accounting Officer)