Form 10-Q
period 2016-01-31
PURE BIOSCIENCE, INC.
filed 2016-03-09
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2016

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

As of March 9, 2016, there were 61,596,481 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PURE Bioscience, Inc.

Form 10-Q

for the Quarterly Period Ended January 31, 2016

Item 1. Financial Statements

PURE Bioscience, Inc.

Condensed Consolidated Balance Sheets

	January 31,	July 31,
	2016	2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$6,706,000	$1,321,000
Accounts receivable	106,000	189,000
Inventories, net	237,000	207,000
Restricted cash	75,000	75,000
Prepaid expenses	88,000	187,000
Total current assets	7,212,000	1,979,000
Property, plant and equipment, net	231,000	90,000
Patents, net	1,110,000	1,192,000
Total assets	$8,553,000	$3,261,000
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$582,000	$560,000
Restructuring liability	49,000	59,000
Accrued liabilities	201,000	246,000
Derivative liability	17,618,000	4,000
Total current liabilities	18,450,000	869,000
Deferred rent	7,000	9,000
Total liabilities	18,457,000	878,000
Commitments and contingencies (See Note 6)
Stockholders’ equity (deficit)
Preferred stock, $0.01 par value:
5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value:
100,000,000 shares authorized,
60,175,975 shares issued and outstanding at January 31, 2016, and
41,859,297 shares issued and outstanding at July 31, 2015	602,000	420,000
Additional paid-in capital	92,064,000	90,811,000
Accumulated deficit	(102,570,000)	(88,848,000)
Total stockholders’ equity (deficit)	(9,904,000)	2,383,000
Total liabilities and stockholders’ equity (deficit)	$8,553,000	$3,261,000

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended		Three Months Ended
	January 31,		January 31,
	2016	2015	2016	2015
Net product sales	$362,000	$390,000	$176,000	$273,000
Operating costs and expenses
Cost of goods sold	102,000	156,000	48,000	111,000
Selling, general and administrative	2,472,000	2,524,000	1,386,000	1,201,000
Research and development	474,000	391,000	238,000	215,000
Share-based compensation	1,435,000	985,000	763,000	482,000
Total operating costs and expenses	4,483,000	4,056,000	2,435,000	2,009,000
Loss from operations	(4,121,000)	(3,666,000)	(2,259,000)	(1,736,000)
Other income (expense)
Fair value of derivative liabilities in excess of proceeds	(1,867,000)	—	(859,000)	—
Change in derivative liability	(7,747,000)	4,000	(7,790,000)	5,000
Interest expense, net	(5,000)	(5,000)	(3,000)	(3,000)
Other income (expense), net	18,000	(3,000)	9,000	(2,000)
Total other income (expense)	(9,601,000)	(4,000)	(8,643,000)	—
Net loss	$(13,722,000)	$(3,670,000)	$(10,902,000)	$(1,736,000)
Basic and diluted net loss per share	$(0.27)	$(0.10)	$(0.19)	$(0.04)
Shares used in computing basic and diluted net loss per share	50,848,785	38,440,396	58,678,242	39,851,590

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	January 31,
	2016	2015
Operating activities
Net loss	$(13,722,000)	$(3,670,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,435,000	985,000
Amortization of stock issued for services	106,000	44,000
Fair value of derivative liabilities in excess of proceeds	1,867,000	—
Depreciation and amortization	103,000	103,000
Change in fair value of derivative liability	7,747,000	(4,000)
Changes in operating assets and liabilities:
Accounts receivable	83,000	7,000
Inventories	(30,000)	63,000
Prepaid expenses	(7,000)	(23,000)
Accounts payable and accrued liabilities	(33,000)	(1,008,000)
Deferred rent	(2,000)	(2,000)
Net cash used in operating activities	(2,453,000)	(3,505,000)
Investing activities
Investment in patents	(8,000)	(6,000)
Purchases of property, plant and equipment	(154,000)	(68,000)
Net cash used in investing activities	(162,000)	(74,000)
Financing activities
Net proceeds from the sale of common stock	8,000,000	7,401,000
Net cash provided by financing activities	8,000,000	7,401,000
Net increase in cash and cash equivalents	5,385,000	3,822,000
Cash and cash equivalents at beginning of period	1,321,000	86,000
Cash and cash equivalents at end of period	$6,706,000	$3,908,000
Supplemental disclosure of cash flow information
Cash paid for taxes	$2,000	$1,600

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information pursuant to the instructions to Form 10-Q and Article 10/Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2016 are not necessarily indicative of the results that may be expected for other quarters or the year ending July 31, 2016. The July 31, 2015 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in our Annual Report on Form 10-K. For more complete information, these unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended July 31, 2015 included in our Annual Report on Form 10-K covering such period filed with the Securities and Exchange Commission, or SEC, on October 28, 2015.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

2.  Liquidity

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of January 31, 2016, we have incurred a cumulative net loss of $102,570,000.

As of January 31, 2016, we had $6,706,000 in cash and cash equivalents, and $582,000 of accounts payable. As of January 31, 2016, we have no long-term debt.

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

We believe our available cash on-hand, our current efforts to market and sell our products, and our ability to significantly reduce expenses, will provide sufficient cash resources to satisfy our needs over the next 12 months. However, we do not yet have, and we may never have, significant cash inflows from product sales or from other sources of revenue to offset our ongoing and planned investments in research and development projects, regulatory submissions, business development activities, and sales and marketing, among other investments. Some or all of our ongoing or planned investments may not be successful. In addition, irrespective of our cash resources, we may be contractually or legally obligated to make certain investments which cannot be postponed.

3.  Net Loss Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Our diluted net loss per common share is the same as our basic net loss per common share because we incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an anti-dilutive effect. As of January 31, 2016 and 2015, the number of shares issuable upon the exercise of stock options, the vesting of restricted stock units, and the exercise of warrants, none of which are included in the computation of basic net loss per common share, was 28,609,468 and 10,348,667, respectively.

4.  Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments. For the three and six months ended January 31, 2016 and 2015, our comprehensive loss consisted only of net loss.

5.  Inventory

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Inventories consist of the following:

	January 31,	July 31,
	2016	2015
Raw materials	$140,000	$96,000
Finished goods	97,000	111,000
	$237,000	$207,000

6.  Commitments and Contingencies

Severance Agreement

On August 13, 2013, the Company entered into a Severance and Release Agreement with Dennis Brovarone, a former Board member. Mr. Brovarone will receive $91,000, payable in 60 monthly installments of approximately $1,600, commencing December 11, 2013 for amounts previously accrued as of July 31, 2013. Approximately $49,000 remains payable under the agreement and is included in the accrued restructuring liability section of the condensed consolidated balance sheets as of January 31, 2016.

7.  Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the three and six months ended January  31, 2016 and 2015,  no impairment of long-lived assets was indicated or recorded.

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

In connection with the October and Novemer 2015 Private Placements and a prior Bridge Loan, we issued warrants with derivative features. These instruments are accounted for as derivative liabilities (See Note 9).

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

The following table provides a reconciliation of the beginning and ending balances of the derivative liabilities for the six months ended January 31, 2016:

Warrant
Liability
Balance at July 31, 2015	$4,000
Issuances	9,867,000
Settlement of warrant liability	—
Adjustments to estimated fair value	7,747,000
Balance at January 31, 2016	$17,618,000

9.  Derivative Liability

On October 23, 2015 (the “October Closing Date”), we completed a first closing of a private placement financing (the “Private Placement Financing”), where we issued an aggregate of 13,333,333 shares of our common stock (the “Common Stock”), a warrant to purchase up to an aggregate of 6,666,666 shares of common stock with a term of five years and a warrant to purchase up to an aggregate of 8,666,666 shares of common stock with a term of six months (See Note 10).

On November 23, 2015, we completed a second closing of the Private Placement Financing, where we issued 4,444,439 shares of Common Stock, warrants to purchase up to an aggregate of 2,222,217 shares of common stock with a term of five years and a warrant to purchase up to an aggregate of 2,820,670 shares of common stock with a term of six months (See Note 10).

We accounted for the combined 20,376,219 warrants issued in connection with the Private Placement Financings in accordance with the accounting guidance for derivatives. The applicable accounting guidance sets forth a two-step model to be applied in determining whether a financial instrument is indexed to an entity’s own stock, which would qualify such financial instruments for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the stockholders’ equity section of the entity’s balance sheet. We determined the warrants were ineligible for equity classification due to anti-dilution provisions set forth therein.

The estimated fair value of the derivative liabilities issued on the October Closing Date, as of the October Closing Date, and at January 31, 2016, was $7,008,000 and $13,229,000, respectively. The following assumptions were used as inputs to the Monte Carlo option pricing model at January 31, 2016: for the five year warrant, stock price of $1.20 and a warrant exercise price of $0.45 as of the valuation date; our historical stock price volatility of 90%; risk free interest rate on U.S. treasury notes of 1.3%; warrant expiration of 4.7 years; for the six month warrant, stock price of $1.20 and a warrant exercise price of $0.45 as of the valuation date; our historical stock price volatility of 90%; risk free interest rate on U.S. treasury notes of 0.3%; warrant expiration of 0.2 years.

The estimated fair value of the derivative liabilities issued on the November Closing Date, as of the November Closing Date, and at January 31, 2016, was $2,859,000 and $4,379,000, respectively. The following assumptions were used as inputs to the Monte Carlo option pricing model at January 31, 2016: for the five year warrant, stock price of $1.20 and a warrant exercise price of $0.45 as of the valuation date; our historical stock price volatility of 90%; risk free interest rate on U.S. treasury notes of 1.3%; warrant expiration of 4.8 years; for the six month warrant, stock price of $1.20 and a warrant exercise price of $0.45 as of the valuation date; our historical stock price volatility of 90%; risk free interest rate on U.S. treasury notes of 0.4%; warrant expiration of 0.3 years

Given that the fair value of the derivative liabilities issued on the October Closing Date exceeded the total proceeds of the private placement of $6,000,000, as at the October Closing Date, no net amounts were allocated to the common stock. The $1,008,000 amount by which the recorded liabilities exceeded the proceeds was charged to other expense at the October Closing Date.  Given that the fair value of the derivative liabilities issued on the November Closing Date exceeded the total proceeds of the private placement of $2,000,000, as at the November Closing Date, no net amounts were allocated to the common stock. The $859,000 amount by which the recorded liabilities exceeded the proceeds was charged to other expense at the November Closing Date.  We have revalued the derivative liability as of January 31, 2016, and will continue to do so on each subsequent balance sheet date until the securities to which to derivative liabilities relate are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense.

As of January 31, 2016, we had a warrant liability of $10,000 related to  132,420 warrants issued pursuant to a Bridge Loan financing that occurred during the fourth quarter of 2012. Currently there are 9,709 warrants outstanding issued in connection with the Bridge Loan. The following assumptions were used as inputs to the model at January 31, 2016: stock price of $1.20 and a warrant exercise price of $0.20 as of the valuation date; our historical stock price volatility of 82.32%; risk free interest rate on U.S. treasury notes of 0.3%; warrant expiration of 0.90 years.

On January 31, 2016, the total value of the derivative liabilities was $17,618,000. The change in fair value of the warrant liability for the three and six months ended January 31, 2016, was an increase of $7,790,000 and $7,747,000, respectively, which was recorded as a change in derivative liability in the consolidated statement of operations.

10.  Stockholders’ Equity

Private Placements

On October 23, 2015, we completed the initial closing of the Private Placement Financing pursuant to a securities purchase agreement (the “Securities Purchase Agreement”), providing for the issuance and sale by us to Franchise Brands, LLC (the “Investor”) of (i) an aggregate of 13,333,333 shares (collectively, the “Purchase Shares”) of our common stock (the “Common Stock”) at a purchase price of $0.45 per share, (ii) a warrant to purchase up to an aggregate of 6,666,666 shares of Common Stock with a term of five years (the “Five-Year Warrant”) and (iii) a warrant to purchase up to an aggregate of 8,666,666 shares of Common Stock with a term of six months and only exercisable for cash (the “Six-Month Warrant”), for aggregate gross proceeds to us of $6.0 million.

On November 23, 2015, we completed the second and final closing of the Private Placement Financing.  We raised $2.0 million in this closing providing for the issuance to various investors (i) an aggregate of 4,444,439 Purchase Shares at a purchase price of $0.45 per share, (ii) Five-Year Warrants to purchase up to an aggregate of 2,222,217 shares of Common Stock (iii) Six-Month Warrants to purchase up to an aggregate of 2,820,670 shares of Common Stock (the “Six-Month Warrants,” together with the Five-Year Warrants, the “Warrants” and the shares issuable upon exercise of the Warrants, collectively, the “Warrant Shares”). We did not engage a placement agent or investment banker to facilitate the Private Placement Financing.  We intend to use the aggregate net proceeds of the Private Placement Financing primarily for working capital and general corporate purposes.

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

The Warrants issued in connection with the Private Placement Financing have an exercise price of $0.45 per share, are exercisable immediately after their issuance and have a term of exercise equal to the earlier of (i) five years or six months, for the Five-Year Warrants and Six-Month Warrants, respectively, after their issuance date or (ii) the consummation of an Acquisition Event (as defined in the Warrants). The Warrants are subject to a broad-based anti-dilution adjustment in the event the Company issues shares of Common Stock without consideration or for consideration per share less than the exercise price in effect immediately prior to such issuance; provided however, that such adjustment does not apply to an Excluded Issuance (as such term is defined in the Warrants).  Additionally, the number of Warrant Shares issuable upon exercise of the Warrants and the applicable exercise price therefor are subject to adjustment in the event of a stock dividend, stock split or combination as set forth in the Warrants.

We also entered into a registration rights agreement with the Investors who participated in the Private Placement Financing (the “Registration Rights Agreement”), pursuant to which we will be obligated, upon request of Investors holding 75% of the Issuable Shares (as defined therein) and subject to certain conditions, to file with the Securities and

Exchange Commission (the “Commission”) as soon as practicable, but in any event within 60 days after receiving such applicable request, a registration statement on Form S-1 (the “Resale Registration Statement”) to register the Purchase Shares and the Warrant Shares for resale under the Securities Act and other securities issued or issuable with respect to or in exchange for the Purchase Shares or Warrant Shares.  We are obligated to use our commercially reasonable efforts to cause the Resale Registration Statement to be declared effective by the SEC as promptly as reasonably practicable after the filing of the Resale Registration Statement, but no monetary penalty or liquidated damages will be imposed upon the Company if the Registration Statement is not declared effective by the SEC.

During the six months ended January 31, 2015, we issued a total of 10,086,025 shares of common stock and warrants to purchase 4,652,312 shares of common stock for gross proceeds of  $7,493,000.  After deducting fees of $92,000, the net proceeds to us were $7,401,000. The warrants issued during the six months ended January 31, 2015 have a five-year term, are exercisable immediately, and have exercise prices ranging from $0.01 to $0.75 per share. A fair value of $4,397,000 was estimated for the warrants using the Black-Sholes valuation method using a volatility of 133.74%, an interest rate of 1.50% and a dividend yield of zero. We determined that the warrants issued in connection with the private placements were equity instruments and did not represent derivative instruments.

Warrants

During the six months ended January 31, 2016, there was a net exercise on 28,000 warrants which resulted in the issuance of 13,906 shares of our common stock.  As these warrants were net exercised, as permitted under the respective warrant agreement, we did not receive any cash proceeds. The warrants were issued in connection with a prior year private placement and were considered equity instruments.

11.  Share-Based Compensation

During the three months ended January 31, 2016, the Compensation Committee of the Board of Directors issued 200,000 restricted stock units (“RSUs”) to Henry R. Lambert, our Chief Executive Officer. The RSUs vest based on performance conditions and expire July 31, 2018. If the performance conditions are not met, or expected to be met, no compensation cost will be recognized on the underlying RSUs.  If the performance condition is expected to be met, the expense will be allocated over the performance period. The RSUs granted to Mr. Lambert were not granted pursuant to any compensatory, bonus, or similar plan maintained or otherwise sponsored by the Company.

In addition, during the three months ended January 31, 2016, we issued 612,500 RSUs to key employees.  The RSUs vest based on performance and service conditions. If the performance conditions are not met, or expected to be met, no compensation cost will be recognized on the underlying RSUs. If the performance condition is expected to be met, the expense will be allocated over the performance period.

During the three and six months ended January 31, 2016,  506,250 and 525,000 RSUs vested based on service conditions that were satisfied during the period, resulting in the issuance of 506,250 and 525,000 shares of common stock, respectively. Of the 2,685,000 RSUs outstanding, we currently expect 1,900,000 to vest. As of January 31, 2016, there was $332,000 of unrecognized non-cash compensation cost related to RSUs we expect to vest, which will be recognized over a weighted average period of 0.37 years. During the six months ended January 31, 2016, 812,500 RSUs were forfeited.

During the three months ended January 31, 2016, we issued options to purchase 110,000 shares of our common stock to key employees, at an exercise price of $0.75, valued at $46,000 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 96.60%, and a risk-free interest rate of 0.92%). The options vested on the date of grant and carry a five year term.

As of January 31, 2016, there was $52,000 of unrecognized non-cash compensation cost related to unvested stock options, which will be recognized over a weighted average period of 0.87 years.

For the three months ended January 31, 2016 and 2015, share-based compensation expense for outstanding RSUs and stock options was $763,000 and $482,000, respectively. For the six months ended January 31, 2016 and 2015, share-based compensation expense was $1,435,000 and $985,000, respectively.

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

Our SDC-based technology platform has potential application in a number of industries.  Our near-term focus is to offer products that address food safety risks across the food industry supply chain. In 2011, the Centers for Disease Control and Prevention (CDC) reported that foodborne illnesses affect more than 48 million people annually in the U.S., causing 128,000 hospitalizations and 3,000 fatalities. The CDC estimated that more than 9 million of these foodborne illnesses were attributed to major pathogens.  The CDC reported that contaminated produce was responsible for approximately 46% of the foodborne illnesses caused by pathogens and 23% of the foodborne illness-related deaths in the US between 1998 and 2008.  Among the top pathogens contributing to foodborne illness in the U.S. are Norovirus, Salmonella,  Campylobacter,  Staphylococcus, Shiga toxin–producing Escherichia coli and Listeria.  Salmonella is the leading cause of hospitalization, followed by Norovirus, and is the leading cause of deaths related to foodborne illness.

Based on these statistics, we believe there is a significant market opportunity for our safe, non-toxic and effective SDC-based solutions.  We currently offer PURE® Hard Surface as a food contact surface sanitizer and disinfectant to restaurant chains and food processors.  One of our customers is SUBWAY® Restaurants, which has approved PURE Hard Surface for use system-wide (27,000 U.S. stores).  We also intend to offer PURE Control® as a direct food contact processing aid, which requires certain FDA and USDA approvals.  We received the required FDA approvals to market PURE Control as a direct food contact processing aid for raw poultry and fresh produce in December 2015 and January 2016, respectively, and are preparing to launch PURE Control as a direct food contact processing aid for fresh produce.  We intend to offer PURE Control as a direct food contact processing aid for raw poultry upon receipt of the required USDA approvals, which we expect as early as the second calendar quarter of 2016.  We are currently testing and continuing development of PURE Control to allow us to seek regulatory approval to also utilize PURE Control as a direct food contact processing aid for raw meats, including beef and pork.  In addition to our direct sales efforts with

PURE Hard Surface and PURE Control, we market and sell our SDC-based products indirectly through third-party distributors.

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
•

Direct Food Contact - commercializing FDA approved PURE Control as a direct food contact processing aid for fresh produce; commercialize, subject USDA approval, the use of SDC as a food processing and intervention aid for food processors treating raw poultry; commercialize, subject to both FDA and USDA approval, the use of SDC as a food processing and intervention aid for food processors treating raw beef and pork.

•	Establishing strategic alliances to maximize the commercial potential of our technology platform;
•	Developing additional proprietary products and applications; and
•	Protecting and enhancing our intellectual property.

In addition to our current products addressing food safety, we intend to continue to leverage our technology platform through licensing and distribution collaborations in order to develop new products and enter into new markets that could potentially generate multiple sources of revenue.

Our Products

Our near-term focus is on delivering leading antimicrobial products that address food safety risks across the food industry supply chain.  We currently offer PURE Hard Surface as a food contact surface sanitizer and disinfectant to restaurant chains and food processors.  One of our customers is SUBWAY® Restaurants, which has approved PURE Hard Surface for use system-wide (27,000 U.S. stores).  We received the required FDA approvals to market PURE Control as a direct food contact processing aid for raw poultry and fresh produce in December 2015 and January 2016, respectively, and are preparing to launch PURE Control as a direct food contact processing aid for fresh produce produce. We intend to offer PURE Control as a direct food contact process aid for raw poultry as soon as we receive the required approvals from the USDA, which we expect as early as the second calendar quarter of 2016.  We are currently testing and continuing development of PURE Control to allow us to seek regulatory approval to utilize PURE Control as a direct food contact processing aid for raw meats, including beef and pork.

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

PURE® Hard Surface Disinfectant and Sanitizer (Ready to Use)

PURE Hard Surface is our SDC-based, patented and EPA-registered, ready-to-use hard surface disinfectant and food contact surface sanitizer. PURE Hard Surface combines high efficacy and low toxicity with bacterial and viral kill times as few as 30-seconds and 24-hour residual protection. The product completely kills resistant pathogens such as MRSA and Carbapenem-resistant Klebsiella pneumoniae (NDM-1), and effectively eliminates dangerous fungi and viruses including HIV, Hepatitis B, Hepatitis C, Norovirus, Influenza A, Avian Influenza and H1N1. It also eradicates hazardous food pathogens such as E. coli,  Salmonella,  Campylobacter and Listeria. PURE Hard Surface delivers broad-spectrum efficacy yet remains classified as least-toxic by the EPA. The active ingredient, SDC, has been designated as “Generally Recognized as Safe,” or GRAS, for use on food processing equipment, machinery and utensils.

PURE Control®

We have the necessary regulatory approvals to offer PURE Control as a direct food contact processing aid for fresh produce. We are currently in the process of developing and obtaining regulatory approval to offer PURE Control as a direct food contact processing aid for poultry, beef and pork.

Poultry Processing Aid.    In December 2015, we received the required approvals from the FDA stating that our FCN (food contact notification) for SDC as a raw poultry processing aid is complete.

Receipt of the FDA’s approval enabled us to initiate the next step in the regulatory approval process: obtaining USDA approval. As part of that process, we are preparing to conduct in-plant trials with the authorization of the USDA. We anticipate receiving the required approvals to market PURE Control as a direct food contact processing aid for raw poultry as early as the second calendar quarter of 2016.

Testing data conducted by Dr. James Marsden at Kansas State University and submitted in support of our FCN showed that, SDC achieved an average reduction in Salmonella of 2.75 log10 CFU/cm2 when applied as an OLR (online reprocessing) spray and 6.28 log10 CFU/cm2 when combined with an immersion chilling process simulating current U.S. industry practices.  We believe that testing by Dr. Marsden provides support to the following benefits of SDC for poultry processing:

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

Produce Processing Aid.

In January 2016, we received the required approvals from the FDA stating that our FCN for SDC as a spray or dip on processed fruits and vegetables is complete. We are not required to obtain any approvals from the USDA to use PURE Control as a produce processing aid.

Testing data conducted by Dr. James Marsden at Kansas State University and submitted in support of our FCN for produce showed that, SDC achieved average reductions up to 2.36 log10 CFU/cm2 when applied alone as a spray and up to 3.10 log10 CFU/cm2 when combined with chlorine wash, simulating current processing practices. Sensory evaluations of produce treated with SDC indicated no difference in color, appearance or odor to untreated controls; and SDC had no effect on the nutritional composition of the produce.

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

PURE Complete Solution

Our PURE Complete Solution is comprised of PURE Hard Surface and concentrated cleaning products that were launched as companion products to PURE Hard Surface. The PURE Complete Solution offers a comprehensive, cost-effective and user-friendly cleaning, disinfecting and sanitizing product line to end-users including our targeted foodservice, food manufacturing and food processing customers. This product line can also be targeted to hospital and medical care facilities; janitorial service providers and the distributors that supply them.

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

Comparison of the Three Months Ended January 31, 2016 and 2015

Net Product Sales

Net product sales were $176,000 and $273,000 for the three months ended January 31, 2016 and 2015, respectively. The decrease of $97,000 was primarily attributable to sales fluctuations within our existing legacy customer base.

For the three months ended January 31, 2016,  two individual customers accounted for 43% and 15%, of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

For the three months ended January 31, 2015, two individual customers each accounted for 10% or more of our net product sales. One customer accounted for 69%, and the other for 12%. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

Cost of Goods Sold

Cost of goods sold was $48,000 and $111,000 for the three months ended January 31, 2016 and 2015, respectively. The decrease of $63,000 was attributable to decreased net product sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 73% and 59% for the three months ended January 31, 2016 and 2015, respectively. The increase in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the quarter ended January 31, 2016 as compared with the prior quarter.

Selling, General and Administrative Expense

Selling, general and administrative expense was $1,386,000 and $1,201,000 for the three months ended January 31, 2016 and 2015, respectively. The increase of $185,000 was primarily attributable to increased marketing costs offset by decreased personnel costs.

Research and Development Expense

Research and development expense was $238,000 and $215,000 for the three months ended January 31, 2016 and 2015, respectively. The increase of $23,000 was primarily attributable to third-party testing and research.

Share-Based Compensation

Share-based compensation expense was $763,000 and $482,000 for the three months ended January 31, 2016 and 2015, respectively. The increase of $281,000 is primarily due to the vesting of stock options and restricted stock units granted to employees supporting our selling, general and administrative, and research and development functions during the current fiscal year.

Fair Value of Derivative Liabilities in Excess of Proceeds.

The fair value of derivative liabilities in excess of proceeds was $859,000 and zero for the three months ended January 31, 2016 and 2015, respectively (See Notes 8 and 9).

Change in Derivative Liability

Change in derivative liability for the three months ended January 31, 2016  and 2015 was an increase of $7,790,000 and decrease of $5,000, respectively. The increase is due to the 20,376,219 warrants issued in connection with the October and November Private Placement Financings, as well as, an increase in the Company’s common stock price and updates to the assumptions used in the fair value pricing model (See Notes 8 and 9).

Interest Expense

Interest expense for the three months ended January 31, 2016 and 2015 was $3,000.

Other Income (Expense)

Other income for the three months ended January 31, 2016 was $9,000, compared to other expense of $2,000 for the three months ended January 31, 2015. The increase is primarily due to the sale of reserved inventory that occurred during the three months ended January 31, 2016.

Comparison of the Six Months Ended January 31, 2016 and 2015

Net Product Sales

Net product sales were $362,000 and $390,000 for the six months ended January 31, 2016 and 2015, respectively. The decrease of $28,000 was primarily attributable to sales fluctuations within our existing legacy customer base.

For the six months ended January 31, 2016,  two individual customers accounted for 42% and 15%, of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

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

Cost of Goods Sold

Cost of goods sold was $102,000 and $156,000 for the six months ended January 31, 2016 and 2015, respectively. The decrease of $54,000 was primarily attributable to decreased net product sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 72% and 60% for the six months ended January 31, 2016 and 2015, respectively. The increase in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the six months ended January 31, 2016 as compared with the prior quarter.

Selling, General and Administrative Expense

Selling, general and administrative expense was $2,472,000 and $2,524,000 for the six months ended January 31, 2016 and 2015, respectively. The decrease of $52,000 was primarily attributable to decreased personnel and facility costs offset by increased marketing costs.

Research and Development Expense

Research and development expense was $474,000 and $391,000 for the six months ended January 31, 2016 and 2015, respectively. The increase of $83,000 was primarily attributable to third-party testing and research supporting our FDA approvals.

Share-Based Compensation

Share-based compensation expense was $1,435,000 and $985,000 for the six months ended January 31, 2016 and 2015, respectively. The increase of $450,000 is primarily due to the vesting of stock options and restricted stock units granted to employees supporting our selling, general and administrative, and research and development functions during the current fiscal year.

Fair Value of Derivative Liabilities in Excess of Proceeds.

The fair value of derivative liabilities in excess of proceeds was $1,867,000 and zero for the six months ended January 31, 2016 and 2015, respectively (See Notes 8 and 9).

Change in Derivative Liability

Change in derivative liability for the six months ended January 31, 2016  and 2015 was an increase of $7,747,000 and decrease of $4,000, respectively. The increase is due to the 20,376,219 warrants issued in connection with the October and November Private Placement Financings, as well as, an increase in the Company’s common stock price and updates to the assumptions used in the fair value pricing model (See Notes 8 and 9).

Interest Expense

Interest expense for the six months ended January 31, 2016 and 2015 was $5,000.

Other Income (Expense)

Other income for the six months ended January 31, 2016 was $18,000, compared to other expense of $3,000 for the six months ended January 31, 2015. The increase is primarily due to the sale of reserved inventory that occurred during the six months ended January 31, 2016.

 Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of January 31, 2016 we have incurred a cumulative net loss of $102,570,000.

During the six months ended January 31, 2016, we issued a total of 17,777,772 shares of common stock and warrants to purchase 20,376,219 shares of common stock for gross proceeds of $8.0 million in private placement financings in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

As of January 31, 2016, we had $6,706,000 in cash and cash equivalents compared with  $1,321,000 in cash and cash equivalents as of July 31, 2015. The net increase in cash and cash equivalents was primarily attributable to proceeds from our issuance of common stock in the private placement noted above. Additionally, as of January 31, 2016, we had $18,450,000 of current liabilities, including $582,000 in accounts payable, compared with  $869,000 of current liabilities, including $560,000 in accounts payable as of July 31, 2015. The net increase in current liabilities is due to the derivative liability incurred from the issuance of warrants associated with the $8.0 million financing discussed above.

In addition, from time to time we have entered into employment agreements with our executives that, under certain cases, provide for the continuation of salary and certain other benefits if these executives are terminated under specified circumstances. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. As of January 31, 2016, no events have occurred resulting in the obligation of any such payments.

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

We believe our available cash on-hand, our current efforts to market and sell our products, and our ability to significantly reduce expenses, will provide sufficient cash resources to satisfy our needs over the next 12 months. However, we do not yet have, and we may never have, significant cash inflows from product sales or from other sources of revenue to offset our ongoing and planned investments in corporate infrastructure, research and development projects, regulatory submissions, business development initiatives, and sales and marketing activities, among other investments. Some or all of our ongoing or planned investments may not be successful and could result in further losses. In addition, irrespective of our cash resources, we may be contractually or legally obligated to make certain investments which cannot be postponed.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, concluded that there were no changes in our internal controls over financial reporting during the three months ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item  1A.  Risk Factors

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended July 31, 2015, which we filed with the SEC on October 28, 2015 (the “Form 10-K”) and Item 1A. to Part II of our Quarterly Report on Form 10-Q for the quarter ended October 31, 2015, which we filed on December 10, 2015 (the “Previous Form 10-Q”).  The risks and uncertainties described in “Item 1A — Risk Factors” of our Form 10-K  and “Item 1A – Risk Factors” of our Previous Form 10-Q have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. to Part I of our Form 10-K or Item 1A. to Part II of our Previous Form 10-Q, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects.

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

101 *

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at January 31, 2016 and July 31, 2015; (ii) Consolidated Statements of Operations for the three and six months ended January 31, 2016 and 2015; (iii) Consolidated Statements of Cash Flows for the six months ended January 31, 2016 and 2015; and (iv) Notes to Consolidated Financial Statements.

*Filed herewith.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE, INC.

Date: March 9, 2016	By:	/s/ HENRY R. LAMBERT
Henry R. Lambert, Chief Executive Officer (Principal Executive Officer)

Date: March 9, 2016	By:	/s/ MARK S. ELLIOTT
Mark S. Elliott, Vice President, Finance
(Principal Financial and Accounting Officer)