Form 10-Q
period 2016-04-30
PURE BIOSCIENCE, INC.
filed 2016-06-09
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2016

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 9, 2016, there were 64,646,645 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PURE Bioscience, Inc.

Form 10-Q

for the Quarterly Period Ended April 30, 2016

PART I – Financial Information

Item 1. Financial Statements

PURE Bioscience, Inc.

Condensed Consolidated Balance Sheets

	April 30, 2016	July 31, 2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$5,405,000	$1,321,000
Accounts receivable	68,000	189,000
Inventories, net	320,000	207,000
Restricted cash	75,000	75,000
Prepaid expenses	312,000	187,000
Total current assets	6,180,000	1,979,000
Property, plant and equipment, net	407,000	90,000
Patents, net	1,021,000	1,192,000
Total assets	$7,608,000	$3,261,000
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$522,000	$560,000
Restructuring liability	44,000	59,000
Accrued liabilities	174,000	246,000
Derivative liability	9,802,000	4,000
Total current liabilities	10,542,000	869,000
Deferred rent	5,000	9,000
Total liabilities	10,547,000	878,000
Commitments and contingencies (See Note 6)
Stockholders’ equity (deficit)
Preferred stock, $0.01 par value: 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized, 62,161,956 shares issued and outstanding at April 30, 2016, and 41,859,297 shares issued and outstanding at July 31, 2015	622,000	420,000
Additional paid-in capital	98,979,000	90,811,000
Accumulated deficit	(102,540,000)	(88,848,000)
Total stockholders’ equity (deficit)	(2,939,000)	2,383,000
Total liabilities and stockholders’ equity (deficit)	$7,608,000	$3,261,000

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended		Three Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
Net product sales	$765,000	$499,000	$403,000	$109,000
Operating costs and expenses
Cost of goods sold	218,000	221,000	116,000	65,000
Selling, general and administrative	3,857,000	3,731,000	1,385,000	1,207,000
Research and development	679,000	562,000	205,000	171,000
Share-based compensation	1,621,000	1,751,000	186,000	766,000
Total operating costs and expenses	6,375,000	6,265,000	1,892,000	2,209,000
Loss from operations	(5,610,000)	(5,766,000)	(1,489,000)	(2,100,000)
Other income (expense)
Fair value of derivative liabilities in excess of proceeds	(1,867,000)	—	—	—
Change in derivative liability	(6,241,000)	5,000	1,506,000	1,000
Interest expense, net	(8,000)	(7,000)	(3,000)	(2,000)
Other income (expense), net	34,000	7,000	16,000	10,000
Total other income (expense)	(8,082,000)	5,000	1,519,000	9,000
Net income (loss)	$(13,692,000)	$(5,761,000)	$30,000	$(2,091,000)
Net income (loss) per common share-basic	$(0.25)	$(0.15)	$0.00	$(0.05)
Net income (loss) per common share-diluted	$(0.25)	$(0.15)	$(0.02)	$(0.05)
Weighted average shares-basic	54,329,594	39,221,585	61,445,913	40,836,625
Weighted average shares-diluted	54,329,594	39,221,585	71,308,771	40,836,625

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	April 30,
	2016	2015
Operating activities
Net loss	$(13,692,000)	$(5,761,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,621,000	1,751,000
Amortization of stock issued for services	163,000	66,000
Fair value of derivative liabilities in excess of proceeds	1,867,000	—
Depreciation and amortization	154,000	154,000
Impairment of patents	48,000	—
Change in fair value of derivative liability	6,241,000	(5,000)
Changes in operating assets and liabilities:
Accounts receivable	121,000	(39,000)
Inventories	(113,000)	42,000
Prepaid expenses	—	(4,000)
Accounts payable and accrued liabilities	(125,000)	(1,061,000)
Deferred rent	(4,000)	(3,000)
Net cash used in operating activities	(3,719,000)	(4,860,000)
Investing activities
Investment in patents	(11,000)	(16,000)
Purchases of property, plant and equipment	(337,000)	(81,000)
Net cash used in investing activities	(348,000)	(97,000)
Financing activities
Net proceeds from the sale of common stock	8,000,000	7,401,000
Net proceeds from the exercise of warrants	151,000	—
Net cash provided by financing activities	8,151,000	7,401,000
Net increase in cash and cash equivalents	4,084,000	2,444,000
Cash and cash equivalents at beginning of period	1,321,000	86,000
Cash and cash equivalents at end of period	$5,405,000	$2,530,000
Supplemental disclosure of cash flow information
Cash paid for taxes	$2,000	$1,600
Warrant liability removed due to settlements	$6,310,000	$—
Common stock issued for prepaid services	$288,000	$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information pursuant to the instructions to Form 10-Q and Article 10/Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2016 are not necessarily indicative of the results that may be expected for other quarters or the year ending July 31, 2016. The July 31, 2015 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in our Annual Report on Form 10-K. For more complete information, these unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended July 31, 2015 included in our Annual Report on Form 10-K covering such period filed with the Securities and Exchange Commission, or SEC, on October 28, 2015.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

2. Liquidity

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of April 30, 2016, we have incurred a cumulative net loss of $102,540,000.

As of April 30, 2016, we had $5,405,000 in cash and cash equivalents, and $522,000 of accounts payable. As of April 30, 2016, we have no long-term debt.

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

3. Income (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the sum of the weighted-average number of common shares outstanding during the period and the weighted-average number of dilutive common share equivalents outstanding during the period, using the treasury stock method. Dilutive common share equivalents are comprised of in-the-money stock options, warrants and restricted stock units, based on the average stock price for each period using the treasury stock method. For the three months ended April 30, 2016 and 2015, the incremental dilutive common share equivalents were 9,862,858 and zero, respectively. Since we incurred a loss for the nine months ended April 30, 2016 and 2015, the number of shares issuable upon the exercise of stock options, the vesting of restricted stock units, and the exercise of warrants, none of which are included in the computation of basic net loss per common share, was 18,946,821 and 9,298,956, respectively.

4. Comprehensive Income (Loss)

Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments. For the three and nine months ended April 30, 2016 and 2015, our comprehensive income (loss) consisted only of net income (loss).

5. Inventory

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Inventories consist of the following:

	April 30, 2016	July 31, 2015
Raw materials	$149,000	$96,000
Finished goods	171,000	111,000
	$320,000	$207,000

6. Commitments and Contingencies

Severance Agreement

On August 13, 2013, the Company entered into a Severance and Release Agreement with Dennis Brovarone, a former Board member. Mr. Brovarone will receive $91,000, payable in 60 monthly installments of approximately $1,600, commencing December 11, 2013 for amounts previously accrued as of July 31, 2013. Approximately $44,000 remains payable under the agreement and is included in the accrued restructuring liability section of the condensed consolidated balance sheet as of April 30, 2016.

7. Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the three and nine months ended April 30, 2016 we incurred $48,000 of expense relating to the impairment of long-lived assets. No impairment expense was recorded during the three and nine months ended April 30, 2015.

8. Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the authoritative guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.

●	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In connection with the October and November 2015 Private Placements and a prior Bridge Loan, we issued warrants with derivative features. These instruments are accounted for as derivative liabilities (See Note 9).

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

The following table provides a reconciliation of the beginning and ending balances of the derivative liabilities for the nine months ended April 30, 2016:

Warrant
Liability
Balance at July 31, 2015	$4,000
Issuances	9,867,000
Settlement of warrant liability	(6,310,000)
Adjustments to estimated fair value	6,241,000
Balance at April 30, 2016	$9,802,000

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

We accounted for the combined 20,376,219 warrants issued in connection with the Private Placement Financing in accordance with the accounting guidance for derivatives. The applicable accounting guidance sets forth a two-step model to be applied in determining whether a financial instrument is indexed to an entity’s own stock, which would qualify such financial instruments for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the stockholders’ equity section of the entity’s balance sheet. We determined the warrants were ineligible for equity classification due to anti-dilution provisions set forth therein.

The estimated fair value of the five year warrants issued on the October Closing Date, as of the October Closing Date, and at April 30, 2016, was $4,034,000 and $6,083,000, respectively. The following assumptions were used as inputs to the Monte Carlo option pricing model at April 30, 2016 for the five year warrants: stock price of $1.12 and a warrant exercise price of $0.45; our historical stock price volatility of 90%; risk free interest rate on U.S. treasury notes of 1.2%; and warrant expiration of 4.5 years.

The six month warrants issued on the October Closing Date expired unexercised on April 23, 2016. The estimated fair value of the six month warrants issued on the October Closing Date, as of the October Closing Date, and at April 23, 2016, was $2,974,000 and $6,067,000, respectively. The fair value on expiration was returned to additional paid in capital and is reflected in the Settlement of warrant liability section on the table above.

The estimated fair value of the derivative warrants issued on the November Closing Date, as of the November Closing Date, and at April 30, 2016, was $2,859,000 and $3,710,000, respectively. The following assumptions were used as inputs to the Monte Carlo option pricing model at April 30, 2016: for the five year warrant, stock price of $1.12 and a warrant exercise price of $0.45; our historical stock price volatility of 90%; risk free interest rate on U.S. treasury notes of 1.2%; warrant expiration of 4.6 years; for the six month warrant, stock price of $1.12 and a warrant exercise price of $0.45; our historical stock price volatility of 90%; risk free interest rate on U.S. treasury notes of 0.2%; warrant expiration of 0.1 years.

During the three months ended April 30, 2016, 335,981 of the six month warrants issued on the November Closing Date were exercised. The fair value on exercise of $243,000 was returned to additional paid in capital and is reflected in the Settlement of warrant liability section on the table above.

Given that the fair value of the derivative warrants issued on the October Closing Date exceeded the total proceeds of the private placement of $6,000,000, as of the October Closing Date, no net amounts were allocated to the common stock. The $1,008,000 amount by which the recorded liabilities exceeded the proceeds was charged to other expense at the October Closing Date. Given that the fair value of the derivative liabilities issued on the November Closing Date exceeded the total proceeds of the private placement of $2,000,000, as of the November Closing Date, no net amounts were allocated to the common stock. The $859,000 amount by which the recorded liabilities exceeded the proceeds was charged to other expense at the November Closing Date. We have revalued the derivative liability as of April 30, 2016, and will continue to do so on each subsequent balance sheet date until the securities to which the derivative liabilities relate are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense.

As of April 30, 2016, we had a warrant liability of $9,000 related to 132,420 warrants issued pursuant to a Bridge Loan financing that occurred during the fourth quarter of 2012. Currently there are 9,709 warrants outstanding that were issued in connection with the Bridge Loan. The following assumptions were used as inputs to the model at April 30, 2016: stock price of $1.12 and a warrant exercise price of $0.20 as of the valuation date; our historical stock price volatility of 76.65%; risk free interest rate on U.S. treasury notes of 0.2%; warrant expiration of 0.65 years.

On April 30, 2016, the total value of the derivative liabilities was $9,802,000. The change in fair value of the warrant liability for the three and nine months ended April 30, 2016, was a decrease of $1,506,000 and an increase of $6,241,000, respectively, which was recorded as a change in derivative liability in the consolidated statement of operations.

10. Stockholders’ Equity

Private Placements

On October 23, 2015, we completed the initial closing of the Private Placement Financing pursuant to a securities purchase agreement (the “Securities Purchase Agreement”), providing for the issuance and sale by us to Franchise Brands, LLC (the “Investor”) of (i) an aggregate of 13,333,333 shares (collectively, the “Purchase Shares”) of our common stock (the “Common Stock”) at a purchase price of $0.45 per share, (ii) a warrant to purchase up to an aggregate of 6,666,666 shares of Common Stock with a term of five years (the “Five-Year Warrant”) and (iii) a warrant to purchase up to an aggregate of 8,666,666 shares of Common Stock with a term of six months and only exercisable for cash (the “Six-Month Warrant”), for aggregate gross proceeds to us of $6.0 million. The six month warrants issued on October 23, 2015 expired unexercised.

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

During the three months ended April 30, 2016, 335,981 of the six month warrants issued on the November Closing Date were exercised and, subsequent to April 30, 2016, 2,484,689 of the six month warrants issued on the November Closing Date were exercised.

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

The Warrants issued in connection with the Private Placement Financing have an exercise price of $0.45 per share, are exercisable immediately after their issuance and have a term of exercise equal to the earlier of (i) five years or six months, for the Five-Year Warrants and Six-Month Warrants, respectively, after their issuance date or (ii) the consummation of an Acquisition Event (as defined in the Warrants). The Warrants are subject to a broad-based anti-dilution adjustment in the event the Company issues shares of Common Stock without consideration or for consideration per share less than the exercise price in effect immediately prior to such issuance; provided however, that such adjustment does not apply to an Excluded Issuance (as such term is defined in the Warrants). Additionally, the number of Warrant Shares issuable upon exercise of the Warrants and the applicable exercise price therefore are subject to adjustment in the event of a stock dividend, stock split or combination as set forth in the Warrants.

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

During the nine months ended January 31, 2015, we issued a total of 10,086,025 shares of common stock and warrants to purchase 4,652,312 shares of common stock for gross proceeds of $7,493,000. After deducting fees of $92,000, the net proceeds to us were $7,401,000. The warrants issued during the six months ended January 31, 2015 have a five-year term, are exercisable immediately, and have exercise prices ranging from $0.01 to $0.75 per share. A fair value of $4,397,000 was estimated for the warrants using the Black-Sholes valuation method using a volatility of 133.74%, an interest rate of 1.50% and a dividend yield of zero. We determined that the warrants issued in connection with the private placements were equity instruments and did not represent derivative instruments.

Warrants

During the three months ended April 30, 2016, we received $151,000 from the exercise of warrants issued in November 2015 to purchase 335,981 shares of our common stock.

During the nine months ended April 30, 2016, there was a net exercise on 28,000 warrants which resulted in the issuance of 13,906 shares of our common stock. As these warrants were net exercised, as permitted under the respective warrant agreement, we did not receive any cash proceeds. The warrants were issued in connection with a prior year private placement and were considered equity instruments.

Other Activity

During the three months ended April 30, 2016, we entered into a two-year service agreement for general financial advisory services. In accordance with the agreement we issued 250,000 shares of common stock, with a value of $288,000. The value was capitalized to prepaid expense and is being amortized over the term of the agreement. During the three months ended April 30, 2016, we recognized $7,000 of expense related to these services.

11. Share-Based Compensation

Restricted Stock Units

During the nine months ended April 30, 2016, the Compensation Committee of the Board of Directors issued 200,000 restricted stock units (“RSUs”) to Henry R. Lambert, our Chief Executive Officer. The RSUs vest based on performance conditions and expire July 31, 2018. If the performance conditions are not met, or expected to be met, no compensation cost will be recognized on the underlying RSUs. If the performance condition is expected to be met, the expense will be allocated over the performance period. The RSUs granted to Mr. Lambert were not granted pursuant to any compensatory, bonus, or similar plan maintained or otherwise sponsored by the Company.

In addition, during the nine months ended April 30, 2016, we issued 612,500 RSUs to key employees. The RSUs vest based on performance and service conditions. If the performance conditions are not met, or expected to be met, no compensation cost will be recognized on the underlying RSUs. If the performance condition is expected to be met, the expense will be allocated over the performance period.

During the three and nine months ended April 30, 2016, 1,400,000 and 1,925,000 RSUs vested based on service conditions that were satisfied during the period, resulting in the issuance of 1,400,000 and 1,925,000 shares of common stock, respectively. Of the 1,285,000 RSUs outstanding, we currently expect 400,000 to vest. As of April 30, 2016, there was $196,000 of unrecognized non-cash compensation cost related to RSUs we expect to vest, which will be recognized over a weighted average period of 1.12 years. During the nine months ended April 30, 2016, 812,500 RSUs were forfeited.

For the three months ended April 30, 2016 and 2015, share-based compensation expense for outstanding RSUs was $136,000 and $750,000, respectively. For the nine months ended April 30, 2016 and 2015, share-based compensation expense was $1,495,000 and $1,703,000, respectively.

Stock Option Plans

In February 2016, we amended and restated our 2007 Equity Incentive Plan, or the Plan, to, among other changes, increase the number of shares of common stock issuable under the Plan by 4,000,000 shares and extend the term of the Plan until February 4, 2026. The Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee or the Board of Directors. Our 2007 Equity Incentive Plan is the only active plan pursuant to which options to acquire common stock or restricted stock awards can be granted and are currently outstanding. As of April 30, 2016, there were approximately 3.0 million shares available for issuance under the Plan

A summary of our stock option activity for the nine months ended April 30, 2016 is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 31, 2015	434,218	$4.07
Granted	850,000	$1.07
Cancelled	(3,125)	$19.76
Outstanding at April 30, 2016	1,281,093	$2.04	$84,000

The weighted-average remaining contractual term of options outstanding at April 30, 2016 was 2.43 years.

At April 30, 2016, 528,593 options were exercisable. These options had a weighted-average exercise price of $3.31, an aggregate intrinsic value of $72,000, and a weighted average remaining contractual term of 3.19 years.

We use the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	For the nine months ended April 30,
	2016	2015
Volatility	84.20%	-
Risk-free interest rate	0.70%	-
Dividend yield	0.0%	-
Expected life	1.73 years	-

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

The weighted average expected life of options was estimated using the average of the contractual term and the weighted average vesting term of the options. Certain options granted to consultants are subject to variable accounting treatment and are required to be revalued until vested.

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

The total unrecognized compensation cost related to unvested stock option grants as of April 30, 2016 was approximately $216,000 and the weighted average period over which these grants are expected to vest is 0.89 years.

For the three months ended April 30, 2016 and 2015, share-based compensation expense for outstanding stock options was $50,000 and $16,000, respectively. For the nine months ended April 30, 2016 and 2015, share-based compensation expense was $126,000 and $48,000, respectively.

12. Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We do not intend to early adopt this standard. We are still evaluating what effect the adoption of this standard will have on the financial condition of the Company.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize “right of use” assets and liabilities for all leases with lease terms of more than 12 months. The ASU requires additional quantitative and qualitative financial statement footnote disclosures about the leases, significant judgments made in accounting for those leases and amounts recognized in the financial statements about those leases. The effective date will be the first quarter of fiscal year 2019. We are currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this Update do not change the core principle of the guidance. The amendments clarify the implementation guidance on principal versus agent considerations. ASU No. 2016-08 was amended by ASU No. 2016-10 to identify performance obligations and licensing. These amendments should be adopted concurrent with adoption of ASU 2014-09. We have not yet determined the effect of the standard on our ongoing financial reporting.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which is designed to simplify several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. ASU No. 2016-09 is effective for annual reporting periods, and interim periods within those periods, beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of ASU No. 2016-09 on our consolidated financial statements.

13. Subsequent Events

Subsequent to April 30, 2016, we received $1,118,110 from the exercise of warrants to purchase 2,484,689 shares of our common stock. The warrants were issued in connection with the November 23, 2015 Private Placement Financing.

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

Based on these statistics, we believe there is a significant market opportunity for our safe, non-toxic and effective SDC-based solutions. We currently offer PURE® Hard Surface as a food contact surface sanitizer and disinfectant to restaurant chains and food processors. One of our customers is SUBWAY® Restaurants, which has approved PURE Hard Surface for use system-wide (27,000 U.S. stores). We also intend to offer PURE Control® as a direct food contact processing aid, which requires certain FDA and USDA approvals. We received the required FDA approvals to market PURE Control as a direct food contact processing aid for raw poultry and fresh produce in December 2015 and January 2016, respectively, and are preparing to launch PURE Control as a direct food contact processing aid for fresh produce. We intend to offer PURE Control as a direct food contact processing aid for raw poultry upon receipt of the required USDA approvals, which we expect as early as the third calendar quarter of 2016. We are currently testing and continuing development of PURE Control to allow us to seek regulatory approval to also utilize PURE Control as a direct food contact processing aid for raw meats, including beef and pork. In addition to our direct sales efforts with PURE Hard Surface and PURE Control, we market and sell our SDC-based products indirectly through third-party distributors.

Business Strategy

Our goal is to become a sustainable company by commercializing the SDC-based products we have developed with our proprietary technology platform. We are focused on delivering leading antimicrobial products that address food safety risks across the food industry supply chain. Key aspects of our business strategy include:

•	Expanding sales and distribution for our products into the food industry with a focus on a dual track of food safety market opportunities:

•	Hard Surface Disinfectant - commercializing the current EPA registered PURE Hard Surface disinfectant and sanitizer for use in foodservice operations and food manufacturing.

•	Direct Food Contact - commercializing FDA approved PURE Control as a direct food contact processing aid for fresh produce; commercialize, subject to USDA approval, the use of SDC as a food processing and intervention aid for food processors treating raw poultry; commercialize, subject to both FDA and USDA approval, the use of SDC as a food processing and intervention aid for food processors treating raw beef and pork.

•	Establishing strategic alliances to maximize the commercial potential of our technology platform;

•	Developing additional proprietary products and applications; and

•	Protecting and enhancing our intellectual property.

In addition to our current products addressing food safety, we intend to continue to leverage our technology platform through licensing and distribution collaborations in order to develop new products and enter into new markets that could potentially generate multiple sources of revenue.

Our Products

Our near-term focus is on delivering leading antimicrobial products that address food safety risks across the food industry supply chain. We currently offer PURE Hard Surface as a food contact surface sanitizer and disinfectant to restaurant chains and food processors. One of our customers is SUBWAY® Restaurants, which has approved PURE Hard Surface for use system-wide (27,000 U.S. stores). We received the required FDA approvals to market PURE Control as a direct food contact processing aid for raw poultry and fresh produce in December 2015 and January 2016, respectively, and are preparing to launch PURE Control as a direct food contact processing aid for fresh produce. We intend to offer PURE Control as a direct food contact process aid for raw poultry as soon as we receive the required approvals from the USDA, which we expect as early as the third calendar quarter of 2016. We are currently testing and continuing development of PURE Control to allow us to seek regulatory approval to utilize PURE Control as a direct food contact processing aid for raw meats, including beef and pork.

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

Receipt of the FDA’s approval enabled us to initiate the next step in the regulatory approval process: obtaining USDA approval. As part of that process, we are preparing to conduct in-plant trials with the authorization of the USDA. We anticipate receiving the required approvals to market PURE Control as a direct food contact processing aid for raw poultry as early as the third calendar quarter of 2016.

Testing data conducted by Dr. James Marsden at Kansas State University and submitted in support of our FCN showed that, SDC achieved an average reduction in Salmonella of 2.75 log10 CFU/cm2 when applied as an OLR (online reprocessing) spray and 6.28 log10 CFU/cm2 when combined with an immersion chilling process simulating current U.S. industry practices. We believe that testing by Dr. Marsden provides support to the following benefits of SDC for poultry processing:

●	The use of SDC antimicrobial solution in poultry processing has the potential to enable plants to achieve non-detectable Salmonella levels post-chill process.

●	A sensory evaluation of SDC showed no difference in color, appearance or odor in treated poultry.

●	SDC offers a highly effective alternative to hazardous and difficult to blend chemicals currently used as treatments in raw poultry processing.

●	SDC is a significant improvement over current processing practices. The product is:

●    Easier to handle and dilute;

●    Non-corrosive to processing equipment;

●    Does not create noxious fumes; and

●    Poultry processors will also benefit from the highly stable solution, ease of use and improved worker safety.

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

Comparison of the Three Months Ended April 30, 2016 and 2015

Net Product Sales

Net product sales were $403,000 and $109,000 for the three months ended April 30, 2016 and 2015, respectively. The increase of $294,000 was primarily attributable to an increase in food safety sales and fluctuations within our existing legacy customer base.

For the three months ended April 30, 2016, two individual customers accounted for 48% and 25%, of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

For the three months ended April 30, 2015, four individual customers accounted for 25%, 19%, 17%, and 10% of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S

Cost of Goods Sold

Cost of goods sold was $116,000 and $65,000 for the three months ended April 30, 2016 and 2015, respectively. The Increase of $51,000 was attributable to increased net product sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 71% and 40% for the three months ended April 30, 2016 and 2015, respectively. The increase in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the quarter ended April 30, 2016 as compared with the prior year.

Selling, General and Administrative Expense

Selling, general and administrative expense was $1,385,000 and $1,207,000 for the three months ended April 30, 2016 and 2015, respectively. The increase of $178,000 was primarily attributable to marketing costs, investor relations and personnel costs.

Research and Development Expense

Research and development expense was $205,000 and $171,000 for the three months ended April 30, 2016 and 2015, respectively. The increase of $34,000 was primarily attributable to third-party testing and research.

Share-Based Compensation

Share-based compensation expense was $186,000 and $766,000 for the three months ended April 30, 2016 and 2015, respectively. The decrease of $580,000 is primarily due to the vesting of stock options and restricted stock units granted to employees supporting our selling, general and administrative, and research and development functions during the prior fiscal year.

Change in Derivative Liability

Change in derivative liability for the three months ended April 30, 2016 and 2015 was a decrease of $1,506,000 and $1,000, respectively. The decrease is primarily due to the expiration of 8,666,666 warrants issued in connection with the October Private Placement Financings, as well as, a decrease in the Company’s common stock price and updates to the assumptions used in the fair value pricing model (See Notes 8 and 9).

Interest Expense

Interest expense for the three months ended April 30, 2016 and 2015 was $3,000 and $2,000, respectively.

Other Income (Expense)

Other income for the three months ended April 30, 2016 and 2015 was $16,000 and $10,000, respectively. The increase is primarily due to the sale of reserved inventory that occurred during the current quarter.

Comparison of the Nine Months Ended April 30, 2016 and 2015

Net Product Sales

Net product sales were $765,000 and $499,000 for the nine months ended April 30, 2016 and 2015, respectively. The increase of $266,000 was primarily attributable to an increase in food safety sales and fluctuations within our existing legacy customer base.

For the nine months ended April 30, 2016, two individual customers accounted for 45% and 13%, of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

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

Cost of Goods Sold

Cost of goods sold was $218,000 and $221,000 for the nine months ended April 30, 2016 and 2015, respectively. The decrease of $3,000 was primarily attributable to the sales of higher margin products during the current year.

Gross margin as a percentage of net product sales, or gross margin percentage, was 72% and 56% for the nine months ended April 30, 2016 and 2015, respectively. The increase in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the nine months ended April 30, 2016 as compared with the prior year.

Selling, General and Administrative Expense

Selling, general and administrative expense was $3,857,000 and $3,731,000 for the nine months ended April 30, 2016 and 2015, respectively. The increase of $126,000 was primarily attributable to increased marketing costs offset by decreased personnel and facility costs.

Research and Development Expense

Research and development expense was $679,000 and $562,000 for the nine months ended April 30, 2016 and 2015, respectively. The increase of $117,000 was primarily attributable to third-party testing and research supporting our FDA approvals.

Share-Based Compensation

Share-based compensation expense was $1,621,000 and $1,751,000 for the nine months ended April 30, 2016 and 2015, respectively. The decrease of $130,000 is primarily due to the vesting of stock options and restricted stock units granted to employees supporting our selling, general and administrative, and research and development functions during the prior fiscal year.

Fair Value of Derivative Liabilities in Excess of Proceeds.

The fair value of derivative liabilities in excess of proceeds was $1,867,000 and zero for the nine months ended April 30, 2016 and 2015, respectively (See Notes 8 and 9).

Change in Derivative Liability

Change in derivative liability for the nine months ended April 30, 2016 and 2015 was an increase of $6,241,000 and a decrease of $5,000, respectively. The increase is due to the 20,376,219 warrants issued in connection with the October and November Private Placement Financings, as well as, updates to the assumptions used in the fair value pricing model (See Notes 8 and 9).

Interest Expense

Interest expense for the nine months ended April 30, 2016 and 2015 was $8,000 and $7,000, respectively.

Other Income (Expense)

Other income for the nine months ended April 30, 2016 and 2015 was $34,000 and $7,000, respectively. The increase is primarily due to the sale of reserved inventory that occurred during the nine months ended April 30, 2016.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of April 30, 2016 we have incurred a cumulative net loss of $102,540,000.

During the nine months ended April 30, 2016, we issued a total of 17,777,772 shares of common stock and warrants to purchase 20,376,219 shares of common stock for gross proceeds of $8.0 million in private placement financings in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws. In addition, we received $151,000 from the exercise of warrants to purchase 335,981 shares of our common stock.

As of April 30, 2016, we had $5,405,000 in cash and cash equivalents compared with $1,321,000 in cash and cash equivalents as of July 31, 2015. The net increase in cash and cash equivalents was primarily attributable to proceeds from our issuance of common stock in the private placement noted above. Additionally, as of April 30, 2016, we had $10,542,000 of current liabilities, including $522,000 in accounts payable, compared with $869,000 of current liabilities, including $560,000 in accounts payable as of July 31, 2015. The net increase in current liabilities is due to the derivative liability incurred from the issuance of warrants associated with the $8.0 million financing discussed above.

In addition, from time to time we have entered into employment agreements with our executives that, under certain cases, provide for the continuation of salary and certain other benefits if these executives are terminated under specified circumstances. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. As of April 30, 2016, no events have occurred resulting in the obligation of any such payments.

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

For purposes of testing impairment, we group our long-lived assets at the lowest level for which there are identifiable cash flows independent of other asset groups. Currently, there is only one level of aggregation for our intangible assets. We assess the impairment of long-lived assets, consisting of property, plant, and equipment and our patent portfolio, whenever events or circumstances indicate that the carrying value may not be recoverable. Examples of such events or circumstances include:

●	an asset group’s ability to continue to generate income from operations and positive cash flow in future periods;

●	loss of legal ownership or title to the asset(s);

●	significant changes in our strategic business objectives and utilization of the asset(s); and

●	the impact of significant negative industry or economic trends.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, concluded that there were no changes in our internal controls over financial reporting during the three months ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended April 30, 2016, we entered into a two-year service agreement for general financial advisory services. In accordance with the agreement, we issued 250,000 shares of common stock with a stated value of $288,000. The shares of common stock were issued without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state law.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

3.1	Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.1.1	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.2	Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

3.2.1	Amendment to the Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

4.1	Form of Investor Warrant (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed with the SEC on September 2, 2009)

4.2	Wharton Capital Markets LLC Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on March 16, 2012)

4.3	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on September 13, 2012)

4.4	Morrison & Foerster LLP Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on January 31, 2013)

4.5	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC April 23, 2013)

4.6	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC August 27, 2014)

4.7	Form of Five-Year Warrant (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on October 28, 2015)

4.8	Form of Six-Month Warrant (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on October 28, 2015)

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at April 30, 2016 and July 31, 2015; (ii) Consolidated Statements of Operations for the three and nine months ended April 30, 2016 and 2015; (iii) Consolidated Statements of Cash Flows for the nine months ended April 30, 2016 and 2015; and (iv) Notes to Consolidated Financial Statements.

* Filed herewith.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE, INC.

Date: June 9, 2016	By:	/s/ HENRY R. LAMBERT
Henry R. Lambert, Chief Executive Officer
(Principal Executive Officer)

Date: June 9, 2016	By:	/s/ MARK S. ELLIOTT
Mark S. Elliott, Vice President, Finance
(Principal Financial and Accounting Officer)

