Form 10-K
period 2016-07-31
PURE BIOSCIENCE, INC.
filed 2016-10-27
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2016

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file No. 001-14468

PURE Bioscience, Inc.

(Exact name of registrant as specified in charter)

Delaware	33-0530289
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1725 Gillespie Way

El Cajon, California 92020

(Address of principal executive office, including zip code)

(619) 596-8600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act). See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the registrant’s voting stock held by non-affiliates, as of the last day of the registrant’s second quarter, was approximately $63,478,000 (computed on the basis of the closing price of the common stock on the OTCQB Bulletin Board on January 31, 2016).

As of October 27, 2016, there were 64,823,917 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

Other Information

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “PURE” and the “Company” refer to PURE Bioscience, Inc., a Delaware corporation, and its subsidiary, on a consolidated basis, unless otherwise stated.

2

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by words such as “if,” “shall,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” or the negative of these terms and other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. Additionally, statements concerning future matters such as our business strategy, development of new products, regulatory approvals, sales levels, expense levels, cash flows, future commercial and financing matters, future partnering opportunities and other statements regarding matters that are not historical are forward-looking statements.

Although the forward-looking statements in this Annual Report reflect our good faith judgment, based on currently available information, they involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” contained in Part I, Item 1A of this Annual Report. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report on Form 10-K will prove to be accurate, and you are cautioned not to place undue reliance on any forward-looking statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date we file this Annual Report with the Securities and Exchange Commission, or to conform these statements to actual results or to changes in our expectations. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission after the date we file this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report.

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

Based on these statistics, we believe there is a significant market opportunity for our safe, non-toxic and effective SDC-based solutions. We currently offer PURE® Hard Surface as a food contact surface sanitizer and disinfectant to restaurant chains and food processors. We also offer PURE Control® as a direct food contact processing aid. We received the required FDA approvals to market PURE Control® as a direct food contact processing aid for raw poultry and fresh produce in December 2015 and January 2016, respectively. In July 2016, we received a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry. We have not, however, received the required approval from the USDA to utilize PURE Control in OLR poultry processing, which effectively restricts our ability to commercialize PURE Control for poultry processing until we receive such additional approval. We continue our on-going plant trials to optimize the application of PURE Control, including with higher concentrations of SDC, in OLR to gain USDA approval for use in that stage of poultry processing. Based on these on-going plant trials, we have submitted an additional FCN to the FDA to allow us to use higher concentrations of SDC in poultry processing to have the flexibility to adjust to varying plant and processing conditions. Additionally, we are currently testing and continuing development of PURE Control to allow us to seek regulatory approval to also utilize PURE Control as a direct food contact processing aid for raw meats, including beef and pork. In addition to our direct sales efforts with PURE Hard Surface and PURE Control, we market and sell our SDC-based products indirectly through third-party distributors.

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

Market Opportunity

U.S. Incidence and Cost of Foodborne Illness

According to an Ohio State University study published in the Journal of Food Protection, completed by Dr. Scharff, a consumer science professor, foodborne illness poses a $77.7 billion economic burden in the United States annually. This cost estimate includes health related costs, associated medical costs, productivity losses, mortality, and pain and suffering. The study noted that excluding the estimated costs for pain and suffering, health related costs exceeded $51 billion. The study does not include costs to the food industry, including reduced consumer confidence, reduced brand value, product recall costs, and litigation, nor does it include the cost to public health agencies (local, state and federal) that are required to respond to illnesses and outbreaks. In addition, the study cited Salmonella as the most costly pathogen with an economic burden estimated to be in excess of $11 billion. This is primarily due to its high incidence and mortality rate.

Increased Regulatory Requirements in the U.S.

The increasing trend of reported foodborne illness over the last decade has resulted in heightened awareness by various government agencies, national media and social media outlets thereby affecting consumer confidence and elevating federal and state regulatory scrutiny.

In 2011, the Food Safety Modernization Act was passed by the U.S. Congress, resulting in increased regulatory requirements for preventive controls, verification and validation of food safety plans by food processors. Additionally, in December 2013, the Food Safety and Inspection Service (FSIS) of the USDA, announced its Salmonella Action Plan (SAP), which is focused on identifying solutions to reduce the incidence of Salmonella in meat and poultry. We believe that the implementation of the SAP will increase the need for new, effective interventions to assist in reducing the incidence of Salmonella in meat and poultry.

Limitations of Existing Food Safety Solutions

The statistics of the U.S. public health problems attributed to pathogens in the food supply chain demonstrate the increasing need for more effective, efficient and safer interventions. The U.S. food industry continues to rely on the use of toxic chemicals as processing aids or interventions during food processing operations for which pathogens are becoming increasingly resistant and rendering current interventions less efficacious. Most of these chemicals carry various warning labels for their toxicity characteristics and negatively affect safety of processing plant personnel, plant operating equipment and the plant environment and its surroundings.

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

Our studies indicate that our SDC-based products are more effective in reducing or eliminating pathogens than existing chemical interventions. Pilot poultry processing studies showed that SDC achieved an average reduction in Salmonella of 2.75 log 10 CFU/cm 2 when applied as an OLR spray and 6.28 log10 CFU/cm2 when combined with an immersion chilling process simulating current U.S. industry practices. This data suggests that the use of SDC in poultry processing has the potential to achieve non-detectable Salmonella levels. Similarly, pilot produce processing studies showed that SDC achieved average reductions up to 2.36 log10 CFU/cm2 when applied alone as a spray and up to 3.10 log10 CFU/cm2 when combined with chlorine wash, simulating current processing practices. Currently, produce processors hope to achieve only a 1 log10 CFU/cm2 reduction per intervention treatment. This data suggests that by incorporating SDC, produce processors can improve their results 100-fold with only one step. Moreover, sensory evaluations of both poultry and produce treated with SDC indicated no difference in color, appearance or odor to untreated controls. Additionally, SDC had no effect on the nutritional composition of either poultry or produce.

In addition to providing better efficacy, our SDC-based products can provide users with the following benefits compared to the current processing chemicals they are using:

●	Easier to handle and dilute;

●	Non-corrosive to processing equipment; and

●	Non-toxic to manufacturing personnel by not creating noxious fumes or other detrimental environmental effluence.

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

Business Strategy

Our goal is to become a sustainable company by commercializing the SDC-based products we have developed with our proprietary technology platform. We are focused on delivering leading antimicrobial products that address food safety risks across the food industry supply chain. Key aspects of our business strategy include:

●	Expanding sales and distribution for our products into the food industry with a focus on a dual track of food safety market opportunities:

●	Hard Surface Disinfectant - commercializing our current EPA registered PURE Hard Surface disinfectant and sanitizer for use in foodservice operations and food manufacturing.

●	Direct Food Contact - commercializing FDA approved PURE Control as a direct food contact processing aid for fresh produce; commercializing FDA approved PURE Control as a food processing and intervention aid for food processors treating raw poultry subject to further USDA approval; expecting to commercialize, subject to both FDA and USDA approval, the use of SDC as a food processing and intervention aid for food processors treating raw beef and pork.

●	Establishing strategic alliances to maximize the commercial potential of our technology platform;

●	Developing additional proprietary products and applications; and

●	Protecting and enhancing our intellectual property.

In addition to our current products addressing food safety, we intend to leverage our technology platform through licensing and distribution collaborations in order to develop new products and enter into new markets that could potentially generate multiple sources of revenue.

Our Products

Our near-term focus is on delivering leading antimicrobial products that address food safety risks across the food industry supply chain. We currently offer PURE Hard Surface as a food contact surface sanitizer and disinfectant to restaurant chains and food processors. We also offer PURE Control as a direct food contact processing aid. We received the required FDA approvals to market PURE Control as a direct food contact processing aid for raw poultry and fresh produce in December 2015 and January 2016, respectively. In July 2016, we received a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry. We have not, however, received the required approval from the USDA to utilize PURE Control in OLR poultry processing, which effectively restricts our ability to commercialize PURE Control for poultry processing until we receive such additional approval. We continue our on-going plant trials to optimize the application of PURE Control, including with higher concentrations of SDC, in OLR to gain USDA approval for use in that stage of poultry processing. Based on these on-going plant trials, we have submitted an additional FCN to the FDA to allow us to use higher concentrations of SDC in poultry processing to have the flexibility to adjust to varying plant and processing conditions. Additionally, we are currently testing and continuing development of PURE Control to allow us to seek regulatory approval to also utilize PURE Control as a direct food contact processing aid for raw meats, including beef and pork.

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

PURE® Hard Surface Disinfectant and Sanitizer (Ready to Use)

PURE Hard Surface is our SDC-based, patented and EPA-registered, ready-to-use hard surface disinfectant and food contact surface sanitizer. PURE Hard Surface combines high efficacy and low toxicity with bacterial and viral kill times in as few as 30-seconds and 24-hour residual protection. The product kills resistant pathogens such as MRSA and Carbapenem-resistant Klebsiella pneumoniae (NDM-1), and effectively eliminates dangerous fungi and viruses including HIV, Hepatitis B, Hepatitis C, Norovirus, Influenza A, Avian Influenza and H1N1. It also eradicates hazardous food pathogens such as E. coli, Salmonella, Campylobacter and Listeria. PURE Hard Surface delivers broad-spectrum efficacy yet remains classified as least-toxic by the EPA. The active ingredient, SDC, has been designated as “Generally Recognized as Safe,” or GRAS, for use on food processing equipment, machinery and utensils.

PURE Control®

We have the necessary regulatory approvals from the FDA to offer PURE Control as a direct food contact processing aid for fresh produce and raw poultry. We also have regulatory approvals from the USDA for certain methods of application of PURE Control on poultry and we are also performing additional trials to gain further USDA approvals for additional food contact applications for poultry. Additionally, we are currently testing and continuing development of PURE Control to allow us to seek regulatory approval to also utilize PURE Control as a direct food contact processing aid for raw meats, including beef and pork.

Poultry Processing Aid. In December 2015, we received the required approvals from the FDA stating that our FCN (food contact notification) for SDC as a raw poultry processing aid is complete. We have received a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry. We have not, however, received the required approval from the USDA to utilize PURE Control in OLR poultry processing, which effectively restricts our ability to commercialize PURE Control for poultry processing until we receive such additional approval. We continue our on-going plant trials to optimize the application of PURE Control, including with higher concentrations of SDC, in OLR to gain USDA approval for use in that stage of poultry processing. Based on these on-going plant trials, we have submitted an additional FCN to the FDA to allow us to use higher concentrations of SDC in poultry processing to have the flexibility to adjust to varying plant and processing conditions.

Testing data conducted by Dr. James Marsden at Kansas State University and submitted in support of our FCN showed that, SDC achieved an average reduction in Salmonella of 2.75 log10 CFU/cm2 when applied as an OLR (online reprocessing) spray and 6.28 log10 CFU/cm2 when combined with an immersion chilling process simulating current U.S. industry practices. We believe that testing by Dr. Marsden provides support to the following benefits of SDC for poultry processing:

●	The use of SDC antimicrobial solution in poultry processing has the potential to enable plants to achieve non-detectable Salmonella levels post-chill process.

●	A sensory evaluation of SDC showed no difference in color, appearance or odor in treated poultry.

●	SDC has a neutral to positive impact on yield.

●	SDC offers a highly effective alternative to hazardous and difficult to blend chemicals currently used as treatments in raw poultry processing.

●	SDC is a significant improvement over current processing practices. The product is:

○	Easier to handle and dilute;

○	Non-corrosive to processing equipment;

○	Does not create noxious fumes; and

○	Poultry processors will also benefit from the highly stable solution, ease of use and improved worker safety.

Produce Processing Aid. In January 2016, we received the required approvals from the FDA stating that our FCN for SDC as a spray or dip on processed fruits and vegetables is complete. We were not required to obtain any approvals from the USDA to use PURE Control as a produce processing aid.

Data from testing conducted by Dr. James Marsden at Kansas State University and submitted in support of our FCN for produce showed that SDC achieved average reductions up to 2.36 log10 CFU/cm2 when applied alone as a spray and up to 3.10 log10 CFU/cm2 when combined with chlorine wash, simulating current processing practices. Sensory evaluations of produce treated with SDC indicated no difference in color, appearance or odor to untreated controls; and SDC had no effect on the nutritional composition of the produce.

Currently, produce processors target achieving only a 1 log10 CFU/cm2 reduction per intervention treatment. Data suggests that by incorporating SDC, processors can improve their results 100-fold with only one step. This represents a significant advantage to produce processors as well as improvement to the safety of processed produce going to the consumer.

Other Processing Aids under Development. We are currently testing and continuing development of PURE Control to allow us to seek regulatory approval to also utilize PURE Control as a direct food contact processing aid for raw meats, including beef and pork. Subject to successful pilot testing results and development, we intend to submit for both FDA and USDA approval during 2017. In addition, we may identify other food processing opportunities for SDC.

Additional SDC-Based Products

In addition to PURE Hard Surface and PURE Control, we manufacture and sell (i) SDC-based products for end use, (ii) products preserved with SDC and (iii) SDC as a raw material ingredient for manufacturing use. These products include:

Product Name	Product Use	EPA Registration
PURE Complete Solution:
PURE® Multi-Purpose and Floor Cleaner Concentrate	Cleaner	Not applicable
PURE® Multi-Purpose Hi-Foam Cleaner Concentrate	Cleaner	Not applicable
Axen®30	Disinfectant	Axen30
Axenohl®	Raw material ingredient	Axenohl
SILVÉRION®	Raw material ingredient	Not applicable

PURE Complete Solution

Our PURE Complete Solution is comprised of PURE Hard Surface and concentrated cleaning products that were launched as companion products to PURE Hard Surface. The PURE Complete Solution offers a comprehensive, cost-effective and user-friendly cleaning, disinfecting and sanitizing product line to end-users including our targeted foodservice, food manufacturing and food processing customers. We can also target this product line to hospital and medical care facilities, janitorial service providers and the distributors that supply them.

PURE® Multi-Purpose and Floor Cleaner Concentrate (End-User Dilutable)

PURE Multi-Purpose Cleaner is an environmentally responsible cleaning product that is protected by SDC. SDC ensures the quality and safety of PURE Multi-Purpose and Floor Cleaner without human or environmental exposure to toxic chemical preservatives. PURE Multi-Purpose and Floor Cleaner is non-toxic and non-flammable and contains no EDTA, phosphates, ammonia or bleach as well as no VOCs or NPEs. This efficient cleaner provides professional strength cleaning in a concentrate formula that yields a 1:96 – 1:256 use dilution that is safe for use on all resilient surfaces, including floors, glass and food contact surfaces.

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

Research and Development

We recognize the importance of innovation to our business strategy and long-term success. A key aspect of our business strategy is to leverage our technology platform to develop additional proprietary products and applications, including end use products and raw material formulations derived from our technology platform. We conduct our primary research and development activities in-house and use third-party laboratories to conduct independent testing. We also engage development partners to perform research and development activities at their own expense for specific products and processes using SDC. Amounts spent on research and development activities during the fiscal years ended July 31, 2016 and 2015 were $927,000 and $790,000, respectively.

We have developed several new SDC-based products, including a dilutable food processing aid PURE Control. In addition, we may continue to develop or may develop with strategic partners various other SDC-based product candidates including a dilutable food contact surface sanitizer, hard surface disinfecting and skin cleansing wipes, formulations for industrial biofilm control, high level disinfectants, agriculture treatments, dilutable sanitizer and virucide, food additives and preservatives as well as medical products.

Sales and Marketing

A critical aspect of our business strategy is to leverage the industry experience of our internal sales force and management team in order to maximize the commercial potential of our technology platform in the food industry. During 2015 and 2016, we strengthened our internal sales and marketing capability by adding to our team experienced food industry sales professionals.

According to the CDC, FDA and other food industry sources, food contamination and food borne illnesses have been increasing. We believe our focus on food safety is addressing a significant need to provide safe, non-toxic and effective solutions to mitigate the increase of food contamination and food borne illnesses. We believe our products can be used effectively to prevent or mitigate the risk of food contaminants in various stages of the food supply chain. Our current sales and marketing efforts include demonstrating our SDC products’ effectiveness as a hard surface disinfectant and sanitizer for:

1.	Foodservice operators – such as food preparation and cooking surfaces; consumer eating and other common areas; and drink and ice dispensers.

2.	Food manufacturers and processors – such as food production and transportation equipment.

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

Sales Concentration

Net product sales were $1,289,000 and $729,000 for the years ended July 31, 2016 and 2015, respectively. For the year ended July 31, 2016, one customer accounted for 37% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows for the year ended July 31, 2016: 100% U.S. For the year ended July 31, 2015, one customer accounted for 47% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows for the year ended July 31, 2015: 97% U.S. and 3% foreign.

From time to time, one or a small number of our customers may represent a significant percentage of our revenue. Our three largest customers accounted for 54% of our revenue for the fiscal year ended July 31, 2016. Although we have agreements with many of our customers, these agreements typically do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers to significantly reduce the amount of product ordered or license fees paid, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

Competition

The markets for SDC, our SDC-based products and each of their potential applications are highly competitive. We have a number of competitors that vary in size, scope and breadth of products offered. These competitors include some of the largest global corporations, and most of our competitors have significantly greater financial resources than we do and offer multiple service and product offerings as well as consulting services to their customers. We expect to face additional competition from other competitors and technologies in the future.

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

Manufacturing

On December 11, 2013, we entered into a five-year strategic collaboration agreement with St. Louis-based Intercon Chemical Company (ICC). The agreement consists of a multi-prong approach to help us accelerate the commercialization of our unique and proprietary SDC-based products. The strategic collaboration agreement provides:

●	ICC licenses from PURE its patents and technology know-how for the exclusive manufacture of our SDC-based products.

●	ICC will invest in plant improvements to allow for expanded SDC production.

●	ICC’s R&D team will collaborate on SDC product line development.

●	ICC licenses the distribution rights for SDC-based products into its core businesses of institutional cleaning and sanitation products.

●	ICC will also develop a new initiative focused on US hospital, healthcare and medical facilities.

●	PURE earns royalty income on SDC-products sold by ICC and its affiliates.

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

●	The FCN review period is 120 days from filing, after which, if there are no concerns from the FDA, the FCN automatically becomes effective.

●	An FCN is considered to be proprietary as it applies only to the specific product and manufacturer or supplier identified in the FCN.

In addition to the FDA’s FCN Program, the Company will be required to obtain USDA approval for the use of PURE Control on meat or dairy products.

●	Upon the FDA’s granting of an FCN on a meat or dairy product, PURE will be required to submit the FCN to the Food Safety and Inspection Service (FSIS) of the USDA for a new technology review.

●	As part of the FSIS review process, PURE may be required to conduct up to three in-plant process validation and optimization trials with the authorization of the USDA.

●	After successful completion of the in-plant validation trials, the USDA will issue a “Letter of No Objection” and list the Company’s SDC-based product as an OLR processing aid in Attachment 1 of FSIS Directive 7120.1, Safe and Suitable Ingredients Used in the Production of Meat and Poultry Products.

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

Employees

As of October 27, 2016, we employed 13 regular full-time employees. We believe that we have been successful in attracting skilled and experienced personnel, but competition for personnel is intense and there can be no assurance that we will be able to attract and retain qualified personnel in the future. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

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

We had a loss of $14.4 million for the fiscal year ended July 31, 2016, and a loss of $7.6 million for the fiscal year ended July 31, 2015. As of July 31, 2016, we have incurred a cumulative net loss of approximately $103.2 million. Although we believe we are making progress on implementing our business plan, we expect to continue to have losses in future periods, we are unable to predict the extent of our future losses or when we will generate sufficient revenues to become profitable, and it is possible we will never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

None of our existing agreements, including with Subway and Chipotle, contain provisions that guarantee us any minimum revenues. If the penetration into the marketplace of PURE Hard Surface, PURE Control and our other silver dihydrogen citrate, or SDC, SDC-based products is unsuccessful, our revenue growth is slower than anticipated or our operating expenses exceed expectations, it may take an unforeseen period of time to achieve or maintain profitability and we may never achieve or maintain profitability. Slower than anticipated revenue growth could force us to reduce our research, testing, development, regulatory and commercialization activities, and/or force us to reduce the size and scope of our operations, to sell or license our technologies to third parties, or to cease operations altogether.

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

Our capital requirements will depend on many factors, including, among other factors:

●	the acceptance of, and demand for, our products;

●	the success versus the associated costs of our commercialization activities;

●	the timing and associated costs with obtaining required regulatory approvals for our product offerings;

●	the success of our strategic partners in developing and selling products derived from our technology;

●	the costs of further developing our existing, and developing new, products or technologies;

●	the extent to which we invest in new technology, testing product development and seeking regulatory approvals;

●	the timing of vendor payments and of the collection of receivables, among other factors affecting our working capital;

●	the exercise of outstanding options or warrants to acquire our common stock;

●	the cost of complying with our obligations under our existing agreements with our executive officers;

●	the number and timing of acquisitions and other strategic transactions, if any; and

●	the costs associated with the continued operation, and any future growth, of our business.

We had $5.2 million in cash and cash equivalents as of July 31, 2016. As of the filing date of this Annual Report on Form 10-K, we believe that our current cash resources are sufficient to meet our anticipated needs during the next twelve months, however, we do not yet have, and we may never have, significant cash inflows from product sales or from other sources of revenue to offset our ongoing and planned investments in our commercialization activities, expanding our workforce and corporate infrastructure, research and development projects, regulatory submissions and approvals, and business development activities, among other investments. Some or all of our ongoing or planned investments may not be successful. In addition, irrespective of our cash resources, we may be contractually or legally obligated to make certain investments or certain payments under our existing agreements with our executive officers, which cannot be postponed and which may require us to raise additional funds to offset these expenses.

As a result, we will need to increase our liquidity and capital resources by one or more measures in the near term, which may include, raising additional financing through the issuance of debt, equity, or convertible securities, entering into partnerships, licenses, or other arrangements with third parties, reducing our operating expenses, reducing the exercise price of outstanding warrants, or through other means, any one of which could reduce the value to us, perhaps substantially, of our technology and its commercial potential. There is no guarantee that we would be able to obtain capital on terms acceptable to us, or at all. Insufficient funds would result in a material adverse effect on our business and operations and could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or customer requirements, and further may require us to delay, scale back or eliminate some or all of our research and product development programs, license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, or to reduce or cease operations. If adequate funds are not available when needed, we may be required to significantly modify our business model and operations to reduce spending to a sustainable level. Such modification of our business model and operations could also result in an impairment of assets which cannot be determined at this time. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and in addition the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization.

As of October 27, 2016, we have 64,823,917 shares of common stock issued and outstanding or reserved for issuance. Shares reserved for issuance include shares under equity compensation plans, vested and unvested options, warrants, and unvested restricted stock units. Our current authorized capital stock is limited to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Any increase in our authorized capital stock would require the approval of a majority of our stockholders as well as the approval of our Board of Directors. If we were unable to increase our authorized capital stock for any reason, our ability to raise additional capital through the issuance of equity or convertible debt would be severely compromised and we may be unable to obtain equity or convertible debt capital at all.

Raising additional funds by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

We will need to increase our liquidity and capital resources in future periods. We have a history of raising funds through offerings of our common stock and warrants to purchase shares of our common stock, and we may in the future raise additional funds through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements. To the extent that we raise additional capital by issuing equity securities, our stockholders’ ownership will be diluted. Additionally, any debt financing we obtain may involve covenants that restrict our operations. These restrictive covenants may include, among other things, limitations on borrowing, specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens on our assets, pay dividends on or redeem our capital stock or make investments. In addition, if we raise funds through collaboration and licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to us or relinquish potentially valuable rights to our products or proprietary technologies. We may be required in future collaborations to relinquish all or a portion of our sales and marketing rights with respect to our products or license intellectual property that enable licensees to develop competing products in order to complete any such transaction.

Our authorized common stock remains 100,000,000 shares. In addition to capital raising activities, other possible business and financial uses for our authorized common stock include, without limitation, future stock splits, acquiring other companies, businesses or products in exchange for shares of common stock, issuing shares of our common stock to partners in connection with strategic alliances, attracting and retaining employees by the issuance of additional securities under our various equity compensation plans, satisfying any debt we may have by issuing equity securities, or other transactions and corporate purposes that our Board of Directors, or (“Board”), deems are in our best interest. Additionally, shares of common stock could be used for anti-takeover purposes or to delay or prevent changes in control or management of the Company. For example, without further stockholder approval, our Board could approve the sale of shares of common stock in a private transaction to purchasers who may oppose a takeover or favor our current Board. We cannot provide assurances that any issuances of common stock will be consummated on favorable terms or at all, that they will enhance stockholder value, or that they will not adversely affect our business or the trading price of our common stock.

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

As of July 31, 2016, in addition to 64,823,917 shares of common stock issued and outstanding, we had 2,277,968 shares reserved for issuance under equity compensation plans for vested and unvested stock options and 1,285,000 shares reserved for issuance for vested and unvested restricted stock units. We also had 7,056,426 shares reserved for issuance on the exercise of outstanding warrants.

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

Because we are an early commercial stage company, it is difficult to evaluate our prospects and our financial results may fluctuate, which may cause our stock price to fall.

Since determining to focus on offering products that address food safety risks across the food industry supply chain in August 2013, we have encountered and likely will continue to encounter risks and difficulties associated with introducing or establishing our products in this rapidly evolving market. These risks include the following, among others:

●	we may not successfully expand our customer base;

●	we may not succeed in materially penetrating the food safety markets with our SDC products and technology;

●	our new sales and marketing strategy, which is built on our direct control of the sales and marketing of our products, may not be successful;

●	we may not generate sufficient revenues to support our operations or the implementation of our business plan;

●	we may not be successful in controlling our operating expenses;

●	we may be required to raise additional funds through the issuance of equity or debt securities to satisfy our contractual obligations to our executive officers;

●	we may not be successful in obtaining any required regulatory approvals on a timely basis, or at all;

●	we or our partners and/or distributors may not establish or maintain effective marketing programs to create product awareness or brand identity;

●	our partners’ and/or distributors’ goals and objectives may not be consistent with our own;

●	we may not attract and retain key business development, technical and management personnel;

●	we may not successfully comply with or maintain the regulatory approvals we obtain for our technology and products;

●	we may not succeed in locating strategic partners and licensees of our technology;

●	we may not effectively manage our anticipated growth, if any; and

●	we may not be able to adequately protect our intellectual property.

Any failure to successfully address these risks and uncertainties could seriously harm our business and prospects. We may not succeed given the technological, marketing, regulatory, strategic and competitive challenges we face. In addition, because of our limited operating history and the early commercial stage of for the use of our SDC technology in the food safety market, we have limited insight into trends that may emerge and affect our business. Forecasting future revenues is difficult, especially because our technology is novel, and market acceptance of our products is reliant on our customers’ confidence, based on scientific data and plant trials, that our product can improve their food safety efforts. Because food safety is such a critical factor to our customers and potential customers, we often experience long sales cycles and our customers often require extensive evaluation and plant trial periods before agreeing to use our products throughout their systems. In addition, fluctuations in the buying patterns of our current or potential customers could significantly affect the level of our sales on a period to period basis. As a result, our financial results could fluctuate to an extent that may adversely affect our stock price. There are a number of other factors that could cause our financial results to fluctuate unexpectedly, including product sales, the mix of product sales, the cost of product sales, our ability for any reason to be able to meet demand, the achievement and timing of research and development and regulatory milestones, changes in expenses, including non-cash expenses such as the fair value of stock options granted, and manufacturing or supply issues, among other factors.

If we are unable to obtain the required regulatory approvals from the FDA and USDA, or if such efforts are delayed, our ability to commercialize PURE Control as a direct food contact processing aid will be harmed and our business and operating results will suffer.

We intend to offer PURE Control as a direct food contact processing aid where it is applied as a wash for produce, meat and poultry as an intervention to prevent or kill various food-borne pathogens. To date, we have received the required FDA approvals to market PURE Control as a direct food contact processing aid for raw poultry and fresh produce in December 2015 and January 2016, respectively. No additional approval from the USDA is required for fresh produce. In July 2016, we received a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry. We have not, however, received the required approval from the USDA to utilize PURE Control in OLR poultry processing, which effectively restricts our ability to commercialize PURE Control for poultry processing until we receive such additional approval. We are continuing our on-going plant trials to optimize the application of PURE Control, including with higher concentrations of SDC, in OLR to gain USDA approval for use in that stage of poultry processing, but there is no assurance that we will obtain such approval on a timely basis, or at all. Based on these on-going plant trials, we have submitted an additional FCN to the FDA to allow us to use higher concentrations of SDC in poultry processing. There is no assurance we will receive the required approvals from the FDA and USDA for higher concentrations of SDC. Additionally, we are currently testing and continuing development of PURE Control to allow us to apply for regulatory approval to also utilize PURE Control as a direct food contact processing aid for raw meats, including beef and pork. If we are unable to obtain the required regulatory approvals from the FDA and USDA, or if such efforts are delayed, our ability to commercialize PURE Control as a direct food contact processing aid for poultry and as a direct food contact processing aid for raw meets will be restricted and our business and operating results will suffer.

A loss of one or more of our key customers could adversely affect our business.

From time to time, one or a small number of our customers may represent a significant percentage of our revenue. Our three largest customers accounted for 54% of our net product sales for the fiscal year ended July 31, 2016. Our largest customer accounted for 37% of net product sales. No other individual customer accounted for 10% or more of our net product sales. Although we have agreements with many of our customers, these agreements typically do not prohibit customers from purchasing products and services from competitors or contain minimum purchase obligations. A decision by any of our major customers to significantly reduce the amount of product ordered or license fees paid, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

We are dependent on our core SDC technology and if our efforts to achieve or maintain market acceptance of our core SDC technology in the food safety market are not successful, we are unlikely to attain profitability.

We have and are currently focusing substantially all of our time and financial resources in the development and commercialization of our core SDC technology to address food safety risks across the food industry supply chain. Although our SDC technology has applications in multiple industries, we expect that sales of SDC and SDC-based products as a food safety solution will constitute a substantial portion, or all, of our revenues in future periods. We are marketing our SDC-based products to restaurant chains, food manufacturers and food processors. Our SDC-based products have not yet been broadly accepted into the food safety market, and may never be broadly accepted. Any material decrease or significant delay in the overall level of sales or expected sales of, or the prices for, our SDC-based products, whether as a result of competition, delays in obtaining regulatory approvals, long sales cycles, change in customer demands or requirements, or any other factor, would have a materially adverse effect on our business, financial condition and results of operations. In addition, even if our products achieve market acceptance, we may not be able to maintain product sales or other forms of revenue over time if new products or technologies are introduced by competitors that are more favorably received than our products, are more cost-effective or otherwise render our products less attractive or obsolete.

We are subject to intense competition.

Our SDC-based products compete in the highly competitive food safety market. Most of our competitors have been in business for a longer period of time than we have, and offer a greater number of products and services than we do and have greater financial, technical, sales and other resources than we do. Many of our competitors already have well established brands and distribution capabilities, and in some cases are able to leverage the sale of other products with more favorable terms for products competing with our own. We also have significantly fewer sales personnel than virtually all of our competitors. Furthermore, recent trends in this industry are for large food safety companies to consolidate into a smaller number of very large entities, which further concentrates financial, technical and market strength and increases competitive pressure in the industry. If we directly compete with these very large entities for the same markets and/or products, their financial strength could prevent or delay us from capturing a meaningful share the food safety market. It is also possible that developments by our competitors will make our technologies or products noncompetitive or obsolete. Our ability to compete will depend upon our ability, and the ability of our distributors and other partners, to develop brand recognition, develop the scientific and plant trial data to demonstrate the efficacy of our products, and to displace existing, established and future products in our relevant target markets. We, or our distributors and partners, may not be successful in doing so, which would have a materially adverse effect on our business, financial condition and results of operations.

We have limited sales, marketing and product distribution experience and resources.

We have limited experience in the sales, marketing and distribution of our products in the food safety market. We began to focus on the food safety market in August 2013. We received the required FDA approvals to market PURE Control as a direct food contact processing aid for raw poultry and fresh produce in December 2015 and January 2016, respectively. In July 2016, we received a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry. We have not, however, received the required approval from the USDA to utilize PURE Control in OLR poultry processing, which effectively restricts our ability to commercialize PURE Control for poultry processing until we receive such additional approval. We continue our on-going plant trials to optimize the application of PURE Control, including with higher concentrations of SDC, in OLR to gain USDA approval for use in that stage of poultry processing. Based on these on-going plant trials, we have submitted an additional FCN to the FDA to allow us to use higher concentrations of SDC in poultry processing to have the flexibility to adjust to varying plant and processing conditions. There is no assurance we will receive the required approvals from the FDA and USDA for higher concentrations of SDC. As a result, our sales and marketing experience with these products are limited, and our current sales, distribution and marketing strategies and programs may not be successful. In addition, we have a small sales and marketing organization and a limited number of distributors. We may not be able to establish the sales, marketing, and distribution capabilities necessary to build our business and generate sufficient revenues to support our operations and the implementation of our business plan.

We are dependent on a third-party, over whom we have limited control, to manufacture our SDC-based products.

On December 11, 2013, we entered into a five-year strategic collaboration agreement with St. Louis-based Intercon Chemical Company (“ICC”) where we granted ICC the right to be the exclusive manufacture for all our SDC-based products. We do not have any manufacturing facilities ourselves and we currently rely on ICC to manufacture our SDC-based products and may in the future rely on one or more third-party manufacturers to properly manufacture our products. We may not be able to quickly replace our manufacturing capacity if ICC is unable to manufacturer our products as a result of a fire, natural disaster (including an earthquake), equipment failure or other difficulty, or if such ICC facilities are deemed not in compliance with current “good manufacturing practices,” and the noncompliance could not be rapidly rectified. ICC is our single manufacturer for our SDC-based products and may not be replaced without significant effort and delay in production. A supply interruption or an increase in demand beyond our current manufacturer’s capabilities could harm our ability to manufacturer such products until new manufacturers are identified and qualified, which would have a significant adverse effect on our business and results. Any third-party manufacturer that we find may not match our quality standards or be able to meet customer requirements.

Additionally, our inability or reduced capacity to have our products manufactured would prevent us from successfully evaluating or commercializing our proposed products. Our dependence upon third parties for the manufacture of our products may adversely affect our profit margins and our ability to develop and deliver proposed products on a timely and competitive basis.

We rely on third parties to develop and distribute our SDC-based products, and they may not do so successfully or diligently.

We have granted ICC and other third parties to whom we license rights to our technology certain distribution and development rights to products containing SDC for applications and markets outside the U.S. food safety market. Our reliance on ICC and other third parties for development and distribution activities reduces our control over these activities. In such arrangements, we have relied, and expect in the future to rely, on the third party to fund and direct product development activities and appropriate regulatory filings. Any of these third parties may not be able to successfully develop such SDC-based products due to, among other factors, a lack of capital, a lack of appropriate diligence, insufficient devotion to sales efforts, a change in the evaluation by the third party of the market potential for SDC-based products, technical failures, and poorer than expected results from testing or trial use of any products that may be developed. If the third parties on which we rely are not successful in such development activities, our business and operating results would be adversely affected.

If we are unable to successfully develop or commercialize new applications of our SDC technology, or if such efforts are delayed, our operating results will suffer.

In addition to its use on hard surfaces, we are pursuing potential applications of our SDC technology as a broad-spectrum antimicrobial for use as a direct food contact processing aid where it is applied as a wash for produce, meat and poultry as an intervention to prevent or kill various food-borne pathogens. Any product that may be developed in these fields may be delayed or may never achieve regulatory approval or be commercialized. Delays in achieving regulatory approvals for particular applications of our products could significantly impact our product development costs. If potential applications of our SDC technology are commercialized, we may not receive a share of future revenues that provides an adequate return on our historical or future investment.

If we are not able to manage any growth we achieve effectively, our business and operating results will be harmed.

In order to implement our business plan and achieve and maintain market acceptance of our SDC-based products, we will need to expand our business operations and hire additional sales and support personnel. We may not have sufficient resources to do so. If we hire additional personnel and invest in additional infrastructure, we may not be effective in expanding our operations and our systems, procedures or controls may not be adequate to support any such expansion. Failure to properly manage our growth could have a material adverse effect on our business and our operating results.

The industries in which we operate are heavily regulated and we may be unable to compete effectively.

We are focused on the marketing and continued development of our SDC antimicrobial technology for use in the food safety market. Our existing products, PURE Control and PURE Hard Surface, and any additional products we develop based on our SDC technology in future periods, require or will require approval by government agencies prior to marketing or sale in the U.S. or in foreign markets. Complying with applicable government regulations and obtaining necessary regulatory approvals can be, and has historically been, time consuming and expensive, due in part, we believe, to the novel nature of our technology. Regulatory review could involve delays or other actions adversely affecting the development, manufacture, marketing and sale of our products. While we cannot accurately predict the outcome of any pending or future regulatory review processes or the extent or impact of any future changes to legislation or regulations affecting review processes, we expect such processes to remain time consuming and expensive as we, or our partners, apply for approval to make new or additional efficacy claims for current products or to market new product formulations. Obtaining approvals for new SDC-based products in the U.S., or in markets outside the U.S., could take several years, or may never be accomplished.

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

For example, in November 2014, we withdrew, without prejudice, our FCN for raw poultry due to receipt of a Deficiency Letter from the FDA stating that the agency has developed new data that is currently under review, which data calls into question the long established safety levels of the dietary intake of silver in the U.S. from food contact uses previously approved by the FDA. As a result, the FDA indicated that it would not approve our FCN absent new data or additional information that adequately addresses its new toxicity concerns. We also received a similar Deficiency Letter from the FDA for the FCN we submitted in October 2014 for the use of SDC to reduce Salmonella, E. coli and Listeria in the processing of produce. In January 2015, we withdrew, without prejudice, our produce FCN and postponed the filing of our FCN for the use of SDC as a processing aid for beef and pork. We resubmitted our poultry FCN in June 2015. In September 2015, we received an Acknowledgement Letter from the FDA stating that our FCN for SDC as a raw poultry processing aid is complete and setting an effective date of December 2015. Following the completion of additional testing demonstrating further reduction of silver residues to levels approaching non-detectable, and subsequent encouraging discussions held with the FDA, we resubmitted our produce FCN in September 2015. We received the required FDA approvals to market PURE Control® as a direct food contact processing aid for raw poultry and fresh produce in December 2015 and January 2016, respectively. In July 2016, we received a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry.  We have not, however, received the required approval from the USDA to utilize PURE Control in OLR poultry processing, which effectively restricts our ability to commercialize PURE Control for poultry processing until we receive such additional approval. We continue our on-going plant trials to optimize the application of PURE Control, including with higher concentrations of SDC, in OLR to gain USDA approval for use in that stage of poultry processing. Based on these on-going plant trials, we have submitted an additional FCN to the FDA to allow us to use higher concentrations of SDC in poultry processing to have the flexibility to adjust to varying plant and processing conditions. There is no assurance we will receive the required approvals from the FDA and USDA for higher concentrations of SDC. We are also currently testing and continuing development of PURE Control to allow us to seek regulatory approval to also utilize PURE Control as a direct food contact processing aid for raw meats, including beef and pork. In 2017, we expect to complete testing for the use of SDC as a processing aid for beef and pork. However, if we experience any further delays in achieving regulatory approval, or, if we failed to achieve regulatory approval of the SDC products, it would have a significant adverse effect on our business and we would most likely not be able to support our continued operations.

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

As a business that manufactures and markets products for use by consumers and institutions, we may become liable for any damage caused by our products, whether used in the manner intended or not, including potentially damage to our customers’ businesses. Regardless of merit or potential outcome, product liability claims against us may result in, among other effects, the inability to commercialize our products, impairment of our business reputation, and distraction of management’s attention from our primary business. If we cannot successfully defend ourselves against product liability claims we could incur substantial liabilities. Although we maintain general and product liability insurance, our insurance may not cover potential claims and may not be adequate to indemnify for liabilities that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could harm our business and operating results.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, the Company’s stockholders could lose confidence in our financial results, which could harm our business and the value of the Company’s common shares.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting. Our internal controls and financial reporting are not subject to attestation by our independent registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” or “accelerated filers” under the Dodd-Frank Act of 2010. We cannot be certain that we will be successful in maintaining adequate internal controls over our financial reporting and financial processes in the future. We may in the future discover areas of our internal controls that need improvement. Furthermore, to the extent our business grows, our internal controls may become more complex, and we would require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market value of the Company’s common stock. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner.

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

Our success depends largely on the execution of our business strategy by our management team. Management will be evaluating how to best execute our near-term strategy to drive customer adoption in the food industry by addressing food safety solutions across the supply chain in order to prevent or mitigate food contamination or the potential for food-borne illness with specific customer focus in foodservice providers, food processors and food manufacturers. Our executive officers and key personnel could terminate their employment with us at any time without notice and without penalty. Additionally, we do not maintain key person life insurance policies on our executive officers or other employees. The loss of one or more of our executive officers or key employees could seriously harm our ability to execute on our business strategy, which could harm our business, results of operations, financial condition, and/or the market price of our common stock. We cannot assure you that in such an event we would be able to recruit qualified personnel able to replace these individuals in a timely manner, or at all, on terms acceptable to either us or to any qualified candidate. Even if we were able to replace any such individuals in a timely manner, if we are unable to effectively integrate new executive officers or key employees, our operations and prospects could be harmed.

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

Our management has considerable discretion in the use of our cash. Our cash may be used for purposes that do not increase our operating results or market value, including the satisfaction of our contractual obligations to our executive officers. Until the cash is used, it may be placed in investments that do not produce significant income or that may lose value. The failure of our management to invest or spend our cash effectively could result in unfavorable returns and uncertainty about our prospects, each of which could cause the price of our common stock to decline.

We may not be able to utilize all, or any, of our tax net operating loss carry-forwards and our future after-tax earnings, if any, could be reduced.

At July 31, 2016, we had federal and California tax net operating loss carry-forwards of approximately $95.4 million and $79.0 million, respectively. Utilization of these net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred, including with respect to our recent private placements, or that could occur in the future, as required by Section 382 of the Internal Revenue Code as well as similar state provisions. These ownership changes may limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since our formation, we have raised capital through the issuance of capital stock on several occasions (both before and after our initial public offering in 1996) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future based upon subsequent disposition. While we believe that we have not experienced an ownership change, the pertinent tax rules related thereto are complex and subject to varying interpretations, and thus the applicable taxing authorities may take an alternative position.

Our current federal tax loss carry-forwards began expiring in the year ended July 31, 2011 and, unless previously utilized, will completely expire in the year ending July 31, 2036. The balance of our current federal net operating loss carry-forwards will expire between July 31, 2019 and July 31, 2036. Our California tax loss carry-forwards will begin to expire in the year ending July 31, 2016, and will completely expire in the year ending July 31, 2036. If we are unable to earn sufficient profits to utilize the carry-forwards by these dates, they will no longer be available to offset future profits, if any.

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

In addition, to the extent that we operate internationally, the laws of foreign countries may not protect our proprietary rights to the same extent as the laws of the U.S. Many countries have a “first-to-file” trademark registration system, which may prevent us from registering or using our trademarks in certain countries if third parties have previously filed applications to register or have registered the same or similar trademarks. Additionally, changes in the patent and/or trademark laws or interpretations of such laws in the U.S. or other countries could diminish the value of our intellectual property rights. Moreover, our competitors may develop competing technologies that are not covered by the claims of, and therefore do not infringe upon, our issued patents, which could render our patents less valuable to us. If our proprietary rights cannot be, or are not sufficiently, protected by patent and trademark registrations, it could have a material adverse impact on our business and our ability to commercialize or license our technology and products.

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

If we choose to go to court to attempt to stop someone else from using the inventions claimed in our patents, that individual or company has the right to ask the court to rule that our patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and would consume time and other resources even if we were successful in stopping the infringement of these patents. In addition, there is a risk that the court will decide that these patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our rights to these patents.

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

Our common stock is approved for quotation on the OTC Markets’ OTCQB marketplace under the symbol “PURE.” The OTCQB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities and provides significantly less liquidity than a listing on the Nasdaq Stock Markets or other national securities exchange. The OTCQB securities are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to the national stock exchanges and any prices quoted may not be a reliable indication of the value of our common stock. Quotes for stocks included on the OTCQB are not listed in the financial sections of newspapers as are those for the Nasdaq Stock Market or the NYSE. Therefore, prices for securities traded solely on the OTCQB may be difficult to obtain.

Trading on the OTCQB Marketplace as opposed to a national securities exchange has resulted and may continue to result in a reduction in some or all of the following, each of which could have a material adverse effect on the price of our common stock and our company:

●	the liquidity of our common stock;

●	the market price of shares of our common stock;

●	our ability to obtain financing to support our operations and the implementation of our business plan;

●	the number of institutional and other investors that will consider investing in shares of our common stock;

●	the number of market markers in shares of our common stock;

●	the availability of information concerning the trading prices and volume of shares of our common stock; and

●	the number of broker-dealers willing to execute trades in shares of our common stock.

The price and trading volume of our common stock have historically been volatile. For example, during the fiscal year ended July 31, 2016, the closing market price of our common stock ranged from $0.62 per share to $1.50 per share, and the monthly trading volume varied from approximately 270,000 shares to 3,750,000 shares.

In addition, the market price of our common stock could be subject to wide fluctuations in response to:

●	actual or anticipated fluctuations in our results of operations;

●	announcements regarding the status of our regulatory efforts;

●	the determination that our shares of common stock are “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, likely resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

●	the sale by us of our common or preferred stock or other securities, or the anticipation of sales of such securities;

●	the trading volume of our common stock, particularly if such volume is light;

●	the introduction of new products or services, or product or service enhancements by us or our competitors;

●	developments with respect to our or our competitors’ intellectual property rights or regulatory approvals or denials;

●	announcements of significant acquisitions or other agreements by us or our competitors;

●	sales or anticipated sales of our common stock by our insiders (management and directors);

●	conditions and trends in our industry;

●	changes in our pricing policies or the pricing policies of our competitors;
●	changes in the estimation of the future size and growth of our markets; and

●	general economic conditions.

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

The price and trading volume of our common stock have historically been volatile. For example, during the fiscal year ended July 31, 2016, the closing market price of our common stock ranged from $0.62 per share to $1.50 per share, and the monthly trading volume varied from approximately 270,000 shares to 3,750,000 shares. The market price of our common stock may continue to be volatile and could fluctuate substantially due to many factors, including, among others, the following:

●	actual or anticipated fluctuations in our results of operations;

●	announcements regarding the status of our regulatory efforts;

●	the determination that our shares of common stock are “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, likely resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

●	the sale by us of our common or preferred stock or other securities, or the anticipation of sales of such securities;

●	the trading volume of our common stock, particularly if such volume is light;

●	the introduction of new products or services, or product or service enhancements by us or our competitors;

●	developments with respect to our or our competitors’ intellectual property rights or regulatory approvals or denials;

●	announcements of significant acquisitions or other agreements by us or our competitors;

●	sales or anticipated sales of our common stock by our insiders (management and directors);

●	conditions and trends in our industry;

●	changes in our pricing policies or the pricing policies of our competitors;

●	changes in the estimation of the future size and growth of our markets; and

●	general economic conditions.

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

We have historically supported our operations through the issuance of equity securities and expect to continue to do so in the future. For example, during the fiscal year ended July 31, 2016, we closed two private placements of 17,777,772 shares of common stock for aggregate gross proceeds of $8,000,000 and warrants to purchase 20,376,219 shares of common stock at an exercise price of $0.45 per share. Subsequently, warrants to purchase 8,666,666 shares of Common Stock expired and warrants to purchase 6,666,666 shares of Common Stock were cancelled. Although we may not be successful in obtaining financing through equity sales on terms that are favorable to us in the future, if at all, any such sales that do occur could result in substantial dilution to the interests of existing holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock or other equity securities to any new investors, or the anticipation of such sales, could cause the trading price of our common stock to fall.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease a facility in El Cajon, California covering a total of approximately 7,400 square feet. This is our only facility and it includes our corporate offices, research and development laboratory and warehouse. Our current lease on this facility expires in December 2019.

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

On October 24, 2016, the closing price of our common stock reported on the OTCQB was $1.05 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices of our common stock, as reported on the OTCQB.

	High	Low
Year Ended July 31, 2016
First Quarter	$0.80	$0.49
Second Quarter	$1.55	$0.68
Third Quarter	$1.34	$0.93
Fourth Quarter	$1.22	$0.93

	High	Low
Year Ended July 31, 2015
First Quarter	$1.22	$0.94
Second Quarter	$1.09	$0.48
Third Quarter	$0.71	$0.52
Fourth Quarter	$0.95	$0.34

Holders

As of October 24, 2016, we had approximately 227 holders of record of our common stock. This does not include beneficial owners holding common stock in street name.

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

The discussion in this section contains forward-looking statements. These statements relate to future events, our future operations or our future financial performance. We have attempted to identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “would” or “will” or the negative of these terms or other comparable terminology, but their absence does not mean that a statement is not forward-looking. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which could cause our actual results to differ from those projected in any forward-looking statements we make. Several risks and uncertainties we face are discussed in more detail under “Risk Factors” in Part I, Item 1A of this Annual Report or in the discussion and analysis below. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments, except as required by law. The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

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

Based on these statistics, we believe there is a significant market opportunity for our safe, non-toxic and effective SDC-based solutions. We currently offer PURE® Hard Surface as a food contact surface sanitizer and disinfectant to restaurant chains and food processors. We also offer PURE Control® as a direct food contact processing aid. We received the required FDA approvals to market PURE Control® as a direct food contact processing aid for raw poultry and fresh produce in December 2015 and January 2016, respectively. In July 2016, we received a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry. We have not, however, received the required approval from the USDA to utilize PURE Control in OLR poultry processing, which effectively restricts our ability to commercialize PURE Control for poultry processing until we receive such additional approval. We continue our on-going plant trials to optimize the application of PURE Control, including with higher concentrations of SDC, in OLR to gain USDA approval for use in that stage of poultry processing. Based on these on-going plant trials, we have submitted an additional FCN to the FDA to allow us to use higher concentrations of SDC in poultry processing to have the flexibility to adjust to varying plant and processing conditions. Additionally, we are currently testing and continuing development of PURE Control to allow us to seek regulatory approval to also utilize PURE Control as a direct food contact processing aid for raw meats, including beef and pork. In addition to our direct sales efforts with PURE Hard Surface and PURE Control, we market and sell our SDC-based products indirectly through third-party distributors.

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

Results of Operations – Comparison of the Years Ended July 31, 2016 and 2015

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our results of operations will be affected for the foreseeable future by several factors that may contribute to these periodic fluctuations, including fluctuations in the buying patterns of our current or potential customers for which we have no visibility, the mix of product sales including a change in the percentage of higher or lower margin formulations and packaging configurations of our products, the cost of product sales including component costs and contract labor as needed to meet fluctuations in demand not supportable by our existing workforce, our inability for any reason to be able to meet demand, the achievement and timing of research and development and regulatory milestones, unforeseen changes in expenses, including non-cash expenses such as the fair value of equity awards granted and the fair value change of derivative liabilities, the calculation of which includes several variable assumptions, and unforeseen manufacturing or supply issues, among other issues. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a reliable indication of our future performance. As of the date of this filing, we are not aware of any trends in these factors or events or conditions that we believe are reasonably likely to impact our results of operations in the future.

Net Product Sales

Net product sales were $1,289,000 and $729,000 for the years ended July 31, 2016 and 2015, respectively. The increase of $560,000 was primarily attributable to new customer sales in the food safety industry, as well as sales fluctuations within our existing legacy customer base. Our top three customers accounted for $691,000 of net product sales for the year ended July 31, 2016.

For the year ended July 31, 2016, one legacy customer accounted for 37% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

For the year ended July 31, 2015, one legacy customer accounted for 47% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 97% U.S., and 3% foreign.

Cost of Goods Sold

Cost of goods sold was $441,000 and $285,000 for the years ended July 31, 2016 and 2015, respectively. The increase of $156,000 is primarily attributable to increased net product sales.

Gross margin, as a percentage of net product sales, or gross margin percentage, was 66% and 61% for the years ended July 31, 2016 and 2015, respectively. The increase in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the fiscal year ended July 31, 2016 as compared with the prior year.

Selling, General and Administrative Expense

Selling, general and administrative expense was $5,076,000 and $4,912,000 for the years ended July 31, 2016 and 2015, respectively. The increase of $164,000 was primarily attributable to business development and marketing costs, impairment expense and legal fees, offset by decreased facility and personnel costs.

Research and Development Expense

Research and development expense was $927,000 and $790,000 for the years ended July 31, 2016 and 2015, respectively. The increase of $137,000 was primarily attributable to third-party testing and research supporting our FDA approvals.

Share-Based Compensation

Share-based compensation expense was $1,902,000 and $2,382,000 for the years ended July 31, 2016 and 2015, respectively. The decrease of $480,000 is primarily due to the vesting of restricted stock units granted to employees and directors supporting our selling, general and administrative, and research and development functions during the prior fiscal year. See Note 8 to the consolidated financial statements.

Fair Value of Derivative Liabilities in Excess of Proceeds

The fair value of derivative liabilities in excess of proceeds was $1,867,000 and zero for the years ended July 31, 2016 and 2015, respectively. During the year ended July 31, 2016, we raised $8 million in private placement financings. In connection with the private placements, we issued warrants that contain derivative features. The expense recognized during the year ended July 31, 2016, is the result of the fair value of the warrant liabilities recorded in connection with the private placements in excess of the proceeds received (See Notes 6 and 7).

Change in Derivative Liability

Change in derivative liability for the years ended July 31, 2016 and 2015 was an increase of $5,481,000 and a decrease of $5,000, respectively. The increase is due to the 20,376,219 warrants issued in connection with the October and November Private Placement Financings, as well as, warrant exercises, expirations, and cancellations and updates to the assumptions used in the fair value pricing model for warrants at the end of the reporting period (See Notes 5 and 6).

Interest Expense, net

Interest expense for the years ended July 31, 2016 and 2015 was $10,000 and $8,000, respectively.

Other (Expense) Income, net

Other income for the years ended July 31, 2016 and 2015 was $44,000 and $16,000, respectively.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of July 31, 2016, we have incurred a cumulative net loss of $103,219,000.

For the year ended July 31, 2016, we issued a total of 17,777,772 shares of common stock and warrants to purchase 20,376,219 shares of common stock for gross proceeds of $8.0 million in private placement financings in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws. In addition, we received $1,269,000 from the exercise of warrants to purchase 2,820,670 shares of our common stock.

As of July 31, 2016, we had $5,194,000 in cash and cash equivalents compared with $1,321,000 in cash and cash equivalents as of July 31, 2015. The net increase in cash and cash equivalents was primarily attributable to proceeds from our issuance of common stock in the private placement noted above. Additionally, as of July 31, 2016, we had $2,536,000 of current liabilities, including $479,000 in accounts payable, compared with $869,000 of current liabilities, including $560,000 in accounts payable as of July 31, 2015. The net increase in current liabilities is due to the derivative liability incurred from the issuance of warrants associated with the $8.0 million financing discussed above.

The following table summarizes our contractual obligations as of July 31, 2016.

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations	$331,000	$86,000	$245,000	—	—
	$331,000	$86,000	$245,000	—	—

In addition, from time to time we have entered into employment agreements with our executives that, under certain cases, provide for the continuation of salary and certain other benefits if these executives are terminated under specified circumstances. These agreements also provide our executive officers with the right to require us to pay their state and federal withholding and other employment taxes upon the vesting and settlement of their equity awards in exchange for the executive officers agreeing to cancel that number of shares of common stock equal to the tax obligations we pay on their behalf. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. As of July 31, 2016, no events have occurred resulting in the obligation of any such payments.

As of October 24, 2016, we believe that our current cash resources, together with our efforts to generate revenue through the marketing and sale of our products and our efforts to control our operating expenses, will be sufficient to meet our anticipated needs over the next 12 months. However, we do not yet have, and we may never have, significant cash inflows from product sales or from other sources of revenue to offset our ongoing and planned investments in corporate infrastructure, research and development projects, regulatory submissions, business development initiatives, and sales and marketing activities, among other investments. Some or all of our ongoing or planned investments may not be successful and could result in further losses. In addition, irrespective of our cash resources, we may be contractually or legally obligated to make certain investments which cannot be postponed.

Our future capital requirements depend on numerous forward-looking factors. These factors may include, but are not limited to, the following: the acceptance of, and demand for, our products; our success and the success of our partners in selling our products; our success and the success of our partners in obtaining regulatory approvals to sell our products; the costs of further developing our existing products and technologies; the extent to which we invest in new product and technology development; our contractual obligations under our existing agreements with our executive officers; and the costs associated with the continued operation, and any future growth, of our business. The outcome of these and other forward-looking factors will substantially affect our liquidity and capital resources.

As a result, we will need to increase our liquidity and capital resources by one or more measures. These measures may include, but are not limited to, the following: reducing operating expenses; obtaining financing through the issuance of equity, debt, or convertible securities; entering into partnerships, licenses, or other arrangements with third parties; and reducing the exercise price of outstanding warrants. Any one of these measures could substantially reduce the value to us of our technology and its commercial potential as it may be necessary to enter into arrangements with less favorable terms than otherwise possible. Additionally, a reduction in operating expenses will require a reduction in the sales, marketing, and other commercialization activities required to bring our products to market. If we issue equity, debt or convertible securities to raise additional funds, our existing stockholders may experience dilution, and the new equity, debt or convertible securities may have rights, preferences and privileges senior to those of our existing stockholders. There is no guarantee that we would be able to obtain capital on terms acceptable to us, or at all.

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

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the fiscal year ended July 31, 2016 we incurred $48,000 of expense related to the abandonment of a pending patent not associated with our core business. There were no patent impairments during the fiscal year ended July 31, 2015.

For purposes of testing impairment, we group our long-lived assets at the lowest level for which there are identifiable cash flows independent of other asset groups. Currently, there is only one level of aggregation for our intangible assets. We assess the impairment of long-lived assets, consisting of property, plant, equipment and finite-lived intangible assets primarily consisting of the worldwide patent portfolio of our silver ion technologies, annually, or whenever events or circumstances indicate that the carrying value may not be recoverable. Examples of such events or circumstances include:

●	an asset group’s inability to continue to generate income from operations and positive cash flow in future periods;

●	loss of legal ownership or title to an asset;

●	significant changes in our strategic business objectives and utilization of the asset(s); and

●	the impact of significant negative industry or economic trends.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of our Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2016.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information Regarding Our Board of Directors

Pursuant to our bylaws, the number of directors is fixed and may be increased or decreased from time to time by resolution of our Board of Directors, or the Board. The Board has fixed the number of directors at six members.

Information with respect to our directors as of October 27, 2016 is shown below.

Name	Age	Director Since	Position(s) Held
Dave J. Pfanzelter	63	2013	Chairman
Henry R. Lambert	65	2013	Director, Chief Executive Officer
Gary D. Cohee	70	2013	Director
David Theno, Jr., PhD	66	2013	Director
William Otis	60	2013	Director
Tom Y. Lee, CPA	67	2014	Director

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

Information Regarding Our Executive Officers

Information with respect to our executive officers as of October 27, 2016 is shown below. Since Henry R. Lambert and David J. Pfanzelter also serve on the Board, their respective biographies are set forth under “Information Regarding the Board of Directors” above.

Name	Age	Position(s) Held	Position(s) Held Since
Henry R. Lambert	65	Chief Executive Officer	2013
Dave J. Pfanzelter	63	Chairman of the Board	2013
Mark Elliott	41	Vice President, Finance	2015

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

Family Relationships

There is no family relationship between any current director or executive officer, or any director or executive officer during the fiscal year ended July 31, 2016.

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

Board and Committee Attendance

During the fiscal year ended July 31, 2016, the Board of Directors met six times and it took action by unanimous written consent five times and our Board of Directors Special Committee met once. During the fiscal year ended July 31, 2016 our Compensation Committee met three times and our Audit Committee met four times. Each of the directors attended 100% of the meetings of the Board of Directors.

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

Board Committees

Compensation Committee. The Compensation Committee of the Board of Directors currently consists of Dr. Theno (Chair) and Mr. Otis. The functions of the Compensation Committee include the approval of the compensation offered to our executive officers and recommending to the full Board of Directors the compensation to be offered to our directors, including our Chairman. The Board has determined that Dr. Theno and Mr. Otis are each an “independent director” under the listing standards of the NYSE MKT. In addition, the members of the Compensation Committee qualify as a “non-employee director” for purposes of Rule 16b-3 under the Exchange Act and as an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee is governed by a written charter approved by the Board of Directors, a copy of which is available on our website at www.purebio.com.

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

Board Oversight of Risk

The Board is actively involved in the oversight of risks that could affect the Company. The Board as a whole has responsibility for risk oversight of the Company’s risk management policies and procedures, with reviews of certain areas being conducted by the relevant Board committee. The Board satisfies this responsibility through reports by each Committee Chair regarding the Committee’s considerations and actions, as well as through regular reports directly from management responsible for oversight of particular risks within the Company. Specifically, the Board committees address the following risk areas:

●	The Compensation Committee is responsible for overseeing the management of risks related to the Company’s executive compensation plans and arrangements.

●	The Audit Committee discusses with management the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth a summary of cash and non-cash compensation awarded, earned or paid for services rendered to us during the fiscal years ended July 31, 2016 and July 31, 2015 by our named executive officers, consisting of (i) each individual serving as principal executive officer during the fiscal year ended July 31, 2016 and (ii) our other two most highly compensated officers serving during the fiscal year ended July 31, 2016.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus	Option Awards($)(2)	Stock Awards ($)(3)	All Other Compensation ($)(4)	Total Compensation ($)
Henry R. Lambert	2016	$350,000	—	$94,000	$144,000	$54,000	$642,000
Chief Executive Officer	2015	$350,000	—	$—	$189,000	$45,000	$584,000
Mark S. Elliott(5)	2016	$165,000	—	$51,000	$—	$—	$216,000
Vice President Finance	2015	$—	—	$—	$—	$—	$—
Dave J. Pfanzelter (6)	2016	$150,000	—	$94,000	$—	$—	$244,000
Chairman of the Board	2015	$150,000	—	$—	$—	$—	$150,000

(1)	Amounts reflect salary earned during the respective fiscal years.

(2)	Amounts for the year ended July 31, 2016 reflect the grant date fair value for financial statement reporting purposes with respect to stock options granted during the fiscal year, calculated in accordance with authoritative guidance.

(3)	Reflect the grant date fair value for financial statement reporting purposes with respect to stock awards granted during the respective fiscal years, calculated in accordance with authoritative guidance.

(4)	Represents amounts reimbursed to Mr. Lambert for housing expenses in San Diego, where the Company is headquartered. Mr. Lambert maintains a permanent residence in Lake Forest, Illinois and he rents a corporate apartment in San Diego. The Company reimburses Mr. Lambert on a monthly basis for the housing expense.

(5)	Mr. Elliott was appointed as our Vice President Finance and Principal Financial and Accounting Officer on July 31, 2015.

(6)	Due to his service as Chairman of the Board, the Company considers Mr. Pfanzelter an executive officer.

Narrative to Summary Compensation Table

The compensation program established for the Company’s executive officers consisted of the following elements:

Base Salary: The base salaries of our named executive officers depend on their job responsibilities, the market rate of compensation paid by companies in our industry for similar positions, our financial position, and the strength of our business. Base salaries provide a fixed means of compensation in order to attract and retain talent. The base salary of Mr. Lambert is $350,000 per year. The base salary for Mr. Elliott was $165,000 per year. Additionally, Mr. Pfanzelter receives $150,000 per year for his service as Chairman of the Board.

Performance-Based Cash Awards: As part of the Company’s executive compensation program, our executive officers are eligible to receive performance-based cash awards. The annual performance-based cash awards are based on the executive officer’s individual performance and the Company’s actual performance compared to the corporate goals approved by the Board and the Compensation Committee. Following the end of each fiscal year, the Board and the Compensation Committee is responsible for determining the bonus amount payable to an executive officer based on that executive officer’s individual performance during the fiscal year and its determination of the Company’s actual performance compared to the corporate goals established for that fiscal year. Due to the Company’s limited financial resources and performance, our named executive officers did not receive any bonuses for the year ended July 31, 2016.

Long-Term Equity Awards: Equity ownership by our executive officers and key employees encourages them to create long-term value and aligns their interests with those of our stockholders. As a result, our executive compensation program provides for the issuance of stock options and restricted stock units (“RSUs”).

Outstanding Equity Awards at Year-End

The following table provides a summary of all equity awards held by our named executive officers that were outstanding as of July 31, 2016.

	Option Awards					Stock Awards
	Number of	Number of
	Securities	Securities					Market Value of
	Underlying	Underlying	Option			Number of shares	shares or Units
	Unexercised	Unexercised	Exercise	Option		or Units of stock	of stock that
	Options (#)	Options (#)	Price	Expiration		that have not	have not vested
Name	Exercisable	Unexercisable	($)	Date		vested(#)	($)(1)
Henry R. Lambert	66,000	134,000	$1.05	5/27/2021	(2)	200,000	$202,000	(3)
	—	—	—	—		150,000	$152,000	(4)
Mark S. Elliott	—	150,000	$1.15	5/11/2018	(5)	—	$—
	2,500	—	$18.72	5/14/2019		—	$—
	2,500	—	$28.00	5/19/2020		—	$—
	6,875	—	$6.72	7/14/2021		—	$—
	10,000	—	$0.86	1/24/2023		—	$—
	91,667	8,333	$1.40	12/16/2016		—	$—
Dave J. Pfanzelter	66,000	134,000	$1.05	5/27/2021	(6)	—	$—
	40,000	—	$0.73	2/6/2023		—	$—

(1)	The market value was determined by multiplying the number of shares underlying the awards by the closing price for our common stock on July 31, 2016, which was $1.01.

(2)	During the year ended July 31, 2016, we granted Mr. Lambert a five year award consisting of an option to purchase two hundred thousand (200,000) shares of common stock. 33% vested on July 31, 2016; 33% vest on October 31, 2016; and 34% vest on January 31, 2017.

(3)	Mr. Lambert was granted an award consisting of 200,000 RSUs on November 2, 2015. The RSUs vest based on performance conditions and expire on July 31, 2018. In the event of (i) a change in control of the Company, (ii) Mr. Lambert’s termination without cause or resignation for good reason or (iii) Mr. Lambert’s death or complete disability, in any event prior to July 31, 2018, 100% of the Performance-Based RSUs will vest.

(4)	Mr. Lambert was granted an award consisting of 300,000 RSUs on July 31, 2015. 50% of the RSUs vested on July 31, 2016 and 50% of the RSUs will vest on July 31, 2017.

(5)	On May 11, 2016, we granted Mr. Elliott a two year award consisting of an option to purchase one hundred fifty thousand (150,000) shares of common stock. The options vest quarterly over a one year period.

(6)	During the year ended July 31, 2016, we granted Mr. Pfanzelter a five year award consisting of an option to purchase two hundred thousand (200,000) shares of common stock. The options vest in three installments: 33% on July 31, 2016; 33% on October 31, 2016; and 34% on January 31, 2017.

During the year ended July 31, 2016, 150,000 of Mr. Lambert’s and 1,400,000 of Mr. Pfanzelter’s RSUs vested. The value realized on vesting was $152,000 and $1,372,000, respectively. In addition, during the year ended July 31, 2016, 66,000 of Mr. Lambert’s and Mr. Pfanzelter’s option awards vested. The value realized for each respective award was $67,000.

Employment Agreements; Potential Payments Upon Termination or a Change in Control for Current Executive Officers

Agreement with our Chief Executive Officer

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

The employment agreement provides that, during the term of the agreement, Mr. Lambert is eligible for equity compensation grants to be awarded at the discretion of the Compensation Committee and the Board, and also provided for annual bonus targets equal to, as applicable, 50% of Mr. Lambert’s current annual base salary, to be awarded at the sole discretion of the Compensation Committee and the Board. Additionally, pursuant to the terms of Mr. Lambert’s employment agreement, we granted Mr. Lambert 500,000 RSUs. The award agreement for the 500,000 RSUs provides Mr. Lambert with the right to require us to pay his state and federal withholding and other employment taxes upon the vesting and settlement of these RSUs in exchange for Mr. Lambert cancelling that number of shares of common stock having a value equal to the tax obligations we pay on his behalf.

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

The employment agreement with Mr. Lambert also provides that the Company could, in certain circumstances and in order to avoid incurring fines or penalties under applicable law (including recently enacted federal healthcare legislation), elect to pay cash payments equivalent to the value of the monthly premiums the Company would otherwise pay to provide for the continuation of health and dental insurance for Mr. Lambert and his eligible dependents following his termination without Cause or resignation for Good Reason.

The foregoing description of the employment agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the employment agreement filed as Exhibit 10.33 to the Annual Report on Form 10-K for the year ended July 31, 2013 filed with the SEC on October 24, 2013, which is incorporated herein by reference.

Agreements with our Chairman

On August 13, 2013, we appointed Dave J. Pfanzelter to serve as Chairman of the Board. On October 23, 2013, we entered into a Chairman Agreement with Mr. Pfanzelter (the “Chairman Agreement”). The Chairman Agreement provides that Mr. Pfanzelter is to serve as Chairman of the Board, effective as of August 13, 2013, until his earlier resignation or removal. Pursuant to the Chairman Agreement, Mr. Pfanzelter is entitled to receive $12,500 per month for his services as Chairman of the Board, payable on a quarterly basis (collectively “Chairman Compensation”). Mr. Pfanzelter is also eligible to receive annual and periodic bonuses in the discretion of the Board. Additionally, pursuant to the terms of the Chairman Agreement, we granted Mr. Pfanzelter 2,800,000 RSUs. Due to his service as Chairman, we consider Mr. Pfanzelter an executive officer of the Company. The award agreement for the 2,800,000 RSUs provides Mr. Pfanzelter with the right to require us to pay his state and federal withholding and other employment taxes upon the vesting and settlement of these RSUs in exchange for Mr. Pfanzelter cancelling that number of shares of common stock having a value equal to the tax obligations we pay on his behalf.

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

The Chairman Agreement with Mr. Pfanzelter also provides for additional compensation if Mr. Pfanzelter’s termination as our Chairman is without Cause or his resignation with Good Reason is within twelve months following a Change in Control. A “Change in Control” is the closing of the sale, transfer or other disposition of all or substantially all of the Company’s assets or the exclusive license of substantially all of the intellectual property of the Company; the consummation of a merger or consolidation of the Company with or into another entity; any person (subject to certain exemptions) becomes the beneficial owner of securities of the Company representing 35% or more of the total combined voting power of the Company; or if individuals who, as of 60 days after the effective date of the agreement are members of the Board, or are nominees of such Board members, cease to constitute at least a majority of the members of the Board. Upon such event, Mr. Pfanzelter would be entitled to additional separation pay in excess of the amount described above in a single lump sum payment equal to 200% of Mr. Pfanzelter’s then current Chairman Compensation.

The foregoing description of the Chairman Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of such Chairman Agreement filed as Exhibit 10.35 to the Annual Report on Form 10-K for the year ended July 31, 2013 filed with the SEC on October 24, 2013, which is incorporated herein by reference.

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

Compensation of Directors

Each non-employee director of the Company receives cash fees from the Company for their services as members of the Board and any committee of the Board as follows:

●	Each non-employee director receives an annual fee of $60,000 payable for such director’s service on the Board and each member of the Audit Committee and Compensation Committee receives an additional annual fee of $4,000 and $2,500, respectively, payable for such director’s service on the committee.

●	The Chair of the Audit Committee receives an additional annual fee of $10,000 for such Chair’s service and the Chair of the Compensation Committee receives an additional annual fee of $5,000 for such Chair’s service.

Annual fees are paid to each non-employee director in four equal installments on a quarterly basis. Any non-employee directors serving a portion of the year are entitled to receive such fees on a pro rata basis based on their length of service during the year. Messrs. Lambert and Pfanzelter do not receive any additional compensation for their board service.

New non-employee directors receive an initial grant of 200,000 restricted stock units. Currently, all non-employee director grants of restricted stock units generally vest fifty percent (50%) on the date of the next annual meeting and fifty percent (50%) on the date of the following year’s annual meeting.

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

The following table sets forth compensation earned in the fiscal year ended July 31, 2016 by each of our directors who are not named executive officers.

	Fees Earned or	Stock	Option	All Other	Total
	Paid in Cash	Awards	Awards	Compensation	Compensation
Name	($)	($)(1)(2)	($)	($)	($)
Gary D. Cohee	$70,000	—	$47,000	—	$117,000
David Theno, Jr., PhD	$65,000	—	$47,000	—	$112,000
William Otis	$66,000	—	$47,000	—	$113,000
Tom Y. Lee	$64,000	—	$47,000	—	$111,000

(1) Amounts for the year ended July 31, 2016 reflect the grant date fair value for financial statement reporting purposes with respect to stock options granted during the fiscal year, calculated in accordance with authoritative guidance.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table provides information regarding the beneficial ownership of our common stock as of October 27, 2016, or the Evaluation Date, by: (i) each of our current directors, (ii) each of our named executive officers as set forth in Item 11 of this Annual Report, (iii) all such directors and executive officers as a group and (iv) our five percent or greater stockholders. The table is based upon information supplied by our officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Applicable percentages are based on 64,823,917 shares outstanding as of the Evaluation Date, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options or warrants or settlement of restricted stock units that are either immediately exercisable or exercisable within 60 days of the Evaluation Date. These shares are deemed to be outstanding and beneficially owned by the person holding those securities for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

	Number of		Percent
	Shares		of
	Beneficially		Common
Name (1)	Owned		Stock
David J. Pfanzelter	3,028,000	(2)	4.66%
Henry R. Lambert	624,857	(3)	*
Mark S. Elliott	269,225	(4)	*
Gary D. Cohee	681,643	(5)	1.05%
David Theno, Jr., PhD	313,600	(6)	*
William Otis	297,732	(7)	*
Tom Y. Lee	5,111,040	(8)	7.79%
All of our named executive officers and directors as a group (8 persons)	10,326,097	(9)	15.82%
Franchise Brands	20,799,999	(10)	31.06%

*	Indicates less than one percent of the outstanding shares of the Company’s common stock.

(1)	Unless, noted below, the address for each person listed in the table is c/o PURE Bioscience, Inc., 1725 Gillespie Way, El Cajon, California 92020.

(2)	Consists of (a) 172,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, (b) 2,840,000 shares of common stock and (c) warrants to purchase 16,000 shares of common stock which are held directly by Mr. Pfanzelter.

(3)	Consists of 132,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 492,857 shares of common stock held directly by Mr. Lambert.

(4)	Consists of 196,875 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 72,350 shares of common stock held directly by Mr. Elliott.

(5)	Consists of 66,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 615,643 shares of common stock held directly by Mr. Cohee.

(6)	Consists of (a) 66,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, (b) 234,000 shares of common stock and (c) warrants to purchase 13,600 shares of common stock which are held directly by Mr. Theno.

(7)	Consists of (a) 66,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, (b) 222,666 shares of common stock and (c) warrants to purchase 9,066 shares of common stock which are held directly by Mr. Otis.

(8)	Consists of (a) 66,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, (b) 4,350,336 shares of common stock held by Mr. Lee and his spouse and (c) warrants to purchase 694,704 shares of common stock held by Mr. Lee and his spouse.

(9)	Consists of (a) 764,875 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, (b) warrants to purchase 733,370 shares of common stock which are currently exercisable and (c) 8,827,852 shares of common stock, held by all directors and executive officers as a group.

(10)	Consists of 18,666,666 shares of common stock and warrants to purchase 2,133,333 shares of common stock which are currently exercisable, held directly by Franchise Brands. The address for Franchise Brands is 325 Sub Way, Milford, CT 06461.

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

The following table sets forth, as of July 31, 2016, information with respect to our equity compensation plans, and with respect to certain other options and warrants.

Number of
securities
	Number of		remaining
	securities to	Weighted	available for
	be issued	average	future issuance
	upon	exercise	under equity
	exercise of	price of	compensation
	outstanding	outstanding	plans (excluding
	options,	options,	securities
	warrants	warrants	reflected in
	and rights	and rights	column (a))
Plan Category	(a)(1)	(b)	(c)
Equity compensation plans approved by stockholders	2,277,968	$1.60	2,042,846
Equity compensation plans not approved by stockholders	—	—	—
Total	2,277,968	$1.60	2,042,846

(1)	Includes options only and does not include restricted stock units

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as described below and other than Board or employment relationships and compensation resulting from those employment relationships, no director, executive officer, 5% stockholder or immediate family member of any of the foregoing, was a party to any transaction or series of transactions since August 1, 2014 (the beginning of the year ended July 31, 2015), or is to be a party to any currently proposed transaction or series of proposed transactions, in which (i) we were or are to be a participant, (ii) the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at fiscal year-end for the fiscal years ended July 31, 2016 and 2015, which is $81,210, and (iii) any director, executive officer, or immediate family member of any of the foregoing had or will have a direct or indirect material interest.

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

Transactions with our Director Tom Y. Lee

Mr. Lee has received certain benefits in accordance with the Company’s non-employee director compensation program. Additionally, since August 1, 2014, Mr. Lee and the Company have entered into the following equity investment transactions:

●	On August 23, 2014, the Company completed the first closing of a private placement in which it issued Units at a purchase price of $0.75 per Unit, with each Unit consisting of one share of common stock and a warrant to purchase 0.4 of a share of common stock with an exercise price of $0.75 per share (the “August 2014 Financing”). On August 29, 2014, Mr. Lee and his spouse invested an aggregate of $600,000 in the second closing of the August 2014 Financing, acquiring an aggregate of 800,000 shares of Common Stock and warrants to purchase up to 320,000 shares of Common Stock at an exercise price of $0.75 per share.

●	On November 23, 2015, we completed the second and final closing of the Private Placement Financing. We raised $2.0 million in this closing. Mr. Lee, together with certain of his affiliates, purchased an aggregate of 1,049,408 shares of Common Stock for $472,000 and warrants to purchase up to 1,206,819 shares of Common Stock at an exercise price of $0.45 per share.

●	On May 20, 2016, Mr. Lee and his spouse exercised an outstanding warrant for 487,115 shares of Common Stock for an aggregate exercise price of $219,202.

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

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Mayer Hoffman McCann P.C. for the years ended July 31, 2016 and 2015. Mayer Hoffman McCann P.C. leases substantially all of its personnel, who work under the control of Mayer Hoffman McCann P.C. shareholders, from wholly-owned subsidiaries of CBIZ, Inc., including CBIZ MHM, LLC, in an alternative practice structure. All fees described below were approved by the Board or the Audit Committee:

	For the years ended July 31,
	2016	2015
Audit Fees (1)	$154,000	$138,000
Tax Fees (2)	$12,000	9,700
Total Fees	$166,000	$147,700

(1)	Audit Fees include fees for services rendered for the audit and quarterly reviews of our financial statements, including our Annual Report on Form 10-K and our periodic reports, and fees incurred related to the filings of registration statements.

(2)	Tax Fees consist of amounts billed by an affiliate of our independent auditors for services in connection with the preparation of our federal and state tax returns.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	The list of financial statements filed in response to Part II, Item 8 is set forth at the end of this Annual Report.

	(2)	Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	(3)	The following exhibits are filed as part of this Annual Report pursuant to Item 601 of Regulation S-K:

	2.1	Agreement and Plan of Merger, dated as of March 24, 2011, by and between PURE Bioscience and PURE Bioscience, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on March 25, 2011)

	3.1	Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

	3.1.1	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

	3.2	Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

	3.2.1	Amendment to the Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

	4.1	Wharton Capital Markets LLC Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on March 16, 2012)

	4.2	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on September 13, 2012)

	4.3	Morrison & Foerster LLP Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on January 31, 2013)

	4.4	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC April 23, 2013)

	4.5	Warrant, dated February 3, 2012, issued by PURE Bioscience, Inc. to Wharton Capital Markets LLC (incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q filed with the SEC on March 16, 2012)

	4.6	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC August 27, 2014)

	4.7	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the SEC on June 29, 2012)

	4.18	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on July 6, 2012)

	4.11	Form of Five-Year Warrant (incorporated by reference to Exhibit 4.11 of the Annual Report on Form 10-K filed with the SEC on October 28, 2015)

	4.12	Form of Six-Month Warrant (incorporated by reference to Exhibit 4.12 of the Annual Report on Form 10-K filed with the SEC on October 28, 2015)

	10.1	Amended and Restated PURE Bioscience 2007 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on February 5, 2016)

	10.2 #	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

	10.3	Letter Agreement, dated as of January 25, 2013, between PURE Bioscience, Inc., and Morrison & Foerster LLP (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 31, 2013)

10.4	Promissory Note, dated as of January 25, 2013, in favor of Morrison & Foerster LLP (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 31, 2013)

10.5	Services Agreement dated as of August 13, 2013, between PURE Bioscience, Inc. and Pillar Marketing Group, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on August 20, 2013)

10.6	Voting Support Agreement and Irrevocable Proxy dated as of August 13, 2013 between PURE Bioscience, Inc. and Michael L. Krall (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC on August 20, 2013)

10.7	Voting Support Agreement and Irrevocable Proxy dated as of August 13, 2013 between PURE Bioscience, Inc. and Donna Singer (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed with the SEC on August 20, 2013)

10.8 #	Director Agreement dated as of September 17, 2013 between PURE Bioscience, Inc. and Gary D. Cohee (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.9 #	Employment Agreement dated as of October 23, 2013 between PURE Bioscience, Inc. and Henry R. Lambert (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.10 #	Chairman Agreement dated as of October 23, 2013 between PURE Bioscience, Inc. and Dave J. Pfanzelter (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.11 #	Form of RSU Agreement between PURE Bioscience, Inc. and Non-employee directors (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.12#	RSU Agreement dated as of October 23, 2013 between PURE Bioscience, Inc. and Henry R. Lambert (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.13 #	RSU Agreement dated as of October 23, 2013 between PURE Bioscience, Inc. and Dave J. Pfanzelter (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.14	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.15	Strategic Collaboration Agreement, dated December 11, 2013, by and between PURE Bioscience, Inc. and Intercon Chemical Company (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed with the SEC on March 13, 2014)

10.16	Amendment to Director Agreement dated as of April 24, 2014, between PURE Bioscience, Inc. and Gary D. Cohee (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014)

10.17	Securities Purchase Agreement, dated August 22, 2014 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on August 27, 2014)

10.18	Amendment to Services Agreement, dated October 2, 2014, between PURE Bioscience, Inc. and Pillar Marketing Group, Inc. (incorporated by reference to Exhibit 10.48 of the Registration Statement on Form S-1 filed with the SEC on October 10, 2014)

10.19	Securities Purchase Agreement, dated October 8, 2015, by and between the Company and the purchaser party thereto (incorporated by reference to Exhibit 10.30 of the Annual Report on Form 10-K filed with the SEC on October 28, 2015)

10.20	Registration Rights Agreement, dated October 8, 2015, by and between the Company and the purchaser party thereto (incorporated by reference to Exhibit 10.31 of the Annual Report on Form 10-K filed with the SEC on October 28, 2015)

10.21#	Form of RSU Agreement between PURE Bioscience, Inc. and executive officers (incorporated by reference to Exhibit 10.32 of the Annual Report on Form 10-K filed with the SEC on October 28, 2015)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K, filed with the SEC on October 13, 2009)

23.1 *	Consent of Mayer Hoffman McCann P.C.

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	The following materials from the Company’s Annual Report on Form 10-K for the annual period ended July 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as at July 31, 2016 and 2015; (ii) Consolidated Statements of Operations for the years ended July 31, 2016 and 2015; (iii) Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the years ended July 31, 2016 and 2015; and (v) Notes to Consolidated Financial Statements.

*	Filed herewith
#	Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE BIOSCIENCE, INC.	DATE

/s/ HENRY R. LAMBERT	October 27, 2016
Henry R. Lambert
Chief Executive Officer

Power of Attorney

NOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Henry R. Lambert and Mark S. Elliott, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ HENRY R. LAMBERT	Chief Executive Officer, Director	October 27, 2016
Henry R. Lambert	Principal Executive Officer

/s/ MARK S. ELLIOTT	Vice President, Finance	October 27, 2016
Mark S. Elliott	Principal Financial and Accounting Officer

/s/ DAVE J. PFANZELTER	Chairman of the Board	October 27, 2016
Dave J. Pfanzelter

/s/ GARY D. COHEE	Director	October 27, 2016
Gary D. Cohee

/s/ DR. DAVID THENO, JR.	Director	October 27, 2016
Dr. David Theno, Jr.

/s/ WILLIAM OTIS	Director	October 27, 2016
William Otis

/s/ TOM Y. LEE	Director	October 27, 2016
Tom Y. Lee

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PURE Bioscience, Inc.

We have audited the accompanying consolidated balance sheets of PURE Bioscience, Inc. (“the Company”) as of July 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended July 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PURE Bioscience, Inc. as of July 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years in the two year period ended July 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

San Diego, California
October 27, 2016

PURE Bioscience, Inc.

Consolidated Balance Sheets

	July 31, 2016	July 31, 2015
Assets
Current assets
Cash and cash equivalents	$5,194,000	$1,321,000
Accounts receivable	263,000	189,000
Inventories, net	350,000	207,000
Restricted cash	75,000	75,000
Prepaid expenses	260,000	187,000
Total current assets	6,142,000	1,979,000
Property, plant and equipment, net	440,000	90,000
Patents, net	980,000	1,192,000
Total assets	$7,562,000	$3,261,000
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$479,000	$560,000
Restructuring liability	39,000	59,000
Accrued liabilities	216,000	246,000
Derivative liability	1,802,000	4,000
Total current liabilities	2,536,000	869,000
Deferred rent	3,000	9,000
Total liabilities	2,539,000	878,000
Commitments and contingencies (See Note 4)
Stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized, 64,823,917 shares issued and outstanding at July 31, 2016, and 41,859,297 shares issued and outstanding at July 31, 2015	649,000	420,000
Additional paid-in capital	107,593,000	90,811,000
Accumulated deficit	(103,219,000)	(88,848,000)
Total stockholders’ equity	5,023,000	2,383,000
Total liabilities and stockholders’ equity	$7,562,000	$3,261,000

See accompanying notes.

PURE Bioscience, Inc.

Consolidated Statements of Operations

	Year ended
	July 31,
	2016	2015
Net product sales	$1,289,000	$729,000
Operating costs and expenses
Cost of goods sold	441,000	285,000
Selling, general and administrative	5,076,000	4,912,000
Research and development	927,000	790,000
Share-based compensation	1,902,000	2,382,000
Total operating costs and expenses	8,346,000	8,369,000
Loss from operations	(7,057,000)	(7,640,000)
Other income (expense)
Fair value of derivative liabilities in excess of proceeds	(1,867,000)	—
Change in derivative liability	(5,481,000)	5,000
Interest expense, net	(10,000)	(8,000)
Other income (expense), net	44,000	16,000
Total other income (expense)	(7,314,000)	13,000
Net loss	$(14,371,000)	$(7,627,000)
Basic and diluted net loss per share	$(0.25)	$(0.19)
Shares used in computing basic and diluted net loss per share	56,830,533	39,748,935

See accompanying notes.

PURE Bioscience, Inc.

Consolidated Statements of Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance July 31, 2014	29,394,940	$295,000	$80,943,000	$(81,221,000)	$17,000
Issuance of common stock in private placements, net	10,086,025	101,000	7,300,000	—	7,401,000
Share-based compensation expense - stock options	—	—	63,000	—	63,000
Share-based compensation expense - restricted stock units	—	—	2,319,000	—	2,319,000
Stock issued for services	250,000	3,000	203,000	—	206,000
Issuance of common stock upon vesting of restricted stock units	1,715,000	17,000	(17,000)	—	—
Issuance of common stock upon the exercise of warrants	413,332	4,000	—	—	4,000
Net loss	—	—	—	(7,627,000)	(7,627,000)
Balance July 31, 2015	41,859,297	$420,000	$90,811,000	$(88,848,000)	$2,383,000
Issuance of common stock in private placements, net	17,777,772	177,000	(177,000)	—	—
Share-based compensation expense - stock options	—	—	358,000	—	358,000
Share-based compensation expense - restricted stock units	—	—	1,544,000	—	1,544,000
Stock issued for services	250,000	3,000	287,000	—	290,000
Warrant liability removed due to warrant exercise and cancellation	—	—	13,550,000	—	13,550,000
Issuance of common stock upon vesting of restricted stock units	2,075,000	21,000	(21,000)	—	—
Issuance of common stock upon exercise of warrants	2,861,848	28,000	1,241,000	—	1,269,000
Net loss	—	—	—	(14,371,000)	(14,371,000)
Balance July 31, 2016	64,823,917	$649,000	$107,593,000	$(103,219,000)	$5,023,000

See accompanying notes.

PURE Bioscience, Inc.

Consolidated Statements of Cash Flows

	Year ended
	July 31,
	2016	2015
Operating activities
Net loss	$(14,371,000)	$(7,627,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,902,000	2,382,000
Amortization of stock issued for services	225,000	115,000
Fair value of derivative liabilities in excess of proceeds	1,867,000	—
Impairment of patents	48,000	—
Depreciation and amortization	219,000	206,000
Change in fair value of derivative liability	5,481,000	(5,000)
Changes in operating assets and liabilities:
Accounts receivable	(74,000)	(142,000)
Inventories	(143,000)	42,000
Restricted cash	—	(75,000)
Prepaid expenses	(8,000)	—
Accounts payable and accrued liabilities	(131,000)	(955,000)
Deferred rent	(6,000)	(4,000)
Net cash used in operating activities	(4,991,000)	(6,063,000)
Investing activities
Investment in patents	(15,000)	(26,000)
Purchases of property, plant and equipment	(390,000)	(81,000)
Net cash used in investing activities	(405,000)	(107,000)
Financing activities
Net proceeds from the sale of common stock	8,000,000	7,401,000
Net proceeds from the exercise of warrants	1,269,000	4,000
Net cash provided by financing activities	9,269,000	7,405,000
Net increase in cash and cash equivalents	3,873,000	1,235,000
Cash and cash equivalents at beginning of year	1,321,000	86,000
Cash and cash equivalents at end of year	$5,194,000	$1,321,000
Supplemental disclosure of cash flow information
Cash paid for taxes	$2,000	$1,600
Warrant liability removed due to settlements	$13,550,000	$—
Fair value of warrant liability at issuance	$9,867,000	$—
Common stock issued for prepaid services	$290,000	$206,000

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

Liquidity

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financings, and revenue from product sales and license agreements. We have a history of recurring losses, and as of July 31, 2016 we have incurred a cumulative net loss of $103,219,000.

As of July 31, 2016, we had $5,194,000 in cash and cash equivalents, and $479,000 of accounts payable. As of July 31, 2016, we had no long term debt.

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

We believe our available cash on-hand and cash received from financings subsequent to our year ended July 31, 2016, our current efforts to market and sell our products, and our ability to significantly reduce expenses, will provide sufficient cash resources to satisfy our needs over the next 12 months. However, we do not yet have, and we may never have, significant cash inflows from product sales or from other sources of revenue to offset our ongoing and planned investments in, research and development projects, regulatory submissions, business development activities, and sales and marketing, among other investments. Some or all of our ongoing or planned investments may not be successful. In addition, irrespective of our cash resources, we may be contractually or legally obligated to make certain investments which cannot be postponed.

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

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. Estimates of allowances for doubtful accounts are determined based on historical payment patterns and individual customer circumstances. The allowance for doubtful accounts was zero at July 31, 2016 and 2015.

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

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the fiscal year ended July 31, 2016 we incurred $48,000 of expense related to the abandonment of a pending patent not associated with our core business. There were no patent impairments during the fiscal year ended July 31, 2015.

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

Shipping and Handling Costs

Shipping and handling costs incurred by us for product shipments are included in cost of goods sold and were minimal for the years ended July 31, 2016 and 2015.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments. For the years ended July 31, 2016 and 2015, our comprehensive loss consisted only of net loss.

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

Net Loss Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Our diluted net loss per common share is the same as our basic net loss per common share because we incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an antidilutive effect. As of July 31, 2016 and 2015, the number of shares issuable upon the exercise of stock options, the vesting of restricted stock units, and the exercise of warrants, none of which are included in the computation of basic net loss per common share, was 10,619,394 and 8,679,374 respectively.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this Update do not change the core principle of the guidance. The amendments clarify the implementation guidance on principal versus agent considerations. ASU No. 2016-08 was amended by ASU No. 2016-10 to identify performance obligations and licensing. These amendments should be adopted concurrent with adoption of ASU 2014-09. ASU No. 2016-10 is effective for annual reporting periods, and interim periods within those periods, beginning after December 15, 2017, with early adoption not permitted. We have not yet determined the effect of the standard on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which is designed to simplify several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. ASU No. 2016-09 is effective for annual reporting periods, and interim periods within those periods, beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of ASU No. 2016-09 on our consolidated financial statements.

3. Balance Sheet Details

Inventories consist of the following:

	July 31,
	2016	2015
Raw materials	$120,000	$96,000
Finished goods	230,000	111,000
	$350,000	$207,000

During the fiscal year ended July 31, 2016, we received $46,000 from the sale of inventory which was reserved in prior fiscal years. The $46,000 gain is reflected in the other income (expense) section of the consolidated statement of operations.

Property, plant, and equipment consist of the following:

	July 31,
	2016	2015
Computers and equipment	$840,000	$590,000
Furniture and fixtures	21,000	21,000
	861,000	611,000
Less accumulated depreciation	(421,000)	(521,000)
	$440,000	$90,000

Depreciation expense was $40,000 and $27,000 for the years ended July 31, 2016 and 2015, respectively.

Patents consist of the following:

	July 31,
	2016	2015
Patents	$3,475,000	$3,508,000
Less accumulated amortization	(2,495,000)	(2,316,000)
	$980,000	$1,192,000

Patent amortization expense was $179,000 for the years ended July 31, 2016 and 2015, respectively. At July 31, 2016, the weighted average remaining amortization period for all patents was approximately six years. The annual patent amortization expense for the next five years is expected to be approximately $178,000 per year. During the fiscal year ended July 31, 2016 we incurred $48,000 of expense related to the abandonment of a pending patent not associated with our core business. There were no patent impairments during the fiscal year ended July 31, 2015.

4. Commitments and Contingencies

Severance Agreement

On August 13, 2013, the Company entered into a Severance and Release Agreement with Dennis Brovarone, a former Board member. Mr. Brovarone will receive $91,000, payable in 60 monthly installments of approximately $1,600, commencing December 11, 2013 for amounts previously accrued as of July 31, 2013. For the years ended July 31, 2016 and 2015, $39,000 and $59,000 remained payable under the agreement and is included in the accrued restructuring liability section of the consolidated balance sheets as of July 31, 2016 and 2015.

Operating Leases

During August 2016, we amended the lease of our primary facility in El Cajon, California under a noncancelable operating lease that now expires in December 2019. This facility includes our corporate offices, research and development laboratory, and warehouse. Rent expense, including common area maintenance, was $99,000 and $108,000 for the years ended July 31, 2016 and 2015, respectively.

Future minimum annual lease payments for our primary facility as of July 31, 2016 are as follows:

2017	$86,000
2018	$94,000
2019	$106,000
2020	$45,000
$331,000

5. Fair Value of Financial Instruments

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

In connection with the October and November 2015 Private Placements and a prior Bridge Loan, we issued warrants with derivative features. These instruments are accounted for as derivative liabilities (See Note 6).

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

The following table provides a reconciliation of the beginning and ending balances of the derivative liabilities for the years ended July 31, 2016 and 2015:

Fair Value of Significant Unobservable Inputs (Level 3)

Warrant
Liability
Balance at July 31, 2014	$9,000
Issuances	—
Settlement of warrant liability	—
Adjustments to estimated fair value	(5,000)
Balance at July 31, 2015	$4,000
Issuances	9,867,000
Settlement of warrant liability	(13,550,000)
Adjustments to estimated fair value	5,481,000
Balance at July 31, 2016	$1,802,000

6. Derivative Liability

On October 23, 2015 (the “October Closing Date”), we completed a first closing of a private placement financing (the “Private Placement Financing”), where we issued an aggregate of 13,333,333 shares of our common stock (the “Common Stock”), a warrant to purchase up to an aggregate of 6,666,666 shares of common stock with a term of five years and a warrant to purchase up to an aggregate of 8,666,666 shares of common stock with a term of six months (See Note 7).

On November 23, 2015, we completed a second closing of the Private Placement Financing, where we issued 4,444,439 shares of Common Stock, warrants to purchase up to an aggregate of 2,222,217 shares of common stock with a term of five years and a warrant to purchase up to an aggregate of 2,820,670 shares of common stock with a term of six months (See Note 7).

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

The five year warrants issued on the October Closing Date were canceled on July 19, 2016. The estimated fair value of the five year warrants issued on the October Closing Date, as of the October Closing Date, and at July 19, 2016, was $4,034,000 and $5,541,000, respectively. The fair value on cancelation was returned to additional paid in capital and is reflected in the Settlement of warrant liability section on the table above.

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

The estimated fair value of the five year warrants issued on the November Closing Date, as of the November Closing Date, and at July 31, 2016, was $1,587,000 and $1,794,000, respectively. The following assumptions were used as inputs to the Monte Carlo option pricing model at July 31, 2016: stock price of $1.01 and a warrant exercise price of $0.45; our historical stock price volatility of 90%; risk free interest rate on U.S. treasury notes of 1.0%; warrant expiration of 4.3 years.

During the fiscal year ended July 31, 2016, all 2,820,670 of the six month warrants issued on the November Closing Date were exercised. The estimated fair value of the six month warrants issued on the November Closing Date, as of the November Closing Date, and at exercise, was $1,271,000 and $1,942,000, respectively. The fair value on exercise was returned to additional paid in capital and is reflected in the Settlement of warrant liability section on the table above.

Given that the fair value of the derivative warrants issued on the October Closing Date exceeded the total proceeds of the private placement of $6,000,000, as of the October Closing Date, no net amounts were allocated to the common stock. The $1,008,000 amount by which the recorded liabilities exceeded the proceeds was charged to other expense at the October Closing Date. Given that the fair value of the derivative liabilities issued on the November Closing Date exceeded the total proceeds of the private placement of $2,000,000, as of the November Closing Date, no net amounts were allocated to the common stock. The $859,000 amount by which the recorded liabilities exceeded the proceeds was charged to other expense at the November Closing Date. We have revalued the derivative liability as of July 31, 2016, and will continue to do so on each subsequent balance sheet date until the securities to which the derivative liabilities relate are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense.

The derivative liabilities were valued at the closing dates of the October and November Private Placements and at July 31, 2016 using the following assumptions:

	July 31, 2016	On issuance
Closing price per share of common stock	$1.01	$0.87 -0.75
Exercise price per share	$0.45	$0.45
Volatility	90.00%	90.00%
Risk-free interest rate	1.0%	1.7 – 0.1%
Dividend yield	0.0	0.0
Expected term of underlying securities (years)	4.3	5.0 – 0.5

In addition, as of the valuation dates, management assessed the probabilities of future financings assumptions in the valuation models.

As of July 31, 2016, we had a warrant liability of $8,000 related to 132,420 warrants issued pursuant to a Bridge Loan financing that occurred during the fourth quarter of 2012. Currently there are 9,709 warrants outstanding that were issued in connection with the Bridge Loan. The following assumptions were used as inputs to the model at July 31, 2016: stock price of $1.01 and a warrant exercise price of $0.20 as of the valuation date; our historical stock price volatility of 78.73%; risk free interest rate on U.S. treasury notes of 0.2%; warrant expiration of 0.4 years.

As of July 31, 2016 and 2015 the total value of the derivative liabilities was $1,802,000 and $4,000, respectively. The change in fair value of the warrant liability for the fiscal year ended July 31, 2016, was an increase of $5,481,000, which was recorded as a change in derivative liability in the consolidated statement of operations.

7. Stockholders’ Equity

Preferred Stock

As of July 31, 2016, the Company’s Board of Directors is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.01 per share, in one or more series. As of July 31, 2016 and 2015, there were no shares of preferred stock issued and outstanding.

Common Stock

As of July 31, 2016, 100,000,000 shares of common stock with a par value of $0.01 per share are authorized for issuance.

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

During the fiscal year ended July 31, 2016, (i) all 2,820,670 of the Six-Month Warrants issued in the second and final closing were exercised, (ii) the Six-Month Warrants issued in the initial closing expired and (iii) the Five-Year Warrants issued in the initial closing were cancelled.

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

The Five-Year Warrants have a term of exercise equal to the earlier of (i) five years after their issuance date or (ii) the consummation of an Acquisition Event (as defined in the Five-Year Warrants). The Five-Year Warrants are subject to a broad-based anti-dilution adjustment in the event the Company issues shares of Common Stock without consideration or for consideration per share less than the exercise price in effect immediately prior to such issuance; provided however, that such adjustment does not apply to an Excluded Issuance (as such term is defined in the Five-Year Warrants). Additionally, the number of Warrant Shares issuable upon exercise of the Five-Year Warrants and the applicable exercise price therefore are subject to adjustment in the event of a stock dividend, stock split or combination as set forth in the Five-Year Warrants.

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

During the fiscal year ended July 31, 2015, we issued a total of 10,086,025 shares of common stock and warrants to purchase 4,652,312 shares of common stock for gross proceeds of $7,493,000. After deducting fees of $92,000, the net proceeds to us were $7,401,000. The warrants issued have a five-year term, are exercisable immediately, and have exercise prices ranging from $0.01 to $0.75 per share. A fair value of $4,397,000 was estimated for the warrants using the Black-Sholes valuation method using a volatility of 133.74%, an interest rate of 1.50% and a dividend yield of zero. We determined that the warrants issued in connection with the private placements were equity instruments and did not represent derivative instruments.

Other Activity

During the fiscal year ended July 31, 2016, we issued 2,075,000 shares of common stock to employees, directors and officers for restricted stock units that vested, based on service and performance conditions. In addition, we entered into a two-year service agreement for general financial advisory services. In accordance with the agreement we issued 250,000 shares of common stock, with a value of $290,000. The value was capitalized to prepaid expense and is being amortized over the term of the agreement. During the fiscal year ended July 31, 2016, we recognized $43,000 of expense related to these services.

During the fiscal year ended July 31, 2015, we issued 1,715,000 shares of common stock to employees, directors and officers for restricted stock units that vested, based on service and performance conditions. In addition, we issued 250,000 shares of common stock, valued at $206,000 for investor relations services. The value was capitalized to prepaid expense and is being amortized over a one year term. For the years ended July 31, 2016 and 2015, we recognized $182,000 and $24,000, respectively, of expense related to these services.

Warrants

During the fiscal year ended July 31, 2016, we received $1,269,000 from the exercise of warrants issued in November 2015 to purchase 2,820,670 shares of our common stock. In addition, there was a net exercise on 78,000 warrants which resulted in the issuance of 41,178 shares of our common stock. As these warrants were net exercised, as permitted under the respective warrant agreement, we did not receive any cash proceeds. The warrants were issued in connection with a prior year private placement and were considered equity instruments.

During the fiscal year ended July 31, 2015, we received $4,000 from the exercise of warrants to purchase 413,332 shares of our common stock.

A summary of our warrant activity and related data is as follows:

Shares
Outstanding at July 31, 2014	849,012
Issued	4,652,312
Exercised	(413,332)
Expired	(52,836)
Outstanding at July 31, 2015	5,035,156
Issued	20,376,219
Exercised	(2,898,670)
Expired/Cancelled	(15,456,279)
Outstanding at July 31, 2016	7,056,426

The following table summarizes information related to warrants outstanding at July 31, 2016:

Expiration	Exercise
Date	Price	Shares
12/14/16	$3.61	25,000
12/24/16	$0.20	9,709
02/24/17	$1.00	100,000
09/17/17	$1.38	113,520
01/24/18	$0.83	375,000
08/29/19	$0.75	4,210,980
11/23/20	$0.45	2,222,217
		7,056,426

Restricted Stock Units

During the fiscal year ended July 31, 2016 and 2015, we issued 2,075,000 and 1,715,000 shares of common stock to employees and directors for restricted stock units that vested, based on performance and service conditions, respectively (See Note 8).

A summary of our restricted stock unit activity and related data is as follows:

Shares
Outstanding at July 31, 2014	4,825,000
Granted	600,000
Vested	(1,715,000)
Forfeited	(500,000)
Outstanding at July 31, 2015	3,210,000
Granted	1,272,500
Vested	(2,075,000)
Forfeited	(1,122,500)
Outstanding at July 31, 2016	1,285,000

8. Share-Based Compensation

Restricted Stock Units

During the fiscal year ended July 31, 2016, the Compensation Committee of the Board of Directors issued 200,000 restricted stock units (“RSUs”) to Henry R. Lambert, our Chief Executive Officer. The RSUs vest based on performance conditions and expire July 31, 2018. If the performance conditions are not met, or expected to be met, no compensation cost will be recognized on the underlying RSUs. If the performance condition is expected to be met, the expense will be allocated over the performance period. The RSUs granted to Mr. Lambert were not granted pursuant to any compensatory, bonus, or similar plan maintained or otherwise sponsored by the Company.

During the fiscal year ended July 31, 2016, we issued 772,500 RSUs to key employees. The RSUs vest based on performance and service conditions. If the performance conditions are not met, or expected to be met, no compensation cost will be recognized on the underlying RSUs. If the performance condition is expected to be met, the expense will be allocated over the performance period.

In addition, during the fiscal year ended July 31, 2016, we entered into a nonexclusive sales representative agreement with a third-party consultant. Based on the terms of the agreement, we issued 300,000 RSUs that vest only if sales milestones to certain defined customers are achieved. During the fiscal year ended July 31, 2016, 150,000 RSUs were canceled due to non-performance. We currently do not expect the remaining RSUs issued under the agreement to vest. The agreement terminates on July 31, 2017.

During the fiscal year ended July 31, 2016, 2,075,000 RSUs vested based on service conditions that were satisfied during the period, resulting in the issuance of 2,075,000 shares of common stock. Of the 1,285,000 RSUs outstanding, we currently expect 250,000 to vest. As of July 31, 2016, there was $145,000 of unrecognized non-cash compensation cost related to RSUs we expect to vest, which will be recognized over a weighted average period of 0.78 years. During the fiscal year ended July 31, 2016, 1,122,500 RSUs were forfeited.

For the years ended July 31, 2016 and 2015, share-based compensation expense for RSUs was $1,544,000 and $2,319,000, respectively.

Stock Option Plans

In February 2016, we amended and restated our 2007 Equity Incentive Plan, or the Plan, to, among other changes, increase the number of shares of common stock issuable under the Plan by 4,000,000 shares and extend the term of the Plan until February 4, 2026. The Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee or the Board of Directors. Our 2007 Equity Incentive Plan is the only active plan pursuant to which options to acquire common stock or restricted stock awards can be granted and are currently outstanding. As of July 31, 2016, there were approximately 2.0 million shares available for issuance under the Plan.

During the fiscal year ended July 31, 2016, the Compensation Committee of the Board of Directors authorized the issuance of 950,000 stock options to our officers and directors. Each option represents the right to receive one share of common stock, issuable at the time the option vests, as set forth in the option agreement. The breakdown is as follows:

●	Mark S. Elliott Option Award: We granted Mr. Elliott a two year award consisting of an option to purchase one hundred fifty thousand (150,000) shares of common stock. The option shares vest quarterly over a one year period.

●	Henry R. Lambert Option Award: We granted Mr. Lambert a five year award consisting of an option to purchase two hundred thousand (200,000) shares of common stock.

●	Chairman Option Award: We granted Mr. Pfanzelter a five year award consisting of an option to purchase two hundred thousand (200,000) shares of common stock.

●	Director Option Awards: We granted Messrs. Cohee, Lee, Otis and Dr. Theno, five year awards consisting of an option to purchase one hundred thousand (100,000) shares of common stock, respectively.

The option awards granted to Messrs. Lambert, Pfanzelter, Cohee, Lee, Otis and Dr. Theno vest in three installments: 33% on July 31, 2016; 33% on October 31, 2016; and 34% on January 31, 2017.

None of the options granted to our officers and directors were granted pursuant to any compensatory, bonus, or similar plan maintained or otherwise sponsored by the Company.

During the year ended July 31, 2016, we issued 850,000 options to purchase common stock to employees supporting our selling, general and administrative, and research and development functions. The vesting terms of the options varied from 100% on grant date to quarterly over a one year period. In addition, during the year ended July 31, 2016, we issued 50,000 options to purchase common stock to third-party consultants for business development services. 12,500 option shares vested during the current fiscal year. The remaining options vest only if sales milestones are achieved. We currently do not expect the remaining options issued under the agreements to vest.

A summary of our stock option activity for the fiscal years ended July 31, 2016 and 2015 is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 31, 2014	462,343	$3.95	$22,000
Granted	—	$—
Exercised	—	$—
Cancelled	(28,125)	$2.20
Outstanding at July 31, 2015	434,218	$4.07	$—
Granted	1,850,000	$1.07
Exercised	—	$—
Cancelled	(6,250)	$14.72
Outstanding at July 31, 2016	2,277,968	$1.60	$46,000

The weighted-average remaining contractual term of options outstanding at July 31, 2016 was 3.08 years.

At July 31, 2016, options to purchase 957,801 shares of common stock were exercisable. These options had a weighted-average exercise price of $2.29, an aggregate intrinsic value of $46,000, and a weighted average remaining contractual term of 3.22 years. The weighted average grant date fair value for options granted during the year ended July 31, 2016 was $0.47.

We use the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

July 31, 2016
Volatility	82.12%
Risk-free interest rate	0.83%
Dividend yield	0.0%
Expected life	2.13 years

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

The total unrecognized compensation cost related to unvested stock option grants as of July 31, 2016 was approximately $430,000 and the weighted average period over which these grants are expected to vest is 0.58 years.

For the fiscal year ended July 31, 2016 and 2015, share-based compensation expense for stock options was $358,000 and $63,000 respectively.

9. Related Party Transactions

On December 11, 2013, the Company entered into a five-year strategic collaboration agreement with St. Louis-based Intercon Chemical Company (ICC). The agreement consists of a multi-prong approach to accelerate the commercialization of PURE’s unique and proprietary SDC-based products. The strategic collaboration agreement provides:

●	ICC licenses from PURE its patents and technology know-how for the exclusive manufacture of our SDC-based products.

	●	ICC will invest in plant improvements to allow for expanded SDC production.

	●	ICC’s R&D team will collaborate on SDC product line development.

●	ICC licenses the distribution rights for SDC-based products into its core businesses of institutional cleaning and sanitation products.

	●	ICC will also develop a new initiative focused on US hospital, healthcare and medical facilities.

	●	PURE earns royalty income on SDC-products sold by ICC and its affiliates.

During the year ended July 31, 2016 and 2015, our net product sales to ICC was $34,000 and $69,000, respectively. As of July 31, 2016, $118,000 was payable to ICC for the production of SDC based products and $24,000 of accounts receivable was due to the Company. As of July 31, 2015, $6,000 was payable to ICC for the production of SDC based products and $2,000 of accounts receivable was due to the Company.

10. Sales Concentration

Net product sales were $1,289,000 and $729,000 for the years ended July 31, 2016 and 2015, respectively. For the year ended July 31, 2016, one customer accounted for 37% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales for the year ended July 31, 2016 was as follows: 100% U.S. For the year ended July 31, 2015, one customer accounted for 47% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales for the year ended July 31, 2015 was as follows: 97% U.S. and 3% foreign.

11. Income Taxes

We file federal and California consolidated tax returns with our subsidiaries. Our income tax provision for the year ended July 31, 2016 and 2015 was $1,600; the minimum state franchise taxes we pay regardless of income or loss.

At July 31, 2016, we had federal and California tax net operating loss carry-forwards of approximately $95.4 million and $79.0 million, respectively. Included in these net operating loss carry-forwards is $18.6 million related to a deduction for income tax purposes for which the Company has not realized a tax benefit. In future periods an adjustment would be recorded to Additional Paid in Capital at the time that these net operating losses may be utilized and reduce income tax. At July 31, 2015, we had federal and California tax net operating loss carry-forwards of approximately $90.2 million and $77.5 million, respectively. Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code as well as similar state provisions. These ownership changes may limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since our formation, we have raised capital through the issuance of capital stock on several occasions (both before and after our initial public offering in 1996) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition. While we do not believe that we have experienced an ownership change, the pertinent tax rules related thereto are complex and subject to varying interpretations, and thus complete assurance cannot be provided that the taxing authorities would not take an alternative position.

Our current federal tax loss carry-forwards begin expiring in the year ended July 31, 2019 and, unless previously utilized, will completely expire in the year ending July 31, 2036. Our California tax loss carry-forwards will begin to expire in the year ending July 31, 2017, and will completely expire in the year ending July 31, 2036.

Significant components of our deferred tax assets are as follows:

	July 31,
	2016	2015
Net operating loss carry-forward	$30,160,000	$28,205,000
Stock options and warrants	3,250,000	2,570,000
Other temporary differences	(140,000)	70,000
Total deferred tax assets	33,270,000	30,845,000
Valuation allowance for deferred tax assets	(33,270,000)	(30,845,000)
Net deferred tax assets	$—	$—

Realization of our deferred tax assets, which relate to operating loss carry-forwards and timing differences, is dependent on future earnings, among other factors. The timing and amount of future earnings are uncertain and therefore a valuation allowance has been established. The increase in the valuation allowance on the deferred tax asset during the years ended July 31, 2016 and 2015 was $2,423,000 and $3,075,000, respectively. The deferred tax asset and valuation allowance balances as of July 31, 2015 have been restated to correct for an error related to the Company’s calculation of its income tax provision for the year ended July 31, 2015.  The Company assessed the materiality of the error to the previously issued financial statements for year ended July 31, 2015 in accordance with SEC Staff Accounting Bulletin Nos. 108 and 99 and concluded that the revisions were not material to those financial statements. The deferred tax asset and valuation allowance balances as of July 31, 2015 presented herein each reflect a decrease of approximately $6,875,000 to correct for this error. The error impacts only certain amounts disclosed in the footnotes to the financial statements and not the results of operations or the financial position of the Company.

A reconciliation of income taxes computed using the statutory income tax rate, compared to the effective tax rate, is as follows:

	2016	2015
Federal tax benefit at the expected statutory rate	34.0%	34.0%
State income tax, net of federal tax benefit	2.3	6.2
Expired net operating loss carryforwards	(1.5)	(0.3)
Permanent items	(17.9)	(0.4)
Valuation allowance	(16.9)	(40.3)
Income tax benefit - effective rate	0.0%	0.0%

Following authoritative guidance, we recognize the tax benefit from a tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense; however we have had no accrued interest or penalties at either July 31, 2016 or July 31, 2015. We are subject to income taxes in the United States and in California, and our historical tax years remain subject to future examination by the U.S. and California tax authorities. During the years ended July 31, 2016 and 2015, we did not record any activity related to our unrecognized tax benefits.

The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities in major jurisdictions for tax years prior to 2011. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the carryforwards. The Company is not currently under examination by the IRS or state taxing authorities.

12. Subsequent Events

None

