Form 10-Q
period 2016-10-31
PURE BIOSCIENCE, INC.
filed 2016-12-14
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2016

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

As of December 14, 2016, there were 62,200,389 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PURE Bioscience, Inc.

Form 10-Q

for the Quarterly Period Ended October 31, 2016

Item 1. Financial Statements

PURE Bioscience, Inc.

Condensed Consolidated Balance Sheets

	October 31, 2016	July 31, 2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$4,064,000	$5,194,000
Accounts receivable	146,000	263,000
Inventories, net	348,000	350,000
Restricted cash	75,000	75,000
Prepaid expenses	331,000	260,000
Total current assets	4,964,000	6,142,000
Property, plant and equipment, net	495,000	440,000
Patents, net	943,000	980,000
Total assets	$6,402,000	$7,562,000
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$654,000	$479,000
Restructuring liability	34,000	39,000
Accrued liabilities	193,000	216,000
Derivative liabilities	1,961,000	1,802,000
Total current liabilities	2,842,000	2,536,000
Deferred rent	3,000	3,000
Total liabilities	2,845,000	2,539,000
Commitments and contingencies (See Note 6)
Stockholders’ equity
Preferred stock, $0.01 par value:
5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value:
100,000,000 shares authorized, 64,823,917 shares issued and outstanding at October 31, 2016 and July 31, 2016	649,000	649,000
Additional paid-in capital	107,870,000	107,593,000
Accumulated deficit	(104,962,000)	(103,219,000)
Total stockholders’ equity	3,557,000	5,023,000
Total liabilities and stockholders’ equity	$6,402,000	$7,562,000

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended
	October 31,
	2016	2015
Net product sales	$531,000	$186,000
Operating costs and expenses
Cost of goods sold	265,000	54,000
Selling, general and administrative	1,337,000	1,086,000
Research and development	248,000	236,000
Share-based compensation	278,000	672,000
Total operating costs and expenses	2,128,000	2,048,000
Loss from operations	(1,597,000)	(1,862,000)
Other income (expense)
Fair value of derivative liabilities in excess of proceeds	—	(1,008,000)
Change in derivative liabilities	(159,000)	43,000
Interest expense, net	(1,000)	(2,000)
Other income, net	14,000	9,000
Total other expense	(146,000)	(958,000)
Net loss	$(1,743,000)	$(2,820,000)
Basic and diluted net loss per share	$(0.03)	$(0.07)
Shares used in computing basic and diluted net loss per share	64,823,917	43,019,329

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	October 31,
	2016	2015
Operating activities
Net loss	$(1,743,000)	$(2,820,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	278,000	672,000
Amortization of stock issued for services	36,000	55,000
Fair value of derivative liabilities in excess of proceeds	—	1,008,000
Depreciation and amortization	65,000	51,000
Change in fair value of derivative liabilities	159,000	(43,000)
Changes in operating assets and liabilities:
Accounts receivable	117,000	96,000
Inventories	2,000	(12,000)
Prepaid expenses	(108,000)	(18,000)
Accounts payable and accrued liabilities	147,000	(250,000)
Deferred rent	—	(1,000)
Net cash used in operating activities	(1,047,000)	(1,262,000)
Investing activities
Investment in patents	(7,000)	(4,000)
Purchase of property, plant and equipment	(76,000)	—
Net cash used in investing activities	(83,000)	(4,000)
Financing activities
Net proceeds from the sale of common stock	—	6,000,000
Net cash provided by financing activities	—	6,000,000
Net increase and decrease in cash and cash equivalents	(1,130,000)	4,734,000
Cash and cash equivalents at beginning of period	5,194,000	1,321,000
Cash and cash equivalents at end of period	$4,064,000	$6,055,000
Supplemental disclosure of cash flow information
Cash paid for taxes	$2,000	$2,000

See accompanying notes.

PURE Bioscience, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the consolidated accounts of PURE Bioscience, Inc. and its wholly owned subsidiary, ETI H2O Inc., a Nevada corporation. ETI H2O, Inc. currently has no business operations and no material assets or liabilities and there have been no significant transactions related to ETI H2O, Inc. during the periods presented in the condensed consolidated financial statements. All inter-company balances and transactions have been eliminated. All references to “PURE,” “we,” “our,” “us” and the “Company” refer to PURE Bioscience, Inc. and our wholly owned subsidiary.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information pursuant to the instructions to Form 10-Q and Article 10/Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2016 are not necessarily indicative of the results that may be expected for other quarters or the year ending July 31, 2017. The July 31, 2016 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in our Annual Report on Form 10-K. For more complete information, these unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended July 31, 2016 included in our Annual Report on Form 10-K covering such period filed with the Securities and Exchange Commission, or SEC, on October 27, 2016.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

2. Liquidity

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of October 31, 2016, we have incurred a cumulative net loss of $104,962,000.

As of October 31, 2016, we had $4,064,000 in cash and cash equivalents, and $654,000 of accounts payable. As of October 31, 2016, we have no long-term debt.

Subsequent to October 31, 2016, we completed a private placement pursuant to which we issued 1,176,472 shares of our common stock and warrants to purchase 1,176,472 shares of our common stock. The shares were sold at a per share purchase price of $0.85 per share, resulting in $1 million in aggregate gross proceeds. After deducting fees of approximately $225,000, the net proceeds to us were $775,000 (See Note 13 to these condensed consolidated financial statements).

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

We believe our available cash on-hand and cash received from financings subsequent to our quarter ended October 31, 2016, our current efforts to market and sell our products, and our ability to significantly reduce expenses, will provide sufficient cash resources to satisfy our needs over the next 12 months. However, we do not yet have, and we may never have, significant cash inflows from product sales or from other sources of revenue to offset our ongoing and planned investments in research and development projects, regulatory submissions, business development activities, and sales and marketing, among other investments. Some or all of our ongoing or planned investments may not be successful. In addition, irrespective of our cash resources, we may be contractually or legally obligated to make certain investments which cannot be postponed.

3. Net Loss Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Our diluted net loss per common share is the same as our basic net loss per common share because we incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an anti-dilutive effect. As of October 31, 2016 and 2015, the number of shares issuable upon the exercise of stock options, the vesting of restricted stock units, and the exercise of warrants, none of which are included in the computation of basic net loss per common share, was 10,719,394 and 23,178,331, respectively.

4. Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments. For the three months ended October 31, 2016 and 2015, our comprehensive loss consisted only of net loss.

5. Inventory

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Inventories consist of the following:

	October 31, 2016	July 31, 2016
Raw materials	$98,000	$120,000
Finished goods	250,000	230,000
	$348,000	$350,000

6. Commitments and Contingencies

Severance Agreement

On August 13, 2013, the Company entered into a Severance and Release Agreement with Dennis Brovarone, a former Board member. Mr. Brovarone will receive $91,000, payable in 60 monthly installments of approximately $1,600, commencing December 11, 2013 for amounts previously accrued as of July 31, 2013. Approximately $34,000 remains payable under the agreement and is included in the accrued restructuring liability section of the condensed consolidated balance sheets as of October 31, 2016.

7. Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the three months ended October 31, 2016 and 2015, no impairment of long-lived assets was indicated or recorded.

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

In connection with the October and November 2015 Private Placement and a prior Bridge Loan, we issued warrants with derivative features. These instruments are accounted for as derivative liabilities (See Note 9 to these consolidated financial statements).

We used Level 3 inputs for the valuation methodology of the derivative liabilities. The estimated fair values were computed using a Monte Carlo option pricing model based on various assumptions. Our derivative liabilities are adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in other income or expense accordingly, as adjustments to the fair value of the derivative liabilities. Various factors are considered in the pricing models we use to value the warrants, including the Company’s current stock price, the remaining life of the warrants, the volatility of the Company’s stock price, and the risk free interest rate. Future changes in these factors will have a significant impact on the computed fair value of the warrant liabilities. As such, we expect future changes in the fair value of the warrants to vary significantly from quarter to quarter.

The following table provides a reconciliation of the beginning and ending balances of the derivative liabilities for the three months ended October 31, 2016:

Fair Value of Significant Unobservable Inputs (Level 3)

Warrant
Liabilities
Balance at July 31, 2015	$4,000
Issuances	9,867,000
Settlement of warrant liabilities	(13,550,000)
Adjustments to estimated fair value	5,481,000
Balance at July 31, 2016	$1,802,000
Issuances	—
Settlement of warrant liabilities	—
Adjustments to estimated fair value	159,000
Balance at October 31, 2016	$1,961,000

9. Derivative Liabilities

On October 23, 2015 (the “October Closing Date”), we completed a first closing of a private placement financing (the “2015 Private Placement Financing”), where we issued, among other securities, a warrant to purchase up to an aggregate of 6,666,666 shares of common stock with a term of five years and a warrant to purchase up to an aggregate of 8,666,666 shares of common stock with a term of six months (See Note 10 to these consolidated financial statements).

On November 23, 2015, we completed a second and final closing of the 2015 Private Placement Financing, where we issued, among other securities a warrant to purchase up to an aggregate of 2,222,217 shares of common stock with a term of five years and a warrant to purchase up to an aggregate of 2,820,670 shares of common stock with a term of six months.

We accounted for the combined 20,376,219 warrants issued in connection with the 2015 Private Placement Financing in accordance with the accounting guidance for derivatives. The applicable accounting guidance sets forth a two-step model to be applied in determining whether a financial instrument is indexed to an entity’s own stock, which would qualify such financial instruments for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the stockholders’ equity section of the entity’s balance sheet. We determined the warrants were ineligible for equity classification due to anti-dilution provisions set forth therein.

During the fiscal year ended July 31, 2016, (i) all 2,820,670 of the six-month warrants issued in the second and final closing were exercised, (ii) the six-month warrants issued in the first closing expired and (iii) the five-year warrants issued in the first closing were cancelled.

On the October Closing Date, the derivative liabilities were recorded at an estimated fair value of $7,008,000. Given that the fair value of the derivative liabilities exceeded the total proceeds of the private placement of $6,000,000, no net amounts were allocated to the common stock. The $1,008,000 amount by which the recorded liabilities exceeded the proceeds was charged to other expense at the October Closing Date.

As of October 31, 2016, we had a warrant liability of $1,952,000 related to the 2,222,217 warrants outstanding issued in connection with the November closing of the 2015 Private Placement Financing. The following assumptions were used as inputs to the model at October 31, 2016: stock price of $1.10 per share and a warrant exercise price of $0.45 per share as of the valuation date; our historical stock price volatility of 90.00%; risk free interest rate on U.S. treasury notes of 1.2%; warrant expiration of 4.1 years.

In addition, as of October 31, 2016, we had a warrant liability of $9,000 related to 132,420 warrants issued pursuant to a Bridge Loan financing that occurred during the fourth quarter of 2012. Currently there are 9,709 warrants outstanding issued in connection with the Bridge Loan. The following assumptions were used as inputs to the model at October 31, 2016: stock price of $1.10 per share and a warrant exercise price of $0.20 per share as of the valuation date; our historical stock price volatility of 55.89%; risk free interest rate on U.S. treasury notes of 0.20%; warrant expiration of 0.15 years.

On October 31, 2016, the total value of the derivative liabilities was $1,961,000. The change in fair value of the warrant liabilities for the three months ended October 31, 2016 and 2015, was an increase of $159,000 and a decrease of $43,000, respectively, which was recorded as a change in derivative liabilities in the condensed consolidated statement of operations. We have revalued the derivative liabilities as of October 31, 2016, and will continue to do so on each subsequent balance sheet date until the securities to which the derivative liabilities relate are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense.

10. Stockholders’ Equity

Private Placements

In the October closing of the 2015 Private Placement Financing we received aggregate gross proceeds to us of $6.0 million. We did not engage a placement agent or investment banker to facilitate the Private Placement Financing.

During the fiscal year ended July 31, 2016, all of the Six-Month Warrants issued on the October Closing Date expired and the Five-Year Warrants issued on the October Closing Date were cancelled.

We also entered into a registration rights agreement with the Investors in the 2015 Private Placement Financing (the “Registration Rights Agreement”), pursuant to which we are obligated, upon request of the Investor in the October closing of the 2015 Private Placement Financing and subject to certain conditions, to file with the SEC as soon as practicable, but in any event within 60 days after receiving such applicable request, a registration statement on Form S-1 (the “2015 Resale Registration Statement”) to register the Purchase Shares and the Warrant Shares for resale under the Securities Act of 1933, as amended (the “Securities Act”) and other securities issued or issuable with respect to or in exchange for the Purchase Shares or Warrant Shares. We are obligated to use our commercially reasonable efforts to cause the 2015 Resale Registration Statement to be declared effective by the SEC as promptly as reasonably practicable after the filing of the Resale Registration Statement, but no monetary penalty or liquidated damages will be imposed upon the Company if the Registration Statement is not declared effective by the SEC.

Other Activity

On April 13, 2016, we entered into a two-year service agreement for general financial advisory services. In accordance with the agreement we issued 250,000 shares of common stock, with a value of $290,000. The value was capitalized to prepaid expense and is being amortized over the term of the agreement. During the three months ended October 31, 2016, we recognized $36,000 of expense related to these services.

11. Share-Based Compensation

Restricted Stock Units

For the three months ended October 31, 2016 and 2015, share-based compensation expense for outstanding restricted stock units (“RSUs”) was $52,000 and $656,000 respectively. Of the 1,285,000 RSUs outstanding, we currently expect 250,000 to vest based on service conditions. As of October 31, 2016, there was $94,000 of unrecognized non-cash compensation cost related to RSUs we expect to vest, which will be recognized over a weighted average period of 0.53 years.

Stock Option Plans

In February 2016, we amended and restated our 2007 Equity Incentive Plan, or the Plan, to, among other changes, increase the number of shares of common stock issuable under the Plan by 4,000,000 shares and extend the term of the Plan until February 4, 2026. The Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee or the Board of Directors. Our 2007 Equity Incentive Plan is the only active plan pursuant to which options to acquire common stock or restricted stock awards can be granted and are currently outstanding. As of October 31, 2016, there were approximately 1.9 million shares available for issuance under the Plan.

During the three months ended October 31, 2016, we issued 100,000 options to purchase common stock to a member of our Scientific Advisory Board. The options vest quarterly over one year and carry a five-year term. No options were granted during the three months ended October 31, 2015.

A summary of our stock option activity is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 31, 2015	434,218	$4.07	$—
Granted	1,850,000	$1.07
Exercised	—	$—
Cancelled	(6,250)	$14.72
Outstanding at July 31, 2016	2,277,968	$1.60	$48,000
Granted	100,000	$1.02
Exercised	—	$—
Cancelled	—	$—
Outstanding at October 31, 2016	2,377,968	$1.58	$124,000

At October 31, 2016, options to purchase 1,415,135 shares of common stock were exercisable. These options had a weighted-average exercise price of $1.91, an aggregate intrinsic value of $93,000, and a weighted average remaining contractual term of 3.04 years. The weighted average grant date fair value for options granted during the year ended October 31, 2016 was $0.49.

We use the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

October 31, 2016
Volatility	74.71%
Risk-free interest rate	0.93%
Dividend yield	0.0%
Expected life	2.81 years

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

The total unrecognized compensation cost related to unvested stock option grants as of October 31, 2016 was approximately $280,000 and the weighted average period over which these grants are expected to vest is 0.44 years.

For the three months ended October 31, 2016 and 2015, share-based compensation expense for stock options was $226,000 and $16,000 respectively.

12. Recent Accounting Pronouncements

No recent accounting pronouncements or other authoritative guidance have been issued that management considers likely to have a material impact on our condensed consolidated financial statements.

13. Subsequent Events

Private Placement Financing

On December 1, 2016, we completed an initial closing (the “December Closing”) of a private placement financing (the “2016 Private Placement Financing”) to accredited investors. We raised $1 million in the December Closing of (i) an aggregate of 1,176,472 shares (collectively, the “2016 Purchase Shares”) of our common stock at a purchase price of $0.85 per share and (ii) warrants to purchase up to an aggregate of 1,176,472 shares of Common Stock with a term of five years (the “2016 Investor Warrants”, and the shares issuable upon exercise of the 2016 Investor Warrants, collectively, the “2016 Warrant Shares”). The securities issued in the 2016 Private Placement Financing were issued pursuant to a Securities Purchase Agreement entered into with the accredited investors (the “Investors”).

We utilized the services of a placement agent for the 2016 Private Placement Financing. In connection with the 2016 Private Placement Financing, we paid such placement agent an aggregate cash fee of $100,000 and issued to such placement agent or its designees a warrant (the “2016 Placement Agent Warrant”) to purchase 117,647 shares of common stock at an exercise price of $1.275 per share. The terms of the 2016 Placement Agent Warrant are substantially identical to the 2016 Investor Warrants, other than the exercise price and the holder’s ability to exercise the 2016 Placement Agent Warrant on a cashless basis at its discretion. Additionally, we agreed to pay the placement agent a $12,000 due diligence fee and to reimburse the placement agent for fees of counsel up to $35,000.

The net proceeds to us from the December Closing, after deducting the forgoing fees and other offering expenses, are expected to be approximately $775,000. We expect to use the net proceeds for general corporate purposes, including our research and development efforts, and for general administrative expenses and working capital.

The 2016 Investor Warrants have a five-year term, and will be exercisable in whole or in part, at an exercise price equal to $1.25 per share. The Warrants are exercisable on a cashless basis if at any time after the six-month anniversary of the December Closing date, there is no effective registration statement registering, or no current prospectus available for, the resale of the December Warrant Shares by the holder, subject to certain exceptions. We also entered into a registration rights agreement with the Investors (the “2016 Registration Rights Agreement”), pursuant to which we will be obligated to file with the Securities and Exchange Commission (the “SEC”) as soon as practicable, but in any event, the earlier of (i) 30th calendar day following the final closing date of the 2016 Private Placement Financing or (ii) January 30, 2017, a registration statement on Form S-1 (the “2016 Resale Registration Statement”) to register the 2016 Purchase Shares and the 2016 Warrant Shares for resale under the Securities Act of 1933, as amended (the “Securities Act”) and other securities issued or issuable with respect to or in exchange for the 2016 Purchase Shares or 2016 Warrant Shares. The Company is obligated to use its commercially reasonable best efforts to cause the 2016 Resale Registration Statement to be declared effective by the SEC within 45 days after the filing of the 2016 Resale Registration Statement (or within 75 days if the 2016 Resale Registration Statement is subject to a full review by the SEC). Additionally, the 2016 Registration Rights Agreement provides for certain monetary penalties if the 2016 Resale Registration Statement is not filed or declared effective prior to certain dates as set forth in the 2016 Registration Rights Agreement.

The issuance and sale of the 2016 Purchase Shares, 2016 Investor Warrants, the 2016 Placement Agent Warrant, the 2016 Warrant Shares and the shares of common stock issuable upon exercise of the 2016 Placement Agent Warrant (collectively, the “Securities”) were issued and sold in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

RSU Termination

On December 13, 2016, we entered into an RSU Cancellation Agreement with our officers and directors who received restricted stock unit awards (the “RSUs”) in October 2013 as compensation for their continued services to us over a required vesting period. Under this Agreement, our officers and directors agreed to cancel RSUs representing the right to receive an aggregate of 3.9 million vested shares of our common stock. Pursuant to the terms of the cancelled RSUs, we would have been required to settle and deliver these vested shares to the individual officers and directors prior to January 1, 2017, which would have triggered a taxable event. Our officers and directors, in their individual capacities, voluntarily agreed to cancel their respective RSUs based on their determination that cancelling the RSUs would be in the best interests of the Company and our stockholders. The individual officers and directors reached this conclusion for the following reasons:

1.	Conserves our Available Cash Resources. The RSUs held by our officers provide these individuals with the right to require us to pay the applicable state and federal taxes due upon the settlement and delivery of their vested RSU shares in exchange for the individual cancelling and returning to us that number of shares of common stock equal in value to the our contractual tax payment obligation. By agreeing to cancel the RSUs, we will not be required to utilize our available cash resources to pay the tax payments on behalf of our officers, and as a result, it can conserve its available cash resources to support the continued implementation of our business plan.

2.	Reduces Pressure on Our Stock Price. The RSUs held by our non-employee directors provide these individuals with the right to immediately sell into the public market that number of shares of common stock sufficient to cover the applicable state and federal taxes payable as a result of the settlement and delivery of their vested RSU shares. Our common stock currently has a limited daily trading volume, and the sale or the potential sale of a substantial number of shares of common stock by our officers and directors to cover their federal and state tax obligations would adversely affect the market price of our common stock, which in turn, could harm our ability to raise funds to support our operations or require us to raise funds at terms and valuations that would be more dilutive to our existing stockholders.

Each of our officers and directors who are parties to the RSU Cancellation Agreement agreed to cancel their RSUs and the shares of common stock underlying the RSUs in their individual capacities as stockholders and equity award holders, and without any agreement or promise from us or our officers or directors to issue them equity, equity-based awards or cash compensation in the future in exchange for entering into the Agreement. A copy of the RSU Cancellation Agreement is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q, and incorporated herein by reference.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All references in this Item 2 and elsewhere in this Quarterly Report to “PURE,” “we”, “our,” “us” and the “Company” refer to PURE Bioscience, Inc., a Delaware corporation, and our wholly owned subsidiary, ETI H2O, Inc., a Nevada corporation. ETI H2O, Inc. currently has no business operations and no material assets or liabilities and there have been no significant transactions related to ETI H2O, Inc. during the periods presented in the condensed consolidated financial statements contained elsewhere in this Quarterly Report.

The discussion in this section contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “would” or “will” or the negative of these terms or other comparable terminology, but their absence does not mean that a statement is not forward-looking. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which could cause our actual results to differ from those projected in any forward-looking statements we make. Several risks and uncertainties we face are discussed in more detail under “Risk Factors” in Part II, Item 1A of this Quarterly Report or in the discussion and analysis below. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments, except as required by law. The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes to those financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Based on these statistics, we believe there is a significant market opportunity for our safe, non-toxic and effective SDC-based solutions. We currently offer PURE® Hard Surface as a food contact surface sanitizer and disinfectant to restaurant chains and food processors. We also offer PURE Control® as a direct food contact processing aid. We received the required FDA approvals to market PURE Control® as a direct food contact processing aid for raw poultry and fresh produce in December 2015 and January 2016, respectively. In July 2016, we received a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry. We have not, however, received the required approval from the USDA to utilize PURE Control in OLR poultry processing, which effectively restricts our ability to commercialize PURE Control for poultry processing until we receive such additional approval. We continue our on-going plant trials to optimize the application of PURE Control, including with higher concentrations of SDC, in OLR to gain USDA approval for use in that stage of poultry processing. Based on these on-going plant trials, we have submitted an additional FCN to the FDA to allow us to use higher concentrations of SDC in poultry processing to have the flexibility to adjust to varying plant and processing conditions. We are continuing to work with the FDA to obtain approval for the higher concentrations of SDC in poultry processing and expect to receive FDA approval in the second calendar quarter of 2017. Additionally, we are currently testing and continuing development of PURE Control to allow us to seek regulatory approval to also utilize PURE Control as a direct food contact processing aid for raw meats, including beef and pork. In addition to our direct sales efforts with PURE Hard Surface and PURE Control, we market and sell our SDC-based products indirectly through third-party distributors.

Business Strategy

Our goal is to become a sustainable company by commercializing the SDC-based products we have developed with our proprietary technology platform. We are focused on delivering leading antimicrobial products that address food safety risks across the food industry supply chain. Key aspects of our business strategy include:

●	Expanding sales and distribution for our products into the food industry with a focus on a dual track of food safety market opportunities:

●	Hard Surface Disinfectant - commercializing our current EPA registered PURE Hard Surface disinfectant and sanitizer for use in foodservice operations and food manufacturing.

●	Direct Food Contact - commercializing FDA approved PURE Control as a direct food contact processing aid for fresh produce; commercializing FDA approved PURE Control as a food processing and intervention aid for food processors treating raw poultry subject to further USDA approval for OLR poultry processing and FDA approval for higher concentrations of SDC; expecting to commercialize, subject to both FDA and USDA approval, the use of SDC as a food processing and intervention aid for food processors treating raw beef and pork.

●	Establishing strategic alliances to maximize the commercial potential of our technology platform;

●	Developing additional proprietary products and applications; and

●	Protecting and enhancing our intellectual property.

In addition to our current products addressing food safety, we intend to leverage our technology platform through licensing and distribution collaborations in order to develop new products and enter into new markets that could potentially generate multiple sources of revenue.

Our Products

Our near-term focus is on delivering leading antimicrobial products that address food safety risks across the food industry supply chain. We currently offer PURE Hard Surface as a food contact surface sanitizer and disinfectant to restaurant chains and food processors. We also offer PURE Control as a direct food contact processing aid. We received the required FDA approvals to market PURE Control as a direct food contact processing aid for raw poultry and fresh produce in December 2015 and January 2016, respectively. In July 2016, we received a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry. We have not, however, received the required approval from the USDA to utilize PURE Control in OLR poultry processing, which effectively restricts our ability to commercialize PURE Control for poultry processing until we receive such additional approval. We continue our on-going plant trials to optimize the application of PURE Control, including with higher concentrations of SDC, in OLR to gain USDA approval for use in that stage of poultry processing. Based on these on-going plant trials, we have submitted an additional FCN to the FDA to allow us to use higher concentrations of SDC in poultry processing to have the flexibility to adjust to varying plant and processing conditions. We are continuing to work with the FDA to obtain approval for the higher concentrations of SDC in poultry processing and expect to receive FDA approval in the second calendar quarter of 2017. Additionally, we are currently testing and continuing development of PURE Control to allow us to seek regulatory approval to also utilize PURE Control as a direct food contact processing aid for raw meats, including beef and pork.

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

Poultry Processing Aid. In December 2015, we received the required approvals from the FDA stating that our FCN (food contact notification) for SDC as a raw poultry processing aid is complete. We have received a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry. We have not, however, received the required approval from the USDA to utilize PURE Control in OLR poultry processing, which effectively restricts our ability to commercialize PURE Control for poultry processing until we receive such additional approval. We continue our on-going plant trials to optimize the application of PURE Control, including with higher concentrations of SDC, in OLR to gain USDA approval for use in that stage of poultry processing. Based on these on-going plant trials, we have submitted an additional FCN to the FDA to allow us to use higher concentrations of SDC in poultry processing to have the flexibility to adjust to varying plant and processing conditions. We are continuing to work with the FDA to obtain approval for the higher concentrations of SDC in poultry processing and expect to receive FDA approval in the second calendar quarter of 2017.

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

Other Processing Aids under Development. We are currently testing and continuing development of PURE Control to allow us to seek regulatory approval to also utilize PURE Control as a direct food contact processing aid for raw meats, including beef and pork. Subject to successful pilot testing results and development, we intend to submit for both FDA and USDA approval during calendar 2017. In addition, we may identify other food processing opportunities for SDC.

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

Other Income (Expense)

We record interest income, interest expense, change in derivative liabilities, as well as other non-operating transactions, as other income (expense) in our condensed consolidated statements of operations.

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

Comparison of the Three Months Ended October 31, 2016 and 2015

Net Product Sales

Net product sales were $531,000 and $186,000 for the three months ended October 31, 2016 and 2015, respectively. The increase of $345,000 was primarily attributable to new customer sales in the food safety industry, as well as sales fluctuations within our existing legacy customer base.

For the three months ended October 31, 2016, one individual customer accounted for 59% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

For the three months ended October 31, 2015, three individual customers accounted for 41%, 14%, and 12%, and of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

Cost of Goods Sold

Cost of goods sold was $265,000 and $54,000 for the three months ended October 31, 2016 and 2015, respectively. The increase of $211,000 was attributable to increased net product sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 50% and 71% for the three months ended October 31, 2016 and 2015, respectively. The decrease in gross margin percentage was primarily attributable to the sale of lower margin formulations and packaging configurations of our products during the quarter ended October 31, 2016 as compared with the prior period.

Selling, General and Administrative Expense

Selling, general and administrative expense was $1,337,000 and $1,086,000 for the three months ended October 31, 2016 and 2015, respectively. The increase of $251,000 was primarily attributable to increased business development and marketing costs and personnel and professional service costs offset by decreased legal fees.

Research and Development Expense

Research and development expense was $248,000 and $236,000 for the three months ended October 31, 2016 and 2015, respectively. The increase of $12,000 was primarily attributable to third-party testing and research supporting our FDA approval efforts.

Share-Based Compensation

Share-based compensation expense was $278,000 and $672,000 for the three months ended October 31, 2016 and 2015, respectively. The decrease of $394,000 is primarily due to the vesting of restricted stock units granted to employees and directors supporting our selling, general and administrative, and research and development functions during the prior fiscal year.

Fair Value of Derivative Liabilities in Excess of Proceeds.

The fair value of derivative liabilities in excess of proceeds was zero and $1,008,000 for the three months ended October 31, 2016 and 2015, respectively (See Note 9 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

Change in Derivative Liabilities

Change in derivative liabilities for the three months ended October 31, 2016 and 2015 was an increase of $159,000 and a decrease of $43,000, respectively. The increase is due to the warrants issued in connection with the 2015 Private Placement Financing, as well as, warrant exercises, expirations, and cancellations and updates to the assumptions used in the fair value pricing model for warrants at the end of the reporting period (See Notes 8 and 9 to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

Interest Expense

Interest expense for the three months ended October 31, 2016 and 2015 was $1,000 and $2,000, respectively.

Other Income (Expense)

Other income for the three months ended October 31, 2016 and 2015 was $14,000 and $9,000, respectively.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of October 31, 2016 we have incurred a cumulative net loss of $104,962,000.

Subsequent to October 31, 2016, we completed a private placement pursuant to which we sold 1,176,472 shares of our common stock and warrants to purchase 1,176,472 shares of our common stock. The shares were sold at a per share purchase price of $0.85 per share, resulting in $1,000,000 in aggregate gross proceeds. After deducting fees of approximately $225,000, the net proceeds to us were $775,000 (See Note 13 to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

As of October 31, 2016, we had $4,064,000 in cash and cash equivalents compared with $5,194,000 in cash and cash equivalents as of July 31, 2016. The net decrease in cash and cash equivalents was primarily attributable to the use of cash to fund our operations. Additionally, as of October 31, 2016, we had $2,842,000 of current liabilities, including $654,000 in accounts payable, compared with $2,536,000 of current liabilities, including $479,000 in accounts payable as of July 31, 2016. The net increase in current liabilities was primarily due to the timing of accounts payable and the derivative liability incurred from the issuance of warrants associated with our November 2015 financing.

In addition, from time to time we have entered into employment agreements with our executives that, under certain cases, provide for the continuation of salary and certain other benefits if these executives are terminated under specified circumstances. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. As of October 31, 2016, no events have occurred resulting in the obligation of any such payments.

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

We expect that we will need to increase our liquidity and capital resources by one or more measures. These measures may include, but are not limited to, the following: reducing operating expenses; entering into partnerships, licenses, or other arrangements with third parties; and reducing the exercise price of outstanding warrants. These measures could substantially reduce the value to us of our technology and its commercial potential as it may be necessary to enter into arrangements with less favorable terms than otherwise possible. Additionally, we may issue equity, debt or convertible securities to obtain financing, which may cause dilution to our existing stockholders, and the new equity, debt or convertible securities may have rights, preferences and privileges senior to those of our existing stockholders. Further, a reduction in operating expenses will require a reduction in the sales, marketing, and other commercialization activities required to bring our products to market. There is no guarantee that we would be able to obtain capital on terms acceptable to us, or at all.

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

We believe our available cash on-hand and cash received from financings subsequent to our quarter ended October 31, 2016, our current efforts to market and sell our products, and our ability to significantly reduce expenses, will provide sufficient cash resources to satisfy our needs over the next 12 months. However, we do not yet have, and we may never have, significant cash inflows from product sales or from other sources of revenue to offset our ongoing and planned investments in corporate infrastructure, research and development projects, regulatory submissions, business development initiatives, and sales and marketing activities, among other investments. Some or all of our ongoing or planned investments may not be successful and could result in further losses. In addition, irrespective of our cash resources, we may be contractually or legally obligated to make certain investments which cannot be postponed.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

In addition, the condensed consolidated financial statements included in this Quarterly Report have been prepared and presented on a basis assuming we will continue as a going concern. Until we can generate significant cash from operations, we expect to continue to fund our operations with the proceeds of offerings of our equity and debt securities. However, we cannot assure you that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. Further, any contracts or license arrangements we enter into to raise funds may require us to relinquish our rights to our products or technology, and we cannot assure you that we will be able to enter into any such contracts or license arrangements on acceptable terms, or at all. Having insufficient funds may require us to delay or scale back our marketing, distribution and other commercialization activities or cease our operations altogether. Our financial statements do not include any adjustment relating to recoverability or classification of recorded assets and classification of recorded liabilities.

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

Recent Accounting Pronouncements

See Note 12 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, concluded that there were no changes in our internal controls over financial reporting during the three months ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended July 31, 2016, which we filed with the SEC on October 27, 2016 (the “Form 10-K”). The risks and uncertainties described in “Item 1A — Risk Factors” of our Form 10-K have not materially changed, other than the risk factors disclosed below. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. to Part I of our Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects.

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

On December 1, 2016, we raised $1 million in a private placement financing of common stock and warrants to purchase common stock. See Note 13 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. Therefore, as of December 14, 2016, we believe that our current cash resources are sufficient to meet our anticipated needs during the next twelve months. However, we do not yet have, and we may never have, significant cash inflows from product sales or from other sources of revenue to offset our ongoing and planned investments in corporate infrastructure, research and development projects, regulatory submissions, business development activities, and sales and marketing, among other investments. Some or all of our ongoing or planned investments may not be successful. In addition, irrespective of our cash resources, we may be contractually or legally obligated to make certain investments, which cannot be postponed.

We expect that we will need to increase our liquidity and capital resources by one or more measures, which may include reducing operating expenses, entering into partnerships, licenses, or other arrangements with third parties, reducing the exercise price of outstanding warrants, or through other means, any one of which could reduce the value to us, perhaps substantially, of our technology and its commercial potential. Additionally, we may raise funds in future periods through the issuance of debt, equity, or convertible securities, which could cause dilution to our existing investors and any new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. There is no guarantee that we would be able to obtain capital on terms acceptable to us, or at all. Insufficient funds would result in a material adverse effect on our business and operations and could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or customer requirements, and further may require us to delay, scale back or eliminate some or all of our research and product development programs, license to third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, or to reduce or cease operations. If adequate funds are not available when needed, we may be required to significantly modify our business model and operations to reduce spending to a sustainable level. Such modification of our business model and operations could also result in an impairment of assets which cannot be determined at this time. Furthermore, if we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization.

As of December 14, 2016, we have 76,719,783 shares of common stock issued and outstanding or reserved for issuance. Shares reserved for issuance include shares under equity compensation plans, vested and unvested options, warrants, and unvested restricted stock units. Our current authorized capital stock is limited to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Any increase in our authorized capital stock would require the approval of a majority of our stockholders as well as the approval of our Board of Directors. If we were unable to increase our authorized capital stock for any reason, our ability to raise additional capital through the issuance of equity or convertible debt would be severely compromised and we may be unable to obtain equity or convertible debt capital at all.

If we are unable to obtain the required regulatory approvals from the FDA and USDA, or if such efforts are delayed, our ability to commercialize PURE Control as a direct food contact processing aid will be harmed and our business and operating results will suffer.

We intend to offer PURE Control as a direct food contact processing aid where it is applied as a wash for produce, meat and poultry as an intervention to prevent or kill various food-borne pathogens. To date, we have received the required FDA approvals to market PURE Control as a direct food contact processing aid for raw poultry and fresh produce in December 2015 and January 2016, respectively. No additional approval from the USDA is required for fresh produce. In July 2016, we received a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry. We have not, however, received the required approval from the USDA to utilize PURE Control in OLR poultry processing, which effectively restricts our ability to commercialize PURE Control for poultry processing until we receive such additional approval. We are continuing our on-going plant trials to optimize the application of PURE Control, including with higher concentrations of SDC, in OLR to gain USDA approval for use in that stage of poultry processing, but there is no assurance that we will obtain such approval on a timely basis, or at all. Based on these on-going plant trials, we have submitted an additional FCN to the FDA to allow us to use higher concentrations of SDC in poultry processing and we are continuing to work with the FDA to obtain approval for the higher concentrations of SDC in poultry processing. There is no assurance, however, that we will receive the required approvals from the FDA and USDA for higher concentrations of SDC. Additionally, we are currently testing and continuing development of PURE Control to allow us to apply for regulatory approval to also utilize PURE Control as a direct food contact processing aid for raw meats, including beef and pork. If we are unable to obtain the required regulatory approvals from the FDA and USDA, or if such efforts are delayed, our ability to commercialize PURE Control as a direct food contact processing aid for poultry and as a direct food contact processing aid for raw meets will be restricted and our business and operating results will suffer.

Risks Related to Our Common Stock

Potential sales or issuances of our common stock to raise capital, or the perception that such sales could occur, could cause dilution to our current stockholders and the price of our common stock to fall.

We have historically supported our operations through the issuance of equity and expect to continue to do so in the future. For example, on December 1, 2016, we completed a private placement financing of 1,176,472 shares of common stock and warrants to purchase 1,176,472 shares of common stock for aggregate gross proceeds of $1 million. After deducting fees of approximately $225,000, the net proceeds to us were $775,000 (See Note 13 to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q). Although we may not be successful in obtaining financing through equity sales on terms that are favorable to us in the future, if at all, any such sales that do occur could result in substantial dilution to the interests of existing holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock or other equity securities to any new investors, or the anticipation of such sales, could cause the trading price of our common stock to fall.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On December 13, 2016, we entered into an RSU Cancellation Agreement with our officers and directors who received restricted stock unit awards (the “RSUs”) in October 2013 as compensation for their continued services to us over a required vesting period. Under this Agreement, our officers and directors agreed to cancel RSUs representing the right to receive an aggregate of 3.9 million vested shares of our common stock. Pursuant to the terms of the cancelled RSUs, we would have been required to settle and deliver these vested shares to the individual officers and directors prior to January 1, 2017, which would have triggered a taxable event. Our officers and directors, in their individual capacities, voluntarily agreed to cancel their respective RSUs based on their determination that cancelling the RSUs would be in the best interests of the Company and our stockholders. The individual officers and directors reached this conclusion for the following reasons:

1.	Conserves our Available Cash Resources. The RSUs held by our officers provide these individuals with the right to require us to pay the applicable state and federal taxes due upon the settlement and delivery of their vested RSU shares in exchange for the individual cancelling and returning to us that number of shares of common stock equal in value to the our contractual tax payment obligation. By agreeing to cancel the RSUs, we will not be required to utilize our available cash resources to pay the tax payments on behalf of our officers, and as a result, it can conserve its available cash resources to support the continued implementation of our business plan.

2.	Reduces Pressure on Our Stock Price. The RSUs held by our non-employee directors provide these individuals with the right to immediately sell into the public market that number of shares of common stock sufficient to cover the applicable state and federal taxes payable as a result of the settlement and delivery of their vested RSU shares. Our common stock currently has a limited daily trading volume, and the sale or the potential sale of a substantial number of shares of common stock by our officers and directors to cover their federal and state tax obligations would adversely affect the market price of our common stock, which in turn, could harm our ability to raise funds to support our operations or require us to raise funds at terms and valuations that would be more dilutive to our existing stockholders.

Each of our officers and directors who are parties to the RSU Cancellation Agreement agreed to cancel their RSUs and the shares of common stock underlying the RSUs in their individual capacities as stockholders and equity award holders, and without any agreement or promise from us or our officers or directors to issue them equity, equity-based awards or cash compensation in the future in exchange for entering into the Agreement. A copy of the RSU Cancellation Agreement is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q, and incorporated herein by reference.

Item 6. Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

3.1	Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.1.1	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.2	Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

3.2.1	Amendment to the Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

4.1	Form of Investor Warrant (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed with the SEC on September 2, 2009)

4.2	Wharton Capital Markets LLC Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on March 16, 2012)

4.3	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on September 13, 2012)

4.4	Morrison & Foerster LLP Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on January 31, 2013)

4.5	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC April 23, 2013)

4.6	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC August 27, 2014)

4.7	Form of Five-Year Warrant (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on October 28, 2015)

4.8	Form of Six-Month Warrant (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on October 28, 2015)

4.9	Form of Investor Warrant in 2016 Private Placement Financing (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC December 7, 2016)

4.10	Form of Placement Agent Warrant in 2016 Private Placement Financing (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed with the SEC December 7, 2016)

10.1	Form of Securities Purchase Agreement in 2016 Private Placement Financing (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC December 7, 2016)

10.2	Form of Registration Rights Agreement in 2016 Private Placement Financing (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC December 7, 2016)

10.3*#	RSU Cancellation Agreement, dated as of December 13, 2016, by and among the Company and the officers and directors party thereto.

31.1 *	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at October 31, 2016 and July 31, 20156; (ii) Condensed Consolidated Statements of Operations for the three months ended October 31, 2016 and 2015; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2016 and 2015; and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

#	Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE, INC.

Date: December 14, 2016	By:	/s/ HENRY R. LAMBERT
Henry R. Lambert, Chief Executive Officer (Principal Executive Officer)

Date: December 14, 2016	By:	/s/ MARK S. ELLIOTT
Mark S. Elliott, Vice President, Finance (Principal Financial and Accounting Officer)

