Form 10-Q
period 2017-01-31
PURE BIOSCIENCE, INC.
filed 2017-03-02
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2017

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

As of March 2, 2017, there were 62,601,037 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PURE Bioscience, Inc.

Form 10-Q

for the Quarterly Period Ended January 31, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PURE Bioscience, Inc.

Condensed Consolidated Balance Sheets

	January 31, 2017	July 31, 2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,893,000	$5,194,000
Accounts receivable	142,000	263,000
Inventories, net	340,000	350,000
Restricted cash	75,000	75,000
Prepaid expenses	189,000	260,000
Total current assets	4,639,000	6,142,000
Property, plant and equipment, net	568,000	440,000
Patents, net	901,000	980,000
Total assets	$6,108,000	$7,562,000
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$424,000	$479,000
Restructuring liability	29,000	39,000
Accrued liabilities	245,000	216,000
Derivative liabilities	1,494,000	1,802,000
Total current liabilities	2,192,000	2,536,000
Deferred rent	13,000	3,000
Total liabilities	2,205,000	2,539,000
Commitments and contingencies (See Note 6)
Stockholders’ equity
Preferred stock, $0.01 par value:
5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value:
100,000,000 shares authorized, 62,601,037 shares issued and outstanding at January 31, 2017, and 64,823,917 shares issued and outstanding at July 31, 2016	627,000	649,000
Additional paid-in capital	109,174,000	107,593,000
Accumulated deficit	(105,898,000)	(103,219,000)
Total stockholders’ equity	3,903,000	5,023,000
Total liabilities and stockholders’ equity	$6,108,000	$7,562,000

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended		Three months ended
	January 31,		January 31,
	2017	2016	2017	2016
Net product sales	$978,000	$362,000	$447,000	$176,000
Operating costs and expenses
Cost of goods sold	399,000	102,000	134,000	48,000
Selling, general and administrative	2,670,000	2,472,000	1,333,000	1,386,000
Research and development	462,000	474,000	214,000	238,000
Share-based compensation	448,000	1,435,000	170,000	763,000
Total operating costs and expenses	3,979,000	4,483,000	1,851,000	2,435,000
Loss from operations	(3,001,000)	(4,121,000)	(1,404,000)	(2,259,000)
Other income (expense)
Fair value of derivative liabilities in excess of proceeds	—	(1,867,000)	—	(859,000)
Change in derivative liabilities	300,000	(7,747,000)	459,000	(7,790,000)
Interest expense, net	(3,000)	(5,000)	(2,000)	(3,000)
Other income (expense), net	25,000	18,000	11,000	9,000
Total other income (expense)	322,000	(9,601,000)	468,000	(8,643,000)
Net loss	$(2,679,000)	$(13,722,000)	$(936,000)	$(10,902,000)
Basic and diluted net loss per share	$(0.04)	$(0.27)	$(0.01)	$(0.19)
Shares used in computing basic and diluted net loss per share	64,220,473	50,848,785	63,617,030	58,678,242

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	January 31,
	2017	2016
Operating activities
Net loss	$(2,679,000)	$(13,722,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	448,000	1,435,000
Amortization of stock issued for services	72,000	106,000
Fair value of derivative liabilities in excess of proceeds	—	1,867,000
Depreciation and amortization	134,000	103,000
Change in fair value of derivative liability	(300,000)	7,747,000
Changes in operating assets and liabilities:
Accounts receivable	121,000	83,000
Inventories	10,000	(30,000)
Prepaid expenses	(2,000)	(7,000)
Accounts payable and accrued liabilities	(36,000)	(33,000)
Deferred rent	10,000	(2,000)
Net cash used in operating activities	(2,222,000)	(2,453,000)
Investing activities
Investment in patents	(10,000)	(8,000)
Purchases of property, plant and equipment	(173,000)	(154,000)
Net cash used in investing activities	(183,000)	(162,000)
Financing activities
Net proceeds from the sale of common stock	1,104,000	8,000,000
Net cash provided by financing activities	1,104,000	8,000,000
Net decrease and increase in cash and cash equivalents	(1,301,000)	5,385,000
Cash and cash equivalents at beginning of period	5,194,000	1,321,000
Cash and cash equivalents at end of period	$3,893,000	$6,706,000
Supplemental disclosure of cash flow information
Cash paid for taxes	$2,000	$2,000
Warrant liabilities removed due to settlements	$8,000	$—
Restricted stock unit cancelation	$38,000	$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information pursuant to the instructions to Form 10-Q and Article 10/Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2017 are not necessarily indicative of the results that may be expected for other quarters or the year ending July 31, 2017. The July 31, 2016 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in our Annual Report on Form 10-K. For more complete information, these unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended July 31, 2016 included in our Annual Report on Form 10-K covering such period filed with the Securities and Exchange Commission, or SEC, on October 27, 2016.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

2. Liquidity

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of January 31, 2017, we have incurred a cumulative net loss of $105,898,000.

As of January 31, 2017, we had $3,893,000 in cash and cash equivalents, and $424,000 of accounts payable. As of January 31, 2017, we have no long-term debt.

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

3. Net Loss Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Our diluted net loss per common share is the same as our basic net loss per common share because we incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an anti-dilutive effect. As of January 31, 2017 and 2016, the number of shares issuable upon the exercise of stock options, the vesting of restricted stock units, and the exercise of warrants, none of which are included in the computation of basic net loss per common share, was 11,980,795 and 28,609,468, respectively.

4. Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments. For the three and six months ended January 31, 2017 and 2016, our comprehensive loss consisted only of net loss.

5. Inventory

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Inventories consist of the following:

	January 31, 2017	July 31, 2016
Raw materials	$98,000	$120,000
Finished goods	242,000	230,000
	$340,000	$350,000

6. Commitments and Contingencies

Severance Agreement

On August 13, 2013, the Company entered into a Severance and Release Agreement with Dennis Brovarone, a former Board member. Mr. Brovarone will receive $91,000, payable in 60 monthly installments of approximately $1,600, commencing December 11, 2013 for amounts previously accrued as of July 31, 2013. Approximately $29,000 remains payable under the agreement and is included in the accrued restructuring liability section of the condensed consolidated balance sheets as of January 31, 2017.

7. Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the three and six months ended January 31, 2017 and 2016, no impairment of long-lived assets was indicated or recorded.

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

In connection with the October and November 2015 Private Placement and a prior Bridge Loan, we issued warrants with derivative features. These instruments are accounted for as derivative liabilities (See Note 9 to these condensed consolidated financial statements).

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

The following table provides a reconciliation of the beginning and ending balances of the derivative liabilities for the six months ended January 31, 2017:

Fair Value of Significant Unobservable Inputs (Level 3)

Warrant
Liabilities
Balance at July 31, 2015	$4,000
Issuances	9,867,000
Settlement of warrant liabilities	(13,550,000)
Adjustments to estimated fair value	5,481,000
Balance at July 31, 2016	$1,802,000
Issuances	—
Settlement of warrant liabilities	(8,000)
Adjustments to estimated fair value	(300,000)
Balance at January 31, 2017	$1,494,000

9. Derivative Liabilities

On October 23, 2015 (the “October Closing Date”), we completed a first closing of a private placement financing (the “2015 Private Placement Financing”), where we issued, among other securities, a warrant to purchase up to an aggregate of 6,666,666 shares of common stock with a term of five years and a warrant to purchase up to an aggregate of 8,666,666 shares of common stock with a term of six months (See Note 10 to these condensed consolidated financial statements).

On November 23, 2015 (the “November Closing Date’), we completed a second and final closing of the 2015 Private Placement Financing, where we issued, among other securities a warrant to purchase up to an aggregate of 2,222,217 shares of common stock with a term of five years and a warrant to purchase up to an aggregate of 2,820,670 shares of common stock with a term of six months (See Note 10 to these condensed consolidated financial statements).

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

As of January 31, 2017, we had a warrant liability of $1,494,000 related to the 2,222,217 warrants outstanding issued in connection with the November closing of the 2015 Private Placement Financing. The following assumptions were used as inputs to the model at January 31, 2017: stock price of $0.88 per share and a warrant exercise price of $0.45 per share as of the valuation date; our historical stock price volatility of 85.00%; risk free interest rate on U.S. treasury notes of 1.7%; warrant expiration of 3.8 years.

During the fourth quarter of 2012 we issued 132,420 warrants with derivative features pursuant to a Bridge Loan financing. During the six months ended January 31, 2017, of the current 9,709 warrants outstanding, there was a net exercise on 5,335 warrants which resulted in the issuance of 4,179 shares of our common stock. As these warrants were net exercised, as permitted under the respective warrant agreement, we did not receive any cash proceeds. The remaining 4,374 warrants issued in connection with the Bridge Loan expired during the six months ended January 31, 2017. The fair value on the exercise date and the date of expiration was returned to additional paid in capital and is reflected in the Settlement of warrant liability section on the table above.

On January 31, 2017, the total value of the derivative liabilities was $1,494,000. The change in fair value of the warrant liabilities for the three and six months ended January 31, 2017, was a decrease of $300,000 and $459,000, respectively, which was recorded as a change in derivative liabilities in the condensed consolidated statement of operations. The change in fair value of the warrant liability for the three and six months ended January 31, 2016, was an increase of $7,790,000 and $7,747,000, respectively, which was recorded as a change in derivative liability in the condensed consolidated statement of operations. We have revalued the derivative liabilities as of January 31, 2017, and will continue to do so on each subsequent balance sheet date until the securities to which the derivative liabilities relate are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense.

10. Stockholders’ Equity

Private Placements

On December 1, 2016, we completed an initial closing (the “Initial Closing”) of a private placement financing (the “Private Placement Offering”) to accredited investors. We raised aggregate gross proceeds of $1,000,000 from the sale of (i) an aggregate of 1,176,472 shares of the Company’s common stock at a purchase price of $0.85 per share and (ii) warrants to purchase up to an aggregate of 1,176,472 shares of common stock with a term of five years at an exercise price of $1.25 per share.

On January 23, 2017, we closed on a second and final closing (the “Final Closing”) of the Private Placement Offering. In the Final Closing we raised aggregate gross proceeds of approximately $337,000 from the sale of (i) an aggregate of 396,469 shares of the Company’s common stock at a purchase price of $0.85 per share and (ii) warrants to purchase up to an aggregate of 396,469 shares of common stock with a term of five years at an exercise price of $1.25 per share. The securities issued in the Private Placement Offering were issued pursuant to a securities purchase agreement entered into with the accredited investors.

We utilized the services of a placement agent for the Private Placement Offering. In connection with the Private Placement Offering, we paid such placement agent an aggregate cash fee of $128,600 and issued to such placement agent or its designees warrants to purchase 151,294 shares of common stock at an exercise price of $1.275 per share. The terms of the placement agent warrants are substantially identical to the investor warrants, other than the exercise price and the holders’ ability to exercise the placement agent warrants on a cashless basis at its discretion. Additionally, we agreed to pay the placement agent a $12,000 due diligence fee and to reimburse the placement agent for fees of counsel up to $35,000.

The net proceeds from the Private Placement Offering were approximately $1,104,000 and we expect to use the net proceeds for general corporate purposes, including our research and development efforts, and for general administrative expenses and working capital.

We also entered into a registration rights agreement with the Investors (the “Registration Rights Agreement”), pursuant to which we were obligated to file with the Securities and Exchange Commission (the “SEC”) as soon as practicable, but in any event, by February 6, 2017, this registration statement on Form S-1 to register 1,572,941 shares of common stock issued to the selling security holders in the Private Placement Offering and up to 1,572,941 shares of our common stock issuable upon the exercise of warrants issued to the selling security holders in the Private Placement Offering. We were obligated to use our commercially reasonable best efforts to cause this registration statement to be declared effective by the SEC within 45 days after the filing of this registration statement (or within 75 days if this registration statement is subject to a full review by the SEC). Additionally, the Registration Rights Agreement provides for certain monetary penalties if the registration statement is not filed or declared effective prior to certain dates, or it is not maintained effective, as set forth in the Registration Rights Agreement.

The Private Placement Offering described above was made pursuant to the exemption provided by Section 4(a)(2) of the Securities Act, and Regulation D promulgated thereunder.

On February 6, 2017, we filed a resale registration statement on Form S-1 with the SEC, which was declared effective on February 15, 2017, registering the 1,572,941 shares of common stock issued to the selling security holders in the Private Placement Offering and up to 1,572,941 shares of our common stock issuable upon the exercise of warrants issued to the selling security holders in the Private Placement Offering.

In the October closing of the 2015 Private Placement Financing we received aggregate gross proceeds to us of $6.0 million. We did not engage a placement agent or investment banker to facilitate the Private Placement Financing.

In the November closing of the 2015 Private Placement Financing we received aggregate gross proceeds to us of $2.0 million. We did not engage a placement agent or investment banker to facilitate the Private Placement Financing.

During the fiscal year ended July 31, 2016, (i) all 2,820,670 of the six-month warrants issued in the second and final closing of the 2015 Private Placement were exercised, (ii) the six-month warrants issued in the first closing of the 2015 Private Placement expired and (iii) the five-year warrants issued in the first closing of the 2015 Private Placement were cancelled.

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

Other Activity

On April 13, 2016, we entered into a two-year service agreement for general financial advisory services. In accordance with the agreement we issued 250,000 shares of common stock, with a value of $290,000. The value was capitalized to prepaid expense and is being amortized over the term of the agreement. During the three and six months ended January 31, 2017, we recognized $36,000 and $72,000 of expense related to these services, respectively.

11. Share-Based Compensation

Restricted Stock Units

For the three months ended January 31, 2017 and 2016, share-based compensation expense for outstanding restricted stock units (“RSUs”) was $24,000 and $700,000, respectively. For the six months ended January 31, 2017 and 2016, share-based compensation expense for outstanding RSUs was $75,000 and $1,357,000, respectively.

Of the 1,110,000 RSUs outstanding, we currently expect 150,000 to vest based on service conditions. As of January 31, 2017, there was $47,000 of unrecognized non-cash compensation cost related to RSUs we expect to vest, which will be recognized over a weighted average period of 0.50 years.

RSU Termination

On December 13, 2016, we entered into an RSU Cancellation Agreement with our officers and directors who received RSUs in October 2013 as compensation for their continued services to us over a required vesting period. Under this Agreement, our officers and directors agreed to cancel RSUs representing the right to receive an aggregate of 3.9 million vested shares of our common stock. Pursuant to the terms of the cancelled RSUs, we would have been required to settle and deliver these vested shares to the individual officers and directors prior to January 1, 2017, which would have triggered a taxable event. Our officers and directors, in their individual capacities, voluntarily agreed to cancel their respective RSUs based on their determination that cancelling the RSUs would be in the best interests of the Company and our stockholders. The individual officers and directors reached this conclusion for the following reasons:

1.	Conserves our Available Cash Resources. The RSUs held by our officers provide these individuals with the right to require us to pay the applicable state and federal taxes due upon the settlement and delivery of their vested RSU shares in exchange for the individual cancelling and returning to us that number of shares of common stock equal in value to the our contractual tax payment obligation. By agreeing to cancel the RSUs, we will not be required to utilize our available cash resources to pay the tax payments on behalf of our officers, and as a result, we can conserve our available cash resources to support the continued implementation of our business plan.

2.	Reduces Pressure on Our Stock Price. The RSUs held by our non-employee directors provide these individuals with the right to immediately sell into the public market that number of shares of common stock sufficient to cover the applicable state and federal taxes payable as a result of the settlement and delivery of their vested RSU shares. Our common stock currently has a limited daily trading volume, and the sale or the potential sale of a substantial number of shares of common stock by our officers and directors to cover their federal and state tax obligations would adversely affect the market price of our common stock, which in turn, could harm our ability to raise funds to support our operations or require us to raise funds at terms and valuations that would be more dilutive to our existing stockholders.

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

As a result of the RSU cancelation, $87,000 of pre-vest expense was reversed.

Stock Option Plans

In February 2016, we amended and restated our 2007 Equity Incentive Plan, or the Plan, to, among other changes, increase the number of shares of common stock issuable under the Plan by 4,000,000 shares and extend the term of the Plan until February 4, 2026. The Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee or the Board of Directors. Our 2007 Equity Incentive Plan is the only active plan pursuant to which options to acquire common stock or restricted stock awards can be granted and are currently outstanding. As of January 31, 2017, there were approximately 2.2 million shares available for issuance under the Plan.

During the six months ended January 31, 2017, we issued 100,000 options to purchase common stock to a member of our Scientific Advisory Board. The options vest quarterly over one year and carry a five-year term. No stock options were granted during the three months ended January 31, 2017.

During the three and six months ended January 31, 2016, we issued 110,000 options to purchase common stock to key employees. The options vested on the date of grant and carry a five-year term.

A summary of our stock option activity is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 31, 2015	434,218	$4.07	$—
Granted	1,850,000	$1.07
Exercised	—	$—
Cancelled	(6,250)	$14.72
Outstanding at July 31, 2016	2,277,968	$1.60	$48,000
Granted	100,000	$1.02
Exercised	—	$—
Cancelled	(253,125)	$1.42
Outstanding at January 31, 2017	2,124,843	$1.60	$22,000

At January 31, 2017, options to purchase 1,652,343 shares of common stock were exercisable. These options had a weighted-average exercise price of $1.74, an aggregate intrinsic value of $22,000, and a weighted average remaining contractual term of 3.32 years. The weighted average grant date fair value for options granted during the six months ended January 31, 2017 was $0.49.

We use the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of options granted is estimated at the date of grant using the following weighted average assumptions for the three and six months ended January 31, 2017 and 2016:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	January 31, 2017	January 31, 2016	January 31, 2017	January 31, 2016
Volatility	—%	96.60%	74.71%	96.60%
Risk-free interest rate	—%	0.92%	0.93%	0.92%
Dividend yield	—%	0%	0.0%	0.0%
Expected life	—	2.50 years	2.81 years	2.50 years

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

The total unrecognized compensation cost related to unvested stock option grants as of January 31, 2017 was approximately $82,000 and the weighted average period over which these grants are expected to vest is 0.40 years.

For the three months ended January 31, 2017 and 2016, share-based compensation expense for stock options was $234,000 and $62,000 respectively. For the six months ended January 31, 2017 and 2016, share-based compensation expense for stock options was $460,000 and $78,000 respectively.

12. Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, provide certain footnote disclosures. This ASU is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. We expect to adopt ASU 2014-15 in the third quarter of 2017 and the impact of adoption will not be material to our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017. We expect to adopt ASU 2014-09 in the third quarter of 2018 and the impact of adoption will not be material to our consolidated financial statements.

13. Subsequent Events

Subsequent to January 31, 2017, we received $79,500 from the exercise of warrants to purchase 106,000 shares of our common stock.

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

Comparison of the Three Months Ended January 31, 2017 and 2016

Net Product Sales

Net product sales were $447,000 and $176,000 for the three months ended January 31, 2017 and 2016, respectively. The increase of $271,000 was primarily attributable to new customer sales in the food safety industry, as well as sales fluctuations within our existing legacy customer base.

For the three months ended January 31, 2017, one individual customer accounted for 56% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

For the three months ended January 31, 2016, two individual customers accounted for 43% and 15%, of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

Cost of Goods Sold

Cost of goods sold was $134,000 and $48,000 for the three months ended January 31, 2017 and 2016, respectively. The increase of $86,000 was attributable to increased net product sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 70% and 73% for the three months ended January 31, 2017 and 2016, respectively. The decrease in gross margin percentage was primarily attributable to the sale of lower margin formulations and packaging configurations of our products during the quarter ended January 31, 2017 as compared with the prior period.

Selling, General and Administrative Expense

Selling, general and administrative expense was $1,333,000 and $1,386,000 for the three months ended January 31, 2017 and 2016, respectively. The decrease of $53,000 was primarily attributable to decreased marketing costs and legal fees offset by increased personnel costs.

Research and Development Expense

Research and development expense was $214,000 and $238,000 for the three months ended January 31, 2017 and 2016, respectively. The decrease of $24,000 was primarily attributable to reductions in third-party testing and research supporting our FDA approval efforts.

Share-Based Compensation

Share-based compensation expense was $170,000 and $763,000 for the three months ended January 31, 2017 and 2016, respectively. The decrease of $593,000 is primarily due to the vesting of restricted stock units granted to employees and directors supporting our selling, general and administrative, and research and development functions during the prior fiscal year.

Fair Value of Derivative Liabilities in Excess of Proceeds.

The fair value of derivative liabilities in excess of proceeds was zero and $859,000 for the three months ended January 31, 2017 and 2016, respectively (See Note 9 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

Change in Derivative Liabilities

Change in derivative liabilities for the three months ended January 31, 2017 and 2016 was a decrease of $459,000 and an increase of $7,790,000, respectively. The current period decrease is primarily due the assumptions used in the fair value pricing model for warrants at the end of the reporting period. The prior period increase is due to the 5,042,887 warrants issued in connection with the November 2015 Private Placement Financing, as well as, updates to the assumptions used in the fair value pricing model for warrants at the end of the reporting period (See Notes 8 and 9 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

Interest Expense

Interest expense for the three months ended January 31, 2017 and 2016 was $2,000 and $3,000, respectively.

Other Income (Expense)

Other income for the three months ended January 31, 2017 and 2016 was $11,000 and $9,000, respectively.

Comparison of the Six Months Ended January 31, 2017 and 2016

Net Product Sales

Net product sales were $978,000 and $362,000 for the six months ended January 31, 2017 and 2016, respectively. The increase of $616,000 was primarily attributable to new customer sales in the food safety industry, as well as sales fluctuations within our existing legacy customer base.

For the six months ended January 31, 2017, two individual customers accounted for 35% and 26%, of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

For the six months ended January 31, 2016, two individual customers accounted for 42% and 15%, of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S

Cost of Goods Sold

Cost of goods sold was $399,000 and $102,000 for the six months ended January 31, 2017 and 2016, respectively. The increase of $297,000 was attributable to increased net product sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 59% and 72% for the six months ended January 31, 2017 and 2016, respectively. The decrease in gross margin percentage was primarily attributable to the sale of lower margin formulations and packaging configurations of our products during the six months ended January 31, 2017 as compared with the prior period.

Selling, General and Administrative Expense

Selling, general and administrative expense was $2,670,000 and $2,472,000 for the six months ended January 31, 2017 and 2016, respectively. The increase of $198,000 was primarily attributable to increased personnel costs offset by decreased marketing costs and legal fees.

Research and Development Expense

Research and development expense was $462,000 and $474,000 for the six months ended January 31, 2017 and 2016, respectively. The decrease of $12,000 was primarily attributable to reductions in third-party testing and research supporting our FDA approval efforts.

Share-Based Compensation

Share-based compensation expense was $448,000 and $1,435,000 for the six months ended January 31, 2017 and 2016, respectively. The decrease of $987,000 is primarily due to the vesting of restricted stock units granted to employees and directors supporting our selling, general and administrative, and research and development functions during the prior fiscal year.

Fair Value of Derivative Liabilities in Excess of Proceeds.

The fair value of derivative liabilities in excess of proceeds was zero and $1,867,000 for the six months ended January 31, 2017 and 2016, respectively (See Note 9 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

Change in Derivative Liability

Change in derivative liabilities for the six months ended January 31, 2017 and 2016 was a decrease of $300,000 and an increase of $7,747,000, respectively. The current period decrease is primarily due the assumptions used in the fair value pricing model for warrants at the end of the reporting period. The prior period increase is due to the 20,376,219 warrants issued in connection with the October and November 2015 Private Placement Financing, as well as, updates to the assumptions used in the fair value pricing model for warrants at the end of the reporting period (See Notes 8 and 9 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

Interest Expense

Interest expense for the six months ended January 31, 2017 and 2016 was $3,000 and $5,000, respectively.

Other Income (Expense)

Other income for the six months ended January 31, 2017 and 2016 was $25,000 and $18,000, respectively.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of January 31, 2017 we have incurred a cumulative net loss of $105,898,000.

During the six months ended January 31, 2017, we completed a private placement offering pursuant to which we sold 1,572,941 shares of our common stock and warrants to purchase 1,572,941 shares of our common stock. The shares were sold at a per share purchase price of $0.85 per share, resulting in $1,337,000 in aggregate gross proceeds. After deducting fees of approximately $233,000, the net proceeds to us were $1,104,000 (See Note 10 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

As of January 31, 2017, we had $3,893,000 in cash and cash equivalents compared with $5,194,000 in cash and cash equivalents as of July 31, 2016. The net decrease in cash and cash equivalents was primarily attributable to the use of cash to fund our operations. Additionally, as of January 31, 2017, we had $2,192,000 of current liabilities, including $424,000 in accounts payable, compared with $2,536,000 of current liabilities, including $479,000 in accounts payable as of July 31, 2016. The net decrease in current liabilities was primarily due to the timing of accounts payable and the derivative liability incurred from the issuance of warrants associated with our November 2015 financing.

In addition, from time to time we have entered into employment agreements with our executives that, under certain cases, provide for the continuation of salary and certain other benefits if these executives are terminated under specified circumstances. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. As of January 31, 2017, no events have occurred resulting in the obligation of any such payments.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, concluded that there were no changes in our internal controls over financial reporting during the three months ended January 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended July 31, 2016, which we filed with the SEC on October 27, 2016 (the “Form 10-K”) and Item 1A. to Part II of our Quarterly Report on Form 10-Q for the quarter ended October 31, 2016, which we filed with the SEC on December 14, 2016 (the “First Quarter 10-Q”). The risks and uncertainties described in “Item 1A — Risk Factors” of our Form 10-K and of our First Quarter 10-Q have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in “Item 1A — Risk Factors” of our Form 10-K and First Quarter 10-Q, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

3.1	Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.1.1	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.2	Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

3.2.1	Amendment to the Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

4.1	Form of Investor Warrant (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed with the SEC on September 2, 2009)

4.2	Wharton Capital Markets LLC Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on March 16, 2012)

4.3	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on September 13, 2012)

4.4	Morrison & Foerster LLP Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on January 31, 2013)

4.5	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC April 23, 2013)

4.6	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC August 27, 2014)

4.7	Form of Five-Year Warrant (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on October 28, 2015)

4.8	Form of Six-Month Warrant (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on October 28, 2015)

4.9	Form of Investor Warrant in 2016 Private Placement Financing (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC December 7, 2016)

4.10	Form of Placement Agent Warrant in 2016 Private Placement Financing (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed with the SEC December 7, 2016)

10.1	Form of Securities Purchase Agreement in 2016 Private Placement Financing (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC December 7, 2016)

10.2	Form of Registration Rights Agreement in 2016 Private Placement Financing (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC December 7, 2016)

10.3#	RSU Cancellation Agreement, dated as of December 13, 2016, by and among the Company and the officers and directors party thereto.

10.4#	Amendment to Chairman Agreement, dated January 19, 2017 (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on January 20, 2017)

10.5#	Amendment to Executive Employment Agreement, dated January 19, 2017 (incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on January 20, 2017)

31.1 *	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at January 31, 2017 and July 31, 2016; (ii) Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2017 and 2016; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2017 and 2016; and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
#	Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE, INC.

Date: March 2, 2017	By:	/s/ HENRY R. LAMBERT
Henry R. Lambert, Chief Executive Officer (Principal Executive Officer)

Date: March 2, 2017	By:	/s/ MARK S. ELLIOTT
Mark S. Elliott, Vice President, Finance
(Principal Financial and Accounting Officer)

