Form 10-Q
period 2017-04-30
PURE BIOSCIENCE, INC.
filed 2017-06-08
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 8, 2017, there were 62,707,037 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PURE Bioscience, Inc.

Form 10-Q

for the Quarterly Period Ended April 30, 2017

Part I - Financial Information

Item 1. Financial Statements

PURE Bioscience, Inc.

Condensed Consolidated Balance Sheets

	April 30, 2017	July 31, 2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,714,000	$5,194,000
Accounts receivable	185,000	263,000
Inventories, net	348,000	350,000
Restricted cash	75,000	75,000
Prepaid expenses	154,000	260,000
Total current assets	3,476,000	6,142,000
Property, plant and equipment, net	574,000	440,000
Patents, net	858,000	980,000
Total assets	$4,908,000	$7,562,000
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$574,000	$479,000
Restructuring liability	24,000	39,000
Accrued liabilities	194,000	216,000
Derivative liabilities	1,641,000	1,802,000
Total current liabilities	2,433,000	2,536,000
Deferred rent	12,000	3,000
Total liabilities	2,445,000	2,539,000
Commitments and contingencies (See Note 6)
Stockholders’ equity
Preferred stock, $0.01 par value:
5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value:
100,000,000 shares authorized, 62,707,037 shares issued and outstanding at April 30, 2017, and 64,823,917 shares issued and outstanding at July 31, 2016	628,000	649,000
Additional paid-in capital	109,471,000	107,593,000
Accumulated deficit	(107,636,000)	(103,219,000)
Total stockholders’ equity	2,463,000	5,023,000
Total liabilities and stockholders’ equity	$4,908,000	$7,562,000

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended		Three months ended
	April 30,		April 30,
	2017	2016	2017	2016
Net product sales	$1,316,000	$765,000	$338,000	$403,000
Operating costs and expenses
Cost of goods sold	531,000	218,000	132,000	116,000
Selling, general and administrative	3,972,000	3,857,000	1,302,000	1,385,000
Research and development	684,000	679,000	222,000	205,000
Share-based compensation	723,000	1,621,000	275,000	186,000
Total operating costs and expenses	5,910,000	6,375,000	1,931,000	1,892,000
Loss from operations	(4,594,000)	(5,610,000)	(1,593,000)	(1,489,000)
Other income (expense)
Fair value of derivative liabilities in excess of proceeds	—	(1,867,000)	—	—
Change in derivative liabilities	153,000	(6,241,000)	(147,000)	1,506,000
Interest expense, net	(4,000)	(8,000)	(1,000)	(3,000)
Other income (expense), net	28,000	34,000	3,000	16,000
Total other income (expense)	177,000	(8,082,000)	(145,000)	1,519,000
Net income (loss)	$(4,417,000)	$(13,692,000)	$(1,738,000)	$30,000
Net income (loss) per common share-basic	$(0.07)	$(0.25)	$(0.03)	$0.00
Net income (loss) per common share-diluted	$(0.07)	$(0.25)	$(0.03)	$(0.02)
Weighted average shares-basic	63,718,152	54,329,594	62,679,644	61,445,913
Weighted average shares-diluted	63,718,152	54,329,594	62,679,644	71,308,771

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	April 30,
	2017	2016
Operating activities
Net loss	$(4,417,000)	$(13,692,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	723,000	1,621,000
Amortization of stock issued for services	108,000	163,000
Fair value of derivative liabilities in excess of proceeds	—	1,867,000
Depreciation and amortization	204,000	154,000
Impairment of patents	—	48,000
Change in fair value of derivative liability	(153,000)	6,241,000
Changes in operating assets and liabilities:
Accounts receivable	78,000	121,000
Inventories	2,000	(113,000)
Prepaid expenses	(5,000)	—
Accounts payable and accrued liabilities	58,000	(125,000)
Deferred rent	9,000	(4,000)
Net cash used in operating activities	(3,393,000)	(3,719,000)
Investing activities
Investment in patents	(11,000)	(11,000)
Purchases of property, plant and equipment	(205,000)	(337,000)
Net cash used in investing activities	(216,000)	(348,000)
Financing activities
Net proceeds from the sale of common stock	1,049,000	8,000,000
Net proceeds from the exercise of warrants	80,000	151,000
Net cash provided by financing activities	1,129,000	8,151,000
Net (decrease) increase in cash and cash equivalents	(2,480,000)	4,084,000
Cash and cash equivalents at beginning of period	5,194,000	1,321,000
Cash and cash equivalents at end of period	$2,714,000	$5,405,000
Supplemental disclosure of cash flow information
Cash paid for taxes	$2,000	$2,000
Warrant liabilities removed due to settlements	$8,000	$6,310,000
Restricted stock unit cancelation	$38,000	$—
Common stock issued for prepaid services	$—	$288,000

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information pursuant to the instructions to Form 10-Q and Article 10/Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2017 are not necessarily indicative of the results that may be expected for other quarters or the year ending July 31, 2017. The July 31, 2016 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in our Annual Report on Form 10-K. For more complete information, these unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended July 31, 2016 included in our Annual Report on Form 10-K covering such period filed with the Securities and Exchange Commission, or SEC, on October 27, 2016.

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

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of April 30, 2017, we have incurred a cumulative net loss of $107,636,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of April 30, 2017, we had $2,714,000 in cash and cash equivalents, and $574,000 of accounts payable. As of April 30, 2017, we have no long-term debt. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof.

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

3. Income (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the sum of the weighted-average number of common shares outstanding during the period and the weighted-average number of dilutive common share equivalents outstanding during the period, using the treasury stock method. Dilutive common share equivalents are comprised of in-the-money stock options, warrants and restricted stock units, based on the average stock price for each period using the treasury stock method. For the three months ended April 30, 2016, the incremental dilutive common share equivalents were 9,862,858. Since we incurred a loss for the three months ended April 30, 2017 and for the nine months ended April 30, 2017 and 2016, the number of shares issuable upon the exercise of stock options, the vesting of restricted stock units, and the exercise of warrants, none of which are included in the computation of basic net loss per common share, was 13,409,795 and 18,946,821, respectively.

4. Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments. For the three and nine months ended April 30, 2017 and 2016, our comprehensive loss consisted only of net loss.

5. Inventory

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Inventories consist of the following:

	April 30, 2017	July 31, 2016
Raw materials	$98,000	$120,000
Finished goods	250,000	230,000
	$348,000	$350,000

6. Commitments and Contingencies

Severance Agreement

On August 13, 2013, the Company entered into a Severance and Release Agreement with Dennis Brovarone, a former Board member. Mr. Brovarone will receive $91,000, payable in 60 monthly installments of approximately $1,600, commencing December 11, 2013 for amounts previously accrued as of July 31, 2013. Approximately $24,000 remains payable under the agreement and is included in the accrued restructuring liability section of the condensed consolidated balance sheet as of April 30, 2017.

7. Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the three and nine months ended April 30, 2017, no impairment of long-lived assets was indicated or recorded. During the three and nine months ended April 30, 2016 we incurred $48,000 of expense relating to the impairment of long-lived assets.

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

The following table provides a reconciliation of the beginning and ending balances of the derivative liabilities for the nine months ended April 30, 2017:

Fair Value of Significant Unobservable Inputs (Level 3)

Warrant
Liabilities
Balance at July 31, 2016	$1,802,000
Issuances	—
Settlement of warrant liabilities	(8,000)
Adjustments to estimated fair value	(153,000)
Balance at April 30, 2017	$1,641,000

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

On November 23, 2015 (the “November Closing Date’), we completed a second and final closing of the 2015 Private Placement Financing, where we issued, among other securities, a warrant to purchase up to an aggregate of 2,222,217 shares of common stock with a term of five years and a warrant to purchase up to an aggregate of 2,820,670 shares of common stock with a term of six months (See Note 10 to these condensed consolidated financial statements).

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

As of April 30, 2017, we had a warrant liability of $1,641,000 related to the 2,222,217 warrants outstanding issued in connection with the November closing of the 2015 Private Placement Financing. The following assumptions were used as inputs to the model at April 30, 2017: stock price of $0.99 per share and a warrant exercise price of $0.45 per share as of the valuation date; our historical stock price volatility of 80.00%; risk free interest rate on U.S. treasury notes of 1.5%; warrant expiration of 3.6 years.

During the fourth quarter of 2012 we issued 132,420 warrants with derivative features pursuant to a Bridge Loan financing. During the nine months ended April 30, 2017, of the 9,709 warrants outstanding, there was a net exercise on 5,335 warrants which resulted in the issuance of 4,179 shares of our common stock. As these warrants were net exercised, as permitted under the respective warrant agreement, we did not receive any cash proceeds. The remaining 4,374 warrants issued in connection with the Bridge Loan expired during the nine months ended April 30, 2017. The fair value on the exercise date and the date of expiration was returned to additional paid in capital and is reflected in the Settlement of warrant liability section on the table above.

On April 30, 2017, the total value of the derivative liabilities was $1,641,000. The change in fair value of the warrant liabilities for the three and nine months ended April 30, 2017, was an increase of $147,000 and a decrease of $153,000, respectively, which was recorded as a change in derivative liabilities in the condensed consolidated statements of operations. The change in fair value of the warrant liability for the three and nine months ended April 30, 2016, was a decrease of $1,506,000 and an increase of $6,241,000, respectively, which was recorded as a change in derivative liability in the condensed consolidated statements of operations. We have revalued the derivative liabilities as of April 30, 2017, and will continue to do so on each subsequent balance sheet date until the securities to which the derivative liabilities relate are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense.

10. Stockholders’ Equity

Private Placements

On December 1, 2016, we completed an initial closing (the “Initial Closing”) of a private placement financing (the “Private Placement Offering”) to accredited investors. We raised aggregate gross proceeds of $1,000,000 from the sale of (i) an aggregate of 1,176,472 shares of the Company’s common stock at a purchase price of $0.85 per share and (ii) warrants to purchase up to an aggregate of 1,176,472 shares of common stock with a term of five years at an exercise price of $1.25 per share. We determined the warrants issued in connection with the Initial Closing were equity instruments and did not represent derivative instruments.

On January 23, 2017, we closed on a second and final closing (the “Final Closing”) of the Private Placement Offering. In the Final Closing we raised aggregate gross proceeds of approximately $337,000 from the sale of (i) an aggregate of 396,469 shares of the Company’s common stock at a purchase price of $0.85 per share and (ii) warrants to purchase up to an aggregate of 396,469 shares of common stock with a term of five years at an exercise price of $1.25 per share. The securities issued in the Private Placement Offering were issued pursuant to a securities purchase agreement entered into with the accredited investors. We determined the warrants issued in connection with the Final Closing were equity instruments and did not represent derivative instruments.

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

The net proceeds from the Private Placement Offering were approximately $1,049,000 and we expect to use the net proceeds for general corporate purposes, including our research and development efforts, and for general administrative expenses and working capital.

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

Warrants

During the three months ended April 30, 2017, we received approximately $80,000 from the exercise of warrants to purchase 106,000 shares of common stock. The warrants were issued in connection with the private placement completed in August 2014 and were considered equity instruments. In addition, there was a net exercise on 5,335 warrants which resulted in the issuance of 4,179 shares of our common stock (See Note 9 to these condensed consolidated financial statements).

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

Other Activity

On April 13, 2016, we entered into a two-year service agreement for general financial advisory services. In accordance with the agreement we issued 250,000 shares of common stock, with a value of $290,000. The value was capitalized to prepaid expense and is being amortized over the term of the agreement. During the three and nine months ended April 30, 2017, we recognized $36,000 and $108,000 of expense related to these services, respectively. In addition, during the three months ended April 30, 2016, we recognized $7,000 of expense related to these services.

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

Of the 1,110,000 RSUs outstanding, we currently expect 150,000 to vest based on service conditions. As of April 30, 2017, there was $24,000 of unrecognized non-cash compensation cost related to RSUs we expect to vest, which will be recognized over a weighted average period of 0.25 years.

For the three months ended April 30, 2017 and 2016, share-based compensation expense for outstanding restricted stock units (“RSUs”) was $23,000 and $136,000, respectively. For the nine months ended April 30, 2017 and 2016, share-based compensation expense for outstanding RSUs was $98,000 and $1,495,000, respectively.

RSU Termination

On December 13, 2016, we entered into an RSU Cancellation Agreement with our officers and directors who received RSUs in October 2013 as compensation for their continued services to us over a required vesting period. Under this Agreement, our officers and directors agreed to cancel RSUs representing the right to receive an aggregate of 3.9 million vested shares of our common stock. Pursuant to the terms of the cancelled RSUs, we would have been required to settle and deliver these vested shares to the individual officers and directors prior to January 1, 2017, which would have triggered a taxable event. Our officers and directors, in their individual capacities, voluntarily agreed to cancel their respective RSUs based on their determination that cancelling the RSUs would be in the best interests of the Company and our stockholders. The individual officers and directors reached this conclusion for the following reasons:

1.	Conserves our Available Cash Resources. The RSUs held by our officers provide these individuals with the right to require us to pay the applicable state and federal taxes due upon the settlement and delivery of their vested RSU shares in exchange for the individual cancelling and returning to us that number of shares of common stock equal in value to the contractual tax payment obligation. By agreeing to cancel the RSUs, we will not be required to utilize our available cash resources to pay the tax payments on behalf of our officers, and as a result, we can conserve our available cash resources to support the continued implementation of our business plan.

2.	Reduces Pressure on Our Stock Price. The RSUs held by our non-employee directors provide these individuals with the right to immediately sell into the public market that number of shares of common stock sufficient to cover the applicable state and federal taxes payable as a result of the settlement and delivery of their vested RSU shares. Our common stock currently has a limited daily trading volume, and the sale or the potential sale of a substantial number of shares of common stock by our officers and directors to cover their federal and state tax obligations would adversely affect the market price of our common stock, which in turn, could harm our ability to raise funds to support our operations or require us to raise funds at terms and valuations that would be more dilutive to our existing stockholders.

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

Stock Option Plans

In February 2016, we amended and restated our 2007 Equity Incentive Plan, or the Plan, to, among other changes, increase the number of shares of common stock issuable under the Plan by 4,000,000 shares and extend the term of the Plan until February 4, 2026. The Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. Our 2007 Equity Incentive Plan is the only active plan pursuant to which options to acquire common stock or restricted stock awards can be granted and are currently outstanding. As of April 30, 2017, there were approximately 561,000 shares available for issuance under the Plan.

During the three months ended April 30, 2017, the Compensation Committee of the Board of Directors authorized the issuance of 950,000 stock options to our officers and directors. The breakdown is as follows:

●	Henry R. Lambert Option Award: We granted Mr. Lambert an award consisting of an option to purchase two hundred thousand (200,000) shares of common stock.

●	Mark S. Elliott Option Award: We granted Mr. Elliott an award consisting of an option to purchase one hundred fifty thousand (150,000) shares of common stock.

●	Chairman Option Award: We granted Mr. Pfanzelter an award consisting of an option to purchase two hundred thousand (200,000) shares of common stock.

●	Director Option Awards: We granted Messrs. Cohee, Lee, Otis and Dr. Theno, awards consisting of an option to purchase one hundred thousand (100,000) shares of common stock, respectively.

In addition, during the three months ended April 30, 2017, we issued 600,000 options to purchase common stock to employees supporting our selling, general and administrative, and research and development functions and 85,000 options to purchase common stock to third-party consultants for business development and investor relations services.

All option awards granted during the three months ended April 30, 2017 carry a five-year term and vest in four installments: 25% on April 30, 2017; 25% on July 31, 2017; 25% on October 31, 2017; and 25% on January 31, 2018.

None of the options granted to our officers and directors were granted pursuant to any compensatory, bonus, or similar plan maintained or otherwise sponsored by the Company.

During the nine months ended April 30, 2017, we issued 100,000 options to purchase common stock to a member of our scientific advisory board. The options vest quarterly over one year and carry a five-year term.

During the three and nine months ended April 30, 2016, we issued 740,000 and 110,000 options, respectively, to purchase common stock to employees supporting our selling, general and administrative, and research and development functions. The vesting terms of the options varied from 100% on grant date to quarterly over a one year period and carried a term between two and five years.

A summary of our stock option activity is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 31, 2015	434,218	$4.07	$—
Granted	1,850,000	$1.07
Exercised	—	$—
Cancelled	(6,250)	$14.72
Outstanding at July 31, 2016	2,277,968	$1.60	$48,000
Granted	1,735,000	$0.89
Exercised	—	$—
Cancelled	(253,125)	$1.42
Outstanding at April 30, 2017	3,759,843	$1.29	$222,000

At April 30, 2017, options to purchase 2,258,593 shares of common stock were exercisable. These options had a weighted-average exercise price of $1.53, an aggregate intrinsic value of $87,000, and a weighted average remaining contractual term of 3.25 years. The weighted average grant date fair value for options granted during the nine months ended April 30, 2017 was $0.43.

We use the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of options granted is estimated at the date of grant using the following weighted average assumptions for the three and nine months ended April 30, 2017 and 2016:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	April 30, 2017	April 30, 2016	April 30, 2017	April 30, 2016
Volatility	74.10%	82.36%	74.13%	84.20%
Risk-free interest rate	1.51%	0.67%	1.48%	0.70%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	2.88 years	1.62 years	2.87 years	1.73 years

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

The total unrecognized compensation cost related to unvested stock option grants as of April 30, 2017 was approximately $497,000 and the weighted average period over which these grants are expected to vest is 0.72 years.

For the three months ended April 30, 2017 and 2016, share-based compensation expense for stock options was $251,000 and $50,000 respectively. For the nine months ended April 30, 2017 and 2016, share-based compensation expense for stock options was $712,000 and $126,000 respectively.

12. Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires management to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and, if so, provide certain footnote disclosures. This ASU is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. We adopted ASU 2014-15 during the three months ended April 30, 2017. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017. We expect to adopt ASU 2014-09 in the third quarter of 2018. We currently do not have any material revenue contracts with customers and will review any new contracts entered into prior to the adoption of the new standard. We are evaluating the effect that this update will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which is designed to simplify several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. We adopted ASU No. 2016-09 during the three months ended April 30, 2017. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements.

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

Based on these statistics, we believe there is a significant market opportunity for our safe, non-toxic and effective SDC-based solutions. We currently offer PURE® Hard Surface as a food contact surface sanitizer and disinfectant to restaurant chains and food processors. We also offer PURE Control® as a direct food contact processing aid. We received the required FDA approvals to market PURE Control® as a direct food contact processing aid for raw poultry and fresh produce in December 2015 and January 2016, respectively. In July 2016, we received a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry. In January 2017, we submitted an additional FCN to the FDA to allow use of higher SDC concentrations in poultry processing, allowing the flexibility to adjust to varying plant and processing conditions. In May 2017, we received a Final Letter from the FDA for this FCN as well as a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for the higher concentrations of SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry.

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

Our Products

Our near-term focus is on delivering leading antimicrobial products that address food safety risks across the food industry supply chain. We currently offer PURE® Hard Surface as a food contact surface sanitizer and disinfectant to restaurant chains and food processors. We also offer PURE Control® as a direct food contact processing aid. We received the required FDA approvals to market PURE Control® as a direct food contact processing aid for raw poultry and fresh produce in December 2015 and January 2016, respectively. In July 2016, we received a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry. In January 2017, we submitted an additional FCN to the FDA to allow use of higher SDC concentrations in poultry processing, allowing the flexibility to adjust to varying plant and processing conditions. In May 2017, we received a Final Letter from the FDA for this FCN as well as a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for the higher concentrations of SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry.

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

Poultry Processing Aid. In December 2015, we received the required approvals from the FDA stating that our FCN (food contact notification) for SDC as a raw poultry processing aid is complete. We have received a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry. In January 2017, we submitted an additional FCN to the FDA to allow use of higher SDC concentrations in poultry processing, allowing the flexibility to adjust to varying plant and processing conditions. In May 2017, we received a Final Letter from the FDA for this FCN as well as a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for the higher concentrations of SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry.

We have not, however, received the required approval from the USDA to utilize PURE Control in OLR poultry processing, which effectively restricts our ability to commercialize PURE Control for poultry processing until we receive such additional approval. We continue our on-going plant trials to optimize the application of PURE Control, including with higher concentrations of SDC, in OLR to gain USDA approval for use in that stage of poultry processing. We are continuing to work with the FDA to obtain approval for the higher concentrations of SDC in poultry processing and expect to receive FDA approval in the third calendar quarter of 2017.

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

Liquidity & Going Concern Update

Our condensed consolidated financial statements included in this Quarterly Report have been prepared and presented on a basis assuming we will continue as a going concern. The factors below raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of April 30, 2017 we have incurred a cumulative net loss of $107,636,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of April 30, 2017, we had $2,714,000 in cash and cash equivalents, and $574,000 in accounts payable. As of April 30, 2017, we have no long-term debt.  Our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof. Excluding proceeds from either additional capital or revenues and / or reduction in operating expenses, we believe our existing cash resources will meet our anticipated needs at least through December 2017. See “Liquidity and Capital Resources” for a further discussion on our continuation as a going concern.

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

Comparison of the Three Months Ended April 30, 2017 and 2016

Net Product Sales

Net product sales were $338,000 and $403,000 for the three months ended April 30, 2017 and 2016, respectively. The decrease of $65,000 was primarily attributable to fluctuations within our existing legacy customer base.

For the three months ended April 30, 2017, two individual customer accounted for 23% and 17%, of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

For the three months ended April 30, 2016, two individual customers accounted for 48% and 25%, of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

Cost of Goods Sold

Cost of goods sold was $132,000 and $116,000 for the three months ended April 30, 2017 and 2016, respectively. The increase of $16,000 was primarily attributable to the sale of higher cost packaging configurations sold during the quarter ended April 30, 2017, as compared with the prior period.

Gross margin as a percentage of net product sales, or gross margin percentage, was 61% and 71% for the three months ended April 30, 2017 and 2016, respectively. The decrease in gross margin percentage was primarily attributable to the sale of lower margin formulations and packaging configurations of our products during the quarter ended April 30, 2017, as compared with the prior period.

Selling, General and Administrative Expense

Selling, general and administrative expense was $1,302,000 and $1,385,000 for the three months ended April 30, 2017 and 2016, respectively. The decrease of $83,000 was primarily attributable to decreased personnel and marketing costs offset by increased business development fees.

Research and Development Expense

Research and development expense was $222,000 and $205,000 for the three months ended April 30, 2017 and 2016, respectively. The increase of $17,000 was primarily attributable to third-party testing and research supporting our FDA approval efforts.

Share-Based Compensation

Share-based compensation expense was $275,000 and $186,000 for the three months ended April 30, 2017 and 2016, respectively. The increase of $89,000 is primarily due to the vesting of stock options granted to employees, directors and consultants supporting our selling, general and administrative, and research and development functions during the three months ended April 30, 2017.

Change in Derivative Liabilities

Change in derivative liabilities for the three months ended April 30, 2017 and 2016 was an increase of $147,000 and a decrease of $1,506,000, respectively. The current period increase is primarily due the assumptions used in the fair value pricing model for warrants at the end of the reporting period. The prior period decrease is primarily due to the expiration of 8,666,666 warrants issued in connection with the October Private Placement Financings, as well as, a decrease in the Company’s common stock price and updates to the assumptions used in the fair value pricing model (See Notes 8 and 9 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

Interest Expense

Interest expense for the three months ended April 30, 2017 and 2016 was $1,000 and $3,000, respectively.

Other Income (Expense)

Other income for the three months ended April 30, 2017 and 2016 was $3,000 and $16,000, respectively.

Comparison of the Nine Months Ended April 30, 2017 and 2016

Net Product Sales

Net product sales were $1,316,000 and $765,000 for the nine months ended April 30, 2017 and 2016, respectively. The increase of $551,000 was primarily attributable to new customer sales in the food safety industry, as well as sales fluctuations within our existing legacy customer base.

For the nine months ended April 30, 2017, three individual customers accounted for 26%, 23% and 11% of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

For the nine months ended April 30, 2016, two individual customers accounted for 45% and 13%, of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

Cost of Goods Sold

Cost of goods sold was $531,000 and $218,000 for the nine months ended April 30, 2017 and 2016, respectively. The increase of $313,000 was primarily attributable to increased net product sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 60% and 72% for the nine months ended April 30, 2017 and 2016, respectively. The decrease in gross margin percentage was primarily attributable to the sale of lower margin formulations and packaging configurations of our products during the nine months ended April 30, 2017 as compared with the prior period.

Selling, General and Administrative Expense

Selling, general and administrative expense was $3,972,000 and $3,857,000 for the nine months ended April 30, 2017 and 2016, respectively. The increase of $115,000 was primarily attributable to increased personnel costs offset by decreased marketing costs and legal fees.

Research and Development Expense

Research and development expense was $684,000 and $679,000 for the nine months ended April 30, 2017 and 2016, respectively. The increase of $5,000 was primarily attributable to third-party testing and research supporting our FDA approval efforts.

Share-Based Compensation

Share-based compensation expense was $723,000 and $1,621,000 for the nine months ended April 30, 2017 and 2016, respectively. The decrease of $898,000 is primarily due to the vesting of restricted stock units granted to employees and directors supporting our selling, general and administrative, and research and development functions during the prior fiscal year.

Fair Value of Derivative Liabilities in Excess of Proceeds.

The fair value of derivative liabilities in excess of proceeds was zero and $1,867,000 for the nine months ended April 30, 2017 and 2016, respectively (See Note 9 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

Change in Derivative Liability

Change in derivative liabilities for the nine months ended April 30, 2017 and 2016 was a decrease of $153,000 and an increase of $6,241,000, respectively. The current period decrease is primarily due the assumptions used in the fair value pricing model for warrants at the end of the reporting period. The prior period increase is due to the 20,376,219 warrants issued in connection with the October and November 2015 Private Placement Financing, as well as, updates to the assumptions used in the fair value pricing model for warrants at the end of the reporting period (See Notes 8 and 9 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

Interest Expense

Interest expense for the nine months ended April 30, 2017 and 2016 was $4,000 and $8,000, respectively.

Other Income (Expense)

Other income for the nine months ended April 30, 2017 and 2016 was $28,000 and $34,000, respectively.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of April 30, 2017 we have incurred a cumulative net loss of $107,636,000.

During the nine months ended April 30, 2017, we completed a private placement offering pursuant to which we sold 1,572,941 shares of our common stock and warrants to purchase 1,572,941 shares of our common stock. The shares were sold at a per share purchase price of $0.85 per share, resulting in $1,337,000 in aggregate gross proceeds. After deducting fees of approximately $288,000, the net proceeds to us were $1,049,000. In addition, we received $80,000 from the exercise of warrants to purchase 106,000 shares of common stock. (See Note 10 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

As of April 30, 2017, we had $2,714,000 in cash and cash equivalents compared with $5,194,000 in cash and cash equivalents as of July 31, 2016. The net decrease in cash and cash equivalents was primarily attributable to the use of cash to fund our operations. Additionally, as of April 30, 2017, we had $2,433,000 of current liabilities, including $574,000 in accounts payable, compared with $2,536,000 of current liabilities, including $479,000 in accounts payable as of July 31, 2016. The net decrease in current liabilities was primarily due to the timing of accounts payable and the derivative liability incurred from the issuance of warrants associated with our November 2015 financing.

In addition, from time to time we have entered into employment agreements with our executives that, under certain cases, provide for the continuation of salary and certain other benefits if these executives are terminated under specified circumstances. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. As of April 30, 2017, no events have occurred resulting in the obligation of any such payments.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. Our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof and, excluding proceeds from either additional capital or revenues and / or reduction in operating expenses, the existing cash resources will meet our anticipated needs at least through December 2017. The uncertainties surrounding our ability to continue to fund our operations raise substantial doubt about our ability to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, concluded that there were no changes in our internal controls over financial reporting during the three months ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, including the risk factor included below, as well as the risk factors disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended July 31, 2016, which we filed with the SEC on October 27, 2016 (the “Form 10-K”) and Item 1A. to Part II of our Quarterly Report on Form 10-Q for the quarter ended October 31, 2016, which we filed with the SEC on March 2, 2017 (the “First Quarter 10-Q”). Other than the risk factor included below, the risks and uncertainties described in “Item 1A — Risk Factors” of our Form 10-K and of our First Quarter 10-Q have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q, including the risk factor included below, or any of the risks disclosed in “Item 1A — Risk Factors” of our Form 10-K and First Quarter 10-Q, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects.

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

Our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof. Excluding proceeds from either additional capital or revenues and / or reduction in operating expenses, we believe our existing cash resources will meet our anticipated needs at least through December 2017. In addition, factors below raise substantial doubt about our ability to continue as a going concern.

We have a history of recurring losses, and as of April 30, 2017, we have incurred a cumulative net loss of approximately $108 million.

As of April 30, 2017, we had $2,714,000 in cash and cash equivalents, $2,433,000 of current liabilities, including $574,000 in accounts payable. During the nine months ended April 30, 2017, our cash outflows for operating activities and for investments in patents and fixed assets were $3.6 million. As a result, we need to raise additional capital in the future to continue operating our business and developing new products and technologies, which capital may not be available on acceptable terms or at all.

Our capital requirements will depend on many factors, including, among others:

●	the acceptance of, and demand for, our products;

●	the timing and success of executing our business strategy;

●	our success and that of our strategic partners in developing and selling products derived from our technology;

●	the costs of further developing our existing, and developing new, products or technologies and obtaining necessary regulatory approvals;

●	the extent to which we invest in new technology, testing and product development;

●	the timing of vendor payments and the collection of receivables, among other factors affecting our working capital;

●	the exercise of outstanding options or warrants to acquire our common stock;

●	the number and timing of acquisitions and other strategic transactions in which we participate, if any; and

●	the costs associated with the continued operation, and any future growth, of our business.

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

As of June 8, 2017, we have 76,116,832 shares of common stock issued and outstanding or reserved for issuance. Shares reserved for issuance include shares under equity compensation plans, vested and unvested options, warrants, and unvested restricted stock units. Our current authorized capital stock is limited to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Any increase in our authorized capital stock would require the approval of a majority of our shareholders as well as the approval of our Board of Directors. If we were unable to increase our authorized capital stock for any reason, our ability to raise additional capital through the issuance of equity or convertible debt would be severely compromised and we may be unable to obtain equity or convertible debt capital at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

3.1	Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.1.1	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.2	Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

3.2.1	Amendment to the Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

4.1	Form of Investor Warrant (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed with the SEC on September 2, 2009)

4.2	Wharton Capital Markets LLC Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on March 16, 2012)

4.3	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on September 13, 2012)

4.4	Morrison & Foerster LLP Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on January 31, 2013)

4.5	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC April 23, 2013)

4.6	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC August 27, 2014)

4.7	Form of Five-Year Warrant (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on October 28, 2015)

4.8	Form of Six-Month Warrant (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on October 28, 2015)

4.9	Form of Investor Warrant in 2016 Private Placement Financing (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC December 7, 2016)

4.10	Form of Placement Agent Warrant in 2016 Private Placement Financing (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed with the SEC December 7, 2016)

31.1 *	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 30, 2017 and July 31, 2016; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2017 and 2016; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2017 and 2016; and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

#	Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE, INC.

Date: June 8, 2017	By:	/s/ HENRY R. LAMBERT
Henry R. Lambert, Chief Executive Officer (Principal Executive Officer)

Date: June 8, 2017	By:	/s/ MARK S. ELLIOTT
Mark S. Elliott, Vice President, Finance
(Principal Financial and Accounting Officer)

