Form 10-K
period 2017-07-31
PURE BIOSCIENCE, INC.
filed 2017-10-26
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2017

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

The aggregate market value of the registrant’s voting stock held by non-affiliates, as of the last day of the registrant’s second quarter, was approximately $50,664,000 (computed on the basis of the closing price of the common stock on the OTCQB Bulletin Board on January 31, 2017). For purposes of this computation only, all executive officers, directors and 10% or greater stockholders have been deemed affiliates.

As of October 26, 2017, there were 67,931,861 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

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

PART I

Item 1. Business

Overview

We are focused on developing and commercializing proprietary antimicrobial products that provide safe and cost-effective solutions to the health and environmental challenges of pathogen and hygienic control. Our technology platform is based on patented stabilized ionic silver, and our initial products contain silver dihydrogen citrate, or SDC. SDC is a broad-spectrum, non-toxic antimicrobial agent, which offers 24-hour residual protection and formulates well with other compounds. As a platform technology, we believe SDC is distinguished from existing products in the marketplace because of its superior efficacy, reduced toxicity, non-causticity and the inability of bacteria to form a resistance to it.

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

Based on these statistics, we believe there is a significant market opportunity for our safe, non-toxic, non-caustic and effective SDC-based solutions. We currently offer PURE® Hard Surface as a food contact surface sanitizer and disinfectant to restaurant chains, food processors and food transportation companies. We also offer PURE Control® as a direct food contact processing aid. We received the required FDA approvals to market PURE Control as a direct food contact processing aid for raw poultry and fresh produce in December 2015 and January 2016, respectively. Because additional USDA approval was not required, we began marketing PURE Control as a direct food contact processing aid for fresh produce following our receipt of FDA approval in January 2016.

In July 2016, we received a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry. In January 2017, we submitted an additional FCN to the FDA to allow use of higher SDC concentrations in poultry processing, allowing the flexibility to adjust to varying plant and processing conditions. In May 2017, we received a Final Letter from the FDA for this FCN as well as a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for the higher concentrations of SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry. We are currently focused on completing in-plant validation trials for PURE Control in pre- and post OLR poultry processing applications, which represents approximately 65 to 75% of the total processing aid market for poultry processing. We are also conducting in-plant trials to optimize the application of PURE Control in OLR to attempt to gain USDA approval for use in this stage of poultry processing.

Subject to the results of our focused in-plant validation efforts for our approved produce and poultry solutions, we intend to seek approval to utilize PURE Control as a direct food contact processing aid for raw meats, including beef and pork. In addition to our direct sales efforts with PURE Hard Surface and PURE Control, we market and sell our SDC-based products indirectly through third-party distributors.

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

Limitations of Existing Food Safety Solutions

The statistics of the U.S. public health problems attributed to pathogens in the food supply chain demonstrate the increasing need for more effective, efficient and safer interventions. The U.S. food industry continues to rely on the use of toxic chemicals as processing aids or interventions during food processing operations for which pathogens are becoming increasingly resistant and rendering current interventions less efficacious. Most of these chemicals carry various warning labels for their toxic and/or caustic characteristics, which can negatively affect the safety of processing plant personnel, plant operating equipment and the plant environment and its surroundings.

Among the chemicals in current use are: peracetic acid, acidified sodium chlorite (ASC), ozone, trisodium phosphate, cetylpyridinium chloride (CPC), organic acid rinses (lactic acid), hypobromous acid and chlorine dioxide. Some of these chemicals can be difficult to work with as a processing aid as they require heating to become effective or are difficult to mix and stabilize prior to use. Additionally, some of these chemicals damage the food being processed, resulting in decreased yields. Further, the use of certain of these chemicals is limited to treating only specific pathogens and/or only certain foods. In addition, some of these chemicals can produce noxious fumes that over time have been linked to upper respiratory illness and typically require in-plant decontamination of their effluence.

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

Our studies indicate that our SDC-based products are more effective in reducing or eliminating pathogens than existing chemical interventions. Pilot poultry processing studies showed that SDC achieved an average reduction in Salmonella of 2.75 log 10 CFU/cm2 when applied as an OLR spray and 6.28 log10 CFU/cm2 when combined with an immersion chilling process simulating current U.S. industry practices. This data suggests that the use of SDC in poultry processing has the potential to achieve non-detectable Salmonella levels. We are currently focused on completing in-plant validation trials to test both the effectiveness of PURE Control in actual in-plant use for pre and post OLR poultry processing and to attempt to gain USDA approval for its use in OLR poultry processing.

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

In addition to providing better efficacy, our SDC-based products can provide users with the following benefits compared to the current processing chemicals they are using:

●	Easier to handle and dilute;

●	Non-corrosive to processing equipment; and

●	Non-toxic to manufacturing personnel by not creating noxious fumes or other detrimental environmental effluence; and

●	Neutral to positive yield impact on the processed food

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

Business Strategy

Our goal is to become a sustainable company by commercializing the SDC-based products we have developed with our proprietary technology platform. We are focused on delivering leading antimicrobial products that address food safety risks across the food industry supply chain. Key aspects of our business strategy include:

●	Expanding sales and distribution for our products into the food industry with a focus on a dual track of food safety market opportunities:

●	Hard Surface Disinfectant - commercializing our current EPA registered PURE Hard Surface disinfectant and sanitizer for use in foodservice operations, food manufacturing and food transportation.

●	Direct Food Contact - commercializing FDA approved PURE Control as a direct food contact processing aid for fresh produce; commercializing FDA approved PURE Control as a food processing and intervention aid for food processors treating raw poultry in pre and post OLR applications. We also intend to continue our on-going in plant trials to optimize the application of PURE Control in OLR to attempt to gain USDA approval for use in this stage of poultry processing. Additionally, subject to the results of our focused in-plant validation efforts for our approved produce and poultry solutions, we intend to seek approval to utilize PURE Control as a direct food contact processing aid for raw meats, including beef and pork.

●	Establishing strategic alliances to maximize the commercial potential of our technology platform;

●	Developing additional proprietary products and applications; and

●	Protecting and enhancing our intellectual property.

In addition to our current products addressing food safety, we intend to leverage our technology platform through licensing and distribution collaborations in order to develop new products and enter into new markets that could potentially generate multiple sources of revenue.

Our Products

Our near-term focus is on delivering leading antimicrobial products that address food safety risks across the food industry supply chain. We currently offer PURE® Hard Surface as a food contact surface sanitizer and disinfectant to restaurant chains, food processors and food transportation companies. We also offer PURE Control® as a direct food contact processing aid. We received the required FDA approvals to market PURE Control® as a direct food contact processing aid for raw poultry and fresh produce in December 2015 and January 2016, respectively. Because additional USDA approval was not required, we began marketing PURE Control as a direct food contact processing aid for fresh produce following our receipt of FDA approval in January 2016.

In July 2016, we received a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry. In January 2017, we submitted an additional FCN to the FDA to allow use of higher SDC concentrations in poultry processing, allowing the flexibility to adjust to varying plant and processing conditions. In May 2017, we received a Final Letter from the FDA for this FCN as well as a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for the higher concentrations of SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry. We are currently focused on completing in-plant validation trials for PURE Control in pre- and post OLR poultry processing applications, which represents approximately 65 to 75% of the total processing aid market for poultry processing. We are also conducting in-plant trials to optimize the application of PURE Control in OLR to attempt to gain USDA approval for use in this stage of poultry processing.

Subject to the results of our focused in-plant validation efforts for our approved produce and poultry solutions, we intend to seek approval to utilize PURE Control as a direct food contact processing aid for raw meats, including beef and pork. In addition to our direct sales efforts with PURE Hard Surface and PURE Control, we market and sell our SDC-based products indirectly through third-party distributors.

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

PURE Control®

We have the necessary regulatory approvals from the FDA to offer PURE Control as a direct food contact processing aid for fresh produce and raw poultry. We also have regulatory approvals from the USDA for certain methods of application of PURE Control on poultry and we are also performing additional trials to attempt to gain further USDA approvals for additional food contact applications for poultry. Additionally, subject to the results of our focused in-plant validation efforts for our approved produce and poultry solutions, we intend to seek approval to utilize PURE Control as a direct food contact processing aid for raw meats, including beef and pork.

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

We are currently focused on completing in-plant validation trials to test the effectiveness of PURE Control in actual in-plant use for pre and post OLR poultry processing. We are also conducting in-plant trials to optimize the application of PURE Control, including with higher concentrations of SDC, in OLR to attempt to gain USDA approval for use in that stage of poultry processing.

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

We are currently focused on completing in-plant validation trials to test the effectiveness of PURE Control in actual in-plant use and to optimize the application of PURE Control for poultry processing.

Produce Processing Aid. In January 2016, we received the required approvals from the FDA stating that our FCN for SDC as a spray or dip on processed fruits and vegetables is complete. We were not required to obtain any approvals from the USDA to market PURE Control as a produce processing aid.

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

Other Processing Aids under Development. Subject to the results of our focused in-plant validation efforts for our approved produce and poultry solutions, we intend to seek approval to utilize PURE Control as a direct food contact processing aid for raw meats, including beef and pork. In addition, we may identify other food processing opportunities for SDC.

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

Axenohl® (Raw Material Ingredient)

Axenohl is our patented and EPA-registered SDC-based antimicrobial formulation for use as a raw material ingredient in the manufacturing of EPA-registered products. Axenohl is a colorless, odorless and stable solution that provides fast acting efficacy against bacteria, viruses and fungi when manufactured into consumer and commercial disinfecting and sanitizing products. Axenohl is currently sold on a limited basis to distributors who manufacture their own respective end-use products.

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

Axenohl Registration

Axenohl is registered as a raw material ingredient for the manufacturing of EPA-registered products and as such does not carry specific efficacy claims. Axenohl is sold to distributors who manufacture their own respective end-use products.

Intellectual Property

Our policy is to pursue patents and trademarks, maintain trade secrets and use other means to protect our technology, inventions and improvements that are commercially important to the development of our business.

We have applied for U.S. and foreign patent protection for our SDC technology. Currently, we own twelve U.S. issued patents. Approximately thirty patents have been issued outside of the U.S., and we own approximately four patents pending around the world. The expiration dates for our twelve U.S. issued patents begin in 2018 and end in 2030. In September 2013, we decided to abandon pending and issued patents in non-strategic international territories. We intend to focus our future patent prosecution and defense efforts primarily to North America, Europe, Asia and Mexico.

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

Research and Development

We recognize the importance of innovation to our business strategy and long-term success. A key aspect of our business strategy is to leverage our technology platform to develop additional proprietary products and applications, including end use products and raw material formulations derived from our technology platform. We conduct our primary research and development activities in-house and use third-party laboratories to conduct independent testing. We also engage development partners to perform research and development activities at their own expense for specific products and processes using SDC. Amounts spent on research and development activities during the fiscal years ended July 31, 2017 and 2016 were $779,000 and $927,000, respectively.

Sales and Marketing

A critical aspect of our business strategy is to leverage the industry experience of our internal sales force, the members of our Board of Directors and our management team in order to maximize the commercial potential of our technology platform in the food industry. During 2015 and 2016, we strengthened our internal sales and marketing capability by adding to our team experienced food industry sales professionals.

According to the CDC, FDA and other food industry sources, food contamination and food borne illnesses have been increasing. We believe our focus on food safety is addressing a significant need to provide safe, non-toxic and effective solutions to mitigate the increase of food contamination and food borne illnesses. We believe our products can be used effectively to prevent or mitigate the risk of food contaminants in various stages of the food supply chain. Our current sales and marketing efforts include demonstrating our SDC products’ effectiveness as a hard surface disinfectant and sanitizer for:

1.	Foodservice operators and food transportation companies – such as food preparation and cooking surfaces; consumer eating and other common areas; drink and ice dispensers; and trucks used to transport food.

2.	Food manufacturers and processors – such as food production and transportation equipment.

Our sales team is actively developing customer relationships with certain segments of foodservice operators, food processors, food manufacturers and food transportation companies. Due to the recent introduction of our food safety products and the importance of food safety to our customers, the sales cycle to secure a new customer is long and unpredictable. We have recently completed and are currently conducting numerous product evaluation trials and comparative testing of our SDC-based products with prospective customers, which we believe will result in future revenue. We believe our products provide superior pathogen and hygiene control performance characteristics as compared with legacy chemical products, which also have higher toxicity profiles than our SDC-based products.

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

Sales Concentration

Net product sales were $1,831,000 and $1,289,000 for the years ended July 31, 2017 and 2016, respectively. For the year ended July 31, 2017, two individual customers accounted for 33% and 19%, of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales for the year ended July 31, 2017 was as follows: 100% U.S. For the year ended July 31, 2016, one customer accounted for 37% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales for the year ended July 31, 2016 was as follows: 100% U.S.

From time to time, one or a small number of our customers may represent a significant percentage of our revenue. Our three largest customers accounted for 62% of our revenue for the fiscal year ended July 31, 2017. Although we have agreements with many of our customers, these agreements typically do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers to significantly reduce the amount of product ordered or license fees paid, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

Competition

The markets for our SDC-based products and each of their potential applications are highly competitive. We have a number of competitors that vary in size, scope and breadth of products offered. These competitors include some of the largest global corporations, and most of our competitors have significantly greater financial resources than we do and offer multiple service and product offerings as well as consulting services to their customers. We expect to face additional competition from other competitors and technologies in the future.

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

Our SDC-based products (especially at higher silver ion concentration levels) are typically more expensive to produce than existing treatment chemicals, and as a result, customers may not purchase our products for cost reasons, even if we are successful in demonstrating the superior efficacy our products. Further, customers may determine that the other benefits offered by our products (e.g., non-toxic, non-caustic, and neutral to positive yield impact) are not sufficient to overcome the lower cost products offered by our competitors.

Manufacturing

In December 2013, we entered into a five-year strategic collaboration agreement with St. Louis-based Intercon Chemical Company (ICC). The agreement consists of a multi-prong approach to help us accelerate the commercialization of our unique and proprietary SDC-based products. The strategic collaboration agreement provides:

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

We currently hold a registration from Health Canada for our disinfectant product. Other third-party distributors hold registrations in China and are actively pursuing registrations for our disinfectant products in various Asian markets. Additionally, an opinion has been granted under the Scientific Committee on Consumer Products to sell SDC in the European Union for use in cosmetics, which includes personal care products.

Employees

As of October 26, 2017, we employed 10 full-time and 3 part-time employees. We believe that we have been successful in attracting skilled and experienced personnel, but competition for personnel is intense and there can be no assurance that we will be able to attract and retain qualified personnel in the future. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

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

Risks Related to Our Business and Industry

As a result of our historical lack of financial liquidity, we do not currently have sufficient working capital to fund our planned operations and may not be able to continue as a going concern.

We have a history of recurring losses, and as of July 31, 2017, we have incurred a cumulative net loss of approximately $109 million. As of July 31, 2017, we had $1,640,000 in cash and cash equivalents and $426,000 in accounts payable. In October 2017, we completed a tender offer to amend and exercise outstanding warrants held by the investors participating in our 2014, 2015 and 2017 private placement financings, resulting in our receipt of approximately $2.8 million in cash proceeds from the exercise of 4,756,163 outstanding warrants. During year ended July 31, 2017, our cash outflows for operating activities and for investments in patents and fixed assets were $4.8 million. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof, and we will need to raise additional capital to continue our operations and to implement our business plan, which capital may not be available on acceptable terms or at all.

Our capital requirements will depend on many factors, including, among others:

●	the market acceptance of, and demand for, our products;

●	the timing and costs of executing our sales and marketing strategies;

●	our ability to successfully complete the in-plant validation trials requested by potential customers and our ability to convert these trials into customer orders for our products;

●	the costs and time required to obtain the necessary regulatory approvals for our products, including the required USDA approval for use of PURE Control in OLR processing of raw poultry;

●	the extent to which we invest in new testing and product development, including in-plant optimization trials;

●	the extent to which our customers continue to place product orders as expected and expand their existing use of our products;

●	the cost and time to satisfy unique customer requirements regarding validation trials or to support the value proposition and benefits of our products;

●	the timing of vendor payments and the collection of receivables, among other factors affecting our working capital;

●	our ability to control the timing and amount of our operating expenses, including the costs to attract and retain personnel with the skills required to implement our business plan; and

●	the costs to file, prosecute and defend our intellectual property rights.

The above factors, along with our history and near term forecast of incurring net losses and negative operating cash flows, raise substantial doubt about our ability to continue as a going concern. If we do not obtain additional capital from external sources, we will not have sufficient working capital to fund our planned operations or be able to continue as a going concern. We cannot assure you that additional financing will be available when needed or that, if available, we can obtain financing on terms favorable to us or to our stockholders. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. Further, any contracts or license arrangements we enter into to raise funds may require us to relinquish our rights to our products or technology, and we cannot assure you that we will be able to enter into any such contracts or license arrangements on acceptable terms, or at all. Having insufficient funds may require us to delay or scale back our marketing, distribution and other commercialization activities or cease our operations altogether.

We have a history of losses, and we may not achieve or maintain profitability.

We had a loss of $6.3 million for the fiscal year ended July 31, 2017, and a loss of $14.4 million for the fiscal year ended July 31, 2016. As of July 31, 2017, we have incurred a cumulative net loss of approximately $109 million. Although we believe we are making progress on implementing our business plan focused on the food safety market, we expect to continue to have losses in future periods. None of our existing agreements, including those with Subway and Chipotle, contain provisions that guarantee us any minimum revenues. If the penetration into the marketplace of PURE Hard Surface, PURE Control and our other SDC-based products is unsuccessful, our revenue growth is slower than anticipated or our operating expenses exceed expectations, it may take an unforeseen period of time to achieve or maintain profitability, and we may never achieve or maintain profitability. Slower than anticipated revenue growth could force us to reduce our sales and marketing efforts, our product testing and optimization, and our product development and regulatory initiatives, and/or force us to reduce the size and scope of our operations, to sell or license our technologies to third parties, or to cease operations altogether. Given our recent introduction of our SDC-based products in the food safety market, we are unable to predict the extent of our future losses or when we will generate sufficient revenues to become profitable, and it is possible we will never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

As of October 26, 2017, we have 78,962,800 shares of common stock issued and outstanding or reserved for issuance under equity compensation plans, vested and unvested options, warrants, and unvested restricted stock units. Our current authorized capital stock is limited to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Any increase in our authorized capital stock would require the approval of a majority of our shareholders as well as the approval of our Board of Directors. If we were unable to increase our authorized capital stock for any reason, our ability to raise additional capital through the issuance of equity or convertible debt would be severely compromised and we may be unable to obtain equity or convertible debt capital at all.

Because we only recently focused our business on the food safety market, it is difficult to evaluate our prospects.

Our success will depend on our ability to increase customer awareness and adoption of our food safety product offerings, PURE Hard Surface and PURE Control. We only began focusing our business on developing and offering products that address food safety risks across the food industry supply chain in August 2013. In addition, we only recently received the required FDA and USDA approvals to market PURE Control as a direct food contact processing aid for fresh produce and as a spray or dip applied to raw poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing. We are still pursuing the required USDA approval for use of PURE Control in OLR processing of raw poultry. Further, we are currently working on completing in-plant validation trials to test the effectiveness of PURE Control in actual in-plant use and to optimize the application of PURE Control for poultry processing. Due to the recent introduction of our food safety products and the importance of food safety to our customers, the sales cycle to secure a new customers is long and unpredictable. We have encountered and likely will continue to encounter risks and difficulties associated with introducing or establishing new commercial products in this highly competitive and rapidly evolving market. These risks include the following, among others:

●	we may not be successful in demonstrating the effectiveness of PURE Control in actual in-plant use situations or satisfy the requirements of our potential customers;

●	we may not be successful in converting in-plant trials into customer product orders;

●	our SDC-based product offerings (especially at higher silver-ion concentrations) are typically more expensive to produce than existing treatment chemicals, and as a result, customers may not purchase our products for cost reasons, even if we are successful in demonstrating the superior efficacy or other benefits of our products;

●	our customers may not continue to place product orders as expected or may not expand their use of our products;

●	we may not be successful in demonstrating the value proposition of our products, including its non-corrosive and non-toxic characteristics and its neutral to positive processing yield impact;

●	we may not succeed in materially penetrating the food safety markets with our SDC products and technology;

●	we may not be successful in developing an effective sales and marketing infrastructure to commercialize our products;

●	we may not generate sufficient revenues or raise sufficient funds to support our operations or the implementation of our business plan;

●	we may not be successful in controlling our operating expenses;

●	we may not be successful in obtaining any required regulatory approvals on a timely basis, or at all;

●	we may not attract and retain key sales and marketing, technical and management personnel;

●	we may not successfully comply with or maintain the regulatory approvals we obtain for our technology and products;

●	we may not succeed in locating strategic partners and licensees of our technology;

●	we may not effectively manage our anticipated growth, if any; and

●	we may not be able to adequately protect our intellectual property.

Any failure to successfully address these risks and uncertainties could seriously harm our business and prospects.

We may not be able to correctly estimate our future revenues and operating expenses, which could lead to cash shortfalls, and require us to secure additional financing sooner than planned.

We may not correctly predict the amount or timing of future revenues and our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

●	our expectations regarding revenues from sales of our products;

●	the time and resources required to complete in-plant validation and optimization trials;

●	the time and cost of obtaining any necessary regulatory approvals;

●	the cost and time to develop and obtain regulatory approvals for additional products as part of our long-term business plan;

●	the cost and time required to create effective sales and marketing capabilities and commercialization strategies;

●	the expenses we incur to maintain and improve our platform technology;

●	the cost and time to satisfy unique customer requirements regarding validation and optimization trails;

●	the costs to attract and retain personnel with the skills required for effective operations; and

●	the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation.

In addition, our budgeted expense levels are based in part on our expectations concerning future revenues from sales of our products and services, and from collaborations with third parties. However, we may not correctly predict the amount or timing of future revenues. In addition, we may not be able to adjust our operations in a timely manner to compensate for any unexpected shortfall in our revenues or we may increase our expenses as part of implementing our long-term business plan. As a result, a significant shortfall in our planned revenues or a significant increase in our planned expenses could have an immediate and material adverse effect on our business and financial condition. In such case, we may be required to issue additional equity or debt securities or enter into other commercial arrangements, including relationships with corporate and other partners, sooner than anticipated to secure the additional financial resources to support our development efforts and future operations.

Our quarterly operating results may vary, which could negatively affect the market price of our common stock.

Because of our limited operating history and the early commercial stage of our SDC-based products in the food safety market, we have limited insight into trends that may emerge and affect our business. Forecasting future revenues is difficult, especially because our products are novel, and market acceptance of our products is reliant on our customers’ confidence, based on scientific data and actual in-plant trials, that our product can improve their food safety efforts. Because food safety is such a critical factor to our customers and potential customers, we often experience long sales cycles and our customers often require extensive evaluation and in-plant trial periods before agreeing to use our products throughout their systems. In addition, fluctuations in the buying patterns of our current or potential customers could significantly affect the level of our sales on a period to period basis. Additional factors that could cause our financial results to fluctuate unexpectedly, include: the mix of product sales, the cost of product sales, our ability to meet customer demand, delays in achieving our regulatory milestones, changes in our operating expenses, including non-cash expenses such as the fair value of stock options granted to our employees, and manufacturing or supply issues. As a result, our quarterly operating results may vary, which could negatively affect the market price of our common stock.

If we are unable to obtain the required regulatory approvals from the FDA and USDA, or if such efforts are delayed, our ability to commercialize PURE Control as a direct food contact processing aid will be harmed and our business and operating results will suffer.

We received the required FDA approvals to market PURE Control as a direct food contact processing aid for raw poultry and fresh produce in December 2015 and January 2016, respectively. No additional approval from the USDA is required for fresh produce. In July 2016, we received a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry. In January 2017, we submitted an additional FCN to the FDA to allow use of higher SDC concentrations in poultry processing, allowing the flexibility to adjust to varying plant and processing conditions. In May 2017, we received a Final Letter from the FDA for this FCN as well as a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for the higher concentrations of SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry. We have not, however, received the required approval from the USDA to utilize PURE Control in OLR poultry processing. We are continuing our on-going plant trials to optimize the application of PURE Control, including with higher concentrations of SDC, in OLR to attempt to gain USDA approval for use in that stage of poultry processing, but there is no assurance that we will obtain such approval on a timely basis, or at all. Further, even if we elect to seek regulatory approval, there is no assurance we will be successful in obtaining the required approvals from the FDA and USDA to utilize PURE Control as a direct food contact processing aid for raw meats, including beef and pork. If we are unable to obtain the required regulatory approvals from the FDA and USDA, or if such efforts are delayed, our ability to commercialize PURE Control as a direct food contact processing aid for poultry and as a direct food contact processing aid for raw meets will be restricted and our business and operating results will suffer.

A loss of one or more of our key customers could adversely affect our business.

From time to time, one or a small number of our customers may represent a significant percentage of our revenue. Our three largest customers accounted for 62% of our net product sales for the fiscal year ended July 31, 2017. Our two largest customers accounted for 33% and 19% of net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. Although we have agreements with many of our customers, these agreements typically do not prohibit customers from purchasing products and services from competitors or contain minimum purchase obligations. A decision by any of our major customers to significantly reduce the amount of product ordered or license fees paid, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

We are dependent on our core SDC technology and if our efforts to achieve or maintain market acceptance of our core SDC technology are not successful, we are unlikely to attain profitability.

We have and are currently focusing substantially all of our time and financial resources in the development and commercialization of our core SDC technology to address food safety risks across the food industry supply chain. Although our SDC technology has applications in multiple industries, we expect that sales of SDC and SDC-based products as a food safety solution will constitute a substantial portion, or all, of our revenues in future periods. We are marketing our SDC-based products to restaurant chains, food manufacturers, food processors and food transportation companies. Our SDC-based products have not yet been broadly accepted into the food safety market, and may never be broadly accepted. Any material decrease or significant delay in the overall level of sales or expected sales of, or the prices for, our SDC-based products, whether as a result of competition, delays in obtaining regulatory approvals, long sales cycles, change in customer demands or requirements, or any other factor, would have a materially adverse effect on our business, financial condition and results of operations. In addition, even if our products achieve market acceptance, we may not be able to maintain product sales or other forms of revenue over time if new products or technologies are introduced by competitors that are more favorably received than our products, are more cost-effective or otherwise render our products less attractive or obsolete.

We are subject to intense competition in the food safety market.

Our SDC-based products compete in the highly competitive food safety market. Our SDC-based product offerings (especially at higher silver ion concentration levels) are typically more expensive to produce than existing treatment chemicals, and as a result, customers may not purchase our products for cost reasons, even if we are successful in demonstrating the superior efficacy of our products. In addition, customers may determine that the other benefits offered by our products (e.g., non-toxic, non-caustic, and neutral to positive yield impact) are not sufficient to overcome the lower cost products offered by our competitors. Further, most of our competitors have been in business for a longer period of time than we have, and offer a greater number of products and services than we do and have greater financial, technical, sales and other resources than we do. Many of our competitors already have well established brands and distribution capabilities, and in some cases are able to leverage the sale of other products with more favorable terms for products competing with our own. We also have significantly fewer sales personnel than virtually all of our competitors. Furthermore, recent trends in this industry are for large food safety companies to consolidate into a smaller number of very large entities, which further concentrates financial, technical and market strength and increases competitive pressure in the industry. If we directly compete with these very large entities for the same markets and/or products, their financial strength could prevent or delay us from capturing a meaningful share the food safety market. It is also possible that developments by our competitors will make our technologies or products noncompetitive or obsolete. Our ability to compete will depend upon our ability, and the ability of our distributors and other partners, to develop brand recognition, develop the scientific and plant trial data to demonstrate the efficacy of our products, and to displace existing, established and future products in our relevant target markets. We, or our distributors and partners, may not be successful in doing so, which would have a materially adverse effect on our business, financial condition and results of operations.

We have limited sales, marketing and product distribution experience.

We have limited experience in the sales, marketing and distribution of our products in the food safety market. We began to focus on the food safety market in August 2013. We received the required FDA approvals to market PURE Control as a direct food contact processing aid for fresh produce in January 2016. We received the required USDA and FDA approvals to market PURE Control for use as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry in July 2016 and May 2017, respectively We have not, however, received the required approval from the USDA to utilize PURE Control in OLR poultry processing, and there is no assurance we will receive USDA approval, which limits our ability to market PURE Control for poultry processing. As a result, our sales and marketing experience with these products are limited, and our current sales, distribution and marketing strategies and programs may not be successful. Further, due to the recent introduction of our food safety products and the importance of food safety to our customers, the sales cycle to secure a new customer is long and unpredictable. Potential customers typically require that we complete extensive in-plant validation studies with our products. We may not be successful in demonstrating the effectiveness of PURE Control in actual in-plant use situations or satisfy the requirements of our potential customers. Moreover, we may not be successful in converting in-plant trials into customer product orders. We also have a relatively small sales and marketing organization and a limited number of distributors. We may not be able to establish the sales, marketing, and distribution capabilities necessary to build our business and generate sufficient revenues to support our operations and the implementation of our business plan.

We are dependent on a third-party, over whom we have limited control, to manufacture our SDC-based products.

In December 2013, we entered into a five-year strategic collaboration agreement with St. Louis-based Intercon Chemical Company (“ICC”) where we granted ICC the right to be the exclusive manufacture for all our SDC-based products. We do not have any manufacturing facilities ourselves and we currently rely on ICC to manufacture our SDC-based products and may in the future rely on one or more third-party manufacturers to properly manufacture our products. We may not be able to quickly replace our manufacturing capacity if ICC is unable to manufacturer our products as a result of a fire, natural disaster (including an earthquake), equipment failure or other difficulty, or if such ICC facilities are deemed not in compliance with current “good manufacturing practices,” and the noncompliance could not be rapidly rectified. ICC is our single manufacturer for our SDC-based products and may not be replaced without significant effort and delay in production. A supply interruption or an increase in demand beyond our current manufacturer’s capabilities could harm our ability to manufacturer such products until new manufacturers are identified and qualified, which would have a significant adverse effect on our business and results. Any third-party manufacturer that we find may not match our quality standards or be able to meet customer requirements.

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

All of the supply ingredients used to manufacture our SDC-based products are available from multiple suppliers. However, commodity prices for some ingredients can vary significantly and the margins that we are able to generate could decline if prices rise. For example, both silver and citric acid prices have been volatile in recent periods.

In addition to such commodities, we also rely on producers of specialized packaging inputs such as bottles and labels for finished products. Due to their specialized nature, the supply of such inputs can be periodically constrained and result in additional costs to obtain these items, which may in turn inhibit our ability to supply products to our customers.

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

The industries in which we operate are heavily regulated.

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

SDC is a platform technology rather than a single use applied technology. As such, products developed from the platform may fall under the jurisdiction of multiple U.S. and international regulatory agencies. Our disinfectant and sanitizer products are regulated in the U.S. by the EPA. In addition to the EPA, each of the 50 states in the U.S. has its own government agencies that regulate the sale or shipment of our products into their state. We have obtained registration for these products from the EPA and all states into which such products are currently marketed and sold. We are required to meet certain efficacy, toxicity and labeling requirements and pay ongoing fees in order to maintain such registrations. We may not be able to maintain these registrations in the future, which may eliminate our continued ability to market and sell our products in some or all parts of the U.S. We also may not be able to obtain necessary registrations with the EPA and applicable states for other SDC disinfectant and sanitizer products that we or our partners may develop, which would limit our ability to sell any such products in the future.

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

For example, in November 2014, we withdrew, without prejudice, our FCN for raw poultry due to receipt of a Deficiency Letter from the FDA stating that the agency has developed new data that is currently under review, which data calls into question the long established safety levels of the dietary intake of silver in the U.S. from food contact uses previously approved by the FDA. As a result, the FDA indicated that it would not approve our FCN absent new data or additional information that adequately addresses its new toxicity concerns. We also received a similar Deficiency Letter from the FDA for the FCN we submitted in October 2014 for the use of SDC to reduce Salmonella, E. coli and Listeria in the processing of produce. In January 2015, we withdrew, without prejudice, our produce FCN and postponed the filing of our FCN for the use of SDC as a processing aid for beef and pork. We resubmitted our poultry FCN in June 2015. In September 2015, we received an Acknowledgement Letter from the FDA stating that our FCN for SDC as a raw poultry processing aid is complete and setting an effective date of December 2015. Following the completion of additional testing demonstrating further reduction of silver residues to levels approaching non-detectable, and subsequent encouraging discussions held with the FDA, we resubmitted our produce FCN in September 2015. We received the required FDA approvals to market PURE Control as a direct food contact processing aid for raw poultry and fresh produce in December 2015 and January 2016, respectively. In July 2016, we received a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry. In January 2017, we submitted an additional FCN to the FDA to allow use of higher SDC concentrations in poultry processing, allowing the flexibility to adjust to varying plant and processing conditions. In May 2017, we received a Final Letter from the FDA for this FCN as well as a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for the higher concentrations of SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry. We have not, however, received the required approval from the USDA to utilize PURE Control in OLR poultry processing. We are continuing our on-going plant trials to optimize the application of PURE Control, including with higher concentrations of SDC, in OLR to attempt to gain USDA approval for use in that stage of poultry processing, but there is no assurance that we will obtain such approval on a timely basis, or at all. Further, even if we elect to seek regulatory approval, there is no assurance we will be successful in obtaining the required approvals from the FDA and USDA to utilize PURE Control as a direct food contact processing aid for raw meats, including beef and pork. If we are unable to obtain the required regulatory approvals from the FDA and USDA, or if such efforts are delayed, our ability to commercialize PURE Control as a direct food contact processing aid for poultry and as a direct food contact processing aid for raw meets will be restricted and our business and operating results will suffer.

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

We are subject to substantial regulation related to quality standards applicable to our manufacturing and quality processes, and our partners, including our third-party manufacturer, failure to comply with applicable quality standards could affect our ability to commercialize SDC products.

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

Our manufacture, use and sale of SDC-based products may subject us to lawsuits relating to the validity and infringement of patents or other proprietary rights of third parties. Litigation may be costly and time-consuming, and could divert the attention of our management and technical personnel. If we are found to have violated the trademark, trade secret, copyright, patent or other intellectual property or proprietary rights of others, such a finding could result in the need to cease use of a trademark, trade secret, copyrighted work or patented invention in our business and our obligation to pay a substantial amount for past infringement. If the rights holders are willing to permit us to continue to use their intellectual property rights, it may be necessary for us to enter into license arrangements with unfavorable terms and pay substantial amounts in royalty and other license fees. Either having to cease use or pay such fees could prevent us, or our third-party manufacturer, from manufacturing and selling our products, which could make us much less competitive in our industry and have a material adverse impact on our business, operating results and financial condition.

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

Compliance with the reporting requirements of federal securities laws can be expensive.

We are a public reporting company in the United States, and accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including the compliance obligations of the Sarbanes-Oxley Act. The costs of complying with the reporting requirements of the federal securities laws, including preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to stockholders, can be substantial.

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

Our success depends largely on the execution of our business strategy by our management team and the members of our Board of Directors. Our Board and management will be evaluating how to best execute our near-term strategy to drive customer adoption in the food industry by addressing food safety solutions across the supply chain in order to prevent or mitigate food contamination or the potential for food-borne illness with specific customer focus in foodservice providers, food processors and food manufacturers. Our directors, executive officers and key personnel could terminate their employment with us at any time without notice and without penalty. Additionally, we do not maintain key person life insurance policies on our directors, executive officers or other employees. The loss of one or more of our directors, executive officers or key employees could seriously harm our ability to execute on our business strategy, which could harm our business, results of operations, financial condition, and/or the market price of our common stock. We cannot assure you that in such an event we would be able to recruit qualified personnel able to replace these individuals in a timely manner, or at all, on terms acceptable to either us or to any qualified candidate. Even if we were able to replace any such individuals in a timely manner, if we are unable to effectively integrate new executive officers or key employees, our operations and prospects could be harmed.

Because competition for highly qualified sales and marketing and management personnel is intense, we may not be able to attract and retain the employees we need to support our potential growth.

To successfully meet our objectives, we must attract and retain highly qualified sales and marketing and management personnel with specialized skill sets focused on the industries in which we compete, or intend to compete. Competition for qualified business development and bioengineering personnel can be intense. Our ability to meet our business development objectives will depend in part on our ability to recruit, train and retain top quality people with advanced skills who understand our technology and business. In addition, it takes time for our new personnel to become productive and to learn our business. If we are unable to hire or retain qualified personnel, it will be difficult for us to sell our products or to license our technology or to achieve or maintain regulatory approvals, and we may experience a shortfall in revenue and not achieve our anticipated, or any, growth.

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

At July 31, 2017, we had federal and state tax net operating loss carry-forwards of approximately $100.3 million and $74.7 million, respectively. Utilization of these net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred, including with respect to our recent private placements, or that could occur in the future, as required by Section 382 of the Internal Revenue Code as well as similar state provisions. These ownership changes may limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since our formation, we have raised capital through the issuance of capital stock on several occasions (both before and after our initial public offering in 1996) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future based upon subsequent disposition. While we believe that we have not experienced an ownership change, the pertinent tax rules related thereto are complex and subject to varying interpretations, and thus the applicable taxing authorities may take an alternative position.

Our current federal tax loss carry-forwards begin expiring in the year ended July 31, 2019 and, unless previously utilized, will completely expire in the year ending July 31, 2037. The balance of our current federal net operating loss carry-forwards will expire between July 31, 2019 and July 31, 2037. Our state tax loss carry-forwards begin to expire in the year ending July 31, 2018, and will completely expire in the year ending July 31, 2037. If we are unable to earn sufficient profits to utilize the carry-forwards by these dates, they will no longer be available to offset future profits, if any.

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

In addition, the market price and trading volume of our common stock may be subject to wide fluctuations in the future in response to:

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

In addition, the stock market in general, the OTCQB, and the market for shares of novel technology companies in particular, have experienced extreme price and volume fluctuations that in some cases may be unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In addition, this volatility could adversely affect an investor’s ability to sell shares of our common stock, and/or the available price for such shares, at any given time.

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

On October 24, 2017, the closing price of our common stock reported on the OTCQB was $1.15 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices of our common stock, as reported on the OTCQB.

	High	Low
Year Ended July 31, 2017
First Quarter	$1.28	$0.78
Second Quarter	$1.10	$0.75
Third Quarter	$1.09	$0.83
Fourth Quarter	$1.36	$0.92

	High	Low
Year Ended July 31, 2016
First Quarter	$0.80	$0.49
Second Quarter	$1.55	$0.68
Third Quarter	$1.34	$0.93
Fourth Quarter	$1.22	$0.93

Holders

As of October 24, 2017, we had approximately 235 holders of record of our common stock. This does not include beneficial owners holding common stock in street name.

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

Overview

We are focused on developing and commercializing proprietary antimicrobial products that provide safe and cost-effective solutions to the health and environmental challenges of pathogen and hygienic control. Our technology platform is based on patented stabilized ionic silver, and our initial products contain silver dihydrogen citrate, or SDC. SDC is a broad-spectrum, non-toxic antimicrobial agent, which offers 24-hour residual protection and formulates well with other compounds. As a platform technology, we believe SDC is distinguished from existing products in the marketplace because of its superior efficacy, reduced toxicity, non-causticity, and the inability of bacteria to form a resistance to it.

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

Based on these statistics, we believe there is a significant market opportunity for our safe, non-toxic and effective SDC-based solutions. We currently offer PURE® Hard Surface as a food contact surface sanitizer and disinfectant to restaurant chains, food processors, and food transportation companies. We also offer PURE Control® as a direct food contact processing aid. We received the required FDA approvals to market PURE Control® as a direct food contact processing aid for raw poultry and fresh produce in December 2015 and January 2016, respectively. Because additional USDA approval was not required, we began marketing PURE Control as a direct food contact processing aid for fresh produce following our receipt of FDA approval in January 2016.

In July 2016, we received a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry. In January 2017, we submitted an additional FCN to the FDA to allow use of higher SDC concentrations in poultry processing, allowing the flexibility to adjust to varying plant and processing conditions. In May 2017, we received a Final Letter from the FDA for this FCN as well as a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for the higher concentrations of SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry. We are currently focused on completing in-plant validation trials for PURE Control in pre- and post OLR poultry processing applications, which represents approximately 65 to 75% of the total processing aid market for poultry processing. We are also conducting in-plant trials to optimize the application of PURE Control in OLR to attempt to gain USDA approval for use in this stage of poultry processing.

Subject to the results of our focused in-plant validation efforts for our approved produce and poultry solutions, we intend to seek approval to utilize PURE Control as a direct food contact processing aid for raw meats, including beef and pork. In addition to our direct sales efforts with PURE Hard Surface and PURE Control, we market and sell our SDC-based products indirectly through third-party distributors.

Liquidity & Going Concern Uncertainty

Our consolidated financial statements have been prepared and presented on a basis assuming we will continue as a going concern. The factors below raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of July 31, 2017, we have incurred a cumulative net loss of $109,482,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of July 31, 2017, we had $1,640,000 in cash and cash equivalents, and $426,000 of accounts payable. As of July 31, 2017, we have no long-term debt. In October 2017, we completed a tender offer to amend and exercise outstanding warrants held by the investors participating in our 2014, 2015 and 2017 private placement financings, resulting in our receipt of approximately $2.8 million in cash proceeds from the exercise of 4,756,163 outstanding warrants. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof.

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

Other Income (Expense)

We record interest income, interest expense, the change in derivative liabilities, as well as other non-operating transactions, as other income (expense) in our consolidated statements of operations.

Results of Operations – Comparison of the Years Ended July 31, 2017 and 2016

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our results of operations will be affected for the foreseeable future by several factors that may contribute to these periodic fluctuations, including fluctuations in the buying patterns of our current or potential customers for which we have no visibility, the mix of product sales including a change in the percentage of higher or lower margin formulations and packaging configurations of our products, the cost of product sales including component costs, our inability for any reason to be able to meet demand, the achievement and timing of research and development and regulatory milestones, unforeseen changes in expenses, including non-cash expenses such as the fair value of equity awards granted and the fair value change of derivative liabilities, the calculation of which includes several variable assumptions, and unforeseen manufacturing or supply issues, among other issues. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a reliable indication of our future performance. As of the date of this filing, we are not aware of any trends in these factors or events or conditions that we believe are reasonably likely to impact our results of operations in the future.

Net Product Sales

Net product sales were $1,831,000 and $1,289,000 for the years ended July 31, 2017 and 2016, respectively. The increase of $542,000 was primarily attributable to new customer sales in the food safety industry, as well as sales fluctuations within our existing legacy customer base. Our top three customers accounted for $1,127,000 of net product sales for the year ended July 31, 2017.

For the year ended July 31, 2017, two individual customers accounted for 33% and 19%, of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales occurred in the United States.

For the year ended July 31, 2016, one legacy customer accounted for 37% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales occurred in the United States.

Cost of Goods Sold

During the year ended July 31, 2017, we wrote-off $50,000 for slow moving finished goods inventory that was manufactured in prior years.

Cost of goods sold was $760,000 and $441,000 for the years ended July 31, 2017 and 2016, respectively. Cost of goods sold, excluding the inventory write-off discussed above, was $710,000 and $441,000 for the years ended July 31, 2017 and 2016, respectively. The increase of $269,000 is primarily attributable to increased net product sales.

Gross margin, as a percentage of net product sales, excluding the inventory write-off discussed above, was 61% and 66% for the years ended July 31, 2017 and 2016, respectively. The decrease in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the fiscal year ended July 31, 2016 as compared with the current year.

Selling, General and Administrative Expense

Selling, general and administrative expense was $5,230,000 and $5,076,000 for the years ended July 31, 2017 and 2016, respectively. The increase of $154,000 was primarily attributable to increased personnel and business development costs offset by decreased marketing costs and legal fees.

Research and Development Expense

Research and development expense was $779,000 and $927,000 for the years ended July 31, 2017 and 2016, respectively. The decrease of $148,000 was primarily attributable to reduced spending on research supporting our FDA approvals.

Share-Based Compensation

Share-based compensation expense was $1,070,000 and $1,902,000 for the years ended July 31, 2017 and 2016, respectively. The decrease of $832,000 is primarily due to the vesting of restricted stock units granted to employees and directors supporting our selling, general and administrative, and research and development functions during the prior fiscal year. (See Note 8).

Fair Value of Derivative Liabilities in Excess of Proceeds

The fair value of derivative liabilities in excess of proceeds was zero and $1,867,000 for the years ended July 31, 2017 and 2016, respectively. During the year ended July 31, 2016, we raised $8 million in private placement financings. In connection with the private placements, we issued warrants that contained derivative features. The expense recognized during the year ended July 31, 2016, is the result of the fair value of the warrant liabilities recorded in connection with the private placements in excess of the proceeds received (See Notes 6 and 7).

Change in Derivative Liability

Change in derivative liability for the years ended July 31, 2017 and 2016 was an increase of $277,000 and $5,481,000, respectively. The overall increase in the derivative liability is due to updates to the assumptions used in the fair value pricing model for warrants at the end of the reporting period (See Notes 5 and 6).

Interest Expense, net

Interest expense for the years ended July 31, 2017 and 2016 was $5,000 and $10,000, respectively.

Other (Expense) Income, net

Other income for the years ended July 31, 2017 and 2016 was $27,000 and $44,000, respectively.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of July 31, 2017 we have incurred a cumulative net loss of $109,482,000.

During the year ended July 31, 2017, we completed a private placement offering pursuant to which we sold 1,572,941 shares of our common stock and warrants to purchase 1,572,941 shares of our common stock. The shares were sold at a per share purchase price of $0.85 per share, resulting in $1,337,000 in aggregate gross proceeds. After deducting fees of approximately $288,000, the net proceeds to us were $1,049,000. In addition, we received $185,000 from the exercise of warrants to purchase 346,295 shares of common stock.

As of July 31, 2017, we had $1,640,000 in cash and cash equivalents compared with $5,194,000 in cash and cash equivalents as of July 31, 2016. The net decrease in cash and cash equivalents was primarily attributable to the use of cash to fund our operations. Additionally, as of July 31, 2017, we had $2,528,000 of current liabilities, including $426,000 in accounts payable, compared with $2,536,000 of current liabilities, including $479,000 in accounts payable as of July 31, 2016. The net decrease in current liabilities was primarily due to the timing of accounts payable.

Warrant Tender Offer

On October 10, 2017, we closed a tender offer to amend and exercise outstanding warrants to purchase shares of our Common Stock. Specially, we offered to (i) reduce the exercise price of the warrants to purchase 4,104,980 shares of Common Stock issued to investors participating in our private placement financing completed on August 29, 2014, as amended (the “2014 Warrants”) from $0.75 per share to $0.60 per share of Common Stock in cash, (ii) reduce the exercise price of outstanding warrants to purchase 1,986,101 shares of Common Stock issued to investors participating in our private placement financing completed on November 23, 2015 (the “2015 Warrants”) from $0.45 per share to $0.40 per share of Common Stock in cash, (iii) reduce the exercise price of the outstanding warrants to purchase 1,572,941 shares of Common Stock issued to investors participating in our private placement financing completed on January 23, 2017 (the “2017 Warrants”, together with the 2014 Warrants and 2015 Warrants, the “Original Warrants”) from $1.25 per share to $0.85 per share of Common Stock in cash, (iv) shorten the exercise period of the Original Warrants so that they expired concurrently with the expiration of the Offer to Amend and Exercise, (v) delete the cashless exercise provisions in the Original Warrants and (vi) delete the price-based anti-dilution provisions contained in the 2015 Warrants.

Additionally, we requested the holders of a majority of the shares issuable upon exercise of the 2014 Warrants (the “2014 Requisite Majority”), 2015 Warrants (the “2015 Requisite Majority”) and 2017 Warrants (the “2017 Requisite Majority”) to approve an amendment of all of the outstanding 2014 Warrants, 2015 Warrants and 2017 Warrants, respectively, to amend such Original Warrants in the same manner as set forth above. The 2015 Requisite Majority approved an amendment to all 2015 Warrants and, as a result, any 2015 Warrants expired on October 10, 2017 if not exercised by such date.

Original Warrants to purchase an aggregate of 4,756,163 shares of Common Stock were tendered and exercised in the tender offer for aggregate gross proceeds to us of approximately $2.83 million.

Additionally, we previously recorded a warrant liability on our financial statements with respect to the 2015 Warrants due to certain anti-dilution provisions contained in such warrants. Upon the exercise or expiration of the 2015 Warrants, the warrant liability existing on the Company’s consolidated financial statements has been terminated.

The following table summarizes our contractual obligations as of July 31, 2017.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$245,000	$94,000	$151,000	—	—
	$245,000	$94,000	$151,000	—	—

In addition, from time to time we have entered into employment agreements with our executives that, under certain cases, provide for the continuation of salary and certain other benefits if these executives are terminated under specified circumstances. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. As of July 31, 2017, no events have occurred resulting in the obligation of any such payments.

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

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the fiscal year ended July 31, 2016 we incurred $48,000 of expense related to the abandonment of a pending patent not associated with our core business. There were no patent impairments during the fiscal year ended July 31, 2017.

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

As required by Rule 13a-15(e) under the Exchange Act, our management conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective.

Changes in Our Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of our Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2017.

Inherent Limitations on Effectiveness of Controls

Our management, including our Principal Executive Officer and Principal Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information Regarding Our Board of Directors

Pursuant to our bylaws, the number of directors is fixed and may be increased or decreased from time to time by resolution of our Board of Directors, or the Board. The Board has fixed the number of directors at six members.

Information with respect to our directors as of October 26, 2017 is shown below.

Name	Age	Director Since	Position(s) Held
Dave J. Pfanzelter	64	2013	Chairman
Henry R. Lambert	66	2013	Director, Chief Executive Officer
Gary D. Cohee	71	2013	Director
William Otis	61	2013	Director
Tom Y. Lee, CPA	68	2014	Director
Janet Risi Field	57	2017	Director

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

Janet Risi Field was appointed to our Board on July 26, 2017. Ms. Risi currently serves as President and Chief Executive Officer of Independent Purchasing Cooperative (“IPC”), a supply chain management organization, which she founded in 1996. IPC supplies all goods and services to the international fast food company, SUBWAY®. Risi formed IPC when SUBWAY had 7,000 restaurants, and has served on the SUBWAY Strategic Planning Council to help grow the brand to over 40,000+ units worldwide. IPC now manages in excess of $5 billion annually, covering food, packaging, equipment supplies, distribution, Gift and Loyalty card sales and marketing management, and services such as technology implementation. Prior to founding IPC, Ms. Risi was a commodities buyer for Ralston Purina. Ms. Risi also serves on the board of directors for Coral Gables Trust Bank and The Florida House. Ms. Risi received a B.A in English and a minor in Business from DePauw University.

Information Regarding Our Executive Officers

Information with respect to our executive officers as of October 26, 2017 is shown below. Since Henry R. Lambert and David J. Pfanzelter also serve on the Board, their respective biographies are set forth under “Information Regarding the Board of Directors” above.

Name	Age	Position(s) Held	Position(s) Held Since
Henry R. Lambert	66	Chief Executive Officer	2013
Dave J. Pfanzelter	64	Chairman of the Board	2013
Mark Elliott	42	Vice President, Finance	2015

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

Family Relationships

There is no family relationship between any current director or executive officer, or any director or executive officer during the fiscal year ended July 31, 2017.

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

Director Independence

We are not currently listed on any national securities exchange or in an inter-dealer quotation system that has established a standard for independence. However, in evaluating the independence of our members and the composition of the committees of our Board of Directors, our Board utilizes the definition of “independence” as that term is defined by applicable listing standards of the NYSE MKT. As of the date hereof, our Board consists of six members, three of whom are considered independent as that term is defined by applicable listing standards of the NYSE MKT. Our independent directors include: Messrs. Otis and Lee and Ms. Risi. Dr. Theno, who passed away in June 2017, was considered independent while he served on the Board.

Board and Committee Attendance

During the fiscal year ended July 31, 2017, the Board of Directors met nine times and it took action by unanimous written consent four times. During the fiscal year ended July 31, 2017 our Compensation Committee met three times and our Audit Committee met four times. Each of the directors attended 100% of the meetings of the Board of Directors.

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

Board Committees

Compensation Committee. The Compensation Committee of the Board of Directors currently consists of Mr. Otis (Chair) and Ms. Risi. Ms. Risi was appointed to the Board and Compensation Committee on July 26, 2017 to replace Dr. David Theno who passed away in June 2017. The functions of the Compensation Committee include the approval of the compensation offered to our executive officers and recommending to the full Board of Directors the compensation to be offered to our directors, including our Chairman. The Board has determined that Mr. Otis and Ms. Risi are each an “independent director” under the listing standards of the NYSE MKT and had previously determined that Dr. Theno was also an “independent director” under the listing standards of the NYSE MKT. In addition, the members of the Compensation Committee (and Dr. Theno while he served on the Board and the Compensation Committee) qualify as a “non-employee director” for purposes of Rule 16b-3 under the Exchange Act and as an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee is governed by a written charter approved by the Board of Directors, a copy of which is available on our website at www.purebio.com.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth a summary of cash and non-cash compensation awarded, earned or paid for services rendered to us during the fiscal years ended July 31, 2017 and July 31, 2016 by our named executive officers, consisting of (i) each individual serving as principal executive officer during the fiscal year ended July 31, 2017 and (ii) our other two most highly compensated officers serving during the fiscal year ended July 31, 2017.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus	Option Awards($)(2)		Stock Awards ($)(3)		All Other Compensation ($)(4)	Total Compensation ($)
Henry R. Lambert	2017	$350,000	—	$438,000	(5)	$238,000	(6)	$56,000	$1,082,000
Chief Executive Officer	2016	$350,000	—	$94,000	(7)	$144,000	(8)	$54,000	$642,000
Mark S. Elliott	2017	$182,000	—	$62,000	(9)	$—		$—	$244,000
Vice President Finance	2016	$165,000	—	$51,000	(10)	$—		$—	$216,000
Dave J. Pfanzelter (11)	2017	$150,000	—	$972,000	(12)	$595,000	(13)	$—	$1,717,000
Chairman of the Board	2016	$150,000	—	$94,000	(14)	$—		$—	$244,000

(1)	Amounts reflect salary earned during the respective fiscal years.

(2)	Amounts for the years ended July 31, 2017 and 2016 reflect the grant date fair value for financial statement reporting purposes with respect to stock options granted during the respective fiscal years, calculated in accordance with authoritative guidance.

(3)	Amounts for the years ended July 31, 2017 and 2016 reflect the grant date fair value for financial statement reporting purposes with respect to stock awards granted during the respective fiscal years, calculated in accordance with authoritative guidance.

(4)	Represents amounts reimbursed to Mr. Lambert for housing expenses in San Diego, where the Company is headquartered. Mr. Lambert maintains a permanent residence in Lake Forest, Illinois and he rents a corporate apartment in San Diego. The Company reimburses Mr. Lambert on a monthly basis for the housing expense.

(5)	Represents two awards consisting of an option to purchase two hundred thousand (200,000) shares of common stock and an option to purchase four hundred thousand (400,000) shares of common stock.

(6)	Represents an award consisting of two hundred thousand (200,000) restricted stock units (“RSUs”).

(7)	Represents an award consisting of an option to purchase two hundred thousand (200,000) shares of common stock.

(8)	Represents an award consisting of two hundred thousand (200,000) restricted stock units (“RSUs”).

(9)	Represents an award consisting of an option to purchase one hundred fifty thousand (150,000) shares of common stock

(10)	Represents an award consisting of an option to purchase one hundred fifty thousand (150,000) shares of common stock

(11)	Due to his service as Chairman of the Board, the Company considers Mr. Pfanzelter an executive officer.

(12)	Represents an award consisting of an option to purchase two hundred thousand (200,000) shares of common stock and an award consisting of an option to purchase one million (1,000,000) shares of common stock.

(13)	Represents an award consisting of five hundred thousand (500,000) RSUs.

(14)	Represents an award consisting of an option to purchase two hundred thousand (200,000) shares of common stock.

Narrative to Summary Compensation Table

The compensation program established for the Company’s executive officers consisted of the following elements:

Base Salary: The base salaries of our named executive officers depend on their job responsibilities, the market rate of compensation paid by companies in our industry for similar positions, our financial position and performance, and the strength of our business. Base salaries provide a fixed means of compensation in order to attract and retain talent. The base salary of Mr. Lambert is $350,000 per year. The base salary for Mr. Elliott was $182,000 per year. Additionally, Mr. Pfanzelter receives $150,000 per year for his service as Chairman of the Board.

Performance-Based Cash Awards: As part of the Company’s executive compensation program, our executive officers are eligible to receive performance-based cash awards. The annual performance-based cash awards are based on the executive officer’s individual performance and the Company’s actual performance compared to the corporate goals approved by the Board and the Compensation Committee. Following the end of each fiscal year, the Board and the Compensation Committee is responsible for determining the bonus amount payable to an executive officer based on that executive officer’s individual performance during the fiscal year and its determination of the Company’s actual performance compared to the corporate goals established for that fiscal year. Due to the Company’s limited financial resources and performance, our named executive officers did not receive any bonuses for the years ended July 31, 2017 and 2016.

Long-Term Equity Awards: Equity ownership by our executive officers and key employees encourages them to create long-term value and aligns their interests with those of our stockholders. As a result, our executive compensation program provides for the issuance of stock options and restricted stock units (“RSUs”).

Outstanding Equity Awards at Year-End

The following table provides a summary of all equity awards held by our named executive officers that were outstanding as of July 31, 2017.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of shares or Units of stock that have not vested(#)	Market Value of shares or Units of stock that have not vested ($)(1)
Henry R. Lambert	100,000	100,000	$0.88	3/22/2022	(2)	200,000	$250,000 (3)
		400,000	$1.19	6/22/2027	(2)	200,000	$250,000 (5)
	200,000	—	$1.05	5/27/2021	(4)	—	$—
Mark S. Elliott	75,000	75,000	$0.88	3/1/2022	(6)	—	$—
	150,000	—	$1.15	5/11/2018	(7)	—	$—
	2,500	—	$18.72	5/14/2019		—	$—
	2,500	—	$28.00	5/19/2020		—	$—
	6,875	—	$6.72	7/14/2021		—	$—
	10,000	—	$0.86	1/24/2023		—	$—
Dave J. Pfanzelter	100,000	100,000	$0.88	3/22/2022	(8)	500,000	$625,000 (9)
		1,000,000	$1.19	6/22/2027	(8)	—	$—
	200,000	—	$1.05	5/27/2021	(10)	—	$—
	40,000	—	$0.73	2/6/2023		—	$—

(1)	The market value was determined by multiplying the number of shares underlying the awards by the closing price for our common stock on July 31, 2017, which was $1.25.

(2)	During the year ended July 31, 2017, we granted Mr. Lambert an award consisting of an option to purchase two hundred thousand (200,000) shares of common stock. The option has a five-year term and vests in four quarterly installments. In addition, we granted Mr. Lambert an award consisting of an option to purchase four hundred thousand (400,000) shares of common stock. The option has a ten-year term and vests 25% on December 31, 2018 with the remaining shares vesting in three equal annual installments thereafter.

(3)	During the year ended July 31, 2017, we granted Mr. Lambert an award consisting of two hundred thousand (200,000) RSUs. 25% of the RSUs vest on December 31, 2018 with the remaining shares vesting in three equal annual installments thereafter.

(4)	During the year ended July 31, 2016, we granted Mr. Lambert a five year award consisting of an option to purchase two hundred thousand (200,000) shares of common stock. 33% vested on July 31, 2016; 33% vested on October 31, 2016; and 34% vested on January 31, 2017.

(5)	During the year ended July 31, 2016, we granted Mr. Lambert an award consisting of two hundred thousand (200,000) RSUs. The RSUs vest based on performance conditions and expire on July 31, 2018. In the event of (i) a change in control of the Company, (ii) Mr. Lambert’s termination without cause or resignation for good reason or (iii) Mr. Lambert’s death or complete disability, in any event prior to July 31, 2018, 100% of the Performance-Based RSUs will vest.

(6)	During the year ended July 31, 2017, we granted Mr. Elliott an award consisting of an option to purchase one hundred fifty thousand (150,000) shares of common stock. The option has a five-year term and vests in four quarterly installments.

(7)	During the year ended July 31, 2016, we granted Mr. Elliott a two year award consisting of an option to purchase one hundred fifty thousand (150,000) shares of common stock. The options vested quarterly over a one year period.

(8)	During the year ended July 31, 2017, we granted Mr. Pfanzelter an award consisting of an option to purchase two hundred thousand (200,000) shares of common stock. The option has a five-year term and vests in four quarterly installments. In addition, we granted Mr. Pfanzelter an award consisting of an option to purchase one million (1,000,000) shares of common stock. The option has a ten-year term and vests 25% on December 31, 2018 with the remaining shares vesting in three equal annual installments thereafter.

(9)	During the year ended July 31, 2017, we granted Mr. Pfanzelter an award consisting of five hundred thousand (500,000) RSUs. 25% of the RSUs vest on December 31, 2018 with the remaining shares vesting in three equal annual installments thereafter.

(10)	During the year ended July 31, 2016, we granted Mr. Pfanzelter a five year award consisting of an option to purchase two hundred thousand (200,000) shares of common stock. The options vested in three installments: 33% on July 31, 2016; 33% on October 31, 2016; and 34% on January 31, 2017.

During the year ended July 31, 2017, 150,000 of Mr. Lambert’s RSUs vested. The value realized on vesting was $188,000. In addition, during the year ended July 31, 2017, Messrs. Lambert and Pfanzelter and Mr. Elliott had 234,000 and 225,000 option awards vest, respectively. The respective value on vesting was $27,000 and $18,000.

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

The employment agreement provides that, during the term of the agreement, Mr. Lambert is eligible for equity compensation grants to be awarded at the discretion of the Compensation Committee and the Board, and also provided for annual bonus targets equal to, as applicable, 50% of Mr. Lambert’s current annual base salary, to be awarded at the sole discretion of the Compensation Committee and the Board. Additionally, pursuant to the terms of Mr. Lambert’s employment agreement, we granted Mr. Lambert 500,000 RSUs, 200,000 of which subsequently expired by their terms. The award agreement for the 500,000 RSUs had provided Mr. Lambert with the right to require us to pay his state and federal withholding and other employment taxes upon the vesting and settlement of these RSUs in exchange for Mr. Lambert cancelling that number of shares of common stock having a value equal to the tax obligations we pay on his behalf. In December 2016, we entered into an RSU Cancellation Agreement with Mr. Lambert and our other officers and directors who received restricted stock unit awards (the “RSUs”) in October 2013 as compensation for their continued services to us over a required vesting period. Mr. Lambert in his individual capacity, voluntarily agreed to cancel his RSUs based on his determination that cancelling the RSUs would be in the best interests of the Company and our stockholders. Mr. Lambert reached this conclusion in order to conserve our available cash resources and to reduce pressure on our stock price.

In January 2017, we entered into an amendment to Mr. Lambert’s employment agreement. The employment agreement, as amended, provides for certain compensation to be paid to Mr. Lambert if his employment is terminated by the Company without Cause or terminated by the executive for Good Reason or there occurs a Change in Control of the Company. In summary, “Cause” is the commission by the executive of an act of fraud or another felony, or gross misconduct resulting in a material adverse effect on the Company; refusal by the executive to perform his or her duties under the agreement or to otherwise breach the agreement, or a violation of confidentiality, non-competition and/or non-solicitation provisions to which the Company is bound. “Good Reason” is a material reduction of the executive’s base salary or target bonus percentage; a material reduction by the Company of the executive’s authority, duties or responsibilities; a relocation of the Company’s offices that requires an increase in the executive’s one-way driving distance of more than fifty miles; or a material breach of the agreement by the Company. A “Change in Control” is the closing of the sale, transfer or other disposition of all or substantially all of the Company’s assets or the exclusive license of substantially all of the intellectual property of the Company; the consummation of a merger or consolidation of the Company with or into another entity; any person (subject to certain exemptions) becomes the beneficial owner of securities of the Company representing 40% or more of the total combined voting power of the Company; or if individuals who, as of 60 days after the effective date of the agreement are members of the Board, or are nominees of such Board members, cease to constitute at least a majority of the members of the Board.

Upon any such event, Mr. Lambert would be entitled to receive, subject to Mr. Lambert’s execution of a release of claims in the Company’s favor, (i) a payment equal to $1,000,000, (ii) a payment equal to 200% of his annual base salary then in effect, (iii) the acceleration of then outstanding equity awards and (iv) with respect to termination of employment, continuation of health benefits for six months. Additionally, the amendment to Mr. Lambert’s employment agreement provides Mr. Lambert a tax gross-up payment in the event that any payment or distribution made to Mr. Lambert in connection with his separation from the Company or upon a change of control of the Company becomes subject to an excise tax pursuant to Section 280G and Section 4999 of the Internal Revenue Code. In addition, all equity based awards would continue to be exercisable for 12 months, but in no event beyond the maximum permitted expiration date.

The employment agreement, as amended, with Mr. Lambert also provides that the Company could, in certain circumstances and in order to avoid incurring fines or penalties under applicable law (including recently enacted federal healthcare legislation), elect to pay cash payments equivalent to the value of the monthly premiums the Company would otherwise pay to provide for the continuation of health and dental insurance for Mr. Lambert and his eligible dependents following his termination without Cause or resignation for Good Reason.

On June 22, 2017, we granted Mr. Lambert (i) 200,000 RSUs for Common Stock and (ii) an option to purchase 400,000 shares of Common Stock, which were granted outside the Company’s 2007 Amended and Restated Equity Incentive Plan pursuant to an RSU Agreement and Option Agreement, respectively. The RSU Agreement and Option Agreement provide that 25% of the RSUs and Options vest on December 31, 2018, and the remainder vest in three equal annual installments thereafter and any unvested shares are subject to accelerated vesting in connection with a termination without Cause or resignation for Good Reason, upon grantee’s death or Complete Disability or upon a Change in Control (as the terms are defined in the RSU Agreement and Option Agreement as applicable). Additionally, the RSUs settle on the earlier (i) ten years from the date of grant, (ii) 60 days after the date that the grantee’s service ceases for any reason, (iii) the date of the grantee’s death or Complete Disability or (iv) a Change in Control. Additionally, the RSU Agreement and the Option Agreement provide a tax gross-up payment in the event that any payment or distribution made to Mr. Lambert in connection with his separation from the Company or upon a Change in Control becomes subject to an excise tax pursuant to Section 280G and Section 4999 of the Internal Revenue Code.

The foregoing description of the employment agreement, as amended, does not purport to be complete and is qualified in its entirety by the terms and conditions of the employment agreement filed as Exhibit 10.33 to the Annual Report on Form 10-K for the year ended July 31, 2013 filed with the SEC on October 24, 2013 and Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on January 20, 2017, which are incorporated herein by reference. The foregoing description of the RSU Agreement and Option Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of such RSU Agreement and Option Agreement filed as Exhibits 99.1 and 99.2, respectively, to the Current Report on Form 8-K filed with the SEC on June 23, 2017, which are incorporated herein by reference.

Agreements with our Chairman

On August 13, 2013, we appointed Dave J. Pfanzelter to serve as Chairman of the Board. On October 23, 2013, we entered into a Chairman Agreement with Mr. Pfanzelter (the “Chairman Agreement”). The Chairman Agreement provides that Mr. Pfanzelter is to serve as Chairman of the Board, effective as of August 13, 2013, until his earlier resignation or removal. Pursuant to the Chairman Agreement, Mr. Pfanzelter is entitled to receive $12,500 per month for his services as Chairman of the Board, payable on a quarterly basis (collectively “Chairman Compensation”). Mr. Pfanzelter is also eligible to receive annual and periodic bonuses in the discretion of the Board. Additionally, pursuant to the terms of the Chairman Agreement, we granted Mr. Pfanzelter 2,800,000 RSUs. Due to his service as Chairman, we consider Mr. Pfanzelter an executive officer of the Company. The award agreement for the 2,800,000 RSUs had provided Mr. Pfanzelter with the right to require us to pay his state and federal withholding and other employment taxes upon the vesting and settlement of these RSUs in exchange for Mr. Pfanzelter cancelling that number of shares of common stock having a value equal to the tax obligations we pay on his behalf. In December 2016, we entered into an RSU Cancellation Agreement with Mr. Pfanzelter and our other officers and directors who received restricted stock unit awards (the “RSUs”) in October 2013 as compensation for their continued services to us over a required vesting period. Mr. Pfanzelter in his individual capacity voluntarily agreed to cancel his RSUs based on his determination that cancelling the RSUs would be in the best interests of the Company and our stockholders. Mr. Pfanzelter reached this conclusion in order to conserve our available cash resources and to reduce pressure on our stock price.

In January 2017, we entered into an amendment to the Chairman Agreement. The Chairman Agreement, as amended, provides for certain compensation to be paid to Mr. Pfanzelter if he is removed by the Board without Cause or Mr. Pfanzelter resigns for Good Reason or there occurs a Change in Control of the Company. In summary, “Cause” is the commission by Mr. Pfanzelter of an act of fraud or another felony, or gross misconduct resulting in a material adverse effect on the Company; refusal by Mr. Pfanzelter to perform his duties under the Chairman Agreement or to otherwise breach the Chairman Agreement, or a material breach by Mr. Pfanzelter of Company policy or the Chairman Agreement or other agreements between the Company and Mr. Pfanzelter. “Good Reason” is a material reduction of Mr. Pfanzelter’s compensation; a material reduction by the Board of Mr. Pfanzelter’s authority, duties or responsibilities; or a material breach of the Chairman Agreement by the Company. A “Change in Control” is the closing of the sale, transfer or other disposition of all or substantially all of the Company’s assets or the exclusive license of substantially all of the intellectual property of the Company; the consummation of a merger or consolidation of the Company with or into another entity; any person (subject to certain exemptions) becomes the beneficial owner of securities of the Company representing 40% or more of the total combined voting power of the Company; or if individuals who, as of 60 days after the effective date of the agreement are members of the Board, or are nominees of such Board members, cease to constitute at least a majority of the members of the Board.

Upon any such event and subject to Mr. Pfanzelter’s execution of a release of claims in favor of the Company, Mr. Pfanzelter would be entitled to receive (i) a payment equal to $3,000,000, (ii) a payment equal to 200% of his annual chairman compensation then in effect and (iii) the acceleration of then outstanding equity awards. Additionally, the amendment to the Chairman Agreement provides Mr. Pfanzelter a tax gross-up payment in the event that any payment or distribution made to Mr. Pfanzelter in connection with his separation from the Company or upon a change of control of the Company becomes subject to an excise tax pursuant to Section 280G and Section 4999 of the Internal Revenue Code. In addition, all outstanding vested stock options held by Mr. Pfanzelter at the date of such termination would continue to be exercisable for a period of up to 90 days following such termination, but in no event beyond the maximum permitted expiration date.

On June 22, 2017, we granted Mr. Pfanzelter (i) 500,000 RSUs for Common Stock and (ii) an option to purchase 1,000,000 shares of Common Stock, which were granted outside the Company’s 2007 Amended and Restated Equity Incentive Plan pursuant to an RSU Agreement and Option Agreement respectively. The RSU Agreement and Option Agreement provide that 25% of the RSUs and Options vest on December 31, 2018, and the remainder vest in three equal annual installments thereafter and any unvested shares are subject to accelerated vesting in connection with a termination without Cause or resignation for Good Reason, upon grantee’s death or Complete Disability or upon a Change in Control (as the terms are defined in the RSU Agreement and Option Agreement as applicable). Additionally, the RSUs settle on the earlier (i) ten years from the date of grant, (ii) 60 days after the date that the grantee’s service ceases for any reason, (iii) the date of the grantee’s death or Complete Disability or (iv) a Change in Control. Additionally, the RSU Agreement and the Option Agreement provide a tax gross-up payment in the event that any payment or distribution made to Mr. Pfanzelter in connection with his separation from the Company or upon a Change in Control becomes subject to an excise tax pursuant to Section 280G and Section 4999 of the Internal Revenue Code.

The foregoing description of the Chairman Agreement, as amended does not purport to be complete and is qualified in its entirety by the terms and conditions of such Chairman Agreement filed as Exhibit 10.35 to the Annual Report on Form 10-K for the year ended July 31, 2013 filed with the SEC on October 24, 2013 and Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on January 20, 2017, which are incorporated herein by reference. The foregoing description of the RSU Agreement and Option Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of such RSU Agreement and Option Agreement filed as Exhibits 99.1 and 99.2, respectively, to the Current Report on Form 8-K filed with the SEC on June 23, 2017, which are incorporated herein by reference.

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

New non-employee directors receive an initial grant of 150,000 restricted stock units and 200,000 stock options. Currently, all non-employee director grants of restricted stock units and stock options generally vest fifty percent (50%) on the date of the next annual meeting and fifty percent (50%) on the date of the following year’s annual meeting. Additionally, in the fiscal year ended July 31, 2017, we also granted each of our directors an option to purchase 200,000 shares of Common Stock that vest in four equal quarterly installments that began vesting on April 30, 2017.

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

The following table sets forth compensation earned in the fiscal year ended July 31, 2017 by each of our non-employee directors who are not named executive officers.

	Fees Earned or	Stock	Option	All Other	Total
	Paid in Cash	Awards	Awards	Compensation	Compensation
Name	($)	($)(1)	($)(2)	($)	($)
Gary D. Cohee	$70,000	$179,000	$212,000	—	$461,000
David Theno, Jr., PhD (3)	$65,000	$—	$41,000	—	$106,000
William Otis	$67,000	$179,000	$212,000	—	$458,000
Tom Y. Lee	$64,000	$179,000	$212,000	—	$455,000
Janet Risi Field (4)	$—	$—	$—	—	$—

(1) Amounts for the year ended July 31, 2017 reflect the grant date fair value for financial statement reporting purposes with respect to stock options granted during the fiscal year, calculated in accordance with authoritative guidance.

(2) Amounts for the year ended July 31, 2017 reflect the grant date fair value for financial statement reporting purposes with respect to stock awards granted during the fiscal year, calculated in accordance with authoritative guidance.

(3) Dr. Theno passed away in June 2017.

(4) Ms. Risi was appointed to the Board on July 26, 2017 and did not receive any compensation for her service on the Board during the year ended July 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information regarding the beneficial ownership of our common stock as of October 26, 2017, or the Evaluation Date, by: (i) each of our current directors, (ii) each of our named executive officers as set forth in Item 11 of this Annual Report, (iii) all such directors and executive officers as a group and (iv) our five percent or greater stockholders. The table is based upon information supplied by our officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Applicable percentages are based on 67,931,861 shares outstanding as of the Evaluation Date, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options or warrants or settlement of restricted stock units that are either immediately exercisable or exercisable within 60 days of the Evaluation Date. These shares are deemed to be outstanding and beneficially owned by the person holding those securities for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name (1)	Number of Shares Beneficially Owned		Percent of Common Stock
David J. Pfanzelter	396,000	(2)	*
Henry R. Lambert	639,556	(3)	*
Mark S. Elliott	319,225	(4)	*
Gary D. Cohee	565,643	(5)	*
Janet Risi	14,140	(6)	*
William Otis	181,732	(7)	*
Tom Y. Lee	5,080,154	(8)	7.46%
All of our named executive officers and directors as a group (7 persons)	7,196,450	(9)	10.57%
Franchise Brands	20,799,999	(10)	29.69%

*	Indicates less than one percent of the outstanding shares of the Company’s common stock.

(1)	Unless, noted below, the address for each person listed in the table is c/o PURE Bioscience, Inc., 1725 Gillespie Way, El Cajon, California 92020.

(2)	Consists of 340,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, 56,000 shares of common stock held directly by Mr. Pfanzelter.

(3)	Consists of 300,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 339,556 shares of common stock held directly by Mr. Lambert.

(4)	Consists of 246,875 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 72,350 shares of common stock held directly by Mr. Elliott.

(5)	Consists of 150,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 415,643 shares of common stock held directly by Mr. Cohee.

(6)	Consists of 14,140 shares of common stock held directly by Ms. Risi.

(7)	Consists of 150,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 31,732 shares of common stock held directly by Mr. Otis.

(8)	Consists of 150,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 4,930,154 shares of common stock held by Mr. Lee and his spouse.

(9)	Consists of 1,336,875 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 5,859,575 shares of common stock, held by all directors and executive officers as a group.

(10)	Consists of 18,666,666 shares of common stock and warrants to purchase 2,133,333 shares of common stock which are currently exercisable, held directly by Franchise Brands. The address for Franchise Brands is 325 Sub Way, Milford, CT 06461.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Act”), requires our executive officers and directors and persons who beneficially own more than 10% of our Common Stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons.

To the Company’s knowledge, other than as described below, no person who, during the fiscal year ended July 31, 2017, was a director or officer of the Company, or beneficial owner of more than ten percent of the Company’s Common Stock (which is the only class of securities of the Company registered under Section 12 of the Act), failed to file on a timely basis reports required by Section 16 of the Act during such fiscal year.

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

On June 23, 2017 we filed a Form S-8 to register shares of Common Stock underlying equity awards granted to our directors and officers outside the 2007 Amended and Restated Equity Incentive Plan. The S-8 registered 3,150,000 shares with respect to RSUs and options, which were also granted on the same date.

The following table sets forth, as of July 31, 2017, information with respect to our equity compensation plans, and with respect to certain other options and warrants.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	3,759,843	$1.29	560,971
Equity compensation plans not approved by stockholders	2,000,000	1.19	—
Total	5,759,843	$1.25	560,971

(1)	Includes options only and does not include restricted stock units

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as described below and other than Board or employment relationships and compensation resulting from those employment relationships, no director, executive officer, 5% stockholder or immediate family member of any of the foregoing, was a party to any transaction or series of transactions since August 1, 2015 (the beginning of the year ended July 31, 2016), or is to be a party to any currently proposed transaction or series of proposed transactions, in which (i) we were or are to be a participant, (ii) the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at fiscal year-end for the fiscal years ended July 31, 2017 and 2016, which is $56,955, and (iii) any director, executive officer, or immediate family member of any of the foregoing had or will have a direct or indirect material interest.

For information with respect to the compensation paid to our executive officers and directors, see heading “Executive Compensation” of this annual report.

Equity Transactions with our Directors and Officers

Since August 1, 2015, the Company has entered into the following equity investment transactions with its directors and officers:

●	On November 23, 2015, we completed a second and final closing of a private placement financing. We raised $2.0 million in this closing. Mr. Lee, together with certain of his affiliates, purchased an aggregate of 1,049,408 shares of Common Stock for $472,000 and warrants to purchase up to 1,206,819 shares of Common Stock at an exercise price of $0.45 per share.

●	On May 20, 2016, Mr. Lee and his spouse exercised an outstanding warrant for 487,115 shares of Common Stock for an aggregate exercise price of $219,202.

●	On September 25, 2017, Mr. Lee and his spouse exercised warrants to purchase 694,703 shares of Common Stock for an aggregate exercise price of $341,881 in connection with the Company’s warrant tender offer to holders of the Company’s warrants.

●	On September 25, 2017, Bill Otis exercised warrants to purchase 9,066 shares of Common Stock for an aggregate exercise price of $5,440 in connection with the Company’s warrant tender offer to holders of the Company’s warrants.

●	On September 25, 2017, Dave Pfanzelter exercised warrants to purchase 16,000 shares of Common Stock for an aggregate exercise price of $9,600 in connection with the Company’s warrant tender offer to holders of the Company’s warrants.

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

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee are or have been an officer or employee of us. During fiscal 2017, 2016, 2015 and 2014, no member of our Compensation Committee had any relationship with us requiring disclosure under Item 404 of Regulation S-K, except as set forth above, none of our executive officers served on the Compensation Committee (or its equivalent) or board of directors of another entity any of whose executive officers served on our Compensation Committee or board of directors.

Board Composition

We are not currently listed on any national securities exchange or in an inter-dealer quotation system that has established a standard for independence. However, in evaluating the independence of our members and the composition of the committees of our Board of Directors, our Board utilizes the definition of “independence” as that term is defined by applicable listing standards of the NYSE MKT. As of the date of this annual report, our Board consists of six members, three of whom are considered independent as that term is defined by applicable listing standards of the NYSE MKT. Our independent directors include: Messrs. Otis and Lee and Ms. Risi.

Our directors are appointed annually, and hold office until their successors have been elected and qualified or until their earlier death, resignation, disqualification, or removal.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Mayer Hoffman McCann P.C. for the years ended July 31, 2017 and 2016. Mayer Hoffman McCann P.C. leases substantially all of its personnel, who work under the control of Mayer Hoffman McCann P.C. shareholders, from wholly-owned subsidiaries of CBIZ, Inc., including CBIZ MHM, LLC, in an alternative practice structure. All fees described below were approved by the Board or the Audit Committee:

	For the years ended July 31,
	2017	2016
Audit Fees (1)	$183,000	$154,000
Tax Fees (2)	$13,000	$12,000
Total Fees	$196,000	$166,000

(1)	Audit Fees include fees for services rendered for the audit and quarterly reviews of our financial statements, including our Annual Report on Form 10-K and our periodic reports, and fees incurred related to the filings of registration statements.

(2)	Tax Fees consist of amounts billed by an affiliate of our independent auditors for services in connection with the preparation of our federal and state tax returns.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	The list of financial statements filed in response to Part II, Item 8 is set forth at the end of this Annual Report.

	(2)	Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	(3)	The following exhibits are filed as part of this Annual Report pursuant to Item 601 of Regulation S-K:

	2.1	Agreement and Plan of Merger, dated as of March 24, 2011, by and between PURE Bioscience and PURE Bioscience, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on March 25, 2011)

	3.1	Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

	3.1.1	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

	3.2	Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

	3.2.1	Amendment to the Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

4.1	Wharton Capital Markets LLC Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on March 16, 2012)

4.2	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on September 13, 2012)

4.3	Morrison & Foerster LLP Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on January 31, 2013)

4.4	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC April 23, 2013)

4.5	Warrant, dated February 3, 2012, issued by PURE Bioscience, Inc. to Wharton Capital Markets LLC (incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q filed with the SEC on March 16, 2012)

4.6	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC August 27, 2014)

4.7	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the SEC on June 29, 2012)

4.8	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on July 6, 2012)

4.9	Form of Five-Year Warrant (incorporated by reference to Exhibit 4.11 of the Annual Report on Form 10-K filed with the SEC on October 28, 2015)

4.10	Form of Six-Month Warrant (incorporated by reference to Exhibit 4.12 of the Annual Report on Form 10-K filed with the SEC on October 28, 2015)

4.11	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on December 7, 2016).

4.12	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on December 7, 2016).

10.1	Amended and Restated PURE Bioscience 2007 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on February 5, 2016)

10.2 #	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.3	Letter Agreement, dated as of January 25, 2013, between PURE Bioscience, Inc., and Morrison & Foerster LLP (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 31, 2013)

10.4	Promissory Note, dated as of January 25, 2013, in favor of Morrison & Foerster LLP (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 31, 2013)

10.5	Services Agreement dated as of August 13, 2013, between PURE Bioscience, Inc. and Pillar Marketing Group, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on August 20, 2013)

10.6	Voting Support Agreement and Irrevocable Proxy dated as of August 13, 2013 between PURE Bioscience, Inc. and Michael L. Krall (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC on August 20, 2013)

10.7	Voting Support Agreement and Irrevocable Proxy dated as of August 13, 2013 between PURE Bioscience, Inc. and Donna Singer (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed with the SEC on August 20, 2013)

10.8 #	Director Agreement dated as of September 17, 2013 between PURE Bioscience, Inc. and Gary D. Cohee (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.9 #	Employment Agreement dated as of October 23, 2013 between PURE Bioscience, Inc. and Henry R. Lambert (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.10 #	Chairman Agreement dated as of October 23, 2013 between PURE Bioscience, Inc. and Dave J. Pfanzelter (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.11 #	Form of RSU Agreement between PURE Bioscience, Inc. and Non-employee directors (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.12 #	RSU Agreement dated as of October 23, 2013 between PURE Bioscience, Inc. and Henry R. Lambert (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.13 #	RSU Agreement dated as of October 23, 2013 between PURE Bioscience, Inc. and Dave J. Pfanzelter (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.14	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.15	Strategic Collaboration Agreement, dated December 11, 2013, by and between PURE Bioscience, Inc. and Intercon Chemical Company (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed with the SEC on March 13, 2014)

10.16	Amendment to Director Agreement dated as of April 24, 2014, between PURE Bioscience, Inc. and Gary D. Cohee (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014)

10.17	Securities Purchase Agreement, dated August 22, 2014 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on August 27, 2014)

10.18	Amendment to Services Agreement, dated October 2, 2014, between PURE Bioscience, Inc. and Pillar Marketing Group, Inc. (incorporated by reference to Exhibit 10.48 of the Registration Statement on Form S-1 filed with the SEC on October 10, 2014)

10.19	Securities Purchase Agreement, dated October 8, 2015, by and between the Company and the purchaser party thereto (incorporated by reference to Exhibit 10.30 of the Annual Report on Form 10-K filed with the SEC on October 28, 2015)

10.20	Registration Rights Agreement, dated October 8, 2015, by and between the Company and the purchaser party thereto (incorporated by reference to Exhibit 10.31 of the Annual Report on Form 10-K filed with the SEC on October 28, 2015)

10.21 #	Form of RSU Agreement between PURE Bioscience, Inc. and executive officers (incorporated by reference to Exhibit 10.32 of the Annual Report on Form 10-K filed with the SEC on October 28, 2015)

10.22	Securities Purchase Agreement, dated December 1, 2016, between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 7, 2016)

10.23	Registration Rights Agreement, dated December 1, 2016, by and between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on December 7, 2016)

10.24	RSU Cancellation Agreement, dated as of December 13, 2016, by and among the Company and the parties thereto (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-K filed with the SEC on December 14, 2016)

10.24	Amendment to Chairman Agreement, dated January 19, 2017, by and between the Company and Dave Pfanzelter (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on January 20, 2017)

10.25	Amendment to Executive Employment Agreement, dated January 19, 2017, by and between the Company and Hank Lambert (incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on January 20, 2017)

10.26	Amendment to Registration Rights Agreement, dated January 20, 2017, between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 24, 2017)

10.27	Chairman RSU Agreement, dated as of June 22, 2017, by and between the Company and Dave Pfanzelter (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on June 23, 2017)

10.28	Chairman Option Agreement, dated as of June 22, 2017, by and between the Company and Dave Pfanzelter (incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on June 23, 2017)

10.29	CEO RSU Agreement, dated as of June 22, 2017, by and between the Company and Hank Lambert (incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed with the SEC on June 23, 2017)

10.30	CEO Option Agreement, dated as of June 22, 2017, by and between the Company and Dave Pfanzelter (incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K filed with the SEC on June 23, 2017)

10.31	Form of Non-Employee Director RSU Agreement (Non-plan) (incorporated by reference to Exhibit 99.5 of the Current Report on Form 8-K filed with the SEC on June 23, 2017)

10.32	Form of Non-Employee Director Option Agreement (Non-plan) (incorporated by reference to Exhibit 99.6 of the Current Report on Form 8-K filed with the SEC on June 23, 2017)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K, filed with the SEC on October 13, 2009)

23.1 *	Consent of Mayer Hoffman McCann P.C.

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	The following materials from the Company’s Annual Report on Form 10-K for the annual period ended July 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as at July 31, 2017 and 2016; (ii) Consolidated Statements of Operations for the years ended July 31, 2017 and 2016; (iii) Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the years ended July 31, 2017 and 2016; and (v) Notes to Consolidated Financial Statements.

*	Filed herewith
#	Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE BIOSCIENCE, INC.	DATE

/s/ HENRY R. LAMBERT	October 26, 2017
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

NAME	TITLE	DATE

/s/ HENRY R. LAMBERT	Chief Executive Officer, Director	October 26, 2017
Henry R. Lambert	Principal Executive Officer

/s/ MARK S. ELLIOTT	Vice President, Finance	October 26, 2017
Mark S. Elliott	Principal Financial and Accounting Officer

/s/ DAVE J. PFANZELTER	Chairman of the Board	October 26, 2017
Dave J. Pfanzelter

/s/ GARY D. COHEE	Director	October 26, 2017
Gary D. Cohee

/s/ JANET RISI	Director	October 26, 2017
Janet Risi

/s/ WILLIAM OTIS	Director	October 26, 2017
William Otis

/s/ TOM Y. LEE	Director	October 26, 2017
Tom Y. Lee

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PURE Bioscience, Inc.

We have audited the accompanying consolidated balance sheets of PURE Bioscience, Inc. (“the Company”) as of July 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended July 31, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PURE Bioscience, Inc. as of July 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years in the two year period ended July 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and is dependent on additional financing to fund operations for the next twelve months. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann P.C.

San Diego, California
October 26, 2017

PURE Bioscience, Inc.

Consolidated Balance Sheets

	July 31, 2017	July 31, 2016
Assets
Current assets
Cash and cash equivalents	$1,640,000	$5,194,000
Accounts receivable	297,000	263,000
Inventories, net	273,000	350,000
Restricted cash	75,000	75,000
Prepaid expenses	174,000	260,000
Total current assets	2,459,000	6,142,000
Property, plant and equipment, net	548,000	440,000
Patents, net	822,000	980,000
Total assets	$3,829,000	$7,562,000
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$426,000	$479,000
Restructuring liability	19,000	39,000
Accrued liabilities	230,000	216,000
Derivative liabilities	1,853,000	1,802,000
Total current liabilities	2,528,000	2,536,000
Deferred rent	11,000	3,000
Total liabilities	2,539,000	2,539,000
Commitments and contingencies (See Note 4)
Stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized, 63,093,153 shares issued and outstanding at July 31, 2017, and 64,823,917 shares issued and outstanding at July 31, 2016	631,000	649,000
Additional paid-in capital	110,141,000	107,593,000
Accumulated deficit	(109,482,000)	(103,219,000)
Total stockholders’ equity	1,290,000	5,023,000
Total liabilities and stockholders’ equity	$3,829,000	$7,562,000

See accompanying notes.

PURE Bioscience, Inc.

Consolidated Statements of Operations

	Year ended
	July 31,
	2017	2016
Net product sales	$1,831,000	$1,289,000
Operating costs and expenses
Cost of goods sold	760,000	441,000
Selling, general and administrative	5,230,000	5,076,000
Research and development	779,000	927,000
Share-based compensation	1,070,000	1,902,000
Total operating costs and expenses	7,839,000	8,346,000
Loss from operations	(6,008,000)	(7,057,000)
Other income (expense)
Fair value of derivative liabilities in excess of proceeds	—	(1,867,000)
Change in derivative liabilities	(277,000)	(5,481,000)
Interest expense, net	(5,000)	(10,000)
Other income, net	27,000	44,000
Total other expense	(255,000)	(7,314,000)
Net loss	$(6,263,000)	$(14,371,000)
Basic and diluted net loss per share	$(0.10)	$(0.25)
Shares used in computing basic and diluted net loss per share	63,492,406	56,830,533

See accompanying notes.

PURE Bioscience, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance July 31, 2015	41,859,297	$420,000	$90,811,000	$(88,848,000)	$2,383,000
Issuance of common stock in private placements, net	17,777,772	177,000	(177,000)	—	—
Share-based compensation expense - stock options	—	—	358,000	—	358,000
Share-based compensation expense - restricted stock units	—	—	1,544,000	—	1,544,000
Stock issued for services	250,000	3,000	287,000	—	290,000
Warrant liability removed due to warrant exercise and cancellation	—	—	13,550,000	—	13,550,000
Issuance of common stock upon vesting of restricted stock units	2,075,000	21,000	(21,000)	—	—
Issuance of common stock upon exercise of warrants	2,861,848	28,000	1,241,000	—	1,269,000
Net loss	—	—	—	(14,371,000)	(14,371,000)
Balance July 31, 2016	64,823,917	$649,000	$107,593,000	$(103,219,000)	$5,023,000
Issuance of common stock in private placements, net	1,572,941	16,000	1,033,000	—	1,049,000
Share-based compensation expense - stock options	—	—	968,000	—	968,000
Share-based compensation expense - restricted stock units	—	—	102,000	—	102,000
Warrant liability removed due to warrant exercise	—	—	226,000	—	226,000
Issuance of common stock upon vesting of restricted stock units	150,000	1,000	(1,000)	—	—
Issuance of common stock upon exercise of warrants	346,295	3,000	182,000	—	185,000
Restricted stock unit cancellation	(3,800,000)	(38,000)	38,000	—	—
Net loss	—	—	—	(6,263,000)	(6,263,000)
Balance July 31, 2017	63,093,153	$631,000	$110,141,000	$(109,482,000)	$1,290,000

See accompanying notes.

PURE Bioscience, Inc.

Consolidated Statements of Cash Flows

	Year ended
	July 31,
	2017	2016
Operating activities
Net loss	$(6,263,000)	$(14,371,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,070,000	1,902,000
Amortization of stock issued for services	144,000	225,000
Fair value of derivative liabilities in excess of proceeds	—	1,867,000
Impairment of patents	—	48,000
Depreciation and amortization	276,000	219,000
Inventory write-off	50,000	—
Change in fair value of derivative liabilities	277,000	5,481,000
Changes in operating assets and liabilities:
Accounts receivable	(34,000)	(74,000)
Inventories	27,000	(143,000)
Prepaid expenses	(58,000)	(8,000)
Accounts payable and accrued liabilities	(59,000)	(131,000)
Deferred rent	8,000	(6,000)
Net cash used in operating activities	(4,562,000)	(4,991,000)
Investing activities
Investment in patents	(20,000)	(15,000)
Purchases of property, plant and equipment	(206,000)	(390,000)
Net cash used in investing activities	(226,000)	(405,000)
Financing activities
Net proceeds from the sale of common stock	1,049,000	8,000,000
Net proceeds from the exercise of warrants	185,000	1,269,000
Net cash provided by financing activities	1,234,000	9,269,000
Net decrease and increase in cash and cash equivalents	(3,554,000)	3,873,000
Cash and cash equivalents at beginning of year	5,194,000	1,321,000
Cash and cash equivalents at end of year	$1,640,000	$5,194,000
Supplemental disclosure of cash flow information
Cash paid for taxes	$7,000	$2,000
Noncash Investing and Financing activities
Warrant liability removed due to settlements	$226,000	$13,550,000
Restricted stock unit cancelation	$38,000	$—
Fair value of warrant liability at issuance	$—	$9,867,000
Common stock issued for prepaid services	$—	$290,000

See accompanying notes.

PURE Bioscience, Inc.

Notes to Consolidated Financial Statements

1. Organization and Business

All references to “PURE,” “we”, “our,” and “us” refer to PURE Bioscience, Inc. and our wholly owned subsidiary.

PURE Bioscience, Inc. is focused on developing and commercializing our proprietary antimicrobial products that provide solutions to the health and environmental challenges of pathogen and hygienic control. Our technology platform is based on patented stabilized ionic silver, and our initial products contain silver dihydrogen citrate, or SDC. SDC is a broad-spectrum, non-toxic antimicrobial agent that is manufactured as a liquid delivered in various concentrations. We currently distribute and contract the manufacture and distribution of our SDC-based disinfecting and sanitizing products. We also contract manufacture and sell SDC-based formulations to manufacturers for use as a raw material ingredient in the production of personal care products. We believe our technology platform has potential application in a number of industries. We intend to focus our current resources on providing food safety solutions to the food industry.

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

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of July 31, 2017, we have incurred a cumulative net loss of $109,482,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of July 31, 2017, we had $1,640,000 in cash and cash equivalents, and $426,000 of accounts payable. As of July 31, 2017, we had no long-term debt. In October 2017, we completed a tender offer to amend and exercise outstanding warrants held by the investors participating in our 2014, 2015 and 2017 private placement financings, resulting in our receipt of approximately $2.8 million in cash proceeds from the exercise of 4,756,163 outstanding warrants. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof.

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

The consolidated financial statements do not include any adjustment relating to recoverability or classification of recorded assets and classification of recorded liabilities.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities from the purchase date of three months or less.

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

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. Estimates of allowances for doubtful accounts are determined based on historical payment patterns and individual customer circumstances. The allowance for doubtful accounts was zero at July 31, 2017 and 2016.

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

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. There were no patent impairments during the year ended July 31, 2017. During the year ended July 31, 2016 we incurred $48,000 of expense related to the abandonment of a pending patent not associated with our core business.

Revenue Recognition

We sell our products to distributors and end users. We record net sales when we sell products to our customers, rather than when our customers resell products to third parties. When we sell products to our customers, we reduce the balance of our inventory with a corresponding charge to cost of goods sold. We do not currently have any consignment sales.

Terms of our product sales are generally FOB shipping point. Net sales are recognized when delivery of the products has occurred (which is generally at the time of shipment), title has passed to the customer, the selling price is fixed or determinable, collectability is reasonably assured and we have no further obligations. Any amounts received prior to satisfying these revenue recognition criteria are recorded as deferred revenue. We record sales net of discounts at the time of sale and report sales net of such discounts.

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

Shipping and Handling Costs

Shipping and handling costs incurred by us for product shipments are included in cost of goods sold and were minimal for the years ended July 31, 2017 and 2016.

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

Other Income (Expense)

We record interest income, interest expense, the change in derivative liabilities, as well as other non-operating transactions, as other income (expense) on our consolidated statements of operations.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments. For the years ended July 31, 2017 and 2016, our comprehensive loss consisted only of net loss.

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

Net Loss Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Our diluted net loss per common share is the same as our basic net loss per common share because we incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an antidilutive effect. For the years ended July 31, 2017 and 2016, the number of shares issuable upon the exercise of stock options, the vesting of restricted stock units, and the exercise of warrants, none of which are included in the computation of basic net loss per common share, was 16,098,679 and 10,619,394, respectively.

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued a two-part Accounting Standards Update (“ASU”) No. 2017-11, I. Accounting for Certain Financial Instruments With Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception (“ASU 2017-11”). ASU 2017-11 amends guidance in FASB ASC 260, Earnings Per Share, FASB ASC 480, Distinguishing Liabilities from Equity, and FASB ASC 815, Derivatives and Hedging. The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of ASU 2017-11 re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. ASU 2017-11 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are evaluating the effect that this update will have on our consolidated financial statements and related disclosures.

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, provide certain footnote disclosures. This ASU is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. We adopted ASU 2014-15 during the fiscal year ended July 31, 2017. The adoption of this guidance did not have a material impact on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017. We expect to adopt ASU 2014-09 in the first fiscal quarter of 2019. We currently do not have any material revenue contracts with customers and will review any new contracts entered into prior to the adoption of the new standard. We are evaluating the effect that this update will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which is designed to simplify several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. We adopted ASU No. 2016-09 during the fiscal year ended July 31, 2017. The adoption of this guidance did not have a material impact on the consolidated financial statements.

3. Balance Sheet Details

Inventories consist of the following:

	July 31,
	2017	2016
Raw materials	$82,000	$120,000
Finished goods	191,000	230,000
	$273,000	$350,000

During the year ended July 31, 2017, we wrote-off $50,000 for slow moving finished goods inventory manufactured in prior years. In addition, during the years ended July 31, 2017 and 2016, we received $34,000 and $46,000, respectively, from the sale of inventory which was reserved in prior fiscal years. The $34,000 and $46,000 gain is reflected in the other income (expense) section of the consolidated statements of operations.

Property, plant, and equipment consist of the following:

	July 31,
	2017	2016
Computers and equipment	$1,045,000	$840,000
Furniture and fixtures	21,000	21,000
	1,066,000	861,000
Less accumulated depreciation	(518,000)	(421,000)
	$548,000	$440,000

Depreciation expense was $98,000 and $40,000 for the years ended July 31, 2017 and 2016, respectively.

Patents consist of the following:

	July 31,
	2017	2016
Patents	$3,485,000	$3,475,000
Less accumulated amortization	(2,663,000)	(2,495,000)
	$822,000	$980,000

Patent amortization expense for the years ended July 31, 2017 and 2016 was $178,000 and $179,000, respectively. At July 31, 2017, the weighted average remaining amortization period for all patents was approximately five years. The annual patent amortization expense for the next five years is expected to be approximately $178,000 per year. There were no patent impairments during the year ended July 31, 2017. During the year ended July 31, 2016 we incurred $48,000 of expense related to the abandonment of a pending patent not associated with our core business.

4. Commitments and Contingencies

Severance Agreement

On August 13, 2013, the Company entered into a Severance and Release Agreement with Dennis Brovarone, a former Board member. Mr. Brovarone will receive $91,000, payable in 60 monthly installments of approximately $1,600, commencing December 11, 2013 for amounts previously accrued as of July 31, 2013. For the years ended July 31, 2017 and 2016, $19,000 and $39,000 remained payable under the agreement and is included in the accrued restructuring liability section of the consolidated balance sheets as of July 31, 2017 and 2016.

Operating Leases

During August 2016, we amended the lease of our primary facility in El Cajon, California under a noncancelable operating lease that now expires in December 2019. This facility includes our corporate offices, research and development laboratory, and warehouse. Rent expense, including common area maintenance, was $116,000 and $99,000 for the years ended July 31, 2017 and 2016, respectively.

Future minimum annual lease payments for our primary facility as of July 31, 2017 are as follows:

2018	$94,000
2019	$106,000
2020	$45,000
$245,000

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

The following table provides a reconciliation of the beginning and ending balances of the derivative liabilities for the years ended July 31, 2017 and 2016:

Fair Value of Significant Unobservable Inputs (Level 3)

Warrant
Liability
Balance at July 31, 2015	$4,000
Issuances	9,867,000
Settlement of warrant liability	(13,550,000)
Adjustments to estimated fair value	5,481,000
Balance at July 31, 2016	$1,802,000
Issuances	—
Settlement of warrant liability	(226,000)
Adjustments to estimated fair value	277,000
Balance at July 31, 2017	$1,853,000

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

During the fiscal year ended July 31, 2017, we received approximately $106,000 from the exercise of warrants to purchase 236,116 shares of common stock issued at the November Closing Date. The fair value on the exercise date was returned to additional paid in capital and is reflected in the settlement of warrant liability section on the table above.

During the fiscal year ended July 31, 2016, (i) all 2,820,670 of the six-month warrants issued in the second and final closing were exercised, (ii) the six-month warrants issued in the first closing expired and (iii) the five-year warrants issued in the first closing were cancelled. The fair value on the exercise date and the date of expiration and cancelation was returned to additional paid in capital and is reflected in the settlement of warrant liability section on the table above.

On the October Closing Date, the derivative liabilities were recorded at an estimated fair value of $7,008,000. Given that the fair value of the derivative liabilities exceeded the total proceeds of the private placement of $6,000,000, no net amounts were allocated to the common stock. The $1,008,000 amount by which the recorded liabilities exceeded the proceeds was charged to other expense at the October Closing Date. On the November Closing Date, the derivative liabilities were recorded at an estimated fair value of $2,859,000. Given that the fair value of the derivative liabilities issued on the November Closing Date exceeded the total proceeds of the private placement of $2,000,000, as of the November Closing Date, no net amounts were allocated to the common stock. The $859,000 amount by which the recorded liabilities exceeded the proceeds was charged to other expense at the November Closing Date.

As of July 31, 2017, we had a warrant liability of $1,853,000 related to the 1,986,101 warrants outstanding issued in connection with the November Closing Date of the 2015 Private Placement Financing. The following assumptions were used as inputs to the model at July 31, 2017: stock price of $1.25 per share and a warrant exercise price of $0.45 per share; our historical stock price volatility of 70.00%; risk free interest rate on U.S. treasury notes of 1.6%; warrant expiration of 3.3 years. In addition, as of the valuation date, management assessed the probabilities of future financings assumptions in the valuation model.

During the fourth quarter of 2012 we issued 132,420 warrants with derivative features pursuant to a Bridge Loan financing. During the year ended July 31, 2017, of the 9,709 warrants outstanding, there was a net exercise on 5,335 warrants which resulted in the issuance of 4,179 shares of our common stock. As these warrants were net exercised, as permitted under the respective warrant agreement, we did not receive any cash proceeds. The remaining 4,374 warrants issued in connection with the Bridge Loan expired during the year ended July 31, 2017. The fair value on the exercise date and the date of expiration was returned to additional paid in capital and is reflected in the settlement of warrant liability section on the table above.

As of July 31, 2017 and 2016, the total value of the derivative liabilities was $1,853,000 and $1,802,000, respectively. The change in fair value of the warrant liability for the year ended July 31, 2017 and 2016, was an increase of $277,000 and $5,481,000, respectively, which was recorded as a change in derivative liability in the consolidated statements of operations. We have revalued the derivative liabilities as of July 31, 2017, and will continue to do so on each subsequent balance sheet date until the securities to which the derivative liabilities relate are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense.

Please see Note 12. Subsequent Events for a discussion of our tender offer to amend and exercise the outstanding warrants held by the investors participating in our 2014, 2015 and 2017 private placement financings.

7. Stockholders’ Equity

Preferred Stock

As of July 31, 2017, the Company’s Board of Directors is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.01 per share, in one or more series. As of July 31, 2017 and 2016, there were no shares of preferred stock issued and outstanding.

Common Stock

As of July 31, 2017, 100,000,000 shares of common stock with a par value of $0.01 per share are authorized for issuance.

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

The net proceeds from the Private Placement Offering were approximately $1,049,000 and we are using the net proceeds for general corporate purposes, including our research and development efforts, and for general administrative expenses and working capital.

We also entered into a registration rights agreement with the Investors (the “Registration Rights Agreement”), pursuant to which we were obligated to file with the Securities and Exchange Commission (the “SEC”) as soon as practicable, but in any event, by February 6, 2017, on Form S-1 to register 1,572,941 shares of common stock issued to the selling security holders in the Private Placement Offering and up to 1,572,941 shares of our common stock issuable upon the exercise of warrants issued to the selling security holders in the Private Placement Offering. We were obligated to use our commercially reasonable best efforts to cause the registration statement to be declared effective by the SEC within 45 days after the filing of the registration statement (or within 75 days if this registration statement is subject to a full review by the SEC). Additionally, the Registration Rights Agreement provides for certain monetary penalties if the registration statement is not filed or declared effective prior to certain dates, or it is not maintained effective, as set forth in the Registration Rights Agreement.

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

In the October closing of the 2015 Private Placement Financing we issued 13,333,333 shares of common stock for aggregate gross proceeds to us of $6.0 million. In addition, we issued a warrant to purchase up to an aggregate of 6,666,666 shares of common stock with a term of five years and a warrant to purchase up to an aggregate of 8,666,666 shares of common stock with a term of six months. We did not engage a placement agent or investment banker to facilitate the Private Placement Financing (See Note 6).

In the November closing of the 2015 Private Placement Financing we issued 4,444,439 shares of common stock for aggregate gross proceeds to us of $2.0 million. In addition, we issued a warrant to purchase up to an aggregate of 2,222,217 shares of common stock with a term of five years and a warrant to purchase up to an aggregate of 2,820,670 shares of common stock with a term of six months. We did not engage a placement agent or investment banker to facilitate the Private Placement Financing (See Note 6).

We offered the securities in the 2015 Private Placement Financing to the Company’s existing investors who previously purchased securities in our private placement financings in August and September of 2014 (the “Prior Financings”). Tom Lee, a member of our board of directors and a participant in the Prior Financings, together with certain of his affiliates, invested approximately $472,000 in the final closing of the 2015 Private Placement Financing on the same terms offered to the other Investors.

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

Other Activity

During the fiscal year ended July 31, 2016, we entered into a two-year service agreement for general financial advisory services. In accordance with the agreement we issued 250,000 shares of common stock, with a value of $290,000. The value was capitalized to prepaid expense and is being amortized over the term of the agreement. For the years ended July 31, 2017 and 2016, we recognized $144,000 and $43,000, respectively, of expense related to these services. In addition, during the year ended July 31, 2016, we recognized $182,000 of expense for services rendered associated with stock issued in prior years.

Warrants

During the fiscal year ended July 31, 2017, we received approximately $185,000 from the exercise of warrants to purchase 342,116 shares of common stock. 236,116 of the warrants exercised contained derivative features, while 106,000 of the warrants exercised were considered equity instruments. In addition, there was a net exercise on 5,335 warrants which resulted in the issuance of 4,179 shares of our common stock (See Note 6).

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

A summary of our warrant activity and related data is as follows:

Shares
Outstanding at July 31, 2015	5,035,156
Issued	20,376,219
Exercised	(2,898,670)
Expired	(15,456,279)
Outstanding at July 31, 2016	7,056,426
Issued	1,724,235
Exercised	(347,451)
Expired/Cancelled	(129,374)
Outstanding at July 31, 2017	8,303,836

The following table summarizes information related to warrants outstanding at July 31, 2017:

Expiration	Exercise
Date	Price	Shares
09/17/17	$1.38	113,520
01/24/18	$0.83	375,000
08/29/19	$0.75	4,104,980
11/23/20	$0.45	1,986,101
12/01/21	$1.25	1,176,472
12/01/21	$1.28	117,647
01/23/22	$1.25	396,469
01/23/22	$1.28	33,647
		8,303,836

Restricted Stock Units

During the fiscal years ended July 31, 2017 and 2016, we issued 150,000 and 2,075,000 shares of common stock to employees and directors for restricted stock units that vested, based on service conditions, respectively (See Note 8).

8. Share-Based Compensation

Restricted Stock Units

During the fiscal year ended July 31, 2017, the Compensation Committee of the Board of Directors authorized the issuance of 1,150,000 Restricted Stock Units (“RSUs”) to our officers and directors. Each RSU represents the right to receive one share of common stock, issuable at the time the RSU subsequently settles, as set forth in the Restricted Stock Unit Agreement. The breakdown is as follows:

●	Henry R. Lambert RSU Award: We granted Mr. Lambert an award consisting of two hundred thousand (200,000) RSUs. 25% of the RSUs vest on December 31, 2018 with the remaining shares vesting in three equal annual installments thereafter.

●	Chairman RSU Award: We granted Mr. Pfanzelter an award consisting of five hundred thousand (500,000) RSUs. 25% of the RSUs vest on December 31, 2018 with the remaining shares vesting in three equal annual installments thereafter.

●	Director RSU Awards: We granted Messrs. Cohee, Lee, and Otis, awards consisting of one hundred fifty thousand (150,000) RSUs, respectively. 50% of the RSUs will vest on the earlier of the date of our annual meeting of stockholders held in 2018 or January 15, 2018 and 50% of the RSUs will vest on the earlier of the date of our annual meeting of stockholders held in 2019 or January 15, 2019.

A summary of our restricted stock unit activity and related data is as follows:

Shares
Outstanding at July 31, 2015	3,210,000
Granted	1,272,500
Vested	(2,075,000)
Forfeited	(1,122,500)
Outstanding at July 31, 2016	1,285,000
Granted	1,150,000
Vested	(150,000)
Forfeited	(250,000)
Outstanding at July 31, 2017	2,035,000

During the fiscal year ended July 31, 2017, 150,000 RSUs vested based on service conditions that were satisfied during the period, resulting in the issuance of 150,000 shares of common stock. Of the 2,035,000 RSUs outstanding, we currently expect 1,150,000 to vest. As of July 31, 2017, there was $1,302,000 of unrecognized non-cash compensation cost related to RSUs we expect to vest, which will be recognized over a weighted average period of 3.32 years.

During the fiscal year ended July 31, 2016, 2,075,000 RSUs vested based on service conditions that were satisfied during the period, resulting in the issuance of 2,075,000 shares of common stock. In addition, we granted 1,272,500 RSUs that vest based on service and performance conditions. During the year ended July 31, 2017 and 2016, no RSUs granted in prior years vested based on performance conditions.

For the years ended July 31, 2017 and 2016, share-based compensation expense for RSUs was $102,000 and $1,544,000, respectively.

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

During the fiscal year ended July 31, 2017, $87,000 of pre-vest expense was reversed as a result of the RSU cancelation.

Stock Option Plans

In February 2016, we amended and restated our 2007 Equity Incentive Plan, or the Plan, to, among other changes, increase the number of shares of common stock issuable under the Plan by 4,000,000 shares and extend the term of the Plan until February 4, 2026. The Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee or the Board of Directors. Our 2007 Equity Incentive Plan is the only active plan pursuant to which options to acquire common stock or restricted stock awards can be granted and are currently outstanding. As of July 31, 2017, there were approximately 561,000 shares available for issuance under the Plan.

During the fiscal year ended July 31, 2017, the Compensation Committee of the Board of Directors authorized the issuance of 2,950,000 stock options to our officers and directors. Each option represents the right to receive one share of common stock, issuable at the time the option vests, as set forth in the option agreement. The breakdown is as follows:

●	Henry R. Lambert Option Awards: We granted Mr. Lambert an award consisting of an option to purchase two hundred thousand (200,000) shares of common stock. The option has a five-year term and vests in four quarterly installments. In addition, we granted Mr. Lambert an award consisting of an option to purchase four hundred thousand (400,000) shares of common stock. The option has a ten-year term and vests 25% on December 31, 2018 with the remaining shares vesting in three equal annual installments thereafter.

●	Mark S. Elliott Option Award: We granted Mr. Elliott an award consisting of an option to purchase one hundred fifty thousand (150,000) shares of common stock. The option has a five-year term and vests in four quarterly installments.

●	Chairman Option Awards: We granted Mr. Pfanzelter an award consisting of an option to purchase two hundred thousand (200,000) shares of common stock. The option has a five-year term and vests in four quarterly installments. In addition, we granted Mr. Pfanzelter an award consisting of an option to purchase one million (1,000,000) shares of common stock. The option has a ten-year term and vests 25% on December 31, 2018 with the remaining shares vesting in three equal annual installments thereafter.

●	Director Option Awards: We granted Messrs. Cohee, Lee, Otis and Dr. Theno, awards consisting of an option to purchase one hundred thousand (100,000) shares of common stock, respectively. The option has a five-year term and vests quarterly in four installments. In addition, we granted Messrs. Cohee, Lee and Otis awards consisting of an option to purchase two hundred thousand (200,000) shares of common stock, respectively. The option has a ten-year term with 50% vesting on the earlier of the date of our annual meeting of stockholders held in 2018 or January 15, 2018 and 50% vesting on the earlier of the date of our annual meeting of stockholders held in 2019 or January 15, 2019.

During the fiscal year ended July 31, 2016, the Compensation Committee of the Board of Directors authorized the issuance of 950,000 stock options to our officers and directors. Each option represents the right to receive one share of common stock, issuable at the time the option vests, as set forth in the option agreement. The breakdown is as follows:

●	We granted Mr. Lambert a five year award consisting of an option to purchase two hundred thousand (200,000) shares of common stock.

●	Mark S. Elliott Option Award: We granted Mr. Elliott a two year award consisting of an option to purchase one hundred fifty thousand (150,000) shares of common stock. The option shares vest quarterly over a one year period.

●	Chairman Option Award: We granted Mr. Pfanzelter a five year award consisting of an option to purchase two hundred thousand (200,000) shares of common stock.

●	Director Option Awards: We granted Messrs. Cohee, Lee, Otis and Dr. Theno, five year awards consisting of an option to purchase one hundred thousand (100,000) shares of common stock, respectively.

The option awards granted to Messrs. Lambert, Pfanzelter, Cohee, Lee, Otis and Dr. Theno vested in three installments: 33% on July 31, 2016; 33% on October 31, 2016; and 34% on January 31, 2017.

During the years ended July 31, 2017 and 2016, none of the options granted to our officers and directors were granted pursuant to any compensatory, bonus, or similar plan maintained or otherwise sponsored by the Company.

During the year ended July 31, 2017, we issued 600,000 options to purchase common stock to employees supporting our selling, general and administrative, and research and development functions and 85,000 options to purchase common stock to third-party consultants for business development and investor relations services. In addition, we issued 100,000 options to purchase common stock to a member of our scientific advisory board. All options granted to employees, consultants and advisory board members have a five-year term and vest in four quarterly installments.

During the year ended July 31, 2016, we issued 850,000 options to purchase common stock to employees supporting our selling, general and administrative, and research and development functions. The vesting terms of the options varied from 100% on grant date to quarterly over a one year period. In addition, during the year ended July 31, 2016, we issued 50,000 options to purchase common stock to third-party consultants for business development services. 12,500 option shares vested during the year ended July 31, 2016. The remaining options vest only if sales milestones are achieved. We currently do not expect the remaining options issued under the agreements to vest.

A summary of our stock option activity for the fiscal years ended July 31, 2017 and 2016 is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 31, 2015	434,218	$4.07	$—
Granted	1,850,000	$1.07
Exercised	—	$—
Cancelled	(6,250)	$2.20
Outstanding at July 31, 2016	2,277,968	$1.60	$46,000
Granted	3,735,000	$1.05
Exercised	—	$—
Cancelled	(253,125)	$1.42
Outstanding at July 31, 2017	5,759,843	$1.25	$1,120,000

The weighted-average remaining contractual term of options outstanding at July 31, 2017 was 5.66 years.

At July 31, 2017, options to purchase 2,729,843 shares of common stock were exercisable. These options had a weighted-average exercise price of $1.43, an aggregate intrinsic value of $654,000, and a weighted average remaining contractual term of 3.21 years. The weighted average grant date fair value for options granted during the years ended July 31, 2017 and 2016, was $0.67 and $0.47, respectively. The total unrecognized compensation cost related to unvested stock option grants as of July 31, 2017 was approximately $1,892,000 and the weighted average period over which these grants are expected to vest is 3.05 years.

For the fiscal year ended July 31, 2017 and 2016, share-based compensation expense for stock options was $968,000 and $358,000 respectively.

We use the Black-Scholes valuation model to calculate the fair value of stock options. Share-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	For the years ended July 31,
	2017		2016
Volatility	81.00%		82.12%
Risk-free interest rate	1.70%		0.83%
Dividend yield	0.0%		0.0%
Expected life	4.66	years	2.13	years

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

During the years ended July 31, 2017 and 2016, our net product sales to ICC was $33,000 and $34,000, respectively. As of July 31, 2017, $75,000 was payable to ICC for the production of SDC based products and $6,000 of accounts receivable was due to the Company. As of July 31, 2016, $118,000 was payable to ICC for the production of SDC based products and $24,000 of accounts receivable was due to the Company.

The president of ICC is a shareholder of the Company.

10. Sales Concentration

Net product sales were $1,831,000 and $1,289,000 for the years ended July 31, 2017 and 2016, respectively. For the year ended July 31, 2017, two individual customers accounted for 33% and 19%, of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales for the year ended July 31, 2017 was as follows: 100% U.S. For the year ended July 31, 2016, one customer accounted for 37% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales for the year ended July 31, 2016 was as follows: 100% U.S.

11. Income Taxes

We file federal and state consolidated tax returns with our subsidiaries. Our income tax provision for the year ended July 31, 2017 and 2016 was $1,600; the minimum state franchise taxes we pay regardless of income or loss.

At July 31, 2017, we had federal and state tax net operating loss carry-forwards of approximately $100.3 million and $74.7 million, respectively. Included in these net operating loss carry-forwards is $18.6 million related to a deduction for income tax purposes for which the Company has not realized a tax benefit. In future periods an adjustment would be recorded to Additional Paid in Capital at the time that these net operating losses may be utilized and reduce income tax. At July 31, 2016, we had federal and state tax net operating loss carry-forwards of approximately $95.4 million and $79.0 million, respectively. Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code as well as similar state provisions. These ownership changes may limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since our formation, we have raised capital through the issuance of capital stock on several occasions (both before and after our initial public offering in 1996) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition. While we do not believe that we have experienced an ownership change, the pertinent tax rules related thereto are complex and subject to varying interpretations, and thus complete assurance cannot be provided that the taxing authorities would not take an alternative position.

Our current federal tax loss carry-forwards begin expiring in the year ended July 31, 2019 and, unless previously utilized, will completely expire in the year ending July 31, 2037. Our state tax loss carry-forwards begin to expire in the year ending July 31, 2018, and will completely expire in the year ending July 31, 2037.

Significant components of our deferred tax assets are as follows:

	July 31,
	2017	2016
Net operating loss carry-forward	$30,970,000	$30,160,000
Stock options and warrants	3,250,000	3,250,000
Other temporary differences	(140,000)	(140,000)
Total deferred tax assets	34,080,000	33,270,000
Valuation allowance for deferred tax assets	(34,080,000)	(33,270,000)
Net deferred tax assets	$—	$—

Realization of our deferred tax assets, which relate to operating loss carry-forwards and timing differences, is dependent on future earnings, among other factors. The timing and amount of future earnings are uncertain and therefore a valuation allowance has been established. The increase in the valuation allowance on the deferred tax asset during the years ended July 31, 2017 and 2016 was $810,000 and $2,423,000, respectively.

A reconciliation of income taxes computed using the statutory income tax rate, compared to the effective tax rate, is as follows:

	2017	2016
Federal tax benefit at the expected statutory rate	34.0%	34.0%
State income tax, net of federal tax benefit	0.8	1.9
Expired net operating loss carryforwards	(6.6)	(1.5)
Other	(7.7)	—
Change in state tax rates	(4.2)	—
Permanent items	(3.3)	(17.9)
Valuation allowance	(13.0)	(16.5)
Income tax benefit - effective rate	0.0%	0.0%

Following authoritative guidance, we recognize the tax benefit from a tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense; however we have had no accrued interest or penalties at either July 31, 2017 or July 31, 2016. We are subject to income taxes in the United States and in various states, and our historical tax years remain subject to future examination by the U.S. and state tax authorities. During the years ended July 31, 2017 and 2016, we did not record any activity related to our unrecognized tax benefits.

The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities in major jurisdictions for tax years prior to 2012. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the carryforwards. The Company is not currently under examination by the IRS or state taxing authorities.

12. Subsequent Events

On October 10, 2017, we closed a tender offer to amend and exercise outstanding warrants to purchase shares of our Common Stock. Specially, we filed a Schedule TO with the Securities and Exchange Commission (the “SEC”) on August 25, 2017 offering to (i) reduce the exercise price of the warrants to purchase 4,104,980 shares of Common Stock issued to investors participating in our private placement financing completed on August 29, 2014, as amended (the “2014 Warrants”) from $0.75 per share to $0.60 per share of Common Stock in cash, (ii) reduce the exercise price of outstanding warrants to purchase 1,986,101 shares of Common Stock issued to investors participating in our private placement financing completed on November 23, 2015 (the “2015 Warrants”) from $0.45 per share to $0.40 per share of Common Stock in cash, (iii) reduce the exercise price of the outstanding warrants to purchase 1,572,941 shares of Common Stock issued to investors participating in our private placement financing completed on January 23, 2017 (the “2017 Warrants”, together with the 2014 Warrants and 2015 Warrants, the “Original Warrants”) from $1.25 per share to $0.85 per share of Common Stock in cash, (iv) shorten the exercise period of the Original Warrants so that they expired concurrently with the expiration of the Offer to Amend and Exercise at 5:00 p.m. (Pacific Time) on September 25, 2017 (“Expiration Date”) unless extended until the Subsequent Expiration Date (as defined below), (v) delete the cashless exercise provisions in the Original Warrants and (vi) delete the price-based anti-dilution provisions contained in the 2015 Warrants.

Additionally, we requested the holders of a majority of the shares issuable upon exercise of the 2014 Warrants (the “2014 Requisite Majority”), 2015 Warrants (the “2015 Requisite Majority”) and 2017 Warrants (the “2017 Requisite Majority”) to approve an amendment of all of the outstanding 2014 Warrants, 2015 Warrants and 2017 Warrants, respectively, to amend such Original Warrants in the same manner as set forth above (the “Aggregate Warrant Amendment”), except the Expiration Date would be extended until October 10, 2017 (the “Subsequent Expiration Date”) if such Aggregate Warrant Amendment was approved with respect to such class of Original Warrants. The 2015 Requisite Majority approved an amendment of all of the outstanding 2015 Warrants and holders of 2015 Warrants had until the Subsequent Expiration Date to exercise their 2015 Warrants (the “Subsequent Offer Period”).

The Offer to Amend and Exercise with respect to the 2014 Warrants and 2017 Warrants expired on the Expiration Date of September 25, 2017. As of September 25, 2017, 1,491,649 shares of Common Stock were issued upon exercise of 2014 Warrants, 1,599,135 shares of Common Stock were issued upon exercise of 2015 Warrants and 1,396,470 shares of Common Stock were issued upon exercise of 2017 Warrants, for aggregate gross proceeds to us of approximately $2.72 million. During the Subsequent Offer Period, 2015 Warrants to purchase 268,909 shares of Common Stock were exercised for aggregate gross proceeds to us of approximately $107,000. 2014 Warrants to purchase 2,533,331 shares of Common Stock and 2017 Warrants to purchase 176,471 shares of Common Stock at exercise prices of $0.75 per share and $1.25 per share, respectively, continue to remain outstanding. 2015 Warrants that were not exercised by the Subsequent Expiration Date expired unexercised on such date.

Original Warrants (including 2015 Warrants exercised during the Subsequent Offer Period) to purchase an aggregate of 4,756,163 shares of Common Stock were tendered and exercised in the Offer to Amend and Exercise for aggregate gross proceeds to us of approximately $2.83 million. Garden State Securities Inc. assisted the Company as warrant solicitation agents with respect to the 2017 Warrants.

Additionally, we previously recorded a warrant liability on our financial statements with respect to the 2015 Warrants due to certain anti-dilution provisions contained in such warrants. Upon the exercise and expiration of the 2015 Warrants, the warrant liability existing on the Company’s consolidated financial statements has been terminated.

