Form 10-Q
period 2017-10-31
PURE BIOSCIENCE, INC.
filed 2017-12-14
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2017

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

As of December 12, 2017, there were 67,981,861 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PURE Bioscience, Inc.

Form 10-Q

for the Quarterly Period Ended October 31, 2017

Part I - Financial Information

Item 1. Financial Statements

PURE Bioscience, Inc.

Condensed Consolidated Balance Sheets

	October 31, 2017	July 31, 2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,229,000	$1,640,000
Accounts receivable	143,000	297,000
Inventories, net	274,000	273,000
Restricted cash	75,000	75,000
Prepaid expenses	175,000	174,000
Total current assets	3,896,000	2,459,000
Property, plant and equipment, net	530,000	548,000
Patents, net	781,000	822,000
Total assets	$5,207,000	$3,829,000
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$425,000	$426,000
Accrued liabilities	212,000	249,000
Derivative liabilities	—	1,853,000
Total current liabilities	637,000	2,528,000
Deferred rent	10,000	11,000
Total liabilities	647,000	2,539,000
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized, no shares issued and outstanding
Common stock, $0.01 par value: 100,000,000 shares authorized, 67,981,861 shares issued and outstanding at October 31, 2017, and 63,093,153 shares issued and outstanding at July 31, 2017	680,000	631,000
Additional paid-in capital	115,701,000	110,141,000
Accumulated deficit	(111,821,000)	(109,482,000)
Total stockholders’ equity	4,560,000	1,290,000
Total liabilities and stockholders’ equity	$5,207,000	$3,829,000

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended
	October 31,
	2017	2016
Net product sales	$464,000	$531,000
Operating costs and expenses
Cost of goods sold	146,000	265,000
Selling, general and administrative	1,445,000	1,337,000
Research and development	144,000	248,000
Share-based compensation	656,000	278,000
Total operating costs and expenses	2,391,000	2,128,000
Loss from operations	(1,927,000)	(1,597,000)
Other income (expense)
Change in derivative liabilities	459,000	(159,000)
Inducement to exercise warrants	(876,000)	—
Interest expense, net	(1,000)	(1,000)
Other income, net	6,000	14,000
Total other expense	(412,000)	(146,000)
Net loss	$(2,339,000)	$(1,743,000)
Basic and diluted net loss per share	$(0.04)	$(0.03)
Shares used in computing basic and diluted net loss per share	64,964,404	64,823,917

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	October 31,
	2017	2016
Operating activities
Net loss	$(2,339,000)	$(1,743,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	656,000	278,000
Amortization of stock issued for services	39,000	36,000
Depreciation and amortization	71,000	65,000
Change in fair value of derivative liability	(459,000)	159,000
Inducement to exercise warrants	876,000	—
Changes in operating assets and liabilities:
Accounts receivable	154,000	117,000
Inventories	(1,000)	2,000
Prepaid expenses	11,000	(108,000)
Accounts payable and accrued liabilities	(38,000)	147,000
Deferred rent	(1,000)	—
Net cash used in operating activities	(1,031,000)	(1,047,000)
Investing activities
Investment in patents	(3,000)	(7,000)
Purchases of property, plant and equipment	(9,000)	(76,000)
Net cash used in investing activities	(12,000)	(83,000)
Financing activities
Net proceeds from the exercise of warrants	2,632,000	—
Net cash provided by financing activities	2,632,000	—
Net (decrease) increase in cash and cash equivalents	1,589,000	(1,130,000)
Cash and cash equivalents at beginning of period	1,640,000	5,194,000
Cash and cash equivalents at end of period	$3,229,000	$4,064,000
Supplemental disclosure of cash flow information
Cash paid for taxes	$—	$2,000
Warrant liabilities removed due to settlements	$1,394,000	$—
Common stock issued for prepaid services	$51,000	$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information pursuant to the instructions to Form 10-Q and Article 10/Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended October 31, 2017 are not necessarily indicative of the results that may be expected for other quarters or the year ending July 31, 2018. The July 31, 2017 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in our Annual Report on Form 10-K. For more complete information, these unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended July 31, 2017 included in our Annual Report on Form 10-K covering such period filed with the Securities and Exchange Commission, or SEC, on October 26, 2017.

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

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of October 31, 2017, we have incurred a cumulative net loss of $111,821,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of October 31, 2017, we had $3,229,000 in cash and cash equivalents, and $425,000 of accounts payable. As of October 31, 2017, we have no long-term debt. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof.

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

The condensed consolidated financial statements do not include any adjustment relating to recoverability or classification of recorded assets and classification of recorded liabilities.

3. Net Loss Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Our diluted net loss per common share is the same as our basic net loss per common share because we incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an anti-dilutive effect. As of October 31, 2017 and 2016, the number of shares issuable upon the exercise of stock options, the vesting of restricted stock units, and the exercise of warrants, none of which are included in the computation of basic net loss per common share, was 11,680,939 and 10,719,394, respectively.

4. Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments. For the three months ended October 31, 2017 and 2016, our comprehensive loss consisted only of net loss.

5. Inventory

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Inventories consist of the following:

	October 31, 2017	July 31, 2017
Raw materials	$80,000	$82,000
Finished goods	194,000	191,000
	$274,000	$273,000

6. Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the three months ended October 31, 2017, no impairment of long-lived assets was indicated or recorded.

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

In connection with the October and November 2015 Private Placements, we issued warrants with derivative features. These instruments were accounted for as derivative liabilities (See Note 8 to these condensed consolidated financial statements).

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

The following table provides a reconciliation of the beginning and ending balances of the derivative liabilities for the three months ended October 31, 2017:

Fair Value of Significant Unobservable Inputs (Level 3)

Warrant
Liabilities
Balance at July 31, 2017	$1,853,000
Issuances	—
Settlement of warrant liabilities	(1,394,000)
Adjustments to estimated fair value	(459,000)
Balance at October 31, 2017	$—

8. Derivative Liabilities

On October 23, 2015, we completed a first closing of a private placement financing (the “2015 Private Placement Financing”), where we issued, among other securities, a warrant to purchase up to an aggregate of 6,666,666 shares of common stock with a term of five years and a warrant to purchase up to an aggregate of 8,666,666 shares of common stock with a term of six months.

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

On September 25, 2017, we completed the first closing of a tender offer to amend and exercise outstanding warrants to purchase shares of our common stock. As a result, 1,599,135 warrants issued in connection with the 2015 Private Placement Financing were exercised. In addition, there was a net exercise on 118,057 warrants which resulted in the issuance of 63,811 shares of our common stock. The net exercised warrants were issued in connection with the 2015 Private Placement Financing. The change in fair value of the warrant liabilities on September 25, 2017 was recorded as a change in derivative liabilities in the condensed consolidated statements of operations. The fair value on the exercise date was returned to additional paid in capital and is reflected in the settlement of warrant liability section on the table in Note 8. The following assumptions were used as inputs to the fair value model at September 25, 2017: stock price of $1.00 per share and a warrant exercise price of $0.45 per share as of the valuation date; our historical stock price volatility of 70.00%; risk free interest rate on U.S. treasury notes of 1.6%; warrant expiration of 3.2 years (See Note 10 to these condensed consolidated financial statements).

On October 10, 2017, we completed a second and final closing of a tender offer to amend and exercise outstanding warrants to purchase shares of our common stock. As a result, 268,909 warrants issued in connection with the 2015 Private Placement Financing were exercised. The change in fair value of the warrant liabilities on October 10, 2017 was recorded as a change in derivative liabilities in the condensed consolidated statements of operations. The fair value on the exercise date was returned to additional paid in capital and is reflected in the settlement of warrant liability section on the table in Note 8. The following assumptions were used as inputs to the fair value model at October 10, 2017: stock price of $1.03 per share and a warrant exercise price of $0.45 per share as of the valuation date; our historical stock price volatility of 70.00%; risk free interest rate on U.S. treasury notes of 1.6%; warrant expiration of 3.1 years (See Note 10 to these condensed consolidated financial statements).

During the three months ended October 31, 2017, all warrants containing derivative features issued in connection with the 2015 Private Placement Financing were exercised.

As of October 31, 2017, the total value of the derivative liabilities was zero. The change in fair value of the warrant liabilities for the three months ended October 31, 2017 and 2016, was a decrease of $459,000 and an increase of $159,000, respectively, which was recorded as a change in derivative liabilities in the condensed consolidated statements of operations.

9. Stockholders’ Equity

Preferred Stock

As of October 31, 2017, the Company’s Board of Directors is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.01 per share, in one or more series. As of October 31, 2017 and July 31, 2017, there were no shares of preferred stock issued and outstanding.

Common Stock

As of October 31, 2017, 100,000,000 shares of common stock with a par value of $0.01 per share are authorized for issuance.

Schedule TO and Warrant Exercises

On October 10, 2017, we closed a tender offer to amend and exercise outstanding warrants to purchase shares of our Common Stock. Specifically, we filed a Schedule TO with the SEC on August 25, 2017 offering to (i) reduce the exercise price of the warrants to purchase 4,104,980 shares of Common Stock issued to investors participating in our private placement financing completed on August 29, 2014, as amended (the “2014 Warrants”) from $0.75 per share to $0.60 per share of Common Stock in cash, (ii) reduce the exercise price of outstanding warrants to purchase 1,986,101 shares of Common Stock issued to investors participating in our private placement financing completed on November 23, 2015 (the “2015 Warrants”) from $0.45 per share to $0.40 per share of Common Stock in cash, (iii) reduce the exercise price of the outstanding warrants to purchase 1,572,941 shares of Common Stock issued to investors participating in our private placement financing completed on January 23, 2017 (the “2017 Warrants”, together with the 2014 Warrants and 2015 Warrants, the “Original Warrants”) from $1.25 per share to $0.85 per share of Common Stock in cash, (iv) shorten the exercise period of the Original Warrants so that they expired concurrently with the expiration of the Offer to Amend and Exercise at 5:00 p.m. (Pacific Time) on September 25, 2017 (“Expiration Date”) unless extended until the Subsequent Expiration Date (as defined below), (v) delete the cashless exercise provisions in the Original Warrants and (vi) delete the price-based anti-dilution provisions contained in the 2015 Warrants.

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

The Offer to Amend and Exercise with respect to the 2014 Warrants and 2017 Warrants expired on the Expiration Date of September 25, 2017. As of September 25, 2017, 1,491,649 shares of Common Stock were issued upon exercise of 2014 Warrants, 1,599,135 shares of Common Stock were issued upon exercise of 2015 Warrants and 1,396,470 shares of Common Stock were issued upon exercise of 2017 Warrants, for aggregate gross proceeds to us of approximately $2,720,000. During the Subsequent Offer Period, 2015 Warrants to purchase 268,909 shares of Common Stock were exercised for aggregate gross proceeds to us of approximately $107,000. 2014 Warrants to purchase 2,533,331 shares of Common Stock and 2017 Warrants to purchase 176,471 shares of Common Stock at exercise prices of $0.75 per share and $1.25 per share, respectively, continue to remain outstanding and no 2015 Warrants remain outstanding.

Original Warrants (including 2015 Warrants exercised during the Subsequent Offer Period) to purchase an aggregate of 4,756,163 shares of Common Stock were tendered and exercised in the Offer to Amend and Exercise for aggregate net proceeds to us of approximately $2,632,000. Garden State Securities Inc. assisted the Company as warrant solicitation agents with respect to the 2017 Warrants.

Due to the reduction in exercise price for the Original Warrants issued in connection with the Schedule TO, we determined it was appropriate to record $876,000 of expense in the condensed consolidated statement of operations for the inducement to exercise the Original Warrants.

Additional Warrant Exercise

During the three months ended October 31, 2017, there was a net exercise on 198,057 warrants which resulted in the issuance of 82,545 shares of our common stock. As these warrants were net exercised, as permitted under the respective warrant agreement, we did not receive any cash proceeds. The warrants were issued in connection with the Original Warrants discussed above.

Other Activity

During the three months ended October 31, 2017, we entered into a two-year service agreement for business development services. In accordance with the agreement we issued 50,000 shares of common stock, with a value of $51,000. The value was capitalized to prepaid expense and is being amortized over the term of the agreement. During the three months ended October 31, 2017, we recognized $3,000 of expense related to these services.

On April 13, 2016, we entered into a two-year service agreement for general financial advisory services. In accordance with the agreement we issued 250,000 shares of common stock, with a value of $290,000. The value was capitalized to prepaid expense and is being amortized over the term of the agreement. During the three months ended October 31, 2017 and 2016, we recognized $36,000 of expense related to these services.

10. Share-Based Compensation

Restricted Stock Units

During the three months ended October 31, 2017, the Compensation Committee of the Board of Directors authorized the issuance of 150,000 Restricted Stock Units (“RSUs”) to Janet Risi Field, a member of our board of directors. 50% of the RSUs will vest on the earlier of the date of our annual meeting of stockholders held in 2018 or January 15, 2018 and 50% of the RSUs will vest on the earlier of the date of our annual meeting of stockholders held in 2019 or January 15, 2019. Each RSU represents the right to receive one share of common stock, issuable at the time the RSU subsequently settles, as set forth in the Restricted Stock Unit Agreement.

During the three months ended October 31, 2017, we issued 300,000 RSUs to purchase common stock to third-party consultants for business development services. The RSUs vest based on performance conditions if sales milestones are achieved. We currently do not expect the 300,000 RSUs to vest.

Of the 2,485,000 RSUs outstanding, we currently expect 1,300,000 to vest. As of October 31, 2017, there was $1,278,000 of unrecognized non-cash compensation cost related to RSUs we expect to vest, which will be recognized over a weighted average period of 3.02 years.

For the three months ended October 31, 2017 and 2016, share-based compensation expense for RSUs was $312,000 and $52,000, respectively.

Stock Option Plans

In February 2016, we amended and restated our 2007 Equity Incentive Plan, or the Plan, to, among other changes, increase the number of shares of common stock issuable under the Plan by 4,000,000 shares and extend the term of the Plan until February 4, 2026. The Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. Our 2007 Equity Incentive Plan is the only active plan pursuant to which options to acquire common stock or restricted stock awards can be granted and are currently outstanding. As of October 31, 2017, there were approximately 561,000 shares available for issuance under the Plan.

During the three months ended October 31, 2017, the Compensation Committee of the Board of Directors authorized the issuance of 200,000 options to purchase common stock to Janet Risi Field, a member of our board of directors. 50% of the options will vest on the earlier of the date of our annual meeting of stockholders held in 2018 or January 15, 2018 and 50% of the options will vest on the earlier of the date of our annual meeting of stockholders held in 2019 or January 15, 2019.

During the three months ended October 31, 2016, we issued 100,000 options to purchase common stock to a member of our Scientific Advisory Board. The options vested quarterly over one year and carry a five-year term.

None of the options granted to our directors were granted pursuant to any compensatory, bonus, or similar plan maintained or otherwise sponsored by the Company.

A summary of our stock option activity is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 31, 2017	5,759,843	$1.25	$1,120,000
Granted	200,000	$1.21
Exercised	—	$—
Cancelled	—	$—
Outstanding at October 31, 2017	5,959,843	$1.25	$544,000

The weighted-average remaining contractual term of options outstanding at October 31, 2017 was 5.55 years.

At October 31, 2017, options to purchase 3,163,593 shares of common stock were exercisable. These options had a weighted-average exercise price of $1.35, an aggregate intrinsic value of $432,000, and a weighted average remaining contractual term of 3.15 years. The weighted average grant date fair value for options granted during the three months ended October 31, 2017 was $0.85. The total unrecognized compensation cost related to unvested stock option grants as of October 31, 2017 was approximately $1,675,000 and the weighted average period over which these grants are expected to vest is 3.04 years.

For the three months ended October 31, 2017 and 2016, share-based compensation expense for stock options was $395,000 and $226,000 respectively.

We use the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	For the three months ended October 31,
	2017		2016
Volatility	86.98%		74.71%
Risk-free interest rate	1.80%		0.93%
Dividend yield	0.0%		0.0%
Expected life	5.45	years	2.81	years

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

11. Recent Accounting Pronouncements

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

12. Subsequent Events

Subsequent to October 31, 2017, we wrote-off $26,000 of inventory destroyed in a third-party warehouse fire. We are currently exploring options to recover our loss.

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

Liquidity & Going Concern Update

Our condensed consolidated financial statements have been prepared and presented on a basis assuming we will continue as a going concern. The factors below raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of October 31, 2017, we have incurred a cumulative net loss of $111,869,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of October 31, 2017, we had $3,229,000 in cash and cash equivalents, and $425,000 of accounts payable. As of October 31, 2017, we have no long-term debt. In October 2017, we completed a tender offer to amend and exercise outstanding warrants held by the investors participating in our 2014, 2015 and 2017 private placement financings, resulting in net receipts of approximately $2.6 million in cash proceeds from the exercise of 4,756,163 outstanding warrants. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof.

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

Comparison of the Three Months Ended October 31, 2017 and 2016

Net Product Sales

Net product sales were $464,000 and $531,000 for the three months ended October 31, 2017 and 2016, respectively. The decrease of $67,000 was primarily attributable to reduced food safety sales and fluctuations within our existing legacy customer base.

For the three months ended October 31, 2017, one individual customer accounted for 49% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

For the three months ended October 31, 2016, one individual customer accounted for 59% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

Cost of Goods Sold

Cost of goods sold was $146,000 and $265,000 for the three months ended October 31, 2017 and 2016, respectively. The decrease of $119,000 was primarily attributable to decreased product sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 69% and 50% for the three months ended October 31, 2017 and 2016, respectively. The increase in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the quarter ended October 31, 2017, as compared with the prior period.

Selling, General and Administrative Expense

Selling, general and administrative expense was $1,445,000 and $1,337,000 for the three months ended October 31, 2017 and 2016, respectively. The increase of $108,000 was primarily attributable to increased personnel and business development fees.

Research and Development Expense

Research and development expense was $144,000 and $248,000 for the three months ended October 31, 2017 and 2016, respectively. The decrease of $104,000 was primarily attributable to reduced spending on research supporting our FDA approvals.

Share-Based Compensation

Share-based compensation expense was $656,000 and $278,000 for the three months ended October 31, 2017 and 2016, respectively. The increase of $378,000 is primarily due to the vesting of stock options and restricted stock units granted to employees, directors and consultants supporting our selling, general and administrative, and research and development functions.

Change in Derivative Liabilities

Change in derivative liabilities for the three months ended October 31, 2017 and 2016 was a decrease of $459,000 and an increase of $159,000, respectively. The overall decrease in the derivative liability is due to updates to the assumptions used in the fair value pricing model for warrants at the date the warrants were exercised and at the end of the reporting period (See Notes 8 and 9 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

Inducement to exercise warrants

During the three months ended October 31, 2017, we completed a tender offer to amend outstanding warrants held by the investors participating in our 2014, 2015 and 2017 private placement financings. In accordance with the terms of the tender offer the strike price for all three series of warrants was reduced. As a result, we recorded a one-time inducement expense of $876,000.

Interest Expense

Interest expense for the three months ended October 31, 2017 and 2016 was $1,000.

Other Income (Expense)

Other income for the three months ended October 31, 2017 and 2016 was $6,000 and $14,000, respectively.

Liquidity and Capital Resources

Our condensed consolidated financial statements have been prepared and presented on a basis assuming we will continue as a going concern. The factors below raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of October 31, 2017 we have incurred a cumulative net loss of $111,821,000.

In October 2017, we completed a tender offer to amend and exercise outstanding warrants held by the investors participating in our 2014, 2015 and 2017 private placement financings, resulting in net receipts of approximately $2.6 million in cash proceeds from the exercise of 4,756,163 outstanding warrants. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof. (See Notes 8 and 9 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of October 31, 2017, we had $3,229,000 in cash and cash equivalents compared with $1,640,000 in cash and cash equivalents as of July 31, 2017. The net increase in cash and cash equivalents was primarily attributable to the successful closing of the tender offer discussed above. Additionally, as of October 31, 2017, we had $637,000 of current liabilities, including $425,000 in accounts payable, compared with $2,528,000 of current liabilities, including $426,000 in accounts payable as of July 31, 2017. The net decrease in current liabilities was primarily due to the removal of the derivative liability incurred from the issuance of warrants associated with our November 2015 financing (See Notes 8 and 9 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

In addition, from time to time we have entered into employment agreements with our executives that, under certain cases, provide for the continuation of salary and certain other benefits if these executives are terminated under specified circumstances. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. As of October 31, 2017, no events have occurred resulting in the obligation of any such payments.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, concluded that there were no changes in our internal controls over financial reporting during the three months ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, including the risk factor included below, as well as the risk factors disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended July 31, 2017, which we filed with the SEC on October 26, 2017 (the “Form 10-K”). Other than the risk factor included below, the risks and uncertainties described in “Item 1A — Risk Factors” of our Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q, including the risk factor included below, or any of the risks disclosed in “Item 1A — Risk Factors” of our Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects.

Risks Related to Our Business and Industry

As a result of our historical lack of financial liquidity, we do not currently have sufficient working capital to fund our planned operations and may not be able to continue as a going concern.

We have a history of recurring losses, and as of October 31, 2017, we have incurred a cumulative net loss of approximately $112 million. As of October 31, 2017, we had $3,229,000 in cash and cash equivalents and $425,000 in accounts payable. During the three months ended October 31, 2017, our cash outflows for operating activities and for investments in patents and fixed assets were $1.04 million. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof, and we will need to raise additional capital to continue our operations and to implement our business plan, which capital may not be available on acceptable terms or at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

3.1	Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.1.1	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.2	Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

3.2.1	Amendment to the Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

4.1	Form of Investor Warrant (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed with the SEC on September 2, 2009)

4.2	Wharton Capital Markets LLC Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on March 16, 2012)

4.3	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on September 13, 2012)

4.4	Morrison & Foerster LLP Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on January 31, 2013)

4.5	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC April 23, 2013)

4.6	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC August 27, 2014)

4.7	Form of Five-Year Warrant (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on October 28, 2015)

4.8	Form of Investor Warrant in 2016 Private Placement Financing (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC December 7, 2016)

4.9	Form of Placement Agent Warrant in 2016 Private Placement Financing (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed with the SEC December 7, 2016)

4.10	Form of 2014 Amended Warrant (incorporated by reference to Exhibit (a)(1)(F) to the Company’s Schedule TO filed on August 25, 2017)

4.11	Form of 2015 Amended Warrant (incorporated by reference to Exhibit (a)(1)(G) to the Company’s Schedule TO filed on August 25, 2017)

4.12	Form of 2017 Amended Warrant (incorporated by reference to Exhibit (a)(1)(H) to the Company’s Schedule TO filed on August 25, 2017)

10.26	Form of Amendment and Waiver, dated August 23, 2017, by and between the Company and that certain holder party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on August 25, 2017)

31.1 *	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at October 31, 2017 and July 31, 2017; (ii) Condensed Consolidated Statements of Operations for the three months ended October 31, 2017 and 2016; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2017 and 2016; and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

#	Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE, INC.

Date: December 14, 2017	By:	/s/ HENRY R. LAMBERT
Henry R. Lambert, Chief Executive Officer (Principal Executive Officer)

Date: December 14, 2017	By:	/s/ MARK S. ELLIOTT
Mark S. Elliott, Vice President, Finance
(Principal Financial and Accounting Officer)

