Form 10-Q
period 2018-01-31
PURE BIOSCIENCE, INC.
filed 2018-03-14
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2018

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

As of March 14, 2018, there were 68,057,658 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PURE Bioscience, Inc.

Form 10-Q

for the Quarterly Period Ended January 31, 2018

Part I - Financial Information

Item 1. Financial Statements

PURE Bioscience, Inc.

Condensed Consolidated Balance Sheets

	January 31, 2018	July 31, 2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,129,000	$1,640,000
Accounts receivable	146,000	297,000
Inventories, net	267,000	273,000
Restricted cash	75,000	75,000
Prepaid expenses	104,000	174,000
Total current assets	2,721,000	2,459,000
Property, plant and equipment, net	515,000	548,000
Patents, net	737,000	822,000
Total assets	$3,973,000	$3,829,000
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$449,000	$426,000
Accrued liabilities	233,000	249,000
Derivative liabilities	—	1,853,000
Total current liabilities	682,000	2,528,000
Deferred rent	17,000	11,000
Total liabilities	699,000	2,539,000
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized, no shares issued and outstanding
Common stock, $0.01 par value: 100,000,000 shares authorized, 68,057,658 shares issued and outstanding at January 31, 2018, and 63,093,153 shares issued and outstanding at July 31, 2017	681,000	631,000
Additional paid-in capital	116,441,000	110,141,000
Accumulated deficit	(113,848,000)	(109,482,000)
Total stockholders’ equity	3,274,000	1,290,000
Total liabilities and stockholders’ equity	$3,973,000	$3,829,000

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended		Three months Ended
	January 31,		January 31,
	2018	2017	2018	2017
Net product sales	$875,000	$978,000	$411,000	$447,000
Operating costs and expenses
Cost of goods sold	307,000	399,000	161,000	134,000
Selling, general and administrative	2,863,000	2,670,000	1,418,000	1,333,000
Research and development	264,000	462,000	120,000	214,000
Share-based compensation	1,396,000	448,000	740,000	170,000
Total operating costs and expenses	4,830,000	3,979,000	2,439,000	1,851,000
Loss from operations	(3,955,000)	(3,001,000)	(2,028,000)	(1,404,000)
Other income (expense)
Inducement to exercise warrants	(876,000)	—	—	—
Change in derivative liabilities	459,000	300,000	—	459,000
Interest expense, net	(2,000)	(3,000)	(1,000)	(2,000)
Other income (expense), net	8,000	25,000	2,000	11,000
Total other income (expense)	(411,000)	322,000	1,000	468,000
Net loss	$(4,366,000)	$(2,679,000)	$(2,027,000)	$(936,000)
Basic and diluted net loss per share	$(0.07)	$(0.04)	$(0.03)	$(0.01)
Shares used in computing basic and diluted net loss per share	66,482,607	64,220,473	68,000,810	63,617,030

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	January 31,
	2018	2017
Operating activities
Net loss	$(4,366,000)	$(2,679,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,396,000	448,000
Amortization of stock issued for services	81,000	72,000
Depreciation and amortization	142,000	134,000
Inventory write-off	26,000	—
Change in fair value of derivative liabilities	(459,000)	(300,000)
Inducement to exercise warrants	876,000	—
Changes in operating assets and liabilities:
Accounts receivable	151,000	121,000
Inventories	(20,000)	10,000
Prepaid expenses	41,000	(2,000)
Accounts payable and accrued liabilities	7,000	(36,000)
Deferred rent	6,000	10,000
Net cash used in operating activities	(2,119,000)	(2,222,000)
Investing activities
Investment in patents	(4,000)	(10,000)
Purchases of property, plant and equipment	(20,000)	(173,000)
Net cash used in investing activities	(24,000)	(183,000)
Financing activities
Net proceeds from the exercise of warrants	2,632,000	—
Net proceeds from the sale of common stock	—	1,104,000
Net cash provided by financing activities	2,632,000	1,104,000
Net increase (decrease) in cash and cash equivalents	489,000	(1,301,000)
Cash and cash equivalents at beginning of period	1,640,000	5,194,000
Cash and cash equivalents at end of period	$2,129,000	$3,893,000
Supplemental disclosure of cash flow information
Cash paid for taxes	$—	$2,000
Noncash Investing and Financing activities
Warrant liabilities removed due to settlements	$1,394,000	$8,000
Common stock issued for prepaid services	$51,000	$—
Restricted stock unit cancelation	$—	$38,000

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information pursuant to the instructions to Form 10-Q and Article 10/Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2018 are not necessarily indicative of the results that may be expected for other quarters or the year ending July 31, 2018. The July 31, 2017 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in our Annual Report on Form 10-K. For more complete information, these unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended July 31, 2017 included in our Annual Report on Form 10-K covering such period filed with the Securities and Exchange Commission, or SEC, on October 26, 2017.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

2. Liquidity & Going Concern Uncertainty

These unaudited condensed consolidated financial statements have been prepared and presented on a basis assuming we will continue as a going concern. The factors below raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of January 31, 2018, we have incurred a cumulative net loss of $113,848,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of January 31, 2018, we had $2,129,000 in cash and cash equivalents, and $449,000 of accounts payable. As of January 31, 2018, we have no long-term debt. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof and based on our current plans and available resources, we believe we can maintain our current operations through the end of July 2018. As a result, to continue to fund our ongoing operations, beyond July 2018, we would need to secure significant additional capital. If we were unable to secure additional capital on a timely basis or at all, we will be required to curtail our current business plans and substantially reduce our expenses and development costs such as reducing our headcount and limiting our sales and marketing efforts and may ultimately be required to cease operations altogether. Moreover, our expenses may exceed our current plans and expectations, which would require us to secure additional capital or wind-down our operations sooner than anticipated.

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

3. Net Loss Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Our diluted net loss per common share is the same as our basic net loss per common share because we incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an anti-dilutive effect. As of January 31, 2018 and 2017, the number of shares issuable upon the exercise of stock options, the vesting of restricted stock units, and the exercise of warrants, none of which are included in the computation of basic net loss per common share, was 11,280,939 and 11,980,795, respectively.

4. Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments. For the three and six months ended January 31, 2018 and 2017, our comprehensive loss consisted only of net loss.

5. Inventory

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Inventories consist of the following:

	January 31, 2018	July 31, 2017
Raw materials	$54,000	$82,000
Finished goods	213,000	191,000
	$267,000	$273,000

During November of 2017, we wrote-off $26,000 of inventory destroyed in a third-party warehouse fire. Subsequent to January 31, 2018, we received $45,000 from an insurance claim for the replacement cost of the inventory destroyed in the fire.

6. Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the three and six months ended January 31, 2018 and 2017, no impairment of long-lived assets was indicated or recorded.

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

The following table provides a reconciliation of the beginning and ending balances of the derivative liabilities for the six months ended January 31, 2018:

Fair Value of Significant Unobservable Inputs (Level 3)

Warrant
Liabilities
Balance at July 31, 2017	$1,853,000
Issuances	—
Settlement of warrant liabilities	(1,394,000)
Adjustments to estimated fair value	(459,000)
Balance at January 31, 2018	$—

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

On September 25, 2017, we completed the first closing of a tender offer (the “Tender Offer”) to amend and exercise outstanding warrants to purchase shares of our common stock held by the investors participating in the 2015 Private Placement Financing and our 2014 and 2017 private placement financings the investors participating in our 2014, 2015 and 2017 private placement financings. As a result, 1,599,135 warrants issued in connection with the 2015 Private Placement Financing were exercised for cash. In addition, there was a net exercise on 118,057 warrants which resulted in the issuance of 63,811 shares of our common stock. The net exercised warrants were issued in connection with the 2015 Private Placement Financing. The change in fair value of the warrant liabilities on September 25, 2017 was recorded as a change in derivative liabilities in the condensed consolidated statements of operations. The fair value on the exercise date was returned to additional paid in capital and is reflected in the settlement of warrant liability section on the table in Note 7. The following assumptions were used as inputs to the fair value model at September 25, 2017: stock price of $1.00 per share and a warrant exercise price of $0.45 per share as of the valuation date; our historical stock price volatility of 70.00%; risk free interest rate on U.S. treasury notes of 1.6%; warrant expiration of 3.2 years (See Note 9 to these condensed consolidated financial statements).

On October 10, 2017, we completed a second and final closing of the Tender Offer. As a result, 268,909 warrants issued in connection with the 2015 Private Placement Financing were exercised. The change in fair value of the warrant liabilities on October 10, 2017 was recorded as a change in derivative liabilities in the condensed consolidated statements of operations. The fair value on the exercise date was returned to additional paid in capital and is reflected in the settlement of warrant liability section on the table in Note 7. The following assumptions were used as inputs to the fair value model at October 10, 2017: stock price of $1.03 per share and a warrant exercise price of $0.45 per share as of the valuation date; our historical stock price volatility of 70.00%; risk free interest rate on U.S. treasury notes of 1.6%; warrant expiration of 3.1 years (See Note 9 to these condensed consolidated financial statements).

During the six months ended January 31, 2018, all remaining warrants containing derivative features issued in connection with the 2015 Private Placement Financing were exercised.

As of January 31, 2018, the total value of the derivative liabilities was zero. The change in fair value of the warrant liabilities for the six months ended January 31, 2018 and 2017, was a decrease of $459,000 and $300,000, respectively, which was recorded as a change in derivative liabilities in the condensed consolidated statements of operations. The change in fair value of the warrant liabilities for the three months ended January 31, 2018 and 2017, was zero and a decrease $459,000, respectively, which was recorded as a change in derivative liabilities in the condensed consolidated statements of operations.

9. Stockholders’ Equity

Preferred Stock

As of January 31, 2018, the Company’s Board of Directors is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.01 per share, in one or more series. As of January 31, 2018 and July 31, 2017, there were no shares of preferred stock issued and outstanding.

Common Stock

As of January 31, 2018, 100,000,000 shares of common stock with a par value of $0.01 per share are authorized for issuance.

Schedule TO and Warrant Exercises

On October 10, 2017, we closed the Tender Offer. Specifically, we filed a Schedule TO with the SEC on August 25, 2017 offering to (i) reduce the exercise price of the warrants to purchase 4,104,980 shares of Common Stock issued to investors participating in our private placement financing completed on August 29, 2014, as amended (the “2014 Warrants”) from $0.75 per share to $0.60 per share of Common Stock in cash, (ii) reduce the exercise price of outstanding warrants to purchase 1,986,101 shares of Common Stock issued to investors participating in our private placement financing completed on November 23, 2015 (the “2015 Warrants”) from $0.45 per share to $0.40 per share of Common Stock in cash, (iii) reduce the exercise price of the outstanding warrants to purchase 1,572,941 shares of Common Stock issued to investors participating in our private placement financing completed on January 23, 2017 (the “2017 Warrants”, together with the 2014 Warrants and 2015 Warrants, the “Original Warrants”) from $1.25 per share to $0.85 per share of Common Stock in cash, (iv) shorten the exercise period of the Original Warrants so that they expired concurrently with the expiration of the Offer to Amend and Exercise at 5:00 p.m. (Pacific Time) on September 25, 2017 (“Expiration Date”) unless extended until the Subsequent Expiration Date (as defined below), (v) delete the cashless exercise provisions in the Original Warrants and (vi) delete the price-based anti-dilution provisions contained in the 2015 Warrants.

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

Additional Warrant Exercise

During the six months ended January 31, 2018, there was a net exercise on 573,057 warrants which resulted in the issuance of 158,342 shares of our common stock. As these warrants were net exercised, as permitted under the respective warrant agreement, we did not receive any cash proceeds. 198,057 of the warrants exercised during the period were issued in connection with the Original Warrants discussed above.

Other Activity

On October 1, 2017, we entered into a two-year service agreement for business development services. In accordance with the agreement we issued 50,000 shares of common stock, with a value of $51,000. The value was capitalized to prepaid expense and is being amortized over the term of the agreement. During the three and six months ended January 31, 2018, we recognized $6,000 and $8,000 of expense related to these services, respectively.

On April 13, 2016, we entered into a two-year service agreement for general financial advisory services. In accordance with the agreement we issued 250,000 shares of common stock, with a value of $290,000. The value was capitalized to prepaid expense and is being amortized over the term of the agreement. During the three and six months ended January 31, 2018, we recognized $36,000 and $73,000 of expense related to these services, respectively. In addition, during the three and six months ended January 31, 2017, we recognized $36,000 and $72,000 of expense related to these services, respectively.

10. Share-Based Compensation

Restricted Stock Units

During the six months ended January 31, 2018, the Compensation Committee of the Board of Directors authorized the issuance of 300,000 Restricted Stock Units (“RSUs”) to newly appointed members of our board of directors. Each RSU represents the right to receive one share of common stock, issuable at the time the RSU is delivered and subsequently settles, as set forth in the Restricted Stock Unit Agreement. The breakdown is as follows:

●	Janet Risi Field RSU Award: We granted Ms. Risi an award consisting of one hundred fifty thousand (150,000) RSUs. 50% of the RSUs vested on January 15, 2018. The remaining 50% of the RSUs will vest on the earlier of the date of our annual meeting of stockholders held in 2019 or January 15, 2019.

●	Elisabeth Hagen, M.D. RSU Award: We granted Dr. Hagen an award consisting of one hundred fifty thousand (150,000) RSUs. 50% of the RSUs vested on January 15, 2018. The remaining 50% of the RSUs will vest on the earlier of the date of our annual meeting of stockholders held in 2019 or January 15, 2019.

During the six months ended January 31, 2018, we issued 300,000 RSUs to purchase common stock to third-party consultants for business development services. The RSUs vest based on performance conditions if sales milestones are achieved. We currently do not expect the 300,000 RSUs to vest.

Of the 2,260,000 unvested RSUs outstanding, we currently expect 1,075,000 to vest. As of January 31, 2018, there was $1,160,000 of unrecognized non-cash compensation cost related to RSUs we expect to vest, which will be recognized over a weighted average period of 2.86 years. During the three and six months ended January 31, 2018, 375,000 and 425,000 RSUs vested, based on service conditions, respectively. Of the 425,000 RSUs that vested during the six months ended January 31, 2018, 375,000 shares have not been delivered and remain outstanding, as set forth in the RSU agreements.

For the three months ended January 31, 2018 and 2017, share-based compensation expense for RSUs was $284,000 and $24,000, respectively. For the six months ended January 31, 2018 and 2017, share-based compensation expense for outstanding RSUs was $545,000 and $75,000, respectively.

RSU Termination

On December 13, 2016, we entered into an RSU Cancellation Agreement with our officers and directors who received RSUs in October 2013 as compensation for their continued services to us over a required vesting period. Under this Agreement, our officers and directors agreed to cancel RSUs representing the right to receive an aggregate of 3.9 million vested shares of our common stock. Pursuant to the terms of the cancelled RSUs, we would have been required to settle and deliver these vested shares to the individual officers and directors prior to January 1, 2017, which would have triggered a taxable event. Our officers and directors, in their individual capacities, voluntarily agreed to cancel their respective RSUs based on their determination that cancelling the RSUs would be in the best interests of the Company and our stockholders. The individual officers and directors reached this conclusion for the following reasons:

1.	Conserved our Additional Available Cash Resources. The RSUs held by our officers provide these individuals with the right to require us to pay the applicable state and federal taxes due upon the settlement and delivery of their vested RSU shares in exchange for the individual cancelling and returning to us that number of shares of common stock equal in value to the contractual tax payment obligation. By agreeing to cancel the RSUs, we were not required to utilize our available cash resources to pay the tax payments on behalf of our officers, and as a result, we were able to conserve our cash resources to support the continued implementation of our business plan.

2.	Reduced Pressure on Our Stock Price. The RSUs held by our non-employee directors provide these individuals with the right to immediately sell into the public market that number of shares of common stock sufficient to cover the applicable state and federal taxes payable as a result of the settlement and delivery of their vested RSU shares. Our common stock has a limited daily trading volume, and the sale or the potential sale of a substantial number of shares of common stock by our officers and directors to cover their federal and state tax obligations would have adversely affected the market price of our common stock, which in turn, could have harmed our ability to raise funds to support our operations or require us to raise funds at terms and valuations that would be more dilutive to our existing stockholders.

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

During the six months ended January 31, 2017, $87,000 of pre-vest expense was reversed as a result of the RSU cancelation.

Stock Option Plans

2007 Equity Incentive Plan

In February 2016, we amended and restated our 2007 Equity Incentive Plan, the (“2007 Plan”), to, among other changes, increase the number of shares of common stock issuable under the 2007 Plan by 4,000,000 shares and extend the term of the 2007 Plan until February 4, 2026. The 2007 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of January 31, 2018, there were approximately 561,000 shares available for issuance under the 2007 Plan.

2017 Equity Incentive Plan

Approved by our shareholders in January 2018, the 2017 Equity Incentive Plan, the (“2017 Plan”), has a share reserve of 5,000,000 shares of common stock, which were registered under a Form S-8 filed with the SEC in February 2018. The 2017 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of January 31, 2018, there were 5,000,000 shares available for issuance under the 2017 Plan.

During the six months ended January 31, 2018, the Compensation Committee of the Board of Directors authorized the issuance of 400,000 stock options to newly appointed members of our board of directors. Each option represents the right to receive one share of common stock, issuable at the time the option is exercised, as set forth in the option agreement. The breakdown is as follows:

●	Janet Risi Field Option Award: We granted Ms. Risi an award consisting of an option to purchase two hundred thousand (200,000) shares of common stock. 50% of the options vested on January 15, 2018. The remaining 50% of the options will vest on the earlier of the date of our annual meeting of stockholders held in 2019 or January 15, 2019.

●	Elisabeth Hagen, M.D. Option Award: We granted Dr. Hagen an award consisting of an option to purchase two hundred thousand (200,000) shares of common stock. 50% of the options vested on January 15, 2018. The remaining 50% of the options will vest on the earlier of the date of our annual meeting of stockholders held in 2019 or January 15, 2019.

During the six months ended January 31, 2017, we issued 100,000 options to purchase common stock to a member of our Scientific Advisory Board. The options vested quarterly over one year and carry a five-year term.

None of the options granted to our directors were granted pursuant to any compensatory, bonus, or similar plan maintained or otherwise sponsored by the Company.

A summary of our stock option activity is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 31, 2017	5,759,843	$1.25	$1,120,000
Granted	400,000	$1.16
Exercised	—	$—
Cancelled	—	$—
Outstanding at January 31, 2018	6,159,843	$1.25	$58,000

The weighted-average remaining contractual term of options outstanding at January 31, 2018 was 5.45 years.

At January 31, 2018, options to purchase 4,072,343 shares of common stock were exercisable. These options had a weighted-average exercise price of $1.28, an aggregate intrinsic value of $58,000, and a weighted average remaining contractual term of 3.82 years. The weighted average grant date fair value for options granted during the six months ended January 31, 2018 was $0.81. The total unrecognized compensation cost related to unvested stock option grants as of January 31, 2018 was approximately $1,406,000 and the weighted average period over which these grants are expected to vest is 3.13 years.

For the three months ended January 31, 2018 and 2017, share-based compensation expense for stock options was $456,000 and $234,000 respectively. For the six months ended January 31, 2018 and 2017, share-based compensation expense for stock options was $851,000 and $460,000 respectively.

We use the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	Three Months Ended January 31, 2018	Three Months Ended January 31, 2017	Six Months Ended January 31, 2018	Six Months Ended January 31, 2017
Volatility	84.89%	—%	85.94%	74.71%
Risk-free interest rate	2.03%	—%	1.91%	0.93%
Dividend yield	0.0%	—%	0.0%	0.0%
Expected life	5.35	—	5.40 years	2.81 years

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017. We will adopt ASU 2014-09 in the first fiscal quarter of 2019. We currently do not have any material revenue contracts with customers and will review any new contracts entered into prior to the adoption of the new standard. We are evaluating the effect that this update will have on our consolidated financial statements and related disclosures.

In December 2017, the United States (“U.S.”) enacted the Tax Cuts and Jobs Act (the “2017 Act”), which changes existing U.S. tax law and includes various provisions that are expected to affect public companies. The 2017 Act (i) changes U.S. corporate tax rates, (ii) generally reduces a company’s ability to utilize accumulated net operating losses, and (iii) requires the calculation of a one-time transition tax on certain previously unrepatriated foreign earnings and profits (“E&P”). The 2017 Act will also impact estimates of a company’s deferred tax assets and liabilities. We are currently in the early stages of evaluating the financial statement impact of the 2017 Act. Based on initial assessments, we expect significant adjustments to our gross deferred tax assets and liabilities; however, we also expect to record a corresponding offset to our estimated full valuation allowance against our net deferred tax assets, which should result in minimal net effect to our provision for income taxes. In accordance with SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), we have not recorded any provisional income tax effects of the 2017 Act in our financial statements as our anticipated impact is minimal and we do not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete accounting for the change in tax law.

12. Subsequent Events

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

The discussion in this section contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “would” or “will” or the negative of these terms or other comparable terminology, but their absence does not mean that a statement is not forward-looking. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which could cause our actual results to differ from those projected in any forward-looking statements we make. Several risks and uncertainties we face are discussed in more detail under “Risk Factors” in Part II, Item 1A of this Quarterly Report or in the discussion and analysis below. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments, except as required by law. The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes to those condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof and based on our current plans and available resources, we believe we can maintain our current operations through the end of July 2018.  As a result, to continue to fund our ongoing operations, beyond July 2018, we would need to secure significant additional capital. If we were unable to secure additional capital on a timely basis or at all, we will be required to curtail our current business plans and substantially reduce our expenses and development costs such as reducing our headcount and limiting our sales and marketing efforts and may ultimately be required to cease operations altogether. Moreover, our expenses may exceed our current plans and expectations, which would require us to secure additional capital or wind-down our operations sooner than anticipated.

Business Overview

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

Liquidity & Going Concern Update

Our condensed consolidated financial statements have been prepared and presented on a basis assuming we will continue as a going concern. The factors below raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of January 31, 2018, we have incurred a cumulative net loss of $113,848,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of January 31, 2018, we had $2,129,000 in cash and cash equivalents, and $449,000 of accounts payable. As of January 31, 2018, we have no long-term debt. In October 2017, we completed the Tender Offer, resulting in net receipts of approximately $2.6 million in cash proceeds from the exercise of 4,756,163 outstanding warrants. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof and based on our current plans and available resources, we believe we can maintain our current operations through the end of the July 2018.  As a result, to continue to fund our ongoing operations, beyond July 2018, we would need to secure significant additional capital. If we were unable to secure additional capital on a timely basis or at all, we will be required to curtail our current business plans and substantially reduce our expenses and development costs such as reducing our headcount and limiting our sales and marketing efforts and may ultimately be required to cease operations altogether.  Moreover, our expenses may exceed our current plans and expectations, which would require us to secure additional capital or wind-down our operations sooner than anticipated.

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

Comparison of the Three Months Ended January 31, 2018 and 2017

Net Product Sales

Net product sales were $411,000 and $447,000 for the three months ended January 31, 2018 and 2017, respectively. The decrease of $36,000 was primarily attributable to sales fluctuations within our existing legacy customer base.

For the three months ended January 31, 2018, three individual customers accounted for 33%, 19% and 12% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

For the three months ended January 31, 2017, one individual customer accounted for 56% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

Cost of Goods Sold

Cost of goods sold was $161,000 and $134,000 for the three months ended January 31, 2018 and 2017, respectively. The increase of $27,000 was primarily attributable to an inventory write-down caused by a fire in a third-party warehouse (See Note 5 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

Gross margin as a percentage of net product sales, or gross margin percentage, was 61% and 70% for the three months ended January 31, 2018 and 2017, respectively. Gross margin percentage, excluding the inventory write-down discussed above, was 67% and 70% for the three months ended January 31, 2018 and 2017, respectively. The decrease in gross margin percentage was primarily attributable to the sale of lower margin formulations and packaging configurations of our products during the quarter ended January 31, 2018, as compared with the prior period.

Selling, General and Administrative Expense

Selling, general and administrative expense was $1,418,000 and $1,333,000 for the three months ended January 31, 2018 and 2017, respectively. The increase of $85,000 was primarily attributable to increased business development, marketing and travel expenses.

Research and Development Expense

Research and development expense was $120,000 and $214,000 for the three months ended January 31, 2018 and 2017, respectively. The decrease of $94,000 was primarily attributable to reduced personnel costs and reduced spending on research supporting our FDA approvals.

Share-Based Compensation

Share-based compensation expense was $740,000 and $170,000 for the three months ended January 31, 2018 and 2017, respectively. The increase of $570,000 is primarily due to the vesting of stock options and restricted stock units granted to employees, directors and consultants supporting our selling, general and administrative, and research and development functions.

Change in Derivative Liabilities

Change in derivative liabilities for the three months ended January 31, 2018 was zero. All warrant containing derivative features were exercised during the three months ended October 31, 2017 (See Notes 8 and 9 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q). Change in derivative liabilities for the three months ended January 31, 2017 was a decrease of $459,000. The overall decrease in the derivative liability was due to updates to the assumptions used in the fair value pricing model at the end of the reporting period.

Interest Expense

Interest expense for the three months ended January 31, 2018 and 2017 was $1,000 and $2,000, respectively.

Other Income (Expense)

Other income for the three months ended January 31, 2018 and 2017 was $2,000 and $11,000, respectively.

Comparison of the Six Months Ended January 31, 2018 and 2017

Net Product Sales

Net product sales were $875,000 and $978,000 for the six months ended January 31, 2018 and 2017, respectively. The decrease of $103,000 was primarily attributable to reduced food safety sales and fluctuations within our existing legacy customer base.

For the six months ended January 31, 2018, three individual customers accounted for 41%, 11% and 10%, of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

For the six months ended January 31, 2017, two individual customers accounted for 35% and 26%, of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

Cost of Goods Sold

Cost of goods sold was $307,000 and $399,000 for the six months ended January 31, 2018 and 2017, respectively. The decrease of $92,000 was primarily attributable to decreased product sales offset by an inventory write-down caused by a fire in a third-party warehouse (See Note 5 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

Gross margin as a percentage of net product sales, or gross margin percentage, was 65% and 59% for the six months ended January 31, 2018 and 2017, respectively. Gross margin percentage, excluding the inventory write-down discussed above, was 68% and 59% for the six months ended January 31, 2018 and 2017, respectively. The increase in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the six months ended January 31, 2018 as compared with the prior period.

Selling, General and Administrative Expense

Selling, general and administrative expense was $2,863,000 and $2,670,000 for the six months ended January 31, 2018 and 2017, respectively. The increase of $193,000 was primarily attributable to increased business development and board of director’s expense, as well as, personnel costs.

Research and Development Expense

Research and development expense was $264,000 and $462,000 for the six months ended January 31, 2018 and 2017, respectively. The decrease of $198,000 was primarily attributable to reduced personnel costs and reductions in third-party testing and research supporting our FDA approval efforts.

Share-Based Compensation

Share-based compensation expense was $1,396,000 and $448,000 for the six months ended January 31, 2018 and 2017, respectively. The increase of $948,000 is primarily due to the vesting of stock options and restricted stock units granted to employees, directors and consultants supporting our selling, general and administrative, and research and development functions.

Change in Derivative Liability

Change in derivative liabilities for the six months ended January 31, 2018 and 2017 was a decrease of $459,000 and $300,000, respectively. The overall decrease in the derivative liability is due to updates to the assumptions used in the fair value pricing model for warrants at the date the warrants were exercised (See Notes 8 and 9 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

Inducement to exercise warrants

During the six months ended January 31, 2018, we completed a tender offer to amend outstanding warrants held by the investors participating in our 2014, 2015 and 2017 private placement financings. In accordance with the terms of the tender offer the strike price for all three series of warrants was reduced. As a result, we recorded a one-time inducement expense of $876,000.

Interest Expense

Interest expense for the six months ended January 31, 2018 and 2017 was $2,000 and $3,000, respectively.

Other Income (Expense)

Other income for the six months ended January 31, 2018 and 2017 was $8,000 and $25,000, respectively.

Liquidity and Capital Resources

Our condensed consolidated financial statements have been prepared and presented on a basis assuming we will continue as a going concern. The factors below raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of January 31, 2018 we have incurred a cumulative net loss of $113,848,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of January 31, 2018, we had $2,129,000 in cash and cash equivalents compared with $1,640,000 in cash and cash equivalents as of July 31, 2017. The net increase in cash and cash equivalents was primarily attributable to the successful closing of the tender offer. Additionally, as of January 31, 2018, we had $682,000 of current liabilities, including $449,000 in accounts payable, compared with $2,528,000 of current liabilities, including $426,000 in accounts payable as of July 31, 2017. The net decrease in current liabilities was primarily due to the removal of the derivative liability incurred from the issuance of warrants associated with our November 2015 financing (See Notes 8 and 9 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

While we completed a tender offer to amend and exercise outstanding warrants held by the investors participating in our 2014, 2015 and 2017 private placement financings, resulting in net receipts of approximately $2.6 million in cash proceeds from the exercise of 4,756,163 outstanding warrants, we do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof and based on our current plans and available resources, we believe we can maintain our current operations through the end of July 2018. As a result, to continue to fund our ongoing operations, beyond July 2018, we would need to secure significant additional capital. If we were unable to secure additional capital on a timely basis or at all, we will be required to curtail our current business plans and substantially reduce our expenses and development costs such as reducing our headcount and limiting our sales and marketing efforts and may ultimately be required to cease operations altogether.  Moreover, our expenses may exceed our current plans and expectations, which would require us to secure additional capital or wind-down our operations sooner than anticipated.

In addition, from time to time we have entered into employment agreements with our executives that, under certain cases, provide for the continuation of salary and certain other benefits if these executives are terminated under specified circumstances. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. As of January 31, 2018, no events have occurred resulting in the obligation of any such payments.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

In addition, the condensed consolidated financial statements included in this Quarterly Report have been prepared and presented on a basis assuming we will continue as a going concern. Until we can generate significant cash from operations, we expect to continue to fund our operations with the proceeds of offerings of our equity and debt securities. However, we cannot assure you that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. Further, any contracts or license arrangements we enter into to raise funds may require us to relinquish our rights to our products or technology, and we cannot assure you that we will be able to enter into any such contracts or license arrangements on acceptable terms, or at all. Having insufficient funds may require us to delay or scale back our marketing, distribution and other commercialization activities or cease our operations altogether. Our condensed consolidated financial statements do not include any adjustment relating to recoverability or classification of recorded assets and classification of recorded liabilities.

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

Recent Accounting Pronouncements

See Note 11 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, concluded that there were no changes in our internal controls over financial reporting during the three months ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Related to Our Business and Industry

As a result of our historical lack of financial liquidity, we do not currently have sufficient working capital to fund our planned operations and may not be able to continue as a going concern beyond July 2018.

We have a history of recurring losses, and as of January 31, 2018, we have incurred a cumulative net loss of $113,848,000. As of January 31, 2018, we had $2,129,000 in cash and cash equivalents and $449,000 in accounts payable. During the six months ended January 31, 2018, our cash outflows for operating activities and for investments in patents and fixed assets were $2.14 million. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof, and we will need to raise additional capital to continue our operations and to implement our business plan, which capital may not be available on acceptable terms or at all. Based on our current plans and available resources, we believe we can maintain our current operations through the end of July 2018.  As a result, to continue to fund our ongoing operations, beyond July 2018, we would need to secure significant additional capital. If we were unable to secure additional capital on a timely basis or at all, we will be required to curtail our current business plans and substantially reduce our expenses and development costs such as reducing our headcount and limiting our sales and marketing efforts and may ultimately be required to cease operations altogether.  Moreover, our expenses may exceed our current plans and expectations, which would require us to secure additional capital or wind-down our operations sooner than anticipated.

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

The above factors, along with our history and near term forecast of incurring net losses and negative operating cash flows, raise substantial doubt about our ability to continue as a going concern beyond July 2018. If we do not obtain additional capital from external sources, we will not have sufficient working capital to fund our planned operations or be able to continue as a going concern. We cannot assure you that additional financing will be available when needed or that, if available, we can obtain financing on terms favorable to us or to our stockholders. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. Further, any contracts or license arrangements we enter into to raise funds may require us to relinquish our rights to our products or technology, and we cannot assure you that we will be able to enter into any such contracts or license arrangements on acceptable terms, or at all. Having insufficient funds may require us to delay or scale back our marketing, distribution and other commercialization activities or cease our operations altogether.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

3.1	Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.1.1	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.2	Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

3.2.1	Amendment to the Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

4.1	Form of Investor Warrant (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed with the SEC on September 2, 2009)

4.2	Wharton Capital Markets LLC Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on March 16, 2012)

4.3	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on September 13, 2012)

4.4	Morrison & Foerster LLP Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on January 31, 2013)

4.5	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC April 23, 2013)

4.6	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC August 27, 2014)

4.7	Form of Investor Warrant in 2016 Private Placement Financing (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC December 7, 2016)

4.8	Form of Placement Agent Warrant in 2016 Private Placement Financing (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed with the SEC December 7, 2016)

31.1 *	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at January 31, 2018 and July 31, 2017; (ii) Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2018 and 2017; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2018 and 2017; and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE, INC.

Date: March 14, 2018	By:	/s/ HENRY R. LAMBERT
Henry R. Lambert, Chief Executive Officer (Principal Executive Officer)

Date: March 14, 2018	By:	/s/ MARK S. ELLIOTT
Mark S. Elliott, Vice President, Finance
(Principal Financial and Accounting Officer)

