Form 10-Q
period 2018-04-30
PURE BIOSCIENCE, INC.
filed 2018-06-13
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2018

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

As of June 13, 2018, there were 68,095,158 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PURE Bioscience, Inc.

Form 10-Q

for the Quarterly Period Ended April 30, 2018

Part I - Financial Information

Item 1. Financial Statements

PURE Bioscience, Inc.

Condensed Consolidated Balance Sheets

	April 30, 2018	July 31, 2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,018,000	$1,640,000
Accounts receivable	192,000	297,000
Inventories, net	275,000	273,000
Restricted cash	75,000	75,000
Prepaid expenses	52,000	174,000
Total current assets	1,612,000	2,459,000
Property, plant and equipment, net	487,000	548,000
Patents, net	701,000	822,000
Total assets	$2,800,000	$3,829,000
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$486,000	$426,000
Accrued liabilities	137,000	249,000
Derivative liabilities	—	1,853,000
Total current liabilities	623,000	2,528,000
Deferred rent	15,000	11,000
Total liabilities	638,000	2,539,000
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized, 68,076,408 shares issued and outstanding at April 30, 2018, and 63,093,153 shares issued and outstanding at July 31, 2017	681,000	631,000
Additional paid-in capital	117,021,000	110,141,000
Accumulated deficit	(115,540,000)	(109,482,000)
Total stockholders’ equity	2,162,000	1,290,000
Total liabilities and stockholders’ equity	$2,800,000	$3,829,000

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended		Three months Ended
	April 30,		April 30,
	2018	2017	2018	2017
Net product sales	$1,265,000	$1,316,000	$390,000	$338,000
Operating costs and expenses
Cost of goods sold	473,000	531,000	166,000	132,000
Selling, general and administrative	4,102,000	3,972,000	1,239,000	1,302,000
Research and development	381,000	684,000	117,000	222,000
Share-based compensation	1,975,000	723,000	579,000	275,000
Total operating costs and expenses	6,931,000	5,910,000	2,101,000	1,931,000
Loss from operations	(5,666,000)	(4,594,000)	(1,711,000)	(1,593,000)
Other income (expense)
Inducement to exercise warrants	(876,000)	—	—	—
Change in derivative liabilities	459,000	153,000	—	(147,000)
Interest expense, net	(3,000)	(4,000)	(1,000)	(1,000)
Other income, net	28,000	28,000	20,000	3,000
Total other income (expense)	(392,000)	177,000	19,000	(145,000)
Net loss	$(6,058,000)	$(4,417,000)	$(1,692,000)	$(1,738,000)
Basic and diluted net loss per share	$(0.09)	$(0.07)	$(0.02)	$(0.03)
Shares used in computing basic and diluted net loss per share	66,996,085	63,718,152	68,057,658	62,679,644

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	April 30,
	2018	2017
Operating activities
Net loss	$(6,058,000)	$(4,417,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,975,000	723,000
Amortization of stock issued for services	115,000	108,000
Depreciation and amortization	213,000	204,000
Gain on inventory recovery	(19,000)	—
Change in fair value of derivative liabilities	(459,000)	(153,000)
Inducement to exercise warrants	876,000	—
Changes in operating assets and liabilities:
Accounts receivable	105,000	78,000
Inventories	17,000	2,000
Prepaid expenses	60,000	(5,000)
Accounts payable and accrued liabilities	(52,000)	58,000
Deferred rent	4,000	9,000
Net cash used in operating activities	(3,223,000)	(3,393,000)
Investing activities
Investment in patents	(12,000)	(11,000)
Purchases of property, plant and equipment	(19,000)	(205,000)
Net cash used in investing activities	(31,000)	(216,000)
Financing activities
Net proceeds from the exercise of warrants	2,632,000	80,000
Net proceeds from the sale of common stock	—	1,049,000
Net cash provided by financing activities	2,632,000	1,129,000
Net decrease in cash and cash equivalents	(622,000)	(2,480,000)
Cash and cash equivalents at beginning of period	1,640,000	5,194,000
Cash and cash equivalents at end of period	$1,018,000	$2,714,000
Supplemental disclosure of cash flow information
Cash paid for taxes	$—	$2,000
Noncash Investing and Financing activities
Warrant liabilities removed due to settlements	$1,394,000	$8,000
Common stock issued for prepaid services	$51,000	$—
Restricted stock unit cancelation	$—	$38,000

See accompanying notes.

PURE Bioscience, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the consolidated accounts of PURE Bioscience, Inc. and its wholly owned subsidiary, ETI H2O Inc., a Nevada corporation. ETI H2O, Inc. currently has no business operations and no material assets or liabilities, and there have been no significant transactions related to ETI H2O, Inc. during the periods presented in the condensed consolidated financial statements. All inter-company balances and transactions have been eliminated. All references to “PURE,” “we,” “our,” “us” and the “Company” refer to PURE Bioscience, Inc. and our wholly owned subsidiary.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information pursuant to the instructions to Form 10-Q and Article 10/Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2018 are not necessarily indicative of the results that may be expected for other quarters or the year ending July 31, 2018. The July 31, 2017 Balance Sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in our Annual Report on Form 10-K. For more complete information, these unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended July 31, 2017 included in our Annual Report on Form 10-K covering such period filed with the Securities and Exchange Commission, or SEC, on October 26, 2017.

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

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of April 30, 2018, we have incurred a cumulative net loss of $115,540,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of April 30, 2018, we had $1,018,000 in cash and cash equivalents, and $486,000 of accounts payable. As of April 30, 2018, we have no long-term debt. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof, and based on our current plans and available resources, we believe we can maintain our current operations through the end of July 2018. As a result, to continue to fund our ongoing operations, beyond July 2018, we would need to secure significant additional capital and we intend to evaluate various capital raising alternatives to fund our operations, although we have no capital raising arrangements in place. If we were unable to secure additional capital on a timely basis or at all, we will be required to curtail our current business plans and substantially reduce our expenses and development costs such as reducing our headcount and limiting our sales and marketing efforts and may ultimately be required to cease operations altogether. Moreover, our expenses may exceed our current plans and expectations, which would require us to secure additional capital or wind-down our operations sooner than anticipated.

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

3. Net Loss Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Our diluted net loss per common share is the same as our basic net loss per common share because we incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an anti-dilutive effect. As of April 30, 2018 and 2017, the number of shares issuable upon the exercise of stock options, the vesting of restricted stock units, and the exercise of warrants, none of which are included in the computation of basic and diluted net loss per common share, was 12,932,189 and 13,409,795, respectively.

4. Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments. For the three and nine months ended April 30, 2018 and 2017, our comprehensive loss consisted only of net loss.

5. Inventory

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Inventories consist of the following:

	April 30, 2018	July 31, 2017
Raw materials	$53,000	$82,000
Finished goods	222,000	191,000
	$275,000	$273,000

During November of 2017, we wrote-off $26,000 of inventory destroyed in a third-party warehouse fire. During the three months ended April 30, 2018, we received $45,000 from an insurance claim for the replacement cost of the inventory destroyed in the fire. As a result, we recorded a gain of $19,000 reflected in the other income section of our condensed consolidated statements of operations.

6. Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the three and nine months ended April 30, 2018 and 2017, no impairment of long-lived assets was indicated or recorded.

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

The following table provides a reconciliation of the beginning and ending balances of the derivative liabilities for the nine months ended April 30, 2018:

Fair Value of Significant Unobservable Inputs (Level 3)

Warrant
Liabilities
Balance at July 31, 2017	$1,853,000
Issuances	—
Settlement of warrant liabilities	(1,394,000)
Adjustments to estimated fair value	(459,000)
Balance at April 30, 2018	$—

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

On September 25, 2017, we completed the first closing of a tender offer (the “Tender Offer”) to amend and exercise outstanding warrants to purchase shares of our common stock held by the investors participating in the 2015 Private Placement Financing and our 2014 and 2017 private placement financings. As a result, 1,599,135 warrants issued in connection with the 2015 Private Placement Financing were exercised for cash. In addition, there was a net exercise on 118,057 warrants which resulted in the issuance of 63,811 shares of our common stock. The net exercised warrants were issued in connection with the 2015 Private Placement Financing. The change in fair value of the warrant liabilities on September 25, 2017 was recorded as a change in derivative liabilities in the condensed consolidated statements of operations. The fair value on the exercise date was returned to additional paid-in capital and is reflected in the settlement of warrant liability section on the table in Note 7. The following assumptions were used as inputs to the fair value model at September 25, 2017: stock price of $1.00 per share and a warrant exercise price of $0.45 per share as of the valuation date; our historical stock price volatility of 70.00%; risk free interest rate on U.S. treasury notes of 1.6%; warrant expiration of 3.2 years (See Note 9 to these condensed consolidated financial statements).

On October 10, 2017, we completed a second and final closing of the Tender Offer. As a result, 268,909 warrants issued in connection with the 2015 Private Placement Financing were exercised. The change in fair value of the warrant liabilities on October 10, 2017 was recorded as a change in derivative liabilities in the condensed consolidated statements of operations. The fair value on the exercise date was returned to additional paid-in capital and is reflected in the settlement of warrant liability section on the table in Note 7. The following assumptions were used as inputs to the fair value model at October 10, 2017: stock price of $1.03 per share and a warrant exercise price of $0.45 per share as of the valuation date; our historical stock price volatility of 70.00%; risk free interest rate on U.S. treasury notes of 1.6%; warrant expiration of 3.1 years (See Note 9 to these condensed consolidated financial statements).

During the nine months ended April 30, 2018, all remaining warrants containing derivative features issued in connection with the 2015 Private Placement Financing were exercised.

As of April 30, 2018, the total value of the derivative liabilities was zero. The change in fair value of the warrant liabilities for the nine months ended April 30, 2018 and 2017, was a decrease of $459,000 and $153,000, respectively, which was recorded as a change in derivative liabilities in the condensed consolidated statements of operations. The change in fair value of the warrant liabilities for the three months ended April, 2018 and 2017, was zero and an increase of $147,000, respectively, which was recorded as a change in derivative liabilities in the condensed consolidated statements of operations.

9. Stockholders’ Equity

Preferred Stock

As of April 30, 2018, the Company’s Board of Directors is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.01 per share, in one or more series. As of April 30, 2018 and July 31, 2017, there were no shares of preferred stock issued and outstanding.

Common Stock

As of April 30, 2018, 100,000,000 shares of common stock with a par value of $0.01 per share are authorized for issuance.

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

Additional Warrant Exercise

During the nine months ended April 30, 2018, there was a net exercise on 573,057 warrants which resulted in the issuance of 158,342 shares of our common stock. As these warrants were net exercised, as permitted under the respective warrant agreement, we did not receive any cash proceeds. 198,057 of the warrants exercised during the period were issued in connection with the Original Warrants discussed above.

Other Activity

On October 1, 2017, we entered into a two-year service agreement for business development services. In accordance with the agreement we issued 50,000 shares of common stock, with a value of $51,000. The value was capitalized to prepaid expense and is being amortized over the term of the agreement. During the three and nine months ended April 30, 2018, we recognized $6,000 and $15,000 of expense related to these services, respectively.

On April 13, 2016, we entered into a two-year service agreement for general financial advisory services. In accordance with the agreement we issued 250,000 shares of common stock, with a value of $290,000. The value was capitalized to prepaid expense and is being amortized over the term of the agreement. During the three and nine months ended April 30, 2018, we recognized $28,000 and $100,000 of expense related to these services, respectively. In addition, during the three and nine months ended April 30, 2017, we recognized $36,000 and $108,000 of expense related to these services, respectively.

10. Share-Based Compensation

Restricted Stock Units

During the nine months ended April 30, 2018, the Compensation Committee of the Board of Directors authorized the issuance of 300,000 Restricted Stock Units (“RSUs”) to newly appointed members of our Board of Directors. 50% of the RSUs vested on January 15, 2018. The remaining 50% of the RSUs will vest on the earlier of the date of our annual meeting of stockholders held in 2019 or January 15, 2019. In addition, we issued 375,000 RSUs to third-party consultants, of which 300,000 are performance based. We currently do not expect the 300,000 RSUs to vest. Each RSU represents the right to receive one share of common stock, issuable at the time the RSU is delivered and subsequently settles, as set forth in the Restricted Stock Unit Agreement.

Of the 2,316,250 unvested RSUs outstanding at April 30, 2018, we currently expect 1,131,250 to vest. As of April 30, 2018, there was $1,059,000 of unrecognized non-cash compensation cost related to RSUs we expect to vest, which will be recognized over a weighted average period of 2.69 years. During the three and nine months ended April 30, 2018, 18,750 and 443,750 RSUs vested, based on service conditions, respectively. Of the 443,750 RSUs that vested during the nine months ended April 30, 2018, 375,000 shares have not been delivered and remain outstanding, as set forth in the RSU agreements.

For the three months ended April 30, 2018 and 2017, share-based compensation expense for RSUs was $151,000 and $23,000, respectively. For the nine months ended April 30, 2018 and 2017, share-based compensation expense for outstanding RSUs was $696,000 and $98,000, respectively.

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

During the nine months ended April 30, 2017, $87,000 of pre-vest expense was reversed as a result of the RSU cancelation.

Stock Option Plans

2007 Equity Incentive Plan

In February 2016, we amended and restated our 2007 Equity Incentive Plan, the (“2007 Plan”), to, among other changes, increase the number of shares of common stock issuable under the 2007 Plan by 4,000,000 shares and extend the term of the 2007 Plan until February 4, 2026. The 2007 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of April 30, 2018, there were approximately 611,000 shares available for issuance under the 2007 Plan.

2017 Equity Incentive Plan

Approved by our shareholders in January 2018, the 2017 Equity Incentive Plan, the (“2017 Plan”), has a share reserve of 5,000,000 shares of common stock, which were registered under a Form S-8 filed with the SEC in February 2018. The 2017 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of April 30, 2018, there were 3,280,000 shares available for issuance under the 2017 Plan.

During the nine months ended April 30, 2018, we issued 2,045,000 stock options at various exercise prices to employees, directors, and consultants. The options vest between two and five years and carry a five year term.

During the three months ended April 30, 2018, the Compensation Committee of the Board of Directors extended the expiration terms of 740,000 employee options by three years. We accounted for the option modification under ASC Topic 718 and recorded a one-time expense of $203,000, which was expensed under the share-based compensation line item on the condensed consolidated statements of operations.

A summary of our stock option activity is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 31, 2017	5,759,843	$1.25	$1,120,000
Granted	2,045,000	$0.85
Exercised	—	$—
Cancelled	(50,000)	$1.15
Outstanding at April 30, 2018	7,754,843	$1.15	$—

The weighted average expected term of options outstanding at April 30, 2018 was 5.48 years.

At April 30, 2018, options to purchase 4,022,343 shares of common stock were exercisable. These options had a weighted-average exercise price of $1.28, an aggregate intrinsic value of zero, and a weighted average expected term of 4.14 years. The weighted average grant date fair value for options granted during the nine months ended April 30, 2018 was $0.44. The total unrecognized compensation cost related to unvested stock option grants as of April 30, 2018 was approximately $1,735,000 and the weighted average period over which these grants are expected to vest is 2.51 years.

For the three months ended April 30, 2018 and 2017, share-based compensation expense for stock options was $226,000 and $251,000 respectively. For the nine months ended April 30, 2018 and 2017, share-based compensation expense for stock options, excluding the modification discussed above, was $1,076,000 and $712,000 respectively.

We use the Black-Scholes valuation model to calculate the fair value of stock options. Share-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	Three Months Ended April 30, 2018	Three Months Ended April 30, 2017	Nine Months Ended April 30, 2018	Nine Months Ended April 30, 2017
Volatility	66.33%	74.10%	70.16%	74.13%
Risk-free interest rate	2.34%	1.51%	2.26%	1.48%
Dividend yield	0.0%	—%	0.0%	0.0%
Expected life	2.93	2.88	3.41 years	2.87 years

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017. We will adopt ASU 2014-09 in the first fiscal quarter of 2019. We currently do not have any material revenue contracts with customers and will review any new contracts entered into prior to the adoption of the new standard. We are evaluating the effect that this update will have on our consolidated financial statements and related disclosures. We plan to adopt the accounting standard using the modified retrospective transition approach.

In December 2017, the United States (“U.S.”) enacted the Tax Cuts and Jobs Act (the “2017 Act”), which changes existing U.S. tax law and includes various provisions that are expected to affect public companies. The 2017 Act (i) changes U.S. corporate tax rates, (ii) generally reduces a company’s ability to utilize accumulated net operating losses, and (iii) requires the calculation of a one-time transition tax on certain previously unrepatriated foreign earnings and profits (“E&P”). The 2017 Act will also impact estimates of a company’s deferred tax assets and liabilities. We are currently in the early stages of evaluating the financial statement impact of the 2017 Act. Based on initial assessments, we expect significant adjustments to our gross deferred tax assets and liabilities; however, we also expect to record a corresponding offset to our estimated full valuation allowance against our net deferred tax assets, which should result in minimal net effect to our provision for income taxes. In accordance with SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), we have not recorded any provisional income tax effects of the 2017 Act in our condensed consolidated financial statements as our anticipated impact is minimal and we do not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete accounting for the change in tax law.

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

We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof and based on our current plans and available resources, we believe we can maintain our current operations through the end of July 2018. As a result, to continue to fund our ongoing operations, beyond July 2018, we would need to secure significant additional capital and we intend to evaluate various capital raising alternatives to fund our operations, although we have no capital raising arrangements in place. If we were unable to secure additional capital on a timely basis or at all, we will be required to curtail our current business plans and substantially reduce our expenses and development costs such as reducing our headcount and limiting our sales and marketing efforts and may ultimately be required to cease operations altogether. Moreover, our expenses may exceed our current plans and expectations, which would require us to secure additional capital or wind-down our operations sooner than anticipated.

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

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of April 30, 2018, we have incurred a cumulative net loss of $115,540,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of April 30, 2018, we had $1,018,000 in cash and cash equivalents, and $486,000 of accounts payable. As of April 30, 2018, we have no long-term debt. In October 2017, we completed the Tender Offer, resulting in net receipts of approximately $2.6 million in cash proceeds from the exercise of 4,756,163 outstanding warrants. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof and based on our current plans and available resources, we believe we can maintain our current operations through the end of the July 2018. As a result, to continue to fund our ongoing operations, beyond July 2018, we would need to secure significant additional capital and we intend to evaluate various capital raising alternatives to fund our operations, although we have no capital raising arrangements in place. If we were unable to secure additional capital on a timely basis or at all, we will be required to curtail our current business plans and substantially reduce our expenses and development costs such as reducing our headcount and limiting our sales and marketing efforts and may ultimately be required to cease operations altogether. Moreover, our expenses may exceed our current plans and expectations, which would require us to secure additional capital or wind-down our operations sooner than anticipated.

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

Comparison of the Three Months Ended April 30, 2018 and 2017

Net Product Sales

Net product sales were $390,000 and $338,000 for the three months ended April 30, 2018 and 2017, respectively. The increase of $52,000 was primarily attributable to increased sales in the food safety industry for both existing and new customers.

For the three months ended April 30, 2018, three individual customers each accounted for 11%, of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

For the three months ended April 30, 2017, two individual customer accounted for 23% and 17%, of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

Cost of Goods Sold

Cost of goods sold was $166,000 and $132,000 for the three months ended April 30, 2018 and 2017, respectively. The increase of $34,000 was primarily attributable to increased product sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 57% and 61% for the three months ended April 30, 2018 and 2017, respectively. The decrease in gross margin percentage was primarily attributable to the sale of lower margin formulations and packaging configurations of our products during the quarter ended April 30, 2018, as compared with the prior period.

Selling, General and Administrative Expense

Selling, general and administrative expense was $1,239,000 and $1,302,000 for the three months ended April, 2018 and 2017, respectively. The decrease of $63,000 was primarily attributable to decreased professional service fees and personnel costs.

Research and Development Expense

Research and development expense was $117,000 and $222,000 for the three months ended April 30, 2018 and 2017, respectively. The decrease of $105,000 was primarily attributable to reduced personnel costs and reduced spending on research supporting our FDA approvals.

Share-Based Compensation

Share-based compensation expense was $579,000 and $275,000 for the three months ended April 30, 2018 and 2017, respectively. The increase of $304,000 is primarily due to the modification to existing stock options and the vesting of stock options and restricted stock units granted to employees, directors and consultants supporting our selling, general and administrative, and research and development functions. (See Note 10 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

Change in Derivative Liabilities

Change in derivative liabilities for the three months ended April 30, 2018 was zero. All warrant containing derivative features were exercised during the three months ended October 31, 2017 (See Notes 8 and 9 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q). Change in derivative liabilities for the three months ended April 30, 2017 was an increase of $147,000. The overall increase in the derivative liability for the three months ended April 30, 2017 was due to updates to the assumptions used in the fair value pricing model at the end of the reporting period.

Interest Expense

Interest expense for the three months ended April 30, 2018 and 2017 was $1,000, respectively.

Other Income

Other income for the three months ended April 30, 2018 and 2017 was $20,000 and $3,000, respectively. The increase of $17,000 was due to a gain recorded for the replacement cost of inventory destroyed in a third-party warehouse fire (See Note 5 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

Comparison of the Nine Months Ended April 30, 2018 and 2017

Net Product Sales

Net product sales were $1,265,000 and $1,316,000 for the nine months ended April 30, 2018 and 2017, respectively. The decrease of $51,000 was primarily attributable to reduced food safety sales and fluctuations within our existing legacy customer base.

For the nine months ended April 30, 2018, three individual customers accounted for 29%, 11% and 10%, of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

For the nine months ended April 30, 2017, three individual customers accounted for 26%, 23% and 11% of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

Cost of Goods Sold

Cost of goods sold was $473,000 and $531,000 for the nine months ended April 30, 2018 and 2017, respectively. The decrease of $58,000 was primarily attributable to decreased product sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 63% and 60% for the nine months ended April 30, 2018 and 2017, respectively. The increase in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the nine months ended April 30, 2018 as compared with the prior period.

Selling, General and Administrative Expense

Selling, general and administrative expense was $4,102,000 and $3,972,000 for the nine months ended April 30, 2018 and 2017, respectively. The increase of $130,000 was primarily attributable to increased business development and board of director’s expense, as well as, professional services.

Research and Development Expense

Research and development expense was $381,000 and $684,000 for the nine months ended April 30, 2018 and 2017, respectively. The decrease of $303,000 was primarily attributable to reduced personnel costs and reductions in third-party testing and research supporting our FDA approval efforts.

Share-Based Compensation

Share-based compensation expense was $1,975,000 and $723,000 for the nine months ended April 30, 2018 and 2017, respectively. The increase of $1,252,000 is primarily due to the modification to existing stock options, as well as, the vesting of stock options and restricted stock units granted to employees, directors and consultants supporting our selling, general and administrative, and research and development functions.

Change in Derivative Liability

Change in derivative liabilities for the nine months ended April 30, 2018 and 2017 was a decrease of $459,000 and $153,000, respectively. The overall decrease in the derivative liability is due to updates to the assumptions used in the fair value pricing model for warrants at the date the warrants were exercised (See Notes 8 and 9 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

Inducement to exercise warrants

During the nine months ended April 30, 2018, we completed a tender offer to amend outstanding warrants held by the investors participating in our 2014, 2015 and 2017 private placement financings. In accordance with the terms of the tender offer the strike price for all three series of warrants was reduced. As a result, we recorded a one-time inducement expense of $876,000.

Interest Expense

Interest expense for the nine months ended April 30, 2018 and 2017 was $3,000 and $4,000, respectively.

Other Income

Other income for the nine months ended April 30, 2018 and 2017 was $28,000, respectively.

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

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of April 30, 2018 we have incurred a cumulative net loss of $115,540,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of April 30, 2018, we had $1,108,000 in cash and cash equivalents compared with $1,640,000 in cash and cash equivalents as of July 31, 2017. Additionally, as of April 30, 2018, we had $623,000 of current liabilities, including $486,000 in accounts payable, compared with $2,528,000 of current liabilities, including $426,000 in accounts payable as of July 31, 2017. The net decrease in current liabilities was primarily due to the removal of the derivative liability incurred from the issuance of warrants associated with our November 2015 financing (See Notes 8 and 9 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

While we completed a tender offer to amend and exercise outstanding warrants held by the investors participating in our 2014, 2015 and 2017 private placement financings, resulting in net receipts of approximately $2.6 million in cash proceeds from the exercise of 4,756,163 outstanding warrants, we do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof and based on our current plans and available resources, we believe we can maintain our current operations through the end of July 2018. As a result, to continue to fund our ongoing operations, beyond July 2018, we would need to secure significant additional capital and we intend to evaluate various capital raising alternatives to fund our operations, although we have no capital raising arrangements in place. If we were unable to secure additional capital on a timely basis or at all, we will be required to curtail our current business plans and substantially reduce our expenses and development costs such as reducing our headcount and limiting our sales and marketing efforts and may ultimately be required to cease operations altogether. Moreover, our expenses may exceed our current plans and expectations, which would require us to secure additional capital or wind-down our operations sooner than anticipated.

In addition, from time to time we have entered into employment agreements with our executives that, under certain cases, provide for the continuation of salary and certain other benefits if these executives are terminated under specified circumstances. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. As of April 30, 2018, no events have occurred resulting in the obligation of any such payments.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, concluded that there were no changes in our internal controls over financial reporting during the three months ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have a history of recurring losses, and as of April, 2018, we have incurred a cumulative net loss of $115,540,000. As of April 30, 2018, we had $1,018,000 in cash and cash equivalents and $486,000 in accounts payable. During the nine months ended April 30, 2018, our cash outflows for operating activities and for investments in patents and fixed assets were $3.3 million. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof, and we will need to raise additional capital to continue our operations and to implement our business plan, which capital may not be available on acceptable terms or at all. Based on our current plans and available resources, we believe we can maintain our current operations through the end of July 2018. As a result, to continue to fund our ongoing operations, beyond July 2018, we would need to secure significant additional capital. If we were unable to secure additional capital on a timely basis or at all, we will be required to curtail our current business plans and substantially reduce our expenses and development costs such as reducing our headcount and limiting our sales and marketing efforts and may ultimately be required to cease operations altogether. Moreover, our expenses may exceed our current plans and expectations, which would require us to secure additional capital or wind-down our operations sooner than anticipated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

3.1	Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.1.1	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.2	Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

3.2.1	Amendment to the Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

4.1	Form of Investor Warrant (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed with the SEC on September 2, 2009)

4.2	Wharton Capital Markets LLC Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on March 16, 2012)

4.3	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on September 13, 2012)

4.4	Morrison & Foerster LLP Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on January 31, 2013)

4.5	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC April 23, 2013)

4.6	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC August 27, 2014)

4.7	Form of Investor Warrant in 2016 Private Placement Financing (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC December 7, 2016)

4.8	Form of Placement Agent Warrant in 2016 Private Placement Financing (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed with the SEC December 7, 2016)

31.1 *	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 30, 2018 and July 31, 2017; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2018 and 2017; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2018 and 2017; and (iv) Notes to Condensed Consolidated Financial Statements.

*          Filed herewith.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE, INC.

Date: June 13, 2018	By:	/s/ HENRY R. LAMBERT
Henry R. Lambert, Chief Executive Officer (Principal Executive Officer)

Date: June 13, 2018	By:	/s/ MARK S. ELLIOTT
Mark S. Elliott, Vice President, Finance
(Principal Financial and Accounting Officer)

