Form 10-K
period 2018-07-31
PURE BIOSCIENCE, INC.
filed 2018-10-25
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting stock held by non-affiliates, as of the last day of the registrant’s second quarter, was approximately $39,000,000 (computed on the basis of the closing price of the common stock on the OTCQB Bulletin Board on January 31, 2018). For purposes of this computation only, all executive officers, directors and 10% or greater stockholders have been deemed affiliates.

As of October 25, 2018, there were 71,582,122 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

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

In July 2016, we received a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry. In January 2017, we submitted an additional FCN to the FDA to allow use of higher SDC concentrations in poultry processing, allowing the flexibility to adjust to varying plant and processing conditions. In May 2017, we received a Final Letter from the FDA for this FCN as well as a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for the higher concentrations of SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry. We are currently focused on completing in-plant validation trials for PURE Control in pre- and post OLR poultry processing applications, which represents approximately 65% to 75% of the total processing aid market for poultry processing. We are also conducting in-plant trials to optimize the application of PURE Control in OLR to attempt to gain USDA approval for use in this stage of poultry processing.

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

In July 2016, we received a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry. In January 2017, we submitted an additional FCN to the FDA to allow use of higher SDC concentrations in poultry processing, allowing the flexibility to adjust to varying plant and processing conditions. In May 2017, we received a Final Letter from the FDA for this FCN as well as a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for the higher concentrations of SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry. We are currently focused on completing in-plant validation trials for PURE Control in pre- and post OLR poultry processing applications, which represents approximately 65% to 75% of the total processing aid market for poultry processing. We are also conducting in-plant trials to optimize the application of PURE Control in OLR to attempt to gain USDA approval for use in this stage of poultry processing.

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

Research and Development

We recognize the importance of innovation to our business strategy and long-term success. A key aspect of our business strategy is to leverage our technology platform to develop additional proprietary products and applications, including end use products and raw material formulations derived from our technology platform. We conduct our primary research and development activities in-house and use third-party laboratories to conduct independent testing. We also engage development partners to perform research and development activities at their own expense for specific products and processes using SDC. Amounts spent on research and development activities during the fiscal years ended July 31, 2018 and 2017 were $459,000 and $779,000, respectively.

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

Sales Concentration

Net product sales were $1,774,000 and $1,831,000 for the years ended July 31, 2018 and 2017, respectively. For the year ended July 31, 2018, three individual customers accounted for 20%, 16% and 11%, of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. For the year ended July 31, 2017, two individual customers accounted for 33% and 19%, of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. For the years ended July 31, 2018 and 2017, all net product sales occurred in the United States.

From time to time, one or a small number of our customers may represent a significant percentage of our revenue. Our three largest customers accounted for 47% of our revenue for the fiscal year ended July 31, 2018. Although we have agreements with many of our customers, these agreements typically do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers to significantly reduce the amount of product ordered or license fees paid, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

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

Employees

As of October 25, 2018, we employed 9 full-time and 2 part-time employees. We believe that we have been successful in attracting skilled and experienced personnel, but competition for personnel is intense and there can be no assurance that we will be able to attract and retain qualified personnel in the future. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

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

We have a history of recurring losses, and as of July 31, 2018, we have incurred a cumulative net loss of approximately $117 million. As of July 31, 2018, we had $851,000 in cash and cash equivalents and $608,000 in accounts payable.

On August 16, 2018, we completed a closing of a private placement financing to accredited investors. We raised approximately $1.5 million in net proceeds from the private placement and issued an aggregate of 3,333,964 shares of our common stock at a purchase price of $0.45 per share, including the conversion of approximately $0.5 million held in the form of a promissory note as of July 31, 2018. The shares issued in the private placement financing were issued pursuant to a securities purchase agreement entered into with the investors. Mr. Tom Y. Lee, a member of the Company’s Board of Directors invested approximately $1.0 million through his affiliates, including approximately $0.5 million of cash and the cancellation of existing indebtedness in the amount of approximately $0.5 million that was held in the form of a promissory note payable as of July 31, 2018. During year ended July 31, 2018, our cash outflows for operating activities and for investments in patents and fixed assets were $3.9 million. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof, and we will need to raise additional capital to continue our operations and to implement our business plan, which capital may not be available on acceptable terms or at all. To help extend our operating window, we have reduced our headcount and limited our research and product development activities. Based on our current plans and available resources, we believe we can maintain our current operations through the end of January 2019. We estimate that the costs to wind-down our operations in an orderly manner will cost approximately $500,000. As a result, we need to secure significant additional capital to continue to fund our operations beyond January 2019.

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

If we do not obtain additional capital from external sources, we will not have sufficient working capital to fund our planned operations or be able to continue as a going concern. Further, if we further reduce our expenses and capital expenditures, we may not be able to effectively execute our business plan We cannot assure you that additional financing will be available when needed or that, if available, we can obtain financing on terms favorable to us or to our stockholders. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. Further, any contracts or license arrangements we enter into to raise funds may require us to relinquish our rights to our products or technology, and we cannot assure you that we will be able to enter into any such contracts or license arrangements on acceptable terms, or at all. Having insufficient funds may require us to delay or scale back our marketing, distribution and other commercialization activities or cease our operations altogether.

We have a history of losses, and we may not achieve or maintain profitability.

We had a loss of $7.4 million for the fiscal year ended July 31, 2018, and a loss of $6.3 million for the fiscal year ended July 31, 2017. As of July 31, 2018, we have incurred a cumulative net loss of approximately $117 million. Although we believe we are making progress on implementing our business plan focused on the food safety market, we expect to continue to have losses in future periods. None of our existing agreements, including those with Subway and Chipotle, contain provisions that guarantee us any minimum revenues. If the penetration into the marketplace of PURE Hard Surface, PURE Control and our other SDC-based products is unsuccessful, our revenue growth is slower than anticipated or our operating expenses exceed expectations, it may take an unforeseen period of time to achieve or maintain profitability, and we may never achieve or maintain profitability. Slower than anticipated revenue growth could force us to reduce our sales and marketing efforts, our product testing and optimization, and our product development and regulatory initiatives, and/or force us to reduce the size and scope of our operations, to sell or license our technologies to third parties, or to cease operations altogether. Given our recent introduction of our SDC-based products in the food safety market, we are unable to predict the extent of our future losses or when we will generate sufficient revenues to become profitable, and it is possible we will never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

As of October 25, 2018, we have 84,419,311 shares of common stock issued and outstanding or reserved for issuance under equity compensation plans, vested and unvested options, warrants, and unvested restricted stock units. Our current authorized capital stock is limited to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Any increase in our authorized capital stock would require the approval of a majority of our shareholders as well as the approval of our Board of Directors. If we were unable to increase our authorized capital stock for any reason, our ability to raise additional capital through the issuance of equity or convertible debt would be severely compromised and we may be unable to obtain equity or convertible debt capital at all.

Because we only recently focused our business on the food safety market, it is difficult to evaluate our prospects.

Our success will depend on our ability to increase customer awareness and adoption of our food safety product offerings, PURE Hard Surface and PURE Control. We only began focusing our business on developing and offering products that address food safety risks across the food industry supply chain in August 2013. In addition, we only recently received the required FDA and USDA approvals to market PURE Control as a direct food contact processing aid for fresh produce and as a spray or dip applied to raw poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing. We are still pursuing the required USDA approval for use of PURE Control in OLR processing of raw poultry. Further, we are currently working on completing in-plant validation trials to test the effectiveness of PURE Control in actual in-plant use and to optimize the application of PURE Control for poultry processing. Due to the recent introduction of our food safety products and the importance of food safety to our customers, the sales cycle to secure new customers is long and unpredictable. We have encountered and likely will continue to encounter risks and difficulties associated with introducing or establishing new commercial products in this highly competitive and rapidly evolving market. These risks include the following, among others:

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

From time to time, one or a small number of our customers may represent a significant percentage of our revenue. Our three largest customers accounted for 47% of our net product sales for the fiscal year ended July 31, 2018. Our two largest customers accounted for 20% and 16% of net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. Although we have agreements with many of our customers, these agreements typically do not prohibit customers from purchasing products and services from competitors or contain minimum purchase obligations. A decision by any of our major customers to significantly reduce the amount of product ordered or license fees paid, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

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

Our success depends largely on the execution of our business strategy by our management team and the members of our Board of Directors. Our Board and management will be evaluating how to best execute our near-term strategy to drive customer adoption in the food industry by addressing food safety solutions across the supply chain in order to prevent or mitigate food contamination or the potential for food-borne illness with specific customer focus in foodservice providers, food processors and food manufacturers. Our directors, executive officers and key personnel could terminate their services with us at any time without notice and without penalty. For example in August 2018, Mr. Pfanzelter retired from the Board and his position as Chairman of the Board. Additionally, we do not maintain key person life insurance policies on our directors, executive officers or other employees. The loss of one or more of our directors, executive officers or key employees could seriously harm our ability to execute on our business strategy, which could harm our business, results of operations, financial condition, and/or the market price of our common stock. We cannot assure you that in such an event we would be able to recruit qualified personnel able to replace these individuals in a timely manner, or at all, on terms acceptable to either us or to any qualified candidate. Even if we were able to replace any such individuals in a timely manner, if we are unable to effectively integrate new executive officers or key employees, our operations and prospects could be harmed.

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

At July 31, 2018, we had federal and state tax net operating loss carry-forwards of approximately $106.1 million and $60.9 million, respectively. Utilization of these net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred, including with respect to our recent private placements, or that could occur in the future, as required by Section 382 of the Internal Revenue Code as well as similar state provisions. These ownership changes may limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since our formation, we have raised capital through the issuance of capital stock on several occasions (both before and after our initial public offering in 1996) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future based upon subsequent disposition. While we believe that we have not experienced an ownership change, the pertinent tax rules related thereto are complex and subject to varying interpretations, and thus the applicable taxing authorities may take an alternative position.

Our current federal tax loss carry-forwards begin expiring in the year ended July 31, 2019 and, unless previously utilized, will completely expire in the year ending July 31, 2038. The balance of our current federal net operating loss carry-forwards will expire between July 31, 2019 and July 31, 2038. Our state tax loss carry-forwards began to expire in the year ending July 31, 2018, and will completely expire in the year ending July 31, 2038. If we are unable to earn sufficient profits to utilize the carry-forwards by these dates, they will no longer be available to offset future profits, if any.

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

On October 24, 2018, the closing price of our common stock reported on the OTCQB was $0.47 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices of our common stock, as reported on the OTCQB.

	High	Low
Year Ended July 31, 2018
First Quarter	$1.30	$0.93
Second Quarter	$1.16	$0.84
Third Quarter	$0.95	$0.55
Fourth Quarter	$0.89	$0.55

	High	Low
Year Ended July 31, 2017
First Quarter	$1.28	$0.78
Second Quarter	$1.10	$0.75
Third Quarter	$1.09	$0.83
Fourth Quarter	$1.36	$0.92

Holders

As of October 24, 2018, we had approximately 234 holders of record of our common stock. This does not include beneficial owners holding common stock in street name.

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

In July 2016, we received a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry. In January 2017, we submitted an additional FCN to the FDA to allow use of higher SDC concentrations in poultry processing, allowing the flexibility to adjust to varying plant and processing conditions. In May 2017, we received a Final Letter from the FDA for this FCN as well as a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for the higher concentrations of SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry. We are currently focused on completing in-plant validation trials for PURE Control in pre- and post OLR poultry processing applications, which represents approximately 65% to 75% of the total processing aid market for poultry processing. We are also conducting in-plant trials to optimize the application of PURE Control in OLR to attempt to gain USDA approval for use in this stage of poultry processing.

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

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of July 31, 2018, we have incurred a cumulative net loss of $116,924,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of July 31, 2018, we had $851,000 in cash and cash equivalents, and $1,281,000 of current liabilities, including $608,000 in accounts payable. On August 16, 2018, we completed a private placement financing to accredited investors. We raised approximately $1.5 million in net proceeds from the private placement financing and issued an aggregate of 3,333,964 shares of our common stock at a purchase price of $0.45 per share, including the conversion of approximately $0.5 million held in the form of a promissory note as of July 31, 2018. The shares issued in the private placement financing were issued pursuant to a securities purchase agreement entered into with the investors. Mr. Tom Y. Lee, a member of the Company’s Board of Directors invested approximately $1.0 million through his affiliates, including approximately $0.5 million of cash and the cancellation of existing indebtedness in the amount of approximately $0.5 million that was held in the form of a promissory note payable as of July 31, 2018. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof. We believe we have sufficient cash resources to fund our operations through January 2019.

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

Results of Operations – Comparison of the Years Ended July 31, 2018 and 2017

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

Net Product Sales

Net product sales were $1,774,000 and $1,831,000 for the years ended July 31, 2018 and 2017, respectively. The decrease of $57,000 was primarily attributable to reduced sales within our existing legacy, non-food safety, customer base. Our top three customers accounted for $845,000 of net product sales for the year ended July 31, 2018.

For the year ended July 31, 2018, three individual customers accounted for 20%, 16% and 11%, of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales occurred in the United States.

For the year ended July 31, 2017, two individual customers accounted for 33% and 19%, of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales occurred in the United States.

Cost of Goods Sold

During the year ended July 31, 2018 and 2017, we wrote-off $58,000 and $50,000 for damaged and slow moving finished goods inventory, respectively.

Cost of goods sold was $763,000 and $760,000 for the years ended July 31, 2018 and 2017, respectively. Cost of goods sold, excluding the inventory write-off discussed above, was $705,000 and $710,000 for the years ended July 31, 2018 and 2017, respectively.

Gross margin, as a percentage of net product sales, excluding the inventory write-off discussed above, was 60% and 61% for the years ended July 31, 2018 and 2017, respectively. The decrease in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the fiscal year ended July 31, 2017 as compared with the current year.

Selling, General and Administrative Expense

Selling, general and administrative expense was $5,235,000 and $5,230,000 for the years ended July 31, 2018 and 2017, respectively. The increase of $5,000 was primarily attributable to increased business development and board of director’s expense, offset by reduced personnel costs.

Research and Development Expense

Research and development expense was $459,000 and $779,000 for the years ended July 31, 2018 and 2017, respectively. The decrease of $320,000 was primarily attributable to reduced personnel costs and reductions in third-party testing and research supporting our FDA approval efforts.

Share-Based Compensation

Share-based compensation expense was $2,359,000 and $1,070,000 for the years ended July 31, 2018 and 2017, respectively. The increase of $1,289,000 is primarily attributable to incremental expense recognized due to the modification to existing stock options, as well as, the vesting of stock options and restricted stock units granted to employees, directors and consultants supporting our selling, general and administrative, and research and development functions

Change in Derivative Liability

Change in derivative liabilities for the fiscal year ended July 31, 2018 and 2017 was a decrease of $459,000 and an increase of $277,000, respectively. The overall decrease in the derivative liability is due to updates to the assumptions used in the fair value pricing model for warrants at the date the warrants were settled.

Inducement to Exercise Warrants

During the fiscal year ended July 31, 2018, we completed a tender offer to amend outstanding warrants held by the investors participating in our 2014, 2015 and 2017 private placement financings. In accordance with the terms of the tender offer, the strike price for all three series of warrants was reduced. As a result, we recorded a one-time inducement expense of $876,000.

Interest Expense, net

Interest expense for the years ended July 31, 2018 and 2017 was $8,000 and $5,000, respectively.

Other Income, net

Other income for the years ended July 31, 2018 and 2017 was $25,000 and $27,000, respectively.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of July 31, 2018 we have incurred a cumulative net loss of $116,924,000.

Warrant Tender Offer

On October 10, 2017, we closed a tender offer on Schedule TO, pursuant to which we had offered existing warrant holders the opportunity to (i) reduce the exercise price of the warrants to purchase 4,104,980 shares of common stock issued to investors participating in our private placement financing completed on August 29, 2014, as amended (the “2014 Warrants”) from $0.75 per share to $0.60 per share of common stock in cash, (ii) reduce the exercise price of outstanding warrants to purchase 1,986,101 shares of common stock issued to investors participating in our private placement financing completed on November 23, 2015 (the “2015 Warrants”) from $0.45 per share to $0.40 per share of common stock in cash, (iii) reduce the exercise price of the outstanding warrants to purchase 1,572,941 shares of common stock issued to investors participating in our private placement financing completed on January 23, 2017 (the “2017 Warrants”, together with the 2014 Warrants and 2015 Warrants, the “Original Warrants”) from $1.25 per share to $0.85 per share of common stock in cash,(iv) shorten the exercise period of the Original Warrants so that they expired concurrently with the expiration of the tender offer and (v) make certain other changes and amendments.

In connection with the initial and subsequent closings of the tender offer, we issued 1,491,649 shares of common stock upon exercise of 2014 Warrants, 1,858,044 shares of common stock upon exercise of 2015 Warrants and 1,396,470 shares of common stock upon exercise of 2017 Warrants, for aggregate gross proceeds to us of approximately $2,830,000. Original Warrants to purchase an aggregate of 4,756,163 shares of common stock were tendered and exercised in the tender offer for aggregate net proceeds to us of approximately $2,632,000. Garden State Securities Inc. assisted the Company as warrant solicitation agents with respect to the 2017 Warrants. 2014 Warrants to purchase 2,533,331 shares of common stock and 2017 Warrants to purchase 176,471 shares of common stock at exercise prices of $0.75 per share and $1.25 per share, respectively, continue to remain outstanding and no 2015 Warrants remain outstanding.

Promissory Note

On June 28, 2018, we raised $500,000 to support our continued operations by issuing a one-year promissory note to Tom Y. Lee, a member of the Company’s Board of Directors and our largest stockholder. The note accrued interest at 6.5% per annum, compounded annually. As of July 31, 2018, $500,000 of principal and $3,000 of accrued and unpaid interest remained payable (See Note 12 to the consolidated financial statements).

Private Placement

On August 16, 2018, we completed a closing of a private placement financing to accredited investors. We raised approximately $1.5 million in net proceeds in the private placement financing and issued an aggregate of 3,333,964 shares of our common stock at a purchase price of $0.45 per share, including the conversion of approximately $0.5 million held in the form of a promissory note as of July 31, 2018. The shares issued in the private placement financing were issued pursuant to a securities purchase agreement entered into with the investors. Mr. Tom Y. Lee, a member of the Company’s Board of Directors invested approximately $1.0 million through his affiliates, including approximately $0.5 million of cash and the cancellation of existing indebtedness in the amount of approximately $0.5 million that was held in the form of a promissory note payable as of July 31, 2018.

As of July 31, 2018, we had $851,000 in cash and cash equivalents compared with $1,640,000 in cash and cash equivalents as of July 31, 2017. The net decrease in cash and cash equivalents was primarily attributable to the use of cash to fund our operations. Additionally, as of July 31, 2018, we had $1,281,000 of current liabilities, including $608,000 in accounts payable, compared with $2,528,000 of current liabilities, including $426,000 in accounts payable as of July 31, 2017. The net decrease in current liabilities was primarily due to the derivative liability removal.

The following table summarizes our contractual obligations as of July 31, 2018.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$151,000	$106,000	$45,000	—	—
	$151,000	$106,000	$45,000	—	—

In addition, from time to time we have entered into employment agreements with our executives that, under certain cases, provide for the continuation of salary and certain other benefits if these executives are terminated under specified circumstances. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. As of July 31, 2018, no events have occurred resulting in the obligation of any such payments.

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

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. There were no patent impairments during the fiscal years ended July 31, 2018 or 2017.

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

Going Concern

We assess and determine our ability to continue as a going concern under the provisions of ASC Topic 205-40, Presentation of Financial Statements—Going Concern, which requires us to evaluate whether there are conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that our annual and interim financial statements are issued. Certain additional financial statement disclosures are required if such conditions or events are identified. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting.

Determining the extent, if any, to which conditions or events raise substantial doubt about our ability to continue as a going concern, or the extent to which mitigating plans sufficiently alleviate any such substantial doubt, as well as whether or not liquidation is imminent, requires significant judgment by us. We have determined that there is substantial doubt about our ability to continue as a going concern for the one-year period following the date that our financial statements for the year ended July 31, 2018 were issued, which have been prepared assuming that we will continue as a going concern. We have not made any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of our Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2018.

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

Information with respect to our directors as of October 25, 2018 is shown below.

Name	Age	Director Since	Position(s) Held
Henry R. Lambert	67	2013	Director, Chief Executive Officer
Gary D. Cohee	72	2013	Director
Tom Y. Lee, CPA	69	2014	Director
Janet Risi Field	58	2017	Director
Elisabeth Hagen M.D	49	2018	Director
Ivan Chen	36	2018	Director

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

Elisabeth Hagen M.D. was appointed to our Board on November 2, 2017. Dr. Hagen’s wide-ranging food safety experience includes service in various positions at the United States Department of Agriculture (USDA) beginning in 2006 and as a consultant beginning in 2014. From August 2010 until December 2013, Dr. Hagen served as the USDA Under Secretary for Food Safety where she oversaw Food Safety and Inspection Service (FSIS) policies and programs. She also served as Chief Medical Officer for the USDA, where one of her primary focuses sought ways to reduce foodborne illness. Since January 2014, Dr. Hagen has served as a consultant advising a range of companies on food safety strategy, food trends, regulatory issues and crisis management. She serves as Food Safety Advisory Board Member for Chipotle Mexican Grill, Animal Welfare Advisory Board Member for Tyson Foods, and Advisory Board Member, Food Safety, at Yum Brands. Dr. Hagen holds an M.D. from Harvard Medical School and a bachelor’s degree from Saint Joseph’s University. She is specialty trained in internal medicine and infectious diseases.

Ivan Chen was appointed to our Board on June 29, 2018. Mr. Chen, an attorney and entrepreneur, brings extensive experience in the healthcare and technology industries, with deep legal and strategic experience in areas including licensing, joint ventures, mergers & acquisitions, securities and corporate governance, and has been admitted to the bar in the states of California and New York. His experience includes serving as Director, Mergers & Acquisitions at eBay, Inc., a publicly-traded e-commerce platform. In this role, he led the negotiation and execution of numerous US and cross-border transactions. Prior to eBay, Mr. Chen focused on transactional, securities, and corporate governance matters while serving as an associate at Morrison & Foerster LLP and at Skadden, Arps, Meagher & Flom LLP, both large international law firms. Mr. Chen earned a J.D. from Harvard Law School, a master’s degree from the University of Cambridge, and a bachelor’s degree from Northwestern University.

Information Regarding Our Executive Officers

Information with respect to our executive officers as of October 25, 2018 is shown below. Since Henry R. Lambert and David J. Pfanzelter also serve on the Board, their respective biographies are set forth under “Information Regarding the Board of Directors” above.

Name	Age	Position(s) Held	Position(s) Held Since
Henry R. Lambert	67	Chief Executive Officer	2013
Mark Elliott	43	Vice President, Finance	2015
Tom Meyers	66	Chief Operating Officer	2018

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

Mr. Myers was appointed as our Chief Operating Officer on October 4, 2018 had been serving as the Company’s Executive Vice President, Technical Support and Services since September 2016 and had previously served as Executive Vice President, Marketing and Product Development since August 2011 when he joined the Company. In his previous role, Mr. Myers led the implementation and application of the Company’s SDC-based technology in customer facilities, the development of the Company’s food transport sanitation solution and other marketing and sales efforts. Prior to joining the Company, Mr. Myers served as the President and Principal of Idaho Milk Products. Mr. Myers has also held executive management roles at Weider Nutrition International, Puritan Quartz Pharmaceuticals, FruitSource Associates and FruitSource Confections, Nancy’s Specialty Foods, Izaki Glico and Berkshire Hathaway Corporation. Mr. Myers holds a Bachelor of Science degree from California State University Long Beach.

Family Relationships

Mr. Ivan Chen is the nephew of Mr. Tom Y. Lee. There are no other family relationships between any current director executive officer, or any director or executive offer during the fiscal year ended July 31, 2018.

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

Director Independence

We are not currently listed on any national securities exchange or in an inter-dealer quotation system that has established a standard for independence. However, in evaluating the independence of our members and the composition of the committees of our Board of Directors, our Board utilizes the definition of “independence” as that term is defined by applicable listing standards of the NYSE MKT. As of the date hereof, our Board consists of six members, four of whom are considered independent as that term is defined by applicable listing standards of the NYSE MKT. Our independent directors include: Messrs. Chen and Lee and Ms. Risi and Dr. Hagen.

Board and Committee Attendance

During the fiscal year ended July 31, 2018, the Board of Directors met eight times and it took action by unanimous written consent two times. During the fiscal year ended July 31, 2018 our Compensation Committee took action by unanimous written consent twice and our Audit Committee met four times. Each of the directors attended 95% of the meetings of the Board of Directors.

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

Board Committees

Compensation Committee. The Compensation Committee of the Board of Directors currently consists of Ms. Risi (Chair) and Dr. Hagen. Ms. Risi was appointed Chair of the Compensation Committee after Mr. Otis retired from the Board. Dr. Hagen was appointed to the Compensation Committee in June 2018. The functions of the Compensation Committee include the approval of the compensation offered to our executive officers and recommending to the full Board of Directors the compensation to be offered to our directors, including our Chairman. The Board has determined that Ms. Risi and Dr. Hagen are each an “independent director” under the listing standards of the NYSE MKT and had previously determined that Mr. Otis was also an “independent director” under the listing standards of the NYSE MKT. In addition, the members of the Compensation Committee (and Mr. Otis while he served on the Board and the Compensation Committee) qualify as a “non-employee director” for purposes of Rule 16b-3 under the Exchange Act and as an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee is governed by a written charter approved by the Board of Directors, a copy of which is available on our website at www.purebio.com.

Audit Committee. The Audit Committee of the Board of Directors, currently consists of Messrs. Cohee (Chair), Lee and Chen. Mr. Chen was appointed to the Audit Committee in June 2018 after Mr. Otis retired from the Board. The functions of the Audit Committee include the retention of our independent registered public accounting firm, reviewing and approving the planned scope, proposed fee arrangements and results of the Company’s annual audit, reviewing the adequacy of the Company’s accounting and financial controls and reviewing the independence of the Company’s independent registered public accounting firm. The Board has determined that each of Messrs. Chen and Lee is an “independent director” under the listing standards of the NYSE MKT. Mr. Cohee is not independent because the Company has retained Mr. Cohee to provide financial advisory services to the Company. See “Certain Relationships and Related Transactions” for additional information regarding the Company’s retention of Mr. Cohee. The Board determined that it was in the Company’s and its stockholders best interests for Mr. Cohee to continue to serve on the audit committee, based on his accounting and financial expertise, until the Board adds additional independent directors. The Board of Directors has also determined that Messrs. Cohee, Lee and Chen are each an “audit committee financial expert” within the applicable definition of the SEC. The Audit Committee is governed by a written charter approved by the Board of Directors, a copy of which is available on our website at www.purebio.com.

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

Board Leadership Structure

Our Bylaws provide our Board with flexibility to combine or separate the positions of Chairman of the Board and Chief Executive Officer in accordance with its determination that utilizing one or the other structure would be in the best interests of our company. Due to Mr. Pfanzelter’s retirement from the Board and his position as Chairman of the Board, we do not currently have a chairman of the Board. The independent members of our Board currently serve in the Chairman role and believe this leadership structure enhances the accountability of our Chief Executive Officer to the Board and encourages balanced decision making. Our Board also separated the roles in recognition of the differences in responsibilities. While our Chief Executive Officer is responsible for the day-to-day leadership of the Company and its business operations, the role of Chairman is intended to provide overall guidance to the Board and management. The Board intends to carefully evaluate from time to time whether an independent member of our Board should be appointed as Chairman based on what the Board believes is best for the Company and its stockholders.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth a summary of cash and non-cash compensation awarded, earned or paid for services rendered to us during the fiscal years ended July 31, 2018 and July 31, 2017 by our named executive officers, consisting of (i) each individual serving as principal executive officer during the fiscal year ended July 31, 2018 and (ii) our other two most highly compensated officers serving during the fiscal year ended July 31, 2018.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus	Option Awards ($)(2)		Stock Awards ($)(3)			All Other Compensation ($)(4)	Total Compensation ($)
Henry R. Lambert	2018	$301,000	—	$68,000	(5)	$			$59,000	$428,000
Chief Executive Officer	2017	$350,000	—	$438,000	(6)		$238,000	(7)	$56,000	$1,082,000
Mark S. Elliott	2018	$185,000	—	$51,000	(8)		$—		$—	$236,000
Vice President Finance	2017	$182,000	—	$62,000	(9)		$—		$—	$244,000
Dave J. Pfanzelter (10)	2018	$150,000	—	$68,000	(11)	$			$—	$218,000
Chairman of the Board	2017	$150,000	—	$972,000	(12)		$595,000	(13)	$—	$1,717,000

(1)	Amounts reflect salary earned during the respective fiscal years. On April 1, 2018, Mr. Lambert’s base salary was reduced from $350,000 to $175,000 per year.

(2)	Amounts for the years ended July 31, 2018 and 2017 reflect the grant date fair value for financial statement reporting purposes with respect to stock options granted during the respective fiscal years, calculated in accordance with authoritative guidance.

(3)	Amounts for the years ended July 31, 2018 and 2017 reflect the grant date fair value for financial statement reporting purposes with respect to stock awards granted during the respective fiscal years, calculated in accordance with authoritative guidance.

(4)	Represents amounts reimbursed to Mr. Lambert for housing expenses in San Diego, where the Company is headquartered. Mr. Lambert maintains a permanent residence in Lake Forest, Illinois and he rents a corporate apartment in San Diego. The Company reimburses Mr. Lambert on a monthly basis for the housing expense.

(5)	Represents an award consisting of an option to purchase two hundred thousand (200,000) shares of common stock.

(6)	Represents two awards consisting of an option to purchase two hundred thousand (200,000) shares of common stock and an option to purchase four hundred thousand (400,000) shares of common stock.

(7)	Represents an award consisting of two hundred thousand (200,000) restricted stock units (“RSUs”)

(8)	Represents an award consisting of an option to purchase one hundred fifty thousand (150,000) shares of common stock.

(9)	Represents an award consisting of an option to purchase one hundred fifty thousand (150,000) shares of common stock.

(10)	Due to his service as Chairman of the Board, the Company considered Mr. Pfanzelter an executive officer. Mr. Pfanzelter retired from the Board and as Chairman of the Board on August 16, 2018. There were no disagreements between Mr. Pfanzelter and the Company regarding his retirement.

(11)	Represents an award consisting of an option to purchase two hundred thousand (200,000) shares of common stock.

(12)	Represents an award consisting of an option to purchase two hundred thousand (200,000) shares of common stock and an award consisting of an option to purchase one million (1,000,000) shares of common stock.

(13)	Represents an award consisting of five hundred thousand (500,000) RSUs.

Narrative to Summary Compensation Table

The compensation program established for the Company’s executive officers consisted of the following elements:

Base Salary: The base salaries of our named executive officers depend on their job responsibilities, the market rate of compensation paid by companies in our industry for similar positions, our financial position and performance, and the strength of our business. Base salaries provide a fixed means of compensation in order to attract and retain talent. On April 1, 2018, Mr. Lambert’s base salary was reduced from $350,000 to $175,000 per year. The base salary for Mr. Elliott was $185,000 per year. Additionally, Mr. Pfanzelter received $150,000 per year for his service as Chairman of the Board.

Performance-Based Cash Awards: As part of the Company’s executive compensation program, our executive officers are eligible to receive performance-based cash awards. The annual performance-based cash awards are based on the executive officer’s individual performance and the Company’s actual performance compared to the corporate goals approved by the Board and the Compensation Committee. Following the end of each fiscal year, the Board and the Compensation Committee is responsible for determining the bonus amount payable to an executive officer based on that executive officer’s individual performance during the fiscal year and its determination of the Company’s actual performance compared to the corporate goals established for that fiscal year. Due to the Company’s limited financial resources and performance, our named executive officers did not receive any bonuses for the years ended July 31, 2018 and 2017.

Long-Term Equity Awards: Equity ownership by our executive officers and key employees encourages them to create long-term value and aligns their interests with those of our stockholders. As a result, our executive compensation program provides for the issuance of stock options and restricted stock units (“RSUs”).

Outstanding Equity Awards at Year-End

The following table provides a summary of all equity awards held by our named executive officers that were outstanding as of July 31, 2018.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of shares or Units of stock that have not vested(#)	Market Value of shares or Units of stock that have not vested ($)(1)
Henry R. Lambert	50,000	150,000	$0.78	2/26/2023	(2)
	200,000	—	$0.88	3/22/2022	(3)	200,000	$112,000	(4)
		400,000	$1.19	6/22/2027	(3)	—	$—
	200,000	—	$1.05	5/27/2021	(5)	—	$—
Mark S. Elliott	37,500	112,500	$0.78	2/26/2023	(6)		$—
	150,000	—	$0.88	3/1/2022	(7)	—	$—
	150,000	—	$1.15	5/11/2018	(8)	—	$—
	2,500	—	$18.72	5/14/2019		—	$—
	2,500	—	$28.00	5/19/2020		—	$—
	6,875	—	$6.72	7/14/2021		—	$—
	10,000	—	$0.86	1/24/2023		—	$—
Dave J. Pfanzelter	50,000	150,000	$0.78	2/26/2023	(9)	—	$—
	200,000	—	$0.88	3/22/2022	(10)	500,000	$280,000	(11)
		1,000,000	$1.19	6/22/2027	(10)	—	$—
	200,000	—	$1.05	5/27/2021	(12)	—	$—
	40,000	—	$0.73	2/6/2023		—	$—

(1)	The market value was determined by multiplying the number of shares underlying the awards by the closing price for our common stock on July 31, 2018, which was $0.56.

(2)	During the year ended July 31, 2018, we granted Mr. Lambert an award consisting of an option to purchase two hundred thousand (200,000) shares of common stock. The option has a five-year term and vests in four quarterly installments.

(3)	During the year ended July 31, 2017, we granted Mr. Lambert an award consisting of an option to purchase two hundred thousand (200,000) shares of common stock. The option has a five-year term and vests in four quarterly installments. In addition, we granted Mr. Lambert an award consisting of an option to purchase four hundred thousand (400,000) shares of common stock. The option has a ten-year term and vests 25% on December 31, 2018 with the remaining shares vesting in three equal annual installments thereafter.

(4)	During the year ended July 31, 2017, we granted Mr. Lambert an award consisting of two hundred thousand (200,000) RSUs. 25% of the RSUs vest on December 31, 2018 with the remaining shares vesting in three equal annual installments thereafter.

(5)	During the year ended July 31, 2016, we granted Mr. Lambert a five year award consisting of an option to purchase two hundred thousand (200,000) shares of common stock. 33% vested on July 31, 2016; 33% vested on October 31, 2016; and 34% vested on January 31, 2017.

(6)	During the year ended July 31, 2018, we granted Mr. Elliott an award consisting of an option to purchase one hundred fifty thousand (150,000) shares of common stock. The option has a five-year term and vests in four quarterly installments.

(7)	During the year ended July 31, 2017, we granted Mr. Elliott an award consisting of an option to purchase one hundred fifty thousand (150,000) shares of common stock. The option has a five-year term and vests in four quarterly installments.

(8)	During the year ended July 31, 2016, we granted Mr. Elliott a two year award consisting of an option to purchase one hundred fifty thousand (150,000) shares of common stock. The options vested quarterly over a one year period.

(9)	During the year ended July 31, 2018, we granted Mr. Pfanzelter an award consisting of an option to purchase two hundred thousand (200,000) shares of common stock. The option has a five-year term and vests in four quarterly installments.

(10)	During the year ended July 31, 2017, we granted Mr. Pfanzelter an award consisting of an option to purchase two hundred thousand (200,000) shares of common stock. The option has a five-year term and vests in four quarterly installments. In addition, we granted Mr. Pfanzelter an award consisting of an option to purchase one million (1,000,000) shares of common stock. The option has a ten-year term and vests 25% on December 31, 2018 with the remaining shares vesting in three equal annual installments thereafter.

(11)	During the year ended July 31, 2017, we granted Mr. Pfanzelter an award consisting of five hundred thousand (500,000) RSUs. 25% of the RSUs vest on December 31, 2018 with the remaining shares vesting in three equal annual installments thereafter.

(12)	During the year ended July 31, 2016, we granted Mr. Pfanzelter a five year award consisting of an option to purchase two hundred thousand (200,000) shares of common stock. The options vested in three installments: 33% on July 31, 2016; 33% on October 31, 2016; and 34% on January 31, 2017.

During the year ended July 31, 2018, Messrs. Lambert and Pfanzelter and Mr. Elliott had 150,000 and 112,500 option awards vest, respectively. The respective value on vesting was $13,000 and $9,750, respectively.

Employment Agreements; Potential Payments Upon Termination or a Change in Control for Current Executive Officers

Agreement with our Chief Executive Officer

On September 10, 2013, we appointed Henry R. Lambert to serve as Chief Executive Officer and a member of the Board. The terms of Mr. Lambert’s employment agreement provides that such agreement continues until termination by either the Company or Mr. Lambert. During the term of Mr. Lambert’s employment agreement, he is entitled to an annual base salary, which may be increased, but not decreased, by the Board or the Compensation Committee in their discretion. The annual base salary of Mr. Lambert was $350,000 until April 1, 2018 when his base salary was reduced to $175,000.

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

In January 2017, we entered into an amendment (the “First Amendment”) to Mr. Lambert’s employment agreement. The employment agreement, as amended, provided for certain compensation to be paid to Mr. Lambert if his employment is terminated by the Company without Cause or terminated by the executive for Good Reason or there occurs a Change in Control of the Company. However, in September 2018, we entered into a second amendment (the “Second Amendment”) to Mr. Lambert’s employment agreement, pursuant to which Mr. Lambert agreed to reduce the severance payments he is entitled to receive if he is terminated by the Company without cause or he terminates his employment for good reason. Under the employment agreement as amended by the first amendment, he was entitled to receive 24 months of base salary plus a $1,000,000 lump sum payment. Under the Second Amendment, he is entitled to receive six months of base salary. In addition, under the Second Amendment, Mr. Lambert agreed to waive his rights to: (i) receive 24 months of base salary plus a $1,000,000 lump sum payment in the event he is terminated in connection with or following a change in control of the Company and (ii) receive “gross-up” payments from the Company in the event any payment or distribution he receives from the Company is subject to an excise tax under Section 4999 of the Internal Revenue Code.

Under the Second Amendment, the term of Mr. Lambert’s employment with the Company was extended to June 30, 2020. During such term, Mr. Lambert’s employment with the Company remains “at-will.” Either party may terminate Mr. Lambert’s employment early, for any or no reason, and with or without cause, by providing the other party with 30 days’ advance written notice. Additionally, the Second Amendment provides that Mr. Lambert will be entitled to accelerated vesting of his outstanding equity awards, and a period of 12 months to exercise any outstanding stock options, if his employment terminates at the expiration of his employment term on June 30, 2020.

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

The foregoing description of the employment agreement, as amended, does not purport to be complete and is qualified in its entirety by the terms and conditions of the employment agreement filed as Exhibit 10.33 to the Annual Report on Form 10-K for the year ended July 31, 2013 filed with the SEC on October 24, 2013, Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on January 20, 2017 and Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 7, 2018, which are incorporated herein by reference. The foregoing description of the RSU Agreement and Option Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of such RSU Agreement and Option Agreement filed as Exhibits 99.1 and 99.2, respectively, to the Current Report on Form 8-K filed with the SEC on June 23, 2017, which are incorporated herein by reference.

Agreements with our Chairman

On August 13, 2013, we appointed Dave J. Pfanzelter to serve as Chairman of the Board. On October 23, 2013, we entered into a Chairman Agreement with Mr. Pfanzelter (the “Chairman Agreement”). On August 13 2018, Mr. Pfanzelter retired from the Board as further described below.

The Chairman Agreement provided that Mr. Pfanzelter was to serve as Chairman of the Board, effective as of August 13, 2013, until his earlier resignation or removal. Pursuant to the Chairman Agreement, Mr. Pfanzelter was entitled to receive $12,500 per month for his services as Chairman of the Board, payable on a quarterly basis (collectively “Chairman Compensation”). Mr. Pfanzelter was also eligible to receive annual and periodic bonuses in the discretion of the Board. Additionally, pursuant to the terms of the Chairman Agreement, we granted Mr. Pfanzelter 2,800,000 RSUs. Due to his service as Chairman, we considered Mr. Pfanzelter an executive officer of the Company. The award agreement for the 2,800,000 RSUs had provided Mr. Pfanzelter with the right to require us to pay his state and federal withholding and other employment taxes upon the vesting and settlement of these RSUs in exchange for Mr. Pfanzelter cancelling that number of shares of common stock having a value equal to the tax obligations we pay on his behalf. In December 2016, we entered into an RSU Cancellation Agreement with Mr. Pfanzelter and our other officers and directors who received restricted stock unit awards (the “RSUs”) in October 2013 as compensation for their continued services to us over a required vesting period. Mr. Pfanzelter in his individual capacity voluntarily agreed to cancel his RSUs based on his determination that cancelling the RSUs would be in the best interests of the Company and our stockholders. Mr. Pfanzelter reached this conclusion in order to conserve our available cash resources and to reduce pressure on our stock price.

In January 2017, we entered into an amendment to the Chairman Agreement. The Chairman Agreement, as amended, provided for certain compensation to be paid to Mr. Pfanzelter if he is removed by the Board without Cause or Mr. Pfanzelter resigns for Good Reason or there occurs a Change in Control of the Company

Upon any such event and subject to Mr. Pfanzelter’s execution of a release of claims in favor of the Company, Mr. Pfanzelter would have been entitled to receive (i) a payment equal to $3,000,000, (ii) a payment equal to 200% of his annual chairman compensation then in effect and (iii) the acceleration of then outstanding equity awards. Additionally, the amendment to the Chairman Agreement provides Mr. Pfanzelter a tax gross-up payment in the event that any payment or distribution made to Mr. Pfanzelter in connection with his separation from the Company or upon a change of control of the Company becomes subject to an excise tax pursuant to Section 280G and Section 4999 of the Internal Revenue Code. In addition, all outstanding vested stock options held by Mr. Pfanzelter at the date of such termination would continue to be exercisable for a period of up to 90 days following such termination, but in no event beyond the maximum permitted expiration date.

On June 22, 2017, we granted Mr. Pfanzelter (i) 500,000 RSUs for Common Stock and (ii) an option to purchase 1,000,000 shares of Common Stock, which were granted outside the Company’s 2007 Amended and Restated Equity Incentive Plan pursuant to an RSU Agreement and Option Agreement respectively. The RSU Agreement and Option Agreement provided that 25% of the RSUs and Options vest on December 31, 2018, and the remainder vest in three equal annual installments thereafter and any unvested shares are subject to accelerated vesting in connection with a termination without Cause or resignation for Good Reason, upon grantee’s death or Complete Disability or upon a Change in Control (as the terms are defined in the RSU Agreement and Option Agreement as applicable). Additionally, the RSUs settle on the earlier (i) ten years from the date of grant, (ii) 60 days after the date that the grantee’s service ceases for any reason, (iii) the date of the grantee’s death or Complete Disability or (iv) a Change in Control. Additionally, the RSU Agreement and the Option Agreement provide a tax gross-up payment in the event that any payment or distribution made to Mr. Pfanzelter in connection with his separation from the Company or upon a Change in Control becomes subject to an excise tax pursuant to Section 280G and Section 4999 of the Internal Revenue Code.

On August 13, 2018, in connection with his retirement, Mr. Pfanzelter entered into a Consulting Agreement (the “Consulting Agreement”) with the Company for a term of three years pursuant to which he agreed to assist the Company’s management to develop marketing and commercialization strategies, support the Company’s financing activities and provide other services reasonably requested by the Board and Chief Executive Officer. Pursuant to the terms of the Consulting Agreement and his delivery of a waiver and release of claims, Mr. Pfanzelter (i) waived any rights he had to severance or change in control benefits under the terms of the Chairman Agreement, (ii) will receive a monthly consulting fee of $5,000 and (iii) fully vested in his outstanding equity awards. The Consulting Agreement is terminable by either party at any time upon 30 days prior written notice, subject to certain conditions.

The foregoing description of the Chairman Agreement, as amended and the Consulting Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of such Chairman Agreement filed as Exhibit 10.35 to the Annual Report on Form 10-K for the year ended July 31, 2013 filed with the SEC on October 24, 2013 and Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on January 20, 2017 and the terms and conditions of the Consulting Agreement filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 17, 2018, which are incorporated herein by reference. The foregoing description of the RSU Agreement and Option Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of such RSU Agreement and Option Agreement filed as Exhibits 99.1 and 99.2, respectively, to the Current Report on Form 8-K filed with the SEC on June 23, 2017, which are incorporated herein by reference.

Code Section 162(m) Provisions

Section 162(m) of the U.S. Internal Revenue Code, or the Code, generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to the Chief Executive Officer or any of the four most highly compensated officers. Prior to changes in tax law taking effect in 2018, there was an exception to the $1.0 million limitation for performance-based compensation, including stock options, meeting certain requirements. Before such amendments we had not adopted a policy that all compensation must qualify as deductible under Section 162(m) of the Code. The exemption from the Section 162(m) deduction limit for performance-based compensation has been repealed, effective for taxable years beginning after December 31, 2017, such that compensation paid to our Chief Executive Officer and certain other executive officers in excess of $1.0 million will not be deductible unless it qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017.

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

New non-employee directors receive an initial grant of 150,000 restricted stock units and 200,000 stock options. Currently, all non-employee director grants of restricted stock units and stock options generally vest fifty percent (50%) on the date of the next annual meeting and fifty percent (50%) on the date of the following year’s annual meeting. Additionally, in the fiscal year ended July 31, 2018, we also granted each of our directors an option to purchase 100,000 shares of Common Stock that vest in accordance with the annual meeting dates discussed above.

In the past, our Board has approved each year, generally in the first or second calendar quarter of the year, an annual option or stock grant for our non-employee directors. Any such grant is at the discretion of the Board, which considers the recommendation of our Compensation Committee. Upon the Board’s approval of any such grant, each non-employee director generally may elect whether to receive the grant as an option or stock award.

The following table sets forth compensation earned in the fiscal year ended July 31, 2018 by each of our non-employee directors who are not named executive officers.

	Fees Earned or	Stock	Option	All Other	Total
	Paid in Cash	Awards	Awards	Compensation	Compensation
Name	($)	($)(1)	($)(2)	($)	($)
Gary D. Cohee	$70,000	$—	$37,000	—	$107,000
William Otis (3)	$63,000	$—	$37,000	—	$100,000
Tom Y. Lee	$64,000	$—	$37,000	—	$101,000
Janet Risi Field	$63,000	$182,000	$208,000	—	$453,000
Dr. Hagen	$45,000	$166,000	$190,000		$401,000
Ivan Chen	$6,000	$98,000	$89,000		$193,000

(1) Amounts for the year ended July 31, 2018 reflect the grant date fair value for financial statement reporting purposes with respect to stock awards granted during the fiscal year, calculated in accordance with authoritative guidance.

(2) Amounts for the year ended July 31, 2018 reflect the grant date fair value for financial statement reporting purposes with respect to stock options granted during the fiscal year, calculated in accordance with authoritative guidance.

(3) Mr. Otis retired from the Board on June 29, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information regarding the beneficial ownership of our common stock as of October 25, 2018, or the Evaluation Date, by: (i) each of our current directors, (ii) each of our named executive officers as set forth in Item 11 of this Annual Report, (iii) all such directors and executive officers as a group and (iv) our five percent or greater stockholders. The table is based upon information supplied by our officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Applicable percentages are based on 71,582,122 shares outstanding as of the Evaluation Date, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options or warrants or settlement of restricted stock units that are either immediately exercisable or exercisable within 60 days of the Evaluation Date. These shares are deemed to be outstanding and beneficially owned by the person holding those securities for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name (1)	Number of Shares Beneficially Owned		Percent of Common Stock
David J. Pfanzelter	2,196,000	(2)	2.98%
Henry R. Lambert	848,056	(3)	1.18%
Mark S. Elliott	469,225	(4)	*	%
Tom Myers	367,600	(5)	*	%
Gary D. Cohee	790,643	(6)	1.1%
Janet Risi	189,140	(7)	*	%
Tom Y. Lee	28,516,341	(8)	38.49%
Elisabeth Hagen	100,000	(9)	*	%
Ivan Chen	—		*	%
All of our named executive officers and directors as a group (9 persons)	33,477,005	(10)	45.36%

*	Indicates less than one percent of the outstanding shares of the Company’s common stock.

(1)	Unless, noted below, the address for each person listed in the table is c/o PURE Bioscience, Inc., 1725 Gillespie Way, El Cajon, California 92020.

(2)	Consists of 1,640,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 556,000 shares of common stock held directly by Mr. Pfanzelter. Mr. Pfanzelter retired from the Board and from his position as Chairman of the Board on August 16, 2018.

(3)	Consists of 550,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 298,056 shares of common stock held directly by Mr. Lambert.

(4)	Consists of 396,875 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 72,350 shares of common stock held directly by Mr. Elliott.

(5)	Consists of 280,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 87,600 shares of common stock held directly by Mr. Myers.

(6)	Consists of 300,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 490,643 shares of common stock held directly by Mr. Cohee.

(7)	Consists of 100,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 89,140 shares of common stock held directly by Ms. Risi.

(8)	Consists of (a) 300,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, (b) 26,083,008 shares of common stock and (c) warrants to purchase 2,133,333 shares of common stock held directly by Mr. Lee and his spouse.

(9)	Consists of 100,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date.

(10)	Consists of (a) 3,666,875 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, (b) warrants to purchase 2,133,333 shares of common stock which are currently exercisable and (c) 27,676,797 shares of common stock, held by all directors and executive officers as a group.

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

To the Company’s knowledge, other than as described below, no person who, during the fiscal year ended July 31, 2018, was a director or officer of the Company, or beneficial owner of more than ten percent of the Company’s Common Stock (which is the only class of securities of the Company registered under Section 12 of the Act), failed to file on a timely basis reports required by Section 16 of the Act during such fiscal year.

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

2017 Equity Incentive Plan

In January 2018 our stockholders approved our 2017 Equity Incentive Plan, the (“2017 Plan”), which has a share reserve of 5,000,000 shares of common stock. The shares of common stock were registered under a Form S-8 filed with the SEC in February 2018. The 2017 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors.

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

On August 23, 2017 we filed a Form S-8 to register shares of Common Stock underlying equity awards granted to our directors, officers and consultants outside the 2007 Amended and Restated Equity Incentive Plan. The S-8 registered 850,000 shares with respect to RSUs and options, which were also granted on the same date.

The following table sets forth, as of July 31, 2018, information with respect to our equity compensation plans, and with respect to certain other options and warrants.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	5,226,093	$1.05	3,754,221
Equity compensation plans not approved by stockholders	2,400,000	1.19	—
Total	7,626,093	$1.09	3,754,221

(1)	Includes options only and does not include restricted stock units

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as described below and other than Board or employment relationships and compensation resulting from those employment relationships, no director, executive officer, 5% stockholder or immediate family member of any of the foregoing, was a party to any transaction or series of transactions since August 1, 2016 (the beginning of the year ended July 31, 2017), or is to be a party to any currently proposed transaction or series of proposed transactions, in which (i) we were or are to be a participant, (ii) the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at fiscal year-end for the fiscal years ended July 31, 2018 and 2017, which is $32,020, and (iii) any director, executive officer, or immediate family member of any of the foregoing had or will have a direct or indirect material interest.

For information with respect to the compensation paid to our executive officers and directors, see heading “Executive Compensation” of this annual report.

Equity Transactions with our Directors and Officers

Since August 1, 2016, the Company has entered into the following equity investment transactions with its directors and officers:

●	On May 20, 2016, Mr. Lee and his spouse exercised an outstanding warrant for 487,115 shares of Common Stock for an aggregate exercise price of $219,202.

●	On September 25, 2017, Mr. Lee and his spouse exercised warrants to purchase 694,703 shares of Common Stock for an aggregate exercise price of $341,881 in connection with the Company’s warrant tender offer to holders of the Company’s warrants.

●	On September 25, 2017, Bill Otis exercised warrants to purchase 9,066 shares of Common Stock for an aggregate exercise price of $5,440 in connection with the Company’s warrant tender offer to holders of the Company’s warrants. Mr. Otis retired from the Board in June 2018.

●	On September 25, 2017, Dave Pfanzelter exercised warrants to purchase 16,000 shares of Common Stock for an aggregate exercise price of $9,600 in connection with the Company’s warrant tender offer to holders of the Company’s warrants. Mr. Pfanzelter retired from the Board in August 2018.

●

On August 16, 2018, we completed a closing of a private placement financing to accredited investors. We raised approximately $1.5 million in net proceeds in the private placement financing and issued an aggregate of 3,333,964 shares of our common stock at a purchase price of $0.45 per share, including the conversion of approximately $0.5 million held in the form of a promissory note as of July 31, 2018. The shares issued in the private placement financing were issued pursuant to a securities purchase agreement entered into with the investors. Mr. Lee invested approximately $1.0 million through his affiliates, including approximately $0.5 million of cash and the cancellation of existing indebtedness in the amount of approximately $0.5 million that was held in the form of a promissory note payable as of July 31, 2018.

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

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee are or have been an officer or employee of us. During fiscal 2018, 2017 and 2016 , no member of our Compensation Committee had any relationship with us requiring disclosure under Item 404 of Regulation S-K, except as set forth above, none of our executive officers served on the Compensation Committee (or its equivalent) or board of directors of another entity any of whose executive officers served on our Compensation Committee or board of directors.

Board Composition

We are not currently listed on any national securities exchange or in an inter-dealer quotation system that has established a standard for independence. However, in evaluating the independence of our members and the composition of the committees of our Board of Directors, our Board utilizes the definition of “independence” as that term is defined by applicable listing standards of the NYSE MKT. As of the date of this annual report, our Board consists of six members, four of whom are considered independent as that term is defined by applicable listing standards of the NYSE MKT. Our independent directors include: Messrs. Chen and Lee and Ms. Risi and Dr. Hagen.

Our directors are appointed annually, and hold office until their successors have been elected and qualified or until their earlier death, resignation, disqualification, or removal.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Mayer Hoffman McCann P.C. for the years ended July 31, 2018 and 2017. Mayer Hoffman McCann P.C. leases substantially all of its personnel, who work under the control of Mayer Hoffman McCann P.C. shareholders, from wholly-owned subsidiaries of CBIZ, Inc., including CBIZ MHM, LLC, in an alternative practice structure. All fees described below were approved by the Board or the Audit Committee:

	For the years ended July 31,
	2018	2017
Audit Fees (1)	$164,000	$173,000
Tax Fees (2)	$13,000	$13,000
Total Fees	$177,000	$186,000

(1)	Audit Fees include fees for services rendered for the audit and quarterly reviews of our financial statements, including our Annual Report on Form 10-K and our periodic reports, and fees incurred related to the filings of registration statements.

(2)	Tax Fees consist of amounts billed by an affiliate of our independent auditors for services in connection with the preparation of our federal and state tax returns.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	The list of financial statements filed in response to Part II, Item 8 is set forth at the end of this Annual Report.

	(2)	Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	(3)	The following exhibits are filed as part of this Annual Report pursuant to Item 601 of Regulation S-K:

	2.1	Agreement and Plan of Merger, dated as of March 24, 2011, by and between PURE Bioscience and PURE Bioscience, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on March 25, 2011)

	3.1	Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

	3.1.1	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

	3.2	Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

	3.2.1	Amendment to the Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

	4.1	Wharton Capital Markets LLC Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on March 16, 2012)

	4.2	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on September 13, 2012)

	4.3	Morrison & Foerster LLP Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on January 31, 2013)

	4.4	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC April 23, 2013)

	4.5	Warrant, dated February 3, 2012, issued by PURE Bioscience, Inc. to Wharton Capital Markets LLC (incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q filed with the SEC on March 16, 2012)

	4.6	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC August 27, 2014)

	4.7	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the SEC on June 29, 2012)

	4.8	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on July 6, 2012)

	4.9	Form of Five-Year Warrant (incorporated by reference to Exhibit 4.11 of the Annual Report on Form 10-K filed with the SEC on October 28, 2015)

4.10	Form of Six-Month Warrant (incorporated by reference to Exhibit 4.12 of the Annual Report on Form 10-K filed with the SEC on October 28, 2015)

4.11	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on December 7, 2016).

4.12	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on December 7, 2016).

10.1	Amended and Restated PURE Bioscience 2007 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on February 5, 2016)

10.2 #	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.3	Letter Agreement, dated as of January 25, 2013, between PURE Bioscience, Inc., and Morrison & Foerster LLP (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 31, 2013)

10.4	Promissory Note, dated as of January 25, 2013, in favor of Morrison & Foerster LLP (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 31, 2013)

10.5	Services Agreement dated as of August 13, 2013, between PURE Bioscience, Inc. and Pillar Marketing Group, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on August 20, 2013)

10.6	Voting Support Agreement and Irrevocable Proxy dated as of August 13, 2013 between PURE Bioscience, Inc. and Michael L. Krall (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC on August 20, 2013)

10.7	Voting Support Agreement and Irrevocable Proxy dated as of August 13, 2013 between PURE Bioscience, Inc. and Donna Singer (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed with the SEC on August 20, 2013)

10.8 #	Director Agreement dated as of September 17, 2013 between PURE Bioscience, Inc. and Gary D. Cohee (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.9 #	Employment Agreement dated as of October 23, 2013 between PURE Bioscience, Inc. and Henry R. Lambert (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.10 #	Chairman Agreement dated as of October 23, 2013 between PURE Bioscience, Inc. and Dave J. Pfanzelter (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.11 #	Form of RSU Agreement between PURE Bioscience, Inc. and Non-employee directors (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.12 #	RSU Agreement dated as of October 23, 2013 between PURE Bioscience, Inc. and Henry R. Lambert (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.13 #	RSU Agreement dated as of October 23, 2013 between PURE Bioscience, Inc. and Dave J. Pfanzelter (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.14	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.15	Strategic Collaboration Agreement, dated December 11, 2013, by and between PURE Bioscience, Inc. and Intercon Chemical Company (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed with the SEC on March 13, 2014)

10.16	Amendment to Director Agreement dated as of April 24, 2014, between PURE Bioscience, Inc. and Gary D. Cohee (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014)

10.17	Securities Purchase Agreement, dated August 22, 2014 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on August 27, 2014)

10.18	Amendment to Services Agreement, dated October 2, 2014, between PURE Bioscience, Inc. and Pillar Marketing Group, Inc. (incorporated by reference to Exhibit 10.48 of the Registration Statement on Form S-1 filed with the SEC on October 10, 2014)

10.19	Securities Purchase Agreement, dated October 8, 2015, by and between the Company and the purchaser party thereto (incorporated by reference to Exhibit 10.30 of the Annual Report on Form 10-K filed with the SEC on October 28, 2015)

10.20	Registration Rights Agreement, dated October 8, 2015, by and between the Company and the purchaser party thereto (incorporated by reference to Exhibit 10.31 of the Annual Report on Form 10-K filed with the SEC on October 28, 2015)

10.21 #	Form of RSU Agreement between PURE Bioscience, Inc. and executive officers (incorporated by reference to Exhibit 10.32 of the Annual Report on Form 10-K filed with the SEC on October 28, 2015)

10.22	Securities Purchase Agreement, dated December 1, 2016, between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 7, 2016)

10.23	Registration Rights Agreement, dated December 1, 2016, by and between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on December 7, 2016)

10.24	RSU Cancellation Agreement, dated as of December 13, 2016, by and among the Company and the parties thereto (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-K filed with the SEC on December 14, 2016)

10.24	Amendment to Chairman Agreement, dated January 19, 2017, by and between the Company and Dave Pfanzelter (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on January 20, 2017)

10.25	Amendment to Executive Employment Agreement, dated January 19, 2017, by and between the Company and Hank Lambert (incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on January 20, 2017)

10.26	Amendment to Registration Rights Agreement, dated January 20, 2017, between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 24, 2017)

10.27	Chairman RSU Agreement, dated as of June 22, 2017, by and between the Company and Dave Pfanzelter (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on June 23, 2017)

10.28	Chairman Option Agreement, dated as of June 22, 2017, by and between the Company and Dave Pfanzelter (incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on June 23, 2017)

10.29	CEO RSU Agreement, dated as of June 22, 2017, by and between the Company and Hank Lambert (incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed with the SEC on June 23, 2017)

10.30	CEO Option Agreement, dated as of June 22, 2017, by and between the Company and Dave Pfanzelter (incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K filed with the SEC on June 23, 2017)

10.31	Form of Non-Employee Director RSU Agreement (Non-plan) (incorporated by reference to Exhibit 99.5 of the Current Report on Form 8-K filed with the SEC on June 23, 2017)

10.32	Form of Non-Employee Director Option Agreement (Non-plan) (incorporated by reference to Exhibit 99.6 of the Current Report on Form 8-K filed with the SEC on June 23, 2017)

10.33	Pure Bioscience, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 18, 2018)

10.34	Promissory Note, dated June 28, 2018, issued to Tom Y. Lee (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 2, 2018)

10.35	Consulting Agreement, dated June 28, 2018, by and between the Company and William Otis (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on July 2, 2018)

10.36	Consulting Agreement, dated August 13, 2018, by and between the Company and Dave Pfanzelter (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on August 7, 2018)

10.37	Second Amendment to Employment Agreement, dated September 5, 2018, by and between the Company and Henry R. Lambert (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on September 7, 2018)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K, filed with the SEC on October 13, 2009)

23.1 *	Consent of Mayer Hoffman McCann P.C.

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	The following materials from the Company’s Annual Report on Form 10-K for the annual period ended July 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as at July 31, 2018 and 2017; (ii) Consolidated Statements of Operations for the years ended July 31, 2018 and 2017; (iii) Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the years ended July 31, 2018 and 2017; and (v) Notes to Consolidated Financial Statements.

*	Filed herewith
#	Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE BIOSCIENCE, INC.	DATE

/s/ HENRY R. LAMBERT	October 25, 2018
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

NAME	TITLE	DATE

/s/ HENRY R. LAMBERT	Chief Executive Officer, Director	October 25, 2018
Henry R. Lambert	Principal Executive Officer

/s/ MARK S. ELLIOTT	Vice President, Finance	October 25, 2018
Mark S. Elliott	Principal Financial and Accounting Officer

/s/ IVAN CHEN	Director	October 25, 2018
Ivan Chen

/s/ GARY D. COHEE	Director	October 25, 2018
Gary D. Cohee

/s/ JANET RISI	Director	October 25, 2018
Janet Risi

/s/ Dr. EliSabeth Hagen	Director	October 25, 2018
Dr. Elisabeth Hagen

/s/ TOM Y. LEE	Director	October 25, 2018
Tom Y. Lee

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

PURE Bioscience, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PURE Bioscience, Inc. (“the Company”) as of July 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended July 31, 2018, and related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and is dependent on additional financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2007.

/s/ Mayer Hoffman McCann P.C.

San Diego, California
October 25, 2018

PURE Bioscience, Inc.

Consolidated Balance Sheets

	July 31, 2018	July 31, 2017
Assets
Current assets
Cash and cash equivalents	$851,000	$1,640,000
Accounts receivable	275,000	297,000
Inventories, net	197,000	273,000
Restricted cash	75,000	75,000
Prepaid expenses	58,000	174,000
Total current assets	1,456,000	2,459,000
Property, plant and equipment, net	461,000	548,000
Patents, net	658,000	822,000
Total assets	$2,575,000	$3,829,000
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$608,000	$426,000
Promissory note payable	503,000	—
Accrued liabilities	170,000	249,000
Derivative liabilities	—	1,853,000
Total current liabilities	1,281,000	2,528,000
Deferred rent	13,000	11,000
Total liabilities	1,294,000	2,539,000
Commitments and contingencies (See Note 4)
Stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized, 68,248,158 shares issued and outstanding at July 31, 2018, and 63,093,153 shares issued and outstanding at July 31, 2017	683,000	631,000
Additional paid-in capital	117,522,000	110,141,000
Accumulated deficit	(116,924,000)	(109,482,000)
Total stockholders’ equity	1,281,000	1,290,000
Total liabilities and stockholders’ equity	$2,575,000	$3,829,000

See accompanying notes.

PURE Bioscience, Inc.

Consolidated Statements of Operations

	Year ended
	July 31,
	2018	2017
Net product sales	$1,774,000	$1,831,000
Operating costs and expenses
Cost of goods sold	763,000	760,000
Selling, general and administrative	5,235,000	5,230,000
Research and development	459,000	779,000
Share-based compensation	2,359,000	1,070,000
Total operating costs and expenses	8,816,000	7,839,000
Loss from operations	(7,042,000)	(6,008,000)
Other income (expense)
Inducement to exercise warrants	(876,000)	—
Change in derivative liabilities	459,000	(277,000)
Interest expense, net	(8,000)	(5,000)
Other income, net	25,000	27,000
Total other expense	(400,000)	(255,000)
Net loss	$(7,442,000)	$(6,263,000)
Basic and diluted net loss per share	$(0.11)	$(0.10)
Shares used in computing basic and diluted net loss per share	67,279,124	63,492,406

See accompanying notes.

PURE Bioscience, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance July 31, 2016	64,823,917	$649,000	$107,593,000	$(103,219,000)	$5,023,000
Issuance of common stock in private placements, net	1,572,941	16,000	1,033,000	—	1,049,000
Share-based compensation expense - stock options	—	—	968,000	—	968,000
Share-based compensation expense - restricted stock units	—	—	102,000	—	102,000
Warrant liability removed due to warrant exercise	—	—	226,000	—	226,000
Issuance of common stock upon vesting of restricted stock units	150,000	1,000	(1,000)	—	—
Issuance of common stock upon exercise of warrants	346,295	3,000	182,000	—	185,000
Restricted stock unit cancellation	(3,800,000)	(38,000)	38,000	—	—
Net loss	—	—	—	(6,263,000)	(6,263,000)
Balance July 31, 2017	63,093,153	$631,000	$110,141,000	$(109,482,000)	$1,290,000
Share-based compensation expense - stock options	—	—	1,525,000	—	1,525,000
Share-based compensation expense - restricted stock units	—	—	834,000	—	834,000
Warrant liability removed due to warrant exercise	—	—	1,394,000	—	1,394,000
Issuance of common stock upon exercise of warrants	4,914,505	49,000	2,583,000	—	2,632,000
Stock issued for services	240,500	3,000	169,000		172,000
Inducement to exercise warrants	—	—	876,000	—	876,000
Net loss	—	—	—	(7,442,000)	(7,442,000)
Balance July 31, 2018	68,248,158	$683,000	$117,522,000	$(116,924,000)	$1,281,000

See accompanying notes.

PURE Bioscience, Inc.

Consolidated Statements of Cash Flows

	Year ended
	July 31,
	2018	2017
Operating activities
Net loss	$(7,442,000)	$(6,263,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,359,000	1,070,000
Amortization of stock issued for services	122,000	144,000
Stock issued for services	121,000	—
Depreciation and amortization	285,000	276,000
Inventory write-off	58,000	50,000
Gain on inventory recovery	(19,000)	—
Change in fair value of derivative liabilities	(459,000)	277,000
Inducement to exercise warrants	876,000	—
Interest expense on promissory note	3,000	—
Changes in operating assets and liabilities:
Accounts receivable	22,000	(34,000)
Inventories	37,000	27,000
Prepaid expenses	45,000	(58,000)
Accounts payable and accrued liabilities	103,000	(59,000)
Deferred rent	2,000	8,000
Net cash used in operating activities	(3,887,000)	(4,562,000)
Investing activities
Investment in patents	(15,000)	(20,000)
Purchases of property, plant and equipment	(19,000)	(206,000)
Net cash used in investing activities	(34,000)	(226,000)
Financing activities
Net proceeds from the exercise of warrants	2,632,000	185,000
Net proceeds from promissory note financing	500,000	—
Net proceeds from the sale of common stock	—	1,049,000
Net cash provided by financing activities	3,132,000	1,234,000
Net decrease in cash and cash equivalents	(789,000)	(3,554,000)
Cash and cash equivalents at beginning of year	1,640,000	5,194,000
Cash and cash equivalents at end of year	$851,000	$1,640,000
Supplemental disclosure of cash flow information
Cash paid for taxes	$3,000	$7,000
Noncash investing and financing activities
Warrant liability removed due to settlements	$1,394,000	$226,000
Common stock issued for prepaid services	$51,000	—
Restricted stock unit cancelation	$—	$38,000

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

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of July 31, 2018, we have incurred a cumulative net loss of $116,924,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of July 31, 2018, we had $851,000 in cash and cash equivalents, and $1,281,000 of current liabilities, including $608,000 in accounts payable. On August 16, 2018, we completed a closing of a private placement financing to accredited investors. We raised approximately $1.5 million in net proceeds from the private placement financing and issued an aggregate of 3,333,964 shares of our common stock at a purchase price of $0.45 per share, including the conversion of approximately $0.5 million held in the form of a promissory note as of July 31, 2018. The shares issued in the private placement financing were issued pursuant to a securities purchase agreement entered into with the investors. Mr. Tom Y. Lee, a member of the Company’s Board of Directors invested approximately $1.0 million through his affiliates, including approximately $0.5 million of cash and the cancellation of existing indebtedness in the amount of approximately $0.5 million that was held in the form of a promissory note payable as of July 31, 2018. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of PURE Bioscience, Inc. and its wholly owned subsidiary, ETIH2O Inc., a Nevada corporation. ETIH2O Inc. has no business and no material assets or liabilities and there have been no significant transactions related to ETIH2O Inc. during the periods presented in the consolidated financial statements. All inter-company balances and transactions have been eliminated.

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

Reclassification

Certain reclassifications have been made to prior period amounts to conform to current period presentation. These reclassifications did not have an impact on our results of operations or financial condition as of and for the year ended July 31, 2017.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities from the purchase date of three months or less.

Restricted Cash

The Company is required to maintain $75,000 in a restricted certificate of deposit account in order to fully collateralize four revolving credit card accounts.

Fair Value of Financial Instruments

Certain of our financial instruments—including cash and cash equivalents, accounts receivable, inventories, prepaid expenses, accounts payable, accrued liabilities, and deferred rent are carried at cost, which is considered to be representative of their respective fair values because of the short-term nature of these instruments. Our derivative liabilities are carried at estimated fair value (See Notes 5 and 6 to these consolidated financial statements).

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

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. Estimates of allowances for doubtful accounts are determined based on historical payment patterns and individual customer circumstances. The allowance for doubtful accounts was zero at July 31, 2018 and 2017.

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

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. There were no patent impairments during the years ended July 31, 2018 or 2017.

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

Shipping and Handling Costs

Shipping and handling costs incurred by us for product shipments are included in cost of goods sold and were minimal for the years ended July 31, 2018 and 2017.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments. For the years ended July 31, 2018 and 2017, our comprehensive loss consisted only of net loss.

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

Net Loss Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Our diluted net loss per common share is the same as our basic net loss per common share because we incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an antidilutive effect. For the years ended July 31, 2018 and 2017, the number of shares issuable upon the exercise of stock options, the vesting of restricted stock units, and the exercise of warrants, none of which are included in the computation of basic net loss per common share, was 12,012,189 and 16,098,679, respectively.

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued a two-part Accounting Standards Update (“ASU”) No. 2017-11, I. Accounting for Certain Financial Instruments With Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception (“ASU 2017-11”). ASU 2017-11 amends guidance in FASB ASC 260, Earnings Per Share, FASB ASC 480, Distinguishing Liabilities from Equity, and FASB ASC 815, Derivatives and Hedging. The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of ASU 2017-11 re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. ASU 2017-11 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted. We are evaluating the effect that this update will have on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard was originally effective for public companies for annual reporting periods beginning after December 15, 2016, with no early application permitted. In August 2015, the FASB issued ASU No. 2015-14 that defers by one year the effective date for all entities, with application permitted as of the original effective date. The updated standard becomes effective for us on August 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. We adopted the new standard for the fiscal year beginning August 1, 2018 using the modified retrospective application method. We have substantially completed the assessment of the new standard and believe that there will not be a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Statement of Cash Flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The new guidance must be applied on a retrospective basis. We have evaluated the effect of adopting this new accounting guidance and determined that adoption will not have a material impact on our Statement of Cash Flows.

In December 2017, the United States (“U.S.”) enacted the Tax Cuts and Jobs Act (the “2017 Act”), which changes existing U.S. tax law and includes various provisions that are expected to affect public companies. The 2017 Act (i) changes U.S. corporate tax rates, (ii) generally reduces a company’s ability to utilize accumulated net operating losses, and (iii) requires the calculation of a one-time transition tax on certain previously unrepatriated foreign earnings and profits (“E&P”). The 2017 Act will also impact estimates of a company’s deferred tax assets and liabilities. On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (“U.S. Tax Cuts and Jobs Act of 2017”). This new law did not have a significant impact on our consolidated financial statements for the year ended July 31, 2018 because we maintain a valuation allowance on the entirety of our deferred tax assets. However, the reduction of the U.S. federal corporate tax rate from 35% to 21% resulted in a remeasurement of our deferred tax assets.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, which provides clarity and guidance around which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods. The adoption of this guidance will have no impact on our consolidated financial statements unless we have modification accounting in accordance with Topic 718.

3. Balance Sheet Details

Inventories consist of the following:

	July 31,
	2018	2017
Raw materials	$39,000	$82,000
Finished goods	158,000	191,000
	$197,000	$273,000

During the year ended July 31, 2018, we wrote-off $58,000 of finished goods inventory damaged at our contract manufacturer’s facility. In addition we wrote-off $26,000 of inventory destroyed in a third-party warehouse fire. We received $45,000 from an insurance claim for the replacement cost of the inventory destroyed in the fire. As a result, we recorded a gain of $19,000 reflected in the other income section of our consolidated statements of operations.

During the year ended July 31, 2017, we wrote-off $50,000 for slow moving finished goods inventory manufactured in prior years.

Property, plant, and equipment consist of the following:

	July 31,
	2018	2017
Computers and equipment	$1,064,000	$1,045,000
Furniture and fixtures	21,000	21,000
	1,085,000	1,066,000
Less accumulated depreciation	(624,000)	(518,000)
	$461,000	$548,000

Depreciation expense was $106,000 and $98,000 for the years ended July 31, 2018 and 2017, respectively.

Patents consist of the following:

	July 31,
	2018	2017
Patents	$3,500,000	$3,485,000
Less accumulated amortization	(2,842,000)	(2,663,000)
	$658,000	$822,000

Patent amortization expense for the years ended July 31, 2018 and 2017 was $179,000 and $178,000, respectively.

At July 31, 2018, future patent amortization expense is expected to be as follows:

2019	$135,000
2020	87,000
2021	76,000
2022	48,000
2023	42,000
Thereafter	270,000
$658,000

4. Commitments and Contingencies

Operating Leases

During August 2016, we amended the lease of our primary facility in El Cajon, California under a noncancelable operating lease that now expires in December 2019. This facility includes our corporate offices, research and development laboratory, and warehouse. Rent expense, including common area maintenance, was $121,000 and $116,000 for the years ended July 31, 2018 and 2017, respectively.

Future minimum annual lease payments for our primary facility as of July 31, 2018 are as follows:

2019	$106,000
2020	$45,000
$151,000

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

In connection with the October and November 2015 Private Placements, we issued warrants with derivative features. These instruments were accounted for as derivative liabilities (See Note 6 to these consolidated financial statements).

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

The following table provides a reconciliation of the beginning and ending balances of the derivative liabilities for the years ended July 31, 2018 and 2017:

Fair Value of Significant Unobservable Inputs (Level 3)

Warrant
Liability
Balance at July 31, 2016	$1,802,000
Issuances	—
Settlement of warrant liability	(226,000)
Adjustments to estimated fair value	277,000
Balance at July 31, 2017	$1,853,000
Issuances	—
Settlement of warrant liability	(1,394,000)
Adjustments to estimated fair value	(459,000)
Balance at July 31, 2018	$—

6. Derivative Liability

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

On September 25, 2017, we completed the first closing of a tender offer (the “Tender Offer”) to amend and exercise outstanding warrants to purchase shares of our common stock held by the investors participating in the 2015 Private Placement Financing and our 2014 and 2017 private placement financings. As a result, 1,599,135 warrants issued in connection with the 2015 Private Placement Financing were exercised for cash. In addition, there was a net exercise on 118,057 warrants which resulted in the issuance of 63,811 shares of our common stock. The net exercised warrants were issued in connection with the 2015 Private Placement Financing. The change in fair value of the warrant liabilities on September 25, 2017 was recorded as a change in derivative liabilities in the consolidated statements of operations. The fair value on the exercise date was returned to additional paid-in capital and is reflected in the settlement of warrant liability section on the table in Note 5. The following assumptions were used as inputs to the fair value model at September 25, 2017: stock price of $1.00 per share and a warrant exercise price of $0.45 per share as of the valuation date; our historical stock price volatility of 70.00%; risk free interest rate on U.S. treasury notes of 1.6%; warrant expiration of 3.2 years (See Note 7 to these consolidated financial statements).

On October 10, 2017, we completed a second and final closing of the Tender Offer. As a result, 268,909 warrants issued in connection with the 2015 Private Placement Financing were exercised. The change in fair value of the warrant liabilities on October 10, 2017 was recorded as a change in derivative liabilities in the consolidated statements of operations. The fair value on the exercise date was returned to additional paid-in capital and is reflected in the settlement of warrant liability section on the table in Note 5. The following assumptions were used as inputs to the fair value model at October 10, 2017: stock price of $1.03 per share and a warrant exercise price of $0.45 per share as of the valuation date; our historical stock price volatility of 70.00%; risk free interest rate on U.S. treasury notes of 1.6%; warrant expiration of 3.1 years (See Note 7 to these consolidated financial statements).

During the fiscal year ended July 31, 2018, all remaining warrants containing derivative features issued in connection with the 2015 Private Placement Financing were exercised.

As of July 31, 2018, the total value of the derivative liabilities was zero. The change in fair value of the warrant liabilities for fiscal years ended July 31, 2018 and 2017, was a decrease of $459,000 and an increase $277,000, respectively, which was recorded as a change in derivative liabilities in the consolidated statements of operations.

7. Stockholders’ Equity

Preferred Stock

As of July 31, 2018, the Company’s Board of Directors is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.01 per share, in one or more series. As of July 31, 2018 and July 31, 2017, there were no shares of preferred stock issued and outstanding.

Common Stock

As of July 31, 2018, 100,000,000 shares of common stock with a par value of $0.01 per share are authorized for issuance.

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

Due to the reduction in exercise price for the Original Warrants issued in connection with the Schedule TO, we determined it was appropriate to record $876,000 of expense in the consolidated statement of operations for the inducement to exercise the Original Warrants.

Prior Year Private Placements

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

The net proceeds from the Private Placement Offering was approximately $1,049,000.

Other Activity

On October 1, 2017, we entered into a two-year service agreement for business development services. In accordance with the agreement we issued 50,000 shares of common stock, with a value of $51,000. The value was capitalized to prepaid expense and is being amortized over the term of the agreement. During the fiscal year ended July 31, 2018, we recognized $21,000 of expense related to these services.

On April 13, 2016, we entered into a two-year service agreement for general financial advisory services. In accordance with the agreement we issued 250,000 shares of common stock, with a value of $290,000. The value was capitalized to prepaid expense and is being amortized over the term of the agreement. For the years ended July 31, 2018 and 2017, we recognized $101,000 and $144,000 of expense related to these services, respectively.

Warrants

During the fiscal year ended July 31, 2018, in addition to the 4,756,163 Original Warrants exercised, there were net exercises on 573,057 warrants which resulted in the issuance of 158,342 shares of our common stock. As these warrants were net exercised, as permitted under the respective warrant agreement, we did not receive any cash proceeds. 198,057 of the warrants exercised during the period were issued in connection with the Original Warrants discussed above.

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

A summary of our warrant activity and related data is as follows:

Shares
Outstanding at July 31, 2016	7,056,426
Issued	1,724,235
Exercised	(347,451)
Expired/Cancelled	(129,374)
Outstanding at July 31, 2017	8,303,836
Issued	—
Exercised	(5,329,220)
Expired/Cancelled	(113,520)
Outstanding at July 31, 2018	2,861,096

The following table summarizes information related to warrants outstanding at July 31, 2018:

Expiration	Exercise
Date	Price	Shares
08/29/19	$0.75	2,533,331
12/01/21	$1.25	58,824
12/01/21	$1.28	117,647
01/23/22	$1.25	117,647
01/23/22	$1.28	33,647
		2,861,096

8. Share-Based Compensation

Restricted Stock Units

During the fiscal year ended July 31, 2018, the Compensation Committee of the Board of Directors authorized the issuance of 450,000 Restricted Stock Units (“RSUs”) to newly appointed members of our Board of Directors. RSUs issued to directors vest in two 50% installments on or before our annual meeting of stockholders, typically held in January. In addition, we issued 300,000 performance based RSUs to third-party consultants. We currently do not expect the 300,000 RSUs to vest. Each RSU represents the right to receive one share of common stock, issuable at the time the RSU is delivered and subsequently settles, as set forth in the Restricted Stock Unit Agreement.

During the fiscal year ended July 31, 2017, the Compensation Committee of the Board of Directors authorized the issuance of 1,150,000 RSUs to our officers and directors. RSUs granted to our officers vest over a four year period while RSUs granted to our directors vest in two 50% installments on or before our annual meeting of stockholders, typically held in January.

A summary of our restricted stock unit activity and related data is as follows:

Shares
Outstanding at July 31, 2016	1,285,000
Granted	1,150,000
Vested	(150,000)
Forfeited	(250,000)
Outstanding at July 31, 2017	2,035,000
Granted	750,000
Vested	(375,000)
Forfeited	(885,000)
Outstanding at July 31, 2018	1,525,000

Of the 1,525,000 unvested RSUs outstanding at July 31, 2018, we currently expect 1,225,000 to vest. As of July 31, 2018, there was $960,000 of unrecognized non-cash compensation cost related to RSUs we expect to vest, which will be recognized over a weighted average period of 2.64 years. During the fiscal year ended July 31, 2018, 375,000 RSUs vested, based on service conditions. All of the RSUs that vested during the fiscal year ended July 31, 2018 have not been delivered and remain outstanding, as set forth in the RSU agreements.

During the fiscal year ended July 31, 2017, 150,000 RSUs vested based on service conditions that were satisfied during the period, resulting in the issuance of 150,000 shares of common stock.

For the years ended July 31, 2018 and 2017, share-based compensation expense for RSUs was $834,000 and $102,000, respectively.

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

During the fiscal year ended July 31, 2017, $87,000 of pre-vest expense was reversed as a result of the RSU cancellation.

Stock Issued for Services

During the fiscal year ended July 31, 2018, we issued 190,500 shares of common stock for accrued services valued at $121,000.

Stock Option Plans

2007 Equity Incentive Plan

In February 2016, we amended and restated our 2007 Equity Incentive Plan, the (“2007 Plan”), to, among other changes, increase the number of shares of common stock issuable under the 2007 Plan by 4,000,000 shares and extend the term of the 2007 Plan until February 4, 2026. The 2007 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of July 31, 2018, there were approximately 940,000 shares available for issuance under the 2007 Plan.

2017 Equity Incentive Plan

Approved by our shareholders in January 2018, the 2017 Equity Incentive Plan, the (“2017 Plan”), has a share reserve of 5,000,000 shares of common stock, which were registered under a Form S-8 filed with the SEC in February 2018. The 2017 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of July 31, 2018, there were approximately 2,815,000 shares available for issuance under the 2017 Plan.

Stock Option Activity

During the fiscal year ended July 31, 2018, we issued 2,245,000 stock options at various exercise prices to employees, directors, and consultants. The options vest between one and two years and carry a term between five and ten years.

During the fiscal year ended July 31, 2018, the Compensation Committee of the Board of Directors extended the expiration terms of 740,000 employee options by three years. We accounted for the option modification under ASC Topic 718 and recorded a one-time expense of $203,000, which was expensed under the share-based compensation line item on the consolidated statements of operations.

During the fiscal year ended July 31, 2017, we issued 3,735,000 stock options at various exercise prices to employees, directors, advisory members and consultants. The options vest between one and four years and carry a term between five and ten years.

A summary of our stock option activity for the fiscal years ended July 31, 2018 and 2017 is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 31, 2016	2,277,968	$1.60	$—
Granted	3,735,000	$1.05
Exercised	—	$—
Cancelled	(253,125)	$1.42
Outstanding at July 31, 2017	5,759,843	$1.25	$1,120,000
Granted	2,245,000	$0.84
Exercised	—	$—
Cancelled	(378,750)	$1.96
Outstanding at July 31, 2018	7,626,093	$1.09	$—

The weighted average expected term of options outstanding at July 31, 2018 was 5.47 years.

At July 31, 2018, options to purchase 4,017,343 shares of common stock were exercisable. These options had a weighted-average exercise price of $1.18, an aggregate intrinsic value of zero, and a weighted average expected term of 4.02 years. The weighted average grant date fair value for options granted during the years ended July 31, 2018 and 2017, was $0.44 and $0.67, respectively. The total unrecognized compensation cost related to unvested stock option grants as of July 31, 2018 was approximately $1,533,000 and the weighted average period over which these grants are expected to vest is 2.43 years.

For the fiscal year ended July 31, 2018 and 2017, share-based compensation expense for stock options was $1,525,000 and $968,000 respectively.

We use the Black-Scholes valuation model to calculate the fair value of stock options. Share-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	For the years ended July 31,
	2018	2017
Volatility	71.18%	81.00%
Risk-free interest rate	2.32%	1.70%
Dividend yield	0.0%	0.0%
Expected life	3.69 years	4.66 years

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

9. Related Party Transactions

On June 28, 2018, we raised $500,000 to support our continued operations by issuing a one-year promissory note to Tom Y. Lee, a member of the Company’s Board of Directors and our largest stockholder. The note accrues interest at 6.5% per annum, compounded annually. As of July 31, 2018, $500,000 of principal and $3,000 of accrued and unpaid interest remained payable (See Note 12 to these consolidated financial statements).

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

During the years ended July 31, 2018 and 2017, our net product sales to ICC was $8,000 and $33,000, respectively. As of July 31, 2018, $86,000 was payable to ICC for the production of SDC based products with no accounts receivable due to the Company. As of July 31, 2017, $75,000 was payable to ICC for the production of SDC based products and $6,000 of accounts receivable was due to the Company.

The president of ICC is a shareholder of the Company.

10. Sales Concentration

Net product sales were $1,774,000 and $1,831,000 for the years ended July 31, 2018 and 2017, respectively. For the year ended July 31, 2018, three individual customers accounted for 20%, 16% and 11%, of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. For the year ended July 31, 2017, two individual customers accounted for 33% and 19%, of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. For the years ended July 31, 2018 and 2017, all net product sales occurred in the United States.

11. Income Taxes

We file federal and state consolidated tax returns with our subsidiaries. Our income tax provision for the years ended July 31, 2018 and 2017 was $1,650; the minimum state franchise taxes we pay regardless of income or loss.

At July 31, 2018, we had federal and state tax net operating loss carry-forwards of approximately $105.2 million and $60.5 million, respectively. At July 31, 2017, we had federal and state tax net operating loss carry-forwards of approximately $100.3 million and $74.7 million, respectively. Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code as well as similar state provisions. These ownership changes may limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since our formation, we have raised capital through the issuance of capital stock on several occasions (both before and after our initial public offering in 1996) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition. While we do not believe that we have experienced an ownership change, the pertinent tax rules related thereto are complex and subject to varying interpretations, and thus complete assurance cannot be provided that the taxing authorities would not take an alternative position.

Our current federal tax loss carry-forwards begin expiring in the year ended July 31, 2019 and, unless previously utilized, will completely expire in the year ending July 31, 2038. Our state tax loss carry-forwards began to expire in the year ending July 31, 2029, and will completely expire in the year ending July 31, 2038.

Significant components of our deferred tax assets are as follows:

	July 31,
	2018	2017
Net operating loss carry-forward	$26,170,000	$30,970,000
Stock options and warrants	2,590,000	3,250,000
Other temporary differences	(130,000)	(140,000)
Total deferred tax assets	28,630,000	34,080,000
Valuation allowance for deferred tax assets	(28,630,000)	(34,080,000)
Net deferred tax assets	$—	$—

During the year ended July 31, 2018, we had a net decrease in deferred tax assets of $5,450,000. This change is a result of current year activity as well as a change in the federal tax rates. The change as a result of current year activity is an increase in deferred tax assets of $7,653,000. This increase was offset by a $13,103,000 decrease due to a remeasurement of the deferred tax assets based on new tax rates established through the Tax Cuts and Jobs Act passed December 22, 2017. The remeasurement is a provisional estimate under Staff Accounting Bulletin (“SAB”) 118 that could be revised based on any additional guidance issued by the U.S. Treasury Department, the U.S. Internal Revenue Service, and other standard-setting bodies. This new law did not have a significant impact on our consolidated financial statements for the year ended July 31, 2018 because we maintain a valuation allowance on the entirety of our deferred tax assets. However, the reduction of the U.S. federal corporate tax rate from 35% to 21% resulted in a remeasurement of the deferred tax asset reflected in the tax rate reconciliation table below, as well as, the deferred tax assets table listed above.

Given the significant impact of the Tax Cuts and Jobs Act, the SEC staff issued SAB 118 which provides guidance on accounting for uncertainties of the effects of the Tax Act. Specifically, SAB 118 allows companies to record a provisional estimate of the impact of the Tax Act during a one year “measurement period”. We have recognized the provisional tax impact related to the revaluation of deferred tax assets and liabilities and included these amounts in our consolidated financial statements for the year ended July 31, 2018. The ultimate impact may differ from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, and additional regulatory guidance that may be issued.

A reconciliation of income taxes computed using the statutory income tax rate, compared to the effective tax rate, is as follows:

	2018	2017
Federal tax benefit at the expected statutory rate	26.4%	34.0%
State income tax, net of federal tax benefit	32.5	0.8
Expired net operating loss carryforwards	(20.0)	(6.6)
Other	(2.9)	(7.7)
Rate change adjustment	(175.4)	—
Change in state tax rates	—	(4.2)
Permanent items	—	(3.3)
Valuation allowance	139.4	(13.0)
Income tax benefit - effective rate	0.0%	0.0%

Following authoritative guidance, we recognize the tax benefit from a tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense; however we have had no accrued interest or penalties at either July 31, 2018 or July 31, 2017. We are subject to income taxes in the United States and in various states, and our historical tax years remain subject to future examination by the U.S. and state tax authorities. During the years ended July 31, 2018 and 2017, we did not record any activity related to our unrecognized tax benefits.

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

12. Subsequent Events

Private Placement Financing

On August 16, 2018, we completed a closing (the “Closing”) of a private placement financing to accredited investors. We raised approximately $1.5 million in the Closing and issued an aggregate of 3,333,964 shares of our common stock at a purchase price of $0.45 per share, including the conversion of approximately $0.5 million held in the form of a promissory note as of July 31, 2018. The shares issued in the private placement financing were issued pursuant to a securities purchase agreement entered into with the investors. Mr. Tom Y. Lee, a member of the Company’s Board of Directors invested approximately $1.0 million through his affiliates, including approximately $0.5 million of cash and the cancellation of existing indebtedness in the amount of approximately $0.5 million that was held in the form of a promissory note payable as of July 31, 2018.

The net proceeds to us from the Closing (including the cancellation of indebtedness), after deducting fees and other offering expenses, are approximately $1.49 million. We expect to use the net proceeds for general corporate purposes, including our research and development efforts, and for general administrative expenses and working capital.

The issuance and sale of the Shares was not registered under the Securities Act of 1933, as amended (the “Securities Act”), and these Shares may not be offered or sold in the United States absent registration under or exemption from the Securities Act and any applicable state securities laws. The Shares were issued and sold in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. The Investors represented to the Company that each was an “accredited investor” within the meaning of Rule 501 of Regulation D under the Securities Act, and that each was receiving the Shares for investment for its own account and without a view to distribute them.

