Form 10-Q
period 2018-10-31
PURE BIOSCIENCE, INC.
filed 2018-12-13
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2018

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

As of December 13, 2018, there were 71,582,122 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PURE Bioscience, Inc.

Form 10-Q

for the Quarterly Period Ended October 31, 2018

Part I - Financial Information

Item 1. Financial Statements

PURE Bioscience, Inc.

Condensed Consolidated Balance Sheets

	October 31, 2018	July 31, 2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$776,000	$851,000
Accounts receivable	353,000	275,000
Inventories, net	209,000	197,000
Restricted cash	75,000	75,000
Prepaid expenses	71,000	58,000
Total current assets	1,484,000	1,456,000
Property, plant and equipment, net	443,000	461,000
Patents, net	613,000	658,000
Total assets	$2,540,000	$2,575,000
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$420,000	$608,000
Accrued liabilities	152,000	170,000
Promissory note payable	—	503,000
Total current liabilities	572,000	1,281,000
Deferred rent	12,000	13,000
Total liabilities	584,000	1,294,000
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized, 71,582,122 shares issued and outstanding at October 31, 2018, and 68,248,158 shares issued and outstanding at July 31, 2018	716,000	683,000
Additional paid-in capital	120,730,000	117,522,000
Accumulated deficit	(119,490,000)	(116,924,000)
Total stockholders’ equity	1,956,000	1,281,000
Total liabilities and stockholders’ equity	$2,540,000	$2,575,000

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended
	October 31,
	2018	2017
Net product sales	$590,000	$464,000
Operating costs and expenses
Cost of goods sold	203,000	146,000
Selling, general and administrative	1,109,000	1,445,000
Research and development	97,000	144,000
Share-based compensation	1,744,000	656,000
Total operating costs and expenses	3,153,000	2,391,000
Loss from operations	(2,563,000)	(1,927,000)
Other income (expense)
Change in derivative liabilities	—	459,000
Inducement to exercise warrants	—	(876,000)
Interest expense, net	(3,000)	(1,000)
Other income, net	—	6,000
Total other expense	(3,000)	(412,000)
Net loss	$(2,566,000)	$(2,339,000)
Basic and diluted net loss per share	$(0.04)	$(0.04)
Shares used in computing basic and diluted net loss per share	71,002,302	64,964,404

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	October 31,
	2018	2017
Operating activities
Net loss	$(2,566,000)	$(2,339,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,744,000	656,000
Amortization of stock issued for services	19,000	39,000
Depreciation and amortization	71,000	71,000
Interest expense on promissory note	1,000	—
Change in fair value of derivative liability	—	(459,000)
Inducement to exercise warrants	—	876,000
Changes in operating assets and liabilities:
Accounts receivable	(78,000)	154,000
Inventories	(12,000)	(1,000)
Prepaid expenses	(32,000)	11,000
Accounts payable and accrued liabilities	(206,000)	(38,000)
Deferred rent	(1,000)	(1,000)
Net cash used in operating activities	(1,060,000)	(1,031,000)
Investing activities
Investment in patents	—	(3,000)
Purchases of property, plant and equipment	(8,000)	(9,000)
Net cash used in investing activities	(8,000)	(12,000)
Financing activities
Net proceeds from the sale of common stock	993,000	—
Net proceeds from the exercise of warrants	—	2,632,000
Net cash provided by financing activities	993,000	2,632,000
Net (decrease) increase in cash, cash equivalents, and restricted cash	(75,000)	1,589,000
Cash, cash equivalents, and restricted cash at beginning of period	926,000	1,715,000
Cash, cash equivalents, and restricted cash at end of period	$851,000	$3,304,000

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$776,000	$3,229,000
Restricted cash	$75,000	$75,000
Total cash, cash equivalents and restricted cash	$851,000	$3,304,000

Supplemental disclosure of non-cash financing activities
Warrant liabilities removed due to settlements	$—	$1,394,000
Common stock issued for prepaid services	$—	$51,000
Conversion of promissory note and accrued interest from a related party to common stock	$504,000	$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information pursuant to the instructions to Form 10-Q and Article 10/Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended October 31, 2018 are not necessarily indicative of the results that may be expected for other quarters or the year ending July 31, 2019. The July 31, 2018 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in our Annual Report on Form 10-K. For more complete information, these unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended July 31, 2018 included in our Annual Report on Form 10-K covering such period filed with the Securities and Exchange Commission, or SEC, on October 25, 2018.

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

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of October 31, 2018, we have incurred a cumulative net loss of $119,490,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of October 31, 2018, we had $776,000 in cash and cash equivalents, and $420,000 of accounts payable. As of October 31, 2018, we have no long-term debt. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof.

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

3. Significant Accounting Policies

Revenue Recognition

Effective August 1, 2018, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“Topic 606”). Under Topic 606, revenue is recognized at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer. This principle is applied using the following 5-step process:

1.	Identify the contract with the customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) each performance obligation is satisfied

Under Topic 606, we recognize revenue when we satisfy a performance obligation by transferring control of the promised goods or services to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

Our technology platform is based on patented stabilized ionic silver, and our initial products contain silver dihydrogen citrate, or SDC. SDC is a broad-spectrum, non-toxic antimicrobial agent, which offers 24-hour residual protection and formulates well with other compounds. We sell various configurations and dilutions of SDC direct to customers and through distributors. We currently offer PURE® Hard Surface as a food contact surface sanitizer and disinfectant to restaurant chains, food processors and food transportation companies. We also offer PURE Control® as a direct food contact processing aid.

Contract terms for unit price, quantity, shipping and payment are governed by sales agreements and purchase orders which we consider to be a customer’s contract in all cases. The unit price is considered the observable stand-alone selling price for the arrangements. Any promotional or sales discounts are applied evenly to the units sold for purposes of calculating standalone selling price.

Product sales generally consist of a single performance obligation that we satisfy at a point in time. We recognize product revenue when the following events have occurred: (a) we have transferred physical possession of the products, (b) we have a present right to payment, (c) the customer has legal title to the products, and (d) the customer bears significant risks and rewards of ownership of the products.

Our direct customer and distributer sales are invoiced based on received purchase orders. Our payment terms on invoiced direct customer and distributor sales range between 30 and 90 days after we satisfy our performance obligation. The majority of our customers are on 30 day payment terms. We currently offer no right of return on invoiced sales and maintain no allowance for sales returns.

Shipping and handling are treated as activities to fulfill promises to customers and any amounts billed to a customer, if applicable, represent revenues earned for the goods provided. Costs related to such shipping and handling billings are classified as cost of sales.

We do not have significant categories of revenue that may impact how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Variable Consideration

We record revenue from customers in an amount that reflects the transaction price we expect to be entitled to after transferring control of those goods or services. From time to time, we offer sales promotions on our products such as discounts. Variable consideration is estimated at contract inception only to the extent that it is probable that a significant reversal of revenue will not occur.

Practical Expedient

We elected a practical expedient to expense sales commissions when the commissions are incurred because the amortization period would have been one year or less. These costs are recorded as Selling, general and administrative expense on our Condensed Consolidated Statements of Operations.

Net Loss Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Our diluted net loss per common share is the same as our basic net loss per common share because we incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an anti-dilutive effect. As of October 31, 2018 and 2017, the number of shares issuable upon the exercise of stock options, the vesting of restricted stock units, and the exercise of warrants, none of which are included in the computation of basic net loss per common share, was 12,287,189 and 11,680,939 respectively.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments. For the three months ended October 31, 2018 and 2017, our comprehensive loss consisted only of net loss.

Inventory

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Inventories consist of the following:

	October 31, 2018	July 31, 2018
Raw materials	$38,000	$39,000
Finished goods	171,000	158,000
	$209,000	$197,000

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

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the three months ended October 31, 2018 and 2017, no impairment of long-lived assets was indicated or recorded.

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

In connection with the October and November 2015 Private Placements, we issued warrants with derivative features. These instruments were accounted for as derivative liabilities.

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

4. Derivative Liabilities

During October and November of 2015 we closed two private placement financings (the “2015 Private Placement Financing”) and issued 20,376,219 warrants. We accounted for warrants issued in connection with the 2015 Private Placement Financing in accordance with the accounting guidance for derivatives. The applicable accounting guidance sets forth a two-step model to be applied in determining whether a financial instrument is indexed to an entity’s own stock, which would qualify such financial instruments for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the stockholders’ equity section of the entity’s balance sheet. We determined the warrants were ineligible for equity classification due to anti-dilution provisions set forth therein.

On September 25, 2017, we completed the first closing of a tender offer to amend and exercise outstanding warrants to purchase shares of our common stock. As a result, 1,599,135 warrants issued in connection with the 2015 Private Placement Financing were exercised. In addition, there was a net exercise on 118,057 warrants which resulted in the issuance of 63,811 shares of our common stock. The change in fair value of the warrant liabilities on September 25, 2017 was recorded as a change in derivative liabilities in the condensed consolidated statements of operations during the three months ended October 31, 2017. In addition, the fair value on the exercise date was returned to additional paid in capital.

On October 10, 2017, we completed a second and final closing of a tender offer to amend and exercise outstanding warrants to purchase shares of our common stock. As a result, 268,909 warrants issued in connection with the 2015 Private Placement Financing were exercised. The change in fair value of the warrant liabilities on October 10, 2017 was recorded as a change in derivative liabilities in the condensed consolidated statements of operations during the three months ended October 31, 2017. In addition, the fair value on the exercise date was returned to additional paid in capital.

During the three months ended October 31, 2017, all outstanding warrants containing derivative features issued in connection with the 2015 Private Placement Financing were exercised.

The change in fair value of the warrant liabilities for the three months ended October 31, 2017, was a decrease of $459,000, which was recorded as a change in derivative liabilities in the condensed consolidated statements of operations. As of October 31, 2018, there were no warrants classified as derivatives outstanding.

5. Promissory Note Payable

On June 28, 2018, we raised $500,000 to support our continued operations by issuing a one-year promissory note to Tom Y. Lee, a member of the Company’s Board of Directors and our largest stockholder. The note accrued interest at 6.5% per annum, compounded annually. On August 16, 2018, $500,000 of principal and approximately $4,000 of accrued interest was canceled and converted into 1,120,633 shares of common stock (See Note 6 to these condensed consolidated financial statements).

6. Stockholders’ Equity

Preferred Stock

As of October 31, 2018, the Company’s Board of Directors is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.01 per share, in one or more series. As of October 31, 2018 and July 31, 2018, there were no shares of preferred stock issued and outstanding.

Common Stock

As of October 31, 2018, 100,000,000 shares of common stock with a par value of $0.01 per share are authorized for issuance.

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

The net proceeds to us from the Closing (including the cancellation of indebtedness), after deducting fees and other offering expenses, are approximately $1.5 million. We expect to use the net proceeds for general corporate purposes, including our research and development efforts, and for general administrative expenses and working capital.

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

Due to the reduction in exercise price for the Original Warrants issued in connection with the Schedule TO, we determined it was appropriate to record $876,000 of expense in the October 31, 2017 condensed consolidated statement of operations for the inducement to exercise the Original Warrants.

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

Other Activity

During the three months ended October 31, 2017, we entered into a two-year service agreement for business development services. In accordance with the agreement we issued 50,000 shares of common stock, with a value of $51,000. The value was capitalized to prepaid expense and is being amortized over the term of the agreement. During the three months ended October 31, 2018 and 2017, we recognized $6,000 and $3,000 of expense related to these services, respectively.

On April 13, 2016, we entered into a two-year service agreement for general financial advisory services. In accordance with the agreement we issued 250,000 shares of common stock, with a value of $290,000. The value was capitalized to prepaid expense and was being amortized over the term of the agreement. During the three months ended October 31, 2017, we recognized $36,000 of expense related to these services.

7. Share-Based Compensation

Restricted Stock Units

During the three months ended October 31, 2018, the Compensation Committee of the Board of Directors authorized the issuance of 725,000 Restricted Stock Units (“RSUs”) to officers and consultants. The RSUs vest over a two year period and carry a ten year term. Each RSU represents the right to receive one share of common stock, issuable at the time the RSU subsequently settles, as set forth in the Restricted Stock Unit Agreement.

Additionally, on October 4, 2018, the Board of Directors appointed Tom Myers as the Company’s Chief Operating Officer. In connection with Mr. Myer’s appointment, the Board agreed to grant him 500,000 RSUs upon the achievement by the Company of cash flow breakeven for a fiscal quarter, after which such RSUs shall vest annually over the following three years. Based on the applicable guidance, we determined that these RSUs are not deemed to be granted and therefore there are no accounting implications as of October 31, 2018.

Of the 1,750,000 RSUs outstanding, we currently expect 1,450,000 to vest. As of October 31, 2018, there was $578,000 of unrecognized non-cash compensation cost related to RSUs we expect to vest, which will be recognized over a weighted average period of 1.64 years.

For the three months ended October 31, 2018 share-based compensation expense for RSUs was $742,000, of which $489,000 was due the accelerated vesting of RSU’s held by Dave Pfanzelter, the former Chairman of our Board. Mr. Pfanzelter retired from our Board in August 2018. For the three months ended October 31, 2017 share-based compensation expense for RSUs was $312,000.

Stock Option Plans

2007 Equity Incentive Plan

In February 2016, we amended and restated our 2007 Equity Incentive Plan, the (“2007 Plan”), to, among other changes, increase the number of shares of common stock issuable under the 2007 Plan by 4,000,000 shares and extend the term of the 2007 Plan until February 4, 2026. The 2007 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of October 31, 2018, there were approximately 940,000 shares available for issuance under the 2007 Plan.

2017 Equity Incentive Plan

Our shareholders approved our 2017 Equity Incentive Plan (the “2017 Plan”) in January 2018, which has a share reserve of 5,000,000 shares of common stock that were registered under a Form S-8 filed with the SEC in February 2018. The 2017 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of October 31, 2018, there were approximately 2,000,000 shares available for issuance under the 2017 Plan.

During the three months ended October 31, 2018, the Compensation Committee of the Board of Directors authorized the issuance of 100,000 stock options to a consultant supporting our business development activities. The options vest monthly over a two year period and carry a five year term.

A summary of our stock option activity is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 31, 2018	7,626,093	$1.09	$—
Granted	100,000	$0.65	—
Exercised	—	$—	—
Cancelled	(50,000)	$0.78	—
Outstanding at October 31, 2018	7,676,093	$1.09	$—

The weighted-average remaining contractual term of options outstanding at October 31, 2018 was 5.22 years.

At October 31, 2018, options to purchase 5,407,760 shares of common stock were exercisable. These options had a weighted-average exercise price of $1.15 and a weighted average remaining contractual term of 4.71 years. The weighted average grant date fair value for options granted during the three months ended October 31, 2018 was $0.28. The total unrecognized compensation cost related to unvested stock option grants as of October 31, 2018 was approximately $612,000 and the weighted average period over which these grants are expected to vest is 1.81 years.

For the three months ended October 31, 2018 share-based compensation expense for stock options was $1,002,000, of which $739,000 was due the accelerated vesting of stock options held by Dave Pfanzelter, the former Chairman of our Board. Mr. Pfanzelter retired from our Board in August 2018. For the three months ended October 31, 2017 share-based compensation expense for stock options was $395,000.

We use the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	For the three months ended October 31,
	2018	2017
Volatility	62.52%	86.98%
Risk-free interest rate	2.80%	1.80%
Dividend yield	0.0%	0.0%
Expected life	3.02 years	5.45 years

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

The expected life of options was estimated using the average between the contractual term and the vesting term of the options.

8. Recent Accounting Pronouncements

In May 2014, the FASB issued Topic 606, which supersedes most existing revenue recognition guidance in U.S. generally accepted accounting principles (“GAAP”), including most industry-specific guidance. The standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard was originally effective for public companies for annual reporting periods beginning after December 15, 2016, with no early application permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, which deferred by one year the effective date for all entities, with application permitted as of the original effective date. The standard allows for either a full retrospective or modified retrospective method of adoption. We adopted the new standard for the fiscal year beginning August 1, 2018 using the modified retrospective application method. Under this method, entities recognize the cumulative impact of applying the new standard at the date of adoption without restatement of prior periods presented. The cumulative effect of applying the new standard to contracts that were not completed as of August 1, 2018 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

The new standard also requires enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. See “Note 3. Significant Accounting Policies” for further discussion. Topic 606 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition (“Topic 605”). While results for reporting periods beginning after August 1, 2018 are presented under Topic 606, all prior period amounts are not adjusted and continue to be reported under the accounting standards in effect during these prior periods. The accounting policies for revenue recognition for periods prior to August 1, 2018 are described in “Note 2. Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended July 31, 2018. Adoption of this ASC did not have a material impact on our condensed consolidated financial statements. Refer to the revenue recognition disclosure above.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued a two-part Accounting Standards Update (“ASU”) No. 2017-11, I. Accounting for Certain Financial Instruments With Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception (“ASU 2017-11”). ASU 2017-11 amends guidance in FASB ASC 260, Earnings Per Share, FASB ASC 480, Distinguishing Liabilities from Equity, and FASB ASC 815, Derivatives and Hedging. The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of ASU 2017-11 re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. ASU 2017-11 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted. The adoption of this guidance will have no impact on our financial statements as all derivative liabilities were all exercised or expired as of July 31, 2018.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The standard clarifies the presentation of restricted cash and cash equivalents and requires companies to include restricted cash and cash equivalents in the beginning and ending balances of cash and cash equivalents on the statement of cash flows. The standard also requires additional disclosures to describe the amount and detail of the restriction by balance sheet line item. The new standard was effective for us on August 1, 2018. We adopted this standard using the retrospective transition method by restating the condensed consolidated statements of cash flows to include restricted cash of $75,000 in the beginning and ending cash, cash equivalents, and restricted cash balance. Net cash flows for the three months ended October 31, 2017, did not change as a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts presented on the statements of cash flows.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting , which provides clarity and guidance around which changes to the terms or conditions of a stock-based payment award require an entity to apply modification accounting. The new standard was effective for annual reporting periods beginning after April 1, 2018, and interim periods within those annual reporting periods. The adoption of this guidance had no impact on our financial statements.

9. Subsequent Events

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

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of October 31, 2018, we have incurred a cumulative net loss of $119,490,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of October 31, 2018, we had $776,000 in cash and cash equivalents, and $420,000 of accounts payable. As of October 31, 2018, we have no long-term debt. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof. We believe we have sufficient cash resources to fund our operations through January 2019.

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

Revenue

We contract manufacture and sell SDC-based products for end use, and as a raw material for manufacturing use. We recognize revenue when we satisfy a performance obligation by transferring control of the promised goods or services to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Any amounts received prior to satisfying revenue recognition criteria are recorded as deferred revenue.

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

Comparison of the Three Months Ended October 31, 2018 and 2017

Net Product Sales

Net product sales were $590,000 and $464,000 for the three months ended October 31, 2018 and 2017, respectively. The increase of $126,000 was attributable to increased food safety sales.

For the three months ended October 31, 2018, two individual customer accounted for 37% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

For the three months ended October 31, 2017, one individual customer accounted for 49% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

Cost of Goods Sold

Cost of goods sold was $203,000 and $146,000 for the three months ended October 31, 2018 and 2017, respectively. The increase of $57,000 was primarily attributable to increased product sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 66% and 69% for the three months ended October 31, 2018 and 2017, respectively. The decrease in gross margin percentage was primarily attributable to the sale of lower margin formulations and packaging configurations of our products during the quarter ended October 31, 2018, as compared with the prior period.

Selling, General and Administrative Expense

Selling, general and administrative expense was $1,109,000 and $1,445,000 for the three months ended October 31, 2018 and 2017, respectively. The decrease of $336,000 was primarily attributable to decreased personnel costs, as well as, decreased business development, marketing and legal fees.

Research and Development Expense

Research and development expense was $97,000 and $144,000 for the three months ended October 31, 2018 and 2017, respectively. The decrease of $47,000 was primarily attributable to reduced spending on research supporting our FDA approvals.

Share-Based Compensation

Share-based compensation expense was $1,744,000 and $656,000 for the three months ended October 31, 2018 and 2017, respectively. The increase of $1,088,000 is primarily due to the accelerated vesting of stock options and restricted stock units held by Dave Pfanzelter, the former Chairman of our Board. Mr. Pfanzelter retired from our Board in August 2018 (See Note 7 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

Change in Derivative Liabilities

The change in fair value of the warrant liabilities for the three months ended October 31, 2017, was a decrease of $459,000. The overall decrease in the derivative liability was due to updates to the assumptions used in the fair value pricing model for warrants at the date the warrants were settled. During the three months ended October 31, 2018, there were no warrants classified as derivatives outstanding, therefore there was no income or loss activity.

Inducement to exercise warrants

Change in inducement expense for the three months ended October 31, 2018 was zero. During the three months ended October 31, 2017, we completed a tender offer to amend outstanding warrants held by the investors participating in our 2014, 2015 and 2017 private placement financings. In accordance with the terms of the tender offer the strike price for all three series of warrants was reduced. As a result, we recorded a one-time inducement expense of $876,000 during the three months ended October 31, 2017.

Interest Expense

Interest expense for the three months ended October 31, 2018 and 2017 was $3,000 and $1,000, respectively.

Other Income (Expense)

Other income for the three months ended October 31, 2018 and 2017 was zero and $6,000, respectively.

Liquidity and Capital Resources

Our condensed consolidated financial statements have been prepared and presented on a basis assuming we will continue as a going concern. The factors below raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of October 31, 2018 we have incurred a cumulative net loss of $119,490,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of October 31, 2018, we had $776,000 in cash and cash equivalents compared with $851,000 in cash and cash equivalents as of July 31, 2018. The net decrease in cash and cash equivalents was primarily attributable to funds used to run our operations offset by funds received from the August 2018 private placement financing. Additionally, as of October 31, 2018, we had $572,000 of current liabilities, including $420,000 in accounts payable, compared with $1,281,000 of current liabilities, including $608,000 in accounts payable as of July 31, 2018. The net decrease in current liabilities was primarily due to the removal of the promissory note payable and the timing of accounts payable (See Notes 5 and 6 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q). We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof. We believe we have sufficient cash resources to fund our operations through January 2019.

In addition, from time to time we have entered into employment agreements with our executives that, under certain cases, provide for the continuation of salary and certain other benefits if these executives are terminated under specified circumstances. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. As of October 31, 2018, no events have occurred resulting in the obligation of any such payments.

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

Revenue Recognition

Effective August 1, 2018, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“Topic 606”). Under Topic 606, revenue is recognized at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer. This principle is applied using the following 5-step process:

1.	Identify the contract with the customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) each performance obligation is satisfied

Under Topic 606, we recognize revenue when we satisfy a performance obligation by transferring control of the promised goods or services to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

Our technology platform is based on patented stabilized ionic silver, and our initial products contain silver dihydrogen citrate, or SDC. SDC is a broad-spectrum, non-toxic antimicrobial agent, which offers 24-hour residual protection and formulates well with other compounds. We sell various configurations and dilutions of SDC direct to customers and through distributors. We currently offer PURE® Hard Surface as a food contact surface sanitizer and disinfectant to restaurant chains, food processors and food transportation companies. We also offer PURE Control® as a direct food contact processing aid.

Contract terms for unit price, quantity, shipping and payment are governed by sales agreements and purchase orders which we consider to be a customer’s contract in all cases. The unit price is considered the observable stand-alone selling price for the arrangements. Any promotional or sales discounts are applied evenly to the units sold for purposes of calculating standalone selling price.

Product sales generally consist of a single performance obligation that we satisfy at a point in time. We recognize product revenue when the following events have occurred: (a) we have transferred physical possession of the products, (b) we have a present right to payment, (c) the customer has legal title to the products, and (d) the customer bears significant risks and rewards of ownership of the products.

Our direct customer and distributer sales are invoiced based on received purchase orders. Our payment terms on invoiced direct customer and distributor sales range between 30 and 90 days after we satisfy our performance obligation. The majority of our customers are on 30 day payment terms. We currently offer no right of return on invoiced sales and maintain no allowance for sales returns.

Shipping and handling are treated as activities to fulfill promises to customers and any amounts billed to a customer, if applicable, represent revenues earned for the goods provided. Costs related to such shipping and handling billings are classified as cost of sales.

We do not have significant categories of revenue that may impact how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Variable Consideration

We record revenue from customers in an amount that reflects the transaction price we expect to be entitled to after transferring control of those goods or services. From time to time, we offer sales promotions on our products such as discounts. Variable consideration is estimated at contract inception only to the extent that it is probable that a significant reversal of revenue will not occur.

Practical Expedient

We elected a practical expedient to expense sales commissions when the commissions are incurred because the amortization period would have been one year or less. These costs are recorded as Selling, general and administrative expense on our Condensed Consolidated Statements of Operations.

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

Recent Accounting Pronouncements

See Note 8 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, concluded that there were no changes in our internal controls over financial reporting during the three months ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have a history of recurring losses, and as of October 31, 2018, we have incurred a cumulative net loss of approximately $120 million. As of October 31, 2018, we had $776,000 in cash and cash equivalents and $420,000 in accounts payable. During the three months ended October 31, 2018, our cash outflows for operating activities and for investments in patents and fixed assets were $1.07 million. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof, and we will need to raise additional capital to continue our operations and to implement our business plan, which capital may not be available on acceptable terms or at all. To help extend our operating window, we have reduced our headcount and limited our research and product development activities. Based on our current plans and available resources, we believe we can maintain our current operations through the end of January 2019. We estimate that the costs to wind-down our operations in an orderly manner will cost approximately $500,000. As a result, we need to secure significant additional capital to continue to fund our operations beyond January 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

3.1	Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.1.1	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.2	Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

3.2.1	Amendment to the Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

31.1 *	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at October 31, 2018 and July 31, 2018; (ii) Condensed Consolidated Statements of Operations for the three months ended October 31, 2018 and 2017; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2018 and 2017; and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE, INC.

Date: December 13, 2018	By:	/s/ HENRY R. LAMBERT
Henry R. Lambert, Chief Executive Officer (Principal Executive Officer)

Date: December 13, 2018	By:	/s/ MARK S. ELLIOTT
Mark S. Elliott, Vice President, Finance
(Principal Financial and Accounting Officer)

