Form 10-Q
period 2019-01-31
PURE BIOSCIENCE, INC.
filed 2019-03-06
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2019

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

As of March 6, 2019, there were 74,113,371 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PURE Bioscience, Inc.

Form 10-Q

for the Quarterly Period Ended January 31, 2019

Part I - Financial Information

Item 1. Financial Statements

PURE Bioscience, Inc.

Condensed Consolidated Balance Sheets

	January 31, 2019	July 31, 2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$335,000	$851,000
Accounts receivable	129,000	275,000
Inventories, net	205,000	197,000
Restricted cash	75,000	75,000
Prepaid expenses	49,000	58,000
Total current assets	793,000	1,456,000
Property, plant and equipment, net	416,000	461,000
Patents, net	568,000	658,000
Total assets	$1,777,000	$2,575,000
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$525,000	$608,000
Accrued liabilities	125,000	170,000
Promissory note payable	—	503,000
Total current liabilities	650,000	1,281,000
Deferred rent	10,000	13,000
Total liabilities	660,000	1,294,000
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized, 71,713,372 shares issued and outstanding at January 31, 2019, and 68,248,158 shares issued and outstanding at July 31, 2018	717,000	683,000
Additional paid-in capital	121,186,000	117,522,000
Accumulated deficit	(120,786,000)	(116,924,000)
Total stockholders’ equity	1,117,000	1,281,000
Total liabilities and stockholders’ equity	$1,777,000	$2,575,000

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended		Three months Ended
	January 31,		January 31,
	2019	2018	2019	2018
Net product sales	$984,000	$875,000	$394,000	$411,000
Operating costs and expenses
Cost of goods sold	363,000	307,000	160,000	161,000
Selling, general and administrative	2,111,000	2,863,000	1,002,000	1,418,000
Research and development	164,000	264,000	67,000	120,000
Share-based compensation	2,201,000	1,396,000	457,000	740,000
Total operating costs and expenses	4,839,000	4,830,000	1,686,000	2,439,000
Loss from operations	(3,855,000)	(3,955,000)	(1,292,000)	(2,028,000)
Other income (expense)
Inducement to exercise warrants	—	(876,000)	—	—
Change in derivative liabilities	—	459,000	—	—
Interest expense, net	(4,000)	(2,000)	(1,000)	(1,000)
Other income (expense), net	(3,000)	8,000	(3,000)	2,000
Total other income (expense)	(7,000)	(411,000)	(4,000)	1,000
Net loss	$(3,862,000)	$(4,366,000)	$(1,296,000)	$(2,027,000)
Basic and diluted net loss per share	$(0.05)	$(0.07)	$(0.02)	$(0.03)
Shares used in computing basic and diluted net loss per share	71,312,898	66,482,607	71,623,494	68,000,810

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance July 31, 2018	68,248,158	$683,000	$117,522,000	$(116,924,000)	$1,281,000
Issuance of common stock in private placements, net	3,333,964	33,000	1,464,000	—	1,497,000
Share-based compensation expense - stock options	—	—	1,247,000	—	1,247,000
Share-based compensation expense - restricted stock units	—	—	954,000	—	954,000
Issuance of common stock for vested restricted stock units	131,250	1,000	(1,000)	—	—
Net loss	—	—	—	(3,862,000)	(3,862,000)
Balance January 31, 2019 (Unaudited)	71,713,372	$717,000	$121,186,000	$(120,786,000)	$1,117,000

PURE Bioscience, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	January 31,
	2019	2018
Operating activities
Net loss	$(3,862,000)	$(4,366,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,201,000	1,396,000
Amortization of stock issued for services	25,000	142,000
Depreciation and amortization	143,000	81,000
Interest expense on promissory note	1,000	—
Change in fair value of derivative liability	—	(459,000)
Inducement to exercise warrants	—	876,000
Inventory write-off	—	26,000
Changes in operating assets and liabilities:
Accounts receivable	146,000	151,000
Inventories	(8,000)	(20,000)
Prepaid expenses	(16,000)	41,000
Accounts payable and accrued liabilities	(128,000)	7,000
Deferred rent	(3,000)	6,000
Net cash used in operating activities	(1,501,000)	(2,119,000)
Investing activities
Investment in patents	—	(4,000)
Purchases of property, plant and equipment	(8,000)	(20,000)
Net cash used in investing activities	(8,000)	(24,000)
Financing activities
Net proceeds from the sale of common stock	993,000	—
Net proceeds from the exercise of warrants	—	2,632,000
Net cash provided by financing activities	993,000	2,632,000
Net (decrease) increase in cash, cash equivalents, and restricted cash	(516,000)	489,000
Cash, cash equivalents, and restricted cash at beginning of period	926,000	1,715,000
Cash, cash equivalents, and restricted cash at end of period	$410,000	$2,204,000

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$335,000	$2,129,000
Restricted cash	$75,000	$75,000
Total cash, cash equivalents and restricted cash	$410,000	$2,204,000

Supplemental disclosure of non-cash financing activities
Warrant liabilities removed due to settlements	$—	$1,394,000
Common stock issued for prepaid services	$—	$51,000
Conversion of promissory note and accrued interest from a related party to common stock	$504,000	$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information pursuant to the instructions to Form 10-Q and Article 10/Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2019 are not necessarily indicative of the results that may be expected for other quarters or the year ending July 31, 2019. The July 31, 2018 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in our Annual Report on Form 10-K. For more complete information, these unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended July 31, 2018 included in our Annual Report on Form 10-K covering such period filed with the Securities and Exchange Commission, or SEC, on October 25, 2018.

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

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of January 31, 2019, we have incurred a cumulative net loss of $120,786,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of January 31, 2019, we had $335,000 in cash and cash equivalents, and $525,000 of accounts payable. As of January 31, 2019, we have no long-term debt. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof.

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

Net Loss Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Our diluted net loss per common share is the same as our basic net loss per common share because we incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an anti-dilutive effect. As of January 31, 2019 and 2018, the number of shares issuable upon the exercise of stock options, the vesting of restricted stock units, and the exercise of warrants, none of which are included in the computation of basic net loss per common share, was 12,696,564 and 11,280,939 respectively.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments. For the three and six months ended January 31, 2019 and 2018, our comprehensive loss consisted only of net loss.

Inventory

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Inventories consist of the following:

	January 31, 2019	July 31, 2018
Raw materials	$38,000	$39,000
Finished goods	167,000	158,000
	$205,000	$197,000

During November 2017, we wrote-off $26,000 of inventory destroyed in a third-party warehouse fire. During March 2018, we received $45,000 from an insurance claim for the replacement cost of the inventory destroyed in the fire.

Share-Based Compensation

We recognize stock-based compensation expense associated with stock options and other stock-based awards in accordance with the authoritative guidance for share-based compensation. The cost of a share-based award is measured at the grant date based on the estimated fair value of the award, and is recognized as expense on a straight-line basis, net of estimated forfeitures over the requisite service period of the award. The fair value of stock options is estimated using the Black-Scholes option valuation model, which requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and expected life of the option. The fair value of restricted stock awards is based on the market value of the Company’s common stock on the date of grant.

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the three and six months ended January 31, 2019 and 2018, no impairment of long-lived assets was indicated or recorded.

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

We used Level 3 inputs for the valuation methodology of the derivative liabilities. The estimated fair values were computed using a Monte Carlo option pricing model based on various assumptions. Our derivative liabilities were adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in other income or expense accordingly, as adjustments to the fair value of the derivative liabilities. Various factors are considered in the pricing models we use to value the warrants, including the Company’s current stock price, the remaining life of the warrants, the volatility of the Company’s stock price, and the risk free interest rate.

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

During the six months ended January 31, 2018, all outstanding warrants containing derivative features issued in connection with the 2015 Private Placement Financing were exercised.

The change in fair value of the warrant liabilities for the six months ended January 31, 2018, was a decrease of $459,000, which was recorded as a change in derivative liabilities in the condensed consolidated statements of operations. As of January 31, 2019, there were no warrants classified as derivatives outstanding.

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

6. Stockholders’ Equity

Preferred Stock

As of January 31, 2019, the Company’s Board of Directors is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.01 per share, in one or more series. As of January 31, 2019 and July 31, 2018, there were no shares of preferred stock issued and outstanding.

Common Stock

As of January 31, 2019, 100,000,000 shares of common stock with a par value of $0.01 per share are authorized for issuance.

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

Due to the reduction in exercise price for the Original Warrants issued in connection with the Schedule TO, we determined it was appropriate to record $876,000 of expense in the 2018 condensed consolidated statement of operations for the inducement to exercise the Original Warrants.

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

Other Activity

During the three months ended October 31, 2017, we entered into a two-year service agreement for business development services. In accordance with the agreement we issued 50,000 shares of common stock, with a value of $51,000. The value was capitalized to prepaid expense and is being amortized over the term of the agreement. During the three and six months ended January 31, 2019, we recognized $6,000 and $13,000 of expense related to these services, respectively. During the three and six months ended January 31, 2018, we recognized $6,000 and $8,000 of expense related to these services, respectively.

On April 13, 2016, we entered into a two-year service agreement for general financial advisory services. In accordance with the agreement we issued 250,000 shares of common stock, with a value of $290,000. The value was capitalized to prepaid expense and was being amortized over the term of the agreement. During the three and six months ended January 31, 2018, we recognized $36,000 and $72,000 of expense related to these services, respectively.

7. Share-Based Compensation

Restricted Stock Units

During the six months ended January 31, 2019, the Compensation Committee of the Board of Directors authorized the issuance of 725,000 Restricted Stock Units (“RSUs”) to officers and consultants. The RSUs vest over a two year period and carry a ten year term. Each RSU represents the right to receive one share of common stock, issuable at the time the RSU subsequently settles, as set forth in the Restricted Stock Unit Agreement. In addition, during the three and six months ended January 31, 2019, 131,250 RSUs were canceled.

On October 4, 2018, the Board of Directors appointed Tom Myers as the Company’s Chief Operating Officer. In connection with Mr. Myer’s appointment, the Board agreed to grant him 500,000 RSUs upon the achievement by the Company of cash flow breakeven for a fiscal quarter, after which such RSUs shall vest annually over the following three years. Based on the applicable guidance, we determined that these RSUs are not deemed to be granted and therefore there are no accounting implications as of January 31, 2019.

During the six months ended January 31, 2018, the Compensation Committee of the Board of Directors authorized the issuance of 300,000 RSUs to newly appointed members of our board of directors. The RSUs vest over a two year period and carry a ten year term. Each RSU represents the right to receive one share of common stock, issuable at the time the RSU subsequently settles, as set forth in the Restricted Stock Unit Agreement. In addition, during the six months ended January 31, 2018, we issued 300,000 performance-based RSUs to third-party consultants for business development services. The RSUs vest based on performance conditions if sales milestones are achieved. We currently do not expect the 300,000 RSUs to vest.

Of the 756,250 unvested RSUs outstanding, we currently expect 456,250 to vest. As of January 31, 2019, there was $315,000 of unrecognized non-cash compensation cost related to RSUs we expect to vest, which will be recognized over a weighted average period of 2.0 years. During the three and six months ended January 31, 2019, 862,500 and 1,362,500 RSUs vested, based on service conditions, respectively. Of the 2,362,500 RSUs outstanding as of January 31, 2019, 1,606,250 RSUs are vested and the underlying common stock has not been delivered and remains outstanding, as set forth in the RSU agreements.

For the three months ended January 31, 2019 and 2018, share-based compensation expense for RSUs was $212,000 and $284,000, respectively.

For the six months ended January 31, 2019 share-based compensation expense for RSUs was $954,000, of which $489,000 was due to the accelerated vesting of RSU’s held by Dave Pfanzelter, the former Chairman of our Board. Mr. Pfanzelter retired from our Board in August 2018. For the six months ended January 31, 2018 share-based compensation expense for RSUs was $545,000.

Stock Option Plans

2007 Equity Incentive Plan

In February 2016, we amended and restated our 2007 Equity Incentive Plan, the (“2007 Plan”), to, among other changes, increase the number of shares of common stock issuable under the 2007 Plan by 4,000,000 shares and extend the term of the 2007 Plan until February 4, 2026. The 2007 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of January 31, 2019, there were approximately 1,143,000 shares available for issuance under the 2007 Plan.

2017 Equity Incentive Plan

Our shareholders approved our 2017 Equity Incentive Plan (the “2017 Plan”) in January 2018, which has a share reserve of 5,000,000 shares of common stock that were registered under a Form S-8 filed with the SEC in February 2018. The 2017 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of January 31, 2019, there were approximately 2,171,000 shares available for issuance under the 2017 Plan.

During the six months ended January 31, 2019, the Compensation Committee of the Board of Directors authorized the issuance of 100,000 stock options to a consultant supporting our business development activities. The options vest monthly over a two year period and carry a five year term.

A summary of our stock option activity is as follows:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 31, 2018	7,626,093	$1.09	$—
Granted	100,000	$0.65	—
Exercised	—	$—	—
Cancelled	(253,125)	$1.28	—
Outstanding at January 31, 2019	7,472,968	$1.08	$—

The weighted-average remaining contractual term of options outstanding at January 31, 2019 was 5.04 years.

At January 31, 2019, options to purchase 6,378,385 shares of common stock were exercisable. These options had a weighted-average exercise price of $1.11 and a weighted average remaining contractual term of 4.94 years. The weighted average grant date fair value for options granted during the six months ended January 31, 2019 was $0.28. The total unrecognized compensation cost related to unvested stock option grants as of January 31, 2019 was approximately $409,000 and the weighted average period over which these grants are expected to vest is 2.10 years.

For the three months ended January 31, 2019 and 2018, share-based compensation expense for stock options was $244,000 and $456,000, respectively.

For the six months ended January 31, 2019 share-based compensation expense for stock options was $1,247,000, of which $739,000 was due the accelerated vesting of stock options held by Dave Pfanzelter, the former Chairman of our Board. Mr. Pfanzelter retired from our Board in August 2018. For the six months ended January 31, 2018 share-based compensation expense for stock options was $851,000.

We use the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	Three Months Ended January 31, 2019	Three Months Ended January 31, 2018	Six Months Ended January 31, 2019	Six Months Ended January 31, 2018
Volatility	—%	84.89%	62.52%	85.94%
Risk-free interest rate	—%	2.03%	2.80%	1.91%
Dividend yield	—%	0.0%	0.0%	0.0%
Expected life	—	5.35 years	3.02 years	5.40 years

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The standard clarifies the presentation of restricted cash and cash equivalents and requires companies to include restricted cash and cash equivalents in the beginning and ending balances of cash and cash equivalents on the statement of cash flows. The standard also requires additional disclosures to describe the amount and detail of the restriction by balance sheet line item. The new standard was effective for us on August 1, 2018. We adopted this standard using the retrospective transition method by restating the condensed consolidated statements of cash flows to include restricted cash of $75,000 in the beginning and ending cash, cash equivalents, and restricted cash balance. Net cash flows for the six months ended January 31, 2018, did not change as a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts presented on the statements of cash flows.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, which aligns the measurement and classification guidance for share-based payment to non-employees with the guidance for share-based payments to employees. Under the new guidance, the measurement period for equity-classified non-employee awards will be fixed at the grant date. This update is effective for annual periods beginning after December 15, 2018, and interim periods within those periods and early adoption is permitted. We elected to early adopt ASU No. 2018-07 during the six months ended January 31, 2019. The adoption of this guidance had no material impact on our financial statements.

9. Subsequent Events

On February 19, 2019, we entered into warrants amendments (each a “Warrant Amendment”, and together, the “Warrant Amendments”) with three holders of warrants to purchase the Company’s common stock (“Common Stock”) issued in August 2014 (the “2014 Warrants”). The Warrant Amendments provided (i) for a reduction in the exercise price from $0.75 to $0.35 and (ii) that 2014 Warrants would expire unless otherwise exercised on the date of the Warrant Amendments. In connection with the execution of the Warrant Amendments, on February 19, 2019, the holders exercised the 2014 Warrants to purchase 2,399,999 shares of Common Stock for an aggregate exercise price of $839,999.

Tom Lee, the Company’s Chairman of the Board, and beneficial holder of a 2014 Warrant to purchase 2,133,333 shares of Common Stock, entered into a Warrant Amendment and exercised his 2014 Warrant for an aggregate exercise price of $746,666. Additionally, Dale Okuno, a member of the Company’s Board of Directors, and beneficial holder of a 2014 Warrant to purchase 213,333 shares of Common Stock, entered into a Warrant Amendment and exercised his 2014 Warrant for an aggregate exercise price of $74,666.

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

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of January 31, 2019, we have incurred a cumulative net loss of $120,786,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of January 31, 2019, we had $335,000 in cash and cash equivalents, and $525,000 of accounts payable. As of January 31, 2019, we have no long-term debt. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof.

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

Comparison of the Three Months Ended January 31, 2019 and 2018

Net Product Sales

Net product sales were $394,000 and $411,000 for the three months ended January 31, 2019 and 2018, respectively. The decrease of $17,000 was entirely attributable to sales fluctuations within our existing legacy customer base.

For the three months ended January 31, 2019, three individual customers accounted for 14%, 10% and 10% of our net product sales. No other individual customer accounted for 10% or more of our net product sales.

For the three months ended January 31, 2018, three individual customers accounted for 33%, 19% and 12% of our net product sales. No other individual customer accounted for 10% or more of our net product sales.

Cost of Goods Sold

Cost of goods sold remained relatively unchanged at $160,000 and $161,000 for the three months ended January 31, 2019 and 2018, respectively.

Gross margin as a percentage of net product sales, or gross margin percentage, was 59% and 61% for the three months ended January 31, 2019 and 2018, respectively. The decrease in gross margin percentage was primarily attributable to the sale of lower margin formulations and packaging configurations of our products during the quarter ended January 31, 2019, as compared with the prior period.

Selling, General and Administrative Expense

Selling, general and administrative expense was $1,002,000 and $1,418,000 for the three months ended January 31, 2019 and 2018, respectively. The decrease of $416,000 was primarily attributable to decreased personnel costs, as well as, decreased business development expenses, board of director’s expense, marketing and legal fees.

Research and Development Expense

Research and development expense was $67,000 and $120,000 for the three months ended January 31, 2019 and 2018, respectively. The decrease of $53,000 was primarily attributable to reduced spending on research supporting our FDA approvals.

Share-Based Compensation

Share-based compensation expense was $457,000 and $740,000 for the three months ended January 31, 2019 and 2018, respectively. The decrease of $283,000 is primarily due to the prior year vesting of stock options and restricted stock units granted to employees, directors and consultants supporting our selling, general and administrative, and research and development functions.

Comparison of the Six Months Ended January 31, 2019 and 2018

Net Product Sales

Net product sales were $984,000 and $875,000 for the six months ended January 31, 2019 and 2018, respectively. The increase of $109,000 was entirely attributable to increased food safety sales partially offset by fluctuations within our existing legacy customer base.

For the six months ended January 31, 2019, two individual customers accounted for 16% and 12% of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales.

For the six months ended January 31, 2018, three individual customers accounted for 41%, 11% and 10%, of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales.

Cost of Goods Sold

Cost of goods sold was $363,000 and $307,000 for the six months ended January 31, 2019 and 2018, respectively. The increase of $56,000 was primarily attributable to increased current year net product sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 63% and 65% for the six months ended January 31, 2019 and 2018, respectively. The decrease in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the six months ended January 31, 2018 as compared with the current period.

Selling, General and Administrative Expense

Selling, general and administrative expense was $2,111,000 and $2,863,000 for the six months ended January 31, 2019 and 2018, respectively. The decrease of $752,000 was primarily attributable to decreased personnel costs, as well as, decreased business development expenses, board of director’s expense, marketing and legal fees.

Research and Development Expense

Research and development expense was $164,000 and $264,000 for the six months ended January 31, 2018 and 2017, respectively. The decrease of $100,000 was primarily attributable to reduced personnel costs and reductions in third-party testing and research supporting our FDA approval efforts.

Share-Based Compensation

Share-based compensation expense was $2,201,000 and $1,396,000 for the six months ended January 31, 2019 and 2018, respectively. The increase of $805,000 is primarily due to the accelerated vesting of stock options and restricted stock units held by Dave Pfanzelter, the former Chairman of our Board. Mr. Pfanzelter retired from our Board in August 2018 (See Note 7 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

Change in Derivative Liability

The change in fair value of the warrant liabilities for the six months ended January 31, 2018, was a decrease of $459,000. The overall decrease in the derivative liability was due to updates to the assumptions used in the fair value pricing model for warrants at the date the warrants were settled. During the six months ended January 31, 2019, there were no warrants classified as derivatives outstanding, therefore there was no income or loss activity.

Inducement to Exercise Warrants

Inducement expense for the six months ended January 31, 2019 was zero. During the six months ended January 31, 2018, we completed a tender offer to amend outstanding warrants held by the investors participating in our 2014, 2015 and 2017 private placement financings. In accordance with the terms of the tender offer the strike price for all three series of warrants was reduced. As a result, we recorded a one-time inducement expense of $876,000 during the six months ended January 31, 2018.

Liquidity and Capital Resources

Our condensed consolidated financial statements have been prepared and presented on a basis assuming we will continue as a going concern. The factors below raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of January 31, 2019 we have incurred a cumulative net loss of $120,786,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of January 31, 2019, we had $335,000 in cash and cash equivalents compared with $851,000 in cash and cash equivalents as of July 31, 2018. The net decrease in cash and cash equivalents was primarily attributable to funds used to run our operations offset by funds received from the August 2018 private placement financing. Additionally, as of January 31, 2019, we had $650,000 of current liabilities, including $525,000 in accounts payable, compared with $1,281,000 of current liabilities, including $608,000 in accounts payable as of July 31, 2018. The net decrease in current liabilities was primarily due to the removal of the promissory note payable and the timing of accounts payable (See Notes 5 and 6 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q). Subsequent to January 31, 2019, we received $839,999 from the exercise of warrants to purchase 2,399,999 shares of common stock (See Note 9 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q). We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof. As of the date hereof we believe we have sufficient cash resources to fund our operations through June 2019.

In addition, from time to time we have entered into employment agreements with our executives that, under certain cases, provide for the continuation of salary and certain other benefits if these executives are terminated under specified circumstances. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. As of January 31, 2019, no events have occurred resulting in the obligation of any such payments.

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

Our technology platform is based on patented stabilized ionic silver, and our initial products contain silver dihydrogen citrate, or SDC. SDC is a broad-spectrum, non-toxic antimicrobial agent, which offers 24-hour residual protection and formulates well with other compounds. We sell various configurations and dilutions of SDC direct to customers and through distributors. We currently offer PURE Hard Surface as a food contact surface sanitizer and disinfectant to restaurant chains, food processors and food transportation companies. We also offer PURE Control as a direct food contact processing aid.

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

Share-Based Compensation

We recognize stock-based compensation expense associated with stock options and other stock-based awards in accordance with the authoritative guidance for share-based compensation. The cost of a share-based award is measured at the grant date based on the estimated fair value of the award, and is recognized as expense on a straight-line basis, net of estimated forfeitures over the requisite service period of the award. The fair value of stock options is estimated using the Black-Scholes option valuation model, which requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and expected life of the option. The fair value of restricted stock awards is based on the market value of the Company’s common stock on the date of grant.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, concluded that there were no changes in our internal controls over financial reporting during the three months ended January 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, including the risk factor included below, as well as the risk factors disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended July 31, 2018, which we filed with the SEC on October 25, 2018 (the “Form 10-K”). Other than the risk factor included below, the risks and uncertainties described in “Item 1A — Risk Factors” of our Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q, including the risk factor included below, or any of the risks disclosed in “Item 1A — Risk Factors” of our Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects.

Risks Related to Our Business and Industry

As a result of our historical lack of financial liquidity, we do not currently have sufficient working capital to fund our planned operations and may not be able to continue as a going concern.

We have a history of recurring losses, and as of January 31, 2019, we have incurred a cumulative net loss of approximately $121 million. As of January 31, 2019, we had $335,000 in cash and cash equivalents and $525,000 in accounts payable. During the six months ended January 31, 2019, our cash outflows for operating activities and for investments in patents and fixed assets were $1.51 million. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof, and we will need to raise additional capital to continue our operations and to implement our business plan, which capital may not be available on acceptable terms or at all. To help extend our operating window, we have reduced our headcount and limited our research and product development activities. Based on our current plans and available resources as of the date hereof, we believe we can maintain our current operations through the end of June 2019. We estimate that the costs to wind-down our operations in an orderly manner will cost approximately $500,000. As a result, we need to secure significant additional capital to continue to fund our operations beyond June 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

3.1	Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.1.1	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.2	Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

3.2.1	Amendment to the Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

3.2.2	Amendment to the Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on February 1, 2019)

10.1	Form of Warrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on February 22, 2019

31.1 *	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at January 31, 2019 and July 31, 2018; (ii) Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2019 and 2019; Condensed Consolidated Statement of Stockholders’ equity for the six months ended January 31, 2019; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2019 and 2018; and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE, INC.

Date: March 6, 2019	By:	/s/ HENRY R. LAMBERT
Henry R. Lambert, Chief Executive Officer (Principal Executive Officer)

Date: March 6, 2019	By:	/s/ MARK S. ELLIOTT
Mark S. Elliott, Vice President, Finance
(Principal Financial and Accounting Officer)

