Form 10-Q
period 2019-04-30
PURE BIOSCIENCE, INC.
filed 2019-06-13
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None

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

As of June 13, 2019, there were 75,096,128 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PURE Bioscience, Inc.

Form 10-Q

for the Quarterly Period Ended April 30, 2019

Part I - Financial Information

Item 1. Financial Statements

PURE Bioscience, Inc.

Condensed Consolidated Balance Sheets

	April 30, 2019	July 31, 2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$340,000	$851,000
Accounts receivable	134,000	275,000
Inventories, net	195,000	197,000
Restricted cash	75,000	75,000
Prepaid expenses	28,000	58,000
Total current assets	772,000	1,456,000
Property, plant and equipment, net	388,000	461,000
Patents, net	550,000	658,000
Total assets	$1,710,000	$2,575,000
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$386,000	$608,000
Accrued liabilities	137,000	170,000
Promissory note payable	—	503,000
Total current liabilities	523,000	1,281,000
Deferred rent	7,000	13,000
Total liabilities	530,000	1,294,000
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized, 74,113,371 shares issued and outstanding at April 30, 2019, and 68,248,158 shares issued and outstanding at July 31, 2018	741,000	683,000
Additional paid-in capital	123,098,000	117,522,000
Accumulated deficit	(122,659,000)	(116,924,000)
Total stockholders’ equity	1,180,000	1,281,000
Total liabilities and stockholders’ equity	$1,710,000	$2,575,000

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended		Three months Ended
	April 30,		April 30,
	2019	2018	2019	2018
Net product sales	$1,296,000	$1,265,000	$312,000	$390,000
Operating costs and expenses
Cost of goods sold	480,000	473,000	117,000	166,000
Selling, general and administrative	2,997,000	4,102,000	886,000	1,239,000
Research and development	249,000	381,000	85,000	117,000
Share-based compensation	2,337,000	1,975,000	136,000	579,000
Total operating costs and expenses	6,063,000	6,931,000	1,224,000	2,101,000
Loss from operations	(4,767,000)	(5,666,000)	(912,000)	(1,711,000)
Other income (expense)
Inducement to exercise warrants	(960,000)	(876,000)	(960,000)	—
Change in derivative liabilities	—	459,000	—	—
Interest expense, net	(5,000)	(3,000)	(1,000)	(1,000)
Other income (expense), net	(3,000)	28,000	—	20,000
Total other income (expense)	(968,000)	(392,000)	(961,000)	19,000
Net loss	$(5,735,000)	$(6,058,000)	$(1,873,000)	$(1,692,000)
Basic and diluted net loss per share	$(0.08)	$(0.09)	$(0.03)	$(0.02)
Shares used in computing basic and diluted net loss per share	72,058,840	66,996,085	73,601,012	68,057,658

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Nine Months Ended April 30, 2019					Nine Months Ended April 30, 2018
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity	Shares	Amount	Capital	Deficit	Equity
Balances at beginning of period	68,248,158	$683,000	$117,522,000	$(116,924,000)	$1,281,000	63,093,153	$631,000	$110,141,000	$(109,482,000)	$1,290,000
Issuance of common stock in private placements, net	3,333,964	33,000	1,464,000	—	1,497,000	—	—	—	—	—
Share-based compensation expense - stock options	—	—	1,330,000	—	1,330,000	—	—	1,280,000	—	1,280,000
Share-based compensation expense - restricted stock units	—	—	1,007,000	—	1,007,000	—	—	696,000	—	696,000
Stock issued for services	—	—	—	—	—	50,000	1,000	50,000	—	51,000
Warrant liability removed due to warrant exercise and cancellation	—	—	—	—	—	—	—	1,394,000	—	1,394,000
Issuance of common stock for vested restricted stock units	131,250	1,000	(1,000)	—	—	18,750	—	—	—	—
Issuance of common stock upon the exercise of warrants	2,399,999	24,000	816,000	—	840,000	4,914,505	49,000	2,584,000	—	2,633,000
Warrant inducement			960,000	—	960,000	—	—	876,000	—	876,000
Net loss	—	—	—	(5,735,000)	(5,735,000)	—	—	—	(6,058,000)	(6,058,000)
Balances at end of period (Unaudited)	74,113,371	$741,000	$123,098,000	$(122,659,000)	$1,180,000	68,076,408	$681,000	$117,021,000	$(115,540,000)	$2,162,000

	Three Months Ended April 30, 2019					Three Months Ended April 30, 2018
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity	Shares	Amount	Capital	Deficit	Equity
Balances at beginning of period (Unaudited)	71,713,372	$717,000	$121,186,000	$(120,786,000)	$1,117,000	68,057,658	$681,000	$116,441,000	$(113,848,000)	$3,274,000
Share-based compensation expense - stock options	—	—	83,000	—	83,000	—	—	429,000	—	429,000
Share-based compensation expense - restricted stock units	—	—	53,000	—	53,000	—	—	151,000	—	151,000
Stock issued for services	—	—	—	—	—	18,750	—	—	—	—
Issuance of common stock upon the exercise of warrants	2,399,999	24,000	816,000	—	840,000	—	—	—	—	—
Warrant inducement			960,000	—	960,000	—	—	—	—	—
Net loss	—	—	—	(1,873,000)	(1,873,000)	—	—	—	(1,692,000)	(1,692,000)
Balances at end of period (Unaudited)	74,113,371	$741,000	$123,098,000	$(122,659,000)	$1,180,000	68,076,408	$681,000	$117,021,000	$(115,540,000)	$2,162,000

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	April 30,
	2019	2018
Operating activities
Net loss	$(5,735,000)	$(6,058,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,337,000	1,975,000
Amortization of stock issued for services	31,000	115,000
Depreciation and amortization	191,000	213,000
Interest expense on promissory note	1,000	—
Change in fair value of derivative liability	—	(459,000)
Inducement to exercise warrants	960,000	876,000
Gain on inventory recovery	—	(19,000)
Changes in operating assets and liabilities:
Accounts receivable	141,000	105,000
Inventories	2,000	17,000
Prepaid expenses	(1,000)	60,000
Accounts payable and accrued liabilities	(255,000)	(52,000)
Deferred rent	(6,000)	4,000
Net cash used in operating activities	(2,334,000)	(3,223,000)
Investing activities
Investment in patents	(4,000)	(12,000)
Purchases of property, plant and equipment	(6,000)	(19,000)
Net cash used in investing activities	(10,000)	(31,000)
Financing activities
Net proceeds from the sale of common stock	993,000	—
Net proceeds from the exercise of warrants	840,000	2,632,000
Net cash provided by financing activities	1,833,000	2,632,000
Net decrease in cash, cash equivalents, and restricted cash	(511,000)	(622,000)
Cash, cash equivalents, and restricted cash at beginning of period	926,000	1,715,000
Cash, cash equivalents, and restricted cash at end of period	$415,000	$1,093,000

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$340,000	$1,018,000
Restricted cash	$75,000	$75,000
Total cash, cash equivalents and restricted cash	$415,000	$1,093,000

Supplemental disclosure of non-cash financing activities
Warrant liabilities removed due to settlements	$—	$1,394,000
Common stock issued for prepaid services	$—	$51,000
Conversion of promissory note and accrued interest from a related party to common stock	$504,000	$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information pursuant to the instructions to Form 10-Q and Article 10/Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2019 are not necessarily indicative of the results that may be expected for other quarters or the year ending July 31, 2019. The July 31, 2018 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in our Annual Report on Form 10-K. For more complete information, these unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended July 31, 2018 included in our Annual Report on Form 10-K covering such period filed with the Securities and Exchange Commission, or SEC, on October 25, 2018.

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

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of April 30, 2019, we have incurred a cumulative net loss of $122,659,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of April 30, 2019, we had $340,000 in cash and cash equivalents, and $523,000 of current liabilities. As of April 30, 2019, we have no long-term debt. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof.

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

Net Loss Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Our diluted net loss per common share is the same as our basic net loss per common share because we incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an anti-dilutive effect. As of April 30, 2019 and 2018, the number of shares issuable upon the exercise of stock options, the vesting of restricted stock units, and the exercise of warrants, none of which are included in the computation of basic net loss per common share, was 10,496,565  and 12,932,189 respectively.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments. For the three and nine months ended April 30, 2019 and 2018, our comprehensive loss consisted only of net loss.

Inventory

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Inventories consist of the following:

	April 30, 2019 (Unaudited)	July 31, 2018
Raw materials	$37,000	$39,000
Finished goods	158,000	158,000
	$195,000	$197,000

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

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the three and nine months ended April 30, 2019 and 2018, no impairment of long-lived assets was indicated or recorded.

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

During the nine months ended April 30, 2018, all outstanding warrants containing derivative features issued in connection with the 2015 Private Placement Financing were exercised.

The change in fair value of the warrant liabilities for the nine months ended April 30, 2018, was a decrease of $459,000, which was recorded as a change in derivative liabilities in the condensed consolidated statements of operations. As of April 30, 2019, there were no warrants classified as derivatives outstanding.

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

6. Stockholders’ Equity

Preferred Stock

As of April 30, 2019, the Company’s Board of Directors is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.01 per share, in one or more series. As of April 30, 2019 and July 31, 2018, there were no shares of preferred stock issued and outstanding.

Common Stock

As of April 30, 2019, 100,000,000 shares of common stock with a par value of $0.01 per share are authorized for issuance.

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

On February 19, 2019, we entered into warrants amendments (each a “Warrant Amendment”, and together, the “Warrant Amendments”) with three holders of warrants to purchase the Company’s common stock issued in August 2014 (the “2014 Warrants”). The Warrant Amendments provided (i) for a reduction in the exercise price from $0.75 to $0.35 and (ii) that 2014 Warrants would expire unless otherwise exercised on the date of the Warrant Amendments. In connection with the execution of the Warrant Amendments, on February 19, 2019, the holders exercised the 2014 Warrants to purchase 2,399,999 shares of common stock for an aggregate exercise price of $840,000.

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

Due to the reduction in exercise price for the 2014 Warrants issued in connection with the Warrant Amendment, we determined it was appropriate to record $960,000 of expense in the 2019 condensed consolidated statement of operations for the inducement to exercise the 2014 Warrants.

Schedule TO and Warrant Exercises

On October 10, 2017, we closed the offer to amend and exercise outstanding warrants to purchase shares of our common stock (the “Tender Offer”). Specifically, we filed a Schedule TO with the SEC on August 25, 2017 offering to (i) reduce the exercise price of the warrants to purchase 4,104,980 shares of common stock issued to investors participating in our private placement financing completed on August 29, 2014, as amended (the “2014 Warrants”) from $0.75 per share to $0.60 per share of common stock in cash, (ii) reduce the exercise price of outstanding warrants to purchase 1,986,101 shares of common stock issued to investors participating in our private placement financing completed on November 23, 2015 (the “2015 Warrants”) from $0.45 per share to $0.40 per share of common stock in cash, (iii) reduce the exercise price of the outstanding warrants to purchase 1,572,941 shares of common stock issued to investors participating in our private placement financing completed on January 23, 2017 (the “2017 Warrants”, together with the 2014 Warrants and 2015 Warrants, the “Original Warrants”) from $1.25 per share to $0.85 per share of common stock in cash, (iv) shorten the exercise period of the Original Warrants so that they expired concurrently with the expiration of the Offer to Amend and Exercise at 5:00 p.m. (Pacific Time) on September 25, 2017 (“Expiration Date”) unless extended until the Subsequent Expiration Date (as defined below), (v) delete the cashless exercise provisions in the Original Warrants and (vi) delete the price-based anti-dilution provisions contained in the 2015 Warrants.

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

Other Activity

During the three months ended October 31, 2017, we entered into a two-year service agreement for business development services. In accordance with the agreement we issued 50,000 shares of common stock, with a value of $51,000. The value was capitalized to prepaid expense and is being amortized over the term of the agreement. During the three and nine months ended April 30, 2019, we recognized $6,000 and $19,000 of expense related to these services, respectively. During the three and nine months ended April 30, 2018, we recognized $6,000 and $15,000 of expense related to these services, respectively.

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

7. Share-Based Compensation

Restricted Stock Units

During the nine months ended April 30, 2019, the Compensation Committee of the Board of Directors authorized the issuance of 725,000 Restricted Stock Units (“RSUs”) to officers and consultants. The RSUs vest over a two year period and carry a ten year term. Each RSU represents the right to receive one share of common stock, issuable at the time the RSU subsequently settles, as set forth in the Restricted Stock Unit Agreement. In addition, during the nine months ended April 30, 2019, 131,250 RSUs were canceled.

On October 4, 2018, the Board of Directors appointed Tom Myers as the Company’s Chief Operating Officer. In connection with Mr. Myer’s appointment, the Board agreed to grant him 500,000 RSUs upon the achievement by the Company of cash flow breakeven for a fiscal quarter, after which such RSUs shall vest annually over the following three years. Based on the applicable guidance, we determined that these RSUs are not deemed to be granted and therefore there are no accounting implications as of April 30, 2019.

During the nine months ended April 30, 2018, the Compensation Committee of the Board of Directors authorized the issuance of 300,000 RSUs to newly appointed members of our board of directors. The RSUs vest over a two year period and carry a ten year term. Each RSU represents the right to receive one share of common stock, issuable at the time the RSU subsequently settles, as set forth in the Restricted Stock Unit Agreement. In addition, during the nine months ended April 30, 2018, we issued 375,000 RSUs to third-party consultants, of which 300,000 are performance based. We currently do not expect the 300,000 RSUs to vest.

Of the 756,250 unvested RSUs outstanding, we currently expect 456,250 to vest. As of April 30, 2019, there was $262,000 of unrecognized non-cash compensation cost related to RSUs we expect to vest, which will be recognized over a weighted average period of 1.87 years. During the nine months ended April 30, 2019, 1,362,500 RSUs vested based on service conditions. Of the 2,362,500 RSUs outstanding as of April 30, 2019, 1,606,250 RSUs are vested and the underlying common stock has not been delivered and remains outstanding, as set forth in the RSU agreements.

For the three months ended April 30, 2019 and 2018, share-based compensation expense for RSUs was $53,000 and $151,000, respectively.

For the nine months ended April 30, 2019 share-based compensation expense for RSUs was $1,007,000, of which $489,000 was due to the accelerated vesting of RSU’s held by Dave Pfanzelter, the former Chairman of our Board. Mr. Pfanzelter retired from our Board in August 2018. For the nine months ended April 30, 2018 share-based compensation expense for RSUs was $696,000.

Stock Option Plans

2007 Equity Incentive Plan

In February 2016, we amended and restated our 2007 Equity Incentive Plan, the (“2007 Plan”), to, among other changes, increase the number of shares of common stock issuable under the 2007 Plan by 4,000,000 shares and extend the term of the 2007 Plan until February 4, 2026. The 2007 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of April 30, 2019, there were approximately 1,143,000 shares available for issuance under the 2007 Plan.

2017 Equity Incentive Plan

Our shareholders approved our 2017 Equity Incentive Plan (the “2017 Plan”) in January 2018, which has a share reserve of 5,000,000 shares of common stock that were registered under a Form S-8 filed with the SEC in February 2018. The 2017 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of April 30, 2019, there were approximately 1,971,000 shares available for issuance under the 2017 Plan.

During the three months ended April 30, 2019, the Compensation Committee of the Board of Directors authorized the issuance of 200,000 stock options to a newly appointed member of our board of directors. The options vest over a two year period and carry a ten year term. In addition, during the nine months ended April 30, 2019, the Compensation Committee of the Board of Directors authorized the issuance of 100,000 stock options to a consultant supporting our business development activities. The options vest monthly over a two year period and carry a five year term.

A summary of our stock option activity is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 31, 2018	7,626,093	$1.09	$—
Granted	300,000	$0.52	—
Exercised	—	$—	—
Cancelled	(253,125)	$1.28	—
Outstanding at April 30, 2019	7,672,968	$1.07	$3,000

The weighted-average remaining contractual term of options outstanding at April 30, 2019 was 4.92 years.

At April 30, 2019, options to purchase 6,602,135 shares of common stock were exercisable. These options had a weighted-average exercise price of $1.10 and a weighted average remaining contractual term of 4.67 years. The weighted average grant date fair value for options granted during the nine months ended April 30, 2019 was $0.30. The total unrecognized compensation cost related to unvested stock option grants as of April 30, 2019 was approximately $387,000 and the weighted average period over which these grants are expected to vest is 2.0 years.

For the three months ended April 30, 2019 and 2018, share-based compensation expense for stock options was $83,000 and $226,000, respectively.

For the nine months ended April 30, 2019 share-based compensation expense for stock options was $1,330,000, of which $739,000 was due the accelerated vesting of stock options held by Dave Pfanzelter, the former Chairman of our Board. Mr. Pfanzelter retired from our Board in August 2018. For the nine months ended April 30, 2018 share-based compensation expense for stock options was $1,076,000.

We use the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	Three Months Ended April 30, 2019	Three Months Ended April 30, 2018	Nine Months Ended April 30, 2019	Nine Months Ended April 30, 2018
Volatility	82.24%	66.33%	75.67%	70.16%
Risk-free interest rate	2.55%	2.34%	2.63%	2.26%
Dividend yield	—%	0.0%	0.0%	0.0%
Expected life	5.68 years	2.93 years	4.80 years	3.41 years

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The standard clarifies the presentation of restricted cash and cash equivalents and requires companies to include restricted cash and cash equivalents in the beginning and ending balances of cash and cash equivalents on the statement of cash flows. The standard also requires additional disclosures to describe the amount and detail of the restriction by balance sheet line item. The new standard was effective for us on August 1, 2018. We adopted this standard using the retrospective transition method by restating the condensed consolidated statements of cash flows to include restricted cash of $75,000 in the beginning and ending cash, cash equivalents, and restricted cash balance. Net cash flows for the nine months ended April 30, 2018, did not change as a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts presented on the statements of cash flows.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, which aligns the measurement and classification guidance for share-based payment to non-employees with the guidance for share-based payments to employees. Under the new guidance, the measurement period for equity-classified non-employee awards will be fixed at the grant date. This update is effective for annual periods beginning after December 15, 2018, and interim periods within those periods and early adoption is permitted. We elected to early adopt ASU No. 2018-07 during the nine months ended April 30, 2019. The adoption of this guidance had no material impact on our financial statements.

9. Subsequent Events

On May 9, 2019, we completed a closing (the “Closing”) of a private placement financing to accredited investors. We raised net proceeds of $285,000 in the Closing and issued an aggregate of 982,757 shares of our common stock at a purchase price of $0.29 per share. The Shares issued in the private placement financing were issued pursuant to a securities purchase agreement entered into with Dale Okuno and Ivan Chen, each of whom are accredited investors. Mr. Okuno and Mr. Chen, members of the Company’s Board of Directors invested $250,000 and $35,000, respectively, in the Private Placement Financing.

The net proceeds to us from the Closing, after deducting fees and other offering expenses, are expected to be approximately $284,000. We expect to use the net proceeds for general corporate purposes, including our research and development efforts, and for general administrative expenses and working capital.

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

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of April 30, 2019, we have incurred a cumulative net loss of $122,659,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of April 30, 2019, we had $340,000 in cash and cash equivalents, and $523,000 of current liabilities. As of April 30, 2019, we have no long-term debt. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof.

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

Comparison of the Three Months Ended April 30, 2019 and 2018

Net Product Sales

Net product sales were $312,000 and $390,000 for the three months ended April 30, 2019 and 2018, respectively. The decrease of $78,000 was attributable to decreased food safety and legacy customer sales.

For the three months ended April 30, 2019, two individual customers accounted for 13% and 12% of our net product sales. No other individual customer accounted for 10% or more of our net product sales.

For the three months ended April 30, 2018, three individual customers each accounted for 11%, of our net product sales. No other individual customer accounted for 10% or more of our net product sales.

Cost of Goods Sold

Cost of goods sold was $117,000 and $166,000 for the three months ended April 30, 2019 and 2018, respectively. The decrease of $49,000 was primarily attributable to decreased product sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 63% and 57% for the three months ended April 30, 2019 and 2018, respectively. The increase in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the quarter ended April 30, 2019, as compared with the prior period.

Selling, General and Administrative Expense

Selling, general and administrative expense was $886,000 and $1,239,000 for the three months ended April 30, 2019 and 2018, respectively. The decrease of $353,000 was primarily attributable to decreased personnel costs, as well as, decreased business development expenses, board of director’s expense, marketing and legal fees.

Research and Development Expense

Research and development expense was $85,000 and $117,000 for the three months ended April 30, 2019 and 2018, respectively. The decrease of $32,000 was primarily attributable to reduced spending on research supporting our FDA approvals.

Share-Based Compensation

Share-based compensation expense was $136,000 and $579,000 for the three months ended April 30, 2019 and 2018, respectively. The decrease of $443,000 is primarily due to the prior year vesting of stock options and restricted stock units granted to employees, directors and consultants supporting our selling, general and administrative, and research and development functions.

Inducement to Exercise Warrants

Inducement expense was $960,000 and zero for the three months ended April 30, 2019 and 2018, respectively. During the three months ended April 30, 2019, we amended outstanding warrants held by investors participating in our 2014 private placement financings. In accordance with the terms of the amendment the strike price for the warrants was reduced. As a result, we recorded a one-time inducement expense of $960,000 during the three months ended April 30, 2019.

Comparison of the Nine Months Ended April 30, 2019 and 2018

Net Product Sales

Net product sales were $1,296,000 and $1,265,000 for the nine months ended April 30, 2019 and 2018, respectively. The increase of $31,000 was entirely attributable to increased food safety sales partially offset by fluctuations within our existing legacy customer base.

For the nine months ended April 30, 2019, two individual customers accounted for 12% and 11% of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales.

For the nine months ended April 30, 2018, three individual customers accounted for 29%, 11% and 10%, of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales.

Cost of Goods Sold

Cost of goods sold was $480,000 and $473,000 for the nine months ended April 30, 2019 and 2018, respectively. The increase of $7,000 was primarily attributable to increased current year net product sales.

Gross margin as a percentage of net product sales, or gross margin percentage, remained relatively unchanged at 63% for the nine months ended April 30, 2019 and 2018, respectively.

Selling, General and Administrative Expense

Selling, general and administrative expense was $2,997,000 and $4,102,000 for the nine months ended April 30, 2019 and 2018, respectively. The decrease of $1,105,000 was primarily attributable to decreased personnel costs, as well as, decreased business development expenses, board of director’s expense, marketing and legal fees.

Research and Development Expense

Research and development expense was $249,000 and $381,000 for the nine months ended April 30, 2019 and 2018, respectively. The decrease of $132,000 was primarily attributable to reduced personnel costs and reductions in third-party testing and research supporting our FDA approval efforts.

Share-Based Compensation

Share-based compensation expense was $2,337,000 and $1,975,000 for the nine months ended April 30, 2019 and 2018, respectively. The increase of $362,000 is primarily due to the accelerated vesting of stock options and restricted stock units held by Dave Pfanzelter, the former Chairman of our Board. Mr. Pfanzelter retired from our Board in August 2018 (See Note 7 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

Change in Derivative Liability

The change in fair value of the warrant liabilities for the nine months ended April 30, 2018, was a decrease of $459,000. The overall decrease in the derivative liability was due to updates to the assumptions used in the fair value pricing model for warrants at the date the warrants were settled. During the nine months ended April 30, 2019, there were no warrants classified as derivatives outstanding, therefore there was no income or loss activity.

Inducement to Exercise Warrants

Inducement expense for the nine months ended April 30, 2019 was $960,000. During the nine months ended April 30, 2019, we amended outstanding warrants held by investors participating in our 2014 private placement financings. In accordance with the terms of the amendment the strike price for the warrants was reduced. As a result, we recorded a inducement expense of $960,000 during the nine months ended April 30, 2019.

During the nine months ended April 30, 2018, we completed a tender offer to amend outstanding warrants held by the investors participating in our 2014, 2015 and 2017 private placement financings. In accordance with the terms of the tender offer the strike price for all three series of warrants was reduced. As a result, we recorded inducement expense of $876,000 during the nine months ended April 30, 2018.

Liquidity and Capital Resources

Our condensed consolidated financial statements have been prepared and presented on a basis assuming we will continue as a going concern. The factors below raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of April 30, 2019 we have incurred a cumulative net loss of $122,659,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of April 30, 2019, we had $340,000 in cash and cash equivalents compared with $851,000 in cash and cash equivalents as of July 31, 2018. The net decrease in cash and cash equivalents was primarily attributable to funds used to run our operations offset by funds received from the August 2018 private placement financing, as well as, funds received from the exercise of warrants. Additionally, as of April 30, 2019, we had $523,000 of current liabilities, compared with $1,281,000 of current liabilities as of July 31, 2018. The net decrease in current liabilities was primarily due to the removal of the promissory note payable and the timing of accounts payable (See Notes 5 and 6 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q). Subsequent to April 30, 2019, we raised net proceeds of $285,000 in a private placement financing and issued an aggregate of 982,757 shares of our common stock at a purchase price of $0.29 per share (See Note 9 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q). We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof. As of the date hereof we believe we have sufficient cash resources to fund our operations through July 2019.

In addition, from time to time we have entered into employment agreements with our executives that, under certain cases, provide for the continuation of salary and certain other benefits if these executives are terminated under specified circumstances. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. As of April 30, 2019, no events have occurred resulting in the obligation of any such payments.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, concluded that there were no changes in our internal controls over financial reporting during the three months ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have a history of recurring losses, and as of April 30, 2019, we have incurred a cumulative net loss of approximately $123 million. As of April 30, 2019, we had $340,000 in cash and cash equivalents and $523,000 of current liabilities. During the nine months ended April 30, 2019, our cash outflows for operating activities and for investments in patents and fixed assets were $2.34 million. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof, and we will need to raise additional capital to continue our operations and to implement our business plan, which capital may not be available on acceptable terms or at all. To help extend our operating window, we have reduced our headcount and limited our research and product development activities. Based on our current plans and available resources as of the date hereof, we believe we can maintain our current operations through the end of July 2019. We estimate that the costs to wind-down our operations in an orderly manner will cost approximately $500,000. As a result, we need to secure significant additional capital to continue to fund our operations beyond July 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

3.1	Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.1.1	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.2	Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

3.2.1	Amendment to the Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

3.2.2	Amendment to the Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on February 1, 2019)

10.1	Form of Warrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on February 22, 2019

31.1 *	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 30, 2019 and July 31, 2018; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2019 and 2018; Condensed Consolidated Statements of Stockholders’ equity for the three and nine months ended April 30, 2019 and 2018; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2019 and 2018; and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE, INC.

Date: June 13, 2019	By:	/s/ HENRY R. LAMBERT
Henry R. Lambert, Chief Executive Officer (Principal Executive Officer)

Date: June 13, 2019	By:	/s/ MARK S. ELLIOTT
Mark S. Elliott, Vice President, Finance
(Principal Financial and Accounting Officer)

