Form 10-K
period 2019-07-31
PURE BIOSCIENCE, INC.
filed 2019-10-30
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file No. 001-14468

PURE Bioscience, Inc.

(Exact name of registrant as specified in charter)

Delaware	33-0530289
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

9669 Hermosa Avenue

Rancho Cucamonga, California 91730

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

Emerging growth company	[ ]

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

As of October 29, 2019, there were 79,994,402 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

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

In July 2016, we received a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry. In January 2017, we submitted an additional FCN to the FDA to allow use of higher SDC concentrations in poultry processing, allowing the flexibility to adjust to varying plant and processing conditions. In May 2017, we received a Final Letter from the FDA for this FCN as well as a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for the higher concentrations of SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry. We are currently focused on completing in-plant validation trials for PURE Control in pre- and post OLR poultry processing applications, which represents approximately 65% to 75% of the total processing aid market for poultry processing. We are continuing to optimize the application of PURE Control in OLR to attempt to gain USDA approval for use in this stage of poultry processing.

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

Business Strategy

Our goal is to become a sustainable company by commercializing the SDC-based products we have developed with our proprietary technology platform. We are focused on delivering leading antimicrobial products that address food safety risks across the food industry supply chain. Key aspects of our business strategy include:

●	Expanding sales and distribution for our products into the food industry with a focus on a dual track of food safety market opportunities:

●	Hard Surface Disinfectant - commercializing our current EPA registered PURE Hard Surface disinfectant and sanitizer for use in foodservice operations, food manufacturing and food transportation.

●	Direct Food Contact - commercializing FDA approved PURE Control as a direct food contact processing aid for fresh produce; commercializing FDA approved PURE Control as a food processing and intervention aid for food processors treating raw poultry in pre and post OLR applications. We are continuing to optimize the application of PURE Control in OLR to attempt to gain USDA approval for use in this stage of poultry processing. Additionally, subject to the results of our focused in-plant validation efforts for our approved produce and poultry solutions, we intend to seek approval to utilize PURE Control as a direct food contact processing aid for raw meats, including beef and pork.

●	Establishing strategic alliances to maximize the commercial potential of our technology platform;

●	Developing additional proprietary products and applications; and

●	Protecting and enhancing our intellectual property.

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

In July 2016, we received a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry. In January 2017, we submitted an additional FCN to the FDA to allow use of higher SDC concentrations in poultry processing, allowing the flexibility to adjust to varying plant and processing conditions. In May 2017, we received a Final Letter from the FDA for this FCN as well as a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for the higher concentrations of SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry. We are currently focused on completing in-plant validation trials for PURE Control in pre- and post OLR poultry processing applications, which represents approximately 65% to 75% of the total processing aid market for poultry processing. We are continuing to optimize the application of PURE Control in OLR to attempt to gain USDA approval for use in this stage of poultry processing.

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

We are currently focused on completing in-plant validation trials to test the effectiveness of PURE Control in actual in-plant use for pre and post OLR poultry processing. We are continuing to optimize the application of PURE Control, including with higher concentrations of SDC, in OLR to attempt to gain USDA approval for use in that stage of poultry processing.

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

Sales Concentration

Net product sales were $1,909,000 and $1,774,000 for the years ended July 31, 2019 and 2018, respectively. For the year ended July 31, 2019, one individual customer accounted for 15%, and two individual customers accounted for 11% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. For the year ended July 31, 2018, three individual customers accounted for 20% and 16% and 11%, of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. For the years ended July 31, 2019 and 2018, all net product sales occurred in the United States.

From time to time, one or a small number of our customers may represent a significant percentage of our revenue. Our three largest customers accounted for 36% of our revenue for the fiscal year ended July 31, 2019. Although we have agreements with many of our customers, these agreements typically do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers to significantly reduce the amount of product ordered or license fees paid, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

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

Manufacturing

Effective June 9, 2019, we entered into a five-year manufacturing supply agreement with Intercon Chemical Company (ICC) with a three-year renewal term option (the “Manufacturing Supply Agreement”). The agreement consists of manufacturing, packaging, and distribution of PURE’s SDC-based products. The Manufacturing Supply Agreement provides:

●	ICC licenses PURE’s patents and technology know-how for the non-exclusive manufacture of PURE’s SDC-based products.
●	ICC will invest in plant improvements to allow for expanded SDC production.
●	ICC’s R&D team will collaborate on SDC product line development.

The Manufacturing Supply Agreement may be terminated by mutual written consent, or by either party upon the material breach of the terms of the agreement by the other party.

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

Employees

As of October XX, 2019, we employed 10 full-time and 1 part-time employee. We believe that we have been successful in attracting skilled and experienced personnel, but competition for personnel is intense and there can be no assurance that we will be able to attract and retain qualified personnel in the future. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

Company Information

We were incorporated in the state of California in August 1992 as Innovative Medical Services. In September 2003, we changed our name to PURE Bioscience. In March 2011, we reincorporated in the state of Delaware under the name “PURE Bioscience, Inc.”

Our corporate offices are located at 9669 Hermosa Avenue, Rancho Cucamonga, California 91730. Our telephone number is (619) 596-8600. Our website address is www.purebio.com. We make available free of charge on our website our periodic and current reports, proxy statements and other information as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission, or SEC. Information contained on, or accessible through, our website is not part of this report or our other filings with the SEC. Our SEC filings are also available to the public from the SEC’s website at www.sec.gov.

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

We have a history of recurring losses, and as of July 31, 2019, we have incurred a cumulative net loss of approximately $124 million. As of July 31, 2019, we had $398,000 in cash and cash equivalents and $553,000 in accounts payable.

On October 2, 2019, we entered into and completed a closing of a private placement financing to accredited investors. We raised net proceeds of $830,000 in the closing of an aggregate of 2,862,068 shares of the Company’s common stock at a purchase price of $0.29 per share. Tom Y. Lee and Dale Okuno, each of whom are accredited investors and members of the Company’s Board of Directors invested $290,000 and $250,000, respectively, in the private placement financing. Mr. Lee also serves as the Company’s President and Chief Executive Officer.

During year ended July 31, 2019, our cash outflows for operating activities and for investments in patents and fixed assets were $3.0 million. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof, and we will need to raise additional capital to continue our operations and to implement our business plan, which capital may not be available on acceptable terms or at all. To help extend our operating window, we have reduced our headcount and limited our research and product development activities. Based on our current plans and available resources, we believe we can maintain our current operations through the end of January 2020. We estimate that the costs to wind-down our operations in an orderly manner will cost approximately $500,000. As a result, we need to secure significant additional capital to continue to fund our operations beyond January 2020.

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

If we do not obtain additional capital from external sources, we will not have sufficient working capital to fund our planned operations and research and development and other activites or be able to continue as a going concern. Further, if we further reduce our expenses and capital expenditures, we may not be able to effectively execute our business plan We cannot assure you that additional financing will be available when needed or that, if available, we can obtain financing on terms favorable to us or to our stockholders. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. Further, any contracts or license arrangements we enter into to raise funds may require us to relinquish our rights to our products or technology, and we cannot assure you that we will be able to enter into any such contracts or license arrangements on acceptable terms, or at all. Having insufficient funds may require us to delay or scale back our marketing, distribution and other commercialization activities or cease our operations altogether.

We have a history of losses, and we may not achieve or maintain profitability.

We had a loss of $6.6 million for the fiscal year ended July 31, 2019, and a loss of $7.4 million for the fiscal year ended July 31, 2018. As of July 31, 2018, we have incurred a cumulative net loss of approximately $124 million. Although we believe we are making progress on implementing our business plan focused on the food safety market, we expect to continue to have losses in future periods. None of our existing agreements, including those with Subway and Chipotle, contain provisions that guarantee us any minimum revenues. If the penetration into the marketplace of PURE Hard Surface, PURE Control and our other SDC-based products is unsuccessful, our revenue growth is slower than anticipated or our operating expenses exceed expectations, it may take an unforeseen period of time to achieve or maintain profitability, and we may never achieve or maintain profitability. Slower than anticipated revenue growth could force us to reduce our sales and marketing efforts, our product testing and optimization, and our product development and regulatory initiatives, and/or force us to reduce the size and scope of our operations, to sell or license our technologies to third parties, or to cease operations altogether. Given our recent introduction of our SDC-based products in the food safety market, we are unable to predict the extent of our future losses or when we will generate sufficient revenues to become profitable, and it is possible we will never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

As of October 24, 2019, we have 86,712,161 shares of common stock issued and outstanding or reserved for issuance under equity compensation plans, vested and unvested options, warrants, and unvested restricted stock units. Our current authorized capital stock is limited to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Any increase in our authorized capital stock would require the approval of a majority of our shareholders as well as the approval of our Board of Directors. If we were unable to increase our authorized capital stock for any reason, our ability to raise additional capital through the issuance of equity or convertible debt would be severely compromised and we may be unable to obtain equity or convertible debt capital at all.

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

We received the required FDA approvals to market PURE Control as a direct food contact processing aid for raw poultry and fresh produce in December 2015 and January 2016, respectively. No additional approval from the USDA is required for fresh produce. In July 2016, we received a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry. In January 2017, we submitted an additional FCN to the FDA to allow use of higher SDC concentrations in poultry processing, allowing the flexibility to adjust to varying plant and processing conditions. In May 2017, we received a Final Letter from the FDA for this FCN as well as a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for the higher concentrations of SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry. We have not, however, received the required approval from the USDA to utilize PURE Control in OLR poultry processing. We are continuing to optimize the application of PURE Control, including with higher concentrations of SDC, in OLR to attempt to gain USDA approval for use in that stage of poultry processing, but there is no assurance that we will obtain such approval on a timely basis, or at all. Further, even if we elect to seek regulatory approval, there is no assurance we will be successful in obtaining the required approvals from the FDA and USDA to utilize PURE Control as a direct food contact processing aid for raw meats, including beef and pork. If we are unable to obtain the required regulatory approvals from the FDA and USDA, or if such efforts are delayed, our ability to commercialize PURE Control as a direct food contact processing aid for poultry and as a direct food contact processing aid for raw meets will be restricted and our business and operating results will suffer.

A loss of one or more of our key customers could adversely affect our business.

From time to time, one or a small number of our customers may represent a significant percentage of our revenue. Our three largest customers accounted for 36% of our net product sales for the fiscal year ended July 31, 2019. Our three largest customers accounted for 15%, 11% and 11% of net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. Although we have agreements with many of our customers, these agreements typically do not prohibit customers from purchasing products and services from competitors or contain minimum purchase obligations. A decision by any of our major customers to significantly reduce the amount of product ordered or license fees paid, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

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

On June 9, 2019, we entered into a five-year strategic collaboration agreement with St. Louis-based Intercon Chemical Company (“ICC”) where we granted ICC the right to be the exclusive manufacture for all our SDC-based products. We do not have any manufacturing facilities ourselves and we currently rely on ICC to manufacture our SDC-based products and may in the future rely on one or more third-party manufacturers to properly manufacture our products. We may not be able to quickly replace our manufacturing capacity if ICC is unable to manufacturer our products as a result of a fire, natural disaster (including an earthquake), equipment failure or other difficulty, or if such ICC facilities are deemed not in compliance with current “good manufacturing practices,” and the noncompliance could not be rapidly rectified. ICC is our single manufacturer for our SDC-based products and may not be replaced without significant effort and delay in production. A supply interruption or an increase in demand beyond our current manufacturer’s capabilities could harm our ability to manufacturer such products until new manufacturers are identified and qualified, which would have a significant adverse effect on our business and results. Any third-party manufacturer that we find may not match our quality standards or be able to meet customer requirements.

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

For example, in November 2014, we withdrew, without prejudice, our FCN for raw poultry due to receipt of a Deficiency Letter from the FDA stating that the agency has developed new data that is currently under review, which data calls into question the long established safety levels of the dietary intake of silver in the U.S. from food contact uses previously approved by the FDA. As a result, the FDA indicated that it would not approve our FCN absent new data or additional information that adequately addresses its new toxicity concerns. We also received a similar Deficiency Letter from the FDA for the FCN we submitted in October 2014 for the use of SDC to reduce Salmonella, E. coli and Listeria in the processing of produce. In January 2015, we withdrew, without prejudice, our produce FCN and postponed the filing of our FCN for the use of SDC as a processing aid for beef and pork. We resubmitted our poultry FCN in June 2015. In September 2015, we received an Acknowledgement Letter from the FDA stating that our FCN for SDC as a raw poultry processing aid is complete and setting an effective date of December 2015. Following the completion of additional testing demonstrating further reduction of silver residues to levels approaching non-detectable, and subsequent encouraging discussions held with the FDA, we resubmitted our produce FCN in September 2015. We received the required FDA approvals to market PURE Control as a direct food contact processing aid for raw poultry and fresh produce in December 2015 and January 2016, respectively. In July 2016, we received a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry. In January 2017, we submitted an additional FCN to the FDA to allow use of higher SDC concentrations in poultry processing, allowing the flexibility to adjust to varying plant and processing conditions. In May 2017, we received a Final Letter from the FDA for this FCN as well as a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for the higher concentrations of SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry. We have not, however, received the required approval from the USDA to utilize PURE Control in OLR poultry processing. We are continuing to optimize the application of PURE Control, including with higher concentrations of SDC, in OLR to attempt to gain USDA approval for use in that stage of poultry processing, but there is no assurance that we will obtain such approval on a timely basis, or at all. Further, even if we elect to seek regulatory approval, there is no assurance we will be successful in obtaining the required approvals from the FDA and USDA to utilize PURE Control as a direct food contact processing aid for raw meats, including beef and pork. If we are unable to obtain the required regulatory approvals from the FDA and USDA, or if such efforts are delayed, our ability to commercialize PURE Control as a direct food contact processing aid for poultry and as a direct food contact processing aid for raw meets will be restricted and our business and operating results will suffer.

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

Our success depends largely on the execution of our business strategy by our management team and the members of our Board of Directors. Our Board and management will be evaluating how to best execute our near-term strategy to drive customer adoption in the food industry by addressing food safety solutions across the supply chain in order to prevent or mitigate food contamination or the potential for food-borne illness with specific customer focus in foodservice providers, food processors and food manufacturers. Our directors, executive officers and key personnel could terminate their services with us at any time without notice and without penalty. For example in August 2019, Mr. Lambert retired from the Board and his position as Chief Executive Officer and President. Additionally, we do not maintain key person life insurance policies on our directors, executive officers or other employees. The loss of one or more of our directors, executive officers or key employees could seriously harm our ability to execute on our business strategy, which could harm our business, results of operations, financial condition, and/or the market price of our common stock. We cannot assure you that in such an event we would be able to recruit qualified personnel able to replace these individuals in a timely manner, or at all, on terms acceptable to either us or to any qualified candidate. Even if we were able to replace any such individuals in a timely manner, if we are unable to effectively integrate new executive officers or key employees, our operations and prospects could be harmed.

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

At July 31, 2019, we had federal and state tax net operating loss carry-forwards of approximately $108.3 million and $62.1 million, respectively. Utilization of these net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred, including with respect to our recent private placements, or that could occur in the future, as required by Section 382 of the Internal Revenue Code as well as similar state provisions. These ownership changes may limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since our formation, we have raised capital through the issuance of capital stock on several occasions (both before and after our initial public offering in 1996) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future based upon subsequent disposition. While we believe that we have not experienced an ownership change, the pertinent tax rules related thereto are complex and subject to varying interpretations, and thus the applicable taxing authorities may take an alternative position.

Our current federal tax loss carry-forwards began to expire during the year ended July 31, 2019 and, unless previously utilized, will completely expire in the year ending July 31, 2039. The balance of our current federal net operating loss carry-forwards will expire between July 31, 2019 and July 31, 2039. Our state tax loss carry-forwards began to expire in the year ending July 31, 2018, and will completely expire in the year ending July 31, 2039. If we are unable to earn sufficient profits to utilize the carry-forwards by these dates, they will no longer be available to offset future profits, if any.

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

We have historically supported our operations through the issuance of equity securities and expect to continue to do so in the future. For example, during May, June and July of 2019, we completed three closings of a private placement financings to accredited investors, in which we raised net proceeds of approximately $716,000 in the Closings and issued an aggregate of 2,468,963 shares of our common stock at a purchase price of $0.29 per share. The investors included Messrs. Dale Okuno and Ivan Chen, each of whom are accredited investors and members of the Company’s Board of Directors and who each invested $250,000 and $35,000, respectively, in the private placement financings. Although we may not be successful in obtaining financing through equity sales on terms that are favorable to us in the future, if at all, any such sales that do occur could result in substantial dilution to the interests of existing holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock or other equity securities to any new investors, or the anticipation of such sales, could cause the trading price of our common stock to fall.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease a facility in Rancho Cucamonga, California. This is our only facility and it includes our corporate offices, research and development laboratory and warehouse. Our current lease on this facility expires in December 2020.

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

Holders

As of October 29, 2019, we had approximately 230 holders of record of our common stock. This does not include beneficial owners holding common stock in street name.

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

In July 2016, we received a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry. In January 2017, we submitted an additional FCN to the FDA to allow use of higher SDC concentrations in poultry processing, allowing the flexibility to adjust to varying plant and processing conditions. In May 2017, we received a Final Letter from the FDA for this FCN as well as a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for the higher concentrations of SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry. We are currently focused on completing in-plant validation trials for PURE Control in pre- and post OLR poultry processing applications, which represents approximately 65% to 75% of the total processing aid market for poultry processing. We are continuing to optimize the application of PURE Control in OLR to attempt to gain USDA approval for use in this stage of poultry processing.

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

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of July 31, 2019, we have incurred a cumulative net loss of $123,478,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of July 31, 2019, we had $398,000 in cash and cash equivalents, and $738,000 of current liabilities, including $553,000 in accounts payable. On October 2, 2019, we entered into and completed a closing of a private placement financing to accredited investors. We raised net proceeds of approximately $830,000 in the closing of an aggregate of 2,862,068 shares of the Company’s common stock at a purchase price of $0.29 per share. Tom Y. Lee and Dale Okuno, each of whom are accredited investors and members of the Company’s Board of Directors invested $290,000 and $250,000, respectively, in the private placement financing. Mr. Lee also serves as the Company’s President and Chief Executive Officer.

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

Results of Operations – Comparison of the Years Ended July 31, 2019 and 2018

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

Net Product Sales

Net product sales were $1,909,000 and $1,774,000 for the years ended July 31, 2019 and 2018, respectively. The increase of $135,000 was attributable to increased food safety customer adoption. Our top three customers accounted for $711,000 of net product sales for the year ended July 31, 2019.

For the year ended July 31, 2019, one individual customer accounted for 15%, and two individual customers accounted for 11% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales occurred in the United States.

For the year ended July 31, 2018, three individual customers accounted for 20%, 16% and 11%, of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales occurred in the United States.

Cost of Goods Sold

During the year ended July 31, 2018, we wrote off $58,000 for damaged and slow moving finished goods inventory.

Cost of goods sold was $728,000 and $763,000 for the years ended July 31, 2019 and 2018, respectively. Cost of goods sold, excluding the inventory write-off discussed above, was $728,000 and $705,000 for the years ended July 31, 2019 and 2018, respectively.

Gross margin, as a percentage of net product sales, excluding the inventory write-off discussed above, was 62% and 60% for the years ended July 31, 2019 and 2018, respectively. The increase in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the fiscal year ended July 31, 2019 as compared with the prior year.

Selling, General and Administrative Expense

Selling, general and administrative expense was $3,967,000 and $5,235,000 for the years ended July 31, 2019 and 2018, respectively. The decrease of $1,268,000 was primarily attributable to decreased personnel costs, as well as decreased business development expenses, board of director’s expense, marketing and legal fees.

Research and Development Expense

Research and development expense was $354,000 and $459,000 for the years ended July 31, 2019 and 2018, respectively. The decrease of $105,000 was primarily attributable to reduced personnel costs and reductions in third-party testing and research supporting our FDA approval efforts.

Share-Based Compensation

Share-based compensation expense was $2,449,000 and $2,359,000 for the years ended July 31, 2019 and 2018, respectively. The increase of $90,000 is primarily due to the accelerated vesting of stock options and restricted stock units held by Dave Pfanzelter, the former Chairman of our Board. Mr. Pfanzelter retired from our Board in August 2018.

Change in Derivative Liability

The change in fair value of the warrant liabilities for the fiscal year ended July 31, 2018, was a decrease of $459,000. The overall decrease in the derivative liability was due to updates to the assumptions used in the fair value pricing model for warrants at the date the warrants were settled. During the fiscal year ended July 31, 2019, there were no warrants classified as derivatives outstanding, therefore there was no income or loss activity.

Inducement to Exercise Warrants

Inducement expense for the fiscal year ended July 31, 2019 was $960,000. During the fiscal year ended July 31, 2019, we amended outstanding warrants held by investors participating in our 2014 private placement financings. In accordance with the terms of the amendment the strike price for the warrants was reduced. As a result, we recorded an inducement expense of $960,000 during the fiscal year ended July 31, 2019.

During the fiscal year ended July 31, 2018, we completed a tender offer to amend outstanding warrants held by the investors participating in our 2014, 2015 and 2017 private placement financings. In accordance with the terms of the tender offer the strike price for all three series of warrants was reduced. As a result, we recorded inducement expense of $876,000 during the fiscal year ended July 31, 2018.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of July 31, 2019 we have incurred a cumulative net loss of $123,478,000.

Private Placement

On October 2, 2019, we entered into and completed a closing of a private placement financing to accredited investors. We raised net proceeds of $830,000 in the closing of an aggregate of 2,862,068 shares of the Company’s common stock at a purchase price of $0.29 per share. Tom Y. Lee and Dale Okuno, each of whom are accredited investors and members of the Company’s Board of Directors invested $290,000 and $250,000, respectively, in the private placement financing. Mr. Lee also serves as the Company’s President and Chief Executive Officer.

As of July 31, 2019, we had $398,000 in cash and cash equivalents compared with $851,000 in cash and cash equivalents as of July 31, 2018. The net decrease in cash and cash equivalents was primarily attributable to the use of cash to fund our operations. Additionally, as of July 31, 2019, we had $738,000 of current liabilities, including $553,000 in accounts payable, compared with $1,281,000 of current liabilities, including $608,000 in accounts payable as of July 31, 2018. The net decrease in current liabilities was primarily due to the conversion of the promissory note payable to common stock.

The following table summarizes our contractual obligations as of July 31, 2019.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$51,000	$37,000	$14,000	—	—
	$51,000	$37,000	$14,000	—	—

In addition, from time to time we have entered into employment agreements with our executives that, under certain cases, provide for the continuation of salary and certain other benefits if these executives are terminated under specified circumstances. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. As of July 31, 2019, no events have occurred resulting in the obligation of any such payments.

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

Practical Expedient

We elected a practical expedient to expense sales commissions when the commissions are incurred because the amortization period would have been one year or less. These costs are recorded as Selling, general and administrative expense on our Consolidated Statements of Operations.

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

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. There were no patent impairments during the fiscal years ended July 31, 2019 or 2018.

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

Determining the extent, if any, to which conditions or events raise substantial doubt about our ability to continue as a going concern, or the extent to which mitigating plans sufficiently alleviate any such substantial doubt, as well as whether or not liquidation is imminent, requires significant judgment by us. We have determined that there is substantial doubt about our ability to continue as a going concern for the one-year period following the date that our financial statements for the year ended July 31, 2019 were issued, which have been prepared assuming that we will continue as a going concern. We have not made any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of our Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2019.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information Regarding Our Board of Directors

Pursuant to our bylaws, the number of directors is fixed and may be increased or decreased from time to time by resolution of our Board of Directors, or the Board. The Board has fixed the number of directors at three members.

Information with respect to our directors as of October 29, 2019 is shown below.

Name	Age	Director Since	Position(s) Held
Tom Y. Lee, CPA	70	2014	Director, Chief Executive Officer
Ivan Chen	37	2018	Director
Dale Okuno	67	2019	Director

Tom Y. Lee, CPA was appointed to our Board on October 24, 2014 and, effective August 7, 2019, appointed as our President and Chief Executive Officer. Mr. Lee is currently the Chairman and CEO of Swabplus, Inc., a contract manufacturer of single-dose applicator and formulation OEM products, and has served as Chairman and CEO since 2008. Mr. Lee has experience in manufacturing and selling applicator and formulation OEM products, manufacturing and distributing products in Asia and is experienced in accounting matters. Mr. Lee was formerly audit committee chairman at First Continental Bank (which merged with United Commercial Bank in 2003). Mr. Lee has been an active CPA since 1983 and earned his Master of Science in accounting from California State University Long Beach and his Bachelors in Business Administration from TamKang University in Taipei, Taiwan.

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

Dale Okuno was appointed to our Board on January 30, 2019. Mr. Okuno is Chief Executive Officer of Okuno Associates, Inc. an investment firm that focuses investments in technology companies. Prior to founding Okuno Associates, Mr. Okuno was founder and Chief Executive Officer of E-Z Data, Inc., a SaaS company, which he sold in 2009, a company that he founded in 1986. Mr. Okuno holds a BA in Philosophy and Psychology from San Jose State University.

Information Regarding Our Executive Officers

Information with respect to our executive officers as of October 24, 2019 is shown below. Since Tom Y. Lee also serve on the Board, his biography is set forth under “Information Regarding the Board of Directors” above.

Name	Age	Position(s) Held	Position(s) Held Since
Tom Y. Lee, CPA	70	Chief Executive Officer	2019
Mark Elliott	44	Vice President, Finance	2015
Tom Meyers	67	Chief Operating Officer	2018

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

Family Relationships

Mr. Ivan Chen is the nephew of Mr. Tom Y. Lee. There are no other family relationships between any current director executive officer, or any director or executive offer during the fiscal year ended July 31, 2019.

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

Director Independence

We are not currently listed on any national securities exchange or in an inter-dealer quotation system that has established a standard for independence. However, in evaluating the independence of our members and the composition of the committees of our Board of Directors, our Board utilizes the definition of “independence” as that term is defined by applicable listing standards of the NYSE MKT. As of the date hereof, our Board consists of three members, two of whom are considered independent as that term is defined by applicable listing standards of the NYSE MKT. Our independent directors include: Messrs. Chen and Okuno.

Board and Committee Attendance

During the fiscal year ended July 31, 2019, the Board of Directors met seven times and it took action by unanimous written consent six times. During the fiscal year ended July 31, 2019 our Audit Committee met four times. Each of the directors attended 97% of the meetings of the Board of Directors.

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

Board Committees

Compensation Committee. The Compensation Committee of the Board of Directors currently consists of Messrs. Okuno (Chair) and Chen. The functions of the Compensation Committee include the approval of the compensation offered to our executive officers and recommending to the full Board of Directors the compensation to be offered to our directors, including our Chairman. The Board has determined that Messrs. Okuno and Chen are each an “independent director” under the listing standards of the NYSE MKT. In addition, the members of the Compensation Committee qualify as a “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act and as an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee is governed by a written charter approved by the Board of Directors, a copy of which is available on our website at www.purebio.com.

Audit Committee. The Audit Committee of the Board of Directors, currently consists of Messrs. Chen (Chair) and Okuno. The functions of the Audit Committee include the retention of our independent registered public accounting firm, reviewing and approving the planned scope, proposed fee arrangements and results of the Company’s annual audit, reviewing the adequacy of the Company’s accounting and financial controls and reviewing the independence of the Company’s independent registered public accounting firm. The Board has determined that Messrs. Chen and Okuno are “independent director” under the listing standards of the NYSE MKT. The Board of Directors has also determined that Messrs. Chen and Okuno are each an “audit committee financial expert” within the applicable definition of the SEC. The Audit Committee is governed by a written charter approved by the Board of Directors, a copy of which is available on our website at www.purebio.com.

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

Board Leadership Structure

Our Bylaws provide our Board with flexibility to combine or separate the positions of Chairman of the Board and Chief Executive Officer in accordance with its determination that utilizing one or the other structure would be in the best interests of our company. These roles are currently combined as our Board is currently chaired by Mr. Lee, who is also our Chief Executive Officer. Our Board believes that it is in the best interest of the company and its stockholders for Mr. Lee to serve in both roles at this time given his knowledge of our company and industry. We believe that this structure provides appropriate leadership and oversight of the company and facilitates effective functioning of both management and our Board. Our Board will continue to reassess the structure to determine what is in the best interests of the Company and stockholders.

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

Stockholder Recommendations for Director Nominees

In nominating candidates for election as a director, the Board will consider a reasonable number of candidates recommended by a single stockholder who has held over 20% of PURE Bioscience Common Stock for over one year and who satisfies the notice, information and consent provisions set forth in our Bylaws and Corporate Governance Guidelines. Stockholders who wish to recommend a candidate may do so by writing to the Board of Directors in care of the Corporate Secretary, PURE Bioscience, Inc., 9669 Hermosa Avenue, Rancho Cucamonga, California 91730. The Board of Directors will use the same evaluation process for director nominees recommended by stockholders as it uses for other director nominees. A printed copy of our Bylaws may be obtained by any stockholder upon request to our Corporate Secretary.

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

Our Board regularly assesses the appropriate size of our Board, and whether any vacancies on our Board are expected due to retirement or otherwise. In the event that vacancies are anticipated, or otherwise arise, the Board will consider various potential candidates who may come to the attention of the Board through current Board members, professional search firms, stockholders or other persons. Each candidate brought to the attention of the Board, regardless of who recommended such candidate, is considered on the basis of the criteria set forth in our corporate governance guidelines. As stated above, our Board will consider candidates proposed for nomination by our significant stockholders. Stockholders may propose candidates by submitting the names and supporting information to: Corporate Secretary, PURE Bioscience, Inc., 9669 Hermosa Avenue, Rancho Cucamonga, California 91730. Supporting information should include (a) the name and address of the candidate and the proposing stockholder, (b) a comprehensive biography of the candidate and an explanation of why the candidate is qualified to serve as a director taking into account the criteria identified in our corporate governance guidelines, (c) proof of ownership, the class and number of shares, and the length of time that the shares of our voting securities have been beneficially owned by each of the candidate and the proposing stockholder, and (d) a letter signed by the candidate stating his or her willingness to serve, if elected.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth a summary of cash and non-cash compensation awarded, earned or paid for services rendered to us during the fiscal years ended July 31, 2019 and July 31, 2018 by our named executive officers, consisting of (i) each individual serving as principal executive officer during the fiscal year ended July 31, 2019 and (ii) our other two most highly compensated officers serving during the fiscal year ended July 31, 2019.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus	Option Awards ($)(2)		Stock Awards ($)(3)			All Other Compensation ($)(4)	Total Compensation ($)
Henry R. Lambert	2019	$175,000	—	$—			$99,000	(5)	$—	$274,000
Chief Executive Officer	2018	$301,000	—	$68,000	(6)	$			$59,000	$428,000
Mark S. Elliott	2019	$180,000	—	$—			$—		$—	$185,000
Vice President Finance	2018	$185,000	—	$51,000	(7)		$—		$—	$236,000
Tom Myers (8)	2019	$200,000	—	$—			$130,000	(9)	$—	$330,000
Chief Operating Officer	2018	$200,000	—	$33,000	(10)		$—		$—	$233,000

(1)	Amounts reflect salary earned during the respective fiscal years. On April 1, 2018, Mr. Lambert’s base salary was reduced from $350,000 to $175,000 per year.

(2)	Amounts for the years ended July 31, 2019 and 2018 reflect the grant date fair value for financial statement reporting purposes with respect to stock options granted during the respective fiscal years, calculated in accordance with authoritative guidance.

(3)	Amounts for the years ended July 31, 2019 and 2018 reflect the grant date fair value for financial statement reporting purposes with respect to stock awards granted during the respective fiscal years, calculated in accordance with authoritative guidance.

(4)	Represents amounts reimbursed to Mr. Lambert for housing expenses in San Diego until June of 2018, where the Company is headquartered. Mr. Lambert maintains a permanent residence in Lake Forest, Illinois and he was renting a corporate apartment in San Diego. The Company reimbursed Mr. Lambert on a monthly basis for the housing expense.

(5)	Represents an award consisting of two hundred thousand (200,000) restricted stock units (“RSUs”)

(6)	Represents an award consisting of an option to purchase two hundred thousand (200,000) shares of common stock.

(7)	Represents an award consisting of an option to purchase one hundred fifty thousand (150,000) shares of common stock.

(8)	Mr. Myers was appointed as our Chief Operating Officer on October 4, 2018 and had been serving as the Company’s Executive Vice President, Technical Support and Services since September 2016.

(9)	Represents an award consisting of two hundred sixty two thousand five hundred (262,500) RSUs

(10)	Represents an award consisting of an option to purchase one hundred thousand (100,000) shares of common stock.

Narrative to Summary Compensation Table

The compensation program established for the Company’s executive officers consisted of the following elements:

Base Salary: The base salaries of our named executive officers depend on their job responsibilities, the market rate of compensation paid by companies in our industry for similar positions, our financial position and performance, and the strength of our business. Base salaries provide a fixed means of compensation in order to attract and retain talent. Mr. Lambert’s base salary was $175,000 per year during the fiscal year ended July 31, 2019. Mr. Elliott’s salary was $180,000 per year during the fiscal year ended July 31, 2019. The base salary for Mr. Myers was $185,000 per year during the fiscal year ended July 31, 2019.

Performance-Based Cash Awards: As part of the Company’s executive compensation program, our executive officers are eligible to receive performance-based cash awards. The annual performance-based cash awards are based on the executive officer’s individual performance and the Company’s actual performance compared to the corporate goals approved by the Board and the Compensation Committee. Following the end of each fiscal year, the Board and the Compensation Committee is responsible for determining the bonus amount payable to an executive officer based on that executive officer’s individual performance during the fiscal year and its determination of the Company’s actual performance compared to the corporate goals established for that fiscal year. Due to the Company’s limited financial resources and performance, our named executive officers did not receive any performance-based cash bonuses for the years ended July 31, 2019 and 2018.

Long-Term Equity Awards: Equity ownership by our executive officers and key employees encourages them to create long-term value and aligns their interests with those of our stockholders. As a result, our executive compensation program provides for the issuance of stock options and restricted stock units (“RSUs”) as determined by the Compensation Committee and our Board.

Outstanding Equity Awards at Year-End

The following table provides a summary of all equity awards held by our named executive officers that were outstanding as of July 31, 2019.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of shares or Units of stock that have not vested(#)	Market Value of shares or Units of stock that have not vested ($)(1)
Henry R. Lambert		—	$—			100,000	$33,000	(2)
	200,000	—	$0.78	2/26/2023	(3)
	200,000	—	$0.88	3/22/2022	(4)	150,000	$49,500	(5)
	100,000	300,000	$1.19	6/22/2027	(4)	—	$—
	200,000	—	$1.05	5/27/2021	(6)	—	$—
Mark S. Elliott	150,000	—	$0.78	2/26/2023	(7)		$—
	150,000	—	$0.88	3/1/2022	(8)	—	$—
	150,000	—	$1.15	5/11/2021	(9)	—	$—
	2,500	—	$28.00	5/19/2020		—	$—
	6,875	—	$6.72	7/14/2021		—	$—
	10,000	—	$0.86	1/24/2023		—	$—
Tom Myers			$—			131,250	$43,300	(10)
	100,000	—	$0.78	2/26/2023	(11)	—	$—
	100,000	—	$0.88	3/1/2022	(12)	—	$—
	100,000	—	$1.15	5/11/2021	(13)	—	$—
	40,000	—	$0.73	2/6/2023		—	$—

(1)	The market value was determined by multiplying the number of shares underlying the awards by the closing price for our common stock on July 31, 2019, which was $0.33.

(2)	During the year ended July 31, 2019, we granted Mr. Lambert an award consisting of two hundred thousand (200,000) RSUs. 50% of the RSUs vest on December 15, 2019 with the remaining 50% vesting on December 15, 2020.

(3)	During the year ended July 31, 2018, we granted Mr. Lambert an award consisting of an option to purchase two hundred thousand (200,000) shares of common stock. The option has a five-year term and vests in four quarterly installments.

(4)	During the year ended July 31, 2017, we granted Mr. Lambert an award consisting of an option to purchase two hundred thousand (200,000) shares of common stock. The option has a five-year term and vests in four quarterly installments. In addition, we granted Mr. Lambert an award consisting of an option to purchase four hundred thousand (400,000) shares of common stock. The option has a ten-year term and vests 25% on December 31, 2018 with the remaining shares vesting in three equal annual installments thereafter.

(5)	During the year ended July 31, 2017, we granted Mr. Lambert an award consisting of two hundred thousand (200,000) RSUs. 25% of the RSUs vest on December 31, 2018 with the remaining shares vesting in three equal annual installments thereafter.

(6)	During the year ended July 31, 2016, we granted Mr. Lambert a five year award consisting of an option to purchase two hundred thousand (200,000) shares of common stock. 33% vested on July 31, 2016; 33% vested on October 31, 2016; and 34% vested on January 31, 2017.

(7)	During the year ended July 31, 2018, we granted Mr. Elliott an award consisting of an option to purchase one hundred fifty thousand (150,000) shares of common stock. The option has a five-year term and vests in four quarterly installments.

(8)	During the year ended July 31, 2017, we granted Mr. Elliott an award consisting of an option to purchase one hundred fifty thousand (150,000) shares of common stock. The option has a five-year term and vests in four quarterly installments.

(9)	During the year ended July 31, 2016, we granted Mr. Elliott an award consisting of an option to purchase one hundred fifty thousand (150,000) shares of common stock. The option has a five-year term and vests in four quarterly installments.

(10)	During the year ended July 31, 2019, we granted Mr. Myers an award consisting of two hundred sixty-two thousand five hundred (262,500) RSUs. 50% of the RSUs vest on December 15, 2019 with the remaining 50% vesting on December 15, 2020.

(11)	During the year ended July 31, 2018, we granted Mr. Myers an award consisting of an option to purchase one hundred thousand (100,000) shares of common stock. The option has a five-year term and vests in four quarterly installments.

(12)	During the year ended July 31, 2016, we granted Mr. Myers an award consisting of an option to purchase one hundred thousand (100,000) shares of common stock. The option has a five-year term and vests in four quarterly installments.

During the year ended July 31, 2019, Messrs. Lambert, Elliott and Myers had 250,000, 112,500 and 75,000 option awards vest, respectively. The respective value on vesting was $121,000, $62,250 and $41,500 respectively.

Employment Agreements; Potential Payments Upon Termination or a Change in Control for Current Executive Officers

Agreement with our former Chief Executive Officer.

Effective August 7, 2019, Henry R. Lambert retired as Chief Executive Officer and President of the Company and from our Board and entered into a consulting role pursuant to a consulting agreement effective as of August 7, 2019 (the “Lambert Consulting Agreement”). The following provides a description of Mr. Lambert’s employment agreement during the fiscal years ended July 31, 2019 and 2018. A description of the Consulting Agreement follows below.

On September 10, 2013, we appointed Henry R. Lambert to serve as Chief Executive Officer and a member of the Board. The terms of Mr. Lambert’s employment agreement provides that he was entitled to an annual base salary. The annual base salary of Mr. Lambert was $350,000 until April 1, 2018 when his base salary was reduced to $175,000.

The employment agreement provides that, during the term of the agreement, Mr. Lambert was eligible for equity compensation grants to be awarded at the discretion of the Compensation Committee and the Board, and also provided for annual bonus targets equal to, as applicable, 50% of Mr. Lambert’s current annual base salary, to be awarded at the sole discretion of the Compensation Committee and the Board. Additionally, pursuant to the terms of Mr. Lambert’s employment agreement, we granted Mr. Lambert 500,000 RSUs, 200,000 of which subsequently expired by their terms. The award agreement for the 500,000 RSUs had provided Mr. Lambert with the right to require us to pay his state and federal withholding and other employment taxes upon the vesting and settlement of these RSUs in exchange for Mr. Lambert cancelling that number of shares of common stock having a value equal to the tax obligations we pay on his behalf. In December 2016, we entered into an RSU Cancellation Agreement with Mr. Lambert and our other officers and directors who received restricted stock unit awards (the “RSUs”) in October 2013 as compensation for their continued services to us over a required vesting period. Mr. Lambert in his individual capacity, voluntarily agreed to cancel his RSUs based on his determination that cancelling the RSUs would be in the best interests of the Company and our stockholders. Mr. Lambert reached this conclusion in order to conserve our available cash resources and to reduce pressure on our stock price.

In January 2017, we entered into an amendment (the “First Amendment”) to Mr. Lambert’s employment agreement. The employment agreement, as amended, provided for certain compensation to be paid to Mr. Lambert if his employment was terminated by the Company without cause or terminated by the executive for good reason or there occurs a Change in Control of the Company. However, in September 2018, we entered into a second amendment (the “Second Amendment”) to Mr. Lambert’s employment agreement, pursuant to which Mr. Lambert agreed to reduce the severance payments he was entitled to receive if he was terminated by the Company without cause or he terminates his employment for good reason. Under the employment agreement as amended by the first amendment, he was entitled to receive 24 months of base salary plus a $1,000,000 lump sum payment. Under the Second Amendment, he was entitled to receive six months of base salary. In addition, under the Second Amendment, Mr. Lambert agreed to waive his rights to: (i) receive 24 months of base salary plus a $1,000,000 lump sum payment in the event he is terminated in connection with or following a change in control of the Company and (ii) receive “gross-up” payments from the Company in the event any payment or distribution he receives from the Company is subject to an excise tax under Section 4999 of the Internal Revenue Code.

Under the Second Amendment, the term of Mr. Lambert’s employment with the Company was extended to June 30, 2020. During such term, Mr. Lambert’s employment with the Company was to remain “at-will.” Either party could terminate Mr. Lambert’s employment early, for any or no reason, and with or without cause, by providing the other party with 30 days’ advance written notice. Additionally, the Second Amendment provided that Mr. Lambert would be entitled to accelerated vesting of his outstanding equity awards, and a period of 12 months to exercise any outstanding stock options, if his employment was terminated at the expiration of his employment term on June 30, 2020.

On June 22, 2017, we granted Mr. Lambert (i) 200,000 RSUs for Common Stock and (ii) an option to purchase 400,000 shares of Common Stock, which were granted outside the Company’s 2007 Amended and Restated Equity Incentive Plan pursuant to an RSU Agreement and Option Agreement, respectively. The RSU Agreement and Option Agreement provide that 25% of the RSUs and Options vest on December 31, 2018, and the remainder vest in three equal annual installments thereafter and any unvested shares are subject to accelerated vesting in connection with a termination without Cause or resignation for Good Reason, upon grantee’s death or Complete Disability or upon a Change in Control (as the terms are defined in the RSU Agreement and Option Agreement as applicable). Additionally, the RSUs settle on the earlier (i) ten years from the date of grant, (ii) 60 days after the date that the grantee’s service ceases for any reason, (iii) the date of the grantee’s death or Complete Disability or (iv) a Change in Control. The consulting agreement we entered into with Mr. Lambert provided that such unvested RSUs and options vested.

On August 13, 2018, we granted Mr. Lambert an award consisting of two hundred thousand (200,000) RSUs. 50% of the RSUs were to vest on December 15, 2019 with the remaining 50% vesting on December 15, 2020. The consulting agreement we entered into with Mr. Lambert provided that such unvested RSUs vested.

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

Consulting Agreement with our former Chief Executive Officer

Pursuant to the terms of the Lambert Consulting Agreement, Mr. Lambert’s employment agreement as amended was terminated. The Lambert Consulting Agreement provides that Mr. Lambert will provide consulting services to the Company for a four (4) month period following August 7, 2019; provided, however, that if the Company achieves Cash Flow Breakeven (as defined in the Lambert Consulting Agreement) during such four (4) month period, the term of the consultancy shall extend an additional two (2) months. Mr. Lambert will receive $14,583 per month during the term of his consultancy. Additionally, in connection Mr. Lambert signing a release in favor of the Company, the vesting of his outstanding stock options and other equity-based awards accelerated notwithstanding any vesting terms of such stock options and other equity-based awards.

The Lambert Consulting Agreement also requires Mr. Lambert to comply with restrictions and covenants in favor of the Company, including confidentiality, non-compete and non-solicitation provisions.

The foregoing summary of the Lambert Consulting Agreement, including the associated exhibits, does not purport to be complete, and is qualified in its entirety by reference to the full text thereof, a copy of which is filed as Exhibit 10.1 to a Current Report on a Form 8-K filed with the Securities and Exchange Commission on July 12, 2019, and incorporated herein by reference.

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

Compensation of Directors

Each non-employee director of the Company receives an annual fee of $40,000 payable for such director’s service on the Board.

Members of the Audit Committee and Compensation Committee do not receive any additional fee for committee participation.

Annual fees are accrued to each non-employee director in four equal installments on a quarterly basis. Any non-employee directors serving a portion of the year are entitled to receive such fees on a pro rata basis based on their length of service during the year. Mr. Lambert did not receive any additional compensation for their board service.

Additionally, new members of the Board are entitled to receive stock options in an amount to be determined by the Compensation Committee or the Board.

Upon his appointment to the Board during the fiscal year ended July 31, 2019, Mr. Okuno received an initial grant of 200,000 stock options. The options vest fifty percent (50%) on the date of the next annual meeting and fifty percent (50%) on the date of the following year’s annual meeting. Additionally, during the fiscal year ended July 31, 2019, none of our non-employee directors received equity awards. Subsequent to July 31, 2019, Messrs. Chen and Okuno received an option to purchase 125,000 and 100,000 shares of common stock. The options vest in accordance with the annual meeting dates discussed above.

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

The following table sets forth compensation earned in the fiscal year ended July 31, 2019 by each of our non-employee directors who are not named executive officers.

	Fees Earned or	Option	All Other	Total
	Paid in Cash	Awards	Compensation	Compensation
Name	($)	($)(1)	($)(2)	($)
Tom Y. Lee	$52,000	$—	—	$52,000
Janet Risi Field (3)	$32,500	$—	19,753	$52,253
Dr. Hagen(3)	$31,250	$—	20,000	$51,250
Ivan Chen	$52,000	$—	—	$52,000
Dale Okuno	$20,000	$58,000	—	$78,000
Gary Cohee(3)	$35,000	$—		$35,000

(1) Amounts for the year ended July 31, 2019 reflect the grant date fair value for financial statement reporting purposes with respect to stock options granted during the fiscal year, calculated in accordance with authoritative guidance.

(2) Represents amount accrued to Ms. Risi and Dr. Hagen for their services on our scientific advisory board.

(3) Ms. Risi and Dr. Hagen and Mr. Cohee not seek reelection to the Board of Directors at our annual meeting of shareholders held in January 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information regarding the beneficial ownership of our common stock as of October 29, 2019, or the Evaluation Date, by: (i) each of our current directors, (ii) each of our named executive officers as set forth in Item 11 of this Annual Report, (iii) all such directors and executive officers as a group and (iv) our five percent or greater stockholders. The table is based upon information supplied by our officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Applicable percentages are based on 79,994,402 shares outstanding as of the Evaluation Date, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options or warrants or settlement of restricted stock units that are either immediately exercisable or exercisable within 60 days of the Evaluation Date. These shares are deemed to be outstanding and beneficially owned by the person holding those securities for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name (1)	Number of Shares Beneficially Owned		Percent of Common Stock
Tom Y. Lee	29,816,341	(2)	37.00%
Mark S. Elliott	541,725	(3)	*	%
Tom Myers	558,850	(4)	*	%
Dale Okuno	6,309,420	(5)	7.89%
Ivan Chen	295,689	(6)	*	%
All of our named executive officers and directors as a group (5 persons)	37,522,025	(7)	46.62%

*	Indicates less than one percent of the outstanding shares of the Company’s common stock.

(1)	Unless, noted below, the address for each person listed in the table is c/o PURE Bioscience, Inc., 9669 Hermosa Avenue Rancho Cucamonga, California 91730

(2)	Consists of 450,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 29,366,341 shares of common stock held directly by Mr. Lee and his spouse.

(3)	Consists of 469,375 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 72,350 shares of common stock held directly by Mr. Elliott.

(4)	Consists of 340,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 218,850 shares of common stock held directly by Mr. Myers.

(5)	Consists of 6,309,420 shares of common stock held directly by Mr. Okuno.

(6)	Consists of 100,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 195,689 shares of common stock held directly by Mr. Chen.

(7)	Consists of 1,359,375 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date and 36,162,650 shares of common stock, held by all directors and executive officers as a group.

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

To the Company’s knowledge, other than as described above, no person who, during the fiscal year ended July 31, 2019, was a director or officer of the Company, or beneficial owner of more than ten percent of the Company’s Common Stock (which is the only class of securities of the Company registered under Section 12 of the Act), failed to file on a timely basis reports required by Section 16 of the Act during such fiscal year.

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

The following table sets forth, as of July 31, 2019, information with respect to our equity compensation plans, and with respect to certain other options and warrants.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	5,163,125	$0.98	3,224,000
Equity compensation plans not approved by stockholders	2,200,000	1.18	—
Total	7,636,125	$1.04	3,224,000

(1)	Includes options only and does not include restricted stock units

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as described below and other than Board or employment relationships and compensation resulting from those employment relationships, no director, executive officer, 5% stockholder or immediate family member of any of the foregoing, was a party to any transaction or series of transactions since August 1, 2017 (the beginning of the year ended July 31, 2018), or is to be a party to any currently proposed transaction or series of proposed transactions, in which (i) we were or are to be a participant, (ii) the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at fiscal year-end for the fiscal years ended July 31, 2019 and 2018, which is $45,000, and (iii) any director, executive officer, or immediate family member of any of the foregoing had or will have a direct or indirect material interest.

For information with respect to the compensation paid to our executive officers and directors, see heading “Executive Compensation” of this annual report.

On July 29, 2019, we entered into a Sublease Agreement (the “Sublease”) with SwabPlus L.P. (“SwabPlus”), effective July 25, 2019, pursuant to which we will sublease certain office and industrial space for our corporate headquarters. The premises are located in Rancho Cucamonga, California. Pursuant to the terms of the Sublease, the Company will pay SwabPlus rent of approximately $2,333 per month, plus additional payments for real property taxes, maintenance and repair and related expenses. We terminated the El Cajon lease and transitioned to the new premises in September 2019. We expect the Sublease to drastically reduce our operating expenses as compared to our operating expenses under our prior lease at the El Cajon facility (See Note 4 to these consolidated financial statements).

Tom Y. Lee, the Company’s Chief Executive Officer, Chairman of the Board and President, also serves as chairman of the board of directors and chief executive officer of SwabPlus. Mr. Lee also serves as president of Hermosa Property, Inc., the landlord of the premises subject to the Sublease. The Sublease was considered by the Company in accordance with the Company’s Related Party Transaction and Procedures Policy, and approved by the disinterested members of the Board.

Equity Transactions with our Directors and Officers

Since August 1, 2017, the Company has entered into the following equity investment transactions with its directors and officers:

●	On September 25, 2017, Mr. Lee and his spouse exercised warrants to purchase 694,703 shares of Common Stock for an aggregate exercise price of $341,881 in connection with the Company’s warrant tender offer to holders of the Company’s warrants.

●	On September 25, 2017, Bill Otis exercised warrants to purchase 9,066 shares of Common Stock for an aggregate exercise price of $5,440 in connection with the Company’s warrant tender offer to holders of the Company’s warrants. Mr. Otis retired from the Board in June 2018.

●	On September 25, 2017, Dave Pfanzelter exercised warrants to purchase 16,000 shares of Common Stock for an aggregate exercise price of $9,600 in connection with the Company’s warrant tender offer to holders of the Company’s warrants. Mr. Pfanzelter retired from the Board in August 2018.

●	On August 16, 2018, we completed a closing of a private placement financing to accredited investors. We raised approximately $1.5 million in net proceeds in the private placement financing and issued an aggregate of 3,333,964 shares of our common stock at a purchase price of $0.45 per share, including the conversion of approximately $0.5 million held in the form of a promissory note as of July 31, 2018. The shares issued in the private placement financing were issued pursuant to a securities purchase agreement entered into with the investors. Mr. Lee invested approximately $1.0 million through his affiliates, including approximately $0.5 million of cash and the conversion of existing indebtedness in the amount of approximately $0.5 million that was held in the form of a promissory note payable as of July 31, 2018.

●

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

●

During May, June, July and October of 2019, we completed four closings (the “Closings”) of a private placement financings to accredited investors. We raised net proceeds of $1,546,000 in the Closings and issued an aggregate of 5,331,031 shares of our common stock at a purchase price of $0.29 per share. The shares issued in the private placement financing were issued pursuant to a securities purchase agreement entered into with the investors. Messrs. Tom Y. Lee, Dale Okuno and Ivan Chen, each of whom is an accredited investor and a member of the Company’s Board of Directors, invested $290,000, $500,000 and $35,000, respectively, in the private placement financings. Mr. Lee also serves as the Company’s President and Chief Executive Officer.

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

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee are or have been an officer or employee of us. During fiscal 2019, 2018 and 2017, no member of our Compensation Committee had any relationship with us requiring disclosure under Item 404 of Regulation S-K, except as set forth above, none of our executive officers served on the Compensation Committee (or its equivalent) or board of directors of another entity any of whose executive officers served on our Compensation Committee or board of directors.

Board Composition

We are not currently listed on any national securities exchange or in an inter-dealer quotation system that has established a standard for independence. However, in evaluating the independence of our members and the composition of the committees of our Board of Directors, our Board utilizes the definition of “independence” as that term is defined by applicable listing standards of the NYSE MKT. As of the date of this annual report, our Board consists of three members, two of whom are considered independent as that term is defined by applicable listing standards of the NYSE MKT. Our independent directors include: Messrs. Chen and Okuno.

Our directors are appointed annually, and hold office until their successors have been elected and qualified or until their earlier death, resignation, disqualification, or removal.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Mayer Hoffman McCann P.C. for the years ended July 31, 2019 and 2018. Mayer Hoffman McCann P.C. leases substantially all of its personnel, who work under the control of Mayer Hoffman McCann P.C. shareholders, from wholly-owned subsidiaries of CBIZ, Inc., including CBIZ MHM, LLC, in an alternative practice structure. All fees described below were approved by the Board or the Audit Committee:

	For the years ended July 31,
	2019	2018
Audit Fees (1)	$123,000	$164,000
Tax Fees (2)	$13,000	$13,000
Total Fees	$136,000	$177,000

(1)	Audit Fees include fees for services rendered for the audit and quarterly reviews of our financial statements, including our Annual Report on Form 10-K and our periodic reports, and fees incurred related to the filings of registration statements.

(2)	Tax Fees consist of amounts billed by an affiliate of our independent auditors for services in connection with the preparation of our federal and state tax returns.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	The list of financial statements filed in response to Part II, Item 8 is set forth at the end of this Annual Report.

	(2)	Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	(3)	The following exhibits are filed as part of this Annual Report pursuant to Item 601 of Regulation S-K:

	3.1	Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

	3.1.1	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

	3.2	Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

	3.2.1	Amendment to the Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on December 7, 2016).

4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on December 7, 2016).

10.1	Amended and Restated PURE Bioscience 2007 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on February 5, 2016)

10.2 #	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.3	Letter Agreement, dated as of January 25, 2013, between PURE Bioscience, Inc., and Morrison & Foerster LLP (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 31, 2013)

10.4	Promissory Note, dated as of January 25, 2013, in favor of Morrison & Foerster LLP (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 31, 2013)

10.5	Services Agreement dated as of August 13, 2013, between PURE Bioscience, Inc. and Pillar Marketing Group, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on August 20, 2013)

10.6	Voting Support Agreement and Irrevocable Proxy dated as of August 13, 2013 between PURE Bioscience, Inc. and Michael L. Krall (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC on August 20, 2013)

10.7	Voting Support Agreement and Irrevocable Proxy dated as of August 13, 2013 between PURE Bioscience, Inc. and Donna Singer (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed with the SEC on August 20, 2013)

10.8 #	Director Agreement dated as of September 17, 2013 between PURE Bioscience, Inc. and Gary D. Cohee (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.9 #	Employment Agreement dated as of October 23, 2013 between PURE Bioscience, Inc. and Henry R. Lambert (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.10 #	Chairman Agreement dated as of October 23, 2013 between PURE Bioscience, Inc. and Dave J. Pfanzelter (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.11 #	Form of RSU Agreement between PURE Bioscience, Inc. and Non-employee directors (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.12 #	RSU Agreement dated as of October 23, 2013 between PURE Bioscience, Inc. and Henry R. Lambert (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.13 #	RSU Agreement dated as of October 23, 2013 between PURE Bioscience, Inc. and Dave J. Pfanzelter (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.14	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.15†

Manufacturing Supply Agreement, dated June 21, 2019, by and between Pure Bioscience Inc. and Intercon Chemical Company (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on June 26, 2019).

10.16	Amendment to Services Agreement, dated October 2, 2014, between PURE Bioscience, Inc. and Pillar Marketing Group, Inc. (incorporated by reference to Exhibit 10.48 of the Registration Statement on Form S-1 filed with the SEC on October 10, 2014)

10.17	Registration Rights Agreement, dated October 8, 2015, by and between the Company and the purchaser party thereto (incorporated by reference to Exhibit 10.31 of the Annual Report on Form 10-K filed with the SEC on October 28, 2015)

10.18 #	Form of RSU Agreement between PURE Bioscience, Inc. and executive officers (incorporated by reference to Exhibit 10.32 of the Annual Report on Form 10-K filed with the SEC on October 28, 2015)

10.19	Registration Rights Agreement, dated December 1, 2016, by and between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on December 7, 2016)

10.20	RSU Cancellation Agreement, dated as of December 13, 2016, by and among the Company and the parties thereto (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-K filed with the SEC on December 14, 2016)

10.21 #	Amendment to Chairman Agreement, dated January 19, 2017, by and between the Company and Dave Pfanzelter (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on January 20, 2017)

10.22 #	Amendment to Executive Employment Agreement, dated January 19, 2017, by and between the Company and Henry Lambert (incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on January 20, 2017)

10.23 #	Amendment to Registration Rights Agreement, dated January 20, 2017, between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 24, 2017)

10.24 #	Chairman RSU Agreement, dated as of June 22, 2017, by and between the Company and Dave Pfanzelter (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on June 23, 2017)

10.25 #	Chairman Option Agreement, dated as of June 22, 2017, by and between the Company and Dave Pfanzelter (incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on June 23, 2017)

10.26 #	CEO RSU Agreement, dated as of June 22, 2017, by and between the Company and Henry Lambert (incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed with the SEC on June 23, 2017)

10.27 #	Form of Non-Employee Director RSU Agreement (Non-plan) (incorporated by reference to Exhibit 99.5 of the Current Report on Form 8-K filed with the SEC on June 23, 2017)

10.28 #	Form of Non-Employee Director Option Agreement (Non-plan) (incorporated by reference to Exhibit 99.6 of the Current Report on Form 8-K filed with the SEC on June 23, 2017)

10.29 #	Pure Bioscience, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 18, 2018)

10.30	Promissory Note, dated June 28, 2018, issued to Tom Y. Lee (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 2, 2018)

10.31	Consulting Agreement, dated June 28, 2018, by and between the Company and William Otis (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on July 2, 2018)

10.32	Consulting Agreement, dated August 13, 2018, by and between the Company and Dave Pfanzelter (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on August 7, 2018)

10.33	Amendment to Consultant Agreement, effective August 1, 2019, by and between the Company and Dave Pfanzelter (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on August 2, 2018).

10.34 #	Second Amendment to Employment Agreement, dated September 5, 2018, by and between the Company and Henry R. Lambert (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on September 7, 2018)

10.35	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on August 17, 2018)

10.36	Form of Warrant Amendment (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on February 22, 2019)

10.37	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on May 13, 2019)

10.38	Form of Amendment to Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on June 29, 2019).

10.39	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on October 3, 2019)

10.40	Sublease Agreement, effective July 25, 2019, by and between the Company and SwabPlus L.P. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on August 2, 2019).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K, filed with the SEC on October 13, 2009)

23.1 *	Consent of Mayer Hoffman McCann P.C.

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	The following materials from the Company’s Annual Report on Form 10-K for the annual period ended July 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as at July 31, 2019 and 2018; (ii) Consolidated Statements of Operations for the years ended July 31, 2019 and 2018; (iii) Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the years ended July 31, 2019 and 2018; and (v) Notes to Consolidated Financial Statements.

*	Filed herewith
#	Management contract or compensatory plan or arrangement

†	Certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed. The Company hereby undertakes to provide further information regarding such redacted information to the Commission upon request.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE BIOSCIENCE, INC.	DATE

/s/ Tom Y. Lee	October 29, 2019
Tom Y. Lee
Chief Executive Officer

Power of Attorney

NOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tom Y. Lee and Mark S. Elliott, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ TOM Y. Lee	Chief Executive Officer, Director	October 29, 2019
Tom Y. Lee	Principal Executive Officer

/s/ MARK S. ELLIOTT	Vice President, Finance	October 29, 2019
Mark S. Elliott	Principal Financial and Accounting Officer

/s/ IVAN CHEN	Director	October 29, 2019
Ivan Chen

/s/ DALE OKUNO	Director	October 29, 2019
Dale Okuno

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

PURE Bioscience, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PURE Bioscience, Inc. (“the Company”) as of July 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended July 31, 2019, and related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and is dependent on additional financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Adoption of New Accounting Standard

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for revenue from contracts with customers as a result of the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, effective August 1, 2018, under the modified retrospective method.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company’s auditor since 2007.

/s/ Mayer Hoffman McCann P.C.

San Diego, California
October 29, 2019

PURE Bioscience, Inc.

Consolidated Balance Sheets

	July 31, 2019	July 31, 2018
Assets
Current assets
Cash and cash equivalents	$398,000	$851,000
Accounts receivable	373,000	275,000
Inventories, net	177,000	197,000
Restricted cash	75,000	75,000
Prepaid expenses	18,000	58,000
Total current assets	1,041,000	1,456,000
Property, plant and equipment, net	362,000	461,000
Patents, net	529,000	658,000
Total assets	$1,932,000	$2,575,000
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$553,000	$608,000
Promissory note payable	—	503,000
Accrued liabilities	185,000	170,000
Total current liabilities	738,000	1,281,000
Deferred rent	4,000	13,000
Total liabilities	742,000	1,294,000
Commitments and contingencies (See Note 4)
Stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized, 76,732,334 shares issued and outstanding at July 31, 2019, and 68,248,158 shares issued and outstanding at July 31, 2018	768,000	683,000
Additional paid-in capital	123,900,000	117,522,000
Accumulated deficit	(123,478,000)	(116,924,000)
Total stockholders’ equity	1,190,000	1,281,000
Total liabilities and stockholders’ equity	$1,932,000	$2,575,000

See accompanying notes.

PURE Bioscience, Inc.

Consolidated Statements of Operations

	Year ended
	July 31,
	2019	2018
Net product sales	$1,909,000	$1,774,000
Operating costs and expenses
Cost of goods sold	728,000	763,000
Selling, general and administrative	3,967,000	5,235,000
Research and development	354,000	459,000
Share-based compensation	2,449,000	2,359,000
Total operating costs and expenses	7,498,000	8,816,000
Loss from operations	(5,589,000)	(7,042,000)
Other income (expense)
Change in derivative liability	—	459,000
Inducement to exercise warrants	(960,000)	(876,000)
Interest expense, net	(6,000)	(8,000)
Other income, net	1,000	25,000
Total other expense	(965,000)	(400,000)
Net loss	$(6,554,000)	$(7,442,000)
Basic and diluted net loss per share	$(0.09)	$(0.11)
Shares used in computing basic and diluted net loss per share	72,880,484	67,279,124

See accompanying notes.

PURE Bioscience, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance July 31, 2017	63,093,153	$631,000	$110,141,000	$(109,482,000)	$1,290,000
Share-based compensation expense - stock options	—	—	1,525,000	—	1,525,000
Share-based compensation expense - restricted stock units	—	—	834,000	—	834,000
Warrant liability removed due to warrant exercise	—	—	1,394,000	—	1,394,000
Issuance of common stock upon exercise of warrants	4,914,505	49,000	2,583,000	—	2,632,000
Stock issued for services	240,500	3,000	169,000		172,000
Inducement to exercise warrants	—	—	876,000	—	876,000
Net loss	—	—	—	(7,442,000)	(7,442,000)
Balance July 31, 2018	68,248,158	$683,000	$117,522,000	$(116,924,000)	$1,281,000
Issuance of common stock in private placements, net	5,802,927	58,000	2,156,000		2,214,000
Share-based compensation expense - stock options	—	—	1,387,000	—	1,387,000
Share-based compensation expense - restricted stock units	—	—	1,062,000	—	1,062,000
Issuance of common stock upon the vesting of restricted stock units	281,250	3,000	(3,000)	—	—
Issuance of common stock upon exercise of warrants	2,399,999	24,000	816,000	—	840,000
Inducement to exercise warrants	—	—	960,000	—	960,000
Net loss	—	—	—	(6,554,000)	(6,554,000)
Balance July 31, 2019	76,732,334	$768,000	$123,900,000	$(123,478,000)	$1,190,000

See accompanying notes.

PURE Bioscience, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	July 31,
	2019	2018
Operating activities
Net loss	$(6,554,000)	$(7,442,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,449,000	2,359,000
Amortization of stock issued for services	38,000	122,000
Stock issued for services	—	121,000
Depreciation and amortization	241,000	285,000
Inventory write-off	—	58,000
Gain on inventory recovery	—	(19,000)
Interest expense on promissory note	1,000	3,000
Change in fair value of derivative liability	—	(459,000)
Inducement to exercise warrants	960,000	876,000
Changes in operating assets and liabilities:
Accounts receivable	(98,000)	22,000
Inventories	20,000	37,000
Prepaid expenses	2,000	45,000
Accounts payable and accrued liabilities	(40,000)	103,000
Deferred rent	(9,000)	2,000
Net cash used in operating activities	(2,990,000)	(3,887,000)
Investing activities
Investment in patents	(6,000)	(15,000)
Purchases of property, plant and equipment	(7,000)	(19,000)
Net cash used in investing activities	(13,000)	(34,000)
Financing activities
Net proceeds from the sale of common stock	1,710,000	—
Net proceeds from the exercise of warrants	840,000	2,632,000
Net proceeds from promissory note financing	—	500,000
Net cash provided by financing activities	2,550,000	3,132,000
Net decrease in cash, cash equivalents, and restricted cash	(453,000)	(789,000)
Cash, cash equivalents, and restricted cash at beginning of year	926,000	1,715,000
Cash, cash equivalents, and restricted cash at end of year	$473,000	$926,000

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$398,000	$851,000
Restricted cash	$75,000	$75,000
Total cash, cash equivalents and restricted cash	$473,000	$926,000

Supplemental disclosure of cash flow information
Cash paid for taxes	$5,000	$3,000
Non-cash financing activities
Warrant liabilities removed due to settlements	$—	$1,394,000
Common stock issued for prepaid services	$—	$51,000
Conversion of promissory note and accrued interest from a related party to common stock	$504,000	$—

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

Liquidity & Going Concern Uncertainty

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of July 31, 2019, we have incurred a cumulative net loss of $123,478,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of July 31, 2019, we had $398,000 in cash and cash equivalents, and $738,000 of current liabilities, including $553,000 in accounts payable. On October 2, 2019, we entered into and completed a closing of a private placement financing to accredited investors. We raised net proceeds of $830,000 in the closing of an aggregate of 2,862,068 shares of the Company’s common stock at a purchase price of $0.29 per share. Tom Y. Lee and Dale Okuno, each of whom are accredited investors and members of the Company’s Board of Directors invested $290,000 and $250,000, respectively, in the private placement financing. Mr. Lee also serves as the Company’s President and Chief Executive Officer.

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

These consolidated financial statements have been prepared and presented on a basis assuming we will continue as a going concern. The factors above raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustment relating to recoverability or classification of recorded assets and classification of recorded liabilities.

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

Fair Value of Financial Instruments

Certain of our financial instruments—including cash and cash equivalents, accounts receivable, inventories, prepaid expenses, accounts payable, accrued liabilities, and deferred rent are carried at cost, which is considered to be representative of their respective fair values because of the short-term nature of these instruments. Our derivative liabilities were carried at estimated fair value (See Notes 5 and 6 to these consolidated financial statements).

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. Estimates of allowances for doubtful accounts are determined based on historical payment patterns and individual customer circumstances. The allowance for doubtful accounts was zero at July 31, 2019 and 2018.

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

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. There were no patent impairments during the years ended July 31, 2019 or 2018.

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

Practical Expedient

We elected a practical expedient to expense sales commissions when the commissions are incurred because the amortization period would have been one year or less. These costs are recorded as Selling, general and administrative expense on our Consolidated Statements of Operations.

Shipping and Handling Costs

Shipping and handling costs incurred by us for product shipments are included in cost of goods sold and were minimal for the years ended July 31, 2019 and 2018.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments. For the years ended July 31, 2019 and 2018, our comprehensive loss consisted only of net loss.

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

Net Loss Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Our diluted net loss per common share is the same as our basic net loss per common share because we incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an antidilutive effect. For the years ended July 31, 2019 and 2018, the number of shares issuable upon the exercise of stock options, the vesting of restricted stock units, and the exercise of warrants, none of which are included in the computation of basic net loss per common share, was 9,736,722 and 12,012,189, respectively.

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

The new standard also requires enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. Topic 606 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition (“Topic 605”). While results for reporting periods beginning after August 1, 2018 are presented under Topic 606, all prior period amounts are not adjusted and continue to be reported under the accounting standards in effect during these prior periods. The accounting policies for revenue recognition for periods prior to August 1, 2018 are described in “Note 2. Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended July 31, 2018. Adoption of this ASC did not have a material impact on our consolidated financial statements. Refer to the revenue recognition disclosure above.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued a two-part Accounting Standards Update (“ASU”) No. 2017-11, I. Accounting for Certain Financial Instruments With Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception (“ASU 2017-11”). ASU 2017-11 amends guidance in FASB ASC 260, Earnings Per Share, FASB ASC 480, Distinguishing Liabilities from Equity, and FASB ASC 815, Derivatives and Hedging. The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of ASU 2017-11 re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. ASU 2017-11 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted. The adoption of this guidance had no impact on our financial statements as all derivative liabilities were all exercised or expired as of July 31, 2018.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The standard clarifies the presentation of restricted cash and cash equivalents and requires companies to include restricted cash and cash equivalents in the beginning and ending balances of cash and cash equivalents on the statement of cash flows. The standard also requires additional disclosures to describe the amount and detail of the restriction by balance sheet line item. The new standard was effective for us on August 1, 2018. We adopted this standard using the retrospective transition method by restating the consolidated statements of cash flows to include restricted cash of $75,000 in the beginning and ending cash, cash equivalents, and restricted cash balance. Net cash flows for the fiscal year ended July 31, 2018, did not change as a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts presented on the statements of cash flows.

In December 2017, the United States (“U.S.”) enacted the Tax Cuts and Jobs Act (the “2017 Act”), which changes existing U.S. tax law and includes various provisions that are expected to affect public companies. The 2017 Act (i) changes U.S. corporate tax rates, (ii) generally reduces a company’s ability to utilize accumulated net operating losses, and (iii) requires the calculation of a one-time transition tax on certain previously unrepatriated foreign earnings and profits (“E&P”). The 2017 Act will also impact estimates of a company’s deferred tax assets and liabilities. On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (“U.S. Tax Cuts and Jobs Act of 2017”). This new law did not have a significant impact on our consolidated financial statements for the years ended July 31, 2019 and 2018 because we maintain a valuation allowance on the entirety of our deferred tax assets.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, which aligns the measurement and classification guidance for share-based payment to non-employees with the guidance for share-based payments to employees. Under the new guidance, the measurement period for equity-classified non-employee awards will be fixed at the grant date. This update is effective for annual periods beginning after December 15, 2018, and interim periods within those periods and early adoption is permitted. We elected to early adopt ASU No. 2018-07 during the fiscal year ended July 31, 2019. The adoption of this guidance had no material impact on our financial statements.

3. Balance Sheet Details

Inventories consist of the following:

	July 31,
	2019	2018
Raw materials	$30,000	$39,000
Finished goods	147,000	158,000
	$177,000	$197,000

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

Property, plant, and equipment consist of the following:

	July 31,
	2019	2018
Computers and equipment	$1,001,000	$1,064,000
Furniture and fixtures	21,000	21,000
	1,022,000	1,085,000
Less accumulated depreciation	(660,000)	(624,000)
	$362,000	$461,000

Depreciation expense remained unchanged at $106,000 for the years ended July 31, 2019 and 2018, respectively.

Patents consist of the following:

	July 31,
	2019	2018
Patents	$3,504,000	$3,500,000
Less accumulated amortization	(2,975,000)	(2,842,000)
	$529,000	$658,000

Patent amortization expense for the years ended July 31, 2019 and 2018 was $135,000 and $179,000, respectively.

At July 31, 2019, future patent amortization expense is expected to be as follows:

2020	$87,000
2021	76,000
2022	48,000
2023	42,000
2024	42,000
Thereafter	234,000
$529,000

4. Commitments and Contingencies

Legal

From time to time, we could become involved in disputes and various litigation matters that arise in the normal course of business. Lawsuits against us or our officers or directors by employees, former employees, stockholders, partners, customers, or others, or actions taken by regulatory authorities, could be very costly and substantially disrupt our business. Such lawsuits and actions are not uncommon, and we may not be able to resolve such disputes or actions on terms favorable to us, and there may not be sufficient capital resources available to defend such actions effectively, or at all. As of July 31, 2019, there were no material lawsuits against the Company.

Operating Leases

During August 2016, we amended the lease of our primary facility in El Cajon, California under a noncancelable operating lease that now expires in December 2019. This facility includes our corporate offices, research and development laboratory, and warehouse. Rent expense, including common area maintenance, was $111,000 and $121,000 for the years ended July 31, 2019 and 2018, respectively.

On July 29, 2019, we entered into a Sublease Agreement (the “Sublease”) with SwabPlus L.P. (“SwabPlus”), effective July 25, 2019, pursuant to which we will sublease certain office and industrial space for our corporate headquarters. The premises are located in Rancho Cucamonga, California. Pursuant to the terms of the Sublease, the Company will pay SwabPlus rent of approximately $2,333 per month, plus additional payments for real property taxes, maintenance and repair and related expenses. We terminated the El Cajon lease and transitioned to the new premises in September 2019. We expect the Sublease to drastically reduce our operating expenses as compared to our operating expenses under our prior lease at the El Cajon facility.

Tom Y. Lee, the Company’s Chief Executive Officer, Chairman of the Board and President, also serves as chairman of the board of directors and chief executive officer of SwabPlus. Mr. Lee also serves as president of Hermosa Property, Inc., the landlord of the premises subject to the Sublease. The Sublease was considered by the Company in accordance with the Company’s Related Party Transaction and Procedures Policy, and approved by the disinterested members of the Board.

Future minimum annual lease payments for our primary facility as of July 31, 2019 are as follows:

2019	$37,000
2020	$14,000
$51,000

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

The following table provides a reconciliation of the beginning and ending balances of the derivative liabilities for the year ended July 31, 2018:

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

On September 25, 2017, we completed the first closing of a tender offer to amend and exercise outstanding warrants to purchase shares of our common stock. As a result, 1,599,135 warrants issued in connection with the 2015 Private Placement Financing were exercised. In addition, there was a net exercise on 118,057 warrants which resulted in the issuance of 63,811 shares of our common stock. The change in fair value of the warrant liabilities on September 25, 2017 was recorded as a change in derivative liabilities in the consolidated statements of operations during the fiscal year ended July 31, 2018. In addition, the fair value on the exercise date was returned to additional paid in capital.

On October 10, 2017, we completed a second and final closing of a tender offer to amend and exercise outstanding warrants to purchase shares of our common stock. As a result, 268,909 warrants issued in connection with the 2015 Private Placement Financing were exercised. The change in fair value of the warrant liabilities on October 10, 2017 was recorded as a change in derivative liabilities in the consolidated statements of operations during the fiscal year ended July 31, 2018. In addition, the fair value on the exercise date was returned to additional paid in capital.

During the fiscal year ended July 31, 2018, all outstanding warrants containing derivative features issued in connection with the 2015 Private Placement Financing were exercised.

The change in fair value of the warrant liabilities for the fiscal year ended July 31, 2018, was a decrease of $459,000, which was recorded as a change in derivative liabilities in the consolidated statements of operations. As of July 31, 2019, there were no warrants classified as derivatives outstanding.

7. Promissory Note Payable

On June 28, 2018, we raised $500,000 to support our continued operations by issuing a one-year promissory note to Tom Y. Lee, a member of the Company’s Board of Directors and our largest stockholder. The note accrued interest at 6.5% per annum, compounded annually. On August 16, 2018, $500,000 of principal and approximately $4,000 of accrued interest was converted into 1,120,633 shares of common stock (See Note 8 to these consolidated financial statements).

8. Stockholders’ Equity

Preferred Stock

As of July 31, 2019, the Company’s Board of Directors is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.01 per share, in one or more series. As of July 31, 2019 and July 31, 2018, there were no shares of preferred stock issued and outstanding.

Common Stock

As of July 31, 2019, 100,000,000 shares of common stock with a par value of $0.01 per share are authorized for issuance.

Private Placement Financing

On August 16, 2018, we completed a closing (the “Closing”) of a private placement financing to accredited investors. We raised approximately $1.5 million in the Closing and issued an aggregate of 3,333,964 shares of our common stock at a purchase price of $0.45 per share, including the conversion of approximately $0.5 million held in the form of a promissory note as of July 31, 2018. The shares issued in the private placement financing were issued pursuant to a securities purchase agreement entered into with the investors. Mr. Tom Y. Lee, a member of the Company’s Board of Directors invested approximately $1.0 million through his affiliates, including approximately $0.5 million of cash and the conversion of existing indebtedness in the amount of approximately $0.5 million that was held in the form of a promissory note payable as of July 31, 2018.

The net proceeds to us from the Closing (including the conversion of indebtedness), after deducting fees and other offering expenses, were approximately $1.5 million.

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

Due to the reduction in exercise price for the 2014 Warrants issued in connection with the Warrant Amendment, we determined it was appropriate to record $960,000 of expense in the 2019 consolidated statement of operations for the inducement to exercise the 2014 Warrants.

During May, June and July of 2019, we completed three closings (the “Closings”) of a private placement financings to accredited investors. We raised net proceeds of $716,000 in the Closings and issued an aggregate of 2,468,963 shares of our common stock at a purchase price of $0.29 per share. The shares issued in the private placement financing were issued pursuant to a securities purchase agreement entered into with the investors. Messrs. Dale Okuno and Ivan Chen, each of whom are accredited investors and members of the Company’s Board of Directors invested $250,000 and $35,000, respectively, in the private placement financings.

The net proceeds to us from the Closings, after deducting fees and other offering expenses, were approximately $716,000. We expect to use the net proceeds for general corporate purposes, including our research and development efforts, and for general administrative expenses and working capital.

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

Due to the reduction in exercise price for the Original Warrants issued in connection with the Schedule TO, we determined it was appropriate to record $876,000 of expense in the 2018 consolidated statement of operations for the inducement to exercise the Original Warrants.

Other Activity

During the three months ended October 31, 2017, we entered into a two-year service agreement for business development services. In accordance with the agreement we issued 50,000 shares of common stock, with a value of $51,000. The value was capitalized to prepaid expense and is being amortized over the term of the agreement. During the fiscal year ended July 31, 2019 and 2018, we recognized $25,000 and $21,000 of expense related to these services, respectively.

On April 13, 2016, we entered into a two-year service agreement for general financial advisory services. In accordance with the agreement we issued 250,000 shares of common stock, with a value of $290,000. The value was capitalized to prepaid expense and was being amortized over the term of the agreement. During the fiscal year ended July 31, 2018, we recognized $101,000 of expense related to these services.

Additional Warrant Exercise

During the fiscal year ended July 31, 2018, there was a net exercise on 573,057 warrants which resulted in the issuance of 158,342 shares of our common stock. As these warrants were net exercised, as permitted under the respective warrant agreement, we did not receive any cash proceeds. 198,057 of the warrants exercised during the period were issued in connection with the Original Warrants discussed above.

A summary of our warrant activity and related data is as follows:

Shares
Outstanding at July 31, 2017	8,303,836
Issued	—
Exercised	(5,329,220)
Expired/Cancelled	(113,520)
Outstanding at July 31, 2018	2,861,096
Issued	—
Exercised	(2,399,999)
Expired/Cancelled	—
Outstanding at July 31, 2019	461,097

The following table summarizes information related to warrants outstanding at July 31, 2019:

Expiration	Exercise
Date	Price	Shares
08/29/19	$0.75	133,332
12/01/21	$1.25	58,824
12/01/21	$1.28	117,647
01/23/22	$1.25	117,647
01/23/22	$1.28	33,647
		461,097

9. Share-Based Compensation

Restricted Stock Units

During the fiscal year ended July 31, 2019, the Compensation Committee of the Board of Directors authorized the issuance of 725,000 Restricted Stock Units (“RSUs”) to officers and consultants. The RSUs vest over a two year period and carry a ten year term. Each RSU represents the right to receive one share of common stock, issuable at the time the RSU subsequently settles, as set forth in the Restricted Stock Unit Agreement.

On October 4, 2018, the Board of Directors appointed Tom Myers as the Company’s Chief Operating Officer. In connection with Mr. Myer’s appointment, the Board agreed to grant him 500,000 RSUs upon the achievement by the Company of cash flow breakeven for a fiscal quarter, after which such RSUs shall vest annually over the following three years. Based on the applicable guidance, we determined that these RSUs are not deemed to be granted and therefore there are no accounting implications as of July 31, 2019.

During the fiscal year ended July 31, 2018, the Compensation Committee of the Board of Directors authorized the issuance of 450,000 RSUs to newly appointed members of our Board of Directors. RSUs issued to directors vest in two 50% installments on or before our annual meeting of stockholders, typically held in January. In addition, we issued 300,000 performance based RSUs to third-party consultants. We currently do not expect the 300,000 RSUs to vest. Each RSU represents the right to receive one share of common stock, issuable at the time the RSU is delivered and subsequently settles, as set forth in the Restricted Stock Unit Agreement.

A summary of our restricted stock unit activity and related data is as follows:

Shares
Outstanding at July 31, 2017	2,035,000
Granted	750,000
Vested	(375,000)
Forfeited	(885,000)
Outstanding at July 31, 2018	1,525,000
Granted	725,000
Vested	(206,250)
Forfeited	(131,250)
Outstanding at July 31, 2019	1,912,500

Of the 1,912,500 RSUs outstanding, we currently expect 456,250 to vest. As of July 31, 2019, there was $207,000 of unrecognized non-cash compensation cost related to RSUs we expect to vest, which will be recognized over a weighted average period of 1.80 years. Of the 1,912,500 RSUs outstanding as of July 31, 2019, 1,456,250 RSUs are vested and the underlying common stock has not been delivered and remains outstanding, as set forth in the RSU agreements.

For the fiscal year ended July 31, 2019 share-based compensation expense for RSUs was $1,062,000, of which $489,000 was due to the accelerated vesting of RSU’s held by Dave Pfanzelter, the former Chairman of our Board. Mr. Pfanzelter retired from our Board in August 2018. For the fiscal year ended July 31, 2018 share-based compensation expense for RSUs was $834,000.

Stock Option Plans

2007 Equity Incentive Plan

In February 2016, we amended and restated our 2007 Equity Incentive Plan, the (“2007 Plan”), to, among other changes, increase the number of shares of common stock issuable under the 2007 Plan by 4,000,000 shares and extend the term of the 2007 Plan until February 4, 2026. The 2007 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of July 31, 2019, there were approximately 1,153,000 shares available for issuance under the 2007 Plan.

2017 Equity Incentive Plan

Our shareholders approved our 2017 Equity Incentive Plan (the “2017 Plan”) in January 2018, which has a share reserve of 5,000,000 shares of common stock that were registered under a Form S-8 filed with the SEC in February 2018. The 2017 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of July 31, 2019, there were approximately 2,071,000 shares available for issuance under the 2017 Plan.

Stock Option Activity

During the fiscal year ended July 31, 2019, the Compensation Committee of the Board of Directors authorized the issuance of 200,000 stock options to a newly appointed member of our board of directors. The options vest over a two year period and carry a ten year term. In addition, during the fiscal year ended July 31, 2019, the Compensation Committee of the Board of Directors authorized the issuance of 100,000 stock options to a consultant supporting our business development activities. The options vest monthly over a two year period and carry a five year term.

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

A summary of our stock option activity for the fiscal years ended July 31, 2019 and 2018 is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 31, 2017	5,759,843	$1.25	$1,120,000
Granted	2,245,000	$—
Exercised	—	$—
Cancelled	(378,750)	$1.96
Outstanding at July 31, 2018	7,626,093	$1.09	$—
Granted	300,000	$0.52
Exercised	—	$—
Cancelled	(562,968)	$1.47
Outstanding at July 31, 2019	7,363,125	$1.04	$—

The weighted average expected term of options outstanding at July 31, 2019 was 4.60 years.

At July 31, 2019, options to purchase 6,354,792 shares of common stock were exercisable. These options had a weighted-average exercise price of $1.04, an aggregate intrinsic value of zero, and a weighted average expected term of 4.32 years. The weighted average grant date fair value for options granted during the years ended July 31, 2019 and 2018, was $0.52 and $0.44, respectively. The total unrecognized compensation cost related to unvested stock option grants as of July 31, 2019 was approximately $312,000 and the weighted average period over which these grants are expected to vest is 1.88 years.

For the fiscal year ended July 31, 2019 and 2018, share-based compensation expense for stock options was $1,387,000 and $1,525,000 respectively.

We use the Black-Scholes valuation model to calculate the fair value of stock options. Share-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	For the years ended July 31,
	2019	2018
Volatility	75.67%	71.18%
Risk-free interest rate	2.63%	2.32%
Dividend yield	0.0%	0.0%
Expected life	4.80 years	3.69 years

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

10. Related Party Transactions

On June 28, 2018, we raised $500,000 to support our continued operations by issuing a one-year promissory note to Tom Y. Lee, a member of the Company’s Board of Directors and our largest stockholder. The note accrued interest at 6.5% per annum, compounded annually. On August 16, 2018, $500,000 of principal and approximately $4,000 of accrued interest was converted into 1,120,633 shares of common stock (See Note 8 to these consolidated financial statements).

On June 9, 2019, we entered into a five-year manufacturing supply agreement with Intercon Chemical Company (ICC) with a three-year renewal term option (the “Manufacturing Supply Agreement”). The agreement consists of manufacturing, packaging, and distribution of PURE’s SDC-based products. The Manufacturing Supply Agreement provides:

●	ICC licenses PURE’s patents and technology know-how for the non-exclusive manufacture of PURE’s SDC-based products.
●	ICC will invest in plant improvements to allow for expanded SDC production.
●	ICC’s R&D team will collaborate on SDC product line development.

The Manufacturing Supply Agreement may be terminated by mutual written consent, or by either party upon the material breach of the terms of the agreement by the other party.

During the years ended July 31, 2019 and 2018, our net product sales to ICC was $5,000 and $8,000, respectively. As of July 31, 2019 and 2018, there was no accounts receivable due to the Company for products purchased by ICC. During the years ended July 31, 2019 and 2018, we purchased $540,000 and $575,000, of SDC based products produced by ICC, respectively. Additionally, as of July 31, 2019 and 2018, $65,000 and $85,000 was payable to ICC for the production of SDC based products, respectively.

The president of ICC is a shareholder of the Company.

On July 29, 2019, we entered into a Sublease Agreement (the “Sublease”) with SwabPlus L.P. (“SwabPlus”), effective July 25, 2019, pursuant to which we will sublease certain office and industrial space for our corporate headquarters. The premises are located in Rancho Cucamonga, California. Pursuant to the terms of the Sublease, the Company will pay SwabPlus rent of approximately $2,333 per month, plus additional payments for real property taxes, maintenance and repair and related expenses. We terminated the El Cajon lease and transitioned to the new premises in September 2019. We expect the Sublease to drastically reduce our operating expenses as compared to our operating expenses under our prior lease at the El Cajon facility (See Note 4 to these consolidated financial statements).

Tom Y. Lee, the Company’s Chief Executive Officer, Chairman of the Board and President, also serves as chairman of the board of directors and chief executive officer of SwabPlus. Mr. Lee also serves as president of Hermosa Property, Inc., the landlord of the premises subject to the Sublease. The Sublease was considered by the Company in accordance with the Company’s Related Party Transaction and Procedures Policy, and approved by the disinterested members of the Board.

11. Sales Concentration

Net product sales were $1,909,000 and $1,774,000 for the years ended July 31, 2019 and 2018, respectively. For the year ended July 31, 2019, one individual customer accounted for 15%, and two individual customers accounted for 11% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. For the year ended July 31, 2018, three individual customers accounted for 20%, 16% and 11%, of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. For the years ended July 31, 2018 and 2017, all net product sales occurred in the United States.

12. Income Taxes

We file federal and state consolidated tax returns with our subsidiaries. Our income tax provision for the years ended July 31, 2019 and 2018 was $1,650; the minimum state franchise taxes we pay regardless of income or loss.

At July 31, 2019, we had federal and state tax net operating loss carry-forwards of approximately $108.3 million and $62.1 million, respectively. At July 31, 2018, we had federal and state tax net operating loss carry-forwards of approximately $105.2 million and $60.5 million, respectively. Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code as well as similar state provisions. These ownership changes may limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since our formation, we have raised capital through the issuance of capital stock on several occasions (both before and after our initial public offering in 1996) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition. While we do not believe that we have experienced an ownership change, the pertinent tax rules related thereto are complex and subject to varying interpretations, and thus complete assurance cannot be provided that the taxing authorities would not take an alternative position.

Our current federal tax loss carry-forwards begin expiring in the year ended July 31, 2020 and, unless previously utilized, all but $3.1 million will completely expire in the year ending July 31, 2038. The $3.1 million can be carried forward indefinitely. Our state tax loss carry-forwards began to expire in the year ending July 31, 2029, and will completely expire in the year ending July 31, 2039.

Significant components of our deferred tax assets are as follows:

	July 31,
	2019	2018
Net operating loss carry-forward	$26,940,000	$26,170,000
Stock options and warrants	2,030,000	2,590,000
Other temporary differences	(130,000)	(130,000)
Total deferred tax assets	28,840,000	28,630,000
Valuation allowance for deferred tax assets	(28,840,000)	(28,630,000)
Net deferred tax assets	$—	$—

A reconciliation of income taxes computed using the statutory income tax rate, compared to the effective tax rate, is as follows:

	2019	2018
Federal tax benefit at the expected statutory rate	21.0%	26.4%
State income tax, net of federal tax benefit	0.6	32.5
Expired net operating loss carryforwards	—	(20.0)
Other	(18.3)	(2.9)
Rate change adjustment	—	(175.4)
Change in state tax rates	—	—
Permanent items	—	—
Valuation allowance	(3.3)	139.4
Income tax benefit - effective rate	0.0%	0.0%

Following authoritative guidance, we recognize the tax benefit from a tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense; however we have had no accrued interest or penalties at either July 31, 2019 or July 31, 2018. We are subject to income taxes in the United States and in various states, and our historical tax years remain subject to future examination by the U.S. and state tax authorities. During the years ended July 31, 2019 and 2018, we did not record any activity related to our unrecognized tax benefits.

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

13. Subsequent Events

Private Placement Financing

On October 2, 2019, we entered into and completed a closing (the “Closing”) of a private placement financing (the “Private Placement Financing”) to accredited investors. We raised net proceeds of $830,000 in the Closing of an aggregate of 2,862,068 shares (collectively, the “Shares”) of the Company’s common stock (the “Common Stock”) at a purchase price of $0.29 per share, the closing sales price of the Company’s common stock on the date prior to the Closing. The Shares issued in the Private Placement Financing were issued pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) entered into with the investors. Tom Y. Lee and Dale Okuno, each of whom are accredited investors and members of the Company’s Board of Directors (the “Board”) invested $290,000 and $250,000, respectively, in the Private Placement Financing. Mr. Lee also serves as the Company’s President and Chief Executive Officer.

The net proceeds to the Company from the Closing, after deducting the forgoing fees and other offering expenses, are expected to be approximately $829,000. The Company expects to use the net proceeds for general corporate purposes, including the Company’s research and development efforts, and for general administrative expenses and working capital.

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

