Form 10-Q
period 2019-10-31
PURE BIOSCIENCE, INC.
filed 2019-12-13
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

As of December 13, 2019, there were 79,994,402 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PURE Bioscience, Inc.

Form 10-Q

for the Quarterly Period Ended October 31, 2019

Part I - Financial Information

Item 1. Financial Statements

PURE Bioscience, Inc.

Condensed Consolidated Balance Sheets

	October 31, 2019	July 31, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$904,000	$398,000
Accounts receivable	220,000	373,000
Inventories, net	162,000	177,000
Restricted cash	75,000	75,000
Prepaid expenses	30,000	18,000
Total current assets	1,391,000	1,041,000
Property, plant and equipment, net	333,000	362,000
Patents, net	506,000	529,000
Total assets	$2,230,000	$1,932,000
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$749,000	$553,000
Accrued liabilities	128,000	185,000
Total current liabilities	877,000	738,000
Deferred rent	—	4,000
Total liabilities	877,000	742,000
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized, 79,994,402 shares issued and outstanding at October 31, 2019, and 76,732,334 shares issued and outstanding at July 31, 2019	800,000	768,000
Additional paid-in capital	125,156,000	123,900,000
Accumulated deficit	(124,603,000)	(123,478,000)
Total stockholders’ equity	1,353,000	1,190,000
Total liabilities and stockholders’ equity	$2,230,000	$1,932,000

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended
	October 31,
	2019	2018
Net product sales	$398,000	$590,000
Operating costs and expenses
Cost of goods sold	156,000	203,000
Selling, general and administrative	1,290,000	2,853,000
Research and development	82,000	97,000
Total operating costs and expenses	1,528,000	3,153,000
Loss from operations	(1,130,000)	(2,563,000)
Other income (expense)
Interest expense, net	(2,000)	(3,000)
Other income, net	7,000	—
Total other income (expense)	5,000	(3,000)
Net loss	$(1,125,000)	$(2,566,000)
Basic and diluted net loss per share	$(0.01)	$(0.04)
Shares used in computing basic and diluted net loss per share	78,004,073	71,002,302

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance July 31, 2019	76,732,334	$768,000	$123,900,000	$(123,478,000)	$1,190,000
Issuance of common stock in private placements, net	2,862,068	28,000	802,000	—	830,000
Share-based compensation expense - stock options	—	—	268,000	—	268,000
Share-based compensation expense - restricted stock units	—	—	190,000	—	190,000
Issuance of common stock for vested restricted stock units	400,000	4,000	(4,000)	—	—
Net loss	—	—	—	(1,125,000)	(1,125,000)
Balance October 31, 2019 (Unaudited)	79,994,402	$800,000	$125,156,000	$(124,603,000)	$1,353,000

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance July 31, 2018	68,248,158	$683,000	$117,522,000	$(116,924,000)	$1,281,000
Issuance of common stock in private placements, net	3,333,964	33,000	1,465,000	—	1,498,000
Share-based compensation expense - stock options	—	—	1,002,000	—	1,002,000
Share-based compensation expense - restricted stock units	—	—	741,000	—	741,000
Net loss	—	—	—	(2,566,000)	(2,566,000)
Balance October 31, 2018 (Unaudited)	71,582,122	$716,000	$120,730,000	$(119,490,000)	$1,956,000

PURE Bioscience, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	October 31,
	2019	2018
Operating activities
Net loss	$(1,125,000)	$(2,566,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	458,000	1,744,000
Amortization of stock issued for services	4,000	19,000
Depreciation and amortization	52,000	71,000
Interest expense on promissory note	—	1,000
Changes in operating assets and liabilities:
Accounts receivable	153,000	(78,000)
Inventories	15,000	(12,000)
Prepaid expenses	(16,000)	(32,000)
Accounts payable and accrued liabilities	139,000	(206,000)
Deferred rent	(4,000)	(1,000)
Net cash used in operating activities	(324,000)	(1,060,000)
Investing activities
Purchases of property, plant and equipment	—	(8,000)
Net cash used in investing activities	—	(8,000)
Financing activities
Net proceeds from the sale of common stock	830,000	993,000
Net proceeds from the exercise of warrants	—	—
Net cash provided by financing activities	830,000	993,000
Net increase (decrease) in cash, cash equivalents, and restricted cash	506,000	(75,000)
Cash, cash equivalents, and restricted cash at beginning of period	473,000	926,000
Cash, cash equivalents, and restricted cash at end of period	$979,000	$851,000

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$904,000	$776,000
Restricted cash	$75,000	$75,000
Total cash, cash equivalents and restricted cash	$979,000	$851,000

Supplemental disclosure of non-cash financing activities
Conversion of promissory note and accrued interest from a related party to common stock	$—	$504,000

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information pursuant to the instructions to Form 10-Q and Article 10/Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended October 31, 2019 are not necessarily indicative of the results that may be expected for other quarters or the year ending July 31, 2020. The July 31, 2019 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in our Annual Report on Form 10-K. For more complete information, these unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended July 31, 2019 included in our Annual Report on Form 10-K covering such period filed with the Securities and Exchange Commission, or SEC, on October 30, 2019.

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

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of October 31, 2019, we have incurred a cumulative net loss of $124,603,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of October 31, 2019, we had $979,000 in cash and cash equivalents, and $877,000 of accounts payable and accrued liabilities. As of October 31, 2019, we have no long-term debt. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements, and the disclosures made in the accompanying notes to the consolidated financial statements. Actual results could differ materially from those estimates. Those estimates and assumptions include estimates for reserves of uncollectible accounts, inventory obsolescence, depreciable lives of property and equipment, analysis of impairments of recorded long-term tangible and intangible assets, realization of deferred tax assets, accruals for potential liabilities and assumptions made in valuing stock instruments issued for services.

Net Loss Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Our diluted net loss per common share is the same as our basic net loss per common share because we incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an anti-dilutive effect. As of October 31, 2019 and 2018, the number of shares issuable upon the exercise of stock options, the vesting of restricted stock units, and the exercise of warrants, none of which are included in the computation of basic net loss per common share, was 9,578,390 and 12,287,189 respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Inventories consist of the following:

	October 31, 2019	July 31, 2019
Raw materials	$3,000	$30,000
Finished goods	159,000	147,000
	$162,000	$177,000

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

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the three months ended October 31, 2019 and 2018, no impairment of long-lived assets was indicated or recorded.

Concentrations

For the three months ended October 31, 2019, three individual customer accounted for 18%, 12% and 11% of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

For the three months ended October 31, 2018, two individual customer accounted for 37% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

Reclassification

Share-based compensation expense of $1,744,000 included in the period ending October 31, 2018 have been reclassified to selling, general and administrative expense to conform to current period presentation. This reclassification did not have an impact on our results of operations or financial condition as of October 31, 2019 and 2018.

4. Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

5. Stockholders’ Equity

Private Placement Financing

On October 2, 2019, we entered into and completed a closing (the “Closing”) of a private placement financing to accredited investors. We raised net proceeds of $830,000 in the Closing of an aggregate of 2,862,068 shares of our common stock at a purchase price of $0.29 per share, the closing sales price of our common stock on the date prior to the Closing. The Shares issued in the private placement financing were issued pursuant to a securities purchase agreement entered into with the investors. Tom Y. Lee and Dale Okuno, each of whom are accredited investors and members of the Company’s Board of Directors invested $290,000 and $250,000, respectively, in the private placement financing. Mr. Lee also serves as the Company’s President and Chief Executive Officer.

The net proceeds to us from the Closing, after deducting the forgoing fees and other offering expenses, were approximately $830,000. We expect to use the net proceeds for general corporate purposes, including our research and development efforts, and for general administrative expenses and working capital.

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

The net proceeds to us from the Closing (including the cancellation of indebtedness), after deducting fees and other offering expenses, were approximately $1.5 million.

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

Other Activity

During the three months ended October 31, 2017, we entered into a two-year service agreement for business development services. In accordance with the agreement we issued 50,000 shares of common stock, with a value of $51,000. The value was capitalized to prepaid expense and is being amortized over the term of the agreement. During the three months ended October 31, 2019 and 2018, we recognized $4,000 and $6,000 of expense related to these services, respectively.

6. Share-Based Compensation

Restricted Stock Units

The company issues restricted stock unit awards (“RSUs”) to key management and as compensation for services to consultants and others. The RSUs typically vest over a two-year period and carry a ten-year term. Each RSU represents the right to receive one share of common stock, issuable at the time the RSU subsequently settles, as set forth in the Restricted Stock Unit Agreement.  The Company determines that fair value of those awards at the date of grant, and amortizes those awards as an expense over the vesting period of the award.  The shares earned under the grant are usually issued when the award settles at the end of the term.

As of July 31, 2019, the Company had granted 1,912,500 RSU’s of which 1,456,250 had vested.  As of July 31, 2019, 456,250 RSU’s with a fair value of $211,200, remained unvested. None of the shares vested under the RSUs had been issued as of July 31, 2019.

During the period ended October 31, 2019, the Company recognized $28,000 of compensation cost relating to the shares vesting during the period.  In addition, the Company accelerated the vesting of 400,000 shares of stock issued to Henry R. Lambert with a remaining value of $162,000 upon his retirement during the period. In total, the Company recognized $190,000 from the vesting of these restricted stock units.  For the three months ended October 31, 2018 share-based compensation expense for RSUs was $741,000, of which $489,000 was due the accelerated vesting of RSU’s held by Dave Pfanzelter, the former Chairman of our Board. Mr. Pfanzelter retired from our Board in August 2018.

During the three months ended October 31, 2019 there were no Restricted Stock Units granted, and 400,000 shares were issued to Mr. Lambert upon his retirement.  At October 31, 2019, there was $17,000 of unrecognized non-cash compensation cost related to RSUs we expect to vest, which will be recognized over a weighted average period of 0.17 years.

The Company at times will enter into service agreements where it will grant restricted stock units upon the achievement of certain milestones.  The awards will then begin vesting once that milestone is reached. The Company does not recognize any compensation on those awards until the milestone is reached, and the vesting period begins.

A summary of our restricted stock unit activity and related data is as follows:

Outstanding at July 31, 2019	1,912,500
Granted	—
Vested	(400,000)
Forfeited	—
Outstanding at October 31, 2019	1,512,500

Of the 1,512,500 RSUs outstanding as of October 31, 2019, 1,306,250 RSUs are vested and the underlying common stock has not been delivered and remains outstanding, as set forth in the RSU agreements.

Stock Option Plans

2007 Equity Incentive Plan

In February 2016, we amended and restated our 2007 Equity Incentive Plan, the (“2007 Plan”), to, among other changes, increase the number of shares of common stock issuable under the 2007 Plan by 4,000,000 shares and extend the term of the 2007 Plan until February 4, 2026. The 2007 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of October 31, 2019, there were approximately 1,153,000 shares available for issuance under the 2007 Plan.

2017 Equity Incentive Plan

Our shareholders approved our 2017 Equity Incentive Plan (the “2017 Plan”) in January 2018, which has a share reserve of 5,000,000 shares of common stock that were registered under a Form S-8 filed with the SEC in February 2018. The 2017 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of October 31, 2019, there were approximately 1,696,000 shares available for issuance under the 2017 Plan.

During the three months ended October 31, 2019, the Compensation Committee of the Board of Directors authorized the issuance of 375,000 stock options to members of our Board. The vesting terms of the options vary between one and two years and carry a ten year term.

A summary of our stock option activity is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 31, 2019	7,363,125	$1.04	$—
Granted	375,000	$0.29	$2,000
Exercised	—	$—	—
Cancelled	—	$—	—
Outstanding at October 31, 2019	7,738,125	$1.01	$—

The weighted-average remaining contractual term of options outstanding at October 31, 2019 was 4.62 years.

At October 31, 2019, options to purchase 6,667,292 shares of common stock were exercisable. These options had a weighted-average exercise price of $1.08 and a weighted average remaining contractual term of 4.23 years. The weighted average grant date fair value for options granted during the three months ended October 31, 2019 was $0.19. The total unrecognized compensation cost related to unvested stock option grants as of October 31, 2019 was approximately $129,000 and the weighted average period over which these grants are expected to vest is 0.94 years.

For the three months ended October 31, 2019 share-based compensation expense for stock options was $268,000. For the three months ended October 31, 2018 share-based compensation expense for stock options was $1,002,000, of which $739,000 was due the accelerated vesting of stock options held by Dave Pfanzelter, the former Chairman of our Board. Mr. Pfanzelter retired from our Board in August 2018.

We use the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	For the three months ended October 31,
	2019	2018
Volatility	79.16%	62.52%
Risk-free interest rate	1.52%	2.80%
Dividend yield	0.0%	0.0%
Expected life	5.36 years	3.02 years

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

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of October 31, 2019, we have incurred a cumulative net loss of $124,603,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of October 31, 2019, we had $979,000 in cash and cash equivalents, and $877,000 of accounts payable and accrued liabilities. As of October 31, 2019, we have no long-term debt. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof. We believe we have sufficient cash resources to fund our operations through January 2020.

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

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and other related costs for personnel in business development, share-based compensation costs, sales, finance, accounting, information technology, and executive functions. Other selling, general and administrative costs include product marketing, advertising, and trade show costs, as well as public relations and investor relations, facility costs, and legal, accounting and other professional fees.

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

Comparison of the Three Months Ended October 31, 2019 and 2018

Net Product Sales

Net product sales were $398,000 and $590,000 for the three months ended October 31, 2019 and 2018, respectively. The decrease of $192,000 was primarily attributable to a reduction in sales of our raw material ingredient, SILVÉRION®.

For the three months ended October 31, 2019, three individual customer accounted for 18%, 12% and 11% of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

For the three months ended October 31, 2018, two individual customer accounted for 37% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

Cost of Goods Sold

Cost of goods sold was $156,000 and $203,000 for the three months ended October 31, 2019 and 2018, respectively. The decrease of $47,000 was primarily attributable to decreased product sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 61% and 66% for the three months ended October 31, 2019 and 2018, respectively. The decrease in gross margin percentage was primarily attributable to the sale of lower margin formulations and packaging configurations of our products during the quarter ended October 31, 2019, as compared with the prior period.

Selling, General and Administrative Expense

Selling, general and administrative expense was $1,290,000 and $2,853,000 for the three months ended October 31, 2019 and 2018, respectively. The decrease of $1,563,000 was primarily attributable to decreased personnel costs, as well as, decreased business development, marketing, board fees and share-based compensation.

Share-based compensation expense, included in selling, general and administrative expense, was $458,000 and $1,743,000 for the three months ended October 31, 2019 and 2018, respectively. The decrease of $1,285,000 is primarily due to the prior year accelerated vesting of stock options and restricted stock units held by Dave Pfanzelter, the former Chairman of our Board (See Note 6 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

Research and Development Expense

Research and development expense was $82,000 and $97,000 for the three months ended October 31, 2019 and 2018, respectively. The decrease of $15,000 was primarily attributable to reduced spending on research supporting our FDA approvals.

Liquidity and Capital Resources

Our condensed consolidated financial statements have been prepared and presented on a basis assuming we will continue as a going concern. The factors below raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of October 31, 2019 we have incurred a cumulative net loss of $124,603,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of October 31, 2019, we had $979,000 in cash and cash equivalents compared with $473,000 in cash and cash equivalents as of July 31, 2019. The net increase in cash and cash equivalents was primarily attributable to the October 2019 private placement financing. Additionally, as of October 31, 2019, we had $877,000 of current liabilities, including $749,000 in accounts payable, compared with $738,000 of current liabilities, including $553,000 in accounts payable as of July 31, 2019. The net increase in current liabilities was primarily due to the timing of our trade accounts payable. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof. We believe we have sufficient cash resources to fund our operations through January 2020.

In addition, from time to time we have entered into employment agreements with our executives that, under certain cases, provide for the continuation of salary and certain other benefits if these executives are terminated under specified circumstances. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. As of October 31, 2019, no events have occurred resulting in the obligation of any such payments.

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

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the three months ended October 31, 2019 and 2018, no impairment of long-lived assets was indicated or recorded.

Recent Accounting Pronouncements

See Note 4 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, concluded that there were no changes in our internal controls over financial reporting during the three months ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, including the risk factor included below, as well as the risk factors disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended July 31, 2019, which we filed with the SEC on October 30, 2019 (the “Form 10-K”). Other than the risk factor included below, the risks and uncertainties described in “Item 1A — Risk Factors” of our Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q, including the risk factor included below, or any of the risks disclosed in “Item 1A — Risk Factors” of our Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects.

Risks Related to Our Business and Industry

As a result of our historical lack of financial liquidity, we do not currently have sufficient working capital to fund our planned operations and may not be able to continue as a going concern.

We have a history of recurring losses, and as of October 31, 2019, we have incurred a cumulative net loss of approximately $125 million. As of October 31, 2019, we had $979,000 in cash and cash equivalents and $877,000 in accounts payable and accrued liabilities. During the three months ended October 31, 2019, our cash outflows for operating activities were $324,000. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof, and we will need to raise additional capital to continue our operations and to implement our business plan, which capital may not be available on acceptable terms or at all. To help extend our operating window, we have reduced our headcount and limited our research and product development activities. Based on our current plans and available resources, we believe we can maintain our current operations through the end of January 2020. We estimate that the costs to wind-down our operations in an orderly manner will cost approximately $500,000. As a result, we need to secure significant additional capital to continue to fund our operations beyond January 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

3.1	Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.1.1	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.2	Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

3.2.1	Amendment to the Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

31.1 *	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at October 31, 2019 and July 31, 2019; (ii) Condensed Consolidated Statements of Operations for the three months ended October 31, 2019 and 2018; (iii) Condensed Consolidated Statements of Stockholders’ equity for the three months ended October 31, 2019 and 2018 ;(iv) Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2019 and 2018; and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE, INC.

Date: December 13, 2019	By:	/s/ TOM Y. LEE
Tom Y. Lee, Chief Executive Officer (Principal Executive Officer)

Date: December 13, 2019	By:	/s/ MARK S. ELLIOTT
Mark S. Elliott, Vice President, Finance
(Principal Financial and Accounting Officer)

