Form 10-Q
period 2020-01-31
PURE BIOSCIENCE, INC.
filed 2020-03-12
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2020

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

As of March 12, 2020, there were 86,890,953 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PURE Bioscience, Inc.

Form 10-Q

for the Quarterly Period Ended January 31, 2020

Part I - Financial Information

Item 1. Financial Statements

PURE Bioscience, Inc.

Condensed Consolidated Balance Sheets

	January 31, 2020	July 31, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$246,000	$398,000
Accounts receivable	156,000	373,000
Inventories, net	141,000	177,000
Restricted cash	75,000	75,000
Prepaid expenses	15,000	18,000
Total current assets	633,000	1,041,000
Property, plant and equipment, net	351,000	362,000
Patents, net	484,000	529,000
Total assets	$1,468,000	$1,932,000
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$589,000	$553,000
Accrued liabilities	103,000	185,000
Total current liabilities	692,000	738,000
Deferred rent	—	4,000
Total liabilities	692,000	742,000
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized, 79,994,402 shares issued and outstanding at January 31, 2020, and 76,732,334 shares issued and outstanding at July 31, 2019	800,000	768,000
Additional paid-in capital	125,245,000	123,900,000
Accumulated deficit	(125,269,000)	(123,478,000)
Total stockholders’ equity	776,000	1,190,000
Total liabilities and stockholders’ equity	$1,468,000	$1,932,000

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended		Three months Ended
	January 31,		January 31,
	2020	2019	2020	2019
Net product sales	$747,000	$984,000	$349,000	$394,000
Operating costs and expenses
Cost of goods sold	298,000	363,000	142,000	160,000
Selling, general and administrative	2,100,000	4,312,000	810,000	1,459,000
Research and development	142,000	164,000	60,000	67,000
Total operating costs and expenses	2,540,000	4,839,000	1,012,000	1,686,000
Loss from operations	(1,793,000)	(3,855,000)	(663,000)	(1,292,000)
Other income (expense)
Interest expense, net	(3,000)	(4,000)	(1,000)	(1,000)
Other income (expense), net	5,000	(3,000)	(2,000)	(3,000)
Total other income (expense)	2,000	(7,000)	(3,000)	(4,000)
Net loss	$(1,791,000)	$(3,862,000)	$(666,000)	$(1,296,000)
Basic and diluted net loss per share	$(0.02)	$(0.05)	$(0.01)	$(0.02)
Shares used in computing basic and diluted net loss per share	78,999,237	71,312,898	79,994,402	71,623,494

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Six Months Ended January 31, 2020					Six Months Ended January 31, 2019
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity	Shares	Amount	Capital	Deficit	Equity
Balances at beginning of period	76,732,334	$768,000	$123,900,000	$(123,478,000)	$1,190,000	68,248,158	$683,000	$117,522,000	$(116,924,000)	$1,281,000
Issuance of common stock in private placements, net	2,862,068	28,000	802,000	—	830,000	3,333,964	33,000	1,464,000	—	1,497,000
Share-based compensation expense - stock options	—	—	336,000	—	336,000	—	—	1,247,000	—	1,247,000
Share-based compensation expense - restricted stock units	—	—	211,000	—	211,000	—	—	954,000	—	954,000
Issuance of common stock for vested restricted stock units	400,000	4,000	(4,000)	—	—	131,250	1,000	(1,000)	—	—
Net loss	—	—	—	(1,791,000)	(1,791,000)	—	—	—	(3,862,000)	(3,862,000)
Balances at end of period (Unaudited)	79,994,402	$800,000	$125,245,000	$(125,269,000)	$776,000	71,713,372	$717,000	$121,186,000	$(120,786,000)	$1,117,000

	Three Months Ended January 31, 2020					Three Months Ended January 31, 2019
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity	Shares	Amount	Capital	Deficit	Equity
Balances at beginning of period (Unaudited)	79,994,402	$800,000	$125,156,000	$(124,603,000)	$1,353,000	71,582,122	$716,000	$120,730,000	$(119,490,000)	$1,956,000
Share-based compensation expense - stock options	—	—	68,000	—	68,000	—	—	244,000	—	244,000
Share-based compensation expense - restricted stock units	—	—	21,000	—	21,000	—	—	213,000	—	213,000
Issuance of common stock for vested restricted stock units				—		131,250	1,000	(1,000)	—	—
Net loss	—	—	—	(666,000)	(666,000)	—	—	—	(1,296,000)	(1,296,000)
Balances at end of period (Unaudited)	79,994,402	$800,000	$125,245,000	$(125,269,000)	$776,000	71,713,372	$717,000	$121,186,000	$(120,786,000)	$1,117,000

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	January 31,
	2020	2019
Operating activities
Net loss	$(1,791,000)		$(3,862,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	547,000		2,201,000
Amortization of stock issued for services	4,000		25,000
Depreciation and amortization	100,000		143,000
Interest expense on promissory note	—		1,000
Changes in operating assets and liabilities:
Accounts receivable	217,000		146,000
Inventories	36,000		(8,000)
Prepaid expenses	(1,000)		(16,000)
Accounts payable and accrued liabilities	(46,000)		(128,000)
Deferred rent	(4,000)		(3,000)
Net cash used in operating activities	(938,000)		(1,501,000)
Investing activities
Purchases of property, plant and equipment	(44,000)		(8,000)
Net cash used in investing activities	(44,000)		(8,000)
Financing activities
Net proceeds from the sale of common stock	830,000		993,000
Net cash provided by financing activities	830,000		993,000
Net decrease in cash, cash equivalents, and restricted cash	(152,000)		(516,000)
Cash, cash equivalents, and restricted cash at beginning of period	473,000		926,000
Cash, cash equivalents, and restricted cash at end of period	$321,000		$410,000

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$246,000		$335,000
Restricted cash	$75,000		$75,000
Total cash, cash equivalents and restricted cash	$321,000		$410,000

Supplemental disclosure of non-cash financing activities
Cash paid for taxes	$2,000	$
Conversion of promissory note and accrued interest from a related party to common stock	$—		$504,000

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information pursuant to the instructions to Form 10-Q and Article 10/Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2020 are not necessarily indicative of the results that may be expected for other periods or the year ending July 31, 2020. The July 31, 2019 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in our Annual Report on Form 10-K. For more complete information, these unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended July 31, 2019 included in our Annual Report on Form 10-K covering such period filed with the Securities and Exchange Commission, or SEC, on October 30, 2019.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

2. Liquidity & Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the six months ended January 31, 2020, we incurred a net loss of $1,791,000 and used cash in operations of $938,000. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date of the financial statements being issued. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement the Company’s business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. In addition, our independent registered public accounting firm, in its report on the Company’s July 31, 2019 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of January 31, 2020, we have incurred a cumulative net loss of $125,269,000.

We do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. As of January 31, 2020, we had $321,000 in cash and cash equivalents, and $692,000 of current liabilities, including $589,000 in accounts payable. As of January 31, 2020, we have no long-term debt.

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

Until we can generate positive cash flow from operations, we expect to continue to fund our operations with the proceeds of offerings of our equity and debt securities. However, we cannot assure you that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. Further, any contracts or license arrangements we enter into to raise funds may require us to relinquish our rights to our products or technology, and we cannot assure you that we will be able to enter into any such contracts or license arrangements on acceptable terms, or at all. Having insufficient funds may require us to delay or scale back our marketing, distribution and other commercialization activities or cease our operations altogether.

Subsequent to January 31, 2020, the Company received proceeds of $2.0M (see Note 8) from the sale of 6,896,551 shares of common stock. While, as discussed above, certain factors raise substantial doubt about our ability to continue as a going concern, we believe our available cash, our current efforts to market and sell our products, and our ability to significantly reduce expenses, will provide sufficient cash resources to satisfy our needs over the next 12 months. However, we do not yet have, and we may never have, significant cash inflows from product sales or from other sources of revenue to offset our ongoing and planned investments in, research and development projects, regulatory submissions, business development activities, and sales and marketing, among other investments. Some or all of our ongoing or planned investments may not be successful. In addition, irrespective of our cash resources, we may be contractually or legally obligated to make certain investments which cannot be postponed.

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

Net Loss Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Our diluted net loss per common share is the same as our basic net loss per common share because we incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an anti-dilutive effect. As of January 31, 2020 and 2019, the number of shares issuable upon the exercise of stock options, the vesting of restricted stock units, and the exercise of warrants, none of which are included in the computation of basic net loss per common share, was 10,410,890 and 12,696,564 respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material when necessary. Cost is determined using the average cost method. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Inventories consist of the following:

	January 31, 2020	July 31, 2019
Raw materials	$3,000	$30,000
Finished goods	138,000	147,000
	$141,000	$177,000

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

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the three and six months ended January 31, 2020 and 2019, no impairment of long-lived assets was indicated or recorded.

Concentrations

Gross sales. For the three months ended January 31, 2020, two individual customers accounted for 14% and 10% of our net product sales, respectively. For the six months ended January 31, 2020, two individual customers accounted for 17% and 10% of our net product sales, respectively. For the three months ended January 31, 2019, three individual customers accounted for 14%, 10% and 10% of our net product sales. For the six months ended January 31, 2019, two individual customers accounted for 16% and 12% of our net product sales, respectively.

Accounts receivable. As of January 31, 2020, we had accounts receivable from three customers that comprised of 23%, 12% and 11% of total accounts receivable, respectively. As of January 31, 2019, we had accounts receivable from one customers that comprised of 20%, and two customers that comprised of 12% of total accounts receivable.

Accounts payable. As of January 31, 2020, our largest two vendors accounted for 14% and 12% of the total accounts payable, respectively. As of January 31, 2019, our largest two vendors accounted for 14% and 10% of the total accounts payable, respectively.

Reclassification

For the three and six months ended January 31, 2019, share-based compensation expense of $457,000 and $2,201,000 has been included in selling, general and administrative expense to conform to current period presentation, respectively. This reclassification did not have an impact on our results of operations or financial condition for the three and six months ended January 31, 2020 and 2019.

4. Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model , under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. As small business filer, the standard will be effective for us for interim and annual reporting periods beginning after December 15, 2022. The Company is currently assessing the impact of adopting this standard on the Company’s financial statements and related disclosures.

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

The net proceeds to us from the Closing, after deducting the forgoing fees and other offering expenses, were $830,000. We expect to use the net proceeds for general corporate purposes, including our research and development efforts, and for general administrative expenses and working capital.

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

Other Activity

During the three months ended October 31, 2017, we entered into a two-year service agreement for business development services. In accordance with the agreement we issued 50,000 shares of common stock, with a value of $51,000. The value was capitalized to prepaid expense and is being amortized over the term of the agreement. During the three and six months ended January 31, 2020, we recognized zero and $4,000 of expense related to these services, respectively. During the three and six months ended January 31, 2019, we recognized $6,000 and $13,000 of expense related to these services, respectively.

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

During the six month period ended January 31, 2020, the Company recognized $49,000 of compensation cost relating to the shares vesting during the period. In addition, the Company accelerated the vesting of 400,000 shares of stock issued to Henry R. Lambert with a remaining value of $162,000 upon his retirement during the period. In total, the Company recognized $211,000 from the vesting of these restricted stock units. For the six months ended January 31, 2019 share-based compensation expense for RSUs was $954,000, of which $489,000 was due the accelerated vesting of RSU’s held by Dave Pfanzelter, the former Chairman of our Board. Mr. Pfanzelter retired from our Board in August 2018.

During the six months ended January 31, 2020 there were no Restricted Stock Units granted, and 400,000 shares were settled and delivered to Mr. Lambert upon his retirement. At January 31, 2020, all outstanding RSUs were fully vested with no unrecognized non-cash compensation expense remaining.

As of January 31, 2020, 1,512,500 RSUs are issuable. These RSUs are issued upon settlement date which is defined as “for each Vested Unit, the earliest of (i) the ten-year anniversary of the Grant Date; (ii) sixty days after the date the Grantee’s Service ceases for any reason and such cessation constitutes a “separation from service” within the meaning of Section 409A of the Code; (iii) the date of Grantee’s death or (iv) the date of a Change in Control that constitutes a “change in control event” within the meaning of Section 409A of the Code”.

A summary of our restricted stock unit activity and related data is as follows:

Outstanding at July 31, 2019	1,912,500
Granted	—
Vested	(400,000)
Forfeited	—
Outstanding at January 31, 2020	1,512,500

All of the 1,512,500 RSUs outstanding as of January 31, 2020 are fully vested and the underlying common stock has not been delivered and remains outstanding, as set forth in the RSU agreements.

Stock Option Plans

2007 Equity Incentive Plan

In February 2016, we amended and restated our 2007 Equity Incentive Plan, the (“2007 Plan”), to, among other changes, increase the number of shares of common stock issuable under the 2007 Plan by 4,000,000 shares and extend the term of the 2007 Plan until February 4, 2026. The 2007 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of January 31, 2020, there were approximately 1,185,000 shares available for issuance under the 2007 Plan.

2017 Equity Incentive Plan

Our shareholders approved our 2017 Equity Incentive Plan (the “2017 Plan”) in January 2018, which has a share reserve of 5,000,000 shares of common stock that were registered under a Form S-8 filed with the SEC in February 2018. The 2017 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of January 31, 2020, there were approximately 831,000 shares available for issuance under the 2017 Plan.

During the six months ended January 31, 2020, the Compensation Committee of the Board of Directors authorized the issuance of 1,240,000 stock options to our employees, officers and directors with a fair value of $265,000 as determined by the Black Scholes option pricing model. The vesting terms of the options vary between one and two years and carry a ten year term.

A summary of our stock option activity is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 31, 2019	7,363,125	$1.04	$—
Granted	1,240,000	$0.32	$4,000
Exercised	—	$—	—
Cancelled	(32,500)	$7.46	—
Outstanding at January 31, 2020	8,570,625	$0.91	$155,000

The weighted-average remaining contractual term of options outstanding at January 31, 2020 was 4.95 years.

For the six months ended January 31, 2020 share-based compensation expense for stock options was $336,000. For the six months ended January 31, 2019 share-based compensation expense for stock options was $1,247,000, of which $739,000 was due the accelerated vesting of stock options held by Dave Pfanzelter, the former Chairman of our Board. Mr. Pfanzelter retired from our Board in August 2018.

At January 31, 2020, options to purchase 7,197,292 shares of common stock were exercisable. These options had a weighted-average exercise price of $1.01 and a weighted average remaining contractual term of 4.21 years. The weighted average grant date fair value for options granted during the six months ended January 31, 2020 was $0.21. The total unrecognized compensation cost related to unvested stock option grants as of January 31, 2020 was approximately $249,000 and the weighted average period over which these grants are expected to vest is 1.66 years.

We use the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	Three Months Ended January 31, 2020	Three Months Ended January 31, 2019	Six Months Ended January 31, 2020	Six Months Ended January 31, 2019
Volatility	79.48%	—%	79.62%	62.52%
Risk-free interest rate	1.46%	—%	1.43%	2.80%
Dividend yield	0.0%	—%	0.0%	0.0%
Expected life	5.50	—	5.57 years	3.02 years

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

7. Related Party Transactions

As of January 31, 2020 and July 31, 2019, accounts payable include $120,000 and $60,000 due to officers and directors.

8. Subsequent Events

On March 9, 2020, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with various accredited investors with respect to a private placement financing (the “Private Placement”) and simultaneously completed the closing (the “Closing”) of the Private Placement. We raised net proceeds of approximately $2,000,000 in the Private Placement for an aggregate of 6,896,551 shares of our common stock (the “Shares”) at a purchase price of $0.29 per share. The per share purchase price was approved by our Board of Directors on February 24, 2020 and represents a 20% discount to the closing price of the Company’s common stock on that date. Tom Y. Lee, Dale Okuno and Ivan Chen, each of whom are accredited investors and members of the Company’s Board of Directors, invested $650,500, $450,000 and $52,000, respectively, in the Private Placement. Mr. Lee also serves as the Company’s President and Chief Executive Officer.

The net proceeds to us from the Private Placement, after deducting estimated fees and other offering expenses, are expected to be approximately $1,998,000. We expect to use the net proceeds for general corporate purposes, including our research and development efforts, and for general administrative expenses and working capital.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations [PENDING]

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

Comparison of the Three Months Ended January 31, 2020 and 2019

Net Product Sales

Net product sales were $349,000 and $394,000 for the three months ended January 31, 2020 and 2019, respectively. The decrease of $45,000 was primarily attributable to a reduction in sales to one of our distributors.

For the three months ended January 31, 2020, two individual customers accounted for 14% and 10% of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

For the three months ended January 31, 2019, three individual customers accounted for 14%, 10% and 10% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

Cost of Goods Sold

Cost of goods sold was $142,000 and $160,000 for the three months ended January 31, 2020 and 2019, respectively. The decrease of $18,000 was primarily attributable to decreased product sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 59% for both the three months ended January 31, 2020 and 2019. Overall the gross margin percentage was higher during the current quarter as compared to the prior quarter ended January 31, 2019.

Selling, General and Administrative Expense

Selling, general and administrative expense was $810,000 and $1,459,000 for the three months ended January 31, 2020 and 2019, respectively. The decrease of $649,000 was primarily attributable to decreased personnel costs, as well as, decreased business development, marketing, board fees and share-based compensation.

Share-based compensation expense, included in selling, general and administrative expense, was $89,000 and $457,000 for the three months ended January 31, 2020 and 2019, respectively. The decrease of $368,000 is primarily due to the prior year vesting of stock options and restricted stock units granted to employees, directors and consultants supporting our selling, general and administrative functions.

Research and Development Expense

Research and development expense was $60,000 and $67,000 for the three months ended January 31, 2020 and 2019, respectively. The decrease of $7,000 was primarily attributable to reduced spending on research supporting our FDA approvals.

Comparison of the Six Months Ended January 31, 2020 and 2019

Net Product Sales

Net product sales were $747,000 and $984,000 for the six months ended January 31, 2020 and 2019, respectively. The decrease of $237,000 was primarily attributable to a reduction in sales to one of our distributors, and a reduction in sales of our raw material ingredient, SILVÉRION®.

For the six months ended January 31, 2020, two individual customers accounted for 17% and 10% of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

For the six months ended January 31, 2019, two individual customers accounted for 16% and 12% of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

Cost of Goods Sold

Cost of goods sold was $298,000 and $363,000 for the six months ended January 31, 2020 and 2019, respectively. The decrease of $65,000 was primarily attributable to decreased product sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 60% and 63% for the six months ended January 31, 2020 and 2019, respectively. The decrease in gross margin percentage was primarily attributable to the sale of lower margin formulations and packaging configurations of our products during the six months ended January 31, 2020, as compared with the prior period.

Selling, General and Administrative Expense

Selling, general and administrative expense was $2,100,000 and $4,312,000 for the six months ended January 31, 2020 and 2019, respectively. The decrease of $2,212,000 was primarily attributable to decreased personnel costs, as well as, decreased business development, marketing, board fees and share-based compensation.

Share-based compensation expense, included in selling, general and administrative expense, was $547,000 and $2,201,000 for the six months ended January 31, 2020 and 2019, respectively. The decrease of $1,654,000 is primarily due to the prior year accelerated vesting of stock options and restricted stock units held by Dave Pfanzelter, the former Chairman of our Board (See Note 6 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

Research and Development Expense

Research and development expense was $142,000 and $164,000 for the six months ended January 31, 2020 and 2019, respectively. The decrease of $22,000 was primarily attributable to reduced spending on research supporting our FDA approvals.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the six months ended January 31, 2020, we incurred a net loss of $1,791,000 and used cash in operations of $958,000. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date of the financial statements being issued. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement the Company’s business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. In addition, our independent registered public accounting firm, in its report on the Company’s July 31, 2019 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. We have a history of recurring losses, and as of January 31, 2020 we have incurred a cumulative net loss of $125,269,000.

As of January 31, 2020, we had $321,000 in cash and cash equivalents compared with $473,000 in cash and cash equivalents as of July 31, 2019. The net decrease in cash and cash equivalents was primarily attributable to funds used to run our operations offset by the October 2019 private placement financing. Additionally, as of January 31, 2020, we had $672,000 of current liabilities, including $569,000 in accounts payable, compared with $738,000 of current liabilities, including $553,000 in accounts payable as of July 31, 2019. The net decrease in current liabilities was primarily due to a reduction in wage accruals.

In addition, from time to time we have entered into employment agreements with our executives that, under certain cases, provide for the continuation of salary and certain other benefits if these executives are terminated under specified circumstances. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. As of January 31, 2020, no events have occurred resulting in the obligation of any such payments.

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

Subsequent to January 31, 2020, we issued a total of 6,896,551 shares of common stock for gross proceeds of $2.0M (See Note 8 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q). We believe our available cash, our current efforts to market and sell our products, and our ability to significantly reduce expenses, will provide sufficient cash resources to satisfy our needs over the next 12 months. However, we do not yet have, and we may never have, significant cash inflows from product sales or from other sources of revenue to offset our ongoing and planned investments in, research and development projects, regulatory submissions, business development activities, and sales and marketing, among other investments. Some or all of our ongoing or planned investments may not be successful. In addition, irrespective of our cash resources, we may be contractually or legally obligated to make certain investments which cannot be postponed.

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

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the three and six months ended January 31, 2020 and 2019, no impairment of long-lived assets was indicated or recorded.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, concluded that there were no changes in our internal controls over financial reporting during the three months ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have a history of recurring losses, and as of January 31, 2020, we have incurred a cumulative net loss of approximately $125 million. As of January 31, 2020, we had $321,000 in cash and cash equivalents and $672,000 in accounts payable and accrued liabilities. During the six months ended January 31, 2020, our cash outflows for operating activities were $958,000. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof, and we will need to raise additional capital to continue our operations and to implement our business plan, which capital may not be available on acceptable terms or at all. To help extend our operating window, we have reduced our headcount and limited our research and product development activities. We estimate that the costs to wind-down our operations in an orderly manner will cost approximately $500,000. As a result, we need to secure significant additional capital to continue to fund our operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Reference is made to Part II, Item 5.of this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On March 9, 2020, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with various accredited investors with respect to a private placement financing (the “Private Placement”) and simultaneously completed the closing (the “Closing”) of the Private Placement. We raised net proceeds of approximately $2,000,000 in the Private Placement for an aggregate of 6,896,551 shares of our common stock (the “Shares”) at a purchase price of $0.29 per share. The per share purchase price was approved by our Board of Directors on February 24, 2020 and represents a 20% discount to the closing price of the Company’s common stock on that date. Tom Y. Lee, Dale Okuno and Ivan Chen, each of whom are accredited investors and members of the Company’s Board of Directors, invested $650,500, $450,000 and $52,000, respectively, in the Private Placement. Mr. Lee also serves as the Company’s President and Chief Executive Officer.

The net proceeds to us from the Private Placement, after deducting estimated fees and other offering expenses, are expected to be approximately $1,998,000. We expect to use the net proceeds for general corporate purposes, including our research and development efforts, and for general administrative expenses and working capital.

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

Item 6. Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

3.1	Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.1.1	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.2	Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

3.2.1	Amendment to the Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

10.1 *	Form of Securities Purchase Agreement

31.1 *	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at January 31, 2020 and July 31, 2019; (ii) Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2020 and 2019; (iii) Condensed Consolidated Statements of Stockholders’ equity for the three and six months ended January 31, 2020 and 2019 ;(iv) Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2020 and 2019; and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE, INC.

Date: March 12, 2020	By:	/s/ TOM Y. LEE
Tom Y. Lee, Chief Executive Officer (Principal Executive Officer)

Date: March 12, 2020	By:	/s/ MARK S. ELLIOTT
Mark S. Elliott, Vice President, Finance
(Principal Financial and Accounting Officer)

