Form 10-Q
period 2020-04-30
PURE BIOSCIENCE, INC.
filed 2020-06-11
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2020

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

As of June 11, 2020, there were 86,890,953 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PURE Bioscience, Inc.

Form 10-Q

for the Quarterly Period Ended April 30, 2020

Part I - Financial Information

Item 1. Condensed Financial Statements

PURE Bioscience, Inc.

Condensed Consolidated Balance Sheets

	April 30, 2020	July 31, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,022,000	$398,000
Accounts receivable	1,607,000	373,000
Inventories, net	282,000	177,000
Restricted cash	75,000	75,000
Prepaid expenses	10,000	18,000
Total current assets	3,996,000	1,041,000
Property, plant and equipment, net	328,000	362,000
Patents, net	462,000	529,000
Total assets	$4,786,000	$1,932,000
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,286,000	$553,000
Accrued liabilities	205,000	185,000
Total current liabilities	1,491,000	738,000
Deferred rent	—	4,000
Total liabilities	1,491,000	742,000
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized, 86,890,953 shares issued and outstanding at April 30, 2020, and 76,732,334 shares issued and outstanding at July 31, 2019	869,000	768,000
Additional paid-in capital	127,222,000	123,900,000
Accumulated deficit	(124,796,000)	(123,478,000)
Total stockholders’ equity	3,295,000	1,190,000
Total liabilities and stockholders’ equity	$4,786,000	$1,932,000

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended		Three months Ended
	April 30,		April 30,
	2020	2019	2020	2019
Net product sales (including related party sales of $124,000 in the three and nine months ended April 30,2020)	$2,968,000	$1,296,000	$2,221,000	$312,000
Operating costs and expenses
Cost of goods sold	1,270,000	480,000	972,000	117,000
Selling, general and administrative	2,790,000	5,334,000	690,000	1,022,000
Research and development	227,000	249,000	85,000	85,000
Total operating costs and expenses	4,287,000	6,063,000	1,747,000	1,224,000
Income (loss) from operations	(1,319,000)	(4,767,000)	474,000	(912,000)
Other income (expense)
Inducement expense	—	(960,000)	—	(960,000)
Interest expense, net	(4,000)	(5,000)	(1,000)	(1,000)
Other income (expense), net	5,000	(3,000)	—	—
Total other income (expense)	1,000	(968,000)	(1,000)	(961,000)
Net income (loss)	$(1,318,000)	$(5,735,000)	$473,000	$(1,873,000)
Net income (loss) per common share-basic	$(0.02)	$(0.08)	$0.01	$(0.03)
Net income (loss) per common share-diluted	$(0.02)	$(0.08)	$0.01	$(0.03)
Weighted average shares-basic	80,634,951	72,058,840	83,979,076	76,601,012
Weighted average shares-diluted	80,634,951	72,058,840	85,702,650	76,601,012

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Nine Months Ended April 30, 2020					Nine Months Ended April 30, 2019
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity	Shares	Amount	Capital	Deficit	Equity
Balances at beginning of period	76,732,334	$768,000	$123,900,000	$(123,478,000)	$1,190,000	68,248,158	$683,000	$117,522,000	$(116,924,000)	$1,281,000
Issuance of common stock in private placements, net	9,758,619	97,000	2,733,000	—	2,830,000	3,333,964	33,000	1,464,000	—	1,497,000
Share-based compensation expense - stock options	—	—	382,000	—	382,000	—	—	1,330,000	—	1,330,000
Share-based compensation expense - restricted stock units	—	—	211,000	—	211,000	—	—	1,007,000	—	1,007,000
Issuance of common stock for vested restricted stock units	400,000	4,000	(4,000)	—	—	131,250	1,000	(1,000)	—	—
Issuance of common stock upon the exercise of warrants	—	—	—	—	—	2,399,999	24,000	816,000	—	840,000
Warrant inducement	—	—	—	—	—	—	—	960,000	—	960,000
Net loss	—	—	—	(1,318,000)	(1,318,000)	—	—	—	(5,735,000)	(5,735,000)
Balances at end of period (Unaudited)	86,890,953	$869,000	$127,222,000	$(124,796,000)	$3,295,000	74,113,371	$741,000	$123,098,000	$(122,659,000)	$1,180,000

	Three Months Ended April 30, 2020					Three Months Ended April 30, 2019
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity	Shares	Amount	Capital	Deficit	Equity
Balances at beginning of period (Unaudited)	79,994,402	$800,000	$125,245,000	$(125,269,000)	$776,000	71,713,372	$717,000	$121,186,000	$(120,786,000)	$1,117,000
Issuance of common stock in private placements, net	6,896,551	69,000	1,931,000	—	2,000,000	—	—	—	—	—
Share-based compensation expense - stock options	—	—	46,000	—	46,000	—	—	83,000	—	83,000
Share-based compensation expense - restricted stock units	—	—	—	—	—	—	—	53,000	—	53,000
Issuance of common stock upon the exercise of warrants	—	—	—	—	—	2,399,999	24,000	816,000	—	840,000
Warrant inducement	—	—	—	—	—	—	—	960,000	—	960,000
Net income (loss	—	—	—	473,000	473,000	—	—	—	(1,873,000)	(1,873,000)
Balances at end of period (Unaudited)	86,890,953	$869,000	$127,222,000	$(124,796,000)	$3,295,000	74,113,371	$741,000	$123,098,000	$(122,659,000)	$1,180,000

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	April 30,
	2020	2019
Operating activities
Net loss	$(1,318,000)	$(5,735,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	593,000	2,337,000
Amortization of stock issued for services	4,000	31,000
Depreciation and amortization	145,000	191,000
Interest expense on promissory note	—	1,000
Inducement to exercise warrants	—	960,000
Changes in operating assets and liabilities:
Accounts receivable	(1,234,000)	141,000
Inventories	(105,000)	2,000
Prepaid expenses	4,000	(1,000)
Accounts payable and accrued liabilities	753,000	(255,000)
Deferred rent	(4,000)	(6,000)
Net cash used in operating activities	(1,162,000)	(2,334,000)
Investing activities
Investment in patents	—	(4,000)
Purchases of property, plant and equipment	(44,000)	(6,000)
Net cash used in investing activities	(44,000)	(10,000)
Financing activities
Net proceeds from the sale of common stock	2,830,000	993,000
Net proceeds from the exercise of warrants	—	840,000
Net cash provided by financing activities	2,830,000	1,833,000
Net increase and decrease in cash, cash equivalents, and restricted cash	1,624,000	(511,000)
Cash, cash equivalents, and restricted cash at beginning of period	473,000	926,000
Cash, cash equivalents, and restricted cash at end of period	$2,097,000	$415,000

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$2,022,000	$340,000
Restricted cash	$75,000	$75,000
Total cash, cash equivalents and restricted cash	$2,097,000	$415,000

Supplemental disclosure of non-cash financing activities
Cash paid for taxes	$2,000	$
Conversion of promissory note and accrued interest from a related party to common stock	$—	$504,000

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information pursuant to the instructions to Form 10-Q and Article 10/Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2020 are not necessarily indicative of the results that may be expected for other periods or the year ending July 31, 2020. The July 31, 2019 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in our Annual Report on Form 10-K. For more complete information, these unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended July 31, 2019 included in our Annual Report on Form 10-K covering such period filed with the Securities and Exchange Commission, or SEC, on October 30, 2019.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

2. Liquidity & Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the nine months ended April 30, 2020, we incurred a net loss of $1,318,000 and used cash in operations of $1,162,000. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date of the financial statements being issued. Our ability to continue as a going concern is dependent upon our ability to generate positive operating cash flow and implement the Company’s business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. In addition, our independent registered public accounting firm, in its report on the Company’s July 31, 2019 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. While we have a history of recurring losses, during the three months ended April 30, 2020, we generated a significant increase in sales resulting in net income of approximately $473,000. However, we cannot be certain that this sales momentum will continue.

While we generated net income for the three months ended April 30, 2020 and, as of the date hereof, expect to commence generating positive operating cash flow by July 31, 2020, we do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. Until we can continually generate positive cash flow from operations, we will need to continue to fund our operations with the proceeds of offerings of our equity and debt securities. However, we cannot assure you that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

As of April 30, 2020, we had $2,097,000 in cash and cash equivalents, and $1,491,000 of current liabilities, including $1,286,000 in accounts payable.

While, as discussed above, certain factors raise substantial doubt about our ability to continue as a going concern, we currently believe our available cash, our current efforts to market and sell our products, and our ability to significantly reduce expenses, will provide sufficient cash resources to satisfy our needs over the next 12 months.

Until we can continually generate positive cash flow from operations, we will need to continue to fund our operations with the proceeds of offerings of our equity and debt securities. However, we cannot assure you that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

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

Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the sum of the weighted-average number of common shares outstanding during the period and the weighted-average number of dilutive common share equivalents outstanding during the period, using the treasury stock method. Dilutive common share equivalents are comprised of in-the-money stock options and restricted stock units, based on the average stock price for each period using the treasury stock method. For the three months ended April 30, 2020, the incremental dilutive common share equivalents were 1,723,574. Since we incurred a loss for the nine months ended April 30, 2020 and 2019, the number of shares issuable upon the exercise of stock options, the vesting of restricted stock units, and the exercise of warrants, none of which are included in the computation of basic net loss per common share, was 10,410,890 and 10,496,565, respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material when necessary. Cost is determined using the average cost method. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Inventories consist of the following:

	April 30, 2020	July 31, 2019
Raw materials	$3,000	$30,000
Finished goods	279,000	147,000
	$282,000	$177,000

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

Fair Value Measurements

The Company determines the fair value of its assets and liabilities based on the exchange price in U.S. dollars that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company uses a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value:

●	Level 1 — Quoted prices in active markets for identical assets or liabilities.

●	Level 2 — Inputs, other than Level 1, that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of financial instruments such as cash, accounts receivable, inventories, accounts payable and accrued liabilities, approximate the related fair values due to the short-term maturities of these instruments.

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. As of April 30, 2020 and July 31, 2019, no impairment of long-lived assets was indicated.

Concentrations

Gross sales. For the three months ended April 30, 2020, two individual customers accounted for 22% and 11% of our net product sales, respectively. For the nine months ended April 30, 2020, two individual customers accounted for 17% and 12% of our net product sales, respectively. For the three months ended April 30, 2019, two individual customers accounted for 13% and 12% of our net product sales. For the nine months ended April 30, 2019, two individual customers accounted for 12% and 11% of our net product sales, respectively.

Accounts receivable. As of April 30, 2020, we had accounts receivable from three customers that comprised of 17%, 11% and 10% of total accounts receivable, respectively. As of April 30, 2019, we had accounts receivable from two customers that comprised of 17%, and 11% of total accounts receivable, respectively.

Purchases. For the three months ended April 30, 2020, one vendor accounted for 63% of our purchases. For the nine months ended April 30, 2020, one vendor accounted for 45% of our purchases. For the three months ended April 30, 2019, one vendor accounted for 13% of our purchases. For the nine months ended April 30, 2019, one vendor accounted for 17% of our purchases.

Accounts payable. As of April 30, 2020, one vendor accounted for 63% of the total trade accounts payable. As of April 30, 2019, two vendors accounted for 15% of the total trade accounts payable.

Reclassification

For the three and nine months ended April 30, 2020, share-based compensation expense of $46,000 and $593,000 has been included in selling, general and administrative expense to conform to current period presentation, respectively. This reclassification did not have an impact on our results of operations or financial condition for the three and nine months ended April 30, 2020 and 2019.

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

5. Stockholders’ Equity

Private Placement Financing – Fiscal Year 2020

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

The net proceeds to us from the Private Placement, after deducting estimated fees and other offering expenses, were approximately $2,000,000. We expect to use the net proceeds for general corporate purposes, including our research and development efforts, and for general administrative expenses and working capital.

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

Private Placement Financing – Fiscal Year 2019

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

Warrant Financing – Fiscal Year 2019

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

Other Activity

During the three months ended October 31, 2017, we entered into a two-year service agreement for business development services. In accordance with the agreement we issued 50,000 shares of common stock, with a value of $51,000. The value was capitalized to prepaid expense and is being amortized over the term of the agreement. During the three and nine months ended April 30, 2020, we recognized zero and $4,000 of expense related to these services, respectively. During the three and nine months ended April 30, 2019, we recognized $6,000 and $19,000 of expense related to these services, respectively.

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

During the nine month period ended April 30, 2020, the Company recognized $49,000 of compensation cost relating to the shares vesting during the period. In addition, the Company accelerated the vesting of 400,000 shares of stock issued to Henry R. Lambert with a remaining value of $162,000 upon his retirement during the period. In total, the Company recognized $211,000 from the vesting of these restricted stock units. For the nine months ended April 30, 2019 share-based compensation expense for RSUs was $1,007,000, of which $489,000 was due the accelerated vesting of RSU’s held by Dave Pfanzelter, the former Chairman of our Board. Mr. Pfanzelter retired from our Board in August 2018.

During the nine months ended April 30, 2020 there were no Restricted Stock Units granted, and 400,000 shares were settled and delivered to Mr. Lambert upon his retirement. At April 30, 2020, all outstanding RSUs were fully vested with no unrecognized non-cash compensation expense remaining.

As of April 30, 2020, 1,512,500 RSUs are issuable. These RSUs are issued upon settlement date which is defined as “for each Vested Unit, the earliest of (i) the ten-year anniversary of the Grant Date; (ii) sixty days after the date the Grantee’s Service ceases for any reason and such cessation constitutes a “separation from service” within the meaning of Section 409A of the Code; (iii) the date of Grantee’s death or (iv) the date of a Change in Control that constitutes a “change in control event” within the meaning of Section 409A of the Code”.

A summary of our restricted stock unit activity and related data is as follows:

Outstanding at July 31, 2019	1,912,500
Granted	—
Vested	(400,000)
Forfeited	—
Outstanding at April 30, 2020	1,512,500

All of the 1,512,500 RSUs outstanding as of April 30, 2020 are fully vested and the underlying common stock has not been delivered and remains outstanding, as set forth in the RSU agreements.

Stock Option Plans

2007 Equity Incentive Plan

In February 2016, we amended and restated our 2007 Equity Incentive Plan, the (“2007 Plan”), to, among other changes, increase the number of shares of common stock issuable under the 2007 Plan by 4,000,000 shares and extend the term of the 2007 Plan until February 4, 2026. The 2007 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of April 30, 2020, there were approximately 1,185,000 shares available for issuance under the 2007 Plan.

2017 Equity Incentive Plan

Our shareholders approved our 2017 Equity Incentive Plan (the “2017 Plan”) in January 2018, which has a share reserve of 5,000,000 shares of common stock that were registered under a Form S-8 filed with the SEC in February 2018. The 2017 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of April 30, 2020, there were approximately 831,000 shares available for issuance under the 2017 Plan.

During the nine months ended April 30, 2020, the Compensation Committee of the Board of Directors authorized the issuance of 1,240,000 stock options to our employees, officers and directors with a fair value of $265,000 as determined by the Black Scholes option pricing model. The vesting terms of the options vary between one and two years and carry a ten year term.

A summary of our stock option activity is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 31, 2019	7,363,125	$1.04	$—
Granted	1,240,000	$0.32	$4,000
Exercised	—	$—	—
Cancelled	(32,500)	$7.46	—
Outstanding at April 30, 2020	8,570,625	$0.91	$401,000

The weighted-average remaining contractual term of options outstanding at April 30, 2020 was 4.7 years.

For the nine months ended April 30, 2020 share-based compensation expense for stock options was $382,000. For the six months ended April 30, 2019 share-based compensation expense for stock options was $1,330,000, of which $739,000 was due the accelerated vesting of stock options held by Dave Pfanzelter, the former Chairman of our Board. Mr. Pfanzelter retired from our Board in August 2018.

At April 30, 2020, options to purchase 7,355,417 shares of common stock were exercisable. These options had a weighted-average exercise price of $0.99 and a weighted average remaining contractual term of 4.01 years. The weighted average grant date fair value for options granted during the nine months ended April 30, 2020 was $0.21. The total unrecognized compensation cost related to unvested stock option grants as of April 30, 2020 was approximately $205,000 and the weighted average period over which these grants are expected to vest is 1.47 years.

We use the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	Three Months Ended April 30, 2020	Three Months Ended April 30, 2019	Nine Months Ended April 30, 2020	Nine Months Ended April 30, 2019
Volatility	—%	82.24%	79.48%	75.67%
Risk-free interest rate	—%	2.55%	1.46%	2.63%
Dividend yield	—%	—%	0.0%	0.0%
Expected life	—	5.68 years	5.50 years	4.80 years

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

7. Related Party Transactions

As of April 30, 2020 and July 31, 2019, accounts payable include $60,000 in board fees due to officers and directors, respectively. Additionally, as of April 30, 2020, $124,000 was due to the company from the sale of product to Harmony Bioscience, Inc. PURE Chairman and CEO Tom Y. Lee is an affiliate of Harmony Bioscience.

8. Commitments and Contingencies

The global outbreak of COVID-19 has led to severe disruptions in general economic activities, as businesses and federal, state, and local governments take increasingly broad actions to mitigate this public health crisis. We have not experienced a material disruption to our business. However, on a go-forward basis, we cannot guarantee the overall economic conditions will not effect our business, as these conditions may significantly negatively impact all aspects of our business. Our business is dependent on the continued health and productivity of our employees, including our sales staff and corporate management team. Individually and collectively, the consequences of the COVID-19 outbreak could have a material adverse effect on our business, sales, results of operations and financial condition.

Additionally, our liquidity could be negatively impacted if these conditions continue for a significant period of time and we may be required to pursue additional sources of financing to obtain working capital, maintain appropriate inventory levels, and meet our financial obligations. Currently, capital and credit markets have been disrupted by the crisis and our ability to obtain any required financing is not guaranteed and largely dependent upon evolving market conditions and other factors. Depending on the continued impact of the crisis, further actions may be required to improve our cash position and capital structure.

The extent to which the COVID-19 outbreak ultimately impacts our business, sales, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions resume and, more specifically, the effect it has on our customers and suppliers. Even after the COVID-19 outbreak has subsided, we may experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

9. Subsequent Events

On May 15, 2020, we entered into an initial one-year manufacturing supply and license agreement with Packers Sanitation Services, Inc. (“PSSI”) with a four-year renewal term option (the “Supply and License Agreement”). The Supply and License Agreement consists of packaging, promotion, advertising, and distribution of PURE’s SDC-based products.

Pursuant to the Supply and License Agreement, we granted an exclusive license to our patents and technology know-how for packaging, promotion, advertising, and distribution of our SDC-based products to PSSI and PSSI will have the right to appoint sub-licensees to promote, advertise, distribute, and sell licensed products. Additionally, the Supply and License Agreement provides that PSSI will be our exclusive distributor for hard surface disinfection, sanitization and cleaning of protein food processing. PSSI has also agreed to be the non-exclusive distributor of our SDC-based products for hard surface disinfection, sanitization and cleaning of non-residential buildings, food and beverage manufacturing and processing facilities, food service facilities, non-food processing facilities, and education facilities. The exclusive license is contingent on PSSI purchasing certain quantities of our SDC-based products at a fixed price. The Supply and License Agreement contains certain customary representations of the parties and customary indemnification provisions and liability limitations and may be terminated by either party upon the material breach of the terms of the agreement by the other party, or if the other party becomes insolvent.

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

Recent Events Related to COVID-19

The global outbreak of COVID-19 has led to severe disruptions in general economic activities, as businesses and federal, state, and local governments take increasingly broad actions to mitigate this public health crisis. As a result, we have addressed the ongoing pandemic’s impact, including taking precautionary measures and making operational adjustments where necessary. The impact of COVID-19 and responses of governments, businesses, consumers, and others to the pandemic are affecting our business in various ways; however, we believe that the actions we are taking will help us emerge from this global pandemic in a position for long-term growth.

While we have experienced some delays related to final third-party validation of certain of our products and product rollouts by customers using PURE Control, we have not experienced a material disruption in our business. Additionally, we have significantly increased our manufacturing production capacity due to increased and continued demand for our products. Additionally, to date, we have had no material disruption in our access to necessary raw materials or with our distribution network.

Our business is dependent on the continued health and productivity of our employees, including our sales staff and corporate management team. Individually and collectively, the consequences of the COVID-19 outbreak could have a material adverse effect on our business, sales, results of operations and financial condition.

Additionally, our liquidity could be negatively impacted if these conditions continue for a significant period of time and we may be required to pursue additional sources of financing to obtain working capital, maintain appropriate inventory levels, and meet our financial obligations. Currently, capital and credit markets have been disrupted by the crisis and our ability to obtain any required financing is not guaranteed and largely dependent upon evolving market conditions and other factors. Depending on the continued impact of the crisis, further actions may be required to improve our cash position and capital structure.

For further discussion of the possible impacts of the COVID-19 pandemic on our business, financial conditions and results of operations, see “Risk Factors” in Part II, Item 1A of this Report.

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

Comparison of the Three Months Ended April 30, 2020 and 2019

Net Product Sales

Net product sales were $2,221,000 and $312,000 for the three months ended April 30, 2020 and 2019, respectively. The increase of $1,909,000 was primarily attributable to increased sales across our distribution and end-user network servicing the food processing and transportation industry.

For the three months ended April 30, 2020, two individual customers accounted for 22% and 11% of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 95% U.S., 5% international.

For the three months ended April 30, 2019, two individual customers accounted for 13% and 12% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

Cost of Goods Sold

Cost of goods sold was $972,000 and $117,000 for the three months ended April 30, 2020 and 2019, respectively. The increase of $855,000 was primarily attributable to increased product sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 56% and 63% for the three months ended April 30, 2020 and 2019, respectively. The decrease in gross margin percentage was primarily attributable to the sale of lower margin formulations and packaging configurations of our products during the three months ended April 30, 2020, as compared with the prior period.

Selling, General and Administrative Expense

Selling, general and administrative expense was $690,000 and $1,022,000 for the three months ended April 30, 2020 and 2019, respectively. The decrease of $332,000 was primarily attributable to decreased personnel costs, as well as, decreased business development, marketing, board fees and share-based compensation.

Share-based compensation expense included in selling, general and administrative expense, was $46,000 and $136,000 for the three months ended April 30, 2020 and 2019, respectively. The decrease of $90,000 is primarily due to the prior year vesting of stock options and restricted stock units granted to employees, directors and consultants supporting our selling, general and administrative functions.

Research and Development Expense

Research and development expense was $85,000 for the three months ended April 30, 2020 and 2019, respectively. Research and development expense primarily consists of personnel costs and consulting fees supporting our FDA approvals.

Inducement to Exercise Warrants

Inducement expense was zero and $960,000 for the three months ended April 30, 2020 and 2019, respectively. During the three months ended April 30, 2019, we amended outstanding warrants held by investors participating in our 2014 private placement financings. In accordance with the terms of the amendment the strike price for the warrants was reduced. As a result, we recorded a one-time inducement expense of $960,000 during the three months ended April 30, 2019.

Comparison of the Nine Months Ended April 30, 2020 and 2019

Net Product Sales

Net product sales were $2,968,000 and $1,296,000 for the nine months ended April 30, 2020 and 2019, respectively. The increase of $1,672,000 was primarily attributable to increased sales across our distribution and end-user network servicing the food processing and transportation industry.

For the nine months ended April 30, 2020, two individual customers accounted for 17% and 12% of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 96% U.S., 4% international.

For the nine months ended April 30, 2019, two individual customers accounted for 12% and 11% of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

Cost of Goods Sold

Cost of goods sold was $1,270,000 and $480,000 for the nine months ended April 30, 2020 and 2019, respectively. The increase of $790,000 was primarily attributable to increased product sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 57% and 63% for the nine months ended April 30, 2020 and 2019, respectively. The decrease in gross margin percentage was primarily attributable to the sale of lower margin formulations and packaging configurations of our products during the nine months ended April 30, 2020, as compared with the prior period.

Selling, General and Administrative Expense

Selling, general and administrative expense was $2,790,000 and $5,334,000 for the nine months ended April 30, 2020 and 2019, respectively. The decrease of $2,544,000 was primarily attributable to decreased personnel costs, as well as, decreased business development, marketing, board fees and share-based compensation.

Share-based compensation expense included in selling, general and administrative expense, was $593,000 and $2,337,000 for the nine months ended April 30, 2020 and 2019, respectively. The decrease of $1,744,000 is primarily due to the prior year accelerated vesting of stock options and restricted stock units held by Dave Pfanzelter, the former Chairman of our Board (See Note 6 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

Research and Development Expense

Research and development expense was $227,000 and $249,000 for the nine months ended April 30, 2020 and 2019, respectively. The decrease of $22,000 was primarily attributable to reduced spending on research supporting our FDA approvals.

Liquidity and Capital Resources

The condensed consolidated financial statements set forth in this quarterly report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the nine months ended April 30, 2020, we incurred a net loss of $1,318,000 and used cash in operations of $1,162,000. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date of the financial statements being issued. Our ability to continue as a going concern is dependent upon our ability to generate positive operating cash flow and implement the Company’s business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. In addition, our independent registered public accounting firm, in its report on the Company’s July 31, 2019 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

Since our inception, we have financed our operations primarily through public and private offerings of securities, debt financing, and revenue from product sales and license agreements. While we have a history of recurring losses, during the three months ended April 30, 2020, we generated a significant increase in sales resulting in net income of approximately $473,000. However, we cannot be certain that this sales momentum will continue.

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

While we generated net income for the three months ended April 30, 2020 and, as of the date hereof, expect to commence generating positive operating cash flow by July 31, 2020, we do not have, and may never have, significant cash inflows from product sales or from other sources of revenue to fund our operations. Until we can continually generate positive cash flow from operations, we will need to continue to fund our operations with the proceeds of offerings of our equity and debt securities. However, we cannot assure you that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

As of April 30, 2020, we had $2,097,000 in cash and cash equivalents compared with $473,000 in cash and cash equivalents as of July 31, 2019. The net increase in cash and cash equivalents was primarily attributable to funds received by our October 2019 and March 2020 private placement financings offset by cash used to run our operations.

Additionally, as of April 30, 2020, we had $1,491,000 of current liabilities, including $1,286,000 in accounts payable, compared with $738,000 of current liabilities, including $553,000 in accounts payable as of July 31, 2019. The net increase in current liabilities was primarily due to trade payables due to our contract manufacture.

In addition, from time to time we have entered into employment agreements with our executives that, under certain cases, provide for the continuation of salary and certain other benefits if these executives are terminated under specified circumstances. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. As of April 30, 2020, no events have occurred resulting in the obligation of any such payments.

While, as discussed above, certain factors raise substantial doubt about our ability to continue as a going concern, we currently believe our available cash, our current efforts to market and sell our products, and our ability to significantly reduce expenses, will provide sufficient cash resources to satisfy our needs over the next 12 months.

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

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the three and nine months ended April 30, 2020 and 2019, no impairment of long-lived assets was indicated or recorded.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, concluded that there were no changes in our internal controls over financial reporting during the three months ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Related to Our Business and Industry

We have a history of losses, and we may not maintain profitability.

We had a loss of $6.6 million for the fiscal year ended July 31, 2019, and a loss of $7.4 million for the fiscal year ended July 31, 2018. As of July 31, 2019, we have incurred a cumulative net loss of approximately $124 million. We had net income of $473,000 for the three months ended April 30, 2020. We cannot be certain that we will generate net income in future periods and we may to continue to have losses in future periods. Other than our agreement with Packers Sanitation Services, Inc., none of our existing agreements, including those with Subway and Chipotle, contain provisions that provide for fixed or minimum revenues. If the penetration into the marketplace of PURE Hard Surface, PURE Control and our other SDC-based products is unsuccessful, our revenue growth is slower than anticipated or our operating expenses exceed expectations, we may not maintain profitability, and we may never achieve profitability again. Slower than anticipated revenue growth could force us to reduce our sales and marketing efforts, our product testing and optimization, and our product development and regulatory initiatives, and/or force us to reduce the size and scope of our operations, to sell or license our technologies to third parties, or to cease operations altogether. Given our recent introduction of our SDC-based products in the food safety market, we are unable to predict the extent of any future income or our future losses and we may not be able to sustain or increase profitability on an ongoing basis.

The currently evolving situation related to the COVID-19 pandemic could adversely affect our business, financial condition and results of operations.

The global outbreak of COVID-19 has led to severe disruptions in general economic activities, as businesses and federal, state, and local governments take increasingly broad actions to mitigate this public health crisis. While we have experienced some delays related to final third-party validation of certain of our products and product rollouts by customers using PURE Control, we have not experienced a material disruption to our business. However, on a go-forward basis, we cannot guarantee the overall economic conditions will not affect our business, as these conditions may significantly negatively impact all aspects of our business. Our business is dependent on the continued health and productivity of our employees, including our sales staff and corporate management team.

Additionally, our liquidity could be negatively impacted if these conditions continue for a significant period of time and we may be required to pursue additional sources of financing to obtain working capital, maintain appropriate inventory levels, and meet our financial obligations. Currently, capital and credit markets have been disrupted by the crisis and our ability to obtain any required financing is not guaranteed and largely dependent upon evolving market conditions and other factors. Depending on the continued impact of the crisis, further actions may be required to improve our cash position and capital structure.

The extent to which the COVID-19 outbreak ultimately impacts our business, sales, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions resume and, more specifically, the effect it has on our customers and suppliers. Even after the COVID-19 outbreak has subsided, we may experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

3.1	Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.1.1	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.2	Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

3.2.1	Amendment to the Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

10.1	Supply and License Agreement, effective May 1, 2020, by and between Pure Bioscience, Inc. and Packers Sanitation Services, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on May 21, 2020)

31.1 *	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 30, 2020 and July 31, 2019; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2020 and 2019; (iii) Condensed Consolidated Statements of Stockholders’ equity for the three and nine months ended April 30, 2020 and 2019 ;(iv) Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2020 and 2019; and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE, INC.

Date: June 11, 2020	By:	/s/ TOM Y. LEE
Tom Y. Lee, Chief Executive Officer (Principal Executive Officer)

Date: June 11, 2020	By:	/s/ MARK S. ELLIOTT
Mark S. Elliott, Vice President, Finance
(Principal Financial and Accounting Officer)

