Form 10-K
period 2020-07-31
PURE BIOSCIENCE, INC.
filed 2020-10-08
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2020

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

The aggregate market value of the registrant’s voting stock held by non-affiliates, as of the last day of the registrant’s second quarter, was approximately $19,500,000 (computed on the basis of the closing price of the common stock on the OTCQB Bulletin Board on January 31, 2020). For purposes of this computation only, all executive officers, directors and 10% or greater stockholders have been deemed affiliates.

As of October 8, 2020, there were 87,072,951 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

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

We believe there is a significant market opportunity for our safe, non-toxic, non-caustic and effective SDC-based solutions. We currently offer PURE® Hard Surface as a food contact surface sanitizer and disinfectant to restaurant chains, food processors and food transportation companies. We also offer PURE Control® as a direct food contact processing aid. In addition to our direct sales efforts with PURE Hard Surface and PURE Control, we market and sell our SDC-based products indirectly through third-party distributors supporting various industries.

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

Limitations of Existing Food Safety Solutions

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

Business Strategy

Our goal is to become a sustainable company by commercializing the SDC-based products we have developed with our proprietary technology platform. We are focused on delivering leading antimicrobial products that address food safety risks across the food industry supply chain. Key aspects of our business strategy include:

●	Expanding sales and distribution for our products into the food industry with a focus on a dual track of food safety market opportunities:

●	Hard Surface Disinfectant - commercializing our current EPA registered PURE Hard Surface disinfectant and sanitizer for use in foodservice operations, food manufacturing and food transportation.

●	Direct Food Contact - commercializing FDA approved PURE Control as a direct food contact processing aid for fresh produce; commercializing FDA approved PURE Control as a food processing and intervention aid for food processors treating raw poultry in pre and post on-line reprocessing.

●	Continuing to grow and establish new strategic alliances to maximize the commercial potential of our technology platform;

●	Continuing to partner with third parties who are seeking, or intend to seek, approvals to market SDC-based products in markets outside the U.S.

●	Developing additional proprietary products and applications; and

●	Protecting and enhancing our intellectual property.

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

PURE Control®

We have the necessary regulatory approvals from the FDA to offer PURE Control as a direct food contact processing aid for fresh produce and raw poultry. We also have regulatory approvals from the USDA for certain methods of application of PURE Control on poultry. Additionally, subject to the results of our focused in-plant validation efforts for our approved produce and poultry solutions, we intend to seek approval to utilize PURE Control as a direct food contact processing aid for raw meats, including beef and pork.

Poultry Processing Aid. In May 2017, we received the required approvals from the FDA stating that our food contact notification for SDC as a raw poultry processing aid is complete. We received a “No Objection Letter” from the USDA’s Food Safety and Inspection Service (FSIS) granting approval for the higher concentrations of SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry.

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

Further, we own the registered trademarks or pending trademark applications for PURE Bioscience®, Powered by SDC Ag+®, PURE®, Axenohl®, Axen®, SILVÉRION®, and PURE Control®. In addition, we have applications for other trademarks pending around the world, which may or may not be granted. We previously allowed the marks Kinderguard®, Cruise Control®, Staphacide® , Nutripure®, Elderguard®, and Critterguard® to go abandoned, as they were no longer in line with our food safety business strategy.

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

Sales Concentration

Net product sales were $6,917,000 and $1,909,000 for the years ended July 31, 2020 and 2019, respectively. The increase of $5,008,000 was attributable to increased sales across our distribution and end-user network servicing the food processing and transportation industry. Our top three customers accounted for $2,757,000 of net product sales for the year ended July 31, 2020. For the year ended July 31, 2020, three individual customers accounted for 16%, 13% and 11% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 98% U.S. and 2% foreign. For the year ended July 31, 2019, one individual customer accounted for 15%, and two individual customers accounted for 11% of our net product sales. No other individual customer accounted for 10% or more of our net product sales.

From time to time, one or a small number of our customers may represent a significant percentage of our revenue. Our three largest customers accounted for 40% of our revenue for the fiscal year ended July 31, 2020. Although we have agreements with many of our customers, these agreements typically do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers to significantly reduce the amount of product ordered or license fees paid, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

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

Because SDC is a new antimicrobial technology to the food industry, our success will depend, in part, upon our ability to achieve a share of our target markets at the expense of established and future products. Even where SDC may have technological competitive advantages over competing products, we, our partners, or our distributors, will need to invest significant resources in order to attempt to displace traditional technologies sold by, what are in many cases, well-known industry leaders.

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

Employees

As of October 8, 2020, we employed 10 full-time and 1 part-time employee. We believe that we have been successful in attracting skilled and experienced personnel, but competition for personnel is intense and there can be no assurance that we will be able to attract and retain qualified personnel in the future. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

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

We had net income of $4,000 for the fiscal year ended July 31, 2020 but had a loss of $6.6 million for the fiscal year ended July 31, 2019. As of July 31, 2020, we have incurred a cumulative net loss of approximately $123 million. We cannot be certain that we will continue to generate net income in future periods and we may to continue to have losses in future periods. Other than our agreement with Packers Sanitation Services, Inc., none of our existing agreements, including those with Subway and Chipotle, contain provisions that provide for fixed or minimum revenues. If the penetration into the marketplace of PURE Hard Surface, PURE Control and our other SDC-based products is unsuccessful, our revenue growth is slower than anticipated or our operating expenses exceed expectations, we may not maintain profitability, and we may never achieve profitability again. Slower than anticipated revenue growth could force us to reduce our sales and marketing efforts, our product testing and optimization, and our product development and regulatory initiatives, and/or force us to reduce the size and scope of our operations, to sell or license our technologies to third parties, or to cease operations altogether. Given our recent introduction of our SDC-based products in the food safety market, we are unable to predict the extent of any future income or our future losses and we may not be able to sustain or increase profitability on an ongoing basis.

The currently evolving situation related to the COVID-19 pandemic could adversely affect our business, financial condition and results of operations.

The COVID-19 pandemic has led to severe disruptions in general economic activities, as businesses and federal, state, and local governments take increasingly broad actions to mitigate this public health crisis. While we have experienced some delays related to final third-party validation of certain of our products and product rollouts by customers using PURE Control, we have not experienced a material disruption to our business. In addition, we have benefited from increased demand from our customers for our PURE Hard Surface product due to a focus on surface disinfecting in response to attempting to prevent COVID-19 transmission. We cannot assure you that such increased demand will continue. Further, on a go-forward basis, we cannot guarantee the overall economic conditions will not affect our business, as these conditions may significantly negatively impact all aspects of our business. Our business is dependent on the continued health and productivity of our employees, including our sales staff and corporate management team.

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

The extent to which the COVID-19 pandemic ultimately impacts our business, sales, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions resume and, more specifically, the effect it has on our customers and suppliers. Even after the COVID-19 pandemic has subsided, we may experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

Raising additional funds by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

We may need to increase our liquidity and capital resources in future periods. We have a history of raising funds through offerings of our common stock and warrants to purchase shares of our common stock, and we may in the future raise additional funds through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements. To the extent that we raise additional capital by issuing equity securities, our stockholders’ ownership will be diluted. Additionally, any debt financing we obtain may involve covenants that restrict our operations. These restrictive covenants may include, among other things, limitations on borrowing, specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens on our assets, pay dividends on or redeem our capital stock or make investments. In addition, if we raise funds through collaboration and licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to us or relinquish potentially valuable rights to our products or proprietary technologies. We may be required in future collaborations to relinquish all or a portion of our sales and marketing rights with respect to our products or license intellectual property that enable licensees to develop competing products in order to complete any such transaction.

As of October 8, 2020, we have 98,846,091 shares of common stock issued and outstanding or reserved for issuance under equity compensation plans, vested and unvested options, warrants, and unvested restricted stock units. Our current authorized capital stock is limited to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Any increase in our authorized capital stock would require the approval of a majority of our shareholders as well as the approval of our Board of Directors. If we were unable to increase our authorized capital stock for any reason, our ability to raise additional capital through the issuance of equity or convertible debt would be severely compromised and we may be unable to obtain equity or convertible debt capital at all.

We need to continue to increase customer awareness and adoption of our food safety product offerings, PURE Hard Surface and PURE Control.

Our success will depend on our ability to continue to increase customer awareness and adoption of our food safety product offerings, PURE Hard Surface and PURE Control. We only recently received the required FDA and USDA approvals to market PURE Control as a direct food contact processing aid for fresh produce and as a spray or dip applied to raw poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing. Due to the recent introduction of our food safety products and the importance of food safety to our customers, the sales cycle to secure new customers is long and unpredictable. We have encountered and likely will continue to encounter risks and difficulties associated with introducing or establishing new commercial products in this highly competitive and rapidly evolving market. These risks include the following, among others:

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

In addition, our budgeted expense levels are based in part on our expectations concerning current and future revenues from sales of our products and services, and from collaborations with third parties. However, we may not correctly predict the amount or timing of future revenues. In addition, we may not be able to adjust our operations in a timely manner to compensate for any unexpected shortfall in our revenues or we may increase our expenses as part of implementing our long-term business plan. As a result, a significant shortfall in our planned revenues or a significant increase in our planned expenses could have an immediate and material adverse effect on our business and financial condition. In such case, we may be required to issue additional equity or debt securities or enter into other commercial arrangements, including relationships with corporate and other partners, sooner than anticipated to secure the additional financial resources to support our development efforts and future operations.

Our quarterly operating results may vary, which could negatively affect the market price of our common stock.

Because of our limited operating history and the early commercial stage of our SDC-based products in the food safety market, we have limited insight into trends that may emerge and affect our business. Forecasting future revenues is difficult, especially because we have only recent begun to generate meaningful revenues from the sale of our SDC-based products, our products are novel, and market acceptance of our products is reliant on our customers’ confidence, based on scientific data and actual in-plant trials, that our product can improve their food safety efforts. Because food safety is such a critical factor to our customers and potential customers, we often experience long sales cycles and our customers often require extensive evaluation and in-plant trial periods before agreeing to use our products throughout their systems. In addition, fluctuations in the buying patterns of our current or potential customers could significantly affect the level of our sales on a period to period basis. Additional factors that could cause our financial results to fluctuate unexpectedly, include: the mix of product sales, the cost of product sales, our ability to meet customer demand, delays in achieving our regulatory milestones, changes in our operating expenses, including non-cash expenses such as the fair value of stock options granted to our employees, and manufacturing or supply issues. As a result, our quarterly operating results may vary, which could negatively affect the market price of our common stock.

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

From time to time, one or a small number of our customers may represent a significant percentage of our revenue. Our three largest customers accounted for 40% of our net product sales for the fiscal year ended July 31, 2020. Our three largest customers accounted for 16%, 13% and 11% of net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. Although we have agreements with many of our customers, these agreements typically do not prohibit customers from purchasing products and services from competitors or contain minimum purchase obligations. A decision by any of our major customers to significantly reduce the amount of product ordered or license fees paid, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

We are dependent on our core SDC technology and if our efforts to achieve or maintain market acceptance of our core SDC technology are not successful, we are unlikely to continue to maintain profitability.

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

We have limited experience in the sales, marketing and distribution of our products in the food safety market. We began to focus on the food safety market in August 2013. We received the required FDA approvals to market PURE Control as a direct food contact processing aid for fresh produce in January 2016. We received the required USDA and FDA approvals to market PURE Control for use as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry in July 2016 and May 2017, respectively. As a result, our sales and marketing experience with these products are limited, and our current sales, distribution and marketing strategies and programs may not be successful. Further, due to the recent introduction of our food safety products and the importance of food safety to our customers, the sales cycle to secure a new customer is long and unpredictable. Potential customers typically require that we complete extensive in-plant validation studies with our products. We may not be successful in demonstrating the effectiveness of PURE Control in actual in-plant use situations or satisfy the requirements of our potential customers. Moreover, we may not be successful in converting in-plant trials into customer product orders. We also have a relatively small sales and marketing organization and a limited number of distributors. We may not be able to establish the sales, marketing, and distribution capabilities necessary to build our business and generate sufficient revenues to support our operations and the implementation of our business plan.

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

In order to implement our business plan and achieve and maintain market acceptance of our SDC-based products, we expect to expand our business operations and hire additional sales and support personnel. We may not have sufficient resources to do so. If we hire additional personnel and invest in additional infrastructure, we may not be effective in expanding our operations and our systems, procedures or controls may not be adequate to support any such expansion. Failure to properly manage our growth could have a material adverse effect on our business and our operating results.

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

At July 31, 2020, we had federal and state tax net operating loss carry-forwards of approximately $106.2 million and $61.8 million, respectively. Utilization of these net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred, including with respect to our recent private placements, or that could occur in the future, as required by Section 382 of the Internal Revenue Code as well as similar state provisions. These ownership changes may limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since our formation, we have raised capital through the issuance of capital stock on several occasions (both before and after our initial public offering in 1996) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future based upon subsequent disposition. While we believe that we have not experienced an ownership change, the pertinent tax rules related thereto are complex and subject to varying interpretations, and thus the applicable taxing authorities may take an alternative position.

Our current federal tax loss carry-forwards began expiring in the year ended July 31, 2020 and, unless previously utilized, all but $2.4 million will completely expire in the year ending July 31, 2038. The $2.4 million can be carried forward indefinitely. Our state tax loss carry-forwards began to expire in the year ending July 31, 2029, and will completely expire in the year ending July 31, 2040.

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

We have historically supported our operations through the issuance of equity securities and may continue to do so in the future. For example, during October 2019 and March 2020, we completed two closings of a private placement financings to accredited investors, in which we raised net proceeds of approximately $2,830,000 in the Closings and issued an aggregate of 9,758,619 shares of our common stock at a purchase price of $0.29 per share. Although we may not be successful in obtaining financing through equity sales on terms that are favorable to us in the future, if at all, any such sales that do occur could result in substantial dilution to the interests of existing holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock or other equity securities to any new investors, or the anticipation of such sales, could cause the trading price of our common stock to fall.

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

Holders

As of October 8, 2020, we had approximately 224 holders of record of our common stock. This does not include beneficial owners holding common stock in street name.

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

We believe there is a significant market opportunity for our safe, non-toxic, non-caustic and effective SDC-based solutions. We currently offer PURE® Hard Surface as a food contact surface sanitizer and disinfectant to restaurant chains, food processors and food transportation companies. We also offer PURE Control® as a direct food contact processing aid. In addition to our direct sales efforts with PURE Hard Surface and PURE Control, we market and sell our SDC-based products indirectly through third-party distributors supporting various industries.

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

COVID-19

The COVID-19 pandemic has led to severe disruptions in general economic activities, as businesses and federal, state, and local governments take increasingly broad actions to mitigate this public health crisis. While we have experienced some delays related to final third-party validation of certain of our products and product rollouts by customers using PURE Control, we have not experienced a material disruption to our business. In addition, we have benefited from increased demand from our customers for our PURE Hard Surface product due to a focus on surface disinfecting in response to attempting to prevent COVID-19 transmission. We cannot assure you that such increased demand will continue. Further, on a go-forward basis, we cannot guarantee the overall economic conditions will not affect our business, as these conditions may significantly negatively impact all aspects of our business. Our business is dependent on the continued health and productivity of our employees, including our sales staff and corporate management team.

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

The extent to which the COVID-19 pandemic ultimately impacts our business, sales, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions resume and, more specifically, the effect it has on our customers and suppliers. Even after the COVID-19 pandemic has subsided, we may experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

Results of Operations – Comparison of the Years Ended July 31, 2020 and 2019

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

Net Product Sales

Net product sales were $6,917,000 and $1,909,000 for the years ended July 31, 2020 and 2019, respectively. The increase of $5,008,000 was attributable to increased sales across our distribution and end-user network servicing the food processing, transportation and janitorial industry. Our top three customers accounted for $2,757,000 of net product sales for the year ended July 31, 2020.

For the year ended July 31, 2020, three individual customers accounted for 16%, 13% and 11% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 98% U.S. and 2% foreign.

For the year ended July 31, 2019, one individual customer accounted for 15%, and two individual customers accounted for 11% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales occurred in the United States.

Cost of Goods Sold

Cost of goods sold was $2,896,000 and $728,000 for the years ended July 31, 2020 and 2019, respectively. The increase of $2,168,000 was primarily attributable to increased product sales.

Gross margin, as a percentage of net product sales, was 58% and 62% for the years ended July 31, 2020 and 2019, respectively. The decrease in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the fiscal year ended July 31, 2019 as compared with the current year.

Selling, General and Administrative Expense

Selling, general and administrative expense was $3,695,000 and $6,416,000 for the years ended July 31, 2020 and 2019, respectively. The decrease of $2,721,000 was primarily attributable to decreased personnel costs, as well as, decreased business development, marketing, board fees and share-based compensation.

Share-based compensation expense included in selling, general and administrative expense, was $787,000 and $2,449,000 for the fiscal year ended July 31, 2020 and 2019, respectively. The decrease of $1,662,000 is primarily due to the prior year vesting of stock options and restricted stock units granted to employees, directors and consultants supporting our selling, general and administrative functions.

Research and Development Expense

Research and development expense was $322,000 and $354,000 for the years ended July 31, 2020 and 2019, respectively. The decrease of $32,000 was primarily attributable to reduced personnel costs and reductions in third-party testing and research supporting our FDA approval efforts.

Inducement to Exercise Warrants

Inducement expense was zero and $960,000 for the fiscal year ended July 31, 2020 and 2019, respectively. During the fiscal year ended July 31, 2019, we amended outstanding warrants held by investors participating in our 2014 private placement financings. In accordance with the terms of the amendment the strike price for the warrants was reduced. As a result, we recorded an inducement expense of $960,000 during the fiscal year ended July 31, 2019.

Modified EBITDA

In addition to our GAAP results, we present Modified EBITDA as a supplemental measure of our performance. However, Modified EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of liquidity. We define Modified EBITDA as net income (loss), plus interest expense, depreciation and amortization, stock-based compensation, and warrant inducement expense.

Management considers our core operating performance to be that which our managers can affect in any particular period through their management of the resources that affect our underlying revenue and profit generating operations during that period. Non-GAAP adjustments to our results prepared in accordance with GAAP are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Modified EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Modified EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Set forth below is a reconciliation of net loss to Modified EBITDA for the fiscal year ended July 31, 2020 and 2019:

	July 31,
	2020	2019
Net income (loss)	$4,000	$(6,554,000)
Add (deduct)
Other (income) expense	—	5,000
Depreciation and amortization	191,000	241,000
Inducement to exercise warrants		960,000
Stock-based compensation	787,000	2,449,000
Modified EBITDA	$982,000	$(2,899,000)

We present Modified EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Modified EBITDA in developing our internal budgets, forecasts and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; making compensation decisions; and in communications with our board of directors concerning our financial performance. Modified EBITDA has limitations as an analytical tool, which includes, among others, the following:

●	Modified EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

●	Modified EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Modified EBITDA does not reflect future interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Modified EBITDA does not reflect any cash requirements for such replacements.

Liquidity and Capital Resources

As of July 31, 2020, we had $3,914,000 in cash and cash equivalents compared with $473,000 in cash and cash equivalents as of July 31, 2019. The net increase in cash and cash equivalents was primarily attributable to increased cash collections from customer sales. Additionally, as of July 31, 2020, we had $1,512,000 of current liabilities, including $1,344,000 in accounts payable, compared with $738,000 of current liabilities, including $553,000 in accounts payable as of July 31, 2019. The net increase in current liabilities was primarily due to trade payables due to our contract manufacture.

We have a history of recurring losses, and as of July 31, 2020 we have incurred a cumulative net loss of $123,474,000. During the fiscal year ended July 31, 2019, we had a net loss of $6,554,000 and net product sales of $1,909,000. In addition, our cash on hand was $398,000 and we used $2,990,000 in cash to fund operations. During the fiscal year ended July 31, 2020, our financial performance significantly improved, and we recorded net income of $4,000, recorded net product sales of $6,917,000 and generated $669,000 of cash flows from operations. In addition, during the year ended July 31, 2020, we raised $2,830,000 through the sale of our common stock, resulting in a cash balance of $3,839,000 and stockholders’ equity of $4,811,000 at July 31, 2020. Based on current projections, we believe our available cash on-hand, our current efforts to market and sell our products, and our ability to significantly reduce expenses, will provide sufficient cash resources to satisfy our operational needs, for at least one year from the date these financial statements are issued.

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

The following table summarizes our contractual obligations as of July 31, 2020.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$12,000	$12,000	$—	—	—
	$12,000	$12,000	$—	—	—

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

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. There were no patent impairments during the fiscal years ended July 31, 2020 or 2019.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of our Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2020.

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

Information with respect to our directors as of October 8, 2020 is shown below.

Name	Age	Director Since	Position(s) Held
Tom Y. Lee, CPA	71	2014	Director, Chief Executive Officer
Ivan Chen	38	2018	Director
Dale Okuno	68	2019	Director

Tom Y. Lee, CPA was appointed to our Board on October 24, 2014 and, effective August 7, 2019, appointed as our President and Chief Executive Officer. Mr. Lee is currently the Chairman and CEO of Swabplus, Inc., a contract manufacturer of single-dose applicator and formulation OEM products, and has served as Chairman and CEO since 2008. Mr. Lee has experience in manufacturing and selling applicator and formulation OEM products, manufacturing and distributing products in Asia and is experienced in accounting matters. Mr. Lee was formerly audit committee chairman at First Continental Bank (which merged with United Commercial Bank in 2003). Mr. Lee has been an active CPA since 1983 and earned his Master of Science in accounting from California State University Long Beach and his Bachelors in Business Administration from TamKang University in Taipei, Taiwan. We believe Mr. Lee is qualified to serve on our Board due to his role as President and Chief Executive Officer of the Company and his leadership experience in manufacturing, distributing and selling products.

Ivan Chen was appointed to our Board on June 29, 2018. Mr. Chen, an attorney and entrepreneur, brings extensive experience in the healthcare and technology industries, with deep legal and strategic experience in areas including licensing, joint ventures, mergers & acquisitions, securities and corporate governance, and has been admitted to the bar in the states of California and New York. His experience includes serving as Director, Mergers & Acquisitions at eBay, Inc., a publicly-traded e-commerce platform. In this role, he led the negotiation and execution of numerous US and cross-border transactions. Prior to eBay, Mr. Chen focused on transactional, securities, and corporate governance matters while serving as an associate at Morrison & Foerster LLP and at Skadden, Arps, Meagher & Flom LLP, both large international law firms. Mr. Chen earned a J.D. from Harvard Law School, a master’s degree from the University of Cambridge, and a bachelor’s degree from Northwestern University. We believe that Mr. Chen is qualified to serve on our Board due to his experience in the healthcare and technology industries and his legal and strategic experience.

Dale Okuno was appointed to our Board on January 30, 2019. Mr. Okuno is Chief Executive Officer of Okuno Associates, Inc. an investment firm that focuses investments in technology companies. Prior to founding Okuno Associates, Mr. Okuno was founder and Chief Executive Officer of E-Z Data, Inc., a SaaS company, which he sold in 2009, a company that he founded in 1986. Mr. Okuno holds a BA in Philosophy and Psychology from San Jose State University. We believe that Mr. Okuno is qualified to serve on our Board due to his leadership and investment experience.

Information Regarding Our Executive Officers

Information with respect to our executive officers as of October 8, 2020 is shown below. Since Tom Y. Lee also serve on the Board, his biography is set forth under “Information Regarding the Board of Directors” above.

Name	Age	Position(s) Held	Position(s) Held Since
Tom Y. Lee, CPA	71	Chief Executive Officer	2019
Mark Elliott	45	Vice President, Finance	2015
Tom Meyers	68	Chief Operating Officer	2018

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

Family Relationships

Mr. Ivan Chen is the nephew of Mr. Tom Y. Lee. There are no other family relationships between any current director executive officer, or any director or executive offer during the fiscal year ended July 31, 2020.

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

Board and Committee Attendance

During the fiscal year ended July 31, 2020, the Board of Directors met six times and it took action by unanimous written consent four times. During the fiscal year ended July 31, 2020 our Audit Committee met four times. Each of the directors attended 100% of the meetings of the Board of Directors.

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

Board Oversight of Risk

The Board is actively involved in the oversight of risks that could affect the Company. The Board as a whole has responsibility for risk oversight of the Company’s risk management policies and procedures, with reviews of certain areas being conducted by the relevant Board committee. The Board satisfies this responsibility through reports by each Committee Chair regarding the Committee’s considerations and actions, as well as through regular reports directly from management responsible for oversight of particular risks within the Company. Specifically, the Board committees address the following risk areas:

●	The Compensation Committee is responsible for overseeing the management of risks related to the Company’s executive compensation plans and arrangements.

●	The Audit Committee discusses with management the Company’s major financial and other risk exposures and the steps management has taken to monitor and control such exposures.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth a summary of cash and non-cash compensation awarded, earned or paid for services rendered to us during the fiscal years ended July 31, 2020 and July 31, 2019 by our named executive officers, consisting of (i) each individual serving as principal executive officer during the fiscal year ended July 31, 2020 and (ii) our other two most highly compensated officers serving during the fiscal year ended July 31, 2020.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus	Option Awards ($)(2)		Stock Awards ($)(3)			All Other Compensation ($)(4)	Total Compensation ($)
Tom Y. Lee	2020	$—	—	$242,000	(5)	$			$46,000	$288,000
Chief Executive Officer	2019	$—	—	$—		$			$—	$—
Mark S. Elliott	2020	$125,000	—	$106,000	(6)		$—		$—	$231,000
Vice President Finance	2019	$180,000	—	$—			$—		$—	$180,000
Tom Myers	2020	$200,000	—	$88,000	(7)		$247,000	(8)	$—	$535,000
Chief Operating Officer	2019	$200,000	—	$—			$130,000	(9)	$—	$330,000
Henry R. Lambert	2020	$25,000	—	$—			$—		$58,000	$83,000
Former Chief Executive Officer (10)	2019	$175,000	—	$—			$99,000	(11)	$—	$274,000

(1)	Amounts reflect salary earned during the respective fiscal years. In August 2019, Mr. Elliott’s base salary was reduced from $180,000 to $125,000 per year.

(2)	Amounts for the years ended July 31, 2020 and 2019 reflect the grant date fair value for financial statement reporting purposes with respect to stock options granted during the respective fiscal years, calculated in accordance with authoritative guidance.

(3)	Amounts for the years ended July 31, 2020 and 2019 reflect the grant date fair value for financial statement reporting purposes with respect to stock awards granted during the respective fiscal years, calculated in accordance with authoritative guidance.

(4)	Represents $40,000 in Board fees and $6,000 for medical insurance payments reimbursed to Mr. Lee. Represents $58,000 paid to Mr. Lambert for consulting services.

(5)	Represents four awards consisting of options to purchase seven hundred thousand (700,000) shares of common stock.

(6)	Represents two awards consisting of options to purchase three hundred thousand (300,000) shares of common stock.

(7)	Represents two awards consisting of options to purchase two hundred fifty thousand (250,000) shares of common stock.

(8)	Represents an award consisting of five hundred thousand (500,000) RSUs.

(9)	Represents an award consisting of two hundred sixty two thousand five hundred (262,500) RSUs.

(10)	Mr. Lambert retired as Chief Executive Officer and President of the Company and from our Board and entered into a consulting role pursuant to a consulting agreement effective as of August 7, 2020.

(11)	Represents an award consisting of two hundred thousand (200,000) RSUs.

Narrative to Summary Compensation Table

The compensation program established for the Company’s executive officers consisted of the following elements:

Base Salary: The base salaries of our named executive officers depend on their job responsibilities, the market rate of compensation paid by companies in our industry for similar positions, our financial position and performance, and the strength of our business. Base salaries provide a fixed means of compensation in order to attract and retain talent. Mr. Lee received no base salary as Chief Executive Officer during the fiscal year ended July 31, 2020. Mr. Elliott’s salary was $125,000 per year during the fiscal year ended July 31, 2020. The base salary for Mr. Myers was $200,000 per year during the fiscal year ended July 31, 2020.

Performance-Based Cash Awards: As part of the Company’s executive compensation program, our executive officers are eligible to receive performance-based cash awards. The annual performance-based cash awards are based on the executive officer’s individual performance and the Company’s actual performance compared to the corporate goals approved by the Board and the Compensation Committee. Following the end of each fiscal year, the Board and the Compensation Committee is responsible for determining the bonus amount payable to an executive officer based on that executive officer’s individual performance during the fiscal year and its determination of the Company’s actual performance compared to the corporate goals established for that fiscal year. Due to the Company’s limited financial resources and performance, our named executive officers did not receive any performance-based cash bonuses for the years ended July 31, 2020 and 2019.

Long-Term Equity Awards: Equity ownership by our executive officers and key employees encourages them to create long-term value and aligns their interests with those of our stockholders. As a result, our executive compensation program provides for the issuance of stock options and restricted stock units (“RSUs”) as determined by the Compensation Committee and our Board.

Outstanding Equity Awards at Year-End

The following table provides a summary of all equity awards held by our named executive officers that were outstanding as of July 31, 2020.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of shares or Units of stock that have not vested(#)	Market Value of shares or Units of stock that have not vested ($)(1)
Tom Y. Lee	87,500	262,500	$0.79	5/15/2030	(2)
	50,000	150,000	$0.33	1/29/2030	(2)	—	$—
	37,500	112,500	$0.29	10/1/2029	(2)	—	$—
	100,000	—	$0.78	2/26/2023	(3)	—	$—
	200,000	—	$1.19	6/22/2027	(4)	—	$—
	100,000	—	$0.88	3/1/2022	(4)	—	$—
	100,000	—	$1.05	5/27/2021	(5)	—	$—
Mark Elliott	37,500	112,500	$0.33	1/29/2030	(6)	—	$—
	—	150,000	$0.79	5/15/2030	(6)	—	$—
	150,000	—	$0.78	2/26/2023	(7)	—	$—
	150,000	—	$0.88	3/1/2022	(8)	—	$—
	150,000	—	$1.15	5/11/2021	(9)	—	$—
	6,875	—	$6.72	7/14/2021		—	$—
	10,000	—	$0.86	1/24/2023		—	$—
Tom Myers						500,000	$715,000	(10)
	31,250	93,750	$0.33	1/29/2030	(11)	—	$—
	—	125,000	$0.79	5/15/2030	(11)	—	$—
	100,000	—	$0.78	2/26/2023	(12)	—	$—
	100,000	—	$0.88	3/1/2022	(13)	—	$—
	100,000	—	$1.15	5/11/2021	(14)	—	$—
	40,000	—	$0.73	2/6/2023		—	$—

(1)	The market value was determined by multiplying the number of shares underlying the awards by the closing price for our common stock on July 31, 2020, which was $1.43.

(2)	During the year ended July 31, 2020, we granted Mr. Lee awards consisting of an options to purchase seven hundred thousand (700,000) shares of common stock. 500,000 options vest quarterly over one year. The remaining 200,000 options vest quarterly over two years. All 700,000 options have a ten-year term

(3)	During the year ended July 31, 2018, we granted Mr. Lee a five year award consisting of an option to purchase one hundred thousand (100,000) shares of common stock. 50% of the option vested January 15, 2019 with the remaining 50% vesting on January 15, 2020.

(4)	During the year ended July 31, 2017, we granted Mr. Lee a ten year award consisting of an option to purchase two hundred thousand (200,000) shares of common stock. 50% of the option vested January 15, 2018 with the remaining 50% vesting on January 15, 2019. In addition, during the year ended July 31, 2017, we granted Mr. Lee an award consisting of an option to purchase one hundred thousand (100,000) shares of common stock. The option has a five-year term and vests in four quarterly installments.

(5)	During the year ended July 31, 2016, we granted Mr. Lee an award consisting of an option to purchase one hundred thousand (100,000) shares of common stock. The option has a five-year term and vests in four quarterly installments.

(6)	During the year ended July 31, 2020, we granted Mr. Elliott awards consisting of an options to purchase three hundred thousand (300,000) shares of common stock. The options have a five-year term and vest in four quarterly installments.

(7)	During the year ended July 31, 2018, we granted Mr. Elliott an award consisting of an option to purchase one hundred fifty thousand (150,000) shares of common stock. The option has a five-year term and vests in four quarterly installments.

(8)	During the year ended July 31, 2017, we granted Mr. Elliott an award consisting of an option to purchase one hundred fifty thousand (150,000) shares of common stock. The option has a five-year term and vests in four quarterly installments.

(9)	During the year ended July 31, 2016, we granted Mr. Elliott an award consisting of an option to purchase one hundred fifty thousand (150,000) shares of common stock. The option has a five-year term and vests in four quarterly installments.

(10)	During the year ended July 31, 2020, we granted Mr. Myers an award consisting of five hundred thousand (500,000) RSUs. The RSU vest in equal installments over a three year period and carry a ten year term.

(11)	During the year ended July 31, 2020, we granted Mr. Myers awards consisting of an options to purchase two hundred fifty thousand (250,000) shares of common stock. The options have a five-year term and vest in four quarterly installments.

(12)	During the year ended July 31, 2018, we granted Mr. Myers an award consisting of an option to purchase one hundred thousand (100,000) shares of common stock. The option has a five-year term and vests in four quarterly installments.
(13)	During the year ended July 31, 2017, we granted Mr. Myers an award consisting of an option to purchase one hundred thousand (100,000) shares of common stock. The option has a five-year term and vests in four quarterly installments.

(14)	During the year ended July 31, 2016, we granted Mr. Myers an award consisting of an option to purchase one hundred thousand (100,000) shares of common stock. The option has a five-year term and vests in four quarterly installments.

During the year ended July 31, 2020, Messrs. Lee, Elliott and Myers had 212,500, 37,500 and 31,250 option awards vest, respectively. The respective value on vesting was $51,000, $8,000 and $7,000 respectively.

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

During the fiscal year ended July 31, 2020, Messrs. Chen and Okuno received options to purchase 250,000 and 200,000 shares of common stock. The options vest fifty percent (50%) on the date of the next annual meeting and fifty percent (50%) on the date of the following year’s annual meeting.

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

The following table sets forth compensation earned in the fiscal year ended July 31, 2020 by each of our non-employee directors who are not named executive officers.

	Fees Earned or	Option	All Other	Total
	Paid in Cash	Awards	Compensation	Compensation
Name	($)	($)(1)	($)(2)	($)
Ivan Chen	$40,000	$86,000	—	$126,000
Dale Okuno	$40,000	$69,000	—	$109,000
Dr. Hagen	$—	$—	10,000	$10,000

(1) Amounts for the year ended July 31, 2020 reflect the grant date fair value for financial statement reporting purposes with respect to stock options granted during the fiscal year, calculated in accordance with authoritative guidance.

(2) Represents amounts accrued to Dr. Hagen for services on our scientific advisory board. Dr. Hagen did not seek reelection to the Board of Directors at our annual meeting of shareholders held in January 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information regarding the beneficial ownership of our common stock as of October 8, 2020, or the Evaluation Date, by: (i) each of our current directors, (ii) each of our named executive officers as set forth in Item 11 of this Annual Report, (iii) all such directors and executive officers as a group and (iv) our five percent or greater stockholders. The table is based upon information supplied by our officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Applicable percentages are based on 87,072,951 shares outstanding as of the Evaluation Date, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options or warrants or settlement of restricted stock units that are either immediately exercisable or exercisable within 60 days of the Evaluation Date. These shares are deemed to be outstanding and beneficially owned by the person holding those securities for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name (1)	Number of Shares Beneficially Owned		Percent of Common Stock
Tom Y. Lee	22,637,263	(2)	25.73%
Mark S. Elliott	614,225	(3)	*	%
Tom Myers	687,600	(4)	*	%
Dale Okuno	7,222,264	(5)	8.28%
Ivan Chen	712,500	(6)	*	%
All of our named executive officers and directors as a group (5 persons)	31,873,852	(7)	35.54%

*	Indicates less than one percent of the outstanding shares of the Company’s common stock.

(1)	Unless, noted below, the address for each person listed in the table is c/o PURE Bioscience, Inc., 9669 Hermosa Avenue Rancho Cucamonga, California 91730

(2)	Consists of 750,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 21,887,263 shares of common stock held directly by Mr. Lee and his spouse.

(3)	Consists of 541,875 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 72,350 shares of common stock held directly by Mr. Elliott.

(4)	Consists of 367,500 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 320,100 shares of common stock held directly by Mr. Myers.

(5)	Consists of 150,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 7,072,264 shares of common stock held directly by Mr. Okuno.

(6)	Consists of 262,500 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 450,000 shares of common stock held directly by Mr. Chen.

(7)	Consists of 2,071,875 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date and 29,801,977 shares of common stock, held by all directors and executive officers as a group.

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

To the Company’s knowledge, other than as described above, no person who, during the fiscal year ended July 31, 2020, was a director or officer of the Company, or beneficial owner of more than ten percent of the Company’s Common Stock (which is the only class of securities of the Company registered under Section 12 of the Act), failed to file on a timely basis reports required by Section 16 of the Act during such fiscal year.

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

The following table sets forth, as of July 31, 2020, information with respect to our equity compensation plans, and with respect to certain other options and warrants.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	7,232,875	$0.79	214,000
Equity compensation plans not approved by stockholders	2,200,000	1.18	—
Total	9,432,875	$0.88	214,000

(1)	Includes options only and does not include restricted stock units

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as described below and other than Board or employment relationships and compensation resulting from those employment relationships, no director, executive officer, 5% stockholder or immediate family member of any of the foregoing, was a party to any transaction or series of transactions since August 1, 2018 (the beginning of the year ended July 31, 2019), or is to be a party to any currently proposed transaction or series of proposed transactions, in which (i) we were or are to be a participant, (ii) the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at fiscal year-end for the fiscal years ended July 31, 2020 and 2019, which is $41,000, and (iii) any director, executive officer, or immediate family member of any of the foregoing had or will have a direct or indirect material interest.

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

Equity Transactions with our Directors and Officers

Since August 1, 2018, the Company has entered into the following equity investment transactions with its directors and officers:

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

●	During May, June, July and October of 2019, we completed four closings (the “Closings”) of a private placement financings to accredited investors. We raised net proceeds of $1,546,000 in the Closings and issued an aggregate of 5,331,031 shares of our common stock at a purchase price of $0.29 per share. The shares issued in the private placement financing were issued pursuant to a securities purchase agreement entered into with the investors. Messrs. Tom Y. Lee, Dale Okuno and Ivan Chen, each of whom is an accredited investor and a member of the Company’s Board of Directors, invested $290,000, $500,000 and $35,000, respectively, in the private placement financings. Mr. Lee also serves as the Company’s President and Chief Executive Officer.

●	On March 9, 2020, we entered into a Securities Purchase Agreement with various accredited investors with respect to a private placement financing (the “Private Placement”) and simultaneously completed the closing of the Private Placement. We raised net proceeds of approximately $2,000,000 in the Private Placement for an aggregate of 6,896,551 shares of our common stock at a purchase price of $0.29 per share. The per share purchase price was approved by our Board of Directors on February 24, 2020 and represents a 20% discount to the closing price of the Company’s common stock on that date. Tom Y. Lee, Dale Okuno and Ivan Chen, each of whom are accredited investors and members of the Company’s Board of Directors, invested $650,500, $450,000 and $52,000, respectively, in the Private Placement. Mr. Lee also serves as the Company’s President and Chief Executive Officer.

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

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee are or have been an officer or employee of us. During fiscal 2020, 2019 and 2018, no member of our Compensation Committee had any relationship with us requiring disclosure under Item 404 of Regulation S-K, except as set forth above, none of our executive officers served on the Compensation Committee (or its equivalent) or board of directors of another entity any of whose executive officers served on our Compensation Committee or board of directors.

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

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm’s Fee Summary

On November 14, 2019, the Audit Committee of the Board of Directors of Pure Bioscience, Inc. (the “Company”) dismissed Mayer Hoffman McCann P.C. as the Company’s independent registered public accounting firm and approved the engagement of Weinberg & Company, P.A. (“Weinberg”) as the Company’s independent registered public accounting firm. During the year ended July 31, 2020, audit fees billed to us from Weinberg totaled $49,000.

The following table provides information regarding the fees billed to us by Mayer Hoffman McCann P.C. for the years ended July 31, 2020 and 2019. Mayer Hoffman McCann P.C. leases substantially all of its personnel, who work under the control of Mayer Hoffman McCann P.C. shareholders, from wholly-owned subsidiaries of CBIZ, Inc., including CBIZ MHM, LLC, in an alternative practice structure. All fees described below were approved by the Board or the Audit Committee:

	For the years ended July 31,
	2020	2019
Audit Fees (1)	$9,000	$131,000
Tax Fees (2)	$14,000	$13,000
Other (3)	30,000	—
Total Fees	$53,000	$144,000

(1)	Audit Fees include fees for services rendered for the audit and quarterly reviews of our financial statements, including our Annual Report on Form 10-K and our periodic reports, and fees incurred related to the filings of registration statements.

(2)	Tax Fees consist of amounts billed by an affiliate of our independent auditors for services in connection with the preparation of our federal and state tax returns.

(3)	Consists of transition service fees.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	The list of financial statements filed in response to Part II, Item 8 is set forth at the end of this Annual Report.

	(2)	Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)		The following exhibits are filed as part of this Annual Report pursuant to Item 601 of Regulation S-K:

	3.1	Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

	3.1.1	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

	3.2	Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

	3.2.1	Amendment to the Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on December 7, 2016).

4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on December 7, 2016).

4.3	Description of Capital Stock

10.1	Amended and Restated PURE Bioscience 2007 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on February 5, 2016)

10.2 #	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.3 #	Employment Agreement dated as of October 23, 2013 between PURE Bioscience, Inc. and Henry R. Lambert (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.4 #	Form of RSU Agreement between PURE Bioscience, Inc. and Non-employee directors (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.5 #	RSU Agreement dated as of October 23, 2013 between PURE Bioscience, Inc. and Henry R. Lambert (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.6	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.7†	Manufacturing Supply Agreement, dated June 21, 2019, by and between Pure Bioscience Inc. and Intercon Chemical Company (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on June 26, 2019).

10.8 #	Form of RSU Agreement between PURE Bioscience, Inc. and executive officers (incorporated by reference to Exhibit 10.32 of the Annual Report on Form 10-K filed with the SEC on October 28, 2015)

10.9 #	Amendment to Executive Employment Agreement, dated January 19, 2017, by and between the Company and Henry Lambert (incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on January 20, 2017)

10.10 #	CEO RSU Agreement, dated as of June 22, 2017, by and between the Company and Henry Lambert (incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed with the SEC on June 23, 2017)

10.11 #	Form of Non-Employee Director RSU Agreement (Non-plan) (incorporated by reference to Exhibit 99.5 of the Current Report on Form 8-K filed with the SEC on June 23, 2017)

10.12 #	Form of Non-Employee Director Option Agreement (Non-plan) (incorporated by reference to Exhibit 99.6 of the Current Report on Form 8-K filed with the SEC on June 23, 2017)

10.13 #	Pure Bioscience, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 18, 2018)

10.14	Promissory Note, dated June 28, 2018, issued to Tom Y. Lee (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 2, 2018)

10.15	Consulting Agreement, dated June 28, 2018, by and between the Company and William Otis (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on July 2, 2018)

10.16	Consulting Agreement, dated August 13, 2018, by and between the Company and Dave Pfanzelter (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on August 7, 2018)

10.17	Amendment to Consultant Agreement, effective August 1, 2019, by and between the Company and Dave Pfanzelter (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on August 2, 2018).

10.18 #	Second Amendment to Employment Agreement, dated September 5, 2018, by and between the Company and Henry R. Lambert (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on September 7, 2018)

10.19	Form of Warrant Amendment (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on February 22, 2019)

10.20	Form of Amendment to Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on June 29, 2019).

10.21	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on October 3, 2019)

10.22	Sublease Agreement, effective July 25, 2019, by and between the Company and SwabPlus L.P. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on August 2, 2019).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K, filed with the SEC on October 13, 2009)

23.1 *	Consent of Weinberg and Company, P.A and Mayer Hoffman McCann P.C.

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	The following materials from the Company’s Annual Report on Form 10-K for the annual period ended July 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as at July 31, 2020 and 2019; (ii) Consolidated Statements of Operations for the years ended July 31, 2020 and 2019; (iii) Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the years ended July 31, 2020 and 2019; and (v) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
#	Management contract or compensatory plan or arrangement

†	Certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed. The Company hereby undertakes to provide further information regarding such redacted information to the Commission upon request.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE BIOSCIENCE, INC.	DATE

/s/ Tom Y. Lee	October 8, 2020
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

NAME	TITLE	DATE

/s/ TOM Y. Lee	Chief Executive Officer, Director	October 8, 2020
Tom Y. Lee	Principal Executive Officer

/s/ MARK S. ELLIOTT	Vice President, Finance	October 8, 2020
Mark S. Elliott	Principal Financial and Accounting Officer

/s/ IVAN CHEN	Director	October 8, 2020
Ivan Chen

/s/ DALE OKUNO	Director	October 8, 2020
Dale Okuno

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Pure Bioscience Inc.

Rancho Cucamonga, Ca.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Pure Bioscience Inc. (the “Company”) and Subsidiaries as of July 31, 2020, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019.

/s/ Weinberg and Company, P.A

Los Angeles, California

October 8, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

PURE Bioscience, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of PURE Bioscience, Inc. (“the Company”) as of July 31, 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended July 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019, and the results of its operations and its cash flows for the year ended July 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We served as the Company's auditor from 2007 to 2019.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

October 29, 2019

PURE Bioscience, Inc.

Consolidated Balance Sheets

	July 31, 2020	July 31, 2019
Assets
Current assets
Cash and cash equivalents	$3,839,000	$398,000
Accounts receivable	1,089,000	373,000
Inventories	547,000	177,000
Restricted cash	75,000	75,000
Prepaid expenses	16,000	18,000
Total current assets	5,566,000	1,041,000
Property, plant and equipment, net	316,000	362,000
Patents, net	441,000	529,000
Total assets	$6,323,000	$1,932,000
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,344,000	$553,000
Accrued liabilities	168,000	185,000
Total current liabilities	1,512,000	738,000
Deferred rent	—	4,000
Total liabilities	1,512,000	742,000
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized, 87,072,951 shares issued and outstanding at July 31, 2020, and 76,732,334 shares issued and outstanding at July 31, 2019	871,000	768,000
Additional paid-in capital	127,414,000	123,900,000
Accumulated deficit	(123,474,000)	(123,478,000)
Total stockholders’ equity	4,811,000	1,190,000
Total liabilities and stockholders’ equity	$6,323,000	$1,932,000

See accompanying notes.

PURE Bioscience, Inc.

Consolidated Statements of Operations

	Year ended
	July 31,
	2020	2019
Net product sales (including related party sales of $124,000 for the fiscal year ended July 31, 2020)	$6,917,000	$1,909,000
Cost of goods sold	2,896,000	728,000
Gross Profit	4,021,000	1,181,000
Operating costs and expenses
Selling, general and administrative	3,695,000	6,416,000
Research and development	322,000	354,000
Total operating costs and expenses	4,017,000	6,770,000
Income (loss) from operations	4,000	(5,589,000)
Other income (expense)
Inducement to exercise warrants	—	(960,000)
Interest expense, net	(5,000)	(6,000)
Other income, net	5,000	1,000
Total other expense	—	(965,000)
Net income (loss)	$4,000	$(6,554,000)
Net income (loss) per common share - basic	$0.00	$(0.09)
Net income (loss) per common share - diluted	0.00	(0.09)
Weighted average shares - basic	82,209,487	72,880,484
Weighted average shares - diluted	84,611,822	72,880,484

See accompanying notes.

PURE Bioscience, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance July 31, 2018	68,248,158	$683,000	$117,522,000	$(116,924,000)	$1,281,000
Issuance of common stock in private placements, net	5,802,927	58,000	2,156,000		2,214,000
Share-based compensation expense - stock options	—	—	1,387,000	—	1,387,000
Share-based compensation expense - restricted stock units	—	—	1,062,000	—	1,062,000
Issuance of common stock upon the vesting of restricted stock units	281,250	3,000	(3,000)	—	—
Issuance of common stock upon exercise of warrants	2,399,999	24,000	816,000	—	840,000
Inducement to exercise warrants	—	—	960,000	—	960,000
Net loss	—	—	—	(6,554,000)	(6,554,000)
Balance July 31, 2019	76,732,334	768,000	123,900,000	(123,478,000)	1,190,000
Issuance of common stock in private placements, net	9,758,619	97,000	2,733,000		2,830,000
Share-based compensation expense - stock options	—	—	555,000	—	555,000
Share-based compensation expense - restricted stock units	—	—	232,000	—	232,000
Issuance of common stock upon the vesting of restricted stock units	400,000	4,000	(4,000)	—	—
Issuance of common stock upon exercise of stock options	181,998	2,000	(2,000)	—	—
Net income	—	—	—	4,000	4,000
Balance July 31, 2020	87,072,951	$871,000	$127,414,000	$(123,474,000)	$4,811,000

See accompanying notes.

PURE Bioscience, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	July 31,
	2020	2019
Operating activities
Net income (loss)	$4,000	$(6,554,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	787,000	2,449,000
Amortization of stock issued for services	4,000	38,000
Depreciation and amortization	192,000	241,000
Interest expense on promissory note	—	1,000
Inducement to exercise warrants	—	960,000
Changes in operating assets and liabilities:
Accounts receivable	(716,000)	(98,000)
Inventories	(370,000)	20,000
Prepaid expenses	(2,000)	2,000
Accounts payable and accrued liabilities	774,000	(40,000)
Deferred rent	(4,000)	(9,000)
Net cash provided by (used) in operating activities	669,000	(2,990,000)
Investing activities
Investment in patents	—	(6,000)
Purchases of property, plant and equipment	(58,000)	(7,000)
Net cash used in investing activities	(58,000)	(13,000)
Financing activities
Net proceeds from the sale of common stock	2,830,000	1,710,000
Net proceeds from the exercise of warrants	—	840,000
Net cash provided by financing activities	2,830,000	2,550,000
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,441,000	(453,000)
Cash, cash equivalents, and restricted cash at beginning of year	473,000	926,000
Cash, cash equivalents, and restricted cash at end of year	$3,914,000	$473,000

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$3,839,000	$398,000
Restricted cash	$75,000	$75,000
Total cash, cash equivalents and restricted cash	$3,914,000	$473,000

Supplemental disclosure of cash flow information
Cash paid for taxes	$4,000	$5,000
Non-cash financing activities
Conversion of promissory note and accrued interest from a related party to common stock	$—	$504,000

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

Liquidity

We have a history of recurring losses, and as of July 31, 2020 we have incurred a cumulative net loss of $123,474,000. During the fiscal year ended July 31, 2019, we had a net loss of $6,554,000 and net product sales of $1,909,000. In addition, our cash on hand at July 31, 2020 was $398,000 and we used $2,990,000 in cash to fund operations. During the fiscal year ended July 31, 2020, our financial performance significantly improved, and we recorded net income of $4,000, recorded net product sales of $6,917,000 and generated $669,000 of cash flows from operations. In addition, during the year ended July 31, 2020, we raised $2,830,000 through the sale of our common stock, resulting in a cash balance of $3,839,000 and stockholders’ equity of $4,811,000 at July 31, 2020. Based on current projections, we believe our available cash on-hand, our current efforts to market and sell our products, and our ability to significantly reduce expenses, will provide sufficient cash resources to satisfy our operational needs, for at least one year from the date these financial statements are issued.

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

Our direct customer and distributor sales are invoiced based on received purchase orders. Our payment terms on invoiced direct customer and distributor sales range between 30 and 90 days after we satisfy our performance obligation. The majority of our customers are on 30 day payment terms. We currently offer no right of return on invoiced sales and maintain no allowance for sales returns.

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

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. We evaluate the collectability of our trade accounts receivable based on a number of factors. In circumstances where we becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our historical losses and an overall assessment of past due trade accounts receivable outstanding. The allowance for doubtful accounts was zero at July 31, 2020 and 2019.

Inventories

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and our ability to sell the product(s) concerned. Demand for our products can fluctuate significantly. Factors that could affect demand for our products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers. Additionally, our management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory. At July 31, 2020 and 2019, management determined that a reserve for inventory obsolescence was not required.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended July 31, 2020 and 2019, Company Management determined there were no indicators of impairment of its property and equipment.

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

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. There were no patent impairments during the years ended July 31, 2020 or 2019.

Shipping and Handling Costs

Shipping and handling costs incurred by us for product shipments are included in cost of goods sold.

Research and Development Costs

Research and development costs are expensed as incurred.

Share-Based Compensation

We periodically issue stock options and restricted stock awards to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for such grants issued and vesting to employees based on ASC 718, whereby the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. In prior periods, we accounted for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereby the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. On August 1, 2019, the Company adopted Accounting Standards Update (ASU) 2018-07 which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company recognizes the fair value of stock-based compensation within its Statements of Operations with classification depending on the nature of the services rendered. The adoption of ASU 2018-07 had no cumulative effect on previously reported amounts.

We estimate the fair value of share-based payment awards at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and expected life of the option. Share-based compensation expense is based on awards ultimately expected to vest, and therefore is reduced by expected forfeitures.

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

Concentrations

Gross sales. For the year ended July 31, 2020, three individual customers accounted for 16%, 13% and 11% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 98% U.S. and 2% foreign. For the year ended July 31, 2019, one individual customer accounted for 15%, and two individual customers accounted for 11% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales occurred in the United States.

Accounts receivable. As of July 31, 2020, we had accounts receivable from three customers that comprised 21%, 16% and 11% of total accounts receivable, respectively. As of July 31, 2019, we had accounts receivable from two customers that comprised of 36%, and 20% of total accounts receivable, respectively.

Purchases. For the fiscal year ended July 31, 2020, one vendor accounted for 54% of our purchases. For the fiscal year ended July 31, 2019, one vendor accounted for 18% of our purchases.

Accounts payable. As of July 31, 2020, one vendor accounted for 66% of the total trade accounts payable. As of July 31, 2019, two vendors accounted for 14% and 13% of the total trade accounts payable, respectively.

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

Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the sum of the weighted-average number of common shares outstanding during the period and the weighted-average number of dilutive common share equivalents outstanding during the period, using the treasury stock method. Dilutive common share equivalents are comprised of in-the-money stock options and restricted stock units, based on the average stock price for each period using the treasury stock method. For the fiscal year ended July 31, 2020, the incremental dilutive common share equivalents were 2,402,335. Since we incurred a loss for the fiscal year ended July 31, 2019 the number of shares issuable upon the exercise of stock options, the vesting of restricted stock units, and the exercise of warrants, none of which are included in the computation of basic net loss per common share, was 9,736,772.

Segments

We operates in one segment for the manufacture and distribution of our products. In accordance with the “Segment Reporting” Topic of the ASC, our chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying financial statements

Reclassification

For the fiscal year ended July 31, 2019, share-based compensation expense of $2,449,000 has now been included in selling, general and administrative expense. This reclassification did not have an impact on our results of operations or financial condition for the fiscal year ended July 31, 2020 and 2019.

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

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective January 1, 2024, for the Company. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements, but currently does not believe ASU 2020-06 will have a significant impact on the Company’s accounting.

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

3. Balance Sheet Details

Inventories consist of the following:

	July 31,
	2020	2019
Raw materials	$17,000	$30,000
Finished goods	530,000	147,000
	$547,000	$177,000

Property, plant, and equipment consist of the following:

	July 31,
	2020	2019
Computers and equipment	$819,000	$1,001,000
Furniture and fixtures	—	21,000
	819,000	1,022,000
Less accumulated depreciation	(503,000)	(660,000)
	$316,000	$362,000

Depreciation expense for the years ended July 31, 2020 and 2019 was $104,000 and $106,000, respectively.

Patents consist of the following:

	July 31,
	2020	2019
Patents	$3,504,000	$3,504,000
Less accumulated amortization	(3,063,000)	(2,975,000)
	$441,000	$529,000

Patent amortization expense for the years ended July 31, 2020 and 2019 was $88,000 and $135,000, respectively.

At July 31, 2020, future patent amortization expense is expected to be as follows:

2021	$76,000
2022	48,000
2023	42,000
2024	42,000
2025	42,000
Thereafter	191,000
$441,000

4. Commitments and Contingencies

COVID-19

The COVID-19 pandemic has led to severe disruptions in general economic activities, as businesses and federal, state, and local governments take increasingly broad actions to mitigate this public health crisis. While we have experienced some delays related to final third-party validation of certain of our products and product rollouts by customers using PURE Control, we have not experienced a material disruption to our business. In addition, we have benefited from increased demand from our customers for our PURE Hard Surface product due to a focus on surface disinfecting in response to attempting to prevent COVID-19 transmission. We cannot assure you that such increased demand will continue. Further, on a go-forward basis, we cannot guarantee the overall economic conditions will not affect our business, as these conditions may significantly negatively impact all aspects of our business. Our business is dependent on the continued health and productivity of our employees, including our sales staff and corporate management team.

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

The extent to which the COVID-19 pandemic ultimately impacts our business, sales, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions resume and, more specifically, the effect it has on our customers and suppliers. Even after the COVID-19 pandemic has subsided, we may experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

Legal

From time to time, we could become involved in disputes and various litigation matters that arise in the normal course of business. Lawsuits against us or our officers or directors by employees, former employees, stockholders, partners, customers, or others, or actions taken by regulatory authorities, could be very costly and substantially disrupt our business. Such lawsuits and actions are not uncommon, and we may not be able to resolve such disputes or actions on terms favorable to us, and there may not be sufficient capital resources available to defend such actions effectively, or at all. As of July 31, 2020, there were no material lawsuits against the Company.

Operating Leases

On July 29, 2019, we entered into a Sublease Agreement (the “Sublease”) with SwabPlus L.P. (“SwabPlus”), effective July 25, 2019, pursuant to which we will sublease certain office and industrial space for our corporate headquarters. The premises are located in Rancho Cucamonga, California. Pursuant to the terms of the Sublease, the Company will pay SwabPlus rent of approximately $2,333 per month, plus additional payments for real property taxes, maintenance and repair and related expenses. We terminated our prior lease in El Cajon, California and transitioned to the new premises in September 2019. Rent expense, including common area maintenance, was $37,000 and $111,000 for the years ended July 31, 2020 and 2019, respectively.

Tom Y. Lee, the Company’s Chief Executive Officer, Chairman of the Board and President, also serves as chairman of the board of directors and chief executive officer of SwabPlus. Mr. Lee also serves as president of Hermosa Property, Inc., the landlord of the premises subject to the Sublease. The Sublease was considered by the Company in accordance with the Company’s Related Party Transaction and Procedures Policy, and approved by the disinterested members of the Board. The total payments to SwabPlus during the year ended July 31, 2020 was $39,000.

The Sublease expires December 2020. Future annual lease payment for our primary facility as of July 31, 2020 is $12,000.

Manufacturing

Effective June 9, 2019, we entered into a five-year manufacturing supply agreement with Intercon Chemical Company (ICC) with a three-year renewal term option (the “Manufacturing Supply Agreement”). The agreement consists of manufacturing, packaging, and distribution of PURE’s SDC-based products and contains no mandatory purchase commitment levels. The Manufacturing Supply Agreement provides:

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

5. Stockholders’ Equity

Preferred Stock

As of July 31, 2020, the Company’s Board of Directors is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.01 per share, in one or more series. As of July 31, 2020 and July 31, 2019, there were no shares of preferred stock issued and outstanding.

Common Stock

As of July 31, 2020, 100,000,000 shares of common stock with a par value of $0.01 per share are authorized for issuance.

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

Private Placement Financing – Fiscal Year 2019

On August 16, 2018, we completed a Closing of a private placement financing to accredited investors. We raised approximately $1.5 million in the Closing and issued an aggregate of 3,333,964 shares of our common stock at a purchase price of $0.45 per share, including the conversion of approximately $0.5 million held in the form of a promissory note as of July 31, 2018 to Tom Y. Lee, a member of the Company’s Board of Directors and our largest stockholder. The shares issued in the private placement financing were issued pursuant to a securities purchase agreement entered into with the investors. Mr. Tom Y. Lee, a member of the Company’s Board of Directors invested approximately $1.0 million through his affiliates, including approximately $0.5 million of cash and the cancellation of existing indebtedness in the amount of approximately $0.5 million that was held in the form of a promissory note payable as of July 31, 2018.

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

Other Activity

During the three months ended October 31, 2017, we entered into a two-year service agreement for business development services. In accordance with the agreement we issued 50,000 shares of common stock, with a value of $51,000. The value was capitalized to prepaid expense and is being amortized over the term of the agreement. During the fiscal year ended July 31, 2020 and 2019, we recognized $4,000 and $25,000 of expense related to these services, respectively.

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

A summary of our warrant activity and related data is as follows:

Shares
Outstanding at July 31, 2018	2,861,096
Issued	—
Exercised	(2,399,999)
Expired/Cancelled	—
Outstanding at July 31, 2019	461,097
Issued	—
Exercised	—
Expired/Cancelled	(133,332)
Outstanding at July 31, 2020	327,765

The following table summarizes information related to warrants outstanding at July 31, 2020:

Expiration	Exercise
Date	Price	Shares
12/01/21	$1.25	58,824
12/01/21	$1.28	117,647
01/23/22	$1.25	117,647
01/23/22	$1.28	33,647
		327,765

6. Share-Based Compensation

Restricted Stock Units

The Company issues restricted stock unit awards (“RSUs”) to key management and as compensation for services to consultants and others. The RSUs typically vest over a one to three-year period and carry a ten-year term. Each RSU represents the right to receive one share of common stock, issuable at the time the RSU subsequently settles, as set forth in the Restricted Stock Unit Agreement. The Company determines that fair value of those awards at the date of grant, and amortizes those awards as an expense over the vesting period of the award. The shares earned under the grant are usually issued when the award settles at the end of the term.

On October 4, 2018, the Board of Directors appointed Tom Myers as the Company’s Chief Operating Officer. In connection with Mr. Myers appointment, the Board agreed to grant him 500,000 RSUs upon the achievement by the Company of profitability for a fiscal quarter, after which such RSUs shall vest annually over the following three years. In May 2020, the 500,000 RSUs were formally granted to Mr. Myers due to the Company’s profitable April 30, 2020 fiscal quarter.

Of the 2,012,500 RSUs outstanding, we currently expect 500,000 to vest.

During the fiscal year ended July 31, 2020, the Company recognized $70,000 of compensation cost relating to the shares vesting during the period. In addition, the Company accelerated the vesting of 400,000 shares of stock issued to Henry R. Lambert with a remaining value of $162,000 upon his retirement during the period. In total, the Company recognized $232,000 from the vesting of these restricted stock units. For fiscal year ended July 31, 2019 share-based compensation expense for RSUs was $1,062,000, of which $489,000 was due to the accelerated vesting of RSU’s held by Dave Pfanzelter, the former Chairman of our Board. Mr. Pfanzelter retired from our Board in August 2018.

During the fiscal year ended July 31, 2020, 400,000 shares were settled and delivered to Mr. Lambert upon his retirement.

Of the 2,012,500 RSUs outstanding as of July 31, 2020, 1,512,500 RSUs are vested and issuable. These RSUs are issued upon settlement date which is defined as “for each Vested Unit, the earliest of (i) the ten-year anniversary of the Grant Date; (ii) sixty days after the date the Grantee’s Service ceases for any reason and such cessation constitutes a “separation from service” within the meaning of Section 409A of the Code; (iii) the date of Grantee’s death or (iv) the date of a Change in Control that constitutes a “change in control event” within the meaning of Section 409A of the Code”.

As of July 31, 2020, there was $227,000 of unrecognized non-cash compensation cost related to the remaining RSUs we expect to vest, which will be recognized over a weighted average period of 2.75 years.

A summary of our restricted stock unit activity and related data is as follows:

Shares
Outstanding at July 31, 2018	1,525,000
Granted	725,000
Vested	(206,250)
Forfeited	(131,250)
Outstanding at July 31, 2019	1,912,500
Granted	500,000
Vested	(400,000)
Forfeited	—
Outstanding at July 31, 2020	2,012,500

Stock Option Plans

2007 Equity Incentive Plan

In February 2016, we amended and restated our 2007 Equity Incentive Plan, the (“2007 Plan”), to, among other changes, increase the number of shares of common stock issuable under the 2007 Plan by 4,000,000 shares and extend the term of the 2007 Plan until February 4, 2026. The 2007 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of July 31, 2020, there were approximately 33,000 shares available for issuance under the 2007 Plan.

2017 Equity Incentive Plan

Our shareholders approved our 2017 Equity Incentive Plan (the “2017 Plan”) in January 2018, which has a share reserve of 5,000,000 shares of common stock that were registered under a Form S-8 filed with the SEC in February 2018. The 2017 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of July 31, 2020, there were approximately 181,000 shares available for issuance under the 2017 Plan.

Stock Option Activity

During the fiscal year ended July 31, 2020, the Compensation Committee of the Board of Directors authorized the issuance of 2,550,000 stock options to our employees, officers, directors and consultants with a fair value of $946,000 as determined by the Black Scholes option pricing model. The vesting terms of the options vary between one and two years and carry a ten year term.

A summary of our stock option activity for the fiscal years ended July 31, 2020 and 2019 is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 31, 2018	7,626,093	$1.09	$—
Granted	300,000	$0.52
Exercised	—	$—
Cancelled	(562,968)	$1.47
Outstanding at July 31, 2019	7,363,125	$1.04	$—
Granted	2,550,000	$0.58	4,300
Exercised	(440,000)	$0.82
Cancelled	(40,250)	$11.41
Outstanding at July 31, 2020	9,432,875	$0.88	$5,255,000

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.25 to $0.50	1,440,000	9.29	$0.34	541,250	9.19	$0.34
$0.51 to $1.50	7,973,500	4.59	$0.97	6,505,167	3.63	$0.99
$1.51 to $6.72	19,375	0.95	$6.72	19,375	0.95	$6.72
	9 432 875	5.30	$0.88	7,065,792	4.05	$0.96

The weighted average expected term of options outstanding at July 31, 2020 was 5.30 years.

For the fiscal year ended July 31, 2020 share-based compensation expense for stock options vesting during the period was $555,000. For the fiscal year ended July 31, 2019 share-based compensation expense for stock options vesting during the period was $1,387,000, of which $739,000 was due the accelerated vesting of stock options held by Dave Pfanzelter, the former Chairman of our Board. Mr. Pfanzelter retired from our Board in August 2018.

At July 31, 2020, options to purchase 7,065,792 shares of common stock were exercisable. These options had a weighted-average exercise price of $0.88 and a weighted average remaining contractual term of 4.05 years. The weighted average grant date fair value for options granted during the fiscal year ended July 31, 2020 was $0.40. The total unrecognized compensation cost related to unvested stock option grants as of July 31, 2020 was approximately $731,000 and the weighted average period over which these grants are expected to vest is 1.20 years.

During the fiscal year ended July 31, 2020, there was a net exercise on 440,000 stock options which resulted in the issuance of 181,998 shares of our common stock. As these options were net exercised, as permitted under the respective option agreements, we did not receive any cash proceeds.

We use the Black-Scholes valuation model to calculate the fair value of stock options. Share-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	For the years ended July 31,
	2020	2019
Volatility	83.15%	75.67%
Risk-free interest rate	0.89%	2.63%
Dividend yield	0.0%	0.0%
Expected life	5.45 years	4.80 years

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

7. Related Party Transactions

On June 28, 2018, we raised $500,000 to support our continued operations by issuing a one-year promissory note to Tom Y. Lee, a member of the Company’s Board of Directors and our largest stockholder. The note accrued interest at 6.5% per annum, compounded annually. On August 16, 2018, $500,000 of principal and approximately $4,000 of accrued interest was converted into 1,120,633 shares of common stock (See Note 5 to these consolidated financial statements).

On July 29, 2019, we entered into a Sublease Agreement (the “Sublease”) with SwabPlus L.P. (“SwabPlus”), effective July 25, 2019, pursuant to which we will sublease certain office and industrial space for our corporate headquarters. The premises are located in Rancho Cucamonga, California. Pursuant to the terms of the Sublease, the Company will pay SwabPlus rent of approximately $2,333 per month, plus additional payments for real property taxes, maintenance and repair and related expenses (See Note 4 to these consolidated financial statements). During the year ended July 31, 2020, $39,000 was paid to SwabPlus.

During the fiscal year ended July 31, 2020, we sold $124,000 of product to Harmony Bioscience, Inc. PURE Chairman and CEO Tom Y. Lee is an affiliate of Harmony Bioscience.

As of July 31, 2020 and July 31, 2019, accounts payable include $60,000 in board fees due to officers and directors, respectively.

8. Sales Concentration

Net product sales were $6,917,000 and $1,909,000 for the years ended July 31, 2020 and 2019, respectively. For the year ended July 31, 2020, three individual customers accounted for 16%, 13% and 11% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. For the year ended July 31, 2019, one individual customer accounted for 15%, and two individual customers accounted for 11% of our net product sales. No other individual customer accounted for 10% or more of our net product sales.

9. Income Taxes

We file federal and state consolidated tax returns with our subsidiaries. Our income tax provision for the years ended July 31, 2020 and 2019 was $1,650; the minimum state franchise taxes we pay regardless of income or loss.

At July 31, 2020, we had federal and state tax net operating loss carry-forwards of approximately $106.2 million and $61.8 million, respectively. At July 31, 2019, we had federal and state tax net operating loss carry-forwards of approximately $108.3 million and $62.1 million, respectively. Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code as well as similar state provisions. These ownership changes may limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since our formation, we have raised capital through the issuance of capital stock on several occasions (both before and after our initial public offering in 1996) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition. While we do not believe that we have experienced an ownership change, the pertinent tax rules related thereto are complex and subject to varying interpretations, and thus complete assurance cannot be provided that the taxing authorities would not take an alternative position.

Our current federal tax loss carry-forwards began expiring in the year ended July 31, 2020 and, unless previously utilized, all but $2.4 million will completely expire in the year ending July 31, 2038. The $2.4 million can be carried forward indefinitely. Our state tax loss carry-forwards began to expire in the year ending July 31, 2029, and will completely expire in the year ending July 31, 2040.

Significant components of our deferred tax assets are as follows:

	July 31,
	2020	2019
Net operating loss carry-forward	$26,540,000	$26,940,000
Stock options and warrants	1,950,000	2,030,000
Other temporary differences	(120,000)	(130,000)
Total deferred tax assets	28,370,000	28,840,000
Valuation allowance for deferred tax assets	(28,370,000)	(28,840,000)
Net deferred tax assets	$—	$—

A reconciliation of income taxes computed using the statutory income tax rate, compared to the effective tax rate, is as follows:

	2020	2019
Federal tax benefit at the expected statutory rate	—%	21.0%
State income tax, net of federal tax benefit	—	0.6
Other	—	(18.3)
Valuation allowance	—	—
Income tax benefit - effective rate	—%	(3.3)%

Following authoritative guidance, we recognize the tax benefit from a tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense; however we have had no accrued interest or penalties at either July 31, 2020 or July 31, 2019. We are subject to income taxes in the United States and in various states, and our historical tax years remain subject to future examination by the U.S. and state tax authorities. During the years ended July 31, 2020 and 2019, we did not record any activity related to our unrecognized tax benefits.

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

