Form 10-Q
period 2020-10-31
PURE BIOSCIENCE, INC.
filed 2020-12-15
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2020

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

As of December 15, 2020, there were 87,072,957 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PURE Bioscience, Inc.

Form 10-Q

for the Quarterly Period Ended October 31, 2020

Part I - Financial Information

Item 1. Financial Statements

PURE Bioscience, Inc.

Condensed Consolidated Balance Sheets

	October 31, 2020	July 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,466,000	$3,839,000
Accounts receivable	560,000	1,089,000
Inventories, net	733,000	547,000
Restricted cash	75,000	75,000
Prepaid expenses	46,000	16,000
Total current assets	4,880,000	5,566,000
Property, plant and equipment, net	465,000	316,000
Patents, net	421,000	441,000
Total assets	$5,766,000	$6,323,000
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$773,000	$1,344,000
Accrued liabilities	133,000	168,000
Total current liabilities	906,000	1,512,000
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized, 87,072,951 shares issued and outstanding at October 31, 2020, and at July 31, 2020	871,000	871,000
Additional paid-in capital	127,643,000	127,414,000
Accumulated deficit	(123,654,000)	(123,474,000)
Total stockholders’ equity	4,860,000	4,811,000
Total liabilities and stockholders’ equity	$5,766,000	$6,323,000

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended
	October 31,
	2020	2019
Net product sales	$1,417,000	$398,000
Royalty revenue	174,000	—
Total revenue	1,591,000	398,000
Cost of goods sold	641,000	156,000
Gross Profit	950,000	242,000
Operating costs and expenses
Selling, general and administrative	1,046,000	1,290,000
Research and development	83,000	82,000
Total operating costs and expenses	1,129,000	1,372,000
Loss from operations	(179,000)	(1,130,000)
Other income (expense)
Interest expense, net	(1,000)	(2,000)
Other income, net	—	7,000
Total other income (expense)	(1,000)	5,000
Net loss	$(180,000)	$(1,125,000)
Basic and diluted net loss per share	$(0.00)	$(0.01)
Shares used in computing basic and diluted net loss per share	87,072,951	78,004,073

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance July 31, 2020	87,072,951	$871,000	$127,414,000	$(123,474,000)	$4,811,000
Share-based compensation expense - stock options	—	—	208,000	—	208,000
Share-based compensation expense - restricted stock units	—	—	21,000	—	21,000
Net loss	—	—	—	(180,000)	(180,000)
Balance October 31, 2020 (Unaudited)	87,072,951	$871,000	$127,643,000	$(123,654,000)	$4,860,000

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance July 31, 2019	76,732,334	$768,000	$123,900,000	$(123,478,000)	$1,190,000
Issuance of common stock in private placements, net	2,862,068	28,000	802,000	—	830,000
Share-based compensation expense - stock options	—	—	268,000	—	268,000
Share-based compensation expense - restricted stock units	—	—	190,000	—	190,000
Issuance of common stock for vested restricted stock units	400,000	4,000	(4,000)	—	—
Net loss	—	—	—	(1,125,000)	(1,125,000)
Balance October 31, 2019 (Unaudited)	79,994,402	$800,000	$125,156,000	$(124,603,000)	$1,353,000

PURE Bioscience, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	October 31,
	2020	2019
Operating activities
Net loss	$(180,000)	$(1,125,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	229,000	458,000
Amortization of stock issued for services	—	4,000
Depreciation and amortization	45,000	52,000
Changes in operating assets and liabilities:
Accounts receivable	529,000	153,000
Inventories	(186,000)	15,000
Prepaid expenses	(30,000)	(16,000)
Accounts payable and accrued liabilities	(606,000)	139,000
Deferred rent	—	(4,000)
Net cash used in operating activities	(199,000)	(324,000)
Investing activities
Purchases of property, plant and equipment	(174,000)	—
Net cash used in investing activities	(174,000)	—
Financing activities
Net proceeds from the sale of common stock	—	830,000
Net cash provided by financing activities	—	830,000
Net increase (decrease) in cash, cash equivalents, and restricted cash	(373,000)	506,000
Cash, cash equivalents, and restricted cash at beginning of period	3,914,000	473,000
Cash, cash equivalents, and restricted cash at end of period	$3,541,000	$979,000

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$3,466,000	$904,000
Restricted cash	$75,000	$75,000
Total cash, cash equivalents and restricted cash	$3,541,000	$979,000

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information pursuant to the instructions to Form 10-Q and Article 10/Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended October 31, 2020 are not necessarily indicative of the results that may be expected for other quarters or the year ending July 31, 2021. The July 31, 2020 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in our Annual Report on Form 10-K. For more complete information, these unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended July 31, 2020 included in our Annual Report on Form 10-K covering such period filed with the Securities and Exchange Commission, or SEC, on October 8, 2020.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

2. Liquidity

We have a history of recurring losses, and as of October 31, 2020 we have incurred a cumulative net loss of $123,654,000. During the three months ended October 31, 2020, we recorded a net loss of $180,000 on recorded net revenue of $1,591,000. In addition, we used $373,000 in operating and investing activities resulting in a cash balance of $3,466,000. Based on current projections, we believe our available cash on-hand, our current efforts to market and sell our products, and our ability to significantly reduce expenses, will provide sufficient cash resources to satisfy our operational needs, for at least one year from the date these financial statements are issued.

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

3. Significant Accounting Policies

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“Topic 606”). Under Topic 606, revenue is recognized at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer. This principle is applied using the following 5-step process:

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

We do not allow for returns, except for damaged products when the damage occurred pre-fulfillment. Damaged product returns have historically been insignificant. Because of this, the stand-alone nature of our products, and our assessment of performance obligations and transaction pricing for our sales contracts, we do not currently maintain a contract asset or liability balance for obligations. We assess our contracts and the reasonableness of our conclusions on a quarterly basis.

The Company’s licensing contracts typically provide for royalties based on the licensee’s sales of various configurations of PURE Hard Surface. The Company records its royalty revenue in the month in which the licensee sold our products to end users. Payments are generally received in the subsequent month.

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

Net Loss Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Our diluted net loss per common share is the same as our basic net loss per common share because we incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an anti-dilutive effect. As of October 31, 2020 and 2019, stock options and shares issuable under restricted stock unit awards of 11,445,375 and 9,578,390, respectively, have been excluded from the computation of diluted shares outstanding.

Inventory

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Inventories consist of the following:

	October 31, 2020	July 31, 2020
Raw materials	$17,000	$17,000
Finished goods	716,000	530,000
	$733,000	$547,000

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

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the three months ended October 31, 2020 and 2019, no impairment of long-lived assets was indicated or recorded.

Concentrations

Gross product sales. For the three months ended October 31, 2020, two individual customers accounted for 20% and 11% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales occurred in the United States. For the three months ended October 31, 2019, three individual customers accounted for 18%, 12% and 11% of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales occurred in the United States.

Accounts receivable. As of October 31, 2020, we had accounts receivable from two customers that comprised 31% and 11% of total accounts receivable, respectively. As of October 31, 2019, we had accounts receivable from three customers that comprised 22%, 14% and 13% of total accounts receivable, respectively.

Purchases. For the three months ended October 31, 2020, two vendors accounted for 54% and 10% of our purchases, respectively. For the three months ended October 31, 2019, one vendor accounted for 20% of our purchases.

Accounts payable. As of October 31, 2020, one vendor accounted for 47% of the total trade accounts payable. As of October 31, 2019, one vendor accounted for 22% of the total trade accounts payable.

Segments

We operate in one segment for the manufacture and distribution of our products. In accordance with the “Segment Reporting” Topic of the ASC, our chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying financial statements

4. Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

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

During the three months ended October 31, 2020, the Company recognized $21,000 of compensation cost relating to the shares vesting during the period. During the period ended October 31, 2019, the Company recognized $28,000 of compensation cost relating to the shares vesting during the period. In addition, the Company accelerated the vesting of 400,000 shares of stock issued to Henry R. Lambert with a remaining value of $162,000 upon his retirement during the period. In total, the Company recognized $190,000 during the period ending October 31, 2019 from the vesting of these restricted stock units.

Of the 2,012,500 RSUs outstanding as of October 31, 2020, 1,512,500 RSUs are vested and issuable. These RSUs are issued upon settlement date which is defined as “for each Vested Unit, the earliest of (i) the ten-year anniversary of the Grant Date; (ii) sixty days after the date the Grantee’s Service ceases for any reason and such cessation constitutes a “separation from service” within the meaning of Section 409A of the Code; (iii) the date of Grantee’s death or (iv) the date of a Change in Control that constitutes a “change in control event” within the meaning of Section 409A of the Code”.

As of October 31, 2020, there was $206,000 of unrecognized non-cash compensation cost related to the remaining 500,000 RSUs we expect to vest, which will be recognized over a weighted average period of 2.50 years.

A summary of our restricted stock unit activity and related data is as follows:

Outstanding at July 31, 2020	2,012,500
Granted	—
Issued	—
Forfeited	—
Outstanding at October 31, 2020 (of which 1,512,500 have vested and are issuable)	2,012,500

Stock Option Plans

2007 Equity Incentive Plan

In February 2016, we amended and restated our 2007 Equity Incentive Plan, the (“2007 Plan”), to, among other changes, increase the number of shares of common stock issuable under the 2007 Plan by 4,000,000 shares and extend the term of the 2007 Plan until February 4, 2026. The 2007 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of October 31, 2020, there were approximately 33,000 shares available for issuance under the 2007 Plan.

2017 Equity Incentive Plan

Our shareholders approved our 2017 Equity Incentive Plan (the “2017 Plan”) in January 2018, which has a share reserve of 5,000,000 shares of common stock that were registered under a Form S-8 filed with the SEC in February 2018. The 2017 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of October 31, 2020, there were approximately 181,000 shares available for issuance under the 2017 Plan.

There were no stock options granted during the three months ended October 31, 2020.

A summary of our stock option activity is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 31, 2020	9,432,875	$0.88	$5,255,000
Granted	—	$—	—
Exercised	—	$—	—
Cancelled	—	$—	—
Outstanding at October 31, 2020	9,432,875	$0.88	$4,039,000

The weighted-average remaining contractual term of options outstanding at October 31, 2020 was 5.05 years.

At October 31, 2020, options to purchase 7,472,250 shares of common stock were exercisable. These options had a weighted-average exercise price of $0.94 and a weighted average remaining contractual term of 4.10 years. The total unrecognized compensation cost related to unvested stock option grants as of October 31, 2020 was approximately $535,000 and the weighted average period over which these grants are expected to vest is 1.04 years.

For the three months ended October 31, 2020 share-based compensation expense for stock options was $208,000. For the three months ended October 31, 2019 share-based compensation expense for stock options was $268,000.

We use the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	For the three months ended October 31,
	2020	2019
Volatility	—%	79.16%
Risk-free interest rate	—%	1.52%
Dividend yield	—%	0.0%
Expected life	—	5.36 years

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

7. Related Party Transactions

As of October 31, 2020 and October 31, 2019, accounts payable include $60,000 and $90,000 in board fees due to officers and directors, respectively.

8. Commitments and Contingencies

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

Comparison of the Three Months Ended October 31, 2020 and 2019

Net Product Sales

Net product sales were $1,417,000 and $398,000 for the three months ended October 31, 2020 and 2019, respectively. The increase of $1,019,000 was attributable to increased sales across our distribution and end-user network servicing the food processing, transportation and janitorial industry. Our top three customers accounted for $637,000 of net product sales for the three months ended October 31, 2020.

For the three months ended October 31, 2020, two individual customers accounted for 20% and 11% of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

For the three months ended October 31, 2019, three individual customer accounted for 18%, 12% and 11% of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

During the three months ended October 31, 2020, we recognized $174,000 in royalties from a nonexclusive third-party distributor.

Cost of Goods Sold

Cost of goods sold was $641,000 and $156,000 for the three months ended October 31, 2020 and 2019, respectively. The increase of $485,000 was primarily attributable to increased product sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 55% and 61% for the three months ended October 31, 2020 and 2019, respectively. The decrease in gross margin percentage was primarily attributable to the sale of lower margin formulations and packaging configurations of our products during the quarter ended October 31, 2020, as compared with the prior period.

Selling, General and Administrative Expense

Selling, general and administrative expense was $1,046,000 and $1,290,000 for the three months ended October 31, 2020 and 2019, respectively. The decrease of $244,000 was primarily attributable to decreased legal fees, as well as, board fees and share-based compensation.

Share-based compensation expense, included in selling, general and administrative expense, was $229,000 and $458,000 for the three months ended October 31, 2020 and 2019, respectively. The decrease of $229,000 is primarily due to the prior year accelerated vesting of stock options and restricted stock units held by Henry R. Lambert, the former Chief Executive Officer (See Note 6 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

Research and Development Expense

Research and development expense, primarily consisting of third-party fees and personnel costs, was $83,000 and $82,000 for the three months ended October 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

As of October 31, 2020, we had $3,541,000 in cash and cash equivalents compared with $3,914,000 in cash and cash equivalents as of July 31, 2020. The net decrease in cash and cash equivalents was primarily attributable to cash used to fund operations and investments in property, plant and equipment. Additionally, as of October 31, 2020, we had $906,000 of current liabilities, including $773,000 in accounts payable, compared with $1,512,000 of current liabilities, including $1,344,000 in accounts payable as of July 31, 2020. The net decrease in current liabilities was primarily due to trade payables due to our contract manufacture.

We have a history of recurring losses, and as of October 31, 2020 we have incurred a cumulative net loss of $123,654,000. During the three months ended October 31, 2020, we recorded a net loss of $180,000 on recorded net revenue of $1,591,000. In addition, we used $373,000 in operating and investing activities resulting in a cash balance of $3,466,000. Based on current projections, we believe our available cash on-hand, our current efforts to market and sell our products, and our ability to significantly reduce expenses, will provide sufficient cash resources to satisfy our operational needs, for at least one year from the date these financial statements are issued.

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

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“Topic 606”). Under Topic 606, revenue is recognized at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer. This principle is applied using the following 5-step process:

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

We do not allow for returns, except for damaged products when the damage occurred pre-fulfillment. Damaged product returns have historically been insignificant. Because of this, the stand-alone nature of our products, and our assessment of performance obligations and transaction pricing for our sales contracts, we do not currently maintain a contract asset or liability balance for obligations. We assess our contracts and the reasonableness of our conclusions on a quarterly basis.

The Company’s licensing contracts typically provide for royalties based on the licensee’s sales of various configurations of PURE Hard Surface. The Company records its royalty revenue in the month in which the licensee sold our products to end users. Payments are generally received in the subsequent month.

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

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the three months ended October 31, 2020 and 2019, no impairment of long-lived assets was indicated or recorded.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, concluded that there were no changes in our internal controls over financial reporting during the three months ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, including the risk factor included below, as well as the risk factors disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended July 31, 2020, which we filed with the SEC on October 8, 2020 (the “Form 10-K”). Other than the risk factor included below, the risks and uncertainties described in “Item 1A — Risk Factors” of our Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q, including the risk factor included below, or any of the risks disclosed in “Item 1A — Risk Factors” of our Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

3.1	Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.1.1	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.2	Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

3.2.1	Amendment to the Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

31.1 *	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at October 31, 2020 and July 31, 2020; (ii) Condensed Consolidated Statements of Operations for the three months ended October 31, 2020 and 2019; (iii) Condensed Consolidated Statements of Stockholders’ equity for the three months ended October 31, 2020 and 2019 ;(iv) Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2020 and 2019; and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE, INC.

Date: December 15, 2020	By:	/s/ TOM Y. LEE
Tom Y. Lee, Chief Executive Officer (Principal Executive Officer)

Date: December 15, 2020	By:	/s/ MARK S. ELLIOTT
Mark S. Elliott, Vice President, Finance
(Principal Financial and Accounting Officer)

