Form 10-Q
period 2021-04-30
PURE BIOSCIENCE, INC.
filed 2021-06-15
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2021

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

As of June 15, 2021, there were 87,223,141 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PURE Bioscience, Inc.

Form 10-Q

for the Quarterly Period Ended April 30, 2021

Part I - Financial Information

Item 1. Financial Statements

PURE Bioscience, Inc.

Condensed Consolidated Balance Sheets

	April 30, 2021	July 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,819,000	$3,839,000
Accounts receivable	221,000	1,089,000
Inventories	568,000	547,000
Restricted cash	75,000	75,000
Prepaid expenses	35,000	16,000
Total current assets	3,718,000	5,566,000
Property, plant and equipment, net	747,000	316,000
Patents, net	381,000	441,000
Total assets	$4,846,000	$6,323,000
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$557,000	$1,344,000
Accrued liabilities	142,000	168,000
Loan payable	239,000	—
Total current liabilities	938,000	1,512,000
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 87,223,141 shares issued and outstanding at April 30, 2021, and 87,072,951 shares issued and outstanding at July 31, 2020	873,000	871,000
Additional paid-in capital	128,095,000	127,414,000
Accumulated deficit	(125,060,000)	(123,474,000)
Total stockholders’ equity	3,908,000	4,811,000
Total liabilities and stockholders’ equity	$4,846,000	$6,323,000

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended		Three months Ended
	April 30,		April 30,
	2021	2020	2021	2020
Net product sales (including related party sales of $124,000 in the three and nine months ended April 30, 2020)	$2,841,000	$2,968,000	$556,000	$2,221,000
Royalty revenue	227,000	—	5,000	—
Total revenue	3,068,000	2,968,000	561,000	2,221,000
Cost of goods sold	1,250,000	1,270,000	246,000	972,000
Gross profit	1,818,000	1,698,000	315,000	1,249,000
Operating costs and expenses
Selling, general and administrative	3,136,000	2,790,000	1,036,000	690,000
Research and development	265,000	227,000	89,000	85,000
Total operating costs and expenses	3,401,000	3,017,000	1,125,000	775,000
Loss from operations	(1,583,000)	(1,319,000)	(810,000)	474,000
Other income (expense)
Interest expense, net	(3,000)	(4,000)	(1,000)	(1,000)
Other income, net	—	5,000	—	—
Total other income (expense)	(3,000)	1,000	(1,000)	(1,000)
Net income (loss)	$(1,586,000)	$(1,318,000)	$(811,000)	$473,000
Net income (loss) per common share-basic	$(0.02)	$(0.02)	$(0.01)	$0.01
Net income (loss) per common share-diluted	$(0.02)	$(0.02)	$(0.01)	$0.01
Weighted average shares-basic	87,157,857	80,634,951	87,223,141	83,979,076
Weighted average shares-diluted	87,157,857	80,634,951	87,223,141	85,702,650

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Nine Months Ended April 30, 2021					Nine Months Ended April 30, 2020
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity	Shares	Amount	Capital	Deficit	Equity
Balances at beginning of period	87,072,951	$871,000	$127,414,000	$(123,474,000)	$4,811,000	76,732,334	$768,000	$123,900,000	$(123,478,000)	$1,190,000
Issuance of common stock in private placements, net	—	—	—	—	—	9,758,619	97,000	2,733,000	—	2,830,000
Share-based compensation expense - stock options	—	—	621,000	—	621,000	—	—	382,000	—	382,000
Share-based compensation expense - restricted stock units	—	—	62,000	—	62,000	—	—	211,000	—	211,000
Issuance of common stock upon the exercise of stock options	150,190	2,000	(2,000)	—	—	—	—	—	—	—
Issuance of common stock for vested restricted stock units	—	—	—	—	—	400,000	4,000	(4,000)	—	—
Net loss	—	—	—	(1,586,000)	(1,586,000)	—	—	—	(1,318,000)	(1,318,000)
Balances at end of period (Unaudited)	87,223,141	$873,000	$128,095,000	$(125,060,000)	$3,908,000	86,890,953	$869,000	$127,222,000	$(124,796,000)	$3,295,000

	Three Months Ended April 30, 2021					Three Months Ended April 30, 2020
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity	Shares	Amount	Capital	Deficit	Equity
Balances at beginning of period (Unaudited)	87,223,141	$873,000	$127,882,000	$(124,249,000)	$4,506,000	79,994,402	$800,000	$125,245,000	$(125,269,000)	$776,000
Issuance of common stock in private placements, net						6,896,551	69,000	1,931,000	—	2,000,000
Share-based compensation expense - stock options	—	—	193,000	—	193,000	—	—	46,000	—	46,000
Share-based compensation expense - restricted stock units	—	—	20,000	—	20,000	—	—	—	—	—
Issuance of common stock upon the exercise of stock options	—	—	—	—	—	—	—	—	—	—
Net (loss) income	—	—	—	(811,000)	(811,000)	—	—	—	473,000	473,000
Balances at end of period (Unaudited)	87,223,141	$873,000	$128,095,000	$(125,060,000)	$3,908,000	86,890,953	$869,000	$127,222,000	$(124,796,000)	$3,295,000

PURE Bioscience, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	April 30,
	2021	2020
Operating activities
Net loss	$(1,586,000)	$(1,318,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	683,000	593,000
Amortization of stock issued for services	—	4,000
Depreciation and amortization	133,000	145,000
Changes in operating assets and liabilities:
Accounts receivable	868,000	(1,234,000)
Inventories	(21,000)	(105,000)
Prepaid expenses	(19,000)	4,000
Accounts payable and accrued liabilities	(813,000)	753,000
Deferred rent	—	(4,000)
Net cash used in operating activities	(755,000)	(1,162,000)
Investing activities
Purchases of property, plant and equipment	(504,000)	(44,000)
Net cash used in investing activities	(504,000)	(44,000)
Financing activities
Net proceeds from the sale of common stock	—	2,830,000
Net proceeds from payroll protection program loan	239,000	—
Net cash provided by financing activities	239,000	2,830,000
Net decrease and increase in cash, cash equivalents, and restricted cash	(1,020,000)	1,624,000
Cash, cash equivalents, and restricted cash at beginning of period	3,914,000	473,000
Cash, cash equivalents, and restricted cash at end of period	$2,894,000	$2,097,000

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$2,819,000	$2,022,000
Restricted cash	$75,000	$75,000
Total cash, cash equivalents and restricted cash	$2,894,000	$2,097,000
Supplemental disclosure of non-cash activities
Cash paid for taxes	$—	$2,000

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information pursuant to the instructions to Form 10-Q and Article 10/Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 30, 2021 are not necessarily indicative of the results that may be expected for other quarters or the year ending July 31, 2021. The July 31, 2020 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in our Annual Report on Form 10-K. For more complete information, these unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended July 31, 2020 included in our Annual Report on Form 10-K covering such period filed with the Securities and Exchange Commission, or SEC, on October 8, 2020.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

2. Liquidity

We have a history of recurring losses, and as of April 30, 2021 we have incurred a cumulative net loss of $125,060,000. During the nine months ended April 30, 2021, we recorded a net loss of $1,586,000 on recorded net revenue of $3,068,000. In addition, we used $1,259,000 in operating and investing activities resulting in a cash balance of $2,819,000. Based on current projections, we believe our available cash on-hand, our current efforts to market and sell our products, and our ability to significantly reduce expenses, will provide sufficient cash resources to satisfy our operational needs, for at least one year from the date these financial statements are issued.

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

Until we can continually generate positive cash flow from operations, we will need to continue to fund our operations with the proceeds of offerings of our equity and debt securities. However, we cannot ensure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

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

Net Loss Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Our diluted net loss per common share is the same as our basic net loss per common share because we incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an anti-dilutive effect. As of April 30, 2021 and 2020, stock options, warrants and shares issuable under restricted stock unit awards of 10,358,765 and 10,410,890, respectively, have been excluded from the computation of diluted shares outstanding.

Inventory

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Inventories consist of the following:

	April 30, 2021	July 31, 2020
Raw materials	$23,000	$17,000
Finished goods	545,000	530,000
	$568,000	$547,000

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

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the three and nine months ended April 30, 2021 and 2020, no impairment of long-lived assets was indicated or recorded.

Concentrations

Gross product sales. For the three months ended April 30, 2021, three individual customers accounted for 25%, 12% and 11% of our net product sales. For the nine months ended April 30, 2021, two customers accounted for 18% and 10% of our net product sales, respectively. For the three months ended April 30, 2020, two customers accounted for 22% and 11% of our net product sales, respectively. For the nine months ended April 30, 2020, two customers accounted for 17% and 12% of our net product sales, respectively.

Accounts receivable. As of April 30, 2021, we had accounts receivable from three customers that comprised 22%, 15% and 13% of total accounts receivable, respectively. As of April 30, 2020, we had accounts receivable from three customers that comprised of 17%, 11% and 10% of total accounts receivable, respectively.

Purchases. For the three months ended April 30, 2021, two vendors accounted for 23% and 12% of our purchases, respectively. For the nine months ended April 30, 2021, one vendor accounted for 35% of our purchases. For the three months ended April 30, 2020, one vendor accounted for 63% of our purchases. For the nine months ended April 30, 2020, one vendor accounted for 45% of our purchases.

Accounts payable. As of April 30, 2021, our largest three vendors accounted for 36%, 17% and 14% of the total trade accounts payable, respectively. As of April 30, 2020, one vendor accounted for 63% of the total accounts payable.

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

5. Debt

Receipt of CARES funding

In April 2021, we were funded $239,000 under the Payroll Protection Program (“PPP”) through California Bank and Trust. The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. The CARES Act was established in order to enable small businesses to pay employees during the economic slowdown caused by COVID-19 by providing forgivable loans to qualifying businesses for up to 2.5 times their average monthly payroll costs. The amount borrowed under the CARES Act is eligible to be forgiven provided that (a) the Company uses the PPP Funds during the eight week period after receipt thereof, and (b) the PPP Funds are only used to cover payroll costs (including benefits), rent, mortgage interest, and utility costs. The amount of loan forgiveness will be reduced if, among other reasons, the Company does not maintain staffing or payroll levels. Principal and interest payments on any unforgiven portion of the PPP Funds (the “PPP Loan”) will be deferred for six months and will accrue interest at a fixed annual rate of 1.0% and carry a two year maturity date. There is no prepayment penalty on the CARES Act Loan.

6. Stockholders’ Equity

In January 2021, we amended our Articles of Incorporation by increasing our authorized shares to 150,000,000, par value $0.01.

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

Warrants

As of April 30, 2021, the Company had 327,765 warrants outstanding with exercise prices ranging from $1.25 to $1.28. All outstanding warrants will expire on or before January 23, 2022. The warrants had an intrinsic value of zero at April 30, 2021.

7. Share-Based Compensation

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

During the nine months ended April 30, 2021, the Company recognized $62,000 of compensation cost relating to the shares vesting during the period. During the nine month period ended April 30, 2020, the Company recognized $49,000 of compensation cost relating to the shares vesting during the period. In addition, the Company accelerated the vesting of 400,000 shares of stock issued to Henry R. Lambert with a remaining value of $162,000 upon his retirement during the period. In total, the Company recognized $211,000 from the vesting of these restricted stock units.

Of the 2,012,500 RSUs outstanding as of April 30, 2021, 1,512,500 RSUs are vested and issuable. These RSUs are issued upon settlement date which is defined as “for each Vested Unit, the earliest of (i) the ten-year anniversary of the Grant Date; (ii) sixty days after the date the Grantee’s Service ceases for any reason and such cessation constitutes a “separation from service” within the meaning of Section 409A of the Code; (iii) the date of Grantee’s death or (iv) the date of a Change in Control that constitutes a “change in control event” within the meaning of Section 409A of the Code”.

During the nine months ended April 30, 2021 there were no Restricted Stock Units granted. As of April 30, 2021, there was $165,000 of unrecognized non-cash compensation cost related to the remaining 500,000 RSUs we expect to vest, which will be recognized over a weighted average period of 2.0 years.

A summary of our restricted stock unit activity and related data is as follows:

Outstanding at July 31, 2020	2,012,500
Granted	—
Issued	—
Forfeited	—
Outstanding at April 30, 2021 (of which 1,512,500 have vested and are issuable)	2,012,500

Stock Option Plans

2007 Equity Incentive Plan

In February 2016, we amended and restated our 2007 Equity Incentive Plan, the (“2007 Plan”), to, among other changes, increase the number of shares of common stock issuable under the 2007 Plan by 4,000,000 shares and extend the term of the 2007 Plan until February 4, 2026. The 2007 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of April 30, 2021, there were approximately 483,000 shares available for issuance under the 2007 Plan.

2017 Equity Incentive Plan

In January 2021, we amended and restated our 2017 Equity Incentive Plan, the (“2017 Plan”), to, among other changes, increase the number of shares of common stock issuable under the 2017 Plan by 5,000,000 shares and extend the term of the 2007 Plan until January 2031. The 2017 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of April 30, 2021, there were approximately 5,321,000 shares available for issuance under the 2017 Plan.

During the nine months ended April 30, 2021, the Compensation Committee of the Board of Directors authorized the issuance of 60,000 stock options to a consultant with a fair value of $48,000 as determined by the Black Scholes option pricing model. The options vest quarterly over one year and carry a five year term.

A summary of our stock option activity is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 31, 2020	9,432,875	$0.88	$5,255,000
Granted	60,000	$1.30	—
Exercised	(624,375)	$0.88	170,000
Expired	(450,000)	$1.10	33,000
Cancelled	(400,000)	$1.19	—
Outstanding at April 30, 2021	8,018,500	$0.86	$401,000

The weighted-average remaining contractual term of options outstanding at April 30, 2021 was 5.0 years.

At April 30, 2021, options to purchase 7,059,125 shares of common stock were exercisable. These options had a weighted-average exercise price of $0.88 and a weighted average remaining contractual term of 4.68 years. The total unrecognized compensation cost related to unvested stock option grants as of April 30, 2021 was approximately $205,000 and the weighted average period over which these grants are expected to vest is 1.03 years.

For the nine months ended April 30, 2021 share-based compensation expense for stock options was $621,000. For the nine months ended April 30, 2020 share-based compensation expense for stock options was $382,000.

During the nine months ended April 30, 2021, there was a net exercise on 624,375 stock options which resulted in the issuance of 150,190 shares of our common stock. As these options were net exercised on a cashless basis, as permitted under the respective option agreements, we did not receive any cash proceeds.

We use the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	Nine Months Ended April 30, 2021	Nine Months Ended April 30, 2020
Volatility	104.93. %	79.48%
Risk-free interest rate	0.18%	1.46%
Dividend yield	0.0%	0.0%
Expected life	2.81 years	5.50 years

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

8. Related Party Transactions

As of April 30, 2021 and April 30, 2020, accounts payable include $63,600 and $60,000 in board fees due to officers and directors, respectively. Additionally, as of April 30, 2020, $124,000 was due to the company from the sale of product to Harmony Bioscience, Inc. PURE Chairman and CEO Tom Y. Lee is an affiliate of Harmony Bioscience.

9. Commitments and Contingencies

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

Comparison of the Three Months Ended April 30, 2021 and 2020

Net Product Sales

Net product sales were $556,000 and $2,221,000 for the three months ended April 30, 2021 and 2020, respectively. The decrease of $1,665,000 was attributable to decreased sales across our distribution and end-user network servicing the food processing, transportation and janitorial industry. Our top three customers accounted for $268,000 of net product sales for the three months ended April 30, 2021. [Add color for COVID last year]

For the three months ended April 30, 2021, three individual customers accounted for 25%, 12% and 11% of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

For the three months ended April 30, 2020, two individual customers accounted for 22% and 11% of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 95% U.S., 5% international.

During the three months ended April 30, 2021, we recognized $5,000 in royalties from a nonexclusive third-party distributor.

Cost of Goods Sold

Cost of goods sold was $246,000 and $972,000 for the three months ended April 30, 2021 and 2020, respectively. The decrease of $726,000 was primarily attributable to decreased product sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 56% for the three months ended April 30, 2021 and 2020, respectively.

Selling, General and Administrative Expense

Selling, general and administrative expense was $1,036,000 and $690,000 for the three months ended April 30, 2021 and 2020, respectively. The increase of $346,000 was primarily attributable to increased personnel and facility costs, as well as, share-based compensation.

Share-based compensation expense, included in selling, general and administrative expense, was $213,000 and $46,000 for the three months ended April 30, 2021 and 2020, respectively. The increase of $167,000 is primarily due to the current year vesting of stock options and restricted stock units granted in the prior year.

Research and Development Expense

Research and development expense, primarily consisting of third-party fees and personnel costs, was $89,000 and $85,000 for the three months ended April 30, 2021 and 2020, respectively.

Comparison of the Nine Months Ended April 30, 2021 and 2020

Net Product Sales

Net product sales were $2,841,000 and $2,968,000 for the nine months ended April 30, 2021 and 2020, respectively. The decrease of $127,000 was attributable to decreased sales across our distribution and end-user network servicing the food processing, transportation and janitorial industry. Our top three customers accounted for $1,019,000 of net product sales for the nine months ended April 30, 2021.

For the nine months ended April 30, 2021, two individual customers accounted for 18% and 10% of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

For the nine months ended April 30, 2020, two individual customers accounted for 17% and 12% of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 96% U.S., 4% international.

During the nine months ended April 30, 2021, we recognized $227,000 in royalties from a nonexclusive third-party distributor.

Cost of Goods Sold

Cost of goods sold was $1,250,000 and $1,270,000 for the nine months ended April 30, 2021 and 2020, respectively. The decrease of $20,000 was primarily attributable to decreased product sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 56% and 57% for the nine months ended April 30, 2021 and 2020, respectively. The decrease in gross margin percentage was primarily attributable to the sale of lower margin formulations and packaging configurations of our products during the nine months ended April 30, 2021, as compared with the prior period.

Selling, General and Administrative Expense

Selling, general and administrative expense was $3,136,000 and $2,790,000 for the nine months ended April 30, 2021 and 2020. The increase of $346,000 was primarily attributable to increased personnel and facility costs, as well as, share-based compensation.

Share-based compensation expense, included in selling, general and administrative expense, was $683,000 and $593,000 for the nine months ended April 30, 2021 and 2020, respectively. The increase of $90,000 is primarily due to the current year vesting of stock options and restricted stock units granted in the prior year.

Research and Development Expense

Research and development expense was $265,000 and $227,000 for the nine months ended April 30, 2021 and 2020, respectively. The increase of $38,000 was primarily attributable to increased spending on third-party research.

Liquidity and Capital Resources

As of April 30, 2021, we had $2,894,000 in cash and cash equivalents compared with $3,914,000 in cash and cash equivalents as of July 31, 2020. The net decrease in cash and cash equivalents was primarily attributable to cash used to fund operations and investments in property, plant and equipment. Additionally, as of April 30, 2021, we had $938,000 of current liabilities, including $557,000 in accounts payable, compared with $1,512,000 of current liabilities, including $1,344,000 in accounts payable as of July 31, 2020. The net decrease in current liabilities was primarily due to trade payables due to our contract manufacture.

We have a history of recurring losses, and as of April 30, 2021 we have incurred a cumulative net loss of $125,060,000. During the nine months ended April 30, 2021, we recorded a net loss of $1,586,000 on recorded net revenue of $3,068,000. In addition, we used $1,259,000 in operating and investing activities resulting in a cash balance of $2,819,000. Based on current projections, we believe our available cash on-hand, our current efforts to market and sell our products, and our ability to significantly reduce expenses, will provide sufficient cash resources to satisfy our operational needs, for at least one year from the date these financial statements are issued.

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

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the three and nine months ended April 30, 2021 and 2020, no impairment of long-lived assets was indicated or recorded.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, concluded that there were no changes in our internal controls over financial reporting during the nine months ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

3.1	Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.1.1	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.2	Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

3.2.1	Amendment to the Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

31.1 *	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 30, 2021 and July 31, 2020; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2021 and 2020; (iii) Condensed Consolidated Statements of Stockholders’ equity for the three and nine months ended April 30, 2021 and 2020 ;(iv) Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2021 and 2020; and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE, INC.

Date: June 15, 2021	By:	/s/ TOM Y. LEE
Tom Y. Lee, Chief Executive Officer (Principal Executive Officer)

Date: June 15, 2021	By:	/s/ MARK S. ELLIOTT
Mark S. Elliott, Vice President, Finance
(Principal Financial and Accounting Officer)

