Form 10-K
period 2021-07-31
PURE BIOSCIENCE, INC.
filed 2021-10-28
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates, as of the last business day of the registrant’s second quarter, was approximately $41,400,000 (computed on the basis of the closing price of the common stock on the OTCQB Bulletin Board on January 31, 2021). For purposes of this computation only, all executive officers, directors and 10% or greater stockholders have been deemed affiliates.

As of October 28, 2021, there were 87,223,141 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

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

Summary of Material Risks Associated with Our Business

Our business is subject to a number of risks that if realized could materially affect our business, prospects, operating results and financial condition. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report on Form 10-K. These risks include the following:

●	We have a history of losses, and we may not achieve or maintain profitability.

●	The currently evolving situation related to the COVID-19 pandemic could adversely affect our business, financial condition and results of operations.

●	Raising additional funds by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

●	We need to continue to increase customer awareness and adoption of our food safety product offerings, PURE Hard Surface and PURE Control.

●	We may not be able to correctly estimate our future revenues and operating expenses, which could lead to cash shortfalls, and require us to secure additional financing sooner than planned.

●	Our quarterly operating results may vary, which could negatively affect the market price of our common stock.

●	If we are unable to obtain the required regulatory approvals from the FDA and USDA, or if such efforts are delayed, our ability to commercialize PURE Control as a direct food contact processing aid will be harmed and our business and operating results will suffer.

●	A loss of one or more of our key customers could adversely affect our business.

●	We are dependent on our core SDC technology and if our efforts to achieve or maintain market acceptance of our core SDC technology are not successful, we are unlikely to continue to maintain profitability.

●	We are subject to intense competition in the food safety market.

●	We have limited sales, marketing and product distribution experience.

●	We are dependent on a third-party, over whom we have limited control, to manufacture our SDC-based products.

●	We rely on third parties to develop SDC-based products, and they may not do so successfully or diligently.

●	We are subject to substantial regulation related to quality standards applicable to our manufacturing and quality processes, and our partners, including our third-party manufacturer, failure to comply with applicable quality standards could affect our ability to commercialize SDC products.

●	The industries in which we operate are heavily regulated.

●	If we are unable to obtain, maintain or defend the patent and other intellectual property rights relating to our technology, we or our collaborators and distributors may not be able to develop and market proprietary products based on our technology, which would have a material adverse impact on our results of operations.

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

PURE Hard Surface SDC3A Registration

The EPA registration for SDC3A, marketed as PURE Hard Surface, our disinfectant and food contact surface sanitizer, includes the following efficacy claims:

Organism	Kill Time
Pseudomonas aeruginosa	30 seconds
Salmonella enterica	30 seconds
Staphylococcus aureus	2 minutes
Listeria monocytogenes	2 minutes
Vancomycin resistant Enterococcus faecium (VRE)	2 minutes
Methicillin resistant Staphylococcus aureus (MRSA)	2 minutes
Community Associated Methicillin resistant Staphylococcus aureus (CA-MRSA)	2 minutes
Community Associated Methicillin resistant Staphylococcus aureus (CA-MRSA-PVL)	2 minutes
Escherichia coli O157:H7	2 minutes
Acinetobacter baumannii	2 minutes
Campylobacter jejuni	2 minutes
Carbapenem resistant Escherichia coli	2 minutes
Carbapenem resistant Klebsiella pneumoniae	2 minutes
Carbapenem resistant Klebsiella pneumonia, NDM-1 +	2 minutes
Trichophyton mentagrophytes (Athlete’s Foot Fungus)	5 minutes
HIV type 1	30 seconds
Rotavirus	30 seconds
Human Coronavirus	30 seconds
Influenza A (H1N1)	30 seconds
Swine Influenza A (H1N1)	30 seconds
Respiratory Syncytial Virus	30 seconds
Adenovirus Type 2	30 seconds
Avian Influenza A	30 seconds
Influenza A	30 seconds
SARS –CoV-2 (COVID-19 virus)	30 seconds
Hepatitis B Virus (HBV)	60 seconds
Hepatitis C Virus (HCV)	60 seconds
Murine Norovirus	60 seconds
Norovirus	60 seconds
Herpes Simplex Type 1	60 seconds
Rhinovirus	60 seconds
Polio Type 2	60 seconds

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

Sales Concentration

Net product sales were $3,698,000 and $6,917,000 for the years ended July 31, 2021 and 2020, respectively. For the year ended July 31, 2021, one individual customer accounted for 11% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S. For the year ended July 31, 2020, three individual customers accounted for 16%, 13% and 11% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 98% U.S. and 2% foreign.

From time to time, one or a small number of our customers may represent a significant percentage of our revenue. Our largest customer accounted for 11% of our revenue for the fiscal year ended July 31, 2021. Although we have agreements with many of our customers, these agreements typically do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers to significantly reduce the amount of product ordered or license fees paid, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

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

Employees

As of October 28, 2021, we employed 10 full-time and 1 part-time employee. We believe that we have been successful in attracting skilled and experienced personnel, but competition for personnel is intense and there can be no assurance that we will be able to attract and retain qualified personnel in the future. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

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

We have a history of recurring losses, and as of July 31, 2021 we have incurred a cumulative net loss of $125,800,000. During the fiscal year ended July 31, 2021, we recorded a net loss of $2,319,000 on recorded net revenue of $3,927,000. In addition, during the year ended July 31, 2021 we used $1,688,000 in operating and investing activities resulting in a cash balance of $2,390,000 as of July 31, 2021. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof, and we will need to raise additional capital to continue our operations and to implement our business plan, which capital may not be available on acceptable terms or at all.

Our capital requirements will depend on many factors, including, among others:

●	the market acceptance of, and demand for, our products;

●	the timing and costs of executing our sales and marketing strategies;

●	our ability to successfully complete the in-plant validation trials requested by potential customers and our ability to convert these trials into customer orders for our products;

●	the costs and time required to obtain the necessary regulatory approvals for our products, including the required USDA approvals:

●	the extent to which we invest in new testing and product development, including in-plant optimization trials;

●	the extent to which our customers continue to place product orders as expected and expand their existing use of our products;

●	the cost and time to satisfy unique customer requirements regarding validation trials or to support the value proposition and benefits of our products;

●	the timing of vendor payments and the collection of receivables, among other factors affecting our working capital;

●	our ability to control the timing and amount of our operating expenses, including the costs to attract and retain personnel with the skills required to implement our business plan; and

●	the costs to file, prosecute and defend our intellectual property rights.

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

We had net income of $4,000 for the fiscal year ended July 31, 2020 but had a loss of $2.2 million for the fiscal year ended July 31, 2021. As of July 31, 2021, we have incurred a cumulative net loss of approximately $126 million. Although we believe we are making progress on implementing our business plan focused on the food safety market, we expect to continue to have losses in future periods. None of our existing agreements, including those with Packers Sanitation Services, Inc, Subway and Chipotle, contain provisions that provide for fixed or minimum revenues. If the penetration into the marketplace of PURE Hard Surface, PURE Control and our other SDC-based products is unsuccessful, our revenue growth is slower than anticipated or our operating expenses exceed expectations, we may not achieve profitability, and we may never achieve profitability again. Slower than anticipated revenue growth could force us to reduce our sales and marketing efforts, our product testing and optimization, and our product development and regulatory initiatives, and/or force us to reduce the size and scope of our operations, to sell or license our technologies to third parties, or to cease operations altogether. Given our recent introduction of our SDC-based products in the food safety market, we are unable to predict the extent of any future income or our future losses and we may not be able to sustain or increase profitability on an ongoing basis.

The currently evolving situation related to the COVID-19 pandemic could adversely affect our business, financial condition and results of operations.

The COVID-19 pandemic has led to severe disruptions in general economic activities, as businesses and federal, state, and local governments take increasingly broad actions to mitigate this public health crisis. While we have experienced some delays related to final third-party validation of certain of our products and product rollouts by customers using PURE Control, we have not experienced a material disruption to our business. In addition, we previously benefited from increased demand from our customers for our PURE Hard Surface product due to a focus on surface disinfecting in response to attempting to prevent COVID-19 transmission. We subsequently experienced an abatement in such demand and cannot assure you that demand will stabilize. Additionally, we are beginning to experience supply chain issues with our various plastic packaging configurations and citric acid. Further, on a go-forward basis, we cannot guarantee the overall economic conditions will not affect our business, as these conditions may significantly negatively impact all aspects of our business. Our business is dependent on the continued health and productivity of our employees, including our sales staff and corporate management team.

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

As of October 28, 2021, we have 98,207,531 shares of common stock issued and outstanding or reserved for issuance under equity compensation plans, vested and unvested options, warrants, and unvested restricted stock units. Our current authorized capital stock is limited to 150,000,000 shares of common stock and 5,000,000 shares of preferred stock. Any increase in our authorized capital stock would require the approval of a majority of our shareholders as well as the approval of our Board of Directors. If we were unable to increase our authorized capital stock for any reason, our ability to raise additional capital through the issuance of equity or convertible debt would be severely compromised and we may be unable to obtain equity or convertible debt capital at all.

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

From time to time, one or a small number of our customers may represent a significant percentage of our revenue. Our largest customers accounted for 11% of our net product sales for the fiscal year ended July 31, 2021. No other individual customer accounted for 10% or more of our net product sales. Although we have agreements with many of our customers, these agreements typically do not prohibit customers from purchasing products and services from competitors or contain minimum purchase obligations. A decision by any of our major customers to significantly reduce the amount of product ordered or license fees paid, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

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

At July 31, 2021, we had federal and state tax net operating loss carry-forwards of approximately $107.5 million and $62.3 million, respectively. Utilization of these net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred, including with respect to our recent private placements, or that could occur in the future, as required by Section 382 of the Internal Revenue Code as well as similar state provisions. These ownership changes may limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since our formation, we have raised capital through the issuance of capital stock on several occasions (both before and after our initial public offering in 1996) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future based upon subsequent disposition. While we believe that we have not experienced an ownership change, the pertinent tax rules related thereto are complex and subject to varying interpretations, and thus the applicable taxing authorities may take an alternative position.

Our current federal tax loss carry-forwards began expiring in the year ended July 31, 2020 and, unless previously utilized, all but $3.7 million will completely expire in the year ending July 31, 2038. The $3.7 million can be carried forward indefinitely. Our state tax loss carry-forwards began to expire in the year ending July 31, 2029, and will completely expire in the year ending July 31, 2040.

Risks Related to the Regulation of our Products

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

General Risk Factors

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company is currently negotiating a new lease agreement for our facility in Rancho Cucamonga, California. This is our only facility and it includes our corporate offices, research and development laboratory and warehouse. Our lease on this facility expired in December 2020.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information About Our Common Stock

Our common stock is approved for quotation on the OTC Markets’ OTCQB marketplace under the symbol “PURE.” The OTCQB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCQB securities are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to the national stock exchanges and any prices quoted may not be a reliable indication of the value of our common stock. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions

Holders

As of October 28, 2021, we had approximately 214 holders of record of our common stock. This does not include beneficial owners holding common stock in street name.

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

COVID-19

The COVID-19 pandemic has led to severe disruptions in general economic activities, as businesses and federal, state, and local governments take increasingly broad actions to mitigate this public health crisis. While we have experienced some delays related to final third-party validation of certain of our products and product rollouts by customers using PURE Control, we have not experienced a material disruption to our business. In addition, we previously benefited from increased demand from our customers for our PURE Hard Surface product due to a focus on surface disinfecting in response to attempting to prevent COVID-19 transmission. We subsequently experienced an abatement in such demand and cannot assure you that demand will stabilize. Additionally, we are beginning to experience supply chain issues with our various plastic packaging configurations and citric acid. Further, on a go-forward basis, we cannot guarantee the overall economic conditions will not affect our business, as these conditions may significantly negatively impact all aspects of our business. Our business is dependent on the continued health and productivity of our employees, including our sales staff and corporate management team.

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

The extent to which the COVID-19 pandemic ultimately impacts our business, sales, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions resume and, more specifically, the effect it has on our customers and suppliers. Even after the COVID-19 pandemic has subsided, we may experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future. See the section titled “Risk Factors - The currently evolving situation related to the COVID-19 pandemic could adversely affect our business, financial condition and results of operations.”

Results of Operations – Comparison of the Years Ended July 31, 2021 and 2020

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

Net Product Sales

Net product sales were $3,698,000 and $6,917,000 for the years ended July 31, 2021 and 2020, respectively. During the fourth quarter of the prior year the Company experienced a significant increase in sales due to the onset of the COVID-19 pandemic. As a result, our year-over-year product revenue decreased by $3,219,000. The decrease was attributable to decreased sales across our distribution network servicing the food processing, transportation and janitorial industry. Our top three customers accounted for $1,560,000 of net product sales for the year ended July 31, 2021.

For the year ended July 31, 2021, one customer accounted for 11% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. There were no foreign sales during the fiscal year ended July 31, 2021.

For the year ended July 31, 2020, three individual customers accounted for 16%, 13% and 11% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 98% U.S. and 2% foreign.

During the fiscal year ended July 31, 2021, we recognized $229,000 in royalties from a nonexclusive third-party distributor.

Cost of Goods Sold

Cost of goods sold was $1,852,000 and $2,896,000 for the years ended July 31, 2021 and 2020, respectively. The decrease of $1,044,000 was primarily attributable to decreased product sales.

Gross margin, as a percentage of net product sales, was 50% and 58% for the years ended July 31, 2021 and 2020, respectively. The decrease in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the fiscal year ended July 31, 2020 as compared with the current year.

Selling, General and Administrative Expense

Selling, general and administrative expense was $4,047,000 and $3,695,000 for the years ended July 31, 2021 and 2020, respectively. The increase of $352,000 was primarily attributable to increased personnel costs, facilities expenses, as well as, increased board fees and share-based compensation. These increases were partially offset by decreased professional service costs and legal fees.

Share-based compensation expense included in selling, general and administrative expense, was $841,000 and $787,000 for the fiscal year ended July 31, 2021 and 2020, respectively. The increase of $54,000 is primarily due to the current year vesting of stock options and restricted stock units granted to employees, directors and consultants supporting our selling, general and administrative functions.

Research and Development Expense

Research and development expense was $339,000 and $322,000 for the years ended July 31, 2021 and 2020, respectively. The increase of $17,000 was primarily attributable to increased third-party testing and research supporting our FDA approval efforts.

Modified EBITDA

In addition to our GAAP results, we present Modified EBITDA as a supplemental measure of our performance. However, Modified EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of liquidity. We define Modified EBITDA as net income (loss), plus interest expense, depreciation and amortization and stock-based compensation expense.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the fiscal year ended July 31, 2021 and 2020:

	July 31,
	2021	2020
Net income (loss)	$(2,319,000)	$4,000
Add (deduct)
Other (income) expense	4,000	—
Depreciation and amortization	172,000	192,000
Stock-based compensation	841,000	787,000
Modified EBITDA	$(1,302,000)	$983,000

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

Liquidity and Capital Resources

As of July 31, 2021, we had $2,465,000 in cash and cash equivalents compared with $3,914,000 in cash and cash equivalents as of July 31, 2020. The net decrease in cash and cash equivalents was primarily attributable to the use of cash to fund our operations and investments in property, plant and equipment. Additionally, as of July 31, 2021, we had $970,000 of current liabilities, including $593,000 in accounts payable, compared with $1,512,000 of current liabilities, including $1,344,000 in accounts payable as of July 31, 2020. The net decrease in current liabilities was primarily due to trade payables due to our contract manufacture.

We have a history of recurring losses, and as of July 31, 2021 we have incurred a cumulative net loss of $125,800,000. During the fiscal year ended July 31, 2021, we recorded a net loss of $2,319,000 on recorded net revenue of $3,927,000. In addition, during the year ended July 31, 2021 we used $1,688,000 in operating and investing activities resulting in a cash balance of $2,390,000 as of July 31, 2021. Our history of recurring operating losses, and negative cash flows from operating activities give rise to substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

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

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. There were no patent impairments during the fiscal years ended July 31, 2021 or 2020.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of our Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2021.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information Regarding Our Board of Directors

Pursuant to our bylaws, the number of directors is fixed and may be increased or decreased from time to time by resolution of our Board of Directors, or the Board. The Board has fixed the number of directors at five members.

Information with respect to our directors as of October 28, 2021 is shown below.

Name	Age	Director Since	Position(s) Held
Tom Y. Lee, CPA	72	2014	Director, Chief Executive Officer
Ivan Chen	39	2018	Director
Tom Myers	69	2021	Director
Kristin A. Taylor	53	2021	Director
David M. Rendall	48	2021	Director

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

Mr. Myers was appointed to our Board on January 20, 2021. Mr. Myers was appointed as our Chief Operating Officer on October 4, 2018 had been serving as the Company’s Executive Vice President, Technical Support and Services since September 2016 and had previously served as Executive Vice President, Marketing and Product Development since August 2011 when he joined the Company. In his previous role, Mr. Myers led the implementation and application of the Company’s SDC-based technology in customer facilities, the development of the Company’s food transport sanitation solution and other marketing and sales efforts. Prior to joining the Company, Mr. Myers served as the President and Principal of Idaho Milk Products. Mr. Myers has also held executive management roles at Weider Nutrition International, Puritan Quartz Pharmaceuticals, FruitSource Associates and FruitSource Confections, Nancy’s Specialty Foods, Izaki Glico and Berkshire Hathaway Corporation. Mr. Myers holds a Bachelor of Science degree from California State University Long Beach.

We believe that Mr. Myers is qualified to serve on our Board due to his executive leadership experience as the Company’s Chief Operating Officer and his experience in building and growing the Company’s technology.

Kristin A. Taylor was appointed to our Board on January 20, 2021. Ms. Taylor is an accomplished technology executive with over 20 years of experience that includes VP and Director roles at leading tech companies. In March of 2020, Ms. Taylor was named President and CEO of ImageWare Systems, a software SaaS leader in biometric identification and authentication for state, local, federal governments, including law enforcement/public safety, as well as commercial businesses in the financial, healthcare, education, manufacturing and call center verticals. Prior to serving as President and Chief Executive Officer of ImageWare Systems, Inc., Kristin was a strategy consultant providing advisory services on communications, marketing, and analyst relations for Veritas Lux and Kristin A Taylor Consulting in which she developed a proprietary algorithmic methodology to weigh and rank the most influential global technical analysts. From September of 2017 to April of 2019, Ms. Taylor served as Vice President of Worldwide Analyst Relations at IBM and led the efforts to modernize and transform IBM’s Analyst Relations organization to drive not only influence but materialize revenue. From August of 2013 to August of 2017, she served as Vice President, Global Analyst and Public Relations at MediaTek, the third largest fabless semiconductor company worldwide with a $30 billion market cap, where she led the buildout of a new global Public and Analyst Relations organization to penetrate the North American, European, Latin American, Russian and Indian markets. Prior to that from September of 1998 to December of 2010, she served in various positions of increasing responsibility with Qualcomm including Head of Industry Analyst Relations, Senior Director of Business Development, and as a Director in Information Technology. During her tenure with Qualcomm, she drove development and launched the world’s first embedded wireless WAN module inside of notebook computers that resulted in the creation of a new corporate division for computing, with Gobi becoming a core element of 300+ product offerings. In October of 2020, she was named to the Top 50 Women Leaders in SaaS by The Software Report. In November of 2020, she was named Chair of Board for ImageWare Systems. She earned degrees in Business Management and Sociology from the University of New Hampshire in Durham, New Hampshire.

We believe that Ms. Taylor is qualified to serve on our Board due to her experience in Fortune 500 and micro-cap businesses along with her insight in sales, business development, analyst and public relations, marketing, and go-to-market strategies.

David M. Rendall was appointed to our Board on January 20, 2021. Mr. Rendall is an attorney and licensed real estate broker in the state of California. Mr. Rendall has been the broker and owner of RE/MAX of Santa Clarita, RE/MAX of Valencia, and RE/MAX Gateway since February 2014. Mr. Rendall manages approximately 175 agents and has annual sales of about $1 billion. He is the owner of Group One Investments, Inc. a licensed real estate property management and real estate investment firm specializing in commercial management and real estate syndication and development. He currently sits on the Santa Clarita Valley Economic Development Corporation board and is the Chief Executive Officer of Escrow Advantage, Inc., an independent escrow company. Mr. Rendall also is the general partner, owner, president, managing member, and/or member of multiple businesses and real estate partnerships. In addition to his real estate companies he is the Principal and Partner of Group One Legal, PC. Mr. Rendall has been practicing real estate since 2001 and has been practicing law since admitted to the state bar of California in 2003. Mr. Rendall earned a J.D. from Loyola Law School, a bachelor’s degree in Political Science and Sociology from University of California, Los Angeles, and was an adjunct professor at College of the Canyons, and taught Real Estate Principals, Real Estate Practices, and Legal Aspects of Real Estate.

We believe that Mr. Rendall is qualified to serve on our Board due to his substantial managerial and business expertise and insight into specific areas of sales and marketing necessary to provide leadership to the Company through various stages of potential development and growth. In addition, the Board values his legal expertise.

Information Regarding Our Executive Officers

Information with respect to our executive officers as of October 8, 2020 is shown below. Since Tom Y. Lee and Tom Myers also serve on the Board, their biographies are set forth under “Information Regarding the Board of Directors” above.

Name	Age	Position(s) Held	Position(s) Held Since
Tom Y. Lee, CPA	72	Chief Executive Officer	2019
Mark Elliott	46	Vice President, Finance	2015
Tom Meyers	69	Chief Operating Officer	2018

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

Family Relationships

Mr. Ivan Chen is the nephew of Mr. Tom Y. Lee. There are no other family relationships between any current director executive officer, or any director or executive offer during the fiscal year ended July 31, 2021.

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

Director Independence

We are not currently listed on any national securities exchange or in an inter-dealer quotation system that has established a standard for independence. However, in evaluating the independence of our members and the composition of the committees of our Board of Directors, our Board utilizes the definition of “independence” as that term is defined by applicable listing standards of the NYSE MKT. As of the date hereof, our Board consists of three members, two of whom are considered independent as that term is defined by applicable listing standards of the NYSE MKT. Our independent directors include: Messrs. Chen and Rendall and Ms. Taylor.

Board and Committee Attendance

During the fiscal year ended July 31, 2021, the Board of Directors met two times and it took action by unanimous written consent two times. During the fiscal year ended July 31, 2021 our Audit Committee met four times. Each of the directors attended 100% of the meetings of the Board of Directors.

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

Board Committees

Compensation Committee. The Compensation Committee of the Board of Directors currently consists of Messrs. Chen (Chair) and Rendall and Ms. Taylor. The functions of the Compensation Committee include the approval of the compensation offered to our executive officers and recommending to the full Board of Directors the compensation to be offered to our directors, including our Chairman. The Board has determined that Messrs. Chen and Rendall and Ms. Taylor are each an “independent director” under the listing standards of the NYSE MKT. In addition, the members of the Compensation Committee qualify as a “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act and as an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee is governed by a written charter approved by the Board of Directors, a copy of which is available on our website at www.purebio.com.

Audit Committee. The Audit Committee of the Board of Directors, currently consists of Messrs. Chen (Chair) and Rendall and Ms. Taylor. The functions of the Audit Committee include the retention of our independent registered public accounting firm, reviewing and approving the planned scope, proposed fee arrangements and results of the Company’s annual audit, reviewing the adequacy of the Company’s accounting and financial controls and reviewing the independence of the Company’s independent registered public accounting firm. The Board has determined that Messrs. Chen and Rendall and Ms. Taylor are “independent director” under the listing standards of the NYSE MKT. The Board of Directors has also determined that Messrs. Chen and Rendall and Ms. Taylor are each an “audit committee financial expert” within the applicable definition of the SEC. The Audit Committee is governed by a written charter approved by the Board of Directors, a copy of which is available on our website at www.purebio.com.

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

Board Leadership Structure

Our Bylaws provide our Board with flexibility to combine or separate the positions of Chairman of the Board and Chief Executive Officer in accordance with its determination that utilizing one or the other structure would be in the best interests of our company. At the current time, Mr. Chen serves as our Chairman of the Board, and Mr. Lee serves as our Chief Executive Officer. Our Board believes our leadership structure enhances the accountability of our Chief Executive Officer to the Board and encourages balanced decision making. In addition, the Board believes that this structure provides an environment in which its independent directors are fully informed, have significant input into the content of Board meetings and are able to provide objective and thoughtful oversight of management. Our Board also separated the roles in recognition of the differences in responsibilities. While our Chief Executive Officer is responsible for the day-to-day leadership of the Company and its business operations, the Chairman of the Board provides guidance to the Board, sets the agenda for Board meetings and presides over the meetings of the full Board and the meetings of the Board’s non-management directors. The Board Chairman also provides performance feedback on behalf of the Board to our Chief Executive Officer. The Board intends to carefully evaluate from time to time whether our Chief Executive Officer and Chairman positions should remain separate based on what the Board believes is best for the Company and its stockholders.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth a summary of cash and non-cash compensation awarded, earned or paid for services rendered to us during the fiscal years ended July 31, 2021 and July 31, 2020 by our named executive officers, consisting of (i) each individual serving as principal executive officer during the fiscal year ended July 31, 2021 and (ii) our other two most highly compensated officers serving during the fiscal year ended July 31, 2021.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus	Option Awards ($)(2)		Stock Awards ($)(3)			All Other Compensation ($)(4)	Total Compensation ($)
Tom Y. Lee	2021	$—	—	$ 100,000	(5)	$			$64,000	$164,000
Chief Executive Officer	2020	$—	—	$ 242,000	(6)	$			$46,000	$288,000
Mark S. Elliott	2021	$162,000	—	$ 27,000	(7)		$—		$—	$189,000
Vice President Finance	2020	$125,000	—	$ 106,000	(8)		$—		$—	$231,000
Tom Myers	2021	$200,000	—	$ 31,000	(9)	$			$—	$231,000
Chief Operating Officer	2020	$200,000	—	$ 88,000	(10)		$247,000	(11)	$—	$535,000

(1)	Amounts reflect salary earned during the respective fiscal years.

(2)	Amounts for the years ended July 31, 2021 and 2020 reflect the grant date fair value for financial statement reporting purposes with respect to stock options granted during the respective fiscal years, calculated in accordance with authoritative guidance.

(3)	Amounts for the years ended July 31, 2020 and 2019 reflect the grant date fair value for financial statement reporting purposes with respect to stock awards granted during the respective fiscal years, calculated in accordance with authoritative guidance.

(4)	Represents $51,000 in Board fees and $13,000 for medical insurance payments reimbursed to Mr. Lee during the fiscal year ended July 31, 2021. Represents $40,000 in Board fees and $6,000 for medical insurance payments reimbursed to Mr. Lee during the fiscal year ended July 31, 2020.

(5)	Represents two awards consisting of options to purchase three hundred fifty thousand (350,000) shares of common stock.

(6)	Represents four awards consisting of options to purchase seven hundred thousand (700,000) shares of common stock.

(7)	Represents an award consisting of options to purchase one hundred thousand (100,000) shares of common stock.

(8)	Represents two awards consisting of options to purchase three hundred thousand (300,000) shares of common stock.

(9)	Represents an award consisting of options to purchase one hundred twenty five thousand (125,000) shares of common stock.

(10)	Represents two awards consisting of options to purchase two hundred fifty thousand (250,000) shares of common stock.

(11)	Represents an award consisting of five hundred thousand (500,000) RSUs.

Narrative to Summary Compensation Table

The compensation program established for the Company’s executive officers consisted of the following elements:

Base Salary: The base salaries of our named executive officers depend on their job responsibilities, the market rate of compensation paid by companies in our industry for similar positions, our financial position and performance, and the strength of our business. Base salaries provide a fixed means of compensation in order to attract and retain talent. Mr. Lee received no base salary as Chief Executive Officer during the fiscal year ended July 31, 2021. Mr. Elliott’s salary was $162,000 per year during the fiscal year ended July 31, 2021. The base salary for Mr. Myers was $200,000 per year during the fiscal year ended July 31, 2021.

Performance-Based Cash Awards: As part of the Company’s executive compensation program, our executive officers are eligible to receive performance-based cash awards. The annual performance-based cash awards are based on the executive officer’s individual performance and the Company’s actual performance compared to the corporate goals approved by the Board and the Compensation Committee. Following the end of each fiscal year, the Board and the Compensation Committee is responsible for determining the bonus amount payable to an executive officer based on that executive officer’s individual performance during the fiscal year and its determination of the Company’s actual performance compared to the corporate goals established for that fiscal year. Due to the Company’s limited financial resources and performance, our named executive officers did not receive any performance-based cash bonuses for the years ended July 31, 2021 and 2020.

Long-Term Equity Awards: Equity ownership by our executive officers and key employees encourages them to create long-term value and aligns their interests with those of our stockholders. As a result, our executive compensation program provides for the issuance of stock options and restricted stock units (“RSUs”) as determined by the Compensation Committee and our Board.

Outstanding Equity Awards at Year-End

The following table provides a summary of all equity awards held by our named executive officers that were outstanding as of July 31, 2021.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of shares or Units of stock that have not vested(#)	Market Value of shares or Units of stock that have not vested ($)(1)
Tom Y. Lee	—	150,000	$0.45	6 /18/2031	(2)	—	—
	—	200,000	$0.45	6 /18/2031	(2)	—	—
	350,000	—	$0.79	5 /15/2030	(3)	—	—
	150,000	50,000	$0.33	1 /29/2030	(3)	—	$—
	150,000		$0.29	10 /1/2029	(3)	—	$—
	100,000	—	$0.78	2 /26/2023	(4)	—	$—
	200,000	—	$1.19	6 /22/2027	(5)	—	$—
	100,000	—	$0.88	3 /1/2022	(5)	—	$—
Mark Elliott	—	100,000	$0.45	6 /18/2031	(6)	—	—
	112,500	37,500	$0.33	1 /29/2030	(7)	—	$—
	150,000	—	$0.79	5 /15/2030	(7)	—	$—
	150,000	—	$0.78	2 /26/2023	(8)	—	$—
	150,000	—	$0.88	3 /1/2022	(9)	—	$—
	10,000	—	$0.86	1/24/2023		—	$—
Tom Myers	—	125,000	$0.45	6 /18/2031	(10)
						333,333	$144,000	(11)
	93,750	31,250	$0.33	1 /29/2030	(12)	—	$—
	125,000	—	$0.79	5 /15/2030	(12)	—	$—
	100,000	—	$0.78	2 /26/2023	(13)	—	$—
	100,000	—	$0.88	3 /1/2022	(14)	—	$—
	40,000	—	$0.73	2/6/2023		—	$—

(1)	The market value was determined by multiplying the number of shares underlying the awards by the closing price for our common stock on July 31, 2021, which was $0.42.

(2)	During the year ended July 31, 2021, we granted Mr. Lee awards consisting of an option to purchase three hundred fifty thousand (350,000) shares of common stock. 200,000 options vest quarterly over one year. The remaining 200,000 options vest quarterly over two years. All 350,000 options have a ten-year term

(3)	During the year ended July 31, 2020, we granted Mr. Lee awards consisting of an option to purchase seven hundred thousand (700,000) shares of common stock. 500,000 options vest quarterly over one year. The remaining 200,000 options vest quarterly over two years. All 700,000 options have a ten-year term

(4)	During the year ended July 31, 2018, we granted Mr. Lee a five year award consisting of an option to purchase one hundred thousand (100,000) shares of common stock. 50% of the option vested January 15, 2019 with the remaining 50% vesting on January 15, 2020.

(5)	During the year ended July 31, 2017, we granted Mr. Lee a ten year award consisting of an option to purchase two hundred thousand (200,000) shares of common stock. 50% of the option vested January 15, 2018 with the remaining 50% vesting on January 15, 2019. In addition, during the year ended July 31, 2017, we granted Mr. Lee an award consisting of an option to purchase one hundred thousand (100,000) shares of common stock. The option has a five-year term and vests in four quarterly installments.

(6)	During the year ended July 31, 2021, we granted Mr. Elliott awards consisting of an option to purchase one hundred thousand (100,000) shares of common stock. The options have a ten-year term and vest in four quarterly installments.

(7)	During the year ended July 31, 2020, we granted Mr. Elliott awards consisting of an option to purchase three hundred thousand (300,000) shares of common stock. The options have a five-year term and vest in four quarterly installments.

(8)	During the year ended July 31, 2018, we granted Mr. Elliott an award consisting of an option to purchase one hundred fifty thousand (150,000) shares of common stock. The option has a five-year term and vests in four quarterly installments.

(9)	During the year ended July 31, 2017, we granted Mr. Elliott an award consisting of an option to purchase one hundred fifty thousand (150,000) shares of common stock. The option has a five-year term and vests in four quarterly installments.

(10)	During the year ended July 31, 2021, we granted Mr. Myers awards consisting of an options to purchase one hundred twenty five thousand (125,000) shares of common stock. The options have a ten-year term and vest in four quarterly installments.

(11)	During the year ended July 31, 2020, we granted Mr. Myers an award consisting of five hundred thousand (500,000) RSUs. The RSU vest in equal installments over a three year period and carry a ten year term.

(12)	During the year ended July 31, 2020, we granted Mr. Myers awards consisting of an options to purchase two hundred fifty thousand (250,000) shares of common stock. The options have a five-year term and vest in four quarterly installments.

(13)	During the year ended July 31, 2018, we granted Mr. Myers an award consisting of an option to purchase one hundred thousand (100,000) shares of common stock. The option has a five-year term and vests in four quarterly installments.

(14)	During the year ended July 31, 2017, we granted Mr. Myers an award consisting of an option to purchase one hundred thousand (100,000) shares of common stock. The option has a five-year term and vests in four quarterly installments.

During the year ended July 31, 2021, Messrs. Lee, Myers and Elliott had 400,000, 187,500 and 225,000 option awards vest, respectively. The respective value on vesting was $13,500, $5,625 and $6,750 respectively.

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

Compensation of Directors

The following table sets forth compensation earned in the fiscal year ended July 31, 2021 by each of our non-employee directors who are not named executive officers.

	Fees Earned or Paid in Cash	Option Awards	Total Compensation
Name	($)	($)(1)	($)
Ivan Chen	$59,000	$39,000	$98,000
Kristin A. Taylor	$35,000	$31,000	$66,000
David M. Rendall	$35,000	$31,000	$66,000

(1)	Amounts for the year ended July 31, 2021 reflect the grant date fair value for financial statement reporting purposes with respect to stock options granted during the fiscal year, calculated in accordance with authoritative guidance.

Narrative to Director Compensation Table

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

Annual fees are paid to each non-employee director in four equal installments on a quarterly basis. Any non-employee directors serving a portion of the year are entitled to receive such fees on a pro rata basis based on their length of service during the year. Mr. Myers did not receive any additional compensation for their board service.

Additionally, new members of the Board are entitled to receive stock options in an amount to be determined by the Compensation Committee or the Board.

During the fiscal year ended July 31, 2021, Ms. Taylor received an option to purchase 100,000 shares of common stock. In addition, Messrs. Chen and Rendall received options to purchase 125,000 and 100,000 shares of common stock, respectively. All options granted to our non-employee directors during the fiscal year ended July 31, 2021 vest fifty percent (50%) on the date of the next annual meeting and fifty percent (50%) on the date of the following year’s annual meeting and carry a ten year term.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information regarding the beneficial ownership of our common stock as of October 28, 2021, or the Evaluation Date, by: (i) each of our current directors, (ii) each of our named executive officers as set forth in Item 11 of this Annual Report, (iii) all such directors and executive officers as a group and (iv) our five percent or greater stockholders. The table is based upon information supplied by our officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Applicable percentages are based on 87,223,141 shares outstanding as of the Evaluation Date, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options or warrants or settlement of restricted stock units that are either immediately exercisable or exercisable within 60 days of the Evaluation Date. These shares are deemed to be outstanding and beneficially owned by the person holding those securities for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name (1)	Number of Shares Beneficially Owned		Percent of Common Stock
Tom Y. Lee	23,151,982	(2)	26.15%
Mark S. Elliott	694,850	(3)	*	%
Tom Myers	1,038,017	(4)	1.18%
Ivan Chen	837,500	(5)	*	%
David Rendall	77,371	(6)	*	%
Kristin Taylor	—		*	%
All of our named executive officers and directors as a group (5 persons)	25,799,720	(7)	28.47%

*	Indicates less than one percent of the outstanding shares of the Company’s common stock.

(1)	Unless, noted below, the address for each person listed in the table is c/o PURE Bioscience, Inc., 9669 Hermosa Avenue Rancho Cucamonga, California 91730

(2)	Consists of 1,150,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 22,001,982 shares of common stock held directly by Mr. Lee and his spouse.

(3)	Consists of 622,500 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 72,350 shares of common stock held directly by Mr. Elliott.

(4)	Consists of 521,250 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 516,767 shares of common stock held directly by Mr. Myers.

(5)	Consists of 387,500 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 450,000 shares of common stock held directly by Mr. Chen.

(6)	Consists of 77,371 shares of common stock held directly by Mr. Rendall

(7)	Consists of 2,681,250 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date and 23,118,470 shares of common stock, held by all directors and executive officers as a group.

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

To the Company’s knowledge, other than as described above, no person who, during the fiscal year ended July 31, 2021, was a director or officer of the Company, or beneficial owner of more than ten percent of the Company’s Common Stock (which is the only class of securities of the Company registered under Section 12 of the Act), failed to file on a timely basis reports required by Section 16 of the Act during such fiscal year.

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

The following table sets forth, as of July 31, 2021, information with respect to our equity compensation plans, and with respect to certain other options and warrants.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	6,844,125	$0.64	5,178,000
Equity compensation plans not approved by stockholders	1,800,000	1.18	—
Total	8,644,125	$0.75	5,178,000

(1)	Includes options only and does not include restricted stock units

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as described below and other than Board or employment relationships and compensation resulting from those employment relationships, no director, executive officer, 5% stockholder or immediate family member of any of the foregoing, was a party to any transaction or series of transactions since August 1, 2019 (the beginning of the year ended July 31, 2020), or is to be a party to any currently proposed transaction or series of proposed transactions, in which (i) we were or are to be a participant, (ii) the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at fiscal year-end for the fiscal years ended July 31, 2021 and 2020, which is $54,000, and (iii) any director, executive officer, or immediate family member of any of the foregoing had or will have a direct or indirect material interest.

For information with respect to the compensation paid to our executive officers and directors, see heading “Executive Compensation” of this annual report.

On July 29, 2019, we entered into a Sublease Agreement (the “Sublease”) with SwabPlus L.P. (“SwabPlus”), effective July 25, 2019, pursuant to which we subleased certain office and industrial space for our corporate headquarters. The premises are located in Rancho Cucamonga, California. In December 2020, the Sublease expired. The Company is currently negotiating a new lease agreement with SwabPlus.

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

Equity Transactions with our Directors and Officers

Since August 1, 2019, the Company has entered into the following equity investment transactions with its directors and officers:

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

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee are or have been an officer or employee of us. During fiscal 2021, 2020 and 2019, no member of our Compensation Committee had any relationship with us requiring disclosure under Item 404 of Regulation S-K, except as set forth above, none of our executive officers served on the Compensation Committee (or its equivalent) or board of directors of another entity any of whose executive officers served on our Compensation Committee or board of directors.

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

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Weinberg & Company, P.A. for the years ended July 31, 2021 and 2020. All fees described below were approved by the Board or the Audit Committee:

	For the years ended July 31,
	2021	2020
Audit Fees (1)	$85,000	$49,000
Tax Fees (2)	$12,000	$—
Total Fees	$97,000	$49,000

(1)	Audit Fees include fees for services rendered for the audit and quarterly reviews of our financial statements, including our Annual Report on Form 10-K and our periodic reports, and fees incurred related to the filings of registration statements.

(2)	Tax Fees consist of amounts billed by an affiliate of our independent auditors for services in connection with the preparation of our federal and state tax returns.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	The list of financial statements filed in response to Part II, Item 8 is set forth at the end of this Annual Report.

	(2)	Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)		The following exhibits are filed as part of this Annual Report pursuant to Item 601 of Regulation S-K:

	3.1	Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

	3.1.1	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

	3.2	Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

	3.2.1	Amendment to the Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on December 7, 2016).

4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on December 7, 2016).

4.3	Description of Capital Stock

10.1	Amended and Restated PURE Bioscience 2007 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on February 5, 2016)

10.2 #	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.3	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K filed with the SEC on October 24, 2013)

10.4†	Manufacturing Supply Agreement, dated June 21, 2019, by and between Pure Bioscience Inc. and Intercon Chemical Company (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on June 26, 2019).

10.5 #	Form of RSU Agreement between PURE Bioscience, Inc. and executive officers (incorporated by reference to Exhibit 10.32 of the Annual Report on Form 10-K filed with the SEC on October 28, 2015)

10.6 #	Form of Non-Employee Director RSU Agreement (Non-plan) (incorporated by reference to Exhibit 99.5 of the Current Report on Form 8-K filed with the SEC on June 23, 2017)

10.7 #	Form of Non-Employee Director Option Agreement (Non-plan) (incorporated by reference to Exhibit 99.6 of the Current Report on Form 8-K filed with the SEC on June 23, 2017)

10.8 #	Pure Bioscience, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 18, 2018)

10.9	Promissory Note, dated June 28, 2018, issued to Tom Y. Lee (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 2, 2018)

10.10	Form of Warrant Amendment (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on February 22, 2019)

10.11	Form of Amendment to Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on June 29, 2019).

10.12	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on October 3, 2019)

10.13	Sublease Agreement, effective July 25, 2019, by and between the Company and SwabPlus L.P. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on August 2, 2019).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K, filed with the SEC on October 13, 2009)

23.1 *	Consent of Weinberg and Company, P.A and Mayer Hoffman McCann P.C.

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	The following materials from the Company’s Annual Report on Form 10-K for the annual period ended July 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as at July 31, 2021 and 2020; (ii) Consolidated Statements of Operations for the years ended July 31, 2021 and 2020; (iii) Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the years ended July 31, 2021 and 2020; and (v) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

#	Management contract or compensatory plan or arrangement

†	Certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed. The Company hereby undertakes to provide further information regarding such redacted information to the Commission upon request.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE BIOSCIENCE, INC.	DATE

/s/ Tom Y. Lee	October 28, 2021
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

NAME	TITLE	DATE

/s/ TOM Y. Lee	Chief Executive Officer, Director	October 28, 2021
Tom Y. Lee	Principal Executive Officer

/s/ MARK S. ELLIOTT	Vice President, Finance	October 28, 2021
Mark S. Elliott	Principal Financial and Accounting Officer

/s/ IVAN CHEN	Chairman of the Board	October 28, 2021
Ivan Chen

/s/ TOM MYERS	Director	October 28, 2021
Tom Myers

/s/ KRISTIN TAYLOR	Director	October 28, 2021
Kristin Taylor

/s/ DAVID RENDALL	Director	October 28, 2021
David Rendall

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Pure Bioscience Inc.

Rancho Cucamonga, Ca.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pure Bioscience Inc. (the “Company”) and Subsidiaries as of July 31, 2021 and 2020, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments.

The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of slow-moving and obsolete inventories at net realizable value

As discussed in Note 2 to the consolidated financial statements, the Company monitors inventory levels in order to identify slow-moving or obsolete merchandise as these factors can indicate a decline in the market value of the inventory on hand. Inventory cost is reduced to net realizable value when cost exceeds the market value less the cost of disposal. The market value is subject to the effects of consumer demands, customer preferences, and the broader economy. The Company’s inventory balance was $332,000 as of July 31, 2021 which represents 7.7% of total assets.

The principal considerations for our determination that performing procedures relating to the excess and obsolete inventory reserve is a critical audit matter are there was significant judgment by management in estimating the excess and obsolete inventory reserve, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the reasonableness of the significant assumptions used in developing the reserve, including the estimated reserve percentages.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, testing management’s process for developing the excess and obsolete inventory reserve; evaluating the appropriateness of the approach; testing the completeness and accuracy of underlying data used in the approach, including historical usage and inventory age; and evaluating the reasonableness of the estimated reserve percentages used by management to determine the excess and obsolete inventory reserve.

We have served as the Company’s auditor since 2019.

/s/ Weinberg and Company, P.A

Los Angeles, California
October 28, 2021

PURE Bioscience, Inc.

Consolidated Balance Sheets

	July 31, 2021	July 31, 2020
Assets
Current assets
Cash and cash equivalents	$2,390,000	$3,839,000
Accounts receivable	368,000	1,089,000
Inventories, net	332,000	547,000
Restricted cash	75,000	75,000
Prepaid expenses	32,000	16,000
Total current assets	3,197,000	5,566,000
Property, plant and equipment, net	740,000	316,000
Patents, net	366,000	441,000
Total assets	$4,303,000	$6,323,000
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$593,000	$1,344,000
Accrued liabilities	138,000	168,000
Loan payable	239,000	—
Total current liabilities	970,000	1,512,000
Total liabilities	970,000	1,512,000
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 87,223,141 shares issued and outstanding at July 31, 2021, and 87,072,951 shares issued and outstanding at July 31, 2020	873,000	871,000
Additional paid-in capital	128,253,000	127,414,000
Accumulated deficit	(125,793,000)	(123,474,000)
Total stockholders’ equity	3,333,000	4,811,000
Total liabilities and stockholders’ equity	$4,303,000	$6,323,000

See accompanying notes.

PURE Bioscience, Inc.

Consolidated Statements of Operations

	Year ended
	July 31,
	2021	2020
Net product sales (including related party sales of $124,000 for the fiscal year ended July 31, 2020)	$3,698,000	$6,917,000
Royalty revenue	229,000	—
Total revenue	3,927,000	6,917,000
Cost of goods sold	1,852,000	2,896,000
Gross Profit	2,075,000	4,021,000
Operating costs and expenses
Selling, general and administrative	4,047,000	3,695,000
Research and development	339,000	322,000
Total operating costs and expenses	4,386,000	4,017,000
Income (loss) from operations	(2,311,000)	4,000
Other income (expense)
Interest expense, net	(4,000)	(5,000)
Other income, net	(4,000)	5,000
Total other expense	(8,000)	—
Net income (loss)	$(2,319,000)	$4,000
Net income (loss) per common share - basic	$(0.03)	$0.00
Net income (loss) per common share - diluted	(0.03)	0.00
Weighted average shares - basic	87,174,312	82,209,487
Weighted average shares - diluted	87,174,312	84,611,822

See accompanying notes.

PURE Bioscience, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance July 31, 2019	76,732,334	$768,000	$123,900,000	$(123,478,000)	$1,190,000
Issuance of common stock in private placements, net	9,758,619	97,000	2,733,000		2,830,000
Share-based compensation expense - stock options	—	—	555,000	—	555,000
Share-based compensation expense - restricted stock units	—	—	232,000	—	232,000
Issuance of common stock upon the vesting of restricted stock units	400,000	4,000	(4,000)	—	—
Issuance of common stock upon the exercise of stock options	181,998	2,000	(2,000)	—	—
Net income	—	—	—	4,000	4,000
Balance July 31, 2020	87,072,951	871,000	127,414,000	(123,474,000)	4,811,000
Share-based compensation expense - stock options	—	—	758,000	—	758,000
Share-based compensation expense - restricted stock units	—	—	83,000	—	83,000
Issuance of common stock upon exercise of stock options	150,190	2,000	(2,000)	—	—
Net loss	—	—	—	(2,319,000)	(2,319,000)
Balance July 31, 2021	87,223,141	$873,000	$128,253,000	$(125,793,000)	$3,333,000

See accompanying notes.

PURE Bioscience, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	July 31,
	2021	2020
Operating activities
Net income (loss)	$(2,319,000)	$4,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation	841,000	787,000
Amortization of stock issued for services	—	4,000
Depreciation and amortization	172,000	192,000
Reserve for inventory obsolescence	150,000	—
Changes in operating assets and liabilities:
Accounts receivable	721,000	(716,000)
Inventories	65,000	(370,000)
Prepaid expenses	(16,000)	(2,000)
Accounts payable and accrued liabilities	(781,000)	774,000
Deferred rent	—	(4,000)
Net cash provided by (used) in operating activities	(1,167,000)	669,000
Investing activities
Purchases of property, plant and equipment	(521,000)	(58,000)
Net cash used in investing activities	(521,000)	(58,000)
Financing activities
Net proceeds from the sale of common stock	—	2,830,000
Net proceeds from payroll protection program loan	239,000	—
Net cash provided by financing activities	239,000	2,830,000
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,449,000)	3,441,000
Cash, cash equivalents, and restricted cash at beginning of year	3,914,000	473,000
Cash, cash equivalents, and restricted cash at end of year	$2,465,000	$3,914,000

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$2,390,000	$3,839,000
Restricted cash	75,000	75,000
Total cash, cash equivalents and restricted cash	$2,465,000	$3,914,000

Supplemental disclosure of cash flow information
Cash paid for taxes	$4,000	$4,000

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

Liquidity and Going Concern

We have a history of recurring losses, and as of July 31, 2021 we have incurred a cumulative net loss of $125,800,000. During the fiscal year ended July 31, 2021, we recorded a net loss of $2,319,000 on recorded net revenue of $3,927,000. In addition, during the year ended July 31, 2021 we used $1,688,000 in operating and investing activities resulting in a cash balance of $2,390,000 as of July 31, 2021. Our history of recurring operating losses, and negative cash flows from operating activities give rise to substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

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

A summary of our revenue by product type for the fiscal years ended July 31, 2021 and 2020 is as follows:

	July 31,
	2021	2020
PURE Hard Surface	$3,563,947	$6,706,344
SILVÉRION	134,053	210,656
	$3,698,000	$6,917,000

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

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. We evaluate the collectability of our trade accounts receivable based on a number of factors. In circumstances where we becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our historical losses and an overall assessment of past due trade accounts receivable outstanding. The allowance for doubtful accounts was zero at July 31, 2021 and 2020.

Inventories

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and our ability to sell the product(s) concerned. Demand for our products can fluctuate significantly. Factors that could affect demand for our products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers. Additionally, our management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory. At July 31, 2021, the Company determined that a reserve for inventory obsolescence of $150,000 was required. At July 31, 2020, management determined that a reserve for inventory obsolescence was not required.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended July 31, 2021 and 2020, Company Management determined there were no indicators of impairment of its property and equipment.

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

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets, including our capitalized patent costs, by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. There were no patent impairments during the years ended July 31, 2021 or 2020.

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

Concentrations

Gross sales. For the year ended July 31, 2021, one individual customer accounted for 11% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S. For the year ended July 31, 2020, three individual customers accounted for 16%, 13% and 11% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 98% U.S. and 2% foreign.

Accounts receivable. As of July 31, 2021, we had accounts receivable from three customers that comprised 17%, 15% and 10% of total accounts receivable, respectively. As of July 31, 2020, we had accounts receivable from three customers that comprised 21%, 16% and 11% of total accounts receivable, respectively.

Purchases. For the fiscal year ended July 31, 2021, one vendor accounted for 36% of our purchases. For the fiscal year ended July 31, 2020, one vendor accounted for 54% of our purchases.

Accounts payable. As of July 31, 2021, one vendor accounted for 50% of the total trade accounts payable. As of July 31, 2020, one vendor accounted for 66% of the total trade accounts payable.

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

Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the sum of the weighted-average number of common shares outstanding during the period and the weighted-average number of dilutive common share equivalents outstanding during the period, using the treasury stock method. Dilutive common share equivalents are comprised of in-the-money stock options and restricted stock units, based on the average stock price for each period using the treasury stock method. Since we incurred a loss for the fiscal year ended July 31, 2021 the number of shares issuable upon the exercise of stock options, the vesting of restricted stock units, and the exercise of warrants, none of which are included in the computation of basic net loss per common share, was 10,984,390. For the fiscal year ended July 31, 2020, the incremental dilutive common share equivalents were 2,402,335.

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

3. Balance Sheet Details

Inventories consist of the following:

	July 31,
	2021	2020
Raw materials	$17,000	$17,000
Finished goods	315,000	530,000
	$332,000	$547,000

During the year ended July 31, 2021, we established a $150,000 reserve for inventory obsolescence. As of July 31, 2020, we did not have a reserve for inventory obsolescence.

Property, plant, and equipment consist of the following:

	July 31,
	2021	2020
Computers and equipment	$1,516,000	$1,058,000
Construction in progress	63,000	—
	1,579,000	1,058,000
Less accumulated depreciation	(839,000)	(742,000)
	$740,000	$316,000

Depreciation expense for the years ended July 31, 2021 and 2020 was $97,000 and $104,000, respectively.

Patents consist of the following:

	July 31,
	2021	2020
Patents	$3,504,000	$3,504,000
Less accumulated amortization	(3,138,000)	(3,063,000)
	$366,000	$441,000

Patent amortization expense for the years ended July 31, 2021 and 2020 was $75,000, respectively.

At July 31, 2021, future patent amortization expense is expected to be as follows:

2022	$48,000
2023	42,000
2024	42,000
2025	42,000
2026	41,000
Thereafter	151,000
$366,000

4. Commitments and Contingencies

COVID-19

The COVID-19 pandemic has led to severe disruptions in general economic activities, as businesses and federal, state, and local governments take increasingly broad actions to mitigate this public health crisis. While we have experienced some delays related to final third-party validation of certain of our products and product rollouts by customers using PURE Control, we have not experienced a material disruption to our business. In addition, we previously benefited from increased demand from our customers for our PURE Hard Surface product due to a focus on surface disinfecting in response to attempting to prevent COVID-19 transmission. We subsequently experienced an abatement in such demand and cannot assure you that demand will stabilize. Additionally, we are beginning to experience supply chain issues with our various plastic packaging configurations and citric acid. Further, on a go-forward basis, we cannot guarantee the overall economic conditions will not affect our business, as these conditions may significantly negatively impact all aspects of our business. Our business is dependent on the continued health and productivity of our employees, including our sales staff and corporate management team.

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

Legal

From time to time, we could become involved in disputes and various litigation matters that arise in the normal course of business. Lawsuits against us or our officers or directors by employees, former employees, stockholders, partners, customers, or others, or actions taken by regulatory authorities, could be very costly and substantially disrupt our business. Such lawsuits and actions are not uncommon, and we may not be able to resolve such disputes or actions on terms favorable to us, and there may not be sufficient capital resources available to defend such actions effectively, or at all. As of July 31, 2021, there were no material lawsuits against the Company.

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

We intend to use the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. We intend to apply for forgiveness of the PPP loan with respect to these qualifying expenses, however, it cannot assure that such forgiveness of any portion of the PPP loan will occur. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. We were in compliance with the terms of the PPP loan as of July 31, 2021.

6. Stockholders’ Equity

Preferred Stock

As of July 31, 2021, the Company’s Board of Directors is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.01 per share, in one or more series. As of July 31, 2021 and July 31, 2020, there were no shares of preferred stock issued and outstanding.

Common Stock

As of July 31, 2021, 150,000,000 shares of common stock with a par value of $0.01 per share are authorized for issuance.

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

Other Activity

During the three months ended October 31, 2017, we entered into a two-year service agreement for business development services. In accordance with the agreement we issued 50,000 shares of common stock, with a value of $51,000. The value was capitalized to prepaid expense and was being amortized over the term of the agreement. During the fiscal year ended July 31, 2020, we recognized $4,000 of expense related to these services.

Warrants

A summary of our warrant activity and related data is as follows:

Shares
Outstanding at July 31, 2019	461,097
Issued	—
Exercised	—
Expired/Cancelled	(133,332)
Outstanding at July 31, 2020	327,765
Issued	—
Exercised	—
Expired/Cancelled	—
Outstanding at July 31, 2021	327,765

The following table summarizes information related to warrants outstanding at July 31, 2021, all of which are fully vested:

Expiration	Exercise
Date	Price	Shares
12/01/21	$1.25	58,824
12/01/21	$1.28	117,647
01/23/22	$1.25	117,647
01/23/22	$1.28	33,647
		327,765

There was no intrinsic value of these warrants outstanding at July 31, 2021.

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

On October 4, 2018, the Board of Directors appointed Tom Myers as the Company’s Chief Operating Officer. In connection with Mr. Myers appointment, the Board agreed to grant him 500,000 RSUs upon the achievement by the Company of profitability for a fiscal quarter, after which such RSUs shall vest annually over the following three years. In May 2020, the 500,000 RSUs were formally granted to Mr. Myers due to the Company’s profitable April 30, 2020 fiscal quarter. During the fiscal year ended July 31, 2021 there were no Restricted Stock Units granted.

During the fiscal year ended July 31, 2020, the Company recognized $70,000 of compensation cost relating to the 400,000 shares vesting during the period. In addition, the Company accelerated the vesting of 400,000 shares of stock issued to Henry R. Lambert with a remaining value of $162,000 upon his retirement during the period. In total, the Company recognized $232,000 from the vesting of these restricted stock units during the year ended July 31, 2020. During the fiscal year ended July 31, 2021, the Company recognized $83,000 of compensation cost relating to the 166,667 shares vesting during the period

Of the 2,012,500 RSUs outstanding as of July 31, 2021, 1,679,167 RSUs are vested and issuable. These RSUs are issued upon settlement date which is defined as “for each Vested Unit, the earliest of (i) the ten-year anniversary of the Grant Date; (ii) sixty days after the date the Grantee’s Service ceases for any reason and such cessation constitutes a “separation from service” within the meaning of Section 409A of the Code; (iii) the date of Grantee’s death or (iv) the date of a Change in Control that constitutes a “change in control event” within the meaning of Section 409A of the Code”.

As of July 31, 2021, there was $144,000 of unrecognized non-cash compensation cost related to the remaining 333,333 RSUs we expect to vest, which will be recognized over a weighted average period of 1.75 years.

A summary of our restricted stock unit activity and related data is as follows:

	Total RSU Shares	Vested and Issuable
Outstanding at July 31, 2019	1,912,500	1,912,500
Granted	500,000	—
Issued	(400,000)	(400,000)
Forfeited	—	—
Outstanding at July 31, 2020	2,012,500	1,512,500
Granted	—	—
Issued	—	166,667
Forfeited	—	—
Outstanding at July 31, 2021	2,012,500	1,679,167

Stock Option Plans

2007 Equity Incentive Plan

In February 2016, we amended and restated our 2007 Equity Incentive Plan, the (“2007 Plan”), to, among other changes, increase the number of shares of common stock issuable under the 2007 Plan by 4,000,000 shares and extend the term of the 2007 Plan until February 4, 2026. The 2007 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of July 31, 2021, there were approximately 1,352,000 shares available for issuance under the 2007 Plan.

2017 Equity Incentive Plan

In January 2021, we amended and restated our 2017 Equity Incentive Plan, the (“2017 Plan”), to, among other changes, increase the number of shares of common stock issuable under the 2017 Plan by 5,000,000 shares and extend the term of the 2007 Plan until January 2031. The 2017 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of July 31, 2021, there were approximately 3,826,000 shares available for issuance under the 2017 Plan.

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

During the fiscal year ended July 31, 2021, the Compensation Committee of the Board of Directors authorized the issuance of 1,555,000 stock options to our employees, officers, directors and consultants with a fair value of $471,000 as determined by the Black Scholes option pricing model. The vesting terms of the options vary between one and two years and carry a ten year term.

During the fiscal year ended July 31, 2020, there was a net exercise on 440,000 stock options which resulted in the issuance of 181,998 shares of our common stock. During the fiscal year ended July 31, 2021, there was a net exercise on 624,375 stock options which resulted in the issuance of 150,190 shares of our common stock. As these options were net exercised on a cashless basis, as permitted under the respective option agreements, we did not receive any cash proceeds.

A summary of our stock option activity for the fiscal years ended July 31, 2021 and 2020 is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 31, 2019	7,363,125	$1.04	$—
Granted	2,550,000	$0.58
Exercised	(440,000)	$0.82
Cancelled	(40,250)	$11.41
Outstanding at July 31, 2020	9,432,875	$0.88	$5,255,000
Granted	1,555,000	$0.48	—
Exercised	(624,375)	$0.88
Cancelled	(1,719,375)	$1.17
Outstanding at July 31, 2021	8,644,125	$0.76	$124,000

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.25 to $0.50	2,910,625	9.10	$0.39	1,199,375	8.24	$0.34
$0.51 to $1.00	3,678,500	3.98	$0.80	3,566,000	3.83	$0.80
$1.01 to $1.40	2,055,000	5.74	$1.18	1,975,000	5.69	$1.78
	8,644,125	6.13	$0.76	6,740,375	5.16	$0.83

The weighted average expected term of options outstanding at July 31, 2020 was 6.13 years.

For the fiscal year ended July 31, 2021 share-based compensation expense for stock options vesting during the period was $758,000. For the fiscal year ended July 31, 2020 share-based compensation expense for stock options vesting during the period was $555,000.

At July 31, 2021, options to purchase 6,740,375 shares of common stock were exercisable. These options had a weighted-average exercise price of $0.83 and a weighted average remaining contractual term of 5.16 years. The weighted average grant date fair value for options granted during the fiscal year ended July 31, 2021 was $0.33. The total unrecognized compensation cost related to unvested stock option grants as of July 31, 2021 was approximately $505,000 and the weighted average period over which these grants are expected to vest is 1.10 years.

We use the Black-Scholes valuation model to calculate the fair value of stock options. Share-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	For the years ended July 31,
	2021	2020
Volatility	87.76%	83.15%
Risk-free interest rate	0.92%	0.89%
Dividend yield	0.0%	0.0%
Expected life	5.30 years	5.45 years

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

8. Related Party Transactions

On July 29, 2019, we entered into a Sublease Agreement (the “Sublease”) with SwabPlus L.P. (“SwabPlus”), effective July 25, 2019, pursuant to which we subleased certain office and industrial space for our corporate headquarters. The premises are located in Rancho Cucamonga, California. In December 2020, the Sublease expired. The Company is currently negotiating a new lease agreement with SwabPlus. Rent expense, including common area maintenance and real property taxes, was $87,000 and $37,000 for the years ended July 31, 2021 and 2020, respectively. Tom Y. Lee, the Company’s Chief Executive Officer, Chairman of the Board and President, also serves as chairman of the board of directors and chief executive officer of SwabPlus. Mr. Lee also serves as president of Hermosa Property, Inc., the landlord of the premises subject to the Sublease. The Sublease was considered by the Company in accordance with the Company’s Related Party Transaction and Procedures Policy, and approved by the disinterested members of the Board.

During the fiscal year ended July 31, 2020, we sold $124,000 of product to Harmony Bioscience, Inc. PURE Chairman and CEO Tom Y. Lee is an affiliate of Harmony Bioscience.

As of July 31, 2021 and July 31, 2020, accounts payable include $134,000 and $60,000 in board fees due to officers and directors, respectively.

9. Income Taxes

We file federal and state consolidated tax returns with our subsidiaries. Our income tax provision for the years ended July 31, 2021 and 2020 was $1,650; the minimum state franchise taxes we pay regardless of income or loss.

At July 31, 2021, we had federal and state tax net operating loss carry-forwards of approximately $107.5 million and $62.3 million, respectively. At July 31, 2020, we had federal and state tax net operating loss carry-forwards of approximately $106.2 million and $61.8 million, respectively. Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code as well as similar state provisions. These ownership changes may limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since our formation, we have raised capital through the issuance of capital stock on several occasions (both before and after our initial public offering in 1996) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition. While we do not believe that we have experienced an ownership change, the pertinent tax rules related thereto are complex and subject to varying interpretations, and thus complete assurance cannot be provided that the taxing authorities would not take an alternative position.

Our current federal tax loss carry-forwards began expiring in the year ended July 31, 2020 and, unless previously utilized, all but $3.7 million will completely expire in the year ending July 31, 2038. The $3.7 million can be carried forward indefinitely. Our state tax loss carry-forwards began to expire in the year ending July 31, 2029, and will completely expire in the year ending July 31, 2040.

Significant components of our deferred tax assets are as follows:

	July 31,
	2021	2020
Net operating loss carry-forward	$26,850,000	$26,540,000
Stock options and warrants	2,110,000	1,950,000
Other temporary differences	(120,000)	(120,000)
Total deferred tax assets	28,840,000	28,370,000
Valuation allowance for deferred tax assets	(28,840,000)	(28,370,000)
Net deferred tax assets	$—	$—

A reconciliation of income taxes computed using the statutory income tax rate, compared to the effective tax rate, is as follows:

	2021	2020
Federal tax benefit at the expected statutory rate	(21)%	(21)%
State income tax, net of federal tax benefit	(7)	(7)
Other	—	—
Valuation allowance	28	28
Income tax benefit - effective rate	—%	—%

Following authoritative guidance, we recognize the tax benefit from a tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense; however we have had no accrued interest or penalties at either July 31, 2021 or July 31, 2020. We are subject to income taxes in the United States and in various states, and our historical tax years remain subject to future examination by the U.S. and state tax authorities. During the years ended July 31, 2021 and 2020, we did not record any activity related to our unrecognized tax benefits.

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

