Form 10-Q
period 2021-10-31
PURE BIOSCIENCE, INC.
filed 2021-12-15
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2021

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

As of December 15, 2021, there were 87,873,141 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PURE Bioscience, Inc.

Form 10-Q

for the Quarterly Period Ended October 31, 2021

Part I - Financial Information

Item 1. Financial Statements

PURE Bioscience, Inc.

Condensed Consolidated Balance Sheets

	October 31, 2021	July 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,760,000	$2,390,000
Accounts receivable	238,000	368,000
Inventories, net	312,000	332,000
Restricted cash	75,000	75,000
Prepaid expenses	68,000	32,000
Total current assets	2,453,000	3,197,000
Property, plant and equipment, net	769,000	740,000
Patents, net	333,000	366,000
Total assets	$3,555,000	$4,303,000
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$465,000	$593,000
Accrued liabilities	124,000	138,000
Loan payable	239,000	239,000
Total current liabilities	828,000	970,000
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 87,873,141 shares issued and outstanding at October 31, 2021, and 87,223,141shares issued and outstanding at July 31, 2021	879,000	873,000
Additional paid-in capital	128,437,000	128,253,000
Accumulated deficit	(126,589,000)	(125,793,000)
Total stockholders’ equity	2,727,000	3,333,000
Total liabilities and stockholders’ equity	$3,555,000	$4,303,000

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended
	October 31,
	2021	2020
Net product sales	$497,000	$1,417,000
Royalty revenue	4,000	174,000
Total revenue	501,000	1,591,000
Cost of goods sold	172,000	641,000
Gross Profit	329,000	950,000
Operating costs and expenses
Selling, general and administrative	1,057,000	1,046,000
Research and development	67,000	83,000
Total operating costs and expenses	1,124,000	1,129,000
Loss from operations	(795,000)	(179,000)
Other income (expense)
Interest expense, net	(1,000)	(1,000)
Total other income (expense)	(1,000)	(1,000)
Net loss	$(796,000)	$(180,000)
Basic and diluted net loss per share	$(0.01)	$(0.00)
Shares used in computing basic and diluted net loss per share	87,432,380	87,072,951

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance July 31, 2021	87,223,141	$873,000	$128,253,000	$(125,793,000)	$3,333,000
Share-based compensation expense - stock options	—	—	169,000	—	169,000
Share-based compensation expense - restricted stock units	—	—	21,000	—	21,000
Issuance of common stock upon the vesting of restricted stock units	650,000	6,000	(6,000)	—	—
Net loss	—	—	—	(796,000)	(796,000)
Balance October 31, 2021 (Unaudited)	87,873,141	$879,000	$128,437,000	$(126,589,000)	$2,727,000

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance July 31, 2020	87,072,951	$871,000	$127,414,000	$(123,474,000)	$4,811,000
Share-based compensation expense - stock options	—	—	208,000	—	208,000
Share-based compensation expense - restricted stock units	—	—	21,000	—	21,000
Net loss	—	—	—	(180,000)	(180,000)
Balance October 31, 2020 (Unaudited)	87,072,951	$871,000	$127,643,000	$(123,654,000)	$4,860,000

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	October 31,
	2021	2020
Operating activities
Net loss	$(796,000)	$(180,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	190,000	229,000
Depreciation and amortization	58,000	45,000
Changes in operating assets and liabilities:
Accounts receivable	130,000	529,000
Inventories	20,000	(186,000)
Prepaid expenses	(36,000)	(30,000)
Accounts payable and accrued liabilities	(142,000)	(606,000)
Net cash used in operating activities	(576,000)	(199,000)
Investing activities
Purchases of property, plant and equipment	(54,000)	(174,000)
Net cash used in investing activities	(54,000)	(174,000)
Net decrease in cash and cash equivalents, and restricted cash	(630,000)	(373,000)
Cash and cash equivalents, and restricted cash at beginning of period	2,465,000	3,914,000
Cash and cash equivalents, and restricted cash at end of period	$1,835,000	$3,541,000

Reconciliation of cash and cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$1,760,000	$3,466,000
Restricted cash	$75,000	$75,000
Total cash and cash equivalents and restricted cash	$1,835,000	$3,541,000

See accompanying notes.

PURE Bioscience, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three months ended October 31, 2021 and 2020

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information pursuant to the instructions to Form 10-Q and Article 10/Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended October 31, 2021 are not necessarily indicative of the results that may be expected for other quarters or the year ending July 31, 2022. The July 31, 2021 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in our Annual Report on Form 10-K. For more complete information, these unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended July 31, 2021 included in our Annual Report on Form 10-K covering such period filed with the Securities and Exchange Commission, or SEC, on October 28, 2021.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

2. Liquidity and Going Concern

We have a history of recurring losses, and as of October 31, 2021 we have incurred a cumulative net loss of $127,000,000. During the three months ended October 31, 2021, we recorded a net loss of $796,000 on recorded net revenue of $501,000. In addition, during the three months ended October 31, 2021 we used $630,000 in operating and investing activities resulting in a cash balance of $1,760,000 as of October 31, 2021. Our history of recurring operating losses, and negative cash flows from operating activities give rise to substantial doubt regarding our ability to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended July 31, 2021, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

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

A summary of our revenue by product type for the three months ended October 31, 2021 and 2020 is as follows:

	October 31,
	2021	2020
PURE Hard Surface	$444,000	$1,379,000
SILVÉRION	53,000	38,000
	$497,000	$1,417,000

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

Net Loss Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Our diluted net loss per common share is the same as our basic net loss per common share because we incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an anti-dilutive effect. As of October 31, 2021 and 2020, stock options, warrants and shares issuable under restricted stock unit awards of 8,904,390 and 11,773,140, respectively, have been excluded from the computation of diluted shares outstanding.

	October 31,
	2021	2020
Common stock option	7,214,125	9,432,875
Restricted stock units	1,362,500	2,012,500
Warrants	327,765	327,765
Total	8,904,390	11,773,140

Inventory

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Inventories consist of the following:

	October 31, 2021	July 31, 2021
Raw materials	$17,000	$17,000
Finished goods	295,000	315,000
	$312,000	$332,000

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

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the three months ended October 31, 2021 and 2020, no impairment of long-lived assets was indicated or recorded.

Concentrations

Gross product sales. For the three months ended October 31, 2021, three individual customers accounted for 24%, 13% and 11% of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales occurred in the United States. For the three months ended October 31, 2020, two individual customers accounted for 20% and 11% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales occurred in the United States.

Accounts receivable. As of October 31, 2021, we had accounts receivable from three customers that comprised 22%, 16% and 12% of total accounts receivable, respectively. As of October 31, 2020, we had accounts receivable from two customers that comprised 31% and 11% of total accounts receivable, respectively.

Purchases. For the three months ended October 31, 2021, one vendor accounted for 17% of our purchases. For the three months ended October 31, 2020, two vendors accounted for 54% and 10% of our purchases, respectively.

Accounts payable. As of October 31, 2021, two vendors accounted for 25% and 16% of the total trade accounts payable. As of October 31, 2020, one vendor accounted for 47% of the total trade accounts payable.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2021-04 is not expected to have any impact on the Company’s consolidated financial statement presentation or disclosures.

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

We intend to use the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. We intend to apply for forgiveness of the PPP loan with respect to these qualifying expenses, however, it cannot assure that such forgiveness of any portion of the PPP loan will occur. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. We were in compliance with the terms of the PPP loan as of October 31, 2021.

6. Stockholders’ Equity

Warrants

As of October 31, 2021, the Company had 327,765 warrants outstanding with exercise prices ranging from $1.25 to $1.28. All outstanding warrants will expire on or before January 23, 2022. The warrants had an intrinsic value of zero at October 31, 2021.

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

On October 4, 2018, the Board of Directors appointed Tom Myers as the Company’s Chief Operating Officer. In connection with Mr. Myers appointment, the Board agreed to grant him 500,000 RSUs upon the achievement by the Company of profitability for a fiscal quarter, after which such RSUs shall vest annually over the following three years. In May 2020, the 500,000 RSUs were formally granted to Mr. Myers due to the Company’s profitable April 30, 2020 fiscal quarter. During the three months ended October 31, 2021 there were no Restricted Stock Units granted.

During the three months ended October 31, 2021 and 2020, the Company recognized $21,000 of compensation cost relating to the shares vesting during the period, respectively.

During the three months ended October 31, 2021, 650,000 RSUs were issued and delivered. Of the 1,362,500 RSUs outstanding as of October 31, 2021, 1,029,167 RSUs are vested and issuable. These RSUs are issued upon settlement date which is defined as “for each Vested Unit, the earliest of (i) the ten-year anniversary of the Grant Date; (ii) sixty days after the date the Grantee’s Service ceases for any reason and such cessation constitutes a “separation from service” within the meaning of Section 409A of the Code; (iii) the date of Grantee’s death or (iv) the date of a Change in Control that constitutes a “change in control event” within the meaning of Section 409A of the Code”.

As of October 31, 2021, there was $123,000 of unrecognized non-cash compensation cost related to the remaining 333,333 RSUs we expect to vest, which will be recognized over a weighted average period of 1.50 years.

A summary of our restricted stock unit activity and related data is as follows:

	Total RSU Shares	Vested and Issuable
Outstanding at July 31, 2021	2,012,500	1,679,167
Granted	—	—
Issued	(650,000)	(650,000)
Forfeited	—	—
Outstanding at October 31, 2021	1,362,500	1,029,167

Stock Option Plans

2007 Equity Incentive Plan

In February 2016, we amended and restated our 2007 Equity Incentive Plan, the (“2007 Plan”), to, among other changes, increase the number of shares of common stock issuable under the 2007 Plan by 4,000,000 shares and extend the term of the 2007 Plan until February 4, 2026. The 2007 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of October 31, 2021, there were approximately 1,552,000 shares available for issuance under the 2007 Plan.

2017 Equity Incentive Plan

In January 2021, we amended and restated our 2017 Equity Incentive Plan, the (“2017 Plan”), to, among other changes, increase the number of shares of common stock issuable under the 2017 Plan by 5,000,000 shares and extend the term of the 2007 Plan until January 2031. The 2017 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of October 31, 2021, there were approximately 3,856,000 shares available for issuance under the 2017 Plan.

During the three months ended October 31, 2021, we authorized the issuance of 70,000 stock options to a new employee. The options have a fair value of $18,000 as determined by the Black Scholes option pricing model, vest over a three year period and carry a ten year term. There were no stock options granted during the three months ended October 31, 2020.

A summary of our stock option activity is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 31, 2021	8,644,125	$0.76	$124,000
Granted	70,000	$0.40	1,000
Exercised	—	$—	—
Cancelled	(1,500,000)	$1.13	—
Outstanding at October 31, 2021	7,214,125	$0.67	$76,000

The weighted-average remaining contractual term of options outstanding at October 31, 2021 was 6.17 years.

At October 31, 2021, options to purchase 5,593,500 shares of common stock were exercisable. These options had a weighted-average exercise price of $0.72 and a weighted average remaining contractual term of 5.24 years. The total unrecognized compensation cost related to unvested stock option grants as of October 31, 2021 was approximately $354,000 and the weighted average period over which these grants are expected to vest is 1.00 years.

For the three months ended October 31, 2021 share-based compensation expense for stock options that vested during the period was $169,000.For the three months ended October 31, 2020 share-based compensation expense for stock options that vested during the period was $208,000.

We use the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	For the three months ended October 31,
	2021	2020
Volatility	85.61%	—%
Risk-free interest rate	0.84%	—%
Dividend yield	—%	—%
Expected life	5.99	—

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

8. Related Party Transactions

As of October 31, 2021 and October 31, 2020, accounts payable include $136,000 and $60,000 in board fees due to officers and directors, respectively.

9. Commitments and Contingencies

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

Comparison of the Three Months Ended October 31, 2021 and 2020

Net Product Sales

Net product sales were $497,000 and $1,417,000 for the three months ended October 31, 2021 and 2020, respectively. During the first quarter of the prior year the Company experienced a significant increase in sales due to the onset of the COVID-19 pandemic. There was no such increase during the current period. As a result, our quarter-over-quarter product revenue decreased by $920,000. The decrease was attributable to decreased sales across our distribution network servicing the food processing, transportation and janitorial industry. Our top three customers accounted for $235,000 of net product sales for the three months ended October 31, 2021.

For the three months ended October 31, 2021, three individual customer accounted for 24%, 13% and 11% of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

For the three months ended October 31, 2020, two individual customers accounted for 20% and 11% of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

During the three months ended October 31, 2021 and 2020, we recognized $4,000 and $174,000 in royalties from a nonexclusive third-party distributor, respectively.

Cost of Goods Sold

Cost of goods sold was $172,000 and $641,000 for the three months ended October 31, 2021 and 2010, respectively. The decrease of $469,000 was primarily attributable to decreased product sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 65% and 55% for the three months ended October 31, 2021 and 2020, respectively. The increase in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the quarter ended October 31, 2021, as compared with the prior period.

Selling, General and Administrative Expense

Selling, general and administrative expense was $1,057,000 and $1,046,000 for the three months ended October 31, 2021 and 2020, respectively. The increase of $11,000 was primarily attributable to increased personnel costs, facilities expenses, as well as, increased board fees and share-based compensation. These increases were partially offset by decreased professional service costs and legal fees.

Share-based compensation expense, included in selling, general and administrative expense, was $190,000 and $229,000 for the three months ended October 31, 2021 and 2020, respectively. The decrease of $39,000 is primarily due to the prior year vesting of stock options and restricted stock units granted to employees, directors and consultants supporting our selling, general and administrative functions.

Research and Development Expense

Research and development expense, primarily consisting of third-party fees and personnel costs, was $67,000 and $83,000 for the three months ended October 31, 2021 and 2020, respectively. The decrease of $16,000 was due to a reduction in third-party fees.

Liquidity and Capital Resources

As of October 31, 2021, we had $1,835,000 in cash and cash equivalents compared with $2,465,000 in cash and cash equivalents as of July 31, 2021. The net decrease in cash and cash equivalents was primarily attributable to the use of cash to fund our operations and investments in property, plant and equipment. Additionally, as of October 31, 2021, we had $828,000 of current liabilities, including $465,000 in accounts payable, compared with $970,000 of current liabilities, including $593,000 in accounts payable as of July 31, 2021. The net decrease in current liabilities was primarily due to trade payables due to our contract manufacture.

We have a history of recurring losses, and as of October 31, 2021 we have incurred a cumulative net loss of $126,600,000. During the three months ended October 31, 2021, we recorded a net loss of $796,000 on recorded net revenue of $501,000. In addition, during the three months ended October 31, 2021 we used $630,000 in operating and investing activities resulting in a cash balance of $1,760,000 as of October 31, 2021. Our history of recurring operating losses, and negative cash flows from operating activities give rise to substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

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

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the three months ended October 31, 2021 and 2020, no impairment of long-lived assets was indicated or recorded.

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

Item 1A. Risk Factors

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, including the risk factor included below, as well as the risk factors disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021, which we filed with the SEC on October 28, 2021 (the “Form 10-K”). Other than the risk factor included below, the risks and uncertainties described in “Item 1A — Risk Factors” of our Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q, including the risk factor included below, or any of the risks disclosed in “Item 1A — Risk Factors” of our Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects.

Risks Related to Our Business and Industry

As a result of our historical lack of financial liquidity, we do not currently have sufficient working capital to fund our planned operations and may not be able to continue as a going concern.

We have a history of recurring losses, and as of October 31, 2021 we have incurred a cumulative net loss of $126,600,000. During the three months ended October 31, 2021, we recorded a net loss of $796,000 on recorded net revenue of $501,000. In addition, during the three months ended October 31, 2021 we used $630,000 in operating and investing activities resulting in a cash balance of $1,760,000 as of October 31, 2021. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof, and we will need to raise additional capital to continue our operations and to implement our business plan, which capital may not be available on acceptable terms or at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

3.1	Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.1.1	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.1.2	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on May 19, 2021).

3.2	Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

3.2.1	Amendment to the Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

31.1 *	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at October 31, 2021 and July 31, 2021; (ii) Condensed Consolidated Statements of Operations for the three months ended October 31, 2021 and 2020; (iii) Condensed Consolidated Statements of Stockholders’ equity for the three months ended October 31, 2021 and 2020 ;(iv) Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2021 and 2020; and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE, INC.

Date: December 15, 2021	By:	/s/ TOM Y. LEE
Tom Y. Lee, Chief Executive Officer (Principal Executive Officer)

Date: December 15, 2021	By:	/s/ MARK S. ELLIOTT
Mark S. Elliott, Vice President, Finance
(Principal Financial and Accounting Officer)

