Form 10-Q
period 2022-01-31
PURE BIOSCIENCE, INC.
filed 2022-03-15
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2022

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

As of March 15, 2022, there were 87,873,141 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PURE Bioscience, Inc.

Form 10-Q

for the Quarterly Period Ended January 31, 2022

Part I - Financial Information

Item 1. Financial Statements

PURE Bioscience, Inc.

Condensed Consolidated Balance Sheets

	January 31, 2022	July 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,131,000	$2,390,000
Accounts receivable	206,000	368,000
Inventories, net	299,000	332,000
Restricted cash	75,000	75,000
Prepaid expenses	29,000	32,000
Total current assets	1,740,000	3,197,000
Property, plant and equipment, net	728,000	740,000
Patents, net	321,000	366,000
Total assets	$2,789,000	$4,303,000
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$425,000	$593,000
Accrued liabilities	159,000	138,000
Loan payable	—	239,000
Total current liabilities	584,000	970,000
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 87,873,141 shares issued and outstanding at January 31, 2022, and 87,223,141shares issued and outstanding at July 31, 2021	879,000	873,000
Additional paid-in capital	128,617,000	128,253,000
Accumulated deficit	(127,291,000)	(125,793,000)
Total stockholders’ equity	2,205,000	3,333,000
Total liabilities and stockholders’ equity	$2,789,000	$4,303,000

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended		Three months Ended
	January 31,		January 31,
	2022	2021	2022	2021
Net product sales	$912,000	$2,285,000	$415,000	$868,000
Royalty revenue	5,000	222,000	1,000	48,000
Total revenue	917,000	2,507,000	416,000	916,000
Cost of goods sold	354,000	1,004,000	182,000	363,000
Gross profit	563,000	1,503,000	234,000	553,000
Operating costs and expenses
Selling, general and administrative	2,150,000	2,100,000	1,093,000	1,054,000
Research and development	148,000	176,000	81,000	93,000
Total operating costs and expenses	2,298,000	2,276,000	1,174,000	1,147,000
Loss from operations	(1,735,000)	(773,000)	(940,000)	(594,000)
Other income (expense)
Gain on extinguishment of indebtedness, net	239,000	—	239,000	—
Interest expense, net	(2,000)	(2,000)	(1,000)	(1,000)
Total other income (expense)	237,000	(2,000)	238,000	(1,000)
Net loss	$(1,498,000)	$(775,000)	$(702,000)	$(595,000)
Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.01)	$(0.01)
Shares used in computing basic and diluted net loss per share	87,652,761	87,126,279	87,873,141	87,179,607

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Six Months Ended January 31, 2022					Six Months Ended January 31, 2021
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity	Shares	Amount	Capital	Deficit	Equity
Balances at beginning of period	87,223,141	$873,000	$128,253,000	$(125,793,000)	$3,333,000	87,072,951	$871,000	$127,414,000	$(123,474,000)	$4,811,000
Share-based compensation expense - stock options	—	—	328,000	—	328,000	—	—	428,000	—	428,000
Share-based compensation expense - restricted stock units	—	—	42,000	—	42,000	—	—	42,000	—	42,000
Issuance of common stock upon the exercise of stock options	—	—	—	—	—	150,190	2,000	(2,000)	—	—
Issuance of common stock for vested restricted stock units	650,000	6,000	(6,000)	—	—	—	—	—	—	—
Net loss	—	—	—	(1,498,000)	(1,498,000)	—	—	—	(775,000)	(775,000)
Balances at end of period (Unaudited)	87,873,141	$879,000	$128,617,000	$(127,291,000)	$2,205,000	87,223,141	$873,000	$127,882,000	$(124,249,000)	$4,506,000

	Three Months Ended January 31, 2022					Three Months Ended January 31, 2021
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity	Shares	Amount	Capital	Deficit	Equity
Balances at beginning of period (Unaudited)	87,873,141	$879,000	$128,437,000	$(126,589,000)	$2,727,000	87,072,951	$871,000	$127,643,000	$(123,654,000)	$4,860,000
Share-based compensation expense - stock options	—	—	159,000	—	159,000	—	—	220,000	—	220,000
Share-based compensation expense - restricted stock units	—	—	21,000	—	21,000	—	—	21,000	—	21,000
Issuance of common stock upon the exercise of stock options	—	—	—	—	—	150,190	2,000	(2,000)	—	—
Net loss	—	—	—	(702,000)	(702,000)	—	—	—	(595,000)	(595,000)
Balances at end of period (Unaudited)	87,873,141	$879,000	$128,617,000	$(127,291,000)	$2,205,000	87,223,141	$873,000	$127,882,000	$(124,249,000)	$4,506,000

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	January 31,
	2022	2021
Operating activities
Net loss	$(1,498,000)	$(775,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	370,000	470,000
Depreciation and amortization	110,000	90,000
Gain on extinguishment of indebtedness	(239,000)
Changes in operating assets and liabilities:
Accounts receivable	162,000	623,000
Inventories	33,000	(71,000)
Prepaid expenses	3,000	(13,000)
Accounts payable and accrued liabilities	(147,000)	(732,000)
Net cash used in operating activities	(1,206,000)	(408,000)
Investing activities
Purchases of property, plant and equipment	(53,000)	(504,000)
Net cash used in investing activities	(53,000)	(504,000)
Net decrease in cash, cash equivalents, and restricted cash	(1,259,000)	(912,000)
Cash, cash equivalents, and restricted cash at beginning of period	2,465,000	3,914,000
Cash, cash equivalents, and restricted cash at end of period	$1,206,000	$3,002,000

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$1,131,000	$2,927,000
Restricted cash	$75,000	$75,000
Total cash, cash equivalents and restricted cash	$1,206,000	$3,002,000

See accompanying notes.

PURE Bioscience, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three and six months ended January 31, 2022 and 2021

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information pursuant to the instructions to Form 10-Q and Article 10/Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended January 31, 2022 are not necessarily indicative of the results that may be expected for other quarters or the year ending July 31, 2022. The July 31, 2021 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in our Annual Report on Form 10-K. For more complete information, these unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended July 31, 2021 included in our Annual Report on Form 10-K covering such period filed with the Securities and Exchange Commission, or SEC, on October 28, 2021.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

2. Liquidity and Going Concern

We have a history of recurring losses, and as of January 31, 2022 we have incurred a cumulative net loss of $127,291,000. During the six months ended January 31, 2022, we recorded a net loss of $1,498,000 on recorded net revenue of $917,000. In addition, during the six months ended January 31, 2022 we used $1,259,000 in operating and investing activities resulting in a cash balance of $1,131,000 as of January 31, 2022. Our history of recurring operating losses, and negative cash flows from operating activities give rise to substantial doubt regarding our ability to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended July 31, 2021, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

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

3. Significant Accounting Policies

Revenue Recognition

We account for revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“Topic 606”). Under Topic 606, revenue is recognized at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer. This principle is applied using the following 5-step process:

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

A summary of our revenue by product type for the six months ended January 31, 2022 and 2021 is as follows:

	January 31,
	2022	2021
PURE Hard Surface	$806,000	$2,228,000
SILVÉRION	106,000	57,000
	$912,000	$2,285,000

A summary of our revenue by product type for the three months ended January 31, 2022 and 2021 is as follows:

	January 31,
	2022	2021
PURE Hard Surface	$362,000	$841,000
SILVÉRION	53,000	27,000
	$415,000	$868,000

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

Net Loss Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Our diluted net loss per common share is the same as our basic net loss per common share because we incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an anti-dilutive effect. As of January 31, 2022 and 2021, stock options, warrants and shares issuable under restricted stock unit awards of 8,676,625 and 10,748,765, respectively, have been excluded from the computation of diluted shares outstanding.

	January 31,
	2022	2021
Common stock option	7,314,125	8,408,500
Restricted stock units	1,362,500	2,012,500
Warrants	—	327,765
Total	8,676,625	10,748,765

Inventory

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Inventories consist of the following:

	January 31, 2022	July 31, 2021
Raw materials	$17,000	$17,000
Finished goods	282,000	315,000
	$299,000	$332,000

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

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the three and six months ended January 31, 2022 and 2021, no impairment of long-lived assets was indicated or recorded.

Concentrations

Gross product sales. For the three months ended January 31, 2022, two customers accounted for 14% of net product sales, while two additional customers accounted for 13% and 10% of net product sales, respectively. For the six months ended January 31, 2022, three customers accounted for 18%, 13% and 12% of our net product sales, respectively. For the three months ended January 31, 2021, three individual customers accounted for 15%, 14% and 12% of our net product sales. For the six months ended January 31, 2021, two customers accounted for 20% and 11% of our net product sales, respectively.

Accounts receivable. As of January 31, 2022, we had accounts receivable from three customers that comprised of 26%, 11% and 10% of total accounts receivable, respectively. As of January 31, 2021, we had accounts receivable from one customer that comprised 31% of total accounts receivable.

Purchases. For the three months ended January 31, 2022, one vendor accounted for 19% of our purchases. For the six months ended January 31, 2022, one vendor accounted for 18% of our purchases. For the three months ended January 31, 2021, two vendors accounted for 18% and 16% of our purchases, respectively. For the six months ended January 31, 2021, one vendor accounted for 39% of our purchases.

Accounts payable. As of January 31, 2022, our largest vendor accounted for 29% of the total accounts payable. As of January 31, 2021, our largest two vendors accounted for 35% and 13% of the total trade accounts payable, respectively.

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

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivable. The standard will replace today’s “incurred loss” approach with an “expected loss” model , under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. As small business filer, the standard will be effective for us for interim and annual reporting periods beginning after December 15, 2022. The Company is currently assessing the impact of adopting this standard on the Company’s financial statements and related disclosures.

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

During the six months ended January 31, 2022, we applied and received loan forgiveness under the provisions of the CARES Act for the entire $239,000 loan. This amount was recorded as a gain on extinguishment of indebtedness on the Condensed Consolidated Statement of Operations during the six months ended January 31, 2022.

6. Stockholders’ Equity

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

On October 4, 2018, the Board of Directors appointed Tom Myers as the Company’s Chief Operating Officer. In connection with Mr. Myers appointment, the Board agreed to grant him 500,000 RSUs upon the achievement by the Company of profitability for a fiscal quarter, after which such RSUs shall vest annually over the following three years. In May 2020, the 500,000 RSUs were formally granted to Mr. Myers due to the Company’s profitable April 30, 2020 fiscal quarter. During the six months ended January 31, 2022 there were no Restricted Stock Units granted.

As of July 31, 2021, the Company had granted 2,012,500 RSU’s of which 1,679,167 had vested. As of July 31, 2021, 333,333 RSU’s with a fair value of $144,000, remained unvested. None of the shares vested under the RSUs had been issued as of July 31, 2021.

During the periods ended January 31, 2022 and 2021, the Company recognized $42,000 of compensation cost relating to RSU’s previously granted to Mr. Tom Myers, the Company’s Chief Operating Officer, which are being amortized over their three year vesting term. As of January 31, 2022, there was $103,000 of unrecognized non-cash compensation cost related to the remaining 333,333 RSUs we expect to vest, which will be recognized over a weighted average period of 1.24 years.

During the six months ended January 31, 2022, 650,000 RSUs were issued and delivered. Of the 1,362,500 RSUs outstanding as of January 31, 2022, 1,029,167 RSUs are vested and issuable. These RSUs are issued upon settlement date which is defined as “for each Vested Unit, the earliest of (i) the ten-year anniversary of the Grant Date; (ii) sixty days after the date the Grantee’s Service ceases for any reason and such cessation constitutes a “separation from service” within the meaning of Section 409A of the Code; (iii) the date of Grantee’s death or (iv) the date of a Change in Control that constitutes a “change in control event” within the meaning of Section 409A of the Code”.

A summary of our restricted stock unit activity and related data is as follows:

	Total RSU Shares	Vested and Issuable
Outstanding at July 31, 2021	2,012,500	1,679,167
Granted	—	—
Issued	(650,000)	(650,000)
Forfeited	—	—
Outstanding at January 31, 2022	1,362,500	1,029,167

Stock Option Plans

2007 Equity Incentive Plan

In February 2016, we amended and restated our 2007 Equity Incentive Plan, the (“2007 Plan”), to, among other changes, increase the number of shares of common stock issuable under the 2007 Plan by 4,000,000 shares and extend the term of the 2007 Plan until February 4, 2026. The 2007 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of January 31, 2022, there were approximately 1,552,000 shares available for issuance under the 2007 Plan.

2017 Equity Incentive Plan

In January 2021, we amended and restated our 2017 Equity Incentive Plan, the (“2017 Plan”), to, among other changes, increase the number of shares of common stock issuable under the 2017 Plan by 5,000,000 shares and extend the term of the 2007 Plan until January 2031. The 2017 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of January 31, 2022, there were approximately 3,755,000 shares available for issuance under the 2017 Plan.

During the six months ended January 31, 2022, we authorized the issuance of 170,000 stock options to a new employees. The options have a fair value of $36,000 as determined by the Black Scholes option pricing model, vest between one and three years and carry a ten year term. During the six months ended January 31, 2021, we authorized the issuance of 60,000 stock options to a consultant with a fair value of $48,000 as determined by the Black Scholes option pricing model. The options vest quarterly over one year and carry a five year term.

A summary of our stock option activity is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 31, 2021	8,644,125	$0.76	$124,000
Granted	170,000	$0.29	2,000
Exercised	—	$—	—
Cancelled	(1,500,000)	$1.13	—
Outstanding at January 31, 2022	7,314,125	$0.67	$—

The weighted-average remaining contractual term of options outstanding at January 31, 2022 was 5.96 years.

At January 31, 2022, options to purchase 7,314,125 shares of common stock were exercisable. These options had a weighted-average exercise price of $0.67 and a weighted average remaining contractual term of 5.96 years. The total unrecognized compensation cost related to unvested stock option grants as of January 31, 2022 was approximately $242,000 and the weighted average period over which these grants are expected to vest is 0.91 years.

For the six months ended January 31, 2022 share-based compensation expense for stock options that vested during the period was $328,000. For the six months ended January 31, 2021 share-based compensation expense for stock options that vested during the period was $428,000.

We use the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	Three Months Ended January 31, 2022	Three Months Ended January 31, 2021	Six Months Ended January 31, 2022	Six Months Ended January 31, 2021
Volatility	90.26%	104.93%	88.35%	104.93. %
Risk-free interest rate	1.36%	0.18%	1.17%	0.18%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	5.31 years	2.81 years	5.59 years	2.81 years

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

7. Related Party Transactions

As of January 31, 2022 and January 31, 2021, accounts payable include $134,000 and $64,047 in board fees due to officers and directors, respectively.

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

Comparison of the Three Months Ended January 31, 2022 and 2021

Net Product Sales

Net product sales were $415,000 and $868,000 for the three months ended January 31, 2022 and 2021, respectively. During the second quarter of the prior year the Company experienced a significant increase in sales due to the onset of the COVID-19 pandemic. There was no such increase during the current period. As a result, our quarter-over-quarter product revenue decreased by $453,000. The decrease was attributable to decreased sales across our distribution network servicing the food processing, transportation and janitorial industry. Our top three customers accounted for $166,000 of net product sales for the three months ended January 31, 2022.

For the three months ended January 31, 2022, two customers accounted for 14% of net product sales, while two additional customers accounted for 13% and 10% of net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

For the three months ended January 31, 2021, three individual customers accounted for 15%, 14% and 12% of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

During the three months ended January 31, 2022 and 2021, we recognized $1,000 and $48,000 in royalties from a nonexclusive third-party distributor, respectively.

Cost of Goods Sold

Cost of goods sold was $182,000 and $363,000 for the three months ended January 31, 2022 and 2021, respectively. The decrease of $181,000 was primarily attributable to decreased product sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 56% and 58% for the three months ended January 31, 2022 and 2021, respectively. The decrease in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the quarter ended January 31, 2021, as compared with the prior period.

Selling, General and Administrative Expense

Selling, general and administrative expense was $1,093,000 and $1,054,000 for the three months ended January 31, 2022 and 2021, respectively. The increase of $39,000 was primarily attributable to increased personnel costs, facilities expenses, as well as, increased board fees. These increases were partially offset by decreased professional service costs and legal fees.

Share-based compensation expense, included in selling, general and administrative expense, was $180,000 and $241,000 for the three months ended January 31, 2022 and 2021, respectively. The decrease of $61,000 is primarily due to the prior year vesting of stock options and restricted stock units granted to employees, directors and consultants supporting our selling, general and administrative functions.

Research and Development Expense

Research and development expense, primarily consisting of third-party fees and personnel costs, was $81,000 and $93,000 for the three months ended January 31, 2022 and 2021, respectively. The decrease of $12,000 was due to a reduction in third-party fees.

Other Income (Expense)

In April 2021, we were funded $239,000 under the Payroll Protection Program (“PPP”) through California Bank and Trust. The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. During the three months ended January 31, 2022, we received loan forgiveness under the provisions of the CARES Act for the entire $239,000 loan. This amount was recorded as a gain on extinguishment of indebtedness on the Condensed Consolidated Statement of Operations during the three months ended January 31, 2022.

Comparison of the Six Months Ended January 31, 2022 and 2021

Net Product Sales

Net product sales were $912,000 and $2,285,000 for the six months ended January 31, 2022 and 2021, respectively. During the prior year the Company experienced a significant increase in sales due to the onset of the COVID-19 pandemic. There was no such increase during the current period. As a result, our comparable six month product revenue decreased by $1,373,000. The decrease was attributable to decreased sales across our distribution network servicing the food processing, transportation and janitorial industry. Our top three customers accounted for $396,000 of net product sales for the three months ended January 31, 2022.

For the six months ended January 31, 2022, three individual customers accounted for 18%, 13% and 11% of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

For the six months ended January 31, 2021, two individual customers accounted for 20% and 11% of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

During the six months ended January 31, 2022 and 2021, we recognized $5,000 and $222,000 in royalties from a nonexclusive third-party distributor, respectively.

Cost of Goods Sold

Cost of goods sold was $354,000 and $1,004,000 for the six months ended January 31, 2022 and 2021, respectively. The decrease of $650,000 was primarily attributable to increased product sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 61% and 56% for the six months ended January 31, 2022 and 2021, respectively. The increase in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the six months ended January 31, 2022, as compared with the prior period.

Selling, General and Administrative Expense

Selling, general and administrative expense was $2,150,000 and $2,100,000 for the six months ended January 31, 2022 and 2021, respectively. The increase of $50,000 was primarily attributable to increased personnel costs, facilities expenses, as well as, increased board fees. These increases were partially offset by decreased professional service costs and legal fees.

Share-based compensation expense, included in selling, general and administrative expense, was $370,000 and $470,000 for the six months ended January 31, 2022 and 2021, respectively. The decrease of $100,000 is primarily due to the prior year vesting of stock options and restricted stock units granted to employees, directors and consultants supporting our selling, general and administrative functions.

Research and Development Expense

Research and development expense was $148,000 and $176,000 for the six months ended January 31, 2022 and 2021, respectively. The decrease of $28,000 was due to a reduction in third-party fees.

Other Income (Expense)

In April 2021, we were funded $239,000 under the Payroll Protection Program (“PPP”) through California Bank and Trust. The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. During the six months ended January 31, 2022, we received loan forgiveness under the provisions of the CARES Act for the entire $239,000 loan. This amount was recorded as a gain on extinguishment of indebtedness on the Condensed Consolidated Statement of Operations during the six months ended January 31, 2022

Liquidity and Capital Resources

As of January 31, 2022, we had $1,131,000 in cash and cash equivalents compared with $2,390,000 in cash and cash equivalents as of July 31, 2021. The net decrease in cash and cash equivalents was primarily attributable to the use of cash to fund our operations and investments in property, plant and equipment. Additionally, as of January 31, 2022, we had $584,000 of current liabilities, including $425,000 in accounts payable, compared with $970,000 of current liabilities, including $593,000 in accounts payable as of July 31, 2021. The net decrease in current liabilities was primarily due to trade payables due to our contract manufacture and the forgiveness of the PPP Loan discussed above.

We have a history of recurring losses, and as of January 31, 2022 we have incurred a cumulative net loss of $127,291,000. During the six months ended January 31, 2022, we recorded a net loss of $1,498,000 on recorded net revenue of $917,000. In addition, during the six months ended January 31, 2022 we used $1,259,000 in operating and investing activities resulting in a cash balance of $1,131,000 as of January 31, 2022. Our history of recurring operating losses, and negative cash flows from operating activities give rise to substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

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

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the three and six months ended January 31, 2022 and 2021, no impairment of long-lived assets was indicated or recorded.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, concluded that there were no changes in our internal controls over financial reporting during the six months ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have a history of recurring losses, and as of January 31, 2022 we have incurred a cumulative net loss of $127,291,000. During the six months ended January 31, 2022, we recorded a net loss of $1,498,000 on recorded net revenue of $917,000. In addition, during the six months ended January 31, 2022 we used $1,259,000 in operating and investing activities resulting in a cash balance of $1,131,000 as of January 31, 2022. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof, and we will need to raise additional capital to continue our operations and to implement our business plan, which capital may not be available on acceptable terms or at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

3.1	Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.1.1	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.1.2	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on May 19, 2021).

3.2	Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

3.2.1	Amendment to the Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

31.1 *	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at January 31, 2022 and July 31, 2021; (ii) Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2022 and 2021; (iii) Condensed Consolidated Statements of Stockholders’ equity for the three and six months ended January 31, 2022 and 2021 ;(iv) Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2022 and 2021; and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE, INC.

Date: March 15, 2022	By:	/s/ TOM Y. LEE
Tom Y. Lee, Chief Executive Officer (Principal Executive Officer)

Date: March 15, 2022	By:	/s/ MARK S. ELLIOTT
Mark S. Elliott, Vice President, Finance
(Principal Financial and Accounting Officer)

