Form 10-Q
period 2022-04-30
PURE BIOSCIENCE, INC.
filed 2022-06-14
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2022

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

As of June 14, 2022, there were 88,023,141 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PURE Bioscience, Inc.

Form 10-Q

for the Quarterly Period Ended April 30, 2022

Part I - Financial Information

Item 1. Financial Statements

PURE Bioscience, Inc.

Condensed Consolidated Balance Sheets

	April 30, 2022	July 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$511,000	$2,390,000
Accounts receivable	198,000	368,000
Inventories, net	301,000	332,000
Restricted cash	75,000	75,000
Prepaid expenses	25,000	32,000
Total current assets	1,110,000	3,197,000
Property, plant and equipment, net	697,000	740,000
Patents, net	311,000	366,000
Total assets	$2,118,000	$4,303,000
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$416,000	$593,000
Accrued liabilities	134,000	138,000
Loan payable	—	239,000
Total current liabilities	550,000	970,000
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 88,023,141 shares issued and outstanding at April 30, 2022, and 87,223,141 shares issued and outstanding at July 31, 2021	881,000	873,000
Additional paid-in capital	128,738,000	128,253,000
Accumulated deficit	(128,051,000)	(125,793,000)
Total stockholders’ equity	1,568,000	3,333,000
Total liabilities and stockholders’ equity	$2,118,000	$4,303,000

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended		Three months Ended
	April 30,		April 30,
	2022	2021	2022	2021
Net product sales	$1,409,000	$2,841,000	$497,000	$556,000
Royalty revenue	32,000	227,000	27,000	5,000
Total revenue	1,441,000	3,068,000	524,000	561,000
Cost of goods sold	553,000	1,250,000	199,000	246,000
Gross profit	888,000	1,818,000	325,000	315,000
Operating costs and expenses
Selling, general and administrative	3,127,000	3,136,000	977,000	1,036,000
Research and development	255,000	265,000	107,000	89,000
Total operating costs and expenses	3,382,000	3,401,000	1,084,000	1,125,000
Loss from operations	(2,494,000)	(1,583,000)	(759,000)	(810,000)
Other income (expense)
Interest expense, net	(3,000)	(3,000)	(1,000)	(1,000)
Gain on extinguishment of indebtedness, net	239,000	—	—	—
Total other income (expense)	236,000	(3,000)	(1,000)	(1,000)
Net loss	$(2,258,000)	$(1,586,000)	$(760,000)	$(811,000)
Basic and diluted net loss per share	$(0.03)	$(0.02)	$(0.01)	$(0.01)
Shares used in computing basic and diluted net loss per share	87,741,639	87,157,857	87,925,388	87,223,141

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Nine Months Ended April 30, 2022					Nine Months Ended April 30, 2021
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity	Shares	Amount	Capital	Deficit	Equity

Balances at beginning of period	87,223,141	$873,000	$128,253,000	$(125,793,000)	$3,333,000	87,072,951	$871,000	$127,414,000	$(123,474,000)	$4,811,000
Share-based compensation expense - stock options	—	—	431,000	—	431,000	—	—	621,000	—	621,000
Share-based compensation expense - restricted stock units	—	—	62,000	—	62,000	—	—	62,000	—	62,000

Issuance of common stock upon the exercise of stock options	—	—	—	—	—	150,190	2,000	(2,000)	—	—

Issuance of common stock for vested restricted stock units	800,000	8,000	(8,000)	—	—	—	—	—	—	—
Net loss	—	—	—	(2,258,000)	(2,258,000)	—	—	—	(1,586,000)	(1,586,000)
Balances at end of period (Unaudited)	88,023,141	$881,000	$128,738,000	$(128,051,000)	$1,568,000	87,223,141	$873,000	$128,095,000	$(125,060,000)	$3,908,000

	Three Months Ended April 30, 2022					Three Months Ended April 30, 2021
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity	Shares	Amount	Capital	Deficit	Equity

Balances at beginning of period (Unaudited)	87,873,141	$879,000	$128,617,000	$(127,291,000)	$2,205,000	87,223,141	$873,000	$127,882,000	$(124,249,000)	$4,506,000
Share-based compensation expense - stock options	—	—	103,000	—	103,000	—	—	193,000	—	193,000
Share-based compensation expense - restricted stock units	—	—	20,000	—	20,000	—	—	20,000	—	20,000

Issuance of common stock for vested restricted stock units	150,000	2,000	(2,000)	—	—				—	—
Net loss	—	—	—	(760,000)	(760,000)	—	—	—	(811,000)	(811,000)
Balances at end of period (Unaudited)	88,023,141	$881,000	$128,738,000	$(128,051,000)	$1,568,000	87,223,141	$873,000	$128,095,000	$(125,060,000)	$3,908,000

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	April 30,
	2022	2021
Operating activities
Net loss	$(2,258,000)	$(1,586,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	493,000	683,000
Depreciation and amortization	162,000	133,000
Gain on extinguishment of indebtedness	(239,000)
Changes in operating assets and liabilities:
Accounts receivable	170,000	868,000
Inventories	31,000	(21,000)
Prepaid expenses	7,000	(19,000)
Accounts payable and accrued liabilities	(181,000)	(813,000)
Net cash used in operating activities	(1,815,000)	(755,000)
Investing activities
Purchases of property, plant and equipment	(64,000)	(504,000)
Net cash used in investing activities	(64,000)	(504,000)
Financing activities
Net proceeds from payroll protection program loan	—	239,000
Net cash provided by financing activities	—	239,000
Net decrease in cash, cash equivalents, and restricted cash	(1,879,000)	(1,020,000)
Cash, cash equivalents, and restricted cash at beginning of period	2,465,000	3,914,000
Cash, cash equivalents, and restricted cash at end of period	$586,000	$2,894,000

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$511,000	$2,819,000
Restricted cash	$75,000	$75,000
Total cash, cash equivalents and restricted cash	$586,000	$2,894,000

See accompanying notes.

PURE Bioscience, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three and nine months ended April 30, 2022 and 2021

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information pursuant to the instructions to Form 10-Q and Article 10/Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 30, 2022 are not necessarily indicative of the results that may be expected for other quarters or the year ending July 31, 2022. The July 31, 2021 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in our Annual Report on Form 10-K. For more complete information, these unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended July 31, 2021 included in our Annual Report on Form 10-K covering such period filed with the Securities and Exchange Commission, or SEC, on October 28, 2021.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

2. Liquidity and Going Concern

We have a history of recurring losses, and as of April 30, 2022 we have incurred a cumulative net loss of $128,051,000. During the nine months ended April 30, 2022, we recorded a net loss of $2,258,000 on recorded net revenue of $1,441,000. In addition, during the nine months ended April 30, 2022 we used $1,879,000 in operating and investing activities resulting in a cash balance of $511,000 as of April 30, 2022. Our history of recurring operating losses, and negative cash flows from operating activities give rise to substantial doubt regarding our ability to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended July 31, 2021, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

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

A summary of our revenue by product type for the nine months ended April 30, 2022 and 2021 is as follows:

	April 30,
	2022	2021
PURE Hard Surface	$1,158,000	$2,815,000
SILVÉRION	251,000	26,000
	$1,409,000	$2,841,000

A summary of our revenue by product type for the three months ended April 30, 2022 and 2021 is as follows:

	April 30,
	2022	2021
PURE Hard Surface	$352,000	$556,000
SILVÉRION	145,000	—
	$497,000	$556,000

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

Net Loss Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Our diluted net loss per common share is the same as our basic net loss per common share because we incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an anti-dilutive effect. As of April 30, 2022 and 2021, stock options, warrants and shares issuable under restricted stock unit awards of 7,391,625 and 10,358,765, respectively, have been excluded from the computation of diluted shares outstanding.

	April 30,
	2022	2021
Common stock options	6,179,125	8,018,500
Restricted stock units	1,212,500	2,012,500
Warrants	—	327,765
Total	7,391,625	10,358,765

Inventory

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Inventories consist of the following:

	April 30, 2022	July 31, 2021
Raw materials	$17,000	$17,000
Finished goods	284,000	315,000
	$301,000	$332,000

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

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the three and nine months ended April 30, 2022 and 2021, no impairment of long-lived assets was indicated or recorded.

Concentrations

Gross product sales. For the three months ended April 30, 2022, three individual customers accounted for 29%, 14% and 11% of our net product sales, respectively. For the nine months ended April 30, 2022, three customers accounted for 14%, 12% and 10% of our net product sales, respectively. For the three months ended April 30, 2021, three individual customers accounted for 25%, 12% and 11% of our net product sales. For the nine months ended April 30, 2021, two customers accounted for 18% and 10% of our net product sales, respectively.

Accounts receivable. As of April 30, 2022, we had accounts receivable from four customers that comprised of 15%, 14%, 12 and 11% of total accounts receivable, respectively. As of April 30, 2021, we had accounts receivable from three customers that comprised 22%, 15% and 13% of total accounts receivable, respectively.

Purchases. For the three months ended April 30, 2022, two vendors accounted for 26% and 12% of our purchases, respectively. For the nine months ended April 30, 2022, one vendor accounted for 21% of our purchases. For the three months ended April 30, 2021, two vendors accounted for 23% and 12% of our purchases, respectively. For the nine months ended April 30, 2021, one vendor accounted for 35% of our purchases.

Accounts payable. As of April 30, 2022, our largest vendor accounted for 25% of the total accounts payable. As of April 30, 2021, our largest three vendors accounted for 36%, 17% and 14% of the total trade accounts payable, respectively.

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

During the nine months ended April 30, 2022, we applied and received loan forgiveness under the provisions of the CARES Act for the entire $239,000 loan. This amount was recorded as a gain on extinguishment of indebtedness on the Condensed Consolidated Statement of Operations during the nine months ended April 30, 2022.

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

On October 4, 2018, the Board of Directors appointed Tom Myers as the Company’s Chief Operating Officer. In connection with Mr. Myers appointment, the Board agreed to grant him 500,000 RSUs upon the achievement by the Company of profitability for a fiscal quarter, after which such RSUs shall vest annually over the following three years. In May 2020, the 500,000 RSUs were formally granted to Mr. Myers due to the Company’s profitable April 30, 2020 fiscal quarter. During the nine months ended April 30, 2022 there were no Restricted Stock Units granted.

As of July 31, 2021, the Company had granted 2,012,500 RSU’s of which 1,679,167 had vested. As of July 31, 2021, 333,333 RSU’s with a fair value of $144,000, remained unvested. None of the shares vested under the RSUs had been issued as of July 31, 2021.

During the nine months ended April 30, 2022 and 2021, the Company recognized $62,000 of compensation cost relating to RSU’s previously granted to Mr. Tom Myers, the Company’s Chief Operating Officer, which are being amortized over their three year vesting term. As of April 30, 2022, there was $82,000 of unrecognized non-cash compensation cost related to the remaining 333,333 RSUs we expect to vest, which will be recognized over a weighted average period of 1.0 year.

During the nine months ended April 30, 2022, 800,000 RSUs were issued and delivered. Of the 1,212,500 RSUs outstanding as of April 30, 2022, 879,167 RSUs are vested and issuable. These RSUs are issued upon settlement date which is defined as “for each Vested Unit, the earliest of (i) the ten-year anniversary of the Grant Date; (ii) sixty days after the date the Grantee’s Service ceases for any reason and such cessation constitutes a “separation from service” within the meaning of Section 409A of the Code; (iii) the date of Grantee’s death or (iv) the date of a Change in Control that constitutes a “change in control event” within the meaning of Section 409A of the Code”.

A summary of our restricted stock unit activity and related data is as follows:

	Total RSU Shares	Vested and Issuable
Outstanding at July 31, 2021	2,012,500	1,679,167
Granted	—	—
Issued	(800,000)	(800,000)
Forfeited	—	—
Outstanding at April 30, 2022	1,212,500	879,167

Stock Option Plans

2007 Equity Incentive Plan

In February 2016, we amended and restated our 2007 Equity Incentive Plan, the (“2007 Plan”), to, among other changes, increase the number of shares of common stock issuable under the 2007 Plan by 4,000,000 shares and extend the term of the 2007 Plan until February 4, 2026. The 2007 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of April 30, 2022, there were approximately 1,552,000 shares available for issuance under the 2007 Plan.

2017 Equity Incentive Plan

In January 2021, we amended and restated our 2017 Equity Incentive Plan, the (“2017 Plan”), to, among other changes, increase the number of shares of common stock issuable under the 2017 Plan by 5,000,000 shares and extend the term of the 2007 Plan until January 2031. The 2017 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of April 30, 2022, there were approximately 3,755,000 shares available for issuance under the 2017 Plan.

During the nine months ended April 30, 2022, we authorized the issuance of 170,000 stock options to new employees. The options have a fair value of $36,000 as determined by the Black Scholes option pricing model, vest between one and three years and carry a ten year term. During the nine months ended April 30, 2021, we authorized the issuance of 60,000 stock options to a consultant with a fair value of $48,000 as determined by the Black Scholes option pricing model. The options vest quarterly over one year and carry a five year term. There were no stock option grants during the three months ended April 30, 2022 and 2021.

A summary of our stock option activity is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 31, 2021	8,644,125	$0.76	$124,000
Granted	170,000	$0.29	2,000
Exercised	—	$—	—
Expired	(2,635,000)	$1.05	—
Outstanding at April 30, 2022	6,179,125	$0.62	$—

The weighted-average remaining contractual term of options outstanding at April 30, 2022 was 6.64 years.

At April 30, 2022, options to purchase 5,466,625 shares of common stock were exercisable. These options had a weighted-average exercise price of $0.64 and a weighted average remaining contractual term of 6.31 years. The total unrecognized compensation cost related to unvested stock option grants as of April 30, 2022 was approximately $150,000 and the weighted average period over which these grants are expected to vest is 0.83 years.

For the nine months ended April 30, 2022 share-based compensation expense for stock options that vested during the period was $431,000. For the nine months ended April 30, 2021 share-based compensation expense for stock options that vested during the period was $621,000.

We use the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	Nine Months Ended April 30, 2022	Nine Months Ended April 30, 2021
Volatility	88.35. %	104.93. %
Risk-free interest rate	1.17%	0.18%
Dividend yield	0.0%	0.0%
Expected life	5.59 years	2.81 years

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

7. Related Party Transactions

As of April 30, 2022 and April 30, 2021, accounts payable include $136,000 and $63,600 in board fees due to officers and directors, respectively.

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

Comparison of the Three Months Ended April 30, 2022 and 2021

Net Product Sales

Net product sales were $497,000 and $556,000 for the three months ended April 30, 2022 and 2021, respectively. The decrease of $59,000 was attributable to decreased sales across our distribution network servicing the food processing, transportation and janitorial industry. Our top three customers accounted for $269,000 of net product sales for the three months ended April 30, 2022.

For the three months ended April 30, 2022, three individual customers accounted for 29%, 14% and 11% of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

For the three months ended April 30, 2021, three individual customers accounted for 25%, 12% and 11% of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

During the three months ended April 30, 2022 and 2021, we recognized $27,000 and $5,000 in royalties from a nonexclusive third-party distributor, respectively.

Cost of Goods Sold

Cost of goods sold was $199,000 and $246,000 for the three months ended April 30, 2022 and 2021, respectively. The decrease of $47,000 was primarily attributable to decreased product sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 60% and 56% for the three months ended April 30, 2022 and 2021, respectively. The increase in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the quarter ended April 30, 2022 as compared with the prior period.

Selling, General and Administrative Expense

Selling, general and administrative expense was $977,000 and $1,036,000 for the three months ended April 30, 2022 and 2021, respectively. The decrease of $59,000 was primarily attributable to decreased personnel costs and facilities expenses. These decreases were partially offset by increased marketing, travel and professional service expense.

Share-based compensation expense, included in selling, general and administrative expense, was $123,000 and $213,000 for the three months ended April 30, 2022 and 2021, respectively. The decrease of $90,000 is primarily due to the prior year vesting of stock options and restricted stock units granted to employees, directors and consultants supporting our selling, general and administrative functions.

Research and Development Expense

Research and development expense, primarily consisting of third-party fees and personnel costs, was $107,000 and $89,000 for the three months ended April 30, 2022 and 2021, respectively. The increase of $18,000 was due to increased personnel costs.

Comparison of the Nine Months Ended April 30, 2022 and 2021

Net Product Sales

Net product sales were $1,409,000 and $2,841,000 for the nine months ended April 30, 2022 and 2021, respectively. During the prior year the Company experienced a significant increase in sales due to the onset of the COVID-19 pandemic. There was no such increase during the current period. As a result, our comparable nine month product revenue decreased by $1,432,000. The decrease was attributable to decreased sales across our distribution network servicing the food processing, transportation and janitorial industry. Our top five customers accounted for $739,000 of net product sales for the nine months ended April 30, 2022.

For the nine months ended April 30, 2022, three individual customers accounted for 14%, 12% and 10% of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

For the nine months ended April 30, 2021, two individual customers accounted for 18% and 10% of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

During the nine months ended April 30, 2022 and 2021, we recognized $32,000 and $227,000 in royalties from a nonexclusive third-party distributor, respectively.

Cost of Goods Sold

Cost of goods sold was $553,000 and $1,250,000 for the nine months ended April 30, 2022 and 2021, respectively. The decrease of $697,000 was primarily attributable to decreased product sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 61% and 56% for the nine months ended April 30, 2022 and 2021, respectively. The increase in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the nine months ended April 30, 2022, as compared with the prior period.

Selling, General and Administrative Expense

Selling, general and administrative expense was $3,127,000 and $3,136,000 for the nine months ended April 30, 2022 and 2021, respectively. The decrease of $9,000 was primarily attributable to decreased personnel costs and legal fees. These decreases were partially offset by increased professional service costs, travel and marketing expense and board fees.

Share-based compensation expense, included in selling, general and administrative expense, was $493,000 and $683,000 for the nine months ended April 30, 2022 and 2021, respectively. The decrease of $190,000 is primarily due to the prior year vesting of stock options and restricted stock units granted to employees, directors and consultants supporting our selling, general and administrative functions.

Research and Development Expense

Research and development expense was $255,000 and $265,000 for the nine months ended April 30, 2022 and 2021, respectively. The decrease of $10,000 was due to a reduction in third-party fees.

Other Income (Expense)

In April 2021, we were funded $239,000 under the Payroll Protection Program (“PPP”) through California Bank and Trust. The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. During the nine months ended April 30, 2022, we received loan forgiveness under the provisions of the CARES Act for the entire $239,000 loan. This amount was recorded as a gain on extinguishment of indebtedness on the Condensed Consolidated Statement of Operations during the nine months ended April 30, 2022.

Liquidity and Capital Resources

As of April 30, 2022, we had $511,000 in cash and cash equivalents compared with $2,390,000 in cash and cash equivalents as of July 31, 2021. The net decrease in cash and cash equivalents was primarily attributable to the use of cash to fund our operations and investments in property, plant and equipment. Additionally, as of April 30, 2022, we had $550,000 of current liabilities, including $416,000 in accounts payable, compared with $970,000 of current liabilities, including $593,000 in accounts payable as of July 31, 2021. The net decrease in current liabilities was primarily due to trade payables due to our contract manufacture and the forgiveness of the PPP Loan discussed above.

We have a history of recurring losses, and as of April 30, 2022 we have incurred a cumulative net loss of $128,051,000. During the nine months ended April 30, 2022, we recorded a net loss of $2,258,000 on recorded net revenue of $1,441,000. In addition, during the nine months ended April 30, 2022 we used $1,879,000 in operating and investing activities resulting in a cash balance of $511,000 as of April 30, 2022. Our history of recurring operating losses, and negative cash flows from operating activities give rise to substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

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

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the three and nine months ended April 30, 2022 and 2021, no impairment of long-lived assets was indicated or recorded.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, concluded that there were no changes in our internal controls over financial reporting during the nine months ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have a history of recurring losses, and as of April 30, 2022 we have incurred a cumulative net loss of $128,051,000. During the nine months ended April 30, 2022, we recorded a net loss of $2,258,000 on recorded net revenue of $1,441,000. In addition, during the nine months ended April 30, 2022 we used $1,879,000 in operating and investing activities resulting in a cash balance of $511,000 as of April 30, 2022. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof, and we will need to raise additional capital to continue our operations and to implement our business plan, which capital may not be available on acceptable terms or at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

3.1	Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.1.1	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.1.2	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on May 19, 2021).

3.2	Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

3.2.1	Amendment to the Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

31.1 *	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 30, 2022 and July 31, 2021; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Stockholders’ equity for the three and nine months ended April 30, 2022 and 2021 ;(iv) Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2022 and 2021; and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE, INC.

Date: June 14, 2022	By:	/s/ TOM Y. LEE
Tom Y. Lee, Chief Executive Officer (Principal Executive Officer)

Date: June 14, 2022	By:	/s/ MARK S. ELLIOTT
Mark S. Elliott, Vice President, Finance
(Principal Financial and Accounting Officer)

