Form 10-K
period 2022-07-31
PURE BIOSCIENCE, INC.
filed 2022-10-28
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file No. 001-14468

PURE Bioscience, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0530289
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

9669 Hermosa Avenue

Rancho Cucamonga, California 91730

(Address of principal executive offices, including zip code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates, as of the last business day of the registrant’s second quarter, was approximately $14,400,000 (computed on the basis of the closing price of the common stock on the OTCQB Bulletin Board on January 31, 2022). For purposes of this computation only, all executive officers, directors and 10% or greater stockholders have been deemed affiliates.

As of October 28, 2022, there were 111,356,473 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

Other Information

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “PURE” and the “Company” refer to PURE Bioscience, Inc., a Delaware corporation, and its subsidiary, on a consolidated basis, unless otherwise stated.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, or Annual Report, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by words such as “if,” “shall,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” or the negative of these terms and other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. Additionally, statements concerning future matters such as our business strategy, development of new products, regulatory approvals, sales levels, expense levels, cash flows, future commercial and financing matters, future partnering opportunities and other statements regarding matters that are not historical are forward-looking statements.

Although the forward-looking statements in this Annual Report reflect our good faith judgment, based on currently available information, they involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” contained in Part I, Item 1A of this Annual Report. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate, and you are cautioned not to place undue reliance on any forward-looking statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date we file this Annual Report with the Securities and Exchange Commission, or the SEC, or to conform these statements to actual results or to changes in our expectations. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date we file this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report.

Summary of Material Risks Associated with Our Business

Our business is subject to a number of risks that if realized could materially affect our business, prospects, operating results and financial condition. These risks are discussed more fully in the “Risk Factors” section of this Annual Report. These risks include the following:

●	We have a history of losses, and we may not achieve or maintain profitability.

●	The COVID-19 pandemic or other health-related pandemics could adversely affect our business, financial condition and results of operations.

●	Raising additional funds by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

●	We need to continue to increase customer awareness and adoption of our food safety product offerings, PURE Hard Surface and PURE Control.

●	We may not be able to correctly estimate our future revenues and operating expenses, which could lead to cash shortfalls, and require us to secure additional financing sooner than planned.

●	Our quarterly operating results may vary, which could negatively affect the market price of our common stock.

●	If we are unable to obtain the required regulatory approvals from the U.S. Food and Drug Administration, or the FDA, and the United States Department of Agriculture, or the USDA, or if such efforts are delayed, our ability to commercialize PURE Control as a direct food contact processing aid will be harmed and our business and operating results will suffer.

●	A loss of one or more of our key customers could adversely affect our business.

●	We are dependent on our core silver dihydrogen citrate, or SDC, technology and if our efforts to achieve or maintain market acceptance of our core SDC technology are not successful, we are unlikely to continue to maintain profitability.

●	We are subject to intense competition in the food safety market.

●	We have limited sales, marketing and product distribution experience.

●	We are dependent on a third-party, over whom we have limited control, to manufacture our SDC-based products.

●	We rely on third parties to develop SDC-based products, and they may not do so successfully or diligently.

●	We are subject to substantial regulation related to quality standards applicable to our manufacturing and quality processes, and our partners, including our third-party manufacturer, failure to comply with applicable quality standards could affect our ability to commercialize SDC products.

●	The industries in which we operate are heavily regulated.

●	If we are unable to obtain, maintain or defend the patent and other intellectual property rights relating to our technology, we or our collaborators and distributors may not be able to develop and market proprietary products based on our technology, which would have a material adverse impact on our results of operations.

PART I

Item 1. Business

Overview

We are focused on developing and commercializing proprietary antimicrobial products that provide safe and cost-effective solutions to the health and environmental challenges of pathogen and hygienic control. Our technology platform is based on patented stabilized ionic silver, and our initial products contain SDC. SDC is a broad-spectrum, non-toxic antimicrobial agent, which offers 24-hour residual protection and formulates well with other compounds. As a platform technology, we believe SDC is distinguished from existing products in the marketplace because of its superior efficacy, reduced toxicity, non-causticity and the inability of bacteria to form a resistance to it.

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

Generally Recognized as Safe Status as Contact Biocide

A committee of independent experts critically reviewed efficacy and toxicity data for SDC and the SDC-based PURE Hard Surface disinfectant and food contact surface sanitizer. The committee found no evidence that SDC demonstrates a hazard to the public when used as a contact biocide on food contact surfaces and food-use utensils. The committee, therefore, concluded such use to be generally recognized as safe, or GRAS, consistent with the U.S. Environmental Protection Agency, or EPA, registration (discussed below), allowing for use on food manufacturing and processing equipment and food preparation surfaces.

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

Among the chemicals in current use are: peracetic acid, acidified sodium chlorite, or ASC, ozone, trisodium phosphate, cetylpyridinium chloride, or CPC, organic acid rinses, lactic acid, hypobromous acid and chlorine dioxide. Some of these chemicals can be difficult to work with as a processing aid as they require heating to become effective or are difficult to mix and stabilize prior to use. Additionally, some of these chemicals damage the food being processed, resulting in decreased yields. Further, the use of certain of these chemicals is limited to treating only specific pathogens and/or only certain foods. In addition, some of these chemicals can produce noxious fumes that over time have been linked to upper respiratory illness and typically require in-plant decontamination of their effluence.

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

PURE® Hard Surface Disinfectant and Sanitizer (Ready to Use)

PURE Hard Surface is our SDC-based, patented and EPA-registered, ready-to-use hard surface disinfectant and food contact surface sanitizer. PURE Hard Surface combines high efficacy and low toxicity with bacterial and viral kill times in as few as 30-seconds and 24-hour residual protection. The product kills resistant pathogens such as MRSA and Carbapenem-resistant Klebsiella pneumoniae (NDM-1), and effectively eliminates dangerous fungi and viruses including HIV, Hepatitis B, Hepatitis C, Norovirus, Influenza A, Avian Influenza and H1N1. It also eradicates hazardous food pathogens such as E. coli, Salmonella, Campylobacter and Listeria. PURE Hard Surface delivers broad-spectrum efficacy yet remains classified as least-toxic by the EPA. The active ingredient, SDC, has been designated as GRAS, for use on food processing equipment, machinery and utensils.

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

Sales Concentration

Net product sales were $1,813,000 and $3,698,000 for the fiscal year ended July 31, 2022 and 2021, respectively. During the prior fiscal year we experienced a significant increase in sales due to the COVID-19 pandemic. There was no such increase during the current period. For the year ended July 31, 2022, three individual customers accounted for 14%, 13% and 10% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. For the year ended July 31, 2021, one individual customer accounted for 11% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. There were no foreign sales during the fiscal year ended July 31, 2022 and 2021.

From time to time, one or a small number of our customers may represent a significant percentage of our revenue. Our largest customer accounted for 14% of our revenue for the fiscal year ended July 31, 2022. Although we have agreements with many of our customers, these agreements typically do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers to significantly reduce the amount of product ordered or license fees paid, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

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

Manufacturing

Effective June 9, 2019, we entered into a five-year manufacturing supply agreement with Intercon Chemical Company, or ICC, with a three-year renewal term option, or the Manufacturing Supply Agreement, pursuant to which we granted ICC the right to be the exclusive manufacturer for all our SDC-based products. The agreement consists of manufacturing, packaging, and distribution of PURE’s SDC-based products. The Manufacturing Supply Agreement provides:

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

Requirements Imposed by the FDA and USDA

Various laws and regulations have been enacted by federal, state, local and foreign jurisdictions regulating certain products we anticipate manufacturing and selling for controlling microbial growth in or on foods. In the United States, these requirements generally are administered by the FDA. However, the USDA and EPA also may share in regulatory jurisdiction of antimicrobials applied directly to food as it pertains to poultry and meats.

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

Human Capitol

As of October 28, 2022, we employed 15 full-time employees and 1 part-time employee. We believe that we have been successful in attracting skilled and experienced personnel, but competition for personnel is intense and there can be no assurance that we will be able to attract and retain qualified personnel in the future. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good. We strive to maintain and promote a culture that fosters the values, behaviors and attributes necessary to advance our business and execute our strategy.

Company Information

We were incorporated in the state of California in August 1992 as Innovative Medical Services. In September 2003, we changed our name to PURE Bioscience. In March 2011, we reincorporated in the state of Delaware under the name “PURE Bioscience, Inc.”

Our corporate offices are located at 9669 Hermosa Avenue, Rancho Cucamonga, California 91730. Our telephone number is (619) 596-8600. Our website address is www.purebio.com. We make available free of charge on our website our periodic and current reports, proxy statements and other information as soon as reasonably practicable after such reports are filed with the SEC. Information contained on, or accessible through, our website is not part of this report or our other filings with the SEC. Our SEC filings are also available to the public from the SEC’s website at www.sec.gov.

Item 1A. Risk Factors

You should carefully consider the following information about risks and uncertainties that may affect us or our business, together with the other information appearing elsewhere in this Annual Report, including our consolidated financial statements and the related notes thereto. If any of the following events, described as risks, actually occur, either alone or taken together, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment in our securities. An investment in our securities is speculative and involves a high degree of risk. You should not invest in our securities if you cannot bear the economic risk of your investment for an indefinite period of time and cannot afford to lose your entire investment. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

Risks Related to Our Business and Industry

As a result of our historical lack of financial liquidity, we do not currently have sufficient working capital to fund our planned operations and may not be able to continue as a going concern.

We have a history of recurring losses, and as of July 31, 2022 we have incurred a cumulative net loss of $129.0 million. During the fiscal year ended July 31, 2022, we recorded a net loss of $3.5 million on recorded net revenue of $1.9 million. In addition, during the year ended July 31, 2022 we used $2.5 million in operating and investing activities resulting in a cash balance of $3.4 million as of July 31, 2022. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof, and we will need to raise additional capital to continue our operations and to implement our business plan, which capital may not be available on acceptable terms or at all.

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

The above factors, along with our history and near term forecast of incurring net losses and negative operating cash flows, raise substantial doubt about our ability to continue as a going concern. If we do not obtain additional capital from external sources, we will not have sufficient working capital to fund our planned operations or be able to continue as a going concern. We cannot assure you that additional financing will be available when needed or that, if available, we can obtain financing on terms favorable to us or to our stockholders. If we continue to raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely continue to result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. Further, any contracts or license arrangements we enter into to raise funds may require us to relinquish our rights to our products or technology, and we cannot assure you that we will be able to enter into any such contracts or license arrangements on acceptable terms, or at all. Having insufficient funds may require us to delay or scale back our marketing, distribution and other commercialization activities or cease our operations altogether.

We have a history of losses, and we may not achieve or maintain profitability.

We had a loss of $3.5 million for the fiscal year ended July 31, 2022, and a loss of $2.3 million for the fiscal year ended July 31, 2021. As of July 31, 2022, we have incurred a cumulative net loss of approximately $129.0 million. Although we believe we are making progress on implementing our business plan focused on the food safety market, we expect to continue to have losses in future periods. None of our existing agreements, including those with Packers Sanitation Services, Inc, Subway and Chipotle, contain provisions that provide for fixed or minimum revenues. If the penetration into the marketplace of PURE Hard Surface, PURE Control and our other SDC-based products is unsuccessful, our revenue growth is slower than anticipated or our operating expenses exceed expectations, we may not achieve profitability, and we may never achieve profitability again. Slower than anticipated revenue growth could force us to reduce our sales and marketing efforts, our product testing and optimization, and our product development and regulatory initiatives, and/or force us to reduce the size and scope of our operations, to sell or license our technologies to third parties, or to cease operations altogether. Given our recent introduction of our SDC-based products in the food safety market, we are unable to predict the extent of any future income or our future losses and we may not be able to sustain or increase profitability on an ongoing basis.

The COVID-19 pandemic or other health-related pandemics could adversely affect our business, financial condition and results of operations.

The COVID-19 pandemic led to severe disruptions in general economic activities, as businesses and federal, state, and local governments took broad actions to mitigate this public health crisis. While we have experienced some delays related to final third-party validation of certain of our products and product rollouts by customers using PURE Control and supply chain issues, we did not experience a material disruption to our business. In addition, we previously benefited from increased demand from our customers for our PURE Hard Surface product due to a focus on surface disinfecting in response to attempting to prevent COVID-19 transmission. We subsequently experienced an abatement in such demand. Such abatement has not stabilized and we cannot assure you that demand will stabilize in the future. Additionally, we experienced supply chain issues with our various plastic packaging configurations and citric acid. Further, on a go-forward basis, we cannot guarantee the overall economic conditions will not affect our business, as these conditions may significantly negatively impact all aspects of our business. Our business is dependent on the continued health and productivity of our employees, including our sales staff and corporate management team.

The extent to which the COVID-19 pandemic or other health-related pandemic impacts our business, sales, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted. Even after the COVID-19 pandemic or other health-related pandemics has subsided, we may experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

Raising additional funds by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

We may need to increase our liquidity and capital resources in future periods. We have a history of raising funds through offerings of our common stock and warrants to purchase shares of our common stock, and we may in the future raise additional funds through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements. For example, during July 2022, we completed a private placement financing to accredited investors, in which we raised net proceeds of $3.5 million and issued an aggregate of 23,333,332 shares of our common stock at a purchase price of $0.15 per share. To the extent that we continue to raise additional capital by issuing equity securities, our stockholders’ ownership will be diluted. Additionally, any debt financing we obtain may involve covenants that restrict our operations. These restrictive covenants may include, among other things, limitations on borrowing, specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens on our assets, pay dividends on or redeem our capital stock or make investments. In addition, if we raise funds through collaboration and licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to us or relinquish potentially valuable rights to our products or proprietary technologies. We may be required in future collaborations to relinquish all or a portion of our sales and marketing rights with respect to our products or license intellectual property that enable licensees to develop competing products in order to complete any such transaction.

As of October 28, 2022, we have 118,648,098 shares of common stock issued and outstanding or reserved for issuance under equity compensation plans, vested and unvested options, warrants, and unvested restricted stock units. Our current authorized capital stock is limited to 150,000,000 shares of common stock and 5,000,000 shares of preferred stock. Any increase in our authorized capital stock would require the approval of a majority of our shareholders as well as the approval of our Board of Directors. If we were unable to increase our authorized capital stock for any reason, our ability to raise additional capital through the issuance of equity or convertible debt would be severely compromised and we may be unable to obtain equity or convertible debt capital at all.

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

From time to time, one or a small number of our customers may represent a significant percentage of our revenue. For the year ended July 31, 2022, three individual customers accounted for 14%, 13% and 10% of our net product sales.

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

We have limited experience in the sales, marketing and distribution of our products in the food safety market. We began to focus on the food safety market in August 2013. After acquiring necessary regulatory approvals we begun to commercialize our products in 2016. As a result, our sales and marketing experience with these products are limited, and our current sales, distribution and marketing strategies and programs may not be successful. Further, the sales cycle to secure a new customer is long and unpredictable. Potential customers typically require that we complete extensive in-plant validation studies with our products. We may not be successful in demonstrating the effectiveness of PURE Control in actual in-plant use situations or satisfy the requirements of our potential customers. Moreover, we may not be successful in converting in-plant trials into customer product orders. We also have a relatively small sales and marketing organization and a limited number of distributors. Therefore, we may not be able to establish the sales, marketing, and distribution capabilities necessary to generate sales and build our business to generate sufficient revenues to support our operations and the implementation of our business plan.

We are dependent on a third-party, over whom we have limited control, to manufacture our SDC-based products.

On June 9, 2019, we entered into a five-year strategic collaboration agreement with St. Louis-based Intercon Chemical Company, or ICC, where we granted ICC the right to be the exclusive manufacturer for all our SDC-based products. We do not have any manufacturing facilities and we currently rely on ICC to manufacture our SDC-based products and may in the future rely on one or more third-party manufacturers to properly manufacture our products. We may not be able to quickly replace our manufacturing capacity if ICC is unable to manufacturer our products as a result of a fire, natural disaster (including an earthquake), equipment failure or other difficulty, or if such ICC facilities are deemed not in compliance with current “good manufacturing practices,” and the noncompliance could not be rapidly rectified. ICC is our single manufacturer for our SDC-based products and may not be replaced without significant effort and delay in production. A supply interruption or an increase in demand beyond our current manufacturer’s capabilities could harm our ability to manufacturer such products until new manufacturers are identified and qualified, which would have a significant adverse effect on our business and results. Any third-party manufacturer that we find may not match our quality standards or be able to meet customer requirements.

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

At July 31, 2022, we had federal and state tax net operating loss carry-forwards of approximately $107.3 million and $63.3 million, respectively. Utilization of these net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred, including with respect to our recent private placements, or that could occur in the future, as required by Section 382 of the Internal Revenue Code as well as similar state provisions. These ownership changes may limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since our formation, we have raised capital through the issuance of capital stock on several occasions (both before and after our initial public offering in 1996) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future based upon subsequent disposition. While we believe that we have not experienced an ownership change, the pertinent tax rules related thereto are complex and subject to varying interpretations, and thus the applicable taxing authorities may take an alternative position.

Our current federal tax loss carry-forwards began expiring in the year ended July 31, 2020 and, unless previously utilized, all but $5.9 million will completely expire in the year ending July 31, 2038. The $5.9 million can be carried forward indefinitely. Our state tax loss carry-forwards began to expire in the year ending July 31, 2029, and will completely expire in the year ending July 31, 2040.

Risks Related to the Regulation of our Products

If we are unable to obtain the required regulatory approvals from the FDA and USDA, or if such efforts are delayed, our ability to commercialize PURE Control as a direct food contact processing aid will be harmed and our business and operating results will suffer.

We have received the required FDA approvals to market PURE Control as a direct food contact processing aid for raw poultry and fresh produce and we have received a “No Objection Letter” from the USDA’s Food Safety and Inspection Service, or FSIS, granting approval for SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry. We have not, however, received the required approval from the USDA to utilize PURE Control in OLR poultry processing. Further, even if we elect to seek regulatory approval, there is no assurance we will be successful in obtaining the required approvals from the FDA and USDA to utilize PURE Control as a direct food contact processing aid for raw meats, including beef and pork. If we are unable to obtain the required regulatory approvals from the FDA and USDA, or if such efforts are delayed, our ability to commercialize PURE Control as a direct food contact processing aid for poultry and as a direct food contact processing aid for raw meets will be restricted and our business and operating results will suffer.

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

We have managed and funded certain of our EPA-regulated product development internally, in conjunction with engaging regulatory consultants and partnering with other third parties. We have partnered, or intend to partner, with third parties who are seeking, or intend to seek, approvals to market SDC-based products in markets outside the U.S., and with other third parties who are developing FDA-regulated SDC-based products who, upon such development, would seek FDA approvals of such products. Our ability to market and sell our products is dependent on our and our partners’ ability to obtain and maintain required registrations and approvals of applicable regulatory agencies. Failure by our partners or us to comply with applicable regulations could result in fines or the withdrawal of approval for us or our partners and distributors to market our products in some or all jurisdictions or for certain indications, which could cause us to be unable to successfully commercialize SDC or otherwise achieve revenues from sales of such products.

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

Risks Related to our Common Stock

The price of our common stock has been and may continue to be volatile.

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

We have historically supported our operations through the issuance of equity securities and may continue to do so in the future. For example, during July 2022, we completed a private placement financing to accredited investors, in which we raised net proceeds of $3.5 million and issued an aggregate of 23,333,332 shares of our common stock at a purchase price of $0.15 per share. Although we may not be successful in obtaining financing through equity sales on terms that are favorable to us in the future, if at all, any such sales that do occur could result in substantial dilution to the interests of existing holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock or other equity securities to any new investors, or the anticipation of such sales, could cause the trading price of our common stock to fall.

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

Certain provisions of our charter and bylaws, as amended, or Bylaws, may delay or frustrate the removal of incumbent directors and may prevent or delay a merger, tender offer, or proxy contest involving us that is not approved by our Board, even if such events may be beneficial to the interests of stockholders. For example, our Board, without stockholder approval, has the authority and power to authorize the issuance of up to 5,000,000 shares of preferred stock and such preferred stock could have voting or conversion rights that could adversely affect the voting power of the holders of our common stock. Further, the one-for-eight reverse stock split of our outstanding common stock that we effected on August 14, 2012 has increased the proportion of unissued and authorized common shares to issued and outstanding common shares, which could allow our Board to issue large numbers of additional shares of our common stock that could significantly reduce the voting power of our current stockholders. In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may discourage, delay or prevent certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our charter documents may make it more difficult for stockholders or potential acquirers to initiate actions that are opposed by our then-current board of directors, including delaying or impeding a merger, tender offer, or proxy contest or other change of control transaction involving the Company. Any delay or prevention of a change of control transaction could cause stockholders to lose a substantial premium over the then-current market price of their shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company is currently negotiating a new lease agreement for our facility in Rancho Cucamonga, California. This is our only facility and it includes our corporate offices, research and development laboratory and warehouse. Our lease on this facility expired in December 2020 but we continue to rent on a month-to-month basis.

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

As of October 28, 2022, we had approximately 219 holders of record of our common stock. This does not include beneficial owners holding common stock in street name.

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

Repurchase of Equity Securities

None.

Information About Our Equity Compensation Plans

The information required under this heading is incorporated herein by reference to the applicable information set forth in Item 12 of this Annual Report.

Item 6. [Reserved]

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

COVID-19

The COVID-19 pandemic led to severe disruptions in general economic activities, as businesses and federal, state, and local governments took broad actions to mitigate this public health crisis. While we have experienced some delays related to final third-party validation of certain of our products and product rollouts by customers using PURE Control, we did not experience a material disruption to our business. In addition, we previously benefited from increased demand from our customers for our PURE Hard Surface product due to a focus on surface disinfecting in response to attempting to prevent COVID-19 transmission. We subsequently experienced an abatement in such demand. Such abatement has not stabilized and we cannot assure you that demand will stabilize in the future. Additionally, we experienced supply chain issues with our various plastic packaging configurations and citric acid. Further, on a go-forward basis, we cannot guarantee the overall economic conditions will not affect our business, as these conditions may significantly negatively impact all aspects of our business. Our business is dependent on the continued health and productivity of our employees, including our sales staff and corporate management team.

The extent to which the COVID-19 pandemic or other health-related pandemics impacts our business, sales, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted. Even after the COVID-19 pandemic or other health-related pandemics has subsided, we may experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future. See the section titled “Risk Factors - The COVID-19 pandemic or other health-related pandemics could adversely affect our business, financial condition and results of operations.”

Results of Operations – Comparison of the Years Ended July 31, 2022 and 2021

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

Net Product Sales

Net product sales were $1,813,000 and $3,698,000 for the fiscal year ended July 31, 2022 and 2021, respectively. During the prior fiscal year we experienced a significant increase in sales due to the COVID-19 pandemic. There was no such increase during the current period. As a result, our comparable fiscal year product revenue decreased by $1,885,000. The decrease was attributable to decreased sales across our distribution network servicing the food processing, transportation and janitorial industry. Our top three customers accounted for $668,000 of net product sales for the fiscal year ended July 31, 2022.

For the year ended July 31, 2022, three individual customers accounted for 14%, 13% and 10% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. There were no foreign sales during the fiscal year ended July 31, 2022.

For the year ended July 31, 2021, one customer accounted for 11% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. There were no foreign sales during the fiscal year ended July 31, 2021.

During the fiscal year ended July 31, 2022 and 2021, we recognized $40,000 and $229,000 in royalties from a nonexclusive third-party distributor, respectively.

Cost of Goods Sold

Cost of goods sold was $853,000 and $1,852,000 for the years ended July 31, 2022 and 2021, respectively. The decrease of $999,000 was primarily attributable to decreased product sales.

Gross margin, as a percentage of net product sales, was 53% and 50% for the years ended July 31, 2022 and 2021, respectively. The increase in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the fiscal year ended July 31, 2022 as compared with the prior year.

Selling, General and Administrative Expense

Selling, general and administrative expense was $4,106,000 and $4,047,000 for the years ended July 31, 2022 and 2021, respectively. The increase of $59,000 was primarily attributable to increased professional service costs, board of director fees, depreciation and travel and marketing expense. These increases were partially offset by decreased personnel costs, legal fees and share-based compensation.

Share-based compensation expense included in selling, general and administrative expense, was $567,000 and $841,000 for the fiscal year ended July 31, 2022 and 2021, respectively. The decrease of $274,000 is primarily due to the prior year vesting of stock options and restricted stock units granted to employees, directors and consultants supporting our selling, general and administrative functions.

Research and Development Expense

Research and development expense was $319,000 and $339,000 for the years ended July 31, 2022 and 2021, respectively. The decrease of $20,000 was primarily attributable to decreased third-party testing and research supporting our EPA and FDA efforts.

Impairment of intangibles

As of July 31, 2022, management performed its annual impairment test and determined that its forecasted operations could no longer support the $299,000 carrying value of the patents, and as such all amounts were impaired.

Other Income (Expense)

In April 2021, we were funded $239,000 under the Paycheck Protection Program or the PPP through California Bank and Trust. The PPP was established pursuant to the Coronavirus Aid, Relief and Economic Security Act or the CARES Act and is administered by the U.S. Small Business Administration. During the fiscal year ended July 31, 2022, we received loan forgiveness under the provisions of the CARES Act for the entire $239,000 loan provided to us under the PPP. This amount was recorded as a gain on extinguishment of indebtedness on the Condensed Consolidated Statement of Operations during the fiscal year ended July 31, 2022.

Liquidity and Capital Resources

As of July 31, 2022, we had $3,466,000 in cash and cash equivalents compared with $2,465,000 in cash and cash equivalents as of July 31, 2021. The net increase in cash and cash equivalents was primarily attributable to the July 2022 $3.5 million private placement financing. Additionally, as of July 31, 2022, we had $575,000 of current liabilities, including $488,000 in accounts payable, compared with $970,000 of current liabilities, including $593,000 in accounts payable as of July 31, 2021. The net decrease in current liabilities was primarily due to the forgiveness of the PPP loan discussed above.

We have a history of recurring losses, and as of July 31, 2022 we have incurred a cumulative net loss of $129,000,000. During the fiscal year ended July 31, 2022, we recorded a net loss of $3,491,000 on recorded net revenue of $1,853,000. In addition, during the year ended July 31, 2022 we used $2,499,000 in operating and investing activities resulting in a cash balance of $3,391,000 as of July 31, 2022. Our history of recurring operating losses, and negative cash flows from operating activities give rise to substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

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

Revenue Recognition

Effective August 1, 2018, we adopted the Financial Accounting Standards Board or the FASB Accounting Standards Codification or ASC, Topic 606, Revenue from Contracts with Customers or Topic 606. Under Topic 606, revenue is recognized at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer. This principle is applied using the following 5-step process:

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

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. As of July 31, 2022, management performed its annual impairment test and determined that its forecasted operations could no longer support the $299,000 carrying value of the patents, and as such all amounts were impaired. There were no patent impairments during the fiscal year ended July 31, 2021.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of our Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2022.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information Regarding Our Board of Directors

Pursuant to our Bylaws, the number of directors is fixed and may be increased or decreased from time to time by resolution of our Board of Directors, or the Board. The Board has fixed the number of directors at five members.

Information with respect to our directors as of October 28, 2022 is shown below.

Name	Age	Director Since	Position(s) Held
Tom Y. Lee, CPA	73	2014	President, Director, Chief Executive Officer
Ivan Chen	40	2018	Director
Tom Myers	70	2021	Director
Kristin A. Taylor	54	2021	Director
David M. Rendall	49	2021	Director

Tom Y. Lee, CPA was appointed to our Board in October 2014 and, in 2019 was appointed as our President and Chief Executive Officer. Mr. Lee is currently the Chairman and CEO of Swabplus, Inc., a contract manufacturer of single-dose applicator and formulation OEM products, and has served as Chairman and CEO since 2008. Mr. Lee has experience in manufacturing and selling applicator and formulation OEM products, manufacturing and distributing products in Asia and is experienced in accounting matters. Mr. Lee was formerly audit committee chairman at First Continental Bank (which merged with United Commercial Bank in 2003). Mr. Lee has been an active CPA since 1983 and earned his Master of Science in accounting from California State University Long Beach and his Bachelors in Business Administration from TamKang University in Taipei, Taiwan.

We believe Mr. Lee is qualified to serve on our Board due to his role as President and Chief Executive Officer of the Company and his leadership experience in manufacturing, distributing and selling products.

Ivan Chen was appointed to our Board in June 2018 and appointed as Chair of our Board in August 2021. Mr. Chen, an attorney and entrepreneur, brings extensive experience in the healthcare and technology industries, with deep legal and strategic experience in areas including licensing, joint ventures, mergers & acquisitions, securities and corporate governance, and has been admitted to the bar in the states of California and New York. His experience includes serving as Director, Mergers & Acquisitions at eBay, Inc., a publicly-traded e-commerce platform. In this role, he led the negotiation and execution of numerous US and cross-border transactions. Prior to eBay, Mr. Chen focused on transactional, securities, and corporate governance matters while serving as an associate at Morrison & Foerster LLP and at Skadden, Arps, Meagher & Flom LLP, both large international law firms. Mr. Chen earned a J.D. from Harvard Law School, a master’s degree from the University of Cambridge, and a bachelor’s degree from Northwestern University.

We believe that Mr. Chen is qualified to serve on our Board due to his experience in the healthcare and technology industries and his legal and strategic experience.

Mr. Myers was appointed to our Board in January 2021. Mr. Myers was appointed as our Chief Operating Officer in October 2018 had been serving as the Company’s Executive Vice President, Technical Support and Services since September 2016 and had previously served as Executive Vice President, Marketing and Product Development since August 2011 when he joined the Company. In his previous role, Mr. Myers led the implementation and application of the Company’s SDC-based technology in customer facilities, the development of the Company’s food transport sanitation solution and other marketing and sales efforts. Prior to joining the Company, Mr. Myers served as the President and Principal of Idaho Milk Products. Mr. Myers has also held executive management roles at Weider Nutrition International, Puritan Quartz Pharmaceuticals, FruitSource Associates and FruitSource Confections, Nancy’s Specialty Foods, Izaki Glico and Berkshire Hathaway Corporation. Mr. Myers holds a Bachelor of Science degree from California State University Long Beach.

We believe that Mr. Myers is qualified to serve on our Board due to his executive leadership experience as the Company’s Chief Operating Officer and his experience in building and growing the Company’s technology.

Kristin A. Taylor was appointed to our Board in January 2021. Ms. Taylor is an accomplished technology executive with over 20 years of experience that includes VP and Director roles at leading tech companies. In March of 2020, Ms. Taylor was named President and CEO of ImageWare Systems, a software SaaS leader in biometric identification and authentication for state, local, federal governments, including law enforcement/public safety, as well as commercial businesses in the financial, healthcare, education, manufacturing and call center verticals. Prior to serving as President and Chief Executive Officer of ImageWare Systems, Inc., Kristin was a strategy consultant providing advisory services on communications, marketing, and analyst relations for Veritas Lux and Kristin A Taylor Consulting in which she developed a proprietary algorithmic methodology to weigh and rank the most influential global technical analysts. From September of 2017 to April of 2019, Ms. Taylor served as Vice President of Worldwide Analyst Relations at IBM and led the efforts to modernize and transform IBM’s Analyst Relations organization to drive not only influence but materialize revenue. From August of 2013 to August of 2017, she served as Vice President, Global Analyst and Public Relations at MediaTek, the third largest fabless semiconductor company worldwide with a $30 billion market cap, where she led the buildout of a new global Public and Analyst Relations organization to penetrate the North American, European, Latin American, Russian and Indian markets. Prior to that from September of 1998 to December of 2010, she served in various positions of increasing responsibility with Qualcomm including Head of Industry Analyst Relations, Senior Director of Business Development, and as a Director in Information Technology. During her tenure with Qualcomm, she drove development and launched the world’s first embedded wireless WAN module inside of notebook computers that resulted in the creation of a new corporate division for computing, with Gobi becoming a core element of 300+ product offerings. In October of 2020, she was named to the Top 50 Women Leaders in SaaS by The Software Report. In November of 2020, she was named Chair of Board for ImageWare Systems. She earned degrees in Business Management and Sociology from the University of New Hampshire in Durham, New Hampshire.

We believe that Ms. Taylor is qualified to serve on our Board due to her experience in Fortune 500 and micro-cap businesses along with her insight in sales, business development, analyst and public relations, marketing, and go-to-market strategies.

David M. Rendall was appointed to our Board in January 2021. Mr. Rendall is an attorney and licensed real estate broker in the state of California. Mr. Rendall has been the broker and owner of RE/MAX of Santa Clarita, RE/MAX of Valencia, and RE/MAX Gateway since February 2014. Mr. Rendall manages approximately 175 agents and has annual sales of about $1 billion. He is the owner of Group One Investments, Inc. a licensed real estate property management and real estate investment firm specializing in commercial management and real estate syndication and development. He currently sits on the Santa Clarita Valley Economic Development Corporation board and is the Chief Executive Officer of Escrow Advantage, Inc., an independent escrow company. Mr. Rendall also is the general partner, owner, president, managing member, and/or member of multiple businesses and real estate partnerships. In addition to his real estate companies he is the Principal and Partner of Group One Legal, PC. Mr. Rendall has been practicing real estate since 2001 and has been practicing law since admitted to the state bar of California in 2003. Mr. Rendall earned a J.D. from Loyola Law School, a bachelor’s degree in Political Science and Sociology from University of California, Los Angeles, and was an adjunct professor at College of the Canyons, and taught Real Estate Principals, Real Estate Practices, and Legal Aspects of Real Estate.

We believe that Mr. Rendall is qualified to serve on our Board due to his substantial managerial and business expertise and insight into specific areas of sales and marketing necessary to provide leadership to the Company through various stages of potential development and growth. In addition, the Board values his legal expertise.

Information Regarding Our Executive Officers

Information with respect to our executive officers as of October 28, 2022 is shown below. Since Tom Y. Lee and Tom Myers also serve on the Board, their biographies are set forth under “Information Regarding the Board of Directors” above.

Name	Age	Position(s) Held	Position(s) Held Since
Tom Y. Lee, CPA	73	Chief Executive Officer	2019
Mark Elliott	47	Vice President, Finance	2015
Tom Meyers	70	Chief Operating Officer	2018

Mark Elliott was appointed as our Vice President Finance and Principal Financial and Accounting Officer in July 2015. Mr. Elliott joined the Company in 2004 and has been responsible for managing all accounting and regulatory reporting activities since he was promoted to Controller in May 2006. He has also been responsible for establishing all current financial and reporting systems. Prior to joining the Company, Mr. Elliott worked in government accounting. He earned a Bachelor of Science, Business Administration-Accountancy at California State University-San Marcos.

Family Relationships

Mr. Ivan Chen is the nephew of Mr. Tom Y. Lee. There are no other family relationships between any current director executive officer, or any director or executive offer during the fiscal year ended July 31, 2022.

Corporate Governance

Overview

We are committed to maintaining high standards of business conduct and corporate governance, which we believe are fundamental to the overall success of our business, serving our stockholders well and maintaining our integrity in the marketplace. Our Corporate Governance Guidelines and Code of Business Conduct and Ethics, together with our Certificate of Incorporation, Bylaws and the charters of our Board Committees, form the basis for our corporate governance framework. As discussed below, our Board has established two standing committees to assist it in fulfilling its responsibilities to the Company and its stockholders: the Audit Committee and the Compensation Committee. The Board performs the functions typically assigned to a Nominating and Corporate Governance Committee.

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

Director Independence

We are not currently listed on any national securities exchange or in an inter-dealer quotation system that has established a standard for independence. However, in evaluating the independence of our members and the composition of the committees of our Board, our Board utilizes the definition of “independence” as that term is defined by applicable listing standards of the NYSE MKT. As of the date hereof, our Board consists of five members, three of whom are considered independent as that term is defined by applicable listing standards of the NYSE MKT. Our independent directors include: Messrs. Chen and Rendall and Ms. Taylor.

Board and Committee Attendance

During the fiscal year ended July 31, 2022, the Board met six times and it took action by unanimous written consent two times. During the fiscal year ended July 31, 2022, our Audit Committee met four times. Each of the directors attended 100% of the meetings of the Board.

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

Board Committees

Compensation Committee. The Compensation Committee of the Board currently consists of Messrs. Chen (Chair) and Rendall and Ms. Taylor. The functions of the Compensation Committee include the approval of the compensation offered to our executive officers and recommending to the full Board the compensation to be offered to our directors, including our Chairman. The Board has determined that Messrs. Chen and Rendall and Ms. Taylor are each an “independent director” under the listing standards of the NYSE MKT. In addition, the members of the Compensation Committee qualify as a “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act and as an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee is governed by a written charter approved by the Board, a copy of which is available on our website at www.purebio.com.

Audit Committee. The Audit Committee of the Board, currently consists of Messrs. Chen (Chair) and Rendall and Ms. Taylor. The functions of the Audit Committee include the retention of our independent registered public accounting firm, reviewing and approving the planned scope, proposed fee arrangements and results of the Company’s annual audit, reviewing the adequacy of the Company’s accounting and financial controls and reviewing the independence of the Company’s independent registered public accounting firm. The Board has determined that Messrs. Chen and Rendall and Ms. Taylor are “independent director” under the listing standards of the NYSE MKT. The Board has also determined that Messrs. Chen and Rendall and Ms. Taylor are each an “audit committee financial expert” within the applicable definition of the SEC. The Audit Committee is governed by a written charter approved by the Board, a copy of which is available on our website at www.purebio.com.

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

Stockholder Recommendations for Director Nominees

In nominating candidates for election as a director, the Board will consider a reasonable number of candidates recommended by a single stockholder who has held over 20% of PURE Bioscience common stock for over one year and who satisfies the notice, information and consent provisions set forth in our Bylaws and Corporate Governance Guidelines. Stockholders who wish to recommend a candidate may do so by writing to the Board in care of the Corporate Secretary, PURE Bioscience, Inc., 9669 Hermosa Avenue, Rancho Cucamonga, California 91730. The Board will use the same evaluation process for director nominees recommended by stockholders as it uses for other director nominees. A printed copy of our Bylaws may be obtained by any stockholder upon request to our Corporate Secretary.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth a summary of cash and non-cash compensation awarded, earned or paid for services rendered to us during the fiscal years ended July 31, 2022 and July 31, 2021 by our named executive officers, consisting of (i) each individual serving as principal executive officer during the fiscal year ended July 31, 2022 and (ii) our other two most highly compensated officers serving during the fiscal year ended July 31, 2022.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus	Option Awards ($)(2)		All Other Compensation ($)(3)	Total Compensation ($)
Tom Y. Lee	2022	$—	—	—		$74,000	$74,000
Chief Executive Officer	2021	$—	—	$100,000	(4)	$64,000	$164,000
Mark Elliott	2022	$180,000	—	—		$—	$180,000
Vice President Finance	2021	$162,000	—	$27,000	(5)	$—	$189,000
Tom Myers	2022	$200,000	—	—		$—	$200,000
Chief Operating Officer	2021	$200,000	—	$31,000	(6)	$—	$231,000

(1)	Amounts reflect salary earned during the respective fiscal years.

(2)	Amounts for the years ended July 31, 2022 and 2021 reflect the grant date fair value for financial statement reporting purposes with respect to stock options granted during the respective fiscal years, calculated in accordance with authoritative guidance.

(3)	Represents $60,000 in Board fees and $14,000 for medical insurance payments reimbursed to Mr. Lee during the fiscal year ended July 31, 2022. Represents $51,000 in Board fees and $13,000 for medical insurance payments reimbursed to Mr. Lee during the fiscal year ended July 31, 2021.

(4)	Represents two awards consisting of options to purchase three hundred fifty thousand (350,000) shares of common stock.

(5)	Represents an award consisting of options to purchase one hundred thousand (100,000) shares of common stock.

(6)	Represents an award consisting of options to purchase one hundred twenty five thousand (125,000) shares of common stock.

Narrative to Summary Compensation Table

The compensation program established for the Company’s executive officers consisted of the following elements:

Base Salary: The base salaries of our named executive officers depend on their job responsibilities, the market rate of compensation paid by companies in our industry for similar positions, our financial position and performance, and the strength of our business. Base salaries provide a fixed means of compensation in order to attract and retain talent. Mr. Lee received no base salary as Chief Executive Officer during the fiscal year ended July 31, 2022. Mr. Elliott’s salary was $180,000 per year during the fiscal year ended July 31, 2022. The base salary for Mr. Myers was $200,000 per year during the fiscal year ended July 31, 2022.

Performance-Based Cash Awards: As part of the Company’s executive compensation program, our executive officers are eligible to receive performance-based cash awards. The annual performance-based cash awards are based on the executive officer’s individual performance and the Company’s actual performance compared to the corporate goals approved by the Board and the Compensation Committee. Following the end of each fiscal year, the Board and the Compensation Committee is responsible for determining the bonus amount payable to an executive officer based on that executive officer’s individual performance during the fiscal year and its determination of the Company’s actual performance compared to the corporate goals established for that fiscal year. Due to the Company’s limited financial resources and performance, our named executive officers did not receive any performance-based cash bonuses for the years ended July 31, 2022 and 2021.

Long-Term Equity Awards: Equity ownership by our executive officers and key employees encourages them to create long-term value and aligns their interests with those of our stockholders. As a result, our executive compensation program provides for the issuance of stock options and restricted stock units, or RSUs, as determined by the Compensation Committee and our Board.

Outstanding Equity Awards at Year-End

The following table provides a summary of all equity awards held by our named executive officers that were outstanding as of July 31, 2022.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of shares or Units of stock that have not vested(#)	Market Value of shares or Units of stock that have not vested ($)(1)
Tom Y. Lee	150,000	—	$0.45	6 /18/2031	(2)	—	—
	200,000	—	$0.45	6 /18/2031	(2)	—	—
	350,000	—	$0.79	5 /15/2030	(3)	—	—
	200,000	—	$0.33	1 /29/2030	(3)	—	$—
	150,000		$0.29	10 /1/2029	(3)	—	$—
	100,000	—	$0.78	2 /26/2023	(4)	—	$—
	200,000	—	$1.19	6 /22/2027	(5)	—	$—
Mark Elliott	100,000	—	$0.45	6 /18/2031	(6)	—	—
	150,000	—	$0.33	1 /29/2030	(7)	—	$—
	150,000	—	$0.79	5 /15/2030	(7)	—	$—
	150,000	—	$0.78	2 /26/2023	(8)	—	$—
	10,000	—	$0.86	1/24/2023		—	$—
Tom Myers	125,000	—	$0.45	6 /18/2031	(9)
						166,667	$33,000	(10)
	125,000	—	$0.33	1 /29/2030	(11)	—	$—
	125,000	—	$0.79	5 /15/2030	(11)	—	$—
	100,000	—	$0.78	2 /26/2023	(12)	—	$—
	40,000	—	$0.73	2/6/2023		—	$—

(1)	The market value was determined by multiplying the number of shares underlying the awards by the closing price for our common stock on July 31, 2022, which was $0.20.

(2)	During the year ended July 31, 2021, we granted Mr. Lee awards consisting of an option to purchase three hundred fifty thousand (350,000) shares of common stock. 200,000 options vest quarterly over one year. The remaining 150,000 options vest quarterly over two years. All 350,000 options have a ten-year term.

(3)	During the year ended July 31, 2020, we granted Mr. Lee awards consisting of an option to purchase seven hundred thousand (700,000) shares of common stock. 500,000 options vest quarterly over one year. The remaining 200,000 options vest quarterly over two years. All 700,000 options have a ten-year term.

(4)	During the year ended July 31, 2018, we granted Mr. Lee a five-year award consisting of an option to purchase one hundred thousand (100,000) shares of common stock. 50% of the option vested January 15, 2019 with the remaining 50% vesting on January 15, 2020.

(5)	During the year ended July 31, 2017, we granted Mr. Lee a ten-year award consisting of an option to purchase two hundred thousand (200,000) shares of common stock. 50% of the option vested January 15, 2018 with the remaining 50% vesting on January 15, 2019.

(6)	During the year ended July 31, 2021, we granted Mr. Elliott awards consisting of an option to purchase one hundred thousand (100,000) shares of common stock. The options have a ten-year term and vest in four quarterly installments.

(7)	During the year ended July 31, 2020, we granted Mr. Elliott awards consisting of an option to purchase three hundred thousand (300,000) shares of common stock. The options have a five-year term and vest in four quarterly installments.

(8)	During the year ended July 31, 2018, we granted Mr. Elliott an award consisting of an option to purchase one hundred fifty thousand (150,000) shares of common stock. The option has a five-year term and vests in four quarterly installments.

(9)	During the year ended July 31, 2021, we granted Mr. Myers awards consisting of an options to purchase one hundred twenty five thousand (125,000) shares of common stock. The options have a ten-year term and vest in four quarterly installments.

(10)	During the year ended July 31, 2020, we granted Mr. Myers an award consisting of five hundred thousand (500,000) RSUs. The RSU vest in equal installments over a three-year period and carry a ten-year term.

(11)	During the year ended July 31, 2020, we granted Mr. Myers awards consisting of an options to purchase two hundred fifty thousand (250,000) shares of common stock. The options have a five-year term and vest in four quarterly installments.

(12)	During the year ended July 31, 2018, we granted Mr. Myers an award consisting of an option to purchase one hundred thousand (100,000) shares of common stock. The option has a five-year term and vests in four quarterly installments.

During the year ended July 31, 2022, Messrs. Lee, Myers and Elliott had 400,000, 156,250 and137,500 option awards vest, respectively. There was no respective value on vesting.

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

Compensation of Directors

The following table sets forth compensation earned in the fiscal year ended July 31, 2022 by each of our non-employee directors who are not named executive officers.

	Fees Earned or Paid in Cash	Total Compensation
Name	($)	($)
Ivan Chen	$75,000	$75,000
Kristin A. Taylor	$65,000	$65,000
David M. Rendall	$65,000	$65,000

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

Annual fees are normally paid to each non-employee director in four equal installments on a quarterly basis. Any non-employee directors serving a portion of the year are entitled to receive such fees on a pro rata basis based on their length of service during the year. Mr. Myers did not receive any additional compensation for their board service.

Additionally, new members of the Board are entitled to receive stock options in an amount to be determined by the Compensation Committee or the Board.

There were no equity awards granted to our non-employee directors during the fiscal year ended July 31, 2022.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information regarding the beneficial ownership of our common stock as of October 28, 2022, or the Evaluation Date, by: (i) each of our current directors, (ii) each of our named executive officers as set forth in Item 11 of this Annual Report, (iii) all such directors and executive officers as a group and (iv) our five percent or greater stockholders. The table is based upon information supplied by our officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Applicable percentages are based on 111,356,473 shares outstanding as of the Evaluation Date, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options or warrants or settlement of restricted stock units that are either immediately exercisable or exercisable within 60 days of the Evaluation Date. These shares are deemed to be outstanding and beneficially owned by the person holding those securities for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name (1)	Number of Shares Beneficially Owned		Percent of Common Stock
Tom Y. Lee	45,313,125	(2)	40.15%
Mark Elliott	632,350	(3)	*
Tom Myers	1,198,433	(4)	1.07%
Ivan Chen	1,262,500	(5)	1.13%
David M. Rendall	452,371	(6)	*
Kristin A. Taylor	50,000	(7)	*
All of our named executive officers and directors as a group (6 persons)	48,908,779	(8)	42.42%

*	Indicates less than one percent of the outstanding shares of the Company’s common stock.

(1)	Unless, noted below, the address for each person listed in the table is c/o PURE Bioscience, Inc., 9669 Hermosa Avenue Rancho Cucamonga, California 91730.

(2)	Consists of 1,350,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 43,963,125 shares of common stock held directly by Mr. Lee and his affiliates.

(3)	Consists of 560,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 72,350 shares of common stock held directly by Mr. Elliott.

(4)	Consists of 515,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 683,433 shares of common stock held directly by Mr. Myers.

(5)	Consists of 512,500 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 750,000 shares of common stock held directly by Mr. Chen.

(6)	Consists of 50,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 402,371 shares of common stock held directly by Mr. Rendall.

(7)	Consists of 50,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date held directly by Ms. Taylor.

(8)	Consists of 3,037,500 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date and 45,871,279 shares of common stock, held by all directors and executive officers as a group.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Act, requires our executive officers and directors and persons who beneficially own more than 10% of our Common Stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons.

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

Information About Our Equity Compensation Plans

2007 Equity Incentive Plan

In February 2016, we amended and restated our 2007 Equity Incentive Plan, or the 2007 Plan, to, among other changes, increase the number of shares of common stock issuable under the 2007 Plan by 4,000,000 shares and extend the term of the 2007 Plan until February 4, 2026. The 2007 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors.

2017 Equity Incentive Plan

In January 2021, we amended and restated our 2017 Equity Incentive Plan, or the 2017 Plan, to, among other changes, increase the number of shares of common stock issuable under the 2017 Plan by 5,000,000 shares and extend the term of the 2007 Plan until January 2031. The 2017 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors.

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

On June 23, 2017 we filed a Form S-8 to register shares of common stock underlying equity awards granted to our directors and officers outside the 2007 Plan. The S-8 registered 3,150,000 shares with respect to RSUs and options, which were also granted on the same date.

On August 23, 2017 we filed a Form S-8 to register shares of common stock underlying equity awards granted to our directors, officers and consultants outside the 2007 Plan. The S-8 registered 850,000 shares with respect to RSUs and options, which were also granted on the same date.

The following table sets forth, as of July 31, 2022, information with respect to our equity compensation plans, and with respect to certain other options and warrants.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	5,679,125	$0.58	6,343,000
Equity compensation plans not approved by stockholders	400,000	1.15	—
Total	6,079,125	$0.62	6,343,000

(1)	Includes options only and does not include restricted stock units

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as described below and other than Board or employment relationships and compensation resulting from those employment relationships, no director, executive officer, 5% stockholder or immediate family member of any of the foregoing, was a party to any transaction or series of transactions since August 1, 2020 (the beginning of the year ended July 31, 2021), or is to be a party to any currently proposed transaction or series of proposed transactions, in which (i) we were or are to be a participant, (ii) the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at fiscal year-end for the fiscal years ended July 31, 2022 and 2021, which is $44,000, and (iii) any director, executive officer, or immediate family member of any of the foregoing had or will have a direct or indirect material interest.

For information with respect to the compensation paid to our executive officers and directors, see heading “Executive Compensation” of this annual report.

On July 29, 2019, we entered into a Sublease Agreement or the Sublease with SwabPlus L.P. or SwabPlus, effective July 25, 2019, pursuant to which we subleased certain office and industrial space for our corporate headquarters. The premises are located in Rancho Cucamonga, California. In December 2020, the Sublease expired but we continue to rent on a month-to-month basis. The Company is currently negotiating a new lease agreement with SwabPlus.

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

Equity Transactions with our Directors and Officers

●

On July 15, 2022, we completed a closing (the “Closing”) of a private placement financing (the “Private Placement Financing”) to accredited investors (the “Investors”). We raised $3.5 million in the Closing and issued an aggregate of 23,333,332 shares (collectively, the “Shares”) of our common stock at a purchase price of $0.15 per share. The Shares issued in the Private Placement Financing were issued pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) entered into with the Investors. Mr. Tom Y. Lee, Chief Executive Officer and a member of the Company’s Board of Directors (the “Board”) invested $3,261,250 through his affiliates. In addition, Ivan Chen and David Rendall, both members of the Board, invested $45,000 and $48,750, respectively. The disinterested members of the Board approved the Private Placement Financing.

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

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee are or have been an officer or employee of us. During fiscal 2022, 2021 and 2020, no member of our Compensation Committee had any relationship with us requiring disclosure under Item 404 of Regulation S-K, except as set forth above, none of our executive officers served on the Compensation Committee (or its equivalent) or board of directors of another entity any of whose executive officers served on our Compensation Committee or board of directors.

Board Composition

We are not currently listed on any national securities exchange or in an inter-dealer quotation system that has established a standard for independence. However, in evaluating the independence of our members and the composition of the committees of our Board of Directors, our Board utilizes the definition of “independence” as that term is defined by applicable listing standards of the NYSE MKT. As of the date of this Annual Report, our Board consists of five members, three of whom are considered independent as that term is defined by applicable listing standards of the NYSE MKT. Our independent directors include: Messrs. Chen and Rendall and Ms. Taylor.

Our directors are appointed annually, and hold office until their successors have been elected and qualified or until their earlier death, resignation, disqualification, or removal.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Weinberg & Company, P.A. for the years ended July 31, 2022 and 2021, respectively. All fees described below were approved by the Board or the Audit Committee:

	For the years ended July 31,
	2022	2021
Audit Fees	$107,000	$85,000
Audit-Related Fees	$—	$—
Tax Fees	$17,000	$12,000
All Other Fees	$—	$—
Total Fees	$124,000	$97,000

Audit Fees: For the years ended July 31, 2022 and 2021, the aggregate audit fees billed by our independent public accounting firm were for services rendered for the audit and quarterly reviews of our financial statements, including our Annual Report on Form 10-K and our periodic reports, and fees incurred related to the filings of registration statements.

Audit-Related Fees: For the years ended July 31, 2022 and 2021, there were no audit-related fees billed by our independent public accounting firm.

Tax Fees: consist of amounts billed by an affiliate of our independent auditors for services in connection with the preparation of our federal and state tax returns.

All Other Fees: For the years ended July 31, 2022 and 2021, there were no fees billed by our independent public accounting firm for other services, other than the fees described above.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	The list of financial statements filed in response to Part II, Item 8 is set forth at the end of this Annual Report.

	(2)	Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)		The following exhibits are filed as part of this Annual Report pursuant to Item 601 of Regulation S-K:

	3.1	Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012).

	3.1.1	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012).

	3.2	Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012).

	3.2.1	Amendment to the Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on December 7, 2016).

4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on December 7, 2016).

4.3	Description of Capital Stock

10.1	Amended and Restated PURE Bioscience 2007 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on February 5, 2016)

10.2 #	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013).

10.3	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K filed with the SEC on October 24, 2013).

10.4†	Manufacturing Supply Agreement, dated June 21, 2019, by and between Pure Bioscience Inc. and Intercon Chemical Company (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on June 26, 2019).

10.5 #	Form of RSU Agreement between PURE Bioscience, Inc. and executive officers (incorporated by reference to Exhibit 10.32 of the Annual Report on Form 10-K filed with the SEC on October 28, 2015).

10.6 #	Form of Non-Employee Director RSU Agreement (Non-plan) (incorporated by reference to Exhibit 99.5 of the Current Report on Form 8-K filed with the SEC on June 23, 2017).

10.7 #	Form of Non-Employee Director Option Agreement (Non-plan) (incorporated by reference to Exhibit 99.6 of the Current Report on Form 8-K filed with the SEC on June 23, 2017).

10.8 #	Pure Bioscience, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 18, 2018).

10.9	Promissory Note, dated June 28, 2018, issued to Tom Y. Lee (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 2, 2018).

10.10	Form of Warrant Amendment (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on February 22, 2019).

10.11	Form of Amendment to Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on June 29, 2019).

10.12	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on October 3, 2019).

10.13	Sublease Agreement, effective July 25, 2019, by and between the Company and SwabPlus L.P. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on August 2, 2019).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K, filed with the SEC on October 13, 2009)

23.1 *	Consent of Weinberg and Company, P.A.

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *	The following materials from the Company’s Annual Report on Form 10-K for the annual period ended July 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as at July 31, 2022 and 2021; (ii) Consolidated Statements of Operations for the years ended July 31, 2022 and 2021; (iii) Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the years ended July 31, 2022 and 2021; and (v) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.

†	Certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed. The Company hereby undertakes to provide further information regarding such redacted information to the Commission upon request.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE BIOSCIENCE, INC.	DATE

/s/ Tom Y. Lee	October 28, 2022
Tom Y. Lee
President and Chief Executive Officer

Power of Attorney

NOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tom Y. Lee and Mark Elliott, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ TOM Y. Lee	President, Chief Executive Officer, Director	October 28, 2022
Tom Y. Lee	Principal Executive Officer

/s/ MARK ELLIOTT	Vice President, Finance	October 28, 2022
Mark Elliott	Principal Financial and Accounting Officer

/s/ IVAN CHEN	Chairman of the Board	October 28, 2022
Ivan Chen

/s/ TOM MYERS	Director	October 28, 2022
Tom Myers

/s/ KRISTIN TAYLOR	Director	October 28, 2022
Kristin Taylor

/s/ DAVID RENDALL	Director	October 28, 2022
David Rendall

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Pure Bioscience Inc.

Rancho Cucamonga, Ca.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pure Bioscience Inc. (the “Company”) and Subsidiaries as of July 31, 2022 and 2021, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of slow-moving and obsolete inventories at net realizable value

As discussed in Note 2 to the consolidated financial statements, the Company monitors inventory levels in order to identify slow-moving or obsolete merchandise as these factors can indicate a decline in the market value of the inventory on hand. Inventory cost is reduced to net realizable value when cost exceeds the market value less the cost of disposal. The market value is subject to the effects of consumer demands, customer preferences, and the broader economy. The Company’s inventory balance was $179,000 as of July 31, 2022 which was net of a valuation allowance of $225,000.

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

/s/ Weinberg and Company, P.A

Los Angeles, California
October 28, 2022

PURE Bioscience, Inc.

Consolidated Balance Sheets

	July 31, 2022	July 31, 2021
Assets
Current assets
Cash and cash equivalents	$3,391,000	$2,390,000
Accounts receivable	201,000	368,000
Inventories, net	179,000	332,000
Restricted cash	75,000	75,000
Prepaid expenses	18,000	32,000
Total current assets	3,864,000	3,197,000
Property, plant and equipment, net	620,000	740,000
Patents, net	—	366,000
Total assets	$4,484,000	$4,303,000
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$488,000	$593,000
Accrued liabilities	87,000	138,000
Loan payable	—	239,000
Total current liabilities	575,000	970,000
Total liabilities	575,000	970,000
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 111,356,473 shares issued and outstanding at July 31, 2022, and 87,223,141 shares issued and outstanding at July 31, 2021	1,114,000	873,000
Additional paid-in capital	132,079,000	128,253,000
Accumulated deficit	(129,284,000)	(125,793,000)
Total stockholders’ equity	3,909,000	3,333,000
Total liabilities and stockholders’ equity	$4,484,000	$4,303,000

See accompanying notes.

PURE Bioscience, Inc.

Consolidated Statements of Operations

	Year ended
	July 31,
	2022	2021
Net product sales	$1,813,000	$3,698,000
Royalty revenue	40,000	229,000
Total revenue	1,853,000	3,927,000
Cost of goods sold	853,000	1,852,000
Gross Profit	1,000,000	2,075,000
Operating costs and expenses
Selling, general and administrative	4,106,000	4,047,000
Research and development	319,000	339,000
Impairment of intangibles	299,000	—
Total operating costs and expenses	4,724,000	4,386,000
Loss from operations	(3,724,000)	(2,311,000)
Other income (expense)
Interest expense, net	(6,000)	(4,000)
Other income (expense), net	—	(4,000)
Gain on extinguishment of indebtedness, net	239,000	—
Total other income (expense)	233,000	(8,000)
Net loss	$(3,491,000)	$(2,319,000)
Basic and diluted net loss per share	$(0.04)	$(0.03)
Shares used in computing basic and diluted net loss per share	88,835,424	87,174,312

See accompanying notes.

PURE Bioscience, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance July 31, 2020	87,072,951	$871,000	$127,414,000	$(123,474,000)	$4,811,000
Share-based compensation expense - stock options	—	—	758,000	—	758,000
Share-based compensation expense - restricted stock units	—	—	83,000	—	83,000
Issuance of common stock upon the exercise of stock options	150,190	2,000	(2,000)	—	—
Net loss	—	—	—	(2,319,000)	(2,319,000)
Balance July 31, 2021	87,223,141	873,000	128,253,000	(125,793,000)	3,333,000
Issuance of common stock in private placements to related parties, net	23,333,332	233,000	3,267,000		3,500,000
Share-based compensation expense - stock options	—	—	465,000	—	465,000
Share-based compensation expense - restricted stock units	—	—	102,000	—	102,000
Issuance of common stock for vested restricted stock units	800,000	8,000	(8,000)	—	—
Net loss	—	—	—	(3,491,000)	(3,491,000)
Balance July 31, 2022	111,356,473	$1,114,000	$132,079,000	$(129,284,000)	$3,909,000

See accompanying notes.

PURE Bioscience, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	July 31,
	2022	2021
Operating activities
Net loss	$(3,491,000)	$(2,319,000)
Adjustments to reconcile loss to net cash used in operating activities:
Share-based compensation	567,000	841,000
Fixed assets write-off	55,000	—
Depreciation and amortization	213,000	172,000
Reserve for inventory obsolescence	75,000	150,000
Impairment of intangibles	299,000	—
Gain on extinguishment of indebtedness	(239,000)	—
Changes in operating assets and liabilities:
Accounts receivable	167,000	721,000
Inventories	78,000	65,000
Prepaid expenses	14,000	(16,000)
Accounts payable and accrued liabilities	(156,000)	(781,000)
Net cash used in operating activities	(2,418,000)	(1,167,000)
Investing activities
Purchases of property, plant and equipment	(81,000)	(521,000)
Net cash used in investing activities	(81,000)	(521,000)
Financing activities
Net proceeds from the sale of common stock	3,500,000	—
Net proceeds from paycheck protection program loan	—	239,000
Net cash provided by financing activities	3,500,000	239,000
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,001,000	(1,449,000)
Cash, cash equivalents, and restricted cash at beginning of year	2,465,000	3,914,000
Cash, cash equivalents, and restricted cash at end of year	$3,466,000	$2,465,000

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$3,391,000	$2,390,000
Restricted cash	75,000	75,000
Total cash, cash equivalents and restricted cash	$3,466,000	$2,465,000

Supplemental disclosure of cash flow information
Cash paid for taxes	$2,000	$4,000

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

Liquidity and Going Concern

We have a history of recurring losses, and as of July 31, 2022 we have incurred a cumulative net loss of $129,000,000. During the fiscal year ended July 31, 2022, we recorded a net loss of $3,491,000 on recorded net revenue of $1,853,000. In addition, during the year ended July 31, 2022 we used $2,499,000 in operating and investing activities resulting in a cash balance of $3,391,000 as of July 31, 2022. Our history of recurring operating losses, and negative cash flows from operating activities give rise to substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

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

Revenue Recognition

Effective August 1, 2018, we adopted the Financial Accounting Standards Board or the FASB, Accounting Standards Codification or ASC, Topic 606, Revenue from Contracts with Customers or Topic 606. Under Topic 606, revenue is recognized at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer. This principle is applied using the following 5-step process:

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

A summary of our revenue by product type for the fiscal years ended July 31, 2022 and 2021 is as follows:

	July 31,
	2022	2021
PURE Hard Surface	$1,498,000	$3,563,947
SILVÉRION	315,000	134,053
	$1,813,000	$3,698,000

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

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. We evaluate the collectability of our trade accounts receivable based on a number of factors. In circumstances where we becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our historical losses and an overall assessment of past due trade accounts receivable outstanding. Management determined no allowance for doubtful accounts was necessary at July 31, 2022 and 2021.

Inventories

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and our ability to sell the product(s) concerned. Demand for our products can fluctuate significantly. Factors that could affect demand for our products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers. Additionally, our management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory. At July 31, 2022 and 2021, the Company determined that a reserve for inventory obsolescence of $75,000 and $150,000, respectively was required.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended July 31, 2022 and 2021, Company Management determined there were no indicators of impairment of its property and equipment.

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

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets, including our capitalized patent costs, by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. As of July 31, 2022, management performed its annual impairment test and determined that its forecasted operations could no longer support the $299,000 carrying value of the patents, and as such all amounts were impaired.

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

Concentrations

Gross sales. For the year ended July 31, 2022, three individual customers accounted for 14%, 13% and 10% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S. For the year ended July 31, 2021, one individual customer accounted for 11% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

Accounts receivable. As of July 31, 2022, we had accounts receivable from one customer that comprised 15% of total accounts receivable and two customers that comprised 13% of total accounts receivable, respectively. As of July 31, 2021, we had accounts receivable from three customers that comprised 17%, 15% and 10% of total accounts receivable, respectively.

Purchases. For the fiscal year ended July 31, 2022, one vendor accounted for 19% of our purchases. For the fiscal year ended July 31, 2021, one vendor accounted for 36% of our purchases.

Accounts payable. As of July 31, 2022, one vendor accounted for 25% of the total trade accounts payable. As of July 31, 2021, one vendor accounted for 50% of the total trade accounts payable.

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

Income (Loss) Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Our diluted net loss per common share is the same as our basic net loss per common share because we incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an anti-dilutive effect. As of July 31, 2022 and 2021, stock options, warrants and shares issuable under restricted stock unit awards of 7,291,625 and 10,984,390, respectively, have been excluded from the computation of diluted shares outstanding.

Segments

We operate in one segment for the manufacture and distribution of our products. In accordance with the “Segment Reporting” Topic of the ASC, our chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying financial statements.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments or ASC 326. The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivable. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. As small business filer, the standard will be effective for us for interim and annual reporting periods beginning after December 15, 2022. The Company is currently assessing the impact of adopting this standard on the Company’s financial statements and related disclosures.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options or ASU 2021-04. ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2021-04 is not expected to have any impact on the Company’s consolidated financial statement presentation or disclosures.

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

3. Balance Sheet Details

Inventories consist of the following:

	July 31,
	2022	2021
Raw materials	$19,000	$17,000
Finished goods	160,000	315,000
	$179,000	$332,000

Inventories at July 31, 2022, and 2021, are net of a reserve for inventory obsolescence of $225,000 and $150,000, respectively.

Property, plant, and equipment consist of the following:

	July 31,
	2022	2021
Computers and equipment	$1,582,000	$1,516,000
Construction in progress	78,000	63,000
	1,660,000	1,579,000
Less accumulated depreciation	(1,040,000)	(839,000)
	$620,000	$740,000

During the fiscal year ended July 31, 2022, we wrote down $55,000 of property and equipment destroyed by fire at a third-party location.

Depreciation expense for the years ended July 31, 2022 and 2021 was $146,000 and $97,000, respectively.

4. Commitments and Contingencies

COVID-19

The COVID-19 pandemic led to severe disruptions in general economic activities, as businesses and federal, state, and local governments took broad actions to mitigate this public health crisis. While we have experienced some delays related to final third-party validation of certain of our products and product rollouts by customers using PURE Control, we did not experience a material disruption to our business. In addition, we previously benefited from increased demand from our customers for our PURE Hard Surface product due to a focus on surface disinfecting in response to attempting to prevent COVID-19 transmission. We subsequently experienced an abatement in such demand. Such abatement has not stabilized and we cannot assure you that demand will stabilize in the future. Additionally, we experienced supply chain issues with our various plastic packaging configurations and citric acid. Further, on a go-forward basis, we cannot guarantee the overall economic conditions will not affect our business, as these conditions may significantly negatively impact all aspects of our business. Our business is dependent on the continued health and productivity of our employees, including our sales staff and corporate management team.

The extent to which the COVID-19 pandemic or other health-related pandemics impacts our business, sales, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted. Even after the COVID-19 pandemic or other health-related pandemics has subsided, we may experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future. See the section titled “Risk Factors - The COVID-19 pandemic or other health-related pandemics could adversely affect our business, financial condition and results of operations.”

Legal

From time to time, we could become involved in disputes and various litigation matters that arise in the normal course of business. Lawsuits against us or our officers or directors by employees, former employees, stockholders, partners, customers, or others, or actions taken by regulatory authorities, could be very costly and substantially disrupt our business. Such lawsuits and actions are not uncommon, and we may not be able to resolve such disputes or actions on terms favorable to us, and there may not be sufficient capital resources available to defend such actions effectively, or at all. As of July 31, 2022, there were no material lawsuits against the Company.

Manufacturing

Effective June 9, 2019, we entered into a five-year manufacturing supply agreement with Intercon Chemical Company or ICC with a three-year renewal term option or the Manufacturing Supply Agreement. The agreement consists of manufacturing, packaging, and distribution of PURE’s SDC-based products and contains no mandatory purchase commitment levels. The Manufacturing Supply Agreement provides:

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

5. Debt

Receipt of CARES funding

In April 2021, we were funded $239,000 under the Paycheck Protection Program or the PPP through California Bank and Trust. The PPP was established pursuant to the Coronavirus Aid, Relief and Economic Security Act or the CARES Act and is administered by the U.S. Small Business Administration. The CARES Act was established in order to enable small businesses to pay employees during the economic slowdown caused by COVID-19 by providing forgivable loans to qualifying businesses for up to 2.5 times their average monthly payroll costs. The amount borrowed under the CARES Act is eligible to be forgiven provided that (a) the Company uses the aforesaid PPP funds during the eight week period after receipt thereof, and (b) the aforesaid PPP funds are only used to cover payroll costs (including benefits), rent, mortgage interest, and utility costs. The amount of loan forgiveness will be reduced if, among other reasons, the Company does not maintain staffing or payroll levels. Principal and interest payments on any unforgiven portion of the aforesaid PPP Funds or the PPP Loan will be deferred for six months and will accrue interest at a fixed annual rate of 1.0% and carry a two year maturity date. There is no prepayment penalty on the PPP Loan.

During the fiscal year ended July 31, 2022, we applied and received loan forgiveness under the provisions of the CARES Act for the entire $239,000 loan. This amount was recorded as a gain on extinguishment of indebtedness in the Consolidated Statement of Operations during the fiscal year ended July 31, 2022.

6. Stockholders’ Equity

Preferred Stock

As of July 31, 2022, the Company’s Board of Directors is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.01 per share, in one or more series. As of July 31, 2022, and July 31, 2021, there were no shares of preferred stock issued and outstanding.

Common Stock

As of July 31, 2022, 150,000,000 shares of common stock with a par value of $0.01 per share are authorized for issuance.

Private Placement Financing From Related Parties – Fiscal Year 2022

On July 15, 2022, we completed a closing or the Closing of a private placement financing or the Private Placement Financing, to accredited investors or the Investors. We raised $3.5 million in the Closing and issued an aggregate of 23,333,332 shares (collectively, the “Shares”) of our common stock at a purchase price of $0.15 per share. The Shares issued in the Private Placement Financing were issued pursuant to a Securities Purchase Agreement or the Securities Purchase Agreement entered into with the Investors. Mr. Tom Y. Lee, President, Chief Executive Officer and a member of the Company’s Board of Directors or the Board invested $3,261,250 through his affiliates. In addition, Ivan Chen and David Rendall, both members of the Board, invested $45,000 and $48,750, respectively. The disinterested members of the Board approved the Private Placement Financing.

The net proceeds to us from the Closing, were approximately $3.5 million. We expect to use the net proceeds for general corporate purposes, including our research and development efforts, and for general administrative expenses and working capital.

The issuance and sale of the Shares was not registered under the Securities Act of 1933, as amended or the Securities Act, and these Shares may not be offered or sold in the United States absent registration under or exemption from the Securities Act and any applicable state securities laws. The Shares were issued and sold in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. The Investors represented to the Company that each was an “accredited investor” within the meaning of Rule 501 of Regulation D under the Securities Act, and that each was receiving the Shares for investment for its own account and without a view to distribute them.

Warrants

A summary of our warrant activity and related data is as follows:

Shares
Outstanding at July 31, 2020	327,765
Issued	—
Exercised	—
Expired/Cancelled	—
Outstanding at July 31, 2021	327,765
Issued	—
Exercised	—
Expired/Cancelled	(327,765)
Outstanding at July 31, 2022	—

7. Share-Based Compensation

Restricted Stock Units

We issue restricted stock unit awards or RSUs, to key management and as compensation for services to consultants and others. The RSUs typically vest over a one to three-year period and carry a ten-year term. Each RSU represents the right to receive one share of common stock, issuable at the time the RSU subsequently settles, as set forth in the Restricted Stock Unit Agreement. We determine that fair value of those awards at the date of grant, and amortize those awards as an expense over the vesting period of the award. The shares earned under the grant are usually issued when the award settles at the end of the term. As of July 31, 2021, there were 2,012,500 RSU’s granted of which 1,679,167 were issuable.

During the fiscal years ended July 31, 2022 and 2021, we recognized $102,000 and $83,000 of compensation cost relating to the vesting of RSU’s, respectively. In addition, during the fiscal year ended July 31, 2022 and 2021, 166,666 and 166,667 RSU’s vested, respectively. As of July 31, 2022, there was $62,000 of unrecognized non-cash compensation cost related to the remaining 166,667 RSUs we expect to vest, which will be recognized over a weighted average period of 0.75 year.

During the fiscal year ended July 31, 2022, 800,000 RSUs were delivered. Of the 1,212,500 RSUs outstanding as of July 31, 2022, 1,045,833 RSUs are vested and issuable. These RSUs are issued upon settlement date which is defined as “for each Vested Unit, the earliest of (i) the ten-year anniversary of the Grant Date; (ii) sixty days after the date the Grantee’s Service ceases for any reason and such cessation constitutes a “separation from service” within the meaning of Section 409A of the Code; (iii) the date of Grantee’s death or (iv) the date of a Change in Control that constitutes a “change in control event” within the meaning of Section 409A of the Code”.

A summary of our restricted stock unit activity and related data is as follows:

	Total RSU Shares	Vested and Issuable
Outstanding at July 31, 2020	2,012,500	1,512,500
Granted	—	—
Vested	—	166,667
Delivered	—	—
Forfeited	—	—
Outstanding at July 31, 2021	2,012,500	1,679,167
Granted	—	—
Vested	—	166,666
Delivered	(800,000)	(800,000)
Forfeited	—	—
Outstanding at July 31, 2022	1,212,500	1,045,833

Stock Option Plans

2007 Equity Incentive Plan

In February 2016, we amended and restated our 2007 Equity Incentive Plan, or the 2007 Plan, to, among other changes, increase the number of shares of common stock issuable under the 2007 Plan by 4,000,000 shares and extend the term of the 2007 Plan until February 4, 2026. The 2007 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of July 31, 2022, there were approximately 2,487,000 shares available for issuance under the 2007 Plan.

2017 Equity Incentive Plan

In January 2021, we amended and restated our 2017 Equity Incentive Plan, or the 2017 Plan, to, among other changes, increase the number of shares of common stock issuable under the 2017 Plan by 5,000,000 shares and extend the term of the 2007 Plan until January 2031. The 2017 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of July 31, 2022, there were approximately 3,856,000 shares available for issuance under the 2017 Plan.

Stock Option Activity

During the fiscal year ended July 31, 2022, the Compensation Committee of the Board of Directors granted 170,000 stock options to new employees. The options have a fair value of $36,000, as determined by the Black Scholes option pricing model, vest between one and three years and carry a ten-year term.

During the fiscal year ended July 31, 2021, the Compensation Committee of the Board of Directors granted 1,555,000 stock options to our employees, officers, directors and consultants with a fair value of $471,000 as determined by the Black Scholes option pricing model. The vesting terms of the options vary between one and two years and carry a ten year term.

During the fiscal year ended July 31, 2021, there was a net exercise on 624,375 stock options which resulted in the issuance of 150,190 shares of our common stock. As these options were net exercised on a cashless basis, as permitted under the respective option agreements, we did not receive any cash proceeds. There were no net exercises during the fiscal year ended July 31, 2022.

A summary of our stock option activity for the fiscal years ended July 31, 2022 and 2021 is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 31, 2020	9,432,875	$0.88	$5,255,000
Granted	1,555,000	$0.48	—
Exercised	(624,375)	$0.88	—
Cancelled	(1,719,375)	$1.17	—
Outstanding at July 31, 2021	8,644,125	$0.76	$124,000
Granted	170,000	$0.29	—
Exercised	—	$—	—
Cancelled	(2,735,000)	$1.04	—
Outstanding at July 31, 2022	6,079,125	$0.62	$—

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.22 to $0.50	3,080,625	8.17	$0.39	2,673,125	8.04	$0.39
$0.51 to $1.00	2,443,500	4.62	$0.77	2,443,500	4.62	$0.77
$1.01 to $1.40	555,000	5.37	$1.20	505,000	5.11	$1.18
	6,079,125	6.49	$0.62	5,621,625	6.29	$0.62

The weighted average expected term of options outstanding at July 31, 2022 was 6.49 years.

For the fiscal year ended July 31, 2022 share-based compensation expense for stock options vesting during the period was $465,000. For the fiscal year ended July 31, 2021 share-based compensation expense for stock options vesting during the period was $758,000.

At July 31, 2022, options to purchase 5,621,625 shares of common stock were exercisable. These options had a weighted-average exercise price of $0.62 and a weighted average remaining contractual term of 6.29 years. The weighted average grant date fair value for options granted during the fiscal year ended July 31, 2022 was $0.21. The total unrecognized compensation cost related to unvested stock option grants as of July 31, 2022 was approximately $85,000 and the weighted average period over which these grants are expected to vest is 0.83 years.

We use the Black-Scholes valuation model to calculate the fair value of stock options. Share-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	For the years ended July 31,
	2022	2021
Volatility	88.35%	87.76%
Risk-free interest rate	1.17%	0.92%
Dividend yield	0.0%	0.0%
Expected life	5.59 years	5.30 years

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

8. Related Party Transactions

On July 29, 2019, we entered into a Sublease Agreement or the Sublease with SwabPlus L.P. or SwabPlus, effective July 25, 2019, pursuant to which we subleased certain office and industrial space for our corporate headquarters. The premises are located in Rancho Cucamonga, California. In December 2020, the Sublease expired but we continue to rent on a month-to-month basis. The Company is currently negotiating a new lease agreement with SwabPlus. Rent expense, including common area maintenance and real property taxes, was $87,000 for the years ended July 31, 2022 and 2021. Tom Y. Lee, the Company’s Chief Executive Officer, Chairman of the Board and President, also serves as chairman of the board of directors and chief executive officer of SwabPlus. Mr. Lee also serves as president of Hermosa Property, Inc., the landlord of the premises subject to the Sublease. The Sublease was considered by the Company in accordance with the Company’s Related Party Transaction and Procedures Policy, and approved by the disinterested members of the Board.

As of July 31, 2022, and July 31, 2021, accounts payable include $182,000 and $134,000 in board fees due to officers and directors, respectively.

On July 15, 2022, we completed a closing (the “Closing”) of a private placement financing (the “Private Placement Financing”) to accredited investors (the “Investors”). We raised $3.5 million in the Closing and issued an aggregate of 23,333,332 shares (collectively, the “Shares”) of our common stock at a purchase price of $0.15 per share. The Shares issued in the Private Placement Financing were issued pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) entered into with the Investors. Mr. Tom Y. Lee, Chief Executive Officer and a member of the Company’s Board of Directors (the “Board”) invested $3,261,250 through his affiliates. In addition, Ivan Chen and David Rendall, both members of the Board, invested $45,000 and $48,750, respectively. The disinterested members of the Board approved the Private Placement Financing.

9. Income Taxes

We file federal and state consolidated tax returns with our subsidiaries. Our income tax provision for the years ended July 31, 2022 and 2021 was $1,650; the minimum state franchise taxes we pay regardless of income or loss.

At July 31, 2022, we had federal and state tax net operating loss carry-forwards of approximately $107.3 million and $63.3 million, respectively. Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code as well as similar state provisions. These ownership changes may limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since our formation, we have raised capital through the issuance of capital stock on several occasions (both before and after our initial public offering in 1996) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition. While we do not believe that we have experienced an ownership change, the pertinent tax rules related thereto are complex and subject to varying interpretations, and thus complete assurance cannot be provided that the taxing authorities would not take an alternative position.

Our current federal tax loss carry-forwards began expiring in the year ended July 31, 2020 and, unless previously utilized, all but $5.9 million will completely expire in the year ending July 31, 2038. The $5.9 million can be carried forward indefinitely. Our state tax loss carry-forwards began to expire in the year ending July 31, 2029, and will completely expire in the year ending July 31, 2040.

Significant components of our deferred tax assets are as follows:

	July 31,
	2022	2021
Net operating loss carry-forward	$27,360,000	$26,850,000
Stock options and warrants	2,160,000	2,110,000
Other temporary differences	(10,000)	(120,000)
Total deferred tax assets	29,510,000	28,840,000
Valuation allowance for deferred tax assets	(29,510,000)	(28,840,000)
Net deferred tax assets	$—	$—

A reconciliation of income taxes computed using the statutory income tax rate, compared to the effective tax rate, is as follows:

	2022	2021
Federal tax benefit at the expected statutory rate	(21)%	(21)%
State income tax, net of federal tax benefit	(7)	(7)
Other	—	—
Valuation allowance	28	28
Income tax benefit - effective rate	—%	—%

Following authoritative guidance, we recognize the tax benefit from a tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense; however we have had no accrued interest or penalties at either July 31, 2022 or July 31, 2021. We are subject to income taxes in the United States and in various states, and our historical tax years remain subject to future examination by the U.S. and state tax authorities. During the years ended July 31, 2022 and 2021, we did not record any activity related to our unrecognized tax benefits.

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

