Form 10-Q
period 2023-04-30
PURE BIOSCIENCE, INC.
filed 2023-06-14
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2023

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

As of June 14, 2023, there were 111,356,473 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PURE Bioscience, Inc.

Form 10-Q

for the Quarterly Period Ended April 30, 2023

Part I - Financial Information

Item 1. Financial Statements

PURE Bioscience, Inc.

Condensed Consolidated Balance Sheets

	April 30, 2023	July 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$781,000	$3,391,000
Accounts receivable	188,000	201,000
Inventories, net	149,000	179,000
Restricted cash	75,000	75,000
Prepaid expenses	37,000	18,000
Total current assets	1,230,000	3,864,000
Property, plant and equipment, net	594,000	620,000
Total assets	$1,824,000	$4,484,000
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$432,000	$488,000
Accrued liabilities	137,000	87,000
Total current liabilities	569,000	575,000
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 111,356,473 shares issued and outstanding at April 30, 2023 and at July 31, 2022	1,114,000	1,114,000
Additional paid-in capital	132,354,000	132,079,000
Accumulated deficit	(132,213,000)	(129,284,000)
Total stockholders’ equity	1,255,000	3,909,000
Total liabilities and stockholders’ equity	$1,824,000	$4,484,000

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended		Three months Ended
	April 30,		April 30,
	2023	2022	2023	2022
Net product sales	$1,269,000	$1,409,000	$406,000	$497,000
Royalty revenue	6,000	32,000	1,000	27,000
Total revenue	1,275,000	1,441,000	407,000	524,000
Cost of goods sold	625,000	553,000	211,000	199,000
Gross profit	650,000	888,000	196,000	325,000
Operating costs and expenses
Selling, general and administrative	3,342,000	3,127,000	997,000	977,000
Research and development	227,000	255,000	74,000	107,000
Total operating costs and expenses	3,569,000	3,382,000	1,071,000	1,084,000
Loss from operations	(2,919,000)	(2,494,000)	(875,000)	(759,000)
Other income (expense)
Gain on extinguishment of indebtedness, net	—	239,000	—	—
Other income (expense), net	(4,000)	—	1,000
Interest expense, net	(6,000)	(3,000)	(2,000)	(1,000)
Total other income (expense)	(10,000)	236,000	(1,000)	(1,000)
Net loss	$(2,929,000)	$(2,258,000)	$(876,000)	$(760,000)
Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.01)	$(0.01)
Shares used in computing basic and diluted net loss per share	111,356,473	87,741,639	111,356,473	87,925,388

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Nine Months Ended April 30, 2023					Nine Months Ended April 30, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity	Shares	Amount	Capital	Deficit	Equity

Balances at beginning of period	111,356,473	$1,114,000	$132,079,000	$(129,284,000)	$3,909,000	87,223,141	$873,000	$128,253,000	$(125,793,000)	$3,333,000
Share-based compensation expense - stock options	—	—	213,000	—	213,000	—	—	431,000	—	431,000
Share-based compensation expense - restricted stock units	—	—	62,000	—	62,000	—	—	62,000	—	62,000
Issuance of common stock for vested restricted stock units	—	—	—	—	—	800,000	8,000	(8,000)	—	—
Net loss	—	—	—	(2,929,000)	(2,929,000)	—	—	—	(2,258,000)	(2,258,000)
Balances at end of period (Unaudited)	111,356,473	$1,114,000	$132,354,000	$(132,213,000)	$1,255,000	88,023,141	$881,000	$128,738,000	$(128,051,000)	$1,568,000

	Three Months Ended April 30, 2023					Three Months Ended April 30, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity	Shares	Amount	Capital	Deficit	Equity

Balances at beginning of period (Unaudited)	111,356,473	$1,114,000	$132,290,000	$(131,337,000)	$2,067,000	87,873,141	$879,000	$128,617,000	$(127,291,000)	$2,205,000
Share-based compensation expense - stock options	—	—	44,000	—	44,000	—	—	103,000	—	103,000
Share-based compensation expense - restricted stock units	—	—	20,000	—	20,000	—	—	20,000	—	20,000
Issuance of common stock for vested restricted stock units	—	—	—	—	—	150,000	2,000	(2,000)	—	—
Net loss	—	—	—	(876,000)	(876,000)	—	—	—	(760,000)	(760,000)
Balances at end of period (Unaudited)	111,356,473	$1,114,000	$132,354,000	$(132,213,000)	$1,255,000	88,023,141	$881,000	$128,738,000	$(128,051,000)	$1,568,000

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	April 30,
	2023	2022
Operating activities
Net loss	$(2,929,000)	$(2,258,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	275,000	493,000
Depreciation and amortization	102,000	162,000
Reserve for inventory obsolescence	40,000	—
Gain on extinguishment of indebtedness	—	(239,000)
Changes in operating assets and liabilities:
Accounts receivable	13,000	170,000
Inventories	(10,000)	31,000
Prepaid expenses	(19,000)	7,000
Accounts payable and accrued liabilities	(6,000)	(181,000)
Net cash used in operating activities	(2,534,000)	(1,815,000)
Investing activities
Purchases of property, plant and equipment	(76,000)	(64,000)
Net cash used in investing activities	(76,000)	(64,000)
Net decrease in cash, cash equivalents, and restricted cash	(2,610,000)	(1,879,000)
Cash, cash equivalents, and restricted cash at beginning of period	3,466,000	2,465,000
Cash, cash equivalents, and restricted cash at end of period	$856,000	$586,000

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$781,000	$511,000
Restricted cash	$75,000	$75,000
Total cash, cash equivalents and restricted cash	$856,000	$586,000

Supplemental disclosure of cash flow information
Cash paid for taxes	$5,000	$—

See accompanying notes.

PURE Bioscience, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three and nine months ended April 30, 2023 and 2022

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information pursuant to the instructions to Form 10-Q and Article 10/Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2023 are not necessarily indicative of the results that may be expected for other quarters or the year ending July 31, 2023. The July 31, 2022 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in our Annual Report on Form 10-K. For more complete information, these unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended July 31, 2022 included in our Annual Report on Form 10-K covering such period filed with the Securities and Exchange Commission, or SEC, on October 28, 2022.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

2. Liquidity and Going Concern

We have a history of recurring losses, and as of April 30, 2023 we have incurred a cumulative net loss of $132,213,000. During the nine months ended April 30, 2023, we recorded a net loss of $2,929,000 on recorded net revenue of $1,275,000. In addition, during the nine months ended April 30, 2023 we used $2,610,000 in operating and investing activities resulting in a cash balance of $781,000 as of April 30, 2023. Our history of recurring operating losses, and negative cash flows from operating activities give rise to substantial doubt regarding our ability to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended July 31, 2022, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

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

A summary of our revenue by product type for the nine months ended April 30, 2023 and 2022 is as follows:

	April 30,
	2023	2022
PURE Hard Surface	$1,184,000	$1,158,000
SILVÉRION	85,000	251,000
	$1,269,000	$1,409,000

A summary of our revenue by product type for the three months ended April 30, 2023 and 2022 is as follows:

	April 30,
	2023	2022
PURE Hard Surface	$406,000	$352,000
SILVÉRION	—	145,000
	$406,000	$497,000

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

Net Loss Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Our diluted net loss per common share is the same as our basic net loss per common share because we incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an anti-dilutive effect. As of April 30, 2023 and 2022, stock options and shares issuable under restricted stock unit awards of 7,913,125 and 7,391,625, respectively, have been excluded from the computation of diluted shares outstanding.

	April 30,
	2023	2022
Common stock options	6,700,625	6,179,125
Restricted stock units	1,212,500	1,212,500
Total	7,913,125	7,391,625

Inventory

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Inventories consist of the following:

	April 30, 2023	July 31, 2022
Raw materials	$26,000	$19,000
Finished goods	123,000	160,000
	$149,000	$179,000

During the three months ended April 30, 2023, the Company determined that an additional reserve for inventory obsolescence of $40,000 was required. As of April 30, 2023 and July 31, 2022, inventories are stated net of a reserve for inventory obsolescence of $265,000 and $225,000, respectively.

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

Concentrations

Gross product sales. For the three months ended April 30, 2023, one individual customer accounted for 39% of our net product sales. For the nine months ended April 30, 2023, one customer accounted for 20% of our net product sales. For the three months ended April 30, 2022, three individual customers accounted for 29%, 14% and 11% of our net product sales, respectively. For the nine months ended April 30, 2022, three customers accounted for 14%, 12% and 10% of our net product sales, respectively.

Accounts receivable. As of April 30, 2023, we had accounts receivable from two customers that comprised of 36% and 13% of total accounts receivable, respectively. As of April 30, 2022, we had accounts receivable from four customers that comprised of 15%, 14%, 12% and 11% of total accounts receivable, respectively.

Purchases. For the three months ended April 30, 2023, two vendors accounted for 17% and 13% of our purchases, respectively. For the nine months ended April 30, 2023, one vendor accounted for 19% of our purchases. For the three months ended April 30, 2022, two vendors accounted for 26% and 12% of our purchases, respectively. For the nine months ended April 30, 2022, one vendor accounted for 21% of our purchases.

Accounts payable. As of April 30, 2023, our largest vendor accounted for 20% of the total accounts payable. As of April 30, 2022, our largest vendor accounted for 25% of the total trade accounts payable.

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

During the nine months ended April 30, 2023 and 2022, we recognized $62,000 of compensation cost relating to the vesting of RSU’s, respectively. As of April 30, 2023, there was no unrecognized non-cash compensation cost related to the remaining 166,667 RSUs we expect to vest next quarter.

During the nine months ended April 30, 2023, no RSUs were granted, issued, or forfeited. Of the 1,212,500 RSUs outstanding as of April 30, 2023, 1,045,833 RSUs are vested and issuable. These RSUs are issued upon settlement date which is defined as “for each Vested Unit, the earliest of (i) the ten-year anniversary of the Grant Date; (ii) sixty days after the date the Grantee’s Service ceases for any reason and such cessation constitutes a “separation from service” within the meaning of Section 409A of the Code; (iii) the date of Grantee’s death or (iv) the date of a Change in Control that constitutes a “change in control event” within the meaning of Section 409A of the Code”.

A summary of our restricted stock unit activity and related data is as follows:

	Total RSU Shares	Vested and Issuable
Outstanding at July 31, 2022	1,212,500	1,045,833
Granted	—	—
Issued	—	—
Forfeited	—	—
Outstanding at April 30, 2023	1,212,500	1,045,833

Stock Option Plans

2007 Equity Incentive Plan

In February 2016, we amended and restated our 2007 Equity Incentive Plan, the (“2007 Plan”), to, among other changes, increase the number of shares of common stock issuable under the 2007 Plan by 4,000,000 shares and extend the term of the 2007 Plan until February 4, 2026. The 2007 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of April 30, 2023, there were approximately 970,000 shares available for issuance under the 2007 Plan.

2017 Equity Incentive Plan

In January 2021, we amended and restated our 2017 Equity Incentive Plan, the (“2017 Plan”), to, among other changes, increase the number of shares of common stock issuable under the 2017 Plan by 5,000,000 shares and extend the term of the 2007 Plan until January 2031. The 2017 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of April 30, 2023, there were approximately 4,750,000 shares available for issuance under the 2017 Plan.

During the nine months ended April 30, 2023, the Compensation Committee of the Board of Directors granted 1,935,000 stock options to our employees, officers, directors and consultants with a fair value of $241,000 as determined by the Black Scholes option pricing model. The vesting terms of the options vary between one and two years and carry a ten year term. There were no stock options granted during the three months ended April 30, 2023.

A summary of our stock option activity is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 31, 2022	6,079,125	$0.62	$—
Granted	1,935,000	$0.20	—
Exercised	—	$—	—
Expired	(1,313,500)	$0.70	—
Outstanding at April 30, 2023	6,700,625	$0.48	$—

The weighted-average remaining contractual term of options outstanding at April 30, 2023 was 7.44 years.

At April 30, 2023, options to purchase 5,831,458 shares of common stock were exercisable. These options had a weighted-average exercise price of $0.52 and a weighted average remaining contractual term of 7.12 years.

For the nine months ended April 30, 2023 share-based compensation expense for stock options that vested during the period was $213,000. For the nine months ended April 30, 2022 share-based compensation expense for stock options that vested during the period was $431,000. The total unrecognized compensation cost related to unvested stock option grants as of April 30, 2023 was approximately $87,000 and the weighted average period over which these grants are expected to vest is 0.58 years.

We use the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	Nine Months Ended April 30, 2023	Nine Months Ended April 30, 2022
Volatility	91.90%	88.35. %
Risk-free interest rate	4.00%	1.17%
Dividend yield	0.0%	0.0%
Expected life	5.34 years	5.59 years

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

7. Related Party Transactions

As of April 30, 2023 and April 30, 2022, accounts payable include $93,000 and $136,000 in board fees due to officers and directors, respectively.

8. Commitments and Contingencies

COVID-19[done]

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

Comparison of the Three Months Ended April 30, 2023 and 2022

Net Product Sales

Net product sales were $406,000 and $497,000 for the three months ended April 30, 2023 and 2022, respectively. The decrease of $91,000 was attributable to decreased sales across our distribution network servicing the food processing industry. Our top three customers accounted for $222,000 of net product sales for the three months ended April 30, 2023.

For the three months ended April 30, 2023, one individual customer accounted for 39% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

For the three months ended April 30, 2022, three individual customers accounted for 29%, 14% and 11% of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

During the three months ended April 30, 2023 and 2022, we recognized $1,000 and $27,000 in royalties from a nonexclusive third-party distributor, respectively.

Cost of Goods Sold

Cost of goods sold was $211,000 and $199,000 for the three months ended April 30, 2023 and 2022, respectively. The increase of $12,000 was primarily attributable to a $40,000 reserve for inventory obsolescence (See Note 3 of the condensed consolidated financial statements).

Gross margin as a percentage of net product sales, or gross margin percentage, was 48% and 60% for the three months ended April 30, 2023 and 2022, respectively. The decrease in gross margin percentage was primarily attributable to the reserve for inventory obsolescence reference above.

Selling, General and Administrative Expense

Selling, general and administrative expense was $997,000 and $977,000 for the three months ended April 30, 2023 and 2022, respectively. The increase of $20,000 was primarily attributable to increased personnel costs and travel expense. These increases were offset by decreased professional service and board of director fees.

Share-based compensation expense, included in selling, general and administrative expense, was $64,000 and $123,000 for the three months ended April 30, 2023 and 2022, respectively. The decrease of $59,000 is primarily due to the prior year vesting of stock options and restricted stock units granted to employees, directors and consultants supporting our selling, general and administrative functions.

Research and Development Expense

Research and development expense, primarily consisting of third-party fees and personnel costs, was $74,000 and $107,000 for the three months ended April 30, 2023 and 2022, respectively. The decrease of $33,000 was due to decreased personnel costs.

Comparison of the Nine Months Ended April 30, 2023 and 2022

Net Product Sales

Net product sales were $1,269,000 and $1,409,000 for the nine months ended April 30, 2023 and 2022, respectively. The decrease of $140,000 was attributable to decreased sales across our distribution network. Our top two customers accounted for $366,000 of net product sales for the nine months ended April 30, 2023.

For the nine months ended April 30, 2023, one individual customers accounted for 20% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

For the nine months ended April 30, 2022, three individual customers accounted for 14%, 12% and 10% of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

During the nine months ended April 30, 2023 and 2022, we recognized $6,000 and $32,000 in royalties from a nonexclusive third-party distributor, respectively.

Cost of Goods Sold

Cost of goods sold was $625,000 and $553,000 for the nine months ended April 30, 2023 and 2022, respectively. The increase of $72,000 was primarily attributable to the $40,000 inventory reserve referenced above and increased contract manufacturing costs.

Gross margin as a percentage of net product sales, or gross margin percentage, was 51% and 61% for the nine months ended April 30, 2023 and 2022, respectively. The decrease in gross margin percentage was primarily attributable to increased contract manufacturing costs, the inventory reserve and the sale of higher margin formulations and packaging configurations of our products during the nine months ended April 30, 2022, as compared with the current period.

Selling, General and Administrative Expense

Selling, general and administrative expense was $3,342,000 and $3,127,000 for the nine months ended April 30, 2023 and 2022, respectively. The increase of $215,000 was primarily attributable to increased personnel costs and travel expense. These increases were partially offset by decreased professional service costs and board of director fees.

Share-based compensation expense, included in selling, general and administrative expense, was $275,000 and $493,000 for the nine months ended April 30, 2023 and 2022, respectively. The decrease of $218,000 is primarily due to the prior year vesting of stock options and restricted stock units granted to employees, directors and consultants supporting our selling, general and administrative functions.

Research and Development Expense

Research and development expense was $227,000 and $255,000 for the nine months ended April 30, 2023 and 2022, respectively. The decrease of $28,000 was due to decreased personnel costs.

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

Liquidity and Capital Resources

As of April 30, 2023, we had $856,000 in cash and cash equivalents compared with $3,466,000 in cash and cash equivalents as of July 31, 2022. The net decrease in cash and cash equivalents was primarily attributable to the use of cash to fund our operations and investments in property, plant and equipment. Additionally, as of April 30, 2023, we had $569,000 of current liabilities, including $432,000 in accounts payable, compared with $575,000 of current liabilities, including $488,000 in accounts payable as of July 31, 2022. The net decrease in current liabilities was primarily due to trade payables due to our contract manufactures.

We have a history of recurring losses, and as of April 30, 2023 we have incurred a cumulative net loss of $132,200,000. During the nine months ended April 30, 2023, we recorded a net loss of $2,929,000 on recorded net revenue of $1,275,000. In addition, during the nine months ended April 30, 2023 we used $2,610,000 in operating and investing activities resulting in a cash balance of $781,000 as of April 30, 2023. Our history of recurring operating losses, and negative cash flows from operating activities give rise to substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

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

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the three and nine months ended April 30, 2023 and 2022, no impairment of long-lived assets was indicated or recorded.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, concluded that there were no changes in our internal controls over financial reporting during the nine months ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, including the risk factor included below, as well as the risk factors disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended July 31, 2022, which we filed with the SEC on October 28, 2022 (the “Form 10-K”), and Item 1.A. to our Current Report on Form 10-Q for the quarter ended January 31, 2023, which we filed with the SEC on March 17, 2023. Other than the risk factor included below, the risks and uncertainties described in “Item 1A — Risk Factors” of our Form 10-K have not materially changed and “Item 1.A.—Risk Factors” of our Form 10-Q for the quarter ended January 31, 2023. Any of the risks discussed in this Quarterly Report on Form 10-Q, including the risk factor included below, or any of the risks disclosed in “Item 1A — Risk Factors” of our Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects.

Risks Related to Our Business and Industry

As a result of our historical lack of financial liquidity, we do not currently have sufficient working capital to fund our planned operations and may not be able to continue as a going concern.

We have a history of recurring losses, and as of April 30, 2023 we have incurred a cumulative net loss of $132,200,000. During the nine months ended April 30, 2023, we recorded a net loss of $2,929,000 on recorded net revenue of $1,275,000. In addition, during the nine months ended April 30, 2023 we used $2,610,000 in operating and investing activities resulting in a cash balance of $781,000 as of April 30, 2023. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof, and we will need to raise additional capital to continue our operations and to implement our business plan, which capital may not be available on acceptable terms or at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

3.1	Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.1.1	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.1.2	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on May 19, 2021).

3.2	Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

3.2.1	Amendment to the Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

31.1 *	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 30, 2023 and July 31, 2022; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2023 and 2022; (iii) Condensed Consolidated Statements of Stockholders’ equity for the three and nine months ended April 30, 2023 and 2022 ;(iv) Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2023 and 2022; and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE, INC.

Date: June 14, 2023	By:	/s/ Robert F. Bartlett
Robert F. Bartlett, Chief Executive Officer (Principal Executive Officer)

Date: June 14, 2023	By:	/s/ MARK S. ELLIOTT
Mark S. Elliott, Vice President, Finance
(Principal Financial and Accounting Officer)

