Form 10-K
period 2023-07-31
PURE BIOSCIENCE, INC.
filed 2023-10-30
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file No. 001-14468

PURE Bioscience, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0530289
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

771 Jamacha Rd., #512

El Cajon, California 92019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates, as of the last business day of the registrant’s second quarter, was approximately $4,905,000 (computed on the basis of the closing price of the common stock on the OTCQB Bulletin Board on January 31, 2023). For purposes of this computation only, all executive officers, directors and 10% or greater stockholders have been deemed affiliates.

As of October 30, 2023, there were 111,856,473 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

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

Summary of Material Risks Associated with Our Business

Our business is subject to a number of risks that if realized could materially affect our business, prospects, operating results and financial condition. These risks are discussed more fully in the “Risk Factors” section of this Annual Report. These risks include the following:

●	We have a history of losses, and we may not achieve or maintain profitability.

●	Raising additional funds by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

●	We need to continue to increase customer awareness and adoption of our food safety product offerings, PURE Hard Surface and PURE Control.

●	We may not be able to correctly estimate our future revenues and operating expenses, which could lead to cash shortfalls, and require us to secure additional financing sooner than planned.

●	Our quarterly operating results may vary, which could negatively affect the market price of our common stock.

●	If we are unable to obtain the required regulatory approvals from the U.S. Food and Drug Administration, or the FDA, and the United States Department of Agriculture, or the USDA, or if such efforts are delayed, our ability to commercialize PURE Control as a direct food contact processing aid will be harmed and our business and operating results will suffer.

●	A loss of one or more of our key customers could adversely affect our business.

●	We are dependent on our core silver dihydrogen citrate, or SDC, technology and if our efforts to achieve or maintain market acceptance of our core SDC technology are not successful, we are unlikely to continue to maintain profitability.

●	We are subject to intense competition in the food safety market.

●	We have limited sales, marketing and product distribution experience.

●	We are dependent on a third-party, over whom we have limited control, to manufacture our SDC-based products.

●	We rely on third parties to develop SDC-based products, and they may not do so successfully or diligently.

●	We are subject to substantial regulation related to quality standards applicable to our manufacturing and quality processes, and our or our partners, including our third-party manufacturers’; failure to comply with applicable quality standards could affect our ability to commercialize SDC products.

●	The industries in which we operate are heavily regulated.

●	If we are unable to obtain, maintain or defend the patent and other intellectual property rights relating to our technology, we or our collaborators and distributors may not be able to develop and market proprietary products based on our technology, which would have a material adverse impact on our results of operations.

PART I

Item 1. Business

Overview

We are focused on developing and commercializing proprietary antimicrobial products that provide safe and cost-effective solutions to the health and environmental challenges of pathogen and hygienic control. Our technology platform is based on patented stabilized ionic silver, and our initial products contain SDC. SDC is a broad-spectrum, non-toxic antimicrobial agent, which offers residual protection and formulates well with other compounds. As a platform technology, we believe SDC is distinguished from existing products in the marketplace because of its superior efficacy, reduced toxicity, non-causticity and the inability of bacteria to form a resistance to it.

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

Technology Platform

The foundation of our technology platform is a proprietary electrochemical process that allows us to generate ionized silver in the presence of organic acid. This process creates a solution containing stabilized ionic silver that can function as an antimicrobial. Our current products all contain SDC, which we produce by ionizing silver in citric acid. SDC is a natural, non-toxic, non-caustic, colorless, odorless antimicrobial agent, which offers residual protection, and that formulates well with other compounds. We have also produced ionic silver-based molecular entities using other organic acids, and we believe these compounds may provide a platform for future product development.

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

Business Strategy

Our goal is to become a sustainable company by commercializing the SDC-based products we have developed with our proprietary technology platform. We are focused on delivering leading antimicrobial products that address food safety risks across the food industry supply chain. Key aspects of our business strategy include:

●	Expanding sales and distribution for our products into the food industry with a focus on a dual track of food safety market opportunities:

●	Hard Surface Disinfectant - commercializing our current EPA-registered PURE Hard Surface disinfectant and sanitizer for use in foodservice operations, food manufacturing and food transportation.

●	Direct Food Contact - commercializing FDA-approved PURE Control as a direct food contact processing aid for fresh produce; commercializing FDA approved PURE Control as a food processing and intervention aid for food processors treating raw poultry in pre and post on-line reprocessing.

●	Continuing to grow and establish new strategic alliances to maximize the commercial potential of our technology platform;

●	Continuing to partner with third parties who are seeking, or intend to seek, approvals to market SDC-based products in markets outside the U.S.;

●	Developing additional proprietary products and applications; and

●	Protecting and enhancing our intellectual property.

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

PURE® Hard Surface Disinfectant and Sanitizer (Ready to Use)

PURE Hard Surface is our SDC-based, patented and EPA-registered, ready-to-use hard surface disinfectant and food contact surface sanitizer. PURE Hard Surface combines high efficacy and low toxicity with bacterial and viral kill times in as few as 30-seconds. The product kills resistant pathogens such as MRSA and NDM-1, and effectively eliminates dangerous fungi and viruses including HIV, Hepatitis B, Hepatitis C, Norovirus, Influenza A, Avian Influenza and H1N1. It also eradicates hazardous food pathogens such as E. coli, Salmonella, Campylobacter and Listeria. PURE Hard Surface delivers broad-spectrum efficacy yet remains classified as least-toxic by the EPA. The active ingredient, SDC, has been designated as GRAS, for use on food processing equipment, machinery and utensils.

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

Poultry Processing Aid. In May 2017, we received the required approvals from the FDA stating that our food contact notification for SDC as a raw poultry processing aid is complete. We received a “No Objection Letter” from the USDA’s Food Safety and Inspection Service, or FSIS granting approval for the higher concentrations of SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-OLR (on-line reprocessing) and post chill processing of fresh poultry.

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

Sales and Marketing

A critical aspect of our business strategy is to leverage the industry experience of our internal sales force, the members of our Board of Directors, or the Board, and our management team in order to maximize the commercial potential of our technology platform in the food industry.

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

Sales Concentration

Net product sales were $1,871,000 and $1,813,000 for the fiscal year ended July 31, 2023 and 2022, respectively. The increase of $58,000 was attributable to increased sales across our end-user network servicing the food processing industry. Our top three customers accounted for $727,000 of net product sales for the fiscal year ended July 31, 2023. For the year ended July 31, 2023, one customer accounted for 24% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. There were no foreign sales during the fiscal year ended July 31, 2023.

From time to time, one or a small number of our customers may represent a significant percentage of our revenue. Our largest customer accounted for 24% of our revenue for the fiscal year ended July 31, 2023. Although we have agreements with many of our customers, these agreements typically do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers to significantly reduce the amount of product ordered or license fees paid, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

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

Manufacturing

Effective June 9, 2019, we entered into a five-year manufacturing supply agreement with Intercon Chemical Company, or ICC, with a three-year renewal term option, or the Manufacturing Supply Agreement, pursuant to which we granted ICC the right to be the non-exclusive manufacturer for all our SDC-based products. The agreement consists of manufacturing, packaging, and distribution of PURE’s SDC-based products. The Manufacturing Supply Agreement provides:

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

Human Capital

As of October 30, 2023, we employed 11 full-time employees and 1 part-time employee. We believe that we have been successful in attracting skilled and experienced personnel, but competition for personnel is intense and there can be no assurance that we will be able to attract and retain qualified personnel in the future. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good. We strive to maintain and promote a culture that fosters the values, behaviors and attributes necessary to advance our business and execute our strategy.

Company Information

We were incorporated in the state of California in August 1992 as Innovative Medical Services. In September 2003, we changed our name to PURE Bioscience. In March 2011, we reincorporated in the state of Delaware under the name “PURE Bioscience, Inc.”

Our corporate offices are located at 771 Jamacha Rd., El Cajon, California 92019. Our telephone number is (619) 596-8600. Our website address is www.purebio.com. We make available free of charge on our website our periodic and current reports, proxy statements and other information as soon as reasonably practicable after such reports are filed with the SEC. Information contained on, or accessible through, our website is not part of this report or our other filings with the SEC. Our SEC filings are also available to the public from the SEC’s website at www.sec.gov.

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

We have a history of recurring losses, and as of July 31, 2023 we have incurred a cumulative net loss of $133.0 million. During the fiscal year ended July 31, 2023, we recorded a net loss of $4.0 million on recorded net revenue of $1.9 million. In addition, during the year ended July 31, 2023 we used $3.3 million in operating and investing activities resulting in a cash balance of $1.1 million as of July 31, 2023. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof, and we will need to raise additional capital to continue our operations and to implement our business plan, which capital may not be available on acceptable terms or at all.

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

We had a loss of $4.0 million for the fiscal year ended July 31, 2023, and a loss of $3.5 million for the fiscal year ended July 31, 2022. As of July 31, 2023, we have incurred a cumulative net loss of approximately $133.0 million. Although we believe we are making progress on implementing our business plan focused on the food safety market, we expect to continue to have losses in future periods. None of our existing agreements, including those with Packers Sanitation Services, Inc, Subway and Chipotle, contain provisions that provide for fixed or minimum revenues. If the penetration into the marketplace of PURE Hard Surface, PURE Control and our other SDC-based products is unsuccessful, our revenue growth is slower than anticipated or our operating expenses exceed expectations, we may not achieve profitability, and we may never achieve profitability again. Slower than anticipated revenue growth could force us to reduce our sales and marketing efforts, our product testing and optimization, and our product development and regulatory initiatives, and/or force us to reduce the size and scope of our operations, to sell or license our technologies to third parties, or to cease operations altogether. Given our recent introduction of our SDC-based products in the food safety market, we are unable to predict the extent of any future income or our future losses and we may not be able to sustain or increase profitability on an ongoing basis.

Raising additional funds by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

We may need to increase our liquidity and capital resources in future periods. We have a history of raising funds through offerings of our common stock and warrants to purchase shares of our common stock, and we may in the future raise additional funds through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements. For example, during July and October of 2023, we completed a private placement convertible debt financing to accredited investors, in which we raised net proceeds of $1.8. To the extent that we continue to raise additional capital by issuing debt or equity securities, our stockholders’ ownership will be diluted. Additionally, any debt financing we obtain may involve covenants that restrict our operations. These restrictive covenants may include, among other things, limitations on borrowing, specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens on our assets, pay dividends on or redeem our capital stock or make investments. In addition, if we raise funds through collaboration and licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to us or relinquish potentially valuable rights to our products or proprietary technologies. We may be required in future collaborations to relinquish all or a portion of our sales and marketing rights with respect to our products or license intellectual property that enable licensees to develop competing products in order to complete any such transaction.

As of October 30, 2023, we had 119,269,598 shares of common stock issued and outstanding or reserved for issuance under equity compensation plans, vested and unvested options, and unvested restricted stock units. Our current authorized capital stock is limited to 150,000,000 shares of common stock and 5,000,000 shares of preferred stock. Any increase in our authorized capital stock would require the approval of a majority of our shareholders as well as the approval of our Board. If we were unable to increase our authorized capital stock for any reason, our ability to raise additional capital through the issuance of equity or convertible debt would be severely compromised and we may be unable to obtain equity or convertible debt capital at all.

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

Our success will depend on our ability to continue to increase customer awareness and adoption of our food safety product offerings, PURE Hard Surface and PURE Control. We have encountered and likely will continue to encounter risks and difficulties associated with introducing or establishing new commercial products in this highly competitive and rapidly evolving market. These risks include the following, among others:

●	we may not be successful in demonstrating the effectiveness of PURE Control in actual in-plant use situations or satisfy the requirements of our potential customers;

●	we may not be successful in converting in-plant trials into customer product orders;

●	our SDC-based product offerings (especially at higher silver-ion concentrations) are typically more expensive to produce than existing treatment chemicals, and as a result, customers may not purchase our products for cost reasons, even if we are successful in demonstrating the superior efficacy or other benefits of our products;

●	our customers may not continue to place product orders as expected or may not expand their use of our products;

●	we may not be successful in demonstrating the value proposition of our products, including their non-corrosive and non-toxic characteristics and their neutral to positive processing yield impact;

●	we may not succeed in materially penetrating the food safety markets with our SDC products and technology;

●	we may not be successful in developing an effective sales and marketing infrastructure to commercialize our products;

●	we may not generate sufficient revenues or raise sufficient funds to support our operations or the implementation of our business plan;

●	we may not be successful in controlling our operating expenses;

●	we may not be successful in obtaining any required regulatory approvals on a timely basis, or at all;

●	we may not attract and retain key sales and marketing, technical and management personnel;

●	we may not successfully comply with or maintain the regulatory approvals we obtain for our technology and products;

●	we may not succeed in locating strategic partners and licensees of our technology;

●	we may not effectively manage our anticipated growth, if any; and

●	we may not be able to adequately protect our intellectual property.

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

We may not correctly predict the amount or timing of future revenues and our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

●	our expectations regarding revenues from sales of our products;

●	the time and resources required to complete in-plant validation and optimization trials;

●	the cost and time to develop and obtain regulatory approvals for additional products as part of our long-term business plan;

●	the cost and time required to create effective sales and marketing capabilities and commercialization strategies;

●	the expenses we incur to maintain and improve our platform technology;

●	the cost and time to satisfy unique customer requirements regarding validation and optimization trials;

●	the costs to attract and retain personnel with the skills required for effective operations; and

●	the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation.

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

Because of our limited operating history and the early commercial stage of our SDC-based products in the food safety market, we have limited insight into trends that may emerge and affect our business. Forecasting future revenues is difficult, especially because we have only recent begun to generate meaningful revenues from the sale of our SDC-based products, our products are novel, and market acceptance of our products is reliant on our customers’ confidence, based on scientific data and actual in-plant trials, that our product can improve their food safety efforts. We often experience long sales cycles and our customers often require extensive evaluation and in-plant trial periods before agreeing to use our products throughout their systems. In addition, fluctuations in the buying patterns of our current or potential customers could significantly affect the level of our sales on a period to period basis. Additional factors that could cause our financial results to fluctuate unexpectedly, including: the mix of product sales, the cost of product sales, our ability to meet customer demand, delays in achieving our regulatory milestones, changes in our operating expenses, including non-cash expenses such as the fair value of stock options granted to our employees, and manufacturing or supply issues. As a result, our quarterly operating results may vary, which could negatively affect the market price of our common stock.

A loss of one or more of our key customers could adversely affect our business.

From time to time, one or a small number of our customers may represent a significant percentage of our revenue. For the year ended July 31, 2023, one individual customer accounted for 24% of our net product sales. Although we have agreements with many of our customers, these agreements typically do not prohibit customers from purchasing products and services from competitors or contain minimum purchase obligations. A decision by any of our major customers to significantly reduce the amount of product ordered or license fees paid, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

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

Our SDC-based products compete in the highly competitive food safety market. Our SDC-based product offerings (especially at higher silver ion concentration levels) are typically more expensive to produce than existing treatment chemicals, and as a result, customers may not purchase our products for cost reasons, even if we are successful in demonstrating the superior efficacy of our products. In addition, customers may determine that the other benefits offered by our products (e.g., non-toxic, non-caustic, and neutral to positive yield impact) are not sufficient to overcome the lower cost products offered by our competitors. Further, most of our competitors have been in business for a longer period of time than we have, and offer a greater number of products and services than we do and have greater financial, technical, sales and other resources than we do. Many of our competitors already have well established brands and distribution capabilities, and in some cases are able to leverage the sale of other products with more favorable terms for products competing with our own. We also have significantly fewer sales personnel than virtually all of our competitors. Furthermore, recent trends in this industry are for large food safety companies to consolidate into a smaller number of very large entities, which further concentrates financial, technical and market strength and increases competitive pressure in the industry. If we directly compete with these very large entities for the same markets and/or products, their financial strength could prevent or delay us from capturing a meaningful share of the food safety market. It is also possible that developments by our competitors will make our technologies or products noncompetitive or obsolete. Our ability to compete will depend upon our ability, and the ability of our distributors and other partners, to develop brand recognition, develop the scientific and plant trial data to demonstrate the efficacy of our products, and to displace existing, established and future products in our relevant target markets. We, or our distributors and partners, may not be successful in doing so, which would have a materially adverse effect on our business, financial condition and results of operations.

We have limited sales, marketing and product distribution experience.

We have limited experience in the sales, marketing and distribution of our products in the food safety market. We began to focus on the food safety market in August 2013. After acquiring necessary regulatory approvals we began to commercialize our products in 2016. As a result, our sales and marketing experience with these products are limited, and our current sales, distribution and marketing strategies and programs may not be successful. Further, the sales cycle to secure a new customer is long and unpredictable. Potential customers typically require that we complete extensive in-plant validation studies with our products. We may not be successful in demonstrating the effectiveness of PURE Control in actual in-plant use situations or satisfy the requirements of our potential customers. Moreover, we may not be successful in converting in-plant trials into customer product orders. We also have a relatively small sales and marketing organization and a limited number of distributors. Therefore, we may not be able to establish the sales, marketing, and distribution capabilities necessary to generate sales and build our business to generate sufficient revenues to support our operations and the implementation of our business plan.

We are dependent on a third-party, over whom we have limited control, to manufacture our SDC-based products.

On June 9, 2019, we entered into a five-year strategic collaboration agreement with St. Louis-based Intercon Chemical Company, or ICC, where we granted ICC the right to be the non-exclusive manufacturer for all our SDC-based products. We do not have any manufacturing facilities and we currently rely on ICC to manufacture our SDC-based products and may in the future rely on one or more third-party manufacturers to properly manufacture our products. We may not be able to quickly replace our manufacturing capacity if ICC is unable to manufacturer our products as a result of a fire, natural disaster (including an earthquake), equipment failure or other difficulty, or if such ICC facilities are deemed not in compliance with current “good manufacturing practices,” and the noncompliance could not be rapidly rectified. ICC is our single manufacture for our concentrated SDC-based products and may not be replaced without significant effort and delay in production. A supply interruption or an increase in demand beyond our current manufacturer’s capabilities could harm our ability to manufacturer such products until new manufacturers are identified and qualified, which would have a significant adverse effect on our business and results. Any third-party manufacturer that we find may not match our quality standards or be able to meet customer requirements.

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

Our success depends largely on the execution of our business strategy by our management team and the members of our Board. Our Board and management will be evaluating how to best execute our near-term strategy to drive customer adoption in the food industry by addressing food safety solutions across the supply chain in order to prevent or mitigate food contamination or the potential for food-borne illness with specific customer focus in foodservice providers, food processors and food manufacturers. Our directors, executive officers and key personnel could terminate their services with us at any time without notice and without penalty. Additionally, we do not maintain key person life insurance policies on our directors, executive officers or other employees. The loss of one or more of our directors, executive officers or key employees could seriously harm our ability to execute on our business strategy, which could harm our business, results of operations, financial condition, and/or the market price of our common stock. We cannot assure you that in such an event we would be able to recruit qualified personnel able to replace these individuals in a timely manner, or at all, on terms acceptable to either us or to any qualified candidate. Even if we were able to replace any such individuals in a timely manner, if we are unable to effectively integrate new executive officers or key employees, our operations and prospects could be harmed.

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

From time to time we may consider engaging in strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of products, product candidates or technologies. Any such transaction may require us to incur non-recurring or other charges, may increase our near-and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including, among others, exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to develop acquired products, product candidates or technologies, difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel, and inability to retain key employees of any acquired businesses. Accordingly, although we may not choose to undertake or may not be able to successfully complete any transactions of the nature described above, any transactions that we do undertake or complete could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

At July 31, 2023, we had federal and state tax net operating loss carry-forwards of approximately $110.5 million and $64.5 million, respectively. Utilization of these net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred, including with respect to our recent private placements, or that could occur in the future, as required by Section 382 of the Internal Revenue Code as well as similar state provisions. These ownership changes may limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since our formation, we have raised capital through the issuance of capital stock on several occasions (both before and after our initial public offering in 1996) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future based upon subsequent disposition. While we believe that we have not experienced an ownership change, the pertinent tax rules related thereto are complex and subject to varying interpretations, and thus the applicable taxing authorities may take an alternative position.

Our current federal tax loss carry-forwards began expiring in the year ended July 31, 2020 and, unless previously utilized, all but $9.1 million will completely expire in the year ending July 31, 2038. The $9.1 million can be carried forward indefinitely. Our state tax loss carry-forwards began to expire in the year ending July 31, 2029, and will completely expire in the year ending July 31, 2040.

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

We are subject to substantial regulation related to quality standards applicable to our manufacturing and quality processes, and our or our partners, including our third-party manufacturers, failure to comply with applicable quality standards could affect our ability to commercialize SDC products.

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

We have historically supported our operations through the issuance of equity and debt securities and may continue to do so in the future. For example, during July and October of 2023, we completed a private placement convertible debt financing to accredited investors, in which we raised net proceeds of $1.8 million. Pursuant to the terms of the Purchase Agreement, the conversion price for the convertible debt financing will be at least $0.15 per share and less than or equal to $0.23 per share. Although we may not be successful in obtaining financing through equity or debt sales on terms that are favorable to us in the future, if at all, any such sales that do occur could result in substantial dilution to the interests of existing holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock or other equity securities to any new investors, or the anticipation of such sales, could cause the trading price of our common stock to fall.

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

Certain provisions of our charter and bylaws, as amended, or Bylaws, may delay or frustrate the removal of incumbent directors and may prevent or delay a merger, tender offer, or proxy contest involving us that is not approved by our Board, even if such events may be beneficial to the interests of stockholders. For example, our Board, without stockholder approval, has the authority and power to authorize the issuance of up to 5,000,000 shares of preferred stock and such preferred stock could have voting or conversion rights that could adversely affect the voting power of the holders of our common stock. Further, the one-for-eight reverse stock split of our outstanding common stock that we effected on August 14, 2012 has increased the proportion of unissued and authorized common shares to issued and outstanding common shares, which could allow our Board to issue large numbers of additional shares of our common stock that could significantly reduce the voting power of our current stockholders. In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may discourage, delay or prevent certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our charter documents may make it more difficult for stockholders or potential acquirers to initiate actions that are opposed by our then-current Board, including delaying or impeding a merger, tender offer, or proxy contest or other change of control transaction involving the Company. Any delay or prevention of a change of control transaction could cause stockholders to lose a substantial premium over the then-current market price of their shares.

General Risk Factors

Compliance with the reporting requirements of federal securities laws can be expensive.

We are a public reporting company in the United States, and accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including the compliance obligations of the Sarbanes-Oxley Act of 2002. The costs of complying with the reporting requirements of the federal securities laws, including preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to stockholders, can be substantial.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our mailing address is 771 Jamacha Road., #512, El Cajon, California 92019. Our executive officers and employees work remotely in a “virtual office” setting without lease obligations. In July 2019 we entered into a Sublease Agreement, or the Sublease, with SwabPlus L.P., or SwabPlus, pursuant to which we subleased certain office and industrial space for our corporate headquarters in Rancho Cucamonga, California, or the Previous Headquarters. In December 2020, the Sublease expired but we continued to rent on a month-to-month basis. In September 2023, the Sublease was terminated. We believe that our existing remote environment is adequate for our current needs.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information About Our Common Stock

Our common stock is approved for quotation on the OTC Markets’ OTCQB marketplace under the symbol “PURE.” The OTCQB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCQB securities are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to the national stock exchanges and any prices quoted may not be a reliable indication of the value of our common stock. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of October 30, 2023, we had approximately 219 holders of record of our common stock. This does not include beneficial owners holding common stock in street name.

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

Recent Sales of Unregistered Securities

July 2023 Private Placement

On July 3, 2023 we entered into a Note Purchase Agreement, or the Note Purchase Agreement, with certain accredited investors, or Lenders, pursuant to which we issued the Lenders convertible promissory notes, or the Notes, and collectively with the Note Purchase Agreement, the Notes Documents, with an aggregate principal balance of $1,015,000, or the Private Placement Note Financing. Pursuant to the Notes Documents, the interest to the Lenders shall compound annually at the rate of 7.55%. The Maturity Date (as defined in the Notes) of the Notes is the third-year anniversary of the date of issuance, or such earlier date as the Notes provide. The Notes Documents provided for subsequent closings for an aggregate offering size of $1.8 million. On October 20, 2023 we issued an additional Note pursuant to the Note Purchase Agreement in a subsequent closing with an aggregate principal of $785,000.

July 2022 Private Placement

On July 15, 2022, we completed a closing, or the Closing, of a private placement financing, or the Private Placement Financing, to accredited investors, or the Investors. We raised $3.5 million in the Closing and issued an aggregate of 23,333,332 shares, or the Private Placement Shares, of our common stock at a purchase price of $0.15 per share. The Private Placement Shares issued in the Private Placement Financing were issued pursuant to a Securities Purchase Agreement, or the Securities Purchase Agreement, entered into with the Investors.

The securities in the transactions described above, including the Notes, were issued and sold in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated under the Securities Act. Each of the persons acquiring the foregoing securities was an accredited investor (as defined in Rule 501(a) of Regulation D) and confirmed the foregoing and acknowledged, in writing, that the securities must be acquired and held for investment. No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith. The proceeds from these sales were used for general corporate purposes.

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

Overview

We are focused on developing and commercializing proprietary antimicrobial products that provide safe and cost-effective solutions to the health and environmental challenges of pathogen and hygienic control. Our technology platform is based on patented stabilized ionic silver, and our initial products contain silver dihydrogen citrate, or SDC. SDC is a broad-spectrum, non-toxic antimicrobial agent, which offers residual protection and formulates well with other compounds. As a platform technology, we believe SDC is distinguished from existing products in the marketplace because of its superior efficacy, reduced toxicity, non-causticity and the inability of bacteria to form a resistance to it.

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

Other Income (Expense)

We record interest income, interest expense, as well as other non-operating transactions, as other income (expense) in our consolidated statements of operations.

Results of Operations – Comparison of the Years Ended July 31, 2023 and 2022

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our results of operations will be affected for the foreseeable future by several factors that may contribute to these periodic fluctuations, including fluctuations in the buying patterns of our current or potential customers for which we have no visibility, the mix of product sales including a change in the percentage of higher or lower margin formulations and packaging configurations of our products, the cost of product sales including component costs, our inability for any reason to be able to meet demand, the achievement and timing of research and development and regulatory milestones, unforeseen changes in expenses, including non-cash expenses such as the fair value of equity awards granted, the calculation of which includes several variable assumptions, and unforeseen manufacturing or supply issues, among other issues. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a reliable indication of our future performance. As of the date of this filing, we are not aware of any trends in these factors or events or conditions that we believe are reasonably likely to impact our results of operations in the future.

Net Product Sales

Net product sales were $1,871,000 and $1,813,000 for the fiscal years ended July 31, 2023 and 2022, respectively. The increase of $58,000 was attributable to increased sales across our end-user network servicing the food processing industry. Our top three customers accounted for $727,000 of net product sales for the fiscal year ended July 31, 2023.

For the year ended July 31, 2023, one customer accounted for 24% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. There were no foreign sales during the fiscal year ended July 31, 2023.

For the year ended July 31, 2022, three individual customers accounted for 14%, 13% and 10% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. There were no foreign sales during the fiscal year ended July 31, 2022.

During the fiscal years ended July 31, 2023 and 2022, we recognized $6,000 and $40,000 in royalties from a non-exclusive third-party distributor, respectively.

Cost of Goods Sold

Cost of goods sold was $906,000 and $853,000 for the years ended July 31, 2023 and 2022, respectively. The increase of $53,000 was primarily attributable to increased product sales.

Gross margin, as a percentage of net product sales, was 52% and 53% for the years ended July 31, 2023 and 2022, respectively. The decrease in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the fiscal year ended July 31, 2022 as compared with the current year.

Selling, General and Administrative Expense

Selling, general and administrative expense was $4,302,000 and $4,051,000 for the years ended July 31, 2023 and 2022, respectively. The increase of $251,000 was primarily attributable to increased personnel costs and travel expense. These increases were offset by decreased professional service and board of director fees.

Share-based compensation expense included in selling, general and administrative expense, was $324,000 and $567,000 for the fiscal years ended July 31, 2023 and 2022, respectively. The decrease of $243,000 is primarily due to the prior year vesting of stock options and restricted stock units granted to employees, directors and consultants supporting our selling, general and administrative functions.

Research and Development Expense

Research and development expense was $297,000 and $319,000 for the years ended July 31, 2023 and 2022, respectively. The decrease of $22,000 was primarily attributable to decreased third-party testing and research supporting our EPA and FDA efforts.

Impairment of fixed assets

As of July 31, 2023, management performed its annual impairment test and determined that its forecasted operations could no longer support $237,000 of manufacturing equipment previously capitalized as fixed assets, and as such an impairment was recognized. In addition, we wrote down $78,000 of construction in progress due to the termination of the Company’s lease at its primary facility in Rancho Cucamonga, California. During the year ended July 31, 2022, we wrote down $55,000 of fixed assets destroyed by fire at a third-party location.

Impairment of intangibles

As of July 31, 2022, management performed its annual impairment test and determined that its forecasted operations could no longer support the $299,000 carrying value of the patents, and as such all amounts were impaired. There were no intangible impairments during the fiscal year ended July 31, 2023.

Other Income (Expense)

In April 2021, we were funded $239,000 under the Paycheck Protection Program or the PPP through California Bank and Trust. The PPP was established pursuant to the Coronavirus Aid, Relief and Economic Security Act or the CARES Act, and is administered by the U.S. Small Business Administration. During the fiscal year ended July 31, 2022, we received loan forgiveness under the provisions of the CARES Act for the entire $239,000 loan provided to us under the PPP. This amount was recorded as a gain on extinguishment of indebtedness on the Condensed Consolidated Statement of Operations during the fiscal year ended July 31, 2022.

Liquidity and Capital Resources

As of July 31, 2023, we had $1,170,000 in cash and cash equivalents compared with $3,466,000 in cash and cash equivalents as of July 31, 2022. The net decrease in cash and cash equivalents was primarily attributable to the use of cash to fund our operations and investments in property, plant and equipment. Additionally, as of July 31, 2023, we had $1,553,000 of total liabilities, including $422,000 in accounts payable, compared with $575,000 of total liabilities, including $488,000 in accounts payable as of July 31, 2022. The net increase in total liabilities was due to the note payable financing that occurred in July 2023.

We have a history of recurring losses, and as of July 31, 2023 we have incurred a cumulative net loss of $133,245,000. During the fiscal year ended July 31, 2023, we recorded a net loss of $3,961,000 on recorded net revenue of $1,877,000. In addition, during the year ended July 31, 2023 we used $3,311,000 in operating and investing activities resulting in a cash balance of $1,095,000 as of July 31, 2023. Our history of recurring operating losses, and negative cash flows from operating activities give rise to substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

July 2023 Private Placement

On July 3, 2023 we entered into a Note Purchase Agreement, or the Note Purchase Agreement, with certain accredited investors, or Lenders, pursuant to which we issued the Lenders convertible promissory notes, or the Notes, and collectively with the Note Purchase Agreement, the Notes Documents, with an aggregate principal balance of $1,015,000, or the Private Placement Note Financing. Pursuant to the Notes Documents, the interest to the Lenders shall compound annually at the rate of 7.55%. The Maturity Date (as defined in the Notes) of the Notes is the third-year anniversary of the date of issuance, or such earlier date as the Notes provide. The Notes Documents provided for subsequent closings for an aggregate offering size of $1.8 million. On October 20, 2023 we issued an additional Note pursuant to the Note Purchase Agreement in a subsequent closing with an aggregate principal of $785,000.

All or any portion of the principal amount of the Note, plus accrued and unpaid interest, is convertible at any time, in whole or in part, at a Lender’s or our option, into shares of our common stock at a conversion price equal to the 30-day volume-weighted average price of our common stock as reported on the market or exchange on which our common stock is listed or quoted for trading, or VWAP, on the date of conversion on the last trading day prior to the date of conversion, provided that such conversion price is at least $0.15 per share and less than or equal to $0.23 per share, subject to certain customary adjustments. Additionally, at any time the holders of a majority of the outstanding principal balance under the Notes may elect specified in writing to convert all of the Notes at a conversion price equal to the VWAP, provided that the conversion price is equal to at least $0.15 per share, subject to certain customary adjustments.

Further, in the event of certain corporate transactions, all outstanding principal and unpaid accrued interest due on such Notes shall be automatically converted into conversion shares on the trading day immediately prior to the closing date of such corporate transaction. The number of shares to be issued upon such conversion shall be based on the VWAP on the last trading day prior to the public announcement of the execution of the definitive documents with respect to such transaction.

The Notes Documents provide for certain events of default that are typical for a transaction of this type, including, among other things, default in the payment of principal or interest for more than 30 days, our making an assignment for the benefit of creditors, within 15 days after the commencement of bankruptcy proceedings against us, or breach of certain covenants.

July 2022 Private Placement

On July 15, 2022, we completed a closing, or the Closing, of a private placement financing, or the Private Placement Financing, to accredited investors, or the Investors. We raised approximately $3.5 million in the Closing and issued an aggregate of 23,333,332 shares, or the Private Placement Shares, of our common stock at a purchase price of $0.15 per share. The Private Placement Shares issued in the Private Placement Financing were issued pursuant to a Securities Purchase Agreement, or the Securities Purchase Agreement, entered into with the Investors. Our net proceeds from the Closing, after deducting fees and other offering expenses, were approximately $3.5 million.

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

Our technology platform is based on patented stabilized ionic silver, and our initial products contain silver dihydrogen citrate, or SDC. SDC is a broad-spectrum, non-toxic antimicrobial agent, which offers residual protection and formulates well with other compounds. We sell various configurations and dilutions of SDC direct to customers and through distributors. We currently offer PURE® Hard Surface as a food contact surface sanitizer and disinfectant to restaurant chains, food processors and food transportation companies. We also offer PURE Control® as a direct food contact processing aid.

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

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. As of July 31, 2023, management performed its annual impairment test and determined that its forecasted operations could no longer support $237,000 of manufacturing equipment previously capitalized as fixed assets, and as such an impairment was recognized. In addition, we wrote down $78,000 of construction in progress due to the termination of the Company’s lease at its primary facility in Rancho Cucamonga, California. As of July 31, 2022, management performed its annual impairment test and determined that its forecasted operations could no longer support the $299,000 carrying value of the patents, and as such all amounts were impaired. There were no patent impairments during the fiscal year ended July 31, 2023.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of our Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2023.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information Regarding Our Board of Directors

Pursuant to our Bylaws, the number of directors is fixed and may be increased or decreased from time to time by resolution of our Board. The Board has fixed the number of directors at six members.

Information with respect to our directors as of October 30, 2023 is shown below.

Name	Age	Director Since	Position(s) Held
Robert Bartlett	78	2023	President, Director, Chief Executive Officer
Tom Y. Lee, CPA	74	2014	Director
Ivan Chen	41	2018	Director
Tom Myers	71	2021	Director
Bernard Blotner	73	2023	Director
David M. Rendall	49	2021	Director

Robert Bartlett joined our Board in February 2023 and, in March of 2023 was appointed as our President and Chief Executive Officer. Mr. Bartlett retired in 2006 as Chairman of the Board of Advanced Marketing Services, a major distributor of books and media to warehouse clubs worldwide. Since 1995, he has been the founder and was managing director of Combined Resources International, a manufacturer and distributor of picture frames, cork erase boards, and children’s furniture to warehouse clubs in the United States and Canada. From October of 1993 to June 1995, he served as Vice President, Divisional Manager at Anderson Chamberlain, Inc., an in-house general merchandise and food broker for Costco’s warehouse clubs worldwide. From September 1990 to December 1993, he served as Senior Vice President, Operations, Merchandising, Traffic and Distribution with Source Club, Inc., a division of Meijer Stores. From December 1989 to December 1990, he served as Executive Vice President Merchandising, Operations, Traffic and Distribution with The Wholesale Club, Inc. until it was sold to Walmart in 1990. Prior to that, from November 1981 to September 1989, he was promoted to the position of Executive Vice President, Merchandising, Traffic and Distribution at The Price Company, Inc., the first membership warehouse club, which started in San Diego, CA, and later merged with Costco. He served in the United States Army after being drafted in December of 1965, schooled as artillery surveyor/training NCO for an Artillery Battalion, were he was attached to the 7th Army in Europe where he was honorably discharged at the rank of Sergeant E-5 in 1967. After discharge he attended Junior College under the GI Bill.

We believe Mr. Bartlett’s qualifications to serve as a director on our Board include his vast executive experience and expertise in merchandising and distribution to large retail stores and club warehouses and the insight he has into large retail sales and marketing.

Tom Y. Lee, CPA was appointed to our Board in October 2014 and, in 2019 was appointed as our President and Chief Executive Officer until his resignation in March of 2023. Mr. Lee has served as the President of MicroTube, Inc. as well. Mr. Lee was formerly audit committee chairman at First Continental Bank (which merged with United Commercial Bank in 2003). Mr. Lee has been an active CPA since 1983 and earned a Master’s Degree in Accounting from California State University, Long Beach and a Bachelor’s Degree in Business Administration from TamKang University in Taipei, Taiwan.

We believe Mr. Lee’s qualifications to serve as a director on our Board include his accounting background and expertise as a CPA. The Board also considered Mr. Lee’s commitment to the Company and its technology platform based on his investments in the Company’s stock.

Ivan Chen joined our Board in June 2018 and has served as Chairman of the Board since August 2021. Mr. Chen brings extensive experience in the healthcare, life sciences and technology industries, with expertise in areas including licensing, joint ventures, mergers & acquisitions, securities and corporate governance. He currently serves as Vice President, General Counsel and Corporate Secretary at Imagen Dental Partners, LLC, or Imagen, a dental partnership organization that provides non-clinical support services to dental practices across the United States. In this role, he oversees all legal, compliance, government relations, insurance/risk and patient relations matters at Imagen. Before joining Imagen, he was Director, Senior Corporate Counsel at Pacific Dental Services, LLC, or PDS, one of the largest dental support organizations in the United States, where he focused on acquisitions, dispositions, commercial contracts and healthcare compliance. Mr. Chen also served as the principal legal counsel to the Pacific Dental Services Foundation, a nonprofit organization providing oral healthcare to underserved communities worldwide. At PDS, he received numerous organization-wide awards for outstanding performance. Prior to joining PDS, he was Director, Global M&A Counsel at eBay Inc., a publicly-traded e-commerce platform. In this position, he led the negotiation and execution of numerous U.S. and cross-border acquisitions. Earlier in his career, he was an associate at Morrison & Foerster LLP and at Skadden, Arps, Slate, Meagher & Flom LLP, both large international law firms. In these roles, he focused on transactional, securities and corporate governance matters.

In addition to serving on the Board of our company, Mr. Chen is also on the Board of AiTmed Incorporated, a privately-held, early-stage telehealth platform.

Mr. Chen earned a J.D. from Harvard Law School, a master’s degree from the University of Cambridge, and a bachelor’s degree from Northwestern University. He is admitted to the bar in California and New York and is a registered in-house counsel in Arizona.

We believe Mr. Chen’s qualifications to serve as a director on our Board include his executive leadership experience as an attorney and entrepreneur, as well as his educational background.

Tom Myers joined our Board in January 2021. He also serves as our Executive Vice President of Technology & Development. Prior to serving as our Executive Vice President of Technology & Development, he was our Chief Operating Officer and our Executive Vice President, Technical Support Services. In his various roles, he led the implementation and application of our SDC technology in customer facilities through problem identification and solution development, custom protocol development and training. Mr. Myers has over 40 years of food industry experience focusing on operations management, quality control and assurance, research and development, product and process development, plant design and construction, food safety and regulatory compliance. Prior to joining our company, Mr. Myers served as the President and Principal of Idaho Milk Products, where he built a $105 million green field dairy proteins plant and launched a worldwide business with revenues in excess of $200 million annually. Mr. Myers also has held executive management roles at Weider Nutrition International, Puritan Quartz Pharmaceuticals, FruitSource Associates and FruitSource Confections, Nancy’s Specialty Foods, Izaki Glico and Berkshire Hathaway Corporation (See’s Candies and See’s Candy Shops). Mr. Myers holds a Bachelor of Science degree from California State University, Long Beach.

We believe Mr. Myers’s qualifications to serve as a director on our Board include his executive leadership experience as the Company’s Chief Operating Officer and his experience in building and growing the Company’s technology.

Bernard Blotner joined our Board in February 2023. Mr. Blotner retired in April 2020 as Senior Vice President and Corporate Client Group Director with Morgan Stanley Wealth Management. He was associated with Morgan Stanley since 1983, having joined the firm originally with E.F. Hutton & Company. Beginning in 1988, Mr. Blotner and his team focused on serving the investment needs of high net worth individuals and corporations, specifically in relation to stock option plans, stock purchase plans, restricted stock plans, control and restricted securities, and Rule 144 transactions. The team’s assets under management was over $750 million, and plans ranged from small, local companies to multinational Fortune 500 companies. He was a member of the National Association of Stock Plan Professionals, or NASPP, and his licenses included FINRA Series 7, Series 65, Series 63 and Series 3. Mr. Blotner was named to the list of Forbes Best-In-State Wealth Advisors (2020). He graduated cum laude from Boston College with a Bachelor of Arts degree and received his Master of Arts degree from San Diego State University. Mr. Blotner has served on the Boards of Directors of several not for profit organizations. Prior to joining Morgan Stanley, he was the Program Director of the Jewish Community Center in San Diego.

We believe Mr. Blotner’s qualifications to serve as a director on our Board include his considerable experience in wealth management and asset management and valuable knowledge of the financial markets.

David M. Rendall joined our Board in January 2021. Mr. Rendall is an attorney and licensed real estate broker in the state of California. Mr. Rendall has been the broker and owner of RE/MAX of Santa Clarita, RE/MAX of Valencia, and RE/MAX Gateway since February 2014. Mr. Rendall manages approximately 175 agents and has annual gross sales volume of over $1 billion. He is the owner of Group One Investments, Inc., a licensed real estate property management and real estate investment firm specializing in commercial management, Value Add commercial real estate investments, real estate syndication and development. He currently sits on the Santa Clarita Valley Economic Development Corporation board and is the Chief Executive Officer of Escrow Advantage, Inc., an independent escrow company. Mr. Rendall also is the general partner, owner, president, managing member, and/or member of multiple businesses and real estate partnerships. In addition to his real estate companies, he is the Principal and Partner of Group One Legal, PC. Mr. Rendall has been practicing real estate since 2001 and law since 2003, when he was admitted to the state bar of California. Mr. Rendall earned a J.D. from Loyola Law School and a bachelor’s degree in Political Science and Sociology from University of California, Los Angeles. He was also an adjunct professor at College of the Canyons, where he taught Real Estate Principles, Real Estate Practices, and Legal Aspects of Real Estate.

We believe Mr. Rendall’s qualifications to serve as a director on our Board include his substantial managerial and that his business expertise and insight into specific areas of sales and marketing can provide leadership to the Company through various stages of potential development and growth. In addition, the Board values his legal expertise.

Information Regarding Our Executive Officers

Information with respect to our executive officers as of October 30, 2023 is shown below. Since Robert Bartlett and Tom Myers also serve on the Board, their biographies are set forth under “Information Regarding the Board of Directors” above.

Name	Age	Position(s) Held	Position(s) Held Since
Robert Bartlett	78	Chief Executive Officer	2023
Mark Elliott	48	Vice President, Finance	2015
Tom Myers	71	Executive Vice President of Technology & Development	2023

Mark Elliott was appointed as our Vice President Finance and Principal Financial and Accounting Officer in July 2015. Mr. Elliott joined the Company in 2004 as accounting manager and has been responsible for managing all accounting and regulatory reporting activities since he was promoted to Controller in May 2006. He has also been responsible for establishing all current financial and reporting systems. Prior to joining the Company, Mr. Elliott worked in government accounting. He earned a Bachelor of Science, Business Administration-Accountancy at California State University-San Marcos.

Family Relationships

Mr. Ivan Chen is the nephew of Mr. Tom Y. Lee. There are no other family relationships between any current director executive officer, or any director or executive officer during the fiscal year ended July 31, 2023.

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

Director Independence

We are not currently listed on any national securities exchange or in an inter-dealer quotation system that has established a standard for independence. However, in evaluating the independence of our members and the composition of the committees of our Board, our Board utilizes the definition of “independence” as that term is defined by applicable listing standards of the NYSE MKT. As of the date hereof, our Board consists of six members, three of whom are considered independent as that term is defined by applicable listing standards of the NYSE MKT. Our independent directors include: Messrs. Chen, Blotner and Rendall.

Board and Committee Attendance

During the fiscal year ended July 31, 2023, the Board met six times and it took action by unanimous written consent three times. During the fiscal year ended July 31, 2023, our Audit Committee met four times. Four of the directors attended 100% of the meetings of the Board, one director attended 90% and one director attended 70%.

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

Board Committees

Compensation Committee. The Compensation Committee of the Board currently consists of Messrs. Chen (Chair), Blotner and Rendall. The functions of the Compensation Committee include the approval of the compensation offered to our executive officers and recommending to the full Board the compensation to be offered to our directors, including our Chairman. The Board has determined that Messrs. Chen, Blotner and Rendall are each an “independent director” under the listing standards of the NYSE MKT. In addition, the members of the Compensation Committee qualify as a “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act and as an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee is governed by a written charter approved by the Board, a copy of which is available on our website at www.purebio.com.

Audit Committee. The Audit Committee of the Board, currently consists of Messrs. Chen (Chair), Blotner and Rendall. The functions of the Audit Committee include the retention of our independent registered public accounting firm, reviewing and approving the planned scope, proposed fee arrangements and results of the Company’s annual audit, reviewing the adequacy of the Company’s accounting and financial controls and reviewing the independence of the Company’s independent registered public accounting firm. The Board has determined that Messrs. Chen, Blotner and Rendall are each an “independent director” under the listing standards of the NYSE MKT. The Board has also determined that Messrs. Chen, Blotner and Rendall are each an “audit committee financial expert” within the applicable definition of the SEC. The Audit Committee is governed by a written charter approved by the Board, a copy of which is available on our website at www.purebio.com.

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

Board Leadership Structure

Our Bylaws provide our Board with flexibility to combine or separate the positions of Chairman of the Board and Chief Executive Officer in accordance with its determination that utilizing one or the other structure would be in the best interests of our company. At the current time, Mr. Chen serves as our Chairman of the Board, and Mr. Bartlett serves as our Chief Executive Officer. Our Board believes our leadership structure enhances the accountability of our Chief Executive Officer to the Board and encourages balanced decision making. In addition, the Board believes that this structure provides an environment in which its independent directors are fully informed, have significant input into the content of Board meetings and are able to provide objective and thoughtful oversight of management. Our Board also separated the roles in recognition of the differences in responsibilities. While our Chief Executive Officer is responsible for the day-to-day leadership of the Company and its business operations, the Chairman of the Board provides guidance to the Board, sets the agenda for Board meetings and presides over the meetings of the full Board and the meetings of the Board’s non-management directors. The Board Chairman also provides performance feedback on behalf of the Board to our Chief Executive Officer. The Board intends to carefully evaluate from time to time whether our Chief Executive Officer and Chairman positions should remain separate based on what the Board believes is best for the Company and its stockholders.

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

Stockholder Recommendations for Director Nominees

In nominating candidates for election as a director, the Board will consider a reasonable number of candidates recommended by a single stockholder who has held over 20% of PURE Bioscience common stock for over one year and who satisfies the notice, information and consent provisions set forth in our Bylaws and Corporate Governance Guidelines. Stockholders who wish to recommend a candidate may do so by writing to the Board in care of the Corporate Secretary, PURE Bioscience, Inc., 771 Jamacha Road, #512, El Cajon, California 92019. The Board will use the same evaluation process for director nominees recommended by stockholders as it uses for other director nominees. A printed copy of our Bylaws may be obtained by any stockholder upon request to our Corporate Secretary.

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

Our Board regularly assesses the appropriate size of our Board, and whether any vacancies on our Board are expected due to retirement or otherwise. In the event that vacancies are anticipated, or otherwise arise, the Board will consider various potential candidates who may come to the attention of the Board through current Board members, professional search firms, stockholders or other persons. Each candidate brought to the attention of the Board, regardless of who recommended such candidate, is considered on the basis of the criteria set forth in our corporate governance guidelines. As stated above, our Board will consider candidates proposed for nomination by our significant stockholders. Stockholders may propose candidates by submitting the names and supporting information to: Corporate Secretary, PURE Bioscience, Inc., 771 Jamacha Road, #512, El Cajon, California 92019. Supporting information should include (a) the name and address of the candidate and the proposing stockholder, (b) a comprehensive biography of the candidate and an explanation of why the candidate is qualified to serve as a director taking into account the criteria identified in our corporate governance guidelines, (c) proof of ownership, the class and number of shares, and the length of time that the shares of our voting securities have been beneficially owned by each of the candidate and the proposing stockholder, and (d) a letter signed by the candidate stating his or her willingness to serve, if elected.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth a summary of cash and non-cash compensation awarded, earned or paid for services rendered to us during the fiscal years ended July 31, 2023 and July 31, 2022 by our named executive officers, consisting of (i) each individual serving as principal executive officer during the fiscal year ended July 31, 2023 and (ii) our other two most highly compensated officers serving during the fiscal year ended July 31, 2023.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus		Option Awards ($)(2)		All Other Compensation ($)(3)	Total Compensation ($)
Robert Bartlett	2023	$109,000	$17,500	(4)	$—		$3,300	$129,800
Chief Executive Officer	2022	$—	—		$—		$—	$—
Mark Elliott	2023	$180,000	—		$15,000	(5)	$—	$195,000
Vice President Finance	2022	$180,000	—		$—		$—	$180,000
Tom Myers	2023	$200,000	—		$37,000	(6)	$—	$237,000
Executive Vice President of Technology & Development	2022	$200,000	—		$—		$—	$200,000
Tom Y. Lee	2023	$—	—		$48,000	(7)	$44,000	$92,000
Chief Executive Officer	2022	$—	—		$—		$74,000	$74,000

(1)	Amounts reflect salary earned during the respective fiscal years.

(2)	Amounts for the years ended July 31, 2023 and 2022 reflect the grant date fair value for financial statement reporting purposes with respect to stock options granted during the respective fiscal years, calculated in accordance with authoritative guidance.

(3)	Represents $3,300 in Board fees for Mr. Bartlett’s service prior to his appointment as Chief Executive Officer. Represents $30,000 in Board fees and $14,000 for medical insurance payments reimbursed to Mr. Lee during the fiscal year ended July 31, 2023. Represents $60,000 in Board fees and $14,000 for medical insurance payments reimbursed to Mr. Lee during the fiscal year ended July 31, 2022.

(4)	Represents a sign-on bonus paid to Mr. Bartlett upon his appointment as Chief Executive Officer.

(5)	Represents an award consisting of options to purchase 100,000 shares of common stock.

(6)	Represents two awards consisting of options to purchase 250,000 shares of common stock.

(7)	Represents two awards consisting of options to purchase 325,000 shares of common stock.

(7)	Mr. Lee resigned as Chief Executive Officer and President of the Company in March 2023.

Narrative to Summary Compensation Table

The compensation program established for the Company’s executive officers consisted of the following elements:

Base Salary: The base salaries of our named executive officers depend on their job responsibilities, the market rate of compensation paid by companies in our industry for similar positions, our financial position and performance, and the strength of our business. Base salaries provide a fixed means of compensation in order to attract and retain talent. Mr. Lee received no base salary as Chief Executive Officer prior to his resignation in March 2023. The base salary for Mr. Bartlett was voluntary reduced from $300,000 per year to $200,000 per year during the fiscal year ended July 31, 2023. Mr. Elliott’s base salary was $180,000 per year during the fiscal year ended July 31, 2023. The base salary for Mr. Myers was $200,000 per year during the fiscal year ended July 31, 2023.

Performance-Based Cash Awards: As part of the Company’s executive compensation program, our executive officers are eligible to receive performance-based cash awards. The annual performance-based cash awards are based on the executive officer’s individual performance and the Company’s actual performance compared to the corporate goals approved by the Board and the Compensation Committee. Following the end of each fiscal year, the Board and the Compensation Committee is responsible for determining the bonus amount payable to an executive officer based on that executive officer’s individual performance during the fiscal year and its determination of the Company’s actual performance compared to the corporate goals established for that fiscal year. Due to the Company’s limited financial resources and performance, our named executive officers did not receive any performance-based cash bonuses for the years ended July 31, 2023 and 2022.

Long-Term Equity Awards: Equity ownership by our executive officers and key employees encourages them to create long-term value and aligns their interests with those of our stockholders. As a result, our executive compensation program provides for the issuance of stock options and restricted stock units, or RSUs, as determined by the Compensation Committee and our Board.

Outstanding Equity Awards at Year-End

The following table provides a summary of all equity awards held by our named executive officers that were outstanding as of July 31, 2023. Mr. Bartlett did not receive any equity grants during the fiscal year ended July 31, 2023.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Tom Y. Lee (1)	150,000	50,000	$0.20	9/30/2032	(2)
	62,500	62,500	$0.20	9/30/2023	(2)
	150,000	—	$0.45	6/18/2031	(3)
	200,000	—	$0.45	6/18/2031	(3)
	350,000	—	$0.79	5/15/2030	(4)
	200,000	—	$0.33	1/29/2030	(4)
	150,000		$0.29	10/1/2029	(4)
	200,000	—	$1.19	6/22/2027	(5)
Mark Elliott	75,000	25,000	$0.20	9/30/2032	(6)
	100,000	—	$0.45	6 /18/2031	(7)
	150,000	—	$0.33	1 /29/2030	(8)
	150,000	—	$0.79	5 /15/2030	(8)
Tom Myers	93,750	31,250	$0.20	9/30/2032	(9)
	62,500	62,500	$0.20	9/30/2023	(9)
	125,000	—	$0.45	6 /18/2031	(10)
	125,000	—	$0.33	1 /29/2030	(11)
	125,000	—	$0.79	5 /15/2030	(11)

(1)	Mr. Lee resigned as Chief Executive Officer and President of the Company in March 2023.

(2)	During the year ended July 31, 2023, we granted Mr. Lee awards consisting of an option to purchase 325,000 shares of common stock. 200,000 options vest quarterly over one year. The remaining 125,000 options vest annually over two years. All 325,000 options have a ten-year term.

(3)	During the year ended July 31, 2021, we granted Mr. Lee awards consisting of an option to purchase 350,000 shares of common stock. 200,000 options vest quarterly over one year. The remaining 150,000 options vest quarterly over two years. All 350,000 options have a ten-year term.

(4)	During the year ended July 31, 2020, we granted Mr. Lee awards consisting of an option to purchase 700,000 shares of common stock. 500,000 options vest quarterly over one year. The remaining 200,000 options vest quarterly over two years. All 700,000 options have a ten-year term.

(5)	During the year ended July 31, 2017, we granted Mr. Lee a ten-year award consisting of an option to purchase 200,000 shares of common stock. 50% of the option vested January 15, 2018 with the remaining 50% vesting on January 15, 2019.

(6)	During the year ended July 31, 2023, we granted Mr. Elliott awards consisting of an option to purchase 100,000 shares of common stock. The options have a ten-year term and vest in four quarterly installments.

(7)	During the year ended July 31, 2021, we granted Mr. Elliott awards consisting of an option to purchase 100,000 shares of common stock. The options have a ten-year term and vest in four quarterly installments.

(8)	During the year ended July 31, 2020, we granted Mr. Elliott awards consisting of an option to purchase 300,000 shares of common stock. The options have a five-year term and vest in four quarterly installments.

(9)	During the year ended July 31, 2023, we granted Mr. Myers awards consisting of an option to purchase 250,000 shares of common stock. 125,000 options vest quarterly over one year. The remaining 125,000 options vest annually over two years. All 250,000 options have a ten-year term.

(10)	During the year ended July 31, 2021, we granted Mr. Myers awards consisting of an options to purchase 125,000 shares of common stock. The options have a ten-year term and vest in four quarterly installments.

(11)	During the year ended July 31, 2020, we granted Mr. Myers awards consisting of an options to purchase 250,000 shares of common stock. The options have a five-year term and vest in four quarterly installments.

During the year ended July 31, 2023, Messrs. Lee, Myers and Elliott had 212,000, 156,250 and 75,000 option awards vest, respectively. There was no respective value on vesting.

Employment Agreements; Potential Payments Upon Termination or a Change in Control for Current Executive Officers

On March 15, 2023, we entered into an employment agreement with Robert Bartlett, or the Bartlett Employment Agreement, to serve as our Chief Executive Officer pursuant to which Mr. Bartlett was entitled to receive an annual base salary of $300,000, a one-time signing bonus of $17,500 and an option to purchase 500,000 shares of our Common Stock. During the fiscal year ended July 31, 2023, Mr. Bartlett’s salary was voluntarily reduced from $300,000 to $200,000. Mr. Bartlett’s employment is “at will” and may be terminated at any time, with or without case (as defined in the Bartlett Employment Agreement) with 30-days advance written notice.

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

Compensation of Directors

The following table sets forth compensation earned in the fiscal year ended July 31, 2023 by each of our non-employee directors who are not named executive officers.

	Fees Earned or Paid in Cash	Option Awards	Total Compensation
Name	($)	($)(1)	($)
Ivan Chen	$37,500	$22,250	$59,750
David M. Rendall	$33,250	$18,600	$51,850
Bernard Blotner	$16,100		$16,100

(1) Amounts for the year ended July 31, 2023 reflect the grant date fair value for financial statement reporting purposes with respect to stock options granted during the fiscal year, calculated in accordance with authoritative guidance.

Narrative to Director Compensation Table

Each non-employee director of the Company receives cash fees from the Company for their services as members of the Board and any committee of the Board as follows:

●	Each non-employee director receives an annual fee of $30,000 payable for such director’s service on the Board and each member of the Audit Committee and Compensation Committee receives an additional annual fee of $4,000 and $2,500, respectively, payable for such director’s service on the committee.

●	The Chair of the Audit Committee receives an additional annual fee of $10,000 for such Chair’s service and the Chair of the Compensation Committee receives an additional annual fee of $5,000 for such Chair’s service.

Annual fees are normally paid to each non-employee director in four equal installments on a quarterly basis. Any non-employee directors serving a portion of the year are entitled to receive such fees on a pro rata basis based on their length of service during the year. Mr. Bartlett received $3,300 on a pro rata basis for his service on the Board prior to his appointment as Chief Executive Officer. Mr. Myers did not receive any additional compensation for his board service.

Additionally, new members of the Board are entitled to receive stock options in an amount to be determined by the Compensation Committee or the Board.

During the fiscal year ended July 31, 2023, Messrs. Chen and Rendall received options to purchase 150,000 and 125,000 shares of common stock. The options vest fifty percent (50%) on the date of the next annual meeting and fifty percent (50%) on the date of the following year’s annual meeting. Mr. Blotner did not receive any equity awards during the fiscal year ended July 31, 2023

In the past, our Board has approved each year, generally in the first or second calendar quarter of the year, an annual option or stock grant for our non-employee directors. Any such grant is at the discretion of the Board, which considers the recommendation of our Compensation Committee. Upon the Board’s approval of any such grant, each non-employee director generally may elect whether to receive the grant as an option or stock award.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information regarding the beneficial ownership of our common stock as of October 30, 2023, or the Evaluation Date, by: (i) each of our current directors, (ii) each of our named executive officers as set forth in Item 11 of this Annual Report, (iii) all such directors and executive officers as a group and (iv) our five percent or greater stockholders. The table is based upon information supplied by our officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Applicable percentages are based on 111,856,473 shares outstanding as of the Evaluation Date, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options or warrants or settlement of restricted stock units that are either immediately exercisable or exercisable within 60 days of the Evaluation Date. These shares are deemed to be outstanding and beneficially owned by the person holding those securities for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name (1)	Number of Shares Beneficially Owned		Percent of Common Stock
Tom Y. Lee	45,475,625	(2)	40.08%
Mark Elliott	547,350	(3)	*
Tom Myers	1,381,350	(4)	1.22%
Ivan Chen	1,400,000	(5)	1.24%
David M. Rendall	564,871	(6)	*
Robert Bartlett	50,000	(7)	*
Bernard Blotner	10,000	(8)	*
All of our named executive officers and directors as a group (7 persons)	49,429,196	(9)	42.54%

*	Indicates less than one percent of the outstanding shares of the Company’s common stock.

(1)	Unless, noted below, the address for each person listed in the table is c/o PURE Bioscience, Inc., 771 Jamacha Road, #512, El Cajon, California 92019.

(2)	Consists of 1,462,500 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 44,013,125 shares of common stock held directly by Mr. Lee and his affiliates.

(3)	Consists of 475,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 72,350 shares of common stock held directly by Mr. Elliott.

(4)	Consists of 531,250 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 850,100 shares of common stock held directly by Mr. Myers.

(5)	Consists of 650,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 750,000 shares of common stock held directly by Mr. Chen.

(6)	Consists of 162,500 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 402,371 shares of common stock held directly by Mr. Rendall.

(7)	Consists of 50,000 shares of common stock held directly by Mr. Bartlett.

(8)	Consists of 10,000 shares of common stock held directly by the Blotner Family 1998 Trust.

(9)	Consists of 3,281,250 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date and 46,147,946 shares of common stock, held by all directors and executive officers as a group.

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

To the Company’s knowledge, no person who, during the fiscal year ended July 31, 2023, was a director or officer of the Company, or beneficial owner of more than ten percent of the Company’s Common Stock (which is the only class of securities of the Company registered under Section 12 of the Act), failed to file on a timely basis reports required by Section 16 of the Act during such fiscal year.

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

The following table sets forth, as of July 31, 2023, information with respect to our equity compensation plans, and with respect to certain other options and warrants.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	6,300,625	$0.44	5,722,000
Equity compensation plans not approved by stockholders	400,000	1.15	—
Total	6,700,625	$0.48	5,722,000

(1)	Includes options only and does not include restricted stock units

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as described below and other than Board or employment relationships and compensation resulting from those employment relationships, no director, executive officer, 5% stockholder or immediate family member of any of the foregoing, was a party to any transaction or series of transactions since August 1, 2021 (the beginning of the year ended July 31, 2022), or is to be a party to any currently proposed transaction or series of proposed transactions, in which (i) we were or are to be a participant, (ii) the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at fiscal year-end for the fiscal years ended July 31, 2023 and 2022, which is $32,700, and (iii) any director, executive officer, or immediate family member of any of the foregoing had or will have a direct or indirect material interest.

For information with respect to the compensation paid to our executive officers and directors, see heading “Executive Compensation” of this annual report.

On July 29, 2019, we entered into the Sublease with SwabPlus, effective July 25, 2019, pursuant to which we subleased certain office and industrial space for our corporate headquarters. The premises are located in Rancho Cucamonga, California. In December 2020, the Sublease expired but we continued to rent on a month-to-month basis. Subsequent to July 31, 2023, our month-to month lease at the Rancho Cucamonga premises was terminated and we now operate completely remote.

Tom Y. Lee, our former Chief Executive Officer, Chairman of the Board and President, serves as chairman of the board of directors and chief executive officer of SwabPlus. Mr. Lee also serves as president of Hermosa Property, Inc., the landlord of the premises subject to the Sublease. The Sublease was considered by the Company in accordance with the Company’s Related Party Transaction and Procedures Policy, and approved by the disinterested members of the Board.

Equity Transactions with our Directors and Officers

On July 3, 2023, we entered the Private Placement Note Financing pursuant to which we entered into the Purchase Agreement with certain Lenders pursuant to which we issued the Lenders Notes with an aggregate principal balance of $1,015,000. The Notes Documents provide for subsequent closings for an aggregate offering size of $1.8 million in principal balance, of which we have issued an aggregate principal of $785,000 to the Lenders since the initial closing in July 2023. Messrs. Tom Y. Lee and Ivan Chen, each members of our Board invested $1,785,000 and $15,000, respectively, in the Private Placement, through affiliates or directly. The disinterested members of the Board approved the Private Placement. On October 20, 2023 we issued an additional Note pursuant to the Note Purchase Agreement in a subsequent closing with an aggregate principal of $785,000.

On July 15, 2022, we completed a closing, or the Closing, of a private placement financing, or the Private Placement Financing, to accredited investors, or the Investors. We raised $3.5 million in the Closing and issued an aggregate of 23,333,332 shares, or the Private Placement Shares, of our common stock at a purchase price of $0.15 per share. The Private Placement Shares issued in the Private Placement Financing were issued pursuant to a Securities Purchase Agreement, or the Securities Purchase Agreement, entered into with the Investors. Mr. Tom Y. Lee, our then-serving Chief Executive Officer and current member of our Board invested $3,261,250 through his affiliates. In addition, Ivan Chen and David Rendall, both members of our Board, invested $45,000 and $48,750, respectively. The disinterested members of our Board approved the Private Placement Financing.

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

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee are or have been an officer or employee of us. During fiscal 2023, 2022 and 2021, no member of our Compensation Committee had any relationship with us requiring disclosure under Item 404 of Regulation S-K. Except as set forth above, none of our executive officers served on the compensation committee (or its equivalent) or board of directors of another entity any of whose executive officers served on our Compensation Committee or board of directors.

Board Composition

We are not currently listed on any national securities exchange or in an inter-dealer quotation system that has established a standard for independence. However, in evaluating the independence of our members and the composition of the committees of our Board of Directors, our Board utilizes the definition of “independence” as that term is defined by applicable listing standards of the NYSE MKT. As of the date of this Annual Report, our Board consists of six members, three of whom are considered independent as that term is defined by applicable listing standards of the NYSE MKT. Our independent directors include: Messrs. Chen, Blotner and Rendall.

Our directors are appointed annually, and hold office until their successors have been elected and qualified or until their earlier death, resignation, disqualification, or removal.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Weinberg & Company, P.A. for the years ended July 31, 2023 and 2022, respectively. All fees described below were approved by the Board or the Audit Committee:

	For the years ended July 31,
	2023	2022
Audit Fees	$102,000	$107,000
Audit-Related Fees	$—	$—
Tax Fees	$24,000	$17,000
All Other Fees	$—	$—
Total Fees	$126,000	$124,000

Audit Fees: For the years ended July 31, 2023 and 2022, the aggregate audit fees billed by our independent public accounting firm were for services rendered for the audit and quarterly reviews of our financial statements, including our Annual Report on Form 10-K and our periodic reports, and fees incurred related to the filings of registration statements.

Audit-Related Fees: For the years ended July 31, 2023 and 2022, there were no audit-related fees billed by our independent public accounting firm.

Tax Fees: consist of amounts billed by an affiliate of our independent auditors for services in connection with the preparation of our federal and state tax returns.

All Other Fees: For the years ended July 31, 2023 and 2022, there were no fees billed by our independent public accounting firm for other services, other than the fees described above.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	The list of financial statements filed in response to Part II, Item 8 is set forth at the end of this Annual Report.

	(2)	Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)		The following exhibits are filed as part of this Annual Report pursuant to Item 601 of Regulation S-K:

	3.1	Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012).

	3.1.1	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012).

	3.2	Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012).

	3.2.1	Amendment to the Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012).

	4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on December 7, 2016).

	4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on December 7, 2016).

	4.3 *	Description of Capital Stock

	4.4	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on July 10, 2023).

	10.1	Amended and Restated PURE Bioscience 2007 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on February 5, 2016)

	10.2 #	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013).

	10.3	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K filed with the SEC on October 24, 2013).

	10.4†	Manufacturing Supply Agreement, dated June 21, 2019, by and between Pure Bioscience Inc. and Intercon Chemical Company (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on June 26, 2019).

	10.5 #	Form of RSU Agreement between PURE Bioscience, Inc. and executive officers (incorporated by reference to Exhibit 10.32 of the Annual Report on Form 10-K filed with the SEC on October 28, 2015).

10.6 #	Form of Non-Employee Director RSU Agreement (Non-plan) (incorporated by reference to Exhibit 99.5 of the Current Report on Form 8-K filed with the SEC on June 23, 2017).

10.7 #	Form of Non-Employee Director Option Agreement (Non-plan) (incorporated by reference to Exhibit 99.6 of the Current Report on Form 8-K filed with the SEC on June 23, 2017).

10.8 #	Pure Bioscience, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 18, 2018).

10.9	Promissory Note, dated June 28, 2018, issued to Tom Y. Lee (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 2, 2018).

10.10	Form of Warrant Amendment (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on February 22, 2019).

10.11	Form of Amendment to Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on June 29, 2019).

10.12	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on October 3, 2019).

10.13	Sublease Agreement, effective July 25, 2019, by and between the Company and SwabPlus L.P. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on August 2, 2019).

10.14	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SE on July 19, 2022).

10.15	Form of Note Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 10, 2023).

10.16	Employment Agreement by and between the Registrant and Robert Bartlett, dated as of March 15, 2023.

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K, filed with the SEC on October 13, 2009)

23.1 *	Consent of Weinberg and Company, P.A.

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *	The following materials from the Company’s Annual Report on Form 10-K for the annual period ended July 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of July 31, 2023 and 2022; (ii) Consolidated Statements of Operations for the years ended July 31, 2023 and 2022; (iii) Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the years ended July 31, 2023 and 2022; and (v) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.

†	Certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed. The Company hereby undertakes to provide further information regarding such redacted information to the Commission upon request.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE BIOSCIENCE, INC.	DATE

/s/ Robert Bartlett	October 30, 2023
Robert Bartlett
President and Chief Executive Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert Bartlett and Mark Elliott, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ ROBERT BARTLETT	President, Chief Executive Officer, Director	October 30, 2023
Robert Bartlett	Principal Executive Officer

/s/ MARK ELLIOTT	Vice President, Finance	October 30, 2023
Mark Elliott	Principal Financial and Accounting Officer

/s/ IVAN CHEN	Chairman of the Board	October 30, 2023
Ivan Chen

/s/ TOM MYERS	Director	October 30, 2023
Tom Myers

/s/ DAVID RENDALL	Director	October 30, 2023
David Rendall

/s/ TOM Y. LEE	Director	October 30, 2023
Tom Y. Lee

/s/ BERNARD BLOTNER	Director	October 30, 2023
Bernard Blotner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Pure Bioscience Inc.

Rancho Cucamonga, Ca.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pure Bioscience Inc. (the “Company”) and Subsidiaries as of July 31, 2023 and 2022, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Assessment of Long-Lived Assets

Critical Audit Matter Description

The Company reviews property, plant, and equipment (“long-lived assets”) for impairment whenever events or changes in circumstances, known as triggering events, indicate that the carrying amount of a long-lived asset or asset group, may not be recoverable. Management considers various factors when determining if long-lived assets should be evaluated for impairment, including a significant adverse change in the business climate or industry conditions, a current period operating or cash flow loss combined with a history of losses, a significant adverse change in the extent or manner in which an asset is used, or a current expectation that the asset will be sold or otherwise disposed of before the end of its useful life. The carrying value of property, plant, and equipment, net as of July 31, 2023 was $221,000. During fiscal year 2023, the Company recorded impairment charges of approximately $315,000 to its long-lived assets.

We identified the identification of impairment indicators for long-lived assets as a critical audit matter because of the significant assumptions management makes when determining whether events or circumstances have occurred indicating that the carrying amounts of property, plant and equipment may not be recoverable. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate whether management appropriately identified impairment indicators.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assessment of possible indicators of impairment included the following, among others:

●	We obtained an understanding of management’s process of identifying events or circumstances that may indicate the carrying amount of long-lived assets may not be recoverable.

●	We evaluated the reasonableness of management’s cash flow forecasts by comparing the forecasts to historical performance, considering actual financial performance and management expectations for future performance.

●	We recalculated the impairment recorded based on the excess of the carrying value of long-term assets over its estimated fair value as of July 31, 2023.

●	We assessed the appropriateness of the disclosures in the financial statements.

We have served as the Company’s auditor since 2019.

/s/ Weinberg and Company, P.A

Los Angeles, California
October 30, 2023

PURE Bioscience, Inc.

Consolidated Balance Sheets

	July 31, 2023	July 31, 2022
Assets
Current assets
Cash and cash equivalents	$1,095,000	$3,391,000
Accounts receivable	285,000	201,000
Inventories, net	88,000	179,000
Restricted cash	75,000	75,000
Prepaid expenses	61,000	18,000
Total current assets	1,604,000	3,864,000
Property, plant and equipment, net	221,000	620,000
Total assets	$1,825,000	$4,484,000
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$422,000	$488,000
Accrued liabilities	110,000	87,000
Total current liabilities	532,000	575,000
Long-term liabilities
Note payable to related parties	1,021,000	—
Total long-term liabilities	1,021,000	—
Total liabilities	1,553,000	575,000
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 111,856,473 shares issued and outstanding at July 31, 2023, and 111,356,473 shares issued and outstanding at July 31, 2022	1,119,000	1,114,000
Additional paid-in capital	132,398,000	132,079,000
Accumulated deficit	(133,245,000)	(129,284,000)
Total stockholders’ equity	272,000	3,909,000
Total liabilities and stockholders’ equity	$1,825,000	$4,484,000

See accompanying notes.

PURE Bioscience, Inc.

Consolidated Statements of Operations

	Year ended
	July 31,
	2023	2022
Net product sales	$1,871,000	$1,813,000
Royalty revenue	6,000	40,000
Total revenue	1,877,000	1,853,000
Cost of goods sold	906,000	853,000
Gross Profit	971,000	1,000,000
Operating costs and expenses
Selling, general and administrative	4,302,000	4,051,000
Research and development	297,000	319,000
Impairment of fixed assets	315,000	55,000
Impairment of intangibles	—	299,000
Total operating costs and expenses	4,914,000	4,724,000
Loss from operations	(3,943,000)	(3,724,000)
Other income (expense)
Interest expense, net	(14,000)	(6,000)
Other income (expense), net	(4,000)	—
Gain on extinguishment of indebtedness, net	—	239,000
Total other income (expense)	(18,000)	233,000
Net loss	$(3,961,000)	$(3,491,000)
Basic and diluted net loss per share	$(0.04)	$(0.04)
Shares used in computing basic and diluted net loss per share	111,404,418	88,835,424

See accompanying notes.

PURE Bioscience, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance July 31, 2021	87,223,141	$873,000	$128,253,000	$(125,793,000)	$3,333,000
Issuance of common stock in private placements to related parties, net	23,333,332	233,000	3,267,000		3,500,000
Share-based compensation expense - stock options	—	—	465,000	—	465,000
Share-based compensation expense - restricted stock units	—	—	102,000	—	102,000
Issuance of common stock for vested restricted stock units	800,000	8,000	(8,000)	—	—
Net loss	—	—	—	(3,491,000)	(3,491,000)
Balance July 31, 2022	111,356,473	$1,114,000	$132,079,000	$(129,284,000)	$3,909,000
Share-based compensation expense - stock options	—	—	262,000	—	262,000
Share-based compensation expense - restricted stock units	—	—	62,000	—	62,000
Issuance of common stock for vested restricted stock units	500,000	5,000	(5,000)	—	—
Net loss	—	—	—	(3,961,000)	(3,961,000)
Balance July 31, 2023	111,856,473	$1,119,000	$132,398,000	$(133,245,000)	$272,000

See accompanying notes.

PURE Bioscience, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	July 31,
	2023	2022
Operating activities
Net loss	$(3,961,000)	$(3,491,000)
Adjustments to reconcile loss to net cash used in operating activities:
Share-based compensation	324,000	567,000
Impairment of fixed assets	315,000	55,000
Depreciation and amortization	117,000	213,000
Reserve for inventory obsolescence	34,000	75,000
Impairment of intangibles	—	299,000
Gain on extinguishment of indebtedness	—	(239,000)
Changes in operating assets and liabilities:
Accounts receivable	(84,000)	167,000
Inventories	57,000	78,000
Prepaid expenses	(43,000)	14,000
Accounts payable and accrued liabilities	(43,000)	(156,000)
Interest on note payable	6,000	—
Net cash used in operating activities	(3,278,000)	(2,418,000)
Investing activities
Purchases of property, plant and equipment	(33,000)	(81,000)
Net cash used in investing activities	(33,000)	(81,000)
Financing activities
Net proceeds from note payable to related parties	1,015,000	—
Net proceeds from the sale of common stock	—	3,500,000
Net cash provided by financing activities	1,015,000	3,500,000
Net (decrease) and increase in cash, cash equivalents, and restricted cash	(2,296,000)	1,001,000
Cash, cash equivalents, and restricted cash at beginning of year	3,466,000	2,465,000
Cash, cash equivalents, and restricted cash at end of year	$1,170,000	$3,466,000

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$1,095,000	$3,391,000
Restricted cash	75,000	75,000
Total cash, cash equivalents and restricted cash	$1,170,000	$3,466,000

Supplemental disclosure of cash flow information
Cash paid for taxes	$5,000	$2,000

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

Liquidity and Going Concern

We have a history of recurring losses, and as of July 31, 2023 we have incurred a cumulative net loss of $133,245,000. During the fiscal year ended July 31, 2023, we recorded a net loss of $3,961,000 on recorded net revenue of $1,877,000. In addition, during the year ended July 31, 2023 we used $3,311,000 in operating and investing activities resulting in a cash balance of $1,095,000 as of July 31, 2023. Our history of recurring operating losses, and negative cash flows from operating activities give rise to substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

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

Our technology platform is based on patented stabilized ionic silver, and our initial products contain silver dihydrogen citrate, or SDC. SDC is a broad-spectrum, non-toxic antimicrobial agent, which offers residual protection and formulates well with other compounds. We sell various configurations and dilutions of SDC direct to customers and through distributors. We currently offer PURE® Hard Surface as a food contact surface sanitizer and disinfectant to restaurant chains, food processors and food transportation companies. We also offer PURE Control® as a direct food contact processing aid.

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

A summary of our revenue by product type for the fiscal years ended July 31, 2023 and 2022 is as follows:

	July 31,
	2023	2022
PURE Hard Surface	$1,786,000	$1,498,000
SILVÉRION	85,000	315,000
	$1,871,000	$1,813,000

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

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. We evaluate the collectability of our trade accounts receivable based on a number of factors. In circumstances where we becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our historical losses and an overall assessment of past due trade accounts receivable outstanding. Management determined no allowance for doubtful accounts was necessary at July 31, 2023 and 2022.

Inventories

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and our ability to sell the product(s) concerned. Demand for our products can fluctuate significantly. Factors that could affect demand for our products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers. Additionally, our management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory. At July 31, 2023 and 2022, the Company determined that an additional reserve for inventory obsolescence of $34,000 and $75,000, respectively was required.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the year ended July 31, 2023, management performed its annual impairment test and determined that its forecasted operations could no longer support $237,000 of manufacturing equipment previously capitalized as fixed assets, and as such an impairment was recognized. In addition, we wrote down $78,000 of construction in progress due to the termination of the Company’s lease at its primary facility in Rancho Cucamonga, California. During the year ended July 31, 2022, we wrote down $55,000 of fixed assets destroyed by fire at a third-party location.

Patents

We have filed a number of patent applications with the United States Patent and Trademark Office and in foreign countries. Certain legal and related costs incurred in connection with pending patent applications have been capitalized. Costs related to successful patent applications in prior years were capitalized and were amortized over the lesser of the remaining useful life of the related technology or the remaining patent life, commencing on the date the patent is issued. Costs related to patent applications are expensed in the period and recorded as a component of selling, general and administrative expense.

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets, including our capitalized patent costs, by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. As of July 31, 2023, management performed its annual impairment test and determined that its forecasted operations could no longer support $237,000 of manufacturing equipment previously capitalized as fixed assets, and as such an impairment was recognized. In addition, we wrote down $78,000 of construction in progress due to the termination of the Company’s lease at its primary facility in Rancho Cucamonga, California. As of July 31, 2022, management performed its annual impairment test and determined that its forecasted operations could no longer support the $299,000 carrying value of previously capitalized patents, and as such all amounts were impaired.

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

Concentrations

Gross sales. For the year ended July 31, 2023, one individual customer accounted for 24% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S. For the year ended July 31, 2022, three individual customers accounted for 14%, 13% and 10% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

Accounts receivable. As of July 31, 2023, we had accounts receivable from two customers that comprised 28% and 17% of total accounts receivable, respectively. As of July 31, 2022, we had accounts receivable from one customer that comprised 15% of total accounts receivable and two customers that comprised 13% of total accounts receivable, respectively.

Purchases. For the fiscal year ended July 31, 2023, one vendor accounted for 19% of our purchases. For the fiscal year ended July 31, 2022, one vendor accounted for 19% of our purchases.

Accounts payable. As of July 31, 2023, one vendor accounted for 29% of the total trade accounts payable. As of July 31, 2022, one vendor accounted for 25% of the total trade accounts payable.

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

Income (Loss) Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Our diluted net loss per common share is the same as our basic net loss per common share because we incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an anti-dilutive effect. As of July 31, 2023 and 2022, stock options, shares issuable upon the conversion of debt, and shares issuable under restricted stock unit awards of 14,220,381 and 7,291,625, respectively, have been excluded from the computation of diluted shares outstanding.

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

Reclassification

For the fiscal year ended July 31, 2022, $55,000 of selling, general and administrative expense has been reclassified as impairment of fixed assets. This reclassification did not have an impact on our results of operations or financial condition for the fiscal year ended July 31, 2023 and 2022.

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

3. Balance Sheet Details

Inventories consist of the following:

	July 31,
	2023	2022
Raw materials	$11,000	$19,000
Finished goods	77,000	160,000
	$88,000	$179,000

Inventories at July 31, 2023 and 2022, are net of a reserve for inventory obsolescence of $259,000 and $225,000, respectively.

Property, plant, and equipment consist of the following:

	July 31,
	2023	2022
Computers and equipment	$1,615,000	$1,582,000
Construction in progress	—	78,000
	1,615,000	1,660,000
Less accumulated depreciation	(1,394,000)	(1,040,000)
	$221,000	$620,000

As of July 31, 2023, management performed its annual impairment test and determined that its forecasted operations could no longer support $237,000 of manufacturing equipment previously capitalized as fixed assets, and as such an impairment was recognized. In addition, we wrote down $78,000 of construction in progress due to the termination of the Company’s lease at its primary facility in Rancho Cucamonga, California.

Depreciation expense for the years ended July 31, 2023 and 2022 was $117,000 and $146,000, respectively.

4. Commitments and Contingencies

Legal

From time to time, we could become involved in disputes and various litigation matters that arise in the normal course of business. Lawsuits against us or our officers or directors by employees, former employees, stockholders, partners, customers, or others, or actions taken by regulatory authorities, could be very costly and substantially disrupt our business. Such lawsuits and actions are not uncommon, and we may not be able to resolve such disputes or actions on terms favorable to us, and there may not be sufficient capital resources available to defend such actions effectively, or at all. As of July 31, 2023, there were no material lawsuits against the Company.

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

5. Debt

Note Purchase Agreement with Related Parties

On July 3, 2023, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with certain accredited investors (“Lenders”) pursuant to which the Company issued the Lenders convertible promissory notes (the “Notes”, collectively with the Note Purchase Agreement, the “Note Documents”) with an aggregate principal balance of $1,015,000 (the “Private Placement”).The Note Documents provide for subsequent closings for an aggregate offering size of $1.8 million in principal balance. Messrs. Tom Y. Lee and Ivan Chen, each members of the Company’s Board of Directors (the “Board”) invested $1,000,000 and $15,000 respectively in the Private Placement, through affiliates or directly. The disinterested members of the Board approved the Private Placement.

The Note Documents provided that the interest to the Lender shall accrue at the rate of 7.55%, compounded annually. The Maturity Date (as defined in the Notes) of the Notes is the third-year anniversary of the date of issuance, or such earlier date as the Notes provide.

Conversion. All or any portion of the principal amount of the Note, plus accrued and unpaid interest, is convertible at any time, in whole or in part, at a Lender’s or the Company’s option, into shares of the Company’s common stock at a conversion price equal to the 30-day volume-weighted average price of the Company’s common stock as reported on the market or exchange on which the Company’s common stock is listed or quoted for trading (the “VWAP”) on the date of conversion on the last trading day prior to the date of conversion, provided that such conversion price is at least $0.15 per share and less than or equal to $0.23 per share, subject to certain customary adjustments. Additionally, at any time following July 3, 2024, the holders of a majority of the outstanding principal balance under the Notes may elect specified in writing to convert all of the Notes at a conversion price equal to the VWAP, provided that the conversion price is equal to at least $0.15 per share, subject to certain customary adjustments.

Further, in the event of certain corporate transactions, all outstanding principal and unpaid accrued interest due on such Notes shall be automatically converted into conversion shares on the trading day immediately prior to the closing date of such corporate transaction. The number of shares to be issued upon such conversion shall be based on the VWAP on the last trading day prior to the public announcement of the execution of the definitive documents with respect to such transaction.

Events of Default. The Notes Documents provide for certain events of default that are typical for a transaction of this type, including, among other things, default in the payment of principal or interest for more than 30 days, the Company’s making an assignment for the benefit of creditors, within 15 days after the commencement of bankruptcy proceedings against the Company, or breach of certain covenants described below.

Covenants. The Company will be subject to certain customary covenants regarding the current public information, reservation of adequate share reserve, and maintenance of intellectual property rights, among other customary matters.

During the year ended July 31, 2023, interest of $6,000 was added to the principal resulting in a balance owed of $1,021,000 at July 31, 2023.

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

During the fiscal year ended July 31, 2022, we applied and received loan forgiveness under the provisions of the CARES Act for the entire $239,000 loan. This amount was recorded as a gain on extinguishment of indebtedness on the Consolidated Statement of Operations during the fiscal year ended July 31, 2022.

6. Stockholders’ Equity

Preferred Stock

As of July 31, 2023, the Company’s Board of Directors is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.01 per share, in one or more series. As of July 31, 2023, and July 31, 2022, there were no shares of preferred stock issued and outstanding.

Common Stock

As of July 31, 2023, 150,000,000 shares of common stock with a par value of $0.01 per share are authorized for issuance.

Private Placement Financing from Related Parties – Fiscal Year 2022

On July 15, 2022, we completed a closing or (the “Closing”) of a private placement financing or the Private Placement Financing, to accredited investors or the Investors. We raised $3.5 million in the Closing and issued an aggregate of 23,333,332 shares (collectively, the “Shares”) of our common stock at a purchase price of $0.15 per share. The Shares issued in the Private Placement Financing were issued pursuant to a Securities Purchase Agreement or the Securities Purchase Agreement entered into with the Investors. Mr. Tom Y. Lee, President, Chief Executive Officer and a member of the Company’s Board of Directors or the Board invested $3,261,250 through his affiliates. In addition, Ivan Chen and David Rendall, both members of the Board, invested $45,000 and $48,750, respectively. The disinterested members of the Board approved the Private Placement Financing.

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

7. Share-Based Compensation

Restricted Stock Units

We issue restricted stock unit awards or RSUs, to key management and as compensation for services to consultants and others. The RSUs typically vest over a one to three-year period and carry a ten-year term. Each RSU represents the right to receive one share of common stock, issuable at the time the RSU subsequently settles, as set forth in the Restricted Stock Unit Agreement. We determine that fair value of those awards at the date of grant, and amortize those awards as an expense over the vesting period of the award. The shares earned under the grant are usually issued when the award settles at the end of the term. As of July 31, 2021, there were 1,212,500 RSU’s granted of which 1,679,167 were issuable.

During the fiscal years ended July 31, 2023 and 2022, we recognized $62,000 and $102,000 of compensation cost relating to the vesting of RSU’s, respectively. In addition, during the fiscal year ended July 31, 2023 and 2022, 166,667 and 166,666 RSU’s vested, respectively. As of July 31, 2023, there no unrecognized non-cash compensation cost related to RSUs.

During the fiscal year ended July 31, 2023 and 2022, 500,000 and 800,000 RSUs were delivered. All of the remaining 712,500 RSUs outstanding are vested and issuable as of July 31, 2023. These RSUs are issued upon settlement date which is defined as “for each Vested Unit, the earliest of (i) the ten-year anniversary of the Grant Date; (ii) sixty days after the date the Grantee’s Service ceases for any reason and such cessation constitutes a “separation from service” within the meaning of Section 409A of the Code; (iii) the date of Grantee’s death or (iv) the date of a Change in Control that constitutes a “change in control event” within the meaning of Section 409A of the Code”.

A summary of our restricted stock unit activity and related data is as follows:

	Total RSU Shares	Vested and Issuable
Outstanding at July 31, 2021	2,012,500	1,679,167
Granted	—	—
Vested	—	166,666
Delivered	(800,000)	(800,000)
Forfeited	—	—
Outstanding at July 31, 2022	1,212,500	1,045,833
Granted	—	—
Vested	—	166,667
Delivered	(500,000)	(500,000)
Forfeited	—	—
Outstanding at July 31, 2023	712,500	712,500

Stock Option Plans

2007 Equity Incentive Plan

In February 2016, we amended and restated our 2007 Equity Incentive Plan, or the 2007 Plan, to, among other changes, increase the number of shares of common stock issuable under the 2007 Plan by 4,000,000 shares and extend the term of the 2007 Plan until February 4, 2026. The 2007 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of July 31, 2023, there were approximately 971,000 shares available for issuance under the 2007 Plan.

2017 Equity Incentive Plan

In January 2021, we amended and restated our 2017 Equity Incentive Plan, or the 2017 Plan, to, among other changes, increase the number of shares of common stock issuable under the 2017 Plan by 5,000,000 shares and extend the term of the 2007 Plan until January 2031. The 2017 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of July 31, 2023, there were approximately 4,751,000 shares available for issuance under the 2017 Plan.

Stock Option Activity

During the fiscal year ended July 31, 2023, the Compensation Committee of the Board of Directors granted 1,935,000 stock options to our employees, officers, directors and consultants with a fair value of $241,000 as determined by the Black Scholes option pricing model. The vesting terms of the options vary between one and two years and carry a ten year term.

During the fiscal year ended July 31, 2022, the Compensation Committee of the Board of Directors granted 170,000 stock options to new employees. The options have a fair value of $36,000, as determined by the Black Scholes option pricing model, vest between one and three years and carry a ten-year term.

A summary of our stock option activity for the fiscal years ended July 31, 2023 and 2022 is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 31, 2021	8,644,125	$0.76	$124,000
Granted	170,000	$0.29	—
Exercised	—	$—	—
Cancelled	(2,735,000)	$1.04	—
Outstanding at July 31, 2022	6,079,125	$0.62	$—
Granted	1,935,000	$0.20	—
Exercised	—	$—	—
Cancelled	(1,313,500)	$0.69	—
Outstanding at July 31, 2023	6,700,625	$0.48	$—

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.22 to $0.50	4,725,625	7.86	$0.32	4,105,208	7.68	$0.34
$0.51 to $1.00	1,515,000	6.10	$0.76	1,515,000	6.10	$0.76
$1.01 to $1.40	460,000	3.84	$1.17	460,000	3.84	$1.17
	6,700,625	7.19	$0.48	6,080,208	6.99	$0.51

The weighted average expected term of options outstanding at July 31, 2023 was 7.39 years.

For the fiscal year ended July 31, 2023 share-based compensation expense for stock options vesting during the period was $262,000. For the fiscal year ended July 31, 2022 share-based compensation expense for stock options vesting during the period was $465,000.

At July 31, 2023, options to purchase 6,080,208 shares of common stock were exercisable. These options had a weighted-average exercise price of $0.51 and a weighted average remaining contractual term of 6.99 years. The weighted average grant date fair value for options granted during the fiscal year ended July 31, 2023 was $0.15. The total unrecognized compensation cost related to unvested stock option grants as of July 31, 2023 was approximately $45,000 and the weighted average period over which these grants are expected to vest is 0.40 years. The intrinsic value of options outstanding at July 31, 2023 was zero.

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

8. Related Party Transactions

On July 29, 2019, we entered into a Sublease Agreement or the Sublease with SwabPlus L.P. or SwabPlus, effective July 25, 2019, pursuant to which we subleased certain office and industrial space for our corporate headquarters. The premises are located in Rancho Cucamonga, California. In December 2020, the Sublease expired but we continued to rent on a month-to-month basis. Subsequent to July 31, 2023, our month-to month lease at the Rancho Cucamonga was terminated. The Company now operates 100% virtually.

Rent expense, including common area maintenance and real property taxes related to the SwabPlus lease, was $142,000 and $87,000 for the years ended July 31, 2023 and 2022, respectively. Tom Y. Lee, the Company’s Chief Executive Officer, Chairman of the Board and President, also serves as chairman of the board of directors and chief executive officer of SwabPlus. Mr. Lee also serves as president of Hermosa Property, Inc., the landlord of the premises subject to the Sublease. The Sublease was considered by the Company in accordance with the Company’s Related Party Transaction and Procedures Policy, and approved by the disinterested members of the Board.

As of July 31, 2023 and July 31, 2022, accounts payable include $103,000 and $182,000 in board fees due to officers and directors, respectively.

On July 3, 2023, we entered into the Note Purchase Agreement (see Note 5) with certain Lenders pursuant to which the Company issued the Lenders Notes, with an aggregate principal balance of $1,015,000. The Note Documents provide for subsequent closings for an aggregate offering size of $1.8 million in principal balance. Messrs. Tom Y. Lee and Ivan Chen, each members of the Company’s Board of Directors (the “Board”) invested $1,000,000 and $15,000 respectively in the Private Placement, through affiliates or directly. The disinterested members of the Board approved the Private Placement. Interest expense on the notes payable was $6,000 during the year ended July 31, 2023. On October 20, 2023 we issued an additional Note with an aggregate principal of $785,000 to Mr. Lee pursuant to the Note Purchase Agreement in a subsequent closing.

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

9. Income Taxes

We file federal and state consolidated tax returns with our subsidiaries. Our income tax provision for the years ended July 31, 2023 and 2022 was $1,650; the minimum state franchise taxes we pay regardless of income or loss.

At July 31, 2023, we had federal and state tax net operating loss carry-forwards of approximately $110.5 million and $64.5 million, respectively. Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code as well as similar state provisions. These ownership changes may limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since our formation, we have raised capital through the issuance of capital stock on several occasions (both before and after our initial public offering in 1996) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition. While we do not believe that we have experienced an ownership change, the pertinent tax rules related thereto are complex and subject to varying interpretations, and thus complete assurance cannot be provided that the taxing authorities would not take an alternative position.

Our current federal tax loss carry-forwards began expiring in the year ended July 31, 2020 and, unless previously utilized, all but $9.1 million will completely expire in the year ending July 31, 2038. The $9.1 million can be carried forward indefinitely. Our state tax loss carry-forwards began to expire in the year ending July 31, 2029, and will completely expire in the year ending July 31, 2040.

Significant components of our deferred tax assets are as follows:

	July 31,
	2023	2022
Net operating loss carry-forward	$28,200,000	$27,360,000
Stock options and warrants	2,060,000	2,160,000
Other temporary differences	70,000	(10,000)
Total deferred tax assets	30,330,000	29,510,000
Valuation allowance for deferred tax assets	(30,330,000)	(29,510,000)
Net deferred tax assets	$—	$—

A reconciliation of income taxes computed using the statutory income tax rate, compared to the effective tax rate, is as follows:

	2023	2022
Federal tax benefit at the expected statutory rate	(21)%	(21)%
State income tax, net of federal tax benefit	(7)	(7)
Other	—	—
Valuation allowance	28	28
Income tax benefit - effective rate	—%	—%

Following authoritative guidance, we recognize the tax benefit from a tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense; however we have had no accrued interest or penalties at either July 31, 2023 or July 31, 2022. We are subject to income taxes in the United States and in various states, and our historical tax years remain subject to future examination by the U.S. and state tax authorities. During the years ended July 31, 2023 and 2022, we did not record any activity related to our unrecognized tax benefits.

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

10. Subsequent Events

Note with Related Parties

On October 20, 2023 we issued a Note to Mr. Lee, a member of the Board, with an aggregate principal of $785,000 in a subsequent closing of the Private Placement. See Note 5. Debt for additional information relating to the Private Placement.

