Form 10-Q
period 2024-01-31
PURE BIOSCIENCE, INC.
filed 2024-03-18
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2024

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

As of March 18, 2024, there were 111,856,473 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PURE Bioscience, Inc.

Form 10-Q

for the Quarterly Period Ended January 31, 2024

Part I - Financial Information

Item 1. Financial Statements

PURE Bioscience, Inc.

Condensed Consolidated Balance Sheets

	January 31, 2024	July 31, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$557,000	$1,095,000
Accounts receivable	171,000	285,000
Inventories, net	74,000	88,000
Restricted cash	75,000	75,000
Prepaid expenses	62,000	61,000
Total current assets	939,000	1,604,000
Property, plant and equipment, net	147,000	221,000
Total assets	$1,086,000	$1,825,000
Liabilities and stockholders’ equity (deficiency)
Current liabilities
Accounts payable	$409,000	$422,000
Accrued liabilities	136,000	110,000
Total current liabilities	545,000	532,000
Long-term liabilities
Note payable to related parties	1,862,000	1,021,000
Total long-term liabilities	1,862,000	1,021,000
Total liabilities	2,407,000	1,553,000
Commitments and contingencies
Stockholders’ equity (deficiency)
Preferred stock, $0.01 par value: 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 111,856,473 shares issued and outstanding at January 31, 2024, and July 31, 2023	1,119,000	1,119,000
Additional paid-in capital	132,542,000	132,398,000
Accumulated deficit	(134,982,000)	(133,245,000)
Total stockholders’ equity (deficiency)	(1,321,000)	272,000
Total liabilities and stockholders’ equity (deficiency)	$1,086,000	$1,825,000

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended		Three months Ended
	January 31,		January 31,
	2024	2023	2024	2023
Net product sales	$1,043,000	$863,000	$325,000	$396,000
Royalty revenue	5,000	5,000	1,000	1,000
Total revenue	1,048,000	868,000	326,000	397,000
Cost of goods sold	429,000	414,000	149,000	200,000
Gross profit	619,000	454,000	177,000	197,000
Operating costs and expenses
Selling, general and administrative	2,138,000	2,345,000	1,065,000	1,180,000
Research and development	156,000	153,000	76,000	75,000
Total operating costs and expenses	2,294,000	2,498,000	1,141,000	1,255,000
Loss from operations	(1,675,000)	(2,044,000)	(964,000)	(1,058,000)
Other income (expense)
Other income (expense), net	—	(5,000)	—	—
Interest expense, net	(62,000)	(4,000)	(38,000)	(2,000)
Total other income (expense)	(62,000)	(9,000)	(38,000)	(2,000)
Net loss	$(1,737,000)	$(2,053,000)	$(1,002,000)	$(1,060,000)
Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.01)	$(0.01)
Shares used in computing basic and diluted net loss per share	111,856,473	111,356,473	111,856,473	111,356,473

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Deficiency)

(Unaudited)

	Six Months Ended January 31, 2024					Six Months Ended January 31, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity	Shares	Amount	Capital	Deficit	Equity

Balances at beginning of period	111,856,473	$1,119,000	$132,398,000	$(133,245,000)	$272,000	111,356,473	$1,114,000	$132,079,000	$(129,284,000)	$3,909,000
Share-based compensation expense - stock options	—	—	144,000	—	144,000	—	—	169,000	—	169,000
Share-based compensation expense - restricted stock units	—	—	—	—	—	—	—	42,000	—	42,000

Net loss	—	—	—	(1,737,000)	(1,737,000)	—	—	—	(2,053,000)	(2,053,000)

Balances at end of period (Unaudited)	111,856,473	$1,119,000	$132,542,000	$(134,982,000)	$(1,321,000)	111,356,473	$1,114,000	$132,290,000	$(131,337,000)	$2,067,000

	Three Months Ended January 31, 2024					Three Months Ended January 31, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity	Shares	Amount	Capital	Deficit	Equity

Balances at beginning of period (Unaudited)	111,856,473	$1,119,000	$132,478,000	$(133,980,000)	$(383,000)	111,356,473	$1,114,000	$132,163,000	$(130,277,000)	$3,000,000
Share-based compensation expense - stock options	—	—	64,000	—	64,000	—	—	106,000	—	106,000
Share-based compensation expense - restricted stock units	—	—	—	—	—	—	—	21,000	—	21,000

Net loss	—	—	—	(1,002,000)	(1,002,000)	—	—	—	(1,060,000)	(1,060,000)

Balances at end of period (Unaudited)	111,856,473	$1,119,000	$132,542,000	$(134,982,000)	$(1,321,000)	111,356,473	$1,114,000	$132,290,000	$(131,337,000)	$2,067,000

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	January 31,
	2024	2023
Operating activities
Net loss	$(1,737,000)	$(2,053,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	144,000	211,000
Depreciation and amortization	74,000	67,000
Gain on extinguishment of indebtedness	—	—
Changes in operating assets and liabilities:
Accounts receivable	114,000	45,000
Inventories	14,000	(21,000)
Prepaid expenses	(1,000)	(6,000)
Interest on note payable	56,000	—
Accounts payable and accrued liabilities	13,000	(112,000)
Net cash used in operating activities	(1,323,000)	(1,869,000)
Investing activities
Purchases of property, plant and equipment	—	(37,000)
Net cash used in investing activities	—	(37,000)
Financing activities
Net proceeds from note payable to related parties	785,000	—
Net cash provided by financing activities	785,000	—
Net decrease in cash, cash equivalents, and restricted cash	(538,000)	(1,906,000)
Cash, cash equivalents, and restricted cash at beginning of period	1,170,000	3,466,000
Cash, cash equivalents, and restricted cash at end of period	$632,000	$1,560,000

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$557,000	$1,485,000
Restricted cash	$75,000	$75,000
Total cash, cash equivalents and restricted cash	$632,000	$1,560,000

Supplemental disclosure of cash flow information
Cash paid for taxes	$—	5,000

See accompanying notes.

PURE Bioscience, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three and six months ended January 31, 2024 and 2023

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information pursuant to the instructions to Form 10-Q and Article 10/Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended January 31, 2024 are not necessarily indicative of the results that may be expected for other quarters or the year ending July 31, 2024. The July 31, 2023 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in our Annual Report on Form 10-K. For more complete information, these unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended July 31, 2023 included in our Annual Report on Form 10-K covering such period filed with the Securities and Exchange Commission, or SEC, on October 30, 2023.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

2. Liquidity and Going Concern

We have a history of recurring losses, and as of January 31, 2024 we have a stockholders deficiency of $1,321,000. During the six months ended January 31, 2024, we recorded a net loss of $1,737,000 on recorded net revenue of $1,048,000. In addition, during the six months ended January 31, 2024 we used $1,323,000 in operating activities resulting in a cash balance of $557,000 as of January 31, 2024. Our history of recurring operating losses, and negative cash flows from operating activities give rise to substantial doubt regarding our ability to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended July 31, 2023, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

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

A summary of our revenue by product type for the six months ended January 31, 2024 and 2023 is as follows:

	January 31,
	2024	2023
PURE Hard Surface	$1,036,000	$778,000
SILVÉRION	7,000	85,000
	$1,043,000	$863,000

A summary of our revenue by product type for the three months ended January 31, 2024 and 2023 is as follows:

	January 31,
	2024	2023
PURE Hard Surface	$325,000	$332,000
SILVÉRION	—	64,000
	$325,000	$396,000

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements, and the disclosures made in the accompanying notes to the consolidated financial statements. Actual results could differ materially from those estimates. Those estimates and assumptions include estimates for reserves of uncollectible accounts, inventory obsolescence, depreciable lives of property and equipment, realization of deferred tax assets, accruals for potential liabilities and assumptions made in valuing stock instruments issued for services.

Net Loss Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Our diluted net loss per common share is the same as our basic net loss per common share because we incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an anti-dilutive effect. As of January 31, 2024 and 2023, stock options, shares issuable upon the conversion of debt, and shares issuable under restricted stock unit awards of 21,481,458 and 9,098,125, respectively, have been excluded from the computation of diluted shares outstanding.

	January 31,
	2024	2023
Common stock options	8,355,625	7,885,625
Restricted stock units	712,500	1,212,500
Shares issuable upon the conversion of debt	12,413,333	—
Total	21,481,458	9,098,125

Inventory

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Inventories consist of the following:

	January 31, 2024	July 31, 2023
Raw materials	$18,000	$11,000
Finished goods	56,000	77,000
	$74,000	$88,000

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

Concentrations

Gross product sales. For the three months ended January 31, 2024, one customer accounted for 12% of net product sales. For the six months ended January 31, 2024, one customer accounted for 30% of our net product sales. For the three months ended January 31, 2023, two individual customers accounted for 16% and 15% of our net product sales. For the six months ended January 31, 2023, one customer accounted for 10% of our net product sales, respectively.

Accounts receivable. As of January 31, 2024, we had accounts receivable from two customers that comprised of 19% and 17% of total accounts receivable, respectively. As of January 31, 2023, we had accounts receivable from two customers that comprised 31% and 19% of total accounts receivable.

Purchases. For the three months ended January 31, 2024, one vendor accounted for 12% of our purchases. For the six months ended January 31, 2024, two vendors accounted for 16% and 12% of our purchases. For the three months ended January 31, 2023, one vendor accounted for 19% of our purchases. For the six months ended January 31, 2023, one vendor accounted for 14% of our purchases.

Accounts payable. As of January 31, 2024, our largest vendor accounted for 10% of the total accounts payable. As of January 31, 2023, our largest three vendors accounted for 22%, 10% and 10% of the total trade accounts payable, respectively.

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

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments or ASC 326. The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivable. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. As small business filer, the standard became effective for us as of August 1, 2023. The adoption of ASU 2016-13 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

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

5. Debt

Note Purchase Agreement with Related Parties

On July 3, 2023, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with certain accredited investors (“Lenders”) pursuant to which the Company issued the Lenders convertible promissory notes (the “Notes”, collectively with the Note Purchase Agreement, the “Note Documents”) with an aggregate principal balance of $1,015,000 (the “Private Placement”).The Note Documents provide for subsequent closings for an aggregate offering size of $1.8 million in principal balance. Messrs. Tom Y. Lee and Ivan Chen, each members of the Company’s Board of Directors (the “Board”) invested $1,000,000 and $15,000, as of July 31, 2023, respectively in the Private Placement, through affiliates or directly. On October 20, 2023, we issued an additional Note to Mr. Lee pursuant to the Note Purchase Agreement in a subsequent closing with an aggregate principal of $785,000. The disinterested members of the Board approved the Private Placement. As of January 31, 2024, $1,800,000 of principal was outstanding under these note agreements.

The Note Documents provided that the interest to the Lender shall accrue at the rate of 7.55% and 7.81%, compounded annually, for the July 2023 and October 2023 Note, respectively. The Maturity Date (as defined in the Notes) of the Notes is the third-year anniversary of the date of issuance, or such earlier date as the Notes provide.

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

Further, in the event of certain corporate transactions, all outstanding principal and unpaid accrued interest due on such Notes shall be automatically converted into conversion shares on the trading day immediately prior to the closing date of such corporate transaction. The number of shares to be issued upon such conversion shall be based on the VWAP on the last trading day prior to the public announcement of the execution of the definitive documents with respect to such transaction. As of January 31, 2024, the notes and accrued interest were convertible into 12,413,333 shares of common stock.

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

During the six months ended January 31, 2024, we recognized $56,000 of interest expense related to the Note, respectively. As of January 31, 2024, interest of $62,000 was added to the principal resulting in a balance owed of $1,862,000.

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

During the six months ended January 31, 2024 no compensation cost related to RSU’s was recognized, as all outstanding RSU’s were fully vested. During the six months ended January 31, 2023, we recognized $42,000 of compensation cost relating to the vesting of RSU’s.

During the six months ended January 31, 2024, no RSUs were granted, issued, or forfeited. All of the remaining 712,500 RSUs outstanding are vested and issuable as of July 31, 2023 and January 31, 2024, respectively. These RSUs are issued upon settlement date which is defined as “for each Vested Unit, the earliest of (i) the ten-year anniversary of the Grant Date; (ii) sixty days after the date the Grantee’s Service ceases for any reason and such cessation constitutes a “separation from service” within the meaning of Section 409A of the Code; (iii) the date of Grantee’s death or (iv) the date of a Change in Control that constitutes a “change in control event” within the meaning of Section 409A of the Code”.

A summary of our restricted stock unit activity and related data is as follows:

	Total RSU Shares	Vested and Issuable
Outstanding at July 31, 2023	712,500	712,500
Granted	—	—
Issued	—	—
Forfeited	—	—
Outstanding at January 31, 2024	712,500	712,500

Stock Option Plans

2007 Equity Incentive Plan

In February 2016, we amended and restated our 2007 Equity Incentive Plan, the (“2007 Plan”), to, among other changes, increase the number of shares of common stock issuable under the 2007 Plan by 4,000,000 shares and extend the term of the 2007 Plan until February 4, 2026. The 2007 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of January 31, 2024, there were approximately 1,021,000 shares available for issuance under the 2007 Plan.

2017 Equity Incentive Plan

In January 2021, we amended and restated our 2017 Equity Incentive Plan, the (“2017 Plan”), to, among other changes, increase the number of shares of common stock issuable under the 2017 Plan by 5,000,000 shares and extend the term of the 2007 Plan until January 2031. The 2017 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board of Directors. As of January 31, 2024, there were approximately 3,046,000 shares available for issuance under the 2017 Plan.

During the six months ended January 31, 2024, the Compensation Committee of the Board of Directors granted 2,000,000 stock options to our employees, officers, directors and consultants with a fair value of $197,000 as determined by the Black Scholes option pricing model. The vesting terms of the options vary between one and two years and carry a ten-year term. There were no stock options granted during the three months ended January 31, 2024 and 2023.

A summary of our stock option activity is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 31, 2023	6,700,625	$0.48	$—
Granted	2,000,000	$0.12	—
Exercised	—	$—	—
Cancelled	(345,000)	$0.29	—
Outstanding at January 31, 2024	8,355,625	$0.40	$—

The weighted-average remaining contractual term of options outstanding at January 31, 2024 was 7.4 years.

At January 31, 2024, options to purchase 7,429,792 shares of common stock were exercisable. These options had a weighted-average exercise price of $0.44 and a weighted average remaining contractual term of 7.1 years. The total unrecognized compensation cost related to unvested stock option grants as of January 31, 2024 was approximately $75,000 and the weighted average period over which these grants are expected to vest is 0.62 years.

For the six months ended January 31, 2024, share-based compensation expense for stock options that vested during the period was $144,000. For the six months ended January 31, 2023, share-based compensation expense for stock options that vested during the period was $169,000.

We use the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	For the six months ended January 31,
	2024	2023
Volatility	110.95%	91.90%
Risk-free interest rate	4.18%	4.00%
Dividend yield	—%	—%
Expected life	5.36	5.34

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

7. Related Party Transactions

As of January 31, 2024 and January 31, 2023, accounts payable include $102,600 and $115,250 in board fees due to officers and directors, respectively.

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

Comparison of the Three Months Ended January 31, 2024 and 2023

Net Product Sales

Net product sales were $325,000 and $396,000 for the three months ended January 31, 2024 and 2023, respectively. The decrease of $71,000 was attributable to decreased sales across our end user network. Our top customer accounted for $38,000 of net product sales for the three months ended January 31, 2024.

For the three months ended January 31, 2024, one customer accounted for 12% of net product sales. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

For the three months ended January 31, 2023, two customers accounted for 16% and 15% of net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

During the three months ended January 31, 2024 and 2023, we recognized $1,000 in royalties from a nonexclusive third-party distributor, respectively.

Cost of Goods Sold

Cost of goods sold was $149,000 and $200,000 for the three months ended January 31, 2024 and 2023, respectively.

The decrease of $51,000 was primarily attributable to a reduction in sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 54% and 49% for the three months ended January 31, 2024 and 2023, respectively. The increase in gross margin percentage was primarily attributable to increased sales of higher margin packaging configurations of our products during the quarter ended January 31, 2024, as compared with the prior period.

Selling, General and Administrative Expense

Selling, general and administrative expense was $1,065,000 and $1,180,000 for the three months ended January 31, 2024 and 2023, respectively. The decrease of $115,000 was primarily attributable to decreased personnel costs, professional service fees and share-based compensation. These decreases were partially offset by increased travel and marketing expense.

Share-based compensation expense, included in selling, general and administrative expense, was $64,000 and $127,000 for the three months ended January 31, 2024 and 2023, respectively. The decrease of $63,000 is primarily due to the prior year vesting of stock options and restricted stock units granted to employees, directors and consultants supporting our selling, general and administrative functions.

Research and Development Expense

Research and development expense, primarily consisting of third-party fees and personnel costs, was $76,000 and $75,000 for the three months ended January 31, 2024 and 2023, respectively.

Interest Expense

Interest expense was $38,000 and $2,000 for the three months ended January 31, 2024 and 2023, respectively. The increase of $36,000 was primarily due to accrued interest on the July and October 2023 convertible notes.

Comparison of the Six Months Ended January 31, 2024 and 2023

Net Product Sales

Net product sales were $1,043,000 and $863,000 for the six months ended January 31, 2024 and 2023, respectively. The increase of $180,000 was attributable to increased sales across our end user network. Our top customer accounted for $309,000 of net product sales for the six months ended January 31, 2024.

For the six months ended January 31, 2024, one individual customer accounted for 30% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

For the six months ended January 31, 2023, one individual customer accounted for 10% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

During the six months ended January 31, 2024 and 2023, we recognized $5,000 in royalties from a nonexclusive third-party distributor, respectively.

Cost of Goods Sold

Cost of goods sold was $429,000 and $414,000 for the six months ended January 31, 2024 and 2023, respectively. The increase of $15,000 was primarily attributable to increased sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 59% and 52% for the six months ended January 31, 2024 and 2023, respectively. The increase in gross margin percentage was primarily attributable to the sale of higher margin packaging configurations of our products during the six months ended January 31, 2024, as compared with the prior period.

Selling, General and Administrative Expense

Selling, general and administrative expense was $2,138,000 and $2,345,000 for the six months ended January 31, 2024 and 2023, respectively. The decrease of $207,000 was primarily attributable to decreased personnel costs, professional service fees, board of director fees and share-based compensation. These decreases were partially offset by increased travel expense.

Share-based compensation expense, included in selling, general and administrative expense, was $144,000 and $211,000 for the six months ended January 31, 2024 and 2023, respectively. The decrease of $67,000 is primarily due to the prior year vesting of stock options and restricted stock units granted to employees, directors and consultants supporting our selling, general and administrative functions.

Research and Development Expense

Research and development expense, primarily consisting of third-party fees and personnel costs, was $156,000 and $153,000 for the six months ended January 31, 2024 and 2023, respectively.

Interest Expense

Interest expense was $62,000 and $4,000 for the six months ended January 31, 2024 and 2023, respectively. The increase of $58,000 was primarily due to accrued interest on the July and October 2023 convertible note.

Liquidity and Capital Resources

As of January 31, 2024, we had $632,000 in cash and cash equivalents compared with $1,170,000 in cash and cash equivalents as of July 31, 2023. The net decrease in cash and cash equivalents was attributable to cash used to fund continuing operations. Additionally, as of January 31, 2024, we had $545,000 of current liabilities, including $409,000 in accounts payable, compared with $532,000 of current liabilities, including $422,000 in accounts payable as of July 31, 2023. The net decrease in current liabilities was due to a reduction of trade payables due to our contract manufactures.

We have a history of recurring losses, and as of January 31, 2024 we have a stockholder deficiency of $1,321,000. During the six months ended January 31, 2024, we recorded a net loss of $1,737,000 on recorded net revenue of $1,048,000. In addition, during the six months ended January 31, 2024 we used $1,323,000 in operating activities resulting in a cash balance of $557,000 as of January 31, 2024. Our history of recurring operating losses, and negative cash flows from operating activities give rise to substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, concluded that there were no changes in our internal controls over financial reporting during the six months ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have a history of recurring losses, and as of January 31, 2024 we have incurred a cumulative net loss of $135,000,000. During the six months ended January 31, 2024, we recorded a net loss of $1,737,000 on recorded net revenue of $1,048,000. In addition, during the six months ended January 31, 2024 we used $1,323,000 in operating activities resulting in a cash balance of $557,000 as of January 31, 2024. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof, and we will need to raise additional capital to continue our operations and to implement our business plan, which capital may not be available on acceptable terms or at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

3.1	Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.1.1	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.1.2	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on May 19, 2021).

3.2	Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

3.2.1	Amendment to the Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

31.1 *	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at January 31, 2024 and July 31, 2023; (ii) Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2024 and 2023; (iii) Condensed Consolidated Statements of Stockholders’ equity for the three and six months ended January 31, 2024 and 2023 ;(iv) Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2024 and 2023; and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE, INC.

Date: March 18, 2024	By:	/s/ ROBERT F. BARTLETT
Robert F. Bartlett, Chief Executive Officer (Principal Executive Officer)

Date: March 18, 2024	By:	/s/ MARK S. ELLIOTT
Mark S. Elliott, Vice President, Finance
(Principal Financial and Accounting Officer)

