Form 10-Q
period 2024-04-30
PURE BIOSCIENCE, INC.
filed 2024-06-14
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number: 001-14468

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

As of June 14, 2024, there were 111,856,473 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PURE Bioscience, Inc.

Form 10-Q

for the Quarterly Period Ended April 30, 2024

Part I - Financial Information

Item 1. Financial Statements

PURE Bioscience, Inc.

Condensed Consolidated Balance Sheets

	April 30, 2024	July 31, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$442,000	$1,095,000
Accounts receivable	234,000	285,000
Inventories, net	74,000	88,000
Restricted cash	75,000	75,000
Prepaid expenses	44,000	61,000
Total current assets	869,000	1,604,000
Property, plant and equipment, net	51,000	221,000
Total assets	$920,000	$1,825,000
Liabilities and stockholders’ equity (deficiency)
Current liabilities
Accounts payable	$506,000	$422,000
Accrued liabilities	160,000	110,000
Total current liabilities	666,000	532,000
Long-term liabilities
Note payable to related parties	2,400,000	1,021,000
Total long-term liabilities	2,400,000	1,021,000
Total liabilities	3,066,000	1,553,000
Commitments and contingencies
Stockholders’ equity (deficiency)
Preferred stock, $0.01 par value: 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 150,000,000 shares authorized, 111,856,473 shares issued and outstanding at April 30, 2024, and July 31, 2023	1,119,000	1,119,000
Additional paid-in capital	132,574,000	132,398,000
Accumulated deficit	(135,839,000)	(133,245,000)
Total stockholders’ equity (deficiency)	(2,146,000)	272,000
Total liabilities and stockholders’ equity (deficiency)	$920,000	$1,825,000

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended		Three months Ended
	April 30,		April 30,
	2024	2023	2024	2023
Net product sales	$1,483,000	$1,269,000	$440,000	$406,000
Royalty revenue	6,000	6,000	1,000	1,000
Total revenue	1,489,000	1,275,000	441,000	407,000
Cost of goods sold	612,000	625,000	183,000	211,000
Gross profit	877,000	650,000	258,000	196,000
Operating costs and expenses
Selling, general and administrative	3,136,000	3,342,000	998,000	997,000
Research and development	233,000	227,000	77,000	74,000
Total operating costs and expenses	3,369,000	3,569,000	1,075,000	1,071,000
Loss from operations	(2,492,000)	(2,919,000)	(817,000)	(875,000)
Other income (expense)
Other income (expense), net	1,000	(4,000)	1,000	1,000
Interest expense, net	(103,000)	(6,000)	(41,000)	(2,000)
Total other income (expense)	(102,000)	(10,000)	(40,000)	(1,000)
Net loss	$(2,594,000)	$(2,929,000)	$(857,000)	$(876,000)
Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.01)	$(0.01)
Shares used in computing basic and diluted net loss per share	111,856,473	111,356,473	111,856,473	111,356,473

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Deficiency)

(Unaudited)

	Nine Months Ended April 30, 2024					Nine Months Ended April 30, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity	Shares	Amount	Capital	Deficit	Equity

Balances at beginning of period	111,856,473	$1,119,000	$132,398,000	$(133,245,000)	$272,000	111,356,473	$1,114,000	$132,079,000	$(129,284,000)	$3,909,000
Share-based compensation expense - stock options	—	—	176,000	—	176,000	—	—	213,000	—	213,000
Share-based compensation expense - restricted stock units	—	—	—	—	—	—	—	62,000	—	62,000

Net loss	—	—	—	(2,594,000)	(2,594,000)	—	—	—	(2,929,000)	(2,929,000)

Balances at end of period (Unaudited)	111,856,473	$1,119,000	$132,574,000	$(135,839,000)	$(2,146,000)	111,356,473	$1,114,000	$132,354,000	$(132,213,000)	$1,255,000

	Three Months Ended April 30, 2024					Three Months Ended April 30, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity	Shares	Amount	Capital	Deficit	Equity

Balances at beginning of period (Unaudited)	111,856,473	$1,119,000	$132,542,000	$(134,982,000)	$(1,321,000)	111,356,473	$1,114,000	$132,290,000	$(131,337,000)	$2,067,000

Share-based compensation expense - stock options	—	—	32,000	—	32,000	—	—	44,000	—	44,000
Share-based compensation expense - restricted stock units	—	—	—	—	—	—	—	20,000	—	20,000

Net loss	—	—	—	(857,000)	(857,000)	—	—	—	(876,000)	(876,000)

Balances at end of period (Unaudited)	111,856,473	$1,119,000	$132,574,000	$(135,839,000)	$(2,146,000)	111,356,473	$1,114,000	$132,354,000	$(132,213,000)	$1,255,000

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	April 30,
	2024	2023
Operating activities
Net loss	$(2,594,000)	$(2,929,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	176,000	275,000
Depreciation and amortization	110,000	102,000
Impairment of computer software	60,000	—
Reserve for inventory obsolescence	—	40,000
Changes in operating assets and liabilities:
Accounts receivable	51,000	13,000
Inventories	14,000	(10,000)
Prepaid expenses	17,000	(19,000)
Interest on note payable	94,000	—
Accounts payable and accrued liabilities	134,000	(6,000)
Net cash used in operating activities	(1,938,000)	(2,534,000)
Investing activities
Purchases of property, plant and equipment	—	(76,000)
Net cash used in investing activities	—	(76,000)
Financing activities
Net proceeds from note payable to related parties	1,285,000	—
Net cash provided by financing activities	1,285,000	—
Net decrease in cash, cash equivalents, and restricted cash	(653,000)	(2,610,000)
Cash, cash equivalents, and restricted cash at beginning of period	1,170,000	3,466,000
Cash, cash equivalents, and restricted cash at end of period	$517,000	$856,000

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$442,000	$781,000
Restricted cash	$75,000	$75,000
Total cash, cash equivalents and restricted cash	$517,000	$856,000

Supplemental disclosure of cash flow information
Cash paid for taxes	$—	5,000

See accompanying notes.

PURE Bioscience, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three and nine months ended April 30, 2024 and 2023

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information pursuant to the instructions to Form 10-Q and Article 10/Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 30, 2024 are not necessarily indicative of the results that may be expected for other quarters or the year ending July 31, 2024. The July 31, 2023 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in our Annual Report on Form 10-K. For more complete information, these unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended July 31, 2023 included in our Annual Report on Form 10-K covering such period filed with the Securities and Exchange Commission, or SEC, on October 30, 2023.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

2. Liquidity and Going Concern

We have a history of recurring losses, and as of April 30, 2024 we have a stockholders deficiency of $2,146,000. During the nine months ended April 30, 2024, we recorded a net loss of $2,594,000 on recorded net revenue of $1,489,000. In addition, during the nine months ended April 30, 2024 we used $1,938,000 in operating activities resulting in a cash balance of $442,000 as of April 30, 2024. Our history of recurring operating losses, and negative cash flows from operating activities give rise to substantial doubt regarding our ability to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended July 31, 2023, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

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

3. Significant Accounting Policies

Revenue Recognition

We account for revenue in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or Topic 606. Under Topic 606, revenue is recognized at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer. This principle is applied using the following 5-step process:

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

A summary of our revenue by product type for the nine months ended April 30, 2024 and 2023 is as follows:

	April 30,
	2024	2023
PURE Hard Surface	$1,386,000	$1,184,000
SILVÉRION	97,000	85,000
	$1,483,000	$1,269,000

A summary of our revenue by product type for the three months ended April 30, 2024 and 2023 is as follows:

	April 30,
	2024	2023
PURE Hard Surface	$350,000	$406,000
SILVÉRION	90,000	—
	$440,000	$406,000

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

Net Loss Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Our diluted net loss per common share is the same as our basic net loss per common share because we incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an anti-dilutive effect. As of April 30, 2024 and 2023, stock options, shares issuable upon the conversion of debt, and shares issuable under restricted stock unit awards of 25,588,602 and 7,913,125, respectively, have been excluded from the computation of diluted shares outstanding.

	April 30,
	2024	2023
Common stock options	8,355,625	6,700,625
Restricted stock units	712,500	1,212,500
Shares issuable upon the conversion of debt	16,520,477	—
Total	25,588,602	7,913,125

Inventory

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Inventories consist of the following:

	April 30, 2024	July 31, 2023
Raw materials	$18,000	$11,000
Finished goods	56,000	77,000
	$74,000	$88,000

Property, Plant and Equipment

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. During the three months ended April 30 2024, management performed an impairment test and determined that its forecasted operations could no longer support $60,000 of computer software previously capitalized as fixed assets, and as such an impairment was recognized.

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

Concentrations

Gross product sales. For the three and nine months ended April 30, 2024, one customer accounted for 20% and 23% of net product sales, respectively. For the three and nine months ended April 30, 2023, one customer accounted for 39% and 20% of net product sales, respectively.

Accounts receivable. As of April 30, 2024, we had accounts receivable from two customers that comprised 10% and 35% of total accounts receivable, respectively. As of April 30, 2023, we had accounts receivable from two customers that comprised 36% and 13% of total accounts receivable.

Purchases. For the three months ended April 30, 2024, one vendor accounted for 29% of our purchases. For the nine months ended April 30, 2024, two vendors accounted for 19% and 10% of our purchases. For the three months ended April 30, 2023, two vendors accounted for 17% and 13% of our purchases, respectively. For the nine months ended April 30, 2023, one vendor accounted for 19% of our purchases.

Accounts payable. As of April 30, 2024, our largest vendor accounted for 12% of the total accounts payable. As of April 30, 2023, our largest vendor accounted for 20% of total trade accounts payable.

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

In September 2022, the FASB issued ASU 2022-04, Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, or ASU 2022-04. The ASU requires buyers to disclose information about their supplier finance programs. Interim and annual requirements include the disclosure of outstanding amounts under the obligations as of the end of the reporting period, and annual requirements include a roll-forward of those obligations for the annual reporting period, as well as a description of payment and other key terms of the programs. This update is effective for annual periods beginning after December 15, 2022, and interim periods within those fiscal years, except for the requirement to disclose roll-forward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted ASU 2022-04 on January 1, 2023, and there was no material impact on its financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, or ASC 280, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment's profit or loss. The update also requires all annual disclosures about a reportable segment's profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, including the significant segment expense disclosures. This standard will be effective for the Company on January 1, 2024 and interim periods beginning in fiscal year 2025, with early adoption permitted. The updates required by this standard should be applied retrospectively to all periods presented in the financial statements. The Company does not expect this standard to have a material impact on its results of operations, financial position or cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

5. Debt

Note Purchase Agreements with Related Parties

March 2024 Note Purchase Agreement

On March 22, 2024, the Company entered into a Note Purchase Agreement, or the 2024 Note Purchase Agreement, with certain accredited investors, or Lenders, pursuant to which the Company issued the Lenders convertible promissory notes, or the 2024 Notes, collectively with the 2024 Note Purchase Agreement, the 2024 Note Documents, with an aggregate principal balance of $500,000, or the 2024 Private Placement. The 2024 Note Documents provide for subsequent closings for an aggregate offering size of $3.0 million in principal balance. Tom Y. Lee, a member of the Company’s Board of Directors, or the Board, invested $500,000 in the 2024 Private Placement, through affiliates or directly. The disinterested members of the Board approved the 2024 Private Placement. As of April 30, 2024, $500,000 of principal was outstanding under the 2024 Note Documents.

The 2024 Note Documents provided that the interest to the 2024 Lenders shall accrue at the rate of 7.81%, compounded annually. The Maturity Date (as defined in the 2024 Notes) of the Notes is the third-year anniversary of the date of issuance, or such earlier date as the 2024 Notes provide.

Conversion. All or any portion of the principal amount of the 2024 Notes, plus accrued and unpaid interest, is convertible at any time, in whole or in part, at a 2024 Lender’s or the Company’s option, into shares of the Company’s common stock at a conversion price equal to the 30-day volume-weighted average price of the Company’s common stock as reported on the market or exchange on which the Company’s common stock is listed or quoted for trading, or the VWAP, on the date of conversion on the last trading day prior to the date of conversion, provided that such conversion price is at least $0.13 per share and less than or equal to $0.21 per share, subject to certain customary adjustments. Additionally, at any time following March 22, 2025, the holders of a majority of the outstanding principal balance under the 2024 Notes may elect specified in writing to convert all of the 2024 Notes at a conversion price equal to the VWAP, provided that the conversion price is equal to at least $0.13 per share, subject to certain customary adjustments.

Further, in the event of certain corporate transactions, all outstanding principal and unpaid accrued interest due on such 2024 Notes shall be automatically converted into conversion shares on the trading day immediately prior to the closing date of such corporate transaction. The number of shares to be issued upon such conversion shall be based on the VWAP on the last trading day prior to the public announcement of the execution of the definitive documents with respect to such transaction.

Events of Default. The 2024 Note Documents provide for certain events of default that are typical for a transaction of this type, including, among other things, default in the payment of principal or interest for more than 30 days, the Company’s making an assignment for the benefit of creditors, within 15 days after the commencement of bankruptcy proceedings against the Company, or breach of certain covenants described below.

Covenants. The Company will be subject to certain customary covenants regarding the current public information, reservation of adequate share reserve, and maintenance of intellectual property rights, among other customary matters.

July and October 2023 Note Purchase Agreements

In July, 2023, the Company entered into a Note Purchase Agreement, or the 2023 Note Purchase Agreement with certain accredited investors, or the 2023 Lenders, pursuant to which the Company issued the 2023 Lenders convertible promissory notes, or the 2023 Notes, collectively with the 2023 Note Purchase Agreement, or the 2023 Note Documents, with an aggregate principal balance of $1,015,000 the 2023 Private Placement. The 2023 Note Documents provide for subsequent closings for an aggregate offering size of $1.8 million in principal balance. Messrs. Tom Y. Lee and Ivan Chen, each members of the Company’s Board of Directors Board invested $1,000,000 and $15,000, as of July 31, 2023, respectively in the 2023 Private Placement, through affiliates or directly. On October 20, 2023, we issued an additional 2023 Note to Mr. Lee pursuant to the 2023 Note Purchase Agreement in a subsequent closing with an aggregate principal of $785,000. The disinterested members of the Board approved the 2023 Private Placement. As of April 30, 2024, $1,800,000 of principal was outstanding under 2023 Note Documents.

The 2023 Note Documents provided that the interest to the Lender shall accrue at the rate of 7.55% and 7.81%, compounded annually, for the 2023 Notes issued in July 2023 and the October 2023 Note issued in October 2023, respectively. The Maturity Date (as defined in the Notes) of the 2023 Notes is the third-year anniversary of the date of issuance, or such earlier date as the 2023 Notes provide.

Conversion. All or any portion of the principal amount of the 2023 Notes, plus accrued and unpaid interest, is convertible at any time, in whole or in part, at a 2023 Lender’s or the Company’s option, into shares of the Company’s common stock at a conversion price equal to the VWAP on the date of conversion on the last trading day prior to the date of conversion, provided that such conversion price is at least $0.15 per share and less than or equal to $0.23 per share, subject to certain customary adjustments. Additionally, at any time following July 3, 2024, the holders of a majority of the outstanding principal balance under the 2023 Notes may elect specified in writing to convert all of the Notes at a conversion price equal to the VWAP, provided that the conversion price is equal to at least $0.15 per share, subject to certain customary adjustments.

Further, in the event of certain corporate transactions, all outstanding principal and unpaid accrued interest due on such 2023 Notes shall be automatically converted into conversion shares on the trading day immediately prior to the closing date of such corporate transaction. The number of shares to be issued upon such conversion shall be based on the VWAP on the last trading day prior to the public announcement of the execution of the definitive documents with respect to such transaction.

Events of Default. The 2023 Notes Documents provide for certain events of default that are typical for a transaction of this type, including, among other things, default in the payment of principal or interest for more than 30 days, the Company’s making an assignment for the benefit of creditors, within 15 days after the commencement of bankruptcy proceedings against the Company, or breach of certain covenants described below.

Covenants. The Company will be subject to certain customary covenants regarding the current public information, reservation of adequate share reserve, and maintenance of intellectual property rights, among other customary matters.

During the nine months ended April 30, 2024, we recognized $94,000 of interest expense related to the 2023 and 2024 Notes, respectively. As of April 30, 2024, interest of $100,000 was added to the principal resulting in a balance owed of $2,400,000. In addition, as of April 30, 2024, the Notes and accrued interest were convertible into 16,520,477 shares of common stock.

6. Stockholders’ Equity

Restricted Stock Units

We issue restricted stock unit awards, or RSUs, to key management and as compensation for services to consultants and others. The RSUs typically vest over a one to three-year period and carry a ten-year term. Each RSU represents the right to receive one share of common stock, issuable at the time the RSU subsequently settles, as set forth in the Restricted Stock Unit Agreement. We determine that fair value of those awards at the date of grant, and amortize those awards as an expense over the vesting period of the award. The shares earned under the grant are usually issued when the award settles at the end of the term.

During the nine months ended April 30, 2024, no compensation cost related to RSU’s was recognized, as all outstanding RSU’s were fully vested. During the nine months ended April 30, 2023, we recognized $62,000 of compensation cost relating to the vesting of RSU’s.

During the nine months ended April 30, 2024, no RSUs were granted, issued, or forfeited. All of the remaining 712,500 RSUs outstanding are vested and issuable as of July 31, 2023 and April 30, 2024, respectively. These RSUs are issued upon settlement date which is defined as “for each Vested Unit, the earliest of (i) the ten-year anniversary of the grant date; (ii) sixty days after the date the grantee’s service ceases for any reason and such cessation constitutes a “separation from service” within the meaning of Section 409A of the Code; (iii) the date of Grantee’s death or (iv) the date of a change in control that constitutes a “change in control event” within the meaning of Section 409A of the Code”.

A summary of our restricted stock unit activity and related data is as follows:

	Total RSU Shares	Vested and Issuable
Outstanding at July 31, 2023	712,500	712,500
Granted	—	—
Issued	—	—
Forfeited	—	—
Outstanding at April 30, 2024	712,500	712,500

Stock Option Plans

2007 Equity Incentive Plan

In February 2016, we amended and restated our 2007 Equity Incentive Plan, or the 2007 Plan, to, among other changes, increase the number of shares of common stock issuable under the 2007 Plan by 4,000,000 shares and extend the term of the 2007 Plan until February 4, 2026. The 2007 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board. As of April 30, 2024, there were approximately 1,021,000 shares available for issuance under the 2007 Plan.

2017 Equity Incentive Plan

In January 2021, we amended and restated our 2017 Equity Incentive Plan, or the 2017 Plan, to, among other changes, increase the number of shares of common stock issuable under the 2017 Plan by 5,000,000 shares and extend the term of the 2007 Plan until January 2031. The 2017 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board. As of April 30, 2024, there were approximately 3,046,000 shares available for issuance under the 2017 Plan.

During the nine months ended April 30, 2024, the Compensation Committee of the Board granted 2,000,000 stock options to our employees, officers, directors and consultants with a fair value of $197,000 as determined by the Black Scholes option pricing model. The vesting terms of the options vary between one and two years and carry a ten-year term.

A summary of our stock option activity is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 31, 2023	6,700,625	$0.48	$—
Granted	2,000,000	$0.12	—
Exercised	—	$—	—
Cancelled	(345,000)	$0.29	—
Outstanding at April 30, 2024	8,355,625	$0.40	$—

The weighted-average remaining contractual term of options outstanding at April 30, 2024 was 7.12 years.

At April 30, 2024, options to purchase 7,749,792 shares of common stock were exercisable. These options had a weighted-average exercise price of $0.42 and a weighted average remaining contractual term of 6.96 years. The total unrecognized compensation cost related to unvested stock option grants as of April 30, 2024 was approximately $42,000 and the weighted average period over which these grants are expected to vest is 0.41 years.

For the nine months ended April 30, 2024, share-based compensation expense for stock options that vested during the period was $176,000. For the nine months ended April 30, 2023, share-based compensation expense for stock options that vested during the period was $213,000.

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

7. Related Party Transactions

As of April 30, 2024 and April 30, 2023, accounts payable include $135,900 and $93,000, respectibely, in board fees due to officers and directors,.

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

Comparison of the Three Months Ended April 30, 2024 and 2023

Net Product Sales

Net product sales were $440,000 and $406,000 for the three months ended April 30, 2024 and 2023, respectively. The increase of $34,000 was attributable to increased sales across our end user network. Our top customer accounted for $90,000 of net product sales for the three months ended April 30, 2024.

For the three months ended April 30, 2024, one customer accounted for 20% of net product sales. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

For the three months ended April 30, 2023, one individual customer accounted for 39% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

During the three months ended April 30, 2024 and 2023, we recognized $1,000 in royalties from a nonexclusive third-party distributor, respectively.

Cost of Goods Sold

Cost of goods sold was $183,000 and $211,000 for the three months ended April 30, 2024 and 2023, respectively. The decrease of $28,000 was primarily attributable to the sale of higher margin products during the current quarter.

Gross margin as a percentage of net product sales, or gross margin percentage, was 58% and 48% for the three months ended April 30, 2024 and 2023, respectively. The increase in gross margin percentage was primarily attributable to increased sales of higher margin packaging configurations of our products during the quarter ended April 30, 2024, as compared with the prior period.

Selling, General and Administrative Expense

Selling, general and administrative expense was $998,000 and $997,000 for the three months ended April 30, 2024 and 2023, respectively. The slight increase was due to increased professional service fees and travel and marketing expense. These increases were partially offset by decreased personnel costs.

Share-based compensation expense, included in selling, general and administrative expense, was $32,000 and $64,000 for the three months ended April 30, 2024 and 2023, respectively. The decrease of $32,000 is primarily due to the prior year vesting of stock options and restricted stock units granted to employees, directors and consultants supporting our selling, general and administrative functions.

Research and Development Expense

Research and development expense, primarily consisting of third-party fees and personnel costs, was $77,000 and $74,000 for the three months ended April 30, 2024 and 2023, respectively.

Interest Expense

Interest expense was $41,000 and $2,000 for the three months ended April 30, 2024 and 2023, respectively. The increase of $39,000 was primarily due to accrued interest on convertible notes issued in 2023 and 2024.

Comparison of the Nine Months Ended April 30, 2024 and 2023

Net Product Sales

Net product sales were $1,483,000 and $1,269,000 for the nine months ended April 30, 2024 and 2023, respectively. The increase of $214,000 was attributable to increased sales across our end user network. Our top customer accounted for $345,000 of net product sales for the nine months ended April 30, 2024.

For the nine months ended April 30, 2024, one individual customer accounted for 23% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

For the nine months ended April 30, 2023, one individual customers accounted for 20% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

During the nine months ended April 30, 2024 and 2023, we recognized $6,000 in royalties from a nonexclusive third-party distributor, respectively.

Cost of Goods Sold

Cost of goods sold was $612,000 and $625,000 for the nine months ended April 30, 2024 and 2023, respectively. The decrease of $13,000 was primarily attributable to the sale of higher margin products during the current fiscal year.

Gross margin as a percentage of net product sales, or gross margin percentage, was 59% and 51% for the nine months ended April 30, 2024 and 2023, respectively. The increase in gross margin percentage was primarily attributable to the sale of higher margin packaging configurations of our products during the nine months ended April 30, 2024, as compared with the prior period.

Selling, General and Administrative Expense

Selling, general and administrative expense was $3,136,000 and $3,342,000 for the nine months ended April 30, 2024 and 2023, respectively. The decrease of $206,000 was primarily attributable to decreased personnel costs, professional service fees, board of director fees and share-based compensation. These decreases were partially offset by increased travel expense.

Share-based compensation expense, included in selling, general and administrative expense, was $176,000 and $275,000 for the nine months ended April 30, 2024 and 2023, respectively. The decrease of $99,000 is primarily due to the prior year vesting of stock options and restricted stock units granted to employees, directors and consultants supporting our selling, general and administrative functions.

Research and Development Expense

Research and development expense, primarily consisting of third-party fees and personnel costs, was $233,000 and $227,000 for the nine months ended April 30, 2024 and 2023, respectively.

Interest Expense

Interest expense was $103,000 and $6,000 for the nine months ended April 30, 2024 and 2023, respectively. The increase of $97,000 was primarily due to accrued interest on the outstanding convertible notes.

Liquidity and Capital Resources

As of April 30, 2024, we had $517,000 in cash and cash equivalents compared with $1,170,000 in cash and cash equivalents as of July 31, 2023. The net decrease in cash and cash equivalents was attributable to cash used to fund continuing operations. Additionally, as of April 30, 2024, we had $666,000 of current liabilities, including $506,000 in accounts payable, compared with $532,000 of current liabilities, including $422,000 in accounts payable as of July 31, 2023. The net increase in current liabilities was due to increased trade payables owed to our contract manufactures.

We have a history of recurring losses, and as of April 30, 2024 we have a stockholder deficiency of $2,146,000. During the nine months ended April 30, 2024, we recorded a net loss of $2,594,000 on recorded net revenue of $1,489,000. In addition, during the nine months ended April 30, 2024 we used $1,938,000 in operating activities resulting in a cash balance of $442,000 as of April 30, 2024. Our history of recurring operating losses, and negative cash flows from operating activities give rise to substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

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

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, ASC, Topic 606, Revenue from Contracts with Customers, Topic 606. Under Topic 606, revenue is recognized at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer. This principle is applied using the following 5-step process:

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

Our licensing contracts typically provide for royalties based on the licensee’s sales of various configurations of PURE Hard Surface. We record royalty revenue in the month in which the licensee sold our products to end users. Payments are generally received in the subsequent month.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, concluded that there were no changes in our internal controls over financial reporting during the nine months ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, including the risk factor included below, as well as the risk factors disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended July 31, 2023, which we filed with the SEC on October 30, 2023, or the Form 10-K. Other than the risk factor included below, the risks and uncertainties described in “Item 1A — Risk Factors” of our Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q, including the risk factor included below, or any of the risks disclosed in “Item 1A — Risk Factors” of our Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects.

Risks Related to Our Business and Industry

As a result of our historical lack of financial liquidity, we do not currently have sufficient working capital to fund our planned operations and may not be able to continue as a going concern.

We have a history of recurring losses, and as of April 30, 2024 we have a stockholder deficiency of $2,146,000. During the nine months ended April 30, 2024, we recorded a net loss of $2,594,000 on recorded net revenue of $1,489,000. In addition, during the nine months ended April 30, 2024 we used $1,938,000 in operating activities resulting in a cash balance of $442,000 as of April 30, 2024. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof, and we will need to raise additional capital to continue our operations and to implement our business plan, which capital may not be available on acceptable terms or at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(c) Securities Trading Plans of Directors and Executive Officers

During the quarter ended April 30, 2024, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408.

Item 6. Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

3.1	Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.1.1	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.1.2	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on May 19, 2021).

3.2	Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

4.1	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on March 27, 2024).

3.2.1	Amendment to the Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

31.1 *	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE, INC.

Date: June 14, 2024	By:	/s/ ROBERT F. BARTLETT
Robert F. Bartlett, Chief Executive Officer (Principal Executive Officer)

Date: June 14, 2024	By:	/s/ MARK S. ELLIOTT
Mark S. Elliott, Vice President, Finance
(Principal Financial and Accounting Officer)

