Form 10-K
period 2024-07-31
PURE BIOSCIENCE, INC.
filed 2024-10-29
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number. 001-14468

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates, as of the last business day of the registrant’s second quarter, was approximately $7,345,000 (computed on the basis of the closing price of the common stock on the OTCQB Bulletin Board on January 31, 2024). For purposes of this computation only, all executive officers, directors and 10% or greater stockholders have been deemed affiliates.

As of October 29, 2024, there were 111,856,473 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

Other Information

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “PURE” and the “Company” refer to PURE Bioscience, Inc., a Delaware corporation, and its wholly owned subsidiary, ETIH20 Inc., on a consolidated basis, unless otherwise stated.

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

Summary of Material Risks Associated with Our Business

Our business is subject to a number of risks that if realized could materially affect our business, prospects, operating results and financial condition. These risks are discussed more fully in the “Risk Factors” section of this Annual Report. These risks include the following:

●	Our auditors have expressed substantial doubt about our ability to continue as a going concern.

●	We have a history of losses, and we may not achieve or maintain profitability.

●	Raising additional funds by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

●	We need to continue to increase customer awareness and adoption of our food safety product offerings, PURE® Hard Surface, a food contact surface sanitizer and disinfectant designed for restaurant chains, food processors, and transportation companies, and PURE® Control, a direct food contact processing aid.

●	We may not be able to correctly estimate our future revenues and operating expenses, which could lead to cash shortfalls, and require us to secure additional financing sooner than planned.

●	Our quarterly operating results may vary, which could negatively affect the market price of our common stock.

●	If we are unable to obtain the required regulatory approvals from the U.S. Food and Drug Administration, or the FDA, and the United States Department of Agriculture, or the USDA, or if such efforts are delayed, our ability to commercialize PURE Control as a direct food contact processing aid will be harmed and our business and operating results will suffer.

●	A loss of one or more of our key customers could adversely affect our business.

●	We are dependent on our core silver dihydrogen citrate, or SDC, technology and if our efforts to achieve or maintain market acceptance of our core SDC technology are not successful, we are unlikely to continue to maintain profitability.

●	We are subject to intense competition in the food safety market.

●	We have limited sales, marketing and product distribution experience.

●	We are dependent on a third-party, over whom we have limited control, to manufacture our SDC-based products.

●	We rely on third parties to develop SDC-based products, and they may not do so successfully or diligently.

●	We are subject to substantial regulation related to quality standards applicable to our manufacturing and quality processes, and our or our partners, including our third-party manufacturers’; failure to comply with applicable quality standards could affect our ability to commercialize SDC products.

●	The industries in which we operate are heavily regulated.

●	If we are unable to obtain, maintain or defend the patent and other intellectual property rights relating to our technology, we or our collaborators and distributors may not be able to develop and market proprietary products based on our technology, which would have a material adverse impact on our results of operations.

PART I

Item 1. Business

Overview

We are dedicated to developing and commercializing proprietary antimicrobial products that address health and environmental challenges related to pathogen and hygienic control. Our technology platform is based on patented stabilized ionic silver, and our initial products contain Silver Dihydrogen Citrate, or SDC. This broad-spectrum, non-toxic antimicrobial agent is available in liquid form and various concentrations, distinguished by its superior efficacy, reduced toxicity, non-causticity, and the inability of bacteria to develop resistance.

Our SDC-based disinfecting and sanitizing products are registered with the United States Environmental Protection Agency, or EPA, the United States Food and Drug Administration, or FDA, and Health Canada. In addition to manufacturing and distributing these products, we also supply SDC-based formulations as raw material ingredients for personal care products.

We see significant market opportunities for our safe and effective SDC-based solutions, particularly in the food industry. Our registered offerings include PURE® Hard Surface, a food contact surface sanitizer and disinfectant designed for restaurant chains, food processors, and transportation companies, as well as PURE Control®, a direct food contact processing aid. Our products are sold directly to end-use customers, as well as third-party distributors who market and sell our products across various industries, maximizing our reach and impact.

Technology Platform

Silver as an Antimicrobial

Our patented molecule, SDC, represents one of the first significant advancements in antimicrobials in decades. SDC is an electrolytically generated source of stabilized ionic silver, making it a versatile foundation for a variety of products across diverse markets. Colorless, odorless, tasteless and non-caustic, the aqueous SDC formulates well with other compounds. We produce and market pre-formulated, ready-to-use product, as well as varying strengths of SDC concentrate as an additive or raw material for inclusion in other products.

Stability

SDC is a stabilized silver ion complex with a shelf life of several years. The unique bond between the silver ion in SDC allows the silver ion to remain in solution while at the same time making it more bio-available for antimicrobial action.

Mode of Action

SDC kills microorganisms by two modes of action: 1) the silver ion deactivates structural and metabolic membrane proteins leading to microbial death; and 2) the microbes view SDC as a food source, allowing the silver ion to enter the microbe. Once inside the organism, the silver ion denatures the deoxyribonucleic acid, or DNA, which halts the microbe’s ability to replicate and leads to its death. This dual action makes SDC highly and quickly effective against a broad spectrum of microbes.

Safety and Toxicity Categories

SDC is non-toxic, non-caustic, colorless, odorless, tasteless and does not produce toxic fumes. While SDC is highly toxic to bacteria, fungi and viruses it is non-toxic to humans and animals. Based on the EPA toxicity categorization of antimicrobial products at use dilutions, that range from Category I (high toxicity) down to Category IV (no/low toxicity), SDC is rated in the lowest toxicity category, Category IV, while traditional disinfectants fall into Categories I and II.

The following table shows the EPA toxicity categories and required signal words.

Toxicity Category	Signal Word
I	DANGER, POISON
II	WARNING
III	CAUTION
IV	None required

PURE® Hard Surface is a Category IV product for which no signal words are required.

Limitations of Existing Food Safety Solutions

The United States, or U.S., food industry continues to rely on the use of toxic chemicals as processing aids or interventions during food processing operations for which pathogens are becoming increasingly resistant and rendering current interventions less efficacious. Most of these chemicals carry various warning labels for their toxic and/or caustic characteristics, which can negatively affect the safety of processing plant personnel, plant operating equipment and the plant environment and its surroundings.

Currently used chemicals in food processing include peracetic acid, acidified sodium chlorite, ozone, and chlorine dioxide. Some of these chemicals can be difficult to work with as a processing aid as they require heating to become effective or are difficult to mix and stabilize prior to use. Some of these chemicals damage the food being processed, leading to reduced yields and their effectiveness is often limited to specific pathogens or foods. Additionally, some of these chemicals can produce noxious fumes that over time have been linked to upper respiratory illness and typically require in-plant decontamination of their effluence.

Natural and Environmentally Responsible

SDC is made of simple and all-natural ingredients: water, citric acid and minute amounts of ionic silver. SDC does not present a threat to the environment. If introduced to wastewater systems, the low concentrations of ionic silver in SDC would react with naturally present substances such as chlorides, sulfides and organic matter. These reactions would create insoluble silver complexes and render the silver inert. In addition, SDC is manufactured through a “zero waste” process in which no byproducts or environmental effluent are created.

Business Strategy

Our goal is to establish a sustainable company by commercializing SDC-based products developed through our proprietary technology platform. We aim to deliver leading antimicrobial solutions that tackle food safety risks across the entire food industry supply chain. Our products are sold directly to end-use customers and through our expanding distribution network. Key elements of our business strategy include:

1.	Growing and supporting our distribution network. Expanding sales through distribution provides the following:

a.	Expanded Reach: Distributors often have established networks and customer relationships, allowing us to access new markets and customer segments more efficiently.
b.	Cost Savings: Utilizing distributors can reduce overhead costs associated with logistics, warehousing, and inventory management.
c.	Market Knowledge: Distributors typically have local market insights and expertise, helping us navigate regional preferences and regulatory requirements.
d.	Faster Time to Market: Distributors can accelerate product availability in geographic regions throughout the country, enabling quicker responses and shortening the sales cycle.
e.	Sales Support: Distributors provide additional sales resources and support, such as training and promotional activities, enhancing product visibility.
f.	Scalability: Distributors can easily scale operations to accommodate growth without requiring significant investment from the manufacturer.
g.	Customer Service: Local distributors can offer better customer support, including faster response times and tailored services to meet specific client needs.

2.	Continuing to partner with third parties seeking, or intending to seek, approvals to market SDC-based products outside the U.S.
3.	Developing additional proprietary products and applications.
4.	Protecting and enhancing our intellectual property.

In addition to our existing food safety products, we plan to leverage our technology platform through licensing and distribution collaborations to create new products and explore additional markets, aiming to generate multiple revenue streams.

Our Products

PURE® Hard Surface Disinfectant and Sanitizer (Ready to Use)

PURE Hard Surface is our SDC-based, patented, and EPA-registered ready-to-use hard surface disinfectant and food contact surface sanitizer. Combining high efficacy with low toxicity, it achieves bacterial and viral kill times in as few as 30 seconds. The product effectively kills resistant pathogens such as MRSA and NDM-1, as well as dangerous fungi and viruses including SARS Co-V-2, HIV, Hepatitis B, Hepatitis C, Norovirus, Influenza A, Avian Influenza, and H1N1. Additionally, it eradicates hazardous food pathogens like E. coli, Salmonella, Campylobacter, and Listeria, all while being classified as least-toxic by the EPA.

Formulated for ease of use, PURE Hard Surface contains no bleach, ammonia, phosphates, phenols, or Volatile Organic Compound-emitting compounds, and features an odorless, non-caustic, and non-irritating formula that enhances user experience. Sanitizing and disinfecting is straightforward, as there is no requirement to rinse the surface after application. For facilities utilizing PURE’s application systems, one gallon of PURE Hard Surface can cover up to 40,000 cubic feet, effectively reducing the risk of cross-contamination from treated surfaces. The product also ensures a rapid disinfectant kill time of 30 to 120 seconds for bacteria and viruses, with no personal protective equipment, or PPE required.

PURE Hard Surface SDC3A Registration

The EPA registration for SDC3A, marketed as PURE Hard Surface, includes the following efficacy claims:

Organisms	Kill Time
Pseudomonas aeruginosa, Salmonella enterica, HIV type 1, Rotavirus, Human Coronavirus, Influenza A (H1N1), Swine Influenza A (H1N1), Respiratory Syncytial Virus, Adenovirus Type 2, Avian Influenza A, Influenza A, SARS –CoV-2 (COVID-19 virus)	30 Seconds
Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Murine Norovirus, Norovirus, Herpes Simplex Type 1, Rhinovirus, Polio Type 2	60 Seconds
Staphylococcus aureus, Listeria monocytogenes, Vancomycin resistant Enterococcus faecium (VRE), Methicillin resistant Staphylococcus aureus (MRSA), Community Associated Methicillin resistant Staphylococcus aureus (CA-MRSA), Community Associated Methicillin resistant Staphylococcus aureus (CA-MRSA-PVL), Escherichia coli O157:H7, Acinetobacter baumannii, Campylobacter jejuni, Carbapenem resistant Escherichia coli, Carbapenem resistant Klebsiella pneumonia, NDM-1 +,	120 seconds
Trichophyton mentagrophytes (Athlete’s Foot Fungus)	5 Minutes

PURE Control®

PURE Control® has been approved by the FDA for poultry processing, Food Contact Notification, or FCN 1768 and produce processing FCN 1600. Leveraging the superior efficacy and safety of SDC, PURE Control effectively eliminates pathogens such as Salmonella, E. coli, and Listeria. For produce, PURE Control quickly reduces pathogens on treated items, minimizes the risk of cross-contamination, enhances subsequent intervention steps and does not affect the texture, taste, or color of the produce. For poultry, PURE Control has no effect on organoleptic or nutritional composition, demonstrates superior efficacy with up to a 6 log reduction in Salmonella on treated products, and has no impact on yield. No label declaration is required for PURE Control application on produce or poultry. In addition, the use of PURE Control improves worker safety due to its odorless and non-toxic nature.

Additional SDC-Based Products

In addition to PURE Hard Surface and PURE Control, we manufacture and sell (i) SDC-based products for end use, (ii) products preserved with SDC, and (iii) SDC as a raw material ingredient for manufacturing use. These products include:

PURE® Multi-Purpose Hi-Foam Cleaner Concentrate (End-User Dilutable)

PURE® Multi-Purpose Hi-Foam Cleaner Concentrate is an environmentally friendly, professional-grade cleaning product that features a high foaming formulation. It is safe for both users and the environment, being free from toxic preservatives, EDTA, phosphates, ammonia, bleach, Volatile Organic Compounds, or VOCs, and Nonylphenol Ethoxylates. The concentrate is designed for multiple dilution ratios and can be used on a variety of surfaces, including stainless steel, floors, walls, and painted areas.

This economical cleaner produces long-lasting, high-density foam that rinses easily without leaving a residue. It complements PURE® Hard Surface disinfectant and is suitable for food processing facilities and commercial kitchens. The product is enhanced with SDC, our non-toxic antimicrobial that ensures safety and quality while being non-corrosive and non-irritating. It effectively cleans food and non-food contact surfaces, including processing equipment and various other surfaces like glass, mirrors, sealed marble, and wood.

PURE® Multi-Purpose and Floor Cleaner

PURE® Multi-Purpose and Floor Cleaner is designed to complement the effectiveness of PURE® Hard Surface disinfectant and food contact surface sanitizer, making it suitable for sanitation in food processing plants, commercial kitchens, healthcare facilities, schools, and hospitality settings where high foam is not desirable.

This economical concentrate is easy to use manually or in floor scrubbers and rinses off without leaving a residue. It can be diluted to meet various cleaning needs. The cleaner is non-toxic and environmentally friendly, free from EDTA, phosphates, ammonia, bleach, and VOCs. Additionally, it contains SDC, our non-toxic antimicrobial that ensures safety and quality without harmful preservatives.

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

Industries we serve

Food processing – Harvesting equipment, grow barns and processing facilities

We understand that no two facilities are alike, therefore, we work with distribution partners and end-use customers to solve their unique needs related to contamination prevention and control. Our products offer specialized industry solutions that can effectively reduce food processing risks while optimizing operational efficiency.

Our patented SDC molecule enables us to create powerful products without harsh chemicals like bleach, ammonia, or VOCs, making them safe for use in food processing facilities without the need for specialized personal protective equipment. Our non-corrosive surface products are designed to protect equipment and machinery and can be applied to both food and non-food contact surfaces, including processing equipment, spiral freezers, belts, conveyors, walls, floors, drains, and piping systems. Our SDC molecule provides added protection against corrosion and staining, ensuring food processing plants remain clean and compliant. Additionally, our products are designed to optimize resource use by reducing water consumption, minimizing waste, conserving time and labor, and limiting the introduction of harsh chemicals into the environment.

Products for the food processing industry – PURE Hard Surface, PURE Multi-Purpose Cleaner, PURE Hi-Foam Cleaner and PURE Control

Food service and hospitality – Restaurants, quick-serve restaurants, hotels and supermarkets

The use of PURE Hard Surface has demonstrated dramatic improvement in sanitation compared to traditional quaternary ammonia based sanitizers in a variety of food service operations. In-store field testing of PURE Hard Surface on critical food contact areas resulted in an impressive 96% improvement in efficacy - leading to a significant reduction in food safety risk. Employees consistently expressed preference for PURE Hard Surface’s attributes including its ease of use, odorless scent, and lack of skin irritation.

Products for food service and hospitality – PURE Hard Surface and PURE Multi-Purpose Cleaner

Healthcare – Hospitals, assisted living facilities and clinics

PURE Hard Surface meets Occupational Safety & Health Administration blood-borne pathogen guidelines, kills multiple drug-resistant organisms, and is ideal for use as a disinfectant in multiple healthcare settings.

Products for healthcare - PURE Hard Surface, PURE Multi-Purpose Cleaner and PURE Hi-Foam Cleaner

Facility care - Childcare, education, office and commercial buildings

We recognize that proper facility care is paramount, especially in daycares, schools, gyms, and office spaces. Our SDC-based products make cleaning and sanitizing quick and easy, so customers can be sure their facilities are meeting the highest safety standards. By partnering with our customers, we offer customizable implementation plans to support their contamination prevention program.

Products for facility care – PURE Hard Surface, PURE Multi-Purpose & Floor Cleaner

Transportation – Ground, rail, air and water

In conjunction with our application system partner, we have developed a simple, time-efficient solution to transport sanitization using PURE Hard Surface. Our Pure Transport Sanitization System offers full coverage sanitation for motor and rail vehicle application. Each refrigeration unit and air ducting is treated with every use, ensuring comprehensive cleanliness without adding water to the transport container. This system significantly reduces trailer downtime, taking only minutes instead of hours, and can provide up to a 5 log pathogen reduction, making it highly effective. Additionally, the system is non-corrosive, odorless, and non-caustic, requiring no pre-mixing before use or post-rinsing, even on food contact surfaces. Our system ensures full coverage for all motor and rail vehicles, and is in compliance with the new Food Safety Modernization Act, rule.

Products for transportation - PURE Hard Surface, and PURE Hi-Foam Cleaner

Personal care – SDC use in manufacturing of personal care products

Our patented SDC-based technology, SILVÉRION® 2400, is an effective preservative and versatile antimicrobial solution. It combats a wide range of microorganisms without the use of parabens, formaldehyde, halogens, or quats, making it suitable for a vast array of personal care applications.

Products for personal care - SILVÉRION 2400

Intellectual Property

We actively protect our technology, inventions, and improvements through patents, trademarks, and trade secrets. We currently hold twelve U.S. patents. We intend to focus our future patent prosecution and defense efforts primarily to North America, Europe, Asia and Mexico.

Although we believe that we have developed our technology independently and have not infringed, and do not infringe, on the patents of others, third parties may make claims that our technology does infringe on their patents or other intellectual property. In the event of infringement, we may, under certain circumstances, be required to modify our infringing product or process or obtain a license. We may not be able to do either of those things in a timely manner if at all, and failure to do so could have a material adverse effect on our business. In addition, we may not have the financial or other resources necessary to enforce a patent infringement or proprietary rights violation action or to defend ourselves against such actions brought by others. If any of the products we develop infringe upon the patent or proprietary rights of others, we could, under certain circumstances, be enjoined or become liable for damages, which would have a material adverse effect on our business. We also use confidentiality and nondisclosure agreements to safeguard proprietary information but recognizes the risk of breaches or inadequacies in these agreements.

Additionally, the Company holds registered trademarks for several brands, including PURE Bioscience®, PURE®, SILVÉRION®, Powered by SDC Ag+® and PURE Control®. Some previously held trademarks have been abandoned as they no longer align with the Company’s strategy.

Research and Development

We prioritize innovation as a key element of our business strategy and long-term success. We aim to leverage our technology platform to create additional proprietary products and applications, including both end-use products and raw material formulations. Most research and development activities are conducted in-house, complemented by independent testing from third-party laboratories. We also collaborate with development partners who invest in specific product and process research using our SDC technology.

Sales and Marketing

A critical aspect of our business strategy is to leverage the industry experience of our internal sales force, the members of our Board of Directors, or Board, and our management team in order to maximize the commercial potential of our technology platform in the food industry. We are also working in tandem with numerous distribution partners to service existing customers and secure new customers.

Additionally, we plan to form selective partnerships with industry leaders to enhance product commercialization both domestically and internationally, leveraging partners’ resources for broader market reach. We believe our SDC-based products offer superior pathogen control compared to traditional chemical solutions, which often have higher toxicity.

Sales Concentration

Net product sales were $1,955,000 and $1,871,000 for the fiscal year ended July 31, 2024 and 2023, respectively. The increase of $84,000 was attributable to increased sales across our end-user network servicing the food processing industry. Our top three customers accounted for $678,000 of net product sales for the fiscal year ended July 31, 2024. For the year ended July 31, 2024, one customer accounted for 20% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. There were no foreign sales during the fiscal year ended July 31, 2024.

From time to time, one or a small number of our customers may represent a significant percentage of our revenue. Our largest customer accounted for 20% of our revenue for the fiscal year ended July 31, 2024. Although we have agreements with many of our customers, these agreements typically do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers to significantly reduce the amount of product ordered or license fees paid, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

Competition

Since SDC is a novel antimicrobial technology, our success hinges on gaining market share from established products. Even if SDC demonstrates technological advantages, substantial investments are needed to displace traditional technologies offered by well-known industry leaders.

Moreover, SDC-based products, particularly those with higher silver ion concentrations, are generally more expensive to produce than existing chemicals, which may deter customers from purchasing them, despite their superior efficacy. Customers may also find that the benefits of SDC products (such as being non-toxic and non-caustic) are insufficient to justify the higher costs compared to lower-priced alternatives.

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

Although states do not generally impose substantive requirements different from those of the U.S. EPA, each state in which our products are sold requires registration and payment of a fee. California and certain other states have adopted additional regulatory programs applicable to these types of products that, in some cases, impose a fee on total product sales in the state.

Based on our experience and our knowledge of current trends, we expect the costs and delays in receiving necessary federal and state approvals for these types of products may increase in the coming years.

Requirements Imposed by Ingredient Legislation

Numerous federal, state and local laws regulate the sale of products containing certain identified ingredients that may impact human health and the environment. For instance, California has enacted Proposition 65, which requires the disclosure of specified listed ingredient chemicals on the labels of products. Although none of the ingredients in our current products are reportable under Proposition 65, this and other similar legislation may become more comprehensive in the future and/or new products we may develop could be subject to these regulations.

Requirements Imposed by Other Environmental Laws

A number of federal, state and local environmental, health and safety laws govern the use, handling, storage and disposal of certain materials. Our current manufacturing process for SDC-based products is a “zero waste” process, meaning that no byproducts are created, and we do not use hazardous materials, as defined by applicable environmental laws, in the manufacturing of these products. As such, some of these U.S. environmental laws are not generally applicable to us in their current form. However, these laws may in the future identify, as hazardous materials certain materials that we use in our manufacturing processes, or we may opt to or be forced to change our manufacturing procedures in a way that subjects our products or operations to these laws.

Requirements Imposed by the U.S. FDA and USDA

Various laws and regulations have been enacted by federal, state, local and foreign jurisdictions regulating certain products we manufacture and sell for controlling microbial growth in or on foods. In the United States, these requirements generally are administered by the FDA. However, the USDA and EPA also may share in regulatory jurisdiction of antimicrobials applied directly to food as it pertains to poultry and meats.

Regulation Outside the United States

The commercialization of SDC-based products in countries other than the U.S. may require that we, or companies with whom we partner for such foreign commercialization, obtain necessary approvals from foreign regulatory authorities comparable to the EPA, FDA and USDA, among others. Applicable approval processes and ongoing requirements vary from country to country and may involve more time and expense than that required to obtain approvals in the U.S. In international markets, we currently sell our products under active registrations held by us, or by our distributors. We intend to continue to process registrations ourselves or through distributors as required.

We currently hold a registration from Health Canada for our disinfectant product. We also have received a Letter of No Objection from Health Canada for our antimicrobial food processing aid on fruits and vegetables intended for processing. Additionally, an opinion has been granted under the Scientific Committee on Consumer Products to sell SDC in the European Union for use in cosmetics, which includes personal care products.

Human Capital

As of October 29, 2024, we have 11 full-time employees and 1 part-time employee. We believe we have successfully attracted skilled and experienced talent; however, the competition for qualified personnel is fierce, and we cannot guarantee our ability to retain or attract them in the future. None of our employees are part of collective bargaining agreements, and we maintain positive relations with our team. We are committed to fostering a culture that promotes the values, behaviors, and attributes essential for advancing our business and executing our strategy.

Company Information

We were incorporated in the state of California in August 1992 as Innovative Medical Services. In September 2003, we changed our name to PURE Bioscience. In March 2011, we reincorporated in the state of Delaware under the name “PURE Bioscience, Inc.”

Our mailing address is 771 Jamacha Road, #512, El Cajon, California 92019. Our executive officers and employees work remotely in a “virtual office” setting without lease obligations. Our telephone number is (619) 596-8600. Our website address is www.purebio.com. We make available free of charge on our website our periodic and current reports, proxy statements and other information as soon as reasonably practicable after such reports are filed with the SEC. Information contained on, or accessible through, our website is not part of this report or our other filings with the SEC. Our SEC filings are also available to the public from the SEC’s website at www.sec.gov.

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

We have a history of recurring losses, and as of July 31, 2024 we have incurred a cumulative net loss of $137.0 million. During the fiscal year ended July 31, 2024, we recorded a net loss of $3.4 million on recorded net revenue of $1.96 million. In addition, during the year ended July 31, 2024 we used $2.5 million in operating activities resulting in a cash balance of $349,000 as of July 31, 2024. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof, and we will need to raise additional capital to continue our operations and to implement our business plan, which capital may not be available on acceptable terms or at all.

Our capital requirements will depend on many factors, including, among others:

●	the market acceptance of, and demand for, our products;

●	the timing and costs of executing our sales and marketing strategies;

●	our ability to successfully complete the in-plant validation trials requested by potential customers and our ability to convert these trials into customer orders for our products;

●	the costs and time required to obtain the necessary regulatory approvals for our products, including the required USDA approvals;

●	the extent to which we invest in new testing and product development, including in-plant optimization trials;

●	the extent to which our customers continue to place product orders as expected and expand their existing use of our products;

●	the cost and time to satisfy unique customer requirements regarding validation trials or to support the value proposition and benefits of our products;

●	the timing of vendor payments and the collection of receivables, among other factors affecting our working capital;

●	our ability to control the timing and amount of our operating expenses, including the costs to attract and retain personnel with the skills required to implement our business plan; and

●	the costs to file, prosecute and defend our intellectual property rights.

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

We had a loss of $3.4 million for the fiscal year ended July 31, 2024, and a loss of $4.0 million for the fiscal year ended July 31, 2023. As of July 31, 2024, we have incurred a cumulative net loss of approximately $137.0 million. Although we believe we are making progress on implementing our business plan focused on the food safety market, we expect to continue to have losses in future periods. None of our existing agreements, including those with Packers Sanitation Services, Inc, Subway and Chipotle, contain provisions that provide for fixed or minimum revenues. If the penetration into the marketplace of PURE Hard Surface, PURE Control and our other SDC-based products is unsuccessful, our revenue growth is slower than anticipated or our operating expenses exceed expectations, we may not achieve profitability, and we may never achieve profitability again. Slower than anticipated revenue growth could force us to reduce our sales and marketing efforts, our product testing and optimization, and our product development and regulatory initiatives, and/or force us to reduce the size and scope of our operations, to sell or license our technologies to third parties, or to cease operations altogether. Given our recent introduction of our SDC-based products in the food safety market, we are unable to predict the extent of any future income or our future losses and we may not be able to sustain or increase profitability on an ongoing basis.

Raising additional funds by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

We may need to increase our liquidity and capital resources in future periods. We have a history of raising funds through offerings of our common stock and warrants to purchase shares of our common stock, and we may in the future raise additional funds through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements. For example, during fiscal year ended July 31, 2024, we completed a private placement convertible debt financing to accredited investors, in which we raised net proceeds of $1.8 million. To the extent that we continue to raise additional capital by issuing debt or equity securities, our stockholders’ ownership will be diluted. Additionally, any debt financing we obtain may involve covenants that restrict our operations. These restrictive covenants may include, among other things, limitations on borrowing, specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens on our assets, pay dividends on or redeem our capital stock or make investments. In addition, if we raise funds through collaboration and licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to us or relinquish potentially valuable rights to our products or proprietary technologies. We may be required in future collaborations to relinquish all or a portion of our sales and marketing rights with respect to our products or license intellectual property that enable licensees to develop competing products in order to complete any such transaction.

As of October 29, 2024, we had 141,522,923 shares of common stock issued and outstanding or reserved for issuance under equity compensation plans, vested and unvested options, unvested restricted stock units and convertible debt. Our current authorized capital stock is limited to 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. Any increase in our authorized capital stock would require the approval of a majority of our shareholders as well as the approval of our Board of Directors, or Board. If we were unable to increase our authorized capital stock for any reason, our ability to raise additional capital through the issuance of equity or convertible debt would be severely compromised and we may be unable to obtain equity or convertible debt capital at all.

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

From time to time, one or a small number of our customers may represent a significant percentage of our revenue. For the year ended July 31, 2024, one individual customer accounted for 20% of our net product sales. Although we have agreements with many of our customers, these agreements typically do not prohibit customers from purchasing products and services from competitors or contain minimum purchase obligations. A decision by any of our major customers to significantly reduce the amount of product ordered or license fees paid, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

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

At July 31, 2024, we had federal and state tax net operating loss carry-forwards of approximately $107.2 million and $65.9 million, respectively. Utilization of these net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred, including with respect to our recent private placements, or that could occur in the future, as required by Section 382 of the Internal Revenue Code as well as similar state provisions. These ownership changes may limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since our formation, we have raised capital through the issuance of capital stock on several occasions (both before and after our initial public offering in 1996) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future based upon subsequent disposition. While we believe that we have not experienced an ownership change, the pertinent tax rules related thereto are complex and subject to varying interpretations, and thus the applicable taxing authorities may take an alternative position.

Our current federal tax loss carry-forwards began expiring in the year ended July 31, 2020 and, unless previously utilized, all but $9.1 million will completely expire in the year ending July 31, 2038. The $9.1 million can be carried forward indefinitely. Our state tax loss carry-forwards begin to expire in the year ending July 31, 2029, and will completely expire in the year ending July 31, 2040.

Risks Related to the Regulation of our Products

If we are unable to obtain the required regulatory approvals from the FDA and USDA, or if such efforts are delayed, our ability to commercialize PURE Control as a direct food contact processing aid will be harmed and our business and operating results will suffer.

We have received the required FDA approvals to market PURE Control as a direct food contact processing aid for raw poultry and fresh produce and we have received a “No Objection Letter” from the USDA’s Food Safety and Inspection Service granting approval for SDC-based PURE Control to be used as a spray or dip applied to poultry carcasses, parts and organs in pre-on line reprocessing, or OLR and post chill processing of fresh poultry. We have not, however, received the required approval from the USDA to utilize PURE Control in OLR poultry processing. Further, even if we elect to seek regulatory approval, there is no assurance we will be successful in obtaining the required approvals from the FDA and USDA to utilize PURE Control as a direct food contact processing aid for raw meats, including beef and pork. If we are unable to obtain the required regulatory approvals from the FDA and USDA, or if such efforts are delayed, our ability to commercialize PURE Control as a direct food contact processing aid for poultry and as a direct food contact processing aid for raw meets will be restricted and our business and operating results will suffer.

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

Some potential applications of SDC, such as those aimed at healthcare, veterinary and certain food preparation markets, may require approval of other government agencies prior to marketing or sale in the U.S. or in foreign markets, such as the FDA, or the USDA. Obtaining FDA and/or USDA approval is a complicated and expensive process and such approvals may never be obtained for any SDC products. If FDA and/or USDA approvals are obtained, the approvals may limit the uses for which SDC products may be marketed such that they may not be profitable to us, and the applicable products would be subject to pervasive and continuing regulation by the FDA and/or USDA that could lead to withdrawal or limitation of any product approvals.

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

Because some patent applications in the United States may be maintained in secrecy until the patents are issued, patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our issued patents or our pending applications or that we were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications and could further require us to obtain rights to issued patents covering such technologies. If another party has filed a United States patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the United States Patent Trademark Office, to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our United States patent position with respect to such inventions.

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

Our common stock is approved for quotation on the over-the -counter, or OTC Markets’ OTCQB marketplace, or OTCQB under the symbol “PURE.” The OTCQB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities and provides significantly less liquidity than a listing on the Nasdaq Stock Markets or other national securities exchange. The OTCQB securities are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to the national stock exchanges and any prices quoted may not be a reliable indication of the value of our common stock. Quotes for stocks included on the OTCQB are not listed in the financial sections of newspapers as are those for the Nasdaq Stock Market or the New York Stock Exchange, or NYSE MKT. Therefore, prices for securities traded solely on the OTCQB may be difficult to obtain.

Trading on the OTCQB as opposed to a national securities exchange has resulted and may continue to result in a reduction in some or all of the following, each of which could have a material adverse effect on the price of our common stock and our company:

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

We have historically supported our operations through the issuance of equity and debt securities and may continue to do so in the future. For example, during the fiscal year ended July 31, 2024 and 2023, we completed a private placement convertible debt financing to accredited investors, in which we raised net proceeds of $2.8 million. Pursuant to the terms of the Purchase Agreement, the conversion price for the convertible debt financing will be at least $0.115 per share and less than or equal to $0.23 per share. Although we may not be successful in obtaining financing through equity or debt sales on terms that are favorable to us in the future, if at all, any such sales that do occur could result in substantial dilution to the interests of existing holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock or other equity securities to any new investors, or the anticipation of such sales, could cause the trading price of our common stock to fall.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We have updated our comprehensive cybersecurity and data protection policies and procedures to address any cybersecurity risks. Our cybersecurity risks, and the controls designed to mitigate those risks, are integrated into our overall risk management governance.

Risk Management and Strategy

As of July 31, 2024, we have implemented the following set of comprehensive cybersecurity and data protection policies and procedures. Our employees and contractors receive regular cybersecurity awareness trainings, including specific topics related to social engineering and email frauds. We have capable employees and consultants with significant expertise and certifications in cybersecurity related to our industry. We invest in advanced technologies for continuous cybersecurity monitoring across our information technology environment which are designed to prevent, detect, and minimize cybersecurity attacks, as well as alert management of such attacks.

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the Head of IT who reports to our Vice President of Finance, to manage the risk assessment and mitigation process.

We also engage other consultants, and other third parties in connection with our risk assessment and mitigation processes. These service providers assist with the design and implementation of our cybersecurity policies and procedures, as well as monitor and test our safeguards.

Governance

Our Board of Directors and Audit Committee are responsible for overseeing our cyber security risk management and strategy. Our Vice President of Finance provides periodic briefings to the Audit Committee including our cybersecurity risks and activities, any potential cybersecurity incidents and related responses, cybersecurity systems testing and, activities of third parties.

Cybersecurity Threat Disclosure

To date, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company.

Item 2. Properties

Our mailing address is 771 Jamacha Road., #512, El Cajon, California 92019. Our executive officers and employees work remotely in a “virtual office” setting without lease obligations. In July 2019 we entered into a Sublease Agreement, or the Sublease, with SwabPlus L.P., or SwabPlus, pursuant to which we subleased certain office and industrial space for our corporate headquarters in Rancho Cucamonga, California. In December 2020, the Sublease expired but we continued to rent on a month-to-month basis. In September 2023, the Sublease was terminated. We believe that our existing remote environment is adequate for our current needs.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information About Our Common Stock

Our common stock is approved for quotation on the OTCQB under the symbol “PURE.” The OTCQB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCQB securities are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to the national stock exchanges and any prices quoted may not be a reliable indication of the value of our common stock. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of October 29, 2024, we had approximately 219 holders of record of our common stock. This does not include beneficial owners holding common stock in street name.

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

Recent Sales of Unregistered Securities

Note Purchase Agreement with Related Parties

March and June 2024 Note Purchase Agreement

On March 22, 2024, the Company entered into a Note Purchase Agreement, or the 2024 Note Purchase Agreement, with certain accredited investors, or Lenders, pursuant to which the Company issued the Lenders convertible promissory notes, or the 2024 Notes, collectively with the 2024 Note Purchase Agreement, the 2024 Note Documents, with an aggregate principal balance of $500,000, or the 2024 Private Placement. The 2024 Note Documents provide for subsequent closings for an aggregate offering size of $3.0 million in principal balance. Tom Y. Lee, a member of the Board, invested $500,000 in the 2024 Private Placement, through affiliates or directly. The disinterested members of the Board approved the 2024 Private Placement.

On June 21, 2024, we issued an additional 2024 Note to Mr. Lee pursuant to the 2024 Note Purchase Agreement in a subsequent closing with an aggregate principal of $500,000. The disinterested members of the Board approved the 2024 Private Placement. As of July 31, 2024, $1,000,000 of principal was outstanding under 2024 Note Documents.

July and October 2023 Note Purchase Agreements

In July, 2023, the Company entered into a Note Purchase Agreement, or the 2023 Note Purchase Agreement with certain accredited investors, or the 2023 Lenders, pursuant to which the Company issued the 2023 Lenders convertible promissory notes, or the 2023 Notes, collectively with the 2023 Note Purchase Agreement, or the 2023 Note Documents, with an aggregate principal balance of $1,015,000 the 2023 Private Placement. The 2023 Note Documents provide for subsequent closings for an aggregate offering size of $1.8 million in principal balance. Messrs. Tom Y. Lee and Ivan Chen, each members of the Board invested $1,000,000 and $15,000, as of July 31, 2023, respectively in the 2023 Private Placement, through affiliates or directly. On October 20, 2023, we issued an additional 2023 Note to Mr. Lee pursuant to the 2023 Note Purchase Agreement in a subsequent closing with an aggregate principal of $785,000. The disinterested members of the Board approved the 2023 Private Placement. As of July 31, 2024, $1,800,000 of principal was outstanding under 2023 Note Documents.

The 2023 Notes and 2024 Notes were issued and sold in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated under the Securities Act. Each of the persons acquiring the foregoing securities was an accredited investor (as defined in Rule 501(a) of Regulation D) and confirmed the foregoing and acknowledged, in writing, that the securities must be acquired and held for investment. No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith. The proceeds from these sales were used for general corporate purposes.

Repurchase of Equity Securities

None.

Information About Our Equity Compensation Plans

The information required under this heading is incorporated herein by reference to the applicable information set forth in Item 12 of this Annual Report.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All references to “PURE,” “we,” “our,” “us” and the “Company” in this Item 7 refer to PURE Bioscience, Inc. and our wholly owned subsidiary, ETIH20 Inc.

The discussion in this section contains forward-looking statements. These statements relate to future events, our future operations or our future financial performance. We have attempted to identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “would” or “will” or the negative of these terms or other comparable terminology, but their absence does not mean that a statement is not forward-looking. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which could cause our actual results to differ from those projected in any forward-looking statements we make. Several risks and uncertainties we face are discussed in more detail under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, or the Annual Report, or in the discussion and analysis below. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments, except as required by law. The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report.

Overview

We are dedicated to developing and commercializing proprietary antimicrobial products that address health and environmental challenges related to pathogen and hygienic control. Our technology platform is based on patented stabilized ionic silver, and our initial products contain Silver Dihydrogen Citrate, or SDC. This broad-spectrum, non-toxic antimicrobial agent is available in liquid form and various concentrations, distinguished by its superior efficacy, reduced toxicity, non-causticity, and the inability of bacteria to develop resistance.

Our SDC-based disinfecting and sanitizing products are registered with the United States Environmental Protection Agency, or EPA, the United States Food and Drug Administration, or FDA, and Health Canada. In addition to manufacturing and distributing these products, we also supply SDC-based formulations as raw material ingredients for personal care products.

We see significant market opportunities for our safe and effective SDC-based solutions, particularly in the food industry. Our registered offerings include PURE® Hard Surface, a food contact surface sanitizer and disinfectant designed for restaurant chains, food processors, and transportation companies, as well as PURE Control®, a direct food contact processing aid. Our products are sold directly to end-use customers, as well as third-party distributors who market and sell our products across various industries, maximizing our reach and impact.

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

Results of Operations – Comparison of the Years Ended July 31, 2024 and 2023

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

Net Product Sales

Net product sales were $1,955,000 and $1,871,000 for the fiscal years ended July 31, 2024 and 2023, respectively. The increase of $84,000 was attributable to increased sales across our distribution network servicing the food processing industry. Our top three customers accounted for $678,000 of net product sales for the fiscal year ended July 31, 2024.

For the year ended July 31, 2024, one customer accounted for 20% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. There were no foreign sales during the fiscal year ended July 31, 2024.

For the year ended July 31, 2023, one customer accounted for 24% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. There were no foreign sales during the fiscal year ended July 31, 2023.

During the fiscal years ended July 31, 2024 and 2023, we recognized $8,000 and $6,000 in royalties from a non-exclusive third-party distributor, respectively.

Cost of Goods Sold

Cost of goods sold was $811,000 and $906,000 for the years ended July 31, 2024 and 2023, respectively. The decrease of $95,000 was attributable to the sale of higher margin products during the current fiscal year.

Gross margin, as a percentage of net product sales, was 59% and 52% for the years ended July 31, 2024 and 2023, respectively. The increase in gross margin percentage was primarily attributable to the sale of higher margin formulations and packaging configurations of our products during the fiscal year ended July 31, 2024 as compared with the current year.

Selling, General and Administrative Expense

Selling, general and administrative expense was $3,981,000 and $4,302,000 for the years ended July 31, 2024 and 2023, respectively. The decrease of $321,000 was primarily attributable to decreased personnel, facility and board fees. These decreases were offset by increased marketing and travel fees.

Share-based compensation expense included in selling, general and administrative expense, was $214,000 and $324,000 for the fiscal years ended July 31, 2024 and 2023, respectively. The decrease of $110,000 is due to the prior year vesting of stock options and restricted stock units granted to employees, directors and consultants supporting our selling, general and administrative functions.

Research and Development Expense

Research and development expense, primarily consisting of third-party fees and personnel costs, was $302,000 and $297,000 for the years ended July 31, 2024 and 2023, respectively. The slight decrease was primarily attributable to decreased third-party testing and research supporting our EPA and FDA efforts.

Impairment of fixed assets

During the fiscal year ended July 31, 2024, management performed its annual impairment test and determined that its forecasted operations could no longer support $60,000 of computer software previously capitalized as fixed assets, and as such an impairment was recognized.

During the fiscal year ended July 31, 2023, management performed its annual impairment test and determined that its forecasted operations could no longer support $237,000 of manufacturing equipment previously capitalized as fixed assets, and as such an impairment was recognized. In addition, we wrote down $78,000 of construction in progress due to the termination of the Company’s lease at its primary facility in Rancho Cucamonga, California.

Interest Expense

Interest expense was $155,000 and $14,000 for the fiscal year ended July 31, 2024 and 2023, respectively. The increase of $141,000 was primarily due to accrued interest on the outstanding convertible notes.

Liquidity and Capital Resources

As of July 31, 2024, we had $424,000 in cash and cash equivalents compared with $1,170,000 in cash and cash equivalents as of July 31, 2023. The net decrease in cash and cash equivalents was attributable to the use of cash to fund our operations. Additionally, as of July 31, 2024, we had $3,682,000 of total liabilities, including $601,000 in accounts payable, compared with $1,553,000 of total liabilities, including $422,000 in accounts payable as of July 31, 2023. The net increase in total liabilities was due to the multiple note payable financings, summarized below, that occurred during the fiscal year ended July 31, 2024 and 2023.

We have a history of recurring losses, and as of July 31, 2024 we have a stockholders deficiency of $2,864,000. During the fiscal year ended July 31, 2024, we recorded a net loss of $3,350,000 on recorded net revenue of $1,963,000. In addition, during the year ended July 31, 2024 we used $2,531,000 in operating activities resulting in a cash balance of $349,000 as of July 31, 2024. Our history of recurring operating losses, and negative cash flows from operating activities give rise to substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

Note Purchase Agreements (See Note 5)

March and June 2024 Note Purchase Agreement

On March 22, 2024, the Company entered into a Note Purchase Agreement, or the 2024 Note Purchase Agreement, with certain accredited investors, or Lenders, pursuant to which the Company issued the Lenders convertible promissory notes, or the 2024 Notes, collectively with the 2024 Note Purchase Agreement, the 2024 Note Documents, with an aggregate principal balance of $500,000, or the 2024 Private Placement. The 2024 Note Documents provide for subsequent closings for an aggregate offering size of $3.0 million in principal balance. Tom Y. Lee, a member of the Company’s Board of Directors, or the Board, invested $500,000 in the 2024 Private Placement, through affiliates or directly. The disinterested members of the Board approved the 2024 Private Placement. On June 21, 2024, we issued an additional 2024 Note to Mr. Lee pursuant to the 2024 Note Purchase Agreement in a subsequent closing with an aggregate principal of $500,000. The disinterested members of the Board approved the 2024 Private Placement. As of July 31, 2024, $1,000,000 of principal was outstanding under the 2024 Note Documents.

July and October 2023 Note Purchase Agreements

In July 2023, the Company entered into a Note Purchase Agreement, or the 2023 Note Purchase Agreement with certain accredited investors, or the 2023 Lenders, pursuant to which the Company issued the 2023 Lenders convertible promissory notes, or the 2023 Notes, collectively with the 2023 Note Purchase Agreement, or the 2023 Note Documents, with an aggregate principal balance of $1,015,000, or the 2023 Private Placement. The 2023 Note Documents provide for subsequent closings for an aggregate offering size of $1.8 million in principal balance. Messrs. Tom Y. Lee and Ivan Chen, each members of the Board invested $1,000,000 and $15,000, as of July 31, 2023, respectively in the 2023 Private Placement, through affiliates or directly. On October 20, 2023, we issued an additional 2023 Note to Mr. Lee pursuant to the 2023 Note Purchase Agreement in a subsequent closing with an aggregate principal of $785,000. The disinterested members of the Board approved the 2023 Private Placement. As of July 31, 2024, $1,800,000 of principal was outstanding under the 2023 Note Documents.

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

Revenue Recognition

We recognize revenue in accordance with the Financial Accounting Standards Board Accounting Standards Codification or ASC, Topic 606, Revenue from Contracts with Customers or Topic 606. Under Topic 606, revenue is recognized at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer. This principle is applied using the following 5-step process:

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

Product sales generally consist of a single performance obligation that we satisfy at a point in time. We recognize product revenue once the following events have occurred: (a) we have transferred physical possession of the products, (b) we have a present right to payment, (c) the customer has legal title to the products, and (d) the customer bears significant risks and rewards of ownership of the products.

Our direct customer and distributor sales are invoiced based on received purchase orders. Our payment terms on invoiced direct customer and distributor sales range between 30 and 90 days after we satisfy our performance obligation. The majority of our customers are on 30-day payment terms. We currently offer no right of return on invoiced sales and maintain no allowance for sales returns.

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

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. During the fiscal year ended July 31, 2024, management impaired $60,000 of computer software previously capitalized as fixed assets.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of our Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2024.

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

Item 9B. Other Information

During the year ended July 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Exchange Act.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information Regarding Our Board of Directors

Pursuant to our Bylaws, the number of directors is fixed and may be increased or decreased from time to time by resolution of our Board. The Board has fixed the number of directors at seven members.

Information with respect to our directors as of October 29, 2024 is shown below.

Name	Age	Director Since	Position(s) Held
Robert Bartlett	79	2023	President, Director, Chief Executive Officer
Tom Y. Lee, CPA	75	2014	Director
Ivan Chen	42	2018	Director
Tom Myers	72	2021	Director
Bernard Blotner	74	2023	Director
David M. Rendall	50	2021	Director
Darin Zehr	56	2024	Director

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

Mr. Chen earned a Juris Doctor, or J.D. from Harvard Law School, a master’s degree from the University of Cambridge, and a bachelor’s degree from Northwestern University. He is admitted to the bar in California and New York and is a registered in-house counsel in Arizona.

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

Bernard Blotner joined our Board in February 2023. Mr. Blotner retired in April 2020 as Senior Vice President and Corporate Client Group Director with Morgan Stanley Wealth Management. He was associated with Morgan Stanley since 1983, having joined the firm originally with E.F. Hutton & Company. Beginning in 1988, Mr. Blotner and his team focused on serving the investment needs of high net worth individuals and corporations, specifically in relation to stock option plans, stock purchase plans, restricted stock plans, control and restricted securities, and Rule 144 transactions. The team’s assets under management was over $750 million, and plans ranged from small, local companies to multinational Fortune 500 companies. He was a member of the National Association of Stock Plan Professionals, and his licenses included Financial Industry Regulatory Agency Series 7, Series 65, Series 63 and Series 3. Mr. Blotner was named to the list of Forbes Best-In-State Wealth Advisors (2020). He graduated cum laude from Boston College with a Bachelor of Arts degree and received his Master of Arts degree from San Diego State University. Mr. Blotner has served on the Boards of Directors of several not for profit organizations. Prior to joining Morgan Stanley, he was the Program Director of the Jewish Community Center in San Diego.

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

We believe Mr. Rendall’s qualifications to serve as a director on our Board include his substantial managerial experience and that his business expertise and insight into specific areas of sales and marketing can provide leadership to the Company through various stages of potential development and growth. In addition, the Board values his legal expertise.

Darin Zehr joined our Board in May 2024. Mr. Zehr brings extensive experience working in the food industry. Since 1990, he has held various roles in food quality and safety, sanitation, and operations management. He is the General Manager of Commercial Food Sanitation LLC, or CFS. CFS, an Intralox Company, is a global food safety consulting and training organization that works across all food industry segments and has operations in North and South America, Europe, Asia, and Australia. Prior to this role, Mr. Zehr spent 22 years with Kraft Foods where he held numerous roles in operations, including Area Sanitation Manager, Business Unit Manager, and Plant Manager. Mr. Zehr received a Bachelor of Science degree in Chemistry from The State University of New York at Oswego.

We believe Mr. Zehr’s qualifications to serve as director on our Board include his considerable experience and commitment working in the food safety industry.

Information Regarding Our Executive Officers

Information with respect to our executive officers as of October 29, 2024 is shown below. Since Robert Bartlett and Tom Myers also serve on the Board, their biographies are set forth under “Information Regarding the Board of Directors” above.

Name	Age	Position(s) Held	Position(s) Held Since
Robert Bartlett	79	Chief Executive Officer	2023
Mark Elliott	49	Vice President, Finance	2015
Tom Myers	72	Executive Vice President of Technology & Development	2023

Mark Elliott was appointed as our Vice President of Finance and Principal Financial and Accounting Officer in July 2015. Mr. Elliott joined the Company in 2004 as accounting manager and has been responsible for managing all accounting and regulatory reporting activities since he was promoted to Controller in May 2006. He has also been responsible for establishing all current financial and reporting systems. Prior to joining the Company, Mr. Elliott worked in government accounting. He earned a Bachelor of Science, Business Administration-Accountancy at California State University-San Marcos.

Family Relationships

Mr. Ivan Chen is the nephew of Mr. Tom Y. Lee. There are no other family relationships between any current director executive officer, or any director or executive officer during the fiscal year ended July 31, 2024.

Corporate Governance

Overview

We are committed to maintaining high standards of business conduct and corporate governance, which we believe are fundamental to the overall success of our business, serving our stockholders well and maintaining our integrity in the marketplace. Our Corporate Governance Guidelines and Code of Business Conduct and Ethics (defined below), together with our Certificate of Incorporation, Bylaws and the charters of our Board Committees (defined below), form the basis for our corporate governance framework. As discussed below, our Board has established two standing committees to assist it in fulfilling its responsibilities to the Company and its stockholders: the Audit Committee and the Compensation Committee, or the Board Committees. The Board performs the functions typically assigned to a Nominating and Corporate Governance Committee.

Corporate Governance Guidelines

Our Corporate Governance Guidelines are designed to ensure effective corporate governance of our Company. Our Corporate Governance Guidelines cover topics including, but not limited to, director qualification criteria, director responsibilities, director compensation, director orientation and continuing education, communications from stockholders to the Board, succession planning and the annual evaluations of the Board and the Board Committees. Our Corporate Governance Guidelines are reviewed regularly by the Board and revised when appropriate. The full text of our Corporate Governance Guidelines can be found in the “Corporate Governance” section of our website accessible at www.purebio.com. A printed copy may also be obtained by any stockholder upon request to our Corporate Secretary.

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

Director Independence

We are not currently listed on any national securities exchange or in an inter-dealer quotation system that has established a standard for independence. However, in evaluating the independence of our members and the composition of the Board Committees, our Board utilizes the definition of “independence” as that term is defined by applicable listing standards of the NYSE MKT. As of the date hereof, our Board consists of seven members, four of whom are considered independent as that term is defined by applicable listing standards of the NYSE MKT. Our independent directors include: Messrs. Chen, Blotner, Rendall and Zehr.

Board and Board Committee Attendance

During the fiscal year ended July 31, 2024, the Board met six times and it took action by unanimous written consent three times. During the fiscal year ended July 31, 2024, our Audit Committee met four times. Four of the directors attended 100% of the meetings of the Board, one director attended 90% and one director attended 70%.

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

Board Committees

Compensation Committee. The Compensation Committee currently consists of Messrs. Chen (Chair), Blotner, Rendall and Zehr. The functions of the Compensation Committee include the approval of the compensation offered to our executive officers and recommending to the full Board the compensation to be offered to our directors, including our Chairman. The Board has determined that Messrs. Chen, Blotner, Rendall and Zehr are each an “independent director” under the listing standards of the NYSE MKT. In addition, the members of the Compensation Committee each qualify as a “non-employee director” for purposes of Rule 16b-3 under the Exchange Act and as an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee is governed by a written charter approved by the Board, a copy of which is available on our website at www.purebio.com.

Audit Committee. The Audit Committee currently consists of Messrs. Chen (Chair), Blotner, Rendall and Zehr. The functions of the Audit Committee include the retention of our independent registered public accounting firm, reviewing and approving the planned scope, proposed fee arrangements and results of the Company’s annual audit, reviewing the adequacy of the Company’s accounting and financial controls and reviewing the independence of the Company’s independent registered public accounting firm. The Board has determined that Messrs. Chen, Blotner, Rendall and Zehr are each an “independent director” under the listing standards of the NYSE MKT. The Board has also determined that Messrs. Chen, Blotner and Rendall are each an “audit committee financial expert” within the applicable definition of the SEC. The Audit Committee is governed by a written charter approved by the Board, a copy of which is available on our website at www.purebio.com.

Nominating and Corporate Governance Committee. The Board has not established a Nominating and Corporate Governance Committee, and as a result performs the functions typically assigned to a Nominating and Corporate Governance Committee, including the following roles: identification, recruitment and nomination of candidates for the Board and the Board Committees, determining the structure, composition and functioning of the Board and its committees including the reporting channels through which the Board receives information and the quality and timeliness of the information; developing and recommending to the Board corporate governance guidelines applicable to the Company and annually reviewing and recommending changes, as necessary or appropriate; and overseeing the annual evaluation of the Board’s effectiveness and performance.

Board and Board Committee Effectiveness

The Board and each of the Boards Committees performs an annual self-assessment to evaluate their effectiveness in fulfilling their obligations. The Board’s and each Board Committee’s evaluations cover a wide range of topics, including, among others, the fulfillment of the Board, Board Committees, responsibilities identified in the Corporate Governance Guidelines and charters for each Board Committee.

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

Board Oversight of Risk

The Board is actively involved in the oversight of risks that could affect the Company. The Board as a whole has responsibility for risk oversight of the Company’s risk management policies and procedures, with reviews of certain areas being conducted by the relevant Board committee. The Board satisfies this responsibility through reports by each Committee Chair regarding the Committee’s considerations and actions, as well as through regular reports directly from management responsible for oversight of particular risks within the Company. Specifically, the Board committees address the following risk areas:

●	The Compensation Committee is responsible for overseeing the management of risks related to the Company’s executive compensation plans and arrangements.

●	The Audit Committee discusses with management the Company’s major financial and other risk exposures , including cybersecutiry, and the steps management has taken to monitor and control such exposures.

The Board as a whole considers risks related to regulatory and compliance matters as well as risks related to the Company’s sales and marketing and research and development initiatives.

The Board encourages management to promote a corporate culture that incorporates risk management into the Company’s day-to-day business operations.

Stockholder Recommendations for Director Nominees

In nominating candidates for election as a director, the Board will consider a reasonable number of candidates recommended by a single stockholder who has held over 20% of PURE Bioscience, Inc. common stock for over one year and who satisfies the notice, information and consent provisions set forth in our Bylaws and Corporate Governance Guidelines. Stockholders who wish to recommend a candidate may do so by writing to the Board in care of the Corporate Secretary, PURE Bioscience, Inc., 771 Jamacha Road, #512, El Cajon, California 92019. The Board will use the same evaluation process for director nominees recommended by stockholders as it uses for other director nominees. A printed copy of our Bylaws may be obtained by any stockholder upon request to our Corporate Secretary.

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

Insider Trading Arrangements and Policies

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of the Company’s insider trading policy has been filed as Exhibit 19.1 to this Annual Report.

We have not adopted an insider trading policy governing the purchase, sale, and other dispositions of our securities by directors, senior management, and employees, but plan to do so in the future. However, the Board and management are cognizant of the need to promote compliance with applicable securities laws, known as “insider trading” laws, which prohibit persons who receive or become aware of material non-public information about the Company (or other companies that do business with the Company) from trading in the Company’s (or such other company’s) securities or providing material non-public information to others who may trade in the Company’s (or such other company’s) securities on the basis of that information.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth a summary of cash and non-cash compensation awarded, earned or paid for services rendered to us during the fiscal years ended July 31, 2024 and July 31, 2023 by our named executive officers, consisting of (i) each individual serving as principal executive officer during the fiscal year ended July 31, 2024 and (ii) our other two most highly compensated officers serving during the fiscal year ended July 31, 2024.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus		Option Awards ($)(2)		All Other Compensation ($)(3)	Total Compensation ($)
Robert Bartlett	2024	$200,000	$—		$15,000	(4)	$—	$215,000
Chief Executive Officer	2023	$109,000	$17,500	(5)	$—		$3,300	$129,800
Mark Elliott	2024	$180,000	—		$15,000	(6)	$—	$195,000
Vice President Finance	2023	$180,000	—		$15,000	(7)	$—	$195,000
Tom Myers	2024	$200,000	—		$15,000	(8)	$—	$215,000
Executive Vice President of Technology & Development	2023	$200,000	—		$37,000	(9)	$—	$237,000

(1)	Amounts reflect salary earned during the respective fiscal years.

(2)	Amounts for the years ended July 31, 2024 and 2023 reflect the grant date fair value for financial statement reporting purposes with respect to stock options granted during the respective fiscal years, calculated in accordance with authoritative guidance.

(3)	Represents $3,300 in Board fees for Mr. Bartlett’s service prior to his appointment as Chief Executive Officer. Represents $30,000 in Board fees and $14,000 for medical insurance payments reimbursed to Mr. Lee during the fiscal year ended July 31, 2023.

(4)	Represents an award consisting of options to purchase 150,000 shares of common stock.

(5)	Represents a sign-on bonus paid to Mr. Bartlett upon his appointment as Chief Executive Officer.

(6)	Represents an award consisting of options to purchase 150,000 shares of common stock.

(7)	Represents an awards consisting of options to purchase 100,000 shares of common stock.

(8)	Represents an award consisting of options to purchase 150,000 shares of common stock.

(9)	Represents two awards consisting of options to purchase 250,000 shares of common stock.

Narrative to Summary Compensation Table

The compensation program established for the Company’s executive officers consisted of the following elements:

Base Salary: The base salaries of our named executive officers depend on their job responsibilities, the market rate of compensation paid by companies in our industry for similar positions, our financial position and performance, and the strength of our business. Base salaries provide a fixed means of compensation in order to attract and retain talent. Mr. Lee received no base salary as Chief Executive Officer prior to his resignation in March 2023. The base salary for Mr. Bartlett was voluntary reduced from $300,000 per year to $200,000 per year during the fiscal year ended July 31, 2023. During the fiscal year ended July 31, 2024 the base salaries for Messrs. Bartlett, Elliott and Myers was $200,000, $180,000 and $200,000, respectively.

Performance-Based Cash Awards: As part of the Company’s executive compensation program, our executive officers are eligible to receive performance-based cash awards. The annual performance-based cash awards are based on the executive officer’s individual performance and the Company’s actual performance compared to the corporate goals approved by the Board and the Compensation Committee. Following the end of each fiscal year, the Board and the Compensation Committee is responsible for determining the bonus amount payable to an executive officer based on that executive officer’s individual performance during the fiscal year and its determination of the Company’s actual performance compared to the corporate goals established for that fiscal year. Due to the Company’s limited financial resources and performance, our named executive officers did not receive any performance-based cash bonuses for the years ended July 31, 2024 and 2023.

Long-Term Equity Awards: Equity ownership by our executive officers and key employees encourages them to create long-term value and aligns their interests with those of our stockholders. As a result, our executive compensation program provides for the issuance of stock options and RSUs as determined by the Compensation Committee and our Board.

Outstanding Equity Awards at Year-End

The following table provides a summary of all equity awards held by our named executive officers that were outstanding as of July 31, 2024.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
Robert Bartlett	150,000	$0.12	7/31/2033	(1)
Mark Elliott	150,000	$0.12	7/31/2033	(2)
	100,000	$0.20	9/30/2032	(3)
	100,000	$0.45	6/18/2031	(4)
	150,000	$0.33	1/29/2030	(5)
	150,000	$0.79	5/15/2030	(5)
Tom Myers	150,000	$0.12	7/31/2033	(6)
	125,000	$0.20	9/30/2032	(7)
	125,000	$0.20	9/30/2023	(7)
	125,000	$0.45	6/18/2031	(8)
	125,000	$0.33	1/29/2030	(9)
	125,000	$0.79	5/15/2030	(9)

(1)	During the year ended July 31, 2024, we granted Mr. Bartlett an award consisting of an option to purchase 150,000 shares of common stock. The options have a ten-year term and vest in four quarterly installments.

(2)	During the year ended July 31, 2024, we granted Mr. Elliott an award consisting of an option to purchase 150,000 shares of common stock. The options have a ten-year term and vest in four quarterly installments.

(3)	During the year ended July 31, 2023, we granted Mr. Elliott awards consisting of an option to purchase 100,000 shares of common stock. The options have a ten-year term and vest in four quarterly installments.

(4)	During the year ended July 31, 2021, we granted Mr. Elliott awards consisting of an option to purchase 100,000 shares of common stock. The options have a ten-year term and vest in four quarterly installments.

(5)	During the year ended July 31, 2020, we granted Mr. Elliott awards consisting of an option to purchase 300,000 shares of common stock. The options have a five-year term and vest in four quarterly installments.

(6)	During the year ended July 31, 2024, we granted Mr. Myers awards consisting of an option to purchase 150,000 shares of common stock. The options have a ten-year term and vest in four quarterly installments.

(7)	During the year ended July 31, 2023, we granted Mr. Myers awards consisting of an option to purchase 250,000 shares of common stock. 125,000 options vest quarterly over one year. The remaining 125,000 options vest annually over two years. All 250,000 options have a ten-year term.

(8)	During the year ended July 31, 2021, we granted Mr. Myers awards consisting of an options to purchase 125,000 shares of common stock. The options have a ten-year term and vest in four quarterly installments.

(9)	During the year ended July 31, 2020, we granted Mr. Myers awards consisting of an options to purchase 250,000 shares of common stock. The options have a five-year term and vest in four quarterly installments.

During the year ended July 31, 2024, Messrs. Bartlett, Elliott and Myers had 150,000, 175,000 and 243,750 option awards vest, respectively. There was no respective value on vesting.

Employment Agreements; Potential Payments Upon Termination or a Change in Control for Current Executive Officers

On March 15, 2023, we entered into an employment agreement with Robert Bartlett, or the Bartlett Employment Agreement, to serve as our Chief Executive Officer pursuant to which Mr. Bartlett was entitled to receive an annual base salary of $300,000, a one-time signing bonus of $17,500 and an option to purchase 500,000 shares of our common stock to be granted at a future date. During the fiscal year ended July 31, 2023, Mr. Bartlett’s salary was voluntarily reduced from $300,000 to $200,000. Mr. Bartlett’s employment is “at will” and may be terminated at any time, with or without cause (as defined in the Bartlett Employment Agreement) with 30-days advance written notice.

Pay-Versus-Performance

As required by Section 952(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(v) of Regulation S-K, we are providing the following information about the relationship between executive compensation actually paid, or CAP, and our financial performance for each of the last two completed fiscal years. In determining the CAP to our named executive officers (or “NEOs”), we are required to make various adjustments to amounts that have been previously reported in the Summary Compensation Table in previous years, as the SEC’s valuation methods for this disclosure differ from those required in the Summary Compensation Table. For our NEOs, other than our principal executive officer (the “PEO”), compensation is reported as an average.

					Average		Value of Initial Fixed
					Summary Compensation	Average	$100 Investment
	Summary Compensation		Compensation		Table Total for	Compensation Actually Paid	Based On Total
Year	Table Total for PEO(1)		Actually Paid to PEO(2)		Non-PEO NEOs(3)	to Non-PEO NEOs(4)	Stockholder Return(5)	Net Loss (in thousands)(6)
	Robert Bartlett	Tom Y. Lee	Robert Bartlett	Tom Y. Lee
2024	$200,000	$—	$185,000	$—	$190,000	$160,000	$8.00	$3,371
2023	$129,800	$92,000	$129,800	$67,800	$187,500	$179,100	$9.00	$3,961

(1)	Our PEO’s for each year reported are as follows: Fiscal 2024: Robert Bartlett, our current President and Chief Executive Officer. Fiscal 2023: Robert Bartlett, our current President and Chief Executive Officer and Tom Y. Lee, our former President and Chief Executive Officer.
(2)	Mr. Lee did not receive any equity awards for his service as PEO during fiscal 2024. Mr. Bartlett did not receive any equity awards during fiscal 2023. In accordance with SEC rules, the following adjustments were made to determine the CAP to Robert Bartlett and Tom Y. Lee during fiscal years 2024 and 2023, which consisted solely of adjustments to the PEO’s equity awards:

Description of Adjustment	Robert Bartlett	Tom Y. Lee
Fiscal Year	2024	2023
Summary Compensation Table - Total Compensation	$200,000	$92,000
- Grant Date Fair Value of Option Awards Granted in the Covered Fiscal Year	$(15,000)	$(48,000)
+ Fair Value at Fiscal Year-End of Outstanding and Unvested Option Awards Granted in the Covered Fiscal Year	$—	$23,800
+ Change in Fair Value of Outstanding and Unvested Option Awards Granted in Prior Fiscal Years	$—	$—
+ Fair Value on Vesting Date of Option Awards Granted in the Covered Fiscal Year that Vested During the Covered Fiscal Year	$—	$—
+ Change in Fair Value as of Vesting Date of Option Awards Granted in Prior Fiscal Years that Vested in the Covered Fiscal Year	—	—
- Fair Value as of Prior Fiscal Year-End of Option Awards Granted in Prior Fiscal Years that Failed to Meet Applicable Vesting Conditions During the Covered Fiscal Year	$—	$—
Compensation Actually Paid	$185,000	$67,800

(3)	The non-PEO NEOs for whom the average compensation is presented in this table for fiscal years 2024 and 2023 are Tom Myers and Mark Elliott. The dollar amounts reported in this column represent the average of the amounts reported for the non-PEO NEOs in the “Total” column of the Summary Compensation Table in the applicable fiscal year.
(4)	In accordance with SEC rules, the following adjustments were made to determine the CAP on average to our non-PEO NEOs during fiscal years 2024 and 2023, which consisted solely of adjustments to the non-PEO NEOs’ equity awards:

Description of Amount	2024	2023
Summary Compensation Table - Total Compensation	$190,000	$187,500
- Grant Date Fair Value of Option Awards Granted in the Covered Fiscal Year	$(30,000)	$(26,000)
+ Fair Value at Fiscal Year-End of Outstanding and Unvested Option Awards Granted in Covered Fiscal Year	$—	$17,600
+ Change in Fair Value of Outstanding and Unvested Option Awards Granted in Prior Fiscal Years	$—	$—
+ Fair Value on Vesting Date of Option Awards Granted in the Covered Fiscal Year that Vested During the Covered Fiscal Year	$—	$—
+ Change in Fair Value as of Vesting Date of Option Awards Granted in Prior Fiscal Years that Vested in the Covered Fiscal Year	$—	$—
- Fair Value as of Prior Fiscal Year-End of Option Awards Granted in Prior Fiscal Years that Failed to Meet Applicable Vesting Conditions During the Covered Fiscal Year	$—	$—
Compensation Actually Paid	$160,000	$179,100

(5)	Total Stockholder Return illustrates the value, as of the last day of the indicated fiscal year, of an investment of $100 in our Common Stock on July 31, 2021.
(6)	The dollar amounts reported represent the amount of net loss reflected in our audited financial statements for the applicable year.

Compensation Actually Paid and Total Stockholder Return

The following graph reflects the relationship between the PEO and average non-PEO NEO CAP versus the Company’s cumulative Total Stockholder Return, assuming an initial fixed investment of $100, for the fiscal years ended July 31, 2024 and 2023.

Compensation Actually Paid vs. Company TSR
Compensation Actually Paid ($1M)
$0.20
$0.18
$0.16
$0.14
$0.12
$0.10
$0.08
$0.06
$0.04
$0.02
$-
Value of $100 Investment From 7/31/2021
$25.00
$20.00
$15.00
$10.00
$5.00
$-
7/31/2024
7/31/2023
PEO CAP ($M)
Average NEO CAP ($M)
TSR

Compensation Actually Paid and Net Loss

The following graph reflects the relationship between the PEO and average non-PEO NEO CAP and the Company’s net loss for the fiscal years ended July 31, 2024 and 2023.

Compensation Actually Paid vs. Company Net Loss
Compensation Actually Paid ($1M)
$0.20
$0.18
$0.16
$0.14
$0.12
$0.10
$0.08
$0.06
$0.04
$0.02
$-
$(3,000.00)
$(3,100.00)
$(3,200.00)
$(3,300.00)
$(3,400.00)
$(3,500.00)
$(3,600.00)
$(3,700.00)
$(3,800.00)
$(3,900.00)
$(4,000.00)
$(4,100.00)
Net Loss (in Thousands)
7/31/2024
7/31/2023
PEO CAP ($M)
Average NEO CAP ($M)
Net Loss

Code Section 162(m) Provisions

Section 162(m) of the U.S. Internal Revenue Code, or the IRS Code, generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to the Chief Executive Officer or any of the four most highly compensated officers. Prior to changes in tax law taking effect in 2018, there was an exception to the $1.0 million limitation for performance-based compensation, including stock options, meeting certain requirements. Before such amendments we had not adopted a policy that all compensation must qualify as deductible under Section 162(m) of the IRS Code. The exemption from the Section 162(m) deduction limit for performance-based compensation has been repealed, effective for taxable years beginning after December 31, 2017, such that compensation paid to our Chief Executive Officer and certain other executive officers in excess of $1.0 million will not be deductible unless it qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017.

Compensation of Directors

The following table sets forth compensation earned in the fiscal year ended July 31, 2024 by each of our non-employee directors who are not named executive officers.

	Fees Earned or Paid in Cash	Option Awards	Total Compensation
Name	($)	($)(1)	($)
Ivan Chen	$37,500	$15,000	$52,500
Tom Y. Lee	$30,000	$12,000	$42,000
David M. Rendall	$34,000	$12,000	$46,000
Bernard Blotner	$34,000	$12,000	$46,000
Darin Zehr	$8,500	$—	$8,500

(1) Amounts for the year ended July 31, 2024 reflect the grant date fair value for financial statement reporting purposes with respect to stock options granted during the fiscal year, calculated in accordance with authoritative guidance.

Narrative to Director Compensation Table

Each non-employee director of the Company receives cash fees from the Company for their services as members of the Board, and any Board Committees, as follows:

●	Each non-employee director receives an annual fee of $30,000 payable for such director’s service on the Board and each member of the Audit Committee and Compensation Committee receives an additional annual fee of $2,000 and $2,000, respectively, payable for such director’s service on that Board Committee.

●	The Chair of the Audit Committee receives an additional annual fee of $5,000 for such Chair’s service and the Chair of the Compensation Committee receives an additional annual fee of $2,500 for such Chair’s service.

Annual fees are normally paid to each non-employee director in four equal installments on a quarterly basis. Any non-employee directors serving a portion of the year are entitled to receive such fees on a pro rata basis based on their length of service during the year. Mr. Myers and Mr. Bartlett did not receive any additional compensation for their board service.

Additionally, new members of the Board are entitled to receive stock options in an amount to be determined by the Compensation Committee or the Board.

During the fiscal year ended July 31, 2024, Messrs. Chen, Lee, Rendall and Blotner received options to purchase 150,000, 125,000, 125,000 and 125,000 shares of common stock, respectively. The options vest fifty percent (50%) on the date of the next annual meeting and fifty percent (50%) on the date of the following year’s annual meeting. Mr. Zehr did not receive any equity awards during the fiscal year ended July 31, 2024.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information regarding the beneficial ownership of our common stock as of October 29, 2024, or the Evaluation Date, by: (i) each of our current directors, (ii) each of our named executive officers as set forth in Item 11 of this Annual Report, (iii) all such directors and executive officers as a group and (iv) our five percent or greater stockholders. The table is based upon information supplied by our officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Applicable percentages are based on 117,381,473 shares outstanding as of the Evaluation Date, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options or warrants or settlement of restricted stock units that are either immediately exercisable or exercisable within 60 days of the Evaluation Date. These shares are deemed to be outstanding and beneficially owned by the person holding those securities for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name (1)	Number of Shares Beneficially Owned		Percent of Common Stock
Tom Y. Lee	45,650,625	(2)	38,89%
Mark Elliott	722,350	(3)	*
Tom Myers	1,725,100	(4)	1.47%
Ivan Chen	1,550,000	(5)	1.32%
David M. Rendall	689,871	(6)	*
Robert Bartlett	700,000	(7)	*
Bernard Blotner	72,500	(8)	*
All of our named executive officers and directors as a group (7 persons)	51,110,446	(9)	43.54%

*	Indicates less than one percent of the outstanding shares of the Company’s common stock.

(1)	Unless, noted below, the address for each person listed in the table is c/o PURE Bioscience, Inc., 771 Jamacha Road, #512, El Cajon, California 92019.

(2)	Consists of 1,637,500 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 44,013,125 shares of common stock held directly by Mr. Lee and his affiliates.

(3)	Consists of 650,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 72,350 shares of common stock held directly by Mr. Elliott.

(4)	Consists of 875,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 850,100 shares of common stock held directly by Mr. Myers.

(5)	Consists of 800,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 750,000 shares of common stock held directly by Mr. Chen.

(6)	Consists of 287,500 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 402,371 shares of common stock held directly by Mr. Rendall.

(7)	Consists of 650,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 50,000 shares of common stock held directly by Mr. Bartlett.

(8)	Consists of 62,500 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 10,000 shares of common stock held directly by the Blotner Family 1998 Trust.

(9)	Consists of 4,962,500 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date and 46,147,946 shares of common stock, held by all directors and executive officers as a group.

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

To the Company’s knowledge, no person who, during the fiscal year ended July 31, 2024, was a director or officer of the Company, or beneficial owner of more than ten percent of the Company’s Common Stock (which is the only class of securities of the Company registered under Section 12 of the Act), failed to file on a timely basis reports required by Section 16 of the Act during such fiscal year.

Information About Our Equity Compensation Plans

2024 Equity Incentive Plan

Our shareholders approved our 2024 Equity Incentive Plan, or the 2024 Plan, in February 2024, which has a share reserve of 10,000,000 shares of common stock that were registered under a Form S-8 filed with the SEC in August 2024. The 2024 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board. The 2024 Plan replaced the prior amended and restated 2007 and 2017 shareholder approved equity plans. As of July 31, 2024, there were 10,000,000 shares available for issuance under the 2024 Plan.

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

The following table sets forth, as of July 31, 2024, information with respect to our equity compensation plans, and with respect to certain other options and warrants.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	7,340,000	$0.37	10,000,000
Equity compensation plans not approved by stockholders	400,000	1.15	—
Total	7,740,000	$0.41	10,000,000

(1)	Includes options only and does not include restricted stock units

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as described below and other than Board or employment relationships and compensation resulting from those employment relationships, no director, executive officer, 5% stockholder or immediate family member of any of the foregoing, was a party to any transaction or series of transactions since August 1, 2021 (the beginning of the year ended July 31, 2022), or is to be a party to any currently proposed transaction or series of proposed transactions, in which (i) we were or are to be a participant, (ii) the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at fiscal year-end for the fiscal years ended July 31, 2024 and 2023, which is $12,000, and (iii) any director, executive officer, or immediate family member of any of the foregoing had or will have a direct or indirect material interest.

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

Equity Transactions with our Directors and Officers

March and June 2024 Note Purchase Agreement

On March 22, 2024, the Company entered into the 2024 Note Purchase Agreement, with certain Lenders, pursuant to which the Company issued the 2024 Notes, with an aggregate principal balance of $500,000, in the 2024 Private Placement. The 2024 Note Documents provide for subsequent closings for an aggregate offering size of $3.0 million in principal balance. Tom Y. Lee, a member of the Board, invested $500,000 in the 2024 Private Placement, through affiliates or directly.

On June 21, 2024, we issued an additional 2024 Note to Mr. Lee pursuant to the 2024 Note Purchase Agreement in a subsequent closing with an aggregate principal of $500,000. The disinterested members of the Board approved the 2024 Private Placement. As of July 31, 2024, $1,000,000 of principal was outstanding under 2024 Note Documents.

July and October 2023 Note Purchase Agreements

In July, 2023, the Company entered into the 2023 Note Purchase Agreement with the 2023 Lenders pursuant to which the Company issued the 2023 Lenders the 2023 Notes, with an aggregate principal balance of $1,015,000 in the 2023 Private Placement. The 2023 Note Documents provide for subsequent closings for an aggregate offering size of $1.8 million in principal balance. Messrs. Tom Y. Lee and Ivan Chen, each members of the Board invested $1,000,000 and $15,000, as of July 31, 2023, respectively in the 2023 Private Placement, through affiliates or directly. On October 20, 2023, we issued an additional 2023 Note to Mr. Lee pursuant to the 2023 Note Purchase Agreement in a subsequent closing with an aggregate principal of $785,000. The disinterested members of the Board approved the 2023 Private Placement. As of July 31, 2024, $1,800,000 of principal was outstanding under 2023 Note Documents.

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

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee are or have been an officer or employee of us. During fiscal 2024, 2023 and 2022, no member of our Compensation Committee had any relationship with us requiring disclosure under Item 404 of Regulation S-K. Except as set forth above, none of our executive officers served on the compensation committee (or its equivalent) or board of directors of another entity any of whose executive officers served on our Compensation Committee or board of directors.

Board Composition

We are not currently listed on any national securities exchange or in an inter-dealer quotation system that has established a standard for independence. However, in evaluating the independence of our members and the composition of the committees of our Board of Directors, our Board utilizes the definition of “independence” as that term is defined by applicable listing standards of the NYSE MKT. As of the date of this Annual Report, our Board consists of six members, three of whom are considered independent as that term is defined by applicable listing standards of the NYSE MKT. Our independent directors include: Messrs. Chen, Blotner, Rendall and Zehr.

Our directors are appointed annually, and hold office until their successors have been elected and qualified or until their earlier death, resignation, disqualification, or removal.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Weinberg & Company, P.A. for the years ended July 31, 2024 and 2023, respectively. All fees described below were approved by the Board or the Audit Committee:

	For the years ended July 31,
	2024	2023
Audit Fees	$109,000	$102,000
Audit-Related Fees	$—	$—
Tax Fees	$31,000	$24,000
All Other Fees	$—	$—
Total Fees	$140,000	$126,000

Audit Fees: For the years ended July 31, 2024 and 2023, the aggregate audit fees billed by our independent public accounting firm were for services rendered for the audit and quarterly reviews of our financial statements, including our Annual Report and our periodic reports, and fees incurred related to the filings of registration statements.

Audit-Related Fees: For the years ended July 31, 2024 and 2023, there were no audit-related fees billed by our independent public accounting firm.

Tax Fees: For the years ended July 31, 2024 and 2023, the aggregate tax fees consist of amounts billed by an affiliate of our independent auditors for services in connection with the preparation of our federal and state tax returns.

All Other Fees: For the years ended July 31, 2024 and 2023, there were no fees billed by our independent public accounting firm for other services, other than the fees described above.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	The list of financial statements filed in response to Part II, Item 8 is set forth at the end of this Annual Report.

	(2)	Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)		The following exhibits are filed as part of this Annual Report pursuant to Item 601 of Regulation S-K:

	3.1	Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012).

	3.1.1	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012).

	3.1.2	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on May 19, 2021).

	3.1.3	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on August 9, 2024).

	3.2	Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012).

	3.2.1	Amendment to the Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012).

	4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on December 7, 2016).

	4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on December 7, 2016).

	4.3 *	Description of Capital Stock

	4.4	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on July 10, 2023).

	4.5	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed with the SEC on March 27, 2024).

	10.1#	Amended and Restated PURE Bioscience 2007 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on February 5, 2016)

	10.2 #	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013).

	10.3#	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K filed with the SEC on October 24, 2013).

	10.4†	Manufacturing Supply Agreement, dated June 21, 2019, by and between Pure Bioscience Inc. and Intercon Chemical Company (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on June 26, 2019).

	10.5 #	Form of RSU Agreement between PURE Bioscience, Inc. and executive officers (incorporated by reference to Exhibit 10.32 of the Annual Report on Form 10-K filed with the SEC on October 28, 2015).

10.6 #	Form of Non-Employee Director Restricted Stock Units Agreement (Non-plan) (incorporated by reference to Exhibit 99.5 of the Current Report on Form 8-K filed with the SEC on June 23, 2017).

10.7 #	Form of Non-Employee Director Option Agreement (Non-plan) (incorporated by reference to Exhibit 99.6 of the Current Report on Form 8-K filed with the SEC on June 23, 2017).

10.8 #	Pure Bioscience, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 18, 2018).

10.9	Promissory Note, dated June 28, 2018, issued to Tom Y. Lee (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 2, 2018).

10.10	Form of Amendment to Warrant (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on February 22, 2019).

10.11	Form of Amendment to Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on June 29, 2019).

10.12	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on October 3, 2019).

10.13	Sublease Agreement, effective July 25, 2019, by and between the Company and SwabPlus L.P. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on August 2, 2019).

10.14	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 19, 2022).

10.15	Form of Note Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 10, 2023).

10.16#	PURE Bioscience, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of the Registration Statement on Form S-8, filed with the SEC on August 15, 2024).

10.17#	Employment Agreement, by and between PURE Bioscience, Inc. and Robert Bartlett, dated March 15, 2023 (incorporated by referenced to Exhibit 10.16 of the Annual Report on Form 10-K, filed with the SEC on October 30, 2023).

10.18	Form of Note Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on March 27, 2024).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K, filed with the SEC on October 13, 2009)

23.1 *	Consent of Weinberg and Company, P.A.

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *	The following materials from the Company’s Annual Report on Form 10-K for the annual period ended July 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of July 31, 2024 and 2023; (ii) Consolidated Statements of Operations for the years ended July 31, 2024 and 2023; (iii) Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the years ended July 31, 2024 and 2023; and (v) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.

†	Certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed. The Company hereby undertakes to provide further information regarding such redacted information to the Commission upon request.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE BIOSCIENCE, INC.	DATE

/s/ Robert Bartlett	October 29, 2024
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

NAME	TITLE	DATE

/s/ ROBERT BARTLETT	President, Chief Executive Officer, Director	October 29, 2024
Robert Bartlett	Principal Executive Officer

/s/ MARK ELLIOTT	Vice President, Finance	October 29, 2024
Mark Elliott	Principal Financial and Accounting Officer

/s/ IVAN CHEN	Chairman of the Board	October 29, 2024
Ivan Chen

/s/ TOM MYERS	Director	October 29, 2024
Tom Myers

/s/ DAVID RENDALL	Director	October 29, 2024
David Rendall

/s/ TOM Y. LEE	Director	October 29, 2024
Tom Y. Lee

/s/ BERNARD BLOTNER	Director	October 29, 2024
Bernard Blotner

/s/ DARIN ZEHR	Director	October 29, 2024
Darin Zehr

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Pure Bioscience Inc.

El Cajon, Ca.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pure Bioscience Inc. (the “Company”) and Subsidiaries as of July 31, 2024 and 2023, and the related statements of operations, stockholders’ equity (deficiency), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities, and has a stockholders’ deficiency at July 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Issuance of convertible notes payable to related parties

As described in Note 5 to the financial statements, as of July 31, 2024, the Company issued certain convertible debentures in an aggregate amount of $2.8 million to related parties, The agreements contained provisions and terms that required the Company to analyze and determine if there were elements of the notes or its conversion feature that would result in (i) a derivative under ASC 815, Derivatives and Hedging, (ii) as liabilities in accordance with ASC 480, (iii) or as a standard note agreement. We identified auditing of the accounting for the convertible notes as a critical audit matter due to the complexity of the accounting of these liabilities, and because of the significance of the account balances,

The primary procedures we performed to address this critical audit included, among others, inspection of the debt agreement and testing management’s application of the relevant accounting guidance, including the determination of the balance sheet classification. This included examining and testing the Company’s conclusions if the notes or its conversion feature resulted in a derivative under ASC 815, Derivatives and Hedging, or as liabilities in accordance with ASC 480. We developed our independent expectation of the recording and presentation of the liabilities and compared our independent expectation to the Company presentation.

We have served as the Company’s auditor since 2019.

Weinberg & Company, P.A.
Los Angeles, California
October 29, 2024

PURE Bioscience, Inc.

Consolidated Balance Sheets

	July 31, 2024	July 31, 2023
Assets
Current assets
Cash and cash equivalents	$349,000	$1,095,000
Accounts receivable	298,000	285,000
Inventories, net	56,000	88,000
Restricted cash	75,000	75,000
Prepaid expenses	27,000	61,000
Total current assets	805,000	1,604,000
Property, plant and equipment, net	13,000	221,000
Total assets	$818,000	$1,825,000
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$601,000	$422,000
Accrued liabilities	132,000	110,000
Total current liabilities	733,000	532,000
Long-term liabilities
Convertible notes payable to related parties	2,949,000	1,021,000
Total long-term liabilities	2,949,000	1,021,000
Total liabilities	3,682,000	1,553,000
Commitments and contingencies
Stockholders’ equity (deficiency)
Preferred stock, $0.01 par value: 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 200,000,000 shares authorized, 111,856,473 shares issued and outstanding at July 31, 2024, and July 31, 2023	1,119,000	1,119,000
Additional paid-in capital	132,612,000	132,398,000
Accumulated deficit	(136,595,000)	(133,245,000)
Total stockholders’ equity (deficiency)	(2,864,000)	272,000
Total liabilities and stockholders’ equity (deficiency)	$818,000	$1,825,000

See accompanying notes.

PURE Bioscience, Inc.

Consolidated Statements of Operations

	Year ended
	July 31,
	2024	2023
Net product sales	$1,955,000	$1,871,000
Royalty revenue	8,000	6,000
Total revenue	1,963,000	1,877,000
Cost of goods sold	811,000	906,000
Gross Profit	1,152,000	971,000
Operating costs and expenses
Selling, general and administrative	3,981,000	4,302,000
Research and development	302,000	297,000
Impairment of fixed assets	60,000	315,000
Total operating costs and expenses	4,343,000	4,914,000
Loss from operations	(3,191,000)	(3,943,000)
Other income (expense)
Interest expense, net	(155,000)	(14,000)
Other income (expense), net	(4,000)	(4,000)
Total other income (expense)	(159,000)	(18,000)
Net loss	$(3,350,000)	$(3,961,000)
Basic and diluted net loss per share	$(0.03)	$(0.04)
Shares used in computing basic and diluted net loss per share	111,856,473	111,404,418

See accompanying notes.

PURE Bioscience, Inc.

Consolidated Statements of Stockholders’ Equity (Deficiency)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance July 31, 2022	111,356,473	$1,114,000	$132,079,000	$(129,284,000)	$3,909,000
Share-based compensation expense - stock options	—	—	262,000		262,000
Share-based compensation expense - restricted stock units	—	—	62,000		62,000
Issuance of common stock for vested restricted stock units	500,000	5,000	(5,000)		—
Net loss	—	—	—	(3,961,000)	(3,961,000)
Balance July 31, 2023	111,856,473	$1,119,000	$132,398,000	$(133,245,000)	$272,000
Share-based compensation expense - stock options			214,000		214,000
Net loss	—	—	—	(3,350,000)	(3,350,000)
Balance July 31, 2024	111,856,473	$1,119,000	$132,612,000	$(136,595,000)	$(2,864,000)

See accompanying notes.

PURE Bioscience, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	July 31,
	2024	2023
Operating activities
Net loss	$(3,350,000)	$(3,961,000)
Adjustments to reconcile loss to net cash used in operating activities:
Share-based compensation	214,000	324,000
Impairment of fixed assets	60,000	315,000
Depreciation and amortization	148,000	117,000
Reserve for inventory obsolescence	—	34,000
Changes in operating assets and liabilities:
Accounts receivable	(13,000)	(84,000)
Inventories	32,000	57,000
Prepaid expenses	34,000	(43,000)
Accounts payable and accrued liabilities	201,000	(43,000)
Interest on note payable	143,000	6,000
Net cash used in operating activities	(2,531,000)	(3,278,000)
Investing activities
Purchases of property, plant and equipment	—	(33,000)
Net cash used in investing activities	—	(33,000)
Financing activities
Net proceeds from convertible notes payable to related parties	1,785,000	1,015,000
Net cash provided by financing activities	1,785,000	1,015,000
Net decrease in cash, cash equivalents, and restricted cash	(746,000)	(2,296,000)
Cash, cash equivalents, and restricted cash at beginning of year	1,170,000	3,466,000
Cash, cash equivalents, and restricted cash at end of year	$424,000	$1,170,000

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$349,000	$1,095,000
Restricted cash	75,000	75,000
Total cash, cash equivalents and restricted cash	$424,000	$1,170,000

Supplemental disclosure of cash flow information
Cash paid for taxes	$5,000	$5,000

See accompanying notes.

PURE Bioscience, Inc.

Notes to Consolidated Financial Statements

1. Organization and Business

All references to “PURE,” “we,” “our,” “us,” “its” and the “Company” refer to PURE Bioscience, Inc. and our wholly owned subsidiary, ETI H20 Inc.

PURE Bioscience, Inc. is dedicated to developing and commercializing proprietary antimicrobial products that address health and environmental challenges related to pathogen and hygienic control. The Company’s technology platform is based on patented stabilized ionic silver, and our initial products contain Silver Dihydrogen Citrate, or SDC. This broad-spectrum, non-toxic antimicrobial agent is available in liquid form and various concentrations, distinguished by its superior efficacy, reduced toxicity, non-causticity, and the inability of bacteria to develop resistance.

The Company’s SDC-based disinfecting and sanitizing products are registered with the United States Environmental Protection Agency, or EPA, the United States Food and Drug Administration, or FDA, and Health Canada. In addition to manufacturing and distributing these products, the Company also supplies SDC-based formulations as raw material ingredients for personal care products.

The Company sees significant market opportunities for its safe and effective SDC-based solutions, particularly in the food industry. The Company’s registered offerings include PURE® Hard Surface, a food contact surface sanitizer and disinfectant designed for restaurant chains, food processors, and transportation companies, as well as PURE Control®, a direct food contact processing aid. The Company’s products are sold directly to end-use customers, as well as third-party distributors who market and sell our products across various industries, maximizing our reach and impact.

The Company was incorporated in the state of California in August 1992 as Innovative Medical Services. In September 2003, the Company changed its name to PURE Bioscience, Inc. In March 2011, the Company reincorporated in the state of Delaware. The Company operates in one business segment.

Liquidity and Going Concern

The Company has a history of recurring losses, and as of July 31, 2024 it has a stockholders deficiency of $2,864,000. During the fiscal year ended July 31, 2024, it recorded a net loss of $3,350,000 on recorded net revenue of $1,963,000. In addition, during the year ended July 31, 2024 the Company used $2,531,000 in operating activities resulting in a cash balance of $349,000 as of July 31, 2024. The Company’s history of recurring operating losses, and negative cash flows from operating activities give rise to substantial doubt regarding its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

The Company’s future capital requirements depend on numerous forward-looking factors. These factors may include, but are not limited to, the following: the acceptance of, and demand for, its products; the Company’s success and the success of its partners in selling our products; the Company’s success and the success of its partners in obtaining regulatory approvals to sell its products; the costs of further developing the Company’s existing products and technologies; the extent to which the Company invests in new product and technology development; and the costs associated with the continued operation, and any future growth, of its business. The outcome of these and other forward-looking factors will substantially affect its liquidity and capital resources.

Until the Company can continually generate positive cash flow from operations, it will need to continue to fund its operations with the proceeds of offerings of our equity and debt securities. However, the Company cannot ensure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or to its stockholders. If the Company raises additional funds from the issuance of equity securities, substantial dilution to its existing stockholders would likely result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict its ability to operate its business.

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

Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board or the FASB, Accounting Standards Codification or ASC, Topic 606, Revenue from Contracts with Customers or Topic 606. Under Topic 606, revenue is recognized at an amount that reflects the consideration to which it expects to be entitled in exchange for transferring goods or services to a customer. This principle is applied using the following 5-step process:

1.	Identify the contract with the customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) each performance obligation is satisfied

Under Topic 606, the Company recognizes revenue when it satisfies a performance obligation by transferring control of the promised goods or services to its customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services.

The Company’s technology platform is based on patented stabilized ionic silver, and its initial products contain silver dihydrogen citrate, or SDC. SDC is a broad-spectrum, non-toxic antimicrobial agent, which offers residual protection and formulates well with other compounds. The Company sells various configurations and dilutions of SDC direct to customers and through distributors. The Company currently offer PURE® Hard Surface as a food contact surface sanitizer and disinfectant to restaurant chains, food processors and food transportation companies. The Company also offer PURE Control® as a direct food contact processing aid.

Contract terms for unit price, quantity, shipping and payment are governed by sales agreements and purchase orders which it considers to be a customer’s contract in all cases. The unit price is considered the observable stand-alone selling price for the arrangements. Any promotional or sales discounts are applied evenly to the units sold for purposes of calculating standalone selling price.

Product sales generally consist of a single performance obligation that it satisfies at a point in time. The Company recognizes product revenue when the following events have occurred: (a) it has transferred physical possession of the products, (b) it has a present right to payment, (c) the customer has legal title to the products, and (d) the customer bears significant risks and rewards of ownership of the products.

The Company’s direct customer and distributor sales are invoiced based on received purchase orders. Its payment terms on invoiced direct customer and distributor sales range between 30 and 90 days after it satisfies its performance obligation. The majority of our customers are on 30 day payment terms. The Company currently offers no right of return on invoiced sales and maintain no allowance for sales returns.

Shipping and handling are treated as activities to fulfill promises to customers and any amounts billed to a customer, if applicable, represent revenues earned for the goods provided. Costs related to such shipping and handling billings are classified as cost of sales.

The Company does not have significant categories of revenue that may impact how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

A summary of the Company’s revenue by product type for the fiscal years ended July 31, 2024 and 2023 is as follows:

	July 31,
	2024	2023
PURE Hard Surface	$1,858,000	$1,786,000
SILVÉRION	97,000	85,000
	$1,955,000	$1,871,000

Variable Consideration

The Company records revenue from customers in an amount that reflects the transaction price it expects to be entitled to after transferring control of those goods or services. From time to time, the Company offer sales promotions on its products such as discounts. Variable consideration is estimated at contract inception only to the extent that it is probable that a significant reversal of revenue will not occur.

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

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company become aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our historical losses and an overall assessment of past due trade accounts receivable outstanding. Management determined no allowance for doubtful accounts was necessary at July 31, 2024 and 2023.

Inventories

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on its estimated forecast of product demand and its ability to sell the product(s) concerned. Demand for its products can fluctuate significantly. Factors that could affect demand for its products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers. Additionally, its management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory.

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

Share-Based Compensation

The Company periodically issue stock options and restricted stock awards to employees and non-employees in non-capital raising transactions for services and for financing costs. It accounts for such grants issued and vesting to employees based on ASC 718, whereby the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period.

The Company estimates the fair value of share-based payment awards at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and expected life of the option. Share-based compensation expense is based on awards ultimately expected to vest, and therefore is reduced by expected forfeitures.

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

The carrying amounts of financial instruments such as cash, accounts receivable, inventories, accounts payable and accrued liabilities, approximate the related fair values due to the short-term maturities of these instruments. The carrying value of the Company’s convertible notes payable approximate their fair value based on the interest rate of the notes.

Concentrations

Gross sales. For the year ended July 31, 2024, one individual customer accounted for 20% of the Company’s net product sales. No other individual customer accounted for 10% or more of its net product sales. The geographic breakdown of net product sales was as follows: 100% U.S. For the year ended July 31, 2023, one individual customer accounted for 24% of the Company’s net product sales. No other individual customer accounted for 10% or more of its net product sales. The geographic breakdown of net product sales was as follows: 100% U.S

Accounts receivable. As of July 31, 2024, the Company had accounts receivable from two customers that comprised 12% and 13% of total accounts receivable, respectively. As of July 31, 2023, the Company had accounts receivable from two customers that comprised 28% and 17% of total accounts receivable, respectively.

Purchases. For the fiscal year ended July 31, 2024 and 2023 one vendor accounted for 19% of the Company’s purchases, respectively.

Accounts payable. As of July 31, 2024, no vendors accounted for10% or more of the total trade accounts payable. As of July 31, 2023, one vendor accounted for 29% of the total trade accounts payable.

Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established to reduce deferred tax assets to the amount expected to be realized.

Income (Loss) Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. The Company’s diluted net loss per common share is the same as our basic net loss per common share because it incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an anti-dilutive effect. As of July 31, 2024 and 2023, stock options, shares issuable upon the conversion of debt, and shares issuable under restricted stock unit awards of 29,666,450 and 14,220,381, respectively, have been excluded from the computation of diluted shares outstanding.

Segments

The Company operates in one segment for the manufacture and distribution of our products. In accordance with the “Segment Reporting” Topic of the ASC, its chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying financial statements.

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

In September 2022, the FASB issued ASU 2022-04, Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, or ASU 2022-04. The ASU requires buyers to disclose information about their supplier finance programs. Interim and annual requirements include the disclosure of outstanding amounts under the obligations as of the end of the reporting period, and annual requirements include a roll-forward of those obligations for the annual reporting period, as well as a description of payment and other key terms of the programs. This update is effective for annual periods beginning after December 15, 2022, and interim periods within those fiscal years, except for the requirement to disclose roll-forward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted ASU 2022-04 on August 1, 2023, and there was no material impact on its financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, or ASC 280, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, including the significant segment expense disclosures. This standard will be effective for the Company beginning in fiscal year 2025, with early adoption permitted. The updates required by this standard should be applied retrospectively to all periods presented in the financial statements. The Company does not expect this standard to have a material impact on its results of operations, financial position or cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. Balance Sheet Details

Inventories consist of the following:

	July 31,
	2024	2023
Raw materials	$4,000	$11,000
Finished goods	52,000	77,000
	$56,000	$88,000

Inventories at July 31, 2024 and 2023, are net of a reserve for inventory obsolescence of $238,000 and $259,000, respectively.

Property, plant, and equipment consist of the following:

	July 31,
	2024	2023
Computers and equipment	$1,615,000	$1,615,000
	1,615,000	1,615,000
Less accumulated depreciation	(1,602,000)	(1,394,000)
	$13,000	$221,000

During the fiscal year ended July 31, 2024, management performed an impairment test and determined that its forecasted operations could no longer support $60,000 of computer software previously capitalized as fixed assets, and as such an impairment was recognized. During the fiscal year ended July 31, 2023, management performed its annual impairment test and determined that its forecasted operations could no longer support $237,000 of manufacturing equipment previously capitalized as fixed assets, and as such an impairment was recognized. In addition, we wrote down $78,000 of construction in progress due to the termination of the Company’s lease at its primary facility in Rancho Cucamonga, California.

Depreciation expense for the years ended July 31, 2024 and 2023 was $148,000 and $117,000, respectively.

4. Commitments and Contingencies

Legal

From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. Lawsuits against the Company or its officers or directors by employees, former employees, stockholders, partners, customers, or others, or actions taken by regulatory authorities, could be very costly and substantially disrupt its business. Such lawsuits and actions are not uncommon, and the Company may not be able to resolve such disputes or actions on terms favorable to the Company, and there may not be sufficient capital resources available to defend such actions effectively, or at all. As of July 31, 2024, there were no material lawsuits against the Company.

Manufacturing

Effective June 9, 2019, the Company entered into a five-year manufacturing supply agreement with Intercon Chemical Company or ICC with a three-year renewal term option or the Manufacturing Supply Agreement. The agreement consists of manufacturing, packaging, and distribution of PURE’s SDC-based products and contains no mandatory purchase commitment levels. The Manufacturing Supply Agreement provides:

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

5. Convertible Notes Payable to Related Parties

March and June 2024 Convertible Note Purchase Agreements

On March 22, 2024, the Company entered into a Note Purchase Agreement, or the 2024 Note Purchase Agreement, with certain accredited investors, or 2024 Lenders, pursuant to which the Company issued the Lenders convertible promissory notes, or the 2024 Notes, collectively with the 2024 Note Purchase Agreement, the 2024 Note Documents, with an aggregate principal balance of $500,000, or the 2024 Private Placement. The 2024 Note Documents provide for subsequent closings for an aggregate offering size of $3.0 million in principal balance. Tom Y. Lee, a member of the Company’s Board of Directors, or the Board, invested $500,000 in the 2024 Private Placement, through affiliates or directly. The disinterested members of the Board approved the 2024 Private Placement.

On June 21, 2024, the Company issued an additional 2024 Note to Mr. Lee pursuant to the 2024 Note Purchase Agreement in a subsequent closing with an aggregate principal of $500,000. The disinterested members of the Board approved the 2024 Private Placement. As of July 31, 2024, $1,000,000 of principal was outstanding under the 2024 Note Documents.

The 2024 Note Documents provided that the interest to the 2024 Lenders shall accrue at the rate of 7.81%, compounded annually. The Maturity Date (as defined in the 2024 Notes) of the 2024 Notes is the third-year anniversary of the date of issuance, or such earlier date as the 2024 Notes provide.

Conversion. All or any portion of the principal amount of the 2024 Notes, plus accrued and unpaid interest, is convertible at any time, in whole or in part, at a 2024 Lender’s or the Company’s option, into shares of the Company’s common stock at a conversion price equal to the 30-day volume-weighted average price of the Company’s common stock as reported on the market or exchange on which the Company’s common stock is listed or quoted for trading, or the VWAP, on the date of conversion on the last trading day prior to the date of conversion, provided that such conversion price is at least $0.13 per share and less than or equal to $0.21 per share for the March 2024 Note and least $0.115 per share and less than or equal to $0.195 per share for the June 2024 Note, subject to certain customary adjustments. Additionally, at any time following March 22, 2025, the holders of a majority of the outstanding principal balance under the 2024 Notes may elect specified in writing to convert all of the 2024 Notes at a conversion price equal to the VWAP, provided that the conversion price is equal to at least $0.115 and $0.13 per share, as discussed above, subject to certain customary adjustments.

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

July and October 2023 Convertible Note Purchase Agreements

In July, 2023, the Company entered into a Note Purchase Agreement, or the 2023 Note Purchase Agreement with certain accredited investors, or the 2023 Lenders, pursuant to which the Company issued the 2023 Lenders convertible promissory notes, or the 2023 Notes, collectively with the 2023 Note Purchase Agreement, or the 2023 Note Documents, with an aggregate principal balance of $1,015,000 the 2023 Private Placement. The 2023 Note Documents provide for subsequent closings for an aggregate offering size of $1.8 million in principal balance. Messrs. Tom Y. Lee and Ivan Chen, each members of the Company’s Board invested $1,000,000 and $15,000, as of July 31, 2023, respectively in the 2023 Private Placement, through affiliates or directly. On October 20, 2023, we issued an additional 2023 Note to Mr. Lee pursuant to the 2023 Note Purchase Agreement in a subsequent closing with an aggregate principal of $785,000. The disinterested members of the Board approved the 2023 Private Placement. As of July 31, 2024, $1,800,000 of principal was outstanding under 2023 Note Documents.

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

During the fiscal years ended July 31, 2024 and 2023, the Company recognized $143,000 and $6,000 of interest expense related to the 2024 and 2023 Notes, respectively. As of July 31, 2024, interest of $149,000 was added to the principal resulting in a balance owed of $2,949,000. In addition, as of July 31, 2024, the 2024 Notes and 2023 Notes and accrued interest were convertible into 21,213,950 shares of common stock.

6. Stockholders’ Equity

Preferred Stock

As of July 31, 2024, the Company’s Board is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.01 per share, in one or more series. As of July 31, 2024, and July 31, 2023, there were no shares of preferred stock issued and outstanding.

Common Stock

As of July 31, 2024, 200,000,000 shares of common stock with a par value of $0.01 per share are authorized for issuance.

7. Share-Based Compensation

Restricted Stock Units

The Company issues restricted stock unit awards, or RSUs, to key management and as compensation for services to consultants and others. The RSUs typically vest over a one to three-year period and carry a ten-year term. Each RSU represents the right to receive one share of common stock, issuable at the time the RSU subsequently settles, as set forth in the Restricted Stock Unit Agreement. The Company determines that fair value of those awards at the date of grant, and amortize those awards as an expense over the vesting period of the award. The shares earned under the grant are usually issued when the award settles at the end of the term.

During the fiscal year ended July 31, 2024, no compensation cost related to RSU’s was recognized, as all outstanding RSU’s were fully vested. During the fiscal year ended July 31, 2023, the Company recognized $62,000 of compensation cost relating to the vesting of RSU’s.

During the fiscal year ended July 31, 2024, no RSUs were granted, issued, or forfeited. All of the remaining 712,500 RSUs outstanding are vested and issuable as of July 31, 2024. These RSUs are issued upon settlement date which is defined as “for each Vested Unit, the earliest of (i) the ten-year anniversary of the grant date; (ii) sixty days after the date the grantee’s service ceases for any reason and such cessation constitutes a “separation from service” within the meaning of Section 409A of the Code; (iii) the date of Grantee’s death or (iv) the date of a change in control that constitutes a “change in control event” within the meaning of Section 409A of the Code”.

A summary of our restricted stock unit activity and related data is as follows:

	Total RSU Shares	Vested and Issuable
Outstanding at July 31, 2022	1,212,500	1,045,833
Granted	—	—
Vested	—	166,667
Delivered	(500,000)	(500,000)
Forfeited	—	—
Outstanding at July 31, 2023	712,500	712,500
Granted	—	—
Vested	—	—
Delivered	—	—
Forfeited	—	—
Outstanding at July 31, 2024	712,500	712,500

Stock Option Plans

2024 Equity Incentive Plan

The Company’s shareholders approved its 2024 Equity Incentive Plan, or the 2024 Plan, in February 2024, which has a share reserve of 10,000,000 shares of common stock that were registered under a Form S-8 filed with the SEC in August 2024. The 2024 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to its employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board. The 2024 Plan replaced the prior amended and restated 2007 and 2017 shareholder approved equity plans. As of July 31, 2024, there were 10,000,000 shares available for issuance under the 2024 Plan.

Stock Option Activity

During the fiscal year ended July 31, 2024, the Compensation Committee of the Board granted 2,000,000 stock options to the Company’s employees, officers, directors and consultants with a fair value of $197,000 as determined by the Black Scholes option pricing model. The vesting terms of the options vary between one and two years and carry a ten-year term.

During the fiscal year ended July 31, 2023, the Compensation Committee of the Board granted 1,935,000 stock options to the Company’s employees, officers, directors and consultants with a fair value of $241,000 as determined by the Black Scholes option pricing model. The vesting terms of the options vary between one and two years and carry a ten year term.

A summary of the Company’s stock option activity for the fiscal years ended July 31, 2024 and 2023 is as follows:

	Shares	Weighted- Average Exercise Price		Aggregate Intrinsic Value
Outstanding at July 31, 2022	6,079,125		$0.62	$—
Granted	1,935,000		$0.20	—
Exercised	—		$—	—
Cancelled	(1,313,500)		$0.69	—
Outstanding at July 31, 2023	6,700,625		$0.48	$—
Granted	2,000,000		$0.12	—
Exercised		$		—
Cancelled	(960,625)		$0.27	—
Outstanding at July 31, 2024	7,740,000		$0.40	$—

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.22 to $0.50	5,995,000	7.55	$0.27	5,432,500	7.39	$0.28
$0.51 to $1.00	1,285,000	5.57	$0.77	1,285,000	5.57	$0.77
$1.01 to $1.40	460,000	2.91	$1.17	460,000	2.91	$1.17
	7,740,000	6.94	$0.40	7,177,500	6.77	$0.43

The weighted average expected term of options outstanding at July 31, 2024 was 6.94 years.

For the fiscal year ended July 31, 2024 share-based compensation expense for stock options vesting during the period was $214,000. For the fiscal year ended July 31, 2023 share-based compensation expense for stock options vesting during the period was $262,000.

At July 31, 2024, options to purchase 7,177,500 shares of common stock were exercisable. These options had a weighted-average exercise price of $0.43 and a weighted average remaining contractual term of 6.77 years. The weighted average grant date fair value for options granted during the fiscal year ended July 31, 2024 was $0.12. The total unrecognized compensation cost related to unvested stock option grants as of July 31, 2024 was approximately $10,000 and the weighted average period over which these grants are expected to vest is 0.45 years. The intrinsic value of options outstanding at July 31, 2024 was zero.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Share-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	For the years ended July 31,
	2024	2023
Volatility	110.95%	91.90%
Risk-free interest rate	4.18%	4.00%
Dividend yield	0.0%	0.0%
Expected life	5.36 years	5.34 years

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

The Company has never paid dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future. Accordingly, it has assumed no dividend yield for purposes of estimating the fair value of its share-based compensation.

The weighted average expected life of options was estimated using the average of the contractual term and the weighted average vesting term of the options.

8. Related Party Transactions

On July 29, 2019, the Company entered into a Sublease Agreement or the Sublease with SwabPlus L.P. or SwabPlus, effective July 25, 2019, pursuant to which it subleased certain office and industrial space for its corporate headquarters. The premises are located in Rancho Cucamonga, California. In December 2020, the Sublease expired but the Company continued to rent on a month-to-month basis. In September 2023, the month-to month lease at the Rancho Cucamonga was terminated. The Company now operates 100% virtually.

Rent expense, including common area maintenance and real property taxes related to the SwabPlus lease, was $3,000 and $142,000 for the year ended July 31, 2024 and 2023, respectively. Tom Y. Lee, a member of the Board, also serves as chairman of the board of directors and chief executive officer of SwabPlus. Mr. Lee also serves as president of Hermosa Property, Inc., the landlord of the premises subject to the Sublease. The Sublease was considered by the Company in accordance with the Company’s Related Party Transaction and Procedures Policy and approved by the disinterested members of the Board.

As of July 31, 2024 and July 31, 2023, accounts payable include $178,000 and $103,000 in board fees due to officers and directors, respectively.

Note Purchase Agreements (See Note 5)

March and June 2024 Convertible Note Purchase Agreements

On March 22, 2024, the Company entered into a Note Purchase Agreement, or the 2024 Note Purchase Agreement, with certain accredited investors, or Lenders, pursuant to which the Company issued the Lenders convertible promissory notes, or the 2024 Notes, collectively with the 2024 Note Purchase Agreement, the 2024 Note Documents, with an aggregate principal balance of $500,000, or the 2024 Private Placement. The 2024 Note Documents provide for subsequent closings for an aggregate offering size of $3.0 million in principal balance. Tom Y. Lee, a member of the Company’s Board, invested $500,000 in the 2024 Private Placement, through affiliates or directly. The disinterested members of the Board approved the 2024 Private Placement. On June 21, 2024, we issued an additional 2024 Note to Mr. Lee pursuant to the 2024 Note Purchase Agreement in a subsequent closing with an aggregate principal of $500,000. The disinterested members of the Board approved the 2024 Private Placement. As of July 31, 2024, $1,000,000 of principal was outstanding under 2024 Note Documents.

July and October 2023 Convertible Note Purchase Agreements

In July, 2023, the Company entered into a Note Purchase Agreement, or the 2023 Note Purchase Agreement with certain accredited investors, or the 2023 Lenders, pursuant to which the Company issued the 2023 Lenders convertible promissory notes, or the 2023 Notes, collectively with the 2023 Note Purchase Agreement, or the 2023 Note Documents, with an aggregate principal balance of $1,015,000 the 2023 Private Placement. The 2023 Note Documents provide for subsequent closings for an aggregate offering size of $1.8 million in principal balance. Messrs. Tom Y. Lee and Ivan Chen, each members of the Company’s Board invested $1,000,000 and $15,000, as of July 31, 2023, respectively in the 2023 Private Placement, through affiliates or directly. On October 20, 2023, we issued an additional 2023 Note to Mr. Lee pursuant to the 2023 Note Purchase Agreement in a subsequent closing with an aggregate principal of $785,000. The disinterested members of the Board approved the 2023 Private Placement. As of July 31, 2024, $1,800,000 of principal was outstanding under 2023 Note Documents.

9. Income Taxes

The Company files federal and state consolidated tax returns with our subsidiaries. There was no income tax provision for the years ended July 31, 2024 and 2023 due to the net losses.

At July 31, 2024, the Company had federal and state tax net operating loss carry-forwards of approximately $107.2 million and $65.9 million, respectively. Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code as well as similar state provisions. These ownership changes may limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since its formation, the Company has raised capital through the issuance of capital stock on several occasions (both before and after its initial public offering in 1996) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition. While the Company does not believe that it has experienced an ownership change, the pertinent tax rules related thereto are complex and subject to varying interpretations, and thus complete assurance cannot be provided that the taxing authorities would not take an alternative position.

The Company’s current federal tax loss carry-forwards began expiring in the year ended July 31, 2020 and, unless previously utilized, all but $11.9 million will completely expire in the year ending July 31, 2038. The $9.1 million can be carried forward indefinitely. The Company’s state tax loss carry-forwards began to expire in the year ending July 31, 2029, and will completely expire in the year ending July 31, 2040.

Significant components of the Company’s deferred tax assets are as follows:

	July 31,
	2024	2023
Net operating loss carry-forward	$26,840,000	$28,200,000
Stock options and warrants	2,270,000	2,060,000
Other temporary differences	210,000	70,000
Total deferred tax assets	29,320,000	30,330,000
Valuation allowance for deferred tax assets	(29,320,000)	(30,330,000)
Net deferred tax assets	$—	$—

A reconciliation of income taxes computed using the statutory income tax rate, compared to the effective tax rate, is as follows:

	2024	2023
Federal tax benefit at the expected statutory rate	(21)%	(21)%
State income tax, net of federal tax benefit	(7)	(7)
Other	—	—
Valuation allowance	28	28
Income tax benefit - effective rate	—%	—%

Following authoritative guidance, the Company recognizes the tax benefit from a tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense; however it has had no accrued interest or penalties at either July 31, 2024 or July 31, 2023. The Company is subject to income taxes in the United States and in various states, and its historical tax years remain subject to future examination by the U.S. and state tax authorities. During the years ended July 31, 2024 and 2023, it did not record any activity related to our unrecognized tax benefits.

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

10. Subsequent Events

Note with Related Parties

On September 16, 2024, the Company entered into a Note Purchase Agreement, or the September 2024 Purchase Agreement, with certain accredited investors, or September 2024 Lenders, pursuant to which we issued the September 2024 Lenders convertible promissory notes, or the September Notes, collectively with the September 2024 Purchase Agreement, the September 2024 Notes Documents with an aggregate principal balance of $500,000, or the September 2024 Private Placement. The September 2024 Notes Documents provide for subsequent closings for an aggregate offering size of $3.0 million in principal balance. Mr. Tom Y. Lee, a member of the Board invested $500,000 in the September 2024 Private Placement, through affiliates or directly. The disinterested members of the Board approved the September 2024 Private Placement.

