Form 10-Q
period 2024-10-31
PURE BIOSCIENCE, INC.
filed 2024-12-16
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2024

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

As of December 16, 2024, there were 111,856,473 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PURE Bioscience, Inc.

Form 10-Q

for the Quarterly Period Ended October 31, 2024

Part I - Financial Information

Item 1. Financial Statements

PURE Bioscience, Inc.

Condensed Consolidated Balance Sheets

	October 31, 2024	July 31, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$346,000	$349,000
Accounts receivable	371,000	298,000
Inventories, net	72,000	56,000
Restricted cash	75,000	75,000
Prepaid expenses	47,000	27,000
Total current assets	911,000	805,000
Property, plant and equipment, net	13,000	13,000
Total assets	$924,000	$818,000
Liabilities and stockholders’ deficiency
Current liabilities
Accounts payable	$718,000	$601,000
Accrued liabilities	193,000	132,000
Total current liabilities	911,000	733,000
Long-term liabilities
Convertible notes payable to related parties	3,509,000	2,949,000
Total long-term liabilities	3,509,000	2,949,000
Total liabilities	4,420,000	3,682,000
Commitments and contingencies
Stockholders’ deficiency
Preferred stock, $0.01 par value: 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 200,000,000 shares authorized, 111,856,473 shares issued and outstanding at October 31, 2024, and July 31, 2024	1,119,000	1,119,000
Additional paid-in capital	132,669,000	132,612,000
Accumulated deficit	(137,284,000)	(136,595,000)
Total stockholders’ deficiency	(3,496,000)	(2,864,000)
Total liabilities and stockholders’ deficiency	$924,000	$818,000

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended
	October 31,
	2024	2023
Net product sales	$555,000	$718,000
Royalty revenue	1,000	4,000
Total revenue	556,000	722,000
Cost of goods sold	231,000	280,000
Gross Profit	325,000	442,000
Operating costs and expenses
Selling, general and administrative	881,000	1,073,000
Research and development	71,000	80,000
Total operating costs and expenses	952,000	1,153,000
Loss from operations	(627,000)	(711,000)
Other income (expense)
Interest expense to related parties, net	(62,000)	(24,000)
Total other income (expense)	(62,000)	(24,000)
Net loss	$(689,000)	$(735,000)
Basic and diluted net loss per share	$(0.01)	$(0.01)
Shares used in computing basic and diluted net loss per share	111,856,473	111,856,473

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statement of Stockholders’ Deficiency

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficiency
Balance July 31, 2024	111,856,473	$1,119,000	$132,612,000	$(136,595,000)	$(2,864,000)
Share-based compensation expense - stock options	—	—	57,000	—	57,000
Net loss	—	—	—	(689,000)	(689,000)
Balance October 31, 2024 (Unaudited)	111,856,473	$1,119,000	$132,669,000	$(137,284,000)	$(3,496,000)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficiency
Balance July 31, 2023	111,856,473	$1,119,000	$132,398,000	$(133,245,000)	$272,000
Share-based compensation expense - stock options	—	—	80,000	—	80,000
Net loss	—	—	—	(735,000)	(735,000)
Balance October 31, 2023 (Unaudited)	111,856,473	$1,119,000	$132,478,000	$(133,980,000)	$(383,000)

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	October 31,
	2024	2023
Operating activities
Net loss	$(689,000)	$(735,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	57,000	80,000
Depreciation	—	37,000
Changes in operating assets and liabilities:
Accounts receivable	(73,000)	(62,000)
Inventories	(16,000)	(16,000)
Prepaid expenses	(20,000)	(39,000)
Accounts payable and accrued liabilities	178,000	274,000
Interest on note payable	60,000	21,000
Net cash used in operating activities	(503,000)	(440,000)
Financing activities
Net proceeds from note payable to related parties	500,000	785,000
Net cash provided by financing activities	500,000	785,000
Net increase (decrease) in cash and cash equivalents, and restricted cash	(3,000)	345,000
Cash and cash equivalents, and restricted cash at beginning of period	424,000	1,170,000
Cash and cash equivalents, and restricted cash at end of period	$421,000	$1,515,000
Reconciliation of cash and cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$346,000	$1,440,000
Restricted cash	75,000	75,000
Total cash and cash equivalents and restricted cash	$421,000	$1,515,000

See accompanying notes.

PURE Bioscience, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three months ended October 31, 2024 and 2023

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information pursuant to the instructions to Form 10-Q and Article 10/Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended October 31, 2024 are not necessarily indicative of the results that may be expected for other quarters or the year ending July 31, 2025. The July 31, 2024 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in our Annual Report on Form 10-K. For more complete information, these unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended July 31, 2024 included in our Annual Report on Form 10-K covering such period filed with the Securities and Exchange Commission, or SEC, on October 29, 2024.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

2. Liquidity and Going Concern

The Company has a history of recurring losses, and as of October 31, 2024 it has a stockholders deficiency of $3,496,000. During the three months ended October 31, 2024, it recorded a net loss of $689,000 on recorded net revenue of $556,000. In addition, during the three months ended October 31, 2024 the Company used $503,000 in operating activities resulting in a cash balance of $346,000 as of October 31, 2024. The Company’s history of recurring operating losses, and negative cash flows from operating activities give rise to substantial doubt regarding its ability to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended July 31, 2024, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

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

3. Significant Accounting Policies

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

The Company’s technology platform is based on patented stabilized ionic silver, and its initial products contain silver dihydrogen citrate, or SDC. SDC is a broad-spectrum, non-toxic antimicrobial agent, which offers residual protection and formulates well with other compounds. The Company sells various configurations and dilutions of SDC direct to customers and through distributors. The Company currently offers PURE® Hard Surface as a food contact surface sanitizer and disinfectant to restaurant chains, food processors and food transportation companies. The Company also offers PURE Control® as a direct food contact processing aid.

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

A summary of the Company’s revenue by product type for the fiscal years ended October 31, 2024 and 2023 is as follows:

	October 31,
	2024	2023
PURE Hard Surface	$389,000	$718,000
SILVÉRION	166,000	—
	$555,000	$718,000

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements, and the disclosures made in the accompanying notes to the consolidated financial statements. Actual results could differ materially from those estimates. Those estimates and assumptions include estimates for reserves of uncollectible accounts, inventory obsolescence, depreciable lives of property and equipment, analysis of impairments of recorded long-term assets, realization of deferred tax assets, accruals for potential liabilities and assumptions made in valuing stock instruments issued for services.

Net Loss Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. The Company’s diluted net loss per common share is the same as our basic net loss per common share because it incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an anti-dilutive effect. As of October 31, 2024 and 2023, stock options, shares issuable upon the conversion of debt, and shares issuable under restricted stock unit awards of 37,874,970 and 21,250,985, respectively, have been excluded from the computation of diluted shares outstanding.

	October 31,
	2024	2023
Common stock options	10,240,000	8,355,625
Restricted stock units	712,500	712,500
Shares issuable upon the conversion of debt	26,922,470	12,182,860
Total	37,874,970	21,250,985

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company become aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our historical losses and an overall assessment of past due trade accounts receivable outstanding. Management determined no allowance for doubtful accounts was necessary at October 31, 2024 and July 31, 2024.

Inventory

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Inventories consist of the following:

	October 31, 2024	July 31, 2024
Raw materials	$3,000	$4,000
Finished goods	69,000	52,000
	$72,000	$56,000

Inventories at October 31, 2024 and July 31, 2024, are net of a reserve for inventory obsolescence of $238,000.

Share-Based Compensation

The Company periodically issues stock options and restricted stock awards to employees and non-employees in non-capital raising transactions for services and for financing costs. It accounts for such grants issued and vesting to employees based on ASC 718, whereby the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period.

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

Concentrations

Gross product sales. For the three months ended October 31, 2024, two individual customers accounted for 30% and 10% of the Company’s net product sales. No other individual customer accounted for 10% or more of its net product sales. All net product sales occurred in the United States. For the three months ended October 31, 2023, one individual customer accounted for 41% of the Company’s net product sales. No other individual customer accounted for 10% or more of its net product sales. All net product sales occurred in the United States.

Accounts receivable. As of October 31, 2024, the Company had accounts receivable from one customer that comprised 45% of total accounts receivable. As of October 31, 2023, the Company had accounts receivable from one customer that comprised 39%, of total accounts receivable.

Purchases. For the three months ended October 31, 2024, one vendor accounted for 33% of the Company’s purchases. For the three months ended October 31, 2023, two vendors accounted for 18% and 15% of the Company’s purchases.

Accounts payable. As of October 31, 2024, one vendor accounted for 16% of the total trade accounts payable. As of October 31, 2023, two vendors accounted for 15% and 12% of the total trade accounts payable.

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

4. Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, or ASC 280, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, including the significant segment expense disclosures. This standard will be effective for the Company beginning in fiscal year 2025. The Company adopted ASU 2023-07 on August 1, 2024, and there was no material impact on its financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

5. Convertible Notes Payable to Related Parties

On September 16, 2024, the Company entered into a Note Purchase Agreement, or the 2025 Note Purchase Agreement, with certain accredited investors, or 2025 Lenders, pursuant to which the Company issued the Lenders convertible promissory notes, or the 2025 Notes, collectively with the 2025 Note Purchase Agreement, the 2025 Note Documents, with an aggregate principal balance of $500,000, or the 2025 Private Placement. The 2025 Note Documents provide for subsequent closings for an aggregate offering size of $3.0 million in principal balance. Tom Y. Lee, a member of the Company’s Board of Directors, or the Board, invested $500,000 in the 2025 Private Placement, through affiliates or directly. The disinterested members of the Board approved the 2025 Private Placement. As of October 31, 2024, $500,000 of principal was outstanding under the 2025 Note Documents.

The 2025 Note Documents provided that the interest to the 2025 Lenders shall accrue at the rate of 7.88%, compounded annually. The Maturity Date (as defined in the 2025 Notes) of the 2025 Notes is the third-year anniversary of the date of issuance, or such earlier date as the 2024 Notes provide.

Conversion. All or any portion of the principal amount of the 2025 Notes, plus accrued and unpaid interest, is convertible at any time, in whole or in part, at a 2025 Lender’s or the Company’s option, into shares of the Company’s common stock at a conversion price equal to the 30-day volume-weighted average price of the Company’s common stock as reported on the market or exchange on which the Company’s common stock is listed or quoted for trading, or the VWAP, on the date of conversion on the last trading day prior to the date of conversion, provided that such conversion price is at least $0.095 per share and less than or equal to $0.175 per share, subject to certain customary adjustments. Additionally, at any time following September 16, 2025, the holders of a majority of the outstanding principal balance under the 2025 Notes may elect specified in writing to convert all of the 2025 Notes at a conversion price equal to the VWAP, provided that the conversion price is equal to at least $0.095 per share, subject to certain customary adjustments.

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

On June 21, 2024, the Company issued an additional 2024 Note to Mr. Lee pursuant to the 2024 Note Purchase Agreement in a subsequent closing with an aggregate principal of $500,000. The disinterested members of the Board approved the 2024 Private Placement. As of October 31, 2024, $1,000,000 of principal was outstanding under the 2024 Note Documents.

The 2024 Note Documents provided that the interest to the 2024 Lenders shall accrue at the rate of 7.81%, compounded annually. The Maturity Date (as defined in the 2024 Notes) of the 2024 Notes is the third-year anniversary of the date of issuance, or such earlier date as the 2024 Notes provide.

Conversion. All or any portion of the principal amount of the 2024 Notes, plus accrued and unpaid interest, is convertible at any time, in whole or in part, at a 2024 Lender’s or the Company’s option, into shares of the Company’s common stock at a conversion price equal to the 30-day volume-weighted average price of the Company’s common stock as reported on the market or exchange on which the Company’s common stock is listed or quoted for trading, or the VWAP, on the date of conversion on the last trading day prior to the date of conversion, provided that such conversion price is at least $0.13 per share and less than or equal to $0.21 per share for the March 2024 Note and at least $0.115 per share and less than or equal to $0.195 per share for the June 2024 Note, subject to certain customary adjustments. Additionally, at any time following March 22, 2025, the holders of a majority of the outstanding principal balance under the 2024 Notes may elect specified in writing to convert all of the 2024 Notes at a conversion price equal to the VWAP, provided that the conversion price is equal to at least $0.115 and $0.13 per share, as discussed above, subject to certain customary adjustments.

July and October 2023 Convertible Note Purchase Agreements

In July, 2023, the Company entered into a Note Purchase Agreement, or the 2023 Note Purchase Agreement with certain accredited investors, or the 2023 Lenders, pursuant to which the Company issued the 2023 Lenders convertible promissory notes, or the 2023 Notes, collectively with the 2023 Note Purchase Agreement, or the 2023 Note Documents, with an aggregate principal balance of $1,015,000 the 2023 Private Placement. The 2023 Note Documents provide for subsequent closings for an aggregate offering size of $1.8 million in principal balance. Messrs. Tom Y. Lee and Ivan Chen, each a member of the Company’s Board invested $1,000,000 and $15,000, as of July 31, 2023, respectively in the 2023 Private Placement, through affiliates or directly. On October 20, 2023, we issued an additional 2023 Note to Mr. Lee pursuant to the 2023 Note Purchase Agreement in a subsequent closing with an aggregate principal of $785,000. The disinterested members of the Board approved the 2023 Private Placement. As of October 31, 2024, $1,800,000 of principal was outstanding under 2023 Note Documents.

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

Other terms of the Note Agreements.

Further, on all the notes discussed above, in the event of certain corporate transactions, all outstanding principal and unpaid accrued interest due on such Notes shall be automatically converted into conversion shares on the trading day immediately prior to the closing date of such corporate transaction. The number of shares to be issued upon such conversion shall be based on the VWAP on the last trading day prior to the public announcement of the execution of the definitive documents with respect to such transaction.

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

During the three months ended October 31, 2024 and 2023, the Company recognized $60,000 and $21,000 of interest expense related to the 2025, 2024 and 2023 Notes, respectively. As of October 31, 2024, interest of $209,000 was added to the principal resulting in a balance owed of $3,509,000. In addition, as of October 31, 2024, the Notes and accrued interest were convertible into 26,922,470 shares of common stock.

6. Share-Based Compensation

Restricted Stock Units

The Company issues restricted stock unit awards, or RSUs, to key management and as compensation for services to consultants and others. The RSUs typically vest over a one to three-year period and carry a ten-year term. Each RSU represents the right to receive one share of common stock, issuable at the time the RSU subsequently settles, as set forth in the Restricted Stock Unit Agreement. The Company determines that fair value of those awards at the date of grant, and amortize those awards as an expense over the vesting period of the award. The shares earned under the grant are usually issued when the award settles at the end of the term. As of October 31, 2024, all the RSUs had vested and 712,500 RSUs are issuable as of October 31, 2024.

Stock Option Plans

2024 Equity Incentive Plan

The Company’s shareholders approved its 2024 Equity Incentive Plan, or the 2024 Plan, in February 2024, which has a share reserve of 10,000,000 shares of common stock that were registered under a Form S-8 filed with the SEC in August 2024. The 2024 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to its employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board. The 2024 Plan replaced the prior amended and restated 2007 and 2017 shareholder approved equity plans. As of October 31, 2024, there were 7,500,000 shares available for issuance under the 2024 Plan.

During the three months ended October 31, 2024, the Compensation Committee of the Board of Directors granted 2,500,000 stock options to the Company’s employees, officers, directors and consultants with a fair value of $148,000 as determined by the Black Scholes option pricing model. The vesting terms of the options vary between one and two years and carry a ten-year term.

A summary of the Company’s stock option activity is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 31, 2024	7,740,000	0.40	$—
Granted	2,500,000	0.07	60,000
Exercised	—	—	—
Cancelled	—	—	—
Outstanding at October 31, 2024	10,240,000	0.32	$60,000

The weighted-average remaining contractual term of options outstanding at October 31, 2024 was 7.45 years.

At October 31, 2024, options to purchase 7,954,167 shares of common stock were exercisable. These options had a weighted-average exercise price of $0.39 and a weighted average remaining contractual term of 6.81 years. The total unrecognized compensation cost related to unvested stock option grants as of October 31, 2024 was approximately $101,000 and the weighted average period over which these grants are expected to vest is 0.78 years.

For the three months ended October 31, 2024, share-based compensation expense for stock options that vested during the period was $57,000. For the three months ended October 31, 2023, share-based compensation expense for stock options that vested during the period was $80,000.

We use the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	For the three months ended October 31,
	2024	2023
Volatility	118.49%	110.95%
Risk-free interest rate	3.86%	4.18%
Dividend yield	—%	—%
Expected life	5.26	5.36

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

7. Related Party Transactions

As of October 31, 2024 and October 31, 2023, accounts payable include $185,700 and $135,300 in board fees due to officers and directors, respectively.

8. Subsequent Events

Note with Related Parties

On December 5, 2024, the Company issued an additional Note to Mr. Lee pursuant to the 2025 Note Purchase Agreement in a subsequent closing with an aggregate principal of $150,000.

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

Comparison of the Three Months Ended October 31, 2024 and 2023

Net Product Sales

Net product sales were $555,000 and $718,000 for the three months ended October 31, 2024 and 2023, respectively. The decrease of $163,000 was attributable to decreased sales across our end user customer base. Our top customer accounted for $166,000 of net product sales for the three months ended October 31, 2024.

For the three months ended October 31, 2024, two individual customers accounted for 30% and 10% of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

For the three months ended October 31, 2023, one individual customer accounted for 41% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

During the three months ended October 31, 2024 and 2023, we recognized $1,000 and $4,000 in royalties from a nonexclusive third-party distributor, respectively.

Cost of Goods Sold

Cost of goods sold was $231,000 and $280,000 for the three months ended October 31, 2024 and 2023, respectively. The decrease of $49,000 was primarily attributable to decreased sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 58% and 61% for the three months ended October 31, 2024 and 2023, respectively. The decrease in gross margin percentage was primarily attributable to the sale of higher packaging configurations of our products during the quarter ended October 31, 2023, as compared with the current period.

Selling, General and Administrative Expense

Selling, general and administrative expense was $881,000 and $1,073,000 for the three months ended October 31, 2024 and 2023, respectively. The decrease of $192,000 was primarily attributable to decreased personnel costs and facilities expenses. These decreases were partially offset by increased travel and marketing expense.

Share-based compensation expense, included in selling, general and administrative expense, was $57,000 and $80,000 for the three months ended October 31, 2024 and 2023, respectively. The decrease of $23,000 is primarily due to the prior year vesting of stock options and restricted stock units granted to employees, directors and consultants supporting our selling, general and administrative functions.

Research and Development Expense

Research and development expense, primarily consisting of third-party fees and personnel costs, was $71,000 and $80,000 for the three months ended October 31, 2024 and 2023, respectively.

Interest Expense

Interest expense was $62,000 and $24,000 for the three months ended October 31, 2024 and 2023, respectively. The increase of $38,000 was due to accrued interest on the convertible notes payable due to related parties.

Liquidity and Capital Resources

As of October 31, 2024, we had $421,000 in cash and cash equivalents compared with $424,000 in cash and cash equivalents as of July 31, 2024. The net decrease in cash and cash equivalents was attributable to cash used to fund operations offset by the note payable financing that occurred in September 2024. Additionally, as of October 31, 2024, we had $911,000 of current liabilities, including $718,000 in accounts payable, compared with $733,000 of current liabilities, including $601,000 in accounts payable as of July 31, 2024. The net increase in current liabilities was due to trade payables due to our vendors.

We have a history of recurring losses, and as of October 31, 2024 we have a stockholder deficiency of $3,496,000. During the three months ended October 31, 2024, we recorded a net loss of $689,000 on recorded net revenue of $556,000. In addition, during the three months ended October 31, 2024 we used $503,000 in operating activities resulting in a cash balance of $346,000 as of October 31, 2024. Our history of recurring operating losses, and negative cash flows from operating activities give rise to substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, concluded that there were no changes in our internal controls over financial reporting during the three months ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, including the risk factor included below, as well as the risk factors disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended July 31, 2024, which we filed with the SEC on October 29, 2024 (the “Form 10-K”). Other than the risk factor included below, the risks and uncertainties described in “Item 1A — Risk Factors” of our Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q, including the risk factor included below, or any of the risks disclosed in “Item 1A — Risk Factors” of our Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects.

Risks Related to Our Business and Industry

As a result of our historical lack of financial liquidity, we do not currently have sufficient working capital to fund our planned operations and may not be able to continue as a going concern.

We have a history of recurring losses, and as of October 31, 2024 we have incurred a cumulative net loss of $137,300,000. During the three months ended October 31, 2024, we recorded a net loss of $689,000 on recorded net revenue of $556,000. In addition, during the three months ended October 31, 2024 we used $503,000 in operating activities resulting in a cash balance of $346,000 as of October 31, 2024. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof, and we will need to raise additional capital to continue our operations and to implement our business plan, which capital may not be available on acceptable terms or at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

3.1	Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.1.1	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.1.2	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on May 19, 2021).

3.2	Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

3.2.1	Amendment to the Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

31.1 *	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at October 31, 2024 and July 31, 2024; (ii) Condensed Consolidated Statements of Operations for the three months ended October 31, 2024 and 2023; (iii) Condensed Consolidated Statements of Stockholders’ equity for the three months ended October 31, 2024 and 2023; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2024 and 2023; and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE, INC.

Date: December 16, 2024	By:	/s/ ROBERT BARTLETT
Robert Bartlett Chief Executive Officer (Principal Executive Officer)

Date: December 16, 2024	By:	/s/ MARK S. ELLIOTT
Mark S. Elliott, Vice President, Finance
(Principal Financial and Accounting Officer)

