Form 10-Q
period 2025-01-31
PURE BIOSCIENCE, INC.
filed 2025-03-17
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2025

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

As of March 17, 2025, there were 111,856,473 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PURE Bioscience, Inc.

Form 10-Q

for the Quarterly Period Ended January 31, 2025

Part I - Financial Information

Item 1. Financial Statements

PURE Bioscience, Inc.

Condensed Consolidated Balance Sheets

	January 31, 2025	July 31, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$202,000	$349,000
Accounts receivable	180,000	298,000
Inventories, net	75,000	56,000
Restricted cash	75,000	75,000
Prepaid expenses	30,000	27,000
Total current assets	562,000	805,000
Property, plant and equipment, net	12,000	13,000
Total assets	$574,000	$818,000
Liabilities and stockholders’ deficiency
Current liabilities
Accounts payable	$700,000	$601,000
Accrued liabilities	166,000	132,000
Total current liabilities	866,000	733,000
Long-term liabilities
Convertible notes payable to related parties	3,975,000	2,949,000
Total long-term liabilities	3,975,000	2,949,000
Total liabilities	4,841,000	3,682,000
Commitments and contingencies
Stockholders’ deficiency
Preferred stock, $0.01 par value: 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 200,000,000 shares authorized, 111,856,473 shares issued and outstanding at January 31, 2025, and July 31, 2024	1,119,000	1,119,000
Additional paid-in capital	132,696,000	132,612,000
Accumulated deficit	(138,082,000)	(136,595,000)
Total stockholders’ deficiency	(4,267,000)	(2,864,000)
Total liabilities and stockholders’ deficiency	$574,000	$818,000

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended		Three months Ended
	January 31,		January 31,
	2025	2024	2025	2024
Net product sales	$946,000	$1,043,000	$391,000	$325,000
Royalty revenue	1,000	5,000	—	1,000
Total revenue	947,000	1,048,000	391,000	326,000
Cost of goods sold	395,000	429,000	164,000	149,000
Gross profit	552,000	619,000	227,000	177,000
Operating costs and expenses
Selling, general and administrative	1,752,000	2,138,000	871,000	1,065,000
Research and development	152,000	156,000	81,000	76,000
Total operating costs and expenses	1,904,000	2,294,000	952,000	1,141,000
Loss from operations	(1,352,000)	(1,675,000)	(725,000)	(964,000)
Other income (expense)
Other income (expense), net	(3,000)	—	(3,000)	—
Interest expense, net	(132,000)	(62,000)	(70,000)	(38,000)
Total other income (expense)	(135,000)	(62,000)	(73,000)	(38,000)
Net loss	$(1,487,000)	$(1,737,000)	$(798,000)	$(1,002,000)
Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.01)	$(0.01)
Shares used in computing basic and diluted net loss per share	111,856,473	111,856,473	111,856,473	111,856,473

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Deficiency)

(Unaudited)

	Six Months Ended January 31, 2025					Six Months Ended January 31, 2024
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity	Shares	Amount	Capital	Deficit	Equity

Balances at beginning of period	111,856,473	$1,119,000	$132,612,000	$(136,595,000)	$(2,864,000)	111,856,473	$1,119,000	$132,398,000	$(133,245,000)	$272,000
Share-based compensation expense - stock options	—	—	84,000	—	84,000	—	—	144,000	—	144,000
Share-based compensation expense - restricted stock units	—	—	—	—	—	—	—	—	—	—

Net loss	—	—	—	(1,487,000)	(1,487,000)	—	—	—	(1,737,000)	(1,737,000)

Balances at end of period (Unaudited)	111,856,473	$1,119,000	$132,696,000	$(138,082,000)	$(4,267,000)	111,856,473	$1,119,000	$132,542,000	$(134,982,000)	$(1,321,000)

	Three Months Ended January 31, 2025					Three Months Ended January 31, 2024
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity	Shares	Amount	Capital	Deficit	Equity

Balances at beginning of period (Unaudited)	111,856,473	$1,119,000	$132,669,000	$(137,284,000)	$(3,496,000)	111,856,473	$1,119,000	$132,478,000	$(133,980,000)	$(383,000)
Share-based compensation expense - stock options	—	—	27,000	—	27,000	—	—	64,000	—	64,000
Share-based compensation expense - restricted stock units	—	—	—	—	—	—	—	—	—	—

Net loss	—	—	—	(798,000)	(798,000)	—	—	—	(1,002,000)	(1,002,000)

Balances at end of period (Unaudited)	111,856,473	$1,119,000	$132,696,000	$(138,082,000)	$(4,267,000)	111,856,473	$1,119,000	$132,542,000	$(134,982,000)	$(1,321,000)

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	January 31,
	2025	2024
Operating activities
Net loss	$(1,487,000)	$(1,737,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	84,000	144,000
Depreciation and amortization	1,000	74,000
Changes in operating assets and liabilities:
Accounts receivable	118,000	114,000
Inventories	(19,000)	14,000
Prepaid expenses	(3,000)	(1,000)
Interest on note payable to related parties	126,000	56,000
Accounts payable and accrued liabilities	133,000	13,000
Net cash used in operating activities	(1,047,000)	(1,323,000)
Financing activities
Net proceeds from note payable to related parties	900,000	785,000
Net cash provided by financing activities	900,000	785,000
Net decrease in cash, cash equivalents, and restricted cash	(147,000)	(538,000)
Cash, cash equivalents, and restricted cash at beginning of period	424,000	1,170,000
Cash, cash equivalents, and restricted cash at end of period	$277,000	$632,000

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$202,000	$557,000
Restricted cash	$75,000	$75,000
Total cash, cash equivalents and restricted cash	$277,000	$632,000

Supplemental disclosure of cash flow information
Cash paid for taxes	$—	—

See accompanying notes.

PURE Bioscience, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three and six months ended January 31, 2025 and 2024

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information pursuant to the instructions to Form 10-Q and Article 10/Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2025 are not necessarily indicative of the results that may be expected for other quarters or the year ending July 31, 2025. The July 31, 2024 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in our Annual Report on Form 10-K. For more complete information, these unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended July 31, 2024 included in our Annual Report on Form 10-K covering such period filed with the Securities and Exchange Commission, or SEC, on October 29, 2024.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

2. Liquidity and Going Concern

The Company has a history of recurring losses, and as of January 31, 2025 it has a stockholders deficiency of $4,267,000. During the six months ended January 31, 2025, it recorded a net loss of $1,487,000 on recorded net revenue of $947,000. In addition, during the six months ended January 31, 2025 the Company used $1,047,000 in operating activities resulting in a cash balance of $202,000 as of January 31, 2025. The Company’s history of recurring operating losses, and negative cash flows from operating activities give rise to substantial doubt regarding its ability to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended July 31, 2024, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

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

A summary of our revenue by product type for the six months ended January 31, 2025 and 2024 is as follows:

	January 31,
	2025	2024
PURE Hard Surface	$774,000	$1,036,000
SILVÉRION	172,000	7,000
	$946,000	$1,043,000

A summary of our revenue by product type for the three months ended January 31, 2025 and 2024 is as follows:

	January 31,
	2025	2024
PURE Hard Surface	$384,000	$325,000
SILVÉRION	7,000	—
	$391,000	$325,000

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

Net Loss Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. The Company’s diluted net loss per common share is the same as its basic net loss per common share because it incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an anti-dilutive effect. As of January 31, 2025 and 2024, stock options, shares issuable upon the conversion of debt, and shares issuable under restricted stock unit awards of 42,075,936 and 21,481,458, respectively, have been excluded from the computation of diluted shares outstanding.

	January 31,
	2025	2024
Common stock options	9,895,000	8,355,625
Restricted stock units	712,500	712,500
Shares issuable upon the conversion of debt	31,468,436	12,413,333
Total	42,075,936	21,481,458

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company become aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our historical losses and an overall assessment of past due trade accounts receivable outstanding. Management determined no allowance for doubtful accounts was necessary at January 31, 2025 and July 31, 2024.

Inventory

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Inventories consist of the following:

	January 31, 2025	July 31, 2024
Raw materials	$3,000	$4,000
Finished goods	72,000	52,000
	$75,000	$56,000

Inventories at January 31, 2025 and July 31, 2024, are net of reserve for inventory obsolescence of $230,000 and $238,000, respectively.

Share-Based Compensation

The Company periodically issues stock options and restricted stock awards to employees and non-employees in non-capital raising transactions for services. It accounts for such grants issued and vesting to employees based on ASC 718, whereby the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period.

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

Concentrations

Gross product sales. For the three months ended January 31, 2025, one customer accounted for 12% of net product sales. For the six months ended January 31, 2025, two customers accounted for 18% and 11% of net product sales, respectively. For the three months ended January 31, 2024, one customer accounted for 12% of net product sales. For the six months ended January 31, 2024, one customer accounted for 30% of net product sales.

Accounts receivable. As of January 31, 2025, the Company had accounts receivable from one customer that comprised 12% of total accounts receivable. As of January 31, 2024, the Company had accounts receivable from two customers that comprised of 19% and 17% of total accounts receivable, respectively.

Purchases. For the three months ended January 31, 2025, one vendor accounted for 22% of purchases. For the six months ended January 31, 2025, one vendor accounted for 28% of purchases. For the three months ended January 31, 2024, one vendor accounted for 12% of purchases. For the six months ended January 31, 2024, two vendors accounted for 16% and 12% of purchases.

Accounts payable. As of January 31, 2025, the Company’s largest vendor accounted for 10% of the total trade accounts payable. As of January 31, 2024, the Company’s largest vendor accounted for 10% of the total accounts payable.

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

In November 2024, FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation and amortization expense for each caption on the income statement where such expenses are included. The update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. We are currently evaluating the provisions of this guidance and assessing the potential impact on our financial statement disclosures.

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

During the six months ended January 31, 2025, the Company issued additional 2025 Notes to Mr. Lee pursuant to the 2025 Note Purchase Agreement in a subsequent closing with an aggregate principal of $400,000. As of January 31, 2025, $900,000 of principal was outstanding under the 2025 Note Documents.

The 2025 Note Documents provided that the interest to the 2025 Lenders shall accrue at rates between 6.79% and 7.88%, compounded annually. The Maturity Date (as defined in the 2025 Notes) of the 2025 Notes is the third-year anniversary of the date of issuance, or such earlier date as the 2024 Notes provide.

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

On June 21, 2024, the Company issued an additional 2024 Note to Mr. Lee pursuant to the 2024 Note Purchase Agreement in a subsequent closing with an aggregate principal of $500,000. The disinterested members of the Board approved the 2024 Private Placement. As of January 31, 2025, $1,000,000 of principal was outstanding under the 2024 Note Documents.

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

July and October 2023 Convertible Note Purchase Agreements

In July, 2023, the Company entered into a Note Purchase Agreement, or the 2023 Note Purchase Agreement with certain accredited investors, or the 2023 Lenders, pursuant to which the Company issued the 2023 Lenders convertible promissory notes, or the 2023 Notes, collectively with the 2023 Note Purchase Agreement, or the 2023 Note Documents, with an aggregate principal balance of $1,015,000 the 2023 Private Placement. The 2023 Note Documents provide for subsequent closings for an aggregate offering size of $1.8 million in principal balance. Messrs. Tom Y. Lee and Ivan Chen, each a member of the Company’s Board invested $1,000,000 and $15,000, as of July 31, 2023, respectively in the 2023 Private Placement, through affiliates or directly. On October 20, 2023, we issued an additional 2023 Note to Mr. Lee pursuant to the 2023 Note Purchase Agreement in a subsequent closing with an aggregate principal of $785,000. The disinterested members of the Board approved the 2023 Private Placement. As of January 31, 2025, $1,800,000 of principal was outstanding under 2023 Note Documents.

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

During the six months ended January 31, 2025 and 2024, the Company recognized $126,000 and $56,000 of interest expense related to the 2025, 2024 and 2023 Notes, respectively. As of January 31, 2025, interest of $275,000 was added to the principal resulting in a balance owed of $3,975,000. In addition, as of January 31, 2025, the Notes and accrued interest were convertible into 31,468,436 shares of common stock.

6. Stockholders’ Equity

Restricted Stock Units

The Company issues restricted stock unit awards, or RSUs, to key management and as compensation for services to consultants and others. The RSUs typically vest over a one to three-year period and carry a ten-year term. Each RSU represents the right to receive one share of common stock, issuable at the time the RSU subsequently settles, as set forth in the Restricted Stock Unit Agreement. The Company determines that fair value of those awards at the date of grant, and amortize those awards as an expense over the vesting period of the award. The shares earned under the grant are usually issued when the award settles at the end of the term. As of January 31, 2025, all the RSUs had vested and 712,500 RSUs are issuable as of January 31, 2025.

Stock Option Plans

2024 Equity Incentive Plan

The Company’s shareholders approved its 2024 Equity Incentive Plan, or the 2024 Plan, in February 2024, which has a share reserve of 10,000,000 shares of common stock that were registered under a Form S-8 filed with the SEC in August 2024. The 2024 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to its employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board. The 2024 Plan replaced the prior amended and restated 2007 and 2017 shareholder approved equity plans. As of January 31, 2025, there were 7,845,000 shares available for issuance under the 2024 Plan.

During the six months ended January 31, 2025, the Compensation Committee of the Board of Directors granted 2,500,000 stock options to the Company’s employees, officers, directors and consultants with a fair value of $148,000 as determined by the Black Scholes option pricing model. The vesting terms of the options vary between one and two years and carry a ten-year term. There were no stock options granted during the three months ended January 31, 2025 and 2024.

A summary of our stock option activity is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 31, 2024	7,740,000	$0.40	$—
Granted	2,500,000	$0.07	—
Exercised	—	$—	—
Cancelled	(345,000)	$0.11	—
Outstanding at January 31, 2025	9,895,000	$0.33	$—

The weighted-average remaining contractual term of options outstanding at January 31, 2025 was 7.14 years.

At January 31, 2025, options to purchase 8,575,417 shares of common stock were exercisable. These options had a weighted-average exercise price of $0.33 and a weighted average remaining contractual term of 6.78 years. The total unrecognized compensation cost related to unvested stock option grants as of January 31, 2025 was approximately $72,000 and the weighted average period over which these grants are expected to vest is 0.54 years.

For the six months ended January 31, 2025, share-based compensation expense for stock options that vested during the period was $84,000. For the six months ended January 31, 2024, share-based compensation expense for stock options that vested during the period was $144,000.

We use the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	For the six months ended January 31,
	2025	2024
Volatility	118.49%	110.95%
Risk-free interest rate	3.86%	4.18%
Dividend yield	—%	—%
Expected life	5.26	5.36

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

7. Related Party Transactions

As of January 31, 2025 and January 31, 2024, accounts payable include $228,000 and $102,600 in board fees due to officers and directors, respectively.

8. Subsequent Events

Subsequent to January 31, 2025, the Company issued additional 2025 Notes to Mr. Lee pursuant to the 2025 Note Purchase Agreement in a subsequent closing with an aggregate principal of $500,000. The conversion and terms of the Notes are practically identical to the Notes issued during the six months ended January 31, 2025.

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

Comparison of the Three Months Ended January 31, 2025 and 2024

Net Product Sales

Net product sales were $391,000 and $325,000 for the three months ended January 31, 2025 and 2024, respectively. The increase of $66,000 was attributable to increased sales across our distribution network. Our top customer accounted for $49,000 of net product sales for the three months ended January 31, 2025.

For the three months ended January 31, 2025, one customer accounted for 12% of net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

For the three months ended January 31, 2024, one customer accounted for 12% of net product sales. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

Cost of Goods Sold

Cost of goods sold was $164,000 and $149,000 for the three months ended January 31, 2025 and 2024, respectively.

The increase of $15,000 was primarily attributable to increased sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 58% and 54% for the three months ended January 31, 2025 and 2024, respectively. The increase in gross margin percentage was primarily attributable to increased sales of higher margin packaging configurations of our products during the quarter ended January 31, 2025, as compared with the prior period.

Selling, General and Administrative Expense

Selling, general and administrative expense was $871,000 and $1,065,000 for the three months ended January 31, 2025 and 2024, respectively. The decrease of $194,000 was primarily attributable to decreased personnel costs, professional service fees and share-based compensation. These decreases were partially offset by increased marketing expense.

Share-based compensation expense, included in selling, general and administrative expense, was $27,000 and $64,000 for the three months ended January 31, 2025 and 2024, respectively. The decrease of $37,000 is primarily due to the prior year vesting of stock options and restricted stock units granted to employees, directors and consultants supporting our selling, general and administrative functions.

Research and Development Expense

Research and development expense, primarily consisting of third-party fees and personnel costs, was $81,000 and $76,000 for the three months ended January 31, 2025 and 2024, respectively.

Interest Expense

Interest expense was $70,000 and $38,000 for the three months ended January 31, 2025 and 2024, respectively. The increase of $32,000 was primarily due to accrued interest on the convertible notes.

Comparison of the Six Months Ended January 31, 2025 and 2024

Net Product Sales

Net product sales were $946,000 and $1,043,000 for the six months ended January 31, 2025 and 2024, respectively. The decrease of $97,000 was attributable to decreased sales across our end user network. Our top customer accounted for $172,000 of net product sales for the six months ended January 31, 2025.

For the six months ended January 31, 2025, two individual customers accounted for 18% and 11% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

For the six months ended January 31, 2024, one individual customer accounted for 30% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

During the six months ended January 31, 2025 and 2024, we recognized $1,000 and $5,000 in royalties from a nonexclusive third-party distributor, respectively.

Cost of Goods Sold

Cost of goods sold was $395,000 and $429,000 for the six months ended January 31, 2025 and 2024, respectively. The decrease of $34,000 was primarily was due to decreased sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 58% and 59% for the six months ended January 31, 2025 and 2024, respectively. The slight decrease in gross margin percentage was primarily attributable to the sale of higher margin packaging configurations of our products during the six months ended January 31, 2024, as compared with the prior period.

Selling, General and Administrative Expense

Selling, general and administrative expense was $1,752,000 and $2,138,000 for the six months ended January 31, 2025 and 2024, respectively. The decrease of $386,000 was primarily attributable to decreased personnel costs, professional service fees, and share-based compensation. These decreases were partially offset by increased board of director fees.

Share-based compensation expense, included in selling, general and administrative expense, was $84,000 and $144,000 for the six months ended January 31, 2025 and 2024, respectively. The decrease of $60,000 is primarily due to the prior year vesting of stock options and restricted stock units granted to employees, directors and consultants supporting our selling, general and administrative functions.

Research and Development Expense

Research and development expense, primarily consisting of third-party fees and personnel costs, was $152,000 and $156,000 for the six months ended January 31, 2025 and 2024, respectively.

Interest Expense

Interest expense was $132,000 and $62,000 for the six months ended January 31, 2025 and 2024, respectively. The increase of $70,000 was primarily due to accrued interest on the convertible notes.

Liquidity and Capital Resources

As of January 31, 2025, we had $277,000 in cash and cash equivalents compared with $424,000 in cash and cash equivalents as of July 31, 2024. The net decrease in cash and cash equivalents was attributable to cash used to fund operations offset by the note payable financings that occurred during the six months ended January 31, 2025. Additionally, as of January 31, 2025, we had $866,000 of current liabilities, including $700,000 in accounts payable, compared with $733,000 of current liabilities, including $601,000 in accounts payable as of July 31, 2024. The net increase in current liabilities was due to trade payables due to our vendors.

We have a history of recurring losses, and as of January 31, 2025 we have a stockholder deficiency of $4,267,000. During the six months ended January 31, 2025, we recorded a net loss of $1,487,000 on recorded net revenue of $947,000. In addition, during the six months ended January 31, 2025 we used $1,047,000 in operating activities resulting in a cash balance of $202,000 as of January 31, 2025. Our history of recurring operating losses, and negative cash flows from operating activities give rise to substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, concluded that there were no changes in our internal controls over financial reporting during the six months ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have a history of recurring losses, and as of January 31, 2025 we have incurred a cumulative net loss of $138,100,000. During the six months ended January 31, 2025, we recorded a net loss of $1,487,000 on recorded net revenue of $947,000. In addition, during the six months ended January 31, 2025 we used $1,047,000 in operating activities resulting in a cash balance of $202,000 as of January 31, 2025. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof, and we will need to raise additional capital to continue our operations and to implement our business plan, which capital may not be available on acceptable terms or at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

3.1	Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.1.1	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.1.2	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on May 19, 2021).

3.2	Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

3.2.1	Amendment to the Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

31.1 *	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at January 31, 2025 and July 31, 2024; (ii) Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2025 and 2024; (iii) Condensed Consolidated Statements of Stockholders’ equity for the three and six months ended January 31, 2025 and 2024 ;(iv) Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2025 and 2024; and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE, INC.

Date: March 17, 2025	By:	/s/ ROBERT F. BARTLETT
Robert F. Bartlett, Chief Executive Officer (Principal Executive Officer)

Date: March 17, 2025	By:	/s/ MARK S. ELLIOTT
Mark S. Elliott, Vice President, Finance
(Principal Financial and Accounting Officer)

