Form 10-Q
period 2025-04-30
PURE BIOSCIENCE, INC.
filed 2025-06-16
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2025

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

As of June 16, 2025, there were 111,886,473 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PURE Bioscience, Inc.

Form 10-Q

for the Quarterly Period Ended April 30, 2025

Part I - Financial Information

Item 1. Financial Statements

PURE Bioscience, Inc.

Condensed Consolidated Balance Sheets

	April 30, 2025	July 31, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$540,000	$349,000
Accounts receivable	287,000	298,000
Inventories, net	131,000	56,000
Restricted cash	75,000	75,000
Prepaid expenses	13,000	27,000
Total current assets	1,046,000	805,000
Property, plant and equipment, net	11,000	13,000
Total assets	$1,057,000	$818,000
Liabilities and stockholders’ deficiency
Current liabilities
Accounts payable	$799,000	$601,000
Accrued liabilities	173,000	132,000
Total current liabilities	972,000	733,000
Long-term liabilities
Convertible notes payable to related parties	4,899,000	2,949,000
Total liabilities	5,871,000	3,682,000
Commitments and contingencies
Stockholders’ deficiency
Preferred stock, $0.01 par value: 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 200,000,000 shares authorized, 111,856,473 shares issued and outstanding at April 30, 2025, and July 31, 2024	1,119,000	1,119,000
Additional paid-in capital	132,729,000	132,612,000
Accumulated deficit	(138,662,000)	(136,595,000)
Total stockholders’ deficiency	(4,814,000)	(2,864,000)
Total liabilities and stockholders’ deficiency	$1,057,000	$818,000

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended		Three months Ended
	April 30,		April 30,
	2025	2024	2025	2024
Net product sales	$1,435,000	$1,483,000	$489,000	$440,000
Royalty revenue	3,000	6,000	2,000	1,000
Total revenue	1,438,000	1,489,000	491,000	441,000
Cost of goods sold	603,000	612,000	208,000	183,000
Gross profit	835,000	877,000	283,000	258,000
Operating costs and expenses
Selling, general and administrative	2,528,000	3,136,000	776,000	998,000
Research and development	243,000	233,000	91,000	77,000
Total operating costs and expenses	2,771,000	3,369,000	867,000	1,075,000
Loss from operations	(1,936,000)	(2,492,000)	(584,000)	(817,000)
Other income (expense)
Other income (expense), net	79,000	1,000	82,000	1,000
Interest expense, net	(210,000)	(103,000)	(78,000)	(41,000)
Total other income (expense)	(131,000)	(102,000)	4,000	(40,000)
Net loss	$(2,067,000)	$(2,594,000)	$(580,000)	$(857,000)
Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.01)	$(0.01)
Shares used in computing basic and diluted net loss per share	111,856,473	111,856,473	111,856,473	111,856,473

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Deficiency)

(Unaudited)

	Nine Months Ended April 30, 2025					Nine Months Ended April 30, 2024
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity	Shares	Amount	Capital	Deficit	Equity

Balances at beginning of period	111,856,473	$1,119,000	$132,612,000	$(136,595,000)	$(2,864,000)	111,856,473	$1,119,000	$132,398,000	$(133,245,000)	$272,000
Share-based compensation expense - stock options	—	—	114,000	—	114,000	—	—	176,000	—	176,000
Share-based compensation expense - restricted stock units	—	—	3,000	—	3,000	—	—	—	—	—

Net loss	—	—	—	(2,067,000)	(2,067,000)	—	—	—	(2,594,000)	(2,594,000)

Balances at end of period (Unaudited)	111,856,473	$1,119,000	$132,729,000	$(138,662,000)	$(4,814,000)	111,856,473	$1,119,000	$132,574,000	$(135,839,000)	$(2,146,000)

	Three Months Ended April 30, 2025					Three Months Ended April 30, 2024
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity	Shares	Amount	Capital	Deficit	Equity

Balances at beginning of period (Unaudited)	111,856,473	$1,119,000	$132,696,000	$(138,082,000)	$(4,267,000)	111,856,473	$1,119,000	$132,542,000	$(134,982,000)	$(1,321,000)

Share-based compensation expense - stock options	—	—	30,000	—	30,000	—	—	32,000	—	32,000
Share-based compensation expense - restricted stock units	—	—	3,000	—	3,000	—	—	—	—	—

Net loss	—	—	—	(580,000)	(580,000)	—	—	—	(857,000)	(857,000)

Balances at end of period (Unaudited)	111,856,473	$1,119,000	$132,729,000	$(138,662,000)	$(4,814,000)	111,856,473	$1,119,000	$132,574,000	$(135,839,000)	$(2,146,000)

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	April 30,
	2025	2024
Operating activities
Net loss	$(2,067,000)	$(2,594,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	117,000	176,000
Depreciation	2,000	110,000
Impairment of computer software	—	60,000
Changes in operating assets and liabilities:
Accounts receivable	11,000	51,000
Inventories	(75,000)	14,000
Prepaid expenses	14,000	17,000
Interest on note payable	200,000	94,000
Accounts payable and accrued liabilities	239,000	134,000
Net cash used in operating activities	(1,559,000)	(1,938,000)
Financing activities
Net proceeds from note payable to related parties	1,750,000	1,285,000
Net cash provided by financing activities	1,750,000	1,285,000
Net increase (decrease) in cash, cash equivalents, and restricted cash	191,000	(653,000)
Cash, cash equivalents, and restricted cash at beginning of period	424,000	1,170,000
Cash, cash equivalents, and restricted cash at end of period	$615,000	$517,000

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$540,000	$442,000
Restricted cash	$75,000	$75,000
Total cash, cash equivalents and restricted cash	$615,000	$517,000

See accompanying notes.

PURE Bioscience, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three and nine months ended April 30, 2025 and 2024

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information pursuant to the instructions to Form 10-Q and Article 10/Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2025 are not necessarily indicative of the results that may be expected for other quarters or the year ending July 31, 2025. The July 31, 2024 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in our Annual Report on Form 10-K. For more complete information, these unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended July 31, 2024 included in our Annual Report on Form 10-K covering such period filed with the Securities and Exchange Commission, or SEC, on October 29, 2024.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

2. Liquidity and Going Concern

The Company has a history of recurring losses, and as of April 30, 2025 it has a stockholders deficiency of $4,814,000. During the nine months ended April 30, 2025, it recorded a net loss of $2,067,000 on recorded net revenue of $1,438,000. In addition, during the nine months ended April 30, 2025 the Company used $1,559,000 in operating activities resulting in a cash balance of $540,000 as of April 30, 2025. The Company’s history of recurring operating losses, and negative cash flows from operating activities give rise to substantial doubt regarding its ability to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended July 31, 2024, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

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

Contract terms for unit price, quantity, shipping and payment are governed by sales agreements and purchase orders which it considers to be a customer’s contract in all cases. The unit price is considered the observable stand-alone selling price for the arrangements. Any promotional or sales discounts are applied evenly to the units sold for purposes of calculating the standalone selling price.

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

A summary of the Company’s revenue by product type for the nine months ended April 30, 2025 and 2024 is as follows:

	April 30,
	2025	2024
PURE Hard Surface	$1,242,000	$1,386,000
SILVÉRION	193,000	97,000
	$1,435,000	$1,483,000

A summary of the Company’s revenue by product type for the three months ended April 30, 2025 and 2024 is as follows:

	April 30,
	2025	2024
PURE Hard Surface	$468,000	$350,000
SILVÉRION	21,000	90,000
	$489,000	$440,000

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

Net Loss Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. The Company’s diluted net loss per common share is the same as its basic net loss per common share because the Company incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an anti-dilutive effect. As of April 30, 2025 and 2024, stock options, shares issuable upon the conversion of debt, and shares issuable under restricted stock unit awards of 50,255,145 and 25,588,602, respectively, have been excluded from the computation of diluted shares outstanding.

	April 30,
	2025	2024
Common stock options	10,060,000	8,355,625
Restricted stock units	742,500	712,500
Shares issuable upon the conversion of debt	39,452,645	16,520,477
Total	50,255,145	25,588,602

Inventory

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Inventories consist of the following:

	April 30, 2025	July 31, 2024
Raw materials	$22,000	$4,000
Finished goods	109,000	52,000
	$131,000	$56,000

Property, Plant and Equipment

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. During the nine months ended April 30, 2024, management performed an impairment test and determined that its forecasted operations could no longer support $60,000 of computer software previously capitalized as fixed assets, and as such an impairment was recognized. There were no impairments during the nine months ended April 30, 2025.

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

Concentrations

Gross product sales. For the nine months ended April 30, 2025, two customers accounted for 13% and 10% of net product sales. For the three months ended April 30, 2025, no customers accounted for greater than 10% of net product sales. For the three and nine months ended April 30, 2024, one customer accounted for 20% and 23% of net product sales, respectively.

Accounts receivable. As of April 30, 2025, no customers comprised greater than 10% of total accounts receivable. As of July 31, 2024, the Company had accounts receivable from two customers that comprised 12% and 13% of total accounts receivable, respectively.

Purchases. For the three months ended April 30, 2025, three vendors accounted for 30%, 11% and 10% of the Company’s purchases, respectively. For the nine months ended April 30, 2025, two vendors accounted for 26% and 10% of the Company’s purchases, respectively. For the three months ended April 30, 2024, one vendor accounted for 29% of the Company’s purchases. For the nine months ended April 30, 2024, two vendors accounted for 19% and 10% of the Company’s purchases.

Accounts payable. As of April 30, 2025, the Company’s largest vendor accounted for 14% of total trade accounts payable. As of July 31, 2024, no vendors accounted for 10% or more of the total accounts payable.

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

In November 2024, FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation and amortization expense for each caption on the income statement where such expenses are included. The update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on its financial statement disclosures.

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

During the nine months ended April 30, 2025, the Company issued additional 2025 Notes to Mr. Lee pursuant to the 2025 Note Purchase Agreement in subsequent closings with an aggregate principal of $1,250,000. As of April 30, 2025, $1,750,000 of principal was outstanding under the 2025 Note Documents.

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

On June 21, 2024, the Company issued an additional 2024 Note to Mr. Lee pursuant to the 2024 Note Purchase Agreement in a subsequent closing with an aggregate principal of $500,000. The disinterested members of the Board approved the 2024 Private Placement. As of April 30, 2025, $1,000,000 of principal was outstanding under the 2024 Note Documents.

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

July and October 2023 Convertible Note Purchase Agreements

In July, 2023, the Company entered into a Note Purchase Agreement, or the 2023 Note Purchase Agreement with certain accredited investors, or the 2023 Lenders, pursuant to which the Company issued the 2023 Lenders convertible promissory notes, or the 2023 Notes, collectively with the 2023 Note Purchase Agreement, or the 2023 Note Documents, with an aggregate principal balance of $1,015,000 the 2023 Private Placement. The 2023 Note Documents provide for subsequent closings for an aggregate offering size of $1.8 million in principal balance. Messrs. Tom Y. Lee and Ivan Chen, each a member of the Company’s Board invested $1,000,000 and $15,000, as of July 31, 2023, respectively in the 2023 Private Placement, through affiliates or directly. On October 20, 2023, we issued an additional 2023 Note to Mr. Lee pursuant to the 2023 Note Purchase Agreement in a subsequent closing with an aggregate principal of $785,000. The disinterested members of the Board approved the 2023 Private Placement. As of April 30, 2025, $1,800,000 of principal was outstanding under 2023 Note Documents.

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

During the nine months ended April 30, 2025 and 2024, the Company recognized $200,000 and $94,000 of interest expense related to the 2025, 2024 and 2023 Notes, respectively. As of April 30, 2025, interest of $349,000 was added to the principal resulting in a balance owed of $4,899,000. In addition, as of April 30, 2025, the Notes and accrued interest were convertible into 39,452,645 shares of common stock.

6. Stockholders’ Equity

Restricted Stock Units

The Company issues restricted stock unit awards, or RSUs, to key management and as compensation for services to consultants and others. The RSUs typically vest over a one to three-year period and carry a ten-year term. Each RSU represents the right to receive one share of common stock, issuable at the time the RSU subsequently settles, as set forth in the Restricted Stock Unit Agreement. The Company determines the fair value of awards at the date of grant and amortizes the awards as an expense over the vesting period of the award. The shares earned under the grant are usually issued when the award settles at the end of the term.

During the nine months ended April 30, 2025, the Company granted 30,000 RSU’s to a third-party consultant for manufacturing services. The RSU’s vested 100% on the date of grant. As a result, the Company recognized the entire fair value of $3,000 of compensation cost relating to the vesting of the RSUs.

During the nine months ended April 30, 2024, no compensation cost related to RSU’s was recognized, as all outstanding RSU’s were fully vested.

All of the remaining 742,500 RSUs outstanding are vested and issuable as of April 30, 2025. The RSUs are issued upon settlement date which is defined as “for each Vested Unit, the earliest of (i) the ten-year anniversary of the grant date; (ii) sixty days after the date the grantee’s service ceases for any reason and such cessation constitutes a “separation from service” within the meaning of Section 409A of the Internal Revenue Service Code (the “Code”); (iii) the date of Grantee’s death or (iv) the date of a change in control that constitutes a “change in control event” within the meaning of Section 409A of the Code”.

A summary of the Company’s restricted stock unit activity and related data is as follows:

	Total RSU Shares	Vested and Issuable
Outstanding at July 31, 2024	712,500	712,500
Granted	30,000	30,000
Issued	—	—
Forfeited	—	—
Outstanding at April 30, 2025	742,500	742,500

Stock Option Plans

2024 Equity Incentive Plan

The Company’s shareholders approved its 2024 Equity Incentive Plan, or the 2024 Plan, in February 2024, which has a share reserve of 10,000,000 shares of common stock that were registered under a Form S-8 filed with the SEC in August 2024. The 2024 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to its employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board. The 2024 Plan replaced the prior amended and restated 2007 and 2017 shareholder approved equity plans. As of April 30, 2025, there were 7,500,000 shares available for issuance under the 2024 Plan.

During the nine months ended April 30, 2025, the Compensation Committee of the Board of Directors granted 2,500,000 stock options to the Company’s employees, officers, directors and consultants with a fair value of $148,000 as determined by the Black Scholes option pricing model. The vesting terms of the options vary between one and two years and carry a ten-year term.

During the three months ended April 30, 2025, the Compensation Committee of the Board of Directors granted 165,000 stock options to Company’s employees, with a fair value of $10,000 as determined by the Black Scholes option pricing model. The vesting terms of the options vary between one and two years and carry a ten-year term.

A summary of our stock option activity is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 31, 2024	7,740,000	$0.40	$—
Granted	2,665,000	$0.07	—
Exercised	—	$—	—
Cancelled	(345,000)	$0.11	—
Outstanding at April 30, 2025	10,060,000	$0.32	$—

The weighted-average remaining contractual term of options outstanding at April 30, 2025 was 6.78 years.

At April 30, 2025, options to purchase 9,069,167 shares of common stock were exercisable. These options had a weighted-average exercise price of $0.32 and a weighted average remaining contractual term of 6.69 years. The total unrecognized compensation cost related to unvested stock option grants as of April 30, 2025 was approximately $48,000 and the weighted average period over which these grants are expected to vest is 0.38 years.

For the nine months ended April 30, 2025, share-based compensation expense for stock options that vested during the period was $114,000. For the nine months ended April 30, 2024, share-based compensation expense for stock options that vested during the period was $176,000.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	For the nine months ended April 30,
	2025	2024
Volatility	118.49%	110.95%
Risk-free interest rate	4.17%	4.18%
Dividend yield	—%	—%
Expected life	5.25	5.36

	For the three months ended April 30,
	2025	2024
Volatility	125.48%	—%
Risk-free interest rate	4.47%	—%
Dividend yield	—%	—%
Expected life	5.31	—

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

The Company has never paid dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. Accordingly, we have assumed no dividend yield for purposes of estimating the fair value of our share-based compensation.

The expected life of options was estimated using the average between the contractual term and the vesting term of the options.

7. Related Party Transactions

As of April 30, 2025 and April 30, 2024, accounts payable include $249,000 and $136,000, respectively, in board fees due to officers and directors.

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

Comparison of the Three Months Ended April 30, 2025 and 2024

Net Product Sales

Net product sales were $489,000 and $440,000 for the three months ended April 30, 2025 and 2024, respectively. The increase of $49,000 was attributable to increased sales across our distribution network. Our top customer accounted for $40,000 of net product sales for the three months ended April 30, 2025.

For the three months ended April 30, 2025, no individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

For the three months ended April 30, 2024, one customer accounted for 20% of net product sales. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

During the three months ended April 30, 2025 and 2024, we recognized $2,000 and $1,000 in royalties from a nonexclusive third-party distributor, respectively.

Cost of Goods Sold

Cost of goods sold was $208,000 and $183,000 for the three months ended April 30, 2025 and 2024, respectively. The increase of $25,000 was primarily attributable to increased sales during the current quarter.

Gross margin as a percentage of net product sales, was 57% and 58% for the three months ended April 30, 2025 and 2024, respectively. The decrease in gross margin percentage was primarily attributable to increased sales of lower margin packaging configurations of our products during the current quarter ended April 30, 2025.

Selling, General and Administrative Expense

Selling, general and administrative expense was $776,000 and $998,000 for the three months ended April 30, 2025 and 2024, respectively. The decrease of $222,000 was due to reduced facilities cost, professional service fees and personnel costs.

Share-based compensation expense, included in selling, general and administrative expense, was $33,000 and $32,000 for the three months ended April 30, 2025 and 2024, respectively. The slight increase is primarily due to the current year vesting of stock options and restricted stock units granted to employees, directors and consultants supporting our selling, general and administrative functions.

Research and Development Expense

Research and development expense, primarily consisting of third-party fees and personnel costs, was $91,000 and $77,000 for the three months ended April 30, 2025 and 2024, respectively.

Interest Expense

Interest expense was $78,000 and $41,000 for the three months ended April 30, 2025 and 2024, respectively. The increase of $37,000 was primarily due to accrued interest on convertible notes issued in 2025, 2024 and 2023.

Other Income

Other income was $82,000 and $1,000 for the three months ended April 30, 2025 and 2024, respectively. During the current quarter we received $82,000 from the U.S. Governments Employee Retention Tax Credit Program.

Comparison of the Nine Months Ended April 30, 2025 and 2024

Net Product Sales

Net product sales were $1,435,000 and $1,483,000 for the nine months ended April 30, 2025 and 2024, respectively. The decrease of $48,000 was attributable to decreased sales across our end user network. Our top customer accounted for $193,000 of net product sales for the nine months ended April 30, 2025.

For the nine months ended April 30, 2025, two individual customers accounted for 13% and 10% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

For the nine months ended April 30, 2024, one individual customer accounted for 23% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

During the nine months ended April 30, 2025 and 2024, we recognized $3,000 and $6,000 in royalties from a nonexclusive third-party distributor, respectively.

Cost of Goods Sold

Cost of goods sold was $603,000 and $612,000 for the nine months ended April 30, 2025 and 2024, respectively. The decrease of $9,000 was primarily attributable to decreased sales during the current fiscal year.

Gross margin as a percentage of net product sales, or gross margin percentage, was 58% and 59% for the nine months ended April 30, 2025 and 2024, respectively. The decrease in gross margin percentage was primarily attributable to the sale of lower margin packaging configurations of our products during the nine months ended April 30, 2025, as compared with the prior period.

Selling, General and Administrative Expense

Selling, general and administrative expense was $2,528,000 and $3,136,000 for the nine months ended April 30, 2025 and 2024, respectively. The decrease of $608,000 was primarily attributable to decreased personnel costs, professional service fees and board of director fees. These decreases were partially offset by increased travel expense.

Share-based compensation expense, included in selling, general and administrative expense, was $117,000 and $176,000 for the nine months ended April 30, 2025 and 2024, respectively. The decrease of $59,000 is primarily due to the prior year vesting of stock options and restricted stock units granted to employees, directors and consultants supporting our selling, general and administrative functions.

Research and Development Expense

Research and development expense, primarily consisting of third-party fees and personnel costs, was $243,000 and $233,000 for the nine months ended April 30, 2025 and 2024, respectively.

Interest Expense

Interest expense was $210,000 and $103,000 for the nine months ended April 30, 2025 and 2024, respectively. The increase of $107,000 was primarily due to accrued interest on the outstanding 2025, 2024 and 2023 convertible notes.

Other Income

Other income was $79,000 and $1,000 for the nine months ended April 30, 2025 and 2024, respectively. During the nine months ended April 30, 2025, we received $82,000 from the U.S. Governments Employee Retention Tax Credit Program.

Liquidity and Capital Resources

As of April 30, 2025, we had $615,000 in cash and cash equivalents compared with $424,000 in cash and cash equivalents as of July 31, 2024. The net increase in cash and cash equivalents was attributable to cash received from financing activities, offset by cash used to fund continuing operations. Additionally, as of April 30, 2025, we had $972,000 of current liabilities, including $799,000 in accounts payable, compared with $733,000 of current liabilities, including $601,000 in accounts payable as of July 31, 2024. The net increase in current liabilities was due to increased trade payables owed to our contract manufactures.

We have a history of recurring losses, and as of April 30, 2025 we have a stockholder deficiency of $4,814,000. During the nine months ended April 30, 2025, we recorded a net loss of $2,067,000 on recorded net revenue of $1,438,000. In addition, during the nine months ended April 30, 2025 we used $1,559,000 in operating activities resulting in a cash balance of $540,000 as of April 30, 2025. Our history of recurring operating losses, and negative cash flows from operating activities give rise to substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, concluded that there were no changes in our internal controls over financial reporting during the nine months ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, including the risk factor included below, as well as the risk factors disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended July 31, 2024, which we filed with the SEC on October 29, 2024, or the Form 10-K. Other than the risk factor included below, the risks and uncertainties described in “Item 1A — Risk Factors” of our Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q, including the risk factor included below, or any of the risks disclosed in “Item 1A — Risk Factors” of our Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects.

Risks Related to Our Business and Industry

As a result of our historical lack of financial liquidity, we do not currently have sufficient working capital to fund our planned operations and may not be able to continue as a going concern.

We have a history of recurring losses, and as of April 30, 2025 we have a stockholder deficiency of $4,814,000. During the nine months ended April 30, 2025, we recorded a net loss of $2,067,000 on recorded net revenue of $1,438,000. In addition, during the nine months ended April 30, 2025 we used $1,559,000 in operating activities resulting in a cash balance of $540,000 as of April 30, 2025. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof, and we will need to raise additional capital to continue our operations and to implement our business plan, which capital may not be available on acceptable terms or at all.

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

PURE BIOSCIENCE, INC.

Date: June 16, 2025	By:	/s/ ROBERT F. BARTLETT
Robert F. Bartlett, Chief Executive Officer (Principal Executive Officer)

Date: June 16, 2025	By:	/s/ MARK S. ELLIOTT
Mark S. Elliott, Vice President, Finance
(Principal Financial and Accounting Officer)