Form 10-K
period 2025-07-31
PURE BIOSCIENCE, INC.
filed 2025-10-29
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates, as of the last business day of the registrant’s second quarter, was approximately $4,674,000 (computed on the basis of the closing price of the common stock on the OTCQB Bulletin Board on January 31, 2025). For purposes of this computation only, all executive officers, directors and 10% or greater stockholders have been deemed affiliates.

As of October 29, 2025, there were 111,886,473 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

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

Summary of Material Risks Associated with Our Business

Our business is subject to a number of risks that if realized could materially affect our business, prospects, operating results and financial condition. These risks are discussed more fully in the “Risk Factors” section of this Annual Report. These risks include the following:

●	Our auditors have expressed substantial doubt about our ability to continue as a going concern.

●	We have limited capital and will need to raise additional capital in the future.

●	We have a history of losses, and we may not achieve or maintain profitability.

●	Raising additional funds by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

●	We need to continue to increase customer awareness and adoption of our food safety product offerings, PURE® Hard Surface, a food contact surface sanitizer and disinfectant designed for restaurant chains, food processors, and transportation companies, and PURE® Control, a direct food contact processing aid.

●	We may not be able to correctly estimate our future revenues and operating expenses, which could lead to cash shortfalls, and require us to secure additional financing sooner than planned.

●	Our quarterly operating results may vary, which could negatively affect the market price of our common stock.

●	If we are unable to obtain the required regulatory approvals from the U.S. Food and Drug Administration, or the FDA, and the United States Department of Agriculture, or the USDA, or if such efforts are delayed, our ability to commercialize PURE Control as a direct food contact processing aid will be harmed and our business and operating results will suffer.

●	A loss of one or more of our key customers could adversely affect our business.

●	We are dependent on our core silver dihydrogen citrate, or SDC, technology and if our efforts to achieve or maintain market acceptance of our core SDC technology are not successful, we are unlikely to continue to maintain profitability.

●	We are subject to intense competition in the food safety market.

●	We have limited sales, marketing and product distribution experience.

●	We are dependent on a third-party, over whom we have limited control, to manufacture our SDC-based products.

●	We rely on third parties to develop SDC-based products, and they may not do so successfully or diligently.

●	We are subject to substantial regulation related to quality standards applicable to our manufacturing and quality processes, and our or our partners, including our third-party manufacturers’; failure to comply with applicable quality standards could affect our ability to commercialize SDC products.

●	The industries in which we operate are heavily regulated.

●	If we are unable to obtain, maintain or defend the patent and other intellectual property rights relating to our technology, we or our collaborators and distributors may not be able to develop and market proprietary products based on our technology, which would have a material adverse impact on our results of operations.

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

Sales Concentration

Net product sales were $2,198,000 and $1,955,000 for the fiscal year ended July 31, 2025 and 2024, respectively. The increase of $243,000 was attributable to increased sales across our end-user network servicing the food processing industry. Our top three customers accounted for $787,000 of net product sales for the fiscal year ended July 31, 2025. For the year ended July 31, 2025, one customer accounted for 18% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. There were no foreign sales during the fiscal year ended July 31, 2025.

From time to time, one or a small number of our customers may represent a significant percentage of our revenue. Our largest customer accounted for 18% of our revenue for the fiscal year ended July 31, 2025. Although we have agreements with many of our customers, these agreements typically do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers to significantly reduce the amount of product ordered or license fees paid, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

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

Human Capital

As of October 29, 2025, we have 11 full-time employees and 1 part-time employee. We believe we have successfully attracted skilled and experienced talent; however, the competition for qualified personnel is fierce, and we cannot guarantee our ability to retain or attract them in the future. None of our employees are part of collective bargaining agreements, and we maintain positive relations with our team. We are committed to fostering a culture that promotes the values, behaviors, and attributes essential for advancing our business and executing our strategy.

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

We have a history of recurring losses, and as of July 31, 2025 we have incurred a cumulative net loss of $139.0 million. During the fiscal year ended July 31, 2025, we recorded a net loss of $2.4 million on recorded net revenue of $2.20 million. In addition, during the year ended July 31, 2025 we used $2.0 million in operating activities resulting in a cash balance of $334,000 as of July 31, 2025. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof, and we will need to raise additional capital to continue our operations and to implement our business plan, which capital may not be available on acceptable terms or at all.

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

We have limited capital and will need to raise additional capital in the future.

We do not currently have the capital necessary to fund our continuing operations and we will require additional capital in order to fund our continuing operations. We cannot assure you that additional financing will be available when needed or that, if available, we can obtain financing on terms favorable to us or to our stockholders. For example, we have previously raised funds from Tom Lee, a member of our Board of Directors. If Tom Lee fails to continue to fund our operations, we may be required to delay or scale back our marketing, distribution and other commercialization activities or cease our operations altogether. Further, if we continue to raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely continue to result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. Further, any contracts or license arrangements we enter into to raise funds may require us to relinquish our rights to our products or technology, and we cannot assure you that we will be able to enter into any such contracts or license arrangements on acceptable terms, or at all. Having insufficient funds may require us to delay or scale back our marketing, distribution and other commercialization activities or cease our operations altogether.

We have a history of losses, and we may not achieve or maintain profitability.

We had a loss of $2.4 million for the fiscal year ended July 31, 2025, and a loss of $3.4 million for the fiscal year ended July 31, 2024. As of July 31, 2025, we have incurred a cumulative net loss of approximately $139.0 million. Although we believe we are making progress on implementing our business plan focused on the food safety market, we expect to continue to have losses in future periods. None of our existing agreements contain provisions that provide for fixed or minimum revenues. If the penetration into the marketplace of PURE Hard Surface, PURE Control and our other SDC-based products is unsuccessful, our revenue growth is slower than anticipated or our operating expenses exceed expectations, we may not achieve profitability, and we may never achieve profitability again. Slower than anticipated revenue growth could force us to reduce our sales and marketing efforts, our product testing and optimization, and our product development and regulatory initiatives, and/or force us to reduce the size and scope of our operations, to sell or license our technologies to third parties, or to cease operations altogether. Given our recent introduction of our SDC-based products in the food safety market, we are unable to predict the extent of any future income or our future losses and we may not be able to sustain or increase profitability on an ongoing basis.

Raising additional funds by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

We may need to increase our liquidity and capital resources in future periods. We have a history of raising funds through offerings of our common stock and warrants to purchase shares of our common stock, and we may in the future raise additional funds through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements. For example, during fiscal year ended July 31, 2025, we completed a private placement convertible debt financing to accredited investors, in which we raised net proceeds of $2.0 million. To the extent that we continue to raise additional capital by issuing debt or equity securities, our stockholders’ ownership will be diluted. Additionally, any debt financing we obtain may involve covenants that restrict our operations. These restrictive covenants may include, among other things, limitations on borrowing, specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens on our assets, pay dividends on or redeem our capital stock or make investments. In addition, if we raise funds through collaboration and licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to us or relinquish potentially valuable rights to our products or proprietary technologies. We may be required in future collaborations to relinquish all or a portion of our sales and marketing rights with respect to our products or license intellectual property that enable licensees to develop competing products in order to complete any such transaction.

As of October 29, 2025, we had 164,984,696 shares of common stock issued and outstanding or reserved for issuance under equity compensation plans, vested and unvested options, unvested restricted stock units and convertible debt. Our current authorized capital stock is limited to 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. Any increase in our authorized capital stock would require the approval of a majority of our shareholders as well as the approval of our Board of Directors, or Board. If we were unable to increase our authorized capital stock for any reason, our ability to raise additional capital through the issuance of equity or convertible debt would be severely compromised and we may be unable to obtain equity or convertible debt capital at all.

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

From time to time, one or a small number of our customers may represent a significant percentage of our revenue. For the year ended July 31, 2025, one individual customer accounted for 18% of our net product sales. Although we have agreements with many of our customers, these agreements typically do not prohibit customers from purchasing products and services from competitors or contain minimum purchase obligations. A decision by any of our major customers to significantly reduce the amount of product ordered or license fees paid, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

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

At July 31, 2024, we had federal and state tax net operating loss carry-forwards of approximately $106.7 million and $66.8 million, respectively. Utilization of these net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred, including with respect to our recent private placements, or that could occur in the future, as required by Section 382 of the Internal Revenue Code as well as similar state provisions. These ownership changes may limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since our formation, we have raised capital through the issuance of capital stock on several occasions (both before and after our initial public offering in 1996) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future based upon subsequent disposition. While we believe that we have not experienced an ownership change, the pertinent tax rules related thereto are complex and subject to varying interpretations, and thus the applicable taxing authorities may take an alternative position.

Our current federal tax loss carry-forwards began expiring in the year ended July 31, 2020 and, unless previously utilized, all but $13.5 million will completely expire in the year ending July 31, 2038. The $13.5 million can be carried forward indefinitely. Our state tax loss carry-forwards begin to expire in the year ending July 31, 2029, and will completely expire in the year ending July 31, 2040.

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

Our common stock is approved for quotation on the over-the-counter, or OTC Markets’ OTCQB marketplace, or OTCQB under the symbol “PURE.” The OTCQB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities and provides significantly less liquidity than a listing on the Nasdaq Stock Markets or other national securities exchange. The OTCQB securities are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to the national stock exchanges and any prices quoted may not be a reliable indication of the value of our common stock. Quotes for stocks included on the OTCQB are not listed in the financial sections of newspapers as are those for the Nasdaq Stock Market or the New York Stock Exchange, or NYSE MKT. Therefore, prices for securities traded solely on the OTCQB may be difficult to obtain.

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

We have historically supported our operations through the issuance of equity and debt securities and may continue to do so in the future. For example, during the fiscal year ended July 31, 2025 and 2024, we completed a private placement convertible debt financing to accredited investors, in which we raised net proceeds of $3.8 million. Pursuant to the terms of the Purchase Agreement, the conversion price for the convertible debt financing will be at least $0.115 per share and less than or equal to $0.23 per share. Although we may not be successful in obtaining financing through equity or debt sales on terms that are favorable to us in the future, if at all, any such sales that do occur could result in substantial dilution to the interests of existing holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock or other equity securities to any new investors, or the anticipation of such sales, could cause the trading price of our common stock to fall.

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

Risk Management and Strategy

As of July 31, 2025, we have implemented the following set of comprehensive cybersecurity and data protection policies and procedures. Our employees and contractors receive regular cybersecurity awareness trainings, including specific topics related to social engineering and email frauds. We have capable employees and consultants with significant expertise and certifications in cybersecurity related to our industry. We invest in advanced technologies for continuous cybersecurity monitoring across our information technology environment which are designed to prevent, detect, and minimize cybersecurity attacks, as well as alert management of such attacks.

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

Holders

As of October 29, 2025, we had approximately 219 holders of record of our common stock. This does not include beneficial owners holding common stock in street name.

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

Recent Sales of Unregistered Securities

Note Purchase Agreement with Related Parties

Fiscal 2025 Note Purchase Agreement

On September 16, 2024, the Company entered into a Note Purchase Agreement, or the 2025 Note Purchase Agreement, with certain accredited investors, or 2025 Lenders, pursuant to which the Company issued the 2025 Lenders convertible promissory notes, or the 2025 Notes, collectively with the 2025 Note Purchase Agreement, the 2025 Note Documents, with an aggregate principal balance of $500,000, or the 2025 Private Placement. The 2025 Note Documents provide for subsequent closings for an aggregate offering size of $3.0 million in principal balance. Tom Y. Lee, a member of the Company’s Board of Directors, or the Board, invested $500,000 in the 2025 Private Placement, through affiliates or directly. The disinterested members of the Board approved the 2025 Private Placement.

During the fiscal year ended July 31, 2025, the Company issued additional 2025 Notes to Mr. Lee and his affiliates pursuant to the 2025 Note Purchase Agreement in subsequent closings with an aggregate principal of $1,500,000. As of July 31, 2025, $2,000,000 of principal was outstanding under the 2025 Note Documents.

March and June 2024 Note Purchase Agreement

On March 22, 2024, the Company entered into a Note Purchase Agreement, or the 2024 Note Purchase Agreement, with certain accredited investors, or 2024 Lenders, pursuant to which the Company issued the 2024 Lenders convertible promissory notes, or the 2024 Notes, collectively with the 2024 Note Purchase Agreement, the 2024 Note Documents, with an aggregate principal balance of $500,000, or the 2024 Private Placement. The 2024 Note Documents provide for subsequent closings for an aggregate offering size of $3.0 million in principal balance. Tom Y. Lee, a member of the Board, invested $500,000 in the 2024 Private Placement, through affiliates or directly. The disinterested members of the Board approved the 2024 Private Placement.

On June 21, 2024, we issued an additional 2024 Note to Mr. Lee pursuant to the 2024 Note Purchase Agreement in a subsequent closing with an aggregate principal of $500,000. The disinterested members of the Board approved the 2024 Private Placement. As of July 31, 2025, $1,000,000 of principal was outstanding under 2024 Note Documents.

July and October 2023 Note Purchase Agreements

In July, 2023, the Company entered into a Note Purchase Agreement, or the 2023 Note Purchase Agreement with certain accredited investors, or the 2023 Lenders, pursuant to which the Company issued the 2023 Lenders convertible promissory notes, or the 2023 Notes, collectively with the 2023 Note Purchase Agreement, or the 2023 Note Documents, with an aggregate principal balance of $1,015,000 the 2023 Private Placement. The 2023 Note Documents provide for subsequent closings for an aggregate offering size of $1.8 million in principal balance. Messrs. Tom Y. Lee and Ivan Chen, each members of the Board invested $1,000,000 and $15,000, as of July 31, 2023, respectively in the 2023 Private Placement, through affiliates or directly. On October 20, 2023, we issued an additional 2023 Note to Mr. Lee pursuant to the 2023 Note Purchase Agreement in a subsequent closing with an aggregate principal of $785,000. The disinterested members of the Board approved the 2023 Private Placement. As of July 31, 2025, $1,800,000 of principal was outstanding under 2023 Note Documents.

The 2023 Notes, 2024 Notes and 2025 Notes were issued and sold in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated under the Securities Act. Each of the persons acquiring the foregoing securities was an accredited investor (as defined in Rule 501(a) of Regulation D) and confirmed the foregoing and acknowledged, in writing, that the securities must be acquired and held for investment. No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith. The proceeds from these sales were used for general corporate purposes.

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

Results of Operations – Comparison of the Years Ended July 31, 2025 and 2024

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

Net Product Sales

Net product sales were $2,198,000 and $1,955,000 for the fiscal years ended July 31, 2025 and 2024, respectively. The increase of $243,000 was attributable to increased sales across our end-user and distribution network servicing the food processing industry. Our top three customers accounted for $787,000 of net product sales for the fiscal year ended July 31, 2025.

For the year ended July 31, 2025, one customer accounted for 18% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. There were no foreign sales during the fiscal year ended July 31, 2025.

For the year ended July 31, 2024, one customer accounted for 20% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. There were no foreign sales during the fiscal year ended July 31, 2024.

During the fiscal years ended July 31, 2025 and 2024, we recognized $4,000 and $8,000 in royalties from a non-exclusive third-party distributor, respectively.

Cost of Goods Sold

Cost of goods sold was $899,000 and $811,000 for the years ended July 31, 2025 and 2024, respectively. The increase of $88,000 was primarily attributable to increased sales during the current fiscal year.

Gross margin, as a percentage of net product sales, was 59% for the years ended July 31, 2025 and 2024. Gross margin is a result of product mix. Our bulk volume products have higher margin formulations compared to our smaller configurations that require increased labor and packaging costs.

Selling, General and Administrative Expense

Selling, general and administrative expense was $3,259,000 and $3,981,000 for the years ended July 31, 2025 and 2024, respectively. The decrease of $722,000 was primarily attributable to decreased personnel, facility and board fees. These decreases were offset by increased marketing and travel fees.

Share-based compensation expense included in selling, general and administrative expense, was $147,000 and $214,000 for the fiscal years ended July 31, 2025 and 2024, respectively. The decrease of $67,000 is due to the prior year vesting of stock options and restricted stock units granted to employees, directors and consultants supporting our selling, general and administrative functions.

Research and Development Expense

Research and development expense, primarily consisting of third-party fees and personnel costs, was $316,000 and $302,000 for the years ended July 31, 2025 and 2024, respectively. The slight decrease was primarily attributable to decreased third-party testing and research supporting our EPA and FDA efforts.

Impairment of fixed assets

During the fiscal year ended July 31, 2024, management performed its annual impairment test and determined that its forecasted operations could no longer support $60,000 of computer software previously capitalized as fixed assets, and as such an impairment was recognized. There were no impairments recognized during the fiscal year ended July 31, 2025.

Interest Expense

Interest expense was $299,000 and $155,000 for the fiscal year ended July 31, 2025 and 2024, respectively. The increase of $144,000 was primarily due to accrued interest on the outstanding convertible notes.

Other Income (Expense)

Other income was $172,000 compared to other expense of $4,000 for the fiscal year ended July 31, 2025 and 2024, respectively. During the fiscal year ended July 31, 2025, we received $175,000 from the U.S. Governments Employee Retention Tax Credit Program.

Liquidity and Capital Resources

As of July 31, 2025, we had $409,000 in cash and cash equivalents compared with $424,000 in cash and cash equivalents as of July 31, 2024. The net decrease in cash and cash equivalents was attributable to the use of cash to fund our operations. Additionally, as of July 31, 2025, we had $6,174,000 of total liabilities, including $784,000 in accounts payable, compared with $3,682,000 of total liabilities, including $601,000 in accounts payable as of July 31, 2024. The net increase in total liabilities was due to the multiple note payable financings, summarized below, that occurred during the fiscal years ended July 31, 2025, 2024 and 2023.

We have a history of recurring losses, and as of July 31, 2025 we have a stockholders deficiency of $5,116,000. During the fiscal year ended July 31, 2025, we recorded a net loss of $2,399,000 on recorded net revenue of $2,202,000. In addition, during the year ended July 31, 2025 we used $2,015,000 in operating activities resulting in a cash balance of $334,000 as of July 31, 2025. Our history of recurring operating losses, and negative cash flows from operating activities give rise to substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

Note Purchase Agreements (See Note 5)

Fiscal 2025 Note Purchase Agreement

On September 16, 2024, the Company entered into a Note Purchase Agreement, or the 2025 Note Purchase Agreement, with certain accredited investors, or 2025 Lenders, pursuant to which the Company issued the 2025 Lenders convertible promissory notes, or the 2025 Notes, collectively with the 2025 Note Purchase Agreement, the 2025 Note Documents, with an aggregate principal balance of $500,000, or the 2025 Private Placement. The 2025 Note Documents provide for subsequent closings for an aggregate offering size of $3.0 million in principal balance. Tom Y. Lee, a member of the Company’s Board of Directors, or the Board, invested $500,000 in the 2025 Private Placement, through affiliates or directly. The disinterested members of the Board approved the 2025 Private Placement.

During the fiscal year ended July 31, 2025, the Company issued additional 2025 Notes to Mr. Lee and his affiliates pursuant to the 2025 Note Purchase Agreement in subsequent closings with an aggregate principal of $1,500,000. As of July 31, 2025, $2,000,000 of principal was outstanding under the 2025 Note Documents.

March and June 2024 Note Purchase Agreement

On March 22, 2024, the Company entered into a Note Purchase Agreement, or the 2024 Note Purchase Agreement, with certain accredited investors, or 2024 Lenders, pursuant to which the Company issued the 2024 Lenders convertible promissory notes, or the 2024 Notes, collectively with the 2024 Note Purchase Agreement, the 2024 Note Documents, with an aggregate principal balance of $500,000, or the 2024 Private Placement. The 2024 Note Documents provide for subsequent closings for an aggregate offering size of $3.0 million in principal balance. Tom Y. Lee, a member of the Company’s Board of Directors, or the Board, invested $500,000 in the 2024 Private Placement, through affiliates or directly. The disinterested members of the Board approved the 2024 Private Placement. On June 21, 2024, we issued an additional 2024 Note to Mr. Lee pursuant to the 2024 Note Purchase Agreement in a subsequent closing with an aggregate principal of $500,000. The disinterested members of the Board approved the 2024 Private Placement. As of July 31, 2025, $1,000,000 of principal was outstanding under the 2024 Note Documents.

July and October 2023 Note Purchase Agreements

In July 2023, the Company entered into a Note Purchase Agreement, or the 2023 Note Purchase Agreement with certain accredited investors, or the 2023 Lenders, pursuant to which the Company issued the 2023 Lenders convertible promissory notes, or the 2023 Notes, collectively with the 2023 Note Purchase Agreement, or the 2023 Note Documents, with an aggregate principal balance of $1,015,000, or the 2023 Private Placement. The 2023 Note Documents provide for subsequent closings for an aggregate offering size of $1.8 million in principal balance. Messrs. Tom Y. Lee and Ivan Chen, each members of the Board invested $1,000,000 and $15,000, as of July 31, 2023, respectively in the 2023 Private Placement, through affiliates or directly. On October 20, 2023, we issued an additional 2023 Note to Mr. Lee pursuant to the 2023 Note Purchase Agreement in a subsequent closing with an aggregate principal of $785,000. The disinterested members of the Board approved the 2023 Private Placement. As of July 31, 2025, $1,800,000 of principal was outstanding under the 2023 Note Documents.

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

There we no fixed asset impairments during the fiscal year ended July 31, 2025.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of our Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2025.

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

Item 9B. Other Information

During the year ended July 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Exchange Act.

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

Information with respect to our directors as of October 29, 2025 is shown below.

Name	Age	Director Since	Position(s) Held
Robert Bartlett	80	2023	President, Director, Chief Executive Officer
Tom Y. Lee, CPA	76	2014	Director
Ivan Chen	43	2018	Director
Tom Myers	73	2021	Director
Bernard Blotner	75	2023	Director
David M. Rendall	51	2021	Director
Darin Zehr	57	2024	Director

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

Ivan Chen joined our Board in June 2018 and has served as Chairman of the Board since August 2021. Mr. Chen brings extensive experience in the healthcare, life sciences and technology industries. He currently serves as Senior Vice President, General Counsel and Corporate Secretary at Imagen Dental Partners (“Imagen”), a dental partnership organization that provides non-clinical support services to dental practices across the United States. In this role, he is a member of the executive leadership team and oversees all legal, compliance, government relations, insurance/risk and patient relations matters at Imagen. Before joining Imagen, he was Director, Senior Corporate Counsel at PDS Health, one of the largest dental support organizations in the United States, where he focused on acquisitions, dispositions, commercial contracts and healthcare compliance. Prior to joining PDS Health, he was Director, Global M&A Counsel at eBay, a publicly-traded e-commerce platform. In this position, he led the negotiation and execution of numerous U.S. and cross-border acquisitions. Earlier in his career, he was an associate at Morrison & Foerster LLP and at Skadden, Arps, Slate, Meagher & Flom LLP, both large international law firms. In these roles, he focused on transactional, securities and corporate governance matters.

In addition to serving on the Board of our company, Mr. Chen also is on the Board of AiTmed, a privately-held, early-stage telehealth platform. Mr. Chen earned a J.D. from Harvard Law School, a master’s degree from the University of Cambridge, and a bachelor’s degree from Northwestern University. He is admitted to the bar in California and New York and is a registered in-house counsel in Arizona.

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

Information Regarding Our Executive Officers

Information with respect to our executive officers as of October 29, 2025 is shown below. Since Robert Bartlett and Tom Myers also serve on the Board, their biographies are set forth under “Information Regarding the Board of Directors” above.

Name	Age	Position(s) Held	Position(s) Held Since
Robert Bartlett	80	Chief Executive Officer	2023
Mark Elliott	50	Vice President, Finance	2015
Tom Myers	73	Executive Vice President of Technology & Development	2023

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

Family Relationships

Mr. Ivan Chen is the nephew of Mr. Tom Y. Lee. There are no other family relationships between any current director executive officer, or any director or executive officer during the fiscal year ended July 31, 2025.

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

Board and Board Committee Attendance

During the fiscal year ended July 31, 2025, the Board met six times and it took action by unanimous written consent three times. During the fiscal year ended July 31, 2025, our Audit Committee met four times. Four of the directors attended 100% of the meetings of the Board, one director attended 90% and one director attended 70%.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth a summary of cash and non-cash compensation awarded, earned or paid for services rendered to us during the fiscal years ended July 31, 2025 and July 31, 2024 by our named executive officers, consisting of (i) each individual serving as principal executive officer during the fiscal year ended July 31, 2025 and (ii) our other two most highly compensated officers serving during the fiscal year ended July 31, 2025.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Option Awards ($)(2)		Total Compensation ($)
Robert Bartlett	2025	$151,900	$39,400	(3)	$191,300
Chief Executive Officer	2024	$200,000	$15,000	(4)	$215,000
Mark Elliott	2025	$169,200	$9,400	(5)	$178,600
Vice President Finance	2024	$180,000	$15,000	(6)	$195,000
Tom Myers	2025	$188,000	$9,400	(7)	$197,400
Executive Vice President of Technology & Development	2024	$200,000	$15,000	(8)	$215,000

(1)	Amounts reflect salary earned during the respective fiscal years.

(2)	Amounts for the years ended July 31, 2025 and 2024 reflect the grant date fair value for financial statement reporting purposes with respect to stock options granted during the respective fiscal years, calculated in accordance with authoritative guidance.

(3)	Represents an award consisting of options to purchase 655,000 shares of common stock.

(4)	Represents an award consisting of options to purchase 150,000 shares of common stock.

(5)	Represents an award consisting of options to purchase 155,000 shares of common stock.

(6)	Represents an award consisting of options to purchase 150,000 shares of common stock.

(7)	Represents awards consisting of options to purchase 155,000 shares of common stock.

(8)	Represents an award consisting of options to purchase 150,000 shares of common stock.

Narrative to Summary Compensation Table

The compensation program established for the Company’s executive officers consisted of the following elements:

Base Salary: The base salaries of our named executive officers depend on their job responsibilities, the market rate of compensation paid by companies in our industry for similar positions, our financial position and performance, and the strength of our business. Base salaries provide a fixed means of compensation in order to attract and retain talent. The base salary for Mr. Bartlett was voluntary reduced from $200,000 per year to $100,000 per year during the fiscal year ended July 31, 2025. The base salary for Mr. Elliott was voluntary reduced from $180,000 per year to $157,500 per year during the fiscal year ended July 31, 2025. The base salary for Mr. Myers was voluntary reduced from $200,000 per year to $175,000 per year during the fiscal year ended July 31, 2025. Subsequent to July 31, 2025, the base salaries for Messrs. Bartlett, Elliott and Myers were voluntary reduced to $80,000, $147,500 and $155,000, respectively.

Performance-Based Cash Awards: As part of the Company’s executive compensation program, our executive officers are eligible to receive performance-based cash awards. The annual performance-based cash awards are based on the executive officer’s individual performance and the Company’s actual performance compared to the corporate goals approved by the Board and the Compensation Committee. Following the end of each fiscal year, the Board and the Compensation Committee is responsible for determining the bonus amount payable to an executive officer based on that executive officer’s individual performance during the fiscal year and its determination of the Company’s actual performance compared to the corporate goals established for that fiscal year. Due to the Company’s limited financial resources and performance, our named executive officers did not receive any performance-based cash bonuses for the years ended July 31, 2025 and 2024.

Long-Term Equity Awards: Equity ownership by our executive officers and key employees encourages them to create long-term value and aligns their interests with those of our stockholders. As a result, our executive compensation program provides for the issuance of stock options and RSUs as determined by the Compensation Committee and our Board.

Outstanding Equity Awards at Year-End

The following table provides a summary of all equity awards held by our named executive officers that were outstanding as of July 31, 2025.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
Robert Bartlett	655,000	$0.07	8/19//2034	(1)
	150,000	$0.12	7/31/2033	(2)
Mark Elliott	155,000	$0.07	8/19/2034	(3)
	150,000	$0.12	7/31/2033	(4)
	100,000	$0.20	9/30/2032	(5)
	100,000	$0.45	6/18/2031	(6)
	150,000	$0.33	1/29/2030	(7)
	150,000	$0.79	5/15/2030	(7)
Tom Myers	155,000	$0.07	8/19/2034	(8)
	150,000	$0.12	7/31/2033	(9)
	125,000	$0.20	9/30/2032	(10)
	125,000	$0.20	9/30/2032	(10)
	125,000	$0.45	6/18/2031	(11)
	125,000	$0.33	1/29/2030	(12)
	125,000	$0.79	5/15/2030	(12)

(1)	During the year ended July 31, 2025, we granted Mr. Bartlett an award consisting of an option to purchase 155,000 shares of common stock. The options have a ten-year term and vest in four quarterly installments. In addition, we granted Mr. Bartlett an award consisting of an option to purchase 500,000 shares of common stock subject to Mr. Bartlett’s employment agreement. All 500,000 options vested on the date of grant and carry a ten-year term.

(2)	During the year ended July 31, 2024, we granted Mr. Bartlett an award consisting of an option to purchase 150,000 shares of common stock. The options have a ten-year term and vest in four quarterly installments.

(3)	During the year ended July 31, 2025, we granted Mr. Elliott an award consisting of an option to purchase 155,000 shares of common stock. The options have a ten-year term and vest in four quarterly installments.

(4)	During the year ended July 31, 2024, we granted Mr. Elliott an award consisting of an option to purchase 150,000 shares of common stock. The options have a ten-year term and vest in four quarterly installments.

(5)	During the year ended July 31, 2023, we granted Mr. Elliott awards consisting of an option to purchase 100,000 shares of common stock. The options have a ten-year term and vest in four quarterly installments.

(6)	During the year ended July 31, 2021, we granted Mr. Elliott awards consisting of an option to purchase 100,000 shares of common stock. The options have a ten-year term and vest in four quarterly installments.

(7)	During the year ended July 31, 2020, we granted Mr. Elliott awards consisting of an option to purchase 300,000 shares of common stock. The options have a five-year term and vest in four quarterly installments.

(8)	During the year ended July 31, 2025, we granted Mr. Myers an award consisting of an option to purchase 155,000 shares of common stock. The options have a ten-year term and vest in four quarterly installments.

(9)	During the year ended July 31, 2024, we granted Mr. Myers awards consisting of an option to purchase 150,000 shares of common stock. The options have a ten-year term and vest in four quarterly installments.

(10)	During the year ended July 31, 2023, we granted Mr. Myers awards consisting of an option to purchase 250,000 shares of common stock. 125,000 options vest quarterly over one year. The remaining 125,000 options vest annually over two years. All 250,000 options have a ten-year term.

(11)	During the year ended July 31, 2021, we granted Mr. Myers awards consisting of an options to purchase 125,000 shares of common stock. The options have a ten-year term and vest in four quarterly installments.

(12)	During the year ended July 31, 2020, we granted Mr. Myers awards consisting of an options to purchase 250,000 shares of common stock. The options have a five-year term and vest in four quarterly installments.

During the year ended July 31, 2025, Messrs. Bartlett, Elliott and Myers had 650,000, 150,000 and 150,000 option awards vest, respectively. There was no respective value on vesting.

Employment Agreements; Potential Payments Upon Termination or a Change in Control for Current Executive Officers

On March 15, 2023, we entered into an employment agreement with Robert Bartlett, or the Bartlett Employment Agreement, to serve as our Chief Executive Officer pursuant to which Mr. Bartlett was entitled to receive an annual base salary of $300,000, a one-time signing bonus of $17,500 and an option to purchase 500,000 shares of our common stock to be granted at a future date. During the fiscal year ended July 31, 2025, Mr. Bartlett’s salary was voluntarily reduced from $200,000 to $100,000. Mr. Bartlett’s employment is “at will” and may be terminated at any time, with or without cause (as defined in the Bartlett Employment Agreement) with 30-days advance written notice.

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

Year	Summary Compensation Table Total for PEO(1)	Compensation Actually Paid to PEO(2)	Average Summary Compensation Table Total for Non-PEO NEOs(3)	Average Compensation Actually Paid to Non-PEO NEOs(4)	Value of Initial Fixed $100 Investment Based On Total Stockholder Return(5)	Net Loss (in thousands)(6)
	Robert Bartlett	Robert Bartlett
2025	$151,900	$112,500	$178,600	$159,800	$9.00	$2,400
2024	$200,000	$185,000	$190,000	$160,000	$8.00	$3,350

(1)	Robert Bartlett is our PEO for each year reported.
(2)	In accordance with SEC rules, the following adjustments were made to determine the CAP to Robert Bartlett during fiscal years 2025 and 2024, which consisted solely of adjustments to the PEO’s equity awards:

Description of Adjustment	Robert Bartlett
Fiscal Year	2025	2024
Summary Compensation Table - Total Compensation	$151,900	$200,000
- Grant Date Fair Value of Option Awards Granted in the Covered Fiscal Year	$(39,400)	$(15,000)
+ Fair Value at Fiscal Year-End of Outstanding and Unvested Option Awards Granted in the Covered Fiscal Year	$—	$—
+ Change in Fair Value of Outstanding and Unvested Option Awards Granted in Prior Fiscal Years	$—	$—
+ Fair Value on Vesting Date of Option Awards Granted in the Covered Fiscal Year that Vested During the Covered Fiscal Year	$—	$—
+ Change in Fair Value as of Vesting Date of Option Awards Granted in Prior Fiscal Years that Vested in the Covered Fiscal Year	—	—
- Fair Value as of Prior Fiscal Year-End of Option Awards Granted in Prior Fiscal Years that Failed to Meet Applicable Vesting Conditions During the Covered Fiscal Year	$—	$—
Compensation Actually Paid	$112,500	$185,000

(3)	The non-PEO NEOs for whom the average compensation is presented in this table for fiscal years 2025 and 2024 are Tom Myers and Mark Elliott. The dollar amounts reported in this column represent the average of the amounts reported for the non-PEO NEOs in the “Total” column of the Summary Compensation Table in the applicable fiscal year.
(4)	In accordance with SEC rules, the following adjustments were made to determine the CAP on average to our non-PEO NEOs during fiscal years 2025 and 2024, which consisted solely of adjustments to the non-PEO NEOs’ equity awards:

Description of Amount	2025	2024
Summary Compensation Table - Total Compensation	$178,600	$190,000
- Grant Date Fair Value of Option Awards Granted in the Covered Fiscal Year	$(18,800)	$(30,000)
+ Fair Value at Fiscal Year-End of Outstanding and Unvested Option Awards Granted in Covered Fiscal Year	$—	$—
+ Change in Fair Value of Outstanding and Unvested Option Awards Granted in Prior Fiscal Years	$—	$—
+ Fair Value on Vesting Date of Option Awards Granted in the Covered Fiscal Year that Vested During the Covered Fiscal Year	$—	$—
+ Change in Fair Value as of Vesting Date of Option Awards Granted in Prior Fiscal Years that Vested in the Covered Fiscal Year	$—	$—
- Fair Value as of Prior Fiscal Year-End of Option Awards Granted in Prior Fiscal Years that Failed to Meet Applicable Vesting Conditions During the Covered Fiscal Year	$—	$—
Compensation Actually Paid	$159,800	$160,000

(5)	Total Stockholder Return illustrates the value, as of the last day of the indicated fiscal year, of an investment of $100 in our Common Stock on July 31, 2021.
(6)	The dollar amounts reported represent the amount of net loss reflected in our audited financial statements for the applicable year.

Compensation Actually Paid and Total Stockholder Return

The following graph reflects the relationship between the PEO and average non-PEO NEO CAP versus the Company’s cumulative Total Stockholder Return, assuming an initial fixed investment of $100, for the fiscal years ended July 31, 2025 and 2024.

Compensation Actually Paid and Net Loss

The following graph reflects the relationship between the PEO and average non-PEO NEO CAP and the Company’s net loss for the fiscal years ended July 31, 2025 and 2024.

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

Compensation of Directors

The following table sets forth compensation earned in the fiscal year ended July 31, 2025 by each of our non-employee directors who are not named executive officers.

	Fees Earned or Paid in Cash	Option Awards	Total Compensation
Name	($)	($)(1)	($)
Ivan Chen	$28,125	$8,400	$36,525
Tom Y. Lee	$22,500	$7,000	$29,500
David M. Rendall	$25,500	$7,000	$32,500
Bernard Blotner	$25,500	$7,000	$32,500
Darin Zehr	$25,000	$7,000	$32,500

(1) Amounts for the year ended July 31, 2025 reflect the grant date fair value for financial statement reporting purposes with respect to stock options granted during the fiscal year, calculated in accordance with authoritative guidance.

Narrative to Director Compensation Table

During the third quarter of fiscal year 2025, Board compensation was voluntarily reduced by half. Each non-employee director of the Company receives cash fees from the Company for their services as members of the Board, and any Board Committees, as follows:

●	Each non-employee director receives an annual fee of $15,000 payable for such director’s service on the Board and each member of the Audit Committee and Compensation Committee receives an additional annual fee of $1,000 and $1,000, respectively, payable for such director’s service on that Board Committee.

●	The Chair of the Audit Committee receives an additional annual fee of $2,500 for such Chair’s service and the Chair of the Compensation Committee receives an additional annual fee of $1,250 for such Chair’s service.

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

During the fiscal year ended July 31, 2025, Messrs. Chen, Lee, Rendall, Blotner and Zehr received options to purchase 150,000, 125,000, 125,000, 125,000 and 125,000 shares of common stock, respectively. The options vest fifty percent (50%) on the date of the next annual meeting and fifty percent (50%) on the date of the following year’s annual meeting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information regarding the beneficial ownership of our common stock as of October 29, 2025, or the Evaluation Date, by: (i) each of our current directors, (ii) each of our named executive officers as set forth in Item 11 of this Annual Report, (iii) all such directors and executive officers as a group and (iv) our five percent or greater stockholders. The table is based upon information supplied by our officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

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

Name (1)	Number of Shares Beneficially Owned		Percent of Common Stock
Tom Y. Lee	45,775,625	(2)	29.04%
Mark Elliott	761,100	(3)	*
Tom Myers	1,763,850	(4)	1.62%
Ivan Chen	1,625,000	(5)	1.50%
David M. Rendall	752,371	(6)	*
Robert Bartlett	737,500	(7)	*
Bernard Blotner	135,000	(8)	*
Darin Zehr	-		*
All of our executive officers and directors as a group (8 persons)	51,984,196	(9)	34.52%

*	Indicates less than one percent of the outstanding shares of the Company’s common stock.

(1)	Unless, noted below, the address for each person listed in the table is c/o PURE Bioscience, Inc., 771 Jamacha Road, #512, El Cajon, California 92019.

(2)	Consists of 1,762,500 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 44,013,125 shares of common stock held directly by Mr. Lee and his affiliates.

(3)	Consists of 766,250 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 72,350 shares of common stock held directly by Mr. Elliott.

(4)	Consists of 991,250 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 850,100 shares of common stock held directly by Mr. Myers.

(5)	Consists of 950,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 750,000 shares of common stock held directly by Mr. Chen.

(6)	Consists of 412,500 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 402,371 shares of common stock held directly by Mr. Rendall.

(7)	Consists of 766,250 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 50,000 shares of common stock held directly by Mr. Bartlett.

(8)	Consists of 187,500 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 10,000 shares of common stock held directly by the Blotner Family 1998 Trust.

(9)	Consists of 5,836,250 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date and 46,147,946 shares of common stock, held by all directors and executive officers as a group.

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

Information About Our Equity Compensation Plans

2024 Equity Incentive Plan

Our shareholders approved our 2024 Equity Incentive Plan, or the 2024 Plan, in February 2024, which has a share reserve of 10,000,000 shares of common stock that were registered under a Form S-8 filed with the SEC in August 2024. The 2024 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board. The 2024 Plan replaced the prior amended and restated 2007 and 2017 shareholder approved equity plans. As of July 31, 2025, there were 7,500,000 shares available for issuance under the 2024 Plan.

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

The following table sets forth, as of July 31, 2025, information with respect to our equity compensation plans, and with respect to certain other options and warrants.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	9,600,000	$0.28	7,500,000
Equity compensation plans not approved by stockholders	460,000	1.17	—
Total	10,060,000	$0.32	7,500,000

(1)	Includes options only and does not include restricted stock units

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as described below and other than Board or employment relationships and compensation resulting from those employment relationships, no director, executive officer, 5% stockholder or immediate family member of any of the foregoing, was a party to any transaction or series of transactions since August 1, 2023 (the beginning of the year ended July 31, 2024), or is to be a party to any currently proposed transaction or series of proposed transactions, in which (i) we were or are to be a participant, (ii) the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at fiscal year-end for the fiscal years ended July 31, 2025 and 2024, which is $9,380, and (iii) any director, executive officer, or immediate family member of any of the foregoing had or will have a direct or indirect material interest.

For information with respect to the compensation paid to our executive officers and directors, see heading “Executive Compensation” of this Annual Report.

Equity Transactions with our Directors and Officers

Fiscal 2025 Note Purchase Agreement

On September 16, 2024, the Company entered into the 2025 Note Purchase Agreement, with the 2025 Lenders, pursuant to which the Company issued the 2025 Lenders the 2025 Notes with an aggregate principal balance of $500,000. The 2025 Note Documents provide for subsequent closings for an aggregate offering size of $3.0 million in principal balance. Tom Y. Lee, a member of the Company’s Board of Directors, or the Board, invested $500,000 in the 2025 Private Placement, through affiliates or directly. The disinterested members of the Board approved the 2025 Private Placement.

During the fiscal year ended July 31, 2025, the Company issued additional 2025 Notes to Mr. Lee and his affiliates pursuant to the 2025 Note Purchase Agreement in subsequent closings with an aggregate principal of $1,500,000. As of July 31, 2025, $2,000,000 of principal was outstanding under the 2025 Note Documents.

March and June 2024 Note Purchase Agreement

On March 22, 2024, the Company entered into the 2024 Note Purchase Agreement, with the Lenders, pursuant to which the Company issued the 2024 Notes, with an aggregate principal balance of $500,000, in the 2024 Private Placement. The 2024 Note Documents provide for subsequent closings for an aggregate offering size of $3.0 million in principal balance. Tom Y. Lee, a member of the Board, invested $500,000 in the 2024 Private Placement, through affiliates or directly.

On June 21, 2024, we issued an additional 2024 Note to Mr. Lee pursuant to the 2024 Note Purchase Agreement in a subsequent closing with an aggregate principal of $500,000. The disinterested members of the Board approved the 2024 Private Placement. As of July 31, 2025, $1,000,000 of principal was outstanding under 2024 Note Documents.

July and October 2023 Note Purchase Agreements

In July, 2023, the Company entered into the 2023 Note Purchase Agreement with the 2023 Lenders pursuant to which the Company issued the 2023 Lenders the 2023 Notes, with an aggregate principal balance of $1,015,000 in the 2023 Private Placement. The 2023 Note Documents provide for subsequent closings for an aggregate offering size of $1.8 million in principal balance. Messrs. Tom Y. Lee and Ivan Chen, each members of the Board invested $1,000,000 and $15,000, as of July 31, 2023, respectively in the 2023 Private Placement, through affiliates or directly. On October 20, 2023, we issued an additional 2023 Note to Mr. Lee pursuant to the 2023 Note Purchase Agreement in a subsequent closing with an aggregate principal of $785,000. The disinterested members of the Board approved the 2023 Private Placement. As of July 31, 2025, $1,800,000 of principal was outstanding under 2023 Note Documents.

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

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee are or have been an officer or employee of us. During fiscal 2025, 2024 and 2023, no member of our Compensation Committee had any relationship with us requiring disclosure under Item 404 of Regulation S-K. Except as set forth above, none of our executive officers served on the compensation committee (or its equivalent) or board of directors of another entity any of whose executive officers served on our Compensation Committee or board of directors.

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

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Weinberg & Company, P.A. for the years ended July 31, 2025 and 2024, respectively. All fees described below were approved by the Board or the Audit Committee:

	For the years ended July 31,
	2025	2024
Audit Fees	$108,000	$109,000
Audit-Related Fees	$—	$—
Tax Fees	$28,000	$31,000
All Other Fees	$—	$—
Total Fees	$136,000	$140,000

Audit Fees: For the years ended July 31, 2025 and 2024, the aggregate audit fees billed by our independent public accounting firm were for services rendered for the audit and quarterly reviews of our financial statements, including our Annual Report and our periodic reports, and fees incurred related to the filings of registration statements.

Audit-Related Fees: For the years ended July 31, 2025 and 2024, there were no audit-related fees billed by our independent public accounting firm.

Tax Fees: For the years ended July 31, 2025 and 2024, the aggregate tax fees consist of amounts billed by an affiliate of our independent auditors for services in connection with the preparation of our federal and state tax returns.

All Other Fees: For the years ended July 31, 2025 and 2024, there were no fees billed by our independent public accounting firm for other services, other than the fees described above.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	The list of financial statements filed in response to Part II, Item 8 is set forth at the end of this Annual Report.

	(2)	Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)		The following exhibits are filed as part of this Annual Report pursuant to Item 601 of Regulation S-K:

	3.1	Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012).

	3.1.1	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012).

	3.1.2	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on May 19, 2021).

	3.1.3	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on August 9, 2024).

	3.2	Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012).

	3.2.1	Amendment to the Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012).

	4.1 *	Description of Capital Stock

	4.2	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on July 10, 2023).

	4.3	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed with the SEC on March 27, 2024).

	4.4	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed with the SEC on September 20, 2024).

	10.1#	Amended and Restated PURE Bioscience 2007 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on February 5, 2016)

	10.2 #	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013).

	10.3#	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K filed with the SEC on October 24, 2013).

	10.4†	Manufacturing Supply Agreement, dated June 21, 2019, by and between Pure Bioscience Inc. and Intercon Chemical Company (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on June 26, 2019).

	10.5 #	Form of RSU Agreement between PURE Bioscience, Inc. and executive officers (incorporated by reference to Exhibit 10.32 of the Annual Report on Form 10-K filed with the SEC on October 28, 2015).

10.6 #	Form of Non-Employee Director Restricted Stock Units Agreement (Non-plan) (incorporated by reference to Exhibit 99.5 of the Current Report on Form 8-K filed with the SEC on June 23, 2017).

10.7 #	Form of Non-Employee Director Option Agreement (Non-plan) (incorporated by reference to Exhibit 99.6 of the Current Report on Form 8-K filed with the SEC on June 23, 2017).

10.8 #	Pure Bioscience, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 18, 2018).

10.9	Sublease Agreement, effective July 25, 2019, by and between the Company and SwabPlus L.P. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on August 2, 2019).

10.10	Form of Note Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 10, 2023).

10.11#	PURE Bioscience, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of the Registration Statement on Form S-8, filed with the SEC on August 15, 2024).

10.12#	Employment Agreement, by and between PURE Bioscience, Inc. and Robert Bartlett, dated March 15, 2023 (incorporated by referenced to Exhibit 10.16 of the Annual Report on Form 10-K, filed with the SEC on October 30, 2023).

10.13	Form of Note Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on March 27, 2024).

10.14	Form of Note Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on September 20, 2024).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K, filed with the SEC on October 13, 2009)

23.1 *	Consent of Weinberg and Company, P.A.

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *	The following materials from the Company’s Annual Report on Form 10-K for the annual period ended July 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of July 31, 2025 and 2024; (ii) Consolidated Statements of Operations for the years ended July 31, 2025 and 2024; (iii) Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2025 and 2024, (iv) Consolidated Statements of Cash Flows for the years ended July 31, 2025 and 2024; and (v) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.

†	Certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed. The Company hereby undertakes to provide further information regarding such redacted information to the Commission upon request.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE BIOSCIENCE, INC.	DATE

/s/ Robert Bartlett	October 29, 2025
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

NAME	TITLE	DATE

/s/ ROBERT BARTLETT	President, Chief Executive Officer, Director	October 29, 2025
Robert Bartlett	Principal Executive Officer

/s/ MARK ELLIOTT	Vice President, Finance	October 29, 2025
Mark Elliott	Principal Financial and Accounting Officer

/s/ IVAN CHEN	Chairman of the Board	October 29, 2025
Ivan Chen

/s/ TOM MYERS	Director	October 29, 2025
Tom Myers

/s/ DAVID RENDALL	Director	October 29, 2025
David Rendall

/s/ TOM Y. LEE	Director	October 29, 2025
Tom Y. Lee

/s/ BERNARD BLOTNER	Director	October 29, 2025
Bernard Blotner

/s/ DARIN ZEHR	Director	October 29, 2025
Darin Zehr

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Pure Bioscience Inc.

El Cajon, Ca.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pure Bioscience Inc. (the “Company”) and Subsidiaries as of July 31, 2025 and 2024, and the related statements of operations, stockholders’ deficiency, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities, and has a stockholders’ deficiency at July 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Issuance of convertible notes payable to related parties

As described in Note 5 to the financial statements, as of July 31, 2025, the Company issued certain convertible debentures in an aggregate amount of $4.8 million to related parties, The agreements contained provisions and terms that required the Company to analyze and determine if there were elements of the notes or its conversion feature that would result in (i) a derivative under ASC 815, Derivatives and Hedging, (ii) as liabilities in accordance with ASC 480, (iii) or as a standard note agreement. We identified auditing of the accounting for the convertible notes as a critical audit matter due to the complexity of the accounting of these liabilities, and because of the significance of the account balances.

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

/s/ Weinberg & Company, P.A.
Los Angeles, California
October 29, 2025

PURE Bioscience, Inc.

Consolidated Balance Sheets

	July 31, 2025	July 31, 2024
Assets
Current assets
Cash and cash equivalents	$334,000	$349,000
Accounts receivable	474,000	298,000
Inventories, net	141,000	56,000
Restricted cash	75,000	75,000
Prepaid expenses	23,000	27,000
Total current assets	1,047,000	805,000
Property, plant and equipment, net	11,000	13,000
Total assets	$1,058,000	$818,000
Liabilities and stockholders’ deficiency
Current liabilities
Accounts payable	$784,000	$601,000
Accrued liabilities	154,000	132,000
Total current liabilities	938,000	733,000

Convertible notes payable to related parties	5,236,000	2,949,000
Total liabilities	6,174,000	3,682,000
Commitments and contingencies
Stockholders’ deficiency
Preferred stock, $0.01 par value: 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 200,000,000 shares authorized, 111,886,473 shares issued and outstanding at July 31, 2025, and 111,856,473 shares issued and outstanding at July 31, 2024	1,119,000	1,119,000
Additional paid-in capital	132,759,000	132,612,000
Accumulated deficit	(138,994,000)	(136,595,000)
Total stockholders’ deficiency	(5,116,000)	(2,864,000)
Total liabilities and stockholders’ deficiency	$1,058,000	$818,000

See accompanying notes.

PURE Bioscience, Inc.

Consolidated Statements of Operations

	Year ended
	July 31,
	2025	2024
Net product sales	$2,198,000	$1,955,000
Royalty revenue	4,000	8,000
Total revenue	2,202,000	1,963,000
Cost of goods sold	899,000	811,000
Gross Profit	1,303,000	1,152,000
Operating costs and expenses
Selling, general and administrative	3,259,000	3,981,000
Research and development	316,000	302,000
Impairment of fixed assets	—	60,000
Total operating costs and expenses	3,575,000	4,343,000
Loss from operations	(2,272,000)	(3,191,000)
Other income (expense)
Interest expense, net	(299,000)	(155,000)
Other income (expense), net	172,000	(4,000)
Total other income (expense)	(127,000)	(159,000)
Net loss	$(2,399,000)	$(3,350,000)
Basic and diluted net loss per share	$(0.02)	$(0.03)
Shares used in computing basic and diluted net loss per share	111,862,884	111,856,473

See accompanying notes.

PURE Bioscience, Inc.

Consolidated Statements of Stockholders’ Equity (Deficiency)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficiency)
Balance July 31, 2023	111,856,473	$1,119,000	$132,398,000	$(133,245,000)	$272,000
Share-based compensation expense - stock options	—	—	214,000	—	214,000
Net loss	—	—	—	(3,350,000)	(3,350,000)
Balance July 31, 2024	111,856,473	$1,119,000	$132,612,000	$(136,595,000)	$(2,864,000)
Share-based compensation expense - stock options	—	—	144,000	—	144,000
Share-based compensation expense - restricted stock units	—	—	3,000	—	3,000
Issuance of common stock upon the delivery of restricted stock units	30,000	*	*	—	—
Net loss	—	—	—	(2,399,000)	(2,399,000)
Balance July 31, 2025	111,886,473	$1,119,000	$132,759,000	$(138,994,000)	$(5,116,000)

*	Less and $1,000

See accompanying notes.

PURE Bioscience, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	July 31,
	2025	2024
Operating activities
Net loss	$(2,399,000)	$(3,350,000)
Adjustments to reconcile loss to net cash used in operating activities:
Share-based compensation	147,000	214,000
Impairment of fixed assets	—	60,000
Depreciation and amortization	2,000	148,000
Changes in operating assets and liabilities:
Accounts receivable	(176,000)	(13,000)
Inventories	(85,000)	32,000
Prepaid expenses	4,000	34,000
Accounts payable and accrued liabilities	205,000	201,000
Interest on note payable	287,000	143,000
Net cash used in operating activities	(2,015,000)	(2,531,000)

Financing activities
Net proceeds from convertible notes payable to related parties	2,000,000	1,785,000
Net cash provided by financing activities	2,000,000	1,785,000

Net decrease in cash, cash equivalents, and restricted cash	(15,000)	(746,000)
Cash, cash equivalents, and restricted cash at beginning of year	424,000	1,170,000
Cash, cash equivalents, and restricted cash at end of year	$409,000	$424,000

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$334,000	$349,000
Restricted cash	75,000	75,000
Total cash, cash equivalents and restricted cash	$409,000	$424,000

Supplemental disclosure of cash flow information
Cash paid for taxes	$3,000	$5,000

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

Liquidity and Going Concern

The Company has a history of recurring losses, and as of July 31, 2025 it has a stockholders deficiency of $5,116,000. During the fiscal year ended July 31, 2025, it recorded a net loss of $2,399,000 on recorded net revenue of $2,202,000. In addition, during the year ended July 31, 2025 the Company used $2,015,000 in operating activities resulting in a cash balance of $334,000 as of July 31, 2025. The Company’s history of recurring operating losses, and negative cash flows from operating activities give rise to substantial doubt regarding its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

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

A summary of the Company’s revenue by product type for the fiscal years ended July 31, 2025 and 2024 is as follows:

	July 31,
	2025	2024
PURE Hard Surface	$1,995,000	$1,858,000
SILVÉRION	203,000	97,000
	$2,198,000	$1,955,000

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

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company become aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our historical losses and an overall assessment of past due trade accounts receivable outstanding. Management determined no allowance for doubtful accounts was necessary at July 31, 2025 and 2024.

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

Concentrations

Gross sales. For the year ended July 31, 2025, one individual customer accounted for 18% of the Company’s net product sales. No other individual customer accounted for 10% or more of its net product sales. The geographic breakdown of net product sales was as follows: 100% U.S. For the year ended July 31, 2024, one individual customer accounted for 20% of the Company’s net product sales. No other individual customer accounted for 10% or more of its net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

Accounts receivable. As of July 31, 2025, the Company had accounts receivable from two customers that comprised 40% and 12% of total accounts receivable, respectively. As of July 31, 2024, the Company had accounts receivable from two customers that comprised 13% and 12% of total accounts receivable, respectively.

Purchases. For the fiscal year ended July 31, 2025, two vendors accounted for 28% and 11% of the Company’s purchases. For the fiscal year ended July 31, 2024, one vendor accounted for 19% of the Company’s purchases.

Accounts payable. As of July 31, 2025, one vendor accounted for 13% of the total trade accounts payable. As of July 31, 2024, no vendors accounted for 10% or more of the total trade accounts payable.

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

Income (Loss) Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. The Company’s diluted net loss per common share is the same as our basic net loss per common share because it incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an anti-dilutive effect. As of July 31, 2025 and 2024, stock options, shares issuable upon the conversion of debt, and shares issuable under restricted stock unit awards of 53,098,223 and 29,666,450, respectively, have been excluded from the computation of diluted shares outstanding.

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

3. Balance Sheet Details

Inventories consist of the following:

	July 31,
	2025	2024
Raw materials	$14,000	$4,000
Finished goods	127,000	52,000
	$141,000	$56,000

Inventories at July 31, 2025 and 2024, are net of a reserve for inventory obsolescence of $212,000 and $238,000, respectively.

Property, plant, and equipment consist of the following:

	July 31,
	2025	2024
Computers and equipment	$1,615,000	$1,615,000
Less accumulated depreciation	(1,604,000)	(1,602,000)
	$11,000	$13,000

During the fiscal year ended July 31, 2024, management performed an impairment test and determined that its forecasted operations could no longer support $60,000 of computer software previously capitalized as fixed assets, and as such an impairment was recognized. During the fiscal year ended July 31, 2025, management performed an impairment test and determined no impairment of fixed assets was necessary.

Depreciation expense for the years ended July 31, 2025 and 2024 was $2,000 and $148,000, respectively.

4. Commitments and Contingencies

Legal

From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. Lawsuits against the Company or its officers or directors by employees, former employees, stockholders, partners, customers, or others, or actions taken by regulatory authorities, could be very costly and substantially disrupt its business. Such lawsuits and actions are not uncommon, and the Company may not be able to resolve such disputes or actions on terms favorable to the Company, and there may not be sufficient capital resources available to defend such actions effectively, or at all. As of July 31, 2025, there were no material lawsuits against the Company.

Manufacturing

Effective June 9, 2019, the Company entered into a five-year manufacturing supply agreement with Intercon Chemical Company or ICC with a three-year renewal term option or the Manufacturing Supply Agreement. The Company expects to renew the Manufacturing Supply Agreement in Fiscal 2026. The agreement consists of manufacturing, packaging, and distribution of PURE’s SDC-based products and contains no mandatory purchase commitment levels. The Manufacturing Supply Agreement provides:

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

5. Convertible Notes Payable to Related Parties

Convertible notes consist of the following:

		Interest	July 31,
	Maturity	Rate	2025	2024
Fiscal 2023 Notes (a)	June 2026	7.55%	$1,015,000	$1,015,000
Fiscal 2025 Notes (b)	October 2026 to June 2027	7.81%	1,785,000	1,785,000
Fiscal 2025 Notes (c)	September 2027 to July 2028	6.79% - 7.88%	2,000,000	-
			4,800,000	2,800,000
Accrued interest			436,000	149,000
Total			$5,236,000	$2,949,000

(a) In fiscal year 2023, the Company entered into Note Purchase Agreements, or the 2023 Notes Purchase Agreements, with certain accredited investors, with an aggregate principal balance of $1,015,000. Messrs. Tom Y. Lee and Ivan Chen, each a member of the Company’s Board invested $1,000,000 and $15,000, as of July 31, 2023, respectively in the 2023 Private Placement, through affiliates or directly. As of July 31, 2025, $1,015,000 of principal was outstanding under the fiscal 2023 Notes.

(b) In fiscal year 2024, the Company issued additional Notes to Mr. Lee pursuant to the Note Purchase Agreements with an aggregate principal of $1,785,000. The disinterested members of the Board approved the Private Placement.

Mr. Lee invested $1,785,000 in the 2024 Private Placement, through affiliates or directly. As of July 31, 2025, $1,785,000 of principal was outstanding under the fiscal 2024 Notes.

(c) During the fiscal year ended July 31, 2025, the Company entered into Note Purchase Agreements, or the 2025 Note Purchase Agreements, with certain accredited investors, with an aggregate principal balance of $2,000,000. Mr. Lee invested $2,000,000 in the 2025 Private Placement, through affiliates or directly. The disinterested members of the Board approved the 2025 Private Placement. As of July 31, 2025, $2,000,000 of principal was outstanding under the fiscal 2025 Notes.

The Notes provided that the interest to the Lenders shall accrue at rates between 6.79% and 7.88%, compounded annually. The Maturity Date (as defined in the Notes) of the Notes is the third-year anniversary of the date of issuance, or such earlier date as the Notes provide.

Conversion. All or any portion of the principal amount of the Notes, plus accrued and unpaid interest, is convertible at any time, in whole or in part, at a Lender’s or the Company’s option, into shares of the Company’s common stock at a conversion price equal to the 30-day volume-weighted average price of the Company’s common stock as reported on the market or exchange on which the Company’s common stock is listed or quoted for trading (the “VWAP”) on the date of conversion on the last trading day prior to the date of conversion, provided that such conversion price is:

●	at least $0.15 per share and less than or equal to $0.23 per share for the fiscal 2023 Notes and the $785,000 October 2023 Note
●	at least $0.13 per share and less than or equal to $0.21 per share for the $500,000 March 2024 Note
●	at least $0.115 per share and less than or equal to $0.195 per share for the $500,000 June 2024 Note
●	at least $0.095 per share and less than or equal to $0.175 per share for the fiscal 2025 Notes

Additionally, at any time following the first year anniversary of the Notes, the holders of a majority of the outstanding principal balance under the Notes may elect specified in writing to convert all of the Notes at a conversion price equal to the VWAP, provided that the conversion price is equal to at least $0.115, $0.13, $0.15 and $0.095 per share, as discussed above, subject to certain customary adjustments.

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

During the fiscal year ended July 31, 2025 and 2024, the Company recognized $287,000 and $143,000 of interest expense related to the 2025, 2024 and 2023 Notes, respectively. As of July 31, 2025 and 2024, interest of $436,000 and $149,000 was added to the principal, resulting in a balance owed of $5,236,000 and $2,949,000, respectively. In addition, as of July 31, 2025, the Notes and accrued interest were convertible into 42,325,723 shares of common stock.

6. Stockholders’ Equity

Preferred Stock

As of July 31, 2025, the Company’s Board is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.01 per share, in one or more series. As of July 31, 2025, and July 31, 2024, there were no shares of preferred stock issued and outstanding.

Common Stock

As of July 31, 2025, 200,000,000 shares of common stock with a par value of $0.01 per share are authorized for issuance.

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

During the fiscal year ended July 31, 2025, the Company granted 30,000 RSUs to a third-party consultant for manufacturing services. The RSU’s vested 100% on the date of grant. As a result, the Company recognized the entire fair value of $3,000 of compensation cost relating to the vesting of the RSUs.

During the fiscal year ended July 31, 2025, 30,000 RSUs were delivered. All of the remaining 712,500 RSUs outstanding are vested and issuable as of July 31, 2025. These RSUs are issued upon settlement date which is defined as “for each Vested Unit, the earliest of (i) the ten-year anniversary of the grant date; (ii) sixty days after the date the grantee’s service ceases for any reason and such cessation constitutes a “separation from service” within the meaning of Section 409A of the Code; (iii) the date of Grantee’s death or (iv) the date of a change in control that constitutes a “change in control event” within the meaning of Section 409A of the Code”.

A summary of our restricted stock unit activity and related data is as follows:

	Total RSU Shares	Vested and Issuable
Outstanding at July 31, 2023	712,500	712,500
Granted	—	—
Vested	—	—
Delivered	—	—
Forfeited	—	—
Outstanding at July 31, 2024	712,500	712,500
Granted	30,000	30,000
Vested	—	—
Delivered	(30,000)	(30,000)
Forfeited	—	—
Outstanding at July 31, 2025	712,500	712,500

Stock Option Plans

2024 Equity Incentive Plan

The Company’s shareholders approved its 2024 Equity Incentive Plan, or the 2024 Plan, in February 2024, which has a share reserve of 10,000,000 shares of common stock that were registered under a Form S-8 filed with the SEC in August 2024. The 2024 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to its employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board. The 2024 Plan replaced the prior amended and restated 2007 and 2017 shareholder approved equity plans. As of July 31, 2025, there were 7,470,000 shares available for issuance under the 2024 Plan.

Stock Option Activity

During the fiscal year ended July 31, 2025, the Compensation Committee of the Board of Directors granted 2,665,000 stock options to the Company’s employees, officers, directors and consultants with a fair value of $158,000 as determined by the Black Scholes option pricing model. The vesting terms of the options vary between one and two years and carry a ten-year term.

During the fiscal year ended July 31, 2024, the Compensation Committee of the Board granted 2,000,000 stock options to the Company’s employees, officers, directors and consultants with a fair value of $197,000 as determined by the Black Scholes option pricing model. The vesting terms of the options vary between one and two years and carry a ten-year term.

A summary of the Company’s stock option activity for the fiscal years ended July 31, 2025 and 2024 is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 31, 2023	6,700,625	$0.48	$—
Granted	2,000,000	$0.12	—
Exercised	—	$—	—
Cancelled	(960,625)	$0.27	—
Outstanding at July 31, 2024	7,740,000	$0.40	$—
Granted	2,665,000	$0.07	50,000
Exercised			$—
Cancelled	(345,000)	$0.11	—
Outstanding at July 31, 2025	10,060,000	$0.32	$—

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.22 to $0.50	8,315,000	7.28	$0.21	7,570,000	7.10	$0.22
$0.51 to $1.00	1,285,000	4.57	$0.77	1,285,000	4.57	$0.77
$1.01 to $1.40	460,000	1.91	$1.17	460,000	1.91	$1.17
	10,060,000	6.69	$0.32	9,315,000	6.54	$0.35

The weighted average expected term of options outstanding at July 31, 2025 was 6.69 years.

For the fiscal year ended July 31, 2025 share-based compensation expense for stock options vesting during the period was $144,000. For the fiscal year ended July 31, 2024 share-based compensation expense for stock options vesting during the period was $214,000.

At July 31, 2025, options to purchase 9,315,000 shares of common stock were exercisable. These options had a weighted-average exercise price of $0.35 and a weighted average remaining contractual term of 6.54 years. The weighted average grant date fair value for options granted during the fiscal year ended July 31, 2025 was $0.07. The total unrecognized compensation cost related to unvested stock option grants as of July 31, 2025 was approximately $21,000 and the weighted average period over which these grants are expected to vest is 0.22 years. The intrinsic value of options outstanding at July 31, 2025 was $50,000.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Share-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	For the years ended July 31,
	2025	2024
Volatility	121%	110.95%
Risk-free interest rate	4.10%	4.18%
Dividend yield	0.0%	0.0%
Expected life	5.28 years	5.36 years

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

8. Related Party Transactions

As of July 31, 2025 and July 31, 2024, accounts payable include $250,000 and $178,000 in board fees due to officers and directors, respectively.

9. Income Taxes

The Company files federal and state consolidated tax returns with our subsidiaries. There was no income tax provision for the years ended July 31, 2025 and 2024 due to the net losses.

At July 31, 2024, the Company had federal and state tax net operating loss carry-forwards of approximately $106.7 million and $66.8 million, respectively. Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code as well as similar state provisions. These ownership changes may limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since its formation, the Company has raised capital through the issuance of capital stock on several occasions (both before and after its initial public offering in 1996) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition. While the Company does not believe that it has experienced an ownership change, the pertinent tax rules related thereto are complex and subject to varying interpretations, and thus complete assurance cannot be provided that the taxing authorities would not take an alternative position.

The Company’s current federal tax loss carry-forwards began expiring in the year ended July 31, 2020 and, unless previously utilized, all but $13.5 million will completely expire in the year ending July 31, 2038. The $13.5 million can be carried forward indefinitely. The Company’s state tax loss carry-forwards began to expire in the year ending July 31, 2029, and will completely expire in the year ending July 31, 2040.

Significant components of the Company’s deferred tax assets are as follows:

	July 31,
	2025	2024
Net operating loss carry-forward	$26,840,000	$26,840,000
Stock options and warrants	2,250,000	2,270,000
Other temporary differences	200,000	210,000
Total deferred tax assets	29,290,000	29,320,000
Valuation allowance for deferred tax assets	(29,290,000)	(29,320,000)
Net deferred tax assets	$—	$—

A reconciliation of income taxes computed using the statutory income tax rate, compared to the effective tax rate, is as follows:

	2025	2024
Federal tax benefit at the expected statutory rate	(21)%	(21)%
State income tax, net of federal tax benefit	(7)	(7)
Other	—	—
Valuation allowance	28	28
Income tax benefit - effective rate	—%	—%

Following authoritative guidance, the Company recognizes the tax benefit from a tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense; however it has had no accrued interest or penalties at either July 31, 2025 or July 31, 2024. The Company is subject to income taxes in the United States and in various states, and its historical tax years remain subject to future examination by the U.S. and state tax authorities. During the years ended July 31, 2025 and 2024, it did not record any activity related to our unrecognized tax benefits.

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

10. Segments

The Company operates in one segment for the manufacture and distribution of its products. In accordance with the “Segment Reporting” Topic of the ASC, its Chief Operating Decision Maker (“CODM”) has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. The following table presents significant segment expenses and other segment items regularly reviewed by our CODM:

	Year ended July 31,
	2025	2024
Revenue	$2,202,000	$1,963,000

Less:
Cost of goods sold	(899,000)	(811,000)
General and administrative	(3,112,000)	(3,767,000)
Research and development	(316,000)	(302,000)
Impairment of fixed assets	-	(60,000)
Stock-based compensation	(147,000)	(214,000)
Interest expense, net	(299,000)	(155,000)
Other income (expenses)	172,000	(4,000)
NET LOSS	$(2,399,000)	$(3,350,000)

11. Subsequent Events

On October 24, 2025, the Company entered into a Note Purchase Agreement (the “2026 Note Purchase Agreement”) with certain accredited investors (“Lenders”) pursuant to which the Company issued the Lenders convertible promissory notes (the “Notes”, collectively with the 2026 Note Purchase Agreement, the “Note Documents”) with an aggregate principal balance of $350,000 (the “2026 Private Placement”).The Note Documents provide for subsequent closings for an aggregate offering size of $2.0 million in principal balance. Tom Y. Lee, a member of the Company’s Board of Directors, or the Board invested $350,000 in the 2026 Private Placement, through affiliates or directly. The disinterested members of the Board approved the 2026 Private Placement.

