Form 10-Q
period 2025-10-31
PURE BIOSCIENCE, INC.
filed 2025-12-15
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2025

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

As of December 15, 2025, there were 111,886,473 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PURE Bioscience, Inc.

Form 10-Q

for the Quarterly Period Ended October 31, 2025

Part I - Financial Information

Item 1. Financial Statements

PURE Bioscience, Inc.

Condensed Consolidated Balance Sheets

	October 31, 2025	July 31, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$434,000	$334,000
Accounts receivable	389,000	474,000
Inventories, net	237,000	141,000
Restricted cash	75,000	75,000
Prepaid expenses	41,000	23,000
Total current assets	1,176,000	1,047,000
Property, plant and equipment, net	10,000	11,000
Total assets	$1,186,000	$1,058,000
Liabilities and stockholders’ deficiency
Current liabilities
Accounts payable	$879,000	$784,000
Convertible notes payable to related parties, current	2,104,000	—
Accrued liabilities	176,000	154,000
Total current liabilities	3,159,000	938,000

Convertible notes payable to related parties, non-current	3,573,000	5,236,000
Total liabilities	6,732,000	6,174,000
Commitments and contingencies
Stockholders’ deficiency
Preferred stock, $0.01 par value: 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 200,000,000 shares authorized, 111,886,473 shares issued and outstanding at October 31, 2025, and July 31, 2025	1,119,000	1,119,000
Additional paid-in capital	132,793,000	132,759,000
Accumulated deficit	(139,458,000)	(138,994,000)
Total stockholders’ deficiency	(5,546,000)	(5,116,000)
Total liabilities and stockholders’ deficiency	$1,186,000	$1,058,000

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended
	October 31,
	2025	2024
Net product sales	$707,000	$555,000
Royalty revenue	1,000	1,000
Total revenue	708,000	556,000
Cost of goods sold	258,000	231,000
Gross Profit	450,000	325,000
Operating costs and expenses
Selling, general and administrative	743,000	881,000
Research and development	86,000	71,000
Total operating costs and expenses	829,000	952,000
Loss from operations	(379,000)	(627,000)
Other income (expense)
Interest expense, net	(94,000)	(62,000)
Other income, net	9,000	—
Total other income (expense)	(85,000)	(62,000)
Net loss	$(464,000)	$(689,000)
Basic and diluted net loss per share	$(0.00)	$(0.01)
Shares used in computing basic and diluted net loss per share	111,886,473	111,856,473

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statement of Stockholders’ Deficiency

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficiency
Balance July 31, 2025	111,886,473	$1,119,000	$132,759,000	$(138,994,000)	$(5,116,000)
Share-based compensation expense - stock options	—	—	34,000	—	34,000
Net loss	—	—	—	(464,000)	(464,000)
Balance October 31, 2025 (Unaudited)	111,886,473	$1,119,000	$132,793,000	$(139,458,000)	$(5,546,000)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficiency
Balance July 31, 2024	111,856,473	$1,119,000	$132,612,000	$(136,595,000)	$(2,864,000)
Share-based compensation expense - stock options	—	—	57,000	—	57,000
Net loss	—	—	—	(689,000)	(689,000)
Balance October 31, 2024 (Unaudited)	111,856,473	$1,119,000	$132,669,000	$(137,284,000)	$(3,496,000)

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	October 31,
	2025	2024
Operating activities
Net loss	$(464,000)	$(689,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	34,000	57,000
Depreciation	1,000	—
Changes in operating assets and liabilities:
Accounts receivable	85,000	(73,000)
Inventories	(96,000)	(16,000)
Prepaid expenses	(18,000)	(20,000)
Accounts payable and accrued liabilities	117,000	178,000
Interest on note payable	91,000	60,000
Net cash used in operating activities	(250,000)	(503,000)
Financing activities
Net proceeds from note payable to related parties	350,000	500,000
Net cash provided by financing activities	350,000	500,000
Net increase (decrease) in cash and cash equivalents, and restricted cash	100,000	(3,000)
Cash and cash equivalents, and restricted cash at beginning of period	409,000	424,000
Cash and cash equivalents, and restricted cash at end of period	$509,000	$421,000
Reconciliation of cash and cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$434,000	$346,000
Restricted cash	75,000	75,000
Total cash and cash equivalents and restricted cash	$509,000	$421,000

See accompanying notes.

PURE Bioscience, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three months ended October 31, 2025 and 2024

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information pursuant to the instructions to Form 10-Q and Article 10/Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended October 31, 2025 are not necessarily indicative of the results that may be expected for other quarters or the year ending July 31, 2026. The July 31, 2025 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in our Annual Report on Form 10-K. For more complete information, these unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended July 31, 2025 included in our Annual Report on Form 10-K covering such period filed with the Securities and Exchange Commission, or SEC, on October 29, 2025.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

2. Liquidity and Going Concern

The Company has a history of recurring losses, and as of October 31, 2025 it has a stockholders deficiency of $5,546,000. During the three months ended October 31, 2025, it recorded a net loss of $464,000 on recorded net revenue of $708,000. In addition, during the three months ended October 31, 2025 the Company used $250,000 in operating activities resulting in a cash balance of $434,000 as of October 31, 2025. The Company’s history of recurring operating losses, and negative cash flows from operating activities give rise to substantial doubt regarding its ability to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended July 31, 2025, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

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

A summary of the Company’s revenue by product type for the three months ended October 31, 2025 and 2024 is as follows:

	October 31,
	2025	2024
PURE Hard Surface	$707,000	$389,000
SILVÉRION	—	166,000
	$707,000	$555,000

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

Net Loss Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. The Company’s diluted net loss per common share is the same as our basic net loss per common share because it incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an anti-dilutive effect. As of October 31, 2025 and 2024, stock options, shares issuable upon the conversion of debt, and shares issuable under restricted stock unit awards of 60,730,961 and 37,874,970, respectively, have been excluded from the computation of diluted shares outstanding.

	October 31,
	2025	2024
Common stock options	13,455,000	10,240,000
Restricted stock units	712,500	712,500
Shares issuable upon the conversion of debt	46,563,461	26,922,470
Total	60,730,961	37,874,970

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company become aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our historical losses and an overall assessment of past due trade accounts receivable outstanding. Management determined no allowance for doubtful accounts was necessary at October 31, 2025 and July 31, 2025.

Inventory

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Inventories consist of the following:

	October 31, 2025	July 31, 2025
Raw materials	$18,000	$14,000
Finished goods	219,000	127,000
	$237,000	$141,000

Inventories at October 31, 2025 and July 31, 2025, are net of a reserve for inventory obsolescence of $147,000 and $212,000, respectively.

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

Concentrations

Gross product sales. For the three months ended October 31, 2025, one individual customer accounted for 43% of the Company’s net product sales. No other individual customer accounted for 10% or more of its net product sales. All net product sales occurred in the United States. For the three months ended October 31, 2024, two individual customers accounted for 30% and 10% of the Company’s net product sales. No other individual customer accounted for 10% or more of its net product sales. All net product sales occurred in the United States.

Accounts receivable. As of October 31, 2025, the Company had accounts receivable from two customers that comprised 42% and 10%, of total accounts receivable. As of October 31, 2024, the Company had accounts receivable from one customer that comprised 45% of total accounts receivable.

Purchases. For the three months ended October 31, 2025, two vendors accounted for 34% and 14% of the Company’s purchases. For the three months ended October 31, 2024, one vendor accounted for 33% of the Company’s purchases.

Accounts payable. As of October 31, 2025, one vendor accounted for 19% of the total trade accounts payable. As of October 31, 2024, one vendor accounted for 16% of the total trade accounts payable.

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

	October 31,
	2025	2024
Revenue	$708,000	$556,000

Less:
Cost of goods sold	(258,000)	(231,000)
General and administrative	(709,000)	(824,000)
Research and development	(86,000)	(71,000)
Stock-based compensation	(34,000)	(57,000)
Interest expense, net	(94,000)	(62,000)
Other income	9,000	-
NET LOSS	$(464,000)	$(689,000)

4. Recent Accounting Pronouncements

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

5. Convertible Notes Payable to Related Parties

	Maturity	Interest Rate	October 31, 2025	July 31, 2025
Fiscal 2023 Notes (a)	June 2026	7.55%	$1,015,000	$1,015,000
Fiscal 2024 Notes (b)	October 2026 to June 2027	7.81%	1,785,000	1,785,000
Fiscal 2025 Notes (c)	September 2027 to July 2028	6.79% - 7.88%	2,000,000	2,000,000
Fiscal 2026 Notes (d)	October 2028	6.68%	350,000	—
			5,150,000	4,800,000
Accrued interest			527,000	436,000
Total			$5,677,000	$5,236,000

(a)	In fiscal 2023, the Company entered into a Note Purchase Agreement (the “2023 Note Purchase Agreement”) with certain accredited investors (“Lenders”) pursuant to which the Company issued the Lenders convertible promissory notes with an aggregate principal balance of $1,015,000 (the “2023 Private Placement”). Messrs. Tom Y. Lee and Ivan Chen, each a member of the Company’s Board invested $1,000,000 and $15,000, respectively in the 2023 Private Placement, through affiliates or directly. As of October 31, 2025, $1,015,000 of principal was outstanding under the 2023 Private Placement.

(b)	In fiscal 2024, the Company entered into a Note Purchase Agreement (the “2024 Note Purchase Agreement”) with certain accredited investors (“Lenders”) pursuant to which the Company issued the Lenders convertible promissory notes with an aggregate principal balance of $1,785,000 (the “2024 Private Placement”). Tom Y. Lee invested $1,785,000 in the 2024 Private Placement, through affiliates or directly. As of October 31, 2025, $1,785,000 of principal was outstanding under the 2024 Private Placement.

(c)	In fiscal 2025, the Company entered into a Note Purchase Agreement (the “2025 Note Purchase Agreement”) with certain accredited investors (“Lenders”) pursuant to which the Company issued the Lenders convertible promissory notes with an aggregate principal balance of $2,000,000 (the “2025 Private Placement”). Tom Y. Lee invested $2,000,000 in the 2025 Private Placement, through affiliates or directly. As of October 31, 2025, $2,000,000 of principal was outstanding under the 2025 Private Placement.

(d)	On October 24, 2025, the Company entered into a Note Purchase Agreement (the “2026 Note Purchase Agreement”) with certain accredited investors (“Lenders”) pursuant to which the Company issued the Lenders convertible promissory notes (the “Notes”, collectively with the 2026 Note Purchase Agreement, the “Note Documents”) with an aggregate principal balance of $350,000 (the “2026 Private Placement”).The Note Documents provide for subsequent closings for an aggregate offering size of $2.0 million in principal balance. Tom Y. Lee, invested $350,000 in the 2026 Private Placement, through affiliates or directly. The disinterested members of the Board approved the 2026 Private Placement. As of October 31, 2025, $350,000 of principal was outstanding under the 2025 Private Placement.

The Notes provided that the interest rate to the Lenders shall accrue at rates between 6.68% - 7.88% compounded annually. The Maturity Date (as defined in the Notes) of the Notes is the third-year anniversary of the date of issuance, or such earlier date as the Notes provide.

Conversion. All or any portion of the principal amount of the Notes, plus accrued and unpaid interest, is convertible at any time, in whole or in part, at a Lender’s or the Company’s option, into shares of the Company’s common stock at a conversion price equal to the 30-day volume-weighted average price of the Company’s common stock as reported on the market or exchange on which the Company’s common stock is listed or quoted for trading (the “VWAP”) on the date of conversion on the last trading day prior to the date of conversion, provided that such conversion price is:

●	at least $0.15 per share and less than or equal to $0.23 per share for the fiscal 2023 Notes and the $785,000 October 2023 Note
●	at least $0.13 per share and less than or equal to $0.21 per share for the $500,000 March 2024 Note
●	at least $0.115 per share and less than or equal to $0.195 per share for the $500,000 June 2024 Note
●	at least $0.095 per share and less than or equal to $0.175 per share for the fiscal 2025 Notes
●	at least $0.10 per share and less than or equal to $0.23 per share for the fiscal 2026 Notes

Additionally, at any time following the first year anniversary of the Notes, the holders of a majority of the outstanding principal balance under the Notes may elect specified in writing to convert all of the Notes at a conversion price equal to the VWAP, provided that the conversion price is equal to at least $0.115, $0.12, $0.13, $0.15 and $0.095 per share, as discussed above, subject to certain customary adjustments.

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

During the three months ended October 31, 2025 and 2024, the Company recognized $91,000 and $60,000 of interest expense related to the 2026, 2025, 2024 and 2023 Notes, respectively. As of October 31, 2025, interest of $527,000 was added to the principal resulting in a balance owed of $5,677,000. In addition, as of October 31, 2025, the Notes and accrued interest were convertible into 46,563,461 shares of common stock.

6. Share-Based Compensation

Restricted Stock Units

The Company issues restricted stock unit awards, or RSUs, to key management and as compensation for services to consultants and others. The RSUs typically vest over a one to three-year period and carry a ten-year term. Each RSU represents the right to receive one share of common stock, issuable at the time the RSU subsequently settles, as set forth in the Restricted Stock Unit Agreement. The Company determines that fair value of those awards at the date of grant, and amortize those awards as an expense over the vesting period of the award. The shares earned under the grant are usually issued when the award settles at the end of the term. As of October 31, 2025, all the RSUs had vested and 712,500 RSUs are issuable as of October 31, 2025.

Stock Option Plans

2024 Equity Incentive Plan

The Company’s shareholders approved its 2024 Equity Incentive Plan, or the 2024 Plan, in February 2024, which has a share reserve of 10,000,000 shares of common stock that were registered under a Form S-8 filed with the SEC in August 2024. The 2024 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to its employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board. The 2024 Plan replaced the prior amended and restated 2007 and 2017 shareholder approved equity plans. As of October 31, 2025, there were 4,105,000 shares available for issuance under the 2024 Plan.

During the three months ended October 31, 2025, the Compensation Committee of the Board of Directors granted 3,395,000 stock options to the Company’s employees, officers, directors and consultants with a fair value of $218,000 as determined by the Black Scholes option pricing model. The vesting terms of the options vary between one and two years and carry a ten-year term.

A summary of the Company’s stock option activity is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 31, 2025	10,060,000	0.32	$—
Granted	3,395,000	0.07	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding at October 31, 2025	13,455,000	0.26	$—

The weighted-average remaining contractual term of options outstanding at October 31, 2025 was 7.31 years.

At October 31, 2025, options to purchase 9,652,500 shares of common stock were exercisable. These options had a weighted-average exercise price of $0.34 and a weighted average remaining contractual term of 6.56 years. The total unrecognized compensation cost related to unvested stock option grants as of October 31, 2025 was approximately $204,000 and the weighted average period over which these grants are expected to vest is 0.56 years.

For the three months ended October 31, 2025, share-based compensation expense for stock options that vested during the period was $34,000. For the three months ended October 31, 2024, share-based compensation expense for stock options that vested during the period was $57,000.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	For the three months ended October 31,
	2025	2024
Volatility	145.17%	118.49%
Risk-free interest rate	4.12%	3.86%
Dividend yield	—%	—%
Expected life	5.34	5.26

Volatility is the measure by which the Company’s stock price is expected to fluctuate during the expected term of an option. Volatility is derived from the historical daily change in the market price of the Company’s common stock, as the Company believes that historical volatility is the best indicator of future volatility.

The risk-free interest rates used in the Black-Scholes calculations are based on the prevailing U.S. Treasury yield as determined by the U.S. Federal Reserve.

The Company has never paid dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. Accordingly, the Company has assumed no dividend yield for purposes of estimating the fair value of its share-based compensation.

The expected life of options was estimated using the average between the contractual term and the vesting term of the options.

7. Related Party Transactions

As of October 31, 2025 and October 31, 2024, accounts payable include $250,400 and $185,700 in board fees due to officers and directors, respectively.

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

Comparison of the Three Months Ended October 31, 2024 and 2023

Net Product Sales

Net product sales were $707,000 and $555,000 for the three months ended October 31, 2025 and 2024, respectively. The increase of $152,000 was attributable to increased sales across our end user customer base. Our top customer accounted for $301,000 of net product sales for the three months ended October 31, 2025.

For the three months ended October 31, 2025, one individual customer accounted for 43% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

For the three months ended October 31, 2024, two individual customers accounted for 30% and 10% of our net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

During the three months ended October 31, 2025 and 2024, we recognized $1,000 in royalties from a nonexclusive third-party distributor, respectively.

Cost of Goods Sold

Cost of goods sold was $258,000 and $231,000 for the three months ended October 31, 2025 and 2024, respectively. The current year increase was primarily attributable to increased sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 64% and 58% for the three months ended October 31, 2025 and 2024, respectively. The increase in gross margin percentage was primarily attributable to the sale of higher packaging configurations of our products during the quarter ended October 31, 2025, as compared with the prior period.

Selling, General and Administrative Expense

Selling, general and administrative expense was $743,000 and $881,000 for the three months ended October 31, 2025 and 2024, respectively. The decrease of $138,000 was primarily attributable to decreased board fees, personnel costs and facilities expenses. These decreases were partially offset by increased marketing expense.

Share-based compensation expense, included in selling, general and administrative expense, was $34,000 and $57,000 for the three months ended October 31, 2025 and 2024, respectively. The decrease of $23,000 is primarily due to the prior year vesting of stock options granted to employees, directors and consultants supporting our selling, general and administrative functions.

Research and Development Expense

Research and development expense, primarily consisting of third-party fees and personnel costs, was $86,000 and $71,000 for the three months ended October 31, 2025 and 2024, respectively.

Interest Expense

Interest expense was $94,000 and $62,000 for the three months ended October 31, 2025 and 2024, respectively. The increase of $32,000 was due to accrued interest on the convertible notes payable due to related parties.

Liquidity and Capital Resources

As of October 31, 2025, we had $509,000 in cash and cash equivalents compared with $409,000 in cash and cash equivalents as of July 31, 2025. The net increase in cash and cash equivalents was attributable to the note payable financing that occurred in September 2025 offset by cash used to fund operations. Additionally, as of October 31, 2025, we had $3,159,000 of current liabilities, including $879,000 in accounts payable, compared with $938,000 of current liabilities, including $784,000 in accounts payable as of July 31, 2025. The net increase in current liabilities was due to trade payables due to our vendors and the current note payable due to related parties.

We have a history of recurring losses, and as of October 31, 2025 we have a stockholder deficiency of $5,546,000. During the three months ended October 31, 2025, we recorded a net loss of $464,000 on recorded net revenue of $708,000. In addition, during the three months ended October 31, 2025 we used $250,000 in operating activities resulting in a cash balance of $434,000 as of October 31, 2025. Our history of recurring operating losses, and negative cash flows from operating activities give rise to substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, concluded that there were no changes in our internal controls over financial reporting during the three months ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, including the risk factor included below, as well as the risk factors disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended July 31, 2025, which we filed with the SEC on October 29, 2025 (the “Form 10-K”). Other than the risk factor included below, the risks and uncertainties described in “Item 1A — Risk Factors” of our Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q, including the risk factor included below, or any of the risks disclosed in “Item 1A — Risk Factors” of our Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects.

Risks Related to Our Business and Industry

As a result of our historical lack of financial liquidity, we do not currently have sufficient working capital to fund our planned operations and may not be able to continue as a going concern.

We have a history of recurring losses, and as of October 31, 2025 we have incurred a cumulative net loss of $139,500,000. During the three months ended October 31, 2025, we recorded a net loss of $464,000 on recorded net revenue of $708,000. In addition, during the three months ended October 31, 2025 we used $250,000 in operating activities resulting in a cash balance of $434,000 as of October 31, 2025. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof, and we will need to raise additional capital to continue our operations and to implement our business plan, which capital may not be available on acceptable terms or at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

3.1	Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.1.1	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.1.2	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on May 19, 2021).

3.2	Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

3.2.1	Amendment to the Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

31.1 *	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at October 31, 2025 and July 31, 2025; (ii) Condensed Consolidated Statements of Operations for the three months ended October 31, 2025 and 2024; (iii) Condensed Consolidated Statements of Stockholders’ equity for the three months ended October 31, 2025 and 2024; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2025 and 2024; and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE, INC.

Date: December 15, 2025	By:	/s/ ROBERT BARTLETT
Robert Bartlett Chief Executive Officer (Principal Executive Officer)

Date: December 15, 2025	By:	/s/ MARK S. ELLIOTT
Mark S. Elliott, Vice President, Finance
(Principal Financial and Accounting Officer)

