Form 10-Q
period 2026-01-31
PURE BIOSCIENCE, INC.
filed 2026-03-17
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2026

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

As of March 16, 2026, there were 111,886,473 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PURE Bioscience, Inc.

Form 10-Q

for the Quarterly Period Ended January 31, 2026

Part I - Financial Information

Item 1. Financial Statements

PURE Bioscience, Inc.

Condensed Consolidated Balance Sheets

	January 31, 2026	July 31, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$198,000	$334,000
Accounts receivable	252,000	474,000
Inventories, net	244,000	141,000
Restricted cash	75,000	75,000
Prepaid expenses	10,000	23,000
Total current assets	779,000	1,047,000
Property, plant and equipment, net	9,000	11,000
Total assets	$788,000	$1,058,000
Liabilities and stockholders’ deficiency
Current liabilities
Accounts payable	$767,000	$784,000
Convertible notes payable to related parties, current	2,139,000	—
Accrued liabilities	149,000	154,000
Total current liabilities	3,055,000	938,000

Convertible notes payable to related parties, non-current	4,006,000	5,236,000
Total liabilities	7,061,000	6,174,000
Commitments and contingencies
Stockholders’ deficiency
Preferred stock, $0.01 par value: 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 200,000,000 shares authorized, 111,886,473 shares issued and outstanding at January 31, 2026, and July 31, 2025	1,119,000	1,119,000
Additional paid-in capital	132,851,000	132,759,000
Accumulated deficit	(140,243,000)	(138,994,000)
Total stockholders’ deficiency	(6,273,000)	(5,116,000)
Total liabilities and stockholders’ deficiency	$788,000	$1,058,000

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended		Three months Ended
	January 31,		January 31,
	2026	2025	2026	2025
Net product sales	$1,150,000	$946,000	$443,000	$391,000
Royalty revenue	2,000	1,000	1,000	—
Total revenue	1,152,000	947,000	444,000	391,000
Cost of goods sold	464,000	395,000	206,000	164,000
Gross profit	688,000	552,000	238,000	227,000
Operating costs and expenses
Selling, general and administrative	1,590,000	1,752,000	847,000	871,000
Research and development	160,000	152,000	74,000	81,000
Total operating costs and expenses	1,750,000	1,904,000	921,000	952,000
Loss from operations	(1,062,000)	(1,352,000)	(683,000)	(725,000)
Other income (expense)
Other income (expense), net	8,000	(3,000)	(1,000)	(3,000)
Interest expense, net	(195,000)	(132,000)	(101,000)	(70,000)
Total other income (expense)	(187,000)	(135,000)	(102,000)	(73,000)
Net loss	$(1,249,000)	$(1,487,000)	$(785,000)	$(798,000)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Shares used in computing basic and diluted net loss per share	111,886,473	111,856,473	111,886,473	111,856,473

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statement of Stockholders’ Deficiency

(Unaudited)

	Six Months Ended January 31, 2026					Six Months Ended January 31, 2025
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficiency	Shares	Amount	Capital	Deficit	Deficiency

Balances at beginning of period	111,886,473	$1,119,000	$132,759,000	$(138,994,000)	$(5,116,000)	111,856,473	$1,119,000	$132,612,000	$(136,595,000)	$(2,864,000)
Share-based compensation expense - stock options	—	—	92,000	—	92,000	—	—	84,000	—	84,000

Net loss	—	—	—	(1,249,000)	(1,249,000)	—	—	—	(1,487,000)	(1,487,000)

Balances at end of period (Unaudited)	111,886,473	$1,119,000	$132,851,000	$(140,243,000)	$(6,273,000)	111,856,473	$1,119,000	$132,696,000	$(138,082,000)	$(4,267,000)

	Three Months Ended January 31, 2026					Three Months Ended January 31, 2025
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficiency	Shares	Amount	Capital	Deficit	Deficiency

Balances at beginning of period (Unaudited)	111,886,473	$1,119,000	$132,793,000	$(139,458,000)	$(5,546,000)	111,856,473	$1,119,000	$132,669,000	$(137,284,000)	$(3,496,000)

Share-based compensation expense - stock options	—	—	58,000	—	58,000	—	—	27,000	—	27,000

Net loss	—	—	—	(785,000)	(785,000)	—	—	—	(798,000)	(798,000)

Balances at end of period (Unaudited)	111,886,473	$1,119,000	$132,851,000	$(140,243,000)	$(6,273,000)	111,856,473	$1,119,000	$132,696,000	$(138,082,000)	$(4,267,000)

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	January 31,
	2026	2025
Operating activities
Net loss	$(1,249,000)	$(1,487,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	92,000	84,000
Depreciation and amortization	2,000	1,000
Changes in operating assets and liabilities:
Accounts receivable	222,000	118,000
Inventories	(103,000)	(19,000
Prepaid expenses	13,000	(3,000)
Interest on note payable to related parties	189,000	126,000
Accounts payable and accrued liabilities	(22,000)	133,000
Net cash used in operating activities	(856,000)	(1,047,000)
Financing activities
Net proceeds from note payable to related parties	720,000	900,000
Net cash provided by financing activities	720,000	900,000
Net decrease in cash, cash equivalents, and restricted cash	(136,000)	(147,000)
Cash, cash equivalents, and restricted cash at beginning of period	409,000	424,000
Cash, cash equivalents, and restricted cash at end of period	$273,000	$277,000

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$198,000	$202,000
Restricted cash	$75,000	$75,000
Total cash, cash equivalents and restricted cash	$273,000	$277,000

Supplemental disclosure of cash flow information
Cash paid for taxes	$4,000	—

See accompanying notes.

PURE Bioscience, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three and six months ended January 31, 2026 and 2025

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information pursuant to the instructions to Form 10-Q and Article 10/Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2026 are not necessarily indicative of the results that may be expected for other quarters or the year ending July 31, 2026. The July 31, 2025 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in our Annual Report on Form 10-K. For more complete information, these unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended July 31, 2025 included in our Annual Report on Form 10-K covering such period filed with the Securities and Exchange Commission, or SEC, on October 29, 2025.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

2. Liquidity and Going Concern

The Company has a history of recurring losses, and as of January 31, 2026 it has a stockholders deficiency of $6,273,000. During the six months ended January 31, 2026, it recorded a net loss of $1,249,000 on recorded net revenue of $1,152,000. In addition, during the six months ended January 31, 2026 the Company used $856,000 in operating activities resulting in a cash balance of $198,000 as of January 31, 2026. The Company’s history of recurring operating losses, and negative cash flows from operating activities give rise to substantial doubt regarding its ability to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended July 31, 2025, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

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

A summary of our revenue by product type for the six months ended January 31, 2026 and 2025 is as follows:

	January 31,
	2026	2025
PURE Hard Surface	$1,136,000	$774,000
SILVÉRION	14,000	172,000
	$1,150,000	$946,000

A summary of our revenue by product type for the three months ended January 31, 2026 and 2025 is as follows:

	January 31,
	2026	2025
PURE Hard Surface	$429,000	$384,000
SILVÉRION	14,000	7,000
	$443,000	$391,000

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

Net Loss Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. The Company’s diluted net loss per common share is the same as its basic net loss per common share because it incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an anti-dilutive effect. As of January 31, 2026 and 2025, stock options, shares issuable upon the conversion of debt, and shares issuable under restricted stock unit awards of 68,640,988 and 42,075,936, respectively, have been excluded from the computation of diluted shares outstanding.

	January 31,
	2026	2025
Common stock options	13,395,000	9,895,000
Restricted stock units	712,500	712,500
Shares issuable upon the conversion of debt	54,533,488	31,468,436
Total	68,640,988	42,075,936

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company become aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our historical losses and an overall assessment of past due trade accounts receivable outstanding. Management determined no allowance for doubtful accounts was necessary at January 31, 2026 and July 31, 2025.

Inventory

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Inventories consist of the following:

	January 31, 2026	July 31, 2025
Raw materials	$16,000	$14,000
Finished goods	228,000	127,000
	$244,000	$141,000

Inventories at January 31, 2026 and July 31, 2025, are net of reserve for inventory obsolescence of $147,000 and $212,000, respectively.

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

Concentrations

Gross product sales. For the three months ended January 31, 2026, no customers accounted for 10% of net product sales. For the six months ended January 31, 2026, one customer accounted for 30% of net product sales. For the three months ended January 31, 2025, one customer accounted for 12% of net product sales. For the six months ended January 31, 2025, two customers accounted for 18% and 11% of net product sales, respectively.

Accounts receivable. As of January 31, 2026, the Company had accounts receivable from three customers that comprised of 10% of total accounts receivable, respectively. As of January 31, 2025, the Company had accounts receivable from one customer that comprised 12% of total accounts receivable.

Purchases. For the three months ended January 31, 2026, two vendors accounted for 20% and 16% of purchases. For the six months ended January 31, 2026, two vendors accounted for 28% and 15% of purchases. For the three months ended January 31, 2025, one vendor accounted for 22% of purchases. For the six months ended January 31, 2025, one vendor accounted for 28% of purchases.

Accounts payable. As of January 31, 2026, the Company’s largest vendor accounted for 8.3% of the total accounts payable. As of January 31, 2025, the Company’s largest vendor accounted for 10% of the total trade accounts payable.

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

For the six months ended January 31, 2026 and 2025.

	For the Six Months Ended January 31,
	2026	2025
Revenue	$1,152,000	$947,000

Less:
Cost of goods sold	(464,000)	(395,000)
General and administrative	(1,498,000)	(1,668,000)
Research and development	(160,000)	(152,000)
Stock-based compensation	(92,000)	(84,000)
Interest expense, net	(195,000)	(132,000)
Other income (expense)	8,000	(3,000)
NET LOSS	$(1,249,000)	$(1,487,000)

For the three months ended January 31, 2026 and 2025.

	For the Three Months Ended January 31,
	2026	2025
Revenue	$444,000	$391,000

Less:
Cost of goods sold	(206,000)	(164,000)
General and administrative	(789,000)	(844,000)
Research and development	(74,000)	(81,000)
Stock-based compensation	(58,000)	(27,000)
Interest expense, net	(101,000)	(70,000)
Other income (expense)	(1,000)	(3,000)
NET LOSS	$(785,000)	$(798,000)

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

5. Convertible Notes Payable to Related Parties

	Maturity	Interest Rate	January 31, 2026	July 31, 2025
Fiscal 2023 Notes (a)	June 2026	7.55%	$1,015,000	$1,015,000
Fiscal 2024 Notes (b)	October 2026 to June 2027	7.81%	1,785,000	1,785,000
Fiscal 2025 Notes (c)	September 2027 to July 2028	6.79%- 7.88%	2,000,000	2,000,000
Fiscal 2026 Notes (d)	October to December 2028	6.34% - 6.68%	720,000	—
			5,520,000	4,800,000
Accrued interest			625,000	436,000
Total			$6,145,000	$5,236,000

(a)	In fiscal 2023, the Company entered into a Note Purchase Agreement (the “2023 Note Purchase Agreement”) with certain accredited investors (“Lenders”) pursuant to which the Company issued the Lenders convertible promissory notes with an aggregate principal balance of $1,015,000 (the “2023 Private Placement”). Messrs. Tom Y. Lee and Ivan Chen, each a member of the Company’s Board invested $1,000,000 and $15,000, respectively in the 2023 Private Placement, through affiliates or directly. As of January 31, 2026, $1,015,000 of principal was outstanding under the 2023 Private Placement, which amount is currently due.

(b)	In fiscal 2024, the Company entered into a Note Purchase Agreement (the “2024 Note Purchase Agreement”) with certain accredited investors (“Lenders”) pursuant to which the Company issued the Lenders convertible promissory notes with an aggregate principal balance of $1,785,000 (the “2024 Private Placement”). Tom Y. Lee invested $1,785,000 in the 2024 Private Placement, through affiliates or directly. As of January 31, 2026, $1,785,000 of principal was outstanding under the 2024 Private Placement, of which $785,000 is currently due.

(c)	In fiscal 2025, the Company entered into a Note Purchase Agreement (the “2025 Note Purchase Agreement”) with certain accredited investors (“Lenders”) pursuant to which the Company issued the Lenders convertible promissory notes with an aggregate principal balance of $2,000,000 (the “2025 Private Placement”). Tom Y. Lee invested $2,000,000 in the 2025 Private Placement, through affiliates or directly. As of January 31, 2026, $2,000,000 of principal was outstanding under the 2025 Private Placement.

(d)	During the period ended January 31, 2026, the Company entered into a Note Purchase Agreement (the “2026 Note Purchase Agreement”) with certain accredited investors (“Lenders”) pursuant to which the Company issued the Lenders convertible promissory notes (the “Notes”, collectively with the 2026 Note Purchase Agreement, the “Note Documents”) with an aggregate principal balance of $720,000 (the “2026 Private Placement”).The Note Documents provide for subsequent closings for an aggregate offering size of $2.0 million in principal balance. Tom Y. Lee, invested $720,000 in the 2026 Private Placement, through affiliates or directly. The disinterested members of the Board approved the 2026 Private Placement. As of January 31, 2026, $720,000 of principal was outstanding under the 2026 Private Placement.

The Notes are unsecured, and provide that the interest rate to the Lenders shall accrue at rates between 6.34% - 7.88% compounded annually. The Maturity Date (as defined in the Notes) of the Notes is the third-year anniversary of the date of issuance, or such earlier date as the Notes provide.

Conversion. All or any portion of the principal amount of the Notes, plus accrued and unpaid interest, is convertible at any time, in whole or in part, at a Lender’s or the Company’s option, into shares of the Company’s common stock at a conversion price equal to the 30-day volume-weighted average price of the Company’s common stock as reported on the market or exchange on which the Company’s common stock is listed or quoted for trading (the “VWAP”) on the date of conversion on the last trading day prior to the date of conversion, provided that such conversion price is:

●	at least $0.15 per share and less than or equal to $0.23 per share for the fiscal 2023 Notes and the $785,000 October 2023 Note
●	at least $0.13 per share and less than or equal to $0.21 per share for the $500,000 March 2024 Note
●	at least $0.115 per share and less than or equal to $0.195 per share for the $500,000 June 2024 Note
●	at least $0.095 per share and less than or equal to $0.175 per share for the $1,750,000 September 2024 to April 2025 Notes
●	at least $0.10 per share and less than or equal to $0.18 per share for the $250,000 July 2025 Notes and $350,000 for the October 2025 Note
●	at least $0.08 per share and less than or equal to $0.16 per share for the $70,000 December 2025 Note
●	at least $0.07 per share and less than or equal to $0.15 per share for the $300,000 December 2025 Note

Additionally, at any time following the first year anniversary of the Notes, the holders of a majority of the outstanding principal balance under the Notes may elect specified in writing to convert all of the Notes at a conversion price equal to the VWAP, provided that the conversion price is equal to at least $0.07, $0.08, $0.10, $0.095, $0.115, $0.13 and $0.15 per share, as discussed above, subject to certain customary adjustments.

As of January 31, 2026, none of the Notes have been repaid in cash or converted into Common Stock.

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

Covenants. The Company will be subject to certain customary covenants regarding the current public information, reservation of adequate share reserve, and maintenance of intellectual property rights, among other customary matters. As of January 31, 2026, the Company was in compliance of all covenants.

During the six months ended January 31, 2026 and 2025, the Company recognized $190,000 and $126,000 of interest expense related to the 2026, 2025, 2024 and 2023 Notes, respectively. As of January 31, 2026, interest of $625,000 was added to the principal resulting in a balance owed of $6,145,000. In addition, as of January 31, 2026, the Notes and accrued interest were convertible into 54,533,488 shares of common stock.

6. Stockholders’ Equity

Restricted Stock Units

The Company issues restricted stock unit awards, or RSUs, to key management and as compensation for services to consultants and others. The RSUs typically vest over a one to three-year period and carry a ten-year term. Each RSU represents the right to receive one share of common stock, issuable at the time the RSU subsequently settles, as set forth in the Restricted Stock Unit Agreement. The Company determines that fair value of those awards at the date of grant, and amortize those awards as an expense over the vesting period of the award. The shares earned under the grant are usually issued when the award settles at the end of the term. As of January 31, 2026, all the RSUs had vested and 712,500 RSUs are issuable as of January 31, 2026.

Stock Option Plans

2024 Equity Incentive Plan

The Company’s shareholders approved its 2024 Equity Incentive Plan, or the 2024 Plan, in February 2024, which has a share reserve of 10,000,000 shares of common stock that were registered under a Form S-8 filed with the SEC in August 2024. The 2024 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to its employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board. The 2024 Plan replaced the prior amended and restated 2007 and 2017 shareholder approved equity plans. As of January 31, 2026, there were 4,105,000 shares available for issuance under the 2024 Plan.

During the six months ended January 31, 2026, the Compensation Committee of the Board of Directors granted 3,395,000 stock options to the Company’s employees, officers, directors and consultants with a fair value of $218,000 as determined by the Black Scholes option pricing model. The vesting terms of the options vary between one and two years and carry a ten-year term.

A summary of our stock option activity is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 31, 2025	10,060,000	0.32	$—
Granted	3,395,000	0.07	—
Exercised	—	—	—
Cancelled	(60,000)	1.30	—
Outstanding at January 31, 2026	13,395,000	0.26	$—

The weighted-average remaining contractual term of options outstanding at January 31, 2026 was 7.06 years.

At January 31, 2026, options to purchase 11,095,000 shares of common stock were exercisable. These options had a weighted-average exercise price of $0.29 and a weighted average remaining contractual term of 6.56 years. The total unrecognized compensation cost related to unvested stock option grants as of January 31, 2026 was approximately $146,000 and the weighted average period over which these grants are expected to vest is 0.75 years.

For the six months ended January 31, 2026, share-based compensation expense for stock options that vested during the period was $92,000. For the six months ended January 31, 2025, share-based compensation expense for stock options that vested during the period was $84,000.

We use the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	For the six months ended January 31,
	2026	2025
Volatility	145.17%	118.49%
Risk-free interest rate	4.12%	3.86%
Dividend yield	—%	—%
Expected life	5.34	5.26

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

7. Related Party Transactions

As of January 31, 2026 and January 31, 2025, accounts payable include $231,000 and $228,000 in board fees due to officers and directors, respectively.

8. Subsequent Events

Subsequent to January 31, 2026, the Company issued additional 2026 Notes to Mr. Lee pursuant to the 2026 Note Purchase Agreement in a subsequent closing with an aggregate principal of $250,000. The conversion and terms of the Notes are practically identical to the Notes issued during the six months ended January 31, 2026.

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

Comparison of the Three Months Ended January 31, 2026 and 2025

Net Product Sales

Net product sales were $443,000 and $391,000 for the three months ended January 31, 2026 and 2025, respectively. The increase of $52,000 was attributable to increased sales across our end-user network. Our top customer accounted for $33,000 of net product sales for the three months ended January 31, 2026.

For the three months ended January 31, 2026, no individual customer accounted for 10% or more of net product sales. All of our net product sales were U.S. based sales.

For the three months ended January 31, 2025, one customer accounted for 12% of net product sales, respectively. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

Cost of Goods Sold

Cost of goods sold was $206,000 and $164,000 for the three months ended January 31, 2026 and 2025, respectively. The increase of $42,000 was primarily attributable to increased sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 53% and 58% for the three months ended January 31, 2026 and 2025, respectively. The decrease in gross margin percentage was primarily attributable to increased sales of higher margin packaging configurations of our products during the quarter ended January 31, 2025, as compared with the current period.

Selling, General and Administrative Expense

Selling, general and administrative expense was $847,000 and $871,000 for the three months ended January 31, 2026 and 2025, respectively. The decrease was primarily attributable to decreased board fees, personnel costs and facilities expenses. These decreases were partially offset by increased marketing expense.

Share-based compensation expense, included in selling, general and administrative expense, was $58,000 and $27,000 for the three months ended January 31, 2026 and 2025, respectively. The increase of $31,000 is primarily due to the current year vesting of stock options granted to employees, directors and consultants supporting our selling, general and administrative functions.

Research and Development Expense

Research and development expense, primarily consisting of third-party fees and personnel costs, was $74,000 and $81,000 for the three months ended January 31, 2026 and 2025, respectively.

Interest Expense

Interest expense was $101,000 and $70,000 for the three months ended January 31, 2026 and 2025, respectively. The increase of $31,000 was primarily due to accrued interest on the convertible notes.

Comparison of the Six Months Ended January 31, 2026 and 2025

Net Product Sales

Net product sales were $1,150,000 and $946,000 for the six months ended January 31, 2026 and 2025, respectively. The increase of $204,000 was attributable to increased sales across our end user network. Our top customer accounted for $342,000 of net product sales for the six months ended January 31, 2026.

For the six months ended January 31, 2026, one individual customer accounted for 30% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

For the six months ended January 31, 2025, two individual customers accounted for 18% and 11% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

During the six months ended January 31, 2026 and 2025, we recognized $2,000 and $1,000 in royalties from a nonexclusive third-party distributor, respectively.

Cost of Goods Sold

Cost of goods sold was $464,000 and $395,000 for the six months ended January 31, 2026 and 2025, respectively. The increase of $69,000 was primarily was due to increased sales.

Gross margin as a percentage of net product sales, or gross margin percentage, was 60% and 58% for the six months ended January 31, 2026 and 2025, respectively. The slight increase in gross margin percentage was primarily attributable to the sale of higher margin packaging configurations of our products during the six months ended January 31, 2026, as compared with the prior period.

Selling, General and Administrative Expense

Selling, general and administrative expense was $1,590,000 and $1,752,000 for the six months ended January 31, 2026 and 2025, respectively. The decrease of $162,000 was primarily attributable to decreased board fees, personnel costs and facilities expenses. These decreases were partially offset by increased marketing expense.

Share-based compensation expense, included in selling, general and administrative expense, was $92,000 and $84,000 for the six months ended January 31, 2026 and 2025, respectively. The increase of $8,000 is primarily due to the current year vesting of stock options granted to employees, directors and consultants supporting our selling, general and administrative functions.

Research and Development Expense

Research and development expense, primarily consisting of third-party fees and personnel costs, was $160,000 and $152,000 for the six months ended January 31, 2026 and 2025, respectively.

Interest Expense

Interest expense was $195,000 and $132,000 for the six months ended January 31, 2026 and 2025, respectively. The increase of $63,000 was primarily due to accrued interest on the convertible notes.

Liquidity and Capital Resources

As of January 31, 2026, we had $273,000 in cash and cash equivalents compared with $409,000 in cash and cash equivalents as of July 31, 2025. The net decrease in cash and cash equivalents was attributable to cash used to fund operations offset by the note payable financings that occurred during the six months ended January 31, 2026. Additionally, as of January 31, 2026, we had $3,055,000 of current liabilities, including $767,000 in accounts payable, compared with $938,000 of current liabilities, including $784,000 in accounts payable as of July 31, 2025. The net increase in current liabilities was due to the current note payable due to related parties.

We have a history of recurring losses, and as of January 31, 2026 we have a stockholder deficiency of $6,273,000. During the six months ended January 31, 2026, we recorded a net loss of $1,249,000 on recorded net revenue of $1,152,000. In addition, during the six months ended January 31, 2026 we used $856,000 in operating activities resulting in a cash balance of $198,000 as of January 31, 2026. Our history of recurring operating losses, and negative cash flows from operating activities give rise to substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, concluded that there were no changes in our internal controls over financial reporting during the six months ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have a history of recurring losses, and as of January 31, 2026 we have incurred a cumulative net loss of $140,243,000. During the six months ended January 31, 2026, we recorded a net loss of $1,249,000 on recorded net revenue of $1,152,000. In addition, during the six months ended January 31, 206 we used $856,000 in operating activities resulting in a cash balance of $198,000 as of January 31, 2026. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof, and we will need to raise additional capital to continue our operations and to implement our business plan, which capital may not be available on acceptable terms or at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

3.1	Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.1.1	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 of the Annual Report on Form 10-K filed with the SEC on October 29, 2012)

3.1.2	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on May 19, 2021).

3.2	Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

3.2.1	Amendment to the Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012)

31.1 *	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at January 31, 2026 and July 31, 2025; (ii) Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2026 and 2025; (iii) Condensed Consolidated Statements of Stockholders’ equity for the three and six months ended January 31, 2026 and 2025 ;(iv) Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2026 and 2025; and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOSCIENCE, INC.

Date: March 16, 2026	By:	/s/ ROBERT F. BARTLETT
Robert F. Bartlett, Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2026	By:	/s/ MARK S. ELLIOTT
Mark S. Elliott, Vice President, Finance
(Principal Financial and Accounting Officer)

