Form 10-Q
period 2026-04-30
PURE BIOSCIENCE, INC.
filed 2026-06-15
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2026

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

As of June 15, 2026, there were 130,017,569 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PURE Bioscience, Inc.

Form 10-Q

for the Quarterly Period Ended April 30, 2026

Part I - Financial Information

Item 1. Financial Statements

PURE Bioscience, Inc.

Condensed Consolidated Balance Sheets

	April 30, 2026	July 31, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$983,000	$334,000
Accounts receivable	242,000	474,000
Inventories, net	232,000	141,000
Restricted cash	75,000	75,000
Prepaid expenses	17,000	23,000
Total current assets	1,549,000	1,047,000
Property, plant and equipment, net	9,000	11,000
Total assets	$1,558,000	$1,058,000
Liabilities and stockholders’ deficiency
Current liabilities
Accounts payable	$719,000	$784,000
Convertible notes payable to related parties, current	2,754,000	—
Accrued liabilities	181,000	154,000
Total current liabilities	3,654,000	938,000

Convertible notes payable to related parties, non-current	3,743,000	5,236,000
Total liabilities	7,397,000	6,174,000
Commitments and contingencies
Stockholders’ deficiency
Preferred stock, $0.01 par value: 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 200,000,000 shares authorized, 130,017,569 shares issued and outstanding at April 30, 2026, and 111,886,473 at July 31, 2025	1,301,000	1,119,000
Additional paid-in capital	133,727,000	132,759,000
Accumulated deficit	(140,867,000)	(138,994,000)
Total stockholders’ deficiency	(5,839,000)	(5,116,000)
Total liabilities and stockholders’ deficiency	$1,558,000	$1,058,000

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended		Three months Ended
	April 30,		April 30,
	2026	2025	2026	2025
Net product sales	$1,656,000	$1,435,000	$506,000	$489,000
Royalty revenue	2,000	3,000	-	2,000
Total revenue	1,658,000	1,438,000	506,000	491,000
Cost of goods sold	701,000	603,000	237,000	208,000
Gross profit	957,000	835,000	269,000	283,000
Operating costs and expenses
Selling, general and administrative	2,298,000	2,528,000	708,000	776,000
Research and development	239,000	243,000	79,000	91,000
Total operating costs and expenses	2,537,000	2,771,000	787,000	867,000
Loss from operations	(1,580,000)	(1,936,000)	(518,000)	(584,000)
Other income (expense)
Other income (expense), net	8,000	79,000	-	82,000
Interest expense, net	(301,000)	(210,000)	(106,000)	(78,000)
Total other income (expense)	(293,000)	(131,000)	(106,000)	4,000
Net loss	$(1,873,000)	$(2,067,000)	$(624,000)	$(580,000)
Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.01)	$(0.01)
Shares used in computing basic and diluted net loss per share	111,543,047	111,856,473	110,833,042	111,856,473

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statement of Stockholders’ Deficiency

(Unaudited)

	Nine Months Ended April 30, 2026					Nine Months Ended April 30, 2025
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficiency	Shares	Amount	Capital	Deficit	Deficiency

Balances at beginning of period	111,886,473	$1,119,000	$132,759,000	$(138,994,000)	$(5,116,000)	111,856,473	$1,119,000	$132,612,000	$(136,595,000)	$(2,864,000)
Share-based compensation expense - stock options	—	—	147,000	—	147,000	—	—	114,000	—	114,000
Share-based compensation expense - restricted stock units	—	—	—	—	—	—	—	3,000	—	3,000

Issuance of common stock in private placement, net	18,131,096	182,000	821,000		1,003,000	—	—	—	—	—

Net loss	—	—	—	(1,873,000)	(1,873,000)	—	—	—	(2,067,000)	(2,067,000)

Balances at end of period (Unaudited)	130,017,569	$1,301,000	$133,727,000	$(140,867,000)	$(5,839,000)	111,856,473	$1,119,000	$132,729,000	$(138,662,000)	$(4,814,000)

	Three Months Ended April 30, 2026					Three Months Ended April 30, 2025
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficiency	Shares	Amount	Capital	Deficit	Deficiency

Balances at beginning of period (Unaudited)	111,886,473	$1,119,000	$132,851,000	$(140,243,000)	$(6,273,000)	111,856,473	$1,119,000	$132,696,000	$(138,082,000)	$(4,267,000)

Share-based compensation expense - stock options	—	—	55,000	—	55,000	—	—	30,000	—	30,000
Share-based compensation expense - restricted stock units	—	—	—	—	—	—	—	3,000	—	3,000

Issuance of common stock in private placement, net	18,131,096	182,000	821,000	—	1,003,000	—	—	—	—	—

Net loss	—	—	—	(624,000)	(624,000)	—	—	—	(580,000)	(580,000)

Balances at end of period (Unaudited)	130,017,569	$1,301,000	$133,727,000	$(140,867,000)	$(5,839,000)	111,856,473	$1,119,000	$132,729,000	$(138,662,000)	$(4,814,000)

See accompanying notes.

PURE Bioscience, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	April 30,
	2026	2025
Operating activities
Net loss	$(1,873,000)	$(2,067,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	147,000	117,000
Depreciation	2,000	2,000
Changes in operating assets and liabilities:
Accounts receivable	232,000	11,000
Inventories	(91,000)	(75,000)
Prepaid expenses	6,000	14,000
Interest on note payable	291,000	200,000
Accounts payable and accrued liabilities	(38,000)	239,000
Net cash used in operating activities	(1,324,000)	(1,559,000)
Financing activities
Net proceeds from private placement	1,003,000	—
Net proceeds from note payable to related parties	970,000	1,750,000
Net cash provided by financing activities	1,973,000	1,750,000
Net increase in cash, cash equivalents, and restricted cash	649,000	191,000
Cash, cash equivalents, and restricted cash at beginning of period	409,000	424,000
Cash, cash equivalents, and restricted cash at end of period	$1,058,000	$615,000

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$983,000	$540,000
Restricted cash	$75,000	$75,000
Total cash, cash equivalents and restricted cash	$1,058,000	$615,000

See accompanying notes.

PURE Bioscience, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three and nine months ended April 30, 2026 and 2025

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information pursuant to the instructions to Form 10-Q and Article 10/Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2026 are not necessarily indicative of the results that may be expected for other quarters or the year ending July 31, 2026. The July 31, 2025 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in our Annual Report on Form 10-K. For more complete information, these unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended July 31, 2025 included in our Annual Report on Form 10-K covering such period filed with the Securities and Exchange Commission, or SEC, on October 29, 2025.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

2. Liquidity and Going Concern

The Company has a history of recurring losses, and as of April 30, 2026 it has a stockholders deficiency of $5,839,000. During the nine months ended April 30, 2026, it recorded a net loss of $1,873,000 on recorded net revenue of $1,658,000. In addition, during the nine months ended April 30, 2026 the Company used $1,324,000 in operating activities resulting in a cash balance of $983,000 as of April 30, 2026. The Company’s history of recurring operating losses, and negative cash flows from operating activities give rise to substantial doubt regarding its ability to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended July 31, 2025, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

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

A summary of the Company’s revenue by product type for the nine months ended April 30, 2026 and 2025 is as follows:

	April 30,
	2026	2025
PURE Hard Surface	$1,550,000	$1,242,000
SILVÉRION	106,000	193,000
	$1,656,000	$1,435,000

A summary of the Company’s revenue by product type for the three months ended April 30, 2026 and 2025 is as follows:

	April 30,
	2026	2025
PURE Hard Surface	$92,000	$468,000
SILVÉRION	414,000	21,000
	$506,000	$489,000

Variable Consideration

The Company records revenue from customers in an amount that reflects the transaction price it expects to be entitled to after transferring control of those goods or services. From time to time, the Company offers sales promotions on its products such as discounts. Variable consideration is estimated at contract inception only to the extent that it is probable that a significant reversal of revenue will not occur.

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

Net Loss Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. The Company’s diluted net loss per common share is the same as its basic net loss per common share because the Company incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an anti-dilutive effect. As of April 30, 2026 and 2025, stock options, shares issuable upon the conversion of debt, and shares issuable under restricted stock unit awards of 71,870,672 and 50,255,145, respectively, have been excluded from the computation of diluted shares outstanding.

	April 30,
	2026	2025
Common stock options	13,395,000	10,060,000
Restricted stock units	712,500	742,500
Shares issuable upon the conversion of debt	57,763,172	39,452,645
Total	71,870,672	50,255,145

Inventory

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

Inventories consist of the following:

	April 30, 2026	July 31, 2025
Raw materials	$12,000	$14,000
Finished goods	220,000	127,000
	$232,000	$141,000

Property, Plant and Equipment

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. There were no impairments during the nine months ended April 30, 2026.

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

Concentrations

Gross product sales. For the three and nine months ended April 30, 2026, one customer accounted for 15% and 21% of net product sales, respectively. For the nine months ended April 30, 2025, two customers accounted for 13% and 10% of net product sales. For the three months ended April 30, 2025, no customers accounted for greater than 10% of net product sales.

Accounts receivable. As of April 30, 2026, the Company had accounts receivable from one customer that comprised of 14% of total accounts receivable. As of July 31, 2025, the Company had accounts receivable from two customers that comprised 40% and 12% of total accounts receivable.

Purchases. For the three months ended April 30, 2026, one vendor accounted for 33% of the Company’s purchases. For the nine months ended April 30, 2026, two vendors accounted for 29% and 13% of the Company’s purchases.

For the three months ended April 30, 2025, three vendors accounted for 30%, 11% and 10% of the Company’s purchases, respectively. For the nine months ended April 30, 2025, two vendors accounted for 26% and 10% of the Company’s purchases, respectively.

Accounts payable. As of April 30, 2026, the Company’s largest vendor accounted for 12% of the total accounts payable. As of July 31, 2025, one vendor accounted for 13% of the total trade accounts payable.

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

For the nine months ended April 30, 2026 and 2025.

	For the Nine Months Ended April 30,
	2026	2025
Revenue	$1,658,000	$1,438,000

Less:
Cost of goods sold	(701,000)	(603,000)
General and administrative	(2,151,000)	(2,411,000)
Research and development	(239,000)	(243,000)
Stock-based compensation	(147,000)	(117,000)
Interest expense, net	(301,000)	(210,000)
Other income	8,000	79,000
NET LOSS	$(1,873,000)	$(2,067,000)

For the three months ended April 30, 2026 and 2025.

	For the Three Months Ended April 30,
	2026	2025
Revenue	$506,000	$491,000

Less:
Cost of goods sold	(237,000)	(208,000)
General and administrative	(653,000)	(743,000)
Research and development	(79,000)	(91,000)
Stock-based compensation	(55,000)	(33,000)
Interest expense, net	(106,000)	(78,000)
Other income	-	82,000
NET LOSS	$(624,000)	$(580,000)

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

5. Convertible Notes Payable to Related Parties

	Maturity	Interest Rate	April 30, 2026	July 31, 2025
Fiscal 2023 Notes (a)	June 2026	7.55%	$1,015,000	$1,015,000
Fiscal 2024 Notes (b)	October 2026 to June 2027	7.81%	1,785,000	1,785,000
Fiscal 2025 Notes (c)	September 2027 to July 2028	6.79%- 7.88%	2,000,000	2,000,000
Fiscal 2026 Notes (d)	October to February 2029	6.16% - 6.68%	970,000	—
			5,770,000	4,800,000
Accrued interest			727,000	436,000
Total			$6,497,000	$5,236,000

(a)	In fiscal 2023, the Company entered into a Note Purchase Agreement (the “2023 Note Purchase Agreement”) with certain accredited investors (“Lenders”) pursuant to which the Company issued the Lenders convertible promissory notes with an aggregate principal balance of $1,015,000 (the “2023 Private Placement”). Messrs. Tom Y. Lee and Ivan Chen, each a member of the Company’s Board invested $1,000,000 and $15,000, respectively in the 2023 Private Placement, through affiliates or directly. As of April 30, 2026, $1,015,000 of principal was outstanding under the 2023 Private Placement, which amount is currently due.

(b)	In fiscal 2024, the Company entered into a Note Purchase Agreement (the “2024 Note Purchase Agreement”) with certain accredited investors (“Lenders”) pursuant to which the Company issued the Lenders convertible promissory notes with an aggregate principal balance of $1,785,000 (the “2024 Private Placement”). Tom Y. Lee invested $1,785,000 in the 2024 Private Placement, through affiliates or directly. As of April 30, 2026, $1,785,000 of principal was outstanding under the 2024 Private Placement, of which $1,285,000 is currently due.

(c)	In fiscal 2025, the Company entered into a Note Purchase Agreement (the “2025 Note Purchase Agreement”) with certain accredited investors (“Lenders”) pursuant to which the Company issued the Lenders convertible promissory notes with an aggregate principal balance of $2,000,000 (the “2025 Private Placement”). Tom Y. Lee invested $2,000,000 in the 2025 Private Placement, through affiliates or directly. As of April 30, 2026, $2,000,000 of principal was outstanding under the 2025 Private Placement.

(d)	During the period ended April 30, 2026, the Company entered into a Note Purchase Agreement (the “2026 Note Purchase Agreement”) with certain accredited investors (“Lenders”) pursuant to which the Company issued the Lenders convertible promissory notes (the “Notes”, collectively with the 2026 Note Purchase Agreement, the “Note Documents”) with an aggregate principal balance of $970,000 (the “2026 Private Placement”).The Note Documents provide for subsequent closings for an aggregate offering size of $2.0 million in principal balance. Tom Y. Lee, invested $970,000 in the 2026 Private Placement, through affiliates or directly. The disinterested members of the Board approved the 2026 Private Placement. As of April 30, 2026, $970,000 of principal was outstanding under the 2026 Private Placement.

The Notes are unsecured, and provide that the interest rate to the Lenders shall accrue at rates between 6.16% - 7.88% compounded annually. The Maturity Date (as defined in the Notes) of the Notes is the third-year anniversary of the date of issuance, or such earlier date as the Notes provide.

Conversion. All or any portion of the principal amount of the Notes, plus accrued and unpaid interest, is convertible at any time, in whole or in part, at a Lender’s or the Company’s option, into shares of the Company’s common stock at a conversion price equal to the 30-day volume-weighted average price of the Company’s common stock as reported on the market or exchange on which the Company’s common stock is listed or quoted for trading (the “VWAP”) on the date of conversion on the last trading day prior to the date of conversion, provided that such conversion price is:

●	at least $0.15 per share and less than or equal to $0.23 per share for the fiscal 2023 Notes and the $785,000 October 2023 Note
●	at least $0.13 per share and less than or equal to $0.21 per share for the $500,000 March 2024 Note
●	at least $0.115 per share and less than or equal to $0.195 per share for the $500,000 June 2024 Note
●	at least $0.095 per share and less than or equal to $0.175 per share for the $1,750,000 September 2024 to April 2025 Notes
●	at least $0.10 per share and less than or equal to $0.18 per share for the $250,000 July 2025 Notes and $350,000 for the October 2025 Note
●	at least $0.08 per share and less than or equal to $0.16 per share for the $70,000 December 2025 Note
●	at least $0.07 per share and less than or equal to $0.15 per share for the $300,000 December 2025 Note
●	at least $0.08 per share and less than or equal to $0.16 per share for the $250,000 February 2026 Note

Additionally, at any time following the first year anniversary of the Notes, the holders of a majority of the outstanding principal balance under the Notes may elect specified in writing to convert all of the Notes at a conversion price equal to the VWAP, provided that the conversion price is equal to at least $0.08, $0.07, $0.08, $0.10, $0.095, $0.115, $0.13 and $0.15 per share, as discussed above, subject to certain customary adjustments.

As of April 30, 2026, none of the Notes have been repaid in cash or converted into Common Stock.

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

Covenants. The Company will be subject to certain customary covenants regarding the current public information, reservation of adequate share reserve, and maintenance of intellectual property rights, among other customary matters. As of April 30, 2026, the Company was in compliance of all covenants.

During the nine months ended April 30, 2026 and 2025, the Company recognized $291,000 and $200,000 of interest expense related to the 2026, 2025, 2024 and 2023 Notes, respectively. As of April 30, 2026, interest of $727,000 was added to the principal resulting in a balance owed of $6,497,000. In addition, as of April 30, 2026, the Notes and accrued interest were convertible into 57,763,172 shares of common stock.

6. Private Placement Financing

On April 30, 2026, the Company completed a closing (the “Closing”) of a private placement financing (the “Private Placement Financing”) to accredited investors (the “Investors”). The Company raised $1.0 million in the Closing and issued an aggregate of 18,131,096 shares (collectively, the “Shares”) of the Company’s common stock at a purchase price of $0.0553 per share. The Shares issued in the Private Placement Financing were issued pursuant to a securities purchase agreement entered into with the Investors. Mr. Tom Y. Lee, a member of the Company’s Board of Directors (the “Board”), invested approximately $700,000 directly and through his affiliates. In addition, Ivan Chen, a member of the Board, invested $27,650. The disinterested members of the Board approved the Private Placement Financing.

The net proceeds to the Company from the Closing, after deducting fees and other offering expenses, were approximately $1.0 million. The Company expects to use the net proceeds for general corporate purposes, including the Company’s research and development efforts, and for general administrative expenses and working capital.

7. Stockholders’ Equity

Restricted Stock Units

The Company issues restricted stock unit awards, or RSUs, to key management and as compensation for services to consultants and others. The RSUs typically vest over a one to three -year period and carry a ten -year term. Each RSU represents the right to receive one share of common stock, issuable at the time the RSU subsequently settles, as set forth in the Restricted Stock Unit Agreement. The Company determines that fair value of those awards at the date of grant, and amortize those awards as an expense over the vesting period of the award. The shares earned under the grant are usually issued when the award settles at the end of the term. As of April 30, 2026, all the RSUs had vested and 712,500 RSUs are issuable as of April 30, 2026.

During the nine months ended April 30, 2025, the Company granted 30,000 RSU’s to a third-party consultant for manufacturing services. The RSU’s vested 100% on the date of grant. As a result, the Company recognized the entire fair value of $3,000 of compensation cost relating to the vesting of the RSUs.

Stock Option Plans

2024 Equity Incentive Plan

The Company’s shareholders approved its 2024 Equity Incentive Plan, or the 2024 Plan, in February 2024, which has a share reserve of 10,000,000 shares of common stock that were registered under a Form S-8 filed with the SEC in August 2024. The 2024 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to its employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board. The 2024 Plan replaced the prior amended and restated 2007 and 2017 shareholder approved equity plans. As of April 30, 2026, there were 4,165,000 shares available for issuance under the 2024 Plan.

During the nine months ended April 30, 2026, the Compensation Committee of the Board of Directors granted 3,395,000 stock options to the Company’s employees, officers, directors and consultants with a fair value of $218,000 as determined by the Black Scholes option pricing model. The vesting terms of the options vary between one and two years and carry a ten-year term.

A summary of our stock option activity is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 31, 2025	10,060,000	0.32	$—
Granted	3,395,000	0.07	—
Exercised	—	—	—
Cancelled	(60,000)	1.30	—
Outstanding at April 30, 2026	13,395,000	0.26	$—

The weighted-average remaining contractual term of options outstanding at April 30, 2025 was 6.85 years.

At April 30, 2026, options to purchase 11,697,500 shares of common stock were exercisable. These options had a weighted-average exercise price of $0.28 and a weighted average remaining contractual term of 6.48 years. The total unrecognized compensation cost related to unvested stock option grants as of April 30, 2026 was approximately $97,000 and the weighted average period over which these grants are expected to vest is 0.50 years.

For the nine months ended April 30, 2026, share-based compensation expense for stock options that vested during the period was $147,000. For the nine months ended April 30, 2025, share-based compensation expense for stock options that vested during the period was $114,000.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	For the nine months ended April 30,
	2026	2025
Volatility	145.17%	118.49%
Risk-free interest rate	4.12%	4.17%
Dividend yield	—%	—%
Expected life	5.34	5.25

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

8. Related Party Transactions

As of April 30, 2026 and April 30, 2025, accounts payable include $235,000 and $249,000, respectively, in board fees due to officers and directors.

9. Subsequent Events

The Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 200,000,000 shares to 250,000,000 shares. The amendment became effective upon filing with the Secretary of State of the State of Delaware on May 27, 2026.

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

Comparison of the Three Months Ended April 30, 2026 and 2025

Net Product Sales

Net product sales were $506,000 and $489,000 for the three months ended April 30, 2026 and 2025, respectively. The increase of $17,000 was attributable to increased sales across our distribution network. Our top customer accounted for $78,000 of net product sales for the three months ended April 30, 2026.

For the three months ended April 30, 2026, one customer accounted for 15% of net product sales. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

For the three months ended April 30, 2025, no individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

Cost of Goods Sold

Cost of goods sold was $237,000 and $208,000 for the three months ended April 30, 2026 and 2025, respectively. The increase of $29,000 was primarily attributable to increased sales during the current quarter.

Gross margin as a percentage of net product sales, was 53% and 57% for the three months ended April 30, 2026 and 2025, respectively. The decrease in gross margin percentage was primarily attributable to increased sales of lower margin packaging configurations of our products during the current quarter ended April 30, 2026.

Selling, General and Administrative Expense

Selling, general and administrative expense was $708,000 and $776,000 for the three months ended April 30, 2026 and 2025, respectively. The decrease of $68,000 was due to reduced board of director fees and personnel costs.

Share-based compensation expense, included in selling, general and administrative expense, was $55,000 and $33,000 for the three months ended April 30, 2026 and 2025, respectively. The increase of $22,000 is primarily due to the current year vesting of stock options granted to employees, directors and consultants supporting our selling, general and administrative functions.

Research and Development Expense

Research and development expense, primarily consisting of third-party fees and personnel costs, was $79,000 and $91,000 for the three months ended April 30, 2026 and 2025, respectively.

Interest Expense

Interest expense was $106,000 and $78,000 for the three months ended April 30, 2026 and 2025, respectively. The increase of $28,000 was primarily due to accrued interest on convertible notes issued in 2026, 2025, 2024 and 2023.

Other Income

Other income was $82,000 for the three months ended April 30, 2025. During the three months ended April 30, 2025, we received $82,000 from the U.S. Governments Employee Retention Tax Credit Program.

Comparison of the Nine Months Ended April 30, 2026 and 2025

Net Product Sales

Net product sales were $1,656,000 and $1,435,000 for the nine months ended April 30, 2026 and 2025, respectively.

The increase of $221,000 was attributable to increased sales across our end user network. Our top customer accounted for $347,000 of net product sales for the nine months ended April 30, 2026.

For the nine months ended April 30, 2026, one individual customer accounted for 21% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales

For the nine months ended April 30, 2025, two individual customers accounted for 13% and 10% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. All of our net product sales were U.S. based sales.

During the nine months ended April 30, 2026 and 2025, we recognized $2,000 and $3,000 in royalties from a nonexclusive third-party distributor, respectively.

Cost of Goods Sold

Cost of goods sold was $701,000 and $603,000 for the nine months ended April 30, 2026 and 2025, respectively. The increase of $98,000 was primarily attributable to increased sales during the current fiscal quarter.

Gross margin as a percentage of net product sales, or gross margin percentage, was 58% and 58% for the nine months ended April 30, 2026 and 2025, respectively. Our current year product mix, related to sales, was relatively consistent with the prior year.

Selling, General and Administrative Expense

Selling, general and administrative expense was $2,298,000 and $2,528,000 for the nine months ended April 30, 2026 and 2025, respectively. The decrease of $230,000 was primarily attributable to decreased personnel costs and board of director fees. These decreases were partially offset by increased professional service fees.

Share-based compensation expense, included in selling, general and administrative expense, was $147,000 and $117,000 for the nine months ended April 30, 2026 and 2025, respectively. The increase of $30,000 is primarily due to the current year vesting of stock options granted to employees, directors and consultants supporting our selling, general and administrative functions.

Research and Development Expense

Research and development expense, primarily consisting of third-party fees and personnel costs, was $239,000 and $243,000 for the nine months ended April 30, 2026 and 2025, respectively.

Interest Expense

Interest expense was $301,000 and $210,000 for the nine months ended April 30, 2026 and 2025, respectively. The increase of $91,000 was primarily due to accrued interest on the outstanding 2026, 2025, 2024 and 2023 convertible notes.

Other Income

Other income was $8,000 and $79,000 for the nine months ended April 30, 2026 and 2025, respectively. During the nine months ended April 30, 2025, we received $82,000 from the U.S. Governments Employee Retention Tax Credit Program.

Liquidity and Capital Resources

As of April 30, 2026, we had $983,000 in cash and cash equivalents compared with $334,000 in cash and cash equivalents as of July 31, 2025. The net increase in cash and cash equivalents was attributable to cash received from financing activities of $1,973,000, offset by cash used to fund continuing operations of $1,324,000. Additionally, as of April 30, 2026, we had $3,654,000 of current liabilities, including $719,000 in accounts payable, compared with $938,000 of current liabilities, including $784,000 in accounts payable as of July 31, 2025. The net increase in current liabilities was due to the current portion of the note payable due to related parties.

We have a history of recurring losses, and as of April 30, 2026 we have a stockholder deficiency of $5,839,000. During the nine months ended April 30, 2026, we recorded a net loss of $1,873,000 on recorded net revenue of $1,658,000. In addition, during the nine months ended April 30, 2026 we used $1,324,000 in operating activities resulting in a cash balance of $983,000 as of April 30, 2026. Our history of recurring operating losses, and negative cash flows from operating activities give rise to substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, concluded that there were no changes in our internal controls over financial reporting during the nine months ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, including the risk factor included below, as well as the risk factors disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended July 31, 2025, which we filed with the SEC on October 29, 2025, or the Form 10-K. Other than the risk factor included below, the risks and uncertainties described in “Item 1A — Risk Factors” of our Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q, including the risk factor included below, or any of the risks disclosed in “Item 1A — Risk Factors” of our Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects.

Risks Related to Our Business and Industry

As a result of our historical lack of financial liquidity, we do not currently have sufficient working capital to fund our planned operations and may not be able to continue as a going concern.

We have a history of recurring losses, and as of April 30, 2026 we have a stockholder deficiency of $5,839,000. During the nine months ended April 30, 2026, we recorded a net loss of $1,873,000 on recorded net revenue of $1,658,000. In addition, during the nine months ended April 30, 2026, we used $1,324,000 in operating activities resulting in a cash balance of $983,000 as of April 30, 2026. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof, and we will need to raise additional capital to continue our operations and to implement our business plan, which capital may not be available on acceptable terms or at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Chief Executive Officer Transition

On June 15, 2026, PURE Bioscience, Inc. (the “Company”) announced that Robert Bartlett would be retiring from his role as the Company’s Chief Executive Officer, effective August 1, 2026 (the “Transition Date”). Following the Transition Date, Mr. Bartlett will continue in his role as a member of the Company’s Board of Directors (the “Board”) and will act as an advisor to the next Chief Executive Officer. The Company also announced the promotion of Jeffrey Kitchell from his current role as the Company’s President to the Company’s Chief Executive Officer and the appointment of Mr. Kitchell to the Board, in each case, to be effective the Transition Date. The Board approved the Transition and Mr. Kitchell’s promotion and appointment to the Board on June 11, 2026.

Mr. Kitchell, 55, has served as the Company’s President since November 2025. He also serves as the Company’s Corporate Secretary, a role he has had since 2019. Mr. Kitchell oversees day-to-day operations, supports the Company’s functions, and implements new structures and processes. Prior to serving as the Company’s President, Mr. Kitchell served as the Company’s Vice President of Operations from April 2023 to November 2025. In addition, Mr. Kitchell has held various other roles since joining the Company in 2001. In these various roles, he managed the Company’s legal affairs and helped secure its intellectual property. Before joining the Company, Mr. Kitchell held various leadership roles in companies ranging from small to large. Mr. Kitchell earned a Bachelor’s Degree in Business Administration from the University of Phoenix.

The Company expects to enter into an employment agreement with Mr. Kitchell in connection with his promotion to the position of Chief Executive Officer, and once the terms of such agreement are finalized, the Company will file a Current Report on Form 8-K to report the required information within four business days after such information is determined or becomes available.

Except as set forth above, there are no arrangements or understandings between Mr. Kitchell and any other persons pursuant to which he was named to this position with the Company or appointed as a director. There are no family relationships between Mr. Kitchell and any of the Company’s directors or executive officers or any persons nominated or chosen by the Company to be a director or executive officer. Additionally, Mr. Kitchell does not have any direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Board Member Resignation

On June 15, 2026, the Company also announced that Bernard Blotner resigned as a member of the Board and any committees of the Board, effective June 11, 2026. The resignation was not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

(c) Securities Trading Plans of Directors and Executive Officers

During the quarter ended April 30, 2026, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408.

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

PURE BIOSCIENCE, INC.

Date: June 15, 2026	By:	/s/ ROBERT F. BARTLETT
Robert F. Bartlett, Chief Executive Officer (Principal Executive Officer)

Date: June 15, 2026	By:	/s/ MARK S. ELLIOTT
Mark S. Elliott, Vice President, Finance
(Principal Financial and Accounting Officer)

