Form 10-K
period 2026-07-31
PURE BIOSCIENCE, INC.
filed 2026-10-29
CIK 1006028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2026

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

The aggregate market value of the registrant’s common stock held by non-affiliates, as of the last business day of the registrant’s second quarter, was approximately $2,982,000 (computed on the basis of the closing price of the common stock on the OTCQB Bulletin Board on January 31, 2026). For purposes of this computation only, all executive officers, directors and 10% or greater stockholders have been deemed affiliates.

As of October 29, 2026, there were 140,201,055 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

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

Sales Concentration

Net product sales were $2,315,000 and $2,198,000 for the fiscal year ended July 31, 2026 and 2025, respectively. The increase of $117,000 was attributable to increased sales across our end-user network servicing the food processing industry. Our top three customers accounted for $824,000 of net product sales for the fiscal year ended July 31, 2026. For the year ended July 31, 2026, one customer accounted for 24% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. There were no foreign sales during the fiscal year ended July 31, 2026.

From time to time, one or a small number of our customers may represent a significant percentage of our revenue. Our largest customer accounted for 24% of our revenue for the fiscal year ended July 31, 2026. Although we have agreements with many of our customers, these agreements typically do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers to significantly reduce the amount of product ordered or license fees paid, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

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

Human Capital

As of October 29, 2026, we have 10 full-time employees and 1 part-time employee. We believe we have successfully attracted skilled and experienced talent; however, the competition for qualified personnel is fierce, and we cannot guarantee our ability to retain or attract them in the future. None of our employees are part of collective bargaining agreements, and we maintain positive relations with our team. We are committed to fostering a culture that promotes the values, behaviors, and attributes essential for advancing our business and executing our strategy.

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

We have a history of recurring losses, and as of July 31, 2026 we have incurred a cumulative net loss of $141.5 million. During the fiscal year ended July 31, 2026, we recorded a net loss of $2.5 million on recorded net revenue of $2.32 million. In addition, during the year ended July 31, 2026 we used $1.7 million in operating activities resulting in a cash balance of $569,000 as of July 31, 2026. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof, and we will need to raise additional capital to continue our operations and to implement our business plan, which capital may not be available on acceptable terms or at all.

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

We had a loss of $2.5 million for the fiscal year ended July 31, 2026, and a loss of $2.4 million for the fiscal year ended July 31, 2025. As of July 31, 2026, we have incurred a cumulative net loss of approximately $141.5 million. Although we believe we are making progress on implementing our business plan focused on the food safety market, we expect to continue to have losses in future periods. None of our existing agreements contain provisions that provide for fixed or minimum revenues. If the penetration into the marketplace of PURE Hard Surface, PURE Control and our other SDC-based products is unsuccessful, our revenue growth is slower than anticipated or our operating expenses exceed expectations, we may not achieve profitability, and we may never achieve profitability again. Slower than anticipated revenue growth could force us to reduce our sales and marketing efforts, our product testing and optimization, and our product development and regulatory initiatives, and/or force us to reduce the size and scope of our operations, to sell or license our technologies to third parties, or to cease operations altogether. Given our recent introduction of our SDC-based products in the food safety market, we are unable to predict the extent of any future income or our future losses and we may not be able to sustain or increase profitability on an ongoing basis.

Raising additional funds by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

We may need to increase our liquidity and capital resources in future periods. We have a history of raising funds through offerings of our common stock, warrants to purchase shares of our common stock and convertible debt, and we may in the future raise additional funds through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements. For example, during fiscal year ended July 31, 2026, we completed a private placement and convertible debt financing to accredited investors, in which we raised net proceeds of approximately $2.0 million. To the extent that we continue to raise additional capital by issuing debt or equity securities, our stockholders’ ownership will be diluted. Additionally, any debt financing we obtain may involve covenants that restrict our operations. These restrictive covenants may include, among other things, limitations on borrowing, specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens on our assets, pay dividends on or redeem our capital stock or make investments. In addition, if we raise funds through collaboration and licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to us or relinquish potentially valuable rights to our products or proprietary technologies. We may be required in future collaborations to relinquish all or a portion of our sales and marketing rights with respect to our products or license intellectual property that enable licensees to develop competing products in order to complete any such transaction.

As of October 29, 2026, we had 203,648,232 shares of common stock issued and outstanding or reserved for issuance under equity compensation plans, vested and unvested options, unvested restricted stock units and convertible debt. Our current authorized capital stock is limited to 250,000,000 shares of common stock and 5,000,000 shares of preferred stock. Any increase in our authorized capital stock would require the approval of a majority of our shareholders as well as the approval of our Board of Directors, or Board. If we were unable to increase our authorized capital stock for any reason, our ability to raise additional capital through the issuance of equity or convertible debt would be severely compromised and we may be unable to obtain equity or convertible debt capital at all.

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

From time to time, one or a small number of our customers may represent a significant percentage of our revenue. For the year ended July 31, 2026, one individual customer accounted for 24% of our net product sales. Although we have agreements with many of our customers, these agreements typically do not prohibit customers from purchasing products and services from competitors or contain minimum purchase obligations. A decision by any of our major customers to significantly reduce the amount of product ordered or license fees paid, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

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

We have limited experience in the sales, marketing and distribution of our products in the food safety market. We began to focus on the food safety market in August 2013. After acquiring necessary regulatory approvals we began to commercialize our products in 2016. As a result, our sales and marketing experience with these products is limited, and our current sales, distribution and marketing strategies and programs may not be successful. Further, the sales cycle to secure a new customer is long and unpredictable. Potential customers typically require that we complete extensive in-plant validation studies with our products. We may not be successful in demonstrating the effectiveness of PURE Control in actual in-plant use situations or satisfy the requirements of our potential customers. Moreover, we may not be successful in converting in-plant trials into customer product orders. We also have a relatively small sales and marketing organization and a limited number of distributors. Therefore, we may not be able to establish the sales, marketing, and distribution capabilities necessary to generate sales and build our business to generate sufficient revenues to support our operations and the implementation of our business plan.

We are dependent on a third-party, over whom we have limited control, to manufacture our SDC-based products.

On June 9, 2019, we entered into a five-year strategic collaboration agreement with St. Louis-based Intercon Chemical Company, or ICC, where we granted ICC the right to be the non-exclusive manufacturer for all our SDC-based products. We do not have any manufacturing facilities and we currently rely on ICC to manufacture our SDC-based products and may in the future rely on one or more third-party manufacturers to properly manufacture our products. We may not be able to quickly replace our manufacturing capacity if ICC is unable to manufacture our products as a result of a fire, natural disaster (including an earthquake), equipment failure or other difficulty, or if such ICC facilities are deemed not in compliance with current “good manufacturing practices,” and the noncompliance could not be rapidly rectified. ICC is our single manufacturer for our concentrated SDC-based products and may not be replaced without significant effort and delay in production. A supply interruption or an increase in demand beyond our current manufacturer’s capabilities could harm our ability to manufacture such products until new manufacturers are identified and qualified, which would have a significant adverse effect on our business and results. Any third-party manufacturer that we find may not match our quality standards or be able to meet customer requirements.

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

At July 31, 2026, we had federal and state tax net operating loss carry-forwards of approximately $104.8 million and $60.5 million, respectively. Utilization of these net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred, including with respect to our recent private placements, or that could occur in the future, as required by Section 382 of the Internal Revenue Code as well as similar state provisions. These ownership changes may limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since our formation, we have raised capital through the issuance of capital stock on several occasions (both before and after our initial public offering in 1996) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future based upon subsequent disposition. While we believe that we have not experienced an ownership change, the pertinent tax rules related thereto are complex and subject to varying interpretations, and thus the applicable taxing authorities may take an alternative position.

Our current federal tax loss carry-forwards began expiring in the year ended July 31, 2020 and, unless previously utilized, all but $17.2 million will completely expire in the year ending July 31, 2038. The $17.2 million can be carried forward indefinitely. Our state tax loss carry-forwards begin to expire in the year ending July 31, 2029, and will completely expire in the year ending July 31, 2046.

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

We have historically supported our operations through the issuance of equity and debt securities and may continue to do so in the future. For example, during the fiscal year ended July 31, 2026 and 2025, we completed a private placement and convertible debt financings to accredited investors, in which we raised net proceeds of approximately $4.0 million. Following these convertible debt financings, as of July 31, 2026, we had an aggregate principal amount of $5.8 million of convertible promissory notes outstanding, which pursuant to the terms of the notes, may be converted into shares of our common stock at a conversion price based on a volume weighted average price of our common stock that can range from at least $0.07 per share and less than or equal to $0.23 per share. Although we may not be successful in obtaining financing through equity or debt sales on terms that are favorable to us in the future, if at all, any such sales that do occur could result in substantial dilution to the interests of existing holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock or other equity securities to any new investors, or the anticipation of such sales, could cause the trading price of our common stock to fall.

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

Risk Management and Strategy

As of July 31, 2026, we have implemented the following set of comprehensive cybersecurity and data protection policies and procedures. Our employees and contractors receive regular cybersecurity awareness trainings, including specific topics related to social engineering and email frauds. We have capable employees and consultants with significant expertise and certifications in cybersecurity related to our industry. We invest in advanced technologies for continuous cybersecurity monitoring across our information technology environment which are designed to prevent, detect, and minimize cybersecurity attacks, as well as alert management of such attacks.

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

Holders

As of October 29, 2026, we had approximately 219 holders of record of our common stock. This does not include beneficial owners holding common stock in street name.

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

Recent Sales of Unregistered Securities

Note Purchase Agreement with Related Parties

Fiscal 2026 Note Purchase Agreement

On February 13, 2026, the Company entered into a Note Purchase Agreement, or the 2026 Note Purchase Agreement, with certain accredited investors, or 2026 Lenders, pursuant to which the Company issued the 2026 Lenders convertible promissory notes, or the 2026 Notes, collectively with the 2026 Note Purchase Agreement, the 2026 Note Documents, with an aggregate principal balance of $970,000, or the 2026 Private Placement. The 2026 Note Documents provide for subsequent closings for an aggregate offering size of $2.0 million in principal balance. Tom Y. Lee, invested $970,000 in the 2026 Private Placement, through affiliates or directly. The disinterested members of the Board approved the 2026 Private Placement. As of July 31, 2026, $970,000 of principal was outstanding under the 2026 Note Documents.

The 2026 Notes were issued and sold in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated under the Securities Act. Each of the persons acquiring the foregoing securities was an accredited investor (as defined in Rule 501(a) of Regulation D) and confirmed the foregoing and acknowledged, in writing, that the securities must be acquired and held for investment. No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith. The proceeds from these sales were used for general corporate purposes.

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

Results of Operations – Comparison of the Years Ended July 31, 2026 and 2025

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

Net Product Sales

Net product sales were $2,315,000 and $2,198,000 for the fiscal years ended July 31, 2026 and 2025, respectively. The increase of $117,000 was attributable to increased sales across our end-user network servicing the food processing industry. Our top three customers accounted for $824,000 of net product sales for the fiscal year ended July 31, 2026.

For the year ended July 31, 2026, one customer accounted for 24% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. There were no foreign sales during the fiscal year ended July 31, 2026.

For the year ended July 31, 2025, one customer accounted for 18% of our net product sales. No other individual customer accounted for 10% or more of our net product sales. There were no foreign sales during the fiscal year ended July 31, 2025.

During the fiscal years ended July 31, 2026 and 2025, we recognized $3,000 and $4,000 in royalties from a non-exclusive third-party distributor, respectively.

Cost of Goods Sold

Cost of goods sold was $992,000 and $899,000 for the years ended July 31, 2026 and 2025, respectively. The increase of $93,000 was primarily attributable to increased sales during the current fiscal year.

Gross margin, as a percentage of net product sales, was 57% and 59% for the years ended July 31, 2026 and 2025, respectively. Gross margin is a result of product mix. Our bulk volume products have higher margin formulations compared to our smaller configurations that require increased labor and packaging costs.

Selling, General and Administrative Expense

Selling, general and administrative expense was $3,077,000 and $3,259,000 for the years ended July 31, 2026 and 2025, respectively. The decrease of $182,000 was primarily attributable to decreased personnel and board fees. These decreases were partially offset by increased professional service fees.

Share-based compensation expense included in selling, general and administrative expense, was $197,000 and $147,000 for the fiscal years ended July 31, 2026 and 2025, respectively. The increase of $50,000 is due to the current year vesting of stock options granted to employees, directors and consultants supporting our selling, general and administrative functions.

Research and Development Expense

Research and development expense, primarily consisting of third-party fees and personnel costs, was $332,000 and $316,000 for the years ended July 31, 2026 and 2025, respectively. The slight increase was primarily attributable to increased third-party testing and research supporting our EPA and FDA efforts.

Interest Expense

Interest expense was $407,000 and $299,000 for the fiscal year ended July 31, 2026 and 2025, respectively. The increase of $108,000 was primarily due to accrued interest on the outstanding convertible notes.

Other Income (Expense)

Other income was $7,000 compared to other income of $172,000 for the fiscal year ended July 31, 2026 and 2025, respectively. During the fiscal year ended July 31, 2025, we received $175,000 from the U.S. Governments Employee Retention Tax Credit Program.

Liquidity and Capital Resources

As of July 31, 2026, we had $569,000 in cash and cash equivalents compared with $334,000 in cash and cash equivalents as of July 31, 2025. The net increase in cash and cash equivalents was attributable to cash received from financing activities of $1,973,000. Additionally, as of July 31, 2026, we had $7,592,000 of total liabilities, including $820,000 in accounts payable, compared with $6,174,000 of total liabilities, including $784,000 in accounts payable as of July 31, 2025. The net increase in total liabilities was due to the multiple note payable financings, summarized below, that occurred during the fiscal years ended July 31, 2026, 2025, 2024 and 2023.

We have a history of recurring losses and as of July 31, 2026, had a stockholders’ deficiency of $6,399,000. For the fiscal year ended July 31, 2026, the Company incurred a net loss of $2,483,000 on net revenue of $2,318,000 and used $1,738,000 of cash in operating activities, leaving a cash balance of $569,000 as of July 31, 2026. In addition, as of July 31, 2026, convertible notes payable of $1,015,000 were past due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of this report. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

Note Purchase Agreements (See Note 5)

Fiscal 2026 Note Purchase Agreement

On February 13, 2026, the Company entered into the 2026 Note Purchase Agreement with the 2026 Lenders pursuant to which the Company issued the 2026 Lenders the 2026 Notes with an aggregate principal balance of $970,000. The 2026 Note Documents provide for subsequent closings for an aggregate offering size of $2.0 million in principal balance. Tom Y. Lee, invested $970,000 in the 2026 Private Placement, through affiliates or directly. The disinterested members of the Board approved the 2026 Private Placement. As of July 31, 2026, $970,000 of principal was outstanding under the 2026 Note Documents.

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

During the fiscal year ended July 31, 2025, the Company issued additional 2025 Notes to Mr. Lee and his affiliates pursuant to the 2025 Note Purchase Agreement in subsequent closings with an aggregate principal of $1,500,000. As of July 31, 2026, $2,000,000 of principal was outstanding under the 2025 Note Documents.

March and June 2024 Note Purchase Agreement

On March 22, 2024, the Company entered into a Note Purchase Agreement, or the 2024 Note Purchase Agreement, with certain accredited investors, or 2024 Lenders, pursuant to which the Company issued the 2024 Lenders convertible promissory notes, or the 2024 Notes, collectively with the 2024 Note Purchase Agreement, the 2024 Note Documents, with an aggregate principal balance of $500,000, or the 2024 Private Placement. The 2024 Note Documents provide for subsequent closings for an aggregate offering size of $3.0 million in principal balance. Tom Y. Lee, a member of the Company’s Board of Directors, or the Board, invested $500,000 in the 2024 Private Placement, through affiliates or directly. The disinterested members of the Board approved the 2024 Private Placement. On June 21, 2024, we issued an additional 2024 Note to Mr. Lee pursuant to the 2024 Note Purchase Agreement in a subsequent closing with an aggregate principal of $500,000. The disinterested members of the Board approved the 2024 Private Placement. As of July 31, 2026, $1,000,000 of principal was outstanding under the 2024 Note Documents.

July and October 2023 Note Purchase Agreements

In July 2023, the Company entered into a Note Purchase Agreement, or the 2023 Note Purchase Agreement with certain accredited investors, or the 2023 Lenders, pursuant to which the Company issued the 2023 Lenders convertible promissory notes, or the 2023 Notes, collectively with the 2023 Note Purchase Agreement, or the 2023 Note Documents, with an aggregate principal balance of $1,015,000, or the 2023 Private Placement. The 2023 Note Documents provide for subsequent closings for an aggregate offering size of $1.8 million in principal balance. Messrs. Tom Y. Lee and Ivan Chen, each members of the Board invested $1,000,000 and $15,000, as of July 31, 2023, respectively in the 2023 Private Placement, through affiliates or directly. On October 20, 2023, we issued an additional 2023 Note to Mr. Lee pursuant to the 2023 Note Purchase Agreement in a subsequent closing with an aggregate principal of $785,000. The disinterested members of the Board approved the 2023 Private Placement. As of July 31, 2026, $1,800,000 of principal was outstanding under the 2023 Note Documents.

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

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and we record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. There were no fixed asset impairments during the fiscal year ended July 31, 2026.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of our Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2026.

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

Item 9B. Other Information

During the year ended July 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Exchange Act.

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

Information with respect to our directors as of October 29, 2026 is shown below.

Name	Age	Director Since	Position(s) Held
Jeff Kitchell	55	2026	President, Director, Chief Executive Officer
Robert Bartlett	81	2023	Director
Tom Y. Lee, CPA	77	2014	Director
Ivan Chen	44	2018	Director
Tom Myers	74	2021	Director
David M. Rendall	52	2021	Director
Darin Zehr	58	2024	Director

Jeff Kitchell joined the Board in August 2026 when appointed as our Chief Executive Officer. Mr. Kitchell was appointed as President in November 2025 and also serves as the Company’s Corporate Secretary, a role he has held since 2019. Mr. Kitchell has held various roles since joining the Company in May 2001. In these roles, he managed the Company’s legal affairs and helped secure its intellectual property. Before joining the Company, Mr. Kitchell held various leadership roles in companies ranging from small to large. Mr. Kitchell earned a Bachelor’s Degree in Business Administration from the University of Phoenix.

We believe Mr. Kitchell’s qualifications to serve as a director on our Board include his extensive experience in business and legal affairs.

Robert Bartlett joined our Board in February 2023 and, in March of 2023 was appointed as our President and Chief Executive Officer. Mr. Bartlett resigned as our President and Chief Executive Officer in August 2026. Mr. Bartlett retired in 2006 as Chairman of the Board of Advanced Marketing Services, a major distributor of books and media to warehouse clubs worldwide. Since 1995, he has been the founder and was managing director of Combined Resources International, a manufacturer and distributor of picture frames, cork erase boards, and children’s furniture to warehouse clubs in the United States and Canada. From October of 1993 to June 1995, he served as Vice President, Divisional Manager at Anderson Chamberlain, Inc., an in-house general merchandise and food broker for Costco’s warehouse clubs worldwide. From September 1990 to December 1993, he served as Senior Vice President, Operations, Merchandising, Traffic and Distribution with Source Club, Inc., a division of Meijer Stores. From December 1989 to December 1990, he served as Executive Vice President Merchandising, Operations, Traffic and Distribution with The Wholesale Club, Inc. until it was sold to Walmart in 1990. Prior to that, from November 1981 to September 1989, he was promoted to the position of Executive Vice President, Merchandising, Traffic and Distribution at The Price Company, Inc., the first membership warehouse club, which started in San Diego, CA, and later merged with Costco. He served in the United States Army after being drafted in December of 1965, schooled as artillery surveyor/training NCO for an Artillery Battalion, were he was attached to the 7th Army in Europe where he was honorably discharged at the rank of Sergeant E-5 in 1967. After discharge he attended Junior College under the GI Bill.

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

Information Regarding Our Executive Officers

Information with respect to our executive officers as of October 29, 2026 is shown below. Since Jeff Kitchell and Tom Myers also serve on the Board, their biographies are set forth under “Information Regarding the Board of Directors” above.

Name	Age	Position(s) Held	Position(s) Held Since
Jeff Kitchell	55	Chief Executive Officer	2026
Mark Elliott	51	Vice President, Finance	2015
Tom Myers	74	Executive Vice President of Technology & Development	2023

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

Family Relationships

Mr. Ivan Chen is the nephew of Mr. Tom Y. Lee. There are no other family relationships between any current director executive officer, or any director or executive officer during the fiscal year ended July 31, 2026.

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

Director Independence

We are not currently listed on any national securities exchange or in an inter-dealer quotation system that has established a standard for independence. However, in evaluating the independence of our members and the composition of the Board Committees, our Board utilizes the definition of “independence” as that term is defined by applicable listing standards of the NYSE MKT. As of the date hereof, our Board consists of seven members, four of whom are considered independent as that term is defined by applicable listing standards of the NYSE MKT. Our independent directors include: Messrs. Chen, Rendall and Zehr.

Board and Board Committee Attendance

During the fiscal year ended July 31, 2026, the Board met once, and it took action by unanimous written consent three times. During the fiscal year ended July 31, 2026, the Audit Committee met four times. During the fiscal year ended July 31, 2026, the Compensation Committee took action by unanimous written consent twice. Five directors attended 100% of the one Board meeting, and two directors were absent.

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

Board Committees

Compensation Committee. The Compensation Committee currently consists of Messrs. Chen (Chair), Rendall and Zehr. The functions of the Compensation Committee include the approval of the compensation offered to our executive officers and recommending to the full Board the compensation to be offered to our directors, including our Chairman. The Board has determined that Messrs. Chen, Rendall and Zehr are each an “independent director” under the listing standards of the NYSE MKT. In addition, the members of the Compensation Committee each qualify as a “non-employee director” for purposes of Rule 16b-3 under the Exchange Act and as an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee is governed by a written charter approved by the Board, a copy of which is available on our website at www.purebio.com.

Audit Committee. The Audit Committee currently consists of Messrs. Chen (Chair), Rendall and Zehr. The functions of the Audit Committee include the retention of our independent registered public accounting firm, reviewing and approving the planned scope, proposed fee arrangements and results of the Company’s annual audit, reviewing the adequacy of the Company’s accounting and financial controls and reviewing the independence of the Company’s independent registered public accounting firm. The Board has determined that Messrs. Chen, Rendall and Zehr are each an “independent director” under the listing standards of the NYSE MKT. The Board has also determined that Messrs. Chen, Rendall and Zehr are each an “audit committee financial expert” within the applicable definition of the SEC. The Audit Committee is governed by a written charter approved by the Board, a copy of which is available on our website at www.purebio.com.

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

Board Leadership Structure

Our Bylaws provide our Board with flexibility to combine or separate the positions of Chairman of the Board and Chief Executive Officer in accordance with its determination that utilizing one or the other structure would be in the best interests of our company. At the current time, Mr. Chen serves as our Chairman of the Board, and Mr. Kitchell serves as our Chief Executive Officer. Our Board believes our leadership structure enhances the accountability of our Chief Executive Officer to the Board and encourages balanced decision making. In addition, the Board believes that this structure provides an environment in which its independent directors are fully informed, have significant input into the content of Board meetings and are able to provide objective and thoughtful oversight of management. Our Board also separated the roles in recognition of the differences in responsibilities. While our Chief Executive Officer is responsible for the day-to-day leadership of the Company and its business operations, the Chairman of the Board provides guidance to the Board, sets the agenda for Board meetings and presides over the meetings of the full Board and the meetings of the Board’s non-management directors. The Board Chairman also provides performance feedback on behalf of the Board to our Chief Executive Officer. The Board intends to carefully evaluate from time to time whether our Chief Executive Officer and Chairman positions should remain separate based on what the Board believes is best for the Company and its stockholders.

Board Oversight of Risk

The Board is actively involved in the oversight of risks that could affect the Company. The Board as a whole has responsibility for risk oversight of the Company’s risk management policies and procedures, with reviews of certain areas being conducted by the relevant Board committee. The Board satisfies this responsibility through reports by each Committee Chair regarding the Committee’s considerations and actions, as well as through regular reports directly from management responsible for oversight of particular risks within the Company. Specifically, the Board committees address the following risk areas:

●	The Compensation Committee is responsible for overseeing the management of risks related to the Company’s executive compensation plans and arrangements.

●	The Audit Committee discusses with management the Company’s major financial and other risk exposures, including cybersecutiry, and the steps management has taken to monitor and control such exposures.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth a summary of cash and non-cash compensation awarded, earned or paid for services rendered to us during the fiscal years ended July 31, 2026 and July 31, 2025 by our named executive officers, consisting of (i) each individual serving as principal executive officer during the fiscal year ended July 31, 2026 and (ii) our other two most highly compensated officers serving during the fiscal year ended July 31, 2026.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Option Awards ($)(2)		Total Compensation ($)
Robert Bartlett	2026	$76,200	$32,000	(3)	$108,200
Former Chief Executive Officer	2025	$151,900	$39,400	(4)	$191,300
Mark Elliott	2026	$148,700	$16,000	(5)	$164,700
Vice President Finance	2025	$169,200	$9,400	(6)	$178,600
Tom Myers	2026	$157,300	$16,000	(7)	$173,300
Executive Vice President of Technology & Development	2025	$188,000	$9,400	(8)	$197,000

(1)	Amounts reflect salary earned during the respective fiscal years.

(2)	Amounts for the years ended July 31, 2026 and 2025 reflect the grant date fair value for financial statement reporting purposes with respect to stock options granted during the respective fiscal years, calculated in accordance with authoritative guidance.

(3)	Represents an award consisting of options to purchase 500,000 shares of common stock.

(4)	Represents an award consisting of options to purchase 655,000 shares of common stock.

(5)	Represents an award consisting of options to purchase 250,000 shares of common stock.

(6)	Represents an award consisting of options to purchase 155,000 shares of common stock.

(7)	Represents awards consisting of options to purchase 250,000 shares of common stock.

(8)	Represents an award consisting of options to purchase 155,000 shares of common stock.

Narrative to Summary Compensation Table

The compensation program established for the Company’s executive officers consisted of the following elements:

Base Salary: The base salaries of our named executive officers depend on their job responsibilities, the market rate of compensation paid by companies in our industry for similar positions, our financial position and performance, and the strength of our business. Base salaries provide a fixed means of compensation in order to attract and retain talent. The base salary for Mr. Bartlett was voluntary reduced from $100,000 per year to $80,000 in September 2025 then to $40,000 per year in May of 2026. The base salary for Mr. Elliott was voluntary reduced from $157,500 per year to $147,500 per year during the fiscal year ended July 31, 2026. The base salary for Mr. Myers was voluntary reduced from $175,000 per year to $155,000 per year during the fiscal year ended July 31, 2026.

Performance-Based Cash Awards: As part of the Company’s executive compensation program, our executive officers are eligible to receive performance-based cash awards. The annual performance-based cash awards are based on the executive officer’s individual performance and the Company’s actual performance compared to the corporate goals approved by the Board and the Compensation Committee. Following the end of each fiscal year, the Board and the Compensation Committee is responsible for determining the bonus amount payable to an executive officer based on that executive officer’s individual performance during the fiscal year and its determination of the Company’s actual performance compared to the corporate goals established for that fiscal year. Due to the Company’s limited financial resources and performance, our named executive officers did not receive any performance-based cash bonuses for the years ended July 31, 2026 and 2025.

Long-Term Equity Awards: Equity ownership by our executive officers and key employees encourages them to create long-term value and aligns their interests with those of our stockholders. As a result, our executive compensation program provides for the issuance of stock options and RSUs as determined by the Compensation Committee and our Board.

Outstanding Equity Awards at Year-End

The following table provides a summary of all equity awards held by our named executive officers that were outstanding as of July 31, 2026.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
Robert Bartlett	500,000	$0.07	9/23//2035	(1)
	655,000	$0.07	8/19//2034	(2)
	150,000	$0.12	7/31/2033	(3)
Mark Elliott	250,000	$0.07	9/23/2035	(4)
	155,000	$0.07	8/19/2034	(5)
	150,000	$0.12	7/31/2033	(6)
	100,000	$0.20	9/30/2032	(7)
	100,000	$0.45	6/18/2031	(8)
	150,000	$0.33	1/29/2030	(9)
	150,000	$0.79	5/15/2030	(9)
Tom Myers	250,000	$0.07	9/23/2035	(10)
	155,000	$0.07	8/19/2034	(11)
	150,000	$0.12	7/31/2033	(12)
	125,000	$0.20	9/30/2032	(13)
	125,000	$0.20	9/30/2032	(13)
	125,000	$0.45	6/18/2031	(14)
	125,000	$0.33	1/29/2030	(15)
	125,000	$0.79	5/15/2030	(15)

(1)	During the year ended July 31, 2026, we granted Mr. Bartlett an award consisting of an option to purchase 500,000 shares of common stock. The options have a ten-year term and vest in four quarterly installments.

(2)	During the year ended July 31, 2025, we granted Mr. Bartlett an award consisting of an option to purchase 155,000 shares of common stock. The options have a ten-year term and vest in four quarterly installments. In addition, we granted Mr. Bartlett an award consisting of an option to purchase 500,000 shares of common stock subject to Mr. Bartlett’s employment agreement. All 500,000 options vested on the date of grant and carry a ten-year term

(3)	During the year ended July 31, 2024, we granted Mr. Bartlett an award consisting of an option to purchase 150,000 shares of common stock. The options have a ten-year term and vest in four quarterly installments.

(4)	During the year ended July 31, 2026, we granted Mr. Elliott an award consisting of an option to purchase 250,000 shares of common stock. The options have a ten-year term and vest in four quarterly installments.

(5)	During the year ended July 31, 2025, we granted Mr. Elliott an award consisting of an option to purchase 155,000 shares of common stock. The options have a ten-year term and vest in four quarterly installments.

(6)	During the year ended July 31, 2024, we granted Mr. Elliott an award consisting of an option to purchase 150,000 shares of common stock. The options have a ten-year term and vest in four quarterly installments.

(7)	During the year ended July 31, 2023, we granted Mr. Elliott awards consisting of an option to purchase 100,000 shares of common stock. The options have a ten-year term and vest in four quarterly installments.

(8)	During the year ended July 31, 2021, we granted Mr. Elliott awards consisting of an option to purchase 100,000 shares of common stock. The options have a ten-year term and vest in four quarterly installments.

(9)	During the year ended July 31, 2020, we granted Mr. Elliott awards consisting of an option to purchase 300,000 shares of common stock. The options have a five-year term and vest in four quarterly installments.

(10)	During the year ended July 31, 2026, we granted Mr. Myers an award consisting of an option to purchase 250,000 shares of common stock. The options have a ten-year term and vest in four quarterly installments.

(11)	During the year ended July 31, 2025, we granted Mr. Myers an award consisting of an option to purchase 155,000 shares of common stock. The options have a ten-year term and vest in four quarterly installments.

(12)	During the year ended July 31, 2024, we granted Mr. Myers awards consisting of an option to purchase 150,000 shares of common stock. The options have a ten-year term and vest in four quarterly installments.

(13)	During the year ended July 31, 2023, we granted Mr. Myers awards consisting of an option to purchase 250,000 shares of common stock. 125,000 options vest quarterly over one year. The remaining 125,000 options vest annually over two years. All 250,000 options have a ten-year term.

(14)	During the year ended July 31, 2021, we granted Mr. Myers awards consisting of an options to purchase 125,000 shares of common stock. The options have a ten-year term and vest in four quarterly installments.

(15)	During the year ended July 31, 2020, we granted Mr. Myers awards consisting of an options to purchase 250,000 shares of common stock. The options have a five-year term and vest in four quarterly installments.

During the year ended July 31, 2026, Messrs. Bartlett, Elliott and Myers had 375,000, 187,500 and 187,500 option awards vest, respectively. There was no respective value on vesting.

Employment Agreements; Potential Payments Upon Termination or a Change in Control for Current Executive Officers

On March 15, 2023, we entered into an employment agreement with Robert Bartlett, or the Bartlett Employment Agreement, to serve as our Chief Executive Officer pursuant to which Mr. Bartlett was entitled to receive an annual base salary of $300,000, a one-time signing bonus of $17,500 and an option to purchase 500,000 shares of our common stock to be granted at a future date. During the fiscal year ended July 31, 2026, Mr. Bartlett’s salary was voluntarily reduced from $100,000 to $40,000. Mr. Bartlett’s employment is “at will” and may be terminated at any time, with or without cause (as defined in the Bartlett Employment Agreement) with 30-days advance written notice.

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

Compensation of Directors

The following table sets forth compensation earned in the fiscal year ended July 31, 2026 by each of our non-employee directors who are not named executive officers.

	Fees Earned or Paid in Cash	Option Awards	Total Compensation
Name	($)	($)(1)	($)
Ivan Chen	$-	$16,000	$16,000
Tom Y. Lee	$-	$14,500	$14,500
David M. Rendall	$-	$14,500	$14,500
Darin Zehr	$-	$14,500	$14,500

(1) Amounts for the year ended July 31, 2026 reflect the grant date fair value for financial statement reporting purposes with respect to stock options granted during the fiscal year, calculated in accordance with authoritative guidance. As of July 31, 2026, our non-employee directors held the following options to purchase shares of our common stock: Mr. Chen – 1,025,000; Mr. Lee – 1,787,500; Mr. Rendall – 587,500; and Mr. Zehr – 237,500.

Narrative to Director Compensation Table

During the first quarter of fiscal year 2026, Board cash compensation was voluntarily eliminated.

During the fiscal year ended July 31, 2026, Messrs. Chen, Lee, Rendall, and Zehr received options to purchase 250,000, 225000, 225,000, and 225,000 shares of common stock, respectively. The options vest fifty percent (50%) on the date of the next annual meeting and fifty percent (50%) on the date of the following year’s annual meeting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information regarding the beneficial ownership of our common stock as of October 29, 2026, or the Evaluation Date, by: (i) each of our current directors, (ii) each of our named executive officers as set forth in Item 11 of this Annual Report, (iii) all such directors and executive officers as a group and (iv) our five percent or greater stockholders. The table is based upon information supplied by our officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Applicable percentages are based on 140,201,055 shares outstanding as of the Evaluation Date, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options or warrants or settlement of restricted stock units that are either immediately exercisable or exercisable within 60 days of the Evaluation Date. These shares are deemed to be outstanding and beneficially owned by the person holding those securities for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name (1)	Number of Shares Beneficially Owned		Percent of Common Stock
Tom Y. Lee	65,824,845	(2)	31.95%
Mark Elliott	1,064,850	(3)	*
Tom Myers	2,067,600	(4)	1.45%
Ivan Chen	2,275,000	(5)	1.60%
David M. Rendall	989,871	(6)	*
Robert Bartlett	1,230,000	(7)	*
Jeff Kitchell	792,998	(8)	*
Darin Zehr	237,500	(9)	*
All of our executive officers and directors as a group (8 persons)	74,482,664	(10)	37.89%

*	Indicates less than one percent of the outstanding shares of the Company’s common stock.

(1)	Unless, noted below, the address for each person listed in the table is c/o PURE Bioscience, Inc., 771 Jamacha Road, #512, El Cajon, California 92019.

(2)	Consists of 1,787,500 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 64,037,345 shares of common stock held directly by Mr. Lee and his affiliates.

(3)	Consists of 992,500 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 72,350 shares of common stock held directly by Mr. Elliott.

(4)	Consists of 1,217,500 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 850,100 shares of common stock held directly by Mr. Myers.

(5)	Consists of 1,025,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 1,250,000 shares of common stock held directly by Mr. Chen.

(6)	Consists of 587,500 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 402,371 shares of common stock held directly by Mr. Rendall.

(7)	Consists of 1,180,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 50,000 shares of common stock held directly by Mr. Bartlett.

(8)	Consists of 780,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date, and 12,998 shares of common stock held directly by Mr. Kitchell.

(9)	Consists of 237,500 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date held directly by Mr. Zehr.

(9)	Consists of 7,807,500 shares of common stock subject to options currently exercisable or exercisable within 60 days of the Evaluation Date and 66,675,164 shares of common stock, held by all directors and executive officers as a group.

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

Delinquent Section 16(a) Reports

Based solely upon a review of those reports and written representations provided to us by all of our directors and executive officers, we believe that during the year ended July 31, 2026, our directors, executive officers and greater than 10% stockholders did not report the following transactions on a timely basis: a Form 4 for Robert Bartlett disclosing an option grant that was made on September 23, 2025, was not filed; a Form 4 for Mark Elliott disclosing an option grant that was made on September 23, 2025, was not filed; a Form 4 for Tom Myers disclosing an option grant that was made on September 23, 2025, was not filed; a Form 4 for David Rendall disclosing an option grant that was made on September 23, 2025, was not filed; a Form 4 for Darin Zehr disclosing an option grant that was made on September 23, 2025, was not filed; two Form 4s for Tom Lee, one disclosing the acquisition of Common Stock pursuant to a private placement financing on April 30, 2026 and one disclosing an option grant that was made on September 23, 2025, were not filed; and two Form 4s for Ivan Chen, one disclosing the acquisition of Common Stock pursuant to a private placement financing on April 30, 2026 and one disclosing an option grant that was made on September 23, 2025, were not filed.

Information About Our Equity Compensation Plans

2024 Equity Incentive Plan

Our shareholders approved our 2024 Equity Incentive Plan, or the 2024 Plan, in February 2024, which has a share reserve of 10,000,000 shares of common stock that were registered under a Form S-8 filed with the SEC in August 2024. The 2024 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to our employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board. The 2024 Plan replaced the prior amended and restated 2007 and 2017 shareholder approved equity plans. As of July 31, 2026, there were 4,165,000 shares available for issuance under the 2024 Plan.

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

The following table sets forth, as of July 31, 2026, information with respect to our equity compensation plans, and with respect to certain other options and warrants.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	12,995,000	$0.23	4,165,000
Equity compensation plans not approved by stockholders	400,000	1.15	—
Total	13,395,000	$0.26	4,165,000

(1)	Includes options only and does not include restricted stock units

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as described below and other than Board or employment relationships and compensation resulting from those employment relationships, no director, executive officer, 5% stockholder or immediate family member of any of the foregoing, was a party to any transaction or series of transactions since August 1, 2024 (the beginning of the year ended July 31, 2025), or is to be a party to any currently proposed transaction or series of proposed transactions, in which (i) we were or are to be a participant, (ii) the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at fiscal year-end for the fiscal years ended July 31, 2026 and 2025, which is $11,255, and (iii) any director, executive officer, or immediate family member of any of the foregoing had or will have a direct or indirect material interest.

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

Fiscal 2026 Note Purchase Agreement

On February 13, 2026, the Company entered into the 2026 Note Purchase Agreement with certain accredited investors pursuant to which the Company issued the 2026 Lenders the 2026 Notes with an aggregate principal balance of $970,000. The 2026 Note Documents provide for subsequent closings for an aggregate offering size of $2.0 million in principal balance. Tom Y. Lee, invested $970,000 in the 2026 Private Placement, through affiliates or directly. The disinterested members of the Board approved the 2026 Private Placement. As of July 31, 2026, $970,000 of principal was outstanding under the 2026 Note Documents.

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

During the fiscal year ended July 31, 2025, the Company issued additional 2025 Notes to Mr. Lee and his affiliates pursuant to the 2025 Note Purchase Agreement in subsequent closings with an aggregate principal of $1,500,000. As of July 31, 2026, $2,000,000 of principal was outstanding under the 2025 Note Documents.

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

On June 21, 2024, we issued an additional 2024 Note to Mr. Lee pursuant to the 2024 Note Purchase Agreement in a subsequent closing with an aggregate principal of $500,000. The disinterested members of the Board approved the 2024 Private Placement. As of July 31, 2026, $1,000,000 of principal was outstanding under 2024 Note Documents.

July and October 2023 Note Purchase Agreements

In July, 2023, the Company entered into the 2023 Note Purchase Agreement with the 2023 Lenders pursuant to which the Company issued the 2023 Lenders the 2023 Notes, with an aggregate principal balance of $1,015,000 in the 2023 Private Placement. The 2023 Note Documents provide for subsequent closings for an aggregate offering size of $1.8 million in principal balance. Messrs. Tom Y. Lee and Ivan Chen, each members of the Board invested $1,000,000 and $15,000, as of July 31, 2023, respectively in the 2023 Private Placement, through affiliates or directly. On October 20, 2023, we issued an additional 2023 Note to Mr. Lee pursuant to the 2023 Note Purchase Agreement in a subsequent closing with an aggregate principal of $785,000. The disinterested members of the Board approved the 2023 Private Placement. As of July 31, 2026, $1,800,000 of principal was outstanding under 2023 Note Documents.

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

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee are or have been an officer or employee of us. During fiscal 2026, 2025 and 2024, no member of our Compensation Committee had any relationship with us requiring disclosure under Item 404 of Regulation S-K. Except as set forth above, none of our executive officers served on the compensation committee (or its equivalent) or board of directors of another entity any of whose executive officers served on our Compensation Committee or board of directors.

Board Composition

We are not currently listed on any national securities exchange or in an inter-dealer quotation system that has established a standard for independence. However, in evaluating the independence of our members and the composition of the committees of our Board of Directors, our Board utilizes the definition of “independence” as that term is defined by applicable listing standards of the NYSE MKT. As of the date of this Annual Report, our Board consists of six members, three of whom are considered independent as that term is defined by applicable listing standards of the NYSE MKT. Our independent directors include: Messrs. Chen, Rendall and Zehr.

Our directors are appointed annually, and hold office until their successors have been elected and qualified or until their earlier death, resignation, disqualification, or removal.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Weinberg & Company, P.A. for the years ended July 31, 2026 and 2025, respectively. All fees described below were approved by the Board or the Audit Committee:

	For the years ended July 31,
	2026	2025
Audit Fees	$108,000	$108,000
Audit-Related Fees	$—	$—
Tax Fees	$29,000	$28,000
All Other Fees	$—	$—
Total Fees	$137,000	$136,000

Audit Fees: For the years ended July 31, 2026 and 2025, the aggregate audit fees billed by our independent public accounting firm were for services rendered for the audit and quarterly reviews of our financial statements, including our Annual Report and our periodic reports, and fees incurred related to the filings of registration statements.

Audit-Related Fees: For the years ended July 31, 2026 and 2025, there were no audit-related fees billed by our independent public accounting firm.

Tax Fees: For the years ended July 31, 2026 and 2025, the aggregate tax fees consist of amounts billed by an affiliate of our independent auditors for services in connection with the preparation of our federal and state tax returns.

All Other Fees: For the years ended July 31, 2026 and 2025, there were no fees billed by our independent public accounting firm for other services, other than the fees described above.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	The list of financial statements filed in response to Part II, Item 8 is set forth at the end of this Annual Report.

	(2)	Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)		The following exhibits are filed as part of this Annual Report pursuant to Item 601 of Regulation S-K:

	3.1	Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012).

	3.1.1	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012).

	3.1.2	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on May 19, 2021).

	3.1.3	Certificate of Amendment to Certificate of Incorporation of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on August 9, 2024).

	3.2	Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012).

	3.2.1	Amendment to the Bylaws of PURE Bioscience, Inc. (incorporated by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K, filed with the SEC on October 29, 2012).

	4.1 *	Description of Capital Stock

	4.2	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on July 10, 2023).

	4.3	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed with the SEC on March 27, 2024).

	4.4	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed with the SEC on September 20, 2024).

	4.5*	Form of Convertible Promissory Note

	10.1#	Amended and Restated PURE Bioscience 2007 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on February 5, 2016)

	10.2 #	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed with the SEC on October 24, 2013).

	10.3#	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K filed with the SEC on October 24, 2013).

	10.4†	Manufacturing Supply Agreement, dated June 21, 2019, by and between Pure Bioscience Inc. and Intercon Chemical Company (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on June 26, 2019).

	10.5 #	Form of RSU Agreement between PURE Bioscience, Inc. and executive officers (incorporated by reference to Exhibit 10.32 of the Annual Report on Form 10-K filed with the SEC on October 28, 2015).

10.6 #	Form of Non-Employee Director Restricted Stock Units Agreement (Non-plan) (incorporated by reference to Exhibit 99.5 of the Current Report on Form 8-K filed with the SEC on June 23, 2017).

10.7 #	Form of Non-Employee Director Option Agreement (Non-plan) (incorporated by reference to Exhibit 99.6 of the Current Report on Form 8-K filed with the SEC on June 23, 2017).

10.8 #	Pure Bioscience, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 18, 2018).

10.9	Sublease Agreement, effective July 25, 2019, by and between the Company and SwabPlus L.P. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on August 2, 2019).

10.10	Form of Note Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 10, 2023).

10.11#	PURE Bioscience, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of the Registration Statement on Form S-8, filed with the SEC on August 15, 2024).

10.12#	Employment Agreement, by and between PURE Bioscience, Inc. and Robert Bartlett, dated March 15, 2023 (incorporated by referenced to Exhibit 10.16 of the Annual Report on Form 10-K, filed with the SEC on October 30, 2023).

10.13	Form of Note Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on March 27, 2024).

10.14	Form of Note Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on September 20, 2024).

10.15*	Form of Note Purchase Agreement

10.16	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on May 5, 2026).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K, filed with the SEC on October 13, 2009)

23.1 *	Consent of Weinberg and Company, P.A.

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 * +	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 * +	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *	The following materials from the Company’s Annual Report on Form 10-K for the annual period ended July 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of July 31, 2026 and 2025; (ii) Consolidated Statements of Operations for the years ended July 31, 2026 and 2025; (iii) Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2026 and 2025, (iv) Consolidated Statements of Cash Flows for the years ended July 31, 2026 and 2025; and (v) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.

†	Certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed. The Company hereby undertakes to provide further information regarding such redacted information to the Commission upon request.

+	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE BIOSCIENCE, INC.	DATE

/s/ Jeff Kitchell	October 29, 2026
Jeff Kitchell
President and Chief Executive Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeff Kitchell and Mark Elliott, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ JEFF KITCHELL	President, Chief Executive Officer, Director	October 29, 2026
Jeff Kitchell	Principal Executive Officer

/s/ MARK ELLIOTT	Vice President, Finance	October 29, 2026
Mark Elliott	Principal Financial and Accounting Officer

/s/ IVAN CHEN	Chairman of the Board	October 29, 2026
Ivan Chen

/s/ TOM MYERS	Director	October 29, 2026
Tom Myers

/s/ DAVID RENDALL	Director	October 29, 2026
David Rendall

/s/ TOM Y. LEE	Director	October 29, 2026
Tom Y. Lee

/s/ ROBERT BARTLETT	Director	October 29, 2026
Robert Bartlett

/s/ DARIN ZEHR	Director	October 29, 2026
Darin Zehr

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Pure Bioscience Inc.

El Cajon, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pure Bioscience Inc. (the “Company”) and Subsidiary as of July 31, 2026 and 2025, and the related statements of operations, stockholders’ deficiency, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2026 and 2025, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities, and has a stockholders’ deficiency at July 31, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Issuance of convertible notes payable to related parties

As described in Note 5 to the financial statements, as of July 31, 2026, the Company issued certain convertible debentures in an aggregate amount of $5.8 million to related parties, The agreements contained provisions and terms that required the Company to analyze and determine if there were elements of the notes or its conversion feature that would result in (i) a derivative under ASC 815, Derivatives and Hedging, (ii) as liabilities in accordance with ASC 480, (iii) or as a standard note agreement. We identified auditing of the accounting for the convertible notes as a critical audit matter due to the complexity of the accounting of these liabilities, and because of the significance of the account balances.

The primary procedures we performed to address this critical audit matter included, among others, inspection of the debt agreement and testing management’s application of the relevant accounting guidance, including the determination of the balance sheet classification. This included examining and testing the Company’s conclusions if the notes or its conversion feature resulted in a derivative under ASC 815, Derivatives and Hedging, or as liabilities in accordance with ASC 480. We developed our independent expectation of the recording and presentation of the liabilities and compared our independent expectation to the Company’s presentation.

We have served as the Company’s auditor since 2019.

/s/ Weinberg & Company, P.A.
Los Angeles, California
October 29, 2026

PURE Bioscience, Inc.

Consolidated Balance Sheets

	July 31, 2026	July 31, 2025
Assets
Current assets
Cash and cash equivalents	$569,000	$334,000
Accounts receivable	334,000	474,000
Inventories, net	193,000	141,000
Restricted cash	75,000	75,000
Prepaid expenses	14,000	23,000
Total current assets	1,185,000	1,047,000
Property, and equipment, net	8,000	11,000
Total assets	$1,193,000	$1,058,000
Liabilities and stockholders’ deficiency
Current liabilities
Accounts payable	$820,000	$784,000
Convertible notes payable to related parties, current (including $1,015,000 and $0, respectively, past due)	3,381,000	1,175,000
Accrued liabilities	170,000	154,000
Total current liabilities	4,371,000	2,113,000

Convertible notes payable to related parties non-current	3,221,000	4,061,000
Total liabilities	7,592,000	6,174,000
Commitments and contingencies
Stockholders’ deficiency
Preferred stock, $0.01 par value: 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 250,000,000 and 200,000,000 shares authorized at July 31, 2026 and July 31, 2025, respectively, 130,017,569 shares issued and outstanding at July 31, 2026, and 111,886,473 shares issued and outstanding at July 31, 2025	1,301,000	1,119,000
Additional paid-in capital	133,777,000	132,759,000
Accumulated deficit	(141,477,000)	(138,994,000)
Total stockholders’ deficiency	(6,399,000)	(5,116,000)
Total liabilities and stockholders’ deficiency	$1,193,000	$1,058,000

See accompanying notes.

PURE Bioscience, Inc.

Consolidated Statements of Operations

	Years ended
	July 31,
	2026	2025
Net product sales	$2,315,000	$2,198,000
Royalty revenue	3,000	4,000
Total revenue	2,318,000	2,202,000
Cost of goods sold	992,000	899,000
Gross Profit	1,326,000	1,303,000
Operating costs and expenses
Selling, general and administrative	3,077,000	3,259,000
Research and development	332,000	316,000
Total operating costs and expenses	3,409,000	3,575,000
Loss from operations	(2,083,000)	(2,272,000)
Other income (expense)
Interest expense, net	(407,000)	(299,000)
Other income (expense), net	7,000	172,000
Total other income (expense)	(400,000)	(127,000)
Net loss	$(2,483,000)	$(2,399,000)
Basic and diluted net loss per share	$(0.02)	$(0.02)
Shares used in computing basic and diluted net loss per share	116,456,503	111,862,884

See accompanying notes.

PURE Bioscience, Inc.

Consolidated Statements of Stockholders’ Deficiency

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficiency)
Balance July 31, 2024	111,856,473	$1,119,000	$132,612,000	$(136,595,000)	$(2,864,000)
Share-based compensation expense - stock options	—	—	144,000	—	144,000
Share-based compensation expense - restricted stock units	—	—	3,000	—	3,000
Issuance of common stock upon the delivery of restricted stock units	30,000	*	*	—	—
Net loss	—	—	—	(2,399,000)	(2,399,000)
Balance July 31, 2025	111,886,473	$1,119,000	$132,759,000	$(138,994,000)	$(5,116,000)

Share-based compensation expense - stock options	—	—	197,000	—	197,000
Issuance of common stock in private placement, net	18,131,096	182,000	821,000	—	1,003,000
Net loss	—	—	—	(2,483,000)	(2,483,000)
Balance July 31, 2026	130,017,569	$1,301,000	$133,777,000	$(141,477,000)	$(6,399,000)

*	Less than $1,000

See accompanying notes.

PURE Bioscience, Inc.

Consolidated Statements of Cash Flows

	Years Ended
	July 31,
	2026	2025
Operating activities
Net loss	$(2,483,000)	$(2,399,000)
Adjustments to reconcile loss to net cash used in operating activities:
Share-based compensation	197,000	147,000
Depreciation and amortization	3,000	2,000
Changes in operating assets and liabilities:
Accounts receivable	140,000	(176,000)
Inventories	(52,000)	(85,000)
Prepaid expenses	9,000	4,000
Accounts payable and accrued liabilities	52,000	205,000
Interest on note payable	396,000	287,000
Net cash used in operating activities	(1,738,000)	(2,015,000)

Financing activities
Net proceeds from private placement	1,003,000	—
Net proceeds from convertible notes payable to related parties	970,000	2,000,000
Net cash provided by financing activities	1,973,000	2,000,000

Net increase (decrease) in cash, cash equivalents, and restricted cash	235,000	(15,000)
Cash, cash equivalents, and restricted cash at beginning of year	409,000	424,000
Cash, cash equivalents, and restricted cash at end of year	$644,000	$409,000

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$569,000	$334,000
Restricted cash	75,000	75,000
Total cash, cash equivalents and restricted cash	$644,000	$409,000

Supplemental disclosure of cash flow information
Cash paid for taxes	$5,000	$3,000

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

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a history of recurring losses and as of July 31, 2026, had a stockholders’ deficiency of $6,399,000. For the fiscal year ended July 31, 2026, the Company incurred a net loss of $2,483,000 on net revenue of $2,318,000 and used $1,738,000 of cash in operating activities, leaving a cash balance of $569,000 as of July 31, 2026. In addition, as of July 31, 2026, convertible notes payable of $1,015,000 were past due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

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

A summary of the Company’s revenue by product type for the fiscal years ended July 31, 2026 and 2025 is as follows:

	July 31,
	2026	2025
PURE Hard Surface	$2,181,000	$1,995,000
SILVÉRION	134,000	203,000
	$2,315,000	$2,198,000

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

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our historical losses and an overall assessment of past due trade accounts receivable outstanding. Management determined no allowance for doubtful accounts was necessary at July 31, 2026 and 2025.

Inventories

Inventories are stated at the lower of cost or net realizable value, and net of a valuation allowance for potential excess or obsolete material. Cost is determined using the average cost method. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on its estimated forecast of product demand and its ability to sell the product(s) concerned. Demand for its products can fluctuate significantly. Factors that could affect demand for its products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers. Additionally, management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of our property and equipment range from three to ten years. Capitalized costs associated with leasehold improvements are depreciated over the lesser of the useful life of the asset or the remaining life of the lease. Depreciation is generally included in selling, general and administrative expense. Depreciation related to manufacturing is systematically allocated to inventory produced, and expensed through cost of goods sold at the time inventory is sold.

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

Concentrations

Gross sales. For the year ended July 31, 2026, one individual customer accounted for 24% of the Company’s net product sales. No other individual customer accounted for 10% or more of its net product sales. The geographic breakdown of net product sales was as follows: 100% U.S. For the year ended July 31, 2025, one individual customer accounted for 18% of the Company’s net product sales. No other individual customer accounted for 10% or more of its net product sales. The geographic breakdown of net product sales was as follows: 100% U.S.

Accounts receivable. As of July 31, 2026, the Company had accounts receivable from one customer that comprised 23% of total accounts receivable. As of July 31, 2025, the Company had accounts receivable from two customers that comprised 40% and 12% of total accounts receivable, respectively.

Purchases. For the fiscal year ended July 31, 2026, two vendors accounted for 27% and 13% of the Company’s purchases. For the fiscal year ended July 31, 2025, two vendors accounted for 28% and 11% of the Company’s purchases.

Accounts payable. As of July 31, 2026, one vendor accounted for 10% of the total trade accounts payable. As of July 31, 2025, one vendor accounted for 13% of the total trade accounts payable.

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

Net Loss Per Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. The Company’s diluted net loss per common share is the same as our basic net loss per common share because it incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, restricted stock units, and warrants would have an anti-dilutive effect. As of July 31, 2026 and 2025, stock options, shares issuable upon the conversion of debt, and shares issuable under restricted stock unit awards of 73,630,663 and 53,098,223, respectively, have been excluded from the computation of diluted shares outstanding.

	July 31,
	2026	2025
Common stock options	13,395,000	10,060,000
Restricted stock units	712,500	712,500
Shares issuable upon the conversion of debt	59,523,163	42,325,723
Total	73,630,663	53,098,223

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

3. Balance Sheet Details

Inventories consist of the following:

	July 31,
	2026	2025
Raw materials	$17,000	$14,000
Finished goods	176,000	127,000
	$193,000	$141,000

Inventories at July 31, 2026 and 2025, are net of a reserve for inventory obsolescence of $131,000 and $212,000, respectively.

Property and equipment consist of the following:

	July 31,
	2026	2025
Computers and equipment	$1,615,000	$1,615,000
Less accumulated depreciation	(1,607,000)	(1,604,000)
	$8,000	$11,000

Depreciation expense for the years ended July 31, 2026 and 2025 was $3,000 and $2,000, respectively.

4. Commitments and Contingencies

Legal

From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. Lawsuits against the Company or its officers or directors by employees, former employees, stockholders, partners, customers, or others, or actions taken by regulatory authorities, could be very costly and substantially disrupt its business. Such lawsuits and actions are not uncommon, and the Company may not be able to resolve such disputes or actions on terms favorable to the Company, and there may not be sufficient capital resources available to defend such actions effectively, or at all. As of July 31, 2026, there were no material lawsuits against the Company.

Manufacturing

Effective June 9, 2019, the Company entered into a five-year manufacturing supply agreement with Intercon Chemical Company or ICC with a three-year renewal term option or the Manufacturing Supply Agreement. The Company expects to renew the Manufacturing Supply Agreement in Fiscal 2027. The agreement consists of manufacturing, packaging, and distribution of PURE’s SDC-based products and contains no mandatory purchase commitment levels. The Manufacturing Supply Agreement provides:

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

5. Convertible Notes Payable to Related Parties

Convertible notes consist of the following:

	Maturity	Interest Rate	July 31, 2026	July 31, 2025

Fiscal 2023 Notes (a) – past due	June 2026	7.55%	$1,015,000	$1,015,000
Fiscal 2024 Notes (b)	October 2026 to June 2027	7.81%	1,785,000	1,785,000
Fiscal 2025 Notes (c)	September 2027 to July 2028	6.79%- 7.88%	2,000,000	2,000,000
Fiscal 2026 Notes (d)	October 2028 to February 2029	6.16% - 6.68%	970,000	—
			5,770,000	4,800,000
Accrued interest			832,000	436,000
Total			$6,602,000	$5,236,000

(a)	In fiscal 2023, the Company entered into a Note Purchase Agreement (the “2023 Note Purchase Agreement”) with certain accredited investors (“Lenders”) pursuant to which the Company issued the Lenders convertible promissory notes with an aggregate principal balance of $1,015,000 (the “2023 Private Placement”). Messrs. Tom Y. Lee and Ivan Chen, each a member of the Company’s Board invested $1,000,000 and $15,000, respectively in the 2023 Private Placement, through affiliates or directly. As of July 31, 2026 and 2025, $1,015,000 of principal was outstanding under the 2023 Private Placement, which amount is currently due.

(b)	In fiscal 2024, the Company entered into a Note Purchase Agreement (the “2024 Note Purchase Agreement”) with certain accredited investors (“Lenders”) pursuant to which the Company issued the Lenders convertible promissory notes with an aggregate principal balance of $1,785,000 (the “2024 Private Placement”). Tom Y. Lee invested $1,785,000 in the 2024 Private Placement, through affiliates or directly. As of July 31, 2026 and 2025, $1,785,000 of principal was outstanding under the 2024 Private Placement, which amount is currently due.

(c)	In fiscal 2025, the Company entered into a Note Purchase Agreement (the “2025 Note Purchase Agreement”) with certain accredited investors (“Lenders”) pursuant to which the Company issued the Lenders convertible promissory notes with an aggregate principal balance of $2,000,000 (the “2025 Private Placement”). Tom Y. Lee invested $2,000,000 in the 2025 Private Placement, through affiliates or directly. As of July 31, 2026 and 2025, $2,000,000 of principal was outstanding under the 2025 Private Placement.

(d)	During the fiscal year ended July 31, 2026, the Company entered into a Note Purchase Agreement (the “2026 Note Purchase Agreement”) with certain accredited investors (“Lenders”) pursuant to which the Company issued the Lenders convertible promissory notes (the “Notes”, collectively with the 2026 Note Purchase Agreement, the “Note Documents”) with an aggregate principal balance of $970,000 (the “2026 Private Placement”).The Note Documents provide for subsequent closings for an aggregate offering size of $2.0 million in principal balance. Tom Y. Lee, invested $970,000 in the 2026 Private Placement, through affiliates or directly. The disinterested members of the Board approved the 2026 Private Placement. As of July 31, 2026, $970,000 of principal was outstanding under the 2026 Private Placement.

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

As of July 31, 2026, none of the Notes have been repaid in cash or converted into Common Stock.

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

Events of Default. The Note Documents provide for certain events of default that are typical for a transaction of this type, including, among other things, default in the payment of principal or interest for more than 30 days, the Company’s making an assignment for the benefit of creditors, within 15 days after the commencement of bankruptcy proceedings against the Company, or breach of certain covenants described below.

Covenants. The Company will be subject to certain customary covenants regarding the current public information, reservation of adequate share reserve, and maintenance of intellectual property rights, among other customary matters. As of July 31, 2026, the Company was in compliance with all covenants.

During the fiscal year ended July 31, 2026 and 2025, the Company recognized $396,000 and $287,000 of interest expense related to the 2026, 2025, 2024 and 2023 Notes. As of July 31, 2026, interest of $832,000 was added to the principal resulting in a balance owed of $6,602,000. In addition, as of July 31, 2026, the Notes and accrued interest were convertible into 59,523,163 shares of common stock.

Future principal and accrued interest payment obligations under the convertible notes payable to related parties are as follows:

As of July 31, 2026
2027	$3,381
2028	2,212
2029	1,009
2030	—
2031	—
2032 onward	—
Total principal and accrued interest payments	6,602
Less: Current portion	(3,381)
Non-current portion of convertible notes payable	$3,221

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

7. Stockholders’ Equity

Preferred Stock

As of July 31, 2026, the Company’s Board is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.01 per share, in one or more series. As of July 31, 2026, and July 31, 2025, there were no shares of preferred stock issued and outstanding.

Common Stock

As of July 31, 2026, 250,000,000 shares of common stock with a par value of $0.01 per share are authorized for issuance.

8. Share-Based Compensation

Restricted Stock Units

The Company issues restricted stock unit awards, or RSUs, to key management and as compensation for services to consultants and others. The RSUs typically vest over a one to three-year period and carry a ten-year term. Each RSU represents the right to receive one share of common stock, issuable at the time the RSU subsequently settles, as set forth in the Restricted Stock Unit Agreement. The Company determines the fair value of those awards at the date of grant, and amortizes those awards as an expense over the vesting period of the award. The shares earned under the grant are usually issued when the award settles at the end of the term.

During the fiscal year ended July 31, 2025, the Company granted 30,000 RSUs to a third-party consultant for manufacturing services. The RSU’s vested 100% on the date of grant. As a result, the Company recognized the entire fair value of $3,000 of compensation cost relating to the vesting of the RSUs. There was no RSU compensation cost recognized during the fiscal year ended July 31, 2026.

During the fiscal year ended July 31, 2025, 30,000 RSUs were delivered. All of the remaining 712,500 RSUs outstanding are vested and issuable as of July 31, 2026. These RSUs are issued upon settlement date which is defined as “for each Vested Unit, the earliest of (i) the ten-year anniversary of the grant date; (ii) sixty days after the date the grantee’s service ceases for any reason and such cessation constitutes a “separation from service” within the meaning of Section 409A of the Code; (iii) the date of Grantee’s death or (iv) the date of a change in control that constitutes a “change in control event” within the meaning of Section 409A of the Code”.

A summary of our restricted stock unit activity and related data is as follows:

	Total RSU Shares	Vested and Issuable
Outstanding at July 31, 2024	712,500	712,500
Granted	30,000	30,000
Vested	—	—
Delivered	(30,000)	(30,000)
Forfeited	—	—
Outstanding at July 31, 2025	712,500	712,500
Granted	—	—
Vested	—	—
Delivered	—	—
Forfeited	—	—
Outstanding at July 31, 2026	712,500	712,500

Stock Option Plans

2024 Equity Incentive Plan

The Company’s shareholders approved its 2024 Equity Incentive Plan, or the 2024 Plan, in February 2024, which has a share reserve of 10,000,000 shares of common stock that were registered under a Form S-8 filed with the SEC in August 2024. The 2024 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to its employees, directors, consultants and advisors. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Compensation Committee of the Board. The 2024 Plan replaced the prior amended and restated 2007 and 2017 shareholder approved equity plans. As of July 31, 2026, there were 7,470,000 shares available for issuance under the 2024 Plan.

Stock Option Activity

During the fiscal year ended July 31, 2026, the Compensation Committee of the Board of Directors granted 3,395,000 stock options to the Company’s employees, officers, directors and consultants with a fair value of $218,000 as determined by the Black Scholes option pricing model. The vesting terms of the options vary between one and two years and carry a ten-year term.

During the fiscal year ended July 31, 2025, the Compensation Committee of the Board of Directors granted 2,665,000 stock options to the Company’s employees, officers, directors and consultants with a fair value of $158,000 as determined by the Black Scholes option pricing model. The vesting terms of the options varied between one and two years and carry a ten-year term.

A summary of the Company’s stock option activity for the fiscal years ended July 31, 2026 and 2025 is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 31, 2024	7,740,000	$0.40	$—
Granted	2,665,000	0.07	—
Exercised	—	—	—
Cancelled	(345,000)	0.11	—
Outstanding at July 31, 2025	10,060,000	$0.32	$50,000
Granted	3,395,000	0.07	—
Exercised	—	—	—
Cancelled	(60,000)	1.30	—
Outstanding at July 31, 2026	13,395,000	$0.26	$—

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.07 to $0.50	11,710,000	7.11	$0.17	10,573,750	6.89	$0.18
$0.51 to $1.00	1,285,000	3.57	$0.77	1,285,000	3.57	$0.77
$1.01 to $1.19	400,000	1.14	$1.15	400,000	1.14	$1.15
	13,395,000	6.59	$0.26	12,258,750	6.35	$0.27

The weighted average remaining contractual life of options outstanding at July 31, 2026 was 6.59 years.

For the fiscal year ended July 31, 2026 share-based compensation expense for stock options vesting during the period was $197,000. For the fiscal year ended July 31, 2025 share-based compensation expense for stock options vesting during the period was $144,000.

At July 31, 2026, options to purchase 12,258,750 shares of common stock were exercisable. These options had a weighted-average exercise price of $0.27 and a weighted average remaining contractual term of 6.35 years. The weighted average grant date fair value for options granted during the fiscal year ended July 31, 2026 was $0.07. The total unrecognized compensation cost related to unvested stock option grants as of July 31, 2026 was approximately $47,000 and the weighted average period over which these grants are expected to vest is 0.49 years. The intrinsic value of options outstanding at July 31, 2026 and 2025 was zero and $50,000, respectively.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Share-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	For the years ended July 31,
	2026	2025
Volatility	145.17%	121%
Risk-free interest rate	4.12%	4.10%
Dividend yield	0.0%	0.0%
Expected life	5.34 years	5.28 years

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

9. Related Party Transactions

As of July 31, 2026 and July 31, 2025, accounts payable include $234,000 and $250,000 in board fees due to officers and directors, respectively.

10. Income Taxes

The Company files federal and state consolidated tax returns with our subsidiaries. There was no income tax provision for the years ended July 31, 2026 and 2025 due to the net losses.

At July 31, 2026, the Company had federal and state tax net operating loss carry-forwards of approximately $104.8 million and $60.5 million, respectively. Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code as well as similar state provisions. These ownership changes may limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since its formation, the Company has raised capital through the issuance of capital stock on several occasions (both before and after its initial public offering in 1996) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition. While the Company does not believe that it has experienced an ownership change, the pertinent tax rules related thereto are complex and subject to varying interpretations, and thus complete assurance cannot be provided that the taxing authorities would not take an alternative position.

The Company’s current federal tax loss carry-forwards began expiring in the year ended July 31, 2020 and, unless previously utilized, all but $17.2 million will completely expire in the year ending July 31, 2038. The $17.2 million can be carried forward indefinitely. The Company’s state tax loss carry-forwards begin to expire in the year ending July 31, 2029, and will completely expire in the year ending July 31, 2046.

Significant components of the Company’s deferred tax assets are as follows:

	July 31,
	2026	2025
Net operating loss carry-forward	$26,230,000	$24,061,000
Stock options and warrants	2,180,000	2,250,000
Other temporary differences	220,000	200,000
Total deferred tax assets	28,630,000	26,511,000
Valuation allowance for deferred tax assets	(28,630,000)	(26,511,000)
Net deferred tax assets	$—	$—

A reconciliation of income taxes computed using the statutory income tax rate, compared to the effective tax rate, is as follows:

	2026	2025
Federal tax benefit at the expected statutory rate	21.0%	21.0%
State income tax, net of federal tax benefit	(10.8)	7.0
Permanent differences	(0.7)	—
Prior period corrections	(38.1)	—
Other	2.3	—
Valuation allowance	26.3	28
Income tax benefit - effective rate	—%	—%

Following authoritative guidance, the Company recognizes the tax benefit from a tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense; however it has had no accrued interest or penalties at either July 31, 2026 or July 31, 2025. The Company is subject to income taxes in the United States and in various states, and its historical tax years remain subject to future examination by the U.S. and state tax authorities. During the years ended July 31, 2026 and 2025, it did not record any activity related to our unrecognized tax benefits.

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

11. Segments

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

	Year ended July 31,
	2026	2025
Revenue	$2,318,000	$2,202,000

Less:
Cost of goods sold	(992,000)	(899,000)
General and administrative	(2,880,000)	(3,112,000)
Research and development	(332,000)	(316,000)
Stock-based compensation	(197,000)	(147,000)
Interest expense, net	(407,000)	(299,000)
Other income (expenses)	7,000	172,000
Net Loss	$(2,483,000)	$(2,399,000)

12. Subsequent Events

On October 15, 2026, the Company completed a closing of a private placement financing (the “Private Placement Financing”) to accredited investors (the “Investors”). The Company raised $555,000 in the closing and issued an aggregate of 10,183,486 shares (collectively, the “Shares”) of the Company’s common stock at a purchase price of $0.0545 per share. The Shares issued in the Private Placement Financing were issued pursuant to a securities purchase agreement entered into with the Investors. Mr. Tom Y. Lee, a member of the Company’s Board of Directors, invested approximately $555,000 directly and through his affiliates. The disinterested members of the Board of Directors approved the Private Placement Financing.

